Form 10-Q
period 2005-06-30
BANK OF AMERICA CORP /DE/
filed 2005-08-08
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

(704) 386-5681

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ✓   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ✓   No

On July 31, 2005, there were 4,017,927,925 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2005 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2005	2004	2005	2004
Interest income
Interest and fees on loans and leases	$8,312	$7,237	$16,419	$12,786
Interest and dividends on securities	2,799	1,907	5,333	3,119
Federal funds sold and securities purchased under agreements to resell	1,252	413	2,145	847
Trading account assets	1,426	1,009	2,608	2,021
Other interest income	502	424	939	769

Total interest income	14,291	10,990	27,444	19,542

Interest expense
Deposits	2,379	1,529	4,422	2,735
Short-term borrowings	2,677	1,019	4,646	1,739
Trading account liabilities	611	298	1,038	632
Long-term debt	974	563	1,815	1,054

Total interest expense	6,641	3,409	11,921	6,160

Net interest income	7,650	7,581	15,523	13,382
Noninterest income
Service charges	1,920	1,783	3,697	3,199
Investment and brokerage services	1,049	999	2,062	1,634
Mortgage banking income	189	299	410	508
Investment banking income	431	547	797	951
Equity investment gains	492	84	891	217
Card income	1,437	1,159	2,726	1,954
Trading account profits	285	413	1,045	416
Other income	562	183	886	318

Total noninterest income	6,365	5,467	12,514	9,197

Total revenue	14,015	13,048	28,037	22,579
Provision for credit losses	875	789	1,455	1,413
Gains on sales of debt securities	325	795	984	1,290
Noninterest expense
Personnel	3,671	3,629	7,372	6,381
Occupancy	615	621	1,251	1,109
Equipment	297	318	594	579
Marketing	346	367	683	648
Professional fees	216	194	393	354
Amortization of intangibles	204	201	412	255
Data processing	368	333	732	617
Telecommunications	196	183	402	334
Other general operating	985	1,257	2,004	2,256
Merger and restructuring charges	121	125	233	125

Total noninterest expense	7,019	7,228	14,076	12,658

Income before income taxes	6,446	5,826	13,490	9,798
Income tax expense	2,150	1,977	4,499	3,268

Net income	$4,296	$3,849	$8,991	$6,530

Net income available to common shareholders	$4,292	$3,844	$8,982	$6,524

Per common share information
Earnings	$1.07	$0.95	$2.23	$1.88

Diluted earnings	$1.06	$0.93	$2.20	$1.85

Dividends paid	$0.45	$0.40	$0.90	$0.80

Average common shares issued and outstanding (in thousands)	4,005,356	4,062,384	4,019,089	3,471,516

Average diluted common shares issued and outstanding (in thousands)	4,065,355	4,131,290	4,081,921	3,531,038

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	June 30 2005	December 31 2004
Assets
Cash and cash equivalents	$33,935	$28,936
Time deposits placed and other short-term investments	9,682	12,361
Federal funds sold and securities purchased under agreements to resell (includes $149,130 and $91,243 pledged as collateral)	149,287	91,360
Trading account assets (includes $43,587 and $38,929 pledged as collateral)	126,658	93,587
Derivative assets	26,019	30,235
Securities:
Available-for-sale (includes $103,694 and $45,127 pledged as collateral)	233,412	194,743
Held-to-maturity, at cost (market value - $174 and $ 329)	174	330

Total securities	233,586	195,073

Loans and leases	529,418	521,837
Allowance for loan and lease losses	(8,319)	(8,626)

Loans and leases, net of allowance	521,099	513,211

Premises and equipment, net	7,602	7,517
Mortgage servicing rights	2,366	2,482
Goodwill	45,381	45,262
Core deposit intangibles and other intangibles	3,472	3,887
Other assets	87,243	86,546

Total assets	$1,246,330	$1,110,457

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$175,427	$163,833
Interest-bearing	397,778	396,645
Deposits in foreign offices:
Noninterest-bearing	6,102	6,066
Interest-bearing	56,110	52,026

Total deposits	635,417	618,570

Federal funds purchased and securities sold under agreements to repurchase	207,710	119,741
Trading account liabilities	61,906	36,654
Derivative liabilities	15,630	17,928
Commercial paper and other short-term borrowings	93,763	78,598
Accrued expenses and other liabilities (includes $383 and $402 of reserve for unfunded lending commitments)	34,470	41,243
Long-term debt	96,894	98,078

Total liabilities	1,145,790	1,010,812

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 and 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,016,703,839 and 4,046,546,212 shares	42,507	44,236
Retained earnings	63,328	58,006
Accumulated other comprehensive income (loss)	(4,992)	(2,587)
Other	(574)	(281)

Total shareholders’ equity	100,540	99,645

Total liabilities and shareholders’ equity	$1,246,330	$1,110,457

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Share- holders’ Equity	Comprehensive Income
		Shares	Amount
(Dollars in millions, shares in thousands)
Balance, December 31, 2003	$54	2,882,288	$29	$50,198	$(2,148)	$(153)	$47,980
Net income				6,530			6,530	$6,530
Net unrealized losses on available-for-sale debt and marketable equity securities					(2,025)		(2,025)	(2,025)
Net unrealized losses on foreign currency translation adjustments					(18)		(18)	(18)
Net unrealized gains on derivatives					329		329	329
Cash dividends paid:
Common				(2,796)			(2,796)
Preferred				(6)			(6)
Common stock issued under employee plans and related tax benefits		66,804	2,280			(183)	2,097
Stocks issued in acquisition(2)	271	1,186,728	46,480				46,751
Common stock repurchased		(73,366)	(3,076)	88			(2,988)
Conversion of preferred stock	(3)	202	1				(2)
Other			(45)	16		(2)	(31)

Balance, June 30, 2004	$322	4,062,656	$45,669	$54,030	$(3,862)	$(338)	$95,821	$4,816

Balance, December 31, 2004	$271	4,046,546	$44,236	$58,006	$(2,587)	$(281)	$99,645
Net income				8,991			8,991	$8,991
Net unrealized gains on available-for-sale debt and marketable equity securities					584		584	584
Net unrealized gains on foreign currency translation adjustments					30		30	30
Net unrealized losses on derivatives					(3,019)		(3,019)	(3,019)
Cash dividends paid:
Common				(3,640)			(3,640)
Preferred				(9)			(9)
Common stock issued under employee plans and related tax benefits		53,672	2,090			(292)	1,798
Common stock repurchased		(83,514)	(3,819)				(3,819)
Other				(20)		(1)	(21)

Balance, June 30, 2005	$271	4,016,704	$42,507	$63,328	$(4,992)	$(574)	$100,540	$6,586

(1)	At June 30, 2005 and December 31, 2004, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $387 million and $(196) million; Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $(125) million and $(153) million; Net Unrealized Gains (Losses) on Derivatives of $(5,120) million and $(2,102) million; and Other of $(134) million and $(136) million.

(2)	Includes adjustment for the fair value of outstanding FleetBoston Financial Corporation (FleetBoston) stock options of $862 million.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Six Months Ended June 30
(Dollars in millions)	2005	2004
Operating activities
Net income	$8,991	$6,530
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,455	1,413
Gains on sales of debt securities	(984)	(1,290)
Depreciation and premises improvements amortization	478	477
Amortization of intangibles	412	255
Deferred income tax expense (benefit)	391	(11)
Net increase in trading and hedging instruments	(7,014)	(9,799)
Net increase in other assets	(299)	(281)
Net decrease in accrued expenses and other liabilities	(5,869)	(7,800)
Other operating activities, net	(4,858)	(669)

Net cash used in operating activities	(7,297)	(11,175)

Investing activities
Net decrease in time deposits placed and other short-term investments	2,679	796
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(57,927)	6,043
Proceeds from sales of available-for-sale securities	140,666	37,729
Proceeds from maturities of available-for-sale securities	14,794	12,215
Purchases of available-for-sale securities	(192,401)	(123,771)
Proceeds from maturities of held-to-maturity securities	156	5
Proceeds from sales of loans and leases	12,221	2,002
Other changes in loans and leases, net	(21,540)	(3,497)
Net increase in mortgage servicing rights	(407)	(662)
Net purchases of premises and equipment	(563)	(585)
Proceeds from sales of foreclosed properties	58	97
Cash equivalents acquired net of purchase acquisitions	(116)	5,608
Other investing activities, net	306	(138)

Net cash used in investing activities	(102,074)	(64,158)

Financing activities
Net increase in deposits	16,847	21,266
Net increase in federal funds purchased and securities sold under agreements to repurchase	87,969	35,275
Net increase in commercial paper and other short-term borrowings	15,165	22,000
Proceeds from issuance of long-term debt	7,806	12,648
Retirement of long-term debt	(7,714)	(7,385)
Proceeds from issuance of common stock	1,927	2,052
Common stock repurchased	(3,819)	(2,988)
Cash dividends paid	(3,649)	(2,802)
Other financing activities, net	(58)	(9)

Net cash provided by financing activities	114,474	80,057

Effect of exchange rate changes on cash and cash equivalents	(104)	(19)

Net increase in cash and cash equivalents	4,999	4,705
Cash and cash equivalents at January 1	28,936	27,084

Cash and cash equivalents at June 30	$33,935	$31,789

Net transfers of Loans and Leases from the loan portfolio to loans held-for-sale (included in Other Assets) amounted to $114 million and $250 million for the six months ended June 30, 2005 and 2004.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At June 30, 2005, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA). On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. This merger had no impact on the Consolidated Financial Statements of the Corporation.

On June 30, 2005, the Corporation announced a definitive agreement to acquire all outstanding shares of MBNA Corporation (MBNA), a leading provider of credit card and payment products, for approximately $35 billion in cash (15 percent) and stock (85 percent). Under the terms of the agreement, MBNA stockholders will receive 0.5009 of a share of the Corporation’s common stock plus $4.125 for each MBNA share of common stock. The transaction is expected to close by the end of the year.

On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston Financial Corporation (FleetBoston) (the Merger). FleetBoston’s results of operations were included in the Corporation’s results beginning on April 1, 2004. The Merger was accounted for under the purchase method of accounting.

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

Recently Issued or Proposed Accounting Pronouncements

On July 14, 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft, FASB Staff Position (FSP) No. FSP 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-a). FSP 13-a requires a lessor to reevaluate the classification of a leveraged lease and to recalculate the recognition of the lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by the lease. The proposed interpretation is to be effective as of December 31, 2005. Management is currently evaluating the effect of the provisions of FSP 13-a.

As part of this evaluation, management is considering the potential impact of the Internal Revenue Service’s (IRS) stated position on certain leveraged leases and the impact of such position on the Corporation and its predecessors’ federal income tax returns. Depending on the final provisions of FSP 13-a and the final resolution with the IRS, adoption of FSP 13-a may have a material impact on the Corporation’s current accounting treatment for leveraged leases. This change in accounting that would be required under the proposed FSP would be reflected as both an adjustment to Goodwill for leveraged leases acquired as part of the Merger and a one-time cumulative effect of a change in accounting principle below net income from operations as of the end of the year of adoption.

On July 14, 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions”, a proposed interpretation of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. The proposed interpretation requires recognition of a tax benefit to the extent of management’s best estimate of the impact of a tax position, provided it is probable that the tax position would be sustained based on its technical merits. The proposed interpretation is to be effective as of December 31, 2005. Management is currently evaluating the effect of the proposed interpretation.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-based Payment” (SFAS 123R) which eliminates the ability to account for share-based compensation transactions, including grants of employee stock options, using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as currently required. The Corporation adopted the fair value-based method of accounting for stock-based employee compensation prospectively as of January 1, 2003. Under SFAS 123R, the initial effective date for the Corporation was July 1, 2005. However, on April 15, 2005, the Securities and Exchange Commission issued the final rule “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance for SFAS 123 (Revised 2004), Share-Based Payment” which extends the effective date for public companies to the first fiscal year beginning on or after June 15, 2005. As a result, the Corporation will be adopting SFAS 123R effective January 1, 2006 under the modified-prospective application. Management is currently evaluating the impact of adoption on the Corporation’s results of operations and financial condition.

Stock-based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) was adopted prospectively by the Corporation on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In accordance with SFAS 148, the Corporation provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during the three and six months ended June 30, 2005 and 2004. The following table presents the effect on Net Income and Earnings per Common Share had the fair value-based method been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions, except per share data)	2005	2004	2005	2004
Net income (as reported)	$4,296	$3,849	$8,991	$6,530
Stock-based employee compensation expense recognized during the period, net of related tax effects	52	43	103	78
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects(1)	(52)	(55)	(103)	(109)

Pro forma net income	$4,296	$3,837	$8,991	$6,499

As reported
Earnings per common share	$1.07	$0.95	$2.23	$1.88
Diluted earnings per common share	1.06	0.93	2.20	1.85
Pro forma
Earnings per common share	1.07	0.95	2.23	1.87
Diluted earnings per common share	1.06	0.93	2.20	1.84

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in Net Income for the three months ended June 30, 2005 and 2004, was $128 million and $105 million pre-tax, and for the six months ended June 30, 2005 and 2004 was $242 million and $169 million pre-tax.

Under certain equity plans, upon adoption of FAS 123R, the Corporation will be required to change its approach for recognizing stock compensation cost for employees who meet certain age and service criteria and; thus, are retirement eligible as described in the plan. For any new awards granted, which retain the retirement eligibility feature after the adoption of FAS 123R, the Corporation will recognize stock compensation cost immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. Had the Corporation been recording stock compensation cost under this approach, the estimated cost, net of taxes, recognized would have been reduced by $18 million and $3 million for the three months ended June 30, 2005 and 2004. The estimated stock compensation cost, net of taxes, recognized would have increased by $153 million and $54 million for the six months ended June 30, 2005 and 2004.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Note 2 - Merger and Restructuring Activity

MBNA

On June 30, 2005, the Corporation announced a definitive agreement to acquire all outstanding shares of MBNA, a leading provider of credit card and payment products, for approximately $35 billion in cash (15 percent) and stock (85 percent). Under the terms of the agreement, MBNA stockholders will receive 0.5009 of a share of the Corporation’s common stock plus $4.125 for each MBNA share of common stock. The transaction is expected to close by the end of the year.

FleetBoston

On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston after obtaining final shareholder and regulatory approvals. FleetBoston’s results of operations were included in the Corporation’s results beginning on April 1, 2004. The Merger was accounted for under the purchase method of accounting.

Merger and Restructuring Charges

Merger and Restructuring Charges are recorded in the Consolidated Statement of Income, and include incremental costs to integrate the Corporation’s and FleetBoston’s operations. These charges represent costs associated with these one-time activities and do not represent on-going costs of the fully integrated combined organization. Systems integrations and related charges, and other, as shown in the following table, are expensed as incurred.

In addition, Merger and Restructuring Charges include costs related to an infrastructure initiative that was initiated in the third quarter of 2004 to simplify the Corporation’s business model. These costs were solely severance related. The Corporation does not expect to incur additional severance costs related to this initiative.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2005	2004	2005	2004
Severance and employee-related charges:
Merger-related	$13	$64	$22	$64
Infrastructure initiative	—	—	1	—
Systems integrations and related charges	67	29	148	29
Other	41	32	62	32

Total merger and restructuring charges	$121	$125	$233	$125

Exit Costs and Restructuring Reserves

As of December 31, 2004, there were $382 million of exit costs reserves remaining, which included $291 million for severance, relocation and other employee-related costs, $87 million for contract terminations, and $4 million for other charges. During the three months ended June 30, 2005, there were no changes to the exit costs reserves as a result of revised estimates. During the six months ended June 30, 2005, $17 million of reductions to the exit costs reserves were recorded as a result of revised estimates. The reductions included $14 million for contract terminations and $3 million for other charges. Cash payments of $104 million and $196 million were charged against this liability during the three and six months ended June 30, 2005, including $70 million and $150 million of severance, relocation and other employee-related costs, and $34 million and $46 million of contract terminations reducing the balance in the liability to $169 million at June 30, 2005.

Restructuring reserves for the three and six months ended June 30, 2005 included an additional charge for the legacy Bank of America associate severance and other employee-related charges of $13 million and $23 million. During the three months ended June 30, 2005, there were no changes to the restructuring reserves as a result of revised estimates. During the three and six months ended June 30, 2005, cash payments of $42 million and $96 million for severance and other employee-related costs have been charged against this liability reducing the balance from $166 million at December 31, 2004, to $93 million as of June 30, 2005.

Payments under these reserves are expected to be substantially complete by the end of 2005.

Exit Costs and Restructuring Reserves
	Exit Costs Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2005	2004	2005	2004
Balance, January 1	$382	$—	$166	$—
FleetBoston exit costs	(17)	—	—	—
Restructuring charges	—	—	9	—
Infrastructure initiative	—	—	1	—
Cash payments	(92)	—	(54)	—

Balance, March 31	$273	$—	$122	$—

FleetBoston exit costs	—	680	—	—
Restructuring charges	—	—	13	64
Cash payments	(104)	(62)	(42)	(10)

Balance, June 30	$169	$618	$93	$54

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.

(2)	Restructuring reserves were established by a charge to income.

Note 3 - Trading Account Assets and Liabilities

The Corporation engages in a variety of trading-related activities that are either for clients or its own account.

The following table presents the fair values of the components of Trading Account Assets and Liabilities at June 30, 2005 and December 31, 2004.

	June 30	December 31
(Dollars in millions)	2005	2004
Trading account assets
Corporate securities, trading loans and other	$45,227	$35,227
U.S. government and agency securities (1)	35,499	20,462
Equity securities	20,984	19,504
Foreign sovereign debt	13,958	8,769
Mortgage trading loans and asset-backed securities	10,990	9,625

Total	$126,658	$93,587

Trading account liabilities
U.S. government and agency securities (2)	$36,997	$14,332
Equity securities	9,849	8,952
Corporate securities and other	7,776	8,538
Foreign sovereign debt	7,059	4,793
Mortgage trading loans and asset-backed securities	225	39

Total	$61,906	$36,654

(1)	Includes $21.1 billion and $17.3 billion at June 30, 2005 and December 31, 2004 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

(2)	Includes $751 million and $1.2 billion at June 30, 2005 and December 31, 2004 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

Note 4 - Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), accounting purposes. Non-hedging derivatives held for trading purposes, including credit default swaps used in the management of risk in the loan portfolio, are recorded as Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits. Other non-hedging derivatives that are considered economic hedges are also recorded as Derivative Assets or Derivative Liabilities with changes in fair value generally recorded in the same Consolidated Statement of Income caption as the related economically hedged item. A detailed discussion of derivative trading activities and the ALM process is presented in Note 4 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

The following table presents the contract/notional and credit risk amounts at June 30, 2005 and December 31, 2004 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At June 30, 2005 and December 31, 2004, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $9.0 billion and $9.4 billion. In addition, at June 30, 2005 and December 31, 2004, the cash collateral placed against Derivative Liabilities was $9.5 billion and $6.0 billion.

Derivatives(1)
	June 30, 2005		December 31, 2004
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$12,848,672	$14,026	$11,597,813	$12,705
Futures and forwards	2,048,207	90	1,833,216	332
Written options	1,314,744	—	988,253	—
Purchased options	1,215,771	2,940	1,243,809	4,840
Foreign exchange contracts
Swaps	307,239	4,133	305,999	7,859
Spot, futures and forwards	1,103,520	3,020	956,995	3,593
Written options	198,175	—	167,225	—
Purchased options	219,043	861	163,243	679
Equity contracts
Swaps	27,657	640	34,130	1,039
Futures and forwards	5,590	—	4,078	—
Written options	52,972	—	37,080	—
Purchased options	48,192	5,436	32,893	5,741
Commodity contracts
Swaps	8,306	2,758	10,480	2,099
Futures and forwards	6,083	2	6,307	6
Written options	9,288	—	9,270	—
Purchased options	4,720	481	5,535	301
Credit derivatives	1,315,467	657	499,741	430

Credit risk before cash collateral		35,044		39,624
Less: Cash collateral applied		9,025		9,389

Total derivative assets		$26,019		$30,235

(1)	Includes both long and short derivative positions.

The average fair value of Derivative Assets for the three months ended June 30, 2005 and December 31, 2004 was $25.8 billion and $28.0 billion. The average fair value of Derivative Liabilities for the three months ended June 30, 2005 and December 31, 2004 was $18.0 billion and $15.9 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its variable-rate assets and liabilities, and other forecasted transactions (cash flow hedges).

For cash flow hedges, gains and losses on derivative contracts reclassified from Accumulated Other Comprehensive Income (OCI) to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $834 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s hedging activities for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2005	2004	2005	2004
Fair value hedges
Hedge ineffectiveness recognized in earnings(1)	$25	$3	$3	$5
Net gain (loss) excluded from assessment of effectiveness(2)	(4)	(4)	2	(8)
Cash flow hedges
Hedge ineffectiveness recognized in earnings(3)	(57)	47	6	58
Net investment hedges
Gains included in foreign currency translation adjustments within accumulated other comprehensive income	32	68	79	66

(1)	Included $(15) million and $(4) million recorded in Net Interest Income, $46 million and $7 million recorded in Mortgage Banking Income, and $(6) million and $0 recorded in Investment Banking Income in the Consolidated Statement of Income for the three months ended June 30, 2005 and 2004. Included $(42) million and $(2) million recorded in Net Interest Income, $51 million and $7 million recorded in Mortgage Banking Income and $(6) million and $0 recorded in Investment Banking Income in the Consolidated Statement of Income for the six months ended June 30, 2005 and 2004.

(2)	Included $0 and $(1) million recorded in Net Interest Income and $(4) million and $(3) million recorded in Mortgage Banking Income in the Consolidated Statement of Income for the three months ended June 30, 2005 and 2004, which relate to the excluded time value of certain hedges. Included $0 and $(5) million recorded in Net Interest Income and $2 million and $(3) million recorded in Mortgage Banking Income in the Consolidated Statement of Income for the six months ended June 30, 2005 and 2004, which relate to the excluded time value of certain hedges.

(3)	Included $(5) million and $0 recorded in Net Interest Income and $(52) million and $47 million recorded in Mortgage Banking Income from other various cash flow hedges in the Consolidated Statement of Income for the three months ended June 30, 2005 and 2004. Included $(1) million and $0 recorded in Net Interest Income and $7 million and $58 million recorded in Mortgage Banking Income from other various cash flow hedges in the Consolidated Statement of Income for the six months ended June 30, 2005 and 2004.

Note 5 - Outstanding Loans and Leases

Outstanding loans and leases at June 30, 2005 and December 31, 2004 were:

	June 30	December 31
(Dollars in millions)	2005	2004
Consumer
Residential mortgage	$170,057	$178,103
Credit card	53,863	51,726
Home equity lines	56,839	50,126
Direct/Indirect consumer	43,247	40,513
Other consumer (1)	6,829	7,439

Total consumer	330,835	327,907

Commercial
Commercial—domestic	124,080	122,095
Commercial real estate (2)	34,537	32,319
Commercial lease financing	20,628	21,115
Commercial—foreign	19,338	18,401

Total commercial	198,583	193,930

Total	$529,418	$521,837

(1)	Includes consumer finance of $3,144 million and $3,395 million; foreign consumer of $3,505 million and $3,563 million; and consumer lease financing of $180 million and $481 million at June 30, 2005 and December 31, 2004.

(2)	Includes domestic commercial real estate loans of $34,020 million and $31,879 million; and foreign commercial real estate loans of $517 million and $440 million at June 30, 2005 and December 31, 2004.

The Corporation sold whole mortgage loans and recognized gains (losses) in Other Income on the Consolidated Statement of Income of $278 million and $(1) million for the three months ended June 30, 2005 and 2004, and $276 million and $(2) million for the six months ended June 30, 2005 and 2004.

The following table presents the gross recorded investment in specific loans, without consideration to the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at June 30, 2005 and December 31, 2004. SFAS 114 impairment includes performing troubled debt restructurings, and excludes all commercial leases.

	June 30	December 31
(Dollars in millions)	2005	2004
Commercial—domestic	$671	$868
Commercial real estate	60	87
Commercial—foreign	88	273

Total impaired loans	$819	$1,228

At June 30, 2005 and December 31, 2004, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $1.8 billion and $2.2 billion. Nonperforming securities amounted to $14 million and $140 million at June 30, 2005 and December 31, 2004. In addition, included in Other Assets were nonperforming loans held-for-sale and leveraged lease partnership interests of $49 million and $151 million at June 30, 2005 and December 31, 2004.

Note 6 - Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Allowance for loan and lease losses, beginning of period	$8,313	$6,080	$8,626	$6,163

Addition of FleetBoston allowance, April 1, 2004	—	2,763	—	2,763
Loans and leases charged off	(1,222)	(1,092)	(2,380)	(1,985)
Recoveries of loans and leases previously charged off	342	263	611	436

Net charge-offs	(880)	(829)	(1,769)	(1,549)

Provision for loan and lease losses	886	789	1,474	1,428
Transfers (1)	—	(36)	(12)	(38)

Allowance for loan and lease losses, June 30	8,319	8,767	8,319	8,767

Reserve for unfunded lending commitments, beginning of period	394	401	402	416
Addition of FleetBoston reserve, April 1, 2004	—	85	—	85
Provision for unfunded lending commitments	(11)	—	(19)	(15)

Reserve for unfunded lending commitments, June 30	383	486	383	486

Total	$8,702	$9,253	$8,702	$9,253

(1)	Includes primarily transfers to loans held-for-sale.

Note 7 - Mortgage Servicing Rights

The Corporation has retained mortgage servicing rights (MSRs) from the sale or securitization of mortgage loans. The following table presents activity in MSRs for the three and six months ended June 30, 2005 and 2004. Effective June 1, 2004, Excess Spread Certificates (the Certificates) were converted to MSRs. For more information on the conversion of the Certificates to MSRs, see Note 1 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2005	2004		2005	2004
Balance, beginning of period	$2,668	$425		$2,482	$479

Additions	239	2,542	(1)	407	2,625 (1)
Amortization	(155)	(56)		(305)	(84)
Valuation adjustment of MSRs(2)	(386)	94		(218)	(15)

Balance, June 30(3)	$2,366	$3,005		$2,366	$3,005

(1)	Includes $2.2 billion of Certificates converted to MSRs on June 1, 2004.

(2)	For the three months ended June 30, 2005 and 2004, includes $(354) million and $15 million related to change in value attributed to SFAS 133 hedged MSRs and $(32) million and $79 million of recoveries (impairment). For the six months ended June 30, 2005 and 2004, includes $(204) million and $15 million related to change in value attributed to SFAS 133 hedged MSRs and $(14) million and $(30) million of impairments.

(3)	Net of impairment allowance of $258 million and $32 million at June 30, 2005 and 2004.

The estimated fair value of MSRs was $2.4 billion and $2.5 billion at June 30, 2005 and December 31, 2004.

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

Note 8 - Special Purpose Financing Entities

The Corporation securitizes assets and may retain a portion or all of the securities, subordinated tranches, interest-only strips and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Those assets may be serviced by the Corporation or by third parties. The Corporation also uses other special purpose financing entities to access the commercial paper market and for other lending, leasing and real estate activities. See Notes 1 and 8 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005, for additional discussion of securitizations and other special purpose financing entities.

Variable Interest Entities

At June 30, 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in the Global Capital Markets and Investment Banking business segment. As of June 30, 2005 and December 31, 2004, the Corporation held $5.9 billion and $7.7 billion of assets in these entities while the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments was approximately $8.0 billion and $9.4 billion. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of June 30, 2005 and December 31, 2004, the amount of assets of these entities was $886 million and $560 million, and the Corporation’s maximum possible loss exposure was $226 million and $132 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at June 30,

2005 and December 31, 2004 were approximately $28.9 billion and $32.9 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $71 million and $78 million for the six months ended June 30, 2005 and 2004. At June 30, 2005 and December 31, 2004, the Corporation’s maximum loss exposure associated with these VIEs was approximately $24.6 billion and $25.0 billion, which is net of amounts syndicated.

Management does not believe losses resulting from its involvement with the entities discussed above will be material. See Notes 1 and 8 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005, for additional discussion of special purpose financing entities.

Note 9 - Goodwill and Other Intangibles

The following table presents allocated Goodwill at June 30, 2005 and December 31, 2004 for each business segment. The increase from December 31, 2004 was primarily due to the increase in goodwill related to the October 15, 2004 acquisition of National Processing, Inc. (NPC).

(Dollars in millions)	June 30 2005	December 31 2004
Global Consumer and Small Business Banking	$18,597	$18,453
Global Business and Financial Services	16,707	16,707
Global Capital Markets and Investment Banking	4,500	4,500
Global Wealth and Investment Management	5,338	5,338
All Other	239	264

Total	$45,381	$45,262

The gross carrying value and accumulated amortization related to core deposit intangibles and other intangibles at June 30, 2005 and December 31, 2004 are presented below:

	June 30, 2005		December 31, 2004
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit intangibles	$3,668	$1,626	$3,668	$1,354
Other intangibles	2,253	823	2,256	683

Total	$5,921	$2,449	$5,924	$2,037

As a result of the Merger, the Corporation recorded $2.2 billion of core deposit intangibles, $660 million of purchased credit card relationship intangibles and $409 million of other customer relationship intangibles. As of June 30, 2005, the weighted average amortization period for core deposit intangibles as well as other intangibles was approximately nine years. As a result of the acquisition of NPC, the Corporation preliminarily allocated $479 million to other intangibles with a weighted average amortization period of approximately 10 years as of June 30, 2005.

Amortization expense on core deposit intangibles and other intangibles was $204 million and $201 million for the three months ended June 30, 2005 and 2004, and $412 million and $255 million for the six months ended June 30, 2005 and 2004. The increase for the six months ended June 30, 2005 was primarily due to the Merger. The Corporation estimates that aggregate amortization expense will be approximately $201 million and $195 million for the third and fourth quarters of 2005. In addition, the Corporation estimates that aggregate amortization expense will be $740 million, $593 million, $480 million, $379 million and $305 million for 2006, 2007, 2008, 2009 and 2010, respectively.

Note 10 - Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the Corporation’s Consolidated Balance Sheet. For additional information on commitments and contingencies, see Note 12 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $19.5 billion and $23.4 billion at June 30, 2005 and December 31, 2004. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at June 30, 2005 and December 31, 2004 was $433 million and $520 million. At June 30, 2005, the carrying amount included deferred revenue of $50 million and a reserve for unfunded lending commitments of $383 million. At December 31, 2004, the carrying amount included deferred revenue of $118 million and a reserve for unfunded lending commitments of $402 million.

Credit card lines acquired from FleetBoston were moved to a common reporting platform in the first quarter of 2005. The unfunded lending commitments for credit card lines for prior periods have been revised to conform to current period presentation.

(Dollars in millions)	June 30 2005	December 31 2004
Loan commitments	$259,530	$245,042
Home equity lines of credit	69,618	60,128
Standby letters of credit and financial guarantees	42,476	42,850
Commercial letters of credit	5,297	5,653

Legally binding commitments	376,921	353,673
Credit card lines	176,553	165,694

Total	$553,474	$519,367

Other Commitments

On June 17, 2005, the Corporation entered into an agreement to purchase nine percent of the stock of China Construction Bank (CCB) for $3.0 billion. Under the agreement, the Corporation will make an initial purchase of CCB shares for $2.5 billion and an additional purchase of $500 million at the time of CCB’s initial public offering. In addition to CCB, there are other equity commitments at June 30, 2005 and December 31, 2004, of $1.6 billion and $2.1 billion related to obligations to fund existing equity investments.

At June 30, 2005 and December 31, 2004, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $10.7 billion and $10.9 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $271 million and $205 million.

At June 30, 2005, the Corporation had whole mortgage loan purchase commitments of $4.0 billion, all of which will settle in the third quarter of 2005. At December 31, 2004, the Corporation had whole mortgage loan purchase commitments of $3.3 billion, all of which settled in the first quarter of 2005. At June 30, 2005 and December 31, 2004, the Corporation had no forward whole mortgage loan sale commitments.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA)-governed pension plans such as 401(k) plans, 457 plans, etc. At June 30, 2005 and December 31, 2004, the notional amount of these guarantees totaled $31.9 billion and $26.3 billion with estimated maturity dates between 2005 and 2035. As of June 30, 2005 and December 31, 2004, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At June 30, 2005 and December 31, 2004, the notional amount of these guarantees totaled $7.1 billion and $8.1 billion; however, at June 30, 2005 and December 31, 2004, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote. These guarantees have various maturities ranging from 2005 to 2016.

The Corporation has also written puts on highly rated fixed income securities. Its obligation under these agreements is to buy back the assets at predetermined contractual yields in the event of a severe market disruption in the short-term funding market. These agreements have various maturities ranging from two to seven years, and the pre-determined yields are based on the quality of the assets and the structural elements pertaining to the market disruption. The notional amount of these put options was $1.1 billion at June 30, 2005 and $653 million at December 31, 2004. Due to the high quality of the assets and various structural protections, management believes that the probability of incurring a loss under these agreements is remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $2.5 billion and $2.1 billion at June 30, 2005 and December 31, 2004. The estimated maturity dates of these obligations are between 2005 and 2033. The Corporation has made no material payments under these guarantees.

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the six months ended June 30, 2005 and the year ended December 31, 2004, the Corporation processed $160.0 billion and $143.1 billion of transactions and recorded losses as a result of these chargebacks of $6 million in both periods.

At June 30, 2005 and December 31, 2004, the Corporation held as collateral approximately $284 million and $203 million of merchant escrow deposits which the Corporation has the right to set off against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2005 and December 31, 2004, the maximum potential exposure totaled approximately $100.2 billion and $93.4 billion.

Within the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in their issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $1.1 billion and $1.2 billion at June 30, 2005 and December 31, 2004. Historically, any payments made under this indemnification have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the

Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Current Report on Form 8-K filed on July 12, 2005, the quarterly report on Form 10-Q for the quarter ended March 31, 2005 and the Current Reports on Form 8-K filed since December 31, 2004.

Adelphia

In a decision dated May 27, 2005, the U.S. District Court for the Southern District of New York granted the motions of Bank of America, N.A. (BANA) and Banc of America Securities LLC (BAS) to dismiss certain class plaintiffs’ claims on statute of limitations grounds. The court permitted the plaintiffs who purchased bonds in a 2001 $750 million bond offering, of which BAS underwrote fifty percent, to assert claims against BAS relating to that offering and certain other offerings made under the same registration statement. In addition, on July 18, 2005, the court granted in part and denied in part the motions of BANA and BAS to dismiss seven civil actions brought by individual plaintiffs on statute of limitations grounds, resulting in the dismissal of certain claims arising out of the plaintiffs’ purchases of Adelphia securities. With the exception of one individual action that was dismissed with prejudice, the court granted class plaintiffs and the individual plaintiffs leave to re-plead claims that the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Enron

On June 9, 2005, the Corporation, BAS and certain other defendants agreed to settle an action brought by the Retirement Systems of Alabama (RSA), pursuant to which RSA sought recovery of losses resulting from its purchase of Enron securities, for the total amount of $49 million.

Foreign Currency

The trial date for this case has been continued to May 2006.

In re Initial Public Offering Securities

On June 30, 2005, the U.S. Court of Appeals for the Second Circuit granted the underwriter defendants’ petition to appeal the district court’s decision granting class certification.

Miller

On May 13, 2005, BANA filed with the California Court of Appeal, First Appellate District, its notice of appeal and, on May 16, 2005, a writ of supersedeas, seeking a stay of the trial court’s judgment pending appeal. The court of appeal granted a temporary stay until further order of the court. The writ remains pending.

Mutual Fund Operations

On May 27, 2005, pursuant to an order of the U.S. Court of Appeals for the Seventh Circuit, the U.S. District Court for the Southern District of Illinois dismissed the action that had been remanded to state court in Illinois.

Parmalat Finanziaria S.p.A.

On June 25, 2005, the Court of Milan, Italy terminated the preliminary hearings in the market manipulation charges against the Corporation’s three former employees, Antonio Luzi, Luis Moncada, and Luca Sala, and set an

opening trial date for September 28, 2005. On August 2, 2005, the Public Prosecutor’s Office of Parma, Italy arrested Mr. Sala in connection with its continuing criminal investigation into the Parmalat matter. The charges against Mr. Sala have not been disclosed. With respect to the related charge against the Corporation asserting administrative liability for the alleged activities of its former employees, the Court of Milan, Italy determined that as a result of a failure to serve the Corporation correctly, the charge would be dismissed. Subsequently, on July 22, 2005, the Public Prosecutor of Milan refiled these charges against the Corporation.

On July 13, 2005, the U.S. District Court for the Southern District of New York granted in its entirety the motion to dismiss filed by the Corporation, BANA and Banc of America Securities Limited (BASL) in the Southern Alaska Carpenters Fund case. The court granted the plaintiffs a right to file an amended complaint by August 22, 2005.

On April 14, 2005 the Multidistrict Litigation Panel consolidated the Bondi Action for pre-trial proceedings with other lawsuits filed by Enrico Bondi against non-Bank of America defendants. The Corporation and related defendants have moved to dismiss the Bondi action; that motion is pending.

Pension Plan Matters

On May 16, 2005, the U.S. District Court for the Southern District of Illinois granted the Corporation and other defendants’ motion to transfer the Pothier case and ordered the case transferred to the U.S. District Court for the Western District of North Carolina for further proceedings.

WorldCom

On June 8, 2005 the U.S. District Court for the Southern District of New York scheduled a fairness hearing for September 9, 2005, with respect to the class settlement entered into on March 9, 2005 between the lead plaintiff and certain defendants, including Banc of America Securities LLC.

On June 22, 2005, the Corporation, BAS, BASL, Robertson Stephens International Limited and certain other defendants agreed to settle an individual action brought by the Public Employees Retirement System of Ohio (PERS-Ohio), pursuant to which PERS-Ohio sought recovery of losses resulting from its purchase of WorldCom securities.

Note 11 - Shareholders’ Equity and Earnings Per Common Share

The following table presents the monthly share repurchase activity for the three and six months ended June 30, 2005 and 2004, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs(1)	Weighted Average Per Share Price	Remaining Buyback Authority under Announced Programs(2)
			Dollars	Shares
Three months ended March 31, 2005	43,214	$46.05	$14,688	237,411

April 1-30	18,200	44.57	13,877	219,211
May 1-31	11,050	45.70	13,372	208,161
June 1-30	11,050	46.40	12,859	197,111

Three months ended June 30, 2005	40,300	45.38

Six months ended June 30, 2005	83,514	45.73

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs(3)	Weighted Average Per Share Price	Remaining Buyback Authority under Announced Programs(4)
			Dollars	Shares
Three months ended March 31, 2004	24,306	$40.03	$12,378	204,178

April 1-30	9,900	40.53	11,977	194,278
May 1-31	16,140	40.15	8,952	178,138
June 1-30	23,020	41.96	7,978	155,118

Three months ended June 30, 2004	49,060	41.07

Six months ended June 30, 2004	73,366	40.73

(1)	Reduced Shareholders’ Equity by $3.8 billion and increased diluted earnings per common share by $0.02 for the six months ended June 30, 2005. These repurchases were partially offset by the issuance of approximately 54 million shares of common stock under employee plans, which increased Shareholders’ Equity by $1.8 billion, net of $292 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.01 for the six months ended June 30, 2005.

(2)	On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion and to be completed within a period of 18 months. On March 22, 2005, the Board authorized an additional stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months.

(3)	Reduced Shareholders’ Equity by $3.0 billion and increased diluted earnings per common share by $0.03 for the six months ended June 30, 2004. These repurchases were partially offset by the issuance of approximately 67 million shares of common stock under employee plans, which increased Shareholders’ Equity by $2.1 billion, net of $183 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the six months ended June 30, 2004.

(4)	On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004. Also refer to the Board authorized stock repurchase program dated January 28, 2004, as discussed in footnote (2) above.

The Corporation will continue to repurchase shares, from time to time, in open market or in private transactions through the Corporation’s approved repurchase programs. In light of the Corporation’s announced merger with MBNA, the Corporation’s ability to repurchase shares of common stock is limited by additional SEC rules and regulations. However, even under the more restrictive rules and regulations, the Corporation expects to be able to repurchase a number of shares of common stock equal to the shares issued under the Corporation’s employee stock plans.

The following table presents the changes in Accumulated OCI for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30
	2005			2004
(Dollars in millions)	Pre-tax Amount	Income Tax Expense (Benefit)	After- tax Amount	Pre-tax Amount	Income Tax Expense (Benefit)	After-tax Amount
Balance, January 1	$(4,064)	$(1,477)	$(2,587)	$(3,242)	$(1,094)	$(2,148)
Net unrealized losses(1)	(2,605)	(972)	(1,633)	(1,410)	(640)	(770)
Less: Net realized gains and amortization recorded to net income	1,218	446	772	1,499	555	944

Balance, June 30	$(7,887)	$(2,895)	$(4,992)	$(6,151)	$(2,289)	$(3,862)

(1)	Net unrealized losses include the valuation changes of AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives, and other.

The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2005	2004	2005	2004
Earnings per common share
Net income	$4,296	$3,849	$8,991	$6,530
Preferred stock dividends	(4)	(5)	(9)	(6)

Net income available to common shareholders	$4,292	$3,844	$8,982	$6,524

Average common shares issued and outstanding	4,005,356	4,062,384	4,019,089	3,471,516

Earnings per common share	$1.07	$0.95	$2.23	$1.88

Diluted earnings per common share
Net income available to common shareholders	$4,292	$3,844	$8,982	$6,524
Convertible preferred stock dividends	—	1	—	2

Net income available to common shareholders and assumed conversions	$4,292	$3,845	$8,982	$6,526

Average common shares issued and outstanding	4,005,356	4,062,384	4,019,089	3,471,516
Dilutive potential common shares(1, 2)	59,999	68,906	62,832	59,522

Total diluted average common shares issued and outstanding	4,065,355	4,131,290	4,081,921	3,531,038

Diluted earnings per common share	$1.06	$0.93	$2.20	$1.85

(1)	For the three and six months ended June 30, 2005, average options to purchase 45 million and 35 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and six months ended June 30, 2004, average options to purchase 73 million and 55 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units, restricted stock shares and stock options.

The Board increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per common share. The cash dividend will be payable September 23, 2005 to common shareholders of record on September 2, 2005.

Note 12 - Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The Bank of America Pension Plan (the Pension Plan) allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. A detailed discussion of these plans is provided in Note 15 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

As a result of the Merger, the Corporation assumed the obligations related to the plans of former FleetBoston. These plans are substantially similar to the legacy Bank of America plans discussed in Note 15 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005, however, the FleetBoston Financial Pension Plan does not allow participants to select various earnings measures, rather the earnings rate is based on a benchmark rate. The tables within this Note include the information related to these plans beginning on April 1, 2004.

Net periodic benefit cost of the Corporation’s plans for the three months ended June 30, 2005 and 2004 included the following components:

	Three Months Ended June 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$77	$67	$4	$6	$ 2	$ 2
Interest cost	163	166	15	18	19	21
Expected return on plan assets	(248)	(244)	—	—	(3)	(5)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost	11	13	(1)	—	—	—
Recognized net actuarial loss	37	26	4	2	17	21

Net periodic benefit cost	$40	$28	$22	$26	$ 43	$ 47

Net periodic benefit cost of the Corporation’s plans for the six months ended June 30, 2005 and 2004 included the following components:

	Six Months Ended June 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$154	$121	$7	$13	$ 5	$ 5
Interest cost	328	296	31	29	38	38
Expected return on plan assets	(496)	(434)	—	—	(7)	(8)
Amortization of transition obligation	—	—	—	—	16	16
Amortization of prior service cost	23	27	(3)	1	—	—
Recognized net actuarial loss	75	46	9	7	34	43
Recognized loss due to settlements and curtailments	—	—	9	—	—	—

Net periodic benefit cost	$84	$56	$53	$50	$ 86	$ 94

The Corporation previously disclosed that its best estimate of its contributions to be made to the Qualified Pension Plans, Nonqualified Pension Plans, and the Postretirement Health and Life Plans in 2005 is $0, $114 million and $37 million, respectively. For the six months ended June 30, 2005, the Corporation had contributed $0, $87 million and $19 million, respectively, to these plans.

Note 13 - Business Segment Information

The Corporation reports the results of its operations through four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management. Certain operating segments have been aggregated into a single business segment. The Corporation may periodically reclassify business segment results based on modifications to its management reporting methodologies and changes in organizational alignment.

Global Consumer and Small Business Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. Global Business and Financial Services serves domestic and international business clients providing financial services, specialized industry expertise and local delivery through a global team of client managers and a variety of businesses. Global Capital Markets and Investment Banking provides capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for the Corporation’s clients as well as traditional bank deposit and loan products, treasury management and payment services to large corporations and institutional clients. Global Wealth and Investment Management offers investment services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients as well as affluent and high-net-worth individuals.

All Other consists primarily of Equity Investments, Noninterest Income and Expense amounts associated with the ALM process (including Gains on Sales of Debt Securities), the residual impact of the allowance for credit losses processes and funds transfer pricing allocation methodologies, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Total Revenue includes Net Interest Income on a fully taxable-equivalent basis and Noninterest Income. The adjustment of Net Interest Income to a fully taxable-equivalent basis results in a corresponding increase in Income Tax Expense. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income of the business segments also includes an allocation of Net Interest Income generated by the Corporation’s ALM process.

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

The following tables present Total Revenue on a fully taxable-equivalent (FTE) basis and Net Income for the three and six months ended June 30, 2005 and 2004 for each business segment, as well as All Other.

Business Segments

For the three months ended June 30
	Total Corporation		Global Consumer and Small Business Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$7,841	$7,751	$4,129	$4,163
Noninterest income	6,365	5,467	2,933	2,560

Total revenue	14,206	13,218	7,062	6,723
Provision for credit losses	875	789	1,143	641
Gains (losses) on sales of debt securities	325	795	—	(2)
Amortization of intangibles	204	201	139	132
Other noninterest expense	6,815	7,027	3,284	3,203

Income before income taxes	6,637	5,996	2,496	2,745
Income tax expense	2,341	2,147	901	1,005

Net income	$4,296	$3,849	$1,595	$1,740

Average total assets	$1,277,489	$1,094,459	$326,922	$343,353

	Global Business and Financial Services (1)		Global Capital Markets and Investment Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$1,898	$1,749	$880	$1,130
Noninterest income	793	681	1,241	1,504

Total revenue	2,691	2,430	2,121	2,634
Provision for credit losses	(164)	(5)	(73)	4
Gains (losses) on sales of debt securities	70	—	51	(4)
Amortization of intangibles	33	36	12	13
Other noninterest expense	978	1,046	1,513	1,995

Income before income taxes	1,914	1,353	720	618
Income tax expense	697	504	259	207

Net income	$1,217	$849	$461	$411

Average total assets	$217,181	$201,685	$430,099	$328,130

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$910	$677	$24	$32
Noninterest income	927	869	471	(147)

Total revenue	1,837	1,546	495	(115)
Provision for credit losses	(9)	10	(22)	139
Gains on sales of debt securities	—	—	204	801
Amortization of intangibles	19	19	1	1
Other noninterest expense	903	893	137	(110)

Income before income taxes	924	624	583	656
Income tax expense	334	226	150	205

Net income	$590	$398	$433	$451

Average total assets	$128,401	$87,015	$174,886	$134,276

Business Segments For the six months ended June 30
	Total Corporation		Global Consumer and Small Business Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$15,913	$13,721	$8,380	$7,258
Noninterest income	12,514	9,197	5,644	4,190

Total revenue	28,427	22,918	14,024	11,448
Provision for credit losses	1,455	1,413	1,857	1,069
Gains (losses) on sales of debt securities	984	1,290	(1)	(1)
Amortization of intangibles	412	255	281	167
Other noninterest expense	13,664	12,403	6,452	5,771

Income before income taxes	13,880	10,137	5,433	4,440
Income tax expense	4,889	3,607	1,939	1,630

Net income	$8,991	$6,530	$3,494	$2,810

Average total assets	$1,239,398	$963,825	$330,204	$289,309

	Global Business and Financial Services (1)		Global Capital Markets and Investment Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$3,813	$2,887	$1,818	$2,161
Noninterest income	1,612	1,112	2,935	2,647

Total revenue	5,425	3,999	4,753	4,808
Provision for credit losses	(221)	86	(170)	(95)
Gains (losses) on sales of debt securities	71	—	80	(11)
Amortization of intangibles	66	43	24	19
Other noninterest expense	1,939	1,591	3,147	3,553

Income before income taxes	3,712	2,279	1,832	1,320
Income tax expense	1,373	838	650	456

Net income	$2,339	$1,441	$1,182	$864

Average total assets	$214,421	$161,640	$401,621	$312,241

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$1,851	$1,278	$51	$137
Noninterest income	1,780	1,369	543	(121)

Total revenue	3,631	2,647	594	16
Provision for credit losses	(7)	2	(4)	351
Gains on sales of debt securities	—	—	834	1,302
Amortization of intangibles	37	24	4	2
Other noninterest expense	1,788	1,606	338	(118)

Income before income taxes	1,813	1,015	1,090	1,083
Income tax expense	647	370	280	313

Net income	$1,166	$645	$810	$770

Average total assets	$126,146	$78,452	$167,006	$122,183

(1)	There were no material intersegment revenues among the segments.

The following table presents reconciliations of the four business segments’ Total Revenue on a FTE basis and Net Income to Consolidated Statement of Income totals. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Segments’ revenue	$13,711	$13,333	$27,833	$22,902
Adjustments:
Revenue associated with unassigned capital	91	82	170	203
ALM activities	229	(25)	244	(22)
Equity investments	296	6	480	(14)
Liquidating businesses	46	75	104	160
Fully taxable-equivalent basis adjustment	(191)	(170)	(390)	(339)
Other	(167)	(253)	(404)	(311)

Consolidated revenue	$14,015	$13,048	$28,037	$22,579

Segments’ net income	$3,863	$3,398	$8,181	$5,760
Adjustments, net of taxes:
Earnings associated with unassigned capital	61	54	113	135
ALM activities (1)	250	488	635	777
Equity investments	167	(13)	265	(42)
Liquidating businesses	23	56	42	25
Merger and restructuring charges	(80)	(83)	(155)	(83)
Other	12	(51)	(90)	(42)

Consolidated net income	$4,296	$3,849	$8,991	$6,530

(1)	Includes pre-tax Gains on Sales of Debt Securities of $206 million and $799 million for the three months ended June 30, 2005 and 2004, and $833 million and $1,297 million for the six months ended June 30, 2005 and 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of Bank of America Corporation and its subsidiaries (the Corporation) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed in the Corporation’s Current Report on Form 8-K filed on July 12, 2005. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

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

At June 30, 2005, we had $1.2 trillion in assets and approximately 177,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition. Certain prior period amounts have been reclassified to conform to current period presentation.

On June 30, 2005, we announced a definitive agreement to acquire all outstanding shares of MBNA Corporation (MBNA), a leading provider of credit card and payment products, for approximately $35 billion in cash (15 percent) and stock (85 percent). Under the terms of the agreement, MBNA stockholders will receive 0.5009 of a share of our common stock plus $4.125 for each MBNA share of common stock. The transaction is expected to close by the end of the year.

On June 17, 2005, we announced a definitive agreement to purchase approximately nine percent of the stock of China Construction Bank (CCB) for $3.0 billion. Under the agreement, we will make an initial purchase of CCB shares for $2.5 billion and an additional purchase of $500 million at the time of its initial public offering. We also have the option of increasing our stake over the next five-and-one-half years to 19.9 percent of the company. CCB is the second largest commercial bank in China based on total assets.

Our Board of Directors (the Board) increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per share. The dividend will be payable September 23, 2005 to common shareholders of record on September 2, 2005.

On June 13, 2005, Fleet National Bank merged with and into Bank of America, National Association (Bank of America, N.A.), with Bank of America, N.A. as the surviving entity.

On October 15, 2004, we acquired 100 percent of National Processing, Inc. (NPC), for $1.4 billion in cash, creating the second largest merchant processor in the United States.

On April 1, 2004, we completed our merger with FleetBoston Financial Corporation (FleetBoston) (the Merger) after obtaining final shareholder and regulatory approvals. The Merger was accounted for under the purchase method of accounting. Accordingly, results for the three months and six months ended June 30, 2004 include three months of combined company results.

Performance Overview

Net Income totaled $4.3 billion, or $1.06 per diluted common share and $9.0 billion, or $2.20 per diluted common share, for the three and six months ended June 30, 2005, increases of 12 percent and 14 percent, and 38 percent and 19 percent, respectively, from $3.8 billion, or $0.93 per diluted common share and $6.5 billion, or $1.85 per diluted common share, for the three and six months ended June 30, 2004.

Business Segment Total Revenue and Net Income

	Total Revenue		Net Income		Total Revenue		Net Income
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Global Consumer and Small Business Banking	$7,062	$6,723	$1,595	$1,740	$14,024	$11,448	$3,494	$2,810
Global Business and Financial Services	2,691	2,430	1,217	849	5,425	3,999	2,339	1,441
Global Capital Markets and Investment Banking	2,121	2,634	461	411	4,753	4,808	1,182	864
Global Wealth and Investment Management	1,837	1,546	590	398	3,631	2,647	1,166	645
All Other	495	(115)	433	451	594	16	810	770

Total FTE basis (1)	14,206	13,218	4,296	3,849	28,427	22,918	8,991	6,530
FTE adjustment (1)	(191)	(170)	—	—	(390)	(339)	—	—

Total	$14,015	$13,048	$4,296	$3,849	$28,037	$22,579	$8,991	$6,530

(1)	Total revenue for the segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 37.

Global Consumer and Small Business Banking

Net Income decreased $145 million, or eight percent, to $1.6 billion for the three months ended June 30, 2005, compared to the same period in 2004. Driving the decrease was a $502 million increase in Provision for Credit Losses. The increase in Provision for Credit Losses to $1.1 billion from $641 million was due to the establishment of a $210 million reserve related to additional changes that will be made in credit card minimum payment requirements later this year and higher net charge-offs of $206 million, of which $189 million was due to an increase in credit card net charge-offs. Partially offsetting this was a $373 million increase in Noninterest Income as a $274 million increase in Card Income and a $138 million increase in Service Charges were partially offset by an $108 million decrease in Consumer Mortgage Banking Income.

Net Income increased $684 million, or 24 percent, to $3.5 billion for the six months ended June 30, 2005, compared to the same period in 2004. Driving the increase was the addition of the FleetBoston portfolio, which contributed to the $1.1 billion increase in Net Interest Income, the $752 million increase in Card Income and the $370 million increase in Service Charges. Partially offsetting this was a $795 million increase in Noninterest Expense and a $788 million increase in Provision for Credit Losses. The increase in Provision for Credit Losses to $1.9 billion from $1.1 billion was primarily driven by higher net charge-offs of $531 million due to the addition of the FleetBoston credit card portfolio and growth in the credit card portfolio. The credit card minimum payment reserves previously discussed also drove higher Provision for Credit Losses. For more information on Global Consumer and Small Business Banking, see page 44.

Global Business and Financial Services

Net Income increased $368 million, or 43 percent, to $1.2 billion for the three months ended June 30, 2005, compared to the same period in 2004. Net Interest Income increased $149 million as Average Loans and Leases increased $12.6 billion, or eight percent, and Average Deposits increased $4.1 billion, or four percent. The increase in Average Loans and Leases was primarily due to loan growth in Dealer Financial Services, Middle Market Banking, Commercial Real Estate Banking and Business Banking. Also driving the improved results was a $159 million decrease in Provision for Credit Losses to negative $164 million.

Net Income increased $898 million, or 62 percent, to $2.3 billion for the six months ended June 30, 2005, compared to the same period in 2004. The increase was primarily due to a $926 million increase in Net Interest Income as Average Loans and Leases increased $37.5 billion, or 27 percent, and Average Deposits increased $23.7 billion, or 29 percent. The increase in Average Loans and Leases was primarily due to the addition of FleetBoston and organic loan growth in Dealer Financial Services, Commercial Real Estate Banking, Middle Market Banking and Business Banking. Deposit balance growth resulted from the addition of FleetBoston and the organic deposit growth in Business Banking and Commercial Real Estate Banking. Also driving the improved results was a $307 million decrease in Provision for Credit Losses to negative $221 million. For more information on Global Business and Financial Services, see page 51.

Global Capital Markets and Investment Banking

Net Income increased $50 million, or 12 percent, to $461 million for the three months ended June 30, 2005, compared to the same period in 2004. The increase was driven by lower Noninterest Expense of $483 million and lower Provision for Credit Losses of $77 million, offset by a decrease in Trading Account Profits of $133 million and lower Investment Banking Income of $125 million. The decrease in Noninterest Expense was primarily driven by the absence of litigation expense incurred during the three months ended June 30, 2004. Also impacting Net Income was a decline in Net Interest Income of $250 million as a result of a flattening yield curve.

Net Income increased $318 million, or 37 percent, to $1.2 billion for the six months ended June 30, 2005, compared to the same period in 2004. The increase was driven by lower Noninterest Expense of $401 million, higher Trading Account Profits of $303 million and increased Equity Investment Gains of $104 million. These increases were offset by a decrease in Investment Banking Income of $156 million primarily due to a decline in securities underwriting. Also impacting Net Income was a decline in Net Interest Income of $343 million as a result of a flattening yield curve partially offset by the addition of the FleetBoston portfolio. For more information on Global Capital Markets and Investment Banking, see page 53.

Global Wealth and Investment Management

Net Income increased $192 million, or 48 percent, to $590 million for the three months ended June 30, 2005, compared to the same period in 2004. Driving the increase was an additional $233 million in Net Interest Income due to increases in loans and deposits in both Premier Banking and The Private Bank. Also contributing to the increase in Net Income was higher Equity Investment Gains of $63 million. Expenses remained relatively unchanged.

Net Income increased $521 million, or 81 percent, to $1.2 billion for the six months ended June 30, 2005, compared to the same period in 2004. The increase was due to an additional $573 million in Net Interest Income as we experienced increases in loans and deposits in both Premier Banking and The Private Bank, and the addition of FleetBoston earning assets to the portfolio. Also contributing to the increase in Net Income was higher Investment and Brokerage Services income of $345 million. Partially offsetting these increases were higher Personnel costs of $165 million related primarily to the addition of FleetBoston. Total assets under management decreased $8.7 billion, or two percent, to $442.8 billion at June 30, 2005 compared to December 31, 2004, driven by net outflows of $6.4 billion primarily in short-term money market assets. For more information on Global Wealth and Investment Management, see page 57.

All Other

Net Income decreased $18 million, or 4 percent, to $433 million but increased $40 million, or 5 percent, to $810 million for the three and six months ended June 30, 2005, compared to the same periods in 2004. For more information on All Other, see page 60.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $90 million to $7.8 billion and $2.2 billion to $15.9 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. The primary driver of the six month increase was the Merger. In addition, these increases were driven by growth in consumer (primarily credit card and home equity) and commercial loan levels, a larger asset-liability management (ALM) portfolio (primarily securities) and higher domestic deposit levels. Partially offsetting these increases were the negative impact of spread compression due to the flattening of the yield curve, a lower trading-related contribution and reductions in loan balances from corporate, foreign and exited businesses. The net interest yield on a FTE basis declined 50 basis points (bps) to 2.81 percent and 34 bps to 2.95 percent for the three and six months ended June 30, 2005 primarily due to the negative impact of an increase in lower-yielding trading-related balances and spread compression due to flattening of the yield curve partially offset by growth in core deposit and consumer loan levels. For more information on Net Interest Income on a FTE basis, see Tables 5 and 6 on pages 41 through 43.

Noninterest Income

Noninterest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Service charges	$1,920	$1,783	$3,697	$3,199
Investment and brokerage services	1,049	999	2,062	1,634
Mortgage banking income	189	299	410	508
Investment banking income	431	547	797	951
Equity investment gains	492	84	891	217
Card income	1,437	1,159	2,726	1,954
Trading account profits	285	413	1,045	416
Other income	562	183	886	318

Total noninterest income	$6,365	$5,467	$12,514	$9,197

Noninterest Income increased $898 million to $6.4 billion for the three months ended June 30, 2005 compared to the same period in 2004, due primarily to organic growth and whole mortgage loan sale gains.

•	Service Charges grew $137 million driven by a growing number of new consumer and commercial accounts.

•	Investment and Brokerage Services increased $50 million due to growth in the fee-based portfolio.

•	Mortgage Banking Income decreased $110 million due primarily to a reduction in production income from lower production margins and sold volumes, offset by higher net servicing income partially driven by gains on derivative contracts that were used to hedge changes in the fair value of the Mortgage Servicing Rights (MSRs).

•	Investment Banking Income declined $116 million and included an $84 million decline in securities underwriting and a $55 million decrease in syndications partially offset by a $21 million increase in advisory services.

•	Equity Investment Gains increased $408 million due to a $269 million increase in Principal Investing, which was a result of increasing liquidity in the private equity markets.

•	Card Income increased $278 million due to increased interchange income and merchant discount fees driven by growth in debit and credit card purchase volumes, as well as the acquisition of NPC and increases in average managed credit card outstandings.

•	Trading Account Profits decreased $128 million due to a volatile credit market and flattening of the yield curve.

•	Other Income increased $379 million driven primarily by higher whole mortgage loan sale gains of $279 million.

Noninterest Income increased $3.3 billion to $12.5 billion for the six months ended June 30, 2005 compared to the same period in 2004, due primarily to the addition of FleetBoston and organic growth.

•	Service Charges grew $498 million driven by the addition of FleetBoston customers and organic account growth.

•	Investment and Brokerage Services increased $428 million due to the addition of the FleetBoston business.

•	Mortgage Banking Income decreased $98 million due primarily to a reduction in production income from lower production margins and sold volumes, offset by higher net servicing income partially driven by gains on derivative contracts that were used to hedge changes in the fair value of the MSRs.

•	Investment Banking Income declined $154 million and included a $147 million decline in securities underwriting and a $26 million decrease in syndications partially offset by a $16 million increase in advisory services.

•	Equity Investment Gains increased $674 million due to a $496 million increase in Principal Investing, which was a result of increasing liquidity in the private equity markets.

•	Card Income increased $772 million due to increased interchange income and merchant discount fees driven by growth in debit and credit card purchase volumes, as well as the acquisition of NPC and increases in average managed credit card outstandings.

•	Trading Account Profits increased $629 million due to increased customer activity, more active portfolio management in our market-making books and the absence of a writedown of the Excess Spread Certificates (the Certificates) that occurred in the prior year.

•	Other Income increased $568 million driven primarily by the addition of FleetBoston and higher whole mortgage loan sale gains of $278 million.

Provision for Credit Losses

The Provision for Credit Losses increased $86 million to $875 million and $42 million to $1.5 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. These increases were driven by higher consumer net charge-offs of $190 million and $494 million, of which $189 million and $486 million of the increases were from credit card net charge-offs. Higher credit card net charge-offs for both periods were driven by organic portfolio growth and seasoning, the return of previously securitized loans to the balance sheet, increases effective in 2004 in credit card minimum payment requirements and a temporary increase in bankruptcy net charge-offs resulting from changes in bankruptcy legislation. Credit card net charge-offs for the six months ended June 30, 2005 also increased due to the addition of the FleetBoston portfolio. The increased net charge-offs associated with the 2004 changes in credit card minimum payment requirements did not impact the Provision for Credit Losses in the first half of 2005 as those expected net charge-offs were provided for in late 2004. Also driving the increases in Provision for Credit Losses was the establishment, during the second quarter of 2005, of $210 million of Allowance for Loan and Lease Losses related to additional changes that will be made in credit card minimum payment requirements later this year. Partially offsetting these increases were decreases of $93 million and $322 million in the commercial Provision for Credit Losses to negative $48 million and negative $222 million for the three and six months ended June 30, 2005 compared to the same periods of 2004. For both periods, lower commercial net charge-offs were the primary driver of the decreased commercial Provision for Credit Losses. The Provision for Credit Losses for the first half of 2005 included a $250 million reduction in the general portion of the Allowance for Loan and Lease Losses as credit integration uncertainties related to FleetBoston were reduced during the second quarter. For more information on credit quality, see Credit Risk Management beginning on page 67.

Gains on Sales of Debt Securities

Gains on Sales of Debt Securities for the three and six months ended June 30, 2005 were $325 million and $984 million compared to $795 million and $1.3 billion for the same periods in 2004, primarily as a result of ALM activity to manage mortgage prepayment and interest rate risk. For more information on Gains on Sales of Debt Securities, see Market Risk Management beginning on page 85.

Noninterest Expense

Noninterest Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Personnel	$3,671	$3,629	$7,372	$6,381
Occupancy	615	621	1,251	1,109
Equipment	297	318	594	579
Marketing	346	367	683	648
Professional fees	216	194	393	354
Amortization of intangibles	204	201	412	255
Data processing	368	333	732	617
Telecommunications	196	183	402	334
Other general operating	985	1,257	2,004	2,256
Merger and restructuring charges	121	125	233	125

Total noninterest expense	$7,019	$7,228	$14,076	$12,658

Noninterest Expense decreased $209 million to $7.0 billion for the three months ended June 30, 2005 compared to the same period in 2004, primarily due to the absence of litigation expense in the current period that was recorded in Other General Operating Expense.

Noninterest Expense increased $1.4 billion to $14.1 billion for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to the addition of FleetBoston.

•	Personnel Expense increased $991 million primarily due to the impact of FleetBoston associates and increases in salaries and wages and incentive compensation.

•	Occupancy Expense increased $142 million due to the impact of the Merger.

•	Amortization of Intangibles increased $157 million driven by amortization of intangible assets acquired in the Merger.

•	Merger and Restructuring Charges were $108 million higher in connection with the integration of FleetBoston’s operations. For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

Income Tax Expense

For the three months ended June 30, 2005, Income Tax Expense was $2.2 billion, reflecting an effective tax rate of 33.4 percent, compared to $2.0 billion and 33.9 percent during the same period in 2004. The higher effective tax rate for 2004 primarily resulted from adjustments to the expected annual effective tax rate related to the Merger, taking into consideration higher state taxes and the effect of purchase accounting. Income Tax Expense was $4.5 billion, reflecting an effective tax rate of 33.4 percent, for the six months ended June 30, 2005 compared to $3.3 billion and 33.4 percent for the six months ended June 30, 2004.

Assets

Average Loans and Leases have remained relatively flat for the three months ended June 30, 2005 with a decrease of $4.5 billion, or one percent, from the three months ended March 31, 2005 and an increase of $5.0 billion or one percent, from the three months ended December 31, 2004. Average Securities increased $22.6 billion, or 11 percent, and $56.0 billion, or 33 percent, from the three months ended March 31, 2005 and December 31, 2004, as a result of repositioning our ALM portfolio and investing excess cash from deposit growth. Additionally, for the three months ended June 30, 2005 compared to the three months ended March 31, 2005 and December 31, 2004, average trading-related assets increased $16.4 billion, or 14 percent, and $23.6 billion, or 21 percent, as we expanded our trading book to accommodate the needs of our clients. For more information, see Tables 5 and 6 on pages 41 through 43.

Liabilities and Shareholders’ Equity

Average core deposits increased $10.9 billion, or two percent, and $20.3 billion, or four percent, for the three months ended June 30, 2005 compared to the three months ended March 31, 2005 and December 31, 2004. The increase was attributable to organic growth which resulted from our continued improvements in customer satisfaction, new product offerings and our account growth efforts. At June 30, 2005, our Tier 1 Capital ratio was 8.06 percent, compared to 8.20 percent and 8.10 percent at March 31, 2005 and December 31, 2004. For more information, see Tables 5 and 6 on pages 41 through 43, and Capital Management beginning on page 65.

Table 1 Selected Quarterly Financial Data
(Dollars in millions, except per share information)	2005 Quarters		2004 Quarters
	Second	First	Fourth	Third	Second
Income statement
Net interest income	$7,650	$7,873	$7,747	$7,665	$7,581
Noninterest income	6,365	6,149	5,966	4,922	5,467
Total revenue	14,015	14,022	13,713	12,587	13,048
Provision for credit losses	875	580	706	650	789
Gains on sales of debt securities	325	659	101	732	795
Noninterest expense	7,019	7,057	7,333	7,021	7,228
Income before income taxes	6,446	7,044	5,775	5,648	5,826
Income tax expense	2,150	2,349	1,926	1,884	1,977
Net income	4,296	4,695	3,849	3,764	3,849
Average common shares issued and outstanding (in thousands)	4,005,356	4,032,550	4,032,979	4,052,304	4,062,384
Average diluted common shares issued and outstanding (in thousands)	4,065,355	4,099,062	4,106,040	4,121,375	4,131,290

Performance ratios
Return on average assets	1.35%	1.59%	1.33%	1.37%	1.41%
Return on average common shareholders’ equity	17.54	19.30	15.63	15.56	16.63
Total equity to total assets (period end)	8.07	8.13	8.97	9.14	9.35
Total average equity to total average assets	7.70	8.23	8.51	8.79	8.52
Dividend payout	42.17	39.02	47.45	48.75	42.60

Per common share data
Earnings	$1.07	$1.16	$0.95	$0.93	$0.95
Diluted earnings	1.06	1.14	0.94	0.91	0.93
Dividends paid	0.45	0.45	0.45	0.45	0.40
Book value	24.96	24.35	24.56	24.14	23.51

Average balance sheet
Total loans and leases	$520,424	$524,944	$515,463	$503,078	$497,158
Total assets	1,277,489	1,200,883	1,152,551	1,096,683	1,094,459
Total deposits	640,593	627,419	609,936	587,878	582,305
Long-term debt	97,360	97,126	99,588	98,361	96,395
Common shareholders’ equity	98,145	98,542	97,828	96,120	92,943
Total shareholders’ equity	98,417	98,814	98,100	96,392	93,266

Capital ratios
Risk-based capital:
Tier 1	8.06%	8.20%	8.10%	8.08%	8.20%
Total	11.12	11.46	11.63	11.71	11.97
Leverage	5.59	5.82	5.82	5.92	5.83

Market price per share of common stock
Closing	$45.61	$44.10	$46.99	$43.33	$42.31
High closing	47.08	47.08	47.44	44.98	42.72
Low closing	44.01	43.66	43.62	41.81	38.96

Table 2 Selected Year-to-Date Financial Data
	Six Months Ended June 30
(Dollars in millions, except per share information)	2005	2004
Income statement
Net interest income	$15,523	$13,382
Noninterest income	12,514	9,197
Total revenue	28,037	22,579
Provision for credit losses	1,455	1,413
Gains on sales of debt securities	984	1,290
Noninterest expense	14,076	12,658
Income before income taxes	13,490	9,798
Income tax expense	4,499	3,268
Net income	8,991	6,530
Average common shares issued and outstanding (in thousands)	4,019,089	3,471,516
Average diluted common shares issued and outstanding (in thousands)	4,081,921	3,531,038

Performance ratios
Return on average assets	1.46%	1.36%
Return on average common shareholders’ equity	18.42	18.54
Total equity to total assets (period end)	8.07	9.35
Total average equity to total average assets	7.96	7.36
Dividend payout	40.53	42.85

Per common share data
Earnings	$2.23	$1.88
Diluted earnings	2.20	1.85
Dividends paid	0.90	0.80
Book value	24.96	23.51

Average balance sheet
Total loans and leases	$522,672	$435,618
Total assets	1,239,398	963,825
Total deposits	634,043	503,690
Long-term debt	97,244	87,623
Common shareholders’ equity	98,343	70,787
Total shareholders’ equity	98,614	70,976

Capital ratios
Risk-based capital:
Tier 1	8.06%	8.20%
Total	11.12	11.97
Leverage	5.59	5.83

Market price per share of common stock
Closing	$45.61	$42.31
High closing	47.08	42.72
Low closing	43.66	38.96

Supplemental Financial Data

Table 3 provides a reconciliation of the supplemental financial data mentioned below with GAAP financial measures. Other companies may define or calculate supplemental financial data differently.

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

Net Interest Income — FTE Basis

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield and operating leverage utilize Net Interest Income (and thus Total Revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated plan process, we set operating leverage and efficiency targets for the Corporation and each line of business. Targets vary by year and by business and are based on a variety of factors, including: maturity of the business, investment appetite, competitive environment, market factors, and other items (i.e. risk appetite). The aforementioned performance measures and ratios, earnings per common share (EPS), return on average assets, return on average common shareholders’ equity and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 3, Supplemental Financial Data and Reconciliations to GAAP Financial Measures.

Return on Average Equity and Shareholder Value Added

We also evaluate our business based upon return on average equity (ROE) and shareholder value added (SVA) measures. ROE and SVA both utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity allocated to that unit. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. For more information, see Basis of Presentation beginning on page 44. Both measures are used to evaluate the Corporation’s use of equity (i.e. capital) at the individual unit level and are integral components in the analytics for resource allocation. Using SVA as a performance measure places specific focus on whether incremental investments generate returns in excess of the costs of capital associated with those investments. Investments and initiatives are analyzed using SVA during the annual planning process for maximizing allocation of corporate resources. In addition, profitability, relationship and investment models all use ROE and SVA as key measures to support our overall growth goal.

Table 3

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions, except per share information)	2005	2004	2005	2004
Operating basis(1)
Operating earnings	$4,376	$3,932	$9,146	$6,613
Operating earnings per common share	1.09	0.97	2.27	1.90
Diluted operating earnings per common share	1.08	0.95	2.24	1.87
Shareholder value added	1,889	1,591	4,194	2,996
Return on average assets	1.37%	1.44%	1.49%	1.38%
Return on average common shareholders’ equity	17.87	16.99	18.74	18.77
Efficiency ratio (fully taxable-equivalent basis)	48.56	53.73	48.70	54.68
Dividend payout ratio	41.39	41.71	39.84	42.32

Fully taxable-equivalent basis data
Net interest income	$7,841	$7,751	$15,913	$13,721
Total revenue	14,206	13,218	28,427	22,918
Net interest yield	2.81%	3.31%	2.95%	3.29%
Efficiency ratio	49.42	54.68	49.52	55.23

Reconciliation of net income to operating earnings
Net income	$4,296	$3,849	$8,991	$6,530
Merger and restructuring charges	121	125	233	125
Related income tax benefit	(41)	(42)	(78)	(42)

Operating earnings	$4,376	$3,932	$9,146	$6,613

Reconciliation of EPS to operating EPS
Earnings per common share	$1.07	$0.95	$2.23	$1.88
Effect of merger and restructuring charges, net of tax benefit	0.02	0.02	0.04	0.02

Operating earnings per common share	$1.09	$0.97	$2.27	$1.90

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.06	$0.93	$2.20	$1.85
Effect of merger and restructuring charges, net of tax benefit	0.02	0.02	0.04	0.02

Diluted operating earnings per common share	$1.08	$0.95	$2.24	$1.87

Reconciliation of net income to shareholder value added
Net income	$4,296	$3,849	$8,991	$6,530
Amortization of intangibles	204	201	412	255
Merger and restructuring charges, net of tax benefit	80	83	155	83

Cash basis earnings on an operating basis	4,580	4,133	9,558	6,868
Capital charge	(2,691)	(2,542)	(5,364)	(3,872)

Shareholder value added	$1,889	$1,591	$4,194	$2,996

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.35%	1.41%	1.46%	1.36%
Effect of merger and restructuring charges, net of tax benefit	0.02	0.03	0.03	0.02

Operating return on average assets	1.37%	1.44%	1.49%	1.38%

Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	17.54%	16.63%	18.42%	18.54%
Effect of merger and restructuring charges, net of tax benefit	0.33	0.36	0.32	0.23

Operating return on average common shareholders’ equity	17.87%	16.99%	18.74%	18.77%

Reconciliation of efficiency ratio to operating efficiency ratio (fully taxable-equivalent basis)
Efficiency ratio	49.42%	54.68%	49.52%	55.23%
Effect of merger and restructuring charges, net of tax benefit	(0.86)	(0.95)	(0.82)	(0.55)

Operating efficiency ratio	48.56%	53.73%	48.70%	54.68%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	42.17%	42.60%	40.53%	42.85%
Effect of merger and restructuring charges, net of tax benefit	(0.78)	(0.89)	(0.69)	(0.53)

Operating dividend payout ratio	41.39%	41.71%	39.84%	42.32%

(1)	Operating basis excludes Merger and Restructuring Charges, which were $121 million and $233 million for the three and six months ended June 30, 2005, and $125 million for both the three and six months ended June 30, 2004.

Core Net Interest Income

In managing our business, we review core net interest income, which adjusts reported Net Interest Income on a FTE basis for the impact of trading-related activities and revolving securitizations. As discussed in the Global Capital Markets and Investment Banking business segment section beginning on page 53, we evaluate our trading results and strategies based on total trading-related revenue, calculated by combining trading-related Net Interest Income with Trading Account Profits. We also adjust for loans that we originated and sold into revolving credit card, home equity line and commercial loan securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. An analysis of core net interest income, earning assets and yields, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 4

Core Net Interest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income
As reported (fully taxable-equivalent basis)	$7,841	$7,751	$15,913	$13,721
Trading-related net interest income	(414)	(597)	(828)	(1,174)
Impact of revolving securitizations	208	309	446	347

Core net interest income	$7,635	$7,463	$15,531	$12,894

Average earning assets
As reported	$1,118,527	$938,520	$1,081,924	$836,664
Trading-related earning assets	(316,769)	(225,608)	(290,765)	(217,783)
Impact of revolving securitizations	9,973	14,756	10,380	8,154

Core average earning assets	$811,731	$727,668	$801,539	$627,035

Net interest yield on earning assets
As reported (fully taxable-equivalent basis)	2.81%	3.31%	2.95%	3.29%
Impact of trading-related activities	0.90	0.71	0.87	0.78
Impact of revolving securitizations	0.05	0.08	0.05	0.05

Core net interest yield on earning assets	3.76%	4.10%	3.87%	4.12%

Core net interest income increased $172 million and $2.6 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. The primary driver of the six month increase was the Merger. In addition, other drivers of these increases in core net interest income included consumer and commercial loan growth, a larger ALM portfolio (primarily securities) and higher domestic deposit funding levels, partially offset by overall spread compression due to flattening of the yield curve and net decreases in loan levels from corporate, foreign and exited businesses.

Core average earning assets increased $84.1 billion and $174.5 billion for the three and six months ended June 30, 2005 primarily due to higher ALM levels (primarily securities) and higher levels of consumer loans (primarily credit card and home equity). The increases in these assets were due to organic growth for both periods as well as the impact of the Merger for the six months ended June 30, 2005.

The core net interest yield decreased 34 bps and 25 bps for the three and six months ended June 30, 2005 due to the impact of spread compression as a result of flattening of the yield curve and a larger ALM portfolio partially offset by higher levels of core deposits and consumer loans.

Table 5

Quarterly Average Balances and Interest Rates—Fully Taxable-equivalent Basis

	Second Quarter 2005			First Quarter 2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$13,696	$113	3.31%	$14,327	$101	2.87%
Federal funds sold and securities purchased under agreements to resell	185,835	1,252	2.70	147,855	893	2.43
Trading account assets	134,196	1,454	4.34	117,748	1,203	4.10
Securities	227,182	2,829	4.98	204,574	2,561	5.01
Loans and leases (1):
Residential mortgage	167,272	2,271	5.43	178,098	2,412	5.43
Credit card	52,474	1,481	11.32	51,310	1,373	10.85
Home equity lines	54,941	799	5.83	51,477	692	5.45
Direct/Indirect consumer	43,132	612	5.69	41,620	573	5.58
Other consumer (2)	6,968	155	8.96	7,305	158	8.75

Total consumer	324,787	5,318	6.56	329,810	5,208	6.37

Commercial—domestic	123,927	1,969	6.37	123,803	1,983	6.49
Commercial real estate	33,484	477	5.72	33,016	430	5.29
Commercial lease financing	20,446	252	4.93	20,745	260	5.01
Commercial—foreign	17,780	306	6.90	17,570	258	5.96

Total commercial	195,637	3,004	6.16	195,134	2,931	6.08

Total loans and leases	520,424	8,322	6.41	524,944	8,139	6.27

Other earning assets	37,194	512	5.52	35,466	455	5.19

Total earning assets (3)	1,118,527	14,482	5.19	1,044,914	13,352	5.15

Cash and cash equivalents	34,731			31,382
Other assets, less allowance for loan and lease losses	124,231			124,587

Total assets	$1,277,489			$1,200,883

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$38,043	52	0.54%	$37,000	$35	0.39%
NOW and money market deposit accounts	229,174	723	1.27	233,392	651	1.13
Consumer CDs and IRAs	127,169	974	3.07	118,989	769	2.62
Negotiable CDs, public funds and other time deposits	7,751	87	4.49	10,291	96	3.73

Total domestic interest-bearing deposits	402,137	1,836	1.83	399,672	1,551	1.57

Foreign interest-bearing deposits (4):
Banks located in foreign countries	25,546	335	5.26	22,084	316	5.81
Governments and official institutions	7,936	59	2.97	6,831	43	2.58
Time, savings and other	30,973	149	1.94	30,770	133	1.75

Total foreign interest-bearing deposits	64,455	543	3.38	59,685	492	3.35

Total interest-bearing deposits	466,592	2,379	2.04	459,357	2,043	1.80

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	323,916	2,677	3.32	276,483	1,969	2.89
Trading account liabilities	60,987	611	4.02	44,507	427	3.89
Long-term debt	97,360	974	4.00	97,126	841	3.46

Total interest-bearing liabilities (3)	948,855	6,641	2.81	877,473	5,280	2.43

Noninterest-bearing sources:
Noninterest-bearing deposits	174,001			168,062
Other liabilities	56,216			56,534
Shareholders’ equity	98,417			98,814

Total liabilities and shareholders’ equity	$1,277,489			$1,200,883

Net interest spread			2.38			2.72
Impact of noninterest-bearing sources			0.43			0.39

Net interest income/yield on earning assets		$7,841	2.81%		$8,072	3.11%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(2)	Includes consumer finance of $3,212 million and $3,362 million in the second and first quarters of 2005 and $3,473 million, $3,644 million and $3,828 million in the fourth, third and second quarters of 2004, respectively; foreign consumer of $3,505 million and $3,532 million in the second and first quarters of 2005 and $3,523 million, $3,304 million and $3,256 million in the fourth, third, and second quarters of 2004, respectively; and consumer lease financing of $251 million and $411 million in the second and first quarters of 2005 and $561 million, $745 million and $1,058 million in the fourth, third and second quarters of 2004, respectively.

(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $193 million and $437 million in the second and first quarters of 2005 and $496 million, $531 million and $658 million in the fourth, third and second quarters of 2004, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $314 million and $154 million in the second and first quarters of 2005 and $155 million, $217 million and $333 million in the fourth, third and second quarters of 2004, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 87.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Fourth Quarter 2004			Third Quarter 2004			Second Quarter 2004
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
$15,620	$128	3.24%	$14,726	$127	3.45%	$14,384	$59	1.65%
149,226	712	1.90	128,339	484	1.50	124,383	413	1.33
110,585	1,067	3.85	98,459	975	3.96	104,391	1,025	3.94
171,173	2,083	4.87	169,515	2,095	4.94	159,797	1,925	4.82

178,879	2,459	5.49	175,046	2,371	5.41	173,158	2,284	5.29
49,366	1,351	10.88	45,818	1,265	10.98	43,160	1,167	10.88
48,336	609	5.01	44,309	514	4.62	40,424	450	4.48
39,526	551	5.55	38,951	538	5.49	39,763	540	5.44
7,557	153	8.07	7,693	152	7.91	8,142	169	8.32

323,664	5,123	6.31	311,817	4,840	6.19	304,647	4,610	6.07

121,412	1,914	6.27	122,093	1,855	6.04	123,970	1,843	5.98
31,355	392	4.98	30,792	344	4.44	30,311	317	4.20
20,204	254	5.01	20,125	233	4.64	20,086	237	4.72
18,828	272	5.76	18,251	245	5.34	18,144	237	5.24

191,799	2,832	5.88	191,261	2,677	5.57	192,511	2,634	5.50

515,463	7,955	6.15	503,078	7,517	5.95	497,158	7,244	5.85

35,937	457	5.08	34,266	460	5.33	38,407	494	5.17

998,004	12,402	4.96	948,383	11,658	4.90	938,520	11,160	4.77

31,028			29,469			30,320
123,519			118,831			125,619

$1,152,551			$1,096,683			$1,094,459

$36,927	$36	0.39%	$36,823	$35	0.38%	$35,864	$31	0.34%
234,596	589	1.00	233,602	523	0.89	233,702	488	0.84
109,243	711	2.59	101,250	668	2.63	93,017	587	2.54
7,563	81	4.27	5,654	69	4.85	4,737	66	5.60

388,329	1,417	1.45	377,329	1,295	1.37	367,320	1,172	1.28

17,953	275	6.11	17,864	307	6.83	18,945	287	6.10
5,843	33	2.21	5,021	22	1.80	5,739	23	1.58
30,459	104	1.36	29,513	87	1.17	29,882	47	0.64

54,255	412	3.02	52,398	416	3.16	54,566	357	2.63

442,584	1,829	1.64	429,727	1,711	1.58	421,886	1,529	1.46

252,384	1,543	2.43	226,025	1,152	2.03	235,701	1,019	1.74
37,387	352	3.74	37,706	333	3.51	31,620	298	3.78
99,588	724	2.91	98,361	626	2.54	96,395	563	2.34

831,943	4,448	2.13	791,819	3,822	1.92	785,602	3,409	1.74

167,352			158,151			160,419
55,156			50,321			55,172
98,100			96,392			93,266

$1,152,551			$1,096,683			$1,094,459

		2.83			2.98			3.03
		0.35			0.32			0.28

	$7,954	3.18%		$7,836	3.30%		$7,751	3.31%

Table 6

Year-to-date Average Balances and Interest Rates—Fully Taxable-equivalent Basis

	Six Months Ended June 30
	2005			2004
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,010	$214	3.09%	$13,326	$107	1.61%
Federal funds sold and securities purchased under agreements to resell	166,950	2,145	2.58	119,072	847	1.43
Trading account assets	126,017	2,657	4.23	104,712	2,050	3.92
Securities	215,940	5,390	4.99	129,776	3,148	4.85
Loans and leases (1):
Residential mortgage	172,655	4,683	5.43	157,528	4,244	5.40
Credit card	51,895	2,854	11.09	39,232	2,037	10.44
Home equity lines	53,219	1,491	5.65	32,402	712	4.42
Direct/Indirect consumer	42,380	1,184	5.63	36,904	1,004	5.47
Other consumer (2)	7,136	314	8.86	7,810	289	7.41

Total consumer	327,285	10,526	6.47	273,876	8,286	6.07

Commercial—domestic	123,865	3,952	6.43	107,457	3,354	6.28
Commercial real estate	33,252	907	5.50	25,063	527	4.23
Commercial lease financing	20,594	512	4.97	14,773	332	4.49
Commercial—foreign	17,676	564	6.43	14,449	332	4.62

Total commercial	195,387	5,935	6.12	161,742	4,545	5.65

Total loans and leases	522,672	16,461	6.34	435,618	12,831	5.91

Other earning assets	36,335	967	5.36	34,160	898	5.28

Total earning assets (3)	1,081,924	27,834	5.17	836,664	19,881	4.77

Cash and cash equivalents	33,065			26,754
Other assets, less allowance for loan and lease losses	124,409			100,407

Total assets	$1,239,398			$963,825

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$37,525	87	0.47%	$31,012	$48	0.31%
NOW and money market deposit accounts	231,271	1,375	1.20	194,768	809	0.84
Consumer CDs and IRAs	123,101	1,743	2.86	84,179	1,154	2.76
Negotiable CDs, public funds and other time deposits	9,014	181	4.06	5,338	140	5.28

Total domestic interest-bearing deposits	400,911	3,386	1.70	315,297	2,151	1.37

Foreign interest-bearing deposits (4):
Banks located in foreign countries	23,824	651	5.51	18,950	458	4.86
Governments and official institutions	7,387	102	2.79	5,220	42	1.60
Time, savings and other	30,873	283	1.84	25,468	84	0.67

Total foreign interest-bearing deposits	62,084	1,036	3.36	49,638	584	2.37

Total interest-bearing deposits	462,995	4,422	1.93	364,935	2,735	1.51

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	300,330	4,646	3.12	215,783	1,739	1.62
Trading account liabilities	52,792	1,038	3.97	33,082	632	3.84
Long-term debt	97,244	1,815	3.73	87,623	1,054	2.41

Total interest-bearing liabilities (3)	913,361	11,921	2.63	701,423	6,160	1.76

Noninterest-bearing sources:
Noninterest-bearing deposits	171,048			138,755
Other liabilities	56,375			52,671
Shareholders’ equity	98,614			70,976

Total liabilities and shareholders’ equity	$1,239,398			$963,825

Net interest spread			2.54			3.01
Impact of noninterest-bearing sources			0.41			0.28

Net interest income/yield on earning assets		$15,913	2.95%		$13,721	3.29%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(2)	Includes consumer finance of $3,287 million $3,913 million; foreign consumer of $3,519 million and $2,622 million; and consumer lease financing of $330 million and $1,275 million for the six months ended June 30, 2005 and 2004, respectively.

(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $630 million and $1,373 million in the six months ended June 30, 2005 and 2004. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $468 million and $516 million in the six months ended June 30, 2005 and 2004. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 87.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management. All Other consists primarily of Equity Investments, Noninterest Income and Expense amounts associated with the ALM process (including Gains on Sales of Debt Securities), the residual impact of the allowance for credit losses processes and funds transfer pricing allocation methodologies, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures many of which were discussed in Supplemental Financial Data on page 37. The starting point in evaluating results is the operating results of the businesses, which by definition excludes Merger and Restructuring Charges. The segment results also reflect certain revenue and expense methodologies, which are utilized to determine operating income. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income also reflects an allocation of Net Interest Income generated by assets and liabilities used in our ALM process. The results of the business segments will fluctuate based on the performance of corporate ALM activities.

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

Equity is allocated to the business segments using a risk-adjusted methodology incorporating each unit’s credit, market and operational risk components. The nature of these risks is discussed further beginning on page 67. ROE is calculated by dividing Net Income by allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e. equity). Cash basis earnings on an operating basis is defined as Net Income adjusted to exclude Merger and Restructuring Charges, and Amortization of Intangibles. The charge for capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Average equity is allocated to the business level using a methodology identical to that used in the ROE calculation. Management reviews the estimate of the rate used to calculate the capital charge annually. We use the Capital Asset Pricing Model to estimate our cost of capital.

See Note 13 of the Consolidated Financial Statements for additional business segment information, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Global Consumer and Small Business Banking

Our strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe this focus will help us achieve our goal of being recognized as the best retail bank in North America.

Global Consumer and Small Business Banking distributes a wide range of products and services to more than 35 million consumer households and 3 million small business customers in 29 states and the District of Columbia through its network of 5,880 banking centers, 16,687 domestic branded ATMs, and telephone and Internet channels. Within Global Consumer and Small Business Banking, our most significant product groups are Card Services, Consumer Real Estate and Consumer Deposit Products.

Global Consumer and Small Business Banking

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$4,129	$4,163	$8,380	$7,258
Noninterest income	2,933	2,560	5,644	4,190

Total revenue	7,062	6,723	14,024	11,448
Provision for credit losses	1,143	641	1,857	1,069

Losses on sales of debt securities	—	(2)	(1)	(1)

Noninterest expense	3,423	3,335	6,733	5,938

Income before income taxes	2,496	2,745	5,433	4,440
Income tax expense	901	1,005	1,939	1,630

Net income	$1,595	$1,740	$3,494	$2,810

Shareholder value added	$828	$1,022	$1,982	$1,739
Net interest yield (fully taxable-equivalent basis)	5.49%	5.29%	5.53%	5.41%
Return on average equity	19.36	22.51	21.43	24.96
Efficiency ratio (fully taxable-equivalent basis)	48.45	49.61	48.01	51.86
Average:
Total loans and leases	$140,255	$129,379	$139,467	$107,731
Total assets	326,922	343,353	330,204	289,309
Total deposits	306,399	307,700	303,486	262,638
Common equity/Allocated equity	33,046	31,088	32,879	22,642
Period end:
Total loans and leases	141,983	131,060	141,983	131,060
Total assets	328,661	344,322	328,661	344,322
Total deposits	307,311	306,540	307,311	306,540

Total Revenue for Global Consumer and Small Business Banking increased $339 million, or five percent, and $2.6 billion, or 23 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004, as growth in Average Loans and Leases was strong. Provision for Credit Losses increased $502 million, or 78 percent, to $1.1 billion, and $788 million, or 74 percent, to $1.9 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. The increases were a result of higher charge-offs due to continued growth in total Average Loans and Leases and the establishment of a reserve related to credit card minimum payment requirements. Noninterest Expense grew by $88 million, or three percent, to $3.4 billion, and $795 million, or 13 percent, to $6.7 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three and six months ended June 30, 2005, Net Income decreased $145 million, or eight percent, and rose $684 million, or 24 percent, compared to the same periods in 2004. SVA decreased $194 million, or 19 percent, for the three months ended June 30, 2005, as a result of this segment’s lower cash basis earnings and increased allocated capital. For the six months ended June 30, 2005, SVA increased $243 million, or 14 percent. This increase was the result of an increase in cash basis earnings partially offset by an increase in the capital allocation due to the Merger.

Net Interest Income remained relatively unchanged for the three months ended June 30, 2005 compared to the same period in 2004. Net Interest Income was positively impacted by the $10.9 billion, or eight percent, increase in average Loans and Leases. This increase was driven by a $9.3 billion, or 22 percent, increase in average held consumer credit card outstandings and a $7.8 billion, or 20 percent, increase in balances on home equity loans and lines of credit, partially offset by a $6.5 billion, or 18 percent, decrease in residential mortgages. Offsetting the impact of the growth in Average Loans and Leases on Net Interest Income was the net results of ALM activities. For the six months ended June 30, 2005 compared to the same period in 2004, Net Interest Income increased $1.1 billion. Growth in deposits, a low cost source of funding, positively impacted Net Interest Income for the six months ended June 30, 2005. Average Deposits increased $40.8 billion, or 16 percent, driven by consumer deposit balances from the addition of FleetBoston customers, deepening existing relationships, our focus on attracting new customers and higher customer retention. Net Interest Income was also positively impacted by the $31.7 billion, or 29 percent, increase in Average Loans and Leases. This increase was driven by a $16.0 billion, or 53 percent, increase in balances on home equity loans and lines of credit, a $12.7 billion, or 32 percent, increase in average held consumer credit card outstandings, and a $1.2 billion, or four percent, increase in residential mortgages. The addition of FleetBoston was the primary driver of the portfolio growth.

Noninterest Income increased $373 million, or 15 percent, to $2.9 billion, and $1.5 billion, or 35 percent, to $5.6 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended June 30, 2005, this improvement was primarily due to a $274 million increase in Card Income and a $138 million increase in Service Charges partially offset by an $108 million decrease in Consumer Mortgage Banking Income. Card Income increased mainly due to increases in purchase volumes for both credit and debit cards, the impact of the NPC acquisition, and increases in average managed credit card outstandings. These increases in purchase volumes and average managed credit card outstandings were due to continued growth in our card business. The increase in Service Charges was due primarily to the growth in new accounts. For the six months ended June 30, 2005, the increase in Noninterest Income was primarily due to a $752 million, or 41 percent, increase in Card Income to $2.6 billion, an increase of $370 million, or 19 percent, in Service Charges to $2.3 billion. Card Income increased mainly due to increases in purchase volumes for both credit and debit cards, the impact of the NPC acquisition, and increases in average managed credit card outstandings. These increases in purchase volumes and average managed credit card outstandings were due to continued growth in our card business, and the addition of the FleetBoston portfolio. The increase in Service Charges was due primarily to the addition of FleetBoston customers and the growth in new accounts.

The Provision for Credit Losses increased $502 million, to $1.1 billion and $788 million to $1.9 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three and six months ended June 30, 2005, these increases were primarily driven by higher net charge-offs of $206 million and $531 million, of which $189 million and $486 million were due to increases in credit card net charge-offs. The other drivers of the increased Provision for Credit Losses related to credit card and are discussed in the Card Services section below.

Noninterest Expense increased $88 million, or three percent, and increased $795 million, or 13 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. Driving the increase for the three months ended June 30, 2004, was a $76 million increase in Other General Operating Expense due mainly to the addition of NPC. For the six months ended June 30, 2005, the increase was due to increases in Other General Operating Expense of $231 million, Personnel Expense of $196 million, Amortization of Intangibles of $114 million and Processing costs of $113 million. The addition of FleetBoston accounted for the majority of the increases.

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

We evaluate our Card Services business on both a managed and held basis. Managed card revenue adjusts for the impact of card securitization activity, which is used as a financing tool. For assets that have been securitized, we record Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, as we are compensated for servicing income and gains or losses on securitizations. Managed card revenue excludes the impact of the net gains on the securitized credit card portfolio of $19 million and $32 million for the three months ended June 30, 2005 and 2004, and $32 million and $37 million for the six months ended June 30, 2005 and 2004. These amounts are the result of the differences in internal and external funding costs as well as the amortization of previously recognized securitization gains. After the revolving period of the securitizations, the card receivables return to our balance sheet. This has the effect of increasing Loans and Leases and increasing Net Interest Income and the Provision for Credit Losses (including net charge-offs), with a reduction in Noninterest Income.

The following table presents the components of Total Revenue and average consumer credit card outstandings for Card Services on both a managed and held basis.

Card Services Revenue and Average Outstandings

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
(Dollars in millions)	Managed	Held	Managed	Held	Managed	Held	Managed	Held
Net interest income	$1,381	$1,209	$1,424	$1,143	$2,740	$2,364	$2,255	$1,935
Noninterest income	957	974	749	806	1,841	1,905	1,264	1,336

Total card services revenue	$2,338	$2,183	$2,173	$1,949	$4,581	$4,269	$3,519	$3,271

Average consumer credit card outstandings	$58,537	$52,474	$53,136	$43,177	$58,342	$51,895	$44,996	$39,240

Strong credit card growth drove Card Services results for the three and six months ended June 30, 2005 compared to the same periods in 2004. The first half of 2005 included the impact from the addition of the FleetBoston card portfolio. For the three months ended June 30, 2005, held credit card revenue increased $234 million, or 12 percent, to $2.2 billion. Driving this change was the $66 million increase in held Net Interest Income, due to a $9.3 billion, or 22 percent, increase in average held consumer credit card outstandings. The increase in held consumer credit card outstandings was due to increases in purchase volumes, new account growth and the return of $3.9 billion of previously securitized loans to the balance sheet. Managed credit card revenue increased $165 million, or eight percent, to $2.3 billion for the three months ended June 30, 2005 compared to the same period in 2004. This change included a $43 million decrease in Net Interest Income. Average managed consumer credit card outstandings were $58.5 billion for the three months ended June 30, 2005 compared to $53.1 billion for the same period in 2004. For the six months ended June 30, 2005, held credit card revenue increased $998 million, or 31 percent, to $4.3 billion. Driving this increase was the $429 million increase in held Net Interest Income, due to a $12.7 billion, or 32 percent, increase in average held consumer credit card outstandings. The increase in held consumer credit card outstandings was due to increases in purchase volumes, along with the addition of approximately six million new accounts through our branch network and direct marketing programs. Managed credit card revenue increased $1.1 billion, or 30 percent, to $4.6 billion. This increase included the $485 million, or 22 percent, increase in managed Net Interest Income. Average managed consumer credit card outstandings were $58.3 billion for the six months ended June 30, 2005 compared to $45.0 billion for the same period in 2004.

Noninterest Income on the held credit card portfolio increased $168 million, or 21 percent, and $569 million, or 43 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended June 30, 2005, the increase in Noninterest Income resulted from higher merchant discount fees, interchange fees, late fees, cash advance fees and overlimit fees. Merchant discount fees increased $135 million primarily due to the acquisition of NPC. Interchange fees increased $24 million mainly due to a $1.5 billion, or eight percent, increase in consumer credit card purchase volumes. Also impacting Noninterest Income were increases in late fees of $15 million, cash advance fees of $7 million and overlimit fees of $4 million. Noninterest Income on a managed basis increased $208 million, or 28 percent. The increase in held credit card Noninterest Income for the six months ended June 30, 2005 of $569 million resulted from higher merchant discount fees, interchange fees, late fees, overlimit fees and cash advance fees. Merchant discount fees increased $251 million primarily due to the acquisition of NPC. Interchange fees increased $73 million mainly due to a $6.1 billion, or 18 percent, increase in consumer credit card purchase volumes. Also impacting Noninterest Income were increases in late fees of $60 million, overlimit fees of $22 million and cash advance fees of $18 million. Noninterest Income on a managed basis increased $577 million, or 46 percent.

The Provision for Credit Losses on the held credit card portfolio increased $565 million to $1.1 billion, and $846 million to $1.8 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three and six months ended June 30, 2005, the increases were driven by higher credit card net charge-offs of $189 million and $486 million. Higher credit card net charge-offs for both periods were driven by organic portfolio growth and seasoning, the return of previously securitized credit card loans to the balance sheet, increases effective in 2004 in credit card minimum payment requirements and a temporary increase in bankruptcy net charge-offs resulting from changes in bankruptcy legislation. The six month increase also included the impact from the addition of the FleetBoston portfolio. The increased net charge-offs associated with the 2004 changes in credit card minimum payment requirements did not impact the Provision for Credit Losses in the first half of 2005 as those expected net charge-offs were provided for in late 2004. In the second quarter of 2005, we established a $210 million reserve related to additional changes that will be made in credit card minimum payment requirements later this year. Net losses on the portion of the portfolio that was securitized were $135 million and $279 million for the three and six months ended June 30, 2005 compared to $191 million and $211 million for the same periods in 2004. For more information, see Credit Risk Management beginning on page 67.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 5,880 banking centers, dedicated sales account executives in over 190 locations and through a dedicated sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 6,700 mortgage brokers in all 50 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans, first and second lien loans, home equity lines of credit, and lot and construction loans. To manage this portfolio, these products are either sold into the secondary mortgage market to investors while we retain the customer relationship and servicing rights or are held on our balance sheet for ALM purposes.

Consumer Real Estate is managed with a focus on its two primary businesses, first mortgage and home equity. The first mortgage business includes the origination, fulfillment and servicing of first mortgage loan products. The home equity business includes lines of credit and second mortgages. These two businesses provide us with a business model that meets customer real estate borrowing needs in various interest rate cycles.

The following table shows the Global Consumer and Small Business Banking revenue components of the Consumer Real Estate business.

Consumer Real Estate Revenue

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income	$539	$637	$1,073	$1,041
Consumer mortgage banking income (1, 2)	237	345	511	583
Trading account profits	—	(57)	—	(348)
Other income	17	9	31	28

Total consumer real estate revenue	$793	$934	$1,615	$1,304

(1)	Includes losses related to hedge ineffectiveness of cash flow hedges on our mortgage warehouse of $52 million and gains of $47 million for the three months ended June 30, 2005 and 2004, and gains of $7 million and $58 million for the six months ended June 30, 2005 and 2004.

(2)	Includes revenue for mortgage services provided to other segments that are eliminated in consolidation (in All Other) of $48 million and $46 million for the three months ended June 30, 2005 and 2004, and $101 million and $75 million for the six months ended June 30, 2005 and 2004.

Total revenue for the Consumer Real Estate business decreased by $141 million to $793 million, and increased $311 million to $1.6 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended June 30, 2005, Net Interest Income decreased by $98 million primarily driven by spread compression and lower average balances of residential first mortgages held-for-sale offset by higher home equity balances. Home equity average balances grew $7.8 billion to $47.1 billion in the Global Consumer and Small Business Banking portfolio, and average balances grew across all business lines by $15.9 billion to $62.7 billion. This portfolio growth was attributable to an expanded home equity market and additional product offerings. The home equity business produced $14.7 billion in loans and lines of credit compared to $14.2 billion for the three months ended June 30, 2004. Home equity production across all business lines improved $1.9 billion to $18.9 billion. For the six months ended June 30, 2005, Net Interest Income increased by $32 million primarily driven by higher average balances in the Global Consumer and Small Business Banking home equity portfolio, which grew from $30.0 billion to $46.0 billion. Home equity average balances across all business lines grew by $37.4 billion to $60.9 billion. This portfolio growth was attributable to an expanded home equity market due to the addition of FleetBoston and additional product offerings. The home equity business produced $26.9 billion in loans and lines of credit compared to $19.1 billion for the six months ended June 30, 2004. Home equity production across all business lines improved $10.9 billion to $34.4 billion. The impact of spread compression and lower average balances of residential first mortgages held-for-sale partially offset the increases provided by home equity balances.

Effective June 1, 2004, the Certificates were converted to MSRs. Prior to the conversion of the Certificates to MSRs, changes in the value of the Certificates, MSRs and derivatives used for risk management were recognized as Trading Account Profits. For the three and six months ended June 30, 2004, Trading Account Profits included $46 million and $342 million of downward adjustments for changes to valuation assumptions and prepayment adjustments. For more information on the conversion, see Note 1 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005. Other income includes premiums collected through our mortgage insurance captive and other miscellaneous revenue items.

Consumer Mortgage Banking Income decreased $108 million to $237 million, and $72 million to $511 million during the three and six months ended June 30, 2005 compared to the same periods in 2004. The following summarizes the components of Consumer Mortgage Banking Income which include production income from loans sold in the secondary market and servicing income, which reflects the performance of the servicing portfolio.

Consumer Mortgage Banking Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Production income	$169	$295	$354	$478

Servicing income:
Servicing fees and ancillary income	207	131	411	211
Amortization of MSRs	(149)	(53)	(293)	(78)
Net MSR and SFAS 133 derivative hedge adjustments (1)	46	7	51	7
Gains on derivatives (2)	(4)	(3)	2	(3)
Impairment of MSRs	(32)	(32)	(14)	(32)

Total net servicing income	68	50	157	105

Total consumer mortgage banking income (3)	$237	$345	$511	$583

(1)	Represents derivative hedge gains of $400 million under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) hedges, offset by a decrease in the value of the MSRs of $354 million for the three months ended June 30, 2005, and gains of $255 million offset by decreases of $204 million for the six months ended June 30, 2005. Represents increases in the value of MSRs of $15 million, offset by derivative hedge losses of $8 million under SFAS 133 hedges for the three and six months ended June 30, 2004. For additional information on MSRs, see Note 7 of the Consolidated Financial Statements.

(2)	Gains and losses on derivatives used as economic hedges of MSRs not designated as SFAS 133 hedges.

(3)	Includes revenue for mortgage services provided to other segments that are eliminated in consolidation (in All Other) of $48 million and $46 million for the three months ended June 30, 2005 and 2004, and $101 million and $75 million for the six months ended June 30, 2005 and 2004.

Production for residential first mortgages within Global Consumer and Small Business Banking was $18.3 billion compared to $25.9 billion, and $33.4 billion compared to $47.5 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. Across all business lines, production declined $7.3 billion to $21.1 billion, and $13.7 billion to $38.6 billion for residential first mortgages for the three and six months ended June 30, 2005 compared to the same periods in 2004. As a result of the declines in volumes, production income decreased $126 million to $169 million, and $124 million to $354 million. Of the volume across all business lines during the three and six months ended June 30, 2005, $15.1 billion and $27.0 billion was originated through retail channels, and $6.0 billion and $11.6 billion was originated in our wholesale channel. This compares to $19.2 billion and $33.2 billion, and $9.3 billion and $19.1 billion during the three and six months ended June 30, 2004. Contributing to the decline in production across all business lines, refinance activity was approximately 43 percent of the production compared to 62 percent for the three months ended June 30, 2005 and 2004, and 48 percent and 66 percent during the six months ended June 30, 2005 and 2004. The volume reductions resulted in lower loan sales to the secondary market of $16.1 billion and $28.6 billion for the three and six months ended June 30, 2005, 38 percent and 33 percent decreases from the same periods in 2004.

The decrease in production income was partially offset by $18 million and $52 million increases in net servicing income for the three and six months ended June 30, 2005 compared to the same periods in 2004. These increases in net servicing income were primarily driven by gains in derivative contracts that were used to hedge changes in the fair value of the MSRs. Servicing fees are recognized when cash is received for performing servicing activities for others. Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors. Servicing income also includes any ancillary income, such as late fees, derived in connection with these activities.

Subsequent to the conversion of the Certificates in June 2004, MSRs are accounted for at the lower of cost or market with impairment recognized as a reduction to Mortgage Banking Income. A combination of derivatives and AFS securities (e.g. mortgage-backed securities) is utilized to hedge the changes associated with the value of MSRs. At June 30, 2005, $2.0 billion of MSRs were hedged using a SFAS 133 strategy. The remaining $250 million in MSRs were hedged economically using AFS securities. During the three and six months ended June 30, 2005, the value of the AFS securities increased $21 million and $6 million and the Net Interest Income earned was $4 million and $10 million.

The Consumer Real Estate servicing portfolio includes originated and retained residential mortgages, loans serviced for others and home equity loans. The servicing portfolio at June 30, 2005 was $346.1 billion, $13.6 billion higher than December 31, 2004, driven primarily by lower interest rates and lower prepayment rates.

MSRs are intangible assets created when mortgages are sold to investors and we retain the right to service the loan. The amount capitalized as MSRs represents the current fair value of future net cash flows expected to be realized for performing servicing activities. The following table outlines our MSR statistical information:

Consumer Real Estate Mortgage Servicing Rights(1)

(Dollars in millions)	June 30 2005	December 31 2004
MSR data:
Balance	$2,234	$2,359
Capitalization value	1.08%	1.19%
Unpaid balance	$206,560	$197,795
Number of customers (in thousands)	1,613	1,582

(1)	Excludes MSRs in Global Capital Markets and Investment Banking at June 30, 2005 and December 31, 2004 of $132 million and $123 million.

As of June 30, 2005, the MSR balance was $2.2 billion, or five percent lower than at December 31, 2004. This value represented 108 bps as a percent of the related unpaid principal balance, a nine percent decrease from December 31, 2004. For more information on MSRs, see Note 7 of the Consolidated Financial Statements.

Consumer Deposit Products

Consumer Deposit Products provides a comprehensive range of deposit products to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, regular and interest checking accounts, and a variety of business checking options.

Since the end of the second quarter of 2004, we added approximately 2.4 million net new retail checking accounts and 2.7 million net new retail savings accounts. This growth resulted from continued improvement in sales and service results in the Banking Center Channel, improved cross-sale ratios, the introduction of new products, advancement of our multicultural strategy, and access to the former FleetBoston franchise, where we opened 301,000 net new retail checking and 322,000 net new retail savings accounts since April 1, 2004. Account growth has occurred through productivity improvements in existing stores, as well as 158 new store openings since June 30, 2004.

We generate revenue on deposit products through a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics, fees generated on accounts, and interchange income from debit cards. Our deposit-taking activities are integrally linked to our liquidity management and ALM interest rate risk management processes. We seek to optimize the value of deposits through both our client-facing asset generation and our ALM investment process. The following table presents the components of Total Revenue for Consumer Deposit Products.

Consumer Deposit Products Revenue

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income	$2,021	$1,826	$3,974	$3,121

Deposit service charges	1,241	1,104	2,343	1,975
Debit card income	410	316	767	553

Total noninterest income	1,651	1,420	3,110	2,528

Total deposit revenue	$3,672	$3,246	$7,084	$5,649

Deposit revenue grew $426 million, or 13 percent, and $1.4 billion, or 25 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. Driving this growth for the three and six months ended June 30, 2005, were increases of $195 million, or 11 percent, and $853 million, or 27 percent, in Net Interest Income primarily due to the interest rate environment. The six months ended June 30, 2005, also included the positive impact of the Merger.

Deposit service charges increased $137 million, or 12 percent, and $368 million, or 19 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three and six months ended June 30, 2005, the increases were primarily due to the growth of new accounts across our franchise while the six months ended June 30, 2005 also included the impact of the Merger.

Debit card income increased $94 million, or 30 percent, and $214 million, or 39 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. Driving these increases for the three and six months ended June 30, 2005, was growth in transaction activity, evidenced by 27 percent and 34 percent increases in purchase volumes, as well as higher interchange rates on card transactions. For the six months ended June 30, 2005, the increase in debit card income was also positively impacted by the Merger.

Global Business and Financial Services

Global Business and Financial Services serves domestic and international business clients providing financial services, specialized industry expertise and local delivery through a global team of client managers and a variety of businesses including Global Treasury Services, Middle Market Banking, Business Banking, Commercial Real Estate Banking, Leasing, Business Capital, Dealer Financial Services, and Latin America.

Global Treasury Services provides integrated working capital management and treasury solutions to clients across the U.S. and 37 countries. Our clients include multi-nationals, middle market companies, correspondent banks, commercial real estate firms and governments. Our services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing. The revenues and operating results where customers and clients are serviced are reflected in this segment as well as Global Consumer and Small Business Banking and Global Capital Markets and Investment Banking.

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

Business Capital provides asset-based lending financing solutions customized to meet clients’ capital needs by leveraging their assets on a primarily secured basis in the U. S., Canada and European markets.

Dealer Financial Services provides lending and investing services, including floor plan programs for marine, recreational vehicle and auto dealerships to more than 10,000 dealer clients across the U.S.

Latin America includes our full-service Latin American operations in Brazil, Argentina, Chile and Uruguay. These businesses primarily service indigenous and multinational corporations, small businesses and affluent consumers. For more information on our Latin American operations, see Foreign Portfolio beginning on page 75.

Global Business and Financial Services

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$1,898	$1,749	$3,813	$2,887
Noninterest income	793	681	1,612	1,112

Total revenue	2,691	2,430	5,425	3,999
Provision for credit losses	(164)	(5)	(221)	86
Gains on sales of debt securities	70	—	71	—
Noninterest expense	1,011	1,082	2,005	1,634

Income before income taxes	1,914	1,353	3,712	2,279
Income tax expense	697	504	1,373	838

Net income	$1,217	$849	$2,339	$1,441

Shareholder value added	$458	$83	$810	$479
Net interest yield (fully taxable-equivalent basis)	4.06%	4.05%	4.13%	4.03%
Return on average equity	16.90	11.66	16.12	15.77
Efficiency ratio (fully taxable-equivalent basis)	37.55	44.55	36.95	40.86
Average:
Total loans and leases	$176,505	$163,905	$174,019	$136,551
Total assets	217,181	201,685	214,421	161,640
Total deposits	106,271	102,201	105,782	82,053
Common equity/Allocated equity	28,891	29,281	29,254	18,371
Period end:
Total loans and leases	179,431	164,768	179,431	164,768
Total assets	220,507	203,792	220,507	203,792
Total deposits	110,681	103,227	110,681	103,227

Total Revenue for Global Business and Financial Services increased $261 million, or 11 percent, and $1.4 billion, or 36 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004, as loan and deposit growth accelerated. The Provision for Credit Losses decreased $159 million to negative $164 million, and $307 million to negative $221 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, as commercial credit quality remained strong. Noninterest Expense decreased $71 million to $1.0 billion, for the three months ended June 30, 2005, and increased $371 million to $2.0 billion for the six months ended June 30, 2005. Net Income increased $368 million to $1.2 billion and $898 million to $2.3 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended June 30, 2005, SVA increased $375 million to $458 million as a result of this segment’s increase in cash basis earnings and a reduction in allocated equity. SVA increased $331 million, or 69 percent, for the six months ended June 30, 2005, as this segment’s increase in cash basis earnings was partially offset by an increase in the capital allocation due to the Merger.

Net Interest Income increased $149 million, or nine percent, and $926 million, or 32 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three and six months ended June 30, 2005, the increases were largely due to higher commercial loans and leases and deposit balances. The six months ended June 30, 2005, was also impacted by the addition of FleetBoston earning assets. For the three and six months ended June 30, 2005, average outstanding Loans and Leases increased $12.6 billion, or eight percent, and $37.5 billion, or 27 percent, due to loan growth in Dealer Financial Services, Middle Market Banking, Commercial Real Estate Banking and Business Banking. Average commercial deposits, which are a low cost source of funding, increased $4.1 billion, or four percent, and $23.7 billion, or 29 percent, for the three and six months ended June 30, 2005, driven by deposit growth in Business Banking and Commercial Real Estate.

Noninterest Income increased $112 million, or 16 percent, and $500 million, or 45 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended June 30, 2005, the increase was driven by a $52 million, or 17 percent, increase in Service Charges to $362 million, and a $28 million increase in Other Noninterest Income to $186 million. The increase in Service Charges was primarily due to a conforming accounting adjustment which negatively impacted the second quarter of 2004. The increase in Other Noninterest Income was primarily due to gains on early leasing terminations. For the six months ended June 30, 2005, the increase was driven by a $214 million increase in Other Noninterest Income to $425 million, and a $180 million, or 33 percent, increase in Service Charges to $729 million. The increase in Other Noninterest Income was primarily due to the Merger and gains on early leasing terminations. The increase in Service Charges was primarily driven by the Merger.

The Provision for Credit Losses decreased $159 million to negative $164 million, and $307 million to negative $221 million for the three and six months ended June 30, 2005, resulting primarily from reduced levels of credit integration uncertainties related to FleetBoston. For the three and six months ended June 30, 2005 compared to the same periods in 2004, lower net charge-offs of $73 million and $63 million were primarily driven by Middle Market Banking and Latin America. Continued strong commercial credit quality, including reduced exposures in Latin America, also drove the decreased provision for the three and six months ended June 30, 2005. For more information, see Credit Risk Management beginning on page 67.

For the three and six months ended June 30, 2005 compared to the same periods in 2004, Gains on Sales of Debt Securities increased $70 million and $71 million related to the proactive resolution of restructured government and corporate credits related to Latin America that occurred in the second quarter 2005.

Noninterest Expense decreased $71 million, or seven percent, and increased $371 million, or 23 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. The decrease for the three months ended June 30, 2005, was primarily due to higher initial Merger realignment costs which negatively impacted the prior year. For the six months ended June 30, 2005, Noninterest Expense increased primarily due to the addition of FleetBoston.

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

During the fourth quarter of 2004, we announced a strategic initiative to invest approximately $675 million in Global Capital Markets and Investment Banking to expand on opportunities in the business’s platform. As of June 30, 2005, approximately three quarters of this investment has been dedicated to be spent on personnel, technology and other infrastructure costs, which are all in various phases of execution.

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

Global Credit Products provides credit and lending services for our corporate clients and institutional investors. Global Credit Products is also responsible for actively managing loan and counterparty risk in our large corporate portfolio using risk mitigation techniques including credit default swaps.

Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and corporate clients manage their cash flows. For additional information on Global Treasury Services, see Global Business and Financial Services on page 51.

Global Capital Markets and Investment Banking

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$880	$1,130	$1,818	$2,161
Noninterest income	1,241	1,504	2,935	2,647

Total revenue	2,121	2,634	4,753	4,808
Provision for credit losses	(73)	4	(170)	(95)
Gains (losses) on sales of debt securities	51	(4)	80	(11)
Noninterest expense	1,525	2,008	3,171	3,572

Income before income taxes	720	618	1,832	1,320
Income tax expense	259	207	650	456

Net income	$461	$411	$1,182	$864

Shareholder value added	$195	$128	$644	$381
Net interest yield (fully taxable-equivalent basis)	0.94%	1.64%	1.04%	1.63%
Return on average equity	18.24	15.28	23.13	18.96
Efficiency ratio (fully taxable-equivalent basis)	71.92	76.27	66.73	74.28
Average:
Total loans and leases	$32,639	$38,476	$34,065	$33,905
Total assets	430,099	328,130	401,621	312,241
Total deposits	87,261	78,854	85,136	73,147
Common equity/Allocated equity	10,134	10,815	10,305	9,158
Period end:
Total loans and leases	32,564	35,652	32,564	35,652
Total assets	385,973	258,749	385,973	258,749
Total deposits	81,198	68,586	81,198	68,586

Total Revenue for Global Capital Markets and Investment Banking decreased $513 million, or 19 percent, for the three months ended June 30, 2005 compared to the same period in 2004, and was relatively unchanged at $4.8 billion for the six months ended June 30, 2005 compared to the same period in 2004, as spread volatility increased, and investor demand declined. Provision for Credit Losses decreased $77 million to negative $73 million, and $75 million to negative $170 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, as credit quality continued to improve. Noninterest Expense decreased $483 million, or 24 percent, and $401 million, or 11 percent, for the three and six months ended June 30, 2005. Net Income increased $50 million, or 12 percent, and $318 million, or 37 percent for the three and six months ended June 30, 2005. SVA increased $67 million, or 52 percent, to $195 million, and $263 million, or 69 percent, to $644 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended June 30, 2005, the increase in SVA was a result of the segment’s increase in cash basis earnings and decrease in the capital allocation. For the six months ended June 30, 2005, SVA increased as the segment’s increase in cash basis earnings was partially offset by the increase in the capital allocation due to the Merger.

Net Interest Income declined $250 million, or 22 percent, and $343 million, or 16 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. Driving the decreases for the three and six months ended June 30, 2005, were decreases of $183 million, or 31 percent, and $346 million, or 29 percent, in trading-related Net Interest Income. Despite the growth in average trading-related earning assets during the periods, the contribution to Net Interest Income decreased due to a flattening yield curve that resulted in adjustments in our trading and hedging strategies. For the three months ended June 30, 2005, nontrading-related Net Interest Income decreased $67 million to $466 million. For the six months ended June 30, 2005, nontrading-related Net Interest Income remained relatively unchanged at $990 million compared to $987 million for the same period in 2004. Average Deposits increased $8.4 billion, or 11 percent, and $12.0 billion, or 16 percent, for the three and six months ended June 30, 2005. Average Total Earning Assets increased $100.3 billion to $376.3 billion, for the three months ended June 30, 2005 and $83.3 billion to $348.8 billion for the six months ended June 30, 2005, resulting from higher trading-related assets due to our strategic initiative to expand on opportunities in the business’s platform.

Noninterest Income decreased $263 million, or 17 percent, and increased $288 million, or 11 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. Driving the decrease for the three months ended June 30, 2005 were lower Trading Account Profits and Investment Banking Income. For the six months ended June 30, 2005, increases in Trading Account Profits and Equity Investment Gains drove the improvement. These increases were partially offset by a decline in Investment Banking Income for the six months ended June 30, 2005.

Trading-related revenue, which includes Net Interest Income from trading-related positions and Trading Account Profits in Noninterest Income, is presented in the following table. Not included are commissions from equity transactions that are recorded in Noninterest Income as Investment and Brokerage Services Income.

Trading-related Revenue

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$414	$597	$828	$1,174
Trading account profits (1)	256	389	960	656

Total trading-related revenue (1)	$670	$986	$1,788	$1,830

Trading-related revenue by product
Fixed income	$107	$456	$558	$965
Interest rate (fully taxable-equivalent basis)	183	289	410	456
Foreign exchange	190	170	386	358
Equities (2)	60	83	208	80
Commodities	67	(4)	88	(6)

Market-based trading-related revenue	607	994	1,650	1,853
Credit portfolio hedges (3)	63	(8)	138	(23)

Total trading-related revenue (1)	$670	$986	$1,788	$1,830

(1)	Total Corporate Trading Account Profits were $285 million and $413 million for the three months ended June 30, 2005 and 2004, and $1.0 billion and $416 million for the six months ended June 30, 2005 and 2004. Total Corporate trading-related revenue was $699 million and $1.0 billion for the three months ended June 30, 2005 and 2004, and $1.9 billion and $1.6 billion for the six months ended June 30, 2005 and 2004.

(2)	Does not include commissions from equity transactions which were $205 million and $168 million for the three months ended June 30, 2005 and 2004, and $394 million and $341 million for the six months ended June 30, 2005 and 2004.

(3)	Includes credit default swaps and related products used for credit risk management.

Market-based trading-related revenue decreased by $387 million, or 39 percent, for the three months ended June 30, 2005 compared to the same period in 2004. Fixed income decreased $349 million, or 77 percent, and was negatively impacted by increased spread volatility in certain industries and lack of investor demand. Interest rate-related revenues decreased $106 million, or 37 percent. Trading-related equities revenue decreased $23 million, to $60 million. Including commissions on equity transactions, trading-related equities revenue increased $14 million, to $265 million. The overall decrease in trading-related equities revenue was driven by weakened market conditions. Partially offsetting these declines were increases in commodities and foreign exchange revenue. Commodities revenue increased $71 million due to strong gains in the energy sector and losses from gas and jet fuel prices that negatively impacted the three months ended June 30, 2004. Foreign exchange revenue increased $20 million, or 12 percent, driven by increased customer activity.

For the six months ended June 30, 2005, market-based trading-related revenue decreased by $203 million, or 11 percent, compared to the same period in 2004. Fixed income decreased $407 million, or 42 percent, and was negatively impacted by increased spread volatility in certain industries and lack of investor demand. Interest rate revenues decreased $46 million, or 10 percent. Partially offsetting these declines were increases in equities, commodities and foreign exchange revenue. Trading-related equities revenue increased $128 million, to $208 million. Including commissions on equity transactions, trading-related equities revenue increased $181 million, to $602 million. The overall increase in trading-related equities revenue was due to prior year net losses on a retained stock position that occurred in the first half of 2004. Commodities revenue increased $94 million due to losses from gas and jet fuel prices that negatively impacted the six months ended June 30, 2004. Foreign exchange revenue increased $28 million, or eight percent, due to volatility of the dollar in the earlier part of 2005 and increased customer activity.

Total trading-related revenues included the net gains associated with credit portfolio hedges of $63 million and $138 million for the three and six months ended June 30, 2005, an improvement of $71 million and $161 million from the same periods in 2004. The improvements were primarily due to widening spreads on credit default swaps in certain industries.

Equity Investment Gains decreased $4 million, to $5 million for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, Equity Investment Gains increased $104 million, to $122 million, compared to the same period in 2004, primarily as a result of the sale of securities received in a debt for equity exchange.

The following table presents the detail of Investment Banking Income within the segment.

Investment Banking Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Securities underwriting	$180	$275	$337	$492
Syndications	125	174	237	253
Advisory services	95	73	170	150
Other	7	10	13	18

Total investment banking income (1)	$407	$532	$757	$913

(1)	Investment Banking Income recorded in other business segments and All Other was $24 million and $15 million for the three months ended June 30, 2005 and 2004, and $40 million and $38 million for the six months ended June 30, 2005 and 2004.

Investment Banking Income decreased $125 million, or 23 percent, and $156 million, or 17 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004, due primarily to declines of $95 million and $155 million in securities underwriting as the overall market and fee pool contracted and private placement activity declined. Also impacting the decrease in Investment Banking Income for the three months ended June 30, 2005, was lower syndications income of $49 million.

The Provision for Credit Losses decreased $77 million to negative $73 million, and $75 million to negative $170 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. Net recoveries of $5 million and $48 million were recorded in the three and six months ended June 30, 2005 compared to net charge-offs of $69 million and $158 million for the same periods in 2004. Global Capital Markets and Investment Banking experienced continued but less dramatic improvement in credit quality during the three and six months ended June 30, 2005 than was experienced in the same periods in 2004. For more information, see Credit Risk Management beginning on page 67.

Noninterest Expense decreased $483 million, or 24 percent, and $401 million, or 11 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three and six months ended June 30, 2005, decreases were primarily due to lower Other General Operating expenses related to the segment’s share of the mutual fund settlement recorded in 2004. Noninterest Expense for the six months ended June 30, 2005, was partially offset by higher Personnel and Processing costs, including costs associated with the strategic initiative.

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

BAI is the third largest bank-owned brokerage company in the U.S. with $141.4 billion in client assets. BAI serves approximately 1.7 million accounts through a network of approximately 2,000 financial advisors throughout the U.S.

The Private Bank provides integrated wealth management solutions to high-net-worth individuals, middle market institutions and charitable organizations with investable assets greater than $3 million. Services include investment, trust, banking and lending services.

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

CMG is an asset management organization primarily serving the needs of institutional customers. CMG provides asset management services, liquidity strategies and separate accounts. CMG also provides mutual funds offering a full range of investment styles across an array of products including equities, fixed income (taxable and nontaxable) and cash products. In addition to servicing institutional clients, CMG distributes its products and services to individuals through The Private Bank, BAI, FWA and nonproprietary channels including other brokerage firms.

Other Services include the Investment Services Group, which provides products and services from traditional capital markets products to alternative investments and Banc of America Specialist, a New York Stock Exchange market-maker.

Global Wealth and Investment Management

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$910	$677	$1,851	$1,278
Noninterest income	927	869	1,780	1,369

Total revenue	1,837	1,546	3,631	2,647
Provision for credit losses	(9)	10	(7)	2
Noninterest expense	922	912	1,825	1,630

Income before income taxes	924	624	1,813	1,015
Income tax expense	334	226	647	370

Net income	$590	$398	$1,166	$645

Shareholder value added	$329	$163	$657	$290
Net interest yield (fully taxable-equivalent basis)	3.02%	3.42%	3.13%	3.51
Return on average equity	23.18	17.20	23.45	18.70
Efficiency ratio (fully taxable-equivalent basis)	50.17	58.93	50.24	61.61
Average:
Total loans and leases	$52,967	$44,117	$51,869	$41,280
Total assets	128,401	87,015	126,146	78,452
Total deposits	118,234	77,075	116,177	70,773
Common equity/Allocated equity	10,217	9,308	10,028	6,930
Period end:
Total loans and leases	54,238	44,746	54,238	44,746
Total assets	127,466	88,964	127,466	88,964
Total deposits	116,831	80,212	116,831	80,212

Total Revenue for Global Wealth and Investment Management increased $291 million, or 19 percent, and $984 million, or 37 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004, due to strong growth in loans and deposits. The Provision for Credit Losses was negative $9 million compared to $10 million for the three months ended June 30, 2005 and 2004, and negative $7 million compared to $2 million for the six months ended June 30, 2005 and 2004. Noninterest Expense remained relatively unchanged for the three months ended June 30, 2005, and increased $195 million, or 12 percent, to $1.8 billion for the six months ended June 2005 compared to the same periods in 2004, reflecting the addition of FleetBoston. Net Income increased $192 million to $590 million, and $521 million to $1.2 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended June 30, 2005, SVA increased $166 million to $329 million as the segment’s increase in cash basis earnings was partially offset by an increase in allocated equity. For the six month ended June 30, 2005, SVA increased $367 million to $657 million, as the increase in cash basis earnings was partially offset by the increase in the capital allocation due to the Merger.

Net Interest Income increased 34 percent to $910 million, and 45 percent to $1.9 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. These increases were due to growth in deposits and loans in both Premier Banking and The Private Bank. For the three and six months ended June 30, 2005, Average Deposits increased $41.2 billion, or 53 percent, and $45.4 billion, or 64 percent, due to migration of account balances from Global Consumer and Small Business Banking to Premier Banking, as well as organic growth in both Premier Banking and The Private Bank. For the same periods, Average Loans and Leases increased $8.9 billion, or 20 percent, and $10.6 billion, or 26 percent, due to increased loan activity in both Premier Banking and The Private Bank. In addition, for the six months ended June 30, 2005, the increases in Average Deposits and Loans and Leases were due to the addition of the FleetBoston portfolio.

Noninterest Income increased $58 million, or seven percent, and $411 million, or 30 percent, for the three and six months ended June 30, 2005 compared to the same periods in 2004. For the three months ended, the increase was primarily due to a $63 million increase in Equity Investment Gains and a $17 million increase in Investment and Brokerage Services partially offset by a $15 million decrease in Trading Account Profits. For the six months ended June 30, 2005, Noninterest Income consisted primarily of Investment and Brokerage Services, which represents brokerage commissions and fees earned on client assets. Investment and Brokerage Services revenue increased $345 million, or 29 percent, to $1.5 billion for the six months ended June 30, 2005 compared to the same period in 2004, reflecting the addition of FleetBoston.

Client Assets

	June 30	December 31
(Dollars in billions)	2005	2004
Assets under management	$442.8	$451.5
Client brokerage assets	150.9	149.9
Assets in custody	101.7	107.0

Total client assets	$695.4	$708.4

Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of money market products, equities, and taxable and nontaxable fixed income securities. At June 30, 2005 compared to December 31, 2004, assets under management decreased $8.7 billion, or two percent, driven by $6.4 billion in net outflows primarily in short-term money market assets.

Client brokerage assets, a source of commission revenue, were relatively unchanged at $150.9 billion at June 30, 2005 compared to $149.9 billion at December 31, 2004. Client brokerage assets consist largely of investments in annuities, money market mutual funds, bonds and equities.

Assets in custody decreased $5.3 billion, or five percent, primarily due to market depreciation. Assets in custody represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Noninterest Expense remained relatively unchanged for the three months ended June 30, 2005, and increased $195 million, or 12 percent, for the six months ended June 30, 2005 compared to the same periods in 2004. The increase for the six months ended June 30, 2005, was primarily due to the addition of FleetBoston. This increase was partially offset by lower Other General Operating expenses due to the segment’s share of the mutual fund settlement recorded in 2004.

All Other

Included in All Other are our Equity Investments businesses, and Other.

Equity Investments include Principal Investing and other corporate investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their lifecycle from start-up to buyout.

Other includes Noninterest Income and Expense amounts associated with the ALM process (including Gains on Sales of Debt Securities), the residual impact of the allowance for credit losses processes and funds transfer pricing allocation methodologies, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

All Other

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$24	$32	$51	$137
Noninterest income	471	(147)	543	(121)

Total revenue	495	(115)	594	16
Provision for credit losses	(22)	139	(4)	351
Gains on sales of debt securities	204	801	834	1,302
Merger and restructuring charges	121	125	233	125
Noninterest expense	17	(234)	109	(241)

Income before income taxes	583	656	1,090	1,083
Income tax expense	150	205	280	313

Net income	$433	$451	$810	$770

Shareholder value added	$79	$195	$101	$107

Total Revenue for All Other increased $610 million to $495 million and $578 million to $594 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. Noninterest Income grew resulting from increases of $344 million and $512 million in Equity Investment Gains for the three and six months ended June 30, 2005. Also contributing to the increases in Noninterest Income were increases in Other Income resulting from gains recognized on the sale of whole mortgage loans for the three months ended June 30, 2005 of $278 million compared to negative $1 million and $276 million compared to negative $2 million for the six months ended June 30, 2005 compared to the same periods in 2004. Provision for Credit Losses decreased $161 million to negative $22 million and $355 million to negative $4 million for the three and six months ended June 30, 2005, resulting from changes to components of the formula effective in 2004, and reduced credit costs in 2005 associated with previously exited businesses. Gains on Sales of Debt Securities decreased $597 million to $204 million and $468 million to $834 million for the three and six months ended June 30, 2005. Merger and Restructuring Charges decreased $4 million and increased $108 million for the three and six months ended June 30, 2005. For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements. Noninterest expense increased $251 million and $350 million for the three and six months ended June 30, 2005, primarily due a change in the allocation methodology which resulted in an increase in unallocated residual costs.

Equity Investments

Equity Investments reported Net Income of $167 million and $265 million for the three and six months ended June 30, 2005, improvements of $180 million and $307 million, compared to losses of $13 million and $42 million for the three and six months ended June 30, 2004. Total Revenue increased $290 million to $296 million, and $494 million to $480 million for the three and six months ended June 30, 2005. The improvements were primarily due to higher revenues in Principal Investing driven by increasing liquidity in the private equity markets. When compared to the prior year, Principal Investing revenue increased $269 million to $329 million, and $497 million to $546 million for the three and six months ended June 30, 2005. The increased revenues were driven by increased realized gains and decreased impairments from the prior year. SVA for Equity Investments increased by $170 million to $77 million, and increased $259 million to $82 million for the three and six months ended June 30, 2005, primarily due to the increase in cash basis earnings.

The following table presents the carrying value of equity investments in the Principal Investing portfolio by major industry at June 30, 2005 and December 31, 2004:

Equity Investments in the Principal Investing Portfolio

(Dollars in millions)	June 30 2005	December 31 2004
Consumer discretionary	$1,822	$2,058
Information technology	1,129	1,089
Industrials	1,061	1,118
Telecommunication services	693	769
Financials	566	606
Healthcare	561	576
Materials	361	421
Consumer staples	210	230
Real estate	207	229
Energy	71	81
Individual trusts, nonprofits, government	50	49
Utilities	23	24

Total	$6,754	$7,250

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, shareholder value added targets and corporate risk limits. By allocating capital to a business unit, we effectively define that unit’s ability to take on risk. Country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Risk management continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational. For a more detailed discussion of our risk management activities, see pages 26 through 28 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Strategic Risk Management

The Board provides oversight for strategic risk through the CEO and the Finance Committee. We use an integrated business planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources. The process begins with an assessment that creates a plan for the Corporation, setting the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s direction. Tactics and metrics are monitored to ensure adherence to the plans. As part of this monitoring, business units perform a quarterly self-assessment further described in the Operational Risk Management section beginning on page 91. This assessment looks at changing market and business conditions, and the overall risk in meeting objectives. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and self-assessments.

One of the key tools for managing strategic risk is capital allocation. Through our capital allocation methodology, we effectively manage each business segment’s ability to take on risk. Review and approval of business plans incorporates approval of capital allocation, and economic capital usage is monitored through financial and risk reporting.

Liquidity Risk Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included in the Corporation’s Current Report on Form 8-K filed on July 12, 2005, on pages 29 through 36.

One ratio used to monitor the stability of our funding composition is the “loan to domestic deposit” (LTD) ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic customer deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic customer deposits. The ratio was 92 percent at June 30, 2005 compared to 93 percent at December 31, 2004. For further discussion, see Deposits and Other Funding Sources below.

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

On August 4, 2005, we established a $20.0 billion Euro Medium Note Program to issue senior and subordinated notes of the Corporation.

Deposits and Other Funding Sources

Deposits are a key source of funding. Tables 5 and 6 beginning on page 41 provide information on the average amounts of deposits and the rates paid by deposit category. Average Deposits increased $58.3 billion to $640.6 billion for the three months ended June 30, 2005 compared to the same period in 2004 due to a $34.8 billion increase in average domestic interest-bearing deposits, a $13.6 billion increase in average noninterest-bearing deposits and a $9.9 billion increase in average foreign interest-bearing deposits. Average Deposits increased $130.4 billion to $634.0 billion for the six months ended June 30, 2005 compared to the same period in 2004 due to an $85.6 billion increase in average domestic interest-bearing deposits, a $32.3 billion increase in average noninterest-bearing deposits and a $12.5 billion increase in average foreign interest-bearing deposits. These increases include the impact of the addition of the FleetBoston portfolio as well as organic growth. We categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $45.4 billion to $568.4 billion for the three months ended June 30, 2005, a nine percent increase from a year ago. The increase was distributed between noninterest-bearing deposits, consumer CDs and IRAs, and savings. Average market-based deposit funding increased $12.9 billion to $72.2 billion for the three months ended

June 30, 2005 compared to the same period in 2004. The increase was due to a $9.9 billion increase in foreign interest-bearing deposits and a $3.0 billion increase in negotiable CDs, public funds and other domestic time deposits. Deposits, on average, represented 50 percent and 53 percent of total sources of funds for the three months ended June 30, 2005 and 2004. Average core deposits increased $114.2 billion to $562.9 billion for the six months ended June 30, 2005, a 25 percent increase from a year ago. The increase was distributed between NOW and money market deposits, noninterest-bearing deposits, consumer CDs and IRAs, and savings. Average market-based deposit funding increased $16.1 billion to $71.1 billion for the six months ended June 30, 2005 compared to the same period in 2004. The increase was due to a $12.4 billion increase in foreign interest-bearing deposits and a $3.7 billion increase in negotiable CDs, public funds and other domestic time deposits. Deposits, on average, represented 51 percent and 52 percent of total sources of funds for the six months ended June 30, 2005 and 2004.

Additional sources of funds include short-term borrowings, Long-term Debt and Shareholders’ Equity. Average short-term borrowings, a relatively low-cost source of funds, were up $88.2 billion to $323.9 billion for the three months ended June 30, 2005 compared to the same period in 2004 due to increases in securities sold under agreements to repurchase of $60.5 billion, notes payable of $15.7 billion, other short-term borrowings of $7.6 billion and commercial paper of $4.4 billion that were used to fund asset growth or facilitate trading activities. Average short-term borrowings were up $84.5 billion to $300.3 billion for the six months ended June 30, 2005 compared to the same period in 2004 due to increases in securities sold under agreements to repurchase of $54.5 billion, notes payable of $14.5 billion, other short-term borrowings of $9.4 billion and commercial paper of $6.1 billion that were used to fund asset growth or facilitate trading activities. Issuances and repayments of Long-term Debt were $7.8 billion and $7.7 billion for the six months ended June 30, 2005.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 10 of the Consolidated Financial Statements and Notes 11 and 12 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Many of our lending relationships contain both funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. These commitments, as well as guarantees, are more fully discussed in Note 10 of the Consolidated Financial Statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At June 30, 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $10.7 billion (related outstandings of $271 million) were not included in credit card line commitments in the table below.

Table 7

Credit Extension Commitments

	June 30, 2005
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments	$113,580	$145,950	$259,530
Home equity lines of credit	948	68,670	69,618
Standby letters of credit and financial guarantees	25,721	16,755	42,476
Commercial letters of credit	4,925	372	5,297

Legally binding commitments	145,174	231,747	376,921
Credit card lines	168,016	8,537	176,553

Total	$313,190	$240,284	$553,474

On- and Off-balance Sheet Financing Entities

Off-balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the assets sold. The purpose and use of these types of entities are more fully discussed in the Corporation’s Current Report on Form 8-K filed on July 12, 2005, on pages 33 through 34.

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At June 30, 2005 and December 31, 2004, we had off-balance sheet liquidity commitments and SBLCs to these entities of $23.5 billion and $23.8 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 7. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $33 million and $40 million for the six months ended June 30, 2005 and 2004.

On-balance Sheet Commercial Paper Conduits

In addition to the off-balance sheet financing entities previously described, we also utilize commercial paper conduits that have been consolidated based on our determination that we are the primary beneficiary of the entities in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), which is an update of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. At June 30, 2005 and December 31, 2004, the consolidated assets and liabilities of these conduits were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in the Global Capital Markets and Investment Banking business segment. At June 30, 2005 and December 31, 2004, we held $5.9 billion and $7.7 billion of assets of these entities while our maximum loss exposure associated with these entities, including unfunded lending commitments, was approximately $8.0 billion and $9.4 billion.

Qualified Special Purpose Entities

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, we will, from time to time, sell assets to off-balance sheet commercial paper entities. The commercial paper entities are Qualified Special Purpose Entities (QSPEs) that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The purpose and use of these types of entities are more fully discussed in the Corporation’s Current Report on Form 8-K filed on July 12, 2005 on pages 34 and 35.

We may provide liquidity, SBLCs or similar loss protection commitments to the entity, or we may enter into derivatives with the entity in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At June 30, 2005 and December 31, 2004, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the entities of $7.2 billion and $7.4 billion. Substantially all of these commitments mature within one year. These amounts are included in Table 7. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements. Net revenues earned from fees associated with these entities were $32 million and $21 million for the six months ended June 30, 2005 and 2004.

Credit and Liquidity Risks

Because we provide liquidity and credit support to the commercial paper conduits and QSPEs described above, our credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Disruption in the commercial paper markets may result in our having to fund under these commitments and SBLCs discussed above. We seek to manage these risks, along with all other credit and liquidity risks, within our policies and practices. See Note 8 of the Consolidated Financial Statements for additional discussion of off-balance sheet financing entities.

Other Off-balance Sheet Financing Entities

To improve our capital position and diversify funding sources, we also sell assets, primarily loans, to other off-balance sheet QSPEs that obtain financing primarily by issuing term notes. We may retain a portion of the investment grade notes issued by these entities, and we may also retain subordinated interests in the entities which reduce the credit risk of the senior investors. We may provide liquidity support in the form of foreign exchange or interest rate swaps. We generally do not provide other forms of credit support to these entities, which are described more fully in Note 8 of the Corporation’s Current Report on Form 8-K filed July 12, 2005. In addition to the above, we had significant involvement with variable interest entities (VIEs) other than the commercial paper conduits. These VIEs were not consolidated because we will not absorb a majority of the expected losses or expected residual returns and are therefore not the primary beneficiary of the VIEs. These entities are described more fully in Note 8 of the Consolidated Financial Statements.

Capital Management

The final component of liquidity risk is capital management, which focuses on the level of Shareholders’ Equity. Shareholders’ Equity was $100.5 billion at June 30, 2005, an increase of $0.9 billion from December 31, 2004. This increase was driven by Net Income of $9.0 billion, Common Stock Issued Under Employee Plans and Related Tax Benefits of $1.8 billion, and Net Unrealized Gains on Available-for-sale Debt and Marketable Equity Securities of $0.6 billion, offset by Net Unrealized Losses on Derivatives of $3.0 billion, Cash Dividends Paid of $3.7 billion and common share repurchases of $3.8 billion.

We will continue to repurchase shares, from time to time, in open market or in private transactions through our approved repurchase programs. In light of our company’s announced merger with MBNA, our ability to repurchase shares of common stock is limited by additional SEC rules and regulations. However, even under the more restrictive rules and regulations, we expect to be able to repurchase a number of shares of common stock equal to the shares issued under our company’s employee stock plans. For additional information on common share repurchases, see Note 11 of the Consolidated Financial Statements.

The Board increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per share. The cash dividend will be payable September 23, 2005 to common shareholders of record on September 2, 2005.

As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market and operational. Average common equity allocated to business units was $82.4 billion and $57.1 billion for the six months ended June 30, 2005 and 2004. The increase in average allocated common equity was primarily due to the Merger. Average unallocated common equity (not allocated to business units) was $15.9 billion and $13.7 billion for the six months ended June 30, 2005 and 2004.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 8 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, National Association (Bank of America, N.A.), Fleet National Bank and Bank of America, N.A. (USA) at June 30, 2005 and December 31, 2004. On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. As of June 30, 2005, the entities were classified as “well-capitalized” for regulatory purposes, the highest classification. For additional information on the regulatory capital ratios along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, see Note 14 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Trust preferred securities (Trust Securities) are deconsolidated under FIN 46R. On March 1, 2005, the FRB issued Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital (the Final Rule) which allows Trust Securities to continue to qualify as Tier 1 Capital with revised quantitative limits that would be effective after a five-year transition period. As a result, we will continue to report Trust Securities in Tier 1 Capital.

The FRB’s Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. As of June 30, 2005, our restricted core capital elements comprised 15.5 percent of total core capital elements. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

Table 8

Regulatory Capital

	June 30, 2005			December 31, 2004
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.06%	$68,806	$34,147	8.10%	$64,281	$31,741
Bank of America, N.A.	8.77	66,077	30,142	8.19	46,357	22,630
Fleet National Bank (2)	—	—	—	10.10	14,741	5,837
Bank of America, N.A. (USA)	9.62	5,781	2,403	8.54	3,879	1,817
Total
Bank of America Corporation	11.12	94,933	68,294	11.63	92,266	63,482
Bank of America, N.A.	10.82	81,522	60,284	10.23	57,890	45,259
Fleet National Bank (2)	—	—	—	13.32	19,430	11,673
Bank of America, N.A. (USA)	12.54	7,532	4,806	11.93	5,418	3,634
Leverage
Bank of America Corporation	5.59	68,806	36,896	5.82	64,281	33,142
Bank of America, N.A.	6.45	66,077	30,749	6.20	46,357	22,445
Fleet National Bank (2)	—	—	—	8.15	14,741	5,427
Bank of America, N.A. (USA)	10.07	5,781	1,720	9.19	3,879	1,266

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

Credit Risk Management

Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Credit risk can also arise from operational failures that result in an advance, commitment or investment of funds. Credit risk exists in our outstanding loans and leases, derivatives, trading account assets and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications, including loans and leases, standby letters of credit and financial guarantees, derivative and trading account assets, assets held-for-sale and commercial letters of credit. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us completely fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements. Our consumer and commercial credit extension and review procedures take into account credit exposures that are both funded and unfunded. For additional information on derivatives and credit extension commitments, see Notes 4 and 10 of the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events and conditions. We classify our Loans and Leases as either consumer or commercial and monitor their credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

For a detailed discussion of our consumer portfolio credit risk management process, see page 37 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Table 9 presents outstanding consumer loans and leases at June 30, 2005 and December 31, 2004.

Table 9 Outstanding Consumer Loans and Leases

	June 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$170,057	51.4%	$178,103	54.3%
Credit card	53,863	16.3	51,726	15.8
Home equity lines	56,839	17.2	50,126	15.3
Direct/Indirect consumer	43,247	13.1	40,513	12.3
Other consumer (1)	6,829	2.0	7,439	2.3

Total consumer loans and leases	$330,835	100.0%	$327,907	100.0%

(1)	Includes consumer finance of $3,144 million and $3,395 million; foreign consumer of $3,505 million and $3,563 million; and consumer lease financing of $180 million and $481 million at June 30, 2005 and December 31, 2004.

Concentrations of Consumer Credit Risk

Our consumer credit risk is diversified through our geographic span, diversity of our franchise and our product offerings. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases.

From time to time, we purchase credit protection on certain portions of our consumer portfolio. Beginning in 2003, we entered into several transactions to purchase credit protection on a portion of our residential mortgage loan portfolio. These transactions are designed to enhance our overall risk management strategy. In 2004, we entered into a similar transaction for a portion of our indirect automobile loan portfolio. At June 30, 2005 and December 31, 2004, approximately $92.6 billion and $88.7 billion of residential mortgage and indirect automobile loans were credit protected. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. These transactions had the cumulative effect of reducing our risk-weighted assets by $25.9 billion and $25.5 billion at June 30, 2005 and December 31, 2004, and resulted in 24 bp and 26 bp increases in our Tier 1 Capital ratio at June 30, 2005 and December 31, 2004.

Consumer Portfolio Credit Quality Performance

Overall consumer credit quality remained strong in the six months ended June 30, 2005, except for an increase in credit card net charge-offs as discussed below.

Credit card loans are charged off at 180 days past due or 60 days from notification of bankruptcy filing and are not classified as nonperforming. Unsecured consumer loans and deficiencies in non-real estate secured loans and leases are charged off at 120 days past due and are generally not classified as nonperforming. Real estate secured consumer loans are placed on nonaccrual and are classified as nonperforming no later than 90 days past due. The amount deemed uncollectible on real estate secured loans is charged off at 180 days past due.

Table 10 presents consumer net charge-offs and net charge-off ratios during the three and six months ended June 30, 2005 and 2004.

Table 10

Consumer Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$11	0.03%	$12	0.03%	$15	0.02%	$23	0.03%
Credit card	774	5.91	585	5.45	1,514	5.88	1,028	5.27
Home equity lines	9	0.07	5	0.05	15	0.06	9	0.05
Direct/Indirect consumer	46	0.43	49	0.50	107	0.51	97	0.53
Other consumer	43	2.48	42	2.10	99	2.81	99	2.56

Total consumer	$883	1.09%	$693	0.92%	$1,750	1.08%	$1,256	0.92%

(1)	Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the period for each loan category.

As presented in Table 10, consumer net charge-offs from on-balance sheet loans increased $190 million to $883 million, and $494 million to $1.8 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004, driven by increases of $189 million and $486 million in credit card charge-offs. The increases were due to organic portfolio growth and seasoning, the return of previously securitized loans to the balance sheet, increases effective in 2004 in minimum payment requirements and a temporary increase in bankruptcies resulting from changes in bankruptcy legislation. For the six months ended June 30, 2005 compared to the same period in 2004, the increase was also driven by the addition of the FleetBoston portfolio.

As presented in Table 11, nonperforming consumer assets decreased $67 million to $740 million at June 30, 2005. The decrease was due primarily to the $60 million decline in nonperforming consumer loans and leases to $678 million, representing 0.21 percent of outstanding consumer loans and leases at June 30, 2005 compared to $738 million, representing 0.23 percent of outstanding consumer loans and leases at December 31, 2004. Residential mortgage nonperforming loans declined $60 million primarily due to a $52 million sale of nonperforming residential mortgages. Nonperforming home equity lines increased $9 million related to portfolio growth. Other consumer nonperforming loans and leases fell $9 million due to the continued liquidation of the portfolios in our previously exited consumer businesses and a decline in foreign nonperforming. In addition to the decline in nonperforming levels, loan growth contributed to the improvement in the nonperforming ratios.

Table 11 Nonperforming Consumer Assets

(Dollars in millions)	June 30 2005	December 31 2004
Nonperforming consumer loans and leases
Residential mortgage	$494	$554
Home equity lines	75	66
Direct/Indirect consumer	33	33
Other consumer	76	85

Total nonperforming consumer loans and leases	678	738
Consumer foreclosed properties	62	69

Total nonperforming consumer assets (1)	$740	$807

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.21%	0.23%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.22	0.25

(1)	Balances do not include $14 million and $28 million of nonperforming consumer loans held-for-sale, included in Other Assets, at June 30, 2005 and December 31, 2004.

Table 12 presents the additions and reductions to nonperforming assets in the consumer portfolio during the most recent five quarters.

Table 12

Nonperforming Consumer Assets Activity

	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
(Dollars in millions)	2005	2005	2004	2004	2004
Nonperforming loans and leases

Balance, beginning of period	$721	$738	$703	$709	$613

Additions to nonperforming loans and leases:
FleetBoston balance, April 1, 2004	—	—	—	—	122
New nonaccrual loans and leases	255	243	379	354	361
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(65)	(73)	(107)	(89)	(116)
Sales	(52)	—	(16)	(21)	(23)
Returns to performing status (1)	(128)	(142)	(183)	(194)	(185)
Charge-offs (2)	(34)	(31)	(28)	(28)	(33)
Transfers to foreclosed properties	(19)	(13)	(10)	(28)	(30)
Transfers to loans held-for-sale	—	(1)	—	—	—

Total net additions to (reductions in) nonperforming loans and leases	(43)	(17)	35	(6)	96

Total nonperforming loans and leases, end of period	678	721	738	703	709

Foreclosed properties

Balance, beginning of period	65	69	74	90	87

Additions to foreclosed properties:
FleetBoston balance, April 1, 2004	—	—	—	—	5
New foreclosed properties	30	26	28	29	36
Reductions in foreclosed properties:
Sales	(27)	(24)	(27)	(37)	(37)
Writedowns	(6)	(6)	(6)	(6)	(1)

Total net additions to (reductions in) foreclosed properties	(3)	(4)	(5)	(14)	3

Total foreclosed properties, end of period	62	65	69	76	90

Nonperforming consumer assets, end of period	$740	$786	$807	$779	$799

(1)	Consumer loans are generally returned to performing status when principal or interest is less than 90 days past due.

(2)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans are not included above.

Nonperforming consumer assets declined $46 million from the end of the first quarter of 2005 to $740 million at the end of the second quarter of 2005. The primary driver was the sale of $52 million in nonperforming residential mortgages. Changes in inflows and other outflows were not material.

On-balance sheet consumer loans and leases past due 90 days or more and still accruing interest totaled $1.1 billion at June 30, 2005, down $29 million from March 31, 2005.

Included in Other Assets were consumer loans held-for-sale of $7.2 billion and $7.3 billion at June 30, 2005 and March 31, 2005. Included in these balances were nonperforming consumer loans held-for-sale of $14 million and $22 million at June 30, 2005 and March 31, 2005.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 40 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Table 13 presents outstanding commercial loans and leases at June 30, 2005 and December 31, 2004.

Table 13 Outstanding Commercial Loans and Leases

	June 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial — domestic	$124,080	62.5%	$122,095	62.9%
Commercial real estate (1)	34,537	17.4	32,319	16.7
Commercial lease financing	20,628	10.4	21,115	10.9
Commercial — foreign	19,338	9.7	18,401	9.5

Total commercial loans and leases	$198,583	100.0%	$193,930	100.0%

(1)	Includes domestic commercial real estate loans of $34,020 million and $31,879 million; and foreign commercial real estate loans of $517 million and $440 million at June 30, 2005 and December 31, 2004.

Concentrations of Commercial Credit Risk

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of Loans and Leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 14 through 16 summarize these concentrations. These activities play an important role in managing credit risk concentrations and for other risk mitigation purposes.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Capital Markets and Investment Banking. Within Global Capital Markets and Investment Banking, concentrations continue to be addressed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute” and partly through the purchase of credit protection through credit derivatives. We utilize various risk mitigation tools to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Two widely used tools are credit default swaps and collateralized loan obligations (CLOs) in which a layer of loss is sold to third parties. Earnings volatility increases due to accounting asymmetry as we mark to market the credit default swaps, as required by SFAS 133, and CLOs through Trading Account Profits, while the loans are recorded at historical cost less an allowance for credit losses or, if held-for-sale, the lower of cost or market. At June 30, 2005 and December 31, 2004, we had notionals of $16.1 billion and $13.1 billion of net credit default protection purchased in our credit derivatives portfolio. There were no outstanding CLOs at June 30, 2005 and December 31, 2004. Our credit portfolio hedges, including the positive impact of mark-to-market, resulted in net gains of $63 million and net losses of $8 million during the three months ended June 30, 2005 and 2004, and net gains of $138 million and net losses of $23 million during the six months ended June 30, 2005 and 2004. Gains for the three and six months ended June 30, 2005 resulted from spread widening in certain industries compared to the same periods in 2004.

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

Table 14 Commercial Utilized Credit Exposure by Industry (1)

(Dollars in millions)	June 30, 2005	December 31, 2004
Real estate (2)	$39,233	$36,672
Retailing	24,294	23,149
Diversified financials	23,361	25,932
Banks	22,332	25,265
Education and government	19,207	17,429
Individuals and trusts	16,468	16,110
Materials	14,607	14,123
Leisure and sports, hotels and restaurants	14,002	13,331
Consumer durables and apparel	13,921	13,427
Transportation	13,188	13,234
Capital goods	13,097	12,633
Commercial services and supplies	12,627	11,944
Healthcare equipment and services	11,895	12,196
Food, beverage and tobacco	10,508	11,687
Energy	9,079	7,579
Media	5,834	6,232
Religious and social organizations	5,812	5,710
Insurance	5,151	5,851
Utilities	4,739	5,615
Food and staples retailing	3,495	3,610
Telecommunication services	3,383	3,030
Technology hardware and equipment	2,998	3,398
Software and services	2,828	3,292
Automobiles and components	1,789	1,894
Pharmaceuticals and biotechnology	1,334	1,441
Household and personal products	319	371
Other	2,868	3,132

Total	$298,369	$298,287

(1)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied. Derivative asset collateral totaled $17.4 billion and $17.7 billion at June 30, 2005 and December 31, 2004.

(2)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

Table 15 presents outstanding commercial real estate loans by geographic region and by property type. The amounts outstanding exclude commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental or refinancing of the real estate. As shown in the table, the commercial real estate loan portfolio is diversified in terms of geographic region and property type.

Table 15

Outstanding Commercial Real Estate Loans (1)

(Dollars in millions)	June 30, 2005	December 31, 2004
By Geographic Region (2)
Northeast	$7,273	$6,700
California	6,795	6,293
Florida	4,159	3,562
Southeast	4,029	3,448
Southwest	3,199	3,265
Northwest	2,074	2,038
Midwest	2,033	1,860
Midsouth	1,474	1,379
Other states	1,029	1,184
Geographically diversified	1,955	2,150
Non-U.S.	517	440

Total	$34,537	$32,319

By Property Type
Residential	$6,766	$5,992
Office buildings	5,143	5,434
Apartments	5,017	4,940
Shopping centers/retail	4,237	4,490
Land and land development	3,044	2,388
Industrial/warehouse	2,321	2,263
Hotels/motels	834	909
Multiple use	755	744
Resorts	192	252
Other	6,228	4,907

Total	$34,537	$32,319

(1)	For purposes of this table, commercial real estate product reflects loans dependent on the sale, lease or refinance of real estate as the final source of repayment.

(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

Foreign Portfolio

As shown in Table 16, at June 30, 2005, foreign exposure to borrowers or counterparties in emerging markets decreased by $708 million to $14.9 billion compared to $15.6 billion at December 31, 2004, and represented 17 percent of total foreign exposure at both period ends.

At June 30, 2005, 57 percent of the emerging markets exposure was in Latin America compared to 58 percent at December 31, 2004. The decrease in Latin America was attributable to lower exposure in Argentina, Chile and Other Latin America, partially offset by increases in Mexico. In Argentina, the decline was across all exposure types. The reduction in Chile was primarily due to higher local deposits offsetting local country exposures. Lower exposures in Other Latin America were attributable to the sale of assets in Peru, Colombia and Panama, as well as lower securities trading exposure in Venezuela. Our 24.9 percent investment in Grupo Financiero Santander Serfin accounted for $2.0 billion of reported exposure in Mexico.

The company’s largest exposure in Latin America was in Brazil. Our exposure in Brazil at June 30, 2005 and December 31, 2004 included $1.0 billion and $1.6 billion of traditional cross-border credit exposure (Loans and Leases, letters of credit, etc.), and $2.5 billion and $1.8 billion of local country exposure net of local liabilities. Nonperforming assets in Brazil were $27 million at June 30, 2005, compared to $38 million at December 31, 2004. For the six months ended June 30, 2005, net charge-offs totaled $879 thousand compared to $3 million for the six months ended June 30, 2004.

We have risk mitigation instruments associated with certain exposures for Brazil, including structured trade related transfer risk mitigation of $837 million and $950 million, third party funding of $185 million and $286 million, and linked certificates of deposit of $78 million and $125 million at June 30, 2005 and December 31, 2004. The resulting total foreign exposure net of risk mitigation for Brazil was $2.5 billion and $2.2 billion at June 30, 2005 and December 31, 2004.

At June 30, 2005, 42 percent of the emerging markets exposure was in Asia Pacific compared to 40 percent at December 31, 2004. Asia Pacific emerging markets exposure decreased by $121 million largely due to declines in Hong Kong and Taiwan, partially offset by increases in China, Singapore and Other Asia Pacific.

Table 16 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 16

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets(3)	Securities/ Other Investments (4, 5)	Total Cross- border Exposure (6)	Local Country Exposure Net of Local Liabilities (7)	Total Foreign Exposure June 30, 2005 (9)	Increase/ (Decrease) from December 31, 2004
Region/Country
Latin America
Brazil	$913	$59	$7	$54	$1,033	$2,535	$3,568	$18
Mexico	784	162	105	2,260	3,311	—	3,311	445
Chile	296	64	—	7	367	610	977	(203)
Argentina	90	27	—	35	152	8	160	(231)
Other Latin America (8)	204	122	66	55	447	28	475	(600)

Total Latin America	2,287	434	178	2,411	5,310	3,181	8,491	(571)

Asia Pacific
India	376	198	201	414	1,189	285	1,474	(18)
South Korea	274	472	31	603	1,380	—	1,380	(3)
Taiwan	225	67	70	40	402	546	948	(379)
Hong Kong	155	140	30	325	650	—	650	(469)
Singapore	68	166	90	283	607	—	607	267
China	56	41	13	318	428	—	428	320
Other Asia Pacific (8)	34	48	33	435	550	157	707	161

Total Asia Pacific	1,188	1,132	468	2,418	5,206	988	6,194	(121)

Central and Eastern Europe (8)	20	84	25	96	225	—	225	(16)

Total	$3,495	$1,650	$671	$4,925	$10,741	$4,169	$14,910	$(708)

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; and all countries in Central and Eastern Europe excluding Greece.

(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.

(3)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied. Derivative asset collateral totaled $72 million and $361 million at June 30, 2005 and December 31, 2004.

(4)	Amounts outstanding for Other Latin America and Other Asia Pacific have been reduced by $34 million and $15 million at June 30, 2005 and $196 million and $14 million at December 31, 2004. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.

(5)	Cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. For regulatory reporting under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.

(6)	Cross-border exposure includes amounts payable to us by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.

(7)	Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of local country exposure funded by local liabilities at June 30, 2005 was $19.4 billion compared to $17.2 billion at December 31, 2004. Local country exposure funded by local liabilities at June 30, 2005 in Latin America and Asia Pacific was $10.1 billion and $9.2 billion of which $5.0 billion was in Brazil, $4.1 billion in Hong Kong, $3.0 billion in Singapore, $1.7 billion in Argentina, $1.5 billion in Mexico, $1.4 billion in Chile, and $0.6 billion in India. There were no other countries with local country exposure funded by local liabilities greater than $0.5 billion.

(8)	Other Latin America, Other Asia Pacific, and Central and Eastern Europe include countries each with total foreign exposure of less than $300 million.

(9)	Our commitment of $3.0 billion to buy approximately nine percent of the stock of CCB under the definitive agreement announced on June 17, 2005 is not included in the information presented above.

Commercial Portfolio Credit Quality Performance

Overall commercial credit quality continued to improve in the first six months of 2005 due to an improving economy and high levels of liquidity in the capital markets. All major commercial asset quality performance indicators showed continued positive trends. Net charge-offs continued to decline as we recorded net recoveries in the second quarter of 2005. Also, nonperforming assets and criticized exposure continued to decline.

Table 17 presents commercial net charge-offs and net charge-off ratios for the three and six months ended June 30, 2005 and 2004.

Table 17

Commercial Net Charge-offs and Net Charge-off Ratios(1)

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial—domestic	$(7)	(0.02)%	$76	0.25%	$19	0.03%	$125	0.23%
Commercial real estate	1	0.01	(3)	(0.04)	1	—	(6)	(0.05)
Commercial lease financing	9	0.19	(3)	(0.06)	34	0.34	1	0.02
Commercial—foreign	(6)	(0.15)	66	1.47	(35)	(0.40)	173	2.40

Total commercial	$(3)	(0.01)%	$136	0.28%	$19	0.02%	$293	0.36%

(1)	Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the period for each loan category.

Commercial net charge-offs were negative $3 million for the three-month period ending June 30, 2005 compared to $136 million for the same period a year ago. Both commercial – domestic and commercial – foreign had net recoveries compared to $76 million and $66 million in net charge-offs for the same period a year ago reflecting the broad-based improvement in commercial credit quality. Commercial net charge-offs were $19 million for the six-month period ending June 30, 2005 compared to $293 million for the same period a year ago. As was the case for the three-month period, commercial – foreign and commercial – domestic experienced the most significant improvement. Commercial – foreign net recoveries were $35 million in the six months ended June 30, 2005 compared to net charge-offs of $173 million in the comparable period in 2004. Recoveries were centered in Latin America (including Mexico) and the United Kingdom. The country with the largest net recovery in the six months ended June 30, 2005 was Argentina. Commercial – foreign net charge-offs of $173 million in the six months ended June 30, 2004 were related to one borrower in the food products industry.

As presented in Table 18, commercial criticized credit exposure decreased $2.5 billion, or 25 percent, to $7.7 billion at June 30, 2005 compared to December 31, 2004. The net decrease was driven by $5.4 billion of paydowns, payoffs, credit quality improvements and charge-offs; partially offset by $2.9 billion of newly criticized exposure. Global Business and Financial Services accounted for 51 percent of the decrease in commercial criticized exposure driven by Middle Market Banking and Latin America which comprised 18 percent and 14 percent of the total decrease of $2.5 billion. Global Capital Markets and Investment Banking accounted for 40 percent of the decrease in criticized exposure. Reductions were distributed across many industries of which the largest were utilities and media.

Table 18 presents commercial criticized exposure at June 30, 2005 and December 31, 2004.

Table 18

Commercial Criticized Exposure (1)

	June 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)
Commercial—domestic	$4,928	2.65%	$6,340	3.38%
Commercial real estate	943	2.09	1,028	2.54
Commercial lease financing	1,048	5.08	1,347	6.38
Commercial—foreign	812	1.74	1,534	3.12

Total commercial criticized exposure	$7,731	2.59%	$10,249	3.44%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale and commercial letters of credit.

(2)	Commercial criticized exposure is taken as a percentage of total commercial utilized exposure.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that full collection of principal and/or interest in accordance with its contractual terms is not probable. As presented in Table 19, nonperforming commercial assets decreased $493 million to $1.2 billion at June 30, 2005 due primarily to the $383 million decrease in nonperforming commercial loans and leases. The decrease for the six months ended June 30, 2005 was centered in Global Business and Financial Services, primarily Latin America.

The decreases in total nonperforming commercial loans and leases resulted from paydowns and payoffs of $406 million, charge-offs of $244 million, returns to performing status of $109 million and loan sales of $90 million and, partially offset by new nonaccrual loan inflows of $464 million.

Nonperforming commercial – domestic loans and leases decreased by $193 million and represented 0.53 percent of commercial – domestic at June 30, 2005 compared to 0.70 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial – domestic to total commercial – domestic was driven by a broad-based decrease in nonperforming loans and leases across industries. Nonperforming commercial –foreign decreased $179 million and represented 0.46 percent of commercial – foreign at June 30, 2005 compared to 1.45 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial – foreign to total commercial – foreign was driven by a decline in Latin American nonperforming loans and leases. Nonperforming commercial lease financing increased $16 million and represented 1.37 percent of commercial lease financing at June 30, 2005 compared to 1.26 percent at December 31, 2004.

The $126 million decrease in nonperforming securities from December 31, 2004 was primarily driven by an exchange of Argentine securities for government-guaranteed performing loans.

Table 19 presents nonperforming commercial assets at June 30, 2005 and December 31, 2004.

Table 19
Nonperforming Commercial Assets
(Dollars in millions)	June 30, 2005	December 31, 2004
Nonperforming commercial loans and leases
Commercial—domestic	$662	$855
Commercial real estate	60	87
Commercial lease financing	282	266
Commercial—foreign	88	267

Total nonperforming commercial loans and leases	1,092	1,475
Nonperforming securities (1)	14	140
Commercial foreclosed properties	49	33

Total nonperforming commercial assets (2)	$1,155	$1,648

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.55%	0.76%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.58	0.85

(1)	At June 30, 2005, balance consisted of domestic securities and at December 31, 2004, balance primarily related to international securities held in the AFS securities portfolio.

(2)	Balances do not include $35 million and $123 million of nonperforming commercial assets, primarily commercial loans held-for-sale, included in Other Assets at June 30, 2005 and December 31, 2004.

Table 20 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 20
Nonperforming Commercial Assets Activity
(Dollars in millions)	Second Quarter 2005	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004
Nonperforming loans and leases
Balance, beginning of period	$1,352	$1,475	$1,843	$2,170	$1,741

Additions to nonperforming loans and leases:
FleetBoston balance, April 1, 2004	—	—	—	—	948
New nonaccrual loans and leases	271	193	274	204	599
Advances	6	12	7	23	37
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(221)	(185)	(362)	(303)	(498)
Sales	(64)	(26)	(78)	(124)	(279)
Returns to performing status (1)	(98)	(11)	(38)	(21)	(109)
Charge-offs (2)	(144)	(100)	(136)	(91)	(227)
Transfers to foreclosed properties	(10)	(6)	(3)	(15)	(1)
Transfers to loans held-for-sale	—	—	(32)	—	(41)

Total net additions to (reductions in) nonperforming loans and leases	(260)	(123)	(368)	(327)	429

Total nonperforming loans and leases, end of period	1,092	1,352	1,475	1,843	2,170

Nonperforming securities (3)
Balance, beginning of period	153	140	157	156	—

Additions to nonperforming securities:
FleetBoston balance, April 1, 2004	—	—	—	—	135
New nonaccrual securities	2	13	1	32	23
Reductions in nonperforming securities:
Paydowns and payoffs	(130)	—	(11)	(26)	(2)
Sales	(11)	—	(7)	(5)	—

Total net additions to (reductions in) nonperforming securities	(139)	13	(17)	1	156

Total nonperforming securities, end of period	14	153	140	157	156

Foreclosed properties
Balance, beginning of period	47	33	57	54	44

Additions to foreclosed properties:
FleetBoston balance, April 1, 2004	—	—	—	—	9
New foreclosed properties	10	18	9	18	12
Reductions in foreclosed properties:
Sales	(5)	(2)	(24)	(13)	(10)
Writedowns	(2)	(2)	(9)	(2)	(1)
Charge-offs	(1)	—	—	—	—

Total net additions to (reductions in) foreclosed properties	2	14	(24)	3	10

Total foreclosed properties, end of period	49	47	33	57	54

Nonperforming commercial assets, end of period	$1,155	$1,552	$1,648	$2,057	$2,380

(1)	Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well secured and is in the process of collection.

(2)	Certain loan and lease products, including commercial credit card, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.

(3)	Primarily related to international securities held in the AFS securities portfolio.

Nonperforming commercial assets decreased $397 million during second quarter of 2005 to end the period at $1.2 billion. The key drivers were the exchange of Argentine securities for government-guaranteed performing loans of $126 million, nonperforming loans and leases returned to performing status of $98 million and sales of nonperforming loans and leases of $64 million. Inflows and other outflow categories were in line with the trend.

Domestic commercial loans past due 90 days or more and still accruing interest were $104 million at June 30, 2005, an increase of $16 million compared to March 31, 2005. The increase in the second quarter follows a four quarter low of $88 million at the end of the first quarter and does not represent a systemic increase in payment delinquencies.

Included in Other Assets were commercial loans held-for-sale and leveraged lease partnership interests of $6.3 billion and $194 million at June 30, 2005, and $1.6 billion and $202 million at March 31, 2005. Included in these balances were nonperforming loans held-for-sale and leveraged lease partnership interests of $25 million and $10 million at June 30, 2005 compared to $31 million and $23 million at first quarter end.

Provision for Credit Losses

The Provision for Credit Losses was $875 million, an 11 percent increase, and $1.5 billion, a three percent increase, for the three and six months ended June 30, 2005 compared to the same periods in 2004.

The consumer portion of the Provision for Credit Losses increased $515 million to $1.2 billion, and $699 million to $2.0 billion for the three and six months ended June 30, 2005 compared to the same periods in 2004. Consumer net charge-offs increased $190 million to $883 million, and $494 million to $1.8 billion for the three and six months ended June 30, 2005, of which $189 million and $486 million of the increases were credit card net charge-offs. Higher credit card net charge-offs in both periods were driven by organic portfolio growth and seasoning, the return of previously securitized loans to the balance sheet, increases effective in 2004 in credit card minimum payment requirements and a temporary increase in bankruptcy net charge-offs resulting from changes in bankruptcy legislation, while the six-month increase was also impacted by the addition of the FleetBoston portfolio. The increased net charge-offs associated with the 2004 changes in credit card minimum payment requirements did not impact the Provision for Credit Losses in the first half of 2005 as those expected net charge-offs were provided for in late 2004. Also driving the increases in the consumer portion of the Provision for Credit Losses was the establishment of $210 million of Allowance for Loan and Lease Losses related to additional changes that will be made in credit card minimum payment requirements later this year. Consistent with regulatory-guided changes in industry practices, customers will be required to pay a higher percentage of their outstanding principal balance with each monthly payment, resulting in a reduction in the length of a customer’s repayment period. The $210 million of Allowance for Loan and Lease Losses established this quarter represents our best estimate at this time of the level of elevated net charge-offs anticipated to occur in 2006 from the changes that will be made later this year to customer repayment terms.

The commercial portion of the Provision for Credit Losses decreased $93 million to negative $48 million, and $322 million to negative $222 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. Commercial net charge-offs decreased $139 million and $274 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. Continued improvement in commercial credit quality, including reduced exposure in Latin America, also drove the decreased commercial provisions.

The Provision for Credit Losses related to the general portion of the Allowance for Loan and Lease Losses was negative $250 million and negative $256 million for the second quarter and first six months of 2005. This compares to $75 million of Provision for Credit Losses in the second quarter and the first six months of 2004. Uncertainty related to credit-related integration activities was reduced during the second quarter, as we substantially completed the integration of FleetBoston’s credit management processes and platforms. As a result, the imprecision component of the general portion of the Allowance for Loan and Lease Losses was reduced by $250 million.

For the remainder of 2005, we expect that continued seasoning of credit card accounts, the return of approximately $3.0 billion of securitized loans to the balance sheet and the temporary increase in net charge-offs from bankruptcy reform will result in continued elevated levels of consumer net charge-offs. The consumer portion of the Provision for Credit Losses is expected to increase from that experienced in the first half of 2005 due to portfolio growth, including maturing securitizations. Commercial net charge-offs for the remainder of the year are expected to remain relatively low, however, the level is subject to borrower or industry specific events.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, by internal risk rating, current economic conditions and performance trends within each portfolio segment. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of June 30, 2005, the updating of historical loss experience did not have a material impact to the allowance for commercial loan and lease losses. The allowance for consumer loan and lease losses is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of June 30, 2005, this resulted in an increase in the allowance for consumer loan and lease losses from updating the loss forecast models to incorporate estimated net charge-offs related to the changes to be made to credit card minimum payment requirements later this year.

The third or general component of the Allowance for Loan and Lease Losses is maintained to cover uncertainties that affect our estimate of probable losses. These uncertainties include the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty and large single name defaults or event risk. We assess these components, and consider other current events, like the Merger, and other conditions, to determine the overall level of the third component. The relationship of the third component to the total Allowance for Loan and Lease Losses may fluctuate from period to period.

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

The Allowance for Loan and Lease Losses for the consumer portfolio as presented in Table 22 increased $202 million from December 31, 2004 to $4.0 billion. The increase was driven primarily by the establishment of $210 million reserve representing our best estimate at this time of the level of elevated net charge-offs in 2006 from additional changes that will be made in credit card minimum payment requirements later this year. Organic card growth and the return of previously securitized loans to the balance sheet also contributed to the increase in the allowance for consumer loan and lease losses. These increases were partially offset by use of reserves established in late 2004 to absorb net charge-offs associated with the 2004 increase in required credit card minimum payments.

The allowance for commercial loan and lease losses was $2.9 billion at June 30, 2005, a $249 million decrease from December 31, 2004. This decrease resulted from continued improvement in commercial credit quality including reduced exposure in Latin America. Specific reserves on commercial impaired loans decreased $81 million, or 40 percent, from December 31, 2004, reflecting the decrease in our investment in specific loans considered impaired of $409 million to $819 million at June 30, 2005.

The general portion of the Allowance for Loan and Lease Losses decreased $260 million from December 31, 2004 to $1.4 billion. Uncertainty related to credit-related integration activities was reduced during the second quarter, as we substantially completed the integration of FleetBoston’s credit management processes and platforms. As a result, the imprecision component of the general portion of the Allowance for Loan and Lease Losses was reduced by $250 million.

Reserve for Unfunded Lending Commitments

In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet.

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

The reserve for unfunded lending commitments decreased $19 million from December 31, 2004, primarily due to improvements in the credit quality of letters of credit.

Table 21 presents a rollforward of the allowance for credit losses for the three and six months ended June 30, 2005 and 2004.

Table 21
Allowance for Credit Losses
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2005	2004	2005	2004
Allowance for loan and lease losses, beginning of period	$8,313	$6,080	$8,626	$6,163

FleetBoston balance, April 1, 2004		2,763		2,763
Loans and leases charged off
Residential mortgage	(18)	(18)	(30)	(34)
Credit card	(860)	(642)	(1,683)	(1,134)
Home equity lines	(13)	(12)	(23)	(19)
Direct/Indirect consumer	(77)	(85)	(170)	(165)
Other consumer	(71)	(70)	(151)	(149)

Total consumer	(1,039)	(827)	(2,057)	(1,501)

Commercial—domestic	(144)	(162)	(248)	(260)
Commercial real estate	(3)	(5)	(3)	(6)
Commercial lease financing	(19)	(4)	(52)	(11)
Commercial—foreign	(17)	(94)	(20)	(207)

Total commercial	(183)	(265)	(323)	(484)

Total loans and leases charged off	(1,222)	(1,092)	(2,380)	(1,985)

Recoveries of loans and leases previously charged off
Residential mortgage	7	6	15	11
Credit card	86	57	169	106
Home equity lines	4	7	8	10
Direct/Indirect consumer	31	36	63	68
Other consumer	28	28	52	50

Total consumer	156	134	307	245

Commercial—domestic	151	86	229	135
Commercial real estate	2	8	2	12
Commercial lease financing	10	7	18	10
Commercial—foreign	23	28	55	34

Total commercial	186	129	304	191

Total recoveries of loans and leases previously charged off	342	263	611	436

Net charge-offs	(880)	(829)	(1,769)	(1,549)

Provision for loan and lease losses	886	789	1,474	1,428
Transfers (1)	—	(36)	(12)	(38)

Allowance for loan and lease losses, June 30	8,319	8,767	8,319	8,767

Reserve for unfunded lending commitments, beginning of period	394	401	402	416
FleetBoston balance, April 1, 2004		85		85
Provision for unfunded lending commitments	(11)	—	(19)	(15)

Reserve for unfunded lending commitments, June 30	383	486	383	486

Total	$8,702	$9,253	$8,702	$9,253

Loans and leases outstanding at June 30	$529,418	$498,481	$529,418	$498,481
Allowance for loan and lease losses as a percentage of loans and leases outstanding at June 30	1.57%	1.76%	1.57%	1.76%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at June 30	1.22	1.03	1.22	1.03
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at June 30	1.47	2.01	1.47	2.01
Average loans and leases outstanding during the period	$520,424	$497,158	$522,672	$435,618
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period	0.68%	0.67%	0.68%	0.72%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at June 30	470	305	470	305
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	2.36	2.63	2.33	2.81
(1) Includes primarily transfers to loans held-for-sale.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 22 presents our allocation by product type.

Table 22
Allocation of the Allowance for Credit Losses by Product Type

	June 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$196	2.4%	$199	2.3%
Credit card	3,003	36.1	2,757	32.0
Home equity lines	95	1.1	92	1.1
Direct/Indirect consumer	390	4.7	405	4.7
Other consumer	353	4.2	382	4.4

Total consumer	4,037	48.5	3,835	44.5

Commercial—domestic	1,310	15.8	1,382	16.0
Commercial real estate	507	6.1	505	5.9
Commercial lease financing	361	4.3	365	4.2
Commercial—foreign	751	9.0	926	10.7

Total commercial (1)	2,929	35.2	3,178	36.8

General	1,353	16.3	1,613	18.7

Allowance for loan and lease losses	8,319	100.0%	8,626	100.0%

Reserve for unfunded lending commitments	383		402

Total	$8,702		$9,028

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $121 million and $202 million at June 30, 2005 and December 31, 2004.

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

During the six months ended June 30, 2004, Bank of America, N.A. sold commercial loans with a gross book balance of approximately $724 million to SSI. For tax purposes, under the Internal Revenue Code, the sales were treated as a taxable exchange. The sales had no financial statement impact on us because the sales were transfers among entities under common control, and there was no change in the individual loan resolution strategies. There were no such sales in the six months ended June 30, 2005.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, our customer and proprietary trading operations, our ALM process, credit risk mitigation activities, and mortgage banking activities. More detailed information on our market risk management processes is included in the Corporation’s Current Report on Form 8-K filed on July 12, 2005 on pages 54 through 61.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the level of trading-related revenue for the twelve months ended June 30, 2005. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended June 30, 2005, positive trading-related revenue was recorded for 84 percent of trading days. Furthermore, only four percent of the total trading days had losses greater than $10 million, and the largest loss was $35 million. This can be compared to the twelve months ended June 30, 2004, where positive trading-related revenue was recorded for 86 percent of trading days and only six percent of the total trading days had losses greater than $10 million, and the largest loss was $41 million.

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

A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in the twelve months ended June 30, 2005, and only exceeded VAR once in the twelve months ended June 30, 2004.

In addition to reviewing our underlying model assumptions with senior management, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 23 presents average, high and low daily VAR for the twelve months ended June 30, 2005 and 2004.

Table 23

Trading Activities Market Risk

	Twelve Months Ended June 30
	2005			2004
(Dollars in millions)	Average VAR	High VAR(1)	Low VAR(1)	Average VAR	High VAR(1)	Low VAR(1)
Foreign exchange	$4.9	$12.1	$1.4	$3.9	$5.9	$1.1
Interest rate	25.9	58.2	10.7	30.3	65.2	15.1
Credit(2)	46.3	73.9	21.9	24.6	37.1	14.9
Real estate/mortgage(3)	10.5	20.7	4.9	11.6	26.1	4.6
Equities	14.4	25.8	8.0	30.5	51.5	7.9
Commodities	7.3	9.9	4.5	6.3	11.9	3.8
Portfolio diversification	(58.7)	—	—	(59.0)	—	—

Total trading portfolio	$50.6	$84.2	$29.4	$48.2	$91.0	$22.4

Total market-based trading portfolio(4)	$39.7	$66.4	$23.7	$45.5	$82.0	$26.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(2)	Credit includes credit fixed income and credit default swaps used for credit risk management. Average VAR for credit default swaps was $47.1 million and $16.0 million for the twelve months ended June 30, 2005 and 2004.

(3)	Real estate/mortgage includes capital market real estate and the Certificates. Effective June 1, 2004, real estate/mortgage no longer includes the Certificates. For additional information on the Certificates, see Note 1 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

(4)	Total market-based trading portfolio excludes credit default swaps used for credit risk management, net of the effect of diversification.

The increase in average VAR for the twelve months ended June 30, 2005 was primarily due to increases in the average risk taken in credit due to an increase in credit protection purchased to hedge the credit risk in our commercial loan portfolio. This increase is partially offset by a decrease in equities due to decreased economic risk from customer-facilitated business that was not held in inventory during the current twelve-month period but was held in the prior period.

As indicated in the Derivatives table in Note 4 of the Consolidated Financial Statements, the notional amount of credit derivatives outstanding has significantly increased from December 31, 2004. This increase is driven by both the purchase of credit protection for the commercial loan portfolio discussed above as well as customer-driven credit derivative trading activity. Although the customer-driven activity is a primary driver of the increased notional outstanding, it does not significantly impact credit-related VAR as we generally offset the risk in the market.

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

Interest Rate Risk Management

Interest rate risk represents the most significant market risk exposure to our nontrading financial instruments. Our overall goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect Net Interest Income. Interest rate risk is measured as the potential volatility in our Net Interest Income caused by changes in market interest rates. Client facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of ever-changing market conditions is mitigated using the ALM process.

The estimated impact to Net Interest Income over the subsequent year from June 30, 2005, resulting from a 100 bp gradual (over 12 months) parallel increase or decrease in interest rates from the forward market curve calculated as of June 30, 2005 was (0.6) percent and (0.1) percent. The estimated impact to Net Interest Income over the subsequent year from December 31, 2004, resulting from a 100 bp gradual (over 12 months) parallel increase or decrease in interest rates from the forward market curve calculated as of December 31, 2004, was (1.5) percent and 0.5 percent.

As part of the ALM process, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of our cash and derivative positions. During the three and six months ended June 30, 2005, we purchased securities of $117.8 billion and $192.4 billion, sold $101.9 billion and $139.7 billion, and received paydowns of $5.5 billion and $15.3 billion. During the three and six months ended June 30, 2004, we purchased securities of $66.2 billion and $151.1 billion, sold $25.4 billion and $36.4 billion, and received paydowns of $13.3 billion and $15.2 billion. During the quarter, we continuously monitored the interest rate risk position of the Corporation and affected changes in the securities portfolio in order to manage prepayment risk and interest rate risk. Through sales in the securities portfolio, we realized $325 million and $795 million in Gains on Sales of Debt Securities during the three months ended June 30, 2005 and 2004 and $984 million and $1.3 billion during the six months ended June 30, 2005 and 2004. The decreases are primarily due to lower gains being realized on mortgage-backed securities and corporate bonds.

Residential Mortgage Portfolio

During the three and six months ended June 30, 2005, we purchased $8.8 billion and $14.5 billion of residential mortgages related to the ALM process and sold whole mortgage loans of $10.0 billion during the second quarter. During the three and six months ended June 30, 2004, we purchased $39.9 billion and $46.5 billion of residential mortgages related to the ALM process and had no sales of whole mortgage loans during those same time periods. Additionally, we received paydowns of $9.5 billion and $18.2 billion, and $15.7 billion and $23.1 billion for the three and six month periods ending June 30, 2005 and 2004. Through sales of whole mortgage loans, we recognized gains (losses) that were recorded as Other Income of $278 million and $(1) million for the three months ended June 30, 2005 and 2004, and $276 million and $(2) million for the six months ended June 30, 2005 and 2004.

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

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures, and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 24 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our ALM derivatives at June 30, 2005 and December 31, 2004.

Table 24

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

June 30, 2005

		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2005	2006	2007	2008	2009	Thereafter
Cash flow hedges
Receive fixed interest rate swaps(1)	$(82)								3.56
Notional amount		$70,962	$—	$8,270	$10,255	$9,462	$30,000	$12,975
Weighted average fixed rate		3.97%	—	3.88%	3.86%	3.98%	3.85%	4.38%
Pay fixed interest rate swaps(1)	(3,353)								7.18
Notional amount		$64,121	$—	$5,100	$11,925	$1,150	$—	$45,946
Weighted average fixed rate		4.75%	—	3.23%	3.97%	4.35%	—%	5.14%
Basis swaps	(3)
Notional amount		$6,700	$500	$4,400	$—	$—	$—	$1,800
Option products(2)	1,046
Notional amount(3)		107,246	—	50,000	—	57,246	—	—
Foreign exchange contracts	1
Notional amount		1,059	—	—	1,059	—	—	—
Futures and forward rate contracts(4)	52
Notional amount(3)		28,833	12,833	16,000	—	—	—	—

Total net cash flow positions	$(2,339)

Fair value hedges
Receive fixed interest rate swaps(1)	$577								4.71
Notional amount		$33,940	$350	$4,337	$2,450	$2,694	$3,364	$20,745
Weighted average fixed rate		4.68%	1.99%	5.22%	4.48%	3.47%	4.44%	4.83%
Foreign exchange contracts	1,157
Notional amount		$13,240	$82	$1,384	$53	$1,474	$1,910	$8,337

Total net fair value positions	$1,734

Closed interest rate contracts(5)	(2,291)

Total ALM contracts	$(2,896)

Table 24

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 2004

	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2005	2006	2007	2008	2009	Thereafter
Cash flow hedges
Receive fixed interest rate swaps(1)	$(1,413)								4.16
Notional amount		$122,274	$—	$2,927	$21,098	$44,223	$22,237	$31,789
Weighted average fixed rate		3.68%	—	3.46%	2.94%	3.47%	3.73%	4.43%
Pay fixed interest rate swaps(1)	(2,248)								4.77
Notional amount		$157,837	$39	$6,320	$62,584	$16,136	$10,289	$62,469
Weighted average fixed rate		4.24%	5.01%	3.54%	3.58%	3.91%	3.85%	5.13%
Basis swaps	(4)
Notional amount		$6,700	$500	$4,400	$—	$—	$—	$1,800
Option products(2)	3,492
Notional amount(3)		323,835	145,200	90,000	17,500	58,404	—	12,731
Foreign exchange contracts	9
Notional amount		16	—	—	—	16	—	—
Futures and forward rate contracts(4)	287
Notional amount(3)		(10,889)	10,111	(21,000)	—	—	—	—

Total net cash flow positions	$123

Fair value hedges
Receive fixed interest rate swaps(1)	$534								5.14
Notional amount		$45,050	$2,580	$4,363	$2,500	$2,694	$3,364	$29,549
Weighted average fixed rate		5.02%	4.78%	5.23%	4.53%	3.47%	4.44%	5.25%
Foreign exchange contracts	2,739
Notional amount		$13,590	$71	$1,529	$55	$1,571	$2,091	$8,273

Total net fair value positions	$3,273

Closed interest rate contracts(5)	1,328

Total ALM contracts	$4,724

(1)	At June 30, 2005, $53.4 billion of the receive fixed interest rate swap notional and $15.1 billion of the pay fixed interest swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2004, $39.9 billion of the receive fixed interest rate swap notional and $75.9 billion of the pay fixed interest swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)	Option products include caps, floors, swaptions and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.

(3)	Reflects the net of long and short positions.

(4)	Futures and forward rate contracts include Eurodollar futures, U.S. Treasury futures, and forward purchase and sale contracts. Included are $16.0 billion of Eurodollar futures, $20.0 billion of forward purchase contracts and $7.2 billion of forward sale contracts of mortgage-backed securities and mortgage loans, at June 30, 2005. At December 31, 2004, the forward purchase and sale contracts of mortgage-backed securities and mortgage loans amounted to $46.7 billion and $25.6 billion.

(5)	Represents the unamortized net realized deferred (losses) gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity. The $(2.3) billion and $1.3 billion deferred (losses) gains as of June 30, 2005 and December 31, 2004, on closed interest rate contracts primarily consisted of (losses) gains on closed ALM swaps and forward contracts. Of the $2.3 billion unamortized net realized deferred losses, a loss of $2.9 billion was included in Accumulated OCI, a gain of $612 million was included as a basis adjustment of Long-term Debt, and a loss of $10 million was primarily included as a basis adjustment to mortgage loans, AFS Securities and Long-term Debt at June 30, 2005. As of December 31, 2004, a gain of $836 million was included in Accumulated OCI, a gain of $514 million was included as a basis adjustment of Long-term Debt, and a loss of $22 million was primarily included as a basis adjustment to mortgage loans, AFS Securities and Long-term Debt.

Consistent with our strategy of managing interest rate sensitivity to mitigate changes in value of other financial instruments, the notional amount of our net receive fixed interest rate swap position increased $31.3 billion to $40.8 billion at June 30, 2005 compared to December 31, 2004. The net option position decreased $216.6 billion to $107.2 billion at June 30, 2005 compared to December 31, 2004. The changes in our swap and option positions were part of our interest sensitivity management.

Included in the futures and forward rate contract amounts are $16.0 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at June 30, 2005 settling from July 2005 to September 2005 and $59.0 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at June 30, 2004 that settled from July 2004 to December 2004. There were also $7.2 billion of forward sale contracts of mortgage-backed securities at June 30, 2005 settling in July 2005 compared to $29.5 billion at June 30, 2004 that settled in July 2004. These forward purchase and sale contracts were accounted for as derivatives and designated as cash flow hedges with their net-of-tax unrealized gains and losses included in Accumulated Other Comprehensive Income (OCI). For additional information on derivatives designated as cash flow hedges, see Note 4 of the Consolidated Financial Statements. The forward purchase and sale contracts at June 30, 2005 were also included in Table 24.

In addition, there were $4.0 billion of forward purchase commitments of mortgage loans at June 30, 2005 settling from July 2005 to September 2005 and $6.6 billion at June 30, 2004 that settled from July 2004 to August 2004. These commitments, included in Table 24, were accounted for as derivatives and designated as cash flow hedges, and their net-of-tax unrealized gains and losses were included in Accumulated OCI. There were no forward sale commitments of whole mortgage loans at June 30, 2005 and 2004.

Mortgage Banking Risk Management

The inventory of interest rate lock commitments (IRLCs) and loans held-for-sale are subject to interest rate risk between the date of the IRLC and the date the loan is sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used either as an economic hedge of IRLCs, or designated as a cash flow hedge of loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At June 30, 2005, the notional amount of derivatives hedging the IRLCs and loans held-for-sale was $40.6 billion. The related net-of-tax unrealized loss on the derivatives designated as cash flow hedges included in Accumulated OCI at June 30, 2005 was $2 million. The notional amount of the IRLCs in the pipeline at June 30, 2005 was $12.5 billion. The notional amount of loans held-for-sale at June 30, 2005 was $6.9 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments and by purchasing and selling securities. MSRs are an intangible asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. As of June 30, 2005, the MSR balance was $2.4 billion, or five percent lower than December 31, 2004.

We designate certain derivatives such as purchased options and interest rate swaps as fair value hedges of specified MSRs under SFAS 133. At June 30, 2005, the amount of MSRs identified as being hedged by derivatives in accordance with SFAS 133 was approximately $2.0 billion. The notional amount of the derivative contracts designated as SFAS 133 hedges of MSRs at June 30, 2005 was $35.0 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in the fair values of the MSRs that are hedged by these derivative contracts. During the six months ended June 30, 2005, derivative hedge gains of $255 million were offset by a decrease in the value of the MSRs of $204 million resulting in $51 million of hedge ineffectiveness.

From time to time, we hold additional derivatives and certain securities (i.e. mortgage-backed securities) as economic hedges of MSRs, which are not designated as SFAS 133 accounting hedges. During the six months ended June 30, 2005, Interest Income from securities used as an economic hedge of MSRs of $10 million was realized. There were no Gains on Sales of Debt Securities used as economic hedges of MSRs during the same period. At June 30, 2005, the amount of MSRs covered by such economic hedges was $250 million. The carrying value of AFS Securities held as economic hedges of MSRs was $844 million at June 30, 2005. The related net-of-tax unrealized gain on the AFS Securities, which is recorded in Accumulated OCI, was $18 million at June 30, 2005.

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

We approach operational risk from two perspectives, enterprise-wide and line of business-specific. The Compliance and Operational Risk Committee, chartered in 2005 as a subcommittee of the Finance Committee, provides consistent communication and oversight of significant operational and compliance issues and oversees the adoption of best practices. Two groups within Risk Management, Compliance Risk Management and Enterprise Operational Risk, facilitate the consistency of effective policies, industry best practices, controls and monitoring tools for managing and assessing operational risks across the Corporation. These groups also work with the line of business executives and their risk counterparts to implement appropriate policies, processes and assessments at the line of business level and support groups. Compliance and operational risk awareness is also driven across the Corporation through training and strategic communication efforts. For selected risks, we establish specialized support groups, for example, Information Security and Supply Chain Management. These specialized groups develop corporate-wide risk management practices, such as an information security program and a supplier program to ensure suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses.

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

Recent Accounting and Reporting Developments

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles as described in Note 1 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005, are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 62 through 65 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Management beginning on page 85 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. Other Information

Item 1. Legal Proceedings	See Note 10 of the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s Current Report on Form 8-K filed on July 12, 2005, the quarterly report on Form 10-Q for the quarter ended March 31, 2005 and the Current Reports on Form 8-K filed since December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds	At June 30, 2005, all put options had matured and there were no remaining put options outstanding.

See Note 11 for information on the monthly share repurchase activity for the three and six months ended June 30, 2005 and 2004, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 4. Submission of Matters to a Vote of Security Holders	1.	The Annual Meeting of Stockholders was held on April 27, 2005.
	2.	The following are the voting results on each matter submitted to the stockholders:

		a.	To elect 17 directors
						For	Withheld
			William Barnet, III			3,395,436,559	84,343,042
			Charles W. Coker			3,382,783,954	96,995,646
			John T. Collins			3,427,414,751	52,364,849
			Gary L. Countryman			2,331,189,463	1,148,590,137
			Paul Fulton			3,377,943,273	101,836,328
			Charles K. Gifford			3,389,314,971	90,464,629
			W. Steven Jones			3,424,986,850	54,792,751
			Kenneth D. Lewis			3,370,742,514	109,037,087
			Walter E. Massey			3,423,544,895	56,234,705
			Thomas J. May			3,406,437,627	73,341,973
			Patricia E. Mitchell			3,426,062,638	53,716,963
			Edward L. Romero			3,422,880,077	56,899,524
			Thomas M. Ryan			2,901,673,200	578,106,400
			O. Temple Sloan, Jr.			3,384,481,055	95,298,546
			Meredith R. Spangler			3,384,355,593	95,424,007
			Robert L. Tillman			3,424,377,734	55,401,866
			Jackie M. Ward			3,358,095,888	121,683,712

		b.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2005

			For	Against	Abstentions

			3,332,985,505	118,261,305	28,532,791

		c.	To consider a stockholder proposal regarding political contributions

			For	Against	Abstentions	Broker Non-Vote

			143,934,389	2,338,509,558	290,690,036	706,645,618

		d.	To consider a stockholder proposal regarding the nomination of directors

			For	Against	Abstentions	Broker Non-Vote

			237,544,397	2,479,472,018	56,242,868	706,520,318

Item 6. Exhibits

Exhibit 2

–       Agreement and Plan of Merger, dated as of June 30, 2005, between Bank of America Corporation and MBNA Corporation, incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed July 6, 2005

Exhibit 11		– Earnings Per Share Computation—included in Note 11 of the Consolidated Financial Statements

Exhibit 12		– Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31	(a)	– Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31	(b)	– Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	(a)	– Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32	(b)	– Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	August 8, 2005	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

2	Agreement and Plan of Merger, dated as of June 30, 2005, between Bank of America Corporation and MBNA Corporation, incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed July 6, 2005

11	Earnings Per Share Computation - included in Note 11 of the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002