Form 10-Q
period 2005-09-30
BANK OF AMERICA CORP /DE/
filed 2005-11-09
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ✓   No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

    Yes        No ✓

On October 31, 2005, there were 4,016,080,679 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

September 30, 2005 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2005	2004	2005	2004
Interest income
Interest and fees on loans and leases	$8,956	$7,508	$25,375	$20,294
Interest and dividends on securities	2,797	2,078	8,130	5,197
Federal funds sold and securities purchased under agreements to resell	1,359	484	3,504	1,331
Trading account assets	1,550	960	4,158	2,981
Other interest income	547	457	1,486	1,226

Total interest income	15,209	11,487	42,653	31,029

Interest expense
Deposits	2,409	1,711	6,831	4,446
Short-term borrowings	3,325	1,152	7,971	2,891
Trading account liabilities	707	333	1,745	965
Long-term debt	995	626	2,810	1,680

Total interest expense	7,436	3,822	19,357	9,982

Net interest income	7,773	7,665	23,296	21,047
Noninterest income
Service charges	2,080	1,899	5,777	5,098
Investment and brokerage services	1,060	972	3,122	2,606
Mortgage banking income (loss)	180	(250)	590	258
Investment banking income	522	438	1,319	1,389
Equity investment gains	668	220	1,559	437
Card income	1,520	1,258	4,246	3,212
Trading account profits	514	184	1,559	600
Other income	290	201	1,176	519

Total noninterest income	6,834	4,922	19,348	14,119

Total revenue	14,607	12,587	42,644	35,166
Provision for credit losses	1,159	650	2,614	2,063
Gains on sales of debt securities	29	732	1,013	2,022
Noninterest expense
Personnel	3,837	3,534	11,209	9,915
Occupancy	638	622	1,889	1,731
Equipment	300	309	894	888
Marketing	307	364	990	1,012
Professional fees	254	207	647	561
Amortization of intangibles	201	200	613	455
Data processing	361	341	1,093	958
Telecommunications	206	180	608	514
Other general operating	1,061	1,043	3,065	3,299
Merger and restructuring charges	120	221	353	346

Total noninterest expense	7,285	7,021	21,361	19,679

Income before income taxes	6,192	5,648	19,682	15,446
Income tax expense	2,065	1,884	6,564	5,152

Net income	$4,127	$3,764	$13,118	$10,294

Net income available to common shareholders	$4,122	$3,759	$13,104	$10,283

Per common share information
Earnings	$1.03	$0.93	$3.27	$2.80

Diluted earnings	$1.02	$0.91	$3.22	$2.76

Dividends paid	$0.50	$0.45	$1.40	$1.25

Average common shares issued and outstanding (in thousands)	4,000,573	4,052,304	4,012,924	3,666,298

Average diluted common shares issued and outstanding (in thousands)	4,054,659	4,121,375	4,072,991	3,729,120

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	September 30 2005	December 31 2004
Assets
Cash and cash equivalents	$32,771	$28,936
Time deposits placed and other short-term investments	11,236	12,361
Federal funds sold and securities purchased under agreements to resell (includes $135,313 and $91,243 pledged as collateral)	135,409	91,360
Trading account assets (includes $46,028 and $38,929 pledged as collateral)	121,256	93,587
Derivative assets	26,005	30,235
Securities:
Available-for-sale (includes $118,944 and $45,127 pledged as collateral)	227,349	194,743
Held-to-maturity, at cost (market value - $136 and $329)	136	330

Total securities	227,485	195,073

Loans and leases	554,603	521,837
Allowance for loan and lease losses	(8,326)	(8,626)

Loans and leases, net of allowance	546,277	513,211

Premises and equipment, net	7,659	7,517
Mortgage servicing rights	2,764	2,482
Goodwill	45,298	45,262
Core deposit intangibles and other intangibles	3,356	3,887
Other assets	92,743	86,546

Total assets	$1,252,259	$1,110,457

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$174,990	$163,833
Interest-bearing	390,973	396,645
Deposits in foreign offices:
Noninterest-bearing	6,750	6,066
Interest-bearing	53,764	52,026

Total deposits	626,477	618,570

Federal funds purchased and securities sold under agreements to repurchase	217,053	119,741
Trading account liabilities	51,244	36,654
Derivative liabilities	15,711	17,928
Commercial paper and other short-term borrowings	107,655	78,598
Accrued expenses and other liabilities (includes $390 and $402 of reserve for unfunded
lending commitments)	32,976	41,243
Long-term debt	99,885	98,078

Total liabilities	1,151,001	1,010,812

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,013,063,444 and 4,046,546,212 shares	42,548	44,236
Retained earnings	65,439	58,006
Accumulated other comprehensive income (loss)	(6,509)	(2,587)
Other	(491)	(281)

Total shareholders’ equity	101,258	99,645

Total liabilities and shareholders’ equity	$1,252,259	$1,110,457

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Share- holders’ Equity	Comprehensive Income(2)
		Shares	Amount
(Dollars in millions, shares in thousands)
Balance, December 31, 2003	$54	2,882,288	$29	$50,198	$(2,148)	$(153)	$47,980
Net income				10,294			10,294	$10,294
Net unrealized losses on available-for-sale debt and marketable equity securities					(390)		(390)	(390)
Net unrealized losses on foreign currency translation adjustments					(9)		(9)	(9)
Net unrealized losses on derivatives					(122)		(122)	(122)
Cash dividends paid:
Common				(4,629)			(4,629)
Preferred				(11)			(11)
Common stock issued under employee plans and related tax benefits		89,603	3,037			(172)	2,865
Stocks issued in acquisition(3)	271	1,186,728	46,480				46,751
Common stock repurchased		(113,796)	(4,837)	88			(4,749)
Conversion of preferred stock	(54)	4,240	54				—
Other			(7)	39		(1)	31

Balance, September 30, 2004	$271	4,049,063	$44,756	$55,979	$(2,669)	$(326)	$98,011	$9,773

Balance, December 31, 2004	$271	4,046,546	$44,236	$58,006	$(2,587)	$(281)	$99,645
Net income				13,118			13,118	$13,118
Net unrealized losses on available-for-sale debt and marketable equity securities					(1,711)		(1,711)	(1,711)
Net unrealized gains on foreign currency translation adjustments					26		26	26
Net unrealized losses on derivatives					(2,237)		(2,237)	(2,237)
Cash dividends paid:
Common				(5,658)			(5,658)
Preferred				(14)			(14)
Common stock issued under employee plans and related tax benefits		60,704	2,593			(211)	2,382
Common stock repurchased		(94,187)	(4,281)				(4,281)
Other				(13)		1	(12)

Balance, September 30, 2005	$271	4,013,063	$42,548	$65,439	$(6,509)	$(491)	$101,258	$9,196

(1)	At September 30, 2005 and December 31, 2004, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $(1,908) million and $(196) million; Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $(129) million and $(153) million; Net Unrealized Gains (Losses) on Derivatives of $(4,338) million and $(2,102) million; and Other of $(134) million and $(136) million.

(2)	For the three months ended September 30, 2005 and September 30, 2004, Comprehensive Income of $2,610 million and $4,957 million includes Net Income of $4,127 million and $3,764 million, Net Unrealized Gains (Losses) on AFS Debt and Marketable Equity Securities of $(2,295) million and $1,635 million, Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $(4) million and $9 million, and Net Unrealized Gains (Losses) on Derivatives of $782 million and $(451) million.

(3)	Includes adjustment for the fair value of outstanding FleetBoston Financial Corporation (FleetBoston) stock options of $862 million.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2005	2004
Operating activities
Net income	$13,118	$10,294
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,614	2,063
Gains on sales of debt securities	(1,013)	(2,022)
Depreciation and premises improvements amortization	716	723
Amortization of intangibles	613	455
Deferred income tax expense (benefit)	262	(402)
Net increase in trading and hedging instruments	(10,305)	(21,396)
Net increase in other assets	(3,330)	(590)
Net decrease in accrued expenses and other liabilities	(6,015)	(7,919)
Other operating activities, net	(6,994)	(1,043)

Net cash used in operating activities	(10,334)	(19,837)

Investing activities
Net decrease in time deposits placed and other short-term investments	1,125	193
Net increase in federal funds sold and securities purchased under agreements to resell	(44,049)	(17,090)
Proceeds from sales of available-for-sale securities	143,079	77,860
Proceeds from maturities of available-for-sale securities	24,378	19,710
Purchases of available-for-sale securities	(202,053)	(165,359)
Proceeds from maturities of held-to-maturity securities	194	63
Proceeds from sales of loans and leases	13,059	3,192
Other changes in loans and leases, net	(48,730)	(18,938)
Origination of mortgage servicing rights	(663)	(841)
Net purchases of premises and equipment	(858)	(970)
Proceeds from sales of foreclosed properties	101	145
Investment in China Construction Bank	(2,500)	—
Cash equivalents acquired net of purchase acquisitions	(118)	5,593
Other investing activities, net	83	788

Net cash used in investing activities	(116,952)	(95,654)

Financing activities
Net increase in deposits	7,907	37,111
Net increase in federal funds purchased and securities sold under agreements to repurchase	97,312	59,003
Net increase in commercial paper and other short-term borrowings	29,057	20,424
Proceeds from issuance of long-term debt	17,813	19,080
Retirement of long-term debt	(13,076)	(11,286)
Proceeds from issuance of common stock	2,215	2,729
Common stock repurchased	(4,281)	(4,749)
Cash dividends paid	(5,672)	(4,640)
Other financing activities, net	(104)	(41)

Net cash provided by financing activities	131,171	117,631

Effect of exchange rate changes on cash and cash equivalents	(50)	28

Net increase in cash and cash equivalents	3,835	2,168
Cash and cash equivalents at January 1	28,936	27,084

Cash and cash equivalents at September 30	$32,771	$29,252

Net transfers of Loans and Leases from the loan portfolio to loans held-for-sale (included in Other Assets) amounted to $129 million for the nine months ended September 30, 2005. Net transfers of Loans and Leases from loans held-for-sale to the loan portfolio amounted to $73 million for the nine months ended September 30, 2004.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At September 30, 2005, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA). On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. This merger had no impact on the Consolidated Financial Statements of the Corporation. On June 30, 2005, the Corporation announced a definitive agreement to acquire all outstanding shares of MBNA Corporation (MBNA) (the MBNA Merger). The transaction is expected to be effective January 1, 2006, subject to certain regulatory approval. On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston Financial Corporation (FleetBoston) (the Merger).

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

Recently Issued or Proposed Accounting Pronouncements

On August 11, 2005, the Financial Accounting Standards Board (FASB) issued three exposure drafts which would amend FASB Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The exposure draft, “Accounting for Transfers of Financial Assets,” would revise and clarify the criteria for derecognition of transferred financial assets. It would also place restrictions on the ability of a qualifying special purpose entity to roll over beneficial interests such as short-term commercial paper. The exposure draft, “Accounting for Servicing of Financial Assets,” would permit, but not require, an entity to account for one or more classes of servicing rights (e.g. mortgage servicing rights, or MSRs) at fair value, with changes in fair value recorded in income. The exposure draft, “Accounting for Certain Hybrid Financial Instruments,” would permit, but not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. It would also subject beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The provisions of the exposure drafts would be effective at various dates beginning in 2006. Management is currently evaluating the effect of the provisions of the exposure drafts.

On July 14, 2005, the FASB issued an exposure draft, FASB Staff Position (FSP) No. FSP 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-a). FSP 13-a requires a lessor to reevaluate the classification of a leveraged lease and to recalculate the recognition of the lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by the lease. The proposed interpretation is expected to be effective as of December 31, 2005.

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

On July 14, 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions”, a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” (the proposed Interpretation). The proposed Interpretation requires recognition of a tax benefit to the extent of management’s best estimate of the impact of a tax position, provided it is probable that the tax position would be sustained based on its technical merits. The proposed Interpretation is expected to be effective during 2006. Management is currently evaluating the effect of the proposed Interpretation.

On December 21, 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. 109-2). FSP No. 109-2 provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004 (the Act). The Act provides U.S. companies with the ability to elect to apply a special one-time tax deduction equal to 85 percent of certain earnings remitted from foreign subsidiaries, provided certain criteria are met. Subsequent to September 30, 2005, Management completed the evaluation of the Corporation’s opportunity, and decided to make this election for 2005. A tax benefit in the range of $70 million to $90 million is expected to be recognized, resulting in a decrease in the effective tax rate to approximately 33 percent for the year ending December 31, 2005.

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

Stock-based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) was adopted prospectively by the Corporation on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In accordance with SFAS 148, the Corporation provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during the three and nine months ended September 30, 2005 and 2004. The following table presents the effect on Net Income and Earnings per Common Share had the fair value-based method been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2005	2004	2005	2004
Net income (as reported)	$4,127	$3,764	$13,118	$10,294
Stock-based employee compensation expense recognized during the period, net of related tax effects	49	40	152	118
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects (1)	(49)	(52)	(152)	(161)

Pro forma net income	$4,127	$3,752	$13,118	$10,251

As reported
Earnings per common share	$1.03	$0.93	$3.27	$2.80
Diluted earnings per common share	1.02	0.91	3.22	2.76

Pro forma
Earnings per common share	1.03	0.93	3.27	2.80
Diluted earnings per common share	1.02	0.91	3.22	2.75

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in Net Income for the three months ended September 30, 2005 and 2004, was $127 million and $93 million pre-tax, and for the nine months ended September 30, 2005 and 2004 was $369 million and $262 million pre-tax.

Under certain equity plans, upon adoption of FAS 123R, the Corporation will be required to change its approach for recognizing stock compensation cost for employees who meet certain age and service criteria and thus, are retirement eligible as described in the plan. For any new awards granted, which retain the retirement eligibility feature after the adoption of FAS 123R, the Corporation will recognize stock compensation cost immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. Had the Corporation been recording stock compensation cost under this approach, the estimated cost, net of taxes, recognized would have been reduced by $23 million and $10 million for the three months ended September 30, 2005 and 2004. The estimated stock compensation cost, net of taxes, recognized would have increased by $129 million and $43 million for the nine months ended September 30, 2005 and 2004.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Note 2 - Merger and Restructuring Activity

MBNA

On June 30, 2005, the Corporation announced a definitive agreement to acquire all outstanding shares of MBNA, a leading provider of credit card and payment products, for approximately $35 billion in stock (85 percent) and cash (15 percent). Under the terms of the agreement, MBNA stockholders will receive 0.5009 of a share of the Corporation’s common stock plus $4.125 for each MBNA share of common stock. The transaction will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of MBNA will be recorded at their respective fair values and added to those of the Corporation. The transaction is expected to be effective January 1, 2006, subject to certain regulatory approval. On November 3, 2005, MBNA shareholders voted for approval of the merger of the Corporation and MBNA.

FleetBoston

On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston. FleetBoston’s results of operations were included in the Corporation’s results beginning on April 1, 2004. The Merger was accounted for under the purchase method of accounting.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Severance and employee-related charges:
Merger-related	$15	$33	$37	$97
Infrastructure initiative	—	65	1	65
Systems integrations and related charges	41	86	189	115
Other	64	37	126	69

Total merger and restructuring charges	$120	$221	$353	$346

Exit Costs and Restructuring Reserves

As of December 31, 2004, there were $382 million of exit costs reserves remaining, which included $291 million for severance, relocation and other employee-related costs, $87 million for contract terminations, and $4 million for other charges. During the three months ended September 30, 2005, there were no changes to the exit costs reserves as a result of revised estimates. During the nine months ended September 30, 2005, $17 million of reductions to the exit costs reserves were recorded as a result of revised estimates. Cash payments of $57 million and $253 million were charged against this liability during the three and nine months ended September 30, 2005, including $52 million and $202 million of severance, relocation and other employee-related costs, and $5 million and $51 million of contract terminations reducing the balance in the liability to $112 million at September 30, 2005.

As of December 31, 2004, there were $166 million of restructuring reserves remaining related to severance and other employee-related charges. Restructuring reserves for the three and nine months ended September 30, 2005 included an additional charge for the legacy Bank of America associate severance and other employee-related charges of $35 million and $57 million. These charges included $20 million as a result of revised estimates to complete relocations to the Northeast. During the three and nine months ended September 30, 2005, cash payments of $31 million and $127 million for severance and other employee-related costs have been charged against this liability reducing the balance to $97 million as of September 30, 2005.

Payments under these reserves are expected to be substantially complete by the end of 2005.

Exit Costs and Restructuring Reserves
	Three Months Ended September 30				Nine Months Ended September 30
	Exit Costs Reserves (1)		Restructuring Reserves (2)		Exit Costs Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Balance, beginning of period	$169	$618	$93	$54	$382	$—	$166	$—
FleetBoston exit costs	—	28	—	—	(17)	708	—	—
Restructuring charges	—	—	35	33	—	—	57	97
Infrastructure initiative	—	—	—	65	—	—	1	65
Cash payments	(57)	(87)	(31)	(19)	(253)	(149)	(127)	(29)

Balance, September 30	$112	$559	$97	$133	$112	$559	$97	$133

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.

(2)	Restructuring reserves were established by a charge to income.

Note 3 - Trading Account Assets and Liabilities

The Corporation engages in a variety of trading-related activities that are either for clients or its own account.

The following table presents the fair values of the components of Trading Account Assets and Liabilities at September 30, 2005 and December 31, 2004.

	September 30 2005	December 31 2004
(Dollars in millions)
Trading account assets
U.S. government and agency securities (1)	$29,335	$20,462
Corporate securities, trading loans and other	43,088	35,227
Equity securities	25,680	19,504
Mortgage trading loans and asset-backed securities	11,996	9,625
Foreign sovereign debt	11,157	8,769

Total	$121,256	$93,587

Trading account liabilities
U.S. government and agency securities (2)	$25,535	$14,332
Equity securities	9,817	8,952
Foreign sovereign debt	8,088	4,793
Corporate securities and other	7,714	8,538
Mortgage trading loans and asset-backed securities	90	39

Total	$51,244	$36,654

(1)	Includes $20.7 billion and $17.3 billion at September 30, 2005 and December 31, 2004 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

(2)	Includes $917 million and $1.2 billion at September 30, 2005 and December 31, 2004 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

Note 4 - Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. Non-hedging derivatives held for trading purposes, including credit default swaps used in the management of risk in the loan portfolio, are recorded as Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits. Other non-hedging derivatives that are considered economic hedges are also recorded as Derivative Assets or Derivative Liabilities with changes in fair value generally recorded in the same Consolidated Statement of Income caption as the related economically hedged item. A detailed discussion of derivative trading activities and the asset/liability management (ALM) process is presented in Note 4 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

The following table presents the contract/notional and credit risk amounts at September 30, 2005 and December 31, 2004 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At September 30, 2005 and December 31, 2004, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $9.8 billion and $9.4 billion. In addition, at September 30, 2005 and December 31, 2004, the cash collateral placed against Derivative Liabilities was $7.5 billion and $6.0 billion.

Derivatives(1)
	September 30, 2005		December 31, 2004
	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
(Dollars in millions)
Interest rate contracts
Swaps	$13,665,314	$12,361	$11,597,813	$12,705
Futures and forwards	2,106,656	—	1,833,216	332
Written options	1,053,219	—	988,253	—
Purchased options	1,084,774	3,177	1,243,809	4,840
Foreign exchange contracts
Swaps	321,112	4,357	305,999	7,859
Spot, futures and forwards	1,069,420	2,648	956,995	3,593
Written options	243,096	—	167,225	—
Purchased options	261,480	1,331	163,243	679
Equity contracts
Swaps	29,265	414	34,130	1,039
Futures and forwards	10,942	—	4,078	—
Written options	62,772	—	37,080	—
Purchased options	60,411	6,083	32,893	5,741
Commodity contracts
Swaps	13,331	3,781	10,480	2,099
Futures and forwards	6,664	—	6,307	6
Written options	9,581	—	9,270	—
Purchased options	5,413	889	5,535	301
Credit derivatives	1,603,676	750	499,741	430

Credit risk before cash collateral		35,791		39,624
Less: Cash collateral applied		9,786		9,389

Total derivative assets		$26,005		$30,235

(1)	Includes both long and short derivative positions.

The average fair value of Derivative Assets for the three months ended September 30, 2005 and December 31, 2004 was $25.6 billion and $28.0 billion. The average fair value of Derivative Liabilities for the three months ended September 30, 2005 and December 31, 2004 was $16.1 billion and $15.9 billion.

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

For cash flow hedges, gains and losses on derivative contracts reclassified from Accumulated Other Comprehensive Income (OCI) to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $646 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s hedging activities for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Fair value hedges
Hedge ineffectiveness recognized in earnings(1)	$54	$7	$57	$12
Net gain (loss) excluded from assessment of effectiveness(2)	—	4	2	(4)
Cash flow hedges
Hedge ineffectiveness recognized in earnings(3), (4)	—	(8)	(15)	(11)
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within accumulated other comprehensive income	(30)	(53)	49	13

(1)	Included $14 million and $(6) million recorded in Net Interest Income, $41 million and $13 million recorded in Mortgage Banking Income, $1 million and $0 recorded in Investment Banking Income, and $(2) million and $0 recorded in Trading Account Profits in the Consolidated Statement of Income for the three months ended September 30, 2005 and 2004. Included $(28) million and $(8) million recorded in Net Interest Income, $92 million and $20 million recorded in Mortgage Banking Income, $(5) million and $0 recorded in Investment Banking Income, and $(2) million and $0 recorded in Trading Account Profits in the Consolidated Statement of Income for the nine months ended September 30, 2005 and 2004.

(2)	Included $(2) million and $4 million recorded in Mortgage Banking Income, and $2 million and $0 recorded in Investment Banking Income in the Consolidated Statement of Income for the three months ended September 30, 2005 and 2004, which relate to the excluded time value of certain hedges. Included $0 and $(5) million recorded in Net Interest Income, $0 and $1 million recorded in Mortgage Banking Income, and $2 million and $0 recorded in Investment Banking Income in the Consolidated Statement of Income for the nine months ended September 30, 2005 and 2004, which relate to the excluded time value of certain hedges.

(3)	Included $0 and $(3) million recorded in Net Interest Income and $0 and $(5) million recorded in Mortgage Banking Income from other various cash flow hedges in the Consolidated Statement of Income for the three months ended September 30, 2005 and 2004. Included $(1) million and $(3) million recorded in Net Interest Income, and $(14) million and $(8) million recorded in Mortgage Banking Income from other various cash flow hedges in the Consolidated Statement of Income for the nine months ended September 30, 2005 and 2004.

(4)	The maximum length of time over which forecasted transactions are hedged is 20 years.

Note 5 - Outstanding Loans and Leases

Outstanding loans and leases at September 30, 2005 and December 31, 2004 were:

(Dollars in millions)	September 30 2005	December 31 2004
Consumer
Residential mortgage	$177,317	$178,103
Credit card	56,079	51,726
Home equity lines	59,337	50,126
Direct/Indirect consumer	49,585	40,513
Other consumer (1)	6,639	7,439

Total consumer	348,957	327,907

Commercial
Commercial—domestic	130,730	122,095
Commercial real estate (2)	35,794	32,319
Commercial lease financing	20,284	21,115
Commercial—foreign	18,838	18,401

Total commercial	205,646	193,930

Total	$554,603	$521,837

(1)	Includes consumer finance of $2,988 million and $3,395 million; foreign consumer of $3,575 million and $3,563 million; and
consumer lease financing of $76 million and $481 million at September 30, 2005 and December 31, 2004.

(2)	Includes domestic commercial real estate loans of $35,116 million and $31,879 million; and foreign commercial real estate loans of $678 million and $440 million at September 30, 2005 and December 31, 2004.

The following table presents the gross recorded investment in specific loans, without consideration to the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at September 30, 2005 and December 31, 2004. SFAS 114 impairment includes performing troubled debt restructurings, and excludes all commercial leases.

(Dollars in millions)	September 30 2005	December 31 2004

Commercial—domestic	$671	$868
Commercial real estate	44	87
Commercial—foreign	64	273

Total impaired loans	$779	$1,228

At September 30, 2005 and December 31, 2004, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $1.5 billion and $2.2 billion. There were no nonperforming securities at September 30, 2005 compared to $140 million at December 31, 2004. In addition, included in Other Assets were nonperforming loans held-for-sale and leveraged lease partnership interests of $93 million and $151 million at September 30, 2005 and December 31, 2004.

Note 6 - Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Allowance for loan and lease losses, beginning of period	$8,319	$8,767	$8,626	$6,163

Addition of FleetBoston allowance, April 1, 2004	—	—	—	2,763
Loans and leases charged off	(1,439)	(982)	(3,819)	(2,968)
Recoveries of loans and leases previously charged off	294	263	905	700

Net charge-offs	(1,145)	(719)	(2,914)	(2,268)

Provision for loan and lease losses	1,152	690	2,626	2,118
Transfers (1)	—	(15)	(12)	(53)

Allowance for loan and lease losses, September 30	8,326	8,723	8,326	8,723

Reserve for unfunded lending commitments, beginning of period	383	486	402	416
Addition of FleetBoston reserve, April 1, 2004	—	—	—	85
Provision for unfunded lending commitments	7	(40)	(12)	(55)

Reserve for unfunded lending commitments, September 30	390	446	390	446

Total	$8,716	$9,169	$8,716	$9,169

(1)	Primarily includes transfers to loans held-for-sale.

Note 7 - Mortgage Servicing Rights

The Corporation has retained MSRs from the sale or securitization of mortgage loans. The following table presents activity in MSRs for the three and nine months ended September 30, 2005 and 2004. Effective June 1, 2004, Excess Spread Certificates (the Certificates) were converted to MSRs. For more information on the conversion of the Certificates to MSRs, see Note 1 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Balance, beginning of period	$2,366	$3,005	$2,482	$479

Additions	256	179	663	2,806 (1)
Amortization	(168)	(136)	(473)	(220)
Valuation adjustment of MSRs (2)	310	(595)	92	(612)

Balance, September 30 (3)	$2,764	$2,453	$2,764	$2,453

(1)	Includes $2.2 billion of Certificates converted to MSRs on June 1, 2004.

(2)	For the three months ended September 30, 2005 and 2004, includes $325 million and $(208) million related to change in value attributed to SFAS 133 hedged MSRs and $15 million and $387 million of impairment. For the nine months ended September 30, 2005 and 2004, includes $121 million and $(193) million related to change in value attributed to SFAS 133 hedged MSRs and $29 million and $419 million of impairment.

(3)	Net of impairment allowance of $273 million and $361 million at September 30, 2005 and 2004.

The estimated fair value of MSRs was $2.8 billion and $2.5 billion at September 30, 2005 and December 31, 2004.

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

Variable Interest Entities

At September 30, 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” were reflected in Available-for-sale (AFS) Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Capital Markets and Investment Banking. As of September 30, 2005 and December 31, 2004, the Corporation held $7.0 billion and $7.7 billion of assets in these entities while the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments was approximately $8.6 billion and $9.4 billion. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of September 30, 2005 and December 31, 2004, the amount of assets of these entities was $853 million and $560 million, and the Corporation’s maximum possible loss exposure was $215 million and $132 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at September 30, 2005 and December 31, 2004 were approximately $27.2 billion and $32.9 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $21 million and $33 million, and $92 million and $113 million for the three and nine months ended September 30, 2005 and 2004. At September 30, 2005 and December 31, 2004, the Corporation’s maximum loss exposure associated with these VIEs was approximately $24.1 billion and $25.0 billion, which is net of amounts syndicated.

Management does not believe losses resulting from its involvement with the entities discussed above will be material. See Notes 1 and 8 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005, for additional discussion of special purpose financing entities.

Note 9 - Goodwill and Other Intangibles

The following table presents allocated Goodwill at September 30, 2005 and December 31, 2004 for each business segment and All Other. The increase from December 31, 2004 was primarily due to the increase in goodwill related to the October 15, 2004 acquisition of National Processing, Inc. (NPC).

(Dollars in millions)	September 30 2005	December 31 2004
Global Consumer and Small Business Banking	$18,513	$18,453
Global Business and Financial Services	16,708	16,707
Global Capital Markets and Investment Banking	4,500	4,500
Global Wealth and Investment Management	5,338	5,338
All Other	239	264

Total	$45,298	$45,262

The gross carrying value and accumulated amortization related to core deposit intangibles and other intangibles at September 30, 2005 and December 31, 2004 are presented below:

	September 30, 2005		December 31, 2004
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit intangibles	$3,661	$1,752	$3,668	$1,354
Other intangibles	2,319	872	2,256	683

Total	$5,980	$2,624	$5,924	$2,037

As a result of the Merger, the Corporation recorded $2.2 billion of core deposit intangibles, $660 million of purchased credit card relationship intangibles and $409 million of other customer relationship intangibles. As of September 30, 2005, the weighted average amortization period for core deposit intangibles as well as other intangibles was approximately nine years. As a result of the acquisition of NPC, the Corporation allocated $479 million to other intangibles with a weighted average amortization period of approximately 10 years as of September 30, 2005.

Amortization expense on core deposit intangibles and other intangibles was $201 million and $200 million for the three months ended September 30, 2005 and 2004, and $613 and $455 million for the nine months ended September 30, 2005 and 2004. The increase for the nine months ended September 30, 2005 was primarily due to the Merger. The Corporation estimates that aggregate amortization expense will be approximately $195 million for the fourth quarter of 2005. In addition, the Corporation estimates that aggregate amortization expense will be $740 million, $593 million, $480 million, $379 million and $305 million for 2006, 2007, 2008, 2009 and 2010, respectively.

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $25.2 billion and $23.4 billion at September 30, 2005 and December 31, 2004. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at September 30, 2005 and December 31, 2004 was $447 million and $520 million. At September 30, 2005, the carrying amount included deferred revenue of $57 million and a reserve for unfunded lending commitments of $390 million. At December 31, 2004, the carrying amount included deferred revenue of $118 million and a reserve for unfunded lending commitments of $402 million.

Credit card lines acquired from FleetBoston were moved to a common reporting platform in the first quarter of 2005. The unfunded lending commitments for credit card lines for prior periods have been revised to conform to current period presentation.

(Dollars in millions)	September 30 2005	December 31 2004
Loan commitments (1)	$277,601	$245,042
Home equity lines of credit	73,291	60,128
Standby letters of credit and financial guarantees	42,253	42,850
Commercial letters of credit	5,847	5,653

Legally binding commitments	398,992	353,673
Credit card lines	184,572	165,694

Total	$583,564	$519,367

(1)	At September 30, 2005 and December 31, 2004, there were equity commitments of $1.6 billion and $2.0 billion, related to obligations to further fund Principal Investing equity investments.

Other Commitments

At September 30, 2005 and December 31, 2004, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $13.9 billion and $10.9 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $276 million and $205 million.

Pursuant to an agreement dated June 17, 2005, the Corporation committed to purchase approximately nine percent of the stock of China Construction Bank (CCB) for $3.0 billion. Under this agreement, the Corporation made an initial purchase of CCB shares for $2.5 billion in August 2005 and during CCB’s initial public offering in October 2005, made an additional purchase of $500 million. These shares are non-transferable until the third anniversary of the initial public offering. The Corporation also holds an option to increase its ownership interest in CCB to 19.9 percent over the next five years.

At September 30, 2005, the Corporation had whole mortgage loan purchase commitments of $3.0 billion, all of which will settle in the fourth quarter of 2005. At December 31, 2004, the Corporation had whole mortgage loan purchase commitments of $3.3 billion, all of which settled in the first quarter of 2005. At September 30, 2005 and December 31, 2004, the Corporation had no forward whole mortgage loan sale commitments.

In July 2005, the Corporation entered into an agreement for the committed purchase of retail automotive contracts over a five-year period, ending June 30, 2010. On July 27, 2005, the Corporation purchased $5 billion of such contracts and at September 30, 2005, the remaining commitment amount was $47 billion. Under the agreement the Corporation is committed to purchase up to $7 billion of such contracts for the period October 1, 2005 through June 30, 2006 and up to $10 billion in each of the agreement’s next four fiscal years.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans such as 401(k) plans, 457 plans, etc. At September 30, 2005 and December 31, 2004, the notional amount of these guarantees totaled $33.4 billion and $26.3 billion with estimated maturity dates between 2005 and 2035. As of September 30, 2005 and December 31, 2004, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. These guarantees have various maturities ranging from 2005 to 2016. At September 30, 2005 and December 31, 2004, the notional amount of these guarantees totaled $6.5 billion and $8.1 billion. At September 30, 2005 and December 31, 2004, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also has written put options on highly rated fixed income securities. Its obligation under these agreements is to buy back the assets at predetermined contractual yields in the event of a severe market disruption in the short-term funding market. These agreements have various maturities ranging from two to seven years, and the pre-determined yields are based on the quality of the assets and the structural elements pertaining to the market disruption. The notional amount of these put options was $2.5 billion at September 30, 2005 and $653 million at December 31, 2004. Due to the high quality of the assets and various structural protections, management believes that the probability of incurring a loss under these agreements is remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $2.1 billion at both September 30, 2005 and December 31, 2004. The estimated maturity dates of these obligations are between 2005 and 2033. The Corporation has made no material payments under these guarantees.

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the nine months ended September 30, 2005 and the year ended December 31, 2004, the Corporation processed $251.3 billion and $143.1 billion of transactions and recorded losses as a result of these chargebacks of $9 million and $6 million.

At September 30, 2005 and December 31, 2004, the Corporation held as collateral approximately $251 million and $203 million of merchant escrow deposits which the Corporation has the right to set off against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2005 and December 31, 2004, the maximum potential exposure totaled approximately $111.4 billion and $93.4 billion.

Within the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in their issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $1.1 billion and $1.2 billion at September 30, 2005 and December 31, 2004. Historically, any payments made under this indemnification have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Current Report on Form 8-K filed on July 12, 2005, the quarterly reports on Form 10-Q for the quarters ended June 30, 2005 and March 31, 2005, and the Current Reports on Form 8-K filed since December 31, 2004.

Adelphia

On August 29 and September 1, 2005, the U.S. District Court for the Southern District of New York denied defendants’ motions to dismiss for lack of standing individual actions brought by W.R. Huff Asset Management and the Division of Investment of the New Jersey Department of the Treasury.

On September 26, 2005, Leonard Tow, Citizens Communications Company and other plaintiffs brought separate actions in the U.S. District Court for the District of Connecticut against Bank of America, N.A. (BANA) and Banc of America Securities LLC (BAS). Plaintiffs allegedly acquired shares of common stock of Adelphia in October 1999 when Adelphia merged with Century Communications Corporation. The complaints purport to assert claims under common law for fraud and other claims, as well as statutory violations based on certain of the defendants’ lending and securities underwriting activities involving Adelphia.

On August 30, 2005, the U.S. Bankruptcy Court for the Southern District of New York granted the motions of the Adelphia Official Committee of Unsecured Creditors to join Adelphia as a co-plaintiff in complaints against approximately 400 financial institutions (including BANA, BAS, Fleet National Bank and Fleet Securities, Inc.). On the same date, that court granted the motion of the Adelphia Official Committee of Equity Security Holders to intervene in the action on behalf of Adelphia’s equity holders and pursue specified causes of action. The defendants’ motion to dismiss the complaints remains pending.

Data Treasury

The Corporation and BANA have been named as defendants in an action filed by Data Treasury Corporation in the U.S. District Court for the Eastern District of Texas. Plaintiff alleges that defendants have “provided, sold, installed, utilized, and assisted others to use and utilize image-based banking and archival solutions” in a manner that infringes plaintiff’s patents. Plaintiff seeks unspecified damages and injunctive relief against the alleged infringement.

Enron

On September 15, 2005, plaintiffs Public Employees’ Retirement System of Ohio and other Ohio retirement systems (collectively referred to as “Ohio Retirement Systems”) filed a motion in the U.S. District Court for the Southern District of Texas for leave to file an amended complaint against several parties, including the Corporation and BAS. The proposed amended complaint seeks recovery of losses in an unspecified amount resulting from Ohio Retirement Systems’ purchase of securities issued by Enron and Enron-affiliated companies.

On October 14, 2005, a law firm filed a motion with the U.S. District Court for the Southern District of Texas for leave to file 35 separate actions on behalf of more than 1,000 individual plaintiffs in Harris County (Texas) District Court. The proposed actions name several defendants, including the Corporation, BAS and BANA, and seek recovery of losses in an unspecified amount resulting from plaintiffs’ purchases of Enron common stock.

On October 18, 2005, the U.S. District Court for the Southern District of Texas issued an order granting final approval to the Bank of America settlement in the Newby class action.

Interchange Litigation

The Corporation and certain of its subsidiaries are defendants in putative class actions that the Judicial Panel on Multidistrict Litigation has recently transferred for coordinated or consolidated pre-trial proceedings to the U.S. District Court for the Eastern District of New York, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation. Other defendants include other financial institutions and, among others, Visa U.S.A., Inc. and MasterCard, Inc. Plaintiffs seek certification of a class of retail merchants and allege, among other claims, that defendants conspired to fix the level of interchange and merchant discount fees and that certain practices that prohibit merchants from charging cardholders for fees the merchant pays to the credit card companies violate the federal antitrust laws. Plaintiffs seek unspecified damages.

IPO Securities Litigation

On June 30, 2005, the Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the district court’s October 13, 2004 order granting plaintiffs’ motion for class certification.

In a separate class action in which Robertson Stephens is named as a defendant entitled In re Initial Public Offering Antitrust Litigation, plaintiffs assert that the same allegations that have been made in the In re Initial Public Offering Securities Litigation also give rise to violations of the federal antitrust laws, as well as various state antitrust provisions. On September 28, 2005, the Court of Appeals for the Second Circuit reversed the district court’s November 2003 dismissal of the antitrust class action, remanding the case to the district court for further proceedings.

Mutual Fund Operations

On August 25, 2005, the U.S. District Court for the District of Maryland dismissed the state law claims and derivative claims filed by Janus shareholders against the Corporation and certain of its subsidiaries. The claims under Section 10(b) of the Securities Exchange Act of 1934 were not dismissed.

The Corporation and its named subsidiaries have agreed in principle to settle the direct and derivative claims brought on behalf of the Nations Funds shareholders and the ERISA claims brought on behalf of Bank of America Corporation’s 401(k) plan participants. Among other contingencies, the settlement contemplated by this agreement in principle is contingent upon a minimum threshold amount being received by the Nations Fund shareholders and/or the Nations Funds mutual funds from the previously established regulatory settlement fund. The settlement is subject to court approval. If the settlement is approved, the Corporation and its named subsidiaries would pay settlement administration costs and fees to plaintiffs’ counsel as approved by the court.

Parmalat Finanziaria S.p.A.

On September 28, 2005, the Court of Milan, Italy began the trial in the market manipulation charges against the Corporation’s three former employees, Antonio Luzi, Luis Moncada, and Luca Sala. That court set a next hearing date for December 2, 2005. BANA has received filings from numerous potential parties claiming damages as a result of the alleged criminal violations.

On August 22, 2005, the plaintiffs in the Southern Alaska Carpenters Fund case filed their second amended complaint. The Corporation, BANA and Banc of America Securities Limited (BASL) filed their motion to dismiss the second amended complaint on September 23, 2005. That motion remains pending.

On August 5, 2005, the U.S. District Court for the Southern District of New York granted the Corporation’s motion to dismiss the Bondi complaint in part, dismissing ten of the twelve counts. That court granted the plaintiff the right to amend its complaint on two of the dismissed counts. Plaintiff filed its first amended complaint on September 9, 2005 and the Corporation, BANA, BASL, BAS and Bank of America International Limited (collectively, the Defendants) filed their motion to dismiss the first amended complaint on September 23, 2005. That motion remains pending.

Pension Plan Matters

On August 3, 2005, plaintiffs in the Pothier case filed a motion for partial summary judgment of the second amended complaint. The court has denied plaintiffs’ motion without prejudice to plaintiffs’ refiling it at the close of discovery. On September 7, 2005, plaintiffs filed a third amended complaint that changed the name of the case to William L. Pender, et al. v. Bank of America Corporation, et al. The third amended complaint voluntarily dismissed five of the seven named plaintiffs, certain defendants and various claims asserted in the prior complaints, including all claims involving pension plans other than the Bank of America Pension Plan (formerly known as the NationsBank Cash Balance Plan) and the Bank of America 401(k) Plan (formerly known as the NationsBank 401(k) Plan). On September 26, 2005, defendants moved to dismiss the third amended complaint. That motion is pending. The court entered a pretrial order and case management plan on August 31, 2005, which set the case for trial in September 2006.

In the Richards case, defendants’ motion to dismiss and plaintiffs’ motion for class certification are pending before the court.

Refco

In October 2005, BAS was named as a defendant in several federal class action and derivative lawsuits filed in the U.S. District Court for the Southern District of New York relating to Refco Inc. The lawsuits variously name as other defendants Refco’s outside auditors, certain officers and directors of Refco, other financial services companies, and other individuals and companies. The actions allege that BAS (and other underwriters) violated federal securities laws and state laws in connection with the sale of Refco securities, including in the Refco initial public offering in August 2005. The complaints seek unspecified damages.

WorldCom

On August 5, 2005, the Corporation and BAS agreed to pay approximately $7.7 million to settle an individual action brought by, among others, the New York City Employees’ Retirement System (NYCERS) seeking recovery of losses allegedly resulting from NYCERS’ purchase of WorldCom securities. The settlement was funded August 16, 2005.

On September 21, 2005, the U.S. District Court for the Southern District of New York granted final approval to the class settlement between the lead plaintiff and defendants BAS and Fleet Securities, Inc. in the action entitled In re WorldCom, Inc. Securities Litigation. The settlement was funded on September 28, 2005.

On October 25, 2005, the Corporation and BAS agreed to pay approximately $78 million to settle individual actions brought by 68 plaintiffs seeking recovery of losses allegedly resulting from plaintiffs’ purchase of WorldCom securities. The settlement was funded on October 27, 2005.

Note 11 - Shareholders’ Equity and Earnings Per Common Share

The following table presents share repurchase activity for the three and nine months ended September 30, 2005 and 2004, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price	Remaining Buyback Authority under Announced Programs (2)
			Dollars	Shares
Three months ended March 31, 2005	43,214	$46.05	$14,688	237,411
Three months ended June 30, 2005	40,300	45.38	12,859	197,111

July 1-31	750	44.75	11,832	196,361
August 1-31	4,900	43.45	11,619	191,461
September 1-30	5,023	42.98	11,403	186,438

Three months ended September 30, 2005	10,673	43.32

Nine months ended September 30, 2005	94,187	45.45

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price	Remaining Buyback Authority under Announced Programs (4)
			Dollars	Shares
Three months ended March 31, 2004	24,306	$40.03	$12,378	204,178
Three months ended June 30, 2004	49,060	41.07	7,978	155,118

July 1-31	5,810	42.39	7,732	149,308
August 1-31	14,720	43.12	7,097	134,588
September 1-30	19,900	44.23	6,217	114,688

Three months ended September 30, 2004	40,430	43.56

Nine months ended September 30, 2004	113,796	41.74

(1)	Reduced Shareholders' Equity by $4.3 billion, and increased diluted earnings per common share by $0.04 for the nine months ended September 30, 2005. These repurchases were partially offset by the issuance of approximately 61 million shares of common stock under employee plans, which increased Shareholders' Equity by $2.4 billion, net of $211 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the nine months ended September 30, 2005.

(2)	On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of the Corporation's common stock at an aggregate cost not to exceed $9.0 billion and to be completed within a period of 18 months. This repurchase plan was completed during the third quarter of 2005. On March 22, 2005, the Board authorized an additional stock repurchase program of up to 200 million shares of the Corporation's common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months.

(3)	Reduced Shareholders' Equity by $4.7 billion and increased diluted earnings per common share by $0.03 for the nine months ended September 30, 2004. These repurchases were partially offset by the issuance of approximately 90 million shares of common stock under employee plans, which increased Shareholders' Equity by $2.9 billion, net of $172 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the nine months ended September 30, 2004.

(4)	On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of the Corporation's common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004. Also refer to the Board authorized stock repurchase program dated January 28, 2004, as discussed in footnote (2) above.

The Corporation will continue to repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase programs. In light of the Corporation’s announced merger with MBNA, the Corporation’s ability to repurchase shares of common stock is limited by SEC rules and regulations. The Corporation expects to continue to repurchase a number of shares of common stock at least equal to any shares issued under the Corporation’s employee stock plans.

The following table presents the changes in Accumulated OCI for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30
	2005			2004
(Dollars in millions)	Pre-tax Amount	Income Tax Expense (Benefit)	After- tax Amount	Pre-tax Amount	Income Tax Expense (Benefit)	After-tax Amount
Balance, January 1	$(4,064)	$(1,477)	$(2,587)	$(3,242)	$(1,094)	$(2,148)
Net unrealized gains (losses)(1)	(5,195)	(1,958)	(3,237)	1,417	622	795
Less: Net realized gains and amortization recorded to net income	1,072	387	685	2,346	1,030	1,316

Balance, September 30	$(10,331)	$(3,822)	$(6,509)	$(4,171)	$(1,502)	$(2,669)

(1)	Net unrealized gains (losses) include the valuation changes of AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives, and other.

The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004 is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2005	2004	2005	2004
Earnings per common share
Net income	$4,127	$3,764	$13,118	$10,294
Preferred stock dividends	(5)	(5)	(14)	(11)

Net income available to common shareholders	$4,122	$3,759	$13,104	$10,283

Average common shares issued and outstanding	4,000,573	4,052,304	4,012,924	3,666,298

Earnings per common share	$1.03	$0.93	$3.27	$2.80

Diluted earnings per common share
Net income available to common shareholders	$4,122	$3,759	$13,104	$10,283
Convertible preferred stock dividends	—	—	—	2

Net income available to common shareholders and assumed conversions	$4,122	$3,759	$13,104	$10,285

Average common shares issued and outstanding	4,000,573	4,052,304	4,012,924	3,666,298
Dilutive potential common shares(1, 2)	54,086	69,071	60,067	62,822

Total diluted average common shares issued and outstanding	4,054,659	4,121,375	4,072,991	3,729,120

Diluted earnings per common share	$1.02	$0.91	$3.22	$2.76

(1)	For the three and nine months ended September 30, 2005, average options to purchase 45 million and 38 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2004, average options to purchase 72 million and 60 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units, restricted stock shares and stock options.

Effective for the third quarter dividend, the Board increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per common share. The cash dividend was paid on September 23, 2005 to common shareholders of record on September 2, 2005. In October 2005, the Board declared a fourth quarter dividend which will be payable December 23, 2005 to common shareholders of record on December 2, 2005.

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

As a result of the Merger, the Corporation assumed the obligations related to the plans of former FleetBoston. These plans are substantially similar to the legacy Bank of America plans discussed in Note 15 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005. However, the FleetBoston Financial Pension Plan does not allow participants to select various earnings measures; rather the earnings rate is based on a benchmark rate. The tables within this Note include the information related to these plans beginning on April 1, 2004.

Net periodic benefit cost of the Corporation’s plans for the three months ended September 30, 2005 and 2004 included the following components:

	Three Months Ended September 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$42	$68	$1	$7	$3	$2
Interest cost	154	164	14	16	21	19
Expected return on plan assets	(241)	(241)	—	—	(4)	(4)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost	11	14	(2)	1	—	—
Recognized net actuarial loss	60	23	9	4	26	12

Net periodic benefit cost	$26	$28	$22	$28	$54	$37

Net periodic benefit cost of the Corporation’s plans for the nine months ended September 30, 2005 and 2004 included the following components:

	Nine Months Ended September 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$196	$189	$8	$20	$8	$7
Interest cost	482	460	45	45	59	57
Expected return on plan assets	(737)	(675)	—	—	(11)	(12)
Amortization of transition obligation	—	—	—	—	24	24
Amortization of prior service cost	34	41	(5)	2	—	—
Recognized net actuarial loss	135	69	18	11	60	55
Recognized loss due to settlements and curtailments	—	—	9	—	—	—

Net periodic benefit cost	$110	$84	$75	$78	$140	$131

The Corporation previously disclosed that its best estimate of its contributions to be made to the Qualified Pension Plans, Nonqualified Pension Plans, and the Postretirement Health and Life Plans in 2005 is $0, $114 million and $37 million, respectively. For the nine months ended September 30, 2005, the Corporation had contributed $0, $102 million and $28 million, respectively, to these plans.

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

Global Consumer and Small Business Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. Global Business and Financial Services serves domestic and international business clients providing financial services, specialized industry expertise and local delivery through a global team of client managers and a variety of businesses. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Global Capital Markets and Investment Banking provides capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for the Corporation’s clients as well as traditional bank deposit and loan products, treasury management and payment services to large corporations and institutional clients. Global Wealth and Investment Management offers investment services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients as well as affluent and high-net-worth individuals.

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

Total Revenue includes Net Interest Income on a fully taxable-equivalent (FTE) basis and Noninterest Income. The adjustment of Net Interest Income to a FTE basis results in a corresponding increase in Income Tax Expense. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income of the business segments also includes an allocation of Net Interest Income generated by the Corporation’s ALM process.

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

The following tables present Total Revenue on a FTE basis and Net Income for the three and nine months ended September 30, 2005 and 2004 for each business segment, as well as All Other.

Business Segments
For the three months ended September 30
	Total Corporation		Global Consumer and Small Business Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$7,973	$7,836	$4,270	$4,346
Noninterest income	6,834	4,922	3,132	2,232

Total revenue	14,807	12,758	7,402	6,578
Provision for credit losses	1,159	650	1,107	1,012
Gains on sales of debt securities	29	732	—	117
Amortization of intangibles	201	200	137	131
Other noninterest expense	7,084	6,821	3,191	3,186

Income before income taxes	6,392	5,819	2,967	2,366
Income tax expense	2,265	2,055	1,083	863

Net income	$4,127	$3,764	$1,884	$1,503

Average total assets	$1,294,745	$1,096,683	$330,807	$344,311

	Global Business and Financial Services (1)		Global Capital Markets and Investment Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$1,959	$1,780	$772	$952
Noninterest income	895	739	1,551	1,114

Total revenue	2,854	2,519	2,323	2,066
Provision for credit losses	79	(236)	(69)	(152)
Gains on sales of debt securities	12	—	4	1
Amortization of intangibles	32	35	12	13
Other noninterest expense	1,019	887	1,702	1,495

Income before income taxes	1,736	1,833	682	711
Income tax expense	634	643	248	240

Net income	$1,102	$1,190	$434	$471

Average total assets	$225,796	$204,304	$422,920	$313,473

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$926	$757	$46	$1
Noninterest income	909	848	347	(11)

Total revenue	1,835	1,605	393	(10)
Provision for credit losses	1	(18)	41	44
Gains on sales of debt securities	—	—	13	614
Amortization of intangibles	19	19	1	2
Other noninterest expense	896	854	276	399

Income before income taxes	919	750	88	159
Income tax expense (benefit)	336	274	(36)	35

Net income	$583	$476	$124	$124

Average total assets	$125,687	$97,677	$189,535	$136,918

Business Segments

For the nine months ended September 30
	Total Corporation		Global Consumer and Small Business Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$23,886	$21,557	$12,679	$11,610
Noninterest income	19,348	14,119	8,768	6,425

Total revenue	43,234	35,676	21,447	18,035
Provision for credit losses	2,614	2,063	2,972	2,088
Gains (losses) on sales of debt securities	1,013	2,022	(1)	116
Amortization of intangibles	613	455	419	298
Other noninterest expense	20,748	19,224	9,630	8,884

Income before income taxes	20,272	15,956	8,425	6,881
Income tax expense	7,154	5,662	3,031	2,520

Net income	$13,118	$10,294	$5,394	$4,361

Average total assets	$1,258,050	$1,008,434	$330,492	$307,821

	Global Business and Financial Services (1)		Global Capital Markets and Investment Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$5,761	$4,673	$2,571	$3,101
Noninterest income	2,499	1,860	4,492	3,751

Total revenue	8,260	6,533	7,063	6,852
Provision for credit losses	(154)	(156)	(236)	(247)
Gains (losses) on sales of debt securities	83	—	85	(11)
Amortization of intangibles	99	78	35	31
Other noninterest expense	2,973	2,503	4,840	5,026

Income before income taxes	5,425	4,108	2,509	2,031
Income tax expense	1,998	1,479	896	696

Net income	$3,427	$2,629	$1,613	$1,335

Average total assets	$218,799	$176,866	$407,569	$310,989

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$2,777	$2,034	$98	$139
Noninterest income	2,688	2,218	901	(135)

Total revenue	5,465	4,252	999	4
Provision for credit losses	(6)	(16)	38	394
Gains on sales of debt securities	—	—	846	1,917
Amortization of intangibles	56	43	4	5
Other noninterest expense	2,678	2,459	627	352

Income before income taxes	2,737	1,766	1,176	1,170
Income tax expense	985	644	244	323

Net income	$1,752	$1,122	$932	$847

Average total assets	$125,992	$84,907	$175,198	$127,851

(1)	There were no material intersegment revenues among the segments.

The following table presents reconciliations of the four business segments’ Total Revenue on a FTE basis and Net Income to Consolidated Statement of Income totals. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Segments’ revenue	$14,414	$12,768	$42,235	$35,672
Adjustments:
Revenue associated with unassigned capital	116	62	286	265
ALM activities	(51)	(30)	208	(52)
Equity investments	516	118	996	105
Liquidating businesses	48	64	151	224
FTE basis adjustment	(200)	(171)	(590)	(510)
Other	(236)	(224)	(642)	(538)

Consolidated revenue	$14,607	$12,587	$42,644	$35,166

Segments’ net income	$4,003	$3,640	$12,186	$9,447
Adjustments, net of taxes:
Earnings associated with unassigned capital	77	41	191	177
ALM activities (1)	(68)	304	553	1,050
Equity investments	309	50	574	8
Liquidating businesses	27	29	69	54
Merger and restructuring charges	(80)	(147)	(235)	(230)
Other	(141)	(153)	(220)	(212)

Consolidated net income	$4,127	$3,764	$13,118	$10,294

(1)	Includes pre-tax Gains on Sales of Debt Securities of $12 million and $614 million for the three months ended September 30, 2005 and 2004, and $845 million and $1,911 million for the nine months ended September 30, 2005 and 2004.

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

At September 30, 2005, we had $1.3 trillion in assets and approximately 177,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

On June 30, 2005, we announced a definitive agreement to acquire all outstanding shares of MBNA Corporation (MBNA), a leading provider of credit card and payment products, for approximately $35.0 billion in stock (85 percent) and cash (15 percent). Under the terms of the agreement, MBNA stockholders will receive 0.5009 of a share of our common stock plus $4.125 for each MBNA share of common stock. The transaction is expected to be effective January 1, 2006, subject to certain regulatory approval. On November 3, 2005, MBNA shareholders voted for approval of the merger of the Corporation and MBNA (the MBNA Merger).

On June 17, 2005, we announced a definitive agreement to purchase approximately nine percent of the stock of China Construction Bank (CCB) for $3.0 billion. Under this agreement, we made an initial purchase of CCB shares for $2.5 billion in August 2005 and an additional purchase of $500 million in October 2005, during CCB’s initial public offering. These shares are non-transferable until the third anniversary of the initial public offering. We also hold an option that allows us to increase our interest in CCB to 19.9 percent over the next five years. CCB is the second largest commercial bank in China based on total assets.

Effective for the third quarter dividend, our Board of Directors (the Board) increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per common share. The cash dividend was paid on September 23, 2005 to common shareholders of record on September 2, 2005. In October 2005, the Board declared a fourth quarter dividend which will be payable on December 23, 2005 to common shareholders of record on December 2, 2005.

On October 15, 2004, we acquired 100 percent of National Processing, Inc. (NPC), for $1.4 billion in cash, creating the second largest merchant processor in the United States.

On April 1, 2004, we completed our merger with FleetBoston Financial Corporation (FleetBoston) (the Merger). The Merger was accounted for under the purchase method of accounting. Accordingly, results for the three months and nine months ended September 30, 2004 include three and six months of combined company results.

Performance Overview

Net Income totaled $4.1 billion, or $1.02 per diluted common share and $13.1 billion, or $3.22 per diluted common share, for the three and nine months ended September 30, 2005, increases of 10 percent and 12 percent, and 27 percent and 17 percent, respectively, from $3.8 billion, or $0.91 per diluted common share and $10.3 billion, or $2.76 per diluted common share, for the three and nine months ended September 30, 2004.

Business Segment Total Revenue and Net Income

	Three Months Ended September 30				Nine Months Ended September 30
	2005	2004	2005	2004	2005	2004	2005	2004
(Dollars in millions)	Total Revenue		Net Income		Total Revenue		Net Income
Global Consumer and Small Business Banking	$7,402	$6,578	$1,884	$1,503	$21,447	$18,035	$5,394	$4,361
Global Business and Financial Services	2,854	2,519	1,102	1,190	8,260	6,533	3,427	2,629
Global Capital Markets and Investment Banking	2,323	2,066	434	471	7,063	6,852	1,613	1,335
Global Wealth and Investment Management	1,835	1,605	583	476	5,465	4,252	1,752	1,122
All Other	393	(10)	124	124	999	4	932	847

Total FTE basis (1)	14,807	12,758	4,127	3,764	43,234	35,676	13,118	10,294
FTE adjustment (1)	(200)	(171)	—	—	(590)	(510)	—	—

Total	$14,607	$12,587	$4,127	$3,764	$42,644	$35,166	$13,118	$10,294

(1)	Total revenue for the segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 38.

Global Consumer and Small Business Banking

Net Income increased $381 million, or 25 percent, to $1.9 billion for the three months ended September 30, 2005, compared to the same period in 2004. Driving the increase was higher Noninterest Income resulting from increases in Mortgage Banking Income, Card Income and Service Charges, partially offset by an increase in Provision for Credit Losses and a decrease in Net Interest Income.

Net Income increased $1.0 billion, or 24 percent, to $5.4 billion for the nine months ended September 30, 2005, compared to the same period in 2004. Driving the increase was the addition of the FleetBoston portfolio, which contributed to increases in Net Interest Income, Card Income, Service Charges and Mortgage Banking Income. Partially offsetting these increases was higher Noninterest Expense and Provision for Credit Losses. For more information on Global Consumer and Small Business Banking, see page 44.

Global Business and Financial Services

Net Income decreased $88 million, or seven percent, to $1.1 billion for the three months ended September 30, 2005, compared to the same period in 2004. Net Interest Income increased as Average Loans and Leases and Average Deposits increased which was more than offset by higher Provision for Credit Losses and Noninterest Expense.

Net Income increased $798 million, or 30 percent, to $3.4 billion for the nine months ended September 30, 2005, compared to the same period in 2004. The increase was primarily due to higher Net Interest Income as Average Loans and Leases and Average Deposits increased. Also impacting the nine-month period was the addition of FleetBoston earning assets. Offsetting the increase in Net Interest Income was an increase in Noninterest Expense. For more information on Global Business and Financial Services, see page 52.

Global Capital Markets and Investment Banking

Net Income decreased $37 million, or eight percent, to $434 million for the three months ended September 30, 2005, compared to the same period in 2004. Increases in trading-related revenues and Investment Banking Income were more than offset by higher Noninterest Expense and Provision for Credit Losses.

Net Income increased $278 million, or 21 percent, to $1.6 billion for the nine months ended September 30, 2005, compared to the same period in 2004. The increase was driven by lower Noninterest Expense, higher trading-related revenues and increased Equity Investment Gains. The increase was offset by decreases in Service Charges and Investment Banking Income. For more information on Global Capital Markets and Investment Banking, see page 55.

Global Wealth and Investment Management

Net Income increased $107 million, or 22 percent, to $583 million for the three months ended September 30, 2005, compared to the same period in 2004. Driving the increase was higher Net Interest Income due to increases in loans and deposits. Also contributing to the increase in Net Income was higher Equity Investment Gains and Investment and Brokerage Services. Partially offsetting these increases was an increase in Noninterest Expense.

Net Income increased $630 million, or 56 percent, to $1.8 billion for the nine months ended September 30, 2005, compared to the same period in 2004. The increase was due to higher Net Interest Income as we experienced increases in loans and deposits, the addition of FleetBoston earning assets to the portfolio, and higher Investment and Brokerage Services Income. Partially offsetting these increases were higher Personnel expenses related primarily to the addition of FleetBoston. Total assets under management increased slightly at September 30, 2005 compared to December 31, 2004. For more information on Global Wealth and Investment Management, see page 58.

All Other

Net Income was flat at $124 million, and increased $85 million, or 10 percent, to $932 million for the three and nine months ended September 30, 2005, compared to the same periods in 2004. Equity Investment Gains were $564 million and $182 million for the three months ended September 30, 2005 and 2004, and $1.2 billion and $348 million for the nine months ended September 30, 2005 and 2004. For the three and nine months ended September 30, 2005, Gains on Sales of Debt Securities were $13 million and $614 million compared to $846 million and $1.9 billion for the same periods in 2004. For more information on All Other, see page 60.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $137 million to $8.0 billion and $2.3 billion to $23.9 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The primary driver of the nine month increase was the Merger. In addition, these increases were driven by organic growth in consumer (primarily credit card and home equity) and commercial loan levels, higher domestic deposit levels and a larger asset-liability management (ALM) portfolio (primarily securities). Partially offsetting these increases were the negative impact of spread compression due to the flattening of the yield curve, a lower trading-related contribution and reductions in loan balances from corporate, foreign and exited businesses. The net interest yield on a FTE basis declined 50 basis points (bps) to 2.80 percent and 39 bps to 2.90 percent for the three and nine months ended September 30, 2005. This was primarily due to the negative impact of an increase in lower-yielding trading-related balances and spread compression as a result of flattening of the yield curve, which was partially offset by growth in core deposit and consumer loan levels. For more information on Net Interest Income on a FTE basis, see Tables 5 and 6 on pages 41 through 43.

Noninterest Income

Noninterest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Service charges	$2,080	$1,899	$5,777	$5,098
Investment and brokerage services	1,060	972	3,122	2,606
Mortgage banking income (loss)	180	(250)	590	258
Investment banking income	522	438	1,319	1,389
Equity investment gains	668	220	1,559	437
Card income	1,520	1,258	4,246	3,212
Trading account profits	514	184	1,559	600
Other income	290	201	1,176	519

Total noninterest income	$6,834	$4,922	$19,348	$14,119

Noninterest Income increased $1.9 billion to $6.8 billion for the three months ended September 30, 2005 compared to the same period in 2004, due primarily to the following:

•	Service Charges grew $181 million driven by a growing number of new consumer and commercial accounts.

•	Mortgage Banking Income increased $430 million primarily due to lower Mortgage Servicing Rights (MSRs) impairment charges of $372 million.

•	Equity Investment Gains increased $448 million due to a $379 million increase in Principal Investing, which was a result of increasing liquidity in the private equity markets.

•	Card Income increased $262 million due to higher merchant discount fees, cash advance fees, late fees and overlimit fees driven by the impact of the NPC acquisition, debit and credit card purchase volumes, and increases in average managed credit card outstandings.

•	Trading Account Profits increased $330 million due to strengthening of the credit markets and increased trading volumes.

Noninterest Income increased $5.2 billion to $19.3 billion for the nine months ended September 30, 2005 compared to the same period in 2004, due primarily to the following:

•	Service Charges grew $679 million driven by the addition of FleetBoston customers and organic account growth.

•	Investment and Brokerage Services increased $516 million due to the addition of the FleetBoston business.

•	Mortgage Banking Income increased $332 million due to lower MSR impairment charges of $390 million partially offset by lower production income.

•	Equity Investment Gains increased $1.1 billion due to a $876 million increase in Principal Investing, which was a result of increasing liquidity in the private equity markets.

•	Card Income increased $1.0 billion due to the addition of FleetBoston customers, increased merchant discount fees and interchange income driven by the acquisition of NPC, as well as growth in debit and credit card purchase volumes.

•	Trading Account Profits increased $959 million due to increased customer activity driven largely from our strategic initiative to expand business capabilities and opportunities, and the absence of a writedown of the Excess Spread Certificates (the Certificates) that occurred in the prior year.

•	Other Income increased $657 million driven primarily by the addition of FleetBoston and $279 million in whole mortgage loan sale gains.

Provision for Credit Losses

The Provision for Credit Losses increased $509 million to $1.2 billion and $551 million to $2.6 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004.

The consumer provision increased $215 million to $1.1 billion, and $914 million to $3.1 billion for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily driven by higher net charge-offs of $206 million and $700 million for the three and nine months ended September 30, 2005, of which $186 million and $672 million of the respective increases were credit card net charge-offs. The establishment in the second quarter of a $210 million Allowance for Loan and Lease Losses related to estimated 2006 net charge-offs from additional changes that will be made to credit card minimum payment requirements later this year also drove the provision increase for the nine-month period.

The commercial provision increased $197 million from negative $223 million to negative $26 million during the third quarter of 2005 compared to the same quarter of 2004, as the rate of improvement in commercial credit quality slowed. Commercial net charge-offs increased $220 million from the third quarter of 2004, of which $209 million related to the domestic airline industry which had been provided for previously. For the nine months ended September 30, 2005, commercial Provision for Credit Losses decreased $125 million to negative $248 million compared to negative $123 million in the same period of 2004 as a result of continued improvement in credit quality driven by reduced exposures and an improved risk profile in Latin America as well as a decrease in commercial net charge-offs.

The Provision for Credit Losses for the three and nine months ended September 30, 2005, also included a $50 million addition to the general portion of the Allowance for Loan and Lease Losses for estimated losses related to Hurricane Katrina. The nine month period ended September 30, 2005 included a $250 million reduction in the general portion of the Allowance for Loan and Lease Losses due to reduced uncertainties resulting from the completion of FleetBoston credit-related integration activities. For more information on credit quality, see Credit Risk Management beginning on page 67.

Gains on Sales of Debt Securities

Gains on Sales of Debt Securities for the three and nine months ended September 30, 2005 were $29 million and $1.0 billion compared to $732 million and $2.0 billion for the same periods in 2004, primarily as a result of ALM activity to manage mortgage prepayment and interest rate risk. For more information on Gains on Sales of Debt Securities, see Market Risk Management beginning on page 85.

Noninterest Expense

Noninterest Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Personnel	$3,837	$3,534	$11,209	$9,915
Occupancy	638	622	1,889	1,731
Equipment	300	309	894	888
Marketing	307	364	990	1,012
Professional fees	254	207	647	561
Amortization of intangibles	201	200	613	455
Data processing	361	341	1,093	958
Telecommunications	206	180	608	514
Other general operating	1,061	1,043	3,065	3,299
Merger and restructuring charges	120	221	353	346

Total noninterest expense	$7,285	$7,021	$21,361	$19,679

Noninterest Expense increased $264 million to $7.3 billion for the three months ended September 30, 2005 compared to the same period in 2004, primarily due to increases in incentive compensation.

Noninterest Expense increased $1.7 billion to $21.4 billion for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to the addition of FleetBoston and the item noted for the three month period above.

Income Tax Expense

For the three months ended September 30, 2005, Income Tax Expense was $2.1 billion, reflecting an effective tax rate of 33.4 percent, compared to $1.9 billion and 33.4 percent during the same period in 2004. Income Tax Expense was $6.6 billion, reflecting an effective tax rate of 33.4 percent, for the nine months ended September 30, 2005 compared to $5.2 billion and 33.4 percent for the nine months ended September 30, 2004. Due to a tax benefit in the range of $70 million to $90 million related to the special one-time deduction associated with the repatriation of certain foreign earnings under the American Jobs Creation Act of 2004, we expect the effective tax rate to be approximately 33 percent for the full year ending December 31, 2005.

Assets

Average Loans and Leases primarily reflected organic growth for the three and nine months ended September 30, 2005 with an increase of $36.4 billion, or seven percent, and $70.1 billion, or 15 percent, from the same periods in 2004. Average Securities increased $56.4 billion, or 33 percent, and $76.2 billion, or 53 percent, from the three and nine months ended September 30, 2004, as a result of repositioning our ALM portfolio and investing excess cash from deposit growth. Additionally, for the three and nine months ended September 30, 2005 compared to the same periods in 2004, average trading-related assets increased $43.8 billion, or 45 percent, and $28.9 billion, or 28 percent, as we expanded our trading book to accommodate the needs of our clients. For the nine months ended September 30, 2005, the increase was also due to the addition of FleetBoston. For more information, see Tables 5 and 6 on pages 41 through 43.

Liabilities and Shareholders’ Equity

Average core deposits increased $39.5 billion, or seven percent, and $89.1 billion, or 19 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005, the primary increase was attributable to organic growth which resulted from our continued improvements in customer satisfaction, new product offerings and our account growth efforts. For the nine months ended September 30, 2005, the increase was due to organic growth and also the addition of FleetBoston. At September 30, 2005, our Tier 1 Capital ratio was 8.21 percent, compared to 8.10 percent at December 31, 2004. For more information, see Tables 5 and 6 on pages 41 through 43, and Capital Management beginning on page 66.

Table 1

Selected Quarterly Financial Data

(Dollars in millions, except per share information)	2005 Quarters			2004 Quarters
	Third	Second	First	Fourth	Third
Income statement
Net interest income	$7,773	$7,650	$7,873	$7,747	$7,665
Noninterest income	6,834	6,365	6,149	5,966	4,922
Total revenue	14,607	14,015	14,022	13,713	12,587
Provision for credit losses	1,159	875	580	706	650
Gains on sales of debt securities	29	325	659	101	732
Noninterest expense	7,285	7,019	7,057	7,333	7,021
Income before income taxes	6,192	6,446	7,044	5,775	5,648
Income tax expense	2,065	2,150	2,349	1,926	1,884
Net income	4,127	4,296	4,695	3,849	3,764
Average common shares issued and outstanding (in thousands)	4,000,573	4,005,356	4,032,550	4,032,979	4,052,304
Average diluted common shares issued and outstanding (in thousands)	4,054,659	4,065,355	4,099,062	4,106,040	4,121,375

Performance ratios
Return on average assets	1.26%	1.35%	1.59%	1.33%	1.37%
Return on average common shareholders’ equity	16.33	17.54	19.30	15.63	15.56
Tangible equity ratio (1)	4.37	4.32	4.25	4.76	4.84
Total equity to total assets (period end)	8.09	8.07	8.13	8.97	9.14
Total average equity to total average assets	7.76	7.70	8.23	8.51	8.79
Dividend payout	48.96	42.17	39.02	47.45	48.75

Per common share data
Earnings	$1.03	$1.07	$1.16	$0.95	$0.93
Diluted earnings	1.02	1.06	1.14	0.94	0.91
Dividends paid	0.50	0.45	0.45	0.45	0.45
Book value	25.16	24.96	24.35	24.56	24.14

Average balance sheet
Total loans and leases	$539,487	$520,424	$524,944	$515,463	$503,078
Total assets	1,294,745	1,277,489	1,200,883	1,152,551	1,096,683
Total deposits	632,771	640,593	627,419	609,936	587,878
Long-term debt	99,576	97,360	97,126	99,588	98,361
Common shareholders’ equity	100,183	98,145	98,542	97,828	96,120
Total shareholders’ equity	100,454	98,417	98,814	98,100	96,392

Capital ratios
Risk-based capital:
Tier 1	8.21%	8.06%	8.20%	8.10%	8.08%
Total	11.12	11.12	11.46	11.63	11.71
Leverage	5.85	5.59	5.82	5.82	5.92

Market price per share of common stock
Closing	$42.10	$45.61	$44.10	$46.99	$43.33
High closing	45.98	47.08	47.08	47.44	44.98
Low closing	41.60	44.01	43.66	43.62	41.81

(1)	Tangible equity ratio equals shareholders' equity less goodwill, core deposit intangibles and other intangibles divided by total assets less goodwill, core deposit intangibles and other intangibles.

Table 2 Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2005	2004
Income statement
Net interest income	$23,296	$21,047
Noninterest income	19,348	14,119
Total revenue	42,644	35,166
Provision for credit losses	2,614	2,063
Gains on sales of debt securities	1,013	2,022
Noninterest expense	21,361	19,679
Income before income taxes	19,682	15,446
Income tax expense	6,564	5,152
Net income	13,118	10,294
Average common shares issued and outstanding (in thousands)	4,012,924	3,666,298
Average diluted common shares issued and outstanding (in thousands)	4,072,991	3,729,120

Performance ratios
Return on average assets	1.39%	1.36%
Return on average common shareholders’ equity	17.70	17.32
Tangible equity ratio (1)	4.37	4.84
Total equity to total assets (period end)	8.09	9.14
Total average equity to total average assets	7.89	7.88
Dividend payout	43.18	45.01

Per common share data
Earnings	$3.27	$2.80
Diluted earnings	3.22	2.76
Dividends paid	1.40	1.25
Book value	25.16	24.14

Average balance sheet
Total loans and leases	$528,339	$458,268
Total assets	1,258,050	1,008,434
Total deposits	633,614	531,958
Long-term debt	98,030	91,229
Common shareholders’ equity	98,963	79,293
Total shareholders’ equity	99,234	79,510

Capital ratios
Risk-based capital:
Tier 1	8.21%	8.08%
Total	11.12	11.71
Leverage	5.85	5.92

Market price per share of common stock
Closing	$42.10	$43.33
High closing	47.08	44.98
Low closing	41.60	38.96

(1)	Tangible equity ratio equals shareholders’ equity less goodwill, core deposit intangibles and other intangibles divided by total assets less goodwill, core deposit intangibles and other intangibles.

Supplemental Financial Data

Table 3 provides a reconciliation of the supplemental financial data mentioned below with financial measures defined by accounting principles generally accepted in the United States (GAAP). Other companies may define or calculate supplemental financial data differently.

Operating Basis Presentation

In managing our business, we may at times look at performance excluding certain non-recurring items. For example, as an alternative to Net Income, we view results on an operating basis, which represents Net Income excluding Merger and Restructuring Charges. The operating basis of presentation is not defined by GAAP. We believe that the exclusion of Merger and Restructuring Charges, which represent events outside our normal operations, provides a meaningful period-to-period comparison and is more reflective of normalized operations.

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield, and operating leverage utilize Net Interest Income (and thus Total Revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. Targets vary by year and by business and are based on a variety of factors, including: maturity of the business, investment appetite, competitive environment, market factors, and other items (i.e. risk appetite). The aforementioned performance measures and ratios, earnings per common share (EPS), return on average assets, return on average common shareholders’ equity and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 3, Supplemental Financial Data and Reconciliations to GAAP Financial Measures.

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

Table 3

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2005	2004	2005	2004
Operating basis(1)
Operating earnings	$4,207	$3,911	$13,353	$10,524
Operating earnings per common share	1.05	0.96	3.32	2.87
Diluted operating earnings per common share	1.04	0.95	3.28	2.82
Shareholder value added	1,630	1,453	5,824	4,449
Return on average assets	1.29%	1.42%	1.42%	1.39%
Return on average common shareholders’ equity	16.64	16.17	18.02	17.71
Efficiency ratio (fully taxable-equivalent basis)	48.39	53.30	48.59	54.19
Dividend payout ratio	48.03	46.91	42.42	44.02
Operating leverage (combined basis)(2)	n/a	n/a	13.00	(3.00)

Fully taxable-equivalent basis data
Net interest income	$7,973	$7,836	$23,886	$21,557
Total revenue	14,807	12,758	43,234	35,676
Net interest yield	2.80%	3.30%	2.90%	3.29%
Efficiency ratio	49.20	55.03	49.41	55.16
Operating leverage	n/a	n/a	12.60	(8.40)

Reconciliation of net income to operating earnings
Net income	$4,127	$3,764	$13,118	$10,294
Merger and restructuring charges	120	221	353	346
Related income tax benefit	(40)	(74)	(118)	(116)

Operating earnings	$4,207	$3,911	$13,353	$10,524

Reconciliation of EPS to operating EPS
Earnings per common share	$1.03	$0.93	$3.27	$2.80
Effect of merger and restructuring charges, net of tax benefit	0.02	0.03	0.05	0.07

Operating earnings per common share	$1.05	$0.96	$3.32	$2.87

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.02	$0.91	$3.22	$2.76
Effect of merger and restructuring charges, net of tax benefit	0.02	0.04	0.06	0.06

Diluted operating earnings per common share	$1.04	$0.95	$3.28	$2.82

Reconciliation of net income to shareholder value added
Net income	$4,127	$3,764	$13,118	$10,294
Amortization of intangibles	201	200	613	455
Merger and restructuring charges, net of tax benefit	80	147	235	230

Cash basis earnings on an operating basis	4,408	4,111	13,966	10,979
Capital charge	(2,778)	(2,658)	(8,142)	(6,530)

Shareholder value added	$1,630	$1,453	$5,824	$4,449

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.26%	1.37%	1.39%	1.36%
Effect of merger and restructuring charges, net of tax benefit	0.03	0.05	0.03	0.03

Operating return on average assets	1.29%	1.42%	1.42%	1.39%

Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	16.33%	15.56%	17.70%	17.32%
Effect of merger and restructuring charges, net of tax benefit	0.31	0.61	0.32	0.39

Operating return on average common shareholders’ equity	16.64%	16.17%	18.02%	17.71%

Reconciliation of efficiency ratio to operating efficiency ratio (fully taxable-equivalent basis)
Efficiency ratio	49.20%	55.03%	49.41%	55.16%
Effect of merger and restructuring charges, net of tax benefit	(0.81)	(1.73)	(0.82)	(0.97)

Operating efficiency ratio	48.39%	53.30%	48.59%	54.19%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	48.96%	48.75%	43.18%	45.01%
Effect of merger and restructuring charges, net of tax benefit	(0.93)	(1.84)	(0.76)	(0.99)

Operating dividend payout ratio	48.03%	46.91%	42.42%	44.02%

Reconciliation of operating leverage to operating leverage (combined basis)
Operating leverage	n/a	n/a	12.60%	(8.40)%
Effect of merger and restructuring charges	n/a	n/a	(0.10)	2.30
Effect of FleetBoston pro-forma results	n/a	n/a	0.50	3.10

Operating leverage (combined basis)(2)	n/a	n/a	13.00%	(3.00)%

(1)	Operating basis excludes Merger and Restructuring Charges, which were $120 million and $221 million for the three months ended September 30, 2005 and 2004, and $353 million and $346 million for the nine months ended September 30, 2005 and 2004.

(2)	We monitor operating leverage on a year-to-date basis. Operating leverage (combined basis) includes the results of FleetBoston for the three months ended March 31, 2004 and for the nine months ended September 30, 2003 on a pro-forma basis. In 2004, operating leverage was impacted by the costs to integrate FleetBoston; however, in 2005, operating leverage benefited from the Merger’s cost savings.

Core Net Interest Income – Managed Basis

In managing our business, we review core net interest income – managed basis, which adjusts reported Net Interest Income on a FTE basis for the impact of trading-related activities and revolving securitizations. As discussed in the Global Capital Markets and Investment Banking business segment section beginning on page 55, we evaluate our trading results and strategies based on total trading-related revenue, calculated by combining trading-related Net Interest Income with Trading Account Profits. We also adjust for loans that we originated and sold into revolving credit card, home equity line and commercial loan securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield – managed basis, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 4

Core Net Interest Income - Managed Basis

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income
As reported (fully taxable-equivalent basis)	$7,973	$7,836	$23,886	$21,557
Trading-related net interest income	(316)	(448)	(1,144)	(1,622)

Core net interest income	7,657	7,388	22,742	19,935
Impact of revolving securitizations	168	290	615	637

Core net interest income - managed basis	$7,825	$7,678	$23,357	$20,572

Average earning assets
As reported	$1,137,619	$948,383	$1,100,693	$874,176
Trading-related earning assets	(312,441)	(222,042)	(297,426)	(218,840)

Core average earning assets	825,178	726,341	803,267	655,336
Impact of revolving securitizations	7,723	13,253	9,484	9,866

Core average earning assets - managed basis	$832,901	$739,594	$812,751	$665,202

Net interest yield contribution
As reported (fully taxable-equivalent basis)	2.80%	3.30%	2.90%	3.29%
Impact of trading-related activities	0.91	0.76	0.88	0.77

Core net interest yield on earning assets	3.71	4.06	3.78	4.06
Impact of revolving securitizations	0.04	0.08	0.05	0.06

Core net interest yield on earning assets - managed basis	3.75%	4.14%	3.83%	4.12%

Core net interest income – managed basis increased $147 million and $2.8 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The primary driver of the nine month increase was the Merger. In addition, these increases were driven by growth in consumer (primarily credit card and home equity) and commercial loan levels, higher domestic deposit levels and a larger ALM portfolio (primarily securities). Partially offsetting these increases were the negative impact of spread compression due to the flattening of the yield curve and reductions in loan balances from corporate, foreign and exited businesses.

Core average earning assets – managed basis increased $93.3 billion and $147.5 billion for the three and nine months ended September 30, 2005, primarily due to higher ALM levels (primarily securities) and higher levels of consumer loans (primarily credit card and home equity). The increases in these assets were due to organic growth for both periods as well as the impact of the Merger for the nine months ended September 30, 2005.

The core net interest yield – managed basis decreased 39 bps and 29 bps for the three and nine months ended September 30, 2005, as a result of the impact of spread compression due to flattening of the yield curve and a larger ALM portfolio partially offset by higher levels of core deposits and consumer loans.

Table 5

Quarterly Average Balances and Interest Rates—Fully Taxable-equivalent Basis

	Third Quarter 2005			Second Quarter 2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,498	$125	3.43%	$13,696	$113	3.31%
Federal funds sold and securities purchased under agreements to resell	176,650	1,372	3.09	185,835	1,252	2.70
Trading account assets	142,287	1,578	4.42	134,196	1,454	4.34
Securities	225,952	2,824	5.00	227,182	2,829	4.98
Loans and leases (1):
Residential mortgage	171,002	2,294	5.36	167,272	2,271	5.43
Credit card	55,271	1,651	11.85	52,474	1,481	11.32
Home equity lines	58,046	910	6.22	54,941	799	5.83
Direct/Indirect consumer	47,900	702	5.81	43,132	612	5.69
Other consumer (2)	6,715	170	10.05	6,968	155	8.96

Total consumer	338,934	5,727	6.72	324,787	5,318	6.56

Commercial—domestic	127,044	2,124	6.63	123,927	1,969	6.37
Commercial real estate	34,663	542	6.20	33,484	477	5.72
Commercial lease financing	20,402	239	4.69	20,446	252	4.93
Commercial—foreign	18,444	349	7.50	17,780	306	6.90

Total commercial	200,553	3,254	6.44	195,637	3,004	6.16

Total loans and leases	539,487	8,981	6.62	520,424	8,322	6.41

Other earning assets	38,745	542	5.57	37,194	512	5.52

Total earning assets (3)	1,137,619	15,422	5.40	1,118,527	14,482	5.19

Cash and cash equivalents	32,969			34,731
Other assets, less allowance for loan and lease losses	124,157			124,231

Total assets	$1,294,745			$1,277,489

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,853	56	0.62%	$38,043	52	0.54%
NOW and money market deposit accounts	224,341	743	1.31	229,174	723	1.27
Consumer CDs and IRAs	130,975	1,057	3.20	127,169	974	3.07
Negotiable CDs, public funds and other time deposits	4,414	50	4.54	7,751	87	4.49

Total domestic interest-bearing deposits	395,583	1,906	1.91	402,137	1,836	1.83

Foreign interest-bearing deposits (4):
Banks located in foreign countries	19,707	294	5.92	25,546	335	5.26
Governments and official institutions	7,317	62	3.37	7,936	59	2.97
Time, savings and other	32,024	177	2.19	30,973	149	1.94

Total foreign interest-bearing deposits	59,048	533	3.58	64,455	543	3.38

Total interest-bearing deposits	454,631	2,439	2.13	466,592	2,379	2.04

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	339,980	3,350	2.79	323,916	2,677	3.32
Trading account liabilities	68,132	707	4.12	60,987	611	4.02
Long-term debt	99,576	1,033	4.23	97,360	974	4.00

Total interest-bearing liabilities (3)	962,319	7,449	3.08	948,855	6,641	2.81

Noninterest-bearing sources:
Noninterest-bearing deposits	178,140			174,001
Other liabilities	53,832			56,216
Shareholders’ equity	100,454			98,417

Total liabilities and shareholders’ equity	$1,294,745			$1,277,489

Net interest spread			2.32			2.38
Impact of noninterest-bearing sources			0.48			0.43

Net interest income/yield on earning assets		$7,973	2.80%		$7,841	2.81%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(2)	Includes consumer finance of $3,063 million, $3,212 million and $3,362 million in the third, second and first quarters of 2005 and $3,473 million and $3,644 million in the fourth and third quarters of 2004, respectively; foreign consumer of $3,541 million, $3,505 million and $3,532 million in the third, second and first quarters of 2005 and $3,523 million and $3,304 million in the fourth and third quarters of 2004, respectively; and consumer lease financing of $111 million, $251 million and $411 million in the third, second and first quarters of 2005 and $561 million and $745 million in the fourth and third quarters of 2004, respectively.

(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $104 million, $193 million and $437 million in the third, second and first quarters of 2005 and $496 million and $531 million in the fourth and third quarters of 2004, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $252 million, $314 million and $154 million in the third, second and first quarters of 2005 and $155 million and $217 million in the fourth and third quarters of 2004, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see "Interest Rate Risk Management" beginning on page 88.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

First Quarter 2005			Fourth Quarter 2004			Third Quarter 2004
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

$ 14,327	$101	2.87%	$15,620	$128	3.24%	$14,726	$127	3.45%

147,855	893	2.43	149,226	712	1.90	128,339	484	1.50
117,748	1,203	4.10	110,585	1,067	3.85	98,459	975	3.96
204,574	2,561	5.01	171,173	2,083	4.87	169,515	2,095	4.94

178,098	2,412	5.43	178,879	2,459	5.49	175,046	2,371	5.41
51,310	1,373	10.85	49,366	1,351	10.88	45,818	1,265	10.98
51,477	692	5.45	48,336	609	5.01	44,309	514	4.62
41,620	573	5.58	39,526	551	5.55	38,951	538	5.49
7,305	158	8.75	7,557	153	8.07	7,693	152	7.91

329,810	5,208	6.37	323,664	5,123	6.31	311,817	4,840	6.19

123,803	1,983	6.49	121,412	1,914	6.27	122,093	1,855	6.04
33,016	430	5.29	31,355	392	4.98	30,792	344	4.44
20,745	260	5.01	20,204	254	5.01	20,125	233	4.64
17,570	258	5.96	18,828	272	5.76	18,251	245	5.34

195,134	2,931	6.08	191,799	2,832	5.88	191,261	2,677	5.57

524,944	8,139	6.27	515,463	7,955	6.15	503,078	7,517	5.95

35,466	455	5.19	35,937	457	5.08	34,266	460	5.33

1,044,914	13,352	5.15	998,004	12,402	4.96	948,383	11,658	4.90

31,382			31,028			29,469
124,587			123,519			118,831

$1,200,883			$1,152,551			$1,096,683

$37,000	$35	0.39%	$36,927	$36	0.39%	$36,823	$35	0.38%
233,392	651	1.13	234,596	589	1.00	233,602	523	0.89
118,989	769	2.62	109,243	711	2.59	101,250	668	2.63
10,291	96	3.73	7,563	81	4.27	5,654	69	4.85

399,672	1,551	1.57	388,329	1,417	1.45	377,329	1,295	1.37

22,084	316	5.81	17,953	275	6.11	17,864	307	6.83
6,831	43	2.58	5,843	33	2.21	5,021	22	1.80
30,770	133	1.75	30,459	104	1.36	29,513	87	1.17

59,685	492	3.35	54,255	412	3.02	52,398	416	3.16

459,357	2,043	1.80	442,584	1,829	1.64	429,727	1,711	1.58

276,483	1,969	2.89	252,384	1,543	2.43	226,025	1,152	2.03
44,507	427	3.89	37,387	352	3.74	37,706	333	3.51
97,126	841	3.46	99,588	724	2.91	98,361	626	2.54

877,473	5,280	2.43	831,943	4,448	2.13	791,819	3,822	1.92

168,062			167,352			158,151
56,534			55,156			50,321
98,814			98,100			96,392

$1,200,883			$1,152,551			$1,096,683

		2.72			2.83			2.98
		0.39			0.35			0.32

	$8,072	3.11%		$7,954	3.18%		$7,836	3.30%

Table 6

Year-to-date Average Balances and Interest Rates—Fully Taxable-equivalent Basis

	Nine Months Ended September 30
	2005			2004
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,175	$340	3.20%	$13,796	$234	2.27%
Federal funds sold and securities purchased under agreements to resell	170,219	3,517	2.76	122,184	1,331	1.45
Trading account assets	131,500	4,234	4.30	102,612	3,026	3.93
Securities	219,314	8,214	4.99	143,119	5,243	4.88
Loans and leases (1):
Residential mortgage	172,098	6,977	5.41	163,410	6,615	5.40
Credit card	53,033	4,506	11.36	41,443	3,302	10.64
Home equity lines	54,845	2,401	5.85	36,400	1,226	4.50
Direct/Indirect consumer	44,240	1,886	5.70	37,591	1,542	5.48
Other consumer (2)	6,995	483	9.24	7,771	441	7.58

Total consumer	331,211	16,253	6.55	286,615	13,126	6.11

Commercial—domestic	124,937	6,076	6.50	112,371	5,209	6.19
Commercial real estate	33,727	1,449	5.75	26,987	871	4.31
Commercial lease financing	20,529	751	4.88	16,570	565	4.55
Commercial—foreign	17,935	913	6.81	15,725	577	4.90

Total commercial	197,128	9,189	6.23	171,653	7,222	5.62

Total loans and leases	528,339	25,442	6.43	458,268	20,348	5.93

Other earning assets	37,146	1,509	5.43	34,197	1,357	5.30

Total earning assets (3)	1,100,693	43,256	5.25	874,176	31,539	4.82

Cash and cash equivalents	33,033			27,665
Other assets, less allowance for loan and lease losses	124,324			106,593

Total assets	$1,258,050			$1,008,434

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$36,961	143	0.52%	$32,963	$83	0.33%
NOW and money market deposit accounts	228,936	2,117	1.24	207,808	1,332	0.86
Consumer CDs and IRAs	125,755	2,800	2.98	89,911	1,822	2.71
Negotiable CDs, public funds and other time deposits	7,463	232	4.15	5,444	209	5.12

Total domestic interest-bearing deposits	399,115	5,292	1.78	336,126	3,446	1.37

Foreign interest-bearing deposits (4):
Banks located in foreign countries	22,437	945	5.63	18,585	765	5.50
Governments and official institutions	7,363	165	2.99	5,153	64	1.67
Time, savings and other	31,261	459	1.96	26,826	171	0.85

Total foreign interest-bearing deposits	61,061	1,569	3.44	50,564	1,000	2.64

Total interest-bearing deposits	460,176	6,861	2.00	386,690	4,446	1.54

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	313,692	7,896	3.37	219,222	2,891	1.76
Trading account liabilities	57,962	1,745	4.03	34,634	965	3.72
Long-term debt	98,030	2,868	3.90	91,229	1,680	2.46

Total interest-bearing liabilities (3)	929,860	19,370	2.78	731,775	9,982	1.82

Noninterest-bearing sources:
Noninterest-bearing deposits	173,438			145,268
Other liabilities	55,518			51,881
Shareholders’ equity	99,234			79,510

Total liabilities and shareholders’ equity	$1,258,050			$1,008,434

Net interest spread			2.47			3.00
Impact of noninterest-bearing sources			0.43			0.29

Net interest income/yield on earning assets		$23,886	2.90%		$21,557	3.29%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(2)	Includes consumer finance of $3,212 million and $3,823 million; foreign consumer of $3,526 million and $2,851 million; and consumer lease financing of $257 million and $1,097 million for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $734 million and $1,904 million in the nine months ended September 30, 2005 and 2004. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $720 million and $733 million in the nine months ended September 30, 2005 and 2004. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see "Interest Rate Risk Management" beginning on page 88.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Also during the third quarter of 2005, we announced the future combination of Global Business and Financial Services and Global Capital Markets and Investment Banking that will be effective in the first quarter of 2006. This new segment will enable us to more effectively leverage the universal bank model in servicing our business clients. In the universal banking model, teams of consumer, commercial and investment bankers work together to provide all clients, regardless of size, the right combination of products and services to meet their needs. All Other consists primarily of Equity Investments, Noninterest Income and Expense amounts associated with the ALM process (including Gains on Sales of Debt Securities), the residual impact of the allowance for credit losses processes and funds transfer pricing allocation methodologies, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures many of which are discussed in Supplemental Financial Data on page 38. We begin by evaluating the operating results of the businesses, which by definition excludes Merger and Restructuring Charges. The segment results also reflect certain revenue and expense methodologies, which are utilized to determine operating income. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income also reflects an allocation of Net Interest Income generated by assets and liabilities used in our ALM process. The results of the business segments will fluctuate based on the performance of corporate ALM activities.

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

Global Consumer and Small Business Banking

Global Consumer and Small Business Banking’s strategy is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 29 states and the District of Columbia. We serve more than 38 million consumer and small business relationships utilizing our network of 5,844 banking centers, 16,714 domestic branded ATMs, and telephone and Internet channels. Within Global Consumer and Small Business Banking, our most significant product groups are Card Services, Consumer Real Estate and Consumer Deposit Products.

Global Consumer and Small Business Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$4,270	$4,346	$12,679	$11,610
Noninterest income:
Service charges	1,386	1,159	3,735	3,137
Mortgage banking income	229	(199)	741	384
Card income (1)	1,447	1,194	4,049	3,043
All other income	70	78	243	(139)

Total noninterest income	3,132	2,232	8,768	6,425

Total revenue	7,402	6,578	21,447	18,035
Provision for credit losses	1,107	1,012	2,972	2,088
Gains (losses) on sales of debt securities	—	117	(1)	116
Noninterest expense	3,328	3,317	10,049	9,182

Income before income taxes	2,967	2,366	8,425	6,881
Income tax expense	1,083	863	3,031	2,520

Net income	$1,884	$1,503	$5,394	$4,361

Shareholder value added	$1,113	$731	$3,108	$2,517
Net interest yield (FTE basis)	5.56%	5.48%	5.58%	5.46%
Return on average equity	22.81	18.30	21.94	22.40
Efficiency ratio (FTE basis)	44.96	50.43	46.85	50.91
Average:
Total loans and leases	$145,715	$134,201	$142,260	$116,822
Total assets	330,807	344,311	330,492	307,821
Total deposits	310,495	306,367	305,848	277,321
Common equity/Allocated equity	32,776	32,669	32,869	26,010
Period end:
Total loans and leases	147,702	136,871	147,702	136,871
Total assets	330,995	345,391	330,995	345,391
Total deposits	313,109	303,141	313,109	303,141

(1)	Includes Credit Card Income of $1,026 million and $869 million for the three months ended September 30, 2005 and 2004, and $2,861 million and $2,166 million for the nine months ended September 30, 2005 and 2004, and Debit Card Income of $421 million and $325 million for the three months ended September 30, 2005 and 2004, and $1,188 million and $877 million for the nine months ended September 30, 2005 and 2004.

Net Interest Income decreased $76 million, or two percent, for the three months ended September 30, 2005 compared to the same period in 2004. The decrease in Net Interest Income was due to the impact of spread compression. This decrease was partially offset by the $11.5 billion, or nine percent, increase in Average Loans and Leases. This increase was driven by increases in average held credit card outstandings and average balances on home equity loans and lines of credit, partially offset by a decrease in residential first mortgages. For the nine months ended September 30, 2005 compared to the same period in 2004, Net Interest Income increased $1.1 billion, or nine percent. Growth in deposits, a low cost source of funding, positively impacted Net Interest Income for the nine months ended September 30, 2005. Average Deposits increased $28.5 billion, or 10 percent, driven by consumer deposit balances from the addition of FleetBoston customers, deepening existing relationships and our focus on attracting new customers. Net Interest Income for the nine months ended September 30, 2005, was also positively impacted by the $25.4 billion, or 22 percent, increase in Average Loans and Leases. This increase was driven by higher average balances on home equity loans and lines of credit and average held credit card outstandings, which were driven by organic growth and the addition of FleetBoston.

Noninterest Income increased $900 million, or 40 percent, to $3.1 billion, and $2.3 billion, or 36 percent, to $8.8 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005, this improvement was primarily due to increases of $428 million in Mortgage Banking Income, $253 million in Card Income and $227 million in Service Charges. Mortgage Banking Income increased primarily due to a $372 million decrease in the impairment of MSRs. Card Income increased mainly due to higher purchase volumes for both credit and debit cards, the impact of the NPC acquisition in the fourth quarter of 2004, and increases in average managed credit card outstandings. These increases in purchase volumes and average managed credit card outstandings were due to continued growth in our card business as we more effectively leveraged our branch network, a lower cost channel. The increase in Service Charges was due primarily to the growth in new accounts. For the nine months ended September 30, 2005, the increase in Noninterest Income was primarily due to increases of $1.0 billion, or 33 percent, in Card Income, $598 million, or 19 percent, in Service Charges, and $357 million in Mortgage Banking Income. The increases for the nine months ended September 30, 2005 were due to the reasons noted above for the three months ended September 30, 2005, as well as the addition of the FleetBoston portfolio.

The Provision for Credit Losses increased $95 million, or nine percent, to $1.1 billion and $884 million, or 42 percent to $3.0 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increases for both periods were primarily driven by higher net charge-offs of $235 million and $779 million, of which $186 million and $672 million were due to increases in credit card net charge-offs. The establishment in the second quarter of a $210 million Allowance for Loan and Lease Losses related to estimated 2006 net charge-offs from additional changes that will be made to credit card minimum payment requirements later this year also drove the provision increase for the nine-month period. The other drivers of the increased Provision for Credit Losses related to credit card are discussed in the Card Services section below.

Noninterest Expense remained relatively flat for the three months ended September 30, 2005, and grew by $867 million, or nine percent, to $10.0 billion for the nine months ended September 30, 2005 compared to the same periods in 2004. For the nine months ended September 30, 2005, the majority of the increase was due to the addition of FleetBoston and the acquisition of NPC.

Card Services

Card Services, which excludes debit cards, provides a broad offering of credit cards to an array of customers including consumers and small businesses. Our products include traditional credit cards, and a variety of co-branded and affinity card products. We also provide processing services for merchant card receipts, a business where we are a market leader, due in part to our acquisition of NPC during the fourth quarter of 2004.

We evaluate our Card Services business on both a held and managed basis. Managed basis treats securitized loan receivables as if they were still on the balance sheet and presents the earnings on the sold loan receivables as if they were not sold. We evaluate credit card operations on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. The credit performance of the managed portfolio is important to understanding the results of card operations.

The following table reconciles the credit card portfolio on a held basis to a managed basis to reflect the impact of securitizations. For assets that have been securitized, we record Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, as we are compensated for servicing income and gains or losses on securitizations. In a securitization, the credit card receivables, not the ongoing relationships, are sold to the trust. After the revolving period of the securitization, assuming no new securitizations, the credit card receivables from these relationships are recorded on our balance sheet. This has the effect of increasing Loans and Leases and increasing Net Interest Income and the Provision for Credit Losses (including net charge-offs), with a reduction in Noninterest Income.

Credit Card Services

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Income Statement Data
Held net interest income (as reported)	$1,296	$1,171	$3,660	$3,106
Securitizations impact	122	264	498	584

Managed net interest income	1,418	1,435	4,158	3,690

Held noninterest income (as reported)	1,041	897	2,946	2,232
Securitizations impact	(31)	(65)	(95)	(136)

Managed noninterest income	1,010	832	2,851	2,096

Held total revenue (as reported)	2,337	2,068	6,606	5,338
Securitizations impact	91	199	403	448

Managed total revenue	2,428	2,267	7,009	5,786

Held provision for credit losses (as reported)	1,010	789	2,808	1,862
Securitizations impact	92	167	371	378

Managed credit impact	1,102	956	3,179	2,240

Balance Sheet Data
Average held credit card outstandings (as reported)	$55,271	$45,818	$53,033	$41,443
Securitizations impact	4,491	8,830	5,788	6,788

Average managed credit card outstandings	$59,762	$54,648	$58,821	$48,231

Ending held credit card outstandings (as reported)	$56,079	$47,554	$56,079	$47,554
Securitizations impact	3,622	7,878	3,622	7,878

Ending managed credit card outstandings	$59,701	$55,432	$59,701	$55,432

Credit Quality Statistics
Held net charge-offs (as reported)	$772	$586	$2,286	$1,614
Securitization adjustments	92	167	371	378

Managed credit card net losses	$864	$753	$2,657	$1,992

Held net charge-offs (as reported)	5.55%	5.09%	5.76%	5.20%
Securitization adjustments	0.19	0.39	0.28	0.32

Managed credit card net losses	5.74%	5.48%	6.04%	5.52%

Strong credit card growth drove Card Services revenue for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The nine months ended September 30, 2005 included the impact from the addition of the FleetBoston card portfolio and the acquisition of NPC. For the three months ended September 30, 2005, held credit card revenue increased $269 million, or 13 percent, to $2.3 billion. Driving this change was the $125 million increase in held Net Interest Income, due to a $9.5 billion, or 21 percent, increase in average held credit card outstandings. The increase in average held credit card outstandings was due to increases in purchase volumes, new account growth and the return of previously securitized loans to the balance sheet. For the nine months ended September 30, 2005, held credit card revenue increased $1.3 billion, or 24 percent, to $6.6 billion. Impacting this increase was the $554 million increase in held Net Interest Income, due to an $11.6 billion, or 28 percent, increase in average held credit card outstandings. The increase in average held credit card outstandings was due to the addition of the FleetBoston portfolio, increases in purchase volumes, the addition of approximately 6 million new accounts through our branch network and direct marketing programs, and the addition of previously securitized loans returning to the balance sheet.

Also driving Card Services revenues was an increase in Noninterest Income of $144 million, or 16 percent, and $714 million, or 32 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005, the increase in Noninterest Income resulted from higher merchant discount fees, cash advance fees, late fees and overlimit fees. Merchant discount fees increased $129 million primarily due to the acquisition of NPC. The increase in held credit card Noninterest Income for the nine months ended September 30, 2005 of $714 million resulted from the same items mentioned above with the addition of higher interchange fees. Merchant discount fees increased $380 million primarily due to the acquisition of NPC. Interchange fees increased $69 million mainly due to an $8.1 billion, or 15 percent, increase in consumer credit card purchase volumes. Late fees increased $68 million, cash advance fees increased by $35 million and overlimit fees increased by $27 million.

Managed card revenue increased $161 million, or seven percent, to $2.4 billion for the three months ended September 30, 2005 compared to the same period in 2004, driven by a $178 million increase in managed Noninterest Income. As a result of organic growth, average managed credit card outstandings were $59.8 billion for the three months ended September 30, 2005 compared to $54.6 billion for the same period in 2004. For the nine-month period, managed credit card revenue increased $1.2 billion, or 21 percent, to $7.0 billion. This increase included a $468 million, or 13 percent, increase in managed Net Interest Income and a $755 million, or 36 percent increase in managed Noninterest Income. Average managed credit card outstandings were $58.8 billion for the nine months ended September 30, 2005 compared to $48.2 billion for the same period in 2004. The addition of the FleetBoston portfolio and organic growth drove the increases for the nine-month period.

Held Provision for Credit Losses increased $221 million to $1.0 billion, and $946 million to $2.8 billion for the three and nine months ended September 30, 2005, driven by higher credit card net charge-offs. Card net charge-offs were $772 million, or 5.55 percent, and $586 million, or 5.09 percent for the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005, card net charge-offs were $2.3 billion, or 5.76 percent, compared to $1.6 billion, or 5.20 percent, for the same period in 2004. Higher credit card net charge-offs in both periods were driven by organic portfolio growth and seasoning, the return of previously securitized loans to the balance sheet, increases effective in 2004 in credit card minimum payment requirements, and an increase in bankruptcy net charge-offs resulting from changes in bankruptcy legislation, while the nine-month increase was also impacted by the addition of the FleetBoston portfolio. The increased net charge-offs associated with the 2004 changes in credit card minimum payment requirements did not impact the Provision for Credit Losses in the first nine months of 2005 as those charge-offs were provided for in late 2004. The establishment in the second quarter of $210 million of Allowance for Loan and Lease Losses related to estimated 2006 net charge-offs from additional changes that will be made to credit card minimum payment requirements later this year also drove the provision increase for the nine-month period.

Managed credit losses increased $146 million to $1.1 billion, and $926 million to $3.2 billion for the three and nine months ended September 30, 2005, driven by increases effective in 2004 in credit card minimum payment requirements and an increase in bankruptcy net losses resulting from changes in bankruptcy legislation. For the nine months ended September 30, 2005 compared to the same period in 2004, the increase was also driven by the addition of the FleetBoston portfolio.

Managed credit card net losses were $864 million, or 5.74 percent of total average managed credit card loans, for the three months ended September 30, 2005, compared to $753 million, or 5.48 percent, for the same period in 2004. For the nine months ended September 30, 2005, managed credit card net losses were $2.7 billion, or 6.04 percent of total average managed credit card loans, compared to $2.0 billion, or 5.52 percent, for the same period in 2004. Higher managed credit card net losses in both periods were driven by continued growth and seasoning, increases effective in 2004 in credit card minimum payment requirements and an increase in bankruptcy net losses resulting from changes in bankruptcy legislation. For more information, see Credit Risk Management beginning on page 67.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 5,844 banking centers, dedicated sales account executives in over 150 locations and through a dedicated sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 6,700 mortgage brokers in all 50 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans, and home equity lines of credit. To manage this portfolio, these products are either sold into the secondary mortgage market to investors while we retain the customer relationship and servicing rights or are held on our balance sheet for ALM purposes.

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

The following table shows the Global Consumer and Small Business Banking revenue components of the Consumer Real Estate business.

Consumer Real Estate Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net Interest Income
Home equity	$341	$316	$991	$785
Residential first mortgage	208	310	625	873

Net interest income	549	626	1,616	1,658

Consumer mortgage banking income(1)	229	(199)	741	384
Trading account profits	—	(179)	—	(527)
Other income	16	134	47	162

Total consumer real estate revenue	$794	$382	$2,404	$1,677

(1)	For more information see the Mortgage Banking Income table on page 50.

Total revenue for the Consumer Real Estate business increased $412 million to $794 million, and increased $727 million to $2.4 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005, Net Interest Income decreased $77 million primarily driven by spread compression due to the flattening of the yield curve and the $3.0 billion decrease in average residential first mortgage, offset by higher average home equity balances which grew $6.9 billion to $48.8 billion. The home equity portfolio growth was attributable to an expanding home equity market and additional product offerings. For the nine months ended September 30, 2005, Net Interest Income decreased $42 million primarily driven by the impact of spread compression due to flattening of the yield curve and the $2.4 billion decrease in average residential first mortgage. This decrease was partially offset by higher average balances in the home equity portfolio, which grew from $34.0 billion to $47.0 billion which was attributable to an expanding home equity market, additional product offerings and the addition of FleetBoston.

For the three months ended September 30, 2005, home equity average balances grew across all business segments by $15.4 billion to $65.7 billion and home equity production improved $1.6 billion to $17.8 billion from the same period in 2004. For the nine months ended September 30, 2005, home equity average balances across all business segments grew by $20.8 billion to $62.5 billion and home equity production improved $11.6 billion to $52.2 billion compared to the same period in 2004.

Mortgage Banking Income increased $428 million to $229 million, and $357 million to $741 million during the three and nine months ended September 30, 2005 compared to the same periods in 2004. The following summarizes the components of Mortgage Banking Income which include production income from loans sold in the secondary market and servicing income, which reflects the performance of the servicing portfolio.

Mortgage Banking Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Production income (1)	$150	$103	$504	$581

Servicing income:
Servicing fees and ancillary income	216	199	628	410
Amortization of MSRs	(161)	(131)	(454)	(209)
Net MSR and SFAS 133 derivative hedge adjustments (2)	41	13	92	20
Gains (losses) on derivatives (3)	(2)	4	—	1
Impairment of MSRs	(15)	(387)	(29)	(419)

Total net servicing income	79	(302)	237	(197)

Total mortgage banking income (4)	$229	$(199)	$741	$384

(1)	Includes $0 and $(5) million related to hedge ineffectiveness of cash flow hedges on our mortgage warehouse for the three months ended September 30, 2005 and 2004, and $(14) million and $(8) million for the nine months ended September 30, 2005 and 2004.

(2)	Represents derivative hedge loss of $284 million under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) hedges, offset by an increase in the value of the MSRs of $325 million for the three months ended September 30, 2005, and losses of $29 million offset by an increase of $121 million for the nine months ended September 30, 2005. Represents derivative hedge gain of $221 million, offset by a decrease in the value of MSRs of $208 million for the three months ended September 30, 2004 and hedge gains of $213 million offset by a decrease in the value of MSRs of $193 million for the nine months ended September 30, 2004. For additional information on MSRs, see Note 7 of the Consolidated Financial Statements.

(3)	Gains and losses on derivatives used as economic hedges of MSRs not designated as SFAS 133 hedges.

(4)	Includes revenue for mortgage services provided to other segments that are eliminated in consolidation (in All Other) of $49 million and $51 million for the three months ended September 30, 2005 and 2004, and $151 million and $126 million for the nine months ended September 30, 2005 and 2004.

Production for residential first mortgages was $24.1 billion compared to $15.7 billion, and $57.5 billion compared to $63.2 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005 compared to the same period in 2004, production income increased $47 million to $150 million, driven by higher production volume offset by margin compression. For the nine months ended September 30, 2005 compared to the same period in 2004, production income decreased $77 million to $504 million due to lower production volume and margin compression. Refinance activity was approximately 50 percent of the production compared to 42 percent for the three months ended September 30, 2005 and 2004, and 49 percent and 60 percent during the nine months ended September 30, 2005 and 2004. Loan sales to the secondary market were $19.1 billion and $47.7 billion for the three and nine months ended September 30, 2005, which was a 37 percent increase and a 16 percent decrease from the same periods in 2004.

Across all segments, residential first mortgage production rose $10.9 billion to $27.5 billion, but decreased $3.1 billion to $66.1 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Of the volume across all segments during the three and nine months ended September 30, 2005, $18.6 billion and $45.6 billion was originated through retail channels, and $8.9 billion and $20.5 billion was originated through our wholesale channel. This compares to $11.7 billion and $44.9 billion, and $5.2 billion and $24.3 billion during the three and nine months ended September 30, 2004.

The Consumer Real Estate servicing portfolio includes originated and retained residential mortgages, loans serviced for others and home equity loans. The servicing portfolio at September 30, 2005 was $356.9 billion, $24.4 billion higher than December 31, 2004, driven primarily by low interest rates and lower prepayment rates.

Net servicing income rose $381 million and $434 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004. These increases were driven by $372 million and $390 million decreases in impairment of MSRs for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.

As of September 30, 2005, the MSR balance was $2.6 billion, an increase of $265 million, or 11 percent, from December 31, 2004. This value represented 124 bps of the related unpaid principal balance, a four percent increase from December 31, 2004. The following table outlines our MSR statistical information:

Consumer Real Estate Mortgage Servicing Rights (1)

(Dollars in millions)	September 30 2005	December 31 2004
MSR data:
Balance	$2,624	$2,359
Capitalization value	1.24%	1.19%
Unpaid balance (2)	$211,635	$197,795
Number of customers (in thousands)	1,607	1,582

(1)	Excludes MSRs in Global Capital Markets and Investment Banking at September 30, 2005 and December 31, 2004 of $140 million and $123 million.

(2)	Represents the portion of our servicing portfolio where a MSR asset has been recorded.

MSRs are accounted for at the lower of cost or market with impairment recognized as a reduction to Mortgage Banking Income. A combination of derivatives and AFS securities (e.g. mortgage-backed securities) is utilized to hedge the changes associated with the value of MSRs. At September 30, 2005, $2.3 billion of MSRs were hedged using a SFAS 133 strategy and $259 million of MSRs were hedged economically using AFS securities. During the three and nine months ended September 30, 2005, the value of the AFS securities decreased $31 million and $16 million and the Net Interest Income earned was $4 million and $14 million.

Effective June 1, 2004, the Certificates were converted to MSRs. Prior to the conversion of the Certificates to MSRs, changes in the value of the Certificates, MSRs and derivatives used for risk management were recognized as Trading Account Profits. For the three and nine months ended September 30, 2004, Trading Account Profits included $0 and $342 million of downward adjustments for changes to valuation assumptions and prepayment adjustments. For more information on the conversion, see Note 1 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005. For more information on MSRs, see Note 7 of the Consolidated Financial Statements.

Consumer Deposit Products

Consumer Deposit Products provides a comprehensive range of deposit products to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, regular and interest checking accounts, debit cards and a variety of business checking options.

Since the end of the third quarter of 2004, we added approximately 2.5 million net new retail checking accounts and 2.4 million net new retail savings accounts. This growth resulted from continued improvement in sales and service results in the Banking Center Channel, improved cross-sale ratios, the introduction of new products, advancement of our multicultural strategy, and access to the former FleetBoston franchise, where we opened 380,000 net new retail checking and 327,000 net new retail savings accounts since the Merger on April 1, 2004. Account growth occurred through productivity improvements in existing stores and through 150 new store openings since September 30, 2004.

Consumer Deposit Products provide a relatively stable and inexpensive source of liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM process. The revenue streams from these activities are allocated to our deposit products using our funds transfer process methodology which takes into account the deposits’ interest rate and maturity characteristics. Deposits also generate fees on accounts, and interchange income from debit cards. The following table presents the components of Total Revenue for Consumer Deposit Products.

Consumer Deposit Products Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income	$2,128	$1,906	$6,103	$5,027

Deposit service charges	1,384	1,156	3,727	3,131
Debit card income	421	325	1,188	877

Total noninterest income	1,805	1,481	4,915	4,008

Total deposit revenue	$3,933	$3,387	$11,018	$9,035

Total deposit revenue grew $546 million, or 16 percent, and $2.0 billion, or 22 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Driving this growth for the three and nine months ended September 30, 2005, were increases of $222 million, or 12 percent, and $1.1 billion, or 21 percent, in Net Interest Income resulting from higher levels of deposits and our pricing strategy. The nine months ended September 30, 2005, also included the positive impact of the Merger.

Deposit service charges increased $228 million, or 20 percent, and $596 million, or 19 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three and nine months ended September 30, 2005, the increases were primarily due to the growth of new accounts across our franchise while the nine months ended September 30, 2005 also included the impact of the Merger.

Debit card income, which is included in Card Income on the Consolidated Statement of Income, increased $96 million, or 30 percent, and $311 million, or 35 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Driving these increases for the three and nine months ended September 30, 2005, was growth in transaction activity, demonstrated by 28 percent and 26 percent increases in purchase volumes, and higher interchange rates on debit card transactions. For the nine months ended September 30, 2005, the increase in debit card income was also positively impacted by the Merger.

Global Business and Financial Services

Global Business and Financial Services serves domestic and international business clients providing financial services, specialized industry expertise and local delivery through a global team of client managers and a variety of businesses including Global Treasury Services, Middle Market Banking, Business Banking, Commercial Real Estate Banking, Leasing, Business Capital, Dealer Financial Services, and Latin America. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Also during the third quarter of 2005, we announced the future combination of Global Business and Financial Services and Global Capital Markets and Investment Banking that will be effective in the first quarter of 2006. Early in the fourth quarter of 2005, we announced that we were discussing the sale of substantially all the banking assets and the assumption of certain liabilities of BankBoston Argentina. Terms of the sale are still being discussed and any final agreement would be subject to regulatory approval.

Global Treasury Services provides integrated working capital management and treasury solutions to clients across the U.S. and 50 countries through our network of proprietary offices and special clearing arrangements. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing. The revenues and operating results where customers and clients are serviced are reflected in this segment as well as Global Consumer and Small Business Banking and Global Capital Markets and Investment Banking.

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

Leasing provides leasing solutions to small businesses, middle-market and large corporations in the U.S. and internationally, offering expertise in the municipal, corporate aircraft, healthcare and vendor markets.

Business Capital provides asset-based lending financing solutions customized to meet clients’ capital needs by leveraging their assets on a primarily secured basis in the U.S., Canada and European markets.

Dealer Financial Services provides indirect and direct lending and investing services, including floor plan programs and consumer financing for marine, recreational vehicle and auto dealerships to more than 10,000 dealer clients across the U.S.

Latin America includes our full-service Latin American operations in Brazil, Chile, Argentina, and Uruguay, and our commercial and wealth and investment management operations in Mexico. These businesses primarily service indigenous and multinational corporations, small businesses and affluent consumers. For more information on our Latin American operations, see Foreign Portfolio beginning on page 75.

Global Business and Financial Services

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$1,959	$1,780	$5,761	$4,673
Noninterest income:
Service charges	377	373	1,106	925
Investment and brokerage services	64	48	161	117
All other income	454	318	1,232	818

Total noninterest income	895	739	2,499	1,860

Total revenue	2,854	2,519	8,260	6,533
Provision for credit losses	79	(236)	(154)	(156)
Gains on sales of debt securities	12	—	83	—
Noninterest expense	1,051	922	3,072	2,581

Income before income taxes	1,736	1,833	5,425	4,108
Income tax expense	634	643	1,998	1,479

Net income	$1,102	$1,190	$3,427	$2,629

Shareholder value added	$333	$400	$1,127	$874
Net interest yield (FTE basis)	3.97%	4.04%	4.08%	4.03%
Return on average equity	15.13	15.86	15.71	15.77
Efficiency ratio (FTE basis)	36.85	36.58	37.17	39.51
Average:
Total loans and leases	$183,937	$164,811	$177,264	$146,347
Total assets	225,796	204,304	218,799	176,866
Total deposits	107,963	102,252	106,740	89,063
Common equity/Allocated equity	28,911	29,848	29,165	22,266
Period end:
Total loans and leases	187,581	166,073	187,581	166,073
Total assets	230,556	206,744	230,556	206,744
Total deposits	106,171	103,945	106,171	103,945

Net Interest Income increased $179 million, or 10 percent, and $1.1 billion, or 23 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three and nine months ended September 30, 2005, the increases were largely due to growth in commercial loans and leases and deposit balances offset by spread compression driven by a flattening yield curve. The nine months ended September 30, 2005, was also impacted by the addition of FleetBoston earning assets. For the three and nine months ended September 30, 2005, average outstanding Loans and Leases increased $19.1 billion, or 12 percent, and $30.9 billion, or 21 percent, due to loan growth in Dealer Financial Services (primarily due to bulk purchases), Middle Market Banking, Commercial Real Estate Banking and Business Banking. Average commercial deposits, which are a lower cost source of funding, increased $5.7 billion, or six percent, and $17.7 billion, or 20 percent, for the three and nine months ended September 30, 2005, driven by deposit growth in Business Banking, Commercial Real Estate Banking and Latin America.

Noninterest Income increased $156 million, or 21 percent, and $639 million, or 34 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005, the increase was driven by a $62 million increase in other noninterest income to $212 million, primarily due to gains on early lease terminations and higher Commercial Real Estate Banking income. For the nine months ended September 30, 2005, the increase was driven by a $267 million increase in other noninterest income to $634 million, primarily due to the Merger and gains on early lease terminations. Also impacting the increase in Noninterest Income were higher Service Charges primarily driven by the Merger.

The Provision for Credit Losses increased $315 million to $79 million for the three months ended September 30, 2005 compared to the same period in 2004, driven by a slower rate of improvement in commercial credit quality and higher net charge-offs partially offset by an improved risk profile in Latin America. The increase in net charge-offs of $256 million included $209 million in net charge-offs related to the domestic airline industry, which were reserved for previously. For the nine months ended September 30, 2005, the Provision for Credit Losses was flat compared to the same period in 2004 as the increase in 2005 from a slower rate of improvement in commercial credit quality was mostly offset by negative provision from reduced uncertainties resulting from the completion of FleetBoston credit-related integration activities. For more information, see Credit Risk Management beginning on page 67.

Noninterest Expense increased $129 million, or 14 percent, and $491 million, or 19 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increases were primarily due to higher Personnel expense, as a result of increased performance based incentive compensation, and higher processing costs. Also impacting the nine months ended September 30, 2005, was the Merger.

Global Capital Markets and Investment Banking

Our strategy is to align our resources with sectors where we can deliver value-added financial advisory solutions to our issuer and investor clients. This segment provides a broad range of financial services to domestic and international corporations, financial institutions, and government entities. Clients are supported through offices in 27 countries that are divided into three distinct geographic regions: U.S. and Canada; Asia; and Europe, Middle East and Africa. Our products and services include loan originations, mergers and acquisitions advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leveraged finance, structured finance and trade services. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Also during the third quarter of 2005, we announced the future combination of Global Business and Financial Services and Global Capital Markets and Investment Banking that will be effective in the first quarter of 2006.

During the fourth quarter of 2004, we announced a strategic initiative to invest approximately $675 million in Global Capital Markets and Investment Banking to expand on opportunities in the business’s platform. As of September 30, 2005, approximately 80 percent of this investment had been dedicated to be spent on personnel, technology and other infrastructure costs, which are all in various phases of execution.

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

Global Credit Products provides credit and lending services for our corporate clients and institutional investors. Global Credit Products is also responsible for actively managing loan and counterparty risk in our large corporate portfolio using risk mitigation techniques including credit default swaps (CDS).

Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and corporate clients manage their cash flows. For additional information on Global Treasury Services, see Global Business and Financial Services on page 52.

Global Capital Markets and Investment Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis):
Core net interest income	456	504	1,427	1,479
Trading-related net interest income	316	448	1,144	1,622

Total net interest income	$772	$952	$2,571	$3,101

Noninterest income:
Service charges	293	343	868	967
Investment and brokerage services	198	163	599	526
Investment banking income	491	420	1,248	1,333
Trading account profits	484	136	1,448	790
All other income	85	52	329	135

Total noninterest income	1,551	1,114	4,492	3,751

Total revenue	2,323	2,066	7,063	6,852
Provision for credit losses	(69)	(152)	(236)	(247)
Gains (losses) on sales of debt securities	4	1	85	(11)
Noninterest expense	1,714	1,508	4,875	5,057

Income before income taxes	682	711	2,509	2,031
Income tax expense	248	240	896	696

Net income	$434	$471	$1,613	$1,335

Shareholder value added	$163	$185	$808	$570
Net interest yield (FTE basis)	0.83%	1.40%	0.97%	1.56%
Return on average equity	16.90	17.34	21.11	18.45
Efficiency ratio (FTE basis)	73.86	72.99	69.03	73.81
Average:
Total loans and leases	$32,280	$35,370	$32,865	$33,889
Total assets	422,920	313,473	407,569	310,989
Total deposits	83,042	72,224	84,207	72,609
Common equity/Allocated equity	10,180	10,803	10,211	9,663
Period end:
Total loans and leases	33,387	33,909	33,387	33,909
Total assets	371,861	292,622	371,861	292,622
Total deposits	80,428	68,311	80,428	68,311

Net Interest Income declined $180 million, or 19 percent, and $530 million, or 17 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Driving the decreases for the three and nine months ended September 30, 2005, were decreases of $132 million, or 29 percent, and $478 million, or 29 percent, in trading-related Net Interest Income. Despite the growth in average trading-related earning assets during the three and nine months ended September 30, 2005, the contribution to Net Interest Income decreased due to a flattening yield curve. The increase in Trading Account Profits, which benefited from the growth in average trading-related earning assets, more than offset the decline in trading-related Net Interest Income. For the three and nine months ended September 30, 2005, core net interest income decreased $48 million to $456 million and $52 million to $1.4 billion compared to the same periods in 2004, primarily due to spread compression and a decrease in Average Loans and Leases. Average Deposits increased $10.8 billion, or 15 percent, and $11.6 billion, or 16 percent, for the three and nine months ended September 30, 2005.

Noninterest Income increased $437 million, or 39 percent, and $741 million, or 20 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Driving the increase for the three months ended September 30, 2005 were higher Trading Account Profits and Investment Banking Income offset by a decline in Service Charges. For the nine months ended September 30, 2005, increases in Trading Account Profits and Equity Investment Gains drove the improvement. These increases were partially offset by declines in Service Charges and Investment Banking Income for the nine months ended September 30, 2005.

Trading-related revenue and equity commissions, both key measures reviewed by management, are presented in the following table.

Trading-related Revenue and Equity Commissions

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Trading-related net interest income (FTE basis)	$316	$448	$1,144	$1,622
Trading account profits (1)	484	136	1,448	790

Total trading-related revenue (1)	800	584	2,592	2,412
Equity commissions (2)	196	153	590	494

Total trading-related revenue and equity commissions	$996	$737	$3,182	$2,906

Trading-related revenue and equity commissions by product
Fixed income	$336	$299	$894	$1,264
Interest rate (FTE basis)	176	118	590	572
Foreign exchange	199	163	585	521
Equities and equity commissions	363	193	965	614
Commodities	(35)	18	53	12

Market-based trading-related revenue and equity commissions	1,039	791	3,087	2,983
Credit portfolio hedges (3)	(43)	(54)	95	(77)

Total trading-related revenue and equity commissions (1)	$996	$737	$3,182	$2,906

(1)	Total Corporate Trading Account Profits were $514 million and $184 million for the three months ended September 30, 2005 and 2004, and $1.6 billion and $600 million for the nine months ended September 30, 2005 and 2004. Total Corporate trading-related revenue was $830 million and $632 million for the three months ended September 30, 2005 and 2004, and $2.7 billion and $2.2 billion for the nine months ended September 30, 2005 and 2004.

(2)	Equity commissions are included in Investment and Brokerage Services in the Consolidated Statement of Income.

(3)	Includes CDS and related products used for credit risk management. For additional information on CDS see Concentrations of Commercial Credit Risk beginning on page 72.

Market-based trading-related revenue and equity commissions increased $248 million, or 31 percent, for the three months ended September 30, 2005 compared to the same period in 2004. Driving this increase was trading-related revenue from equities and equity commissions due to gains on derivative contracts. Interest rate-related revenues increased primarily related to higher sales activity. Fixed income increased due to increased deal activity and higher gains partially offset by the negative impact of increased spread volatility in certain industries. Foreign exchange revenue increased driven by increased customer activity. Partially offsetting these increases was a decline in commodities due to volatility in the energy markets and disruption in the production and distribution of natural gas.

For the nine months ended September 30, 2005, market-based trading-related revenue increased $104 million, or three percent, compared to the same period in 2004. Fixed income decreased due to increased spread volatility in certain industries and lack of investor demand. Offsetting this decline were increases in equities and equity commissions, foreign exchange revenue and commodities. Trading-related revenue from equities and equity commissions increased due to higher customer activity and the absence of net losses on a retained stock position that occurred in the first nine months of 2004. Foreign exchange revenue increased due to increased customer flow resulting from an expanded client base and higher volatilities in the marketplace which created additional trading opportunities. For the nine months ended September 30, 2005, Commodities revenue increased compared to the nine months ended September 30, 2004, as the prior year included losses from gas and jet fuel prices.

Total trading-related revenue and equity commissions included the net results associated with credit portfolio hedge net losses of $43 million and net gains of $95 million for the three and nine months ended September 30, 2005, an improvement of

$11 million and $172 million from the same periods in 2004. The improvements were primarily due to widening spreads on CDS in certain industries.

The following table presents the detail of Investment Banking Income within the segment.

Investment Banking Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Securities underwriting	$245	$219	$583	$711
Syndications	104	128	341	381
Advisory services	135	66	305	216
Other	7	7	19	25

Total investment banking income (1)	$491	$420	$1,248	$1,333

(1)	Investment Banking Income recorded in other business segments and All Other was $31 million and $18 million for the three months ended September 30, 2005 and 2004, and $71 million and $56 million for the nine months ended September 30, 2005 and 2004.

Investment Banking Income increased $71 million, or 17 percent, and decreased $85 million, or six percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increase for the three months ended September 30, 2005 was due to higher advisory services income resulting from increased merger and acquisition activity, and an increase in securities underwriting. Offsetting these increases was a decrease in syndications income due to lower market activity. The decrease for the nine months ended September 30, 2005 was due primarily to a decline in securities underwriting as the overall market and fee pool contracted and private placement activity declined. Also impacting the decrease in Investment Banking Income for the nine months ended September 30, 2005, was lower syndications income. These declines were offset by higher advisory services income due to increased merger and restructuring activity.

Provision for Credit Losses increased $83 million to negative $69 million, and $11 million to negative $236 million for the three and nine months ended September 30, 2005, compared to the same periods in 2004, driven by the slowing rate of improvement in commercial credit quality, partially offset by higher recoveries in both periods. For more information, see Credit Risk Management beginning on page 67.

Noninterest Expense increased $206 million, or 14 percent, and decreased $182 million, or four percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005, the increase was primarily due to higher Personnel expense and litigation costs. The decrease in Noninterest Expense for the nine months ended September 30, 2005, was primarily due to lower other general operating expense primarily due to the segment’s share of the mutual fund settlement and other litigation reserves recorded in 2004, partially offset by higher Personnel expense and processing costs, including costs associated with the strategic initiative.

Global Wealth and Investment Management

This segment provides tailored investment services to individual and institutional clients in various stages and economic cycles. Our clients are offered specific products and services based on their needs through five major businesses: Premier Banking, Banc of America Investments (BAI), The Private Bank, Columbia Management Group (Columbia) and Other Services.

Premier Banking and Investments (PB&I) is now included with BAI, our full-service retail brokerage business, to bring both personalized banking and investment expertise through priority service with client-dedicated teams. Premier Banking provides a high-touch client experience for our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $250,000 or they have at least $100,000 of investable assets, through a network of more than 2,000 client managers. BAI is the third largest bank-owned brokerage company in the U.S. with $145.5 billion in client assets. BAI serves approximately 1.6 million accounts through a network of approximately 1,900 financial advisors throughout the U.S.

The Private Bank provides integrated wealth management solutions to high-net-worth individuals, middle market institutions and charitable organizations with investable assets greater than $3 million. Services include investment, trust, banking and lending services as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory).

In 2004, we announced a new business designed to serve the needs of ultra high-net-worth individuals and families. This business has been named Family Wealth Advisors (FWA) at The Private Bank. This new business provides a higher level of contact and tailored service and wealth management solutions that address the complex needs of clients with investable assets greater than $50 million. FWA was rolled out during the first quarter of 2005.

Columbia is an asset management organization primarily serving the needs of institutional customers. Columbia provides asset management services, liquidity strategies and separate accounts. Columbia also provides mutual funds offering a full range of investment styles across an array of products including equities, fixed income (taxable and nontaxable) and cash products. In addition to servicing institutional clients, Columbia distributes its products and services to individuals through The Private Bank, BAI, FWA and nonproprietary channels including other brokerage firms.

Other Services include the Investment Services Group, which provides products and services from traditional capital markets products to alternative investments and Banc of America Specialist, a New York Stock Exchange market-maker.

Global Wealth and Investment Management

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$926	$757	$2,777	$2,034
Noninterest income:
Investment and brokerage services	788	760	2,334	1,962
All other income	121	88	354	256

Total noninterest income	909	848	2,688	2,218

Total revenue	1,835	1,605	5,465	4,252
Provision for credit losses	1	(18)	(6)	(16)
Noninterest expense	915	873	2,734	2,502

Income before income taxes	919	750	2,737	1,766
Income tax expense	336	274	985	644

Net income	$583	$476	$1,752	$1,122

Shareholder value added	$326	$236	$985	$527
Net interest yield (FTE basis)	3.12%	3.34%	3.14%	3.45%
Return on average equity	23.23	20.21	23.42	19.33
Efficiency ratio (FTE basis)	49.85	54.40	50.03	58.86
Average:
Total loans and leases	$55,175	$45,654	$52,983	$42,749
Total assets	125,687	97,677	125,992	84,907
Total deposits	116,068	87,909	116,140	76,527
Common equity/Allocated equity	9,950	9,372	10,001	7,750
Period end:
Total loans and leases	56,064	47,028	56,064	47,028
Total assets	123,578	104,247	123,578	104,247
Total deposits	114,301	94,354	114,301	94,354

Net Interest Income increased $169 million, or 22 percent, and $743 million, or 37 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. These increases were due to growth in deposits and loans in both Premier Banking and The Private Bank. For the three and nine months ended September 30, 2005, Average Deposits increased $28.2 billion, or 32 percent, and $39.6 billion, or 52 percent, due to migration of account balances from Global Consumer and Small Business Banking to Premier Banking, as well as organic growth in both Premier Banking and The Private Bank. For the same periods, Average Loans and Leases increased $9.5 billion, or 21 percent, and $10.2 billion, or 24 percent, due to higher loan volume in both Premier Banking and The Private Bank. In addition, for the nine months ended September 30, 2005, the increases in Average Deposits and Loans and Leases were due to the addition of the FleetBoston portfolio.

Noninterest Income increased $61 million, or seven percent, and $470 million, or 21 percent, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. For the three months ended September 30, 2005, the increase was due to increases in Equity Investment Gains of $30 million and Investment and Brokerage Services of $28 million. For the nine months ended September 30, 2005, Noninterest Income consisted primarily of Investment and Brokerage Services, which represents brokerage commissions and fees earned on client assets. The Investment and Brokerage Services revenue increase for the nine months ended September 30, 2005 compared to the same period in 2004, reflected the addition of FleetBoston.

Client Assets

(Dollars in billions)	September 30 2005	December 31 2004
Assets under management	$457.4	$451.5
Client brokerage assets	155.6	149.9
Assets in custody	96.1	107.0

Total client assets	$709.1	$708.4

Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of money market products, equities, and taxable and nontaxable fixed income securities. At September 30, 2005, assets under management increased $5.9 billion compared to December 31, 2004, driven by net inflows primarily in long-term assets and favorable market action.

Noninterest Expense increased $42 million, or five percent to $915 million for the three months ended September 30, 2005, and increased $232 million, or nine percent, for the nine months ended September 30, 2005 compared to the same periods in 2004. The increase for the three months ended September 30, 2005 was due primarily to increased Personnel expenses driven by Premier Banking growth in the Northeast. The increase for the nine months ended September 30, 2005, was primarily due to the addition of FleetBoston. This increase was partially offset by lower other general operating expenses due to the segment’s share of the mutual fund settlement recorded in 2004.

All Other

Included in All Other are our Equity Investments businesses, and Other.

Equity Investments include Principal Investing and other corporate investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout.

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

All Other

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Net interest income (FTE basis)	$46	$1	$98	$139
Noninterest income:
Equity investment gains	564	182	1,243	348
All other income	(217)	(193)	(342)	(483)

Total noninterest income	347	(11)	901	(135)

Total revenue	$393	$(10)	$999	$4
Provision for credit losses	41	44	38	394
Gains on sales of debt securities	13	614	846	1,917
Merger and restructuring charges	120	221	353	346
All other noninterest expense	157	180	278	11

Income before income taxes	88	159	1,176	1,170
Income tax expense (benefit)	(36)	35	244	323

Net income	$124	$124	$932	$847

Shareholder value added	$(305)	$(99)	$(204)	$(39)

Total Revenue for All Other increased $403 million to $393 million and $995 million to $999 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004, primarily driven by Noninterest Income. Noninterest Income growth resulted from increases of $382 million and $895 million in Equity Investment Gains for the three and nine months ended September 30, 2005. Also contributing to the increases in Noninterest Income for the nine months ended September 30, 2005 were gains recognized on the sale of whole mortgage loans of $276 million, compared to losses of $3 million for the same period in 2004.

Provision for Credit Losses remained relatively flat at $41 million during the third quarter of 2005, and decreased $356 million to $38 million for the nine months ended September 30, 2005 compared to the same periods of 2004, resulting from changes to components of the formula effective in 2004, and reduced credit costs in 2005 associated with previously exited businesses. The third quarter of 2005 also included a $50 million provision for estimated losses associated with Hurricane Katrina.

Gains on Sales of Debt Securities decreased $601 million and $1.1 billion for the three and nine months ended September 30, 2005. The decrease was due to larger gains realized in 2004 as we repositioned the ALM portfolio to manage mortgage prepayment risk.

Merger and Restructuring Charges decreased $101 million and increased $7 million for the three and nine months ended September 30, 2005. As the Merger and infrastructure initiative are reaching their completion, the associated charges have decreased for the three months ended September 30, 2005 as compared to the same period in 2004. For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

All other noninterest expense decreased $23 million and increased $267 million for the three and nine months ended September 30, 2005, primarily due to decreased operating costs for the three months ended September 30, 2005 and increased Personnel expenses for the nine months ended September 30, 2005, compared to the same periods in 2004. Additionally, for the nine months ended September 30, 2004, certain litigation costs were allocated to the segments that did not reoccur in 2005.

Equity Investments

Equity Investments reported Net Income of $309 million and $574 million for the three and nine months ended September 30, 2005, improvements of $259 million and $566 million compared to the same periods in 2004. The improvements were primarily due to higher revenues in Principal Investing driven by increasing liquidity in the private equity markets. When compared to the prior year, Principal Investing revenue increased $398 million to $515 million, and $927 million to $993 million for the three and nine months ended September 30, 2005. The increased revenues were driven by increased realized gains and decreased impairments from the prior year.

The following table presents the carrying value of equity investments in the Principal Investing portfolio by major industry at September 30, 2005 and December 31, 2004:

Equity Investments in the Principal Investing Portfolio

(Dollars in millions)	September 30 2005	December 31 2004
Consumer discretionary	$1,663	$2,058
Information technology	1,122	1,089
Industrials	1,046	1,118
Telecommunication services	667	769
Healthcare	561	576
Financials	533	606
Materials	310	421
Real estate	208	229
Consumer staples	180	230
Energy	64	81
Individual trusts, nonprofits, government	41	49
Utilities	19	24

Total	$6,414	$7,250

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, shareholder value added targets and corporate risk limits. By allocating capital to a business unit, we effectively define that unit’s ability to take on risk. Country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational. For a more detailed discussion of our risk management activities, see pages 26 through 28 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Strategic Risk Management

The Board provides oversight for strategic risk through the CEO and the Finance Committee. We use an integrated business planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources. The process begins with an assessment that creates a plan for the Corporation, setting the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s direction. Tactics and metrics are monitored to ensure adherence to the plans. As part of this monitoring, business units perform a quarterly self-assessment further described in the Operational Risk Management section beginning on page 92. This assessment looks at changing market and business conditions, and the overall risk in meeting objectives. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and self-assessments.

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

One ratio used to monitor the stability of our funding composition is the “loan to domestic deposit” (LTD) ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic customer deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic customer deposits. The ratio was 98 percent at September 30, 2005 compared to 93 percent at December 31, 2004. The increase was primarily attributable to organic growth in the loan and lease portfolio.

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

On August 4, 2005, we established a $20.0 billion Euro Medium Note Program to issue senior and subordinated debt securities of the Corporation. On August 15, 2005, we established a ¥500 billion shelf registration statement to issue bonds of the Corporation.

Deposits and Other Funding Sources

Deposits are a key source of funding. Tables 5 and 6 beginning on page 41 provide information on the average amounts of deposits and the rates paid by deposit category. Average Deposits increased $44.9 billion to $632.8 billion for the three months ended September 30, 2005 compared to the same period in 2004 due to a $20.0 billion increase in average noninterest-bearing deposits, an $18.3 billion increase in average domestic interest-bearing deposits, and a $6.6 billion increase in average foreign interest-bearing deposits due to organic growth. Average Deposits increased $101.6 billion to $633.6 billion for the nine months ended September 30, 2005 compared to the same period in 2004 due to a $63.0 billion increase in average domestic interest-bearing deposits, a $28.2 billion increase in average noninterest-bearing deposits and a $10.5 billion increase in average foreign interest-bearing deposits. These increases include the impact of the addition of the FleetBoston portfolio as well as organic growth. We categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $39.5 billion to $569.3 billion for the three months ended September 30, 2005, a seven percent increase from a year ago. The increase was distributed between consumer CDs and IRAs and noninterest-bearing deposits offset by a decrease in NOW and money market deposits. Average market-based deposit funding increased $5.4 billion to $63.5 billion for the three months ended September 30, 2005 compared to the same period in 2004. The increase was due to a $6.6 billion increase in foreign interest-bearing deposits offset by a $1.2 billion decrease in negotiable CDs, public funds and other domestic time deposits. Deposits, on average, represented 49 percent and 54 percent of total sources of funds for the three months ended September 30, 2005 and 2004. Average core deposits increased $89.1 billion to $565.1 billion for the nine months ended September 30, 2005, a 19 percent increase from a year ago. The increase was distributed between consumer

CDs and IRAs, noninterest-bearing deposits, NOW and money market deposits, and savings. Average market-based deposit funding increased $12.5 billion to $68.5 billion for the nine months ended September 30, 2005 compared to the same period in 2004. The increase was due to a $10.5 billion increase in foreign interest-bearing deposits and a $2.0 billion increase in negotiable CDs, public funds and other domestic time deposits. Deposits, on average, represented 50 percent and 53 percent of total sources of funds for the nine months ended September 30, 2005 and 2004.

Additional sources of funds include short-term borrowings, Long-term Debt and Shareholders’ Equity. Average short-term borrowings, were up $114.0 billion to $340.0 billion for the three months ended September 30, 2005 compared to the same period in 2004 due primarily to increases in securities sold under agreements to repurchase of $79.2 billion, notes payable of $18.3 billion, other short-term borrowings of $9.4 billion and commercial paper of $7.7 billion that were used to fund asset growth or facilitate trading activities. Average short-term borrowings were up $94.5 billion to $313.7 billion for the nine months ended September 30, 2005 compared to the same period in 2004 due primarily to increases in securities sold under agreements to repurchase of $62.9 billion, notes payable of $15.8 billion, other short-term borrowings of $9.3 billion and commercial paper of $6.6 billion that were used to fund asset growth or facilitate trading activities. Issuances and repayments of Long-term Debt were $17.8 billion and $13.1 billion for the nine months ended September 30, 2005.

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

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At September 30, 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $13.9 billion (related outstandings of $276 million) were not included in credit card line commitments in the table below.

Table 7

Credit Extension Commitments

	September 30, 2005
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments (1)	$119,942	$157,659	$277,601
Home equity lines of credit	1,860	71,431	73,291
Standby letters of credit and financial guarantees	25,133	17,120	42,253
Commercial letters of credit	5,415	432	5,847

Legally binding commitments	152,350	246,642	398,992
Credit card lines	175,660	8,912	184,572

Total	$328,010	$255,554	$583,564

(1)	At September 30, 2005, there were equity commitments of $1.6 billion related to obligations to further fund Principal Investing equity investments.

On- and Off-balance Sheet Financing Entities

Off-balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the underlying assets. The purpose and use of these types of entities are more fully discussed in the Corporation’s Current Report on Form 8-K filed on July 12, 2005, on pages 33 through 34.

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At September 30, 2005 and December 31, 2004, we had off-balance sheet liquidity commitments and SBLCs to these entities of $23.2 billion and $23.8 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 7. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $18 million and $21 million, and $51 million and $61 million for the three and nine months ended September 30, 2005 and 2004.

On-balance Sheet Commercial Paper Conduits

In addition to the off-balance sheet financing entities previously described, we also utilize commercial paper conduits that have been consolidated based on our determination that we are the primary beneficiary of the entities in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R). At September 30, 2005 and December 31, 2004, the consolidated assets and liabilities of these conduits were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Capital Markets and Investment Banking. At September 30, 2005 and December 31, 2004, we held $7.0 billion and $7.7 billion of assets of these entities while our maximum loss exposure associated with these entities, including unfunded lending commitments, was approximately $8.6 billion and $9.4 billion.

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

We may provide liquidity, SBLCs or similar loss protection commitments to the entity, or we may enter into derivatives with the entity in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At September 30, 2005 and December 31, 2004, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to these entities of $7.1 billion and $7.4 billion. Substantially all of these commitments mature within one year and are included in Table 7. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements. Net revenues earned from fees associated with these entities were $39 million and $6 million, and $71 million and $27 million for the three and nine months ended September 30, 2005 and 2004.

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

Capital Management

The final component of liquidity risk is capital management, which focuses on the level of Shareholders’ Equity. Shareholders’ Equity was $101.3 billion at September 30, 2005, an increase of $1.6 billion from December 31, 2004. This increase was driven by Net Income of $13.1 billion, Common Stock Issued Under Employee Plans and Related Tax Benefits of $2.4 billion, and offset by Cash Dividends Paid of $5.7 billion, Common Share Repurchases of $4.3 billion, Net Unrealized Losses on Derivatives of $2.2 billion and Net Unrealized Losses on Available-for-Sale Debt and Marketable Equity Securities of $1.7 billion.

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. In light of our company’s announced merger with MBNA, our ability to repurchase shares of common stock is limited by additional SEC rules and regulations. We repurchased 10.6 million shares of common stock in the three months ended September 30, 2005, which more than offset the 7.0 million shares issued under our company’s employee stock plans. We expect to continue to repurchase a number of shares of common stock at least equal to any shares issued under our company’s employee stock plans. For additional information on common share repurchases, see Note 11 of the Consolidated Financial Statements.

Effective for the third quarter dividend, the Board increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per common share. The cash dividend was paid on September 23, 2005 to common shareholders of record on September 2, 2005. In October 2005, the Board declared a fourth quarter dividend which will be payable December 23, 2005 to common shareholders of record on December 2, 2005.

As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market and operational. Average common equity allocated to business units was $81.8 billion and $82.7 billion, and $82.3 billion and $65.7 billion for the three and nine months ended September 30, 2005 and 2004. The increase in average allocated common equity for the nine months ended September 30, 2005 was primarily due to the Merger. Average unallocated common equity (not allocated to business units) was $18.4 billion and $13.4 billion, and $16.7 billion and $13.6 billion for the three and nine months ended September 30, 2005 and 2004.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 8 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, National Association (Bank of America, N.A.), Fleet National Bank and Bank of America, N.A. (USA) at September 30, 2005 and December 31, 2004. On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. As of September 30, 2005, the entities were classified as “well-capitalized” for regulatory purposes, the highest classification. For additional information on the regulatory capital ratios along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, see Note 14 of the Consolidated Financial Statements of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Certain corporate sponsored trust companies which issue trust preferred securities (Trust Securities) are deconsolidated under FIN 46R. As a result, the Trust Securities are not included on our Consolidated Balance Sheets. On March 1, 2005, the FRB issued Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital (the Final Rule) which allows Trust Securities to continue to qualify as Tier 1 Capital with revised quantitative limits that would be effective after a five-year transition period. As a result, we will continue to report Trust Securities in Tier 1 Capital.

The FRB’s Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. As of September 30, 2005, our restricted core capital elements comprised 16.9 percent of total core capital elements. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

Table 8

Regulatory Capital

	September 30, 2005			December 31, 2004
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.21%	$73,030	$35,599	8.10%	$64,281	$31,741
Bank of America, N.A.	8.71	67,579	31,051	8.19	46,357	22,630
Fleet National Bank (2)	—	—	—	10.10	14,741	5,837
Bank of America, N.A. (USA)	9.19	5,692	2,478	8.54	3,879	1,817
Total
Bank of America Corporation	11.12	98,989	71,198	11.63	92,266	63,482
Bank of America, N.A.	10.66	82,725	62,102	10.23	57,890	45,259
Fleet National Bank (2)	—	—	—	13.32	19,430	11,673
Bank of America, N.A. (USA)	12.05	7,464	4,956	11.93	5,418	3,634
Leverage
Bank of America Corporation	5.85	73,030	37,421	5.82	64,281	33,142
Bank of America, N.A.	6.64	67,579	30,554	6.20	46,357	22,445
Fleet National Bank (2)	—	—	—	8.15	14,741	5,427
Bank of America, N.A. (USA)	9.95	5,692	1,716	9.19	3,879	1,266

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

Credit Risk Management

Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Credit risk can also arise from operational failures that result in an advance, commitment or investment of funds. Credit risk exists in our outstanding loans and leases, derivatives, trading account assets and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications, including loans and leases, standby letters of credit and financial guarantees, derivative and trading account assets, assets held-for-sale, and commercial letters of credit. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us completely fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements. Our consumer and commercial credit extension and review procedures take into account credit exposures that are both funded and unfunded. For additional information on derivatives and credit extension commitments, see Notes 4 and 10 of the Consolidated Financial Statements.

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

Table 9 presents outstanding consumer loans and leases at September 30, 2005 and December 31, 2004.

Table 9
Outstanding Consumer Loans and Leases
	September 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$177,317	50.8%	$178,103	54.3%
Credit card	56,079	16.1	51,726	15.8
Home equity lines	59,337	17.0	50,126	15.3
Direct/Indirect consumer	49,585	14.2	40,513	12.3
Other consumer (1)	6,639	1.9	7,439	2.3

Total consumer loans and leases	$348,957	100.0%	$327,907	100.0%

(1)	Includes consumer finance of $2,988 million and $3,395 million; foreign consumer of $3,575 million and $3,563 million; and consumer lease financing of $76 million and $481 million at September 30, 2005 and December 31, 2004.

Concentrations of Consumer Credit Risk

Our consumer credit risk is diversified through our geographic span, diversity of our franchise and our product offerings. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases.

From time to time, we purchase credit protection on certain portions of our consumer portfolio. Beginning in 2003, we entered into several transactions to purchase credit protection on a portion of our residential mortgage loan portfolio. These transactions are designed to enhance our overall risk management strategy. In 2004, we entered into a similar transaction for a portion of our indirect automobile loan portfolio. At September 30, 2005 and December 31, 2004, approximately $98.5 billion and $88.7 billion of residential mortgage and indirect automobile loans were credit protected. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. These transactions had the cumulative effect of reducing our risk-weighted assets by $27.1 billion and $25.5 billion at September 30, 2005 and December 31, 2004, and resulted in 25 bp and 26 bp increases in our Tier 1 Capital ratio at September 30, 2005 and December 31, 2004.

Consumer Portfolio Credit Quality Performance

Credit quality in our residential mortgage, home equity and indirect portfolio continued to be strong and consistent with performance from the same period a year ago.

Managed credit card performance was impacted by continued growth and seasoning of the portfolio, increased minimum payment requirements implemented in April 2004 and increased bankruptcy filings prior to legislation which became effective October 17, 2005. The nine-month period ended September 30, 2005 compared to the same period in 2004 was also impacted by the addition of the FleetBoston credit card portfolio.

Credit card loans are generally charged off at 180 days past due or 60 days from notification of bankruptcy filing and are not classified as nonperforming. Unsecured consumer loans and deficiencies in non-real estate secured loans and leases are charged off at 120 days past due and are generally not classified as nonperforming. Real estate secured consumer loans are placed on nonaccrual and are classified as nonperforming no later than 90 days past due. The amount deemed uncollectible on real estate secured loans is charged off at 180 days past due.

Table 10 presents consumer net charge-offs and net charge-off ratios on the held portfolio during the three and nine months ended September 30, 2005 and 2004.

Table 10

Consumer Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$7	0.02%	$7	0.02%	$22	0.02%	$30	0.02%
Credit card	772	5.55	586	5.09	2,286	5.76	1,614	5.20
Home equity lines	9	0.06	2	0.02	24	0.06	11	0.04
Direct/Indirect consumer	60	0.50	56	0.57	167	0.50	153	0.54
Other consumer	58	3.42	49	2.53	157	3.00	148	2.55

Total consumer	$906	1.06%	$700	0.89%	$2,656	1.07%	$1,956	0.91%

(1)	Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the period for each loan category.

As presented in Table 10, consumer net charge-offs from on-balance sheet loans increased $206 million to $906 million, and $700 million to $2.7 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Of these increased amounts, $186 million and $672 million were credit card net charge-offs. Higher credit card net charge-offs in both periods were driven by organic portfolio growth and seasoning, the return of previously securitized loans to the balance sheet, increases effective in 2004 in credit card minimum payment requirements and an increase in bankruptcy net charge-offs resulting from changes in bankruptcy legislation. For the nine months ended September 30, 2005 compared to the same period in 2004, the increase was also driven by the addition of the FleetBoston portfolio.

Net losses for the managed credit card portfolio increased $111 million to $864 million, or 5.74 percent, for the three months ended September 30, 2005, compared to 5.48 percent for the same period in 2004. For the nine months ended September 30, 2005, net losses for the managed credit card portfolio increased $665 million to $2.7 billion, or 6.04 percent, compared to 5.52 percent for the same period in 2004. Higher managed credit card net losses in both periods were driven by organic growth and seasoning, increases effective in 2004 in credit card minimum payment requirements and an increase in bankruptcy net losses resulting from changes in bankruptcy legislation. For the nine months ended September 30, 2005 compared to the same period in 2004, the increase was also driven by the addition of the FleetBoston portfolio.

As presented in Table 11, nonperforming consumer assets decreased $56 million from December 31, 2004 to $751 million at September 30, 2005. The decrease was due to a $50 million decline in nonperforming consumer loans and leases to $688 million, representing 0.20 percent of outstanding consumer loans and leases at September 30, 2005 compared to $738 million, representing 0.23 percent of outstanding consumer loans and leases at December 31, 2004. Nonperforming residential mortgages declined $61 million primarily due to a $52 million sale in the second quarter of 2005 and a $25 million sale in the third quarter partially offset by modest increases driven by portfolio growth. Nonperforming home equity lines increased $22 million related to portfolio growth. Other consumer nonperforming loans and leases fell $10 million due to the continued liquidation of the portfolios in our previously exited consumer businesses and a decline in foreign nonperforming loans and leases. In addition to the decline in nonperforming levels, loan growth contributed to the improvement in the nonperforming ratios.

Table 11 Nonperforming Consumer Assets
(Dollars in millions)	September 30 2005	December 31 2004
Nonperforming consumer loans and leases
Residential mortgage	$493	$554
Home equity lines	88	66
Direct/Indirect consumer	32	33
Other consumer	75	85

Total nonperforming consumer loans and leases	688	738
Consumer foreclosed properties	63	69

Total nonperforming consumer assets (1)	$751	$807

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.20%	0.23%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.22	0.25

(1)	Balances do not include $11 million and $28 million of nonperforming consumer loans held-for-sale, included in Other Assets, at September 30, 2005 and December 31, 2004.

Table 12 presents the additions and reductions to nonperforming assets in the consumer portfolio during the most recent five quarters.

Table 12 Nonperforming Consumer Assets Activity
(Dollars in millions)	Third Quarter 2005	Second Quarter 2005	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004
Nonperforming loans and leases
Balance, beginning of period	$678	$721	$738	$703	$709

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	256	255	243	379	354
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(52)	(65)	(73)	(107)	(89)
Sales	(25)	(52)	—	(16)	(21)
Returns to performing status (1)	(120)	(128)	(142)	(183)	(194)
Charge-offs (2)	(29)	(34)	(31)	(28)	(28)
Transfers to foreclosed properties	(20)	(19)	(13)	(10)	(28)
Transfers to loans held-for-sale	—	—	(1)	—	—

Total net additions to (reductions in) nonperforming loans and leases	10	(43)	(17)	35	(6)

Total nonperforming loans and leases, end of period	688	678	721	738	703

Foreclosed properties
Balance, beginning of period	62	65	69	76	90

Additions to foreclosed properties:
New foreclosed properties	35	30	26	26	29
Reductions in foreclosed properties:
Sales	(28)	(27)	(24)	(27)	(37)
Writedowns	(6)	(6)	(6)	(6)	(6)

Total net additions to (reductions in) foreclosed properties	1	(3)	(4)	(7)	(14)

Total foreclosed properties, end of period	63	62	65	69	76

Nonperforming consumer assets, end of period	$751	$740	$786	$807	$779

(1)	Consumer loans are generally returned to performing status when principal or interest is less than 90 days past due.

(2)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans are not included above.

Included in Other Assets were consumer loans held-for-sale of $8.9 billion and $7.2 billion at September 30, 2005 and June 30, 2005, including nonperforming consumer loans held-for-sale of $11 million and $14 million at September 30, 2005 and June 30, 2005.

On-balance sheet consumer loans and leases 90 days or more past due and still accruing interest totaled $1.3 billion at September 30, 2005, and were up $179 million from June 30, 2005, primarily driven by a $163 million increase in credit card loans due to continued seasoning and growth.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 40 of the Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Table 13 presents outstanding commercial loans and leases at September 30, 2005 and December 31, 2004.

Table 13 Outstanding Commercial Loans and Leases
	September 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent

Commercial—domestic	$130,730	63.6%	$122,095	62.9%
Commercial real estate (1)	35,794	17.4	32,319	16.7
Commercial lease financing	20,284	9.9	21,115	10.9
Commercial—foreign	18,838	9.1	18,401	9.5

Total commercial loans and leases	$205,646	100.0%	$193,930	100.0%

(1)	Includes domestic commercial real estate loans of $35,116 million and $31,879 million; and foreign commercial real estate loans of $678 million and $440 million at September 30, 2005 and December 31, 2004.

Concentrations of Commercial Credit Risk

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 14 through 17 summarize these concentrations. These activities play an important role in managing credit risk concentrations and for other risk mitigation purposes.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Capital Markets and Investment Banking. Within that portfolio, concentrations continue to be addressed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute”, and partly through the purchase of credit protection through credit derivatives. We utilize various risk mitigation tools to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Two widely used tools are CDS and collateralized loan obligations (CLOs) in which a layer of loss is sold to third parties. Earnings volatility increases due to accounting asymmetry as we mark to market the CDS, as required by SFAS 133, and CLOs through Trading Account Profits, while the loans are recorded at historical cost less an allowance for credit losses or, if held-for-sale, the lower of cost or market.

At September 30, 2005 and December 31, 2004, we had net notional of credit default protection purchased in our credit derivatives portfolio of $16.9 billion and $10.8 billion. Our credit portfolio hedges, including the impact of mark-to-market, resulted in net losses of $43 million and $54 million during the three months ended September 30, 2005 and 2004, and net gains of $95 million and net losses of $77 million during the nine months ended September 30, 2005 and 2004. Losses for the three months ended September 30, 2005 and 2004 primarily reflected the impact of spread tightening. Gains for the nine months ended September 30, 2005 resulted from spread widening in certain industries in the first half of the year.

Table 14 shows commercial utilized credit exposure by industry based on Standard & Poor’s industry classifications and includes commercial loans and leases, SBLCs and financial guarantees, derivatives, assets held-for-sale, and commercial letters of credit. These amounts exclude the impact of our credit hedging activities, which are separately included in the two columns to the right of the chart. To lessen the cost of obtaining our desired credit protection levels credit exposure may be added within an industry, borrower or counterparty group by selling protection. A negative number indicates a net amount of protection purchased in a particular industry; conversely, a positive number indicates a net amount of protection sold in a particular industry. As shown in the table below, commercial utilized credit exposure is diversified across a range of industries.

Table 14 Commercial Utilized Credit Exposure and Net Credit Default Protection by Industry
	Commercial Utilized Credit Exposure (1)		Net Credit Default Protection
	September 30 2005	December 31 2004	September 30 2005	December 31 2004
(Dollars in millions)
Real estate (2)	$42,839	$36,672	$(843)	$(268)
Retailing	25,046	23,149	(1,112)	(829)
Banks	23,831	25,265	(31)	61
Diversified financials	23,488	25,932	(515)	(1,177)
Education and government	21,436	17,429	—	—
Individuals and trusts	17,230	16,110	—	—
Consumer durables and apparel	14,501	13,427	(852)	(406)
Materials	13,914	14,123	(1,005)	(469)
Transportation	12,904	13,234	(266)	(143)
Capital goods	12,750	12,633	(799)	(819)
Commercial services and supplies	12,667	11,944	(295)	(175)
Leisure and sports, hotels and restaurants	12,657	13,331	(987)	(357)
Healthcare equipment and services	11,985	12,196	(979)	(354)
Food, beverage and tobacco	11,150	11,687	(647)	(226)
Energy	10,769	7,579	(761)	(457)
Religious and social organizations	6,140	5,710	—	—
Media	5,727	6,232	(1,609)	(801)
Utilities	5,362	5,615	(877)	(402)
Insurance	4,760	5,851	(1,523)	(643)
Food and staples retailing	3,531	3,610	(361)	(258)
Telecommunication services	3,486	3,030	(1,227)	(808)
Technology hardware and equipment	3,378	3,398	(500)	(301)
Software and services	2,483	3,292	(301)	(131)
Automobiles and components	1,874	1,894	(796)	(1,431)
Pharmaceuticals and biotechnology	1,384	1,441	(281)	(202)
Household and personal products	457	371	50	8
Other	2,864	3,132	(388)	(260)

Total	$308,613	$298,287	$(16,905)	$(10,848)

(1)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied.
Derivative asset collateral totaled $17.8 billion and $17.7 billion at September 30, 2005 and December 31, 2004.

(2)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers' or counterparties' primary business activity using operating cash flow and primary source of repayment as key factors.

At September 30, 2005 and December 31, 2004, the maturity profile of our net credit default protection portfolio was as follows:

	September 30 2005	December 31 2004
Less than or equal to one year	2%	3%
Greater than one year and less than or equal to five years	75	87
Greater than five years	23	10

Total	100%	100%

Table 15 shows our net credit default protection portfolio by credit exposure debt rating at September 30, 2005 and December 31, 2004.

Table 15

Net Credit Default Protection by Credit Exposure Debt Rating

(Dollars in millions)	September 30, 2005		December 31, 2004
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$5	—%	$89	0.8%
AA	638	3.8	340	3.1
A	4,947	29.2	2,884	26.6
BBB	8,412	49.8	5,777	53.3
BB	2,158	12.8	1,233	11.4
B	341	2.0	250	2.3
CCC	20	0.1	15	0.1
CC	31	0.2	—	—
NR	353	2.1	260	2.4

Total	$16,905	100.0%	$10,848	100.0%

Table 16 presents outstanding commercial real estate loans, which are diversified in terms of geographic region and property type. The amounts outstanding exclude commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate product reflects loans dependent on the sale, lease and rental, or refinancing of the real estate as the primary source of repayment.

Table 16

Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30, 2005	December 31, 2004
By Geographic Region(1)
California	$7,731	$6,293
Northeast	6,345	6,700
Southeast	4,335	3,448
Florida	4,064	3,562
Southwest	3,407	3,265
Midwest	2,299	1,860
Northwest	2,054	2,038
Midsouth	1,467	1,379
Other states	1,538	1,184
Geographically diversified(2)	1,876	2,150
Non-U.S.	678	440

Total	$35,794	$32,319

By Property Type
Residential	$7,532	$5,992
Office buildings	4,922	5,434
Apartments	4,799	4,940
Shopping centers/retail	4,139	4,490
Industrial/warehouse	3,546	2,263
Land and land development	3,319	2,388
Multiple use	1,068	744
Hotels/motels	859	909
Resorts	156	252
Other	5,454	4,907

Total	$35,794	$32,319

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(2)	The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.

Foreign Portfolio

As shown in Table 17, at September 30, 2005, foreign exposure to borrowers or counterparties in emerging markets increased by $1.6 billion to $17.3 billion compared to $15.6 billion at December 31, 2004, and represented 18 percent and 17 percent of total foreign exposure at September 30, 2005 and December 31, 2004.

At September 30, 2005, 49 percent of the emerging markets exposure was in Asia Pacific, compared to 40 percent at December 31, 2004. Asia Pacific emerging markets exposure increased by $2.2 billion largely due to an investment in CCB for $2.5 billion in August 2005. There was also an additional purchase of $500 million of CCB shares during their initial public offering in October 2005.

At September 30, 2005, 50 percent of the emerging markets exposure was in Latin America compared to 58 percent at December 31, 2004. The decrease in Latin America was attributable to lower exposure in Argentina and Other Latin America, partially offset by an increase in Mexico. The reduction in Argentina was across all exposure types. Lower exposures in Other Latin America were attributable to the sale of assets in Peru, Colombia and Panama, as well as lower securities trading exposure in Venezuela. Our 24.9 percent investment in Grupo Financiero Santander Serfin accounted for $2.0 billion and $1.9 billion of reported exposure in Mexico at September 30, 2005 and December 31, 2004.

Our largest exposure in Latin America was in Brazil. Our exposure in Brazil at September 30, 2005 and December 31, 2004 included $905 million and $1.6 billion of traditional cross-border credit exposure (Loans and Leases, letters of credit, etc.), and $2.6 billion and $1.8 billion of local country exposure net of local liabilities. Nonperforming assets in Brazil were $23 million at September 30, 2005, compared to $38 million at December 31, 2004. For the nine months ended September 30, 2005, net recoveries totaled $10 million compared to net charge-offs of $4 million for the nine months ended September 30, 2004.

We had risk mitigation instruments associated with certain exposures for Brazil, including structured trade related transfer risk mitigation of $865 million and $950 million, third party funding of $382 million and $286 million, and linked certificates of deposit of $66 million and $125 million at September 30, 2005 and December 31, 2004. The resulting total foreign exposure net of risk mitigation for Brazil was $2.2 billion at both September 30, 2005 and December 31, 2004.

Table 17 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 17

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing(2)	Derivative Assets(3)	Securities/ Other Investments(4, 5, 6)	Total Cross- border Exposure(7)	Local Country Exposure Net of Local Liabilities(8)	Total Foreign Exposure September 30, 2005	Increase/ (Decrease) from December 31, 2004
Region/Country
Latin America
Brazil	$741	$164	$—	$48	$953	$2,601	$3,554	$4
Mexico	790	157	58	2,218	3,223	—	3,223	357
Chile	234	14	—	5	253	886	1,139	(41)
Argentina	114	18	—	81	213	—	213	(178)
Other Latin America(9)	205	109	9	91	414	11	425	(650)

Total Latin America	2,084	462	67	2,443	5,056	3,498	8,554	(508)

Asia Pacific
China(6)	69	72	23	2,561	2,725	—	2,725	2,617
South Korea	392	499	51	725	1,667	—	1,667	284
India	416	107	276	452	1,251	178	1,429	(63)
Taiwan	259	104	104	30	497	327	824	(503)
Hong Kong	270	51	44	342	707	—	707	(412)
Singapore	211	7	55	185	458	—	458	118
Other Asia Pacific(9)	27	67	37	423	554	162	716	170

Total Asia Pacific	1,644	907	590	4,718	7,859	667	8,526	2,211

Central and Eastern Europe(9)	20	58	19	78	175	—	175	(66)

Total	$3,748	$1,427	$676	$7,239	$13,090	$4,165	$17,255	$1,637

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; and all countries in Central and Eastern Europe excluding Greece.

(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.

(3)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied. Derivative asset collateral totaled $13 million and $361 million at September 30, 2005 and December 31, 2004.

(4)	Amounts outstanding for Other Latin America and Other Asia Pacific have been reduced by $35 million and $15 million at September 30, 2005 and $196 million and $14 million at December 31, 2004. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.

(5)	Generally, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment except where the underlying securities are U.S. Treasuries, in which case the domicile is the U.S., and therefore, excluded from this presentation. For regulatory reporting under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.

(6)	Includes purchase of CCB shares for $2.5 billion in August 2005.

(7)	Cross-border exposure includes amounts payable to us by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.

(8)	Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at September 30, 2005 was $19.6 billion compared to $17.2 billion at December 31, 2004. Local liabilities at September 30, 2005 in Latin America and Asia Pacific was $10.4 billion and $9.2 billion of which $5.0 billion was in Brazil, $4.2 billion in Hong Kong, $2.5 billion in Singapore, $2.0 billion in Argentina, $1.3 billion each in Chile and Mexico, $754 million in Uruguay, $570 million in India and $551 million in South Korea. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(9)	Other Latin America, Other Asia Pacific, and Central and Eastern Europe include countries each with total foreign exposure of less than $300 million.

Commercial Portfolio Credit Quality Performance

Overall commercial credit quality continued to improve in the first nine months of 2005; however, the rate of improvement slowed this quarter.

Table 18 presents commercial net charge-offs and net charge-off ratios for the three and nine months ended September 30, 2005 and 2004.

Table 18

Commercial Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial—domestic	$54	0.17%	$25	0.08%	$73	0.08%	$150	0.18%
Commercial real estate	2	0.02	1	0.02	3	0.01	(5)	(0.02)
Commercial lease financing	209	4.06	(3)	(0.07)	243	1.58	(1)	(0.02)
Commercial—foreign	(26)	(0.55)	(4)	(0.09)	(61)	(0.45)	168	1.43

Total commercial	$239	0.47%	$19	0.04%	$258	0.18%	$312	0.24%

(1) Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the period for each loan category.

Commercial net charge-offs were $239 million for the three months ended September 30, 2005 compared to $19 million for the same period a year ago. Commercial net charge-offs were $258 million for the nine months ended September 30, 2005 compared to $312 million for the same period a year ago. Commercial lease financing net charge-offs increased $212 million and $244 million for the three and nine months ended September 30, 2005 compared to 2004 as we took $209 million in charge-offs associated with the domestic airline industry that was provided for previously. Commercial – foreign had net recoveries of $26 million this quarter compared to $4 million for the same period a year ago. Commercial – foreign net recoveries were $61 million in the nine months ended September 30, 2005 compared to net charge-offs of $168 million in the comparable period in 2004. Recoveries were centered in Bermuda, Latin America, India and the United Kingdom. Commercial – foreign net charge-offs of $168 million in the nine months ended September 30, 2004 were primarily related to one borrower in the food products industry. Commercial – domestic net charge-offs increased $29 million for the three months ended September 30, 2005, and decreased $77 million in the nine months ended September 30, 2005 compared to the same period last year. The decrease reflects the improvement in credit quality.

As presented in Table 19, commercial criticized credit exposure decreased $2.6 billion, or 26 percent, to $7.6 billion at September 30, 2005 compared to December 31, 2004. The net decrease was driven by $7.8 billion of paydowns, payoffs, credit quality improvements and charge-offs, principally $209 million related to the domestic airline industry. These decreases were partially offset by $5.2 billion of newly criticized exposure. Global Business and Financial Services accounted for 53 percent, or $1.4 billion, of the decrease in commercial criticized exposure centered in Commercial Aviation, Latin America and Middle Market Banking, which comprised 16 percent, 15 percent and 11 percent of the total decrease of $2.6 billion. Global Capital Markets and Investment Banking accounted for 36 percent, or $939 million, of the decrease in criticized exposure. Reductions were distributed across many industries of which the largest were utilities, airlines and media.

Table 19

Commercial Criticized Exposure (1)

	September 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)
Commercial—domestic	$5,398	2.78%	$6,340	3.38%
Commercial real estate	769	1.66	1,028	2.54
Commercial lease financing	749	3.69	1,347	6.38
Commercial—foreign	716	1.50	1,534	3.12

Total commercial criticized exposure	$7,632	2.47%	$10,249	3.44%

(1)    Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale and commercial letters of credit.

(2)    Commercial criticized exposure is taken as a percentage of total commercial utilized exposure.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that full collection of principal and/or interest in accordance with its contractual terms is not probable. As presented in Table 20, nonperforming commercial assets decreased $802 million to $846 million at September 30, 2005 due primarily to the $665 million decrease in nonperforming commercial loans and leases. The decrease for the nine months ended September 30, 2005 was centered in Global Business and Financial Services and Global Capital Markets and Investment Banking.

The decreases in total nonperforming commercial loans and leases primarily resulted from charge-offs of $547 million, paydowns and payoffs of $537 million, returns to performing status of $125 million and loan sales of $99 million. These decreases were partially offset by new nonaccrual loan inflows of $677 million.

Nonperforming commercial – domestic loans and leases decreased by $214 million and represented 0.49 percent of commercial – domestic loans and leases at September 30, 2005 compared to 0.70 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial – domestic to total commercial – domestic was driven by a broad-based decrease in nonperforming loans and leases across several industries, the largest of which were utilities, and metals and mining. Nonperforming commercial lease financing decreased $205 million primarily due to the previously mentioned charge-offs associated with the domestic airline industry, and represented 0.30 percent of commercial lease financing at September 30, 2005 compared to 1.26 percent at December 31, 2004. Nonperforming commercial – foreign decreased $203 million and represented 0.34 percent of commercial – foreign at September 30, 2005 compared to 1.45 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial – foreign to total commercial – foreign was attributable to Latin America.

The $140 million decrease in nonperforming securities from December 31, 2004 was primarily driven by an exchange of nonperforming securities for performing securities in Argentina that resulted from the completion of a government mandated securities exchange program.

Table 20 presents nonperforming commercial assets at September 30, 2005 and December 31, 2004.

Table 20
Nonperforming Commercial Assets
(Dollars in millions)	September 30, 2005	December 31, 2004
Nonperforming commercial loans and leases
Commercial—domestic	$641	$855
Commercial real estate	44	87
Commercial lease financing	61	266
Commercial—foreign	64	267

Total nonperforming commercial loans and leases	810	1,475
Nonperforming securities (1)	—	140
Commercial foreclosed properties	36	33

Total nonperforming commercial assets (2)	$846	$1,648

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.39%	0.76%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.41	0.85

(1)	The decline in nonperforming securities was primarily due to an exchange of nonperforming securities for performing securities during the second quarter of 2005.

(2)	Balances do not include $82 million and $123 million of nonperforming commercial assets, primarily commercial loans held-for-sale, included in Other Assets at September 30, 2005 and December 31, 2004.

Table 21 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 21

Nonperforming Commercial Assets Activity

(Dollars in millions)	Third Quarter 2005	Second Quarter 2005	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004
Nonperforming loans and leases
Balance, beginning of period	$1,092	$1,352	$1,475	$1,843	$2,170

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	213	271	193	274	204
Advances	11	6	12	7	23
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(131)	(221)	(185)	(362)	(303)
Sales	(9)	(64)	(26)	(78)	(124)
Returns to performing status (1)	(16)	(98)	(11)	(38)	(21)
Charge-offs (2)	(303)	(144)	(100)	(136)	(91)
Transfers to foreclosed properties	(3)	(10)	(6)	(3)	(15)
Transfers to loans held-for-sale	(44)	—	—	(32)	—

Total net reductions in nonperforming loans and leases	(282)	(260)	(123)	(368)	(327)

Total nonperforming loans and leases, end of period	810	1,092	1,352	1,475	1,843

Nonperforming securities
Balance, beginning of period	14	153	140	157	156

Additions to nonperforming securities:
New nonaccrual securities	—	2	13	1	32
Reductions in nonperforming securities:
Paydowns and payoffs	—	(130)	—	(11)	(26)
Returns to performing status	(2)	—	—	—	—
Writedowns	(12)	—	—	—	—
Sales	—	(11)	—	(7)	(5)

Total net additions to (reductions in) nonperforming securities	(14)	(139)	13	(17)	1

Total nonperforming securities, end of period	—	14	153	140	157

Foreclosed properties
Balance, beginning of period	49	47	33	57	54

Additions to foreclosed properties:
New foreclosed properties	4	10	18	9	18
Reductions in foreclosed properties:
Sales	(14)	(5)	(2)	(24)	(13)
Writedowns	(2)	(2)	(2)	(9)	(2)
Charge-offs	(1)	(1)	—	—	—

Total net additions to (reductions in) foreclosed properties	(13)	2	14	(24)	3

Total foreclosed properties, end of period	36	49	47	33	57

Nonperforming commercial assets, end of period	$846	$1,155	$1,552	$1,648	$2,057

(1)	Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well secured and is in the process of collection.

(2)	Certain loan and lease products, including commercial credit card, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.

Nonperforming commercial assets decreased $309 million during the third quarter of 2005 to end the period at $846 million. The decreases were primarily related to charge-offs associated with the domestic airline industry, the reduction in new nonaccrual loans and leases of $58 million, and transfers to loans held for sale of $44 million.

Included in Other Assets were commercial loans held-for-sale and leveraged lease partnership interests of $6.9 billion and $185 million at September 30, 2005, and $6.3 billion and $194 million at June 30, 2005, of which $81 million and $1 million were nonperforming loans held-for-sale and leveraged lease partnership interests at September 30, 2005 compared to $25 million and $10 million at June 30, 2005.

Domestic commercial loans and leases 90 days or more past due and still accruing interest, were $131 million at September 30, 2005, an increase of $27 million compared to June 30, 2005.

Provision for Credit Losses

The Provision for Credit Losses was $1.2 billion, a 78 percent increase, and $2.6 billion, a 27 percent increase, for the three and nine months ended September 30, 2005 compared to the same periods in 2004.

The consumer portion of the Provision for Credit Losses increased $215 million to $1.1 billion and $914 million to $3.1 billion for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Consumer net charge-offs increased $206 million to $906 million and $700 million to $2.7 billion for the three and nine months ended September 30, 2005, of which $186 million and $672 million of the increases were credit card net charge-offs. Higher credit card net charge-offs in both periods were driven by organic portfolio growth and seasoning, the return of previously securitized loans to the balance sheet, increases effective in 2004 in credit card minimum payment requirements, and an increase in bankruptcy related net charge-offs resulting from changes in bankruptcy legislation, while the nine-month increase was also impacted by the addition of the FleetBoston portfolio. The increased net charge-offs associated with the 2004 changes in credit card minimum payment requirements did not impact the Provision for Credit Losses in the first nine months of 2005 as those charge-offs were provided for in late 2004. The establishment in the second quarter of a $210 million Allowance for Loan and Lease Losses related to estimated 2006 net charge-offs from additional changes that will be made to credit card minimum payments requirements later this year also drove the provision increase for the nine-month period.

The commercial portion of the Provision for Credit Losses increased $197 million to negative $26 million for the three months ended September 30, 2005 compared to the same period in 2004 as the rate of improvement in commercial credit quality slowed. Commercial net charge-offs increased $220 million over the same period last year, of which $209 million related to the domestic airline industry. The airline charge-offs were previously provided for and therefore did not impact this quarter’s provision. The commercial portion of the Provision for Credit Losses for the nine months ended September 30, 2005 decreased $125 million to negative $248 million compared to the same period in 2004. This decrease was driven by continued improvements in credit quality, including reduced exposure and an improved risk profile in Latin America, and a decrease in commercial net charge-offs.

The Provision for Credit Losses related to the general portion of the Allowance for Loan and Lease Losses was $50 million and negative $206 million for the third quarter and first nine months of 2005. This compares to no general Provision for Credit Losses in the third quarter and $75 million in the first nine months of 2004. In the third quarter, the general portion of the Allowance for Loan and Lease Losses was increased by $50 million to establish reserves for the estimated losses associated with Hurricane Katrina, which represents our estimate based on the information available. Our estimated loss exposure is concentrated in the consumer portfolio. We believe the impact to our commercial loan and lease portfolio will not be material. Our estimate of the financial impact of Hurricane Katrina involved an evaluation of estimated losses that we believe have been incurred in our loan and lease portfolio. We do not believe that Hurricanes Rita or Wilma will have a significant impact on our results of operations or financial condition. For the nine months ended September 30, 2005, the provision included a second quarter reduction of $250 million of the imprecision component of the general portion of the reserve due to reduced uncertainties resulting from the completion of credit-related integration activities for FleetBoston.

For the remainder of 2005, we expect an increase in net charge-offs from bankruptcy reform in the range of $400 million to $500 million as consumers rushed to file ahead of the new law. A portion of these increased charge-offs represent acceleration of charge-offs that we would have expected to occur during 2006. We are in the process of evaluating the impact on the provision.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, by internal risk rating, current economic conditions and performance trends within each portfolio segment. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of September 30, 2005, updating of historical loss experience did not have a material impact to the allowance for commercial loan and lease losses. The allowance for consumer loan and lease losses is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of September 30, 2005, updating the loss forecast models to incorporate higher credit card loss expectations resulting from continued seasoning of the portfolio resulted in an increase in the allowance for consumer loan and lease losses.

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

The reserve for unfunded lending commitments decreased $12 million from December 31, 2004, primarily due to improvements in the credit quality of letters of credit.

Table 22 presents a rollforward of the allowance for credit losses for the three and nine months ended September 30, 2005 and 2004.

Table 22

Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2005	2004	2005	2004
Allowance for loan and lease losses, beginning of period	$8,319	$8,767	$8,626	$6,163

FleetBoston balance, April 1, 2004		—		2,763
Loans and leases charged off
Residential mortgage	(14)	(15)	(44)	(49)
Credit card	(871)	(648)	(2,554)	(1,782)
Home equity lines	(12)	(9)	(35)	(29)
Direct/Indirect consumer	(91)	(88)	(261)	(253)
Other consumer	(84)	(75)	(235)	(224)

Total consumer	(1,072)	(835)	(3,129)	(2,337)

Commercial—domestic	(133)	(107)	(381)	(366)
Commercial real estate	(2)	(3)	(5)	(9)
Commercial lease financing	(215)	(6)	(267)	(19)
Commercial—foreign	(17)	(31)	(37)	(237)

Total commercial	(367)	(147)	(690)	(631)

Total loans and leases charged off	(1,439)	(982)	(3,819)	(2,968)

Recoveries of loans and leases previously charged off
Residential mortgage	7	8	22	19
Credit card	99	62	268	168
Home equity lines	3	7	11	18
Direct/Indirect consumer	31	32	94	100
Other consumer	26	26	78	76

Total consumer	166	135	473	381

Commercial—domestic	79	82	308	216
Commercial real estate	—	2	2	14
Commercial lease financing	6	9	24	20
Commercial—foreign	43	35	98	69

Total commercial	128	128	432	319

Total recoveries of loans and leases previously charged off	294	263	905	700

Net charge-offs	(1,145)	(719)	(2,914)	(2,268)

Provision for loan and lease losses	1,152	690	2,626	2,118
Transfers(1)	—	(15)	(12)	(53)

Allowance for loan and lease losses, September 30	8,326	8,723	8,326	8,723

Reserve for unfunded lending commitments, beginning of period	383	486	402	416
FleetBoston balance, April 1, 2004	—	—	—	85
Provision for unfunded lending commitments	7	(40)	(12)	(55)

Reserve for unfunded lending commitments, September 30	390	446	390	446

Total	$8,716	$9,169	$8,716	$9,169

Loans and leases outstanding at September 30	$554,603	$511,639	$554,603	$511,639
Allowance for loan and lease losses as a percentage of loans and leases outstanding at September 30	1.50%	1.70%	1.50%	1.70%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at September 30	1.22	1.05	1.22	1.05
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at September 30	1.30	1.87	1.30	1.87
Average loans and leases outstanding during the period	$539,487	$503,078	$528,339	$458,268
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period	0.84%	0.57%	0.74%	0.66%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at September 30	556	343	556	343
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	1.83	3.05	2.14	2.88

(1)	Includes primarily transfers to loans held-for-sale.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 23 presents our allocation by product type.

Table 23
Allocation of the Allowance for Credit Losses by Product Type

	September 30, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$198	2.4%	$199	2.3%
Credit card	3,200	38.4	2,757	32.0
Home equity lines	97	1.2	92	1.1
Direct/Indirect consumer	421	5.1	405	4.7
Other consumer	343	4.0	382	4.4

Total consumer	4,259	51.1	3,835	44.5

Commercial—domestic	1,336	16.0	1,382	16.0
Commercial real estate	505	6.1	505	5.9
Commercial lease financing	171	2.1	365	4.2
Commercial—foreign	652	7.8	926	10.7

Total commercial (1)	2,664	32.0	3,178	36.8

General	1,403	16.9	1,613	18.7

Allowance for loan and lease losses	8,326	100.0%	8,626	100.0%

Reserve for unfunded lending commitments	390		402

Total	$8,716		$9,028

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $83 million and $202 million at September 30, 2005 and December 31, 2004.

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

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended September 30, 2005. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended September 30, 2005, positive trading-related revenue was recorded for 83 percent of the trading days. Furthermore, only four percent of the total trading days had losses greater than $10 million, and the largest loss was $41 million. This can be compared to the twelve months ended September 30, 2004, where positive trading-related revenue was recorded for 87 percent of the trading days and only six percent of the total trading days had losses greater than $10 million, and the largest loss was $27 million.

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

A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in the twelve months ended September 30, 2005 and 2004.

In addition to reviewing our underlying model assumptions with senior management, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 24 presents average, high and low daily VAR for the twelve months ended September 30, 2005 and 2004.

Table 24

Trading Activities Market Risk

	Twelve Months Ended September 30
	2005			2004
(Dollars in millions)	Average VAR	High VAR (1)	Low VAR (1)	Average VAR	High VAR (1)	Low VAR (1)
Foreign exchange	$5.4	$12.1	$2.4	$3.4	$6.2	$1.4
Interest rate	25.3	58.2	10.7	26.6	51.5	12.9
Credit (2)	53.5	77.3	35.9	28.5	52.5	17.6
Real estate/mortgage (3)	10.4	20.7	4.9	11.3	26.0	4.6
Equities	15.9	35.1	8.0	22.5	51.5	7.9
Commodities	7.2	10.6	3.7	6.0	10.2	3.8
Portfolio diversification	(58.8)	—	—	(54.8)	—	—

Total trading portfolio	$58.9	$92.4	$38.0	$43.5	$78.5	$22.4

Total market-based trading portfolio (4)	$39.5	$66.4	$23.7	$44.0	$79.0	$26.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(2)	Credit includes credit fixed income and CDS used for credit risk management. Average VAR for CDS was $60.8 million and $15.8 million for the twelve months ended September 30, 2005 and 2004.

(3)	Real estate/mortgage includes capital market real estate and the Certificates. Effective June 1, 2004, real estate/mortgage no longer includes the Certificates. For additional information on the Certificates, see Note 1 of the Consolidated Financial Statements of the Corporation's Current Report on Form 8-K filed on July 12, 2005.

(4)	Total market-based trading portfolio excludes CDS used for credit risk management, net of the effect of diversification.

The increase in average VAR of the trading portfolio for the twelve months ended September 30, 2005 was primarily due to increases in the average risk taken in credit due to an increase in credit protection purchased to hedge the credit risk in our commercial loan portfolio. The decrease in average VAR of the market-based trading portfolio for the twelve months ended September 30, 2005 was primarily due to the decrease in the average risk taken in equities due to decreased economic risk from customer-facilitated business.

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

Interest Rate Risk Management

Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect Net Interest Income. Interest rate risk is measured as the potential volatility in our Net Interest Income caused by changes in market interest rates. Client facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of changing market conditions is managed through the ALM process.

We prepare forward looking forecasts of Net Interest Income. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by the markets’ forward interest rate curve. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and twelve-month forward rates used in our respective baseline forecasts at September 30, 2005 and December 31, 2004 were as follows:

Table 25
Forward Rates
	September 30, 2005		December 31, 2004
	Federal Funds	Ten-Year Constant Maturity Swap	Federal Funds	Ten-Year Constant Maturity Swap
Spot rates	3.75%	4.79%	2.25%	4.64%
12-month forward rates	4.50	4.86	3.25	4.91

The following table reflects the pre-tax dollar impact to forecasted Core Net Interest Income over the next twelve months from September 30, 2005 and December 31, 2004, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates) and a 100 bp gradual curve steepening (increase in long-tem rates) from the forward curve.

Table 26
Estimated Net Interest Income at Risk

(Dollars in millions)			September 30	December 31
Curve Change	Short Rate	Long Rate	2005	2004
+100 Parallel shift	+100	+100	$(259)	$(452)
-100 Parallel shift	-100	-100	111	143

Flatteners
Short end	+100	—	(438)	(731)
Long end	—	-100	(335)	(677)

Steepeners
Short end	-100	—	443	766
Long end	—	+100	182	97

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated periods.

Beyond what is already implied in the forward curve, we are modestly exposed to rising rates primarily due to increased funding costs. Conversely, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward curve.

As part of the ALM process, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of our cash and derivative positions. During the three and nine months ended September 30, 2005, we purchased securities of $9.7 billion and $202.1 billion, sold $2.4 billion and $142.1 billion, and received paydowns of $10.0 billion and $25.3 billion. During the three and nine months ended September 30, 2004, we purchased securities of $42.2 billion and $193.3 billion, sold $36.0 billion and $72.4 billion, and received paydowns of $7.8 billion and $23.0 billion. During the quarter, we continuously monitored our interest rate risk position and effected changes in the securities portfolio in order to manage prepayment risk and interest rate risk. Through sales in the securities portfolio, we realized $29 million and $732 million in Gains on Sales of Debt Securities during the three months ended September 30, 2005 and 2004 and $1.0 billion and $2.0 billion during the nine months ended September 30, 2005 and 2004. The decreases are primarily due to lower gains being realized on mortgage-backed securities and corporate bonds.

Residential Mortgage Portfolio

During the three and nine months ended September 30, 2005, we purchased $10.5 billion and $25.0 billion of residential mortgages related to the ALM process. We had no whole mortgage loan sales in the three months ending September 30, 2005 and sold $10.0 billion during the nine-month period ending September 30, 2005. During the three and nine months ended September 30, 2004, we purchased $11.2 billion and $57.7 billion of residential mortgages related to the ALM process and had no sales of whole mortgage loans during those same time periods. Additionally, we received paydowns of $9.8 billion and $28.0 billion, and $8.6 billion and $31.7 billion for the three and nine-month periods ending September 30, 2005 and 2004. Through sales of whole mortgage loans, we recognized gains that were recorded as Other Income of $276 million for the nine months ended September 30, 2005, compared to losses of $3 million for the same period in 2004.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM process and serve as an efficient, low-cost tool to mitigate our risk. We use derivatives to hedge the changes in cash flows or market values of our balance sheet. See Note 4 of the Consolidated Financial Statements for additional information on our hedging activities.

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures, and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 27 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our ALM derivatives at September 30, 2005 and December 31, 2004.

Table 27

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

September 30, 2005

		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2005	2006	2007	2008	2009	Thereafter
Cash flow hedges
Receive fixed interest rate swaps(1)	$(807)								5.53
Notional amount		$39,876	$—	$—	$7,500	$2,725	$10,000	$19,651
Weighted average fixed rate		4.25%	—	—%	4.35%	4.60%	3.53%	4.54%
Pay fixed interest rate swaps(1)	(1,076)								4.98
Notional amount		$88,951	$—	$5,100	$34,425	$10,152	$—	$39,274
Weighted average fixed rate		4.55%	—	3.23%	4.14%	4.24%	—%	5.05%
Basis swaps	—
Notional amount(2)		$—	$—	$—	$—	$—	$—	$—
Option products(3)	1,294
Notional amount(2)		107,246	—	50,000	—	57,246	—	—
Foreign exchange contracts	—
Notional amount		—	—	—	—	—	—	—
Futures and forward rate contracts(4)	(122)
Notional amount(2)		73,698	14,483	47,560	11,655	—	—	—

Total net cash flow positions	$(711)

Fair value hedges
Receive fixed interest rate swaps(1)	$(312)								4.75
Notional amount		$41,739	$—	$4,337	$2,880	$4,444	$4,264	$25,814
Weighted average fixed rate		4.44%	—%	4.75%	4.41%	3.73%	4.03%	4.60%
Foreign exchange contracts	815
Notional amount(6)		$20,613	$—	$1,415	$1053	$2,141	$2,904	$13,100

Total net fair value positions	$503

Closed interest rate contracts(5)	(2,702)

Total ALM contracts	$(2,910)

Table 27

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 2004

	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2005	2006	2007	2008	2009	Thereafter
Cash flow hedges
Receive fixed interest rate swaps(1)	$(1,413)								4.16
Notional amount		$122,274	$—	$2,927	$21,098	$44,223	$22,237	$31,789
Weighted average fixed rate		3.68%	—	3.46%	2.94%	3.47%	3.73%	4.43%
Pay fixed interest rate swaps(1)	(2,248)								4.77
Notional amount		$157,837	$39	$6,320	$62,584	$16,136	$10,289	$62,469
Weighted average fixed rate		4.24%	5.01%	3.54%	3.58%	3.91%	3.85%	5.13%
Basis swaps	(4)
Notional amount(2)		$6,700	$500	$4,400	$—	$—	$—	$1,800
Option products(3)	3,492
Notional amount(2)		323,835	145,200	90,000	17,500	58,404	—	12,731
Foreign exchange contracts	9
Notional amount		16	—	—	—	16	—	—
Futures and forward rate contracts(4)	287
Notional amount(2)		(10,889)	10,111	(21,000)	—	—	—	—

Total net cash flow positions	$123

Fair value hedges
Receive fixed interest rate swaps(1)	$534								5.14
Notional amount		$45,050	$2,580	$4,363	$2,500	$2,694	$3,364	$29,549
Weighted average fixed rate		5.02%	4.78%	5.23%	4.53%	3.47%	4.44%	5.25%
Foreign exchange contracts	2,739
Notional amount		$13,590	$71	$1,529	$55	$1,571	$2,091	$8,273

Total net fair value positions	$3,273

Closed interest rate contracts(5)	1,328

Total ALM contracts	$4,724

(1)	At September 30, 2005, $16.2 billion of the receive fixed swap notional and $27.2 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2004, $39.9 billion of the receive fixed swap notional and $75.9 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)	Reflects the net of long and short positions.

(3)	Option products include caps, floors, swaptions and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.

(4)	Futures and forward rate contracts include Eurodollar futures, U.S. Treasury futures, and forward purchase and sale contracts. Included are $55.4 billion of Eurodollar futures and $18.3 billion of forward purchase contracts of mortgage-backed securities and mortgage loans, at September 30, 2005. At December 31, 2004, the forward purchase and sale contracts of mortgage-backed securities and mortgage loans amounted to $46.7 billion and $25.6 billion.

(5)	Represents the unamortized net realized deferred gains (losses) associated with closed contracts. As a result, no notional amount is reflected for expected maturity. The $(2.7) billion and $1.3 billion deferred gains (losses) as of September 30, 2005 and December 31, 2004, on closed interest rate contracts primarily consisted of gains (losses) on closed ALM swaps and forward contracts. Of the $2.7 billion unamortized net realized deferred losses, a loss of $3.3 billion was included in Accumulated OCI, and a gain of $632 million was included as a basis adjustment of mortgage loans, AFS securities, and Long-term Debt, at September 30, 2005. As of December 31, 2004, a gain of $836 million was included in Accumulated OCI, a gain of $514 million was included as a basis adjustment of Long-term Debt, and a loss of $22 million was primarily included as a basis adjustment to mortgage loans, AFS Securities and Long-term Debt.

(6)	At September 30, 2005, $6.3 billion of foreign exchange fair value notional represented foreign exchange basis swaps.

Consistent with our strategy of managing interest rate sensitivity to mitigate changes in value of other financial instruments, the notional amount of our net receive fixed swap position decreased $16.5 billion to $13.3 billion at September 30, 2005 compared to December 31, 2004. The net option position decreased $216.6 billion to $107.2 billion at September 30, 2005 compared to December 31, 2004. The changes in our swap and option positions were part of our interest sensitivity management.

Included in the futures and forward rate contract amounts are $18.3 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at September 30, 2005 settling from October 2005 to April 2006 and $46.7 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at December 31, 2004 that settled from January 2005 to May 2005. There were no forward sale contracts of mortgage-backed securities at September 30, 2005 compared to $25.6 billion at December 31, 2004 that settled from January 2005 to February 2005. These forward purchase and sale contracts were accounted for as derivatives and designated as cash flow hedges with their net-of-tax unrealized gains and losses included in Accumulated Other Comprehensive Income (OCI) to the extent effective. For additional information on derivatives designated as cash flow hedges, see Note 4 of the Consolidated Financial Statements. The forward purchase and sale contracts at September 30, 2005 were also included in Table 27.

Mortgage Banking Risk Management

The inventory of interest rate lock commitments (IRLCs) and loans held-for-sale are subject to interest rate risk between the date of the IRLC and the date the loan is sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used either as an economic hedge of IRLCs, or designated as a cash flow hedge of loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At September 30, 2005, the notional amount of derivatives hedging the IRLCs and loans held-for-sale was $39.1 billion. The related net-of-tax unrealized gain on the derivatives designated as cash flow hedges included in Accumulated OCI at September 30, 2005 was $25.4 million. The notional amount of the IRLCs adjusted for fallout in the pipeline at September 30, 2005 was $9.2 billion. The amount of loans held-for-sale at September 30, 2005 was $8.7 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments and by purchasing and selling securities. MSRs are an intangible asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. As of September 30, 2005, the MSR balance in Consumer Real Estate was $2.6 billion, or 11 percent higher than December 31, 2004. For more information on Consumer Real Estate MSRs, refer to page 51.

We designate certain derivatives such as purchased options and interest rate swaps as fair value hedges of specified MSRs under SFAS 133. At September 30, 2005, the amount of MSRs identified as being hedged by derivatives in accordance with SFAS 133 was approximately $2.3 billion. The notional amount of the derivative contracts designated as SFAS 133 hedges of MSRs at September 30, 2005 was $38.1 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in the fair values of the MSRs that are hedged by these derivative contracts. During the quarter ended September 30, 2005, the change in value attributed to SFAS 133 hedged MSRs was $325 million, offset by derivative hedge losses of $284 million. For the nine months ended September 30, 2005, the change in value attributed to SFAS 133 hedged MSRs was $121 million, with offsetting derivative hedge losses of $29 million.

In addition, we hold additional derivatives and certain securities (i.e. mortgage-backed securities) as economic hedges of MSRs, which are not designated as SFAS 133 accounting hedges. During the nine months ended September 30, 2005, Interest Income from securities used as an economic hedge of MSRs of $14 million was realized. There were no Gains on Sales of Debt Securities used as economic hedges of MSRs during the same period. At September 30, 2005, the amount of MSRs covered by such economic hedges was $259 million. The carrying value of AFS Securities held as economic hedges of MSRs was $1.5 billion at September 30, 2005. The related net-of-tax unrealized gain on the AFS Securities, which is recorded in Accumulated OCI, was $0.3 million at September 30, 2005. See Note 7 of the Consolidated Financial Statements for additional information.

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

We approach operational risk from two perspectives, enterprise-wide and line of business-specific. The Compliance and Operational Risk Committee, chartered in 2005 as a subcommittee of the Finance Committee, provides consistent communication and oversight of significant operational and compliance issues and oversees the adoption of best practices. Two groups within Risk Management, Compliance Risk Management and Enterprise Operational Risk Management, facilitate the consistency of effective policies, industry best practices, controls and monitoring tools for managing and assessing operational risks across the Corporation. These groups also work with the line of business executives and their risk counterparts to implement appropriate policies, processes and assessments at the line of business level and support groups. Compliance and operational risk awareness is also driven across the Corporation through training and strategic communication efforts. For selected risks, we establish specialized support groups, for example, Information Security and Supply Chain Management. These specialized groups develop corporate-wide risk management practices, such as an information security program and a supplier program to ensure suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses.

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

Part II. Other Information

Item 1. Legal Proceedings	See Note 10 of the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s Current Report on Form 8-K filed on July 12, 2005, the quarterly reports on Form 10-Q for the quarters ended June 30, 2005 and March 31, 2005, and the Current Reports on Form 8-K filed since December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds	See Note 11 for information on the monthly share repurchase activity for the three and Sales of Equity nine months ended September 30, 2005 and 2004, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 6. Exhibits

Exhibit 11		– Earnings Per Share Computation—included in Note 11 of the Consolidated Financial Statements

Exhibit 12		– Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31	(a)	– Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31	(b)	– Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	(a)	– Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32	(b)	– Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	November 8, 2005	/s/ Neil A. Cotty
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