Form 10-K
period 2005-12-31
BANK OF AMERICA CORP /DE/
filed 2006-03-16
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-6523

Bank of America Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-0906609
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Bank of America Corporate Center 100 N. Tryon Street Charlotte, North Carolina	28255
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(704) 386-5681

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
London Stock Exchange
Pacific Stock Exchange
Tokyo Stock Exchange
Depositary Shares each representing a one-fifth interest in a share of:
6.75% Perpetual Preferred Stock	New York Stock Exchange
Fixed/Adjustable Cumulative Preferred Stock	New York Stock Exchange
S&P 500® Index Return Linked Notes, due July 2, 2007	American Stock Exchange
Minimum Return Index EAGLESSM, due June 1, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
Minimum Return Index EAGLES®, due June 28, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return—Return Linked Notes, due June 24, 2010, Linked to the Nikkei 225 Index	American Stock Exchange
Minimum Return Basket EAGLESSM, due August 2, 2010, Linked to a Basket of Energy Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the Russell 2000® Index	American Stock Exchange
Minimum Return Index EAGLES®, due September 25, 2009, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.50% Index CYCLESTM, due November 26, 2010, Linked to the S&P 500® Index	American Stock Exchange
1.00% Index CYCLESTM, due December 28, 2010, Linked to the S&P MidCap 400 Index	American Stock Exchange
Return Linked Notes due June 28, 2010, Linked to the Nikkei 225 Index	American Stock Exchange
1.00% Index CYCLESTM, due January 28, 2011, Linked to a Basket of Health Care Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due January 28, 2011, Linked to the Russell 2000® Index	American Stock Exchange
0.25% Cash-Settled Exchangeable Notes, due January 26, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.25% Index CYCLESTM, due February 24, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return Index EAGLES®, due March 27, 2009, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.75% Basket CYCLESTM, due April 30, 2009, Linked to a Basket of Three Indices	American Stock Exchange

Title of each class	Name of each exchange on which registered
1.00% Basket CYCLESTM, due May 27, 2010, Linked to a "70/30" Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES®, due June 25, 2010, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
1.50% Basket CYCLESTM, due July 29, 2011, Linked to an "80/20" Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the AMEX Biotechnology IndexSM	American Stock Exchange
1.25% Index CYCLESTM, due August 25, 2010, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
1.25% Basket CYCLESTM, due September 27, 2011, Linked to a Basket of Four Indices	American Stock Exchange
Minimum Return Basket EAGLESSM, due September 29, 2010, Linked to a Basket of Energy Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return Index EAGLES®, due November 23, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
Minimum Return Index EAGLES®, due November 24, 2010, Linked to the CBOE China Index	American Stock Exchange
1.25% Basket CYCLESTM, due December 27, 2010, Linked to a "70/30" Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
1.50% Index CYCLESTM, due December 28, 2011, Linked to a Basket of Health Care Stocks	American Stock Exchange
6 1/2% Subordinated InterNotesSM, due 2032	New York Stock Exchange
5 1/2% Subordinated InterNotesSM, due 2033	New York Stock Exchange
5 7/8% Subordinated InterNotesSM, due 2033	New York Stock Exchange
6% Subordinated InterNotesSM, due 2034	New York Stock Exchange
8 1/2% Subordinated Notes, due 2007	New York Stock Exchange
NASDAQ® 100 EAGLESSM, due 2010	American Stock Exchange
S&P 500® EAGLESSM, due 2010	American Stock Exchange
Nikkei 225 Return Linked Note, due 2010	American Stock Exchange
Basket of Energy Stocks EAGLESSM, due 2010	American Stock Exchange
Russell 2000® EAGLES®, due 2009	American Stock Exchange
DJIA® EAGLES®, due 2009	American Stock Exchange
Nasdaq 100® EAGLES®, due 2010	American Stock Exchange
S&P 500® Index CYCLES™, due 2010	American Stock Exchange
S&P 400 MidCap Index CYCLES™, due 2010	American Stock Exchange
Nikkei 225 Return Linked Note, due 2010	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $210,310,308,584 (based on the June 30, 2005 closing price of Common Stock of $45.61 per share as reported on the New York Stock Exchange). As of March 13, 2006, there were 4,648,802,068 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the 2006 Proxy Statement	PART III

Restatement

Overview

Bank of America Corporation (the “Corporation”) is restating its historical financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, the year ended December 31, 2004, including the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the year ended December 31, 2003, and other selected financial data for the years ended December 31, 2002 and 2001. These restatements and revisions relate to the accounting treatment for certain derivative transactions under the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). The Corporation is presenting this restatement in its 2005 Annual Report on Form 10-K.

The restatement has the following impact on Net Income and Diluted Earnings Per Common Share (EPS) by period:

Impact by Periods(1)

(Dollars in millions, except per share information)	Net Income Adjustment	Diluted EPS Adjustment
Beginning Balance Adjustment	$1,011	Not Applicable
2003	(49)	(0.02)
2004
1Q04	(33)	(0.01)
2Q04	(508)	(0.12)
3Q04	339	0.08
4Q04	7	—

Year	(196)	(0.05)

2005
1Q05	(302)	(0.07)
2Q05	361	0.09
3Q05	(285)	(0.07)
4Q05	(194)	(0.05)

Year	(421)	(0.11)

Total	$345

(1)	For presentation purposes, certain numbers have been rounded.

For additional information relating to the effect of the restatement, see the following items:

Part II:

Item 6 – Selected Financial Data
Item 7 – Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A – Quantitative and Qualitative Disclosure about Market Risk
Item 8 – Financial Statements and Supplementary Data
Item 9A – Controls and Procedures

Part IV:

Item 15 – Exhibits and Financial Statements Schedule

PART I

Item 1. BUSINESS

General

Bank of America Corporation (the “Corporation”) is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Corporation was incorporated in 1998 as part of the merger of BankAmerica Corporation with NationsBank Corporation. The principal executive offices of the Corporation are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Additional information relating to our businesses and our subsidiaries is included in the information set forth in pages 26 through 42 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Primary Market Areas

Through its banking subsidiaries (the “Banks”) and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking financial services and products, primarily throughout the Northeast (Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island), the Mid-Atlantic (Maryland, New Jersey, New York, Pennsylvania, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee), the Southwest (Arizona, Arkansas, New Mexico, Oklahoma and Texas), the Northwest (Oregon, Idaho and Washington) and the West (California, Idaho and Nevada) regions of the United States and in selected international markets. Management believes that these are desirable regions in which to be located. Based on the most recent available data, personal income in the states in these regions as a whole rose 6.6 percent year-to-year through the third quarter of 2005, compared to growth of 3.3 percent in the rest of the United States. In addition, the population in these states as a whole rose an estimated 1.3 percent between 2004 and 2005, compared to growth of 0.4 percent in the rest of the United States. Through December 2005, the average rate of unemployment in these states was 4.8 percent, ranging from 3.3 percent in Florida and Virginia to 7.0 percent in South Carolina, compared to a rate of unemployment of 5.1 percent in the rest of the United States. The number of housing permits authorized in 2005 was nearly 9 percent higher than in 2004 in these states as a whole.

The Corporation has the leading bank deposit market share position in California, Connecticut, Florida, Maryland, Massachusetts, Nevada, New Jersey and Washington. In addition, the Corporation ranks second in terms of bank deposit market share in Arizona, Delaware, Kansas, Missouri, New Mexico, North Carolina, Rhode Island, South Carolina and Texas; third in Arkansas, District of Columbia, Georgia and Maine; fourth in Idaho, New Hampshire, Oklahoma, Oregon and Virginia; fifth in Tennessee; sixth in New York; eighth in Iowa; tenth in Pennsylvania; and fourteenth in Illinois.

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

On April 1, 2004, the Corporation completed its merger with FleetBoston Financial Corporation, and, on June 13, 2005, Bank of America, N.A. completed its merger with Fleet National Bank. On January 1, 2006, the Corporation completed its merger with MBNA Corporation. Additional information on these mergers and the Corporation’s other acquisition activity is included under Notes 2 and 3 of the Notes to the Consolidated Financial Statements in Item 8 which are incorporated herein by reference.

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

Capital and Operational Requirements

The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the Corporation’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Corporation’s Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2005 were 8.25 percent and 11.08 percent, respectively. At December 31, 2005, the Corporation had no subordinated debt that qualified as Tier 3 capital.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Corporation’s leverage ratio at December 31, 2005 was 5.91 percent. The Corporation meets its leverage ratio requirement.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2005.

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

Competition

In 2005, the Corporation had four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management. The activities in which the Corporation and its business segments engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies. The Corporation also competes against banks and thrifts owned by nonregulated diversified corporations and other entities which offer financial services, located both domestically and internationally and through alternative delivery channels such as the Internet. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices.

The commercial banking business in the various local markets served by the Corporation’s business segments is highly competitive. The four business segments compete with other banks, thrifts, finance companies and other businesses which provide similar services. The business segments actively compete in commercial lending activities with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of the Corporation’s nonbanking subsidiaries and the Banks. In its consumer lending operations, the competitors of the business segments include other banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the Corporation’s nonbanking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms, investment companies, other organizations offering similar services and other investment alternatives available to investors. The Corporation’s mortgage banking units compete with banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services. The Corporation’s card business competes with other banks, as well as monoline and retail card product companies. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and insurance agents, thrifts, financial counselors and other fiduciaries for personal trust business. The Corporation and its four business segments also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as banks, thrifts, and credit unions, as well as money market mutual funds.

The Corporation’s ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation – General” for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2005, there were 176,638 full-time equivalent employees within the Corporation and its subsidiaries. Of the foregoing employees, 75,202 were employed within Global Consumer and Small Business Banking, 22,957 were employed within Global Business and Financial Services, 7,765 were employed within Global Capital Markets and Investment Banking and 12,338 were employed within Global Wealth and Investment Management. The remainder were employed elsewhere within the Corporation and its subsidiaries.

None of the domestic employees within the Corporation is subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

See also the following additional information which is incorporated herein by reference: Business Segment Operations (under the caption “Business Segment Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) and in Note 20 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data (the “Notes”)); Net Interest Income (under the captions “Financial Highlights—Net Interest Income” and “Supplemental Financial Data” in the MD&A and Tables I and II of the Statistical Financial Information); Securities (under the caption “Interest Rate Risk Management—Securities” in the MD&A and Notes 1 and 6 of the Notes); Outstanding Loans and Leases (under the caption “Credit Risk Management” in the MD&A, Table III of the Statistical Financial Information, and Notes 1 and 7 of the Notes); Deposits (under the caption “Liquidity Risk Management—Deposits and Other Funding Sources” in the MD&A and Note 11 of the Notes); Short-Term Borrowings (under the caption “Liquidity Risk and Capital Management” in the MD&A and Note 12 of the Notes); Trading Account Liabilities (in Note 4 of the Notes); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk and Capital Management” in the MD&A); Operational Risk Management (under the caption “Operational Risk Management” in the MD&A); and Performance by Geographic Area (under Note 22 of the Notes).

The Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the Corporation’s website at http://investor.bankofamerica.com under the heading Complete SEC Filings as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to the Securities and Exchange Commission (the “SEC”). In addition, the Corporation makes available on its website at http://investor.bankofamerica.com under the heading Corporate Governance its: (i) Code of Ethics and Insider Trading Policy; (ii) Corporate Governance Guidelines; and (iii) the charters of each of Bank of America’s Board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, on its website. These corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Shareholder Relations Department, 101 South Tryon Street, NC1-002-29-01, Charlotte, North Carolina 28255.

The Corporation’s Annual Report on Form 10-K is being distributed to stockholders in lieu of a separate annual report containing financial statements of the Corporation and its consolidated subsidiaries.

Item 1A. RISK FACTORS

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this annual report of the Corporation (also referred to as we, us or our) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. As a large, international financial services company, we face risks that are inherent in the businesses and the market places in which we operate. Factors that might cause our future financial performance to vary from that described in our forward-looking statements include the market, credit, operational, regulatory, strategic, liquidity, capital, economic and sovereign risks, among others, as discussed in the MD&A and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in our reports to the SEC also could adversely affect our results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.

General business, economic and political conditions. Our businesses and earnings are affected by general business, economic and political conditions in the United States and abroad. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the United States economy. For example, in a poor economic environment there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the Unites States economy and the local economies in which we operate. Geopolitical conditions can also affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the United States and abroad.

Access to funds from subsidiaries. The Corporation is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on the common stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Corporation. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

Competition. We operate in a highly competitive environment that could experience intensified competition as continued merger activity in the financial services industry produces larger, better-capitalized companies that are capable of offering a wider array of financial products and services, and at more competitive prices. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and Internet-based financial solutions. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

Credit Risk. When we loan money, commit to loan money or enter into a contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contract. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets and assets held-for-sale. As one of the nation’s largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

For a further discussion of credit risk and our credit risk management policies and procedures, see “Credit Risk Management” in the MD&A.

Federal and state regulation. The Corporation, the Banks and many of our nonbank subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. The Corporation and its nonbanking subsidiaries are also heavily regulated by securities regulators, domestically and internationally. This regulation is designed to protect investors in securities we sell or underwrite. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of nonbanks to offer competing financial services and products.

Governmental fiscal and monetary policy. Our businesses and earnings are affected by domestic and international monetary policy. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities and mortgage servicing rights and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. Changes in domestic and international monetary policy are beyond our control and hard to predict.

Liquidity. Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

For a further discussion of our liquidity picture and the policies and procedures we use to manage our liquidity risks, see “Liquidity Risk and Capital Management” in the MD&A.

Litigation risks. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against the Corporation could have material adverse financial effects or cause significant reputational harm to the Corporation, which in turn could seriously harm our business prospects.

For a further discussion of litigation risks, see “Litigation and Regulatory Matters” in Note 13 of the Notes.

Market risk. We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest margin—the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding—which could in turn affect our net interest income and earnings. Market risk is inherent in the financial instruments associated with many of our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of either the issuer or its country of origin. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse affects on our results from operations and our overall financial condition.

For a further discussion of market risk and our market risk management policies and procedures, see “Market Risk Management” in the MD&A.

Merger risks. There are significant risks and uncertainties associated with mergers, such as our merger with MBNA. For example, we may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger. In addition, it is possible that the integration process could result in the loss of key employees, or that the disruption of ongoing business from the merger could adversely affect our ability to maintain relationships with clients or suppliers. We have an active acquisition program and there is a risk that integration difficulties may cause us not to realize expected benefits from the transactions We will be subject to similar risks and difficulties in connection with future acquisitions, as well as decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

Non-U.S. operations; trading in non-U.S. securities. We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. We also invest in the securities of corporations located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated, because generally, non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Operational risks. The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key individuals or failure on the part of the key individuals to perform properly.

For further discussion of operating risks, see “Operational Risk Management” in the MD&A.

Our reputation is important. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Our failure to address, or to appear to fail to address various issues that could give rise to reputational risk could cause harm to the Corporation and its business prospects. These issues include, but are not limited to, appropriately addressing potential conflicts of interest; legal and regulatory requirements; ethical issues; money-laundering; privacy; properly maintaining customer and associate personal information; record keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to address appropriately these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Products and services. Our business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not be successful in introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

Risk management processes and strategies. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. For a further discussion of our risk management policies and procedures, see “Managing Risk” in the MD&A.

We operate many different businesses. We are a diversified financial services company. In addition to banking, we provide investment, mortgage, investment banking, credit card and consumer finance services. Although we believe our diversity helps lessen the effect when downturns affect any one segment of our industry, it also means our earnings could be subject to different risks and uncertainties than the ones discussed in herein. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of the Corporation’s fiscal year relating to the Corporation’s periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. PROPERTIES

As of December 31, 2005, the principal offices of the Corporation and primarily all of its business segments were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corporation. The Corporation occupies approximately 612,000 square feet and leases approximately 588,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. The Corporation occupies approximately 822,000 square feet of space at 100 Federal Street in Boston, which is the headquarters for one of the Corporation’s primary business segments, the Global Wealth and Investment Management Group. The 37-story building is owned by a subsidiary of the Corporation which also leases approximately 388,000 square feet to third parties. The Corporation also leases or owns a significant amount of space worldwide. As of December 31, 2005, the Corporation and its subsidiaries owned or leased approximately 24,000 locations in all 50 states, the District of Columbia and 34 foreign countries.

Item 3. LEGAL PROCEEDINGS

See “Litigation and Regulatory Matters” in Note 13 of the Consolidated Financial Statements beginning on page 127 for the Corporation’s litigation disclosure which is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2005.

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

Amy Woods Brinkley, age 50, Global Risk Executive. Ms. Brinkley was named to her present position in April 2002. From July 2001 to April 2002, she served as Chairman, Credit Policy and Deputy Corporate Risk Management Executive; and from August 1999 to July 2001, she served as President, Consumer Products. She first became an officer in 1979. She also serves as Global Risk Executive and a director of Bank of America, N.A., MBNA America Bank, N.A., MBNA America (Delaware), N.A. and Bank of America, N.A. (USA).

Alvaro G. de Molina, age 48, Chief Financial Officer. Mr. de Molina was named to his present position in September 2005. From April 2004 to September 2005, he served as President, Global Capital Markets and Investment Banking; from 2000 to April 2004, he served as Treasurer; and from 1998 to 2000, he served as Deputy Treasurer. He first became an officer in 1989. He also serves as Chief Financial Officer and a director of Bank of America, N.A., MBNA America Bank, N.A., MBNA America (Delaware), N.A. and Bank of America, N.A. (USA).

Barbara J. Desoer, age 53, Global Technology, Service and Fulfillment Executive. Ms Desoer was named to her present position in August 2004. From July 2001 to August 2004, she served as President, Consumer Products; and from September 1999 to July 2001, she served as Director of Marketing. She first became an officer in 1977. She also serves as Global Technology, Service and Fulfillment Executive and a director of Bank of America, N.A., MBNA America Bank, N.A., MBNA America (Delaware), N.A. and Bank of America, N.A. (USA).

Kenneth D. Lewis, age 58, Chairman, Chief Executive Officer and President. Mr. Lewis was named Chief Executive Officer in April 2001, President in July 2004 and Chairman in February 2005. From April 2001 to April 2004, he served as Chairman; from January 1999 to April 2004, he served as President; and from October 1999 to April 2001, he served as Chief Operating Officer. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as Chairman, Chief Executive Officer, President and a director of Bank of America, N.A., MBNA America Bank, N.A., MBNA America (Delaware), N.A. and Bank of America, N.A. (USA).

Liam E. McGee, age 51, President, Global Consumer and Small Business Banking. Mr. McGee was named to his present position in August 2004. From August 2001 to August 2004, he served as President, Global Consumer Banking; from August 2000 to August 2001, he served as President, California; and from August 1998 to August 2000, he served as President, Southern California. He first became an officer in 1990. He also serves as President, Global Consumer and Small Business Banking and a director of Bank of America, N.A., MBNA America Bank, N.A., MBNA America (Delaware), N.A. and Bank of America, N.A. (USA).

Brian T. Moynihan, age 46, President, Global Wealth and Investment Management. Mr. Moynihan was named to his present position in April 2004. Previously he held the following positions at FleetBoston Financial Corporation: from

1999 to April 2004, he served as Executive Vice President with responsibility for Brokerage and Wealth Management from 2000, and Regional Commercial Financial Services and Investment Management from May 2003. He first became an officer in 1993. He also serves as President, Global Wealth and Investment Management and a director of Bank of America, N.A., MBNA America Bank, N.A., MBNA America (Delaware), N.A. and Bank of America, N.A. (USA).

R. Eugene Taylor, age 58, Vice Chairman and President, Global Corporate and Investment Banking. Mr. Taylor was named to his present position in July, 2005. From February 2005 to July 2005, he served as President, Global Business and Financial Services; from August 2004 to February 2005, he served as President, Commercial Banking; from June 2000 to August 2004, he served as President, Consumer and Commercial Banking; from February 2000 to June 2000, he served as President, Central Region; and from October 1998 to June 2000, he served as President, West Region. He first became an officer in 1970. He also serves as Vice-Chairman and President, Global Corporate and Investment Banking and a director of Bank of America, N.A., MBNA America Bank, N.A., MBNA America (Delaware), N.A. and Bank of America, N.A. (USA).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange and the Pacific Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low closing sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

	Quarter	High	Low

Bank of America Corporation
2004	first	$41.38	$39.15
	second	42.72	38.96
	third	44.98	41.81
	fourth	47.44	43.62
2005	first	47.08	43.66
	second	47.08	44.01
	third	45.98	41.60
	fourth	46.99	41.57

The above table has been adjusted to reflect the August 27, 2004 2-for-1 stock split.

As of March 13, 2006, there were 279,463 record holders of Common Stock. During 2004 and 2005, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends paid per share of Common Stock for the periods indicated:

	Quarter	Dividend
2004	first	$.40
	second	.40
	third	.45
	fourth	.45
2005	first	.45
	second	.45
	third	.50
	fourth	.50

The above table has been adjusted to reflect the August 27, 2004 2-for-1 stock split.

For additional information regarding the Corporation’s ability to pay dividends, see “Government Supervision and Regulation – Distributions” and Note 15 of the Consolidated Financial Statements on page 136 which is incorporated herein by reference.

For information on the Corporation’s equity compensation plans, see Note 17 of the Consolidated Financial Statements on page 144 which is incorporated herein by reference.

See Note 14 of the Consolidated Financial Statements on page 134 for information on the monthly share repurchases activity for the three and twelve months ended December 31, 2005, 2004 and 2003, including total common shares repurchased and announced programs, weighted average per share price and the remaining buy back authority under announced programs which is incorporated herein by reference.

The Corporation did not have any unregistered sales of its equity securities in fiscal year 2005.

Item 6. SELECTED FINANCIAL DATA

See Table 2 in the MD&A on page 23 and Table VII of the Statistical Financial Information on page 84 which are incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A. “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to Item 1A. “Risk Factors.”

The Corporation, headquartered in Charlotte, North Carolina, operates in 29 states, the District of Columbia and 44 foreign countries. The Corporation provides a diversified range of banking and nonbanking financial services and products domestically and internationally through four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management.

At December 31, 2005, we had $1.3 trillion in assets and approximately 177,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition. Certain prior period amounts have been reclassified to conform to current period presentation.

Restatement

As discussed in Notes 1 and 23 of the Consolidated Financial Statements, we are restating our historical financial statements for the years 2004 and 2003, for the quarters in 2005 and 2004, and other selected financial data for the years 2002 and 2001 (see Tables 2 and 3 on pages 23 and 25 for the restatements of Five-Year Summary of Selected Financial Data, and Supplemental Financial Data and Reconciliations to GAAP Financial Measures). These restatements and resulting revisions relate to the accounting treatment for certain derivative transactions under the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133). The Corporation is presenting this restatement in its 2005 Annual Report on Form 10-K.

The Corporation uses interest rate contracts and foreign exchange contracts in its Asset and Liability Management (ALM) process. Use of such derivatives enables us to minimize significant fluctuations in earnings caused by interest rate and currency rate volatility. The Corporation had applied hedge accounting for certain derivative transactions that we believe met the requirements of SFAS 133. The application of hedge accounting produced financial statement results that were consistent with the economics of these transactions and our risk management activities. Hedge accounting reduces volatility in earnings by counterbalancing the changes in the hedged item and the derivative. As a result of a recent interpretation on the “shortcut” method for derivative instruments under SFAS 133, the Corporation undertook a review of all hedge accounting transactions, which was completed in the first quarter of 2006. Based on the review, we determined that certain hedges did not meet the requirements of SFAS 133. Since we could not apply hedge accounting for those transactions, the derivative transactions have been marked to market through our Consolidated Statement of Income with no related offset for hedge accounting. Accordingly, changes in interest rates and currency rates which impact the fair value of derivative instruments have had a direct impact on our Net Income.

The following tables set forth the effect of the adjustments described above on Net Income for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and for the quarterly periods in 2005 and 2004. Although the year and fourth quarter of 2005 are not restated, this information was previously provided in the Corporation’s current report on Form 8-K filed on January 23, 2006, and therefore, is included as part of the restatement information.

Increase (Decrease) in Net Income(1)

	Year Ended December 31
(Dollars in millions)	2005(2)	2004	2003	2002	2001
As Previously Reported Net income	$16,886	$14,143	$10,810	$9,249	$6,792

Internal fair value hedges	(271)	(190)	(144)	406	226
Internal cash flow hedges	25	(281)	104	(176)	424
Other, net	(175)	275	(9)	74	57

Total adjustment	(421)	(196)	(49)	304	707

Restated Net income	$16,465	$13,947	$10,762	$9,553	$7,499
Percent change	(2.5)%	(1.4)%	(0.5)%	3.3%	10.4%

(1)	For presentation purposes, certain numbers have been rounded.
(2)	The Corporation provided unaudited financial information relating to 2005 in its current report on Form 8-K filed on January 23, 2006.

Increase (Decrease) in Quarterly Net Income(1, 2)

	2005				2004
(Dollars in millions)	Fourth(3)	Third	Second	First	Fourth	Third	Second	First
As Previously Reported Net income	$3,768	$4,127	$4,296	$4,695	$3,849	$3,764	$3,849	$2,681

Internal fair value hedges	(74)	(148)	130	(179)	(76)	157	(435)	164
Internal cash flow hedges	(43)	(29)	125	(28)	18	(111)	146	(334)
Other, net	(77)	(108)	106	(95)	65	293	(219)	137

Total adjustment	(194)	(285)	361	(302)	7	339	(508)	(33)

Restated Net income	$3,574	$3,841	$4,657	$4,393	$3,855	$4,103	$3,341	$2,648
Percent change	(5.1)%	(6.9)%	8.4%	(6.4)%	0.2%	9.0%	(13.2)%	(1.2)%

(1)	See Note 23 of the Consolidated Financial Statements for Restatement of Quarterly Financial Statements (unaudited).
(2)	For presentation purposes, certain numbers have been rounded.
(3)	The Corporation provided unaudited financial information relating to the fourth quarter of 2005 in its current report on Form 8-K filed on January 23, 2006.

During the first quarter of 2006, the Corporation terminated certain derivatives used as economic hedges as part of the ALM process that did not qualify for SFAS 133 hedge accounting and entered into new derivative contracts to hedge certain of its exposures to changes in interest rates and foreign currency rates. These new contracts are designated in hedging relationships and meet the requirement for SFAS 133 hedge accounting. Prior to the termination of the economic hedges noted above, the changes in fair value of such contracts were recorded in Other Income and had a direct impact on Net Income. As a result, we estimate that Net Income will be reduced by approximately $0.03 per share in the first quarter of 2006.

Effects of the Restatement

The following tables set forth the effects of the restatement relating to derivative transactions on major caption items within our Consolidated Statement of Income for the years 2004 and 2003, and our Consolidated Balance Sheet as of December 31, 2004. Although the year and fourth quarter of 2005 are not restated, this information was previously provided in the Corporation’s current report on Form 8-K filed on January 23, 2006, and therefore, is included as part of the restatement information.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Year Ended December 31
	2005		2004		2003
(Dollars in millions, except per share information)	As Previously Reported(1)	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Total interest income	$58,696	$58,626	$43,224	$42,953	$31,563	$31,172
Total interest expense	27,540	27,889	14,430	14,993	10,099	10,667
Net interest income	31,156	30,737	28,794	27,960	21,464	20,505

Total noninterest income	25,610	25,354	20,085	21,005	16,450	17,329
Total revenue	56,766	56,091	48,879	48,965	37,914	37,834
Gains on sales of debt securities	1,084	1,084	2,123	1,724	941	941

Income before income taxes	25,155	24,480	21,221	20,908	15,861	15,781
Income tax expense	8,269	8,015	7,078	6,961	5,051	5,019
Net income	$16,886	$16,465	$14,143	$13,947	$10,810	$10,762
Net income available to common shareholders	$16,868	$16,447	$14,127	$13,931	$10,806	$10,758

Per common share information
Earnings	$4.21	$4.10	$3.76	$3.71	$3.63	$3.62
Diluted earnings	$4.15	$4.04	$3.69	$3.64	$3.57	$3.55

(1)	The Corporation provided unaudited financial information relating to 2005 in its current report on Form 8-K filed on January 23, 2006.

The impact of the restatement on our Consolidated Statement of Income was to reverse previously applied hedge accounting for affected hedging relationships in the relevant periods. For derivative instruments previously accounted for as fair value hedges, the net accruals for the derivatives were recorded to Net Interest Income, and net changes in fair values of the derivative instruments as a result of changes in rates were recorded as basis adjustments to the hedged items, such as Loans and Leases, and Long-term Debt. As a result of the restatement, the previous accounting treatment was reversed (i.e., the net accruals recorded to Net Interest Income were reversed and there was no basis adjustment for the hedged items), and the total changes in the fair values of the derivative instruments including interest accrual settlements were recorded directly to Other Income. In addition, for derivative instruments that were previously accounted for as cash flow hedges, the Corporation recorded accruals from the derivative instruments to Net Interest Income and recorded net changes in the fair values of the derivatives, net-of-tax, to Accumulated Other Comprehensive Income (OCI). As a result of the restatement, the cash flow hedge effects were reversed from Accumulated OCI and Net Interest Income, and recorded in Other Income. Accordingly, Net Interest Income decreased $419 million, $834 million and $959 million for 2005, 2004 and 2003, respectively. Other Income decreased $256 million in 2005, and increased $920 million and $879 million in 2004 and 2003.

The change in Other Income (included in Total Noninterest Income) after the restatement adjustments was primarily due to the effects of changes in rates in each respective year on the fair values of derivative instruments used in the ALM process. These derivative instruments were primarily comprised of receive fixed interest rate swaps, long futures and forward contracts, which generally increase in value when interest rates fall, and decrease in value when interest rates rise.

Gains on Sales of Debt Securities declined from the previously reported results by $399 million in the third quarter of 2004. The previously reported results did not recognize cash flow hedge losses upon sale of the underlying hedged securities. This cash flow hedge utilized a forward purchase agreement to hedge the variability in cash flows from the anticipated purchase of securities. The Corporation subsequently sold the related securities and did not previously reclassify the loss on the forward purchase agreement from Accumulated OCI into income.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
	2005		2004
(Dollars in millions)	As Previously Reported(1)	Restated	As Previously Reported	Restated
Loans and leases, net of allowance for loan and lease losses	$565,737	$565,746	$513,211	$513,187
Total assets	1,291,795	1,291,803	1,110,457	1,110,432

Accrued expenses and other liabilities	31,749	31,938	41,243	41,590
Long-term debt	101,338	100,848	98,078	97,116
Total liabilities	1,190,571	1,190,270	1,010,812	1,010,197

Retained earnings	67,205	67,552	58,006	58,773
Accumulated other comprehensive income (loss)	(7,518)	(7,556)	(2,587)	(2,764)
Total shareholders’ equity	101,224	101,533	99,645	100,235
Total liabilities and shareholders’ equity	$1,291,795	$1,291,803	$1,110,457	$1,110,432

(1)	The Corporation provided unaudited financial information relating to 2005 in its current report on Form 8-K filed on January 23, 2006.

The impact of the restatement on our Consolidated Balance Sheet was to reverse fair value basis adjustments to items that previously qualified as fair value hedged items such as Loans and Leases, and Long-term Debt. Additionally, changes in the fair value of derivative instruments that previously qualified for cash flow hedge accounting were reversed from Accumulated OCI and recorded in income. Tax effects of these adjustments impacted Accrued Expenses and Other Liabilities. Accordingly, as of December 31, 2005 and 2004, this resulted in an increase of $9 million and a decrease of $24 million in Loans and Leases, an increase in Accrued Expenses and Other Liabilities of $189 million and $347 million, a decrease in Long-term Debt of $490 million and $962 million, an increase in Retained Earnings of $347 million and $767 million, and a decrease in Accumulated OCI of $38 million and $177 million.

The following tables set forth the effects of the restatement relating to derivative transactions on major caption items within our Consolidated Statement of Income and our Consolidated Balance Sheet for the quarters in 2005 and 2004. Although the year and fourth quarter of 2005 are not restated, this information was previously provided in the Corporation’s current report on Form 8-K filed on January 23, 2006, and therefore, is included as part of the restatement information.

See Note 23 of the Consolidated Financial Statements for restated quarterly financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	2005 Quarters
	Fourth		Third		Second		First
(Dollars in millions, except per share information)	As Previously Reported(1)	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Total interest income	$16,030	$16,018	$15,222	$15,205	$14,291	$14,267	$13,153	$13,136
Total interest expense	8,170	8,159	7,449	7,470	6,641	6,630	5,280	5,630
Net interest income	7,860	7,859	7,773	7,735	7,650	7,637	7,873	7,506

Total noninterest income	6,262	5,951	6,834	6,416	6,365	6,955	6,149	6,032
Total revenue	14,122	13,810	14,607	14,151	14,015	14,592	14,022	13,538
Gains on sales of debt securities	71	71	29	29	325	325	659	659

Income before income taxes	5,473	5,161	6,192	5,736	6,446	7,023	7,044	6,560
Income tax expense	1,705	1,587	2,065	1,895	2,150	2,366	2,349	2,167
Net income	$3,768	$3,574	$4,127	$3,841	$4,296	$4,657	$4,695	$4,393
Net income available to common shareholders	$3,764	$3,570	$4,122	$3,836	$4,292	$4,653	$4,690	$4,388

Per common share information
Earnings	$0.94	$0.89	$1.03	$0.96	$1.07	$1.16	$1.16	$1.09
Diluted earnings	$0.93	$0.88	$1.02	$0.95	$1.06	$1.14	$1.14	$1.07

(1)	The Corporation provided unaudited financial information relating to the fourth quarter of 2005 in its current report on Form 8-K filed on January 23, 2006.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	2004 Quarters
	Fourth		Third		Second		First
(Dollars in millions, except per share information)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Total interest income	$12,195	$12,138	$11,487	$11,456	$10,990	$10,908	$8,552	$8,451
Total interest expense	4,448	4,588	3,822	3,941	3,409	3,542	2,751	2,922
Net interest income	7,747	7,550	7,665	7,515	7,581	7,366	5,801	5,529

Total noninterest income	5,966	6,174	4,922	6,012	5,467	4,870	3,730	3,949
Total revenue	13,713	13,724	12,587	13,527	13,048	12,236	9,531	9,478
Gains on sales of debt securities	101	101	732	333	795	795	495	495

Income before income taxes	5,775	5,786	5,648	6,189	5,826	5,014	3,972	3,919
Income tax expense	1,926	1,931	1,884	2,086	1,977	1,673	1,291	1,271
Net income	$3,849	$3,855	$3,764	$4,103	$3,849	$3,341	$2,681	$2,648
Net income available to common shareholders	$3,844	$3,850	$3,759	$4,098	$3,844	$3,336	$2,680	$2,647

Per common share information
Earnings	$0.95	$0.95	$0.93	$1.01	$0.95	$0.82	$0.93	$0.92
Diluted earnings	$0.94	$0.94	$0.91	$0.99	$0.93	$0.81	$0.91	$0.90

Net Income volatility from the third quarter of 2004 to the second quarter of 2005 was primarily driven by the impact of changes in interest rates on the fair value of derivative instruments which did not qualify for SFAS 133 hedge accounting treatment. As rates decreased in the third quarter of 2004 and the second quarter of 2005, the Corporation’s Net Income increased driven by increases in the fair value of these derivative instruments. As rates increased in the first quarter of 2005, the Corporation’s Net Income decreased as the rise in rates adversely impacted the fair value of the derivative instruments.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	2005 Quarters
	Fourth		Third		Second		First
(Dollars in millions)	As Previously Reported(1)	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Loans and leases, net of allowance for loan and lease losses	$565,737	$565,746	$546,277	$546,286	$521,099	$521,109	$521,153	$521,144
Total assets	1,291,795	1,291,803	1,252,259	1,252,267	1,246,330	1,246,339	1,212,239	1,212,229

Accrued expenses and other liabilities	31,749	31,938	32,976	33,250	34,470	34,940	35,081	35,319
Long-term debt	101,338	100,848	99,885	99,149	96,894	95,638	98,763	98,107
Total liabilities	1,190,571	1,190,270	1,151,001	1,150,539	1,145,790	1,145,004	1,113,720	1,113,302

Retained earnings	67,205	67,552	65,439	65,980	63,328	64,154	60,843	61,309
Accumulated other comprehensive income (loss)	(7,518)	(7,556)	(6,509)	(6,580)	(4,992)	(5,023)	(5,559)	(5,617)
Total shareholders’ equity	101,224	101,533	101,258	101,728	100,540	101,335	98,519	98,927
Total liabilities and shareholders’ equity	$1,291,795	$1,291,803	$1,252,259	$1,252,267	$1,246,330	$1,246,339	$1,212,239	$1,212,229

(1)	The Corporation provided unaudited financial information relating to the fourth quarter of 2005 in its current report on Form 8-K filed on January 23, 2006.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	2004 Quarters
	Fourth		Third		Second		First
(Dollars in millions)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Loans and leases, net of allowance for loan and lease losses	$513,211	$513,187	$502,916	$502,890	$489,714	$489,685	$369,888	$369,858
Total assets	1,110,457	1,110,432	1,072,829	1,072,802	1,024,731	1,024,701	799,974	799,942

Accrued expenses and other liabilities	41,243	41,590	28,851	29,205	28,682	28,747	18,635	19,269
Long-term debt	98,078	97,116	100,586	99,582	98,319	98,082	81,231	79,474
Total liabilities	1,010,812	1,010,197	974,818	974,168	928,910	928,738	751,198	750,075

Retained earnings	58,006	58,773	55,979	56,739	54,030	54,452	51,808	52,738
Accumulated other comprehensive income (loss)	(2,587)	(2,764)	(2,669)	(2,806)	(3,862)	(4,142)	(2,743)	(2,582)
Total shareholders’ equity	99,645	100,235	98,011	98,634	95,821	95,963	48,776	49,867
Total liabilities and shareholders’ equity	$1,110,457	$1,110,432	$1,072,829	$1,072,802	$1,024,731	$1,024,701	$799,974	$799,942

Recent Events

On June 30, 2005, we announced a definitive agreement to acquire all outstanding shares of MBNA Corporation (MBNA Merger), a leading provider of credit card and payment products, for approximately $35.0 billion in stock (85 percent) and cash (15 percent). This transaction closed on January 1, 2006. Under the terms of the agreement, MBNA stockholders received 0.5009 of a share of our common stock plus $4.125 for each MBNA share of common stock.

On June 17, 2005, we announced a definitive agreement to purchase approximately nine percent of the stock of China Construction Bank (CCB) for $3.0 billion. Under this agreement, we made an initial purchase of CCB shares for $2.5 billion in August 2005 and an additional purchase of $500 million in October 2005, during CCB’s initial public offering. These shares are non-transferable until the third anniversary of the initial public offering. We also hold an option that allows us to increase our interest in CCB to 19.9 percent over the next five years. CCB is the third largest commercial bank in China based on total assets.

Effective for the third quarter dividend, our Board of Directors (the Board) increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per common share. In October 2005, the Board declared a fourth quarter cash dividend which was paid on December 23, 2005 to common shareholders of record on December 2, 2005. In January 2006, the Board declared a quarterly cash dividend of $0.50 per common share payable on March 24, 2006 to shareholders of record on March 3, 2006.

On October 15, 2004, we acquired 100 percent of National Processing, Inc. (NPC), for $1.4 billion in cash, creating the second largest merchant processor in the United States.

On April 1, 2004, we closed our merger with FleetBoston Financial Corporation (FleetBoston Merger). The merger was accounted for under the purchase method of accounting. Accordingly, results for 2004 include the impact of FleetBoston for nine months of combined company results.

Economic Overview

In 2005, economic performance was strong, despite a near doubling in energy prices, persistent hikes in the Federal Funds rate and the destructive hurricanes in the second half of 2005. In the United States, real Gross Domestic Product rose a solid 3.6 percent. Global economic expansion was healthy, as robust growth in Asian nations was offset by weaker activity in core European nations. In the U.S., consumer spending was particularly resilient to the higher energy prices that reduced real purchasing power. Rising employment and wages lifted personal income and financial wealth reached an all-time high, while the rate of personal savings fell again. Following several years of robust increases in real estate activity and housing values, real estate softened in the second half of 2005 and the volume of mortgage refinancing receded. Heightened efficiencies generated sustained productivity gains that constrained costs of production and contributed to record-breaking operating profits and cash flows. While business investment spending was strong and employment gains firm, inventories remained lean. The strong business performance generated growth in business lending and supported healthy credit quality. Although the higher energy prices pushed up headline inflation, core inflation, which excludes the volatile food and energy prices, remained low. The Federal Reserve raised rates at every Federal Open Market Committee meeting in 2005, lifting the Federal Funds rate to 4.25 percent at year-end. However, these rate hikes were widely anticipated, contributing to very low bond yields and a significantly flatter yield curve.

Performance Overview

Net Income totaled $16.5 billion, or $4.04 per diluted common share in 2005, increases of 18 percent and 11 percent from $13.9 billion, or $3.64 per diluted common share in 2004.

Business Segment Total Revenue and Net Income

	Total Revenue		Net Income
(Dollars in millions)	2005	2004 (Restated)	2005	2004 (Restated)
Global Consumer and Small Business Banking	$28,876	$25,156	$7,156	$5,971
Global Business and Financial Services	11,160	9,251	4,562	3,844
Global Capital Markets and Investment Banking	9,009	9,046	1,736	1,924
Global Wealth and Investment Management	7,393	5,933	2,388	1,605
All Other	485	296	623	603

Total FTE basis(1)	56,923	49,682	16,465	13,947
FTE adjustment(1)	(832)	(717)	—	—

Total	$56,091	$48,965	$16,465	$13,947

(1)	Total revenue for the segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 24.

Global Consumer and Small Business Banking

Net Income increased $1.2 billion, or 20 percent, to $7.2 billion in 2005. Driving the increase was the impact of FleetBoston, which contributed to increases in Net Interest Income, Card Income and Service Charges. Also impacting the increase in Net Income was higher Mortgage Banking Income driven by lower MSR impairment charges. Partially offsetting these increases was higher Provision for Credit Losses and Noninterest Expense. For more information on Global Consumer and Small Business Banking, see page 28.

Global Business and Financial Services

Net Income increased $718 million, or 19 percent, to $4.6 billion in 2005. The increase was primarily due to higher Net Interest Income as Average Loans and Leases, and Average Deposits increased. Also driving the increase in Net Income was higher other noninterest income, Service Charges and the impact of FleetBoston. Offsetting these increases were higher Noninterest Expense and a reduced benefit from Provision for Credit Losses. For more information on Global Business and Financial Services, see page 34.

Global Capital Markets and Investment Banking

Net Income decreased $188 million, or 10 percent, to $1.7 billion in 2005. The decrease was driven by lower trading-related Net Interest Income and Service Charges, and a reduced benefit from Provision for Credit Losses partially offset by higher Trading Account Profits, Equity Investment Gains, and Investment and Brokerage Services Income. For more information on Global Capital Markets and Investment Banking, see page 35.

Global Wealth and Investment Management

Net Income increased $783 million, or 49 percent, to $2.4 billion in 2005. The increase was due to higher Net Interest Income as we experienced increases in Average Deposits, and Average Loans and Leases driven by the impact of FleetBoston. Also impacting the increase in Net Income was higher Investment and Brokerage Services Income. Partially offsetting these increases was higher Personnel Expense. Total assets under management increased $30.9 billion to $482.4 billion at December 31, 2005. For more information on Global Wealth and Investment Management, see page 38.

All Other

Net Income increased $20 million, or three percent, to $623 million in 2005. This increase was primarily a result of an increase in Equity Investment Gains offset by a decrease in Gains on Sales of Debt Securities and Other Income. Other Income decreased primarily as a result of negative changes in the fair value of derivative instruments, which do not qualify for SFAS 133 hedge accounting, due to increasing rates during 2005. For more information on All Other, see page 40.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $2.9 billion to $31.6 billion in 2005 compared to 2004. The primary drivers of the increase were the FleetBoston Merger, organic growth in consumer (primarily credit card and home equity) and commercial loans, higher domestic deposit levels and a larger ALM portfolio (primarily securities). Partially offsetting these increases was the adverse impact of spread compression due to the flattening of the yield curve, which contributed to lower Net Interest Income. The net interest yield on a FTE basis declined 33 basis points (bps) to 2.84 percent in 2005. This was primarily due to the adverse impact of an increase in lower-yielding, trading-related balances and spread compression, which was partially offset by growth in core deposit and consumer loans. For more information on Net Interest Income on a FTE basis, see Table I on page 80.

Noninterest Income

Noninterest Income

(Dollars in millions)	2005	2004 (Restated)
Service charges	$7,704	$6,989
Investment and brokerage services	4,184	3,614
Mortgage banking income	805	414
Investment banking income	1,856	1,886
Equity investment gains	2,040	863
Card income	5,753	4,592
Trading account profits	1,812	869
Other income	1,200	1,778

Total noninterest income	$25,354	$21,005

Noninterest Income increased $4.3 billion to $25.4 billion for 2005 compared to 2004, due to the following which includes the impact of FleetBoston:

•	Service Charges grew $715 million driven by organic account growth.

•	Investment and Brokerage Services increased $570 million due to increases in asset management fees and mutual fund fees.

•	Mortgage Banking Income increased $391 million due to lower MSR impairment charges which were partially offset by lower production income.

•	Equity Investment Gains increased $1.2 billion, primarily in Principal Investing, as liquidity in the private equity markets increased.

•	Card Income increased $1.2 billion due to increased interchange income and merchant discount fees driven by growth in debit and credit purchase volumes and the acquisition of NPC.

•	Trading Account Profits increased $943 million due to increased customer activity driven by our strategic initiative in Global Capital Markets and Investment Banking to expand business capabilities and opportunities, and the absence of a writedown of the Excess Spread Certificates (the Certificates) that occurred in the prior year. For more information on the Certificates, see Note 1 of the Consolidated Financial Statements.

•	Other Income decreased $578 million primarily related to losses on derivative instruments used as economic hedges in the ALM process that did not qualify for SFAS 133 hedge accounting.

Provision for Credit Losses

The Provision for Credit Losses increased $1.2 billion to $4.0 billion in 2005 with credit card being the primary driver of the increase. Consumer credit card net charge-offs increased $1.3 billion from 2004 to $3.7 billion with an estimated $578 million related to the increase in bankruptcy filings prior to the effective date of the new bankruptcy legislation enacted in the fourth quarter of 2005. We estimate that approximately 70 percent of these bankruptcy-related charge-offs represent acceleration from 2006 and were provided for previously. Also impacting credit card net charge-offs and the Provision for Credit Losses were organic growth and seasoning of the portfolio, the impact of the FleetBoston portfolio and new advances on accounts for which previous loan balances were sold to the securitization trusts. The provision also increased as the rate of credit quality improvement slowed in the commercial portfolio and a $50 million reserve was established for estimated losses associated with Hurricane Katrina. Partially offsetting these increases was a reduction in the reserves of $250 million due to reduced uncertainties resulting from the completion of credit-related integration activities for FleetBoston.

For more information on credit quality, see Credit Risk Management beginning on page 49.

Gains on Sales of Debt Securities

Gains on Sales of Debt Securities in 2005 were $1.1 billion compared to $1.7 billion in 2004. For more information on Gains on Sales of Debt Securities, see Market Risk Management beginning on page 65.

Noninterest Expense

Noninterest Expense

(Dollars in millions)	2005	2004
Personnel	$15,054	$13,435
Occupancy	2,588	2,379
Equipment	1,199	1,214
Marketing	1,255	1,349
Professional fees	930	836
Amortization of intangibles	809	664
Data processing	1,487	1,330
Telecommunications	827	730
Other general operating	4,120	4,457
Merger and restructuring charges	412	618

Total noninterest expense	$28,681	$27,012

Noninterest Expense increased $1.7 billion to $28.7 billion in 2005 compared to 2004, primarily due to the impact of FleetBoston and increases in personnel-related costs. Pre-tax cost savings from the FleetBoston Merger included in the above were $909 million in 2004 and $1.9 billion in 2005, which exceeded the $1.6 billion estimate in the October 2003 FleetBoston Merger announcement.

Income Tax Expense

Income Tax Expense was $8.0 billion in 2005, reflecting an effective tax rate of 32.7 percent. The effective tax rate was lower than 2004 primarily as a result of a tax benefit of $70 million related to the special one-time deduction associated with the repatriation of certain foreign earnings under the American Jobs Creation Act of 2004. In 2004, Income Tax Expense was $7.0 billion, reflecting an effective tax rate of 33.3 percent. For more information on Income Tax Expense, see Note 18 of the Consolidated Financial Statements.

Balance Sheet Analysis

Table 1

Selected Balance Sheet Data

	December 31		Average Balance
(Dollars in millions)	2005	2004 (Restated)	2005	2004 (Restated)
Assets
Federal funds sold and securities purchased under agreements to resell	$149,785	$91,360	$169,132	$128,981
Trading account assets	131,707	93,587	133,502	104,616
Securities:
Available-for-sale	221,556	194,743	219,651	149,628
Held-to-maturity	47	330	192	543
Loans and leases, net of allowance for loan and lease losses	565,746	513,187	528,793	464,408
All other assets	222,962	217,225	218,622	196,455

Total assets	$1,291,803	$1,110,432	$1,269,892	$1,044,631

Liabilities
Deposits	$634,670	$618,570	$632,432	$551,559
Federal funds purchased and securities sold under agreements to repurchase	240,655	119,741	230,751	165,218
Trading account liabilities	50,890	36,654	57,689	35,326
Commercial paper and other short-term borrowings	116,269	78,598	95,657	62,347
Long-term debt	100,848	97,116	97,709	92,303
All other liabilities	46,938	59,518	55,793	53,063

Total liabilities	1,190,270	1,010,197	1,170,031	959,816
Shareholders’ equity	101,533	100,235	99,861	84,815

Total liabilities and shareholders’ equity	$1,291,803	$1,110,432	$1,269,892	$1,044,631

Balance Sheet Overview

At December 31, 2005, Total Assets were $1.3 trillion, an increase of $181.4 billion, or 16 percent, from December 31, 2004. Average Total Assets in 2005 increased $225.3 billion, or 22 percent, from 2004. Growth in Total Assets (both period end and average balances) in 2005 was attributable to increases in various line items primarily driven by an increase in trading-related activity due to the strategic growth initiative, growth in the ALM portfolio and growth in Loans and Leases. Average Total Assets also increased due to the impact of the FleetBoston Merger.

At December 31, 2005, Total Liabilities were $1.2 trillion, an increase of $180.1 billion, or 18 percent, from December 31, 2004. Average Total Liabilities in 2005 increased $210.2 billion, or 22 percent, from 2004. Growth in Total Liabilities (both period end and average balances) in 2005 was primarily due to increases in trading-related liabilities due to the strategic growth initiative, increase in wholesale funding and organic growth in core deposits. Average Total Liabilities also increased due to the impact of the FleetBoston Merger.

Federal Funds Sold and Securities Purchased under Agreements to Resell

The Federal Funds Sold and Securities Purchased under Agreements to Resell average balance increased $40.2 billion to $169.1 billion in 2005 from activities in the trading businesses as a result of expanded trading activities related to the strategic initiative and to meet a variety of customers’ needs.

Trading Account Assets

Our Trading Account Assets consist primarily of fixed income securities (including government and corporate debt), equity and convertible instruments. The average balance increased $28.9 billion to $133.5 billion in 2005, which was due to growth in client-driven market-making activities in interest rate, credit and equity products, and an increase in proprietary trading activities. For additional information, see Market Risk Management beginning on page 65.

Securities

AFS Securities include fixed income securities such as mortgage-backed securities, foreign debt, asset-backed securities, municipal debt, equity instruments, U.S. Government agencies and corporate debt. We use the AFS portfolio primarily to manage interest rate risk, liquidity risk and regulatory capital, and to take advantage of market conditions that create more economically attractive returns on these investments. The average balance in the AFS portfolio grew by $70.0 billion from 2004 primarily due to the reinvestment of available liquidity and as part of our ALM strategy. For additional information, see Market Risk Management beginning on page 66.

Loans and Leases, Net of Allowance for Loan and Lease Losses

Average Loans and Leases, net of allowance for loan and lease losses, were $528.8 billion in 2005, an increase of 14 percent from 2004. The increase of $40.0 billion in the consumer loan and lease portfolio and $24.6 billion in the commercial loan and lease portfolio was primarily due to organic loan growth. Average Loans and Leases, net of allowance for loan and lease losses, also increased due to the impact of the FleetBoston Merger. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see Credit Risk Management beginning on page 49, and Notes 7 and 8 of the Consolidated Financial Statements.

Deposits

Average Deposits increased $80.9 billion to $632.4 billion in 2005 compared to 2004 due to a $46.3 billion increase in average domestic interest-bearing deposits and a $24.1 billion increase in average noninterest-bearing deposits primarily due to organic growth including the impact of FleetBoston. We categorize our deposits as core or market-based deposits. Core deposits are generally customer-based and represent a stable, low-cost funding source that usually reacts more slowly to interest rate changes than market-based deposits. Core deposits include savings, NOW and money market accounts, consumer CDs and IRAs, and noninterest-bearing deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $69.5 billion to $563.6 billion in 2005, a 14 percent increase from the prior year. The increase was distributed between consumer CDs, noninterest-bearing deposits, NOW and money market deposits, and savings. Average market-based deposit funding increased $11.4 billion to $68.8 billion in 2005 compared to 2004. The increase was primarily due to a $10.5 billion increase in foreign interest-bearing deposits.

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

The Federal Funds Purchased and Securities Sold under Agreements to Repurchase average balance increased $65.5 billion to $230.8 billion in 2005 as a result of expanded trading activities related to the strategic initiative and investor client activities.

Trading Account Liabilities

Our Trading Account Liabilities consist primarily of short positions in fixed income securities (including government and corporate debt), equity and convertible instruments. The average balance increased $22.4 billion to $57.7 billion in 2005, which was due to growth in client-driven market-making activities in interest rate, credit and equity products, and an increase in proprietary trading activities. For additional information, see Market Risk Management beginning on page 66.

Commercial Paper and Other Short-term Borrowings

Commercial Paper and Other Short-term Borrowings provide a funding source to supplement Deposits in our ALM strategy. The average balance increased $33.3 billion to $95.7 billion in 2005 due to funding needs associated with the growth of core asset portfolios, primarily Loans and Leases, and AFS Securities.

Table 2

Five-Year Summary of Selected Financial Data(1)

(Dollars in millions, except per share information)	2005	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)
Income statement
Net interest income	$30,737	$27,960	$20,505	$20,117	$19,904
Noninterest income	25,354	21,005	17,329	14,874	15,863
Total revenue	56,091	48,965	37,834	34,991	35,767
Provision for credit losses	4,014	2,769	2,839	3,697	4,287
Gains on sales of debt securities	1,084	1,724	941	630	475
Noninterest expense	28,681	27,012	20,155	18,445	20,709
Income before income taxes	24,480	20,908	15,781	13,479	11,246
Income tax expense	8,015	6,961	5,019	3,926	3,747
Net income	16,465	13,947	10,762	9,553	7,499
Average common shares issued and outstanding (in thousands)	4,008,688	3,758,507	2,973,407	3,040,085	3,189,914
Average diluted common shares issued and outstanding (in thousands)	4,068,140	3,823,943	3,030,356	3,130,935	3,251,308

Performance ratios
Return on average assets	1.30%	1.34%	1.44%	1.46%	1.16%
Return on average common shareholders’ equity	16.51	16.47	21.50	19.96	15.42
Return on average tangible common shareholders’ equity(2)	34.03	32.59	29.20	27.53	23.51
Total ending equity to total ending assets	7.86	9.03	6.76	7.92	7.92
Total average equity to total average assets	7.86	8.12	6.69	7.33	7.55
Dividend payout	46.61	46.31	39.76	38.79	48.40

Per common share data
Earnings	$4.10	$3.71	$3.62	$3.14	$2.35
Diluted earnings	4.04	3.64	3.55	3.05	2.30
Dividends paid	1.90	1.70	1.44	1.22	1.14
Book value	25.32	24.70	16.86	17.04	15.63

Average balance sheet
Total loans and leases	$537,218	$472,617	$356,220	$336,820	$365,447
Total assets	1,269,892	1,044,631	749,104	653,732	644,887
Total deposits	632,432	551,559	406,233	371,479	362,653
Long-term debt	97,709	92,303	67,077	65,550	69,621
Common shareholders’ equity	99,590	84,584	50,035	47,837	48,610
Total shareholders’ equity	99,861	84,815	50,091	47,898	48,678

Capital ratios (at year end)
Risk-based capital:
Tier 1	8.25%	8.20%	8.02%	8.41%	8.44%
Total	11.08	11.73	12.05	12.63	12.81
Leverage	5.91	5.89	5.86	6.44	6.67

Market price per share of common stock
Closing	$46.15	$46.99	$40.22	$34.79	$31.48
High closing	47.08	47.44	41.77	38.45	32.50
Low closing	41.57	38.96	32.82	27.08	23.38

(1)	As a result of the adoption of SFAS 142 on January 1, 2002, we no longer amortize Goodwill. Goodwill amortization expense was $662 million in 2001.
(2)	Return on average tangible common shareholders’ equity equals net income available to common shareholders plus amortization of intangibles, divided by average common shareholders’ equity less goodwill, core deposit intangibles and other intangibles.

MBNA Merger Overview

Pursuant to the Agreement and Plan of Merger, dated June 30, 2005, by and between the Corporation and MBNA (the MBNA Merger Agreement), the Corporation acquired 100 percent of the outstanding stock of MBNA on January 1, 2006. The MBNA Merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the company by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations. MBNA’s results of operations will be included in the Corporation’s results beginning January 1, 2006. The transaction will be accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA Merger date.

Under the terms of the MBNA Merger Agreement, MBNA stockholders received 0.5009 of a share of the Corporation’s common stock plus $4.125 for each MBNA share of common stock. As provided by the MBNA Merger

Agreement, approximately 1.3 billion shares of MBNA common stock were exchanged for approximately 631 million shares of the Corporation’s common stock. At the date of the MBNA Merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. On November 3, 2005, MBNA redeemed all shares of its 7 1/2% Series A Cumulative Preferred Stock and Series B Adjustable Rate Cumulative Preferred Stock, in accordance with the terms of the MBNA Merger Agreement.

Supplemental Financial Data

Table 3 provides a reconciliation of the supplemental financial data mentioned below with financial measures defined by accounting principles generally accepted in the United States (GAAP). Other companies may define or calculate supplemental financial data differently.

Operating Basis Presentation

In managing our business, we may at times look at performance excluding certain non-recurring items. For example, as an alternative to Net Income, we view results on an operating basis, which represents Net Income excluding Merger and Restructuring Charges. The operating basis of presentation is not defined by GAAP. We believe that the exclusion of Merger and Restructuring Charges, which represent events outside our normal operations, provides a meaningful year-to-year comparison and is more reflective of normalized operations.

Net Interest Income—FTE Basis

In addition, we view Net Interest Income and related ratios and analysis (i.e. efficiency ratio, net interest yield and operating leverage) on a FTE basis. Although this is a non-GAAP measure, we believe managing the business with Net Interest Income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, Net Interest Income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in Income Tax Expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of Net Interest Income arising from taxable and tax-exempt sources.

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield, and operating leverage utilize Net Interest Income (and thus Total Revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. Targets vary by year and by business and are based on a variety of factors, including: maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g. risk appetite). The aforementioned performance measures and ratios, earnings per common share (EPS), return on average assets, return on average common shareholders’ equity and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 3.

Return on Average Common Shareholders’ Equity, Return on Average Tangible Common Shareholders’ Equity and Shareholder Value Added

We also evaluate our business based upon return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE) and shareholder value added (SVA) measures. ROE, ROTE and SVA utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity allocated to that unit. ROTE measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity reduced by Goodwill, Core Deposit Intangibles and Other Intangibles, allocated to that unit. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. For more information, see Basis of Presentation beginning on page 27. These measures are used to evaluate our use of equity (i.e. capital) at the individual unit level and are integral components in the analytics for resource allocation. Using SVA as a performance measure places specific focus on whether incremental investments generate returns in excess of the costs of capital associated with those investments. Investments and initiatives are analyzed using SVA during the annual planning process for maximizing allocation of corporate resources. In addition, profitability, relationship and investment models all use ROE and SVA as key measures to support our overall growth goal.

Table 3

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

(Dollars in millions, except per share information)	2005	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)
Operating basis(1,2)
Operating earnings	$16,740	$14,358	$10,762	$9,553	$8,749
Operating earnings per common share	4.17	3.82	3.62	3.14	2.74
Diluted operating earnings per common share	4.11	3.75	3.55	3.05	2.69
Shareholder value added	6,594	5,718	5,475	4,030	3,794
Return on average assets	1.32%	1.37%	1.44%	1.46%	1.36%
Return on average common shareholders’ equity	16.79	16.96	21.50	19.96	17.99
Return on average tangible common shareholders’ equity	34.57	33.51	29.20	27.53	27.02
Operating efficiency ratio (FTE basis)	49.66	53.13	52.38	51.84	53.74
Dividend payout ratio	45.84	44.98	39.76	38.79	41.48
Operating leverage (combined basis)(3)	8.33	0.44	(6.06)	n/a	n/a

FTE basis data
Net interest income	$31,569	$28,677	$21,149	$20,705	$20,247
Total revenue	56,923	49,682	38,478	35,579	36,110
Net interest yield	2.84%	3.17%	3.26%	3.63%	3.61%
Efficiency ratio	50.38	54.37	52.38	51.84	57.35

Reconciliation of net income to operating earnings
Net income	$16,465	$13,947	$10,762	$9,553	$7,499
Merger and restructuring charges	412	618	—	—	1,700
Related income tax benefit	(137)	(207)	—	—	(450)

Operating earnings	$16,740	$14,358	$10,762	$9,553	$8,749

Reconciliation of EPS to operating EPS
Earnings per common share	$4.10	$3.71	$3.62	$3.14	$2.35
Effect of merger and restructuring charges, net of tax benefit	0.07	0.11	—	—	0.39

Operating earnings per common share	$4.17	$3.82	$3.62	$3.14	$2.74

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$4.04	$3.64	$3.55	$3.05	$2.30
Effect of merger and restructuring charges, net of tax benefit	0.07	0.11	—	—	0.39

Diluted operating earnings per common share	$4.11	$3.75	$3.55	$3.05	$2.69

Reconciliation of net income to shareholder value added
Net income	$16,465	$13,947	$10,762	$9,553	$7,499
Amortization of intangibles(2)	809	664	217	218	878
Merger and restructuring charges, net of tax benefit	275	411	—	—	1,250

Cash basis earnings on an operating basis	17,549	15,022	10,979	9,771	9,627
Capital charge	(10,955)	(9,304)	(5,504)	(5,741)	(5,833)

Shareholder value added	$6,594	$5,718	$5,475	$4,030	$3,794

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.30%	1.34%	1.44%	1.46%	1.16%
Effect of merger and restructuring charges, net of tax benefit	0.02	0.03	—	—	0.20

Operating return on average assets	1.32%	1.37%	1.44%	1.46%	1.36%

Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	16.51%	16.47%	21.50%	19.96%	15.42%
Effect of merger and restructuring charges, net of tax benefit	0.28	0.49	—	—	2.57

Operating return on average common shareholders’ equity	16.79%	16.96%	21.50%	19.96%	17.99%

Reconciliation of return on average tangible common shareholders’ equity to operating return on average tangible common shareholders’ equity
Return on average tangible common shareholders’ equity	34.03%	32.59%	29.20%	27.53%	23.51%
Effect of merger and restructuring charges, net of tax benefit	0.54	0.92	—	—	3.51

Operating return on average tangible common shareholders’ equity	34.57%	33.51%	29.20%	27.53%	27.02%

Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	50.38%	54.37%	52.38%	51.84%	57.35%
Effect of merger and restructuring charges, net of tax benefit	(0.72)	(1.24)	—	—	(3.61)

Operating efficiency ratio	49.66%	53.13%	52.38%	51.84%	53.74%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	46.61%	46.31%	39.76%	38.79%	48.40%
Effect of merger and restructuring charges, net of tax benefit	(0.77)	(1.33)	—	—	(6.92)

Operating dividend payout ratio	45.84%	44.98%	39.76%	38.79%	41.48%

Reconciliation of operating leverage to operating leverage (combined basis)
Operating leverage	8.41%	(4.91)%	(1.12)%	n/a	n/a
Effect of merger and restructuring charges	(0.93)	3.07	—	n/a	n/a
Effect of FleetBoston pro forma results	0.85	2.28	(4.94)	n/a	n/a

Operating leverage (combined basis)(3)	8.33%	0.44%	(6.06)%	n/a	n/a

(1)	Operating basis excludes Merger and Restructuring Charges. Merger and Restructuring Charges were $412 million and $618 million in 2005 and 2004. Merger and Restructuring Charges in 2001 represented Provision for Credit Losses of $395 million and Noninterest Expense of $1.3 billion, both of which were related to the exit of certain consumer finance businesses.
(2)	As a result of the adoption of SFAS 142 on January 1, 2002, we no longer amortize Goodwill. Goodwill amortization expense was $662 million in 2001.
(3)	Operating leverage (combined basis) includes the results of FleetBoston for the year ended December 31, 2004 and 2003 on a pro forma basis. In 2004, operating leverage was impacted by the costs to integrate FleetBoston; however, in 2005, operating leverage benefited from FleetBoston Merger’s cost savings.
n/a	= not available

Core Net Interest Income—Managed Basis

In managing our business, we review core net interest income on a managed basis, which adjusts reported Net Interest Income on a FTE basis for the impact of trading-related activities and revolving securitizations. As discussed in the Global Capital Markets and Investment Banking business segment section beginning on page 35, we evaluate our trading results and strategies based on total trading-related revenue, calculated by combining trading-related Net Interest Income with Trading Account Profits. We also adjust for loans that we originated and sold into revolving credit card, home equity line and commercial loan securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. An analysis of core net interest income—managed basis, core average earning assets—managed basis and core net interest yield on earning assets—managed basis, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 4

Core Net Interest Income—Managed Basis

(Dollars in millions)	2005	2004 (Restated)	2003 (Restated)
Net interest income
As reported (FTE basis)	$31,569	$28,677	$21,149
Impact of trading-related net interest income	(1,444)	(2,039)	(2,235)

Core net interest income	30,125	26,638	18,914
Impact of revolving securitizations	708	882	311

Core net interest income—managed basis	$30,833	$27,520	$19,225

Average earning assets
As reported	$1,111,994	$905,273	$649,598
Impact of trading-related earning assets	(299,374)	(227,230)	(172,428)

Core average earning assets	812,620	678,043	477,170
Impact of revolving securitizations	8,440	10,181	3,342

Core average earning assets—managed basis	$821,060	$688,224	$480,512

Net interest yield contribution
As reported (FTE basis)	2.84%	3.17%	3.26%
Impact of trading-related activities	0.87	0.76	0.70

Core net interest yield on earning assets	3.71	3.93	3.96
Impact of revolving securitizations	0.04	0.06	0.03

Core net interest yield on earning assets—managed basis	3.75%	3.99%	3.99%

Core net interest income on a managed basis increased $3.3 billion for 2005. This increase was driven by the impact of the FleetBoston Merger, organic growth in consumer (primarily credit card and home equity) and commercial loans, higher domestic deposit levels and a larger ALM portfolio (primarily securities). Partially offsetting these increases was the adverse impact of spread compression due to the flattening of the yield curve.

Core average earning assets on a managed basis increased $132.8 billion primarily due to higher ALM levels (primarily securities) and higher levels of consumer loans (primarily home equity and credit card). The increases in these assets were due to organic growth as well as the impact of the FleetBoston Merger.

The core net interest yield on a managed basis decreased 24 bps as a result of the impact of spread compression due to flattening of the yield curve and a larger ALM portfolio partially offset by higher levels of core deposits and consumer loans.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Also during the third quarter of 2005, we announced the future combination of Global Business and Financial Services and Global Capital Markets and Investment Banking that was effective on January 1, 2006. This new segment is called Global Corporate and Investment Banking. This new segment will enable us to more effectively leverage the universal bank model in servicing our business clients. In the universal bank model, teams of consumer, commercial and investment bankers work together to provide all clients, regardless of size, the right combination of products and services to meet their needs. All Other consists primarily of Equity Investments, the residual impact of the allowance for credit losses process, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with the ALM process, including the impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains on Sales of Debt Securities. For more information on All Other, see page 40.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures many of which are discussed in Supplemental Financial Data on page 24. We begin by evaluating the operating results of the businesses, which by definition excludes Merger and Restructuring Charges. The segment results also reflect certain revenue and expense methodologies, which are utilized to determine operating income. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income also reflects an allocation of Net Interest Income generated by assets and liabilities used in our ALM process. The results of the business segments will fluctuate based on the performance of corporate ALM activities. The restatement impact to Net Interest Income, associated with the economic hedges that did not qualify for SFAS 133 hedge accounting, was included in All Other, and was not allocated to the business segments.

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

Equity is allocated to the business segments using a risk-adjusted methodology incorporating each unit’s credit, market and operational risk components. The nature of these risks is discussed further beginning on page 49. ROE is calculated by dividing Net Income by allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e. equity). Cash basis earnings on an operating basis is defined as Net Income adjusted to exclude Merger and Restructuring Charges, and Amortization of Intangibles. The charge for capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Average equity is allocated to the business level using a methodology identical to that used in the ROE calculation. Management reviews the estimate of the rate used to calculate the capital charge annually. The Capital Asset Pricing Model is used to estimate our cost of capital.

See Note 20 of the Consolidated Financial Statements for additional business segment information, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Global Consumer and Small Business Banking

The strategy of Global Consumer and Small Business Banking is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 29 states and the District of Columbia. We serve more than 38 million consumer and small business relationships utilizing our network of 5,873 banking centers, 16,785 domestic branded ATMs, and telephone and Internet channels. Within Global Consumer and Small Business Banking, our most significant product groups are Card Services, Consumer Real Estate and Consumer Deposit and Debit Products.

Global Consumer and Small Business Banking

(Dollars in millions)	2005	2004
Net interest income (FTE basis)	$17,053	$15,911
Noninterest income:
Service charges	4,996	4,329
Mortgage banking income	1,012	589
Card income(1)	5,476	4,359
All other income	339	(32)

Total noninterest income	11,823	9,245

Total revenue (FTE basis)	28,876	25,156
Provision for credit losses	4,271	3,333
Gains (losses) on sales of debt securities	(2)	117
Noninterest expense	13,440	12,555

Income before income taxes	11,163	9,385
Income tax expense	4,007	3,414

Net income	$7,156	$5,971

Shareholder value added	$4,013	$3,325
Net interest yield (FTE basis)	5.63%	5.46%
Return on average equity	21.31	21.28
Efficiency ratio (FTE basis)	46.54	49.91
Average:
Total loans and leases	$144,019	$122,148
Total assets	330,342	316,204
Total deposits	306,038	283,481
Common equity/Allocated equity	33,589	28,057
Year end:
Total loans and leases	151,646	139,507
Total assets	335,551	336,902
Total deposits	306,083	299,062

(1)	Includes Credit Card Income of $3,847 million and $3,127 million for 2005 and 2004, and Debit Card Income of $1,629 million and $1,232 million for 2005 and 2004.

In 2005, Net Interest Income increased $1.1 billion, or seven percent. Growth in deposits, a low cost source of funding, positively impacted Net Interest Income. Average Deposits increased $22.6 billion, or eight percent, driven by the impact of FleetBoston customers, deepening existing relationships and our focus on attracting new customers. Partially offsetting this growth was the migration of account balances of $28.1 billion from Global Consumer and Small Business Banking to Global Wealth and Investment Management. Net Interest Income was also positively impacted by the $21.9 billion, or 18 percent, increase in Average Loans and Leases. This increase was driven by higher average balances on home equity loans and lines of credit and average held credit card outstandings. The growth in held credit card outstandings was due to the impact of FleetBoston, increases in purchase volumes, the addition of more than 5 million new accounts primarily through our branch network and direct marketing programs, and new advances on accounts for which previous loan balances were sold to the securitization trusts.

Noninterest Income increased $2.6 billion, or 28 percent, in 2005. The increase was primarily due to increases of $1.1 billion, or 26 percent, in Card Income, $667 million, or 15 percent, in Service Charges and $423 million in Mortgage Banking Income. Card Income increased mainly due to higher purchase volumes for credit and debit cards, the impact of the NPC acquisition in the fourth quarter of 2004, and increases in average managed credit card outstandings. The increases in card purchase volumes and average managed credit card outstandings were due to continued growth in our card business as we more effectively leveraged our branch network. The increase in Service Charges was due primarily to the growth in new accounts. Mortgage Banking Income increased primarily due to a $400 million decrease in the impairment of MSRs. Also impacting these increases was the impact of FleetBoston.

The Provision for Credit Losses increased $938 million, or 28 percent, to $4.3 billion in 2005 mainly due to credit card. For further discussion of the increased Provision for Credit Losses related to credit card, see the following section, Card Services.

Noninterest Expense grew $885 million, or seven percent in 2005. The majority of the increase was due to the impact of FleetBoston and NPC.

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

We evaluate our Card Services business on both a held and managed basis (a non-GAAP measure). Managed basis treats securitized loan receivables as if they were still on the balance sheet and presents the earnings on the sold loan receivables as if they were not sold. We evaluate credit card operations on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. The credit performance of the managed portfolio is important to understanding the results of card operations.

The following table reconciles the credit card portfolio on a held basis to a managed basis to reflect the impact of securitizations. For assets that have been securitized, we record Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, as we are compensated for servicing income and gains or losses on securitizations. In a securitization, the credit card receivables, not the ongoing relationships, are sold to the trust. After the revolving period of the securitization, assuming no new securitizations, the newly generated credit card receivables arising from these relationships are recorded on our balance sheet. This has the effect of increasing Loans and Leases and increasing Net Interest Income and the Provision for Credit Losses (including net charge-offs), with a reduction in Noninterest Income.

Credit Card Services

(Dollars in millions)	2005	2004
Income Statement Data

Held net interest income(1)	$4,984	$4,283
Securitizations impact	572	799

Managed net interest income	5,556	5,082

Held noninterest income(1)	3,951	3,243
Securitizations impact	(115)	(185)

Managed noninterest income	3,836	3,058

Held total revenue(1)	8,935	7,526
Securitizations impact	457	614

Managed total revenue	9,392	8,140

Held provision for credit losses(1)	3,999	3,112
Securitizations impact	434	524

Managed credit impact	4,433	3,636

Balance Sheet Data

Average held credit card outstandings(1)	$53,997	$43,435
Securitizations impact	5,051	6,861

Average managed credit card outstandings	$59,048	$50,296

Ending held credit card outstandings(1)	$58,548	$51,726
Securitizations impact	2,237	6,903

Ending managed credit card outstandings	$60,785	$58,629

Credit Quality Statistics

Held net charge-offs(1)	$3,652	$2,305
Securitizations impact	434	524

Managed credit card net losses	$4,086	$2,829

Held net charge-offs(1)	6.76%	5.31%
Securitizations impact	0.16	0.31

Managed credit card net losses	6.92%	5.62%

(1)	Held basis is a GAAP measure.

Strong credit card growth drove Card Services revenue in 2005. Held credit card revenue increased $1.4 billion, or 19 percent, to $8.9 billion. Contributing to this increase was the $701 million increase in held Net Interest Income, due to a $10.6 billion, or 24 percent, increase in average held credit card outstandings. The increase in average held credit card outstandings was due to the impact of FleetBoston, increases in purchase volumes, the addition of more than 5 million new accounts primarily through our branch network and direct marketing programs, and new advances on accounts for which previous loan balances were sold to the securitization trusts.

Also driving Card Services held revenue was an increase in Noninterest Income of $708 million, or 22 percent, in 2005. The increase resulted from higher merchant discount fees, interchange fees, cash advance fees and late fees. Merchant discount fees increased $418 million primarily due to the acquisition of NPC. Interchange fees increased $87 million mainly due to a $10.4 billion, or 13 percent, increase in consumer credit card purchase volumes. Cash advance fees increased $64 million due to higher balance transfers. Late fees increased $62 million in 2005.

Held Provision for Credit Losses increased $887 million to $4.0 billion in 2005, driven primarily by higher net charge-offs. Consumer card net charge-offs were $3.7 billion, or 6.76 percent in 2005 compared to $2.3 billion, or 5.31 percent in 2004. Higher credit card net charge-offs were driven by an increase in bankruptcy related charge-offs of $578 million as card customers “rushed to file” ahead of the new bankruptcy law. Also impacting net charge-offs were organic portfolio growth and seasoning, increases effective in 2004 in credit card minimum payment requirements, the impact of FleetBoston and new advances on accounts for which previous loan balances were sold to the securitization trusts. We estimate that approximately 70 percent of the increased bankruptcy-related charge-offs represent acceleration from 2006. Excluding bankruptcy-related charge-offs representing acceleration from 2006 and charge-offs associated with the 2004 changes in credit card minimum payment requirements that were provided for in late 2004, the increased net charge-offs were the primary driver of the higher Provision for Credit Losses. In addition, the Provision for Credit Losses was impacted by new advances on accounts for which previous loan balances were sold to the securitization trusts, and the establishment of reserves in 2005 for additional changes made in late 2005 in credit card minimum payment requirements.

Managed card revenue increased $1.3 billion, or 15 percent, to $9.4 billion in 2005, driven by a $474 million, or nine percent, increase in managed Net Interest Income, and a $778 million, or 25 percent increase, in managed Noninterest Income. Average managed credit card outstandings were $59.0 billion in 2005 compared to $50.3 billion in 2004. The impact of FleetBoston and organic growth drove the increases in 2005.

Managed consumer credit card net losses were $4.1 billion, or 6.92 percent of total average managed credit card loans in 2005, compared to $2.8 billion, or 5.62 percent in 2004. Higher managed credit card net losses were driven by an increase in bankruptcy net losses resulting from the change in the bankruptcy law, continued growth and seasoning, increases effective in 2004 in credit card minimum payment requirements and the impact of FleetBoston. For more information, see Credit Risk Management beginning on page 49.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 5,873 banking centers, dedicated sales account executives in over 150 locations and through a dedicated sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 6,600 mortgage brokers in 49 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans, and home equity lines of credit. To manage this portfolio, these products are either sold into the secondary mortgage market to investors while retaining Bank of America customer relationships or are held on our balance sheet for ALM purposes.

Consumer Real Estate is managed with a focus on its two primary businesses, first mortgage and home equity. The first mortgage business includes the origination, fulfillment and servicing of first mortgage loan products. Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors. Servicing income includes ancillary income derived in connection with these activities, such as late fees. The home equity business includes lines of credit and second mortgages. These two businesses provide us with a business model that meets customer real estate borrowing needs in various interest rate cycles.

Total revenue for the Consumer Real Estate business increased $558 million to $3.2 billion in 2005. The following table shows the Global Consumer and Small Business Banking revenue components of the Consumer Real Estate business.

Consumer Real Estate Revenue

(Dollars in millions)	2005	2004
Net Interest Income
Home equity	$1,340	$1,108
Residential first mortgage	806	1,140

Net interest income	2,146	2,248

Mortgage banking income(1)	1,012	589
Trading account profits	—	(349)
Other income	66	178

Total consumer real estate revenue	$3,224	$2,666

(1)	For more information, see the following Mortgage Banking Income table.

Net Interest Income decreased $102 million primarily driven by the impact of spread compression due to flattening of the yield curve and the $2.3 billion decrease in average residential first mortgage balances. This decrease was partially offset by higher average balances in the home equity portfolio, which grew $11.2 billion, or 31 percent, to $47.7 billion which was attributable to account growth and larger line sizes resulting from enhanced product offerings, the expanding home equity market and the impact of FleetBoston.

In 2005, home equity average balances across all business lines grew $18.8 billion, or 42 percent, to $63.9 billion and home equity production improved $15.3 billion, or 27 percent, to $72.0 billion compared to 2004.

In 2005, there were no Trading Account Profits compared to a loss of $349 million in 2004, related to the Certificates. Effective June 1, 2004, the Certificates were converted to MSRs. Prior to the conversion, changes in the value of the Certificates, MSRs and derivatives used for risk management were recognized as Trading Account Profits. In 2004, Trading Account Profits included $342 million of downward adjustments for changes to valuation assumptions and prepayment adjustments.

Mortgage Banking Income increased $423 million to $1.0 billion in 2005. The following summarizes the components of Mortgage Banking Income which include production income from loans sold in the secondary market and servicing income that reflects the performance of the servicing portfolio.

Mortgage Banking Income

(Dollars in millions)	2005	2004
Production income(1)	$674	$765

Servicing income:
Servicing fees and ancillary income	848	615
Amortization of MSRs	(613)	(345)
Gains on sales of MSRs	14	—
Net MSR and SFAS 133 derivative hedge adjustments(2)	167	18
Losses on derivatives(3)	(15)	(1)
Impairment of MSRs	(63)	(463)

Total net servicing income	338	(176)

Total mortgage banking income(4)	$1,012	$589

(1)	Includes $(14) million and $2 million related to hedge ineffectiveness of cash flow hedges on our mortgage warehouse for 2005 and 2004.
(2)	Represents derivative hedge losses of $124 million under SFAS 133, offset by an increase in the value of the MSRs of $291 million for 2005, and derivative hedge gains of $228 million offset by a decrease in the value of the MSRs of $210 million for 2004. For additional information on MSRs, see Note 9 of the Consolidated Financial Statements.
(3)	Net losses on derivatives used as economic hedges of MSRs not designated as SFAS 133 hedges.
(4)	Includes revenue for mortgage services provided to other segments that are eliminated in consolidation (in All Other) of $207 million and $175 million for 2005 and 2004.

Production for residential first mortgages, within Global Consumer and Small Business Banking, was $74.7 billion in 2005 compared to $80.2 billion in 2004, a decrease of seven percent. In 2005, production income decreased $91 million to $674 million due to lower production volume and margin compression. The volume reduction resulted in lower loan sales to the secondary market in 2005 of $65.1 billion, an eight percent decrease from 2004.

Across all segments, residential first mortgage production was $86.8 billion in 2005 compared to $87.5 billion in 2004. Of the volume across all segments during 2005, $60.3 billion was originated through retail channels, and $26.5 billion was originated through the wholesale channel. This compares to $57.6 billion and $30.0 billion during 2004. Refinance activity in 2005 was approximately 49 percent of the production compared to 57 percent in 2004.

The Consumer Real Estate servicing portfolio includes originated and retained residential mortgages, loans serviced for others and home equity loans. The servicing portfolio at December 31, 2005 was $368.4 billion, $35.9 billion higher than December 31, 2004, driven primarily by production, home equity account growth and lower prepayment rates.

Net servicing income rose $514 million in 2005, primarily driven by a $400 million decrease in impairment of MSRs. Impairment charges in 2004 included a $261 million adjustment for changes in valuation assumptions and prepayment adjustments to align with changing market conditions and customer behavioral trends.

As of December 31, 2005, the MSR balance was $2.7 billion, an increase of $300 million, or 13 percent, from December 31, 2004. This value represented 122 bps of the related unpaid principal balance, a three percent increase from December 31, 2004. The following table outlines our MSR statistical information:

Consumer Real Estate Mortgage Servicing Rights(1)

	December 31
(Dollars in millions)	2005	2004
MSR data:
Balance	$2,658	$2,358
Capitalization value	1.22%	1.19%
Unpaid balance(2)	$218,172	$197,795
Number of customers (in thousands)	1,619	1,582

(1)	Excludes MSRs in Global Capital Markets and Investment Banking at December 31, 2005 and 2004 of $148 million and $123 million.
(2)	Represents the portion of our servicing portfolio for which a MSR asset has been recorded.

MSRs are accounted for at the lower of cost or market with impairment recognized as a reduction to Mortgage Banking Income. A combination of derivatives and AFS securities (e.g. mortgage-backed securities) is utilized to hedge the changes in value associated with the MSRs. At December 31, 2005, $2.3 billion of MSRs were hedged using a SFAS 133 strategy and $250 million of MSRs were economically hedged using AFS securities. During 2005, Net Interest Income included $18 million on these AFS securities. At December 31, 2005, the unrealized loss on AFS securities used to economically hedge the MSRs was $29 million compared to an unrealized gain of $21 million at December 31, 2004. For more information on MSRs, see Notes 1 and 9 of the Consolidated Financial Statements.

Consumer Deposit and Debit Products

Consumer Deposit and Debit Products provides a comprehensive range of products to consumers and small businesses. Our products include traditional savings accounts, money market savings accounts, CDs and IRAs, regular and interest-checking accounts, debit cards and a variety of business checking options.

In 2005, we added approximately 2.3 million net new retail checking accounts and 1.9 million net new retail savings accounts. This growth resulted from continued improvement in sales and service results in the Banking Center Channel, the introduction of new products, the addition of 99 new stores and the impact of FleetBoston. In the FleetBoston franchise, we opened 431,000 net new retail checking and 348,000 net new retail savings accounts since the FleetBoston Merger on April 1, 2004.

Consumer deposit products provide a relatively stable and inexpensive source of liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM process. The revenue streams from these activities are allocated to our deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate account fees while debit cards generate interchange income. The following table shows the components of Total Revenue for Consumer Deposit and Debit Products.

Consumer Deposit and Debit Products Revenue

(Dollars in millions)	2005	2004
Net interest income	$8,380	$6,982

Deposit service charges	4,986	4,321
Debit card income	1,629	1,232

Total noninterest income	6,615	5,553

Total deposit and debit revenue	$14,995	$12,535

Total deposit and debit revenue grew $2.5 billion, or 20 percent, in 2005. Driving this growth was an increase of $1.4 billion, or 20 percent, in Net Interest Income resulting from higher levels of deposits. Also impacting the growth in Net Interest Income was our pricing strategy and the positive impact of the FleetBoston Merger.

Deposit service charges increased $665 million, or 15 percent, in 2005. The increase was primarily due to the growth of new accounts across our franchise and the impact of the FleetBoston Merger.

Debit card income, which is included in Card Income on the Consolidated Statement of Income, increased $397 million, or 32 percent, in 2005. Driving the increase was growth in transaction activity as purchase volumes increased 29 percent due to new accounts, growth in average ticket size and the positive impact of the FleetBoston Merger, as well as higher interchange rates on debit card transactions.

Global Business and Financial Services

Global Business and Financial Services serves mid-sized domestic and international business clients providing financial services, specialized industry expertise and local delivery through a global team of client managers and a variety of businesses including Global Treasury Services, Middle Market Banking, Business Banking, Commercial Real Estate Banking, Leasing, Business Capital, and Dealer Financial Services. It also includes our businesses in Latin America. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Also during the third quarter of 2005, we announced the future combination of Global Business and Financial Services and Global Capital Markets and Investment Banking that was effective on January 1, 2006. This new segment is called Global Corporate and Investment Banking.

Global Treasury Services provides integrated working capital management and treasury solutions to clients across the U.S. and 50 countries through our network of proprietary offices and clearing arrangements with other financial institutions. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing. The revenues and operating results are reflected in this segment as well as Global Consumer and Small Business Banking and Global Capital Markets and Investment Banking, based upon where customers and clients are serviced.

Middle Market Banking provides commercial lending, treasury management products, investment banking, capital markets, and insurance services to middle-market companies across the U.S.

Business Banking offers our client-managed small business customers a variety of business solutions to grow and manage their businesses. Products and services include a wide range of credit and treasury management solutions, advisory services such as merchant services, card products, payroll and employee benefits.

Commercial Real Estate Banking, with offices in more than 60 cities across the U.S., provides project financing and treasury management solutions to private developers, homebuilders and commercial real estate firms. This business also includes community development banking, which provides lending and investing services to low- and moderate-income communities.

Leasing provides leasing solutions to small businesses, middle-market and large corporations in the U.S. and internationally, offering expertise in the municipal, corporate aircraft, healthcare and vendor markets.

Business Capital provides asset-based lending financing solutions that are customized to meet the capital needs of our clients by leveraging their assets on a primarily secured basis in the U.S., Canada and European markets.

Dealer Financial Services provides indirect and direct lending and investing services, including floor plan programs and consumer financing for marine, recreational vehicle and auto dealerships through more than 10,000 dealer clients across the U.S.

Latin America includes our full-service Latin American operations in Brazil, Chile, Argentina, and Uruguay, and our commercial and wealth and investment management operations in Mexico. These businesses primarily service indigenous and multinational corporations, small businesses and affluent consumers. On October 13, 2005, we announced an agreement to sell our asset management business in Mexico with $1.8 billion of assets under management to an entity in which we have a 24.9 percent investment. The sale will be completed in 2006. In December 2005, we entered into a definitive agreement for the sale of BankBoston Argentina assets and assumption of liabilities. The transaction is subject to obtaining all necessary regulatory approvals. For more information on our Latin American operations, see Foreign Portfolio beginning on page 56.

Global Business and Financial Services

(Dollars in millions)	2005	2004
Net interest income (FTE basis)	$7,788	$6,534
Noninterest income:
Service charges	1,469	1,287
Investment and brokerage services	221	168
All other income	1,682	1,262

Total noninterest income	3,372	2,717

Total revenue (FTE basis)	11,160	9,251
Provision for credit losses	(49)	(442)
Gains on sales of debt securities	146	—
Noninterest expense	4,162	3,598

Income before income taxes	7,193	6,095
Income tax expense	2,631	2,251

Net income	$4,562	$3,844

Shareholder value added	$1,486	$1,297
Net interest yield (FTE basis)	4.05%	4.06%
Return on average equity	15.63	15.89
Efficiency ratio (FTE basis)	37.29	38.90
Average:
Total loans and leases	$180,557	$151,725
Total assets	222,584	184,771
Total deposits	106,951	93,254
Common equity/Allocated equity	29,182	24,193
Year end:
Total loans and leases	192,532	170,698
Total assets	237,679	214,045
Total deposits	114,241	107,838

Net Interest Income increased $1.3 billion, or 19 percent in 2005. The increase was largely due to growth in commercial loans and leases, deposit balances, and the impact of FleetBoston earning assets offset by spread compression driven by a flattening yield curve. Average outstanding Loans and Leases increased $28.8 billion, or 19 percent, in 2005 due to loan growth in Middle Market Banking, Dealer Financial Services (primarily due to consumer bulk purchases), Commercial Real Estate Banking, Leasing and Business Banking. Average commercial deposits, which are a lower cost source of funding, increased $13.7 billion, or 15 percent, in 2005, driven by deposit growth in Middle Market Banking, Business Banking, Latin America and Commercial Real Estate Banking.

Noninterest Income increased $655 million, or 24 percent, in 2005. The increase was driven by a $420 million increase in other noninterest income to $1.7 billion, primarily due to the FleetBoston Merger and gains on early lease terminations. Higher Service Charges impacted the increase in Noninterest Income, primarily driven by the FleetBoston Merger.

The Provision for Credit Losses increased $393 million to negative $49 million in 2005 compared to negative $442 million in 2004. The negative provision reflects continued improvement in commercial credit quality although at a slower rate than experienced in 2004. An improved risk profile in Latin America and reduced uncertainties resulting from the completion of credit-related integration activities for FleetBoston also contributed to the negative provision. For more information, see Credit Risk Management beginning on page 49.

Noninterest Expense increased $564 million, or 16 percent. The increase was primarily due to higher Personnel expense as a result of increased performance based incentive compensation, higher processing costs and the FleetBoston Merger.

Global Capital Markets and Investment Banking

Our strategy is to align our resources with sectors where we can deliver value-added financial solutions to our issuer and investor clients. This segment provides a broad range of financial services to large corporate domestic and international clients, financial institutions, and government entities. It also provides significant resources and capabilities to our investor clients providing them with financial solutions as well as allowing greater access to market liquidity and risk management capabilities through various distribution channels. Clients are supported through offices in 27 countries that are divided into three distinct geographic regions: U.S. and Canada; Asia; and Europe, Middle East and Africa. Our products and services include loan originations, mergers and acquisitions advisory, debt and equity underwriting, distribution and trading, cash management, derivatives, foreign exchange, leveraged finance, structured finance and trade services. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Also during the third quarter of 2005, we announced the future combination of Global Business and Financial Services and Global Capital Markets and Investment Banking that was effective on January 1, 2006. This new segment is called Global Corporate and Investment Banking.

During the fourth quarter of 2004, we announced a strategic initiative to invest approximately $675 million in Global Capital Markets and Investment Banking to expand on opportunities in the business’s platform. These investments were primarily focused on expanding our fixed income activities with both the issuer and investor client sectors. As of December 31, 2005, approximately 80 percent of this investment had been invested on personnel, technology and other infrastructure costs, which are all in various phases of execution. We remain committed to the build out of this business and believe that in time we will be well-positioned in the markets where we choose to compete.

This segment offers clients a comprehensive range of global capabilities through the following three financial services: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking is comprised of Corporate and Investment Banking, and Global Capital Markets. Global Investment Banking underwrites and makes markets in equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. We also provide debt and equity securities research, loan syndications, mergers and acquisitions advisory services, and private placements. Further, we provide risk management solutions for customers using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the businesses may take positions in these products and participate in market-making activities. The Global Investment Banking business is a primary dealer in the U.S. and in several international locations.

Global Credit Products provides credit and lending services for our corporate clients and institutional investors. Global Credit Products is also responsible for actively managing loan and counterparty risk in our large corporate portfolio using risk mitigation techniques including credit default swaps (CDS).

Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and corporate clients manage their cash flows. For additional information on Global Treasury Services, see Global Business and Financial Services on page 34.

Global Capital Markets and Investment Banking

(Dollars in millions)	2005	2004
Net interest income (FTE basis):
Core net interest income	$1,854	$2,019
Trading-related net interest income	1,444	2,039

Total net interest income	3,298	4,058

Noninterest income:
Service charges	1,146	1,287
Investment and brokerage services	806	705
Investment banking income	1,749	1,783
Trading account profits	1,664	1,023
All other income	346	190

Total noninterest income	5,711	4,988

Total revenue (FTE basis)	9,009	9,046
Provision for credit losses	(244)	(445)
Gains (losses) on sales of debt securities	117	(10)
Noninterest expense	6,678	6,581

Income before income taxes	2,692	2,900
Income tax expense	956	976

Net income	$1,736	$1,924

Shareholder value added	$642	$873
Net interest yield (FTE basis)	0.92%	1.47%
Return on average equity	16.73	19.34
Efficiency ratio (FTE basis)	74.13	72.76
Average:
Total loans and leases	$34,353	$33,891
Trading-related earning assets	299,374	227,230
Total assets	410,979	321,743
Total deposits	84,979	74,738
Common equity/Allocated equity	10,372	9,946
Period end:
Total loans and leases	40,213	33,387
Trading-related earning assets	282,456	189,596
Total assets	395,900	303,897
Total deposits	86,144	76,986

Net Interest Income declined $760 million, or 19 percent, in 2005. Driving the decrease was lower trading-related Net Interest Income of $595 million, or 29 percent. Despite the growth in average trading-related earning assets of $70.9 billion, or 33 percent, the contribution to Net Interest Income decreased due to a flattening yield curve. In 2005, core net interest income decreased $165 million to $1.9 billion primarily due to spread compression. Average Deposits increased $10.2 billion, or 14 percent, due to higher foreign deposits and escrow balances.

Noninterest Income increased $723 million, or 14 percent, in 2005. Driving the increase were higher Trading Account Profits of $641 million, Equity Investment Gains (included in all other income) of $123 million and Investment and Brokerage Services of $101 million. The increase in Trading Account Profits was due to growth in average trading-related earning assets as a result of increased client activity as we continued to invest in the business. These increases were partially offset by declines in Service Charges of $141 million due to effects of rising earnings credits on balances required for services and lower Investment Banking Income of $34 million.

Provision for Credit Losses increased $201 million to negative $244 million in 2005, compared to negative $445 million in 2004, driven by a slower rate of improvement in commercial credit quality. Net charge-offs declined $245 million from the prior year, driven partially by increased recoveries. For more information, see Credit Risk Management beginning on page 49.

Noninterest Expense remained relatively unchanged in 2005. Other general operating expense decreased primarily due to the segment’s share of the mutual fund settlement and other litigation reserves recorded in 2004. This decrease was offset by higher Personnel expense, including costs associated with the strategic initiative.

Trading-related revenue and equity commissions, both key measures reviewed by management, are presented in the following table.

Trading-related Revenue and Equity Commissions

(Dollars in millions)	2005	2004
Trading-related net interest income(1)	$1,444	$2,039
Trading account profits(2)	1,664	1,023

Total trading-related revenue(2)	3,108	3,062
Equity commissions(1,3)	794	667

Total trading-related revenue and equity commissions	$3,902	$3,729

Trading-related Revenue by Product and Equity Commissions
Fixed income	$1,054	$1,547
Interest rate(1)	767	667
Foreign exchange	744	752
Equities and equity commissions(1)	1,201	862
Commodities	87	45

Market-based trading-related revenue and equity commissions	3,853	3,873
Credit portfolio hedges(4)	49	(144)

Total trading-related revenue and equity commissions(2)	$3,902	$3,729

(1)	FTE basis
(2)	Total corporate Trading Account Profits were $1,812 million and $869 million in 2005 and 2004. Total corporate trading-related revenue was $3,256 million and $2,908 million in 2005 and 2004.
(3)	Equity commissions are included in Investment and Brokerage Services in the Consolidated Statement of Income.
(4)	Includes CDS and related products used for credit risk management. For additional information on CDS, see Concentrations of Commercial Credit Risk beginning on page 53.

In 2005, market-based trading-related revenue was $3.9 billion, relatively unchanged from the prior year. Fixed income revenue decreased $493 million due to increased spread volatility in certain industries and lack of investor demand. Offsetting this decline were increases in equities and equity commissions, interest rate-related revenues and commodities. Trading-related revenue from equities and equity commissions increased $339 million due to higher customer activity and the absence of net losses on a stock position that occurred in 2004. Interest rate-related revenues increased $100 million primarily related to higher sales activity. In 2005, commodities revenue increased $42 million as the prior year included losses related to positions in gas and jet fuel.

Total trading-related revenue and equity commissions included net gains of $49 million associated with credit portfolio hedges, an improvement of $193 million from 2004. The improvement was primarily due to widening of spreads on CDS in certain industries.

The following table presents the detail of Investment Banking Income within the segment.

Investment Banking Income

(Dollars in millions)	2005	2004
Securities underwriting	$787	$920
Syndications	528	521
Advisory services	409	310
Other	25	32

Total investment banking income(1)	$1,749	$1,783

(1)	Investment Banking Income recorded in other business units in 2005 and 2004 was $107 million and $103 million.

Investment Banking Income decreased $34 million, or two percent, in 2005. The decrease was due primarily to a decline in securities underwriting as the overall market contracted and private placement activity declined. This decline was partially offset by market share gains in certain debt issuance markets and higher advisory services income due to increased merger and advisory activity.

Global Wealth and Investment Management

This segment provides tailored investment services to individual and institutional clients in various stages and economic cycles. Our clients are offered specific products and services based on their needs through five major businesses: Premier Banking and Investments (PB&I), The Private Bank, Family Wealth Advisors (FWA), Columbia Management Group (Columbia) and Other Services.

PB&I includes Banc of America Investments (BAI), our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of more than 2,100 client managers to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $250,000 or they have at least $100,000 of investable assets. BAI is the third largest bank-owned brokerage company in the U.S. with $151 billion in client assets. BAI serves approximately 1.6 million accounts through a network of approximately 1,895 financial advisors throughout the U.S.

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

FWA at the Private Bank is designed to serve the needs of ultra high-net-worth individuals and families. This new business provides a higher level of contact and tailored service and wealth management solutions that address the complex needs of clients with investable assets greater than $50 million. FWA was rolled out during the first quarter of 2005.

Columbia is an asset management organization primarily serving the needs of institutional customers. Columbia provides asset management services, liquidity strategies and separate accounts. Columbia also provides mutual funds offering a full range of investment styles across an array of products including equities, fixed income (taxable and nontaxable) and cash products (taxable and nontaxable). In addition to servicing institutional clients, Columbia distributes its products and services to individuals through The Private Bank, PB&I, FWA and nonproprietary channels including other brokerage firms.

Other Services include the Investment Services Group, which provides products and services from traditional capital markets products to alternative investments and Banc of America Specialist, a New York Stock Exchange market-maker.

Global Wealth and Investment Management

(Dollars in millions)	2005	2004
Net interest income (FTE basis)	$3,770	$2,869
Noninterest income:
Investment and brokerage services	3,122	2,728
All other income	501	336

Total noninterest income	3,623	3,064

Total revenue (FTE basis)	7,393	5,933
Provision for credit losses	(5)	(20)
Noninterest expense	3,672	3,431

Income before income taxes	3,726	2,522
Income tax expense	1,338	917

Net income	$2,388	$1,605

Shareholder value added	$1,337	$754
Net interest yield (FTE basis)	3.21%	3.36%
Return on average equity	23.34	19.35
Efficiency ratio (FTE basis)	49.66	57.83
Average:
Total loans and leases	$54,021	$44,057
Total assets	125,289	91,889
Total deposits	115,301	83,053
Common equity/Allocated equity	10,232	8,296
Year end:
Total loans and leases	58,277	49,783
Total assets	127,156	122,587
Total deposits	113,389	111,107

Net Interest Income increased $901 million, or 31 percent, in 2005. This increase was due to growth in deposits and loans in PB&I and The Private Bank. Average Deposits increased $32.2 billion, or 39 percent, in 2005 primarily due to the migration of $28.1 billion of account balances from Global Consumer and Small Business Banking to PB&I, and organic growth in PB&I and The Private Bank. Average Loans and Leases increased $10.0 billion, or 23 percent, due to higher loan volume in PB&I and The Private Bank. The secondary driver of the increase in Average Deposits, and Loans and Leases was the impact of the FleetBoston portfolio.

Noninterest Income increased $559 million, or 18 percent, in 2005. Noninterest Income consists primarily of Investment and Brokerage Services, which represents fees earned on client assets and brokerage commissions. The Investment and Brokerage Services revenue increase in 2005, compared to 2004, was mainly due to the impact of FleetBoston.

Client Assets

	December 31
(Dollars in billions)	2005	2004
Assets under management	$482.4	$451.5
Client brokerage assets	161.7	149.9
Assets in custody	94.2	107.0

Total client assets	$738.3	$708.4

Total client assets increased $29.9 billion, or four percent, in 2005. This increase was due to the $30.9 billion increase in assets under management in 2005, which was driven by net inflows primarily in short-term money market assets and an increase in overall market valuations. Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of taxable and nontaxable money market products, equities, and taxable and nontaxable fixed income securities.

Noninterest Expense increased $241 million, or seven percent, in 2005. The increase was due primarily to increased Personnel expenses driven by PB&I growth in the Northeast and the impact of FleetBoston. This increase was partially offset by lower other general operating expenses due to the segment’s share of the mutual fund settlement recorded in 2004.

All Other

Included in All Other are our Equity Investments businesses, and Other.

Equity Investments include Principal Investing and corporate investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. Corporate investments include CCB, Grupo Financiero Santander Serfin and various other investments.

Other includes the residual impact of the allowance for credit losses process, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Other also includes certain amounts associated with the ALM process, including the impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains on Sales of Debt Securities. The objective of the funds transfer pricing allocation methodology is to neutralize the business segments from changes in interest rate and foreign exchange fluctuations. Accordingly, for segment reporting purposes, the business segments receive the neutralizing benefit to Net Interest Income related to the economic hedges previously mentioned, with the offset recorded in Other.

All Other

(Dollars in millions)	2005	2004 (Restated)
Net interest income (FTE basis)(1)	$(340)	$(695)
Noninterest income:
Equity investment gains	1,646	750
All other income(1)	(821)	241

Total noninterest income	825	991

Total revenue (FTE basis)	485	296
Provision for credit losses	41	343
Gains on sales of debt securities(1)	823	1,617
Merger and restructuring charges	412	618
All other noninterest expense	317	229

Income before income taxes	538	723
Income tax expense (benefit)	(85)	120

Net income	$623	$603

Shareholder value added	$(884)	$(531)

(1)	Included in these amounts are impacts related to derivatives designated as economic hedges which do not qualify for SFAS 133 hedge accounting treatment of $(419) million and $(834) million in Net Interest Income and $(256) million and $920 million in Noninterest Income. The impact, including $0 and a loss of $(399) million in Gains on Sales of Debt Securities, totaled $(675) million and $(313) million in 2005 and 2004. For additional information, see Note 1 of the Consolidated Financial Statements.

Total Revenue for All Other increased $189 million to $485 million in 2005, primarily driven by an increase in Equity Investment Gains in 2005. Offsetting this increase was the decline in fair value of derivative instruments which were used as economic hedges of interest and foreign exchange rates as part of the ALM process. Changes in value of these derivative instruments were due to interest rate fluctuations during the year.

Provision for Credit Losses decreased $302 million to $41 million in 2005, resulting from changes to components of the formula and other factors effective in 2004, and reduced credit costs in 2005 associated with previously exited businesses. These decreases were offset in part by the establishment of a $50 million reserve for estimated losses associated with Hurricane Katrina.

Gains on Sales of Debt Securities decreased $794 million primarily due to lower gains realized in 2005 on mortgage-backed securities and corporate bonds than in 2004. Securities gains are the result of the repositioning of the securities portfolio to manage interest rate fluctuations and mortgage prepayment risk. The Corporation utilized a forward purchase agreement to hedge the variability of cash flows from the anticipated purchase of securities. The Corporation subsequently sold the related securities and did not originally reclassify the loss from Accumulated OCI at the time the related securities were sold.

Merger and Restructuring Charges decreased $206 million in 2005 as the FleetBoston integration is nearing completion and the infrastructure initiative was completed in the first quarter of 2005. For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

The Income Tax Expense (Benefit) was a benefit of $85 million in 2005, compared to an expense of $120 million in 2004. The change in Income Tax Expense (Benefit) was driven by an increase in tax benefits for low-income housing credits. These tax benefits are allocated to Global Consumer and Small Business Banking as FTE Noninterest Income through our segment reporting process. All Other includes an offset to this FTE impact.

Equity Investments

Equity Investments reported Net Income of $796 million in 2005, a $594 million improvement compared to 2004. The improvements were primarily due to higher revenues in Principal Investing driven by increasing liquidity in the private equity markets. When compared to the prior year, Principal Investing revenue increased $966 million to $1.4 billion. The increased revenues were driven by higher realized gains and reduced impairments compared to the prior year.

The following table presents the carrying value of equity investments in the Principal Investing portfolio by major industry at December 31, 2005 and 2004:

Equity Investments in the Principal Investing Portfolio

	December 31
(Dollars in millions)	2005	2004
Consumer discretionary	$1,607	$2,058
Information technology	1,131	1,089
Industrials	1,017	1,118
Telecommunication services	708	769
Financials	632	606
Healthcare	560	576
Materials	288	421
Consumer staples	213	230
Real estate	188	229
Energy	56	81
Individual trusts, nonprofits, government	43	49
Utilities	19	24

Total	$6,462	$7,250

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

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. These forms of asset support are senior to the first layer of asset support provided by customers through over-collateralization or by support provided by third parties. The rating agencies require that a certain percentage of the commercial paper entity’s assets be supported by the seller’s over-collateralization and our SBLC in order to receive their respective investment rating. The SBLC would be drawn on only when the over-collateralization provided by the seller is not sufficient to cover losses of the related asset. Liquidity commitments made to the commercial paper entity are designed to fund scheduled redemptions of commercial paper if there is a market disruption or the new commercial paper cannot be issued to fund the redemption of the maturing commercial paper. The liquidity facility has the same legal priority as the commercial paper. We do not enter into any other form of guarantee with these entities.

We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At December 31, 2005 and 2004, we had off-balance sheet liquidity commitments and SBLCs to these entities of $25.9 billion and $23.8 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 6. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $71 million and $80 million in 2005 and 2004.

From time to time, we may purchase some of the commercial paper issued by certain of these entities for our own account or acting as a dealer on behalf of third parties. Derivative instruments related to these entities are marked to market through the Consolidated Statement of Income. SBLCs are initially recorded at fair value in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (FIN 45). Liquidity commitments and SBLCs subsequent to inception are accounted for pursuant to SFAS No. 5, “Accounting for Contingencies” (SFAS 5), and are discussed further in Note 13 of the Consolidated Financial Statements.

The commercial paper conduits are variable interest entities (VIEs) as defined in FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. In accordance with FIN 46R, the primary beneficiary is the party that consolidates a VIE based on its assessment that it will absorb a majority of the expected losses or expected residual returns of the entity, or both. We have determined that we are not the primary beneficiary of the commercial paper conduits described above and, therefore, have not included the assets and liabilities or results of operations of these conduits in the Consolidated Financial Statements of the Corporation.

On-balance Sheet Commercial Paper Conduits

In addition to the off-balance sheet financing entities previously described, we also utilize commercial paper conduits that have been consolidated based on our determination that we are the primary beneficiary of the entities in accordance with FIN 46R. At December 31, 2005 and 2004, the consolidated assets and liabilities of these conduits were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Capital Markets and Investment Banking. At December 31, 2005 and 2004, we held $6.6 billion and $7.7 billion of assets of these entities while our maximum loss exposure associated with these entities, including unfunded lending commitments, was approximately $8.0 billion and $9.4 billion. We manage our credit risk on the on-balance sheet commitments by subjecting them to the same processes as the off-balance sheet commitments.

Qualified Special Purpose Entities

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, we will, from time to time, sell assets to off-balance sheet commercial paper entities. The commercial paper entities are Qualified Special Purpose Entities (QSPEs) that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The accounting for these entities is governed by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” (SFAS 140) which provides that QSPEs are not included in the consolidated financial statements of the seller. Assets sold to the entities consist of high-grade corporate or municipal bonds, collateralized debt obligations and asset-backed securities. These entities issue collateralized commercial paper or notes with similar repricing characteristics to third party market participants and passive derivative instruments to us. Assets sold to the entities typically have an investment rating ranging from Aaa/AAA to Aa/AA. We may provide liquidity, SBLCs or similar loss protection commitments to the entity, or we may enter into derivatives with the entity in which we assume certain risks. The liquidity facility and derivatives have the same legal standing with the commercial paper.

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

We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At December 31, 2005 and 2004, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to these entities of $7.1 billion and $7.4 billion. Substantially all of these commitments mature within one year and are included in Table 6. Derivative activity related to these entities is included in Note 5 of the Consolidated Financial Statements. Net revenues earned from fees associated with these entities were $86 million and $61 million in 2005 and 2004.

We generally do not purchase any of the commercial paper issued by these types of financing entities other than during the underwriting process when we act as issuing agent nor do we purchase any of the commercial paper for our own account. Derivative instruments related to these entities are marked to market through the Consolidated Statement of Income. SBLCs are initially recorded at fair value in accordance with FIN 45. Liquidity commitments and SBLCs subsequent to inception are accounted for pursuant to SFAS 5 and are discussed further in Note 13 of the Consolidated Financial Statements.

Credit and Liquidity Risks

Because we provide liquidity and credit support to the commercial paper conduits and QSPEs described above, our credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Disruption in the commercial paper markets may result in our having to fund under these commitments and SBLCs discussed above. We seek to manage these risks, along with all other credit and liquidity risks, within our policies and practices. See Notes 1 and 9 of the Consolidated Financial Statements for additional discussion of off-balance sheet financing entities.

Other Off-balance Sheet Financing Entities

To improve our capital position and diversify funding sources, we also sell assets, primarily loans, to other off-balance sheet QSPEs that obtain financing primarily by issuing term notes. We may retain a portion of the investment grade notes issued by these entities, and we may also retain subordinated interests in the entities which reduce the credit risk of the senior investors. We may provide liquidity support in the form of foreign exchange or interest rate swaps. We generally do not provide other forms of credit support to these entities, which are described more fully in Note 9 of the Consolidated Financial Statements. In addition to the above, we had significant involvement with variable interest entities (VIEs) other than the commercial paper conduits. These VIEs were not consolidated because we will not absorb a majority of the expected losses or expected residual returns and are therefore not the primary beneficiary of the VIEs. These entities are described more fully in Note 9 of the Consolidated Financial Statements.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. Included in purchase obligations are vendor contracts of $4.0 billion, commitments to purchase securities of $34.2 billion and commitments to purchase loans of $51.7 billion. The most significant of our vendor contracts include communication services, processing services and software contracts. Other long-term liabilities include our obligations related to the Qualified Pension Plans, Nonqualified Pension Plans and Postretirement Health and Life Plans (the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2005 and 2004, we contributed $1.1 billion and $303 million to the Plans, and we expect to make at least $134 million of contributions during 2006. Management believes the effect of the Plans on liquidity is not significant to our overall financial condition. Debt, lease and other obligations are more fully discussed in Notes 12 and 13 of the Consolidated Financial Statements.

Table 5 presents total long-term debt and other obligations at December 31, 2005.

Table 5

Long-term Debt and Other Obligations

December 31, 2005
(Dollars in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term debt and capital leases(1)	$11,188	$24,065	$20,689	$44,906	$100,848
Purchase obligations(2)	44,635	21,235	22,989	1,076	89,935
Operating lease obligations	1,324	2,202	1,449	3,477	8,452
Other long-term liabilities	134	—	—	—	134

Total	$57,281	$47,502	$45,127	$49,459	$199,369

(1)	Includes principal payments and capital lease obligations of $40 million.
(2)	Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations.

Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility; however, a reserve is established for probable losses. These commitments, as well as guarantees, are more fully discussed in Note 13 of the Consolidated Financial Statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At December 31, 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.4 billion (related outstandings of $171 million) were not included in credit card line commitments in the table below.

Table 6

Credit Extension Commitments

December 31, 2005
(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Loan commitments(1)	$112,829	$55,840	$80,748	$28,340	$277,757
Home equity lines of credit	1,317	714	1,673	74,922	78,626
Standby letters of credit and financial guarantees	22,320	8,661	5,361	6,753	43,095
Commercial letters of credit	4,627	29	17	481	5,154

Legally binding commitments	141,093	65,244	87,799	110,496	404,632
Credit card lines	180,694	12,274	—	—	192,968

Total	$321,787	$77,518	$87,799	$110,496	$597,600

(1)	At December 31, 2005, there were equity commitments of $1.4 billion related to obligations to further fund Principal Investing equity investments.

Managing Risk

Overview

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, SVA targets and corporate risk limits. By allocating capital to a business unit, we effectively define that unit’s ability to take on risk. Country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational.

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

Risk Management Processes and Methods

We have established control processes and use various methods to align risk-taking and risk management throughout our organization. These control processes and methods are designed around “three lines of defense”: lines of business; support units (including Risk Management, Compliance, Finance, Human Resources and Legal); and Corporate Audit.

Management is responsible for identifying, quantifying, mitigating and managing all risks within their lines of business, while certain enterprise-wide risks are managed centrally. For example, except for trading-related business activities, interest rate risk associated with our business activities is managed in the Corporate Treasury and Corporate Investment functions. Line of business management makes and executes the business plan and is closest to the changing nature of risks and, therefore, we believe is best able to take actions to manage and mitigate those risks. Our lines of business prepare quarterly self-assessment reports to identify the status of risk issues, including mitigation plans, if appropriate. These reports roll up to executive management to ensure appropriate risk management and oversight, and to identify enterprise-wide issues. Our management processes, structures and policies aid us in complying with laws and regulations and provide clear lines for decision-making and accountability. Wherever practical, we attempt to house decision-making authority as close to the transaction as possible while retaining supervisory control functions from both in and outside of the lines of business.

The Risk Management organization translates approved business plans into approved limits, approves requests for changes to those limits, approves transactions as appropriate, and works closely with lines of business to establish and monitor risk parameters. Risk Management has assigned a Risk Executive to each of the lines of business who is responsible for the oversight of all risks associated with that line of business. In addition, Risk Management has assigned Risk Executives to monitor enterprise-wide credit, market and operational risks.

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

We use various methods to manage risks at the line of business levels and corporate-wide. Examples of these methods include planning and forecasting, risk committees and forums, limits, models, and hedging strategies. Planning and forecasting facilitates analysis of actual versus planned results and provides an indication of unanticipated risk levels. Generally, risk committees and forums are comprised of lines of business, risk management, treasury, compliance, legal and finance personnel, among others, who actively monitor performance against plan, limits, potential issues, and introduction of new products. Limits, the amount of exposure that may be taken in a product, relationship, region or industry, seek to align risk goals with those of each line of business and are part of our overall risk management process to help reduce the volatility of market, credit and operational losses. Models are used to estimate market value and net interest income sensitivity, and to estimate expected and unexpected losses for each product and line of business, where appropriate. Hedging strategies are used to manage the risk of borrower or counterparty concentration risk and to manage market risk in the portfolio.

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

Oversight

The Board evaluates risk through the Chief Executive Officer (CEO) and three committees. The Finance Committee, a committee appointed by the Board, establishes policies and strategies for managing the strategic, liquidity, credit, market and operational risks to corporate earnings and capital. The Asset Quality Committee, a Board committee, reviews credit and selected market risks; and the Audit Committee, a Board committee, provides direct oversight of the corporate audit function and the independent registered public accounting firm. Additionally, senior management oversight of our risk-taking and risk management activities is conducted through four senior management committees: the Risk and Capital Committee (RCC), the Asset and Liability Committee (ALCO), the Compliance and Operational Risk Committee (CORC) and the Credit Risk Committee (CRC). The RCC, a senior management committee, reviews corporate strategies and corporate objectives, evaluates business performance, and reviews business plans, including capital allocation, for the Corporation and for major businesses. The ALCO, a subcommittee of the Finance Committee, provides oversight for Corporate Treasury’s and Corporate Investment’s process of managing interest rate risk, otherwise known as the ALM process, and reviews ALM and credit hedging activities. ALCO also approves limits for trading activities and manages the risk of loss of value and related Net Interest Income of our trading activities. The CORC, a subcommittee of the Finance Committee, provides oversight and consistent communication of operational and compliance issues. The CRC, a subcommittee of the Finance Committee, establishes corporate credit practices and limits, including industry and country concentration limits and approval requirements. The CRC also reviews asset quality results versus plan, portfolio management, and the adequacy of the allowance for credit losses. Each committee and subcommittee has the ability to delegate authority to officers of subcommittees to manage specific risks.

Management continues to direct corporate-wide efforts to address the Basel Committee on Banking Supervision’s new risk-based capital standards (Basel II). The Finance Committee and the Audit Committee provide oversight of management’s plans including the Corporation’s preparedness and compliance with Basel II. For additional information, see Basel II on page 49 and Note 15 of the Consolidated Financial Statements.

The following sections, Strategic Risk Management, Liquidity Risk and Capital Management, Credit Risk Management beginning on page 49, Market Risk Management beginning on page 65 and Operational Risk Management beginning on page 73, address in more detail the specific procedures, measures and analyses of the major categories of risk that we manage.

Strategic Risk Management

The Board provides oversight for strategic risk through the CEO and the Finance Committee. We use an integrated business planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources. The process begins with an assessment that creates a plan for the Corporation, setting the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s direction. Tactics and metrics are monitored to ensure adherence to the plans. As part of this monitoring, business units perform a quarterly self-assessment further described in the Operational Risk Management section beginning on page 73. This assessment looks at changing market and business conditions, and the overall risk in meeting objectives. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and self-assessments.

One of the key tools for managing strategic risk is capital allocation. Through allocating capital, we effectively manage each business segment’s ability to take on risk. Review and approval of business plans incorporates approval of capital allocation, and economic capital usage is monitored through financial and risk reporting.

Liquidity Risk and Capital Management

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

In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility, and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maintaining direct relationships with wholesale market funding providers, and maintaining the ability to liquefy certain assets when, and if, requirements warrant.

We develop and maintain contingency funding plans for both the parent company and bank liquidity positions. These plans evaluate our liquidity position under various operating circumstances and allow us to ensure that we would be able to operate though a period of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through the problem period, and define roles and responsibilities. They are reviewed and approved annually by ALCO.

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. The credit ratings of Bank of America Corporation and Bank of America, National Association (Bank of America, N.A.) are reflected in the table below.

Table 7

Credit Ratings

December 31, 2005
	Bank of America Corporation			Bank of America, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Short-term Borrowings	Long-term Debt
Moody’s	Aa2	Aa3	P-1	P-1	Aa1
Standard & Poor’s	AA-	A+	A-1+	A-1+	AA
Fitch, Inc.	AA-	A+	F1+	F1+	AA-

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

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. This measure assumes that the parent company is unable to generate funds from debt or equity issuance, receives no dividend income from subsidiaries, and no longer pays dividends to shareholders while continuing to meet nondiscretionary uses needed to maintain bank operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered the “Time to Required Funding”. ALCO approves the target range set for this metric, in months, and monitors adherence to the target. Maintaining excess parent company cash that ensures that “Time to Required Funding” remains in the target range is the primary driver of the timing and amount of the Corporation’s debt issuances. As of December 31, 2005 “Time to Required Funding” was 29 months.

The primary sources of funding for our banking subsidiaries include customer deposits, wholesale market–based funding, and asset securitizations. Primary uses of funds for the banking subsidiaries include growth in the core asset portfolios, including loan demand, and in the ALM portfolio. We use the ALM portfolio primarily to manage interest rate risk and liquidity risk.

The strength of our balance sheet is a result of rigorous financial and risk discipline. Our excess deposits, which are a low cost of funding source, fund the purchase of additional securities and result in a lower loan to deposit ratio. Mortgage-backed securities and mortgage loans have prepayment risk which has to be actively managed. Repricing of deposits is a key variable in this process. The capital generated in excess of capital adequacy targets and to support business growth, is available for the payment of dividends and share repurchases.

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

One ratio used to monitor the stability of our funding composition is the “loan to domestic deposit” (LTD) ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic customer deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic customer deposits. The ratio was 102 percent at December 31, 2005 compared to 93 percent at December 31, 2004. The increase was primarily attributable to organic growth in the loan and lease portfolio.

We originate loans for retention on our balance sheet and for distribution. As part of our “originate to distribute” strategy, commercial loan originations are distributed through syndication structures, and residential mortgages originated by Consumer Real Estate are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of market conditions.

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Note 15 of the Consolidated Financial Statements are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., Fleet National Bank and Bank of America, N.A. (USA) at December 31, 2005 and 2004. On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. As of December 31, 2005, the entities were classified as “well-capitalized” for regulatory purposes, the highest classification.

Certain corporate sponsored trust companies which issue trust preferred securities (Trust Securities) are deconsolidated under FIN 46R. As a result, the Trust Securities are not included on our Consolidated Balance Sheets. On March 1, 2005, the FRB issued Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital (the Final Rule) which allows Trust Securities to continue to qualify as Tier 1 Capital with revised quantitative limits that would be effective after a five-year transition period. As a result, we continue to include Trust Securities in Tier 1 Capital.

The FRB’s Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At December 31, 2005, our restricted core capital elements comprised 16.6 percent of total core capital elements. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

Basel II

In June 2004, Basel II was published with the intent of more closely aligning regulatory capital requirements with underlying risks. Similar to economic capital measures, Basel II seeks to address credit risk, market risk and operational risk.

While economic capital is measured to cover unexpected losses, we also maintain a certain threshold in terms of regulatory capital to adhere to legal standards of capital adequacy. With recent updates to the U.S. implementation, these thresholds or leverage ratios, will continue to be utilized for the foreseeable future. Maintaining capital adequacy with our regulatory capital under Basel II, does not impact internal profitability or pricing.

In the U.S., Basel II will not be implemented until January 1, 2008, which will serve as our parallel test year, followed by full implementation in 2009. The impact on our capital management processes and capital requirements continues to be evaluated. As Basel II is an international regulation, U.S. regulatory agencies are drafting a U.S. oriented measure which follows the Basel II construct.

Recently, an assessment of the potential effect on regulatory capital known as Quantitative Impact Study 4 was completed, which generated disparate results among participants. In order to address the potential changes in capital levels, regulators have established floors or limits as to how much capital can decrease from period to period after full implementation through at least 2011. We are committed to working with the regulators and continue to proactively monitor their efforts towards achieving a successful implementation of Basel II.

Implementation of Basel II requires a significant enterprise-wide effort. During 2005, our dedicated Basel II Program Management Office, supported by a number of business segment specialists and technologists, completed major planning activities required to achieve Basel II preparedness. During 2006, we are aggressively moving forward with policy, process and technology changes required to achieve full compliance by the start of parallel processing in 2008. We continue to work closely with the regulatory agencies in this process.

Dividends

Effective for the third quarter 2005 dividend, the Board increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per common share. In October 2005, the Board declared a fourth quarter cash dividend which was paid on December 23, 2005 to common shareholders of record on December 2, 2005. In January 2006, the Board declared a quarterly cash dividend of $0.50 per common share payable on March 24, 2006 to shareholders of record on March 3, 2006.

Share Repurchases

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased 126.4 million shares of common stock in 2005, which more than offset the 79.6 million shares issued under our company’s employee stock plans. During 2006 we expect to use available excess capital to repurchase shares in excess of shares issued under our employee stock plans. For additional information on common share repurchases, see Note 14 of the Consolidated Financial Statements.

Credit Risk Management

Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Credit risk can also arise from operational failures that result in an advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications, including loans and leases, derivatives, trading account assets, assets held-for-sale, and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us completely fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements. Our consumer and commercial credit extension and review procedures take into account credit exposures that are funded or unfunded. For additional information on derivatives and credit extension commitments, see Notes 5 and 13 of the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our Loans and Leases as either consumer or commercial and monitor their credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques are used to establish product pricing, risk appetite, operating processes and metrics to balance risks and returns. Consumer exposure is grouped by product and other attributes for purposes of evaluating credit risk. Statistical models are built using detailed behavioral information from external sources such as credit bureaus as well as internal historical experience. These models are essential to our consumer credit risk management process and are used in the determination of credit decisions, collections management strategies, portfolio management decisions, determination of the allowance for consumer loan and lease losses, and economic capital allocations for credit risk.

Table 8 presents outstanding consumer loans and leases for each year in the five-year period ending at December 31, 2005.

Table 8

Outstanding Consumer Loans and Leases

	December 31
	2005		2004 (Restated)		2003 (Restated)		2002 (Restated)		2001 (Restated)
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$182,596	51.3%	$178,079	54.3%	$140,483	58.5%	$108,332	54.8%	$78,203	47.3%
Credit card	58,548	16.5	51,726	15.8	34,814	14.5	24,729	12.5	19,884	12.0
Home equity lines	62,098	17.5	50,126	15.3	23,859	9.9	23,236	11.8	22,107	13.4
Direct/Indirect consumer	45,490	12.8	40,513	12.3	33,415	13.9	31,068	15.7	30,317	18.4
Other consumer(1)	6,725	1.9	7,439	2.3	7,558	3.2	10,355	5.2	14,744	8.9

Total consumer loans and leases	$355,457	100.0%	$327,883	100.0%	$240,129	100.0%	$197,720	100.0%	$165,255	100.0%

(1)	Includes consumer finance of $2,849 million, $3,395 million, $3,905 million, $4,438 million, and $5,331 million at December 31, 2005, 2004, 2003, 2002, and 2001, respectively; foreign consumer of $3,841 million, $3,563 million, $1,969 million, $1,970 million, and $2,092 million at December 31, 2005, 2004, 2003, 2002, and 2001, respectively; and consumer lease financing of $35 million, $481 million, $1,684 million, $3,947 million, and $7,321 million at December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

Concentrations of Consumer Credit Risk

Our consumer credit risk is diversified both geographically and through our various product offerings. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases.

From time to time, we purchase credit protection on certain portions of our consumer portfolio. This protection is designed to enhance our overall risk management strategy. At December 31, 2005 and 2004, we have mitigated a portion of our credit risk on approximately $110.4 billion and $88.7 billion of residential mortgage and indirect automobile loans through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. These transactions had the cumulative effect of reducing our risk-weighted assets by $30.6 billion and $25.5 billion at December 31, 2005 and 2004, and resulted in 28 bp and 26 bp increases in our Tier 1 Capital ratio.

Consumer Portfolio Credit Quality Performance

Credit quality continued to be strong and consistent with performance from a year ago with the exception of the credit card portfolio.

Managed credit card performance was impacted by increased bankruptcy filings prior to legislation which became effective October 17, 2005, continued growth and seasoning of the portfolio, and increased minimum payment requirements implemented in April 2004. The year 2005 compared to 2004 was also impacted by the FleetBoston credit card portfolio.

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the customer’s billing statement. Interest and fees continue to accrue on our past due loans until the date the loan goes into nonaccrual status, if applicable. Delinquency is reported on accruing loans that are 30 days or more past due.

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

Table 9 presents consumer net charge-offs and net charge-off ratios on the held portfolio for 2005 and 2004.

Table	9

Consumer Net Charge-offs and Net Charge-off Ratios(1)

	2005		2004 (Restated)
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$27	0.02%	$36	0.02%
Credit card	3,652	6.76	2,305	5.31
Home equity lines	31	0.05	15	0.04
Direct/Indirect consumer	248	0.55	208	0.55
Other consumer	275	3.99	193	2.51

Total consumer	$4,233	1.26%	$2,757	0.93%

(1)	Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the year for each loan category.

As presented in Table 9, consumer net charge-offs from on-balance sheet loans increased $1.5 billion to $4.2 billion in 2005. Of these increased amounts, $1.3 billion was related to credit card net charge-offs. Higher credit card net charge-offs were driven by an increase in bankruptcy net charge-offs of $578 million resulting from changes in bankruptcy legislation, organic portfolio growth and seasoning, increases effective in 2004 in credit card minimum payment requirements, the impact of the FleetBoston portfolio and new advances on accounts for which previous loan balances were sold to the securitization trusts. The increase in direct/indirect consumer charge-offs was driven primarily by the growth and seasoning of the auto loan portfolio. The increase in other consumer charge-offs was primarily driven by an increase in charge-offs for checking account overdraft balances due to deposit growth and a change in the fourth quarter of 2005 in our charge-off policy for overdraft balances from 120 days to 60 days.

Net losses for the managed credit card portfolio increased $1.3 billion to $4.1 billion, or 6.92 percent of total average managed credit card loans in 2005, compared to 5.62 percent of total average managed credit card loans in 2004. Higher managed credit card net losses were driven by an increase in bankruptcy net losses resulting from the change in bankruptcy law, continued portfolio growth and seasoning, increases effective in 2004 in credit card minimum payment requirements and the impact of the FleetBoston portfolio.

As presented in Table 10, nonperforming consumer assets increased $39 million from December 31, 2004 to $846 million at December 31, 2005. The increase was due to a $47 million increase in nonperforming consumer loans and leases to $785 million, representing 0.22 percent of outstanding consumer loans and leases at December 31, 2005 compared to $738 million, representing 0.23 percent of outstanding consumer loans and leases at December 31, 2004. Nonperforming residential mortgages increased $16 million primarily due to modest portfolio growth, partially offset by sales of $112 million in 2005. Nonperforming home equity lines increased $51 million due to the seasoning of the portfolio. Other consumer nonperforming loans and leases fell $24 million due to the continued liquidation of the portfolios in our previously exited consumer businesses and a decline in foreign nonperforming loans and leases. Broad-based loan growth offset the increase in nonperforming consumer loans resulting in an improvement in the nonperforming ratios.

Table 10

Nonperforming Consumer Assets

	December 31
(Dollars in millions)	2005	2004	2003	2002	2001
Nonperforming consumer loans and leases
Residential mortgage	$570	$554	$531	$612	$556
Home equity lines	117	66	43	66	80
Direct/Indirect consumer	37	33	28	30	27
Other consumer	61	85	36	25	16

Total nonperforming consumer loans and leases(1)	785	738	638	733	679
Consumer foreclosed properties	61	69	81	99	334

Total nonperforming consumer assets(2)	$846	$807	$719	$832	$1,013

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (Restated)	0.22%	0.23%	0.27%	0.37%	0.41%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties (Restated)	0.24	0.25	0.30	0.42	0.61

(1)	In 2005, $50 million in Interest Income was estimated to be contractually due on nonperforming consumer loans and leases classified as nonperforming at December 31, 2005 provided that these loans and leases had been paid according to their terms and conditions. Of this amount, approximately $9 million was received and included in Net Income for 2005.
(2)	Balances do not include $5 million, $28 million, $16 million, $41 million, and $646 million of nonperforming consumer loans held-for-sale, included in Other Assets at December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

Table 11 presents the additions and reductions to nonperforming assets in the consumer portfolio during 2005 and 2004. Net additions to nonperforming loans and leases in 2005 were $47 million compared to $100 million in 2004.

Table 11

Nonperforming Consumer Assets Activity

(Dollars in millions)	2005	2004
Nonperforming loans and leases
Balance, January 1	$738	$638

Additions to nonperforming loans and leases:
FleetBoston balance, April 1, 2004	—	122
New nonaccrual loans and leases	1,108	1,443

Reductions in nonperforming loans and leases:
Paydowns and payoffs	(223)	(363)
Sales	(112)	(96)
Returns to performing status(1)	(531)	(793)
Charge-offs(2)	(121)	(128)
Transfers to foreclosed properties	(69)	(86)
Transfers to loans held-for-sale	(5)	1

Total net additions to nonperforming loans and leases	47	100

Total nonperforming loans and leases, December 31	785	738

Foreclosed properties
Balance, January 1	69	81

Additions to foreclosed properties:
FleetBoston balance, April 1, 2004	—	5
New foreclosed properties	125	119

Reductions in foreclosed properties:
Sales	(108)	(123)
Writedowns	(25)	(13)

Total net reductions in foreclosed properties	(8)	(12)

Total foreclosed properties, December 31	61	69

Nonperforming consumer assets, December 31	$846	$807

(1)	Consumer loans are generally returned to performing status when principal or interest is less than 90 days past due.
(2)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans are not included above.

On-balance sheet consumer loans and leases 90 days or more past due and still accruing interest totaled $1.3 billion at December 31, 2005, and were up $131 million from December 31, 2004, primarily driven by a $122 million increase in credit card past due loans due to continued seasoning and growth.

Commercial Portfolio Credit Risk Management

Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of the borrower’s or counterparty’s financial position. As part of the overall credit risk assessment of a borrower or counterparty, each commercial credit exposure or transaction is assigned a risk rating and is subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower’s or counterparty’s financial condition, cash flow or financial situation. We use risk rating aggregations to measure and evaluate concentrations within portfolios. Risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses. In making decisions regarding credit, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship and SVA.

Our lines of business and Risk Management personnel use a variety of tools to continuously monitor a borrower’s or counterparty’s ability to perform under its obligations. Additionally, we utilize syndication of exposure to other entities, loan sales and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

Table 12 presents outstanding commercial loans and leases for each year in the five-year period ending December 31, 2005.

Table 12

Outstanding Commercial Loans and Leases

	December 31
	2005		2004		2003		2002		2001
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial—domestic	$140,533	64.3%	$122,095	62.9%	$91,491	69.7%	$99,151	68.3%	$110,981	67.7%
Commercial real estate(1)	35,766	16.4	32,319	16.7	19,367	14.7	20,205	13.9	22,655	13.8
Commercial lease financing	20,705	9.5	21,115	10.9	9,692	7.4	10,386	7.2	11,404	7.0
Commercial—foreign	21,330	9.8	18,401	9.5	10,754	8.2	15,428	10.6	18,858	11.5

Total commercial loans and leases	$218,334	100.0%	$193,930	100.0%	$131,304	100.0%	$145,170	100.0%	$163,898	100.0%

(1)	Includes domestic commercial real estate loans of $35,181 million, $31,879 million, $19,043 million, $19,910 million, and $22,272 million at December 31, 2005, 2004, 2003, 2002, and 2001, respectively; and foreign commercial real estate loans of $585 million, $440 million, $324 million, $295 million, and $383 million at December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

Concentrations of Commercial Credit Risk

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 13 through 19 summarize these concentrations.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Capital Markets and Investment Banking. Within that portfolio, concentrations are actively managed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute”, and partly through the purchase of credit protection through credit derivatives. We utilize various risk mitigation tools to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Earnings volatility increases due to accounting asymmetry as we mark to market the CDS, as required by SFAS 133, while the loans are recorded at historical cost less an allowance for credit losses or, if held-for-sale, at the lower of cost or market.

At December 31, 2005 and 2004, we had a net notional amount of credit default protection purchased in our credit derivatives portfolio of $14.7 billion and $10.8 billion. Our credit portfolio hedges, including the impact of mark-to-market, resulted in net gains of $49 million in 2005 and net losses of $144 million in 2004. Gains for 2005 primarily reflected the impact of spread widening in certain industries in the first half of the year.

Table 13 shows commercial utilized credit exposure by industry based on Standard & Poor’s industry classifications and includes commercial loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale, and commercial letters of credit. These amounts exclude the impact of our credit hedging activities, which are separately included in the table. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. A negative notional amount indicates a net amount of protection purchased in a particular industry; conversely, a positive notional amount indicates a net amount of protection sold in a particular industry. Credit protection is purchased to cover the funded portion as well as the unfunded portion of credit exposure. As shown in the table below, commercial utilized credit exposure is diversified across a range of industries.

Table 13

Commercial Utilized Credit Exposure and Net Credit Default Protection by Industry

	Commercial Utilized Credit Exposure(1)		Net Credit Default Protection(2)
	December 31		December 31
(Dollars in millions)	2005	2004	2005	2004
Real estate(3)	$41,665	$36,672	$(788)	$(268)
Banks	26,514	25,265	31	61
Diversified financials	25,859	25,932	(543)	(1,177)
Retailing	23,913	23,149	(1,124)	(829)
Education and government	22,331	17,429	—	—
Individuals and trusts	17,237	16,110	(30)	—
Materials	16,477	14,123	(1,149)	(469)
Consumer durables and apparel	14,988	13,427	(772)	(406)
Capital goods	13,640	12,633	(751)	(819)
Commercial services and supplies	13,605	11,944	(472)	(175)
Transportation	13,449	13,234	(392)	(143)
Healthcare equipment and services	13,294	12,196	(709)	(354)
Leisure and sports, hotels and restaurants	13,005	13,331	(874)	(357)
Food, beverage and tobacco	11,578	11,687	(621)	(226)
Energy	9,992	7,579	(559)	(457)
Media	6,608	6,232	(1,790)	(801)
Religious and social organizations	6,340	5,710	—	—
Utilities	4,858	5,615	(899)	(402)
Insurance	4,692	5,851	(1,453)	(643)
Food and staples retailing	3,802	3,610	(334)	(258)
Technology hardware and equipment	3,737	3,398	(563)	(301)
Telecommunication services	3,461	3,030	(1,205)	(808)
Software and services	2,668	3,292	(299)	(131)
Automobiles and components	1,681	1,894	(679)	(1,431)
Pharmaceuticals and biotechnology	1,647	1,441	(470)	(202)
Household and personal products	379	371	75	8
Other	2,587	3,132	1,677 (4)	(260	)(4)

Total	$320,007	$298,287	$(14,693)	$(10,848)

(1)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied. Derivative asset collateral totaled $17.1 billion and $17.7 billion at December 31, 2005 and 2004.
(2)	Represents notional amounts at December 31, 2005 and 2004.
(3)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.
(4)	Represents net CDS index positions, which were principally investment grade. Indices are comprised of corporate credit derivatives that trade as an aggregate index value. Generally, they are grouped into portfolios based on specific ratings of credit quality or global geographic location. As of December 31, 2005, CDS index positions were sold to reflect a short-term positive view of the credit markets.

Table 14 shows the maturity profile of the net credit default protection portfolio at December 31, 2005 and 2004.

Table 14

Net Credit Default Protection by Maturity Profile

	December 31
	2005	2004
Less than or equal to one year	—%	3%
Greater than one year and less than or equal to five years	65	87
Greater than five years	35	10

Total	100%	100%

Table 15 shows our net credit default protection portfolio by credit exposure debt rating at December 31, 2005 and 2004.

Table 15

Net Credit Default Protection by Credit Exposure Debt Rating

(Dollars in millions)	December 31
	2005		2004
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$22	0.2%	$89	0.8%
AA	523	3.6	340	3.1
A	4,861	33.1	2,884	26.6
BBB	8,572	58.2	5,777	53.3
BB	1,792	12.2	1,233	11.4
B	424	2.9	250	2.3
CCC and below	149	1.0	15	0.1
NR(1)	(1,650)	(11.2)	260	2.4

Total	$14,693	100.0%	$10,848	100.0%

(1)	In addition to unrated names, “NR” includes $1,677 million in net CDS index positions. While index positions are principally investment grade, CDS indices include names in and across each of the ratings categories.

Table 16 presents outstanding commercial real estate loans and the geographic region and property type diversification. The amounts outstanding exclude commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate reflects loans dependent on the sale, lease and rental, or refinancing of the real estate as the primary source of repayment.

Table 16

Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2005	2004
By Geographic Region(1)
California	$7,615	$6,293
Northeast	6,337	6,700
Florida	4,507	3,562
Southeast	4,370	3,448
Southwest	3,658	3,265
Midwest	2,595	1,860
Northwest	2,048	2,038
Midsouth	1,485	1,379
Other	873	1,184
Geographically diversified(2)	1,693	2,150
Non-U.S.	585	440

Total	$35,766	$32,319

By Property Type
Residential	$7,601	$5,992
Office buildings	4,984	5,434
Apartments	4,461	4,940
Shopping centers/retail	4,165	4,490
Land and land development	3,715	2,388
Industrial/warehouse	3,031	2,263
Multiple use	996	744
Hotels/motels	790	909
Resorts	183	252
Other(3)	5,840	4,907

Total	$35,766	$32,319

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(2)	The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.
(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Foreign Portfolio

Table 17 sets forth total foreign exposure broken out by region at December 31, 2005 and 2004. Total foreign exposure is defined to include credit exposure, net of local liabilities, plus securities and other investments for all exposure with a country of risk other than the United States.

Table 17

Regional Foreign Exposure(1)

	December 31
(Dollars in millions)	2005	2004
Europe	$61,953	$62,428
Asia Pacific(2)	14,113	10,736
Latin America(3)	10,651	10,948
Middle East	616	527
Africa	110	238
Other(4)	4,778	5,327

Total	$92,221	$90,204

(1)	Reflects the subtraction of local funding or liabilities from local exposures as allowed by the Federal Financial Institutions Examination Council (FFIEC).
(2)	Includes Australia and New Zealand.
(3)	Includes Bermuda and Cayman Islands.
(4)	Other includes Canada and supranational entities.

Our total foreign exposure was $92.2 billion at December 31, 2005, an increase of $2.0 billion from December 31, 2004. Our foreign exposure was concentrated in Europe, which accounted for $62.0 billion, or 67 percent, of total foreign exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries with the largest concentration in the banking sector that accounted for 47 percent of the total exposure in Europe. At December 31, 2005, the United Kingdom and Germany were the only countries whose total cross-border outstandings exceeded 0.75 percent of our total assets.

Our second largest foreign exposure of $14.1 billion, or 15 percent, was in Asia Pacific as growth in the total foreign exposure during 2005 was concentrated in that region. Our $3.0 billion equity investment in CCB was the most significant driver of the growth. Latin America accounted for $10.7 billion, or 12 percent, of total foreign exposure. The decline in exposure in Latin America during 2005 was primarily due to the sales of branch assets in Peru, Colombia and Panama as well as the reduction of exposure in Argentina, partially offset by an increase in Mexico. For more information on our Asia Pacific and Latin America exposure, see discussion in the foreign exposure to selected countries defined as emerging markets on page 58.

As shown in Table 18, at December 31, 2005 and 2004, the United Kingdom had total cross-border exposure of $22.9 billion and $11.9 billion, representing 1.78 percent and 1.07 percent of total assets. At December 31, 2005 and 2004, Germany had total cross-border exposure of $12.5 billion and $12.0 billion, representing 0.97 percent and 1.08 percent of total assets. At December 31, 2005, the largest concentration of the exposure to these countries was in the private sector.

Table 18

Total Cross-border Exposure Exceeding One Percent of Total Assets(1,2)

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross- border Exposure	Exposure as a Percentage of Total Assets (Restated)
United Kingdom	2005	$298	$8,915	$13,727	$22,940	1.78%
	2004	74	3,239	8,606	11,919	1.07
	2003	143	3,426	6,552	10,121	1.41

Germany	2005	$285	$5,751	$6,484	$12,520	0.97%
	2004	659	6,251	5,081	11,991	1.08
	2003	441	3,436	2,978	6,855	0.95

(1)	Exposure includes cross-border claims by our foreign offices as follows: loans, accrued interest receivable, acceptances, time deposits placed, trading account assets, securities, derivative assets, other interest-earning investments and other monetary assets. Amounts also include unused commitments, SBLCs, commercial letters of credit and formal guarantees. Sector definitions are based on the FFIEC instructions for preparing the Country Exposure Report.
(2)	The total cross-border exposure for the United Kingdom and Germany at December 31, 2005 includes derivatives exposure of $2.3 billion and $3.4 billion, against which we hold collateral totaling $1.9 billion and $2.6 billion.

As shown in Table 19, at December 31, 2005, foreign exposure to borrowers or counterparties in emerging markets increased by $1.6 billion to $17.2 billion compared to $15.6 billion at December 31, 2004, and represented 19 percent and 17 percent of total foreign exposure at December 31, 2005 and 2004.

At December 31, 2005, 51 percent of the emerging markets exposure was in Asia Pacific, compared to 40 percent at December 31, 2004. Asia Pacific emerging markets exposure increased by $2.4 billion due to our $3.0 billion equity investment in CCB partially offset by declines in other countries.

At December 31, 2005, 48 percent of the emerging markets exposure was in Latin America compared to 58 percent at December 31, 2004. Driving the decrease in Latin America were mostly lower exposures in Other Latin America and Argentina, partially offset by an increase in Mexico. Lower exposures in Other Latin America were attributable to the sales of branch assets in Peru, Colombia and Panama, as well as lower securities trading exposure in Venezuela. The reduction in Argentina was mostly in cross-border exposure. Our 24.9 percent investment in Grupo Financiero Santander Serfin accounted for $2.1 billion and $1.9 billion of reported exposure in Mexico at December 31, 2005 and 2004.

Our largest exposure in Latin America was in Brazil. Our exposure in Brazil at December 31, 2005 and 2004 included $1.2 billion and $1.6 billion of traditional cross-border credit exposure (Loans and Leases, letters of credit, etc.), and $2.2 billion and $1.8 billion of local country exposure net of local liabilities.

We had risk mitigation instruments associated with certain exposures in Brazil, including structured trade related transfer risk mitigation of $830 million and $950 million, third party funding of $313 million and $286 million, and linked certificates of deposit of $59 million and $125 million at December 31, 2005 and 2004. The resulting total foreign exposure net of risk mitigation for Brazil was $2.3 billion and $2.2 billion at December 31, 2005 and 2004.

On October 13, 2005, we announced an agreement to sell our asset management business in Mexico with $1.8 billion of assets under management to an entity in which we have a 24.9 percent investment. The sale will be completed in 2006.

In December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Ltd for the sale of BankBoston Argentina assets and the assumption of liabilities. The transaction is subject to obtaining all necessary regulatory approvals.

Table 19 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 19

Selected Emerging Markets(1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing(2)	Derivative Assets(3)	Securities/ Other Investments(4)	Total Cross- border Exposure(5)	Local Country Exposure Net of Local Liabilities(6)	Total Foreign Exposure December 31, 2005	Increase/ (Decrease) from December 31, 2004
Region/Country
Asia Pacific
China(7)	$172	$91	$110	$3,031	$3,404	$—	$3,404	$3,296
India	547	176	341	482	1,546	45	1,591	99
South Korea	267	474	52	305	1,098	57	1,155	(228)
Taiwan	266	77	84	48	475	448	923	(404)
Hong Kong	216	76	99	216	607	—	607	(512)
Singapore	209	7	45	209	470	—	470	130
Other Asia Pacific(8)	46	88	43	248	425	170	595	49

Total Asia Pacific	1,723	989	774	4,539	8,025	720	8,745	2,430

Latin America
Brazil	1,008	187	—	44	1,239	2,232	3,471	(79)
Mexico	821	176	58	2,271	3,326	—	3,326	460
Chile	236	19	—	8	263	717	980	(200)
Argentina	68	24	—	102	194	—	194	(197)
Other Latin America(8)	126	134	7	84	351	8	359	(716)

Total Latin America	2,259	540	65	2,509	5,373	2,957	8,330	(732)

Central and Eastern Europe(8)	26	42	9	65	142	—	142	(99)

Total	$4,008	$1,571	$848	$7,113	$13,540	$3,677	$17,217	$1,599

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; and all countries in Central and Eastern Europe excluding Greece.
(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.
(3)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied. Derivative asset collateral totaled $58 million and $361 million at December 31, 2005 and 2004.
(4)	Generally, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment except where the underlying securities are U.S. Treasuries, in which case the domicile is the U.S., and therefore, excluded from this presentation. For regulatory reporting under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.
(5)	Cross-border exposure includes amounts payable to us by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(6)	Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at December 31, 2005 was $24.2 billion compared to $17.2 billion at December 31, 2004. Local liabilities at December 31, 2005 in Asia Pacific and Latin America were $13.6 billion and $10.6 billion of which $8.4 billion were in Hong Kong, $5.3 billion in Brazil, $3.1 billion in Singapore, $1.7 billion in Argentina, $1.6 billion in Chile, $1.2 billion in Mexico, $782 million in India and $718 million in Uruguay. There were no other countries with available local liabilities funding local country exposure greater than $500 million.
(7)	Securities/Other Investments includes equity investment of $3.0 billion in CCB.
(8)	Other Asia Pacific, Other Latin America, and Central and Eastern Europe include countries each with total foreign exposure of less than $300 million.

Commercial Portfolio Credit Quality Performance

Overall commercial credit quality continued to improve in 2005; however, the rate of improvement slowed in the second half of the year.

Table 20 presents commercial net charge-offs and net charge-off ratios for 2005 and 2004.

Table 20

Commercial Net Charge-offs and Net Charge-off Ratios(1)

	2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial—domestic	$170	0.13%	$177	0.15%
Commercial real estate	—	—	(3)	(0.01)
Commercial lease financing	231	1.13	9	0.05
Commercial—foreign	(72)	(0.39)	173	1.05

Total commercial	$329	0.16%	$356	0.20%

(1)	Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the year for each loan category.

Commercial net charge-offs were $329 million for 2005 compared to $356 million for 2004. Commercial lease financing net charge-offs increased $222 million in 2005 compared to 2004 primarily due to the domestic airline industry. Commercial—foreign net recoveries were $72 million in 2005 compared to net charge-offs of $173 million in 2004. Recoveries were centered in Bermuda, Latin America, India and the United Kingdom. Commercial—foreign net charge-offs of $173 million in 2004 were primarily related to one borrower in the food products industry.

As presented in Table 21, commercial criticized credit exposure decreased $2.7 billion, or 27 percent, to $7.5 billion at December 31, 2005. The net decrease was driven by $9.9 billion of paydowns, payoffs, credit quality improvements, charge-offs principally related to the domestic airline industry, and loan sales. Reductions were distributed across many industries of which the largest were airlines, utilities and media. These decreases were partially offset by $7.2 billion of newly criticized exposure. Global Business and Financial Services accounted for 54 percent, or $1.5 billion, of the decrease in commercial criticized exposure centered in Commercial Aviation, Latin America and Middle Market Banking, which comprised 20 percent, 15 percent and 9 percent of the total decrease. Global Capital Markets and Investment Banking accounted for 33 percent, or $896 million, of the decrease in criticized exposure.

Table 21

Commercial Criticized Exposure(1)

	December 31
	2005		2004
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)
Commercial—domestic	$5,259	2.62%	$6,340	3.38%
Commercial real estate	723	1.63	1,028	2.54
Commercial lease financing	611	2.95	1,347	6.38
Commercial—foreign	934	1.73	1,534	3.12

Total commercial criticized exposure	$7,527	2.35%	$10,249	3.44%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale and commercial letters of credit.
(2)	Commercial criticized exposure is taken as a percentage of total commercial utilized exposure.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that full collection of principal and/or interest in accordance with its contractual terms is not probable. As presented in Table 22, nonperforming commercial assets decreased $891 million to $757 million at December 31, 2005 due primarily to the $749 million decrease in nonperforming commercial loans and leases.

The decrease in total nonperforming commercial loans and leases primarily resulted from paydowns and payoffs of $686 million, gross charge-offs of $669 million, returns to performing status of $152 million and loan sales of $108 million. These decreases were partially offset by new nonaccrual loans of $929 million.

Nonperforming commercial—domestic loans and leases decreased by $274 million and represented 0.41 percent of commercial—domestic loans and leases at December 31, 2005 compared to 0.70 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial—domestic to total commercial—domestic was driven by a broad-based decrease in nonperforming loans and leases across several industries, the largest of which were utilities, and metals and mining. Nonperforming commercial lease financing decreased $204 million primarily due to the previously mentioned charge-offs associated with the domestic airline industry, and represented 0.30 percent of commercial lease financing at December 31, 2005 compared to 1.26 percent at December 31, 2004. Nonperforming commercial—foreign decreased $233 million and represented 0.16 percent of commercial—foreign at December 31, 2005 compared to 1.45 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial—foreign to total commercial—foreign was attributable to Latin America.

The $140 million decrease in nonperforming securities from December 31, 2004 was primarily driven by an exchange of nonperforming securities for performing securities in Argentina that resulted from the completion of a government mandated securities exchange program.

Table 22 presents nonperforming commercial assets for each year in the five-year period ending December 31, 2005.

Table 22

Nonperforming Commercial Assets

	December 31
(Dollars in millions)	2005	2004	2003	2002	2001
Nonperforming commercial loans and leases
Commercial—domestic	$581	$855	$1,388	$2,621	$2,991
Commercial real estate	49	87	142	164	243
Commercial lease financing	62	266	127	160	134
Commercial—foreign	34	267	578	1,359	459

Total nonperforming commercial loans and leases(1)	726	1,475	2,235	4,304	3,827
Nonperforming securities(2)	—	140	—	—	—
Commercial foreclosed properties	31	33	67	126	68

Total nonperforming commercial assets(3)	$757	$1,648	$2,302	$4,430	$3,895

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.33%	0.76%	1.70%	2.96%	2.33%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.35	0.85	1.75	3.05	2.38

(1)	In 2005, $51 million in Interest Income was estimated to be contractually due on nonperforming commercial loans and leases classified as nonperforming at December 31, 2005, including troubled debt restructured loans of which $31 million were performing at December 31, 2005 and not included in the table above. Approximately $15 million of the estimated $51 million in contractual interest was received and included in net income for 2005.
(2)	Primarily related to international securities held in the AFS portfolio.
(3)	Balances do not include $45 million, $123 million, $186 million, $73 million, and $289 million of nonperforming commercial assets, primarily commercial loans held-for-sale, included in Other Assets at December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

Table 23 presents the additions and reductions to nonperforming assets in the commercial portfolio during 2005 and 2004.

Table 23

Nonperforming Commercial Assets Activity

(Dollars in millions)	2005	2004
Nonperforming loans and leases
Balance, January 1	$1,475	$2,235

Additions to nonperforming loans and leases:
FleetBoston balance, April 1, 2004	—	948
New nonaccrual loans and leases	892	1,272
Advances	37	82

Reductions in nonperforming loans and leases:
Paydowns and payoffs	(686)	(1,392)
Sales	(108)	(515)
Returns to performing status(1)	(152)	(348)
Charge-offs(2)	(669)	(640)
Transfers to loans held-for-sale	(44)	(145)
Transfers to foreclosed properties	(19)	(22)

Total net reductions in nonperforming loans and leases	(749)	(760)

Total nonperforming loans and leases, December 31	726	1,475

Nonperforming securities
Balance, January 1	140	—

Additions to nonperforming securities:
FleetBoston balance, April 1, 2004	—	135
New nonaccrual securities	15	56
Reductions in nonperforming securities:
Paydowns, payoffs, and exchanges	(144)	(39)
Sales	(11)	(12)

Total net additions to (reductions in) nonperforming securities	(140)	140

Total nonperforming securities, December 31	—	140

Foreclosed properties
Balance, January 1	33	67

Additions to foreclosed properties:
FleetBoston balance, April 1, 2004	—	9
New foreclosed properties	32	44
Reductions in foreclosed properties:
Sales	(24)	(74)
Writedowns	(8)	(13)
Charge-offs	(2)	—

Total net reductions in foreclosed properties	(2)	(34)

Total foreclosed properties, December 31	31	33

Nonperforming commercial assets, December 31	$757	$1,648

(1)	Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well secured and is in the process of collection.
(2)	Certain loan and lease products, including commercial credit card, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.

At December 31, 2005, Other Assets included commercial loans held-for-sale of $7.3 billion, of which $45 million was nonperforming, and leveraged lease partnership interests of $183 million. At December 31, 2005, there were no nonperforming leveraged lease partnership interests. At December 31, 2004, Other Assets included $1.3 billion and $198 million of commercial loans held-for-sale and leveraged lease partnership interests, of which, $100 million and $23 million were nonperforming.

Commercial loans and leases 90 days or more past due and still accruing interest, were $168 million at December 31, 2005, an increase of $30 million compared to December 31, 2004. The increase was driven by commercial —foreign loans in the U.K. See Note 1 of the Consolidated Financial Statements for additional information on past due commercial loans and leases.

Provision for Credit Losses

The Provision for Credit Losses was $4.0 billion, a 45 percent increase over 2004.

The consumer portion of the Provision for Credit Losses increased $992 million to $4.4 billion in 2005, primarily driven by consumer net charge-offs of $4.2 billion. Credit card net charge-offs increased $1.3 billion from 2004 to $3.7 billion with an estimated $578 million related to the increase in bankruptcy filings as customers rushed to file ahead of the new law. Also contributing to the increase in credit card net charge-offs were organic growth and seasoning of the portfolio, increases effective in 2004 in credit card minimum payment requirements, the impact of the FleetBoston portfolio and the impact of new advances on accounts for which previous loan balances were sold to the securitization trusts. We estimate that approximately 70 percent of the bankruptcy-related charge-offs represent acceleration of charge-offs from 2006. Excluding bankruptcy-related charge-offs representing acceleration from 2006 and charge-offs associated with the 2004 changes in credit card minimum payment requirements that were provided for in late 2004, the increased credit card net charge-offs were the primary driver of higher Provision for Credit Losses. In addition, the Provision for Credit Losses was impacted by new advances on accounts for which previous loan balances were sold to the securitization trusts, and the establishment of reserves in 2005 for additional changes made in late 2005 in credit card minimum payment requirements. The establishment of a $50 million reserve associated with Hurricane Katrina for estimated losses on residential mortgage, home equity and indirect automobile products also contributed to the provision increase.

The commercial portion of the Provision for Credit Losses increased $161 million to negative $370 million. The negative provision in 2005 reflects continued improvement in commercial credit quality, although at a slower pace than experienced in 2004. An improved risk profile in Latin America and reduced uncertainties resulting from the completion of credit-related integration activities for FleetBoston also drove the negative provision.

The Provision for Credit Losses related to unfunded lending commitments increased $92 million to negative $7 million as the rate of improvement in commercial credit quality slowed.

Allowance for Credit Losses

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses is allocated based on two components. We evaluate the adequacy of the Allowance for Loan and Lease Losses based on the combined total of these two components.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of December 31, 2005, quarterly updating of historical loss experience did not have a material impact to the allowance for commercial loan and lease losses. The allowance for consumer loan and lease losses is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of December 31, 2005, quarterly updating of the loss forecast models to reflect estimated bankruptcy-related net charge-offs accelerated from 2006 resulted in a decrease in the allowance for consumer loan and lease losses.

Included within the second component of the Allowance for Loan and Lease Losses are previously unallocated reserves maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, domestic and global economic uncertainty, large single name defaults and event risk. In the fourth quarter of 2005, we assigned these reserves to our individual products to better reflect our view of risk in these portfolios.

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

The Allowance for Loan and Lease Losses for the consumer portfolio as presented in Table 25 increased $137 million from December 31, 2004 to $4.5 billion at December 31, 2005. Credit card accounted for $153 million of this increase and was primarily driven by new advances on accounts for which previous loan balances were sold to the securitization trusts, organic growth and continued seasoning which resulted in higher loss expectations. These increases were mostly offset by the use of reserves to absorb the estimated bankruptcy net charge-off acceleration from 2006. Increases in the allowance for non-credit card consumer products were driven by broad-based loan growth and seasoning, with the exception of the other consumer product category which decreased as a result of the run-off portfolios from our previously exited consumer businesses.

The allowance for commercial loan and lease losses was $3.5 billion at December 31, 2005, a $718 million decrease from December 31, 2004. This decrease resulted from continued improvement in commercial credit quality, including reduced exposure and an improved risk profile in Latin America, the use of reserves to absorb a portion of domestic airline charge-offs and a reduction of reserves due to reduced uncertainties resulting from the completion of credit-related integration activities for FleetBoston during 2005.

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

We monitor differences between estimated and actual incurred credit losses upon draws of the commitments. This monitoring process includes periodic assessments by senior management of credit portfolios and the models used to estimate incurred losses in those portfolios.

Changes to the reserve for unfunded lending commitments are made through the Provision for Credit Losses. The reserve for unfunded lending commitments at December 31, 2005 was $395 million, a decrease of $7 million from December 31, 2004.

Table 24 presents a rollforward of the allowance for credit losses for five years ending December 31, 2005.

Table 24

Allowance for Credit Losses

(Dollars in millions)	2005	2004	2003	2002	2001
Allowance for loan and lease losses, January 1	$8,626	$6,163	$6,358	$6,278	$6,365

FleetBoston balance, April 1, 2004	—	2,763	—	—	—
Loans and leases charged off
Residential mortgage	(58)	(62)	(64)	(56)	(39)
Credit card	(4,018)	(2,536)	(1,657)	(1,210)	(753)
Home equity lines	(46)	(38)	(38)	(40)	(32)
Direct/Indirect consumer	(380)	(344)	(322)	(355)	(389)
Other consumer(1)	(376)	(295)	(343)	(395)	(1,216)

Total consumer	(4,878)	(3,275)	(2,424)	(2,056)	(2,429)

Commercial—domestic	(535)	(504)	(857)	(1,625)	(2,021)
Commercial real estate	(5)	(12)	(46)	(45)	(46)
Commercial lease financing	(315)	(39)	(132)	(168)	(99)
Commercial—foreign	(61)	(262)	(408)	(566)	(249)

Total commercial	(916)	(817)	(1,443)	(2,404)	(2,415)

Total loans and leases charged off	(5,794)	(4,092)	(3,867)	(4,460)	(4,844)

Recoveries of loans and leases previously charged off
Residential mortgage	31	26	24	14	13
Credit card	366	231	143	116	81
Home equity lines	15	23	26	14	13
Direct/Indirect consumer	132	136	141	145	139
Other consumer	101	102	88	99	135

Total consumer	645	518	422	388	381

Commercial—domestic	365	327	224	314	167
Commercial real estate	5	15	5	7	7
Commercial lease financing	84	30	8	9	4
Commercial—foreign	133	89	102	45	41

Total commercial	587	461	339	375	219

Total recoveries of loans and leases previously charged off	1,232	979	761	763	600

Net charge-offs	(4,562)	(3,113)	(3,106)	(3,697)	(4,244)

Provision for loan and lease losses(2)	4,021	2,868	2,916	3,801	4,163
Transfers	(40)	(55)	(5)	(24)	(6)

Allowance for loan and lease losses, December 31	8,045	8,626	6,163	6,358	6,278

Reserve for unfunded lending commitments, January 1	402	416	493	597	473
FleetBoston balance, April 1, 2004	—	85	—	—	—
Provision for unfunded lending commitments	(7)	(99)	(77)	(104)	124

Reserve for unfunded lending commitments, December 31	395	402	416	493	597

Total	$8,440	$9,028	$6,579	$6,851	$6,875

Loans and leases outstanding at December 31 (Restated)	$573,791	$521,813	$371,433	$342,890	$329,153
Allowance for loan and lease losses as a percentage of loans and leases outstanding at December 31 (Restated)	1.40%	1.65%	1.66%	1.85%	1.91%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at December 31 (Restated) (3)	1.27	1.34	1.25	0.95	1.12
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at December 31(3)	1.62	2.19	2.40	2.43	2.16
Average loans and leases outstanding during the year (Restated)	$537,218	$472,617	$356,220	$336,820	$365,447
Net charge-offs as a percentage of average loans and leases outstanding during the year (Restated)	0.85%	0.66%	0.87%	1.10%	1.16%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at December 31	532	390	215	126	139
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.76	2.77	1.98	1.72	1.48

(1)	Includes $635 million related to the exit of the subprime real estate lending business in 2001.
(2)	Includes $395 million related to the exit of the subprime real estate lending business in 2001.
(3)	The 2004 and 2003 data presented in the table have been reclassified to reflect the assignment of general reserves to individual products.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 25 presents our allocation by product type.

Table 25

Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2005		2004		2003		2002		2001
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$277	3.4%	$240	2.8%	$185	3.0%	$108	1.7%	$145	2.3%
Credit card	3,301	41.0	3,148	36.5	1,947	31.6	1,031	16.2	821	13.1
Home equity lines	136	1.7	115	1.3	72	1.2	49	0.8	83	1.3
Direct/Indirect consumer	421	5.2	375	4.3	347	5.6	361	5.7	367	5.8
Other consumer	380	4.8	500	5.9	456	7.4	332	5.2	443	7.1

Total consumer	4,515	56.1	4,378	50.8	3,007	48.8	1,881	29.6	1,859	29.6

Commercial—domestic	2,100	26.1	2,101	24.3	1,756	28.5	2,231	35.1	1,901	30.3
Commercial real estate	609	7.6	644	7.5	484	7.9	439	6.9	905	14.4
Commercial lease financing	232	2.9	442	5.1	235	3.8	n/a	n/a	n/a	n/a
Commercial—foreign	589	7.3	1,061	12.3	681	11.0	855	13.4	730	11.6

Total commercial(1)	3,530	43.9	4,248	49.2	3,156	51.2	3,525	55.4	3,536	56.3

General(2)	—	—	—	—	—	—	952	15.0	883	14.1

Allowance for loan and lease losses	8,045	100.0%	8,626	100.0%	6,163	100.0%	6,358	100.0%	6,278	100.0%

Reserve for unfunded lending commitments	395		402		416		493		597

Total	$8,440		$9,028		$6,579		$6,851		$6,875

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $55 million, $202 million, $391 million, $919 million, and $763 million at December 31, 2005, 2004, 2003, 2002, and 2001, respectively.
(2)	At December 31, 2005, general reserves were assigned to individual product types to better reflect our view of risk in these portfolios. The 2004 and 2003 data presented in the table have been reclassified to reflect the assignment of general reserves. Information was not available to assign general reserves by product types prior to 2003.

n/a = Not available; included in commercial—domestic at December 31, 2002 and 2001.

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

We seek to mitigate trading risk within our prescribed risk appetite using hedging techniques. Trading positions are reported at estimated market value with changes reflected in income. Trading positions are subject to various risk factors, which include exposures to interest rates and foreign exchange rates, as well as equity, mortgage, commodity and issuer risk factors. We seek to mitigate these risk exposures by utilizing a variety of financial instruments. The following discusses the key risk components along with respective risk mitigation techniques.

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

Mortgage Risk

Our exposure to mortgage risk takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities, including whole loans, pass-through certificates, commercial mortgages, and collateralized mortgage obligations. Second, we originate a variety of asset-backed securities, which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage activities. See Notes 1 and 9 of the Consolidated Financial Statements for additional information on MSRs. These activities generate market risk since these instruments are sensitive to changes in the level of market interest rates, changes in mortgage prepayments and interest rate volatility. Options, futures, forwards, swaps, swaptions and mortgage-backed securities are used to hedge mortgage risk by seeking to mitigate the effects of changes in interest rates.

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

Issuer Credit Risk

Our portfolio is exposed to issuer credit risk where the value of an asset may be adversely impacted for various reasons directly related to the issuer, such as management performance, financial leverage or reduced demand for the issuer’s goods or services. Perceived changes in the creditworthiness of a particular debtor or sector can have significant effects on the replacement costs of cash and derivative positions. We seek to mitigate the impact of credit spreads, credit migration and default risks on the market value of the trading portfolio with the use of CDS, and credit fixed income and similar securities.

Trading Risk Management

Trading-related revenues represent the amount earned from our trading positions, which include trading account assets and liabilities, as well as derivative positions and, prior to the conversion of the Certificates into MSRs, market value adjustments to the Certificates and the MSRs. Trading positions are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities, and derivative positions are reported at fair value. MSRs are reported at the lower of cost or market. For more information on fair value, see Complex Accounting Estimates beginning on page 74. For additional information on MSRs, see Notes 1 and 9 of the Consolidated Financial Statements. Trading Account Profits represent the net amount earned from our trading positions and, as reported in the

Consolidated Statement of Income, do not include the Net Interest Income recognized on trading positions, or the related funding charge or benefit. Trading Account Profits can be volatile and are largely driven by general market conditions and customer demand. Trading Account Profits are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2005. Trading-related revenue encompasses proprietary trading and customer-related activities. During 2005, positive trading-related revenue was recorded for 81 percent of the trading days. Furthermore, only six percent of the total trading days had losses greater than $10 million, and the largest loss was $41 million. This can be compared to 2004, where positive trading-related revenue was recorded for 87 percent of the trading days and only five percent of the total trading days had losses greater than $10 million, and the largest loss was $27 million.

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

A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in 2005 or 2004.

In addition to reviewing our underlying model assumptions, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

The following graph shows actual losses did not exceed VAR in 2005.

Table 26 presents average, high and low daily VAR for 2005 and 2004.

Table 26

Trading Activities Market Risk

	Twelve Months Ended December 31
	2005			2004
	VAR			VAR
(Dollars in millions)	Average	High(1)	Low(1)	Average	High(1)	Low(1)
Foreign exchange	$5.6	$12.1	$2.6	$3.6	$8.1	$1.4
Interest rate	24.7	58.2	10.8	26.2	51.5	10.7
Credit(2)	55.4	77.3	35.9	35.7	61.4	21.9
Real estate/mortgage(3)	11.4	20.7	6.5	10.5	26.0	4.6
Equities	18.1	35.1	9.6	21.8	51.5	7.9
Commodities	6.6	10.6	3.5	6.5	10.2	3.8
Portfolio diversification	(59.6)	—	—	(56.3)	—	—

Total trading portfolio	$62.2	$92.4	$38.0	$48.0	$78.5	$29.4

Total market-based trading portfolio(4)	$40.7	$66.4	$26.4	$44.1	$79.0	$23.7

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	Credit includes credit fixed income and CDS used for credit risk management. Average VAR for CDS was $69.0 million and $23.5 million in 2005 and 2004. In 2005, the Credit VAR was less than VAR for CDS used for credit risk management as the positions in credit fixed income typically offset the risk of CDS. The relationship between overall Credit VAR and the VAR for CDS can change over time as a result of changes in the relative sizes of the credit fixed income and CDS exposures.
(3)	Real estate/mortgage includes capital market real estate and the Certificates. Effective June 1, 2004, Real estate/mortgage no longer includes the Certificates. For additional information on the Certificates, see Note 1 of the Consolidated Financial Statements.
(4)	Total market-based trading portfolio excludes CDS used for credit risk management, net of the effect of diversification.

The increase in average VAR of the trading portfolio for 2005 was primarily due to increases in the average risk taken in credit due to an increase in credit protection purchased to hedge the credit risk in our commercial loan portfolio.

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

The Balance Sheet Management group maintains a Net Interest Income forecast utilizing different rate scenarios, with the base case utilizing the forward market curve. The Balance Sheet Management group constantly updates the Net Interest Income forecast for changing assumptions and differing outlooks based on economic trends and market conditions. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to volatile interest rate changes.

We prepare forward looking forecasts of Net Interest Income. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by the markets’ forward interest rate curve. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward rates used in our respective baseline forecasts at December 31, 2005 and 2004 were as follows:

Table 27

Forward Rates

	December 31
	2005		2004
	Federal Funds	Ten-Year Constant Maturity Swap	Federal Funds	Ten-Year Constant Maturity Swap
Spot rates	4.25%	4.94%	2.25%	4.64%
12-month forward rates	4.75	4.97	3.25	4.91

The following table reflects the pre-tax dollar impact to forecasted Core Net Interest Income over the next twelve months from December 31, 2005 and 2004, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates) and a 100 bp gradual curve steepening (increase in long-tem rates) from the forward curve.

Table 28

Estimated Net Interest Income at Risk

(Dollars in millions)			December 31
Curve Change	Short Rate	Long Rate	2005	2004 (Restated)
+100 Parallel shift	+100	+100	$(357)	$(183)
-100 Parallel shift	-100	-100	244	(126)

Flatteners
Short end	+100	—	(523)	(462)
Long end	—	-100	(298)	(677)
Steepeners
Short end	-100	—	536	497
Long end	—	+100	168	97

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years.

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

Securities

The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of our cash and derivative positions. During 2005, we purchased securities of $204.5 billion, sold $134.5 billion, and received paydowns of $37.7 billion. During 2004, we purchased securities of $243.6 billion, sold $117.7 billion, and received paydowns of $31.8 billion. During the year, we continuously monitored our interest rate risk position and effected changes in the securities portfolio in order to manage prepayment risk and interest rate risk. Through sales in the securities portfolio, we realized $1.1 billion in Gains on Sales of Debt Securities during 2005 and $1.7 billion during 2004. The decrease was primarily due to lower gains realized on mortgage-backed securities and corporate bonds.

Residential Mortgage Portfolio

During 2005, we purchased $32.0 billion of residential mortgages related to the ALM process. We had whole mortgage loan sales of $10.1 billion during 2005. During 2004, we purchased $65.9 billion of residential mortgages related to the ALM process and had minimal sales of whole mortgage loans. Additionally, we received paydowns of $35.8 billion and $44.4 billion for 2005 and 2004. Through sales of whole mortgage loans, we recognized gains that were recorded as Other Income of $45 million for 2005, compared to losses of $2 million in 2004.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM process and serve as an efficient tool to mitigate our risk. We use derivatives to hedge the changes in cash flows or market values of our balance sheet. See Note 5 of the Consolidated Financial Statements for additional information on our hedging activities.

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures, and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 29 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at December 31, 2005 and 2004.

The changes in our swap and option positions reflect actions taken associated with interest rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our net receive fixed swap position (including foreign exchange contracts) decreased $328 million to $22.8 billion at December 31, 2005 compared to December 31, 2004. The notional amount of our net option position decreased $266.6 billion to $57.2 billion at December 31, 2005 compared to December 31, 2004. The vast majority of the decrease in the option notional amount was related to terminations and maturities of short duration options which were hedging short-term repricing risk of our liabilities.

Included in the futures and forward rate contract amounts are $35.0 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at December 31, 2005 settling from January 2006 to April 2006 with an average yield of 5.46 percent and $46.7 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at December 31, 2004 that settled from January 2005 to February 2005 with an average yield of 5.26 percent. There were no forward sale contracts of mortgage-backed securities at December 31, 2005, compared to $25.8 billion at December 31, 2004 that settled from January 2005 to February 2005 with an average yield of 5.47 percent.

The following table includes derivatives utilized in our ALM process, including those designated as SFAS 133 hedges and those used as economic hedges that do not qualify for SFAS 133 hedge accounting treatment. The fair value of net ALM contracts decreased from $3.4 billion at December 31, 2004 to $(386) million at December 31, 2005. The decrease was attributable to decreases in the value of options, foreign exchange contracts and futures and forward rate contracts, partially offset by increases in the value of interest rate swaps. The decrease in the value of options was due to reduction in outstanding option positions due to terminations, maturities and decreases in the values of remaining open options positions. The decrease in the value of foreign exchange contracts was due to the strengthening of the U.S. dollar against most foreign currencies during 2005. The decrease in the value of futures and forward rate contracts was due to the impact of increases in interest rates during 2005 on long futures and forward rate contracts.

Table 29

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 2005
		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2006	2007	2008	2009	2010	Thereafter
Receive fixed interest rate swaps(1)	$(1,390)								4.17
Notional amount		$108,985	$4,337	$13,080	$6,144	$39,107	$10,387	$35,930
Weighted average fixed rate		4.62%	4.75%	4.66%	4.02%	4.51%	4.43%	4.77%
Pay fixed interest rate swaps(1)	(408)								3.85
Notional amount		$102,281	$5,100	$55,925	$10,152	$—	$—	$31,104
Weighted average fixed rate		4.61%	3.23%	4.46%	4.24%	—%	—%	5.21%
Basis swaps	(644)
Notional amount(3)		$17,806	$514	$174	$884	$2,839	$3,094	$10,301
Option products(2)	1,349
Notional amount(3)		57,246	—	—	57,246	—	—	—
Foreign exchange contracts	909
Notional amount		16,061	1,335	51	1,436	1,826	3,485	7,928
Futures and forward rate contracts(4)	(202)
Notional amount(3)		34,716	34,716	—	—	—	—	—

Net ALM contracts	$(386)

December 31, 2004
		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2005	2006	2007	2008	2009	Thereafter
Receive fixed interest rate swaps(1)	$(880)								4.43
Notional amount		$167,324	$2,580	$7,290	$23,598	$46,917	$25,601	$61,338
Weighted average fixed rate		4.04%	4.78%	4.52%	3.11%	3.47%	3.83%	4.83%
Pay fixed interest rate swaps(1)	(2,248)								4.77
Notional amount		$157,837	$39	$6,320	$62,584	$16,136	$10,289	$62,469
Weighted average fixed rate		4.24%	5.01%	3.54%	3.58%	3.91%	3.85%	5.13%
Basis swaps	(4)
Notional amount(3)		$6,700	$500	$4,400	$—	$—	$—	$1,800
Option products(2)	3,492
Notional amount(3)		323,835	145,200	90,000	17,500	58,404	—	12,731
Foreign exchange contracts	2,748
Notional amount		13,606	71	1,529	55	1,587	2,091	8,273
Futures and forward rate contracts(4)	287
Notional amount(3)		(10,889)	10,111	(21,000)	—	—	—	—

Net ALM contracts	$3,395

(1)	At December 31, 2005, $46.6 billion of the receive fixed swap notional amount and $41.9 billion of the pay fixed swap notional amount represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2004, $39.9 billion of the receive fixed swap notional amount and $75.9 billion of the pay fixed swap notional amount represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Option products include caps, floors, swaptions and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(3)	Reflects the net of long and short positions.
(4)	Futures and forward rate contracts include Eurodollar futures, U.S. Treasury futures, and forward purchase and sale contracts.

The Corporation uses interest rate and foreign exchange rate derivative instruments to hedge the variability in the cash flows of its variable rate assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and closed derivative instruments recorded in Accumulated OCI net-of-tax at December 31, 2005 was $(4.3) billion. These net losses are expected to be reclassified into earnings in the same period when the hedged item affects earnings and will decrease income or increase expense on the respective hedged items. Assuming no change in open cash flow derivative hedge positions and no changes to interest and foreign exchange rates beyond what is implied in forward yield curves at December 31, 2005, the net losses are expected to be reclassified into earnings as follows: 9 percent within the next year, 57 percent within five years, 82 percent within 10 years, with the remaining 18 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 5 of the Consolidated Financial Statements.

The amount included in Accumulated OCI for terminated derivative contracts was a loss of $2.5 billion and a gain of $143 million, net-of-tax, at December 31, 2005 and 2004. The decrease was due primarily to the termination of derivative contracts with previously unrealized losses caused by interest rate fluctuations.

Mortgage Banking Risk Management

Interest rate lock commitments (IRLCs) on loans intended to be sold are subject to interest rate risk between the date of the IRLC and the date the loan is funded. Loans held-for-sale are subject to interest rate risk from the date of funding until the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used either as an economic hedge of IRLCs and loans held-for-sale, or designated as a cash flow hedge of loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At December 31, 2005, the notional amount of derivatives hedging the IRLCs and loans held-for-sale was $26.9 billion. The related net-of-tax unrealized loss on the derivatives designated as cash flow hedges included in Accumulated OCI at December 31, 2005 was $3 million. The notional amount of the IRLCs adjusted for fallout in the pipeline at December 31, 2005 was $4.3 billion. The amount of loans held-for-sale at December 31, 2005 was $6.1 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments and by purchasing and selling securities. MSRs are an intangible asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. As of December 31, 2005, the MSR balance in Consumer Real Estate was $2.7 billion, or 13 percent higher than December 31, 2004. For more information on Consumer Real Estate MSRs, refer to page 31.

We designate certain derivatives such as purchased options and interest rate swaps as fair value hedges of specified MSRs under SFAS 133. At December 31, 2005, the amount of MSRs identified as being hedged by derivatives in accordance with SFAS 133 was approximately $2.3 billion. The notional amount of the derivative contracts designated as SFAS 133 hedges of MSRs at December 31, 2005 was $33.7 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in the fair values of the MSRs that are hedged by these derivative contracts. During 2005, the change in value attributed to SFAS 133 hedged MSRs was $291 million, offset by derivative hedge losses of $124 million.

In addition, we hold additional derivatives and certain securities (i.e. mortgage-backed securities) as economic hedges of MSRs, which are not designated as SFAS 133 accounting hedges. During 2005, Interest Income from securities used as an economic hedge of MSRs of $18 million was recognized. At December 31, 2005, the amount of MSRs covered by such economic hedges was $250 million. At December 31, 2005, the unrealized loss on AFS Securities held as economic hedges of MSRs was $29 million compared to an unrealized gain of $21 million on December 31, 2004.

See Notes 1 and 9 of the Consolidated Financial Statements for additional information.

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

We approach operational risk from two perspectives, enterprise-wide and line of business-specific. The Compliance and Operational Risk Committee, chartered in 2005 as a subcommittee of the Finance Committee, provides consistent communication and oversight of significant operational and compliance issues and oversees the adoption of best practices. Two groups within Risk Management, Compliance Risk Management and Enterprise Operational Risk

Management, facilitate the consistency of effective policies, industry best practices, controls and monitoring tools for managing and assessing operational risks across the Corporation. These groups also work with the line of business executives and their Risk Management counterparts to implement appropriate policies, processes and assessments at the line of business level and support groups. Compliance and operational risk awareness is also driven across the Corporation through training and strategic communication efforts. For selected risks, we establish specialized support groups, for example, Information Security and Supply Chain Management. These specialized groups develop corporate-wide risk management practices, such as an information security program and a supplier program to ensure suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses.

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

Complex Accounting Estimates

Our significant accounting principles as described in Note 1 of the Consolidated Financial Statements, are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments.

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

Allowance for Credit Losses

The allowance for credit losses is our estimate of probable losses in the loans and leases portfolio and within our unfunded lending commitments. Changes to the allowance for credit losses are reported in the Consolidated Statement of Income in the Provision for Credit Losses. Our process for determining the allowance for credit losses is discussed in the Credit Risk Management section beginning on page 49 and Note 1 of the Consolidated Financial Statements. Due to the variability in the drivers of the assumptions made in this process, estimates of the portfolio’s inherent risks and overall collectibility change with changes in the economy, individual industries, countries and individual borrowers’ or counterparties’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.

Key judgments used in determining the allowance for credit losses include: (i) risk ratings for pools of commercial loans and leases, (ii) market and collateral values and discount rates for individually evaluated loans, (iii) product type classifications for consumer and commercial loans and leases, (iv) loss rates used for consumer and commercial loans and leases, (v) adjustments made to assess current events and conditions, (vi) considerations regarding domestic and global economic uncertainty, and (vii) overall credit conditions.

Our Allowance for Loan and Lease Losses is sensitive to the risk rating assigned to commercial loans and leases and to the loss rates used for the consumer and commercial portfolios. Assuming a downgrade of one level in the internal risk rating for commercial loans and leases, except loans already risk rated Doubtful as defined by regulatory authorities, the Allowance for Loan and Lease Losses for the commercial portfolio would increase by approximately $894 million at December 31, 2005. The Allowance for Loan and Lease Losses as a percentage of loan and lease outstandings at December 31, 2005 was 1.40 percent and this hypothetical increase in the allowance would raise the ratio to approximately 1.56 percent. A 10 percent increase in the loss rates used on the consumer and commercial loan and lease portfolios would increase the Allowance for Loan and Lease Losses at December 31, 2005 by approximately $348 million, of which $283 million would relate to consumer and $65 million to commercial.

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

Fair Value of Financial Instruments

Trading Account Assets and Liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of Trading Account Assets or Liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At December 31, 2005, $4.9 billion, or four percent, of Trading Account Assets were fair valued using these alternative approaches. An immaterial amount of Trading Account Liabilities were fair valued using these alternative approaches at December 31, 2005.

Trading Account Profits, which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading Account Profits are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At December 31, 2005, the amount of our VAR was $61 million based on a 99 percent confidence level. For more information on VAR, see pages 67 through 69.

The fair values of Derivative Assets and Liabilities include adjustments for market liquidity, counterparty credit quality, future servicing costs and other deal specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of Derivative Assets and Liabilities, various processes and controls have been adopted, which include: a Model Validation Policy that requires a review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a Trading Product Valuation Policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. These processes and controls are performed independently of the business segment.

The fair values of Derivative Assets and Liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. At December 31, 2005, the fair values of Derivative Assets and Liabilities determined by these quantitative models were $10.5 billion and $6.4 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variable. Further, they represent four percent and three percent of Derivative Assets and Liabilities, before the impact of legally enforceable master netting agreements. For the year ended December 31, 2005, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the income statement.

The Corporation recognizes gains and losses at inception of a derivative contract only if the fair value of the contract is evidenced by a quoted market price in an active market, an observable price or other market transaction, or other observable data supporting a valuation model. For those gains and losses not evidenced by the above mentioned market data, the transaction price is used as the fair value of the derivative contract. Any difference between the transaction price and the model fair value is considered an unrecognized gain or loss at inception of the contract. Previously unrecognized gains and losses are recorded in income using the straight line method of amortization over the contractual life of the derivative contract. Earlier recognition of the full unrecognized gain or loss is permitted if the trade is terminated early, subsequent market activity is observed which supports the model fair value of the contract, or significant inputs used in the valuation model become observable.

AFS Securities are recorded at fair value, which is generally based on direct market quotes from actively traded markets.

Principal Investing

Principal Investing is included within Equity Investments and is discussed in more detail in Business Segment Operations beginning on page 26. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages, from start-up to buyout. These investments are made either directly in a company or held through a fund. Some of these companies may need access to additional cash to support their long-term business models. Market conditions and company performance may impact whether funding is available from private investors or the capital markets.

Investments with active market quotes are carried at estimated fair value; however, the majority of our investments do not have publicly available price quotations. At December 31, 2005, we had nonpublic investments of $6.1 billion or approximately 95 percent of the total portfolio. Valuation of these investments requires significant management judgment. Management determines values of the underlying investments based on multiple methodologies including in-depth semi-annual reviews of the investee’s financial statements and financial condition, discounted cash flows, the prospects of the investee’s industry and current overall market conditions for similar investments. In addition, on a quarterly basis as events occur or information comes to the attention of management that indicates a change in the value of an investment is warranted, investments are adjusted from their original invested amount to estimated fair values at the balance sheet date with changes being recorded in Equity Investment Gains in the Consolidated Statement of Income. Investments are not adjusted above the original amount invested unless there is clear evidence of a fair value in excess of the original invested amount. This evidence is often in the form of a recent transaction in the investment. As part of the valuation process, senior management reviews the portfolio and determines when an impairment needs to be recorded. The Principal Investing portfolio is not material to our Consolidated Balance Sheet, but the impact of the valuation adjustments may be material to our operating results for any particular quarter.

Accrued Income Taxes

As more fully described in Notes 1 and 18 of the Consolidated Financial Statements, we account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Accrued income taxes, reported as a component of Accrued Expenses and Other Liabilities on our Consolidated Balance Sheet, represents the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 jurisdictions and consider many factors—including statutory, judicial and regulatory guidance—in estimating the appropriate accrued income taxes for each jurisdiction.

In applying the principles of SFAS 109, we monitor relevant tax authorities and change our estimate of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities. These revisions of our estimate of accrued income taxes, which also may result from our own income tax planning and from the resolution of income tax controversies, can materially affect our operating results for any given quarter.

Goodwill and Other Intangibles

The nature of and accounting for Goodwill and Other Intangibles is discussed in detail in Notes 1 and 10 of the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, or in interim periods if events or circumstances indicate a potential impairment. The reporting units utilized for this test were those that are one level below the business segments identified on page 26. The impairment test is performed in two steps. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step compares the implied fair value of the reporting unit’s Goodwill, as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

For Intangible Assets subject to amortization, impairment exists when the carrying amount of the Intangible Asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of the Intangible Asset is not recoverable and exceeds its fair value. The carrying amount of the Intangible Asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from it. An Intangible Asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the Intangible Asset, indicate that its carrying amount may not be recoverable. An impairment loss shall be measured as the amount by which the carrying amount of the Intangible Asset exceeds its fair value.

The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach and the market approach and the fair values of the Intangible Assets were determined using the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. However, these differences have not been material and we believe that this methodology provides a reasonable means to determine fair values. Cash flows were discounted using a discount rate based on expected equity return rates, which was 11 percent for 2005. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. For purposes of the market approach, valuations of reporting units were based on actual comparable market transactions and market earnings multiples for similar industries of the reporting unit.

Our evaluations for the year ended December 31, 2005 indicated there was no impairment of Goodwill and Other Intangibles.

2004 Compared to 2003

The following discussion and analysis provides a comparison of our results of operations for 2004 and 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes on pages 89 through 165. In addition, Tables 2 and 3 contain financial data to supplement this discussion.

Overview

Net Income

Net Income totaled $13.9 billion, or $3.64 per diluted common share, in 2004 compared to $10.8 billion, or $3.55 per diluted common share, in 2003. The return on average common shareholders’ equity was 16.47 percent in 2004 compared to 21.50 percent in 2003. These earnings provided sufficient cash flow to allow us to return $8.8 billion and $9.8 billion in 2004 and 2003, in capital to shareholders in the form of dividends and share repurchases, net of employee stock options exercised.

Net Interest Income

Net Interest Income on a FTE basis increased $7.5 billion to $28.7 billion in 2004. This increase was driven by the impact of the FleetBoston Merger, higher ALM portfolio levels (primarily consisting of securities and whole loan mortgages), the impact of higher rates, growth in consumer loan levels (primarily credit card and home equity) and higher core deposit funding levels. Partially offsetting these increases were reductions in the large corporate and foreign loan balances, lower trading-related contributions, lower mortgage warehouse levels and the continued runoff of previously exited consumer businesses. The net interest yield on a FTE basis declined nine bps to 3.17 percent in 2004 due to the adverse impact of increased trading-related balances, which have a lower yield than other earning assets.

Noninterest Income

Noninterest Income increased $3.7 billion to $21.0 billion in 2004, due primarily to increases in Card Income of $1.5 billion, Service Charges of $1.4 billion, Investment and Brokerage Services of $1.2 billion, Equity Investment Gains of $648 million, and Trading Account Profits of $461 million. Card Income increased due to increased fees and interchange income, including the impact of the FleetBoston card portfolio. Investment and Brokerage Services increased due to the impact of the FleetBoston business as well as market appreciation. Service Charges grew driven by organic account growth and the impact of FleetBoston customers. Offsetting these increases was lower Mortgage Banking Income of $1.5 billion due to lower production levels, a decrease in the gains on sales of loans to the secondary market and writedowns of the value of MSRs.

Provision for Credit Losses

The Provision for Credit Losses declined $70 million to $2.8 billion in 2004 driven by lower commercial net charge-offs of $748 million and continued improvements in credit quality in the commercial loan portfolio. Offsetting these decreases were increases in the Provision for Credit Losses in our consumer credit card portfolio. These increases reflected higher credit card net charge-offs of $791 million in part due to the impact of the FleetBoston credit card portfolio, organic growth and continued seasoning of accounts, and new advances on accounts for which previous loan balances were sold to the securitization trusts. Also contributing to the consumer provision was the establishment of reserves for changes made to card minimum payment requirements.

Gains on Sales of Debt Securities

Gains on Sales of Debt Securities in 2004 and 2003, were $1.7 billion and $941 million, as we continued to reposition the ALM portfolio in response to interest rate fluctuations and to manage mortgage prepayment risk.

Noninterest Expense

Noninterest Expense increased $6.9 billion in 2004 from 2003, due primarily to higher Personnel Expense, increased Other General Operating Expense, and higher Merger and Restructuring Charges. Personnel Expense increased $3.0 billion primarily due to the impact of FleetBoston associates. Other General Operating Expense increased $1.5 billion related to the impact of FleetBoston, $370 million of litigation expenses incurred during 2004 and the $285 million related to the mutual fund settlement. Merger and Restructuring Charges were $618 million in connection with the integration of FleetBoston’s operations.

Income Tax Expense

Income Tax Expense was $7.0 billion, reflecting an effective tax rate of 33.3 percent, in 2004 compared to $5.0 billion and 31.8 percent, in 2003. The difference in the effective tax rate between years resulted primarily from the application of purchase accounting to certain leveraged leases acquired in the FleetBoston Merger, an increase in state tax expense generally related to higher tax rates in the Northeast and the reduction in 2003 of Income Tax Expense resulting from a tax settlement with the Internal Revenue Service.

Business Segment Operations

Global Consumer and Small Business Banking

Total Revenue increased $5.6 billion, or 28 percent, in 2004 compared to 2003, primarily due to the impact of FleetBoston. Overall loan and deposit growth from the impact of FleetBoston customers contributed to the $4.9 billion, or 44 percent, increase in Net Interest Income. This increase was largely due to the net effect of growth in consumer loans and leases, deposit balances and ALM activities. Increases in Card Income of 51 percent, and Service Charges of 26 percent drove the $703 million, or eight percent, increase in Noninterest Income. FleetBoston also contributed to the increase in Noninterest Income. Partially offsetting these increases was a decrease in Mortgage Banking Income of 72 percent. Net Income rose $642 million, or 12 percent, due to the increases in Net Interest Income and Noninterest Income discussed above, offset by increases in the Provision for Credit Losses and Noninterest Expense. Higher credit card net charge-offs, the impact of the FleetBoston credit card portfolio, organic growth and seasoning of credit card accounts, new advances on accounts for which previous loan balances were sold to the securitization trusts, and increases in card minimum payment requirements resulted in a $1.6 billion, or 97 percent, increase in the Provision for Credit Losses. Noninterest Expense increased $3.0 billion, or 31 percent, due to increases in Processing Costs, Personnel Expense and Other General Operating Expense related to the impact of FleetBoston.

Global Business and Financial Services

Total Revenue increased $3.4 billion, or 58 percent, in 2004 compared to 2003. Net Interest Income increased $2.3 billion, or 54 percent, largely due to the increase in commercial loans and leases, deposit balances driven by the impact of FleetBoston earning assets and the net results of ALM activities. Noninterest Income increased $1.1 billion, or 68 percent due to increases in Other Noninterest Income and increases in Service Charges, driven by the impact of FleetBoston. Noninterest Expense increased $1.5 billion, or 70 percent, due to the impact of FleetBoston. Net Income rose $1.8 billion, or 85 percent, due to the increases discussed above. Also impacting Net Income was the Provision for Credit Losses which declined $968 million to negative $442 million, driven by a notable improvement in credit quality and a $395 million decrease in net charge-offs.

Global Capital Markets and Investment Banking

Total Revenue increased $695 million, or eight percent, in 2004 compared to 2003 driven by an increase in Noninterest Income. Net Interest Income decreased $175 million, or four percent, driven by a $196 million, or nine percent decrease in trading-related Net Interest Income. Noninterest Income increased $870 million, or 21 percent, resulting from increases in Trading Account Profits, Investment Banking Income, and Service Charges. In 2004, Net Income increased $174 million, or 10 percent, due to the increase in Noninterest Income and lower Provision for Credit

Losses offset by an increase in Noninterest Expense. Provision for Credit Losses declined $753 million to negative $445 million due to a notable improvement in credit quality in the large corporate portfolio and a $312 million reduction in net charge-offs. Noninterest Expense increased by $1.2 billion, or 22 percent, driven by an increase in litigation-related charges, higher incentive compensation for market-based activities, and this segment’s allocation of the mutual fund settlement.

Global Wealth and Investment Management

Total Revenue increased $1.9 billion, or 47 percent, in 2004. Net Interest Income increased $915 million, or 47 percent, due to growth in Deposits, loan growth and the impact of FleetBoston earning assets to the portfolio. Noninterest Income increased $986 million, or 47 percent, driven by increased Investment and Brokerage Services revenue primarily due to the impact of FleetBoston. Net Income increased $366 million, or 30 percent. This increase was due to the increases in Net Interest Income and Noninterest Income offset by higher Noninterest Expense. Noninterest Expense increased $1.3 billion, or 64 percent, related to the impact of FleetBoston and this segment’s allocation of the mutual fund settlement.

All Other

In 2004 compared to 2003, Total Revenue decreased $339 million, or 53 percent. Net Interest Income decreased $352 million to negative $695 million primarily due to a reduction of capital in Other as more capital was deployed to the business segments. Offsetting this decrease was a $166 million increase in total revenue associated with the change in the fair value derivatives used as economic hedges of interest and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting. Provision for Credit Losses increased $43 million, or 14 percent. Gains on Sales of Debt Securities increased $675 million to $1.6 billion in 2004 as we continued to reposition the ALM portfolio in response to changes in interest rates and to manage mortgage prepayment risk. Other Noninterest Expense decreased $78 million and included Merger and Restructuring Charges of $618 million in 2004. As a result, Net Income improved $232 million. Total Revenue in Equity Investments increased $704 million in 2004 compared to 2003 due to an improvement in Equity Investment Gains (Losses). Equity Investments had Net Income of $202 million in 2004 compared to a Net Loss of $246 million in 2003. In 2004, Principal Investing revenue increased as a result of increased realized gains compared to the prior year. Noninterest Income primarily consists of Equity Investment Gains.

Table I

Average Balances and Interest Rates—FTE Basis

	2005			2004 (Restated)			2003 (Restated)
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,286	$472	3.30%	$14,254	$362	2.54%	$9,056	$172	1.90%
Federal funds sold and securities purchased under agreements to resell	169,132	5,012	2.96	128,981	1,940	1.50	78,857	1,266	1.61
Trading account assets	133,502	5,883	4.41	104,616	4,092	3.91	97,222	4,005	4.12
Securities	219,843	11,047	5.03	150,171	7,320	4.88	70,644	3,135	4.44
Loans and leases(1):
Residential mortgage	173,773	9,424	5.42	167,270	9,056	5.42	127,131	6,873	5.41
Credit card	53,997	6,253	11.58	43,435	4,653	10.71	28,210	2,886	10.23
Home equity lines	56,289	3,412	6.06	39,400	1,835	4.66	22,890	1,040	4.55
Direct/Indirect consumer	44,981	2,589	5.75	38,078	2,093	5.50	32,593	1,964	6.03
Other consumer(2)	6,908	667	9.67	7,717	594	7.70	8,865	588	6.63

Total consumer	335,948	22,345	6.65	295,900	18,231	6.16	219,689	13,351	6.08

Commercial—domestic	128,034	8,266	6.46	114,644	6,978	6.09	93,458	6,441	6.89
Commercial real estate	34,304	2,046	5.97	28,085	1,263	4.50	20,042	862	4.30
Commercial lease financing	20,441	992	4.85	17,483	819	4.68	10,061	395	3.92
Commercial—foreign	18,491	1,292	6.99	16,505	850	5.15	12,970	460	3.55

Total commercial	201,270	12,596	6.26	176,717	9,910	5.61	136,531	8,158	5.98

Total loans and leases	537,218	34,941	6.50	472,617	28,141	5.95	356,220	21,509	6.04

Other earning assets	38,013	2,103	5.53	34,634	1,815	5.24	37,599	1,729	4.60

Total earning assets(3)	1,111,994	59,458	5.35	905,273	43,670	4.82	649,598	31,816	4.90

Cash and cash equivalents	33,199			28,511			22,637
Other assets, less allowance for loan and lease losses	124,699			110,847			76,869

Total assets	$1,269,892			$1,044,631			$749,104

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$36,602	$211	0.58%	$33,959	$119	0.35%	$24,538	$108	0.44%
NOW and money market deposit accounts	227,722	2,839	1.25	214,542	1,921	0.90	148,896	1,236	0.83
Consumer CDs and IRAs	124,385	4,091	3.29	94,770	2,540	2.68	70,246	2,556	3.64
Negotiable CDs, public funds and other time deposits	6,865	250	3.65	5,977	290	4.85	7,627	130	1.70

Total domestic interest-bearing deposits	395,574	7,391	1.87	349,248	4,870	1.39	251,307	4,030	1.60

Foreign interest-bearing deposits(4):
Banks located in foreign countries	22,945	1,202	5.24	18,426	679	3.68	13,959	285	2.04
Governments and official institutions	7,418	238	3.21	5,327	97	1.82	2,218	31	1.40
Time, savings and other	31,603	661	2.09	27,739	275	0.99	19,027	216	1.14

Total foreign interest-bearing deposits	61,966	2,101	3.39	51,492	1,051	2.04	35,204	532	1.51

Total interest-bearing deposits	457,540	9,492	2.08	400,740	5,921	1.48	286,511	4,562	1.59

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	326,408	11,615	3.56	227,565	4,072	1.79	140,458	1,871	1.33
Trading account liabilities	57,689	2,364	4.10	35,326	1,317	3.73	37,176	1,286	3.46
Long-term debt	97,709	4,418	4.52	92,303	3,683	3.99	67,077	2,948	4.40

Total interest-bearing liabilities(3)	939,346	27,889	2.97	755,934	14,993	1.98	531,222	10,667	2.01

Noninterest-bearing sources:
Noninterest-bearing deposits	174,892			150,819			119,722
Other liabilities	55,793			53,063			48,069
Shareholders’ equity	99,861			84,815			50,091

Total liabilities and shareholders’ equity	$1,269,892			$1,044,631			$749,104

Net interest spread			2.38			2.84			2.89
Impact of noninterest-bearing sources			0.46			0.33			0.37

Net interest income/yield on earning assets		$31,569	2.84%		$28,677	3.17%		$21,149	3.26%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance of $3,137 million, $3,735 million and $4,137 million in 2005, 2004 and 2003, respectively; foreign consumer of $3,565 million, $3,020 million and $1,977 million in 2005, 2004 and 2003, respectively; and consumer lease financing of $206 million, $962 million and $2,751 million in 2005, 2004 and 2003, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $704 million, $2,130 million and $2,581 million in 2005, 2004 and 2003, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $1,335 million, $1,452 million and $873 million in 2005, 2004 and 2003, respectively. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 69.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Table II

Analysis of Changes in Net Interest Income—FTE Basis

	From 2004 to 2005			From 2003 to 2004
	(Restated)			(Restated)
	Due to Change in(1)		Net Change	Due to Change in(1)		Net Change
(Dollars in millions)	Volume	Rate		Volume	Rate
Increase (decrease) in interest income
Time deposits placed and other short-term investments	$1	$109	$110	$99	$91	$190
Federal funds sold and securities purchased under agreements to resell	597	2,475	3,072	811	(137)	674
Trading account assets	1,128	663	1,791	305	(218)	87
Securities	3,408	319	3,727	3,533	652	4,185
Loans and leases:
Residential mortgage	362	6	368	2,176	7	2,183
Credit card	1,130	470	1,600	1,557	210	1,767
Home equity lines	788	789	1,577	753	42	795
Direct/Indirect consumer	381	115	496	332	(203)	129
Other consumer	(62)	135	73	(76)	82	6

Total consumer			4,114			4,880

Commercial—domestic	819	469	1,288	1,458	(921)	537
Commercial real estate	281	502	783	346	55	401
Commercial lease financing	138	35	173	290	134	424
Commercial—foreign	102	340	442	126	264	390

Total commercial			2,686			1,752

Total loans and leases			6,800			6,632

Other earning assets	177	111	288	(136)	222	86

Total interest income			$15,788			$11,854

Increase (decrease) in interest expense
Domestic interest-bearing deposits:
Savings	$9	$83	$92	$41	$(30)	$11
NOW and money market deposit accounts	128	790	918	545	140	685
Consumer CDs and IRAs	781	770	1,551	894	(910)	(16)
Negotiable CDs, public funds and other time deposits	43	(83)	(40)	(28)	188	160

Total domestic interest-bearing deposits			2,521			840

Foreign interest-bearing deposits:
Banks located in foreign countries	165	358	523	91	303	394
Governments and official institutions	38	103	141	44	22	66
Time, savings and other	38	348	386	100	(41)	59

Total foreign interest-bearing deposits			1,050			519

Total interest-bearing deposits			3,571			1,359

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	1,771	5,772	7,543	1,156	1,045	2,201
Trading account liabilities	835	212	1,047	(64)	95	31
Long-term debt	216	519	735	1,113	(378)	735

Total interest expense			12,896			4,326

Net increase in net interest income			$2,892			$7,528

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume or rate for that category. The unallocated change in rate or volume variance has been allocated between the rate and volume variances.

Table III

Selected Loan Maturity Data(1)

	December 31, 2005
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial—domestic	$52,186	$56,557	$31,790	$140,533
Commercial real estate—domestic	13,830	17,976	3,375	35,181
Foreign(2)	20,801	4,518	437	25,756

Total selected loans	$86,817	$79,051	$35,602	$201,470

Percent of total	43.1%	39.2%	17.7%	100.0%

Sensitivity of loans to changes in interest rates for loans due after one year:
Fixed interest rates		$8,927	$14,737
Floating or adjustable interest rates		70,124	20,865

Total		$79,051	$35,602

(1)	Loan maturities are based on the remaining maturities under contractual terms.
(2)	Loan maturities include other consumer, commercial—foreign and commercial real estate loans.

Table IV

Short-term Borrowings

	2005		2004		2003
			(Restated)		(Restated)
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
At December 31	$2,715	4.06%	$3,108	2.23%	$2,356	0.92%
Average during year	3,670	3.09	3,724	1.31	5,736	1.10
Maximum month-end balance during year	5,964	—	7,852	—	7,877	—

Securities sold under agreements to repurchase
At December 31	237,940	4.26	116,633	2.23	75,690	1.12
Average during year	227,081	3.62	161,494	1.86	102,074	1.15
Maximum month-end balance during year	273,544	—	191,899	—	124,746	—

Commercial paper
At December 31	24,968	4.21	25,379	2.09	7,605	1.09
Average during year	26,335	3.22	21,178	1.45	2,976	1.29
Maximum month-end balance during year	31,380	—	26,486	—	9,136	—

Other short-term borrowings
At December 31	91,301	4.58	53,219	2.48	27,375	1.98
Average during year	69,322	3.51	41,169	1.73	29,672	2.02
Maximum month-end balance during year	91,301	—	53,756	—	46,635	—

Table V

Non-exchange Traded Commodity Contracts

(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2005	$2,195	$1,452
Effects of legally enforceable master netting agreements	4,449	4,449

Gross fair value of contracts outstanding, January 1, 2005	6,644	5,901
Contracts realized or otherwise settled	(1,990)	(1,947)
Fair value of new contracts	1,763	1,887
Other changes in fair value	2,240	2,074

Gross fair value of contracts outstanding, December 31, 2005	8,657	7,915
Effects of legally enforceable master netting agreements	(5,636)	(5,636)

Net fair value of contracts outstanding, December 31, 2005	$3,021	$2,279

Table VI

Non-exchange Traded Commodity Contract Maturities

	December 31, 2005
(Dollars in millions)	Asset Positions	Liability Positions
Maturity of less than 1 year	$4,295	$4,190
Maturity of 1-3 years	3,798	3,196
Maturity of 4-5 years	373	441
Maturity in excess of 5 years	191	88

Gross fair value of contracts	8,657	7,915
Effects of legally enforceable master netting agreements	(5,636)	(5,636)

Net fair value of contracts outstanding	$3,021	$2,279

Table VII

Selected Quarterly Financial Data

	2005 Quarters				2004 Quarters
(Dollars in millions, except per share information)	Fourth(2)	Third (Restated)	Second (Restated)	First (Restated)	Fourth (Restated)	Third (Restated)	Second (Restated)	First (Restated)
Income statement
Net interest income	$7,859	$7,735	$7,637	$7,506	$7,550	$7,515	$7,366	$5,529
Noninterest income	5,951	6,416	6,955	6,032	6,174	6,012	4,870	3,949
Total revenue	13,810	14,151	14,592	13,538	13,724	13,527	12,236	9,478
Provision for credit losses	1,400	1,159	875	580	706	650	789	624
Gains on sales of debt securities	71	29	325	659	101	333	795	495
Noninterest expense	7,320	7,285	7,019	7,057	7,333	7,021	7,228	5,430
Income before income taxes	5,161	5,736	7,023	6,560	5,786	6,189	5,014	3,919
Income tax expense	1,587	1,895	2,366	2,167	1,931	2,086	1,673	1,271
Net income	3,574	3,841	4,657	4,393	3,855	4,103	3,341	2,648
Average common shares issued and outstanding (in thousands)	3,996,024	4,000,573	4,005,356	4,032,550	4,032,979	4,052,304	4,062,384	2,880,306
Average diluted common shares issued and outstanding (in thousands)	4,053,859	4,054,659	4,065,355	4,099,062	4,106,040	4,121,375	4,131,290	2,933,402

Performance ratios
Return on average assets	1.09%	1.18%	1.46%	1.49%	1.33%	1.49%	1.23%	1.28%
Return on average common shareholders’ equity	14.21	15.09	18.93	17.97	15.57	16.94	14.26	21.58
Return on average tangible common shareholders’ equity(1)	29.29	30.71	39.27	37.34	32.95	35.84	31.36	29.37
Total ending equity to total ending assets	7.86	8.12	8.13	8.16	9.03	9.19	9.37	6.23
Total average equity to total average assets	7.64	7.80	7.72	8.25	8.54	8.78	8.59	5.92
Dividend payout	56.24	52.60	38.90	41.71	47.36	44.72	49.10	43.74

Per common share data
Earnings	$0.89	$0.96	$1.16	$1.09	$0.95	$1.01	$0.82	$0.92
Diluted earnings	0.88	0.95	1.14	1.07	0.94	0.99	0.81	0.90
Dividends paid	0.50	0.50	0.45	0.45	0.45	0.45	0.40	0.40
Book value	25.32	25.28	25.16	24.45	24.70	24.29	23.54	17.23

Average balance sheet
Total loans and leases	$563,589	$539,497	$520,415	$524,921	$515,437	$503,049	$497,129	$374,047
Total assets	1,305,057	1,294,754	1,277,478	1,200,859	1,152,524	1,096,653	1,094,427	833,161
Total deposits	628,922	632,771	640,593	627,420	609,936	587,879	582,305	425,075
Long-term debt	99,601	98,326	96,697	96,167	98,556	98,116	94,655	77,751
Common shareholders’ equity	99,677	100,974	98,558	99,130	98,452	96,268	94,024	49,314
Total shareholders’ equity	99,948	101,246	98,829	99,401	98,723	96,540	94,347	49,368

Capital ratios (period end)
Risk-based capital:
Tier 1	8.25%	8.27%	8.16%	8.26%	8.20%	8.18%	8.26%	7.89%
Total	11.08	11.19	11.23	11.52	11.73	11.81	12.02	11.62
Leverage	5.91	5.90	5.66	5.86	5.89	6.00	5.87	5.55

Market price per share of common stock
Closing	$46.15	$42.10	$45.61	$44.10	$46.99	$43.33	$42.31	$40.49
High closing	46.99	45.98	47.08	47.08	47.44	44.98	42.72	41.38
Low closing	41.57	41.60	44.01	43.66	43.62	41.81	38.96	39.15

(1)	Return on average tangible common shareholders’ equity equals net income available to common shareholders plus amortization of intangibles, divided by average common shareholders’ equity less goodwill, core deposit intangibles and other intangibles.
(2)	The Corporation provided unaudited financial information relating to the fourth quarter of 2005 in the current report on Form 8-K filed on January 23, 2006.

Table VIII

Quarterly Average Balances and Interest Rates—FTE Basis

	Fourth Quarter 2005(5)			Third Quarter 2005 (Restated)
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,619	$132	3.59%	$14,498	$125	3.43%
Federal funds sold and securities purchased under agreements to resell	165,908	1,477	3.55	176,650	1,382	3.12
Trading account assets	139,441	1,648	4.72	142,287	1,578	4.42
Securities	221,411	2,842	5.13	225,952	2,820	4.99
Loans and leases(1):
Residential mortgage	178,764	2,424	5.42	171,012	2,298	5.37
Credit card	56,858	1,747	12.19	55,271	1,651	11.85
Home equity lines	60,571	1,012	6.63	58,046	910	6.22
Direct/Indirect consumer	47,181	703	5.91	47,900	702	5.81
Other consumer(2)	6,653	184	11.01	6,715	170	10.05

Total consumer	350,027	6,070	6.90	338,944	5,731	6.73

Commercial—domestic	137,224	2,280	6.59	127,044	2,095	6.54
Commercial real estate	36,017	597	6.58	34,663	542	6.20
Commercial lease financing	20,178	241	4.79	20,402	239	4.69
Commercial—foreign	20,143	378	7.45	18,444	349	7.51

Total commercial	213,562	3,496	6.50	200,553	3,225	6.38

Total loans and leases	563,589	9,566	6.75	539,497	8,956	6.60

Other earning assets	40,582	596	5.83	38,745	542	5.57

Total earning assets(3)	1,145,550	16,261	5.65	1,137,629	15,403	5.39

Cash and cash equivalents	33,693			32,969
Other assets, less allowance for loan and lease losses	125,814			124,156

Total assets	$1,305,057			$1,294,754

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,535	$68	0.76%	$35,853	$56	0.62%
NOW and money market deposit accounts	224,122	721	1.28	224,341	743	1.31
Consumer CDs and IRAs	120,321	1,029	3.39	130,975	1,094	3.31
Negotiable CDs, public funds and other time deposits	5,085	27	2.13	4,414	47	4.23

Total domestic interest-bearing deposits	385,063	1,845	1.90	395,583	1,940	1.95

Foreign interest-bearing deposits(4):
Banks located in foreign countries	24,451	355	5.77	19,707	292	5.89
Governments and official institutions	7,579	73	3.84	7,317	62	3.37
Time, savings and other	32,624	203	2.46	32,024	177	2.19

Total foreign interest-bearing deposits	64,654	631	3.87	59,048	531	3.57

Total interest-bearing deposits	449,717	2,476	2.18	454,631	2,471	2.16

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	364,140	3,855	4.20	339,980	3,190	3.72
Trading account liabilities	56,880	619	4.32	68,132	707	4.12
Long-term debt	99,601	1,209	4.85	98,326	1,102	4.48

Total interest-bearing liabilities(3)	970,338	8,159	3.34	961,069	7,470	3.09

Noninterest-bearing sources:
Noninterest-bearing deposits	179,205			178,140
Other liabilities	55,566			54,299
Shareholders’ equity	99,948			101,246

Total liabilities and shareholders’ equity	$1,305,057			$1,294,754

Net interest spread			2.31			2.30
Impact of noninterest-bearing sources			0.51			0.48

Net interest income/yield on earning assets		$8,102	2.82%		$7,933	2.78%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance of $2,916 million, $3,063 million, $3,212 million and $3,362 million in the fourth, third, second and first quarters of 2005, respectively, and $3,473 million in the fourth quarter of 2004; foreign consumer of $3,682 million, $3,541 million, $3,505 million and $3,532 million in the fourth, third, second and first quarters of 2005, respectively, and $3,523 million in the fourth quarter of 2004; and consumer lease financing of $55 million, $111 million, $251 million and $411 million in the fourth, third, second and first quarters of 2005, respectively, and $561 million in the fourth quarter of 2004.

	Second Quarter 2005 (Restated)			First Quarter 2005 (Restated)			Fourth Quarter 2004 (Restated)
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Interest Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$13,696	$113	3.31%	$14,327	$101	2.87%	$15,620	$128	3.24%
Federal funds sold and securities purchased under agreements to resell	185,835	1,249	2.69	147,855	904	2.46	149,226	699	1.87
Trading account assets	134,196	1,454	4.34	117,748	1,203	4.10	110,585	1,067	3.85
Securities	227,182	2,825	4.98	204,574	2,559	5.01	171,173	2,082	4.86
Loans and leases(1):
Residential mortgage	167,263	2,285	5.47	178,075	2,415	5.44	178,853	2,447	5.46
Credit card	52,474	1,481	11.32	51,310	1,373	10.85	49,366	1,351	10.88
Home equity lines	54,941	799	5.83	51,477	692	5.45	48,336	609	5.01
Direct/Indirect consumer	43,132	612	5.69	41,620	573	5.58	39,526	551	5.55
Other consumer(2)	6,968	155	8.96	7,305	158	8.75	7,557	153	8.07

Total consumer	324,778	5,332	6.58	329,787	5,211	6.38	323,638	5,111	6.29

Commercial—domestic	123,927	1,938	6.27	123,803	1,954	6.40	121,412	1,883	6.17
Commercial real estate	33,484	477	5.72	33,016	430	5.29	31,355	392	4.98
Commercial lease financing	20,446	252	4.93	20,745	260	5.01	20,204	254	5.01
Commercial—foreign	17,780	306	6.90	17,570	259	5.97	18,828	272	5.76

Total commercial	195,637	2,973	6.09	195,134	2,903	6.03	191,799	2,801	5.81

Total loans and leases	520,415	8,305	6.40	524,921	8,114	6.25	515,437	7,912	6.12

Other earning assets	37,194	512	5.52	35,466	455	5.19	35,937	457	5.08

Total earning assets(3)	1,118,518	14,458	5.18	1,044,891	13,336	5.14	997,978	12,345	4.93

Cash and cash equivalents	34,731			31,382			31,028
Other assets, less allowance for loan and lease losses	124,229			124,586			123,518

Total assets	$1,277,478			$1,200,859			$1,152,524

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$38,043	$52	0.54%	$37,000	$35	0.39%	$36,927	$36	0.39%
NOW and money market deposit accounts	229,174	723	1.27	233,392	651	1.13	234,596	589	1.00
Consumer CDs and IRAs	127,169	1,004	3.17	118,989	965	3.29	109,243	721	2.63
Negotiable CDs, public funds and other time deposits	7,751	82	4.22	10,291	95	3.73	7,563	81	4.27

Total domestic interest-bearing deposits	402,137	1,861	1.86	399,672	1,746	1.77	388,329	1,427	1.46

Foreign interest-bearing deposits(4):
Banks located in foreign countries	25,546	294	4.61	22,085	260	4.77	17,953	200	4.43
Governments and official institutions	7,936	59	2.97	6,831	43	2.58	5,843	33	2.21
Time, savings and other	30,973	149	1.94	30,770	133	1.75	30,459	104	1.36

Total foreign interest-bearing deposits	64,455	502	3.13	59,686	436	2.96	54,255	337	2.47

Total interest-bearing deposits	466,592	2,363	2.03	459,358	2,182	1.93	442,584	1,764	1.59

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	323,916	2,582	3.20	276,483	1,988	2.91	252,413	1,452	2.29
Trading account liabilities	60,987	611	4.02	44,507	427	3.89	37,387	352	3.74
Long-term debt	96,697	1,074	4.45	96,167	1,033	4.30	98,556	1,020	4.14

Total interest-bearing liabilities(3)	948,192	6,630	2.80	876,515	5,630	2.60	830,940	4,588	2.20

Noninterest-bearing sources:
Noninterest-bearing deposits	174,001			168,062			167,352
Other liabilities	56,456			56,881			55,509
Shareholders’ equity	98,829			99,401			98,723

Total liabilities and shareholders’ equity	$1,277,478			$1,200,859			$1,152,524

Net interest spread			2.38			2.54			2.73
Impact of noninterest-bearing sources			0.42			0.42			0.37

Net interest income/yield on earning assets		$7,828	2.80%		$7,706	2.96%		$7,757	3.10%

(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $29 million, $86 million, $168 million and $421 million in the fourth, third, second and first quarters of 2005, respectively, and $439 million in the fourth quarter of 2004. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $254 million, $274 million, $303 million and $504 million in the fourth, third, second and first quarters of 2005, respectively, and $295 million in the fourth quarter of 2004. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 69.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.
(5)	The Corporation provided unaudited financial information relating to the fourth quarter of 2005 in its current report on Form 8-K filed on January 23, 2006.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A beginning on page 65 which is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 88.

Kenneth D. Lewis Chairman, President and Chief Executive Officer	Alvaro G. de Molina Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bank of America Corporation:

We have completed integrated audits of Bank of America Corporation’s 2005 and 2004 Consolidated Financial Statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These Consolidated Financial Statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits. We conducted our audits of these Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Consolidated Financial Statements, the Corporation has restated its 2004 and 2003 Consolidated Financial Statements.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing on page 87 of the Annual Report, that the Corporation maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Charlotte, North Carolina

March 14, 2006

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2005	2004 (Restated)	2003 (Restated)
Interest income
Interest and fees on loans and leases	$34,843	$28,051	$21,381
Interest and dividends on securities	10,937	7,256	3,071
Federal funds sold and securities purchased under agreements to resell	5,012	1,940	1,266
Trading account assets	5,743	4,016	3,947
Other interest income	2,091	1,690	1,507

Total interest income	58,626	42,953	31,172

Interest expense
Deposits	9,492	5,921	4,562
Short-term borrowings	11,615	4,072	1,871
Trading account liabilities	2,364	1,317	1,286
Long-term debt	4,418	3,683	2,948

Total interest expense	27,889	14,993	10,667

Net interest income	30,737	27,960	20,505

Noninterest income
Service charges	7,704	6,989	5,618
Investment and brokerage services	4,184	3,614	2,371
Mortgage banking income	805	414	1,922
Investment banking income	1,856	1,886	1,736
Equity investment gains	2,040	863	215
Card income	5,753	4,592	3,052
Trading account profits	1,812	869	408
Other income	1,200	1,778	2,007

Total noninterest income	25,354	21,005	17,329

Total revenue	56,091	48,965	37,834

Provision for credit losses	4,014	2,769	2,839

Gains on sales of debt securities	1,084	1,724	941

Noninterest expense
Personnel	15,054	13,435	10,446
Occupancy	2,588	2,379	2,006
Equipment	1,199	1,214	1,052
Marketing	1,255	1,349	985
Professional fees	930	836	844
Amortization of intangibles	809	664	217
Data processing	1,487	1,330	1,104
Telecommunications	827	730	571
Other general operating	4,120	4,457	2,930
Merger and restructuring charges	412	618	—

Total noninterest expense	28,681	27,012	20,155

Income before income taxes	24,480	20,908	15,781
Income tax expense	8,015	6,961	5,019

Net income	$16,465	$13,947	$10,762

Net income available to common shareholders	$16,447	$13,931	$10,758

Per common share information
Earnings	$4.10	$3.71	$3.62

Diluted earnings	$4.04	$3.64	$3.55

Dividends paid	$1.90	$1.70	$1.44

Average common shares issued and outstanding (in thousands)	4,008,688	3,758,507	2,973,407

Average diluted common shares issued and outstanding (in thousands)	4,068,140	3,823,943	3,030,356

See accompanying Notes to Consolidated Financial Statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2005	2004 (Restated)
Assets
Cash and cash equivalents	$36,999	$28,936
Time deposits placed and other short-term investments	12,800	12,361
Federal funds sold and securities purchased under agreements to resell (includes $148,299 and $91,243 pledged as collateral)	149,785	91,360
Trading account assets (includes $68,223 and $38,929 pledged as collateral)	131,707	93,587
Derivative assets	23,712	30,235
Securities:
Available-for-sale (includes $116,659 and $45,127 pledged as collateral)	221,556	194,743
Held-to-maturity, at cost (market value—$47 and $329)	47	330

Total securities	221,603	195,073

Loans and leases	573,791	521,813
Allowance for loan and lease losses	(8,045)	(8,626)

Loans and leases, net of allowance	565,746	513,187

Premises and equipment, net	7,786	7,517
Mortgage servicing rights	2,806	2,481
Goodwill	45,354	45,262
Core deposit intangibles and other intangibles	3,194	3,887
Other assets	90,311	86,546

Total assets	$1,291,803	$1,110,432

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$179,571	$163,833
Interest-bearing	384,155	396,645
Deposits in foreign offices:
Noninterest-bearing	7,165	6,066
Interest-bearing	63,779	52,026

Total deposits	634,670	618,570

Federal funds purchased and securities sold under agreements to repurchase	240,655	119,741
Trading account liabilities	50,890	36,654
Derivative liabilities	15,000	17,928
Commercial paper and other short-term borrowings	116,269	78,598
Accrued expenses and other liabilities (includes $395 and $402 of reserve for unfunded lending commitments)	31,938	41,590
Long-term debt	100,848	97,116

Total liabilities	1,190,270	1,010,197

Commitments and contingencies (Notes 9 and 13)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized—7,500,000,000 shares; issued and outstanding—3,999,688,491 and 4,046,546,212 shares	41,693	44,236
Retained earnings	67,552	58,773
Accumulated other comprehensive income (loss)	(7,556)	(2,764)
Other	(427)	(281)

Total shareholders’ equity	101,533	100,235

Total liabilities and shareholders’ equity	$1,291,803	$1,110,432

See accompanying Notes to Consolidated Financial Statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1,2)	Other	Total Share- holders’ Equity	Compre- hensive Income
		Shares	Amount
Balance, December 31, 2002 (As previously reported)	$58	3,001,382	$496	$48,517	$1,232	$16	$50,319
Restatement adjustments(3)				1,011	(131)		880

Balance, December 31, 2002 (Restated)	58	3,001,382	496	49,528	1,101	16	51,199

Net income				10,762			10,762	$10,762
Net unrealized losses on available-for-sale debt and marketable equity securities					(564)		(564)	(564)
Net unrealized gains on foreign currency translation adjustments					2		2	2
Net losses on derivatives					(2,959)		(2,959)	(2,959)
Cash dividends paid:
Common				(4,277)			(4,277)
Preferred				(4)			(4)
Common stock issued under employee plans and related tax benefits		139,298	4,372			(123)	4,249
Common stock repurchased		(258,686)	(4,936)	(4,830)			(9,766)
Conversion of preferred stock	(4)	294	4
Other			93	(17)	(14)	(47)	15	(14)

Balance, December 31, 2003 (Restated)	54	2,882,288	29	51,162	(2,434)	(154)	48,657	7,227

Net income				13,947			13,947	13,947
Net unrealized losses on available-for-sale debt and marketable equity securities					(127)		(127)	(127)
Net unrealized gains on foreign currency translation adjustments					13		13	13
Net losses on derivatives					(185)		(185)	(185)
Cash dividends paid:
Common				(6,452)			(6,452)
Preferred				(16)			(16)
Common stock issued under employee plans and related tax benefits		121,149	4,066			(127)	3,939
Stock issued in acquisition(4)	271	1,186,728	46,480				46,751
Common stock repurchased		(147,859)	(6,375)	89			(6,286)
Conversion of preferred stock	(54)	4,240	54
Other			(18)	43	(31)		(6)	(31)

Balance, December 31, 2004 (Restated)	271	4,046,546	44,236	58,773	(2,764)	(281)	100,235	13,617

Net income				16,465			16,465	16,465
Net unrealized losses on available-for-sale debt and marketable equity securities					(2,781)		(2,781)	(2,781)
Net unrealized gains on foreign currency translation adjustments					32		32	32
Net losses on derivatives					(2,059)		(2,059)	(2,059)
Cash dividends paid:
Common				(7,665)			(7,665)
Preferred				(18)			(18)
Common stock issued under employee plans and related tax benefits		79,579	3,222			(145)	3,077
Common stock repurchased		(126,437)	(5,765)				(5,765)
Other				(3)	16	(1)	12	16

Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533	$11,673

(1)	At December 31, 2005, 2004 and 2003, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $(2,978) million, $(197) million and $(70) million, respectively; Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $(122) million, $(155) million and $(168) million, respectively; Net Gains (Losses) on Derivatives of $(4,338) million, $(2,279) million and $(2,094) million, respectively; and Other of $(118) million, $(133) million and $(102) million, respectively.
(2)	For additional information on Accumulated OCI, see Note 14 of the Consolidated Financial Statements.
(3)	For additional information on the restatement adjustments, see Note 1 of the Consolidated Financial Statements.
(4)	Includes adjustment for the fair value of outstanding FleetBoston Financial Corporation (FleetBoston) stock options of $862 million.

See accompanying Notes to Consolidated Financial Statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2005	2004 (Restated)	2003 (Restated)
Operating activities
Net income	$16,465	$13,947	$10,762
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,014	2,769	2,839
Gains on sales of debt securities	(1,084)	(1,724)	(941)
Depreciation and premises improvements amortization	959	972	890
Amortization of intangibles	809	664	217
Deferred income tax expense (benefit)	1,695	(519)	(295)
Net increase in trading and derivative instruments	(18,911)	(13,944)	(13,639)
Net (increase) decrease in other assets	(104)	(11,928)	10,647
Net increase (decrease) in accrued expenses and other liabilities	(8,205)	4,594	12,067
Other operating activities, net	(7,861)	1,647	439

Net cash provided by (used in) operating activities	(12,223)	(3,522)	22,986

Investing activities
Net increase in time deposits placed and other short-term investments	(439)	(1,147)	(1,238)
Net increase in federal funds sold and securities purchased under agreements to resell	(58,425)	(3,880)	(31,614)
Proceeds from sales of available-for-sale securities	134,490	117,672	171,711
Proceeds from maturities of available-for-sale securities	39,519	26,973	26,953
Purchases of available-for-sale securities	(204,476)	(243,573)	(195,852)
Proceeds from maturities of held-to-maturity securities	283	153	779
Proceeds from sales of loans and leases	14,458	4,416	32,672
Other changes in loans and leases, net	(71,078)	(32,350)	(74,037)
Additions to mortgage servicing rights, net	(736)	(1,075)	(1,690)
Net purchases of premises and equipment	(1,228)	(863)	(209)
Proceeds from sales of foreclosed properties	132	198	247
Investment in China Construction Bank	(3,000)	—	—
Investment in Grupo Financiero Santander Serfin	—	—	(1,600)
Net cash (paid for) acquired in business acquisitions	(49)	4,936	(141)
Other investing activities, net	104	986	898

Net cash used in investing activities	(150,445)	(127,554)	(73,121)

Financing activities
Net increase in deposits	16,100	64,423	27,655
Net increase in federal funds purchased and securities sold under agreements to repurchase	120,914	35,752	12,967
Net increase in commercial paper and other short-term borrowings	37,671	37,437	13,917
Proceeds from issuance of long-term debt	21,958	21,289	16,963
Retirement of long-term debt	(15,107)	(16,904)	(9,282)
Proceeds from issuance of common stock	2,846	3,712	3,970
Common stock repurchased	(5,765)	(6,286)	(9,766)
Cash dividends paid	(7,683)	(6,468)	(4,281)
Other financing activities, net	(117)	(91)	(72)

Net cash provided by financing activities	170,817	132,864	52,071

Effect of exchange rate changes on cash and cash equivalents	(86)	64	175

Net increase in cash and cash equivalents	8,063	1,852	2,111
Cash and cash equivalents at January 1	28,936	27,084	24,973

Cash and cash equivalents at December 31	$36,999	$28,936	$27,084

Supplemental cash flow disclosures
Cash paid for interest	$26,239	$13,765	$10,214
Cash paid for income taxes	7,049	6,088	3,870

Assets and liabilities of a certain multi-seller asset-backed commercial paper conduit that was consolidated amounted to $4,350 million in 2003.

Net transfers of Loans and Leases to loans held-for-sale (included in Other Assets) from the loan portfolio for Asset and Liability Management purposes amounted to $73 million in 2005.

Net transfers of Loans and Leases from loans held-for-sale to the loan portfolio for Asset and Liability Management purposes amounted to $1,106 million and $9,683 million in 2004 and 2003.

In 2004, the fair values of noncash assets acquired and liabilities assumed in the merger with FleetBoston were $224,492 million and $182,862 million.

In 2004, approximately 1.2 billion shares of common stock, valued at approximately $45,622 million, were issued in connection with the merger with FleetBoston.

See accompanying Notes to Consolidated Financial Statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At December 31, 2005, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA). On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. This merger had no impact on the Consolidated Financial Statements of the Corporation. On June 30, 2005, the Corporation announced a definitive agreement to acquire all outstanding shares of MBNA Corporation (MBNA) (the MBNA Merger). The transaction was effective January 1, 2006. On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston Financial Corporation (FleetBoston) (the FleetBoston Merger).

Note 1—Summary of Significant Accounting Principles

Restatement

The Corporation is restating its historical financial statements for the years 2004 and 2003, for the quarters in 2005 and 2004, and other selected financial data for the years 2002 and 2001. These restatements and resulting revisions relate to the accounting treatment for certain derivative transactions under the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133).

As a result of an internal review completed in the first quarter of 2006 of the hedge accounting treatment of certain derivatives, the Corporation concluded that certain hedging relationships did not adhere to the requirements of SFAS 133. The derivatives involved were used as hedges principally against changes in interest rates and foreign currency rates in the Asset and Liability Management (ALM) process.

A number of the transactions included in the restatement did not meet the strict requirements of the “shortcut” method of accounting under SFAS 133. Although these hedging relationships would have qualified for hedge accounting if the “long haul” method had been applied, SFAS 133 does not permit the use of the “long haul” method retroactively. Consequently, the restatement assumes hedge accounting was not applied to these derivatives and the related hedged item during the periods under review. A majority of these transactions related to internal interest rate swaps whereby the Corporation used its centralized trading desk to execute these trades to achieve operational effectiveness and cost efficiency. These interest rate swap trades were executed internally between the Corporation’s treasury operations and the centralized trading desk. It has been the Corporation’s long standing policy to lay these internal swaps off to an external party within a three-day period. In almost all cases, cash was exchanged (either paid or received) with the external counterparty to compensate for market rate movements between the time that the internal swap and the matching trade with the external counterparty were executed. Although the overall external trade, including the cash exchanged, was transacted at a fair market value of zero, the cash exchanged offset the fair market value of the external swap which was other than zero. Swaps with a fair market value other than zero at the inception of the hedge cannot qualify for hedge accounting under the shortcut method. Accordingly, the shortcut method was incorrectly applied for such derivative instruments.

The Corporation also entered into certain cash flow hedges which utilized the centralized trading desk to lay off the internal trades with an external party. The key attributes, including interest rates and maturity dates, of the internal and external trades were not properly matched. The Corporation performed the effectiveness assessment and measure of ineffectiveness on the internal trades instead of the external trades. As a result, such tests were not performed in accordance with the requirements of SFAS 133. Accordingly, hedge accounting was incorrectly applied for such derivative instruments.

The Corporation used various derivatives in other hedging relationships to hedge changes in fair value or cash flows attributable to either interest or foreign currency rates. Although these transactions were documented as hedging relationships at inception of the hedge, the upfront and ongoing effectiveness testing was either not performed, documented or assessed in accordance with SFAS 133. In addition, for one cash flow hedge transaction relating to the anticipated purchase of securities, which impacted the third quarter of 2004 by $399 million, the timing of an amount reclassified from Accumulated OCI to earnings upon the subsequent sale of such securities was adjusted. Adjustments to correct the accounting for those hedging relationships are included in the restated results. We do not believe that these adjustments are material individually or in the aggregate to our financial results for any reported period.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the effects of the adjustments on Net Income for the years 2004 and 2003. Since we could not apply hedge accounting for those transactions, the derivative transactions have been marked to market through the Consolidated Statement of Income with no related offset for hedge accounting.

Increase (Decrease) in Net Income (1)

	Year Ended December 31
(Dollars in millions)	2004	2003
As Previously Reported net income	$14,143	$10,810

Internal fair value hedges	(190)	(144)
Internal cash flow hedges	(281)	104
Other, net	275	(9)

Total adjustment	(196)	(49)

Restated net income	$13,947	$10,762
Percent change	(1.4)%	(0.5)%

(1)	For presentation purposes, certain numbers have been rounded.

The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Statement of Income for the years 2004 and 2003, Consolidated Balance Sheet as of December 31, 2004, Consolidated Statement of Changes in Shareholders’ Equity for the years 2004 and 2003, and Consolidated Statement of Cash Flows for the years 2004 and 2003.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Year Ended December 31
	2004		2003
(Dollars in millions, except per share information)	As Previously Reported	Restated	As Previously Reported	Restated
Interest and fees on loans and leases	$28,213	$28,051	$21,668	$21,381
Interest and dividends on securities	7,262	7,256	3,068	3,071
Federal funds sold and securities purchased under agreements to resell	2,043	1,940	1,373	1,266
Total interest income	43,224	42,953	31,563	31,172
Deposits	6,275	5,921	4,908	4,562
Short-term borrowings	4,434	4,072	1,871	1,871
Long-term debt	2,404	3,683	2,034	2,948
Total interest expense	14,430	14,993	10,099	10,667
Net interest income	28,794	27,960	21,464	20,505

Trading account profits	869	869	409	408
Other income	858	1,778	1,127	2,007
Total noninterest income	20,085	21,005	16,450	17,329
Total revenue	48,879	48,965	37,914	37,834
Gains on sales of debt securities	2,123	1,724	941	941

Income before income taxes	21,221	20,908	15,861	15,781
Income tax expense	7,078	6,961	5,051	5,019
Net income	$14,143	$13,947	$10,810	$10,762
Net income available to common shareholders	$14,127	$13,931	$10,806	$10,758

Per common share information
Earnings	$3.76	$3.71	$3.63	$3.62
Diluted earnings	$3.69	$3.64	$3.57	$3.55

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31, 2004
(Dollars in millions)	As Previously Reported	Restated
Loans and leases, net of allowance for loan and lease losses	$513,211	$513,187
Total assets	1,110,457	1,110,432

Accrued expenses and other liabilities	41,243	41,590
Long-term debt	98,078	97,116
Total liabilities	1,010,812	1,010,197

Retained earnings	58,006	58,773
Accumulated other comprehensive income (loss)	(2,587)	(2,764)
Total shareholders’ equity	99,645	100,235
Total liabilities and shareholders’ equity	$1,110,457	$1,110,432

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Retained Earnings(1)		Accumulated Other Comprehensive Income (Loss)		Other		Total Shareholders’ Equity		Comprehensive Income
(Dollars in millions)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Balance, December 31, 2002	$48,517	$49,528	$1,232	$1,101	$16	$16	$50,319	$51,199	$—	$—
Net income	10,810	10,762					10,810	10,762	10,810	10,762
Net gains (losses) on derivatives			(2,803)	(2,959)			(2,803)	(2,959)	(2,803)	(2,959)
Balance, December 31, 2003	50,198	51,162	(2,148)	(2,434)	(153)	(154)	47,980	48,657	7,430	7,227
Net income	14,143	13,947					14,143	13,947	14,143	13,947
Net gains (losses) on derivatives			(294)	(185)			(294)	(185)	(294)	(185)
Balance, December 31, 2004	$58,006	$58,773	$(2,587)	$(2,764)	$(281)	$(281)	$99,645	$100,235	$13,704	$13,617

(1)	The cumulative effect of the restatement adjustments on Retained Earnings as of December 31, 2002 was approximately $1.0 billion.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended December 31
	2004		2003
(Dollars in millions)	As Previously Reported	Restated	As Previously Reported	Restated
Operating activities
Net income	$14,143	$13,947	$10,810	$10,762
Gains on sales of debt securities	(2,123)	(1,724)	(941)	(941)
Deferred income tax benefit	(402)	(519)	(263)	(295)
Net increase in trading and derivative instruments	(13,180)	(13,944)	(13,153)	(13,639)
Other operating activities, net	564	1,647	38	439
Net cash provided by (used in) operating activities	(3,927)	(3,522)	23,151	22,986

Investing activities
Proceeds from sales of available-for-sale securities	$107,107	$117,672	$171,711	$171,711
Purchases of available-for-sale securities	(232,609)	(243,573)	(195,852)	(195,852)
Other changes in loans and leases, net	(32,344)	(32,350)	(74,202)	(74,037)
Net cash used in investing activities	(127,149)	(127,554)	(73,286)	(73,121)

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition. Certain prior period amounts have been reclassified to conform to current period presentation. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies in which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in Other Assets and the Corporation’s proportionate share of income or loss is included in Other Income and Accumulated Other Comprehensive Income (OCI), where applicable.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Recently Issued or Proposed Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement on the Corporation’s results of operations and financial condition.

On August 11, 2005, the FASB issued two exposure drafts which would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (SFAS 140). The exposure draft, “Accounting for Transfers of Financial Assets,” would revise and clarify the criteria for derecognition of transferred financial assets. It would also place restrictions on the ability of a qualifying special purpose entity to roll over beneficial interests such as short-term commercial paper. The provisions of this exposure draft are expected to be effective at various dates beginning in 2006. Management is currently evaluating the effect of the provisions of the exposure draft on the Corporation’s results of operations and financial condition. The second exposure draft, “Accounting for Servicing of Financial Assets,” would permit, but not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with changes in fair value recorded in income. The exposure draft is expected to be issued during the first quarter of 2006, to be effective as of January 1, 2006. The Corporation expects to utilize the fair value approach for MSRs upon adoption of this standard. The final statement is not expected to have a material impact on the Corporation’s results of operations or financial condition.

On July 14, 2005, the FASB issued an exposure draft, FASB Staff Position (FSP) No. FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-a). The FASB has met recently to discuss modifications to and finalization of FSP 13-a due, in part, to comment letters received in response to the exposure draft. It is anticipated that FSP 13-a will be effective January 1, 2007 and that the impact of adoption should be reflected as a change in the opening balance of retained earnings in the period of adoption. FSP 13-a’s principal provision is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. This provision is expected to be retained in the final version, which the FASB expects to complete during the first quarter of 2006.

Management is considering the potential impact of the Internal Revenue Service’s (IRS) stated position on certain leveraged leases and the impact of such position on the Corporation and its predecessors’ federal income tax returns. Depending on the final provisions of FSP 13-a and the final resolution with the IRS, adoption of FSP 13-a may have a material impact on the Corporation’s current accounting treatment for leveraged leases. Adoption of the FSP would result in both an adjustment to Goodwill for leveraged leases acquired as part of the FleetBoston Merger and a change in the opening balance of retained earnings in the period of adoption.

On July 14, 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” The exposure draft, as modified by recent FASB deliberations, requires recognition of a tax benefit to the extent of management’s best estimate of the impact of a tax position, provided it is more likely than not that the tax position would be sustained based on its technical merits. The exposure draft is expected to be effective

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

January 1, 2007. Management is currently evaluating the effect of the exposure draft, which is required to be reflected as a change in the opening balance of retained earnings in the period of adoption.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-based Payment” (SFAS 123R) which eliminates the ability to account for share-based compensation transactions, including grants of employee stock options, using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as currently required. The Corporation adopted the fair value-based method of accounting for stock-based employee compensation prospectively as of January 1, 2003. The Corporation adopted SFAS 123R effective January 1, 2006 under the modified-prospective application. Upon adoption of SFAS 123R and as a result of a recent Securities and Exchange Commission (SEC) Staff (the Staff) interpretation, the Corporation changed its approach for recognizing stock compensation cost for employees who meet certain age and service criteria and thus, are retirement eligible as described in the plan. For any new awards granted, the Corporation will recognize stock compensation cost immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. Prior to adoption of SFAS 123R, awards granted to retirement eligible employees were expensed over the stated vesting period. Accordingly, the Corporation expects that earnings per common share will be reduced by approximately $0.05 in the first quarter due to the acceleration of stock-based compensation expense. The incremental impact of the change is approximately $0.04 for the full year when compared to expensing over the stated vesting period.

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

In accordance with SFAS 148, the Corporation provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during 2005, 2004 and 2003. The following table presents the effect on Net Income and Earnings per Common Share had the fair value-based method been applied to all outstanding and unvested awards for 2005, 2004 and 2003.

	Year Ended December 31
(Dollars in millions, except per share data)	2005	2004 (Restated)	2003 (Restated)
Net income (as reported)	$16,465	$13,947	$10,762
Stock-based employee compensation expense recognized during the year, net of related tax effects	203	161	78
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects(1)	(203)	(198)	(225)

Pro forma net income	$16,465	$13,910	$10,615

As reported
Earnings per common share	$4.10	$3.71	$3.62
Diluted earnings per common share	4.04	3.64	3.55
Pro forma
Earnings per common share	4.10	3.70	3.57
Diluted earnings per common share	4.04	3.63	3.50

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense (net of taxes), included in Net Income for 2005, 2004 and 2003 was $308 million, $187 million and $179 million.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In determining the pro forma disclosures in the previous table, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumptions appropriate to each plan. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted average grant date fair values of the options granted during 2005, 2004 and 2003 were based on the assumptions below. See Note 17 of the Consolidated Financial Statements for further discussion.

	Shareholder Approved Plans
	2005	2004	2003
Risk-free Interest Rate	3.94%	3.36%	3.82%
Dividend Yield	4.60%	4.56%	4.40%
Volatility	20.53%	22.12%	26.57%
Expected Lives (Years)	6	5	7

Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS 123 in 2005, 2004 and 2003 may not be indicative of future amounts.

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

Collateral

The Corporation has accepted collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2005, the fair value of this collateral was approximately $179.1 billion of which $112.5 billion was sold or repledged. At December 31, 2004, the fair value of this collateral was approximately $152.5 billion of which $117.5 billion was sold or repledged. The primary source of this collateral is reverse repurchase agreements. The Corporation pledges securities as collateral in transactions that consist of repurchase agreements, public and trust deposits, Treasury tax and loan notes, and other short-term borrowings. This collateral can be sold or repledged by the counterparties to the transactions.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics.

The Corporation recognizes gains and losses at inception of a contract only if the fair value of the contract is evidenced by a quoted market price in an active market, an observable price or other market transaction, or other observable data supporting a valuation model in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. For those gains and losses not evidenced by the above mentioned market data, the transaction price is used as the fair value of the contract. Any difference between the transaction price and the model fair value is considered an unrecognized gain or loss at inception of the contract. These unrecognized gains and losses are recorded in income using the straight line method of amortization over the contractual life of the derivative contract. Earlier recognition of the full unrecognized gain or loss is permitted if the trade is terminated early, subsequent market activity is observed which supports the model fair value of the contract, or significant inputs used in the valuation model become observable in the market.

The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. Non-hedging derivatives held for trading purposes are included in Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits. Other non-hedging derivatives that are considered economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in Derivative Assets or Derivative Liabilities with changes in fair value recorded in Trading Account Profits, Mortgage Banking Income or Other Income on the Consolidated Statement of Income. Credit derivatives used by the Corporation do not qualify for hedge accounting under SFAS 133 despite being effective economic hedges with changes in the fair value of these derivatives included in Trading Account Profits. Changes in the fair value of derivatives that serve as economic hedges of MSRs are recorded in Mortgage Banking Income, after June 1, 2004. Changes in the fair value of derivatives that serve as ALM economic hedges, which do not qualify or were not designated as accounting hedges, are recorded in Other Income.

For SFAS 133 hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Corporation uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged items. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value in earnings after termination of the hedge relationship.

The Corporation uses its derivatives designated as hedging for accounting purposes as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Corporation manages interest rate and foreign currency exchange rate sensitivity predominantly through the use of derivatives. Fair value hedges are used to limit the Corporation’s exposure to total changes in the fair value of its fixed interest-earning assets or interest-bearing liabilities that are due to interest rate or foreign exchange volatility. Cash flow hedges are used to minimize the variability in cash flows of interest-earning assets or interest-bearing liabilities or forecasted transactions caused by interest rate or foreign exchange fluctuation. The maximum length of time over which forecasted transactions are hedged is 29 years, with a substantial portion of the hedged transactions being less than 10 years. Changes in the fair value of derivatives designated for hedging activities that are highly effective as hedges are recorded in earnings or Accumulated OCI, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement caption that is used to record hedge effectiveness. SFAS 133 retains certain concepts under SFAS No. 52, “Foreign Currency Translation,” (SFAS 52) for foreign currency exchange hedging. Consistent with SFAS 52, the Corporation records changes in the fair value of derivatives used as hedges of the net investment in foreign operations as a component of Accumulated OCI, to the extent effective.

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

If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments of the carrying amount of the hedged asset or liability are subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

bearing liabilities, such adjustments are amortized to earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts in Accumulated OCI are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Interest Rate Lock Commitments

The Corporation enters into interest rate lock commitments (IRLCs) in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). As such, these IRLCs are recognized at fair value with changes in fair value recorded in Mortgage Banking Income.

Consistent with SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” the Corporation does not record any unrealized gain or loss at the inception of the loan commitment, which is the time the commitment is issued to the borrower. The initial value of the loan commitment derivative is based on the consideration exchanged, if any, for entering into the commitment. In estimating the subsequent fair value of an IRLC, the Corporation assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. This probability is commonly referred to as the pull through assumption. The fair value of the commitments is derived from the fair value of related mortgage loans, which is based on a highly liquid, readily observable market. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time. Changes from the expected future cash flows related to the customer relationship or loan servicing are excluded from the valuation of the IRLCs.

Outstanding IRLCs expose the Corporation to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. To protect against this risk, the Corporation utilizes forward loan sales commitments and other derivative instruments, including options, to economically hedge the risk of potential changes in the value of the loans that would result from the commitments. The Corporation expects that the changes in the fair value of these derivative instruments will offset changes in the fair value of the IRLCs.

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

Marketable equity securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Marketable equity securities that are bought and held principally for the purpose of resale in the near term are classified as trading instruments and are stated at fair value with unrealized gains and losses included in Trading Account Profits. Other marketable equity securities are classified as AFS and either recorded as AFS Securities, if they are a component of the ALM portfolio, or otherwise recorded as Other Assets. All AFS marketable equity securities are carried at fair value with net unrealized gains and losses included in Accumulated OCI on an after-tax basis. Dividend income on AFS marketable equity securities is included in Interest Income. Dividend income on marketable equity securities recorded in Other Assets is included in Noninterest Income. Realized gains and losses on the sale of all AFS marketable equity securities, which are recorded in Equity Investment Gains, are determined using the weighted average method.

Investments in equity securities without readily determinable market values are recorded in Other Assets, are generally accounted for using the cost method and are subject to impairment testing as applicable.

Equity investments held by Principal Investing, a diversified equity investor in companies at all stages of their life cycle from startup to buyout, are reported at fair value. Equity investments for which there are active market quotes are

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

carried at estimated fair value based on market prices and recorded as Other Assets. Nonpublic and other equity investments for which representative market quotes are not readily available are initially valued at cost. Subsequently, these investments are reviewed semi-annually or on a quarterly basis, where appropriate, and adjusted to reflect changes in value as a result of initial public offerings, market liquidity, the investees’ financial results, sales restrictions, or other than temporary declines in value. Gains and losses on equity investments, both unrealized and realized, are recorded in Equity Investment Gains.

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

Allowance for Credit Losses

The allowance for credit losses which includes the Allowance for Loan and Lease Losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The Allowance for Loan and Lease Losses represents the estimated probable credit losses in funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses in these off-balance sheet credit instruments based on utilization assumptions. Credit exposures, excluding Derivative Assets and Trading Account Assets, deemed to be uncollectible are charged against these accounts. Cash recovered on previously charged off amounts are credited to these accounts.

The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectibility of those portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic conditions and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. The remaining commercial portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information (including individual valuations on nonperforming loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114)) result in the estimation of the allowance for credit losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

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

Two components of the Allowance for Loan and Lease Losses are allocated to cover the estimated probable losses in each loan and lease category based on the results of the Corporation’s detailed review process described above. The first component covers those commercial loans that are either nonperforming or impaired. The second component covers

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

consumer loans and leases, and performing commercial loans and leases. Included within this second component of the Allowance for Loan and Lease Losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty and large single name defaults or event risk. Management evaluates the adequacy of the Allowance for Loan and Lease Losses based on the combined total of these two components.

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

The allowance for credit losses related to the loan and lease portfolio, and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheet in the Allowance for Loan and Lease Losses, and Accrued Expenses and Other Liabilities. Provision for Credit Losses related to the loans and leases portfolio and unfunded lending commitments are reported in the Consolidated Statement of Income in the Provision for Credit Losses.

Nonperforming Loans and Leases

Credit card loans are charged off at 180 days past due or 60 days from notification of bankruptcy filing and are not classified as nonperforming. Unsecured consumer loans and deficiencies in non-real estate secured loans are charged off at 120 days past due and not classified as nonperforming. Real estate secured consumer loans are placed on nonaccrual status and classified as nonperforming at 90 days past due. The amount deemed uncollectible on real estate secured loans is charged off at 180 days past due. Consumer loans are generally returned to performing status when principal or interest is less than 90 days past due.

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

Loans Held-for-Sale

Loans held-for-sale include residential mortgage, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, and are carried at the lower of aggregate cost or market value. Loans held-for-sale are included in Other Assets.

Premises and Equipment

Premises and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. Estimated lives range up to 40 years for buildings, up to 12 years for furniture and equipment, and the shorter of lease term or estimated useful life for leasehold improvements.

Mortgage Servicing Rights

Pursuant to agreements between the Corporation and its counterparties, $2.2 billion of Excess Spread Certificates (the Certificates) were converted into MSRs on June 1, 2004. Prior to the conversion of the Certificates into MSRs, the Certificates were accounted for on a mark-to-market basis (i.e. fair value) and changes in the value were recognized as Trading Account Profits. On the date of the conversion, the Corporation recorded these MSRs at the Certificates’ fair market value, and that value became their new cost basis. Subsequent to the conversion, the Corporation accounts for

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the MSRs at the lower of cost or market with impairment recognized as a reduction of Mortgage Banking Income. Except for Note 9 of the Consolidated Financial Statements, what are now referred to as MSRs include the Certificates for periods prior to the conversion.

During 2004, the Corporation discussed with the Staff the accounting treatment for the Certificates and MSRs. As a result of this discussion, the conclusion was reached that the Certificates lacked sufficient separation from the MSRs to be accounted for as described above (i.e. fair value). Accordingly, the Corporation should have continued to account for the Certificates as MSRs (i.e. lower of cost or market). The effect on our previously filed Consolidated Financial Statements of following lower of cost or market accounting for the Certificates compared to fair value accounting (i.e. the prior accounting) was adjusted and was not material.

When applying SFAS 133 hedge accounting for derivative financial instruments that have been designated to hedge MSRs, loans underlying the MSRs being hedged are stratified into pools that possess similar interest rate and prepayment risk exposures. The Corporation has designated the hedged risk as the change in the overall fair value of these stratified pools within a daily hedge period. The Corporation performs both prospective and retrospective hedge effectiveness evaluations, using regression analyses. A prospective test is performed to determine whether the hedge is expected to be highly effective at the inception of the hedge. A retrospective test is performed at the end of the daily hedge period to determine whether the hedge was actually effective.

Other derivatives are used as economic hedges of the MSRs, but are not designated as hedges under SFAS 133. These derivatives are marked to market and recognized through Mortgage Banking Income. Securities are also used as economic hedges of MSRs, but do not qualify as hedges under SFAS 133 and, therefore, are accounted for as AFS Securities with realized gains recorded in Gains on Sales of Debt Securities and unrealized gains or losses recorded in Accumulated OCI in Shareholders’ Equity.

Goodwill and Other Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s Goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142)) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value. In 2005, 2004 and 2003, Goodwill was tested for impairment and no impairment charges were recorded.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At December 31, 2005, intangible assets included on the Consolidated Balance Sheet consist of core deposit intangibles, purchased credit card relationship intangibles and other customer-related intangibles that are amortized on an accelerated or straight-line basis using an estimated range of anticipated lives of 6 to 10 years.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Securitizations

The Corporation securitizes, sells and services interests in residential mortgage loans, and from time to time, consumer finance, commercial and credit card loans. The accounting for these activities are governed by SFAS 140. The securitization vehicles are Qualified Special Purpose Entities (QSPEs) which, in accordance with SFAS 140, are legally isolated, bankruptcy remote and beyond the control of the seller. QSPEs are not included in the consolidated financial statements of the seller. When the Corporation securitizes assets, it may retain interest-only strips, one or more subordinated tranches and, in some cases, a cash reserve account which are generally considered residual interests in the securitized assets. The Corporation may also retain senior tranches in these securitizations. Gains and losses upon sale of the assets depend, in part, on the Corporation’s allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and interests retained.

Quoted market prices are used to obtain fair values of senior retained interests. Generally, quoted market prices for retained residual interests are not available; therefore, the Corporation estimates fair values based upon the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward yield curves, discount rates and other factors that impact the value of retained interests. See Note 9 of the Consolidated Financial Statements for further discussion.

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

The Corporation determines whether these entities should be consolidated by evaluating the degree to which it maintains control over the financing entity and will receive the risks and rewards of the assets in the financing entity. In making this determination, the Corporation considers whether the entity is a QSPE, which is generally not required to be consolidated by the seller or investors in the entity. For non-QSPE structures or VIEs, the Corporation assesses whether it is the primary beneficiary of the entity. In accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), the primary beneficiary is the party that consolidates a VIE based on its assessment that it will absorb a majority of the expected losses or expected residual returns of the entity, or both. For additional information on other special purpose financing entities, see Note 9 of the Consolidated Financial Statements.

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

Other Comprehensive Income

The Corporation records unrealized gains and losses on AFS Securities, foreign currency translation adjustments, related hedges of net investments in foreign operations and gains and losses on cash flow hedges in Accumulated OCI. Gains and losses on AFS Securities are reclassified to Net Income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to Net Income at the time of the charge. Translation gains or losses on foreign currency translation adjustments are reclassified to Net Income upon the sale or liquidation of investments in foreign operations. Gains or losses on derivatives accounted for as hedges are reclassified to Net Income when the hedged transaction affects earnings.

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

Foreign Currency Translation

Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting unrealized gains or losses are reported as a component of Accumulated OCI on an after-tax basis. When the foreign entity is not a free-standing operation or is in a hyperinflationary economy, the functional currency used to measure the financial statements of a foreign entity is the U.S. dollar. In these instances, the resulting realized gains or losses are included in Net Income.

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

Note 2—FleetBoston Merger and Restructuring Activity

Pursuant to the Agreement and Plan of Merger, dated October 27, 2003, by and between the Corporation and FleetBoston (the FleetBoston Merger Agreement), the Corporation acquired 100 percent of the outstanding stock of FleetBoston on April 1, 2004, in a tax-free merger to the Corporation, in order to expand the Corporation’s presence in the Northeast. FleetBoston’s results of operations were included in the Corporation’s results beginning April 1, 2004.

As provided by the FleetBoston Merger Agreement, approximately 1.069 billion shares of FleetBoston common stock were exchanged for approximately 1.187 billion shares of the Corporation’s common stock. At the date of the FleetBoston Merger, this represented approximately 29 percent of the Corporation’s outstanding common stock. FleetBoston shareholders also received cash of $4 million in lieu of any fractional shares of the Corporation’s common stock that

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

would have otherwise been issued on April 1, 2004. Holders of FleetBoston preferred stock received 1.1 million shares of the Corporation’s preferred stock. The Corporation’s preferred stock that was exchanged was valued using the book value of FleetBoston preferred stock. The depositary shares underlying the FleetBoston preferred stock, each representing a one-fifth interest in the FleetBoston preferred stock prior to the FleetBoston Merger, represent a one-fifth interest in a share of the Corporation’s preferred stock. The purchase price was adjusted to reflect the effect of the 15.7 million shares of FleetBoston common stock that the Corporation already owned.

The FleetBoston Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). Accordingly, the final purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the FleetBoston Merger date as summarized below.

(In millions except per share amounts)
Purchase price
FleetBoston common stock exchanged (in thousands)	1,068,635
Exchange ratio	1.1106

Total shares of the Corporation’s common stock exchanged (in thousands)	1,186,826
Purchase price per share of the Corporation’s common stock(1)	$38.44

Total value of the Corporation’s common stock exchanged		$45,622
FleetBoston preferred stock converted to the Corporation’s preferred stock		271
Fair value of outstanding stock options, direct acquisition costs and the effect of FleetBoston shares already owned by the Corporation		1,360

Total purchase price		$47,253

Allocation of the purchase price
FleetBoston stockholders’ equity		$19,329
FleetBoston goodwill and other intangible assets		(4,709)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Securities		(84)
Loans and leases		(776)
Premises and equipment		(766)
Identified intangibles		3,243
Other assets and deferred income tax		312
Deposits		(313)
Other liabilities		(313)
Exit and termination liabilities		(641)
Long-term debt		(1,182)

Fair value of net assets acquired		14,100

Goodwill resulting from the FleetBoston Merger		$33,153

(1)	The value of the shares of common stock exchanged with FleetBoston shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, October 27, 2003, the date of the FleetBoston Merger Agreement.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the Corporation's results of operations had the FleetBoston Merger taken place at the beginning of each year.

	2004	2003
(Dollars in millions, except per common share information)	(Restated)	(Restated)
Net interest income	$29,747	$27,249
Noninterest income	22,523	22,756
Provision for credit losses	2,769	3,864
Gains on sales of debt securities	1,773	1,069
Merger and restructuring charges	618	—
Other noninterest expense	28,507	27,319
Income before income taxes	22,149	19,891
Net income	14,707	13,250

Per common share information
Earnings	$3.62	$3.20

Diluted earnings	$3.56	$3.15

Average common shares issued and outstanding (in thousands)	4,054,322	4,138,139

Average diluted common shares issued and outstanding (in thousands)	4,124,671	4,201,053

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(Dollars in millions)	2005	2004
Severance and employee-related charges:
Merger-related	$38	$138
Infrastructure initiative	1	102
Systems integrations and related charges	218	249
Other	155	129

Total merger and restructuring charges	$412	$618

Exit Costs and Restructuring Reserves

As of December 31, 2004, there were $382 million of exit costs reserves remaining, which included $291 million for severance, relocation and other employee-related costs, $87 million for contract terminations, and $4 million for other charges. During 2005, $17 million of reductions to the exit costs reserves were recorded as a result of revised estimates. Cash payments of $306 million were charged against this liability in 2005, including $239 million of severance, relocation and other employee-related costs, and $67 million of contract terminations reducing the balance in the liability to $59 million at December 31, 2005.

As of December 31, 2004, there were $166 million of restructuring reserves remaining related to severance and other employee-related charges. Restructuring reserves in 2005 included an additional charge for the legacy Bank of America associate severance and other employee-related charges of $58 million. These charges included $20 million as a result of revised estimates to complete relocations to the Northeast. During 2005, cash payments of $151 million for severance and other employee-related costs have been charged against this liability reducing the balance to $73 million as of December 31, 2005.

Payments under these exit costs and restructuring reserves are expected to be substantially completed in 2006.

Exit Costs and Restructuring Reserves

	Exit Costs Reserves(1)		Restructuring Reserves(2)
(Dollars in millions)	2005	2004	2005	2004
Balance, January 1	$382	$—	$166	$—
FleetBoston exit costs	(17)	658	—	—
Restructuring charges	—	—	57	138
Infrastructure initiative	—	—	1	102
Cash payments	(306)	(276)	(151)	(74)

Balance, December 31	$59	$382	$73	$166

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.
(2)	Restructuring reserves were established by a charge to income.

Note 3—MBNA Merger

Pursuant to the Agreement and Plan of Merger, dated June 30, 2005, by and between the Corporation and MBNA (the MBNA Merger Agreement), the Corporation acquired 100 percent of the outstanding stock of MBNA on January 1, 2006. The MBNA Merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the company by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations. MBNA’s results of operations will be included in the Corporation’s results beginning January 1, 2006.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Under the terms of the MBNA Merger Agreement, MBNA stockholders received 0.5009 of a share of the Corporation’s common stock plus $4.125 for each MBNA share of common stock. As provided by the MBNA Merger Agreement, approximately 1,260 million shares of MBNA common stock were exchanged for approximately 631 million shares of the Corporation’s common stock. At the date of the MBNA Merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. On November 3, 2005, MBNA redeemed all shares of its 7 1/2% Series A Cumulative Preferred Stock and Series B Adjustable Rate Cumulative Preferred Stock, in accordance with the terms of the MBNA Merger Agreement.

The MBNA Merger will be accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA Merger date as summarized below. This allocation is based on management’s current estimation and could change as the fair value calculations are finalized and more information becomes available.

(Unaudited)
(In millions, except per share amounts)
Purchase price
Purchase price per share of the Corporation’s common stock(1)	$45.856
Exchange ratio	0.5009

Purchase price per share of the Corporation’s common stock exchanged	$22.969
Cash portion of the MBNA Merger consideration	4.125

Implied value of one share of MBNA common stock	27.094
MBNA common stock exchanged	1,260

Total value of the Corporation’s common stock and cash exchanged		$34,139
Fair value of outstanding stock options and direct acquisition costs		440

Total purchase price		$34,579

Allocation of the purchase price
MBNA stockholders’ equity		$13,410
MBNA goodwill and other intangible assets		(3,564)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases		(270)
Premises and equipment		(588)
Identified intangibles(2)		8,080
Other assets		(824)
Deposits		(100)
Exit and termination liabilities		(1,185)
Other liabilities and deferred income taxes		(706)
Long-term debt		(404)

Estimated fair value of net assets acquired		13,849

Estimated goodwill resulting from the MBNA Merger(3)		$20,730

(1)	The value of the shares of common stock exchanged with MBNA shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, June 30, 2005, the date of the MBNA Merger Agreement.
(2)	Includes core deposit intangibles of $204 million, purchased credit card receivables of $5,468 million, affinity relationships of $2,018 million and other intangibles of $390 million. The amortization life for core deposit intangibles is 10 years and purchased credit card receivables and affinity relationships are 15 years.
(3)	No Goodwill is expected to be deductible for tax purposes. Goodwill will be allocated to Global Consumer and Small Business Banking.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 4—Trading Account Assets and Liabilities

The Corporation engages in a variety of trading-related activities that are either for clients or its own account.

The following table presents the fair values of the components of Trading Account Assets and Liabilities at December 31, 2005 and 2004.

	December 31
(Dollars in millions)	2005	2004
Trading account assets
Corporate securities, trading loans and other	$46,554	$35,227
U.S. government and agency securities(1)	31,091	20,462
Equity securities	31,029	19,504
Mortgage trading loans and asset-backed securities	12,290	9,625
Foreign sovereign debt	10,743	8,769

Total	$131,707	$93,587

Trading account liabilities
U.S. government and agency securities(2)	$23,179	$14,332
Equity securities	11,371	8,952
Foreign sovereign debt	8,915	4,793
Corporate securities and other	7,407	8,538
Mortgage trading loans and asset-backed securities	18	39

Total	$50,890	$36,654

(1)	Includes $22.1 billion and $17.3 billion at December 31, 2005 and 2004 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.
(2)	Includes $1.4 billion and $1.2 billion at December 31, 2005 and 2004 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

Note 5—Derivatives

The Corporation designates a derivative as held for trading, an economic hedge not designated as a SFAS 133 hedge, or a qualifying SFAS 133 hedge when it enters into the derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option agreements can be transacted on organized exchanges or directly between parties. The Corporation also provides credit derivatives to customers who wish to increase or decrease credit exposures. In addition, the Corporation utilizes credit derivatives to manage the credit risk associated with the loan portfolio.

Credit Risk Associated with Derivative Activities

Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. The Corporation’s derivative activities are primarily with financial institutions and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Corporation reduces credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will vary based on an assessment of the credit risk of the counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. The Corporation held $24.9 billion of collateral on derivative positions, of which $17.1 billion could be applied against credit risk at December 31, 2005.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A portion of the derivative activity involves exchange-traded instruments. Exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including margin and security deposit requirements. Management believes the credit risk associated with these types of instruments is minimal. The average fair value of Derivative Assets for 2005 and 2004 was $25.9 billion and $28.0 billion. The average fair value of Derivative Liabilities for 2005 and 2004 was $16.8 billion and $15.7 billion.

The following table presents the contract/notional amounts and credit risk amounts at December 31, 2005 and 2004 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At December 31, 2005 and 2004, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $9.3 billion and $9.4 billion. In addition, at December 31, 2005 and 2004, the cash collateral placed against Derivative Liabilities was $7.6 billion and $6.0 billion.

Derivatives(1)

	December 31
	2005		2004
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$14,401,577	$11,085	$11,597,813	$12,705
Futures and forwards	2,113,717	—	1,833,216	332
Written options	900,036	—	988,253	—
Purchased options	869,471	3,345	1,243,809	4,840
Foreign exchange contracts
Swaps	333,487	3,735	305,999	7,859
Spot, futures and forwards	944,321	2,481	956,995	3,593
Written options	214,668	—	167,225	—
Purchased options	229,049	1,214	163,243	679
Equity contracts
Swaps	28,287	548	34,130	1,039
Futures and forwards	6,479	44	4,078	—
Written options	69,048	—	37,080	—
Purchased options	57,693	6,729	32,893	5,741
Commodity contracts
Swaps	8,809	2,475	10,480	2,099
Futures and forwards	5,533	—	6,307	6
Written options	7,854	—	9,270	—
Purchased options	3,673	546	5,535	301
Credit derivatives(2)	2,017,896	766	499,741	430

Credit risk before cash collateral		32,968		39,624
Less: Cash collateral applied		9,256		9,389

Total derivative assets		$23,712		$30,235

(1)	Includes long and short derivative positions.
(2)	The increase in credit derivatives notional amounts reflects structured basket transactions and customer-driven activity.

ALM Process

Interest rate contracts and foreign exchange contracts are utilized in the Corporation’s ALM process. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect Net Interest Income. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest Income and Interest Expense on hedged variable-rate assets and liabilities increase or decrease as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

For cash flow hedges, gains and losses on derivative contracts reclassified from Accumulated OCI to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $632 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s hedging activities for 2005 and 2004:

(Dollars in millions)	2005	2004
Fair value hedges
Hedge ineffectiveness recognized in earnings(1)	$166	$10
Net loss excluded from assessment of effectiveness(2)	(13)	(6)
Cash flow hedges
Hedge ineffectiveness recognized in earnings(3)	(31)	(11)
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within Accumulated OCI	66	(157)

(1)	Included $5 million and $(8) million recorded in Net Interest Income, $167 million and $18 million recorded in Mortgage Banking Income, $(5) million and $0 recorded in Investment Banking Income, and $(1) million and $0 recorded in Trading Account Profits in the Consolidated Statement of Income for 2005 and 2004.
(2)	Included $0 and $(5) million recorded in Net Interest Income and $(15) million and $(1) million recorded in Mortgage Banking Income, and $2 million and $0 recorded in Investment Banking Income in the Consolidated Statement of Income for 2005 and 2004.
(3)	Included $(17) million and $(13) million recorded in Net Interest Income and $(14) million and $2 million recorded in Mortgage Banking Income from other cash flow hedges in the Consolidated Statement of Income for 2005 and 2004.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 6 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS debt and marketable equity securities, and Held-to-maturity securities at December 31, 2005, 2004 and 2003 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
2005
U.S. Treasury securities and agency debentures	$730	$—	$13	$717
Mortgage-backed securities	197,101	198	5,268	192,031
Foreign securities	10,944	1	54	10,891
Other taxable securities(1)	13,198	126	99	13,225

Total taxable	221,973	325	5,434	216,864
Tax-exempt securities	4,693	31	32	4,692

Total available-for-sale securities	$226,666	$356	$5,466	$221,556

Available-for-sale marketable equity securities(2)	$4,060	$305	$18	$4,347

2004
U.S. Treasury securities and agency debentures	$826	$—	$1	$825
Mortgage-backed securities	173,697	174	624	173,247
Foreign securities	7,437	36	26	7,447
Other taxable securities(1)	9,493	—	13	9,480

Total taxable	191,453	210	664	190,999
Tax-exempt securities	3,662	87	5	3,744

Total available-for-sale securities	$195,115	$297	$669	$194,743

Available-for-sale marketable equity securities(2)	$3,571	$32	$2	$3,601

2003
U.S. Treasury securities and agency debentures	$710	$5	$2	$713
Mortgage-backed securities	56,403	63	575	55,891
Foreign securities	2,816	23	38	2,801
Other taxable securities(3)	4,765	36	69	4,732

Total taxable	64,694	127	684	64,137
Tax-exempt securities	2,167	79	1	2,245

Total available-for-sale securities	$66,861	$206	$685	$66,382

Available-for-sale marketable equity securities(2)	$2,803	$394	$31	$3,166

Held-to-maturity securities
2005
Taxable securities	$4	$—	$—	$4
Tax-exempt securities	43	—	—	43

Total held-to-maturity securities	$47	$—	$—	$47

2004
Taxable securities	$41	$4	$4	$41
Tax-exempt securities	289	—	1	288

Total held-to-maturity securities	$330	$4	$5	$329

2003
Taxable securities	$96	$3	$3	$96
Tax-exempt securities	151	7	—	158

Total held-to-maturity securities	$247	$10	$3	$254

(1)	Includes corporate debt, asset-backed securities and equity instruments.
(2)	Represents those AFS marketable equity securities that are recorded in Other Assets on the Consolidated Balance Sheet.
(3)	Includes corporate debt and asset-backed securities.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005, accumulated net unrealized losses on AFS debt and marketable equity securities included in Accumulated OCI were $3.0 billion, net of the related income tax benefit of $1.8 billion. At December 31, 2004, accumulated net unrealized losses on these securities were $196 million, net of the related income tax benefit of $146 million.

The following table presents the current fair value and the associated unrealized losses only on investments in securities with unrealized losses at December 31, 2005 and 2004. The table also discloses whether these securities have had unrealized losses for less than twelve months, or for twelve months or longer.

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury securities and agency debentures(1)	$251	$(9)	$163	$(4)	$414	$(13)
Mortgage-backed securities	149,979	(3,766)	40,236	(1,502)	190,215	(5,268)
Foreign securities	3,455	(41)	852	(13)	4,307	(54)
Other taxable securities	3,882	(79)	469	(20)	4,351	(99)

Total taxable securities	157,567	(3,895)	41,720	(1,539)	199,287	(5,434)
Tax-exempt securities(1)	2,308	(27)	156	(5)	2,464	(32)

Total temporarily-impaired available-for-sale securities	159,875	(3,922)	41,876	(1,544)	201,751	(5,466)
Temporarily-impaired marketable equity securities	146	(18)	—	—	146	(18)

Total temporarily-impaired securities	$160,021	$(3,940)	$41,876	$(1,544)	$201,897	$(5,484)

	December 31, 2004
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury securities and agency debentures(1)	$381	$(1)	$22	$—	$403	$(1)
Mortgage-backed securities	52,687	(297)	17,426	(327)	70,113	(624)
Foreign securities	4,964	(11)	99	(15)	5,063	(26)
Other taxable securities	1,130	(9)	37	(4)	1,167	(13)

Total taxable securities	59,162	(318)	17,584	(346)	76,746	(664)
Tax-exempt securities(1)	1,088	(5)	21	—	1,109	(5)

Total temporarily-impaired available-for-sale securities	60,250	(323)	17,605	(346)	77,855	(669)

Temporarily-impaired marketable equity securities	83	(2)	—	—	83	(2)

Held-to-maturity securities
Taxable securities	41	(4)	—	—	41	(4)
Tax-exempt securities	288	(1)	—	—	288	(1)

Total temporarily-impaired held-to-maturity securities	329	(5)	—	—	329	(5)

Total temporarily-impaired securities	$60,662	$(330)	$17,605	$(346)	$78,267	$(676)

(1)	Unrealized losses less than $500 thousand are shown as zero.

The unrealized losses associated with U.S. Treasury securities and agency debentures, mortgage-backed securities, certain foreign securities, other taxable securities and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all unrealized losses. Accordingly, the Corporation has not recognized any other-than-temporary impairments for these securities.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Corporation had investments in securities from the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) that exceeded 10 percent of consolidated Shareholders’ Equity as of December 31, 2005 and 2004. Those investments had market values of $144.1 billion and $46.9 billion at December 31, 2005 and $133.6 billion and $35.8 billion at December 31, 2004. In addition, these investments had total amortized costs of $148.0 billion and $48.3 billion at December 31, 2005 and $132.9 billion and $35.9 billion at December 31, 2004.

Pursuant to an agreement dated June 17, 2005, the Corporation committed to purchase approximately nine percent of the stock of China Construction Bank (CCB) for $3.0 billion. Under this agreement, the Corporation made an initial purchase of CCB shares for $2.5 billion in August 2005 and during CCB’s initial public offering in October 2005, made an additional purchase of $500 million. These shares are non-transferable until the third anniversary of the initial public offering. The Corporation also holds an option to increase its ownership interest in CCB to 19.9 percent over the next five years. At December 31, 2005, this $3.0 billion investment in CCB was included in Other Assets.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $116.7 billion and $45.1 billion at December 31, 2005 and 2004.

The expected maturity distribution of the Corporation’s mortgage-backed securities and the contractual maturity distribution of the Corporation’s other securities, and the yields of the Corporation’s securities portfolio at December 31, 2005 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years(1)		Total
(Dollars in millions)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
Fair value of available-for-sale securities
U.S. Treasury securities and agency debentures	$15	3.24%	$378	3.52%	$324	4.34%	$—	—%	$717	3.88%
Mortgage-backed securities	18	4.40	56,130	4.94	126,789	5.09	9,094	5.23	192,031	5.06
Foreign securities	891	4.44	339	4.41	9,620	5.66	41	6.06	10,891	5.58
Other taxable securities	278	4.86	6,245	4.54	4,712	4.91	1,990	5.51	13,225	4.73

Total taxable	1,202	4.52	63,092	4.89	141,445	5.13	11,125	5.28	216,864	5.06
Tax-exempt securities(3)	1,255	4.53	331	6.79	2,767	5.78	339	5.67	4,692	5.50

Total available-for-sale securities	$2,457	4.53%	$63,423	4.90%	$144,212	5.14%	$11,464	5.26%	$221,556	5.07%

Amortized cost of available- for-sale securities	$2,514		$64,885		$147,538		$11,729		$226,666

Amortized cost of held-to- maturity securities
Taxable securities	$4	4.00%	$—	—%	$—	—%	$—	—%	$4	4.00%
Tax-exempt securities(3)	10	3.37	31	3.58	2	5.51	—	—	43	3.61

Total held-to-maturity securities	$14	3.38%	$31	3.58%	$2	5.51%	$—	—%	$47	3.65%

Fair value of held-to- maturity securities	$14		$31		$2		$—		$47

(1)	Includes securities with no stated maturity.
(2)	Yields are calculated based on the amortized cost of the securities.
(3)	Yield of tax-exempt securities calculated on a FTE basis.

The components of realized gains and losses on sales of debt securities for 2005, 2004 and 2003 were:

(Dollars in millions)	2005	2004 (Restated)	2003
Gross gains	$1,154	$2,270	$1,246
Gross losses	(70)	(546)	(305)

Net gains on sales of debt securities	$1,084	$1,724	$941

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Income Tax Expense attributable to realized net gains on debt securities sales was $400 million, $640 million and $329 million in 2005, 2004 and 2003, respectively.

Note 7—Outstanding Loans and Leases

Outstanding loans and leases at December 31, 2005 and 2004 were:

	December 31
(Dollars in millions)	2005	2004 (Restated)
Consumer
Residential mortgage	$182,596	$178,079
Credit card	58,548	51,726
Home equity lines	62,098	50,126
Direct/Indirect consumer	45,490	40,513
Other consumer(1)	6,725	7,439

Total consumer	355,457	327,883

Commercial
Commercial—domestic	140,533	122,095
Commercial real estate(2)	35,766	32,319
Commercial lease financing	20,705	21,115
Commercial—foreign	21,330	18,401

Total commercial	218,334	193,930

Total	$573,791	$521,813

(1)	Includes consumer finance of $2,849 million and $3,395 million; foreign consumer of $3,841 million and $3,563 million; and consumer lease financing of $35 million and $481 million at December 31, 2005 and 2004.
(2)	Includes domestic commercial real estate loans of $35,181 million and $31,879 million; and foreign commercial real estate loans of $585 million and $440 million at December 31, 2005 and 2004.

The following table presents the gross recorded investment in specific loans, without consideration to the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS 114 at December 31, 2005 and 2004. SFAS 114 impairment includes performing troubled debt restructurings, and excludes all commercial leases.

	December 31
(Dollars in millions)	2005	2004
Commercial—domestic	$613	$868
Commercial real estate	49	87
Commercial—foreign	34	273

Total impaired loans	$696	$1,228

The average recorded investment in certain impaired loans for 2005, 2004 and 2003 was approximately $852 million, $1.6 billion and $3.0 billion, respectively. At December 31, 2005 and 2004, the recorded investment in impaired loans requiring an Allowance for Loan and Lease Losses based on individual analysis per SFAS 114 guidelines was $517 million and $926 million, and the related Allowance for Loan and Lease Losses was $55 million and $202 million. For 2005, 2004 and 2003, Interest Income recognized on impaired loans totaled $17 million, $21 million and $105 million, respectively, all of which was recognized on a cash basis.

At December 31, 2005 and 2004, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $1.5 billion and $2.2 billion. Nonperforming securities amounted to zero and $140 million at December 31, 2005 and 2004. In addition, included in Other Assets were nonperforming loans held for sale and leveraged lease partnership interests of $50 million and $151 million at December 31, 2005 and 2004.

Foreclosed properties amounted to $92 million and $102 million at December 31, 2005 and 2004, and are included in Other Assets on the Consolidated Balance Sheet. The cost of carrying foreclosed properties in 2005, 2004 and 2003 amounted to $4 million, $3 million and $3 million, respectively.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8—Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for 2005, 2004 and 2003:

(Dollars in millions)	2005	2004	2003
Allowance for loan and lease losses, January 1	$8,626	$6,163	$6,358
FleetBoston balance, April 1, 2004	—	2,763	—
Loans and leases charged off	(5,794)	(4,092)	(3,867)
Recoveries of loans and leases previously charged off	1,232	979	761

Net charge-offs	(4,562)	(3,113)	(3,106)

Provision for loan and lease losses	4,021	2,868	2,916
Transfers	(40)	(55)	(5)

Allowance for loan and lease losses, December 31	8,045	8,626	6,163

Reserve for unfunded lending commitments, January 1	402	416	493
FleetBoston balance, April 1, 2004	—	85	—
Provision for unfunded lending commitments	(7)	(99)	(77)

Reserve for unfunded lending commitments, December 31	395	402	416

Total Allowance for Credit Losses	$8,440	$9,028	$6,579

Note 9—Special Purpose Financing Entities

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

Mortgage-related Securitizations

The Corporation securitizes the majority of its residential mortgage loan originations in conjunction with or shortly after loan closing. In addition, the Corporation may, from time to time, securitize commercial mortgages and first residential mortgages that it originates or purchases from other entities. In 2005 and 2004, the Corporation converted a total of $102.6 billion (including $23.3 billion originated by other entities) and $96.9 billion (including $18.0 billion originated by other entities), of residential first mortgages and commercial mortgages into mortgage-backed securities issued through Fannie Mae, Freddie Mac, Government National Mortgage Association, Bank of America, N.A. and Banc of America Mortgage Securities. At December 31, 2005 and 2004, the Corporation retained $7.2 billion (including $2.4 billion issued prior to 2005) and $9.2 billion (including $1.2 billion issued prior to 2004) of securities. At December 31, 2005, these retained interests were valued using quoted market prices.

In 2005, the Corporation reported $577 million in gains on loans converted into securities and sold, of which gains of $592 million were from loans originated by the Corporation and losses of $15 million were from loans originated by other entities. In 2004, the Corporation reported $952 million in gains on loans converted into securities and sold, of which gains of $886 million were from loans originated by the Corporation and gains of $66 million were from loans originated by other entities. At December 31, 2005, the Corporation had recourse obligations of $471 million with varying terms up to seven years on loans that had been securitized and sold.

In 2005 and 2004, the Corporation purchased $19.6 billion and $31.1 billion of mortgage-backed securities from third parties and resecuritized them. Net gains, which include net interest income earned during the holding period, totaled $13 million and $55 million. The Corporation did not retain any of the securities issued in these transactions.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Corporation has retained MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on all mortgage loans serviced, including securitizations, was $789 million and $568 million in 2005 and 2004. The following table presents activity in MSRs in 2005 and 2004. Effective June 1, 2004, Excess Spread Certificates (the Certificates) were converted to MSRs.

(Dollars in millions)	2005	2004
Balance, January 1	$2,481	$479

Additions	910	3,035 (1)
Amortization	(637)	(360)
Sales of MSRs	(176)	—
Valuation adjustment of MSRs(2)	228	(673)

Balance, December 31(3)	$2,806	$2,481

(1)	Includes $2.2 billion of Excess Spread Certificates converted to MSRs on June 1, 2004.
(2)	For 2005 and 2004, includes $291 million and $(210) million related to change in value attributed to SFAS 133 hedged MSRs and $63 million and $463 million of impairment.
(3)	Net of impairment allowance of $257 million and $361 million for 2005 and 2004.

The estimated fair value of MSRs was $2.8 billion and $2.5 billion at December 31, 2005 and 2004.

The key economic assumptions used in valuations of MSRs include modeled prepayment rates and resultant expected weighted average lives of the MSRs and the option adjusted spread (OAS) levels. An OAS model runs multiple interest rate scenarios and projects prepayments specific to each one of those interest rate scenarios.

As of December 31, 2005, the modeled weighted average lives of MSRs related to fixed and adjustable rate loans (including hybrid ARMs) were 4.94 years and 3.03 years. A decrease of 10 and 20 percent in modeled prepayments would extend the expected weighted average lives for MSRs related to fixed rate loans to 5.26 years and 5.63 years, and would extend the expected weighted average lives for MSRs related to adjustable rate loans to 3.30 years and 3.63 years. The expected extension of weighted average lives would increase the value of MSRs by a range of $126 million to $269 million. An increase of 10 and 20 percent in modeled prepayments would reduce the expected weighted average lives for MSRs related to fixed rate loans to 4.65 years and 4.40 years, and would reduce the expected weighted average lives for MSRs related to adjustable rate loans to 2.81 years and 2.62 years. The expected reduction of weighted average lives would decrease the value of MSRs by a range of $112 million to $212 million. A decrease of 100 and 200 basis points (bps) in the OAS level would result in an increase in the value of MSRs ranging from $97 million to $202 million, and an increase of 100 and 200 bps in the OAS level would result in a decrease in the value of MSRs ranging from $90 million to $175 million.

For purposes of evaluating and measuring impairment, the Corporation stratifies the portfolio based on the predominant risk characteristics of loan type and note rate. Indicated impairment, by risk stratification, is recognized as a reduction in Mortgage Banking Income, through a valuation allowance, for any excess of adjusted carrying value over estimated fair value.

Other Securitizations

As a result of the FleetBoston Merger in 2004, the Corporation acquired an interest in several credit card, home equity loan and commercial loan securitization vehicles, which had aggregate debt securities outstanding of $4.1 billion as of December 31, 2005.

At December 31, 2005 and 2004, the Corporation retained investment grade securities of $4.4 billion (including $2.6 billion issued in 2005) and $2.9 billion, which are valued using quoted market prices, in the AFS securities portfolio. At December 31, 2005 there were no recognized servicing assets associated with these securitization transactions.

The Corporation has provided protection on a subset of one consumer finance securitization in the form of a guarantee with a maximum payment of $220 million that will only be paid if over-collateralization is not sufficient to absorb losses and certain other conditions are met. The Corporation projects no payments will be due over the remaining life of the contract, which is less than one year.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Key economic assumptions used in measuring the fair value of certain residual interests (included in Other Assets) in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

	Credit Card(1)		Subprime Consumer Finance(2)		Automobile Loans		Commercial Loans
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Carrying amount of residual interests (at fair value)(3)	$203	$349	$290	$313	$93	$34	$92	$130
Balance of unamortized securitized loans	2,237	6,903	2,667	4,892	3,996	1,644	1,904	3,337
Weighted average life to call or maturity (in years)(4)	0.5	1.2	0.8	1.3	1.6	1.4	1.8	1.8
Revolving structures—annual payment rate	12.1%	13.7%					25.8%	26.0%
Amortizing structures—annual constant prepayment rate:
Fixed rate loans			26.3-28.9%	28.3-32.7%	17.6-25.5%	24.9%
Adjustable rate loans			37.6	27.0-40.8	—	—
Impact on fair value of 100 bps favorable change	$2	$1	$—	$1	$—	$—	$—	$2
Impact on fair value of 200 bps favorable change	3	2	—	11	1	—	1	2
Impact on fair value of 100 bps adverse change	(2)	(1)	(8)	(9)	(1)	—	—	(1)
Impact on fair value of 200 bps adverse change	(3)	(2)	(9)	(17)	(1)	(1)	(1)	(1)
Expected credit losses(5)	4.0-4.3%	5.3-9.7%	3.9-5.6%	5.1-11.3%	1.8-1.8%	1.6%	0.4%	0.4%
Impact on fair value of 10% favorable change	$3	$18	$7	$27	$7	$3	$1	$1
Impact on fair value of 25% favorable change	8	47	18	71	15	6	2	2
Impact on fair value of 10% adverse change	(3)	(15)	(7)	(27)	(6)	(2)	(1)	(1)
Impact on fair value of 25% adverse change	(8)	(27)	(18)	(68)	(15)	(6)	(2)	(2)
Residual cash flows discount rate (annual rate)	12.0%	6.0-12.0%	30.0%	30.0%	15.0-20.0%	20.0%	12.3%	12.3%
Impact on fair value of 100 bps favorable change	$—	$—	$5	$6	$3	$1	$1	$1
Impact on fair value of 200 bps favorable change	—	—	11	12	5	1	1	2
Impact on fair value of 100 bps adverse change	—	—	(5)	(6)	(2)	(1)	(1)	(1)
Impact on fair value of 200 bps adverse change	—	—	(10)	(12)	(5)	(1)	(1)	(2)

(1)	The impact of changing residual cash flows discount rates is immaterial.
(2)	Subprime consumer finance includes subprime real estate loan securitizations, which are serviced by third parties.
(3)	Residual interests include interest-only strips, one or more subordinated tranches, accrued interest receivable, and in some cases, a cash reserve account.
(4)	Before any optional clean-up calls are executed, economic analysis will be performed.
(5)	Annual rates of expected credit losses are presented for credit card, home equity lines and commercial securitizations. Cumulative lifetime rates of expected credit losses (incurred plus projected) are presented for subprime consumer finance securitizations and auto securitizations.

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

Static pool net credit losses are considered in determining the value of retained interests. Static pool net credit losses include actual losses incurred plus projected credit losses divided by the original balance of each securitization pool. For auto loan securitizations, weighted average static pool net credit losses for securitizations entered into in 2005 were 1.77 percent for the year ended December 31, 2005. For securitizations entered into in 2004, the weighted average static pool net credit losses were 1.79 percent for the year ended December 31, 2005, and 1.63 percent for the year ended December 31, 2004. For the subprime consumer finance securitizations, weighted average static pool net credit losses for securitizations entered into in 2001 were 5.50 percent for the year ended December 31, 2005, and 5.93 percent for the year ended December 31, 2004. For securitizations entered into in 1999, the weighted average static pool net credit losses were 9.16 percent for the year ended December 31, 2005, and 12.22 percent for the year ended December 31, 2004.

Proceeds from collections reinvested in revolving credit card securitizations were $2.0 billion and $6.8 billion in 2005 and 2004. Credit card servicing fee income totaled $97 million and $134 million in 2005 and 2004. Other cash flows received on retained interests, such as cash flows from interest-only strips, were $206 million and $345 million in 2005 and 2004, for credit card securitizations. Proceeds from collections reinvested in revolving commercial loan securitizations were $8.7 billion and $7.5 billion in 2005 and 2004. Servicing fees and other cash flows received on retained interests, such as cash flows from interest-only strips, were $3 million and $34 million in 2005, and $4 million and $11 million in 2004 for commercial loan securitizations.

The Corporation reviews its loans and leases portfolio on a managed basis. Managed loans and leases are defined as on-balance sheet Loans and Leases as well as loans in revolving securitizations, which include credit cards, home equity lines and commercial loans. New advances on accounts for which previous loan balances were sold to the securitization trusts will be recorded on the Corporation’s Consolidated Balance Sheet after the revolving period of the securitization, which has the effect of increasing Loans and Leases on the Corporation’s Consolidated Balance Sheet and increasing Net

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Interest Income and charge-offs, with a corresponding reduction in Noninterest Income. Portfolio balances, delinquency and historical loss amounts of the managed loans and leases portfolio for 2005 and 2004 were as follows:

	December 31, 2005			December 31, 2004 (Restated)
(Dollars in millions)	Total Principal Amount of Loans and Leases	Principal Amount of Accruing Loans and Leases Past Due 90 Days or More(1)	Principal Amount of Nonperforming Loans and Leases	Total Principal Amount of Loans and Leases	Principal Amount of Accruing Loans and Leases Past Due 90 Days or More(1)	Principal Amount of Nonperforming Loans and Leases
Residential mortgage	$182,596	$—	$570	$178,079	$—	$554
Credit card	60,785	1,217	—	58,629	1,223	—
Home equity lines	62,553	3	117	50,756	3	66
Direct/Indirect consumer	45,490	75	37	40,513	58	33
Other consumer	6,725	15	61	7,439	23	85

Total consumer	358,149	1,310	785	335,416	1,307	738

Commercial—domestic	142,437	117	581	125,432	121	855
Commercial real estate	35,766	4	49	32,319	1	87
Commercial lease financing	20,705	15	62	21,115	14	266
Commercial—foreign	21,330	32	34	18,401	2	267

Total commercial	220,238	168	726	197,267	138	1,475

Total managed loans and leases	578,387	$1,478	$1,511	532,683	$1,445	$2,213

Loans in revolving securitizations	(4,596)			(10,870)

Total held loans and leases	$573,791			$521,813

	Year Ended December 31, 2005			Year Ended December 31, 2004 (Restated)
(Dollars in millions)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio(2)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio(2)
Residential mortgage	$173,773	$27	0.02%	$167,270	$36	0.02%
Credit card	59,048	4,086	6.92	50,296	2,829	5.62
Home equity lines	56,842	31	0.05	39,942	15	0.04
Direct/Indirect consumer	44,981	248	0.55	38,078	208	0.55
Other consumer	6,908	275	3.98	7,717	193	2.50

Total consumer	341,552	4,667	1.37	303,303	3,281	1.08

Commercial—domestic	130,870	157	0.12	117,422	184	0.16
Commercial real estate	34,304	—	—	28,085	(3)	(0.01)
Commercial lease financing	20,441	231	1.13	17,483	9	0.05
Commercial—foreign	18,491	(72)	(0.39)	16,505	173	1.05

Total commercial	204,106	316	0.16	179,495	363	0.20

Total managed loans and leases	545,658	$4,983	0.91%	482,798	$3,644	0.75%

Loans in revolving securitizations	(8,440)			(10,181)

Total held loans and leases	$537,218			$472,617

(1)	Excludes consumer real estate loans, which are placed on nonperforming status at 90 days past due.
(2)	The net loss ratio is calculated by dividing managed loans and leases net losses by average managed loans and leases outstanding for each loan and lease category.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Variable Interest Entities

At December 31, 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Capital Markets and Investment Banking. As of December 31, 2005 and 2004, the Corporation held $6.6 billion and $7.7 billion of assets in these entities while the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments was approximately $8.0 billion and $9.4 billion. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of December 31, 2005 and 2004, the amount of assets of these entities was $750 million and $560 million, and the Corporation’s maximum possible loss exposure was $212 million and $132 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at December 31, 2005 and 2004 were approximately $32.5 billion and $32.9 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $121 million and $154 million for the year ended December 31, 2005 and 2004. At December 31, 2005 and 2004, the Corporation’s maximum loss exposure associated with these VIEs was approximately $26.7 billion and $25.0 billion, which is net of amounts syndicated.

Management does not believe losses resulting from its involvement with the entities discussed above will be material. See Note 1 of the Consolidated Financial Statements for additional discussion of special purpose financing entities.

Note 10—Goodwill and Other Intangibles

The following table presents allocated Goodwill at December 31, 2005 and 2004 for each business segment and All Other. The increases from December 31, 2004 were primarily due to the $65 million of goodwill adjustments related to National Processing, Inc. (NPC) and the acquisitions of Works, Inc., which added approximately $49 million to Goodwill.

	December 31
(Dollars in millions)	2005	2004
Global Consumer and Small Business Banking	$18,491	$18,453
Global Business and Financial Services	16,750	16,707
Global Capital Markets and Investment Banking	4,542	4,500
Global Wealth and Investment Management	5,333	5,338
All Other	238	264

Total	$45,354	$45,262

The gross carrying value and accumulated amortization related to core deposit intangibles and other intangibles at December 31, 2005 and 2004 are presented below:

	December 31
	2005		2004
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit intangibles	$3,661	$1,881	$3,668	$1,354
Other intangibles	2,353	939	2,256	683

Total	$6,014	$2,820	$5,924	$2,037

As a result of the FleetBoston Merger, the Corporation recorded $2.2 billion of core deposit intangibles, $660 million of purchased credit card relationship intangibles and $409 million of other customer relationship intangibles. The weighted average amortization period of these intangibles is approximately nine years. As a result of the acquisition of NPC during 2004, the Corporation allocated $479 million to other intangibles with a weighted average amortization period of approximately 10 years.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amortization expense on core deposit intangibles and other intangibles was $809 million, $664 million and $217 million for 2005, 2004, and 2003, respectively. The increase for the year ended December 31, 2005 was primarily due to the FleetBoston Merger. The Corporation estimates that aggregate amortization expense will be $746 million, $599 million, $486 million, $385 million and $311 million for 2006, 2007, 2008, 2009 and 2010, respectively.

Note 11—Deposits

The Corporation had domestic certificates of deposit of $100 thousand or more totaling $47.0 billion and $56.2 billion at December 31, 2005 and 2004. The Corporation had other domestic time deposits of $100 thousand or more totaling $1.4 billion and $1.1 billion at December 31, 2005 and 2004. Foreign certificates of deposit and other foreign time deposits of $100 thousand or more totaled $38.8 billion and $28.6 billion at December 31, 2005 and 2004.

The following table presents the maturities of domestic and foreign certificates of deposit of $100 thousand or more, and of other domestic time deposits of $100 thousand or more at December 31, 2005.

(Dollars in millions)	Three months or less	Over three months to six months	Over six months to twelve months	Thereafter	Total
Domestic certificates of deposit of $100 thousand or more	$19,922	$12,271	$8,762	$6,023	$46,978
Domestic other time deposits of $100 thousand or more	99	113	205	991	1,408
Foreign certificates of deposit and other time deposits of $100 thousand or more	35,595	1,994	208	989	38,786

At December 31, 2005, the scheduled maturities for total time deposits were as follows:

(Dollars in millions)	Domestic	Foreign	Total
Due in 2006	$101,461	$60,733	$162,194
Due in 2007	12,103	100	12,203
Due in 2008	3,521	245	3,766
Due in 2009	2,650	26	2,676
Due in 2010	1,856	1	1,857
Thereafter	1,123	1,182	2,305

Total	$122,714	$62,287	$185,001

Note 12—Short-term Borrowings and Long-term Debt

Short-term Borrowings

Bank of America Corporation and certain other subsidiaries issue commercial paper in order to meet short-term funding needs. Commercial paper outstanding at December 31, 2005 was $25.0 billion compared to $25.4 billion at December 31, 2004.

Bank of America, N.A. maintains a domestic program to offer up to a maximum of $60.0 billion, at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $22.5 billion at December 31, 2005 compared to $9.6 billion at December 31, 2004. These short-term bank notes, along with Treasury tax and loan notes, term federal funds purchased and commercial paper, are reflected in Commercial Paper and Other Short-term Borrowings on the Consolidated Balance Sheet.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Long-term Debt

The following table presents Long-term Debt at December 31, 2005 and 2004:

	December 31
(Dollars in millions)	2005	2004 (Restated)
Notes issued by Bank of America Corporation(1)
Senior notes:
Fixed, ranging from 0.73% to 9.25%, due 2006 to 2043	$36,357	34,218
Floating, ranging from 0.20% to 6.41%, due 2006 to 2041	19,050	15,452
Subordinated notes:
Fixed, ranging from 3.95% to 10.20%, due 2006 to 2037	20,596	22,688
Floating, 4.29%, due 2019	10	10
Junior subordinated notes (related to trust preferred securities):
Fixed, ranging from 5.25% to 11.45%, due 2026 to 2035	10,337	7,582
Floating, ranging from 4.87% to 5.54%, due 2027 to 2033	1,922	1,957

Total notes issued by Bank of America Corporation	88,272	81,907

Notes issued by Bank of America, N.A. and other subsidiaries(1)
Senior notes:
Fixed, ranging from 0.93% to 17.20%, due 2006 to 2033	1,096	927
Floating, ranging from 1.00% to 5.49%, due 2006 to 2051	4,985	5,569
Subordinated notes:
Fixed, ranging from 5.75% to 7.38%, due 2006 to 2009	1,871	2,186
Floating, 4.54%, due 2019	8	8

Total notes issued by Bank of America, N.A. and other subsidiaries	7,960	8,690

Notes issued by NB Holdings Corporation(1)
Junior subordinated notes (related to trust preferred securities):
Fixed, ranging from 7.95% to 8.06%, due 2026	515	515
Floating, 5.16%, due 2027	258	258

Total notes issued by NB Holdings Corporation	773	773

Other debt
Advances from the Federal Home Loan Bank of Atlanta
Fixed, ranging from 4.16% to 5.87%, due 2006 to 2007	2,750	2,750
Advances from the Federal Home Loan Bank of New York
Fixed, ranging from 4.00% to 8.29%, due 2006 to 2016	296	638
Advances from the Federal Home Loan Bank of Seattle
Fixed, ranging from 5.45% to 7.42%, due 2006 to 2031	578	2,081
Advances from the Federal Home Loan Bank of Boston
Fixed, ranging from 1.00% to 7.72%, due 2006 to 2025	178	230
Other	41	47

Total other debt	3,843	5,746

Total long-term debt	$100,848	$97,116

(1)	Rates and maturity dates reflect outstanding debt at December 31, 2005.

The majority of the floating rates are based on three- and six-month London InterBank Offered Rates (LIBOR). Bank of America Corporation and Bank of America, N.A. maintain various domestic and international debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2005 and 2004, the amount of foreign currency denominated debt translated into U.S. dollars included in total long-term debt was $23.1 billion and $16.2 billion. Foreign currency contracts are used to convert certain foreign currency denominated debt into U.S. dollars.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005 and 2004, Bank of America Corporation was authorized to issue approximately $27.0 billion and $37.1 billion of additional corporate debt and other securities under its existing shelf registration statements. At December 31, 2005 and 2004, Bank of America, N.A. was authorized to issue approximately $9.5 billion and $27.2 billion of bank notes and Euro medium-term notes.

The weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect at December 31, 2005) were 5.22 percent, 5.53 percent and 4.31 percent, respectively, at December 31, 2005 and (based on the rates in effect at December 31, 2004) were 4.97 percent, 5.64 percent and 2.69 percent, respectively, at December 31, 2004. These obligations were denominated primarily in U.S. dollars.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2005 are as follows:

(Dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total
Bank of America Corporation	$6,834	$5,250	$13,998	$8,222	$11,442	$42,526	$88,272
Bank of America, N.A. and other subsidiaries	1,615	1,839	2,345	718	50	1,393	7,960
NB Holdings Corporation	—	—	—	—	—	773	773
Other	2,739	562	71	20	237	214	3,843

Total	$11,188	$7,651	$16,414	$8,960	$11,729	$44,906	$100,848

Trust Preferred Securities

Trust preferred securities (Trust Securities) are issued by the trust companies (the Trusts) that were deconsolidated by the Corporation as a result of the adoption of FIN 46R. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts are Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes). The Trusts are 100 percent owned finance subsidiaries of the Corporation. Obligations associated with these securities are included in junior subordinated notes related to Trust Securities in the Long-term Debt table on page 122. See Note 15 of the Consolidated Financial Statements for a discussion regarding the treatment for regulatory capital purposes of the Trust Securities.

At December 31, 2005, the Corporation had 32 Trusts which have issued Trust Securities to the public. Certain of the Trust Securities were issued at a discount and may be redeemed prior to maturity at the option of the Corporation. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each issue of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Corporation’s ability to pay dividends on its common and preferred stock will be restricted.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table is a summary of the outstanding Trust Securities and the Notes at December 31, 2005 as originated by Bank of America Corporation and the predecessor banks.

(Dollars in millions)
Issuer	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Notes	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
Bank of America
Capital Trust I	December 2001	$575	$593	December 2031	7.00%	3/15,6/15,9/15,12/15	On or after 12/15/06
Capital Trust II	January 2002	900	928	February 2032	7.00	2/1, 5/1,8/1,11/1	On or after 2/01/07
Capital Trust III	August 2002	500	516	August 2032	7.00	2/15, 5/15,8/15,11/15	On or after 8/15/07
Capital Trust IV	April 2003	375	387	May 2033	5.88	2/1, 5/1,8/1,11/1	On or after 5/01/08
Capital Trust V	November 2004	518	534	November 2034	6.00	2/3, 5/3,8/3,11/3	On or after 11/03/09
Capital Trust VI	February 2005	1,000	1,031	March 2035	5.63	3/8,9/8	Any time
Capital Trust VII	August 2005	1,461	1,507	August 2035	5.25	2/10,8/10	Any time
Capital Trust VIII	August 2005	530	546	August 2035	6.00	2/25,5/25,8/25,11/25	On or after 8/25/10

NationsBank
Capital Trust II	December 1996	365	376	December 2026	7.83	6/15,12/15	On or after 12/15/06
Capital Trust III	February 1997	494	509	January 2027	3-mo. LIBOR +55 bps	1/15,4/15,7/15,10/15	On or after 1/15/07
Capital Trust IV	April 1997	498	513	April 2027	8.25	4/15,10/15	On or after 4/15/07

BankAmerica
Institutional Capital A	November 1996	450	464	December 2026	8.07	6/30,12/31	On or after 12/31/06
Institutional Capital B	November 1996	300	309	December 2026	7.70	6/30,12/31	On or after 12/31/06
Capital II	December 1996	450	464	December 2026	8.00	6/15,12/15	On or after 12/15/06
Capital III	January 1997	400	412	January 2027	3-mo. LIBOR +57 bps	1/15,4/15, 7/15,10/15	On or after 1/15/02

Barnett
Capital I	November 1996	300	309	December 2026	8.06	6/1,12/1	On or after 12/01/06
Capital II	December 1996	200	206	December 2026	7.95	6/1,12/1	On or after 12/01/06
Capital III	January 1997	250	258	February 2027	3-mo. LIBOR +62.5 bps	2/1,5/1,8/1,11/1	On or after 2/01/07

Fleet
Capital Trust II	December 1996	250	258	December 2026	7.92	6/15,12/15	On or after 12/15/06
Capital Trust V	December 1998	250	258	December 2028	3-mo. LIBOR +100 bps	3/18, 6/18,9/18, 12/18	On or after 12/18/03
Capital Trust VII	September 2001	500	515	December 2031	7.20	3/15, 6/15,9/15, 12/15	On or after 9/17/06
Capital Trust VIII	March 2002	534	551	March 2032	7.20	3/15, 6/15,9/15,12/15	On or after 3/08/07
Capital Trust IX	July 2003	175	180	August 2033	6.00	2/1, 5/1,8/1,11/1	On or after 7/31/08

BankBoston
Capital Trust I	November 1996	250	258	December 2026	8.25	6/15,12/15	On or after 12/15/06
Capital Trust II	December 1996	250	258	December 2026	7.75	6/15,12/15	On or after 12/15/06
Capital Trust III	June 1997	250	258	June 2027	3-mo. LIBOR +75 bps	3/15, 6/15,9/15,12/15	On or after 6/15/07
Capital Trust IV	June 1998	250	258	June 2028	3-mo. LIBOR +60 bps	3/8, 6/8,9/8,12/8	On or after 6/08/03

Summit
Capital Trust I	March 1997	150	155	March 2027	8.40	3/15,9/15	On or after 3/15/07

Progress
Capital Trust I	June 1997	9	9	June 2027	10.50	6/1,12/1	On or after 6/01/07
Capital Trust II	July 2000	6	6	July 2030	11.45	1/19,7/19	On or after 7/19/10
Capital Trust III	November 2002	10	10	November 2032	3-mo. LIBOR +33.5 bps	2/15,5/15,8/15,11/15	On or after 11/15/07
Capital Trust IV	December 2002	5	5	January 2033	3-mo. LIBOR +33.5 bps	1/7, 4/7,7/7,10/7	On or after 1/07/08

Total		$12,455	$12,841

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 13—Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $30.4 billion and $23.4 billion at December 31, 2005 and 2004. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at December 31, 2005 and 2004 was $458 million and $520 million. At December 31, 2005, the carrying amount included deferred revenue of $63 million and a reserve for unfunded lending commitments of $395 million. At December 31, 2004, the carrying amount included deferred revenue of $118 million and a reserve for unfunded lending commitments of $402 million.

	December 31
(Dollars in millions)	2005	2004
Loan commitments(1)	$277,757	$245,042
Home equity lines of credit	78,626	60,128
Standby letters of credit and financial guarantees	43,095	42,850
Commercial letters of credit	5,154	5,653

Legally binding commitments	404,632	353,673
Credit card lines	192,968	165,694

Total	$597,600	$519,367

(1)	At December 31, 2005 and 2004, there were equity commitments of $1.4 billion and $2.0 billion, related to obligations to further fund Principal Investing equity investments.

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

The Corporation uses various techniques to manage risk associated with these types of instruments that include obtaining collateral and/or adjusting commitment amounts based on the borrower’s financial condition; therefore, the total commitment amount does not necessarily represent the actual risk of loss or future cash requirements. For each of these types of instruments, the Corporation’s maximum exposure to credit loss is represented by the contractual amount of these instruments.

Other Commitments

At December 31, 2005 and 2004, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.4 billion and $10.9 billion were not included in credit card

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

line commitments in the previous table. The outstanding balances related to these charge cards were $171 million and $205 million at December 31, 2005 and 2004.

At December 31, 2005, the Corporation had whole mortgage loan purchase commitments of $4.0 billion, all of which will settle in the first quarter of 2006. At December 31, 2004, the Corporation had whole mortgage loan purchase commitments of $3.3 billion, all of which settled in the first quarter of 2005. At December 31, 2005 and 2004, the Corporation had no forward whole mortgage loan sale commitments.

The Corporation has entered into operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.3 billion in 2006, $1.1 billion in 2007, $1.1 billion in 2008, $799 million in 2009, $650 million in 2010 and $3.5 billion for all years thereafter.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. In 2005, the Corporation purchased $5.0 billion of such loans and at December 31, 2005, the remaining commitment amount was $47.0 billion. Under the agreement, the Corporation is committed to purchase up to $7.0 billion of such loans for the period January 1, 2006 through June 30, 2006 and up to $10.0 billion in each of the agreement’s next four fiscal years.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment grade fixed income securities and is intended to cover any shortfall in the event that plan participants withdraw funds when market value is below book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase zero coupon bonds with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2005 and 2004, the notional amount of these guarantees totaled $34.0 billion and $26.3 billion with estimated maturity dates between 2006 and 2035. As of December 31, 2005 and 2004, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2005 and 2004, the notional amount of these guarantees totaled $6.5 billion and $8.1 billion. These guarantees have various maturities ranging from 2006 to 2016. At December 31, 2005 and 2004, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also has written put options on highly rated fixed income securities. Its obligation under these agreements is to buy back the assets at predetermined contractual yields in the event of a severe market disruption in the short-term funding market. These agreements have various maturities ranging from two to seven years, and the pre-determined yields are based on the quality of the assets and the structural elements pertaining to the market disruption. The notional amount of these put options was $803 million and $653 million at December 31, 2005 and 2004. Due to the high quality of the assets and various structural protections, management believes that the probability of incurring a loss under these agreements is remote.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

contract language and the timing of the early termination clause. Historically, any payments made under these guarantees have been de minimis. Management has assessed the probability of making such payments in the future as remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $1.8 billion and $2.1 billion at December 31, 2005 and 2004. The estimated maturity dates of these obligations are between 2006 and 2033. The Corporation has made no material payments under these guarantees.

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. In 2005 and 2004, the Corporation processed $352.9 billion and $143.1 billion of transactions and recorded losses as a result of these chargebacks of $13 million and $6 million.

At December 31, 2005 and 2004, the Corporation held as collateral approximately $248 million and $203 million of merchant escrow deposits which the Corporation has the right to set off against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2005 and 2004, the maximum potential exposure totaled approximately $118.2 billion and $93.4 billion.

Within the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in their issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $1.1 billion and $1.2 billion at December 31, 2005 and 2004. Historically, any payments made under this indemnification have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 9 of the Consolidated Financial Statements.

Litigation and Regulatory Matters

In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. Certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against the Corporation and its subsidiaries.

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the National Association of Securities Dealers, the New York Stock Exchange and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the cases present novel legal theories or involve a large number of parties, the Corporation cannot state with confidence what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Corporation establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Corporation does not establish reserves. In some of the matters described below, including but not limited to the Parmalat Finanziaria, S.p.A. matter, loss contingencies are not both probable and estimable in the view of management, and, accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, but may be material to the Corporation’s operating results for any particular reporting period.

Adelphia Communications Corporation (Adelphia)

Bank of America, N.A. (BANA) and Banc of America Securities LLC (BAS) are defendants, among other defendants, in a putative class action and individual civil actions relating to Adelphia. The first of these actions was filed in June 2002; these actions have been consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York. BAS was a member of seven underwriting syndicates of securities issued by Adelphia, and BANA was an agent and/or lender in connection with five credit facilities in which Adelphia subsidiaries were borrowers. Fleet National Bank (FNB) and Fleet Securities, Inc. (FSI) are also named as defendants in certain of the actions. FSI was a member of three underwriting syndicates of securities issued by Adelphia, and FNB was a lender in connection with four credit facilities in which Adelphia subsidiaries were borrowers. The complaints allege claims under the Securities Act of 1933, the Securities Exchange Act of 1934, and various state law theories. The complaints seek damages of unspecified amounts.

The court has granted the motions of BANA, BAS and other bank defendants to dismiss certain class plaintiffs’ claims on statute of limitations grounds. The court permitted plaintiffs who purchased bonds in a 2001 $750 million bond offering, of which BAS underwrote fifty percent, to assert claims against BAS relating to that offering and certain other offerings made under the same registration statement. The court has also granted in part and denied in part defendants’ motions to dismiss certain of the individual actions. Other motions to dismiss the class action and certain of the individual actions remain pending.

BANA, BAS, FNB, and FSI are also defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors on behalf of Adelphia and Adelphia as co-plaintiffs that had been pending in the U.S. Bankruptcy Court for the Southern District of New York. The lawsuit names over 400 defendants and asserts over 50 claims under federal statutes, including the Bank Holding Company Act, state common law, and various provisions of the Bankruptcy Code. The plaintiffs seek avoidance and recovery of payments, equitable subordination, disallowance and re-characterization of claims, and recovery of damages in an unspecified amount. The Official Committee of Equity Security Holders of Adelphia has intervened in this proceeding and filed its own complaint, which is similar to the unsecured creditors’ committee complaint and also asserts claims under RICO and additional state law theories. BANA, BAS and FSI have filed motions to dismiss both complaints. On February 9, 2006, the U.S. District Court for the Southern District of New York overseeing the Adelphia securities litigation granted the motions of the adversary defendants to withdraw the adversary proceeding from the bankruptcy court, except with respect to the pending motions to dismiss.

Data Treasury

The Corporation and BANA have been named as defendants in an action filed by Data Treasury Corporation in the U.S. District Court for the Eastern District of Texas. Plaintiff alleges that defendants have “provided, sold, installed, utilized, and assisted others to use and utilize image-based banking and archival solutions” in a manner that infringes United States Patent Nos. 5,910,988 and 6,032,137. Plaintiff seeks unspecified damages and injunctive relief against the alleged infringement. The court has scheduled a trial of this action for October 2, 2007.

The Corporation and BANA have been named as defendants, along with 54 other defendants, in an action filed by Data Treasury Corporation in the U.S. District Court for the Eastern District of Texas. Plaintiff alleges that the Corporation and BANA, among other defendants, are “making, using, selling, offering for sale, and/or importing into the United States, directly, contributory, and/or by inducement, without authority, products and services that fall within the scope of the claims of” United States Patent Nos. 5,265,007; 5,583,759; 5,717,868; and 5,930,778. Plaintiff seeks unspecified damages and injunctive relief against the alleged infringement.

In re Initial Public Offering Securities

Beginning in 2001, Robertson Stephens, Inc. (an investment banking subsidiary of FleetBoston that ceased operations during 2002), BAS, other underwriters, and various issuers and others, were named as defendants in

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

purported class action lawsuits alleging violations of federal securities laws in connection with the underwriting of initial public offerings (IPOs) and seeking unspecified damages. Robertson Stephens, Inc. and BAS were named in certain of the 309 purported class actions that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. The plaintiffs contend that the defendants failed to make certain required disclosures and manipulated prices of IPO securities through, among other things, alleged agreements with institutional investors receiving allocations to purchase additional shares in the aftermarket, and false and misleading analyst reports. On October 13, 2004, the court granted in part and denied in part plaintiffs’ motions to certify as class actions six of the 309 cases. On June 30, 2005, the U.S. Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the court’s class certification order. The appeal is pending.

The plaintiffs have reached a settlement with 298 of the issuer defendants, in which the issuer defendants guaranteed that the plaintiffs will receive at least $1.0 billion in the settled actions and assigned to the plaintiffs the issuers’ interest in all claims against the underwriters for “excess compensation.” On February 15, 2005, the U.S. District Court for the Southern District of New York conditionally approved the issuer defendants’ settlement. A fairness hearing is scheduled for April 24, 2006.

Robertson Stephens, Inc. and other underwriters also have been named as defendants in putative class action lawsuits filed in the U.S. District Court for the Southern District of New York under the federal antitrust laws alleging that the underwriters conspired to manipulate the aftermarkets for IPO securities and to extract anticompetitive fees in connection with IPOs. The complaint seeks declaratory relief and unspecified treble damages. On September 28, 2005, the Court of Appeals for the Second Circuit reversed the district court’s dismissal of the antitrust class actions, remanding the cases to the district court for further proceedings. The defendants have filed a petition for certiorari with the United States Supreme Court, which is pending.

Interchange Anti-trust Litigation

The Corporation and certain of its subsidiaries are defendants in putative class actions that have been transferred for coordinated pre-trial proceedings to the U.S. District Court for the Eastern District of New York, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation. Defendants include other financial institutions and, among others, Visa and MasterCard. Plaintiffs seek certification of a class of retail merchants and allege, among other claims, that defendants conspired to fix the level of interchange and merchant discount fees and that certain practices that prohibit merchants from charging cardholders for fees the merchant pays to the credit card companies violate the federal antitrust laws. Plaintiffs seek unspecified treble damages and injunctive relief.

Miller

On August 13, 1998, a predecessor of BANA was named as a defendant in a class action filed in Superior Court of California, County of San Francisco, entitled Paul J. Miller v. Bank of America, N.A., challenging its practice of debiting accounts that received, by direct deposit, governmental benefits to repay fees incurred in those accounts. The action alleges fraud, negligent misrepresentation and violations of certain California laws. On October 16, 2001, a class was certified consisting of more than one million California residents who have, had or will have, at any time after August 13, 1994, a deposit account with BANA into which payments of public benefits are or have been directly deposited by the government. The case proceeded to trial on January 20, 2004.

On March 4, 2005, the trial court entered a judgment that awards the plaintiff class restitution in the amount of $284 million, plus attorneys’ fees, and provides that class members whose accounts were assessed an insufficient funds fee in violation of law suffered substantial emotional or economic harm and, therefore, are entitled to an additional $1,000 penalty. The judgment also includes injunctive relief.

On May 13, 2005, BANA filed with the California Court of Appeal, First Appellate District, a notice of appeal and, on May 16, 2005, a writ of supersedeas, seeking a stay of the trial court’s judgment pending appeal. On November 22, 2005, the Court of Appeal granted BANA’s writ, staying the judgment, including the injunction, pending appeal. The appeal remains pending.

Mutual Fund Operations Matters

In early 2005, the Corporation entered into settlement agreements with the New York Attorney General and the SEC relating to late trading and market timing of mutual funds. The Corporation is continuing to respond to inquiries from federal and state regulatory and law enforcement agencies concerning mutual fund related matters.

In addition, lawsuits seeking unspecified damages concerning mutual fund trading were brought against the Corporation and its pre-merger FleetBoston subsidiaries, including putative class actions purportedly brought on behalf

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

of shareholders in Nations Funds mutual funds, derivative actions brought on behalf of one or more Nations Funds mutual funds by Nations Funds shareholders, putative ERISA class actions brought on behalf of participants in Bank of America Corporation’s 401(k) plan, derivative actions brought against the Corporation’s directors on behalf of the Corporation by shareholders in the Corporation, class actions and derivative actions brought by shareholders in third-party mutual funds alleging that the Corporation or its subsidiaries facilitated improper trading in those funds, and a private attorney general action brought under California law. The lawsuits filed to date with respect to pre-merger FleetBoston subsidiaries include putative class actions purportedly brought on behalf of shareholders in Columbia mutual funds, derivative actions brought on behalf of one or more Columbia mutual funds or trusts by Columbia mutual fund shareholders, and an individual shareholder action.

All lawsuits pending in federal courts with respect to alleged late trading or market timing in mutual funds have been transferred to the U.S. District Court for the District of Maryland for coordinated pre-trial proceedings under the caption In re Mutual Funds Investment Litigation, other than a putative class action complaint filed on February 22, 2006 in the U.S. District Court for the Southern District of New York alleging, among other things, market timing in the Nations Funds. Motions to remand to state court remain pending in two of those lawsuits. One lawsuit that originated in state court was removed to the U.S. District Court for the Southern District of Illinois. Pursuant to an order of the U.S. Court of Appeals for the Seventh Circuit, the U.S. District Court for the Southern District of Illinois dismissed that action. On January 6, 2006, the U.S. Supreme Court granted plaintiff’s petition for review on the issue of whether the Court of Appeals for the Seventh Circuit had appellate jurisdiction to review the remand order.

On August 25, 2005, the U.S. District Court for the District of Maryland dismissed the state law claims and derivative claims filed by Janus shareholders against the Corporation and certain of its subsidiaries. The claims under Section 10(b) of the Securities Exchange Act of 1934 were not dismissed. On November 3, 2005, the court dismissed the state law claims and derivative claims filed against the Corporation and certain of its subsidiaries by shareholders in various third-party mutual funds. The claims under Section 10(b) of the Securities Exchange Act of 1934 were not dismissed. Also on November 3, 2005, the court dismissed the claims under the Securities Act of 1933, the claims under Sections 34(b) and 36(a) of the Investment Company Act of 1940 (ICA) and the state law claims against the Corporation and certain of its pre-merger FleetBoston subsidiaries. The claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 36(b) of the ICA were not dismissed.

On December 15, 2005, the Corporation and its named subsidiaries entered into a settlement of the direct and derivative claims brought on behalf of the Nations Funds shareholders and the ERISA claims brought on behalf of Bank of America Corporation’s 401(k) plan participants. Among other conditions, the settlement is contingent upon a minimum threshold amount being received by the Nations Funds shareholders and/or the Nations Funds mutual funds from the previously established regulatory settlement fund consisting of $250 million in disgorgement and $125 million in civil penalties paid by the Corporation in 2005. The settlement is subject to court approval. If the settlement is approved, the Corporation and its named subsidiaries would pay settlement administration costs and fees to plaintiffs’ counsel as approved by the court.

Parmalat Finanziaria S.p.A.

On December 24, 2003, Parmalat Finanziaria S.p.A. was admitted into insolvency proceedings in Italy, known as “extraordinary administration.” The Corporation, through certain of its subsidiaries, including BANA, provided financial services and extended credit to Parmalat and its related entities. On June 21, 2004, Extraordinary Commissioner Dr. Enrico Bondi filed with the Italian Ministry of Production Activities a plan of reorganization for the restructuring of the companies of the Parmalat group that are included in the Italian extraordinary administration proceeding.

In July 2004, the Italian Ministry of Production Activities approved the Extraordinary Commissioner’s restructuring plan, as amended, for the Parmalat group companies that are included in the Italian extraordinary administration proceeding. This plan was approved by the voting creditors of Parmalat and subsequently, on October 1, 2005, the Court of Parma, Italy issued its decision approving those claimants who would be recognized as creditors in the proceeding.

Litigation and investigations relating to Parmalat are pending in both Italy and the United States, and the Corporation is responding to inquiries concerning Parmalat from regulatory and law enforcement authorities in Italy and the United States.

Proceedings in Italy

On May 26, 2004, the Public Prosecutor’s Office for the Court of Milan, Italy filed criminal charges against Luca Sala, Luis Moncada, and Antonio Luzi, three former employees, alleging the crime of market manipulation in connection with a press release issued by Parmalat. The Public Prosecutor’s Office also filed a related charge against the

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Corporation asserting administrative liability based on an alleged failure to maintain an organizational model sufficient to prevent the alleged criminal activities of its former employees. Preliminary hearings began on this charge on February 22, 2006.

The main trial of the market manipulation charges against Messrs. Luzi, Moncada, and Sala began in the Court of Milan, Italy on September 28, 2005. Hearing dates in this trial are currently set through June 2006. The Corporation is participating in this trial as a party that has been damaged by the alleged actions of defendants other than its former employees, including former Parmalat officials. Additionally, pursuant to a December 19, 2005 court ruling, other third parties are participating in the trial who claim damages against BANA as a result of the alleged criminal violations of the Corporation’s former employees and other defendants.

Separately, The Public Prosecutor’s Office for the Court of Parma, Italy is conducting an investigation into the collapse of Parmalat. The Corporation has cooperated, and continues to cooperate, with The Public Prosecutor’s Office with respect to this investigation. The Public Prosecutor’s Office has given notice of its intention to file charges, including a charge of the crime of fraudulent bankruptcy under Italian criminal law, in connection with this investigation against the same three former employees of the Corporation who are named in the Milan criminal proceedings, Messrs. Luzi, Moncada and Sala.

Proceedings in the United States

On March 5, 2004, a First Amended Complaint was filed in a putative securities class action pending in the U.S. District Court for the Southern District of New York entitled Southern Alaska Carpenters Pension Fund et al. v. Bonlat Financing Corporation et al., which names the Corporation as a defendant. The action is brought on behalf of a putative class of purchasers of Parmalat securities. The First Amended Complaint alleges causes of action against the Corporation for violations of the federal securities laws based upon the Corporation’s alleged role in the alleged Parmalat accounting fraud. This action was consolidated with several other putative class actions filed against multiple defendants, and on October 18, 2004, an Amended Consolidated Complaint was filed. Unspecified damages are being sought. On July 13, 2005, the court granted in its entirety the motion to dismiss filed by the Corporation, BANA and Banc of America Securities Limited in the consolidated putative class actions. The court granted the plaintiffs a right to file a second amended complaint. After the filing of the second amended complaint and the Corporation’s motion to dismiss such complaint, on February 9, 2006, the court granted the Corporation’s motion to dismiss in part, allowing the plaintiff to proceed on claims with respect to two transactions entered into between the Corporation and Parmalat. On February 27, 2006, the Corporation filed its answer to the second amended complaint.

On October 7, 2004, Enrico Bondi filed an action in the U.S. District Court for the Western District of North Carolina on behalf of Parmalat and its shareholders and creditors against the Corporation and various related entities, entitled Dr. Enrico Bondi, Extraordinary Commissioner of Parmalat Finanziaria, S.p.A., et al. v. Bank of America Corporation, et al. (the Bondi Action). The complaint alleges federal and state RICO claims and various state law claims, including fraud. The complaint seeks damages in excess of $10.0 billion. The Bondi Action was transferred to the U.S. District Court for the Southern District of New York for coordinated pre-trial purposes with the putative class actions and other related cases against non-Bank of America defendants under the caption In re Parmalat Securities Litigation.

On August 5, 2005, the U.S. District Court for the Southern District of New York granted the Corporation’s motion to dismiss the Bondi Action in part, dismissing ten of the twelve counts. After the plaintiff’s filing of a First Amended Complaint on September 9, 2005, and the Corporation’s motion to dismiss such complaint on January 31, 2006, the court granted the Corporation’s motion to dismiss in part, allowing the plaintiff to proceed on the previously dismissed claims with respect to three transactions entered into between the Corporation and Parmalat. On February 10, 2006, the Corporation filed its answer to the First Amended Complaint and also its request to file counterclaims in the Bondi Action.

On November 23, 2005, the Official Liquidators of Food Holdings Limited and Dairy Holdings Limited, two entities in liquidation proceedings in the Cayman Islands, filed a complaint in the U.S. District Court for the Southern District of New York against the Corporation and several related entities, entitled Food Holdings Ltd, et al. v. Bank of America Corp., et al. (the Food Holdings Action). The complaint in the Food Holdings Action alleges that the Corporation and other defendants conspired with Parmalat in carrying out transactions involving the plaintiffs in connection with the funding of Parmalat’s Brazilian entities, and it asserts claims for fraud, negligent misrepresentation, breach of fiduciary duty and other related claims. The complaint seeks damages in excess of $400 million. The Food Holdings Action was consolidated for pretrial purposes with the other pending actions in the In Re Parmalat Securities Litigation matter.

On November 23, 2005, the Provisional Liquidators of Parmalat Capital Finance Limited (PCFL) (who are also the Official Liquidators of Food Holdings Ltd. and Dairy Holdings Ltd.) filed a complaint against the Corporation and

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

several related entities in North Carolina state court for Mecklenburg County, entitled Parmalat Capital Finance Limited v. Bank of America Corp., et al. (the PCFL Action). PCFL is a Cayman Islands corporation that is in liquidation proceedings in Grand Cayman. The PCFL Action alleges that the Corporation and other defendants conspired with Parmalat insiders to loot and divert monies from PCFL, and it asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and other related claims. PCFL asserts that it lost hundreds of millions of dollars as a direct result of the Corporation’s activities. The Corporation has filed a notice of removal to the U.S. District Court for the Western District of North Carolina. The PCFL Action has been transferred to the U.S. District Court for the Southern District of New York for coordinated pre-trial purposes with the other Parmalat-related proceedings.

On December 15, 2005, certain purchasers of Parmalat-related private placement offerings filed first amended petitions against the Corporation and various related entities in state courts in Iowa, entitled Principal Global Investors, LLC, et al. v. Bank of America Corporation, et al. (Principal Global Investors) and Monumental Life Insurance Company, et al. v. Bank of America Corporation, et al. (Monumental Life Insurance Company). The actions allege violations of Iowa state securities law and various state law claims, and seek rescission and unspecified damages based upon the Corporation’s and related entities’ alleged roles in certain private placement offerings issued by Parmalat-related companies. On January 4 and 5, 2006, respectively, the Principal Global Investors case was removed to the U.S. District Court for the Southern District of Iowa, and the Monumental Life Insurance Company case was removed to the U.S. District Court for the Northern District of Iowa. On February 13, 2006, the Corporation filed its answers to each of these complaints. On February 15, 2006, these cases were consolidated for pretrial purposes with the In Re Parmalat Securities Litigation matter.

On January 18, 2006, Gerald K. Smith, in his capacity as Trustee of Farmland Dairies LLC Litigation Trust, filed a complaint against the Corporation, BANA, BAS, BASL, Bank of America National Trust & Savings Association and BankAmerica International Limited, as well as other financial institutions and accounting firms, in the U.S. District Court for the Southern District of New York, entitled Gerald K. Smith, Litigation Trustee v. Bank of America Corporation, et al. (the “Farmland Action”). Prior to bankruptcy restructuring, Farmland Dairies LLC was a wholly-owned subsidiary of Parmalat USA Corporation, which was a wholly-owned subsidiary of Parmalat SpA. The Farmland Action asserts claims of aiding and abetting, breach of fiduciary duty, civil conspiracy and related claims against the Bank of America defendants and other defendants. The plaintiff seeks unspecified damages. On February 23, 2006, the plaintiff filed its first amended complaint.

Pension Plan Matters

The Corporation is a defendant in a putative class action entitled William L. Pender, et al. v. Bank of America Corporation, et al. (formerly captioned Anita Pothier, et al. v. Bank of America Corporation, et al.), which was initially filed June 2004 in the U.S. District Court for the Southern District of Illinois and subsequently transferred to the U.S. District Court for the Western District of North Carolina. The action is brought on behalf of participants in or beneficiaries of The Bank of America Pension Plan (formerly known as the NationsBank Cash Balance Plan) and The Bank of America 401(k) Plan (formerly known as the NationsBank 401(k) Plan). The Third Amended Complaint names as defendants the Corporation, BANA, The Bank of America Pension Plan, The Bank of America 401(k) Plan, the Bank of America Corporation Corporate Benefits Committee and various members thereof, and PricewaterhouseCoopers LLP. The two named plaintiffs are alleged to be a current and a former participant in The Bank of America Pension Plan and 401(k) Plan.

The Third Amended Complaint alleges the defendants violated various provisions of ERISA, including that the design of The Bank of America Pension Plan violated ERISA’s defined benefit pension plan standards and that such plan’s definition of normal retirement age is invalid. In addition, the complaint alleges age discrimination in the design and operation of The Bank of America Pension Plan, unlawful lump sum benefit calculation, violation of ERISA’s “anti-backloading” rule, improper benefit to the Corporation and its predecessor, and various prohibited transactions and fiduciary breaches. The complaint further alleges that certain voluntary transfers of assets by participants in The Bank of America 401(k) Plan to The Bank of America Pension Plan violated ERISA.

The complaint alleges that current and former participants in these plans are entitled to greater benefits and seeks declaratory relief, monetary relief in an unspecified amount, equitable relief, including an order reforming The Bank of America Pension Plan, attorneys’ fees and interest.

The court has scheduled the case for trial in September 2006. On September 25, 2005, defendants moved to dismiss the Third Amended Complaint. The motion is pending.

On December 1, 2005, the named plaintiffs moved to certify classes consisting of, among others, (1) all persons who accrued or who are currently accruing benefits under The Bank of America Pension Plan and (2) all persons who elected

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

to have amounts representing their account balances under The Bank of America 401(k) Plan transferred to The Bank of America Pension Plan. The motion for class certification is pending.

The IRS is conducting an audit of the 1998 and 1999 tax returns of The Bank of America Pension Plan and The Bank of America 401(k) Plan. This audit includes a review of voluntary transfers by participants of 401(k) Plan assets to The Bank of America Pension Plan and whether such transfers were in accordance with applicable law. In December 2005, the Corporation received a Technical Advice Memorandum from the National Office of the IRS that concludes that the amendments made to The Bank of America 401(k) Plan in 1998 to permit the voluntary transfers to The Bank of America Pension Plan violated the anti-cutback rule of Section 411(d)(6) of the Internal Revenue Code. The Corporation continues to participate in administrative proceedings with the IRS regarding issues raised in the audit.

On September 29, 2004, a separate putative class action, entitled Donna C. Richards v. FleetBoston Financial Corp. and the FleetBoston Financial Pension Plan (Fleet Pension Plan), was filed in the U.S. District Court for the District of Connecticut on behalf of all former and current Fleet employees who on December 31, 1996, were not at least age 50 with 15 years of vesting service and who participated in the Fleet Pension Plan before January 1, 1997, and who have participated in the Fleet Pension Plan at any time since January 1, 1997.

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

On December 28, 2004, plaintiff filed a motion for class certification. On January 25, 2005, the defendants moved to dismiss the action. These motions are pending.

Refco

Beginning in October 2005, BAS was named as a defendant in several federal class action and derivative lawsuits filed in the U.S. District Court for the Southern District of New York relating to Refco Inc. The lawsuits variously name as other defendants Refco’s outside auditors, certain officers and directors of Refco, other financial services companies (including in two cases the Corporation), and other individuals and companies. The actions allege violations of federal securities laws and state laws in connection with the sale of Refco securities, including the Refco senior subordinated notes offering in August 2004 and the Refco initial public offering in August 2005. Customers of Refco have also named BAS, the Corporation and other underwriters as defendants in a federal class action under the federal securities laws. The complaints seek unspecified damages. BAS is also responding to various regulatory inquiries relating to Refco.

Trading and Research Activities

The SEC has been conducting a formal investigation with respect to certain trading and research-related activities of BAS. These matters primarily arose during the period 1999-2001 in BAS’ San Francisco operations. In September 2005, the SEC staff advised BAS that it intends to recommend to the SEC an enforcement action against BAS in connection with these matters. This matter remains pending.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 14—Shareholders’ Equity and Earnings Per Common Share

The following table presents share repurchase activity for the three months and years ended December 31, 2005, 2004 and 2003, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs(1)	Weighted Average Per Share Price(1)	Remaining Buyback Authority under Announced Programs(2)
			Dollars	Shares
Three months ended March 31, 2005	43,214	$46.05	$14,688	237,411
Three months ended June 30, 2005	40,300	45.38	12,859	197,111
Three months ended September 30, 2005	10,673	43.32	11,403	186,438

October 1-31, 2005	0	0.00	11,403	186,438
November 1-30, 2005	11,550	45.38	10,879	174,888
December 1-31, 2005	20,700	46.42	9,918	154,188

Three months ended December 31, 2005	32,250	46.05

Year ended December 31, 2005	126,437	45.61

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs(3)	Weighted Average Per Share Price(3)	Remaining Buyback Authority under Announced Programs(4)
			Dollars	Shares
Three months ended March 31, 2004	24,306	$40.03	$12,378	204,178
Three months ended June 30, 2004	49,060	41.07	7,978	155,118
Three months ended September 30, 2004	40,430	43.56	6,217	114,688

October 1-31, 2004	16,102	44.24	5,505	98,586
November 1-30, 2004	11,673	45.84	4,969	86,913
December 1-31, 2004	6,288	46.32	4,678	80,625

Three months ended December 31, 2004	34,063	45.17

Year ended December 31, 2004	147,859	42.52

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs(5)	Weighted Average Per Share Price(5)	Remaining Buyback Authority under Announced Programs(6)
			Dollars	Shares
Three months ended March 31, 2003	36,800	$34.24	$13,930	270,370
Three months ended June 30, 2003	60,600	37.62	10,610	209,770
Three months ended September 30, 2003	50,230	40.32	8,585	159,540

October 1-31, 2003	13,800	40.28	8,029	145,740
November 1-30, 2003	64,212	37.68	5,610	81,528
December 1-31, 2003	33,044	38.10	4,351	48,484

Three months ended December 31, 2003	111,056	38.13

Year ended December 31, 2003	258,686	37.88

(1)	Reduced Shareholders’ Equity by $5.8 billion and increased diluted earnings per common share by $0.05 in 2005. These repurchases were partially offset by the issuance of approximately 79.6 million shares of common stock under employee plans, which increased Shareholders’ Equity by $3.1 billion, net of $145 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.04 in 2005.
(2)	On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion. This repurchase plan was completed during the third quarter of 2005. On March 22, 2005, the Board authorized an additional stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months.
(3)	Reduced Shareholders’ Equity by $6.3 billion and increased diluted earnings per common share by $0.06 in 2004. These repurchases were partially offset by the issuance of approximately 121 million shares of common stock under employee plans, which increased Shareholders’ Equity by $3.9 billion, net of $127 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.06 in 2004.
(4)	On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004. On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion. This repurchase plan was completed during the third quarter of 2005.
(5)	Reduced Shareholders’ Equity by $9.8 billion and increased diluted earnings per common share by $0.11 in 2003. These repurchases were partially offset by the issuance of approximately 139 million shares of common stock under employee plans, which increased Shareholders’ Equity by $4.2 billion, net of $123 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.08 in 2003.
(6)	On December 11, 2001, the Board authorized a stock repurchase program of up to 260 million shares of the Corporation’s common stock at an aggregate cost of up to $10.0 billion. This repurchase plan was completed during the second quarter of 2003. On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004.

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

At December 31, 2005, the Corporation had 690,000 shares authorized and 382,450 shares, or $96 million, outstanding of Bank of America 6.75% Perpetual Preferred Stock with a stated value of $250 per share. Ownership is held in the form of depositary shares paying dividends quarterly at an annual rate of 6.75 percent. On or after April 15, 2006, the Corporation may redeem Bank of America 6.75% Perpetual Preferred Stock, in whole or in part, at its option, at $250 per share, plus accrued and unpaid dividends.

The Corporation also had 805,000 shares authorized and 700,000 shares, or $175 million, outstanding of Bank of America Fixed/Adjustable Rate Cumulative Preferred Stock with a stated value of $250 per share. Ownership is held in the form of depositary shares paying dividends quarterly at an annual rate of 6.60 percent through April 1, 2006. After April 1, 2006, the dividend rate on Fixed/Adjustable Rate Cumulative Preferred Stock will be a rate per annum equal to 0.50 percent plus the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate, and the Thirty Year Constant Maturity Rate, as each term is defined in BAC’s Amended and Restated Certificate of Designations establishing the Fixed/Adjustable Rate Cumulative Preferred Stock. The applicable rate per annum for any dividend period beginning on or after April 1, 2006 will not be less than 7.00 percent nor greater than 13.00 percent. On or after April 1, 2006, the Corporation may redeem Bank of America Fixed/Adjustable Rate Cumulative Preferred Stock, in whole or in part, at its option, at $250 per share, plus accrued and unpaid dividends.

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

The following table presents the changes in Accumulated OCI for 2005 and 2004.

(Dollars in millions)(1)	Securities	Derivatives(2)	Other	Total
Balance, December 31, 2003 (Restated)	$(70)	$(2,094)	$(270)	$(2,434)
Net change in fair value recorded in Accumulated OCI	1,088	(294)	(18)	776
Less: Net gains (losses) reclassified into earnings(3)	1,215	(109)	—	1,106

Balance, December 31, 2004 (Restated)	(197)	(2,279)	(288)	(2,764)

Net change in fair value recorded in Accumulated OCI	(1,907)	(2,225)	48	(4,084)
Less: Net gains (losses) reclassified into earnings(3)	874	(166)	—	708

Balance, December 31, 2005	$(2,978)	$(4,338)	$(240)	$(7,556)

(1)	Amounts shown are net-of-tax.

(2)	The amount included in Accumulated OCI for terminated derivative contracts was a loss of $2.5 billion and a gain of $143 million, net-of-tax, at December 31, 2005 and 2004.

(3)	Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The calculation of earnings per common share and diluted earnings per common share for 2005, 2004 and 2003 is presented below. See Note 1 of the Consolidated Financial Statements for a discussion on the calculation of earnings per common share.

(Dollars in millions, except per share information; shares in thousands)	2005	2004 (Restated)	2003 (Restated)
Earnings per common share
Net income	$16,465	$13,947	$10,762
Preferred stock dividends	(18)	(16)	(4)

Net income available to common shareholders	$16,447	$13,931	$10,758

Average common shares issued and outstanding	4,008,688	3,758,507	2,973,407

Earnings per common share	$4.10	$3.71	$3.62

Diluted earnings per common share
Net income available to common shareholders	$16,447	$13,931	$10,758
Convertible preferred stock dividends	—	2	4

Net income available to common shareholders and assumed conversions	$16,447	$13,933	$10,762

Average common shares issued and outstanding	4,008,688	3,758,507	2,973,407
Dilutive potential common shares(1, 2)	59,452	65,436	56,949

Total diluted average common shares issued and outstanding	4,068,140	3,823,943	3,030,356

Diluted earnings per common share	$4.04	$3.64	$3.55

(1)	For 2005, 2004 and 2003, average options to purchase 39 million, 62 million and 34 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units, restricted stock shares and stock options.

Effective for the third quarter dividend, the Board increased the quarterly cash dividend 11 percent from $0.45 to $0.50 per common share. In October 2005, the Board declared a fourth quarter cash dividend which was paid on December 23, 2005 to common shareholders of record on December 2, 2005. In January 2006, the Board declared a quarterly cash dividend of $0.50 per common share payable on March 24, 2006 to shareholders of record on March 3, 2006.

Note 15—Regulatory Requirements and Restrictions

The Board of Governors of the Federal Reserve System (FRB) requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balances required by the FRB were $6.4 billion and $6.3 billion for 2005 and 2004. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the Federal Reserve Bank amounted to $361 million and $627 million for 2005 and 2004.

The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Bank of America, N.A., Bank of America, N.A. (USA) and Fleet National Bank declared and paid dividends of $7.4 billion, $1.9 billion and $750 million, respectively, for 2005 to the parent. On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. In 2006, Bank of America, N.A. and Bank of America, N.A. (USA) can declare and pay dividends to the parent of $12.1 billion and $879 million plus an additional amount equal to its net profits for 2006, as defined by statute, up to the date of any such dividend declaration. The other subsidiary national banks can initiate aggregate dividend payments in 2006 of $44 million plus an additional amount equal to their net profits for 2006, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the OCC is the subsidiary bank’s net profits for that year combined with its net retained profits, as defined, for the preceding two years.

The FRB, the OCC and the Federal Deposit Insurance Corporation (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2005 and 2004, the Corporation, Bank of America, N.A. and Bank of America,

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

N.A. (USA) were classified as well-capitalized under this regulatory framework. There have been no conditions or events since December 31, 2005 that management believes have changed the Corporation’s, Bank of America, N.A.’s and Bank of America, N.A. (USA)’s capital classifications.

The regulatory capital guidelines measure capital in relation to the credit and market risks of both on and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes Common Shareholders’ Equity, Trust Securities, minority interests and qualifying Preferred Stock, less Goodwill and other adjustments. Tier 2 Capital consists of Preferred Stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. Tier 3 Capital can only be used to satisfy the Corporation’s market risk capital requirement and may not be used to support its credit risk requirement. At December 31, 2005 and 2004, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

Certain corporate sponsored trust companies which issue trust preferred securities (Trust Securities) are not consolidated under FIN 46R. As a result, the Trust Securities are not included on our Consolidated Balance Sheets. On March 1, 2005, the FRB issued Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital (the Final Rule) which allows Trust Securities to continue to qualify as Tier 1 Capital with revised quantitative limits that would be effective after a five-year transition period. As a result, Trust Securities are included in Tier 1 Capital.

The FRB’s Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At December 31, 2005, our restricted core capital elements comprised 16.6 percent of total core capital elements. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

On July 28, 2004, the FRB and other regulatory agencies issued the Final Capital Rule for Consolidated Asset-backed Commercial Paper Program Assets (the Final Rule). The Final Rule allows companies to exclude from risk-weighted assets, the assets of consolidated asset-backed commercial paper (ABCP) conduits when calculating Tier 1 and Total Risk-based Capital ratios. The Final Rule also requires that liquidity commitments provided by the Corporation to ABCP conduits, whether consolidated or not, be included in the capital calculations. The Final Rule was effective September 30, 2004. There was no material impact to Tier 1 and Total Risk-based Capital as a result of the adoption of this rule.

To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average Total Assets, after certain adjustments. The leverage ratio guidelines establish a minimum of three percent. Banking organizations must maintain a leverage capital ratio of at least five percent to be classified as well-capitalized. As of December 31, 2005, the Corporation was classified as well-capitalized for regulatory purposes, the highest classification.

Net Unrealized Gains (Losses) on AFS Debt Securities, Net Unrealized Gains on AFS Marketable Equity Securities and the Net Unrealized Gains (Losses) on Derivatives included in Shareholders’ Equity at December 31, 2005 and 2004, are excluded from the calculations of Tier 1 Capital and leverage ratios. The Total Capital ratio excludes all of the above with the exception of up to 45 percent of Net Unrealized Gains on AFS Marketable Equity Securities.

Regulatory Capital Developments

In June 2004, the Basel Committee on Banking Supervision issued a new set of risk-based capital standards (Basel II) with the intent of more closely aligning regulatory capital requirements with underlying risk. In August 2003, the U.S. regulatory agencies drafted the Advanced Notice of Proposed Rulemaking to establish a comparable rule for large U.S. financial institutions. The final rule, which is expected to be issued during the second quarter of 2006, will provide us with clarification as to the requirements under U.S. regulations.

Several of our international units will begin implementing Basel II locally during 2006, with full implementation by 2007. U.S. regulatory agencies have delayed implementation of Basel II for the consolidated entity until 2008. During

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2008, we will operate in a parallel testing environment, where current regulatory capital measures will be utilized simultaneously with the new rules. However, in 2009 and until at least 2011, the U.S. is expected to impose floors (limits) on capital reductions when compared to current measures.

Regulatory Capital

	December 31
	2005			2004
				(Restated)
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.25%	$74,375	$36,059	8.20%	$65,049	$31,735
Bank of America, N.A.	8.70	69,547	31,987	8.23	46,546	22,628
Fleet National Bank(2)	—	—	—	10.10	14,741	5,837
Bank of America, N.A. (USA)	8.66	5,567	2,570	8.54	3,879	1,817
Total
Bank of America Corporation	11.08	99,901	72,118	11.73	93,034	63,470
Bank of America, N.A.	10.73	85,773	63,973	10.27	58,079	45,255
Fleet National Bank(2)	—	—	—	13.32	19,430	11,673
Bank of America, N.A. (USA)	11.46	7,361	5,140	11.93	5,418	3,634
Leverage
Bank of America Corporation	5.91	74,375	37,732	5.89	65,049	33,141
Bank of America, N.A.	6.69	69,547	31,192	6.22	46,546	22,444
Fleet National Bank(2)	—	—	—	8.15	14,741	5,427
Bank of America, N.A. (USA)	9.37	5,567	1,783	9.19	3,879	1,266

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)	On June 13, 2005, Fleet National Bank merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

Note 16—Employee Benefit Plans

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

As a result of the FleetBoston Merger, the Corporation assumed the obligations related to the plans of former FleetBoston. These plans are substantially similar to the legacy Bank of America plans discussed above, however, the

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

FleetBoston Financial Pension Plan does not allow participants to select various earnings measures; rather the earnings rate is based on a benchmark rate. The tables within this Note include the information related to these plans beginning on April 1, 2004.

Reflected in these results are key changes to the Postretirement Health and Life Plans and the Nonqualified Pension Plans. On December 8, 2003, the President signed the Medicare Act into law. The Medicare Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. In the third quarter of 2004, the Corporation adopted FSP No. 106-2, which resulted in a reduction of $53 million in the Corporation’s accumulated postretirement benefit obligation. In addition, the Corporation’s net periodic benefit cost for other postretirement benefits was decreased by $15 million for 2004 as a result of the remeasurement.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2005 and 2004. Prepaid and accrued benefit costs are reflected in Other Assets, and Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet. The discount rate assumption is based on a cash flow matching technique and this assumption is subject to change each year. This technique utilizes a yield curve based upon Moody’s Aa corporate bonds with cash flows that match estimated benefit payments to produce the discount rate assumption. For the Pension Plan and the FleetBoston Pension Plan (the Qualified Pension Plans), as well as the Postretirement Health and Life Plans, the discount rate at December 31, 2005, was 5.50 percent. For both the Qualified Pension Plans and the Postretirement Health and Life Plans, the expected long-term return on plan assets will be 8.00 percent for 2006. The expected return on plan assets is determined using the calculated market-related value for the Qualified Pension Plans and the fair value for the Postretirement Health and Life Plans. The asset valuation method for the Qualified Pension Plans recognizes 60 percent of the market gains or losses in the first year, with the remaining 40 percent spread equally over the next four years.

	Qualified Pension Plans(1)		Nonqualified Pension Plans(1)		Postretirement Health and Life Plans(1)
(Dollars in millions)	2005	2004	2005	2004	2005	2004
Change in fair value of plan assets
(Primarily listed stocks, fixed income and real estate)
Fair value, January 1	$12,153	$8,975	$1	$—	$166	$156
FleetBoston balance, April 1, 2004	—	2,277	—	1	—	45
Actual return on plan assets	803	1,447	—	—	11	25
Company contributions(2)	1,000	200	118	63	27	40
Plan participant contributions	—	—	—	—	98	82
Benefits paid	(859)	(746)	(118)	(63)	(176)	(182)

Fair value, December 31	$13,097	$12,153	$1	$1	$126	$166

Change in projected benefit obligation
Projected benefit obligation, January 1	$11,461	$8,428	$1,094	$712	$1,352	$1,127
FleetBoston balance, April 1, 2004	—	2,045	—	377	—	196
Service cost	261	257	11	27	11	9
Interest cost	643	623	61	62	78	76
Plan participant contributions	—	—	—	—	98	82
Plan amendments	(77)	19	(1)	(74)	—	(12)
Actuarial loss	261	835	61	53	57	56
Benefits paid	(859)	(746)	(118)	(63)	(176)	(182)

Projected benefit obligation, December 31	$11,690	$11,461	$1,108	$1,094	$1,420	$1,352

Funded status, December 31
Accumulated benefit obligation (ABO)	$11,383	$11,025	$1,085	$1,080	n/a	n/a
Overfunded (unfunded) status of ABO	1,714	1,128	(1,084)	(1,079)	n/a	n/a
Provision for future salaries	307	436	23	14	n/a	n/a
Projected benefit obligation (PBO)	11,690	11,461	1,108	1,094	1,420	$1,352

Overfunded (unfunded) status of PBO	$1,407	$692	$(1,107)	$(1,093)	$(1,294)	$(1,186)
Unrecognized net actuarial loss	2,621	2,364	262	234	92	112
Unrecognized transition obligation	—	—	—	—	221	252
Unrecognized prior service cost	209	328	(52)	(59)	—	—

Prepaid (accrued) benefit cost	$4,237	$3,384	$(897)	$(918)	$(981)	$(822)

Weighted average assumptions, December 31
Discount rate(3)	5.50%	5.75%	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.50	8.50	n/a	n/a	8.50	8.50
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
(2)	The Corporation’s best estimate of its contributions to be made to the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans in 2006 is $0 million, $97 million and $37 million.
(3)	In connection with the FleetBoston Merger, the plans of former FleetBoston were remeasured on April 1, 2004, using a discount rate of 6.00 percent.
n/a	= not applicable

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amounts recognized in the Consolidated Financial Statements at December 31, 2005 and 2004 were as follows:

	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2005	2004	2005	2004	2005	2004
Prepaid benefit cost	$4,237	$3,384	$—	$—	$—	$—
Accrued benefit cost	—	—	(897)	(918)	(981)	(822)
Additional minimum liability	—	—	(187)	(161)	—	—
Intangible asset	—	—	—	1	—	—
Accumulated OCI	—	—	187	160	—	—

Net amount recognized at December 31	$4,237	$3,384	$(897)	$(918)	$(981)	$(822)

Net periodic pension benefit cost for 2005, 2004 and 2003 included the following components:

	Qualified Pension Plans			Nonqualified Pension Plans
(Dollars in millions)	2005	2004	2003	2005	2004	2003
Components of net periodic pension benefit cost
Service cost	$261	$257	$187	$11	$27	$25
Interest cost	643	623	514	61	62	45
Expected return on plan assets	(983)	(915)	(735)	—	—	—
Amortization of prior service cost	44	55	55	(8)	3	3
Recognized net actuarial loss	182	92	47	24	14	11
Recognized loss due to settlements and curtailments	—	—	—	9	—	—

Net periodic pension benefit cost	$147	$112	$68	$97	$106	$84

Weighted average assumptions used to determine net cost for years ended December 31
Discount rate(1)	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50	8.50	8.50	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

(1)	In connection with the FleetBoston Merger, the plans of former FleetBoston were remeasured on April 1, 2004, using a discount rate of 6.00 percent.
n/a	= not applicable

For 2005, 2004 and 2003, net periodic postretirement benefit cost included the following components:

(Dollars in millions)	2005	2004(1)	2003
Components of net periodic postretirement benefit cost
Service cost	$11	$9	$9
Interest cost	78	76	68
Expected return on plan assets	(14)	(16)	(15)
Amortization of transition obligation	31	32	32
Amortization of prior service cost	—	1	4
Recognized net actuarial loss	80	74	89

Net periodic postretirement benefit cost	$186	$176	$187

Weighted average assumptions used to determine net cost for years ended December 31
Discount rate(2)	5.75%	6.25%	6.75%
Expected return on plan assets	8.50	8.50	8.50

(1)	Includes the effect of the adoption of FSP No. 106-2, which reduced net periodic postretirement benefit cost by $15 million.
(2)	In connection with the FleetBoston Merger, the plans of former FleetBoston were remeasured on April 1, 2004, using a discount rate of 6.00 percent.

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

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health Care Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health Care Plans was 10 percent for 2006, reducing in steps to 5 percent in 2011 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $3 million and $51 million in 2005, $4 million and $56 million in 2004, and $4 million and $52 million in 2003. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs and the benefit obligation by $3 million and $43 million in 2005, $3 million and $48 million in 2004, and $3 million and $48 million in 2003.

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

The Expected Return on Asset Assumption (EROA assumption) was developed through analysis of historical market returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The EROA assumption represents a long-term average view of the performance of the Qualified Pension Plans and Postretirement Health and Life Plan assets, a return that may or may not be achieved during any one calendar year. In a simplistic analysis of the EROA assumption, the building blocks used to arrive at the long-term return assumption would include an implied return from equity securities of 8.75 percent, debt securities of 5.75 percent, and real estate of 8.75 percent for all pension plans and postretirement health and life plans.

The Qualified Pension Plans’ asset allocation at December 31, 2005 and 2004 and target allocation for 2006 by asset category are as follows:

	2006 Target Allocation	Percentage of Plan Assets at December 31
Asset Category		2005	2004
Equity securities	65 – 80%	71%	75%
Debt securities	20 – 35	27	23
Real estate	0 – 5	2	2

Total		100%	100%

Equity securities include common stock of the Corporation in the amounts of $798 million (6.10 percent of total plan assets) and $871 million (7.17 percent of total plan assets) at December 31, 2005 and 2004.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Postretirement Health and Life Plans’ asset allocation at December 31, 2005 and 2004 and target allocation for 2006 by asset category are as follows:

	2006 Target Allocation	Percentage of Plan Assets at December 31
Asset Category		2005	2004
Equity securities	50 – 70%	57%	75%
Debt securities	30 – 50	41	24
Real estate	0 – 5	2	1

Total		100%	100%

The Bank of America Postretirement Health and Life Plans had no investment in the common stock of the Corporation at December 31, 2005 or 2004. The FleetBoston Postretirement Health and Life Plans included common stock of the Corporation in the amount of $0.3 million (0.27 percent of total plan assets) at December 31, 2005 and $0.3 million (0.20 percent of total plan assets) at December 31, 2004.

Projected Benefit Payments

Benefit payments projected to be made from the Qualified Pension Plans, the Nonqualified Pension Plans and the Postretirement Health and Life Plans are as follows:

(Dollars in millions)	Qualified Pension Plans(1)	Nonqualified Pension Plans(2)	Postretirement Health and Life Plans
			Net Payments(3)	Medicare Subsidy
2006	$867	$97	$98	$3
2007	899	96	97	4
2008	925	109	97	4
2009	940	105	97	4
2010	945	109	96	4
2011 – 2015	4,885	554	447	18

(1)	Benefit payments expected to be made from the plans’ assets.
(2)	Benefit payments expected to be made from the Corporation’s assets.
(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Defined Contribution Plans

The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans. As a result of the FleetBoston Merger, beginning on April 1, 2004, the Corporation maintains the defined contribution plans of former FleetBoston. There are two components of the qualified defined contribution plans, the Bank of America 401(k) Plan and the FleetBoston Financial Savings Plan (the 401(k) Plans), an employee stock ownership plan (ESOP) and a profit-sharing plan.

The Corporation contributed approximately $274 million, $267 million and $204 million for 2005, 2004 and 2003, in cash and stock. Contributions in 2003 were utilized primarily to purchase the Corporation’s common stock under the terms of the Bank of America 401(k) Plan. At December 31, 2005 and 2004, an aggregate of 106 million shares and 113 million shares of the Corporation’s common stock were held by the 401(k) Plans. During 2004, the Corporation converted the ESOP Preferred Stock held by the Bank of America 401(k) Plan to common stock so that there were no outstanding shares of preferred stock at December 31, 2004 in the 401(k) Plans.

Under the terms of the ESOP Preferred Stock provision, payments to the plan for dividends on the ESOP Preferred Stock were $4 million for 2004 and 2003. Payments to the plan for dividends on the ESOP Common Stock were $207 million, $181 million and $128 million during the same years.

In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

Rewarding Success Plan

In 2005, the Corporation introduced a broad-based cash incentive plan for more than 140,000 associates that meet certain eligibility criteria and are below certain compensation levels. The amount of the cash award is determined based on the Corporation’s operating net income and common stock price performance for the full year. During 2005, the Corporation recorded an expense of $145 million for this plan.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 17—Stock-based Compensation Plans

At December 31, 2005, the Corporation had certain stock-based compensation plans that are described below. For all stock-based compensation awards issued prior to January 1, 2003, the Corporation applied the provisions of APB 25 in accounting for its stock option and award plans. Stock-based compensation plans enacted after December 31, 2002, are accounted for under the provisions of SFAS 123. For additional information on the accounting for stock-based compensation plans and pro forma disclosures, see Note 1 of the Consolidated Financial Statements.

The following table presents information on equity compensation plans at December 31, 2005:

	Number of Shares to be Issued Upon Exercise of Outstanding Options(1,4)	Weighted Average Exercise Price of Outstanding Options(2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans(3)
Plans approved by shareholders	231,465,981	$35.91	167,163,952
Plans not approved by shareholders	20,032,226	30.63	—

Total	251,498,207	$35.47	167,163,952

(1)	Includes 10,655,618 unvested restricted stock units.
(2)	Does not take into account unvested restricted stock units.
(3)	Excludes shares to be issued upon exercise of outstanding options.
(4)	In addition to the securities presented in the table above, there were outstanding options to purchase 57,290,213 shares of the Corporation’s common stock and 1,275,565 unvested restricted stock units granted to employees of predecessor companies assumed in mergers. The weighted average option price of the assumed options was $33.69 at December 31, 2005.

The Corporation has certain stock-based compensation plans that were approved by its shareholders. These plans are the Key Employee Stock Plan and the Key Associate Stock Plan. Descriptions of the material features of these plans follow.

Key Employee Stock Plan

The Key Employee Stock Plan, as amended and restated, provided for different types of awards. These include stock options, restricted stock shares and restricted stock units. Under the plan, ten-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002, to certain employees at the closing market price on the respective grant dates. Options granted under the plan generally vest in three or four equal annual installments. At December 31, 2005, approximately 90 million options were outstanding under this plan. No further awards may be granted.

Key Associate Stock Plan

On April 24, 2002, the shareholders approved the Key Associate Stock Plan to be effective January 1, 2003. This approval authorized and reserved 200 million shares for grant in addition to the remaining amount under the Key Employee Stock Plan as of December 31, 2002, which was approximately 34 million shares plus any shares covered by awards under the Key Employee Stock Plan that terminate, expire, lapse or are cancelled after December 31, 2002. Upon the FleetBoston Merger, the shareholders authorized an additional 102 million shares for grant under the Key Associate Stock Plan. At December 31, 2005, approximately 130 million options were outstanding under this plan. Approximately 18 million shares of restricted stock and restricted stock units were granted during 2005. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date. The Corporation incurred restricted stock expense of $486 million, $288 million and $276 million in 2005, 2004 and 2003.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Corporation has certain stock-based compensation plans that were not approved by its shareholders. These broad-based plans are the 2002 Associates Stock Option Plan and Take Ownership!. Descriptions of the material features of these plans follow.

2002 Associates Stock Option Plan

The Bank of America Corporation 2002 Associates Stock Option Plan covered all employees below a specified executive grade level. Under the plan, eligible employees received a one-time award of a predetermined number of options entitling them to purchase shares of the Corporation’s common stock. All options are nonqualified and have an exercise price equal to the fair market value on the date of grant. Approximately 108 million options were granted on February 1, 2002. The award included two performance-based vesting triggers. During 2003, the first option vesting trigger was achieved. During 2004, the second option vesting trigger was achieved. In addition, the options continue to be exercisable following termination of employment under certain circumstances. At December 31, 2005, approximately 20 million options were outstanding under this plan. The options expire on January 31, 2007. No further awards may be granted.

Take Ownership!

The Bank of America Global Associate Stock Option Program (Take Ownership!) covered all employees below a specified executive grade level. Under the plan, eligible employees received an award of a predetermined number of stock options entitling them to purchase shares of the Corporation’s common stock at the fair market value on the grant date. Options were granted on the first business day of 1999, 2000 and 2001. All options are nonqualified. At January 2, 2004, all options issued under this plan were fully vested. These options expire five years after the grant date. In addition, the options continue to be exercisable following termination of employment under certain circumstances. At December 31, 2005, approximately 134 thousand options were outstanding under this plan. No further awards may be granted. All remaining options expired January 2, 2006.

Additional stock option plans assumed in connection with various acquisitions remain outstanding and are included in the following tables. No further awards may be granted under these plans. The following tables present the status of all plans at December 31, 2005, 2004 and 2003, and changes during the years then ended:

	2005		2004		2003
Employee stock options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	337,551,559	$32.93	320,331,380	$30.66	411,447,300	$29.10
Options assumed through acquisition	—	—	78,761,708	28.68	—	—
Granted	35,615,891	46.58	63,472,170	40.80	61,336,790	35.03
Exercised	(68,206,402)	29.89	(111,958,135)	27.77	(132,491,842)	27.72
Forfeited	(6,828,246)	38.59	(13,055,564)	34.15	(19,960,868)	31.41

Outstanding at December 31	298,132,802	35.13	337,551,559	32.93	320,331,380	30.66

Options exercisable at December 31	213,326,486	32.41	243,735,846	30.73	167,786,372	30.02

Weighted average fair value of options granted during the year		$6.48		$5.59		$6.77

	2005		2004		2003
Restricted stock/unit awards	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding unvested grants at January 1	20,449,565	$37.12	16,170,546	$31.64	15,679,946	$30.37
Share obligations assumed through acquisition	—	—	7,720,476	31.62	—	—
Granted	17,599,740	46.60	10,338,327	41.03	8,893,718	34.69
Vested	(9,409,844)	37.48	(12,031,945)	29.43	(7,697,576)	32.47
Canceled	(1,361,355)	43.49	(1,747,839)	38.10	(705,542)	32.85

Outstanding unvested grants at December 31	27,278,106	$42.79	20,449,565	$37.12	16,170,546	$31.64

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Term	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 5.00 – $15.00	60,888	0.2 years	$12.87	60,888	$12.87
$15.01 – $23.25	6,181,199	4.7 years	19.09	6,181,199	19.09
$23.26 – $32.75	121,675,632	4.2 years	28.93	121,674,932	28.93
$32.76 – $49.50	170,215,083	6.7 years	40.14	85,409,467	38.34

Total	298,132,802	5.6 years	$35.13	213,326,486	$32.41

Note 18—Income Taxes

The components of Income Tax Expense for 2005, 2004 and 2003 were as follows:

(Dollars in millions)	2005	2004 (Restated)	2003 (Restated)
Current income tax expense
Federal	$5,229	$6,392	$4,642
State	676	683	412
Foreign	415	405	260

Total current expense	6,320	7,480	5,314

Deferred income tax expense (benefit)
Federal	1,577	(512)	(249)
State	85	(23)	(50)
Foreign	33	16	4

Total deferred expense (benefit)	1,695	(519)	(295)

Total income tax expense(1)	$8,015	$6,961	$5,019

(1)	Does not reflect the deferred tax effects of Unrealized Gains and Losses on AFS Debt and Marketable Equity Securities, Foreign Currency Translation Adjustments and Derivatives that are included in Accumulated OCI. As a result of these tax effects, Accumulated OCI increased $2,863 million, $303 million and $1,916 million in 2005, 2004 and 2003. Also, does not reflect tax benefits associated with the Corporation’s employee stock plans which increased Common Stock and Additional Paid-in Capital $416 million, $401 million and $443 million in 2005, 2004 and 2003. Goodwill was reduced $22 million and $101 million in 2005 and 2004, reflecting the tax benefits attributable to exercises of employee stock options issued by FleetBoston which had vested prior to the merger date.

Income Tax Expense for 2005, 2004 and 2003 varied from the amount computed by applying the statutory income tax rate to Income before Income Taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent to the Corporation’s actual Income Tax Expense and resulting effective tax rate for 2005, 2004 and 2003 follows:

	2005		2004 (Restated)		2003 (Restated)
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected federal income tax expense	$8,568	35.0%	$7,318	35.0%	$5,523	35.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income, including dividends	(605)	(2.5)	(526)	(2.5)	(325)	(2.1)
State tax expense, net of federal benefit	495	2.0	429	2.1	235	1.5
Goodwill amortization	—	—	—	—	12	0.1
IRS tax settlement	—	—	—	—	(84)	(0.5)
Low income housing credits/other credits	(423)	(1.7)	(352)	(1.7)	(212)	(1.3)
Foreign tax differential	(99)	(0.4)	(78)	(0.4)	(50)	(0.3)
Other	79	0.3	170	0.8	(80)	(0.6)

Total income tax expense	$8,015	32.7%	$6,961	33.3%	$5,019	31.8%

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During 2002, the Corporation reached a tax settlement agreement with the IRS. This agreement resolved issues for numerous tax returns of the Corporation and various predecessor companies and finalized all federal income tax liabilities, excluding those relating to FleetBoston, through 1999. As a result of the settlement, a reduction in Income Tax Expense of $84 million in 2003 was recorded representing refunds received.

The IRS is currently examining the Corporation’s federal income tax returns for the years 2000 through 2002 as well as the tax returns of FleetBoston and certain other subsidiaries for years ranging from 1997 to 2000. The Corporation’s current estimate of the resolution of these various examinations is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Corporation’s estimate may result in future income tax expense or benefit.

Significant components of the Corporation’s net deferred tax liability at December 31, 2005 and 2004 are presented in the following table.

	December 31
(Dollars in millions)	2005	2004 (Restated)
Deferred tax liabilities
Equipment lease financing	$6,455	$6,192
Intangibles	1,138	803
Investments	238	1,088
State income taxes	168	222
Fixed assets	152	47
Loan fees and expenses	142	—
Deferred gains and losses	15	251
Other	1,122	874

Gross deferred tax liabilities	9,430	9,477

Deferred tax assets
Security valuations	2,822	2,434
Allowance for credit losses	2,623	2,973
Available-for-sale securities	1,845	146
Accrued expenses	1,235	533
Employee compensation and retirement benefits	559	648
Foreign tax credit carryforward	169	467
Loan fees and expenses	—	241
Other	416	1,288

Gross deferred tax assets	9,669	8,730

Valuation allowance(1)	(253)	(155)

Total deferred tax assets, net of valuation allowance	9,416	8,575

Net deferred tax liabilities(2)	$14	$902

(1)	At December 31, 2004, $70 million of the valuation allowance related to gross deferred tax assets was attributable to the FleetBoston Merger. Future recognition of the tax attributes associated with these gross deferred tax assets would result in tax benefits being allocated to reduce Goodwill.
(2)	The Corporation’s net deferred tax liabilities were adjusted during 2005 and 2004 to include $279 million of net deferred tax liabilities and $2.0 billion of net deferred tax assets related to business combinations accounted for under the purchase method.

The valuation allowance at December 31, 2005 and 2004 is attributable to deferred tax assets generated in certain state and foreign jurisdictions. During 2005, deferred tax assets were recognized for certain state temporary differences that had previously not been recognized. The valuation allowance change for 2005 was primarily attributable to these deferred tax assets, as management continues to believe it is more likely than not that realization of these assets will not occur.

The foreign tax credit carryforward reflected in the table above represents foreign income taxes paid that are creditable against future U.S. income taxes. If not used, these credits begin to expire after 2012 and could fully expire after 2014.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The American Jobs Creation Act of 2004 (the Act) provides U.S. companies with the ability to elect to apply a special one-time tax deduction equal to 85 percent of certain earnings remitted from foreign subsidiaries, provided certain criteria are met. Management elected to apply the Act for 2005 and recorded a one-time tax benefit of $70 million for the year ended December 31, 2005.

At December 31, 2005 and 2004, federal income taxes had not been provided on $1.4 billion and $1.1 billion of undistributed earnings of foreign subsidiaries, earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $249 million and $221 million of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would result in 2005 and 2004.

Note 19—Fair Value of Financial Instruments

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

Financial Instruments Traded in the Secondary Market

Held-to-maturity securities, AFS debt and marketable equity securities, trading account instruments and long-term debt traded actively in the secondary market have been valued using quoted market prices. The fair values of trading account instruments and securities are reported in Notes 4 and 6 of the Consolidated Financial Statements.

Derivative Financial Instruments

All derivatives are recognized on the balance sheet at fair value, net of cash collateral held and taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The fair value of the Corporation’s derivative assets and liabilities is presented in Note 5 of the Consolidated Financial Statements.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The book and fair values of certain financial instruments at December 31, 2005 and 2004 were as follows:

	December 31
	2005		2004
			(Restated)
(Dollars in millions)	Book Value	Fair Value	Book Value	Fair Value
Financial assets
Loans	$545,238	$542,626	$492,033	$497,614
Financial liabilities
Deposits	634,670	633,928	618,570	618,409
Long-term debt	100,848	101,446	97,116	101,477

Note 20—Business Segment Information

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

Global Consumer and Small Business Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. Global Business and Financial Services serves domestic and international business clients providing financial services, specialized industry expertise and local delivery through a global team of client managers and a variety of businesses. During the third quarter of 2005, our operations in Mexico were realigned and are now included in the results of Global Business and Financial Services, rather than Global Capital Markets and Investment Banking. Global Capital Markets and Investment Banking provides capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for the Corporation’s clients as well as traditional bank deposit and loan products, treasury management and payment services to large corporations and institutional clients. Also during the third quarter of 2005, the Corporation announced the future combination of Global Business and Financial Services and Global Capital Markets and Investment Banking that was effective on January 1, 2006. This new segment is called Global Corporate and Investment Banking. Global Wealth and Investment Management offers investment services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients as well as affluent and high-net-worth individuals.

All Other consists primarily of Equity Investments, the residual impact of the allowance for credit losses process, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with the ALM process, including the impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains on Sales of Debt Securities.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table presents Total Revenue on a FTE basis and Net Income in 2005, 2004 and 2003, and Total Assets at December 31, 2005 and 2004 for each business segment, as well as All Other.

Business Segments

At and for the Year Ended December 31

	Total Corporation			Global Consumer and Small Business Banking(1)
(Dollars in millions)	2005	2004 (Restated)	2003 (Restated)	2005	2004	2003
Net interest income (FTE basis)	$31,569	$28,677	$21,149	$17,053	$15,911	$11,052
Noninterest income	25,354	21,005	17,329	11,823	9,245	8,542

Total revenue (FTE basis)	56,923	49,682	38,478	28,876	25,156	19,594
Provision for credit losses	4,014	2,769	2,839	4,271	3,333	1,694
Gains (losses) on sales of debt securities	1,084	1,724	941	(2)	117	13
Amortization of intangibles	809	664	217	551	441	139
Other noninterest expense	27,872	26,348	19,938	12,889	12,114	9,460

Income before income taxes	25,312	21,625	16,425	11,163	9,385	8,314
Income tax expense	8,847	7,678	5,663	4,007	3,414	2,985

Net income	$16,465	$13,947	$10,762	$7,156	$5,971	$5,329

Period-end total assets	$1,291,803	$1,110,432		$335,551	$336,902

	Global Business and Financial Services(1)			Global Capital Markets and Investment Banking(1)
(Dollars in millions)	2005	2004	2003	2005	2004	2003
Net interest income (FTE basis)	$7,788	$6,534	$4,253	$3,298	$4,058	$4,233
Noninterest income	3,372	2,717	1,613	5,711	4,988	4,118

Total revenue (FTE basis)	11,160	9,251	5,866	9,009	9,046	8,351
Provision for credit losses	(49)	(442)	526	(244)	(445)	308
Gains (losses) on sales of debt securities	146	—	—	117	(10)	(14)
Amortization of intangibles	132	113	30	47	43	24
Other noninterest expense	4,030	3,485	2,092	6,631	6,538	5,390

Income before income taxes	7,193	6,095	3,218	2,692	2,900	2,615
Income tax expense	2,631	2,251	1,145	956	976	865

Net income	$4,562	$3,844	$2,073	$1,736	$1,924	$1,750

Period-end total assets	$237,679	$214,045		$395,900	$303,897

	Global Wealth and Investment Management(1)			All Other
(Dollars in millions)	2005	2004	2003	2005	2004 (Restated)	2003 (Restated)
Net interest income (FTE basis)	$3,770	$2,869	$1,954	$(340)	$(695)	$(343)
Noninterest income	3,623	3,064	2,078	825	991	978

Total revenue (FTE basis)	7,393	5,933	4,032	485	296	635
Provision for credit losses	(5)	(20)	11	41	343	300
Gains on sales of debt securities	—	—	—	823	1,617	942
Amortization of intangibles	74	62	20	5	5	4
Other noninterest expense	3,598	3,369	2,075	724	842	921

Income before income taxes	3,726	2,522	1,926	538	723	352
Income tax expense (benefit)	1,338	917	687	(85)	120	(19)

Net income	$2,388	$1,605	$1,239	$623	$603	$371

Period-end total assets	$127,156	$122,587		$195,517	$133,001

(1)	There were no material intersegment revenues among the segments.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following tables present reconciliations of the four business segments’ Total Revenue on a FTE basis and Net Income to the Consolidated Statement of Income, and Total Assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Year Ended December 31
(Dollars in millions)	2005	2004 (Restated)	2003 (Restated)
Segments’ total revenue (FTE basis)	$56,438	$49,386	$37,843
Adjustments:
ALM activities	(501)	20	421
Equity investments	1,372	448	(256)
Liquidating businesses	214	282	324
FTE basis adjustment	(832)	(717)	(644)
Other	(600)	(454)	146

Consolidated revenue	$56,091	$48,965	$37,834

Segments’ net income	$15,842	$13,344	$10,391
Adjustments, net of taxes:
ALM activities(1)	52	869	802
Equity investments	796	202	(246)
Liquidating businesses	109	78	(21)
Merger and restructuring charges	(275)	(411)	—
Litigation expense	(33)	66	(150)
Other	(26)	(201)	(14)

Consolidated net income	$16,465	$13,947	$10,762

(1)	Includes pre-tax Gains on Sales of Debt Securities of $823 million, $1,612 million and $938 million in 2005, 2004 and 2003, respectively.

	December 31
(Dollars in millions)	2005	2004 (Restated)
Segments’ total assets	$1,096,286	$977,431
Adjustments:
ALM activities, including securities portfolio	365,068	339,423
Equity investments	6,712	7,625
Liquidating businesses	3,399	4,390
Elimination of excess earning asset allocations	(206,940)	(232,954)
Other	27,278	14,517

Consolidated total assets	$1,291,803	$1,110,432

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 21—Parent Company Information

The following tables present the Parent Company Only financial information:

Condensed Statement of Income

	Year Ended December 31
(Dollars in millions)	2005	2004 (Restated)	2003 (Restated)
Income
Dividends from subsidiaries:
Bank subsidiaries	$10,400	$8,100	$8,950
Other subsidiaries	63	133	34
Interest from subsidiaries	2,581	1,085	610
Other income	1,719	2,463	2,717

Total income	14,763	11,781	12,311

Expense
Interest on borrowed funds	3,843	2,876	2,153
Noninterest expense	2,636	2,057	2,310

Total expense	6,479	4,933	4,463

Income before income taxes and equity in undistributed earnings of subsidiaries	8,284	6,848	7,848
Income tax benefit	791	360	596

Income before equity in undistributed earnings of subsidiaries	9,075	7,208	8,444
Equity in undistributed earnings of subsidiaries:
Bank subsidiaries	6,518	6,165	2,224
Other subsidiaries	872	574	94

Total equity in undistributed earnings of subsidiaries	7,390	6,739	2,318

Net income	$16,465	$13,947	$10,762

Net income available to common shareholders	$16,447	$13,931	$10,758

Condensed Balance Sheet

	December 31
(Dollars in millions)	2005	2004 (Restated)
Assets
Cash held at bank subsidiaries	$49,670	$47,138
Securities	2,285	2,694
Receivables from subsidiaries:
Bank subsidiaries	14,581	10,531
Other subsidiaries	18,766	19,897
Investments in subsidiaries:
Bank subsidiaries	119,210	114,334
Other subsidiaries	2,472	1,499
Other assets	13,685	14,036

Total assets	$220,669	$210,129

Liabilities and shareholders’ equity
Commercial paper and other short-term borrowings	$19,333	$19,611
Accrued expenses and other liabilities	7,228	7,124
Payables to subsidiaries:
Bank subsidiaries	1,824	487
Other subsidiaries	2,479	765
Long-term debt	88,272	81,907
Shareholders’ equity	101,533	100,235

Total liabilities and shareholders’ equity	$220,669	$210,129

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Condensed Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2005	2004 (Restated)	2003 (Restated)
Operating activities
Net income	$16,465	$13,947	$10,762
Reconciliation of net income to net cash provided by operating activities:
Equity in undistributed losses of subsidiaries	(7,390)	(6,739)	(2,318)
Other operating activities, net	(1,035)	(1,487)	295

Net cash provided by operating activities	8,040	5,721	8,739

Investing activities
Net (purchases) sales of securities	403	(1,348)	(59)
Net payments from (to) subsidiaries	(3,145)	821	(1,160)
Other investing activities, net	(3,001)	3,348	(1,598)

Net cash provided by (used in) investing activities	(5,743)	2,821	(2,817)

Financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	(292)	15,937	2,482
Proceeds from issuance of long-term debt	20,477	19,965	14,713
Retirement of long-term debt	(11,053)	(9,220)	(5,928)
Proceeds from issuance of common stock	3,077	3,939	4,249
Common stock repurchased	(5,765)	(6,286)	(9,766)
Cash dividends paid	(7,683)	(6,468)	(4,281)
Other financing activities, net	1,474	293	201

Net cash provided by financing activities	235	18,160	1,670

Net increase in cash held at bank subsidiaries	2,532	26,702	7,592
Cash held at bank subsidiaries at January 1	47,138	20,436	12,844

Cash held at bank subsidiaries at December 31	$49,670	$47,138	$20,436

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 22—Performance by Geographical Area

Since the Corporation’s operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at Total Assets, Total Revenue, Income (Loss) Before Income Taxes and Net Income (Loss) by geographic area. The Corporation identifies its geographic performance based upon the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related expense or capital deployed in the region.

		At December 31	Year Ended December 31
(Dollars in millions)	Year	Total Assets(1)	Total Revenue(2)	Income (Loss) Before Income Taxes	Net Income (Loss)
Domestic(3) (Restated) (Restated)	2005 2004 2003	$1,195,212 1,046,727	$52,714 46,252 36,444	$22,790 19,852 15,859	$15,357 13,246 10,786

Asia	2005 2004 2003	28,442 21,658	727 674 416	360 260 57	255 192 54

Europe, Middle East and Africa	2005 2004 2003	51,917 27,580	1,257 1,136 850	355 335 25	229 224 23

Latin America and the Caribbean	2005 2004 2003	16,232 14,467	1,393 903 124	975 461 (160)	624 285 (101)

Total Foreign	2005 2004 2003	96,591 63,705	3,377 2,713 1,390	1,690 1,056 (78)	1,108 701 (24)

Total Consolidated (Restated) (Restated)	2005 2004 2003	$1,291,803 1,110,432	$56,091 48,965 37,834	$24,480 20,908 15,781	$16,465 13,947 10,762

(1)	Total Assets includes long-lived assets, which are primarily located in the U.S.
(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)	Includes the Corporation’s Canadian operations, which had Total Assets of $4,052 million and $4,849 million at December 31, 2005 and 2004; Total Revenue of $113 million, $88 million, and $96 million; Income before Income Taxes of $66 million, $49 million, and $60 million; and Net Income of $56 million, $41 million, and $12 million for the years ended December 31, 2005, 2004 and 2003.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 23—Restatement of Quarterly Financial Statements (unaudited)

Consolidated Statement of Income

The following tables set forth the effects of the restatement for the quarters in 2005 and 2004.

	2005 Quarters
	Fourth		Third		Second		First
(Dollars in millions, except per share information)	As Previously Reported(1)	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Interest income
Interest and fees on loans and leases	$9,559	$9,536	$8,956	$8,933	$8,312	$8,294	$8,107	$8,080
Interest and dividends on securities	2,819	2,815	2,797	2,793	2,799	2,796	2,534	2,533
Federal funds sold and securities purchased under agreements to resell	1,462	1,477	1,372	1,382	1,252	1,249	893	904
Trading account assets	1,585	1,585	1,550	1,550	1,426	1,426	1,182	1,182
Other interest income	605	605	547	547	502	502	437	437

Total interest income	16,030	16,018	15,222	15,205	14,291	14,267	13,153	13,136

Interest expense
Deposits	2,434	2,476	2,439	2,471	2,379	2,363	2,043	2,182
Short-term borrowings	3,902	3,855	3,250	3,190	2,677	2,582	1,969	1,988
Trading account liabilities	619	619	707	707	611	611	427	427
Long-term debt	1,215	1,209	1,053	1,102	974	1,074	841	1,033

Total interest expense	8,170	8,159	7,449	7,470	6,641	6,630	5,280	5,630

Net interest income	7,860	7,859	7,773	7,735	7,650	7,637	7,873	7,506

Noninterest income
Service charges	1,927	1,927	2,080	2,080	1,920	1,920	1,777	1,777
Investment and brokerage services	1,062	1,062	1,060	1,060	1,049	1,049	1,013	1,013
Mortgage banking income	215	215	180	180	189	189	221	221
Investment banking income	537	537	522	522	431	431	366	366
Equity investment gains	481	481	668	668	492	492	399	399
Card income	1,507	1,507	1,520	1,520	1,437	1,437	1,289	1,289
Trading account profits	253	253	514	514	285	285	760	760
Other income	280	(31)	290	(128)	562	1,152	324	207

Total noninterest income	6,262	5,951	6,834	6,416	6,365	6,955	6,149	6,032

Total revenue	14,122	13,810	14,607	14,151	14,015	14,592	14,022	13,538

Provision for credit losses	1,400	1,400	1,159	1,159	875	875	580	580

Gains on sales of debt securities	71	71	29	29	325	325	659	659

Noninterest expense
Personnel	3,845	3,845	3,837	3,837	3,671	3,671	3,701	3,701
Occupancy	699	699	638	638	615	615	636	636
Equipment	305	305	300	300	297	297	297	297
Marketing	265	265	307	307	346	346	337	337
Professional fees	283	283	254	254	216	216	177	177
Amortization of intangibles	196	196	201	201	204	204	208	208
Data processing	394	394	361	361	368	368	364	364
Telecommunications	219	219	206	206	196	196	206	206
Other general operating	1,055	1,055	1,061	1,061	985	985	1,019	1,019
Merger and restructuring charges	59	59	120	120	121	121	112	112

Total noninterest expense	7,320	7,320	7,285	7,285	7,019	7,019	7,057	7,057

Income before income taxes	5,473	5,161	6,192	5,736	6,446	7,023	7,044	6,560
Income tax expense	1,705	1,587	2,065	1,895	2,150	2,366	2,349	2,167

Net income	$3,768	$3,574	$4,127	$3,841	$4,296	$4,657	$4,695	$4,393

Net income available to common shareholders	$3,764	$3,570	$4,122	$3,836	$4,292	$4,653	$4,690	$4,388

Per common share information
Earnings	$0.94	$0.89	$1.03	$0.96	$1.07	$1.16	$1.16	$1.09

Diluted earnings	$0.93	$0.88	$1.02	$0.95	$1.06	$1.14	$1.14	$1.07

Dividends paid	$0.50	$0.50	$0.50	$0.50	$0.45	$0.45	$0.45	$0.45

Average common shares issued and outstanding (in thousands)	3,996,024	3,996,024	4,000,573	4,000,573	4,005,356	4,005,356	4,032,550	4,032,550

Average diluted common shares issued and outstanding (in thousands)	4,053,859	4,053,859	4,054,659	4,054,659	4,065,355	4,065,355	4,099,062	4,099,062

(1)	The Corporation provided unaudited financial information relating to the fourth quarter of 2005 in its current report on Form 8-K filed on January 23, 2006.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Income

	2004 Quarters
	Fourth		Third		Second		First
(Dollars in millions, except per share information)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Interest income
Interest and fees on loans and leases	$7,919	$7,877	$7,508	$7,499	$7,237	$7,183	$5,549	$5,492
Interest and dividends on securities	2,065	2,063	2,078	2,076	1,907	1,907	1,212	1,210
Federal funds sold and securities purchased under agreements to resell	712	699	484	464	413	385	434	392
Trading account assets	1,035	1,035	960	960	1,009	1,009	1,012	1,012
Other interest income	464	464	457	457	424	424	345	345

Total interest income	12,195	12,138	11,487	11,456	10,990	10,908	8,552	8,451

Interest expense
Deposits	1,829	1,764	1,711	1,616	1,529	1,427	1,206	1,114
Short-term borrowings	1,543	1,452	1,152	1,050	1,019	910	720	660
Trading account liabilities	352	352	333	333	298	298	334	334
Long-term debt	724	1,020	626	942	563	907	491	814

Total interest expense	4,448	4,588	3,822	3,941	3,409	3,542	2,751	2,922

Net interest income	7,747	7,550	7,665	7,515	7,581	7,366	5,801	5,529

Noninterest income
Service charges	1,891	1,891	1,899	1,899	1,783	1,783	1,416	1,416
Investment and brokerage services	1,008	1,008	972	972	999	999	635	635
Mortgage banking income	156	156	(250)	(250)	299	299	209	209
Investment banking income	497	497	438	438	547	547	404	404
Equity investment gains	426	426	220	220	84	84	133	133
Card income	1,380	1,380	1,258	1,258	1,159	1,159	795	795
Trading account profits	269	269	184	184	413	414	3	2
Other income	339	547	201	1,291	183	(415)	135	355

Total noninterest income	5,966	6,174	4,922	6,012	5,467	4,870	3,730	3,949

Total revenue	13,713	13,724	12,587	13,527	13,048	12,236	9,531	9,478

Provision for credit losses	706	706	650	650	789	789	624	624

Gains on sales of debt securities	101	101	732	333	795	795	495	495

Noninterest expense
Personnel	3,520	3,520	3,534	3,534	3,629	3,629	2,752	2,752
Occupancy	648	648	622	622	621	621	488	488
Equipment	326	326	309	309	318	318	261	261
Marketing	337	337	364	364	367	367	281	281
Professional fees	275	275	207	207	194	194	160	160
Amortization of intangibles	209	209	200	200	201	201	54	54
Data processing	371	371	341	341	333	333	284	284
Telecommunications	216	216	180	180	183	183	151	151
Other general operating	1,159	1,159	1,043	1,043	1,257	1,257	999	999
Merger and restructuring charges	272	272	221	221	125	125	—	—

Total noninterest expense	7,333	7,333	7,021	7,021	7,228	7,228	5,430	5,430

Income before income taxes	5,775	5,786	5,648	6,189	5,826	5,014	3,972	3,919
Income tax expense	1,926	1,931	1,884	2,086	1,977	1,673	1,291	1,271

Net income	$3,849	$3,855	$3,764	$4,103	$3,849	$3,341	$2,681	$2,648

Net income available to common shareholders	$3,844	$3,850	$3,759	$4,098	$3,844	$3,336	$2,680	$2,647

Per common share information
Earnings	$0.95	$0.95	$0.93	$1.01	$0.95	$0.82	$0.93	$0.92

Diluted earnings	$0.94	$0.94	$0.91	$0.99	$0.93	$0.81	$0.91	$0.90

Dividends paid	$0.45	$0.45	$0.45	$0.45	$0.40	$0.40	$0.40	$0.40

Average common shares issued and outstanding (in thousands)	4,032,979	4,032,979	4,052,304	4,052,304	4,062,384	4,062,384	2,880,306	2,880,306

Average diluted common shares issued and outstanding (in thousands)	4,106,040	4,106,040	4,121,375	4,121,375	4,131,290	4,131,290	2,933,402	2,933,402

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Balance Sheet

	2005 Quarters
	Fourth		Third		Second		First
(Dollars in millions)	As Previously Reported(1)	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Assets
Cash and cash equivalents	$36,999	$36,999	$32,771	$32,771	$33,935	$33,935	$28,698	$28,698
Time deposits placed and other short-term investments	12,800	12,800	11,236	11,236	9,682	9,682	11,223	11,223
Federal funds sold and securities purchased under agreements to resell	149,785	149,785	135,409	135,409	149,287	149,287	139,396	139,396
Trading account assets	131,707	131,707	121,256	121,256	126,658	126,658	124,960	124,960
Derivative assets	23,712	23,712	26,005	26,005	26,019	26,019	26,182	26,182
Securities:
Available-for-sale	221,556	221,556	227,349	227,349	233,412	233,412	218,675	218,675
Held-to-maturity, at cost	47	47	136	136	174	174	275	275

Total securities	221,603	221,603	227,485	227,485	233,586	233,586	218,950	218,950

Loans and leases	573,782	573,791	554,603	554,612	529,418	529,428	529,466	529,457
Allowance for loan and lease losses	(8,045)	(8,045)	(8,326)	(8,326)	(8,319)	(8,319)	(8,313)	(8,313)

Loans and leases, net of allowance	565,737	565,746	546,277	546,286	521,099	521,109	521,153	521,144

Premises and equipment, net	7,786	7,786	7,659	7,659	7,602	7,602	7,531	7,531
Mortgage servicing rights	2,807	2,806	2,764	2,763	2,366	2,365	2,668	2,667
Goodwill	45,354	45,354	45,298	45,298	45,381	45,381	45,378	45,378
Core deposit intangibles and other intangibles	3,194	3,194	3,356	3,356	3,472	3,472	3,679	3,679
Other assets	90,311	90,311	92,743	92,743	87,243	87,243	82,421	82,421

Total assets	$1,291,795	$1,291,803	$1,252,259	$1,252,267	$1,246,330	$1,246,339	$1,212,239	$1,212,229

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$179,571	$179,571	$174,990	$174,990	$175,427	$175,427	$166,499	$166,499
Interest-bearing	384,155	384,155	390,973	390,973	397,778	397,778	403,534	403,534
Deposits in foreign offices:
Noninterest-bearing	7,165	7,165	6,750	6,750	6,102	6,102	5,319	5,319
Interest-bearing	63,779	63,779	53,764	53,764	56,110	56,110	54,635	54,635

Total deposits	634,670	634,670	626,477	626,477	635,417	635,417	629,987	629,987

Federal funds purchased and securities sold under agreements to repurchase	240,655	240,655	217,053	217,053	207,710	207,710	187,652	187,652
Trading account liabilities	50,890	50,890	51,244	51,244	61,906	61,906	53,434	53,434
Derivative liabilities	15,000	15,000	15,711	15,711	15,630	15,630	15,363	15,363
Commercial paper and other short-term borrowings	116,269	116,269	107,655	107,655	93,763	93,763	93,440	93,440
Accrued expenses and other liabilities	31,749	31,938	32,976	33,250	34,470	34,940	35,081	35,319
Long-term debt	101,338	100,848	99,885	99,149	96,894	95,638	98,763	98,107

Total liabilities	1,190,571	1,190,270	1,151,001	1,150,539	1,145,790	1,145,004	1,113,720	1,113,302

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares for all periods; issued and outstanding—1,090,189 shares for all periods	271	271	271	271	271	271	271	271
Common stock and additional paid-in capital, $0.01 par value(2,3)	41,693	41,693	42,548	42,548	42,507	42,507	43,589	43,589
Retained earnings	67,205	67,552	65,439	65,980	63,328	64,154	60,843	61,309
Accumulated other comprehensive income (loss)	(7,518)	(7,556)	(6,509)	(6,580)	(4,992)	(5,023)	(5,559)	(5,617)
Other	(427)	(427)	(491)	(491)	(574)	(574)	(625)	(625)

Total shareholders’ equity	101,224	101,533	101,258	101,728	100,540	101,335	98,519	98,927

Total liabilities and shareholders’ equity	$1,291,795	$1,291,803	$1,252,259	$1,252,267	$1,246,330	$1,246,339	$1,212,239	$1,212,229

(1)	The Corporation provided unaudited financial information relating to the fourth quarter of 2005 in its current report on Form 8-K filed on January 23, 2006.
(2)	Authorized—7,500,000,000 shares for the Fourth, Third, Second and First Quarters
(3)	Issued and outstanding—3,999,688,491 shares, 4,013,063,444 shares, 4,016,703,839 shares and 4,035,318,509 shares for the Fourth, Third, Second and First Quarters

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Balance Sheet

	2004 Quarters
	Fourth		Third		Second		First
(Dollars in millions)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Assets
Cash and cash equivalents	$28,936	$28,936	$29,252	$29,252	$31,789	31,789	22,296	22,296
Time deposits placed and other short-term investments	12,361	12,361	11,021	11,021	10,418	10,418	8,561	8,561
Federal funds sold and securities purchased under agreements to resell	91,360	91,360	104,570	104,570	81,437	81,437	73,057	73,057
Trading account assets	93,587	93,587	102,925	102,925	85,972	85,972	75,004	75,004
Derivative assets	30,235	30,235	25,398	25,398	25,908	25,908	28,481	28,481
Securities:
Available-for-sale	194,743	194,743	163,438	163,438	166,175	166,175	139,546	139,546
Held-to-maturity, at cost	330	330	420	420	478	478	242	242

Total securities	195,073	195,073	163,858	163,858	166,653	166,653	139,788	139,788

Loans and leases	521,837	521,813	511,639	511,613	498,481	498,452	375,968	375,938
Allowance for loan and lease losses	(8,626)	(8,626)	(8,723)	(8,723)	(8,767)	(8,767)	(6,080)	(6,080)

Loans and leases, net of allowance	513,211	513,187	502,916	502,890	489,714	489,685	369,888	369,858

Premises and equipment, net	7,517	7,517	7,884	7,884	7,797	7,797	6,076	6,076
Mortgage servicing rights	2,482	2,481	2,453	2,452	3,005	3,004	2,184	2,182
Goodwill	45,262	45,262	44,709	44,709	44,672	44,672	11,468	11,468
Core deposit intangibles and other intangibles	3,887	3,887	3,726	3,726	3,922	3,922	854	854
Other assets	86,546	86,546	74,117	74,117	73,444	73,444	62,317	62,317

Total assets	$1,110,457	$1,110,432	$1,072,829	$1,072,802	$1,024,731	1,024,701	799,974	799,942

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$163,833	$163,833	$155,406	$155,406	$154,061	154,061	121,629	121,629
Interest-bearing	396,645	396,645	380,956	380,956	369,446	369,446	267,850	267,850
Deposits in foreign offices:
Noninterest-bearing	6,066	6,066	5,632	5,632	5,499	5,499	2,805	2,805
Interest-bearing	52,026	52,026	49,264	49,264	46,407	46,407	43,308	43,308

Total deposits	618,570	618,570	591,258	591,258	575,413	575,413	435,592	435,592

Federal funds purchased and securities sold under agreements to repurchase	119,741	119,741	142,992	142,992	119,264	119,264	115,434	115,434
Trading account liabilities	36,654	36,654	36,825	36,825	29,689	29,689	27,402	27,402
Derivative liabilities	17,928	17,928	12,721	12,721	14,381	14,381	16,290	16,290
Commercial paper and other short-term borrowings	78,598	78,598	61,585	61,585	63,162	63,162	56,614	56,614
Accrued expenses and other liabilities	41,243	41,590	28,851	29,205	28,682	28,747	18,635	19,269
Long-term debt	98,078	97,116	100,586	99,582	98,319	98,082	81,231	79,474

Total liabilities	1,010,812	1,010,197	974,818	974,168	928,910	928,738	751,198	750,075

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.01 par value(1,2)	271	271	271	271	322	322	53	53
Common stock and additional paid-in capital, $0.01 par value(3,4)	44,236	44,236	44,756	44,756	45,669	45,669	29	29
Retained earnings	58,006	58,773	55,979	56,739	54,030	54,452	51,808	52,738
Accumulated other comprehensive income (loss)	(2,587)	(2,764)	(2,669)	(2,806)	(3,862)	(4,142)	(2,743)	(2,582)
Other	(281)	(281)	(326)	(326)	(338)	(338)	(371)	(371)

Total shareholders’ equity	99,645	100,235	98,011	98,634	95,821	95,963	48,776	49,867

Total liabilities and shareholders’ equity	$1,110,457	$1,110,432	$1,072,829	$1,072,802	$1,024,731	1,024,701	799,974	799,942

(1)	Authorized—100,000,000 shares for the Fourth, Third, Second and First Quarters
(2)	Issued and outstanding—1,090,189 shares, 1,090,189 shares, 2,292,013 shares and 1,239,563 shares for the Fourth, Third, Second and First Quarters
(3)	Authorized—7,500,000,000 shares for the Fourth, Third, Second and First Quarters
(4)	Issued and outstanding—4,046,546,212 shares, 4,049,062,685 shares, 2,031,328,433 shares and 1,445,487,313 shares for the Fourth, Third, Second and First Quarters

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Changes in Shareholders’ Equity, As Previously Reported

For the Three, Six and Nine Months in 2005

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Share- holders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2004	$271	4,046,546	$44,236	$58,006	$(2,587)	$(281)	$99,645
Net income				4,695			4,695	$4,695
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					(1,541)		(1,541)	(1,541)
Net unrealized gains (losses) on foreign currency translation adjustments					(5)		(5)	(5)
Net gains (losses) on derivatives					(1,426)		(1,426)	(1,426)
Cash dividends paid:
Common				(1,830)			(1,830)
Preferred				(5)			(5)
Common stock issued under employee plans and related tax benefits		31,987	1,343			(344)	999
Common stock repurchased		(43,214)	(1,990)				(1,990)
Other				(23)			(23)

Balance, March 31, 2005	$271	4,035,319	$43,589	$60,843	$(5,559)	$(625)	$98,519	$1,723

Balance, December 31, 2004	$271	4,046,546	$44,236	$58,006	$(2,587)	$(281)	$99,645
Net income				8,991			8,991	$8,991
Net unrealized gains (losses) on available- for-sale debt and marketable equity securities					584		584	584
Net unrealized gains (losses) on foreign currency translation adjustments					30		30	30
Net gains (losses) on derivatives					(3,019)		(3,019)	(3,019)
Cash dividends paid:
Common				(3,640)			(3,640)
Preferred				(9)			(9)
Common stock issued under employee plans and related tax benefits		53,672	2,090			(292)	1,798
Common stock repurchased		(83,514)	(3,819)				(3,819)
Other				(20)		(1)	(21)

Balance, June 30, 2005	$271	4,016,704	$42,507	$63,328	$(4,992)	$(574)	$100,540	$6,586

Balance, December 31, 2004	$271	4,046,546	$44,236	$58,006	$(2,587)	$(281)	$99,645
Net income				13,118			13,118	$13,118
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					(1,711)		(1,711)	(1,711)
Net unrealized gains (losses) on foreign currency translation adjustments					26		26	26
Net gains (losses) on derivatives					(2,237)		(2,237)	(2,237)
Cash dividends paid:
Common				(5,658)			(5,658)
Preferred				(14)			(14)
Common stock issued under employee plans and related tax benefits		60,704	2,593			(211)	2,382
Common stock repurchased		(94,187)	(4,281)				(4,281)
Other				(13)		1	(12)

Balance, September 30, 2005	$271	4,013,063	$42,548	$65,439	$(6,509)	$(491)	$101,258	$9,196

(1)	At September 30, 2005, June 30, 2005, and March 31, 2005, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on AFS Debt and Marketable Equity Securities of $(1,908) million, $387 million and $(1,738) million, respectively; Net Unrealized Losses on Foreign Currency Translation Adjustments of $(129) million, $(125) million and $(160) million, respectively; Net Unrealized Gains (Losses) on Derivatives of $(4,338) million, $(5,120) million, and $(3,527) million, respectively; and Other of $(134) million, $(134) million and $(134) million, respectively.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Changes in Shareholders’ Equity, As Restated

For the Three, Six and Nine Months in 2005

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Share- holders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2004	$271	4,046,546	$44,236	$58,773	$(2,764)	$(281)	$100,235
Net income				4,393			4,393	$4,393
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					(1,541)		(1,541)	(1,541)
Net unrealized gains (losses) on foreign currency translation adjustments					(5)		(5)	(5)
Net gains (losses) on derivatives					(1,306)		(1,306)	(1,306)
Cash dividends paid:
Common				(1,830)			(1,830)
Preferred				(5)			(5)
Common stock issued under employee plans and related tax benefits		31,987	1,343			(344)	999
Common stock repurchased		(43,214)	(1,990)				(1,990)
Other				(22)	(1)		(23)	(1)

Balance, March 31, 2005	$271	4,035,319	$43,589	$61,309	$(5,617)	$(625)	$98,927	$1,540

Balance, December 31, 2004	$271	4,046,546	$44,236	$58,773	$(2,764)	$(281)	$100,235
Net income				9,050			9,050	$9,050
Net unrealized gains (losses) on available- for-sale debt and marketable equity securities					584		584	584
Net unrealized gains (losses) on foreign currency translation adjustments					30		30	30
Net gains (losses) on derivatives					(2,873)		(2,873)	(2,873)
Cash dividends paid:
Common				(3,640)			(3,640)
Preferred				(9)			(9)
Common stock issued under employee plans and related tax benefits		53,672	2,090			(292)	1,798
Common stock repurchased		(83,514)	(3,819)				(3,819)
Other				(20)		(1)	(21)

Balance, June 30, 2005	$271	4,016,704	$42,507	$64,154	$(5,023)	$(574)	$101,335	$6,791

Balance, December 31, 2004	$271	4,046,546	$44,236	$58,773	$(2,764)	$(281)	$100,235
Net income				12,891			12,891	$12,891
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					(1,711)		(1,711)	(1,711)
Net unrealized gains (losses) on foreign currency translation adjustments					26		26	26
Net gains (losses) on derivatives					(2,130)		(2,130)	(2,130)
Cash dividends paid:
Common				(5,658)			(5,658)
Preferred				(14)			(14)
Common stock issued under employee plans and related tax benefits		60,704	2,593			(211)	2,382
Common stock repurchased		(94,187)	(4,281)				(4,281)
Other				(12)	(1)	1	(12)	(1)

Balance, September 30, 2005	$271	4,013,063	$42,548	$65,980	$(6,580)	$(491)	$101,728	$9,075

(1)	At September 30, 2005, June 30, 2005, and March 31, 2005, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on AFS Debt and Marketable Equity Securities of $(1,908) million, $387 million and $(1,738) million, respectively; Net Unrealized Losses on Foreign Currency Translation Adjustments of $(129) million, $(125) million and $(160) million, respectively; Net Unrealized Gains (Losses) on Derivatives of $(4,409) million, $(5,152) million, and $(3,585) million, respectively; and Other of $(134) million, $(134) million and $(134) million, respectively.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Changes in Shareholders’ Equity, As Previously Reported

For the Three, Six and Nine Months in 2004

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Share- holders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2003	$54	2,882,288	$29	$50,198	$(2,148)	$(153)	$47,980
Net income				2,681			2,681	$2,681
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					661		661	661
Net unrealized gains (losses) on foreign currency translation adjustments					3		3	3
Net gains (losses) on derivatives					(1,259)		(1,259)	(1,259)
Cash dividends paid:
Common				(1,158)			(1,158)
Preferred				(1)			(1)
Common stock issued under employee plans and related tax benefits		32,892	1,060			(218)	842
Common stock repurchased		(24,306)	(1,061)	88			(973)
Conversion of preferred stock	(1)	100	1

Balance, March 31, 2004	$53	2,890,974	$29	$51,808	$(2,743)	$(371)	$48,776	$2,086

Balance, December 31, 2003	$54	2,882,288	$29	$50,198	$(2,148)	$(153)	$47,980
Net income				6,530			6,530	$6,530
Net unrealized gains (losses) on available- for-sale debt and marketable equity securities					(2,025)		(2,025)	(2,025)
Net unrealized gains (losses) on foreign currency translation adjustments					(18)		(18)	(18)
Net gains (losses) on derivatives					329		329	329
Cash dividends paid:
Common				(2,796)			(2,796)
Preferred				(6)			(6)
Common stock issued under employee plans and related tax benefits		66,804	2,280			(183)	2,097
Stock issued in acquisition	271	1,186,728	46,480				46,751
Common stock repurchased		(73,366)	(3,076)	88			(2,988)
Conversion of preferred stock	(3)	202	1				(2)
Other			(45)	16		(2)	(31)

Balance, June 30, 2004	$322	4,062,656	$45,669	$54,030	$(3,862)	$(338)	$95,821	$4,816

Balance, December 31, 2003	$54	2,882,288	$29	$50,198	$(2,148)	$(153)	$47,980
Net income				10,294			10,294	$10,294
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					(390)		(390)	(390)
Net unrealized gains (losses) on foreign currency translation adjustments					(9)		(9)	(9)
Net gains (losses) on derivatives					(122)		(122)	(122)
Cash dividends paid:
Common				(4,629)			(4,629)
Preferred				(11)			(11)
Common stock issued under employee plans and related tax benefits		89,603	3,037			(172)	2,865
Stocks issued in acquisition	271	1,186,728	46,480				46,751
Common stock repurchased		(113,796)	(4,837)	88			(4,749)
Conversion of preferred stock	(54)	4,240	54				—
Other			(7)	39		(1)	31

Balance, September 30, 2004	$271	4,049,063	$44,756	$55,979	$(2,669)	$(326)	$98,011	$9,773

(1)	At September 30, 2004, June 30, 2004, and March 31, 2004, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on AFS Debt and Marketable Equity Securities of $(460) million, $(2,095) million and $591 million, respectively; Net Unrealized Losses on Foreign Currency Translation Adjustments of $(175) million, $(184) million and $(163) million, respectively; Net Unrealized Gains (Losses) on Derivatives of $(1,930) million, $(1,479) million, and $(3,067) million, respectively; and Other of $(104) million, $(104) million and $(104) million, respectively.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Changes in Shareholders’ Equity, As Restated

For the Three, Six and Nine Months in 2004

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Share- holders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2003	$54	2,882,288	$29	$51,162	$(2,434)	$(154)	$48,657
Net income				2,648			2,648	$2,648
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					661		661	661
Net unrealized gains (losses) on foreign currency translation adjustments					3		3	3
Net gains (losses) on derivatives					(812)		(812)	(812)
Cash dividends paid:
Common				(1,158)			(1,158)
Preferred				(1)			(1)
Common stock issued under employee plans and related tax benefits		32,892	1,060			(218)	842
Common stock repurchased		(24,306)	(1,061)	88			(973)
Conversion of preferred stock	(1)	100	1				—
Other				(1)	—	1	—

Balance, March 31, 2004	$53	2,890,974	$29	$52,738	$(2,582)	$(371)	$49,867	$2,500

Balance, December 31, 2003	$54	2,882,288	$29	$51,162	$(2,434)	$(154)	$48,657
Net income				5,989			5,989	$5,989
Net unrealized gains (losses) on available- for-sale debt and marketable equity securities					(2,025)		(2,025)	(2,025)
Net unrealized gains (losses) on foreign currency translation adjustments					(18)		(18)	(18)
Net gains (losses) on derivatives					335		335	335
Cash dividends paid:
Common				(2,796)			(2,796)
Preferred				(6)			(6)
Common stock issued under employee plans and related tax benefits		66,804	2,280			(183)	2,097
Stocks issued in acquisition	271	1,186,728	46,480				46,751
Common stock repurchased		(73,366)	(3,076)	88			(2,988)
Conversion of preferred stock	(3)	202	1				(2)
Other			(45)	15	—	(1)	(31)

Balance, June 30, 2004	$322	4,062,656	$45,669	$54,452	$(4,142)	$(338)	$95,963	$4,281

Balance, December 31, 2003	$54	2,882,288	$29	$51,162	$(2,434)	$(154)	$48,657
Net income				10,092			10,092	$10,092
Net unrealized gains (losses) on available-for-sale debt and marketable equity securities					(390)		(390)	(390)
Net unrealized gains (losses) on foreign currency translation adjustments					(9)		(9)	(9)
Net gains (losses) on derivatives					27		27	27
Cash dividends paid:
Common				(4,629)			(4,629)
Preferred				(11)			(11)
Common stock issued under employee plans and related tax benefits		89,603	3,037			(172)	2,865
Stocks issued in acquisition	271	1,186,728	46,480				46,751
Common stock repurchased		(113,796)	(4,837)	88			(4,749)
Conversion of preferred stock	(54)	4,240	54				—
Other			(7)	37	—	—	30

Balance, September 30, 2004	$271	4,049,063	$44,756	$56,739	$(2,806)	$(326)	$98,634	$9,720

(1)	At September 30, 2004, June 30, 2004, and March 31, 2004, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on AFS Debt and Marketable Equity Securities of $(460) million, $(2,095) million and $591 million, respectively; Net Unrealized Losses on Foreign Currency Translation Adjustments of $(175) million, $(184) million and $(163) million, respectively; Net Unrealized Gains (Losses) on Derivatives of $(2,067) million, $(1,759) million, and $(2,906) million, respectively; and Other of $(104) million, $(104) million and $(104) million, respectively.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2005		2004
(Dollars in millions)	As Previously Reported	Restated	As Previously Reported	Restated
Operating activities
Net income	$4,695	$4,393	$2,681	$2,648
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	580	580	624	624
Gains on sales of debt securities	(659)	(659)	(495)	(495)
Depreciation and premises improvements amortization	240	240	209	209
Amortization of intangibles	208	208	54	54
Deferred income tax benefit	(85)	(267)	(66)	(86)
Net increase in trading and derivative instruments	(13,041)	(12,697)	(8,528)	(7,475)
Net (increase) decrease in other assets	4,283	4,283	(5,063)	(5,063)
Net decrease in accrued expenses and other liabilities	(4,489)	(4,489)	(8,252)	(8,252)
Other operating activities, net	(3,707)	(3,669)	3,275	2,275

Net cash used in operating activities	(11,975)	(12,077)	(15,561)	(15,561)

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	1,138	1,138	(510)	(510)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(48,036)	(48,036)	3,435	3,435
Proceeds from sales of available-for-sale securities	38,451	38,451	11,090	11,090
Proceeds from maturities of available-for-sale securities	10,181	10,181	1,848	1,848
Purchases of available-for-sale securities	(74,552)	(74,552)	(84,567)	(84,567)
Proceeds from maturities of held-to-maturity securities	55	55	5	5
Proceeds from sales of loans and leases	1,113	1,113	876	876
Other changes in loans and leases, net	(9,560)	(9,574)	(6,133)	(6,133)
Additions to mortgage servicing rights, net	(168)	(168)	(249)	(249)
Net purchases of premises and equipment	(254)	(254)	(249)	(249)
Proceeds from sales of foreclosed properties	26	26	49	49
Net cash paid for business acquisitions	(116)	—	(15)	(15)
Other investing activities, net	(72)	(72)	800	800

Net cash used in investing activities	(81,794)	(81,692)	(73,620)	(73,620)

Financing activities
Net increase in deposits	11,417	11,417	21,479	21,479
Net increase in federal funds purchased and securities sold under agreements to repurchase	67,911	67,911	37,388	37,388
Net increase in commercial paper and other short-term borrowings	14,842	14,842	21,634	21,634
Proceeds from issuance of long-term debt	4,768	4,768	7,558	7,558
Retirement of long-term debt	(2,702)	(2,702)	(2,507)	(2,507)
Proceeds from issuance of common stock	1,180	1,180	1,000	1,000
Common stock repurchased	(1,990)	(1,990)	(973)	(973)
Cash dividends paid	(1,835)	(1,835)	(1,159)	(1,159)
Other financing activities, net	(37)	(37)	(23)	(23)

Net cash provided by financing activities	93,554	93,554	84,397	84,397

Effect of exchange rate changes on cash and cash equivalents	(23)	(23)	(4)	(4)

Net decrease in cash and cash equivalents	(238)	(238)	(4,788)	(4,788)
Cash and cash equivalents at January 1	28,936	28,936	27,084	27,084

Cash and cash equivalents at March 31	$28,698	$28,698	$22,296	$22,296

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2005		2004
(Dollars in millions)	As Previously Reported	Restated	As Previously Reported	Restated
Operating activities
Net income	$8,991	$9,050	$6,530	$5,989
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,455	1,455	1,413	1,413
Gains on sales of debt securities	(984)	(984)	(1,290)	(1,290)
Depreciation and premises improvements amortization	478	478	477	477
Amortization of intangibles	412	412	255	255
Deferred income tax expense (benefit)	391	425	(11)	(335)
Net increase in trading and derivative instruments	(7,014)	(6,897)	(9,799)	(10,444)
Net increase in other assets	(299)	(299)	(281)	(281)
Net decrease in accrued expenses and other liabilities	(5,869)	(5,869)	(7,800)	(7,800)
Other operating activities, net	(4,858)	(5,150)	(669)	842

Net cash used in operating activities	(7,297)	(7,379)	(11,175)	(11,174)

Investing activities
Net decrease in time deposits placed and other short-term investments	2,679	2,679	796	796
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(57,927)	(57,927)	6,043	6,043
Proceeds from sales of available-for-sale securities	140,666	132,006	37,729	37,729
Proceeds from maturities of available-for-sale securities	14,794	21,808	12,215	12,215
Purchases of available-for-sale securities	(192,401)	(190,755)	(123,771)	(123,771)
Proceeds from maturities of held-to-maturity securities	156	156	5	5
Proceeds from sales of loans and leases	12,221	12,221	2,002	2,002
Other changes in loans and leases, net	(21,540)	(21,574)	(3,497)	(3,498)
Additions to mortgage servicing rights, net	(407)	(407)	(662)	(662)
Net purchases of premises and equipment	(563)	(563)	(585)	(585)
Proceeds from sales of foreclosed properties	58	58	97	97
Net cash (paid for) acquired in business acquisitions	(116)	—	5,608	5,608
Other investing activities, net	306	306	(138)	(138)

Net cash used in investing activities	(102,074)	(101,992)	(64,158)	(64,159)

Financing activities
Net increase in deposits	16,847	16,847	21,266	21,266
Net increase in federal funds purchased and securities sold under agreements to repurchase	87,969	87,969	35,275	35,275
Net increase in commercial paper and other short-term borrowings	15,165	15,165	22,000	22,000
Proceeds from issuance of long-term debt	7,806	7,806	12,648	12,648
Retirement of long-term debt	(7,714)	(7,714)	(7,385)	(7,385)
Proceeds from issuance of common stock	1,927	1,927	2,052	2,052
Common stock repurchased	(3,819)	(3,819)	(2,988)	(2,988)
Cash dividends paid	(3,649)	(3,649)	(2,802)	(2,802)
Other financing activities, net	(58)	(58)	(9)	(9)

Net cash provided by financing activities	114,474	114,474	80,057	80,057

Effect of exchange rate changes on cash and cash equivalents	(104)	(104)	(19)	(19)

Net increase in cash and cash equivalents	4,999	4,999	4,705	4,705
Cash and cash equivalents at January 1	28,936	28,936	27,084	27,084

Cash and cash equivalents at June 30	$33,935	$33,935	$31,789	$31,789

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2005		2004
(Dollars in millions)	As Previously Reported	Restated	As Previously Reported	Restated
Operating activities
Net income	$13,118	$12,891	$10,294	$10,092
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,614	2,614	2,063	2,063
Gains on sales of debt securities	(1,013)	(1,013)	(2,022)	(1,623)
Depreciation and premises improvements amortization	716	716	723	723
Amortization of intangibles	613	613	455	455
Deferred income tax expense (benefit)	262	126	(402)	(524)
Net increase in trading and derivative instruments	(10,305)	(10,503)	(21,396)	(22,153)
Net increase in other assets	(3,330)	(3,130)	(590)	(590)
Net decrease in accrued expenses and other liabilities	(6,015)	(6,015)	(7,919)	(7,919)
Other operating activities, net	(6,994)	(6,718)	(1,043)	20

Net cash used in operating activities	(10,334)	(10,419)	(19,837)	(19,456)

Investing activities
Net decrease in time deposits placed and other short-term investments	1,125	1,125	193	193
Net increase in federal funds sold and securities purchased under agreements to resell	(44,049)	(44,049)	(17,090)	(17,090)
Proceeds from sales of available-for-sale securities	143,079	143,079	77,860	88,425
Proceeds from maturities of available-for-sale securities	24,378	24,378	19,710	19,710
Purchases of available-for-sale securities	(202,053)	(202,053)	(165,359)	(176,323)
Proceeds from maturities of held-to-maturity securities	194	194	63	63
Proceeds from sales of loans and leases	13,059	13,059	3,192	3,192
Other changes in loans and leases, net	(48,730)	(48,763)	(18,938)	(18,942)
Additions to mortgage servicing rights, net	(663)	(663)	(841)	(841)
Net purchases of premises and equipment	(858)	(858)	(970)	(970)
Proceeds from sales of foreclosed properties	101	101	145	145
Investment in China Construction Bank	(2,500)	(2,500)	—	—
Net cash (paid in) acquired in business acquisitions	(118)	—	5,593	5,615
Other investing activities, net	83	83	788	788

Net cash used in investing activities	(116,952)	(116,867)	(95,654)	(96,035)

Financing activities
Net increase in deposits	7,907	7,907	37,111	37,111
Net increase in federal funds purchased and securities sold under agreements to repurchase	97,312	97,312	59,003	59,003
Net increase in commercial paper and other short-term borrowings	29,057	29,057	20,424	20,424
Proceeds from issuance of long-term debt	17,813	17,813	19,080	19,080
Retirement of long-term debt	(13,076)	(13,076)	(11,286)	(11,286)
Proceeds from issuance of common stock	2,215	2,215	2,729	2,729
Common stock repurchased	(4,281)	(4,281)	(4,749)	(4,749)
Cash dividends paid	(5,672)	(5,672)	(4,640)	(4,640)
Other financing activities, net	(104)	(104)	(41)	(41)

Net cash provided by financing activities	131,171	131,171	117,631	117,631

Effect of exchange rate changes on cash and cash equivalents	(50)	(50)	28	28

Net increase in cash and cash equivalents	3,835	3,835	2,168	2,168
Cash and cash equivalents at January 1	28,936	28,936	27,084	27,084

Cash and cash equivalents at September 30	$32,771	$32,771	$29,252	$29,252

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. CONTROLS AND PROCEDURES

(a) Restatement

As a result of a recent interpretation on the “short cut” method of accounting for derivatives as hedges under of SFAS 133, the Corporation undertook additional review and testing related to the remediation of a significant deficiency outstanding at December 31, 2004 which had been previously reported to the Audit Committee. As a result of that review and testing, management identified additional deficiencies in the Corporation’s processes and procedures related to the accounting treatment of derivative transactions used as hedges against changes in interest rates and foreign currency values.

After initial discussions with the Audit Committee Chair, the Audit Committee held a meeting on February 15, 2006 to review with management the potential impact of these matters. After completing further analysis, management recommended to the Audit Committee, at a follow-up meeting held on February 21, 2006, that previously reported financial results be restated to eliminate hedge accounting for certain transactions. The Audit Committee agreed with management’s recommendation. In light of the restatement, the previously reported financial statements for the full year 2002 as well as the quarterly and annual periods in 2003, 2004, and 2005 should no longer be relied upon.

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. As a result we determined that a deficiency in processes and procedures over financial reporting of derivatives and hedging originally classified as a significant deficiency at December 31, 2004 should have been classified as a material weakness at December 31, 2004. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2005, June 30, 2005, and September 30, 2005.

(c) Remediation of Material Weakness in Internal Control

We believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative transactions used as hedges as of December 31, 2005. The remedial actions included:

•	implementing additional management and oversight controls to review and approve hedging strategies and related documentation to ensure hedge accounting is appropriately applied with respect to SFAS 133;
•	discontinuing practices and processes where sustainable controls did not exist and automating other critical functions within the process; and
•	retesting our internal financial controls with respect to the deficiencies related to the material weakness to ensure they are operating effectively to ensure compliance with SFAS 133.

In connection with this report, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures currently in effect, including the remedial actions discussed above, and we have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

See Report of Management on page 87 for management’s report on the Corporation’s internal control over financial reporting which is incorporated herein by reference.

Except for the remediation of the material weakness discussed above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information included under the following captions in the Corporation’s proxy statement relating to its 2006 annual meeting of stockholders (the “2006 Proxy Statement”) is incorporated herein by reference:

•	“The Nominees”;
•	“Section 16(a) Beneficial Ownership Reporting Compliance”;
•	“Agreements with Certain Executive Officers”; and
•	“Corporate Governance.”

Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof. Information regarding the Corporation’s directors is set forth in the Proxy Statement on pages 11 through 14 under “The Nominees.”

The most recent certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31(a) and 31(b) to this report. The Corporation also has submitted to the New York Stock Exchange (the “NYSE”) its most recent annual certification by its Chief Executive Officer confirming that the Corporation has complied with the NYSE corporate governance standards, as required by Section 303A.12(a) of the NYSE-Listed Company Manual.

Item 11. EXECUTIVE COMPENSATION

Information included under the following captions in the 2006 Proxy Statement is incorporated herein by reference:

•	“Director Compensation”;
•	“Executive Compensation”;
•	“Retirement Plans for Executive Officers”;
•	“Agreements with Certain Executive Officers”;
•	“Compensation Committee Interlocks and Insider Participation”; and
•	“Certain Transactions.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included under the following caption in the 2006 Proxy Statement is incorporated herein by reference:

•	“Stock Ownership.”

See also Note 17 of the Consolidated Financial Statements for information on the Corporation’s equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information included under the following captions in the 2006 Proxy Statement is incorporated herein by reference:

•	“Compensation Committee Interlocks and Insider Participation”; and
•	“Certain Transactions.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information included under the following captions in the 2006 Proxy Statement is incorporated herein by reference:

•	“Ratification of Independent Public Accountants.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheet at December 31, 2005 and 2004
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(2)	Schedules:
None
(3)

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-7, including executive compensation plans and arrangements which are identified separately by asterisk).

With the exception of the information expressly incorporated herein by reference, the 2006 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006

BANK OF AMERICA CORPORATION

By:	*/s/ KENNETH D. LEWIS
Kenneth D. Lewis Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ KENNETH D. LEWIS Kenneth D. Lewis	Chairman, Chief Executive Officer and President and Director (Principal Executive Officer)	March 16, 2006

*/s/ ALVARO G. DE MOLINA Alvaro G. de Molina	Chief Financial Officer (Principal Financial Officer)	March 16, 2006

*/s/ NEIL A. COTTY Neil A. Cotty	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

*/s/ WILLIAM BARNET, III William Barnet, III	Director	March 16, 2006

*/s/ FRANK P. BRAMBLE, SR. Frank P. Bramble, Sr.	Director	March 16, 2006

*/s/ CHARLES W. COKER Charles W. Coker	Director	March 16, 2006

*/s/ JOHN T. COLLINS John T. Collins	Director	March 16, 2006

*/s/ GARY L. COUNTRYMAN Gary L. Countryman	Director	March 16, 2006

*/s/ TOMMY R. FRANKS Tommy R. Franks	Director	March 16, 2006

*/s/ PAUL FULTON Paul Fulton	Director	March 16, 2006

*/s/ CHARLES K. GIFFORD Charles K. Gifford	Director	March 16, 2006

*/s/ W. STEVEN JONES W. Steven Jones	Director	March 16, 2006

*/s/ WALTER E. MASSEY Walter E. Massey	Director	March 16, 2006

Signature	Title	Date

*/s/ THOMAS J. MAY Thomas J. May	Director	March 16, 2006

*/s/ PATRICIA E. MITCHELL Patricia E. Mitchell	Director	March 16, 2006

*/s/ EDWARD L. ROMERO Edward L. Romero	Director	March 16, 2006

*/s/ THOMAS M. RYAN Thomas M. Ryan	Director	March 16, 2006

*/s/ O. TEMPLE SLOAN, JR. O. Temple Sloan, Jr.	Director	March 16, 2006

*/s/ MEREDITH R. SPANGLER Meredith R. Spangler	Director	March 16, 2006

*/s/ JACKIE M. WARD Jackie M. Ward	Director	March 16, 2006

*By: /s/ WILLIAM J. MOSTYN III William J. Mostyn III Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
2	Agreement and Plan of Merger dated as of June 30, 2005, between the registrant and MBNA Corporation, incorporated by reference to Exhibit 2.1 of registrant’s Current Report on Form 8-K filed July 6, 2005.
3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed May 7, 1999.
(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant’s Current Report on Form 8-K filed March 30, 2004.
(c)	Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant’s Current Report on Form 8-K filed December 14, 2005.
4(a)	Specimen certificate of registrant’s Common Stock, incorporated by reference to Exhibit 4.13 of registrant’s Registration No. 333-83503.
(b)	Specimen certificate of registrant’s 7% Cumulative Redeemable Preferred Stock, Series B, incorporated by reference to Exhibit 4(c) of registrant’s 1998 Annual Report on Form 10-K (the “1998 10-K”).
(c)	Amended Certificate of Designation of registrant’s 6.75 % Perpetual Preferred Stock, incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed March 30, 2004.
(d)	Amended Certificate of Designation of registrant’s Fixed/Adjustable Rate Cumulative Preferred Stock, incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed March 30, 2004.
(e)	Deposit Agreement relating to registrant’s Series VI 6.75% Perpetual Preferred Stock of Fleet Financial Group, Inc., dated as of February 21, 1996, by and among Fleet Financial Group, Inc., Fleet National Bank, as depositary, and the holders from time to time of the Depositary Shares, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed March 30, 2004.
(f)	Amendment to the Deposit Agreement relating to registrant’s Series VI 6.75% Perpetual Preferred Stock of Fleet Financial Group, Inc. and dated as of February 21, 1996, effective as of April 1, 2004, by and between Bank of America Corporation and EquiServe, Inc., incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K filed March 30, 2004.
(g)	Deposit Agreement relating to registrant’s Series VII Fixed/Adjustable Rate Cumulative Preferred Stock of Fleet Financial Group, Inc., dated as of April 1, 1996, by and among Fleet Financial Group, Inc., Fleet National Bank, as depositary, and the holders from time to time of the Depositary Shares, incorporated by reference to Exhibit 4.5 of registrant’s Current Report on Form 8-K filed March 30, 2004.
(h)	Amendment to the Deposit Agreement relating to registrant’s Series VII Fixed/Adjustable Rate Cumulative Preferred Stock of Fleet Financial Group, Inc. and dated as of February 21, 1996, effective as of April 1, 2004, by and between Bank of America Corporation and EquiServe, Inc., incorporated by reference to Exhibit 4.6 of registrant’s Current Report on Form 8-K filed March 30, 2004.
(i)	Indenture dated as of September 1, 1989 between registrant (successor to NationsBank Corporation, formerly known as NCNB Corporation) and The Bank of New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; and its 10.20% Subordinated Notes, due 2015, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 33-30717; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(f) of the 1998 10-K.
(j)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), pursuant to which registrant issued its 5 7/8% Senior Notes, due 2009; its 7 1/8% Senior Notes, due 2006; its 4 3/4% Senior Notes, due 2006; its 5 1/4% Senior Notes, due 2007; its 6 1/4% Senior Notes, due 2012; its 4 7/8% Senior Notes due 2012; its 5 1/8% Senior Notes, due 2014; its 3.761% Senior Notes, due 2007; its 3 7/8% Senior Notes, due 2008; its 4 7/8% Senior Notes, due 2013; its 3 5/8% Senior Notes, due 2008; its 3 1/4% Senior Notes, due 2008; its 4¼% Senior Notes, due 2010; its 4 3/8% Senior Notes, due 2010; its 3 3/8% Senior Notes, due 2009; its 4 5/8% Senior Notes, due 2014; its 5 3/8% Senior Notes, due June 2014; its 4¼% Senior Notes, due October 2010; its 4% Senior Notes, due 2015; its Floating Rate Callable Senior Notes, due 2008; its Floating Rate Callable Senior Notes, due 2010; its 4 3/4% Senior Notes, due 2015; its 4 1/2% Senior Notes, due 2010; its Floating Rate Callable Senior Notes, due August 2008; its Three-Month LIBOR Floating Rate Senior Notes, due November 2008; its One-Month LIBOR Floating Rate Senior Notes, due November 2008; and its Senior Medium-Term Notes, Series E, F, G, H, I, J and K, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 33-57533; First Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed November 18, 1998; and Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and the Bank of New York, as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated June 5, 2001.
(k)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006; its 7 1/2% Subordinated Notes, due 2006; its 7.80% Subordinated Notes, due 2016; its 6 3/8% Subordinated Notes, due 2008; its 6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010; its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated Notes, due 2011; its 4 3/4% Subordinated Notes, due 2013; its 5 1/4% Subordinated Notes, due 2015; its 4 3/4% Fixed/Floating Rate Callable

Exhibit No.	Description
Subordinated Notes, due 2019 and its Subordinated Medium-Term Notes, Series F incorporated by reference to Exhibit 4.8 of registrant’s Registration No. 33-57533; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K filed November 18, 1998.
(l)	Amended and Restated Program Agreement dated as of August 4, 2005 among registrant, Banc of America Securities Limited and others.
(m)	Amended and Restated Issuing Paying Agency Agreement dated as of January 15, 2004 between Bank of America, N.A., as Issuer, and Deutsche Bank Trust Company Americas, as Issuing and Paying Agent, incorporated by reference to Exhibit 4(n) for the fiscal year ended December 31, 2004.
(n)	Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-15375.
(o)	Second Supplemental Indenture dated as of December 17, 1996 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its 7.83% Junior Subordinated Deferrable Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 10, 1996.
(p)	Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 22, 1997.
(q)	Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its 8 1/4% Junior Subordinated Deferrable Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 15, 1997.
(r)	Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York, incorporated by reference to Exhibit 4(t) of the 1998 10-K.
(s)	Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and Bank One (successor to The First National Bank of Chicago), as Trustee, and First Supplemental Indenture dated as of January 9, 1998, among NationsBank Corporation, NB Holdings Corporation, Barnett Banks, Inc. and The First National Bank of Chicago (predecessor to Bank One), as Trustee, pursuant to which registrant (as successor to NationsBank Corporation) issued its 8.06% Junior Subordinated Debentures, due 2026, incorporated by reference to Exhibit 4(u) of registrant’s 1997 Annual Report on Form 10-K (the “1997 10-K”).
(t)	Indenture dated as of November 1, 1991 between the former BankAmerica Corporation and J.P. Morgan Trust Company, National Association, as successor trustee to the former Manufacturers Hanover Trust Company of California, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 7.20% Subordinated Notes due 2006; its 6.20% Subordinated Notes due 2006; its 7 1/8% Subordinated Notes due 2006; its 6 5/8% Subordinated Notes due 2007; its 6 5/8% Subordinated Notes due August 2007; its 7 1/8% Subordinated Notes due 2009; its 7 1/8% Subordinated Notes due 2011; its 6 5/8% Subordinated Notes, due October, 2007; and its 6 1/4% Subordinated Notes due 2008; First Supplemental Indenture thereto dated as of September 8, 1992; and Second Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998 10-K.
(u)	Junior Subordinated Indenture dated as of November 27, 1996 between the former BankAmerica Corporation and Deutsche Bank Trust Company Americas, as successor trustee to Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.07% Junior Subordinated Debentures Series A due 2026; and its 7.70% Junior Subordinated Debentures Series B due 2026; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(z) of the 1998 10-K.
(v)	Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Deutsche Bank Trust Company Americas, as successor trustee to Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.00% Junior Subordinated Deferrable Interest Debentures, Series 2 due 2026 and its Floating Rate Junior Subordinated Deferrable Interest Debentures, Series 3 due 2027; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(aa) of the 1998 10-K.
(w)	Restated Senior Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-47222.
(x)	Restated Subordinated Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-47222.
(y)	Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-65750.
(z)	Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-65750.

Exhibit No.	Description
(aa)	Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-70984.
(bb)	First Supplemental Indenture dated as of December 14, 2001 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 6, 2001.
(cc)	Second Supplemental Indenture dated as of January 31, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 24, 2002.
(dd)	Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 2, 2002.
(ee)	Fourth Supplemental Indenture dated as of April 30, 2003 between registrant and The Bank of New York pursuant to which registrant issued its 5 7/8% Junior Subordinated Notes due 2033, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 23, 2003.
(ff)	Fifth Supplemental Indenture dated as of November 3, 2004 between registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2034, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated October 21, 2004.
(gg)	Sixth Supplemental Indenture dated as of March 8, 2005 between the registrant and The Bank of New York pursuant to which registrant issued its 5 5/8% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated February 24, 2005.
(hh)	Seventh Supplemental Indenture dated as of August 9, 2005 between the registrant and The Bank of New York pursuant to which registrant issued its 5 1/4% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 4, 2005.
(ii)	Eighth Supplemental Indenture dated as of August 25, 2005 between the registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 17, 2005.
(jj)	Indenture dated as of November 26, 1996 between registrant (successor to Bank of Boston Corporation) and The Bank of New York, as Debenture Trustee, pursuant to which registrant issued its 8.25% Junior Subordinated Deferrable Interest Debentures due 2026, incorporated by reference to Exhibit 4.1 to BankBoston Corporation’s Registration Statement on Form S-4 (File No. 333-19083); First Supplemental Indenture thereto dated as of October 1, 1999 and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(hh) of registrant’s 2004 Annual Report on Form 10-K dated March 1, 2005 (the “2004 10-K”).
(kk)	Indenture dated as of December 10, 1996 between registrant (successor to Bank of Boston Corporation) and The Bank of New York, as Trustee, pursuant to which registrant issued its 7 3/4% Junior Subordinated Deferrable Interest Debentures due 2026, incorporated by reference to Exhibit 4.1 to BankBoston Corporation’s Registration Statement on Form S-4 (File No. 333-19111); First Supplemental Indenture thereto dated as of October 1, 1999 and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(ii) of the 2004 10-K.
(ll)	Indenture dated as of June 4, 1997 between registrant (successor to BankBoston Corporation) and The Bank of New York, as Trustee, pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2027, incorporated by reference to Exhibit 4.1 to BankBoston Corporation’s Registration Statement on Form S-3 (File No. 333-27229); First Supplemental Indenture thereto dated as of October 1, 1999 and Second Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(jj) of the 2004 10-K.
(mm)	Indenture dated as of December 11, 1996 between registrant (successor to Fleet Financial Group, Inc.) and The First National Bank of Chicago (predecessor to Bank One), as Trustee, incorporated by reference to Exhibit 4(b) of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 20, 1996; First Supplemental Indenture thereto dated as of December 11, 1996 pursuant to which registrant issued its 7.92% Junior Subordinated Deferrable Interest Debentures due 2026, incorporated by reference to Exhibit 4(c) of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 20, 1996 and Third Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(kk) of the 2004 10-K.
(nn)	Indenture dated as of December 18, 1998 between registrant (successor to Fleet Financial Group, Inc.) and The First National Bank of Chicago (predecessor to Bank One), as Trustee, incorporated by reference to Exhibit 4(b) of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 18, 1998; First Supplemental Indenture thereto dated as of December 18, 1998 pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2028, incorporated by reference to Exhibit 4(c) to Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 18, 1998 and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(ll) of the 2004 10-K.

Exhibit No.	Description
(oo)	Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4(b) of FleetBoston Financial Corporation’s Current Report on Form 8-K dated (File No. 1-6366) June 30, 2000.
(pp)	Second Supplemental Indenture dated as of September 17, 2001 to the Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York pursuant to which registrant issued its 7.20% Junior Subordinated Deferrable Interest Debentures due 2031, incorporated by reference to Exhibit 2.6 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on September 21, 2001.
(qq)	Third Supplemental Indenture dated as of March 8, 2002 to the Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York pursuant to which registrant issued its 7.20% Junior Subordinated Deferrable Interest Debentures due 2032, incorporated by reference to Exhibit 2.7 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on March 8, 2002.
(rr)	Fourth Supplemental Indenture dated as of July 31, 2003 to the Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York pursuant to which registrant issued its 6.00% Junior subordinated Deferrable Interest Debentures due 2033, incorporated by reference to Exhibit 2.8 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on July 31, 2003.
(ss)	Fifth Supplemental Indenture dated as of March 18, 2004 to the Indenture dated as of June 30, 2000 between the registrant (successor to FleetBoston Financial Corporation) and The Bank of New York, incorporated by reference to Exhibit 4(rr) of the 2004 10-K.
(tt)	Indenture dated December 6, 1999 between registrant (successor to Fleet Boston Corporation) and the Bank of New York, as Trustee, pursuant to which registrant issued its 4 7/8% Senior Notes, due 2006; its 3.85% Senior Notes, due 2008; and its Senior Medium-Term Notes, Series T, incorporated by reference to Exhibit 4(a) to FleetBoston Financial
Corporation’s Registration Statement on Form S-3 (File No. 333-72912); and First Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4.61 of registrant’s Registration Statement on Form S-3/A (File No. 333-112708).
(uu)	Indenture dated October 1, 1992 between registrant (successor to Fleet Financial Group, Inc.) and The First National Bank of Chicago (predecessor to J.P. Morgan Trust Company, N.A.), as Trustee, incorporated by reference to Exhibit 4(d) to Fleet Financial Group, Inc.’s Registration Statement on Form S-3/A (File No. 33-50216) pursuant to which registrant issued its 7 1/8% Subordinated Notes, due 2006; its 6 7/8% Subordinated Notes, due 2028; its 6½% Subordinated Notes, due 2008; its 6 3/8% Subordinated Notes, due 2008; its 6.70% Subordinated Notes, due 2028; and its 7 3/8% Subordinated Notes, due 2009; First Supplemental Indenture thereto dated as of November 30, 1992, incorporated by reference to Exhibit 4 of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-06366) filed December 2, 1992; and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4.59 of registrant’s Registration Statement on Form S-3/A (File No. 333-112708).

The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
10(a)	NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant’s 1990 Annual Report on Form 10-K (the “1990 10-K”); Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s 1992 Annual Report on Form 10-K (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant’s 1994 Annual Report on Form 10-K (the “1994 Form 10-K”); Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of the 1997 10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K; Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K (the “1999 10-K”); and Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (the “2001 10-K”); and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(b) of registrant’s 2002 Annual Report on Form 10-K (the “2002 10-K”).
(b)	NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for Key Employees, incorporated by reference to Exhibit 10(k) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of the 1989 10-K; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of the 1992 10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K.
(c)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(c) of the 2004 10-K.

Exhibit No.	Description
(d)	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of the 1992 10-K; and Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K.
(e)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2005.
(f)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K.
(g)	Bank of America Director Deferral Plan, as amended and restated effective January 27, 1999, incorporated by reference to Exhibit 10(i) of the 1998 10-K; Amendment thereto dated April 24, 2002, incorporated by reference to Exhibit 10(h) of the 2002 10-K; and Bank of America Corporation Director Deferral Plan, as amended and restated, effective December 10, 2002, incorporated by reference to Exhibit 10(h) of the 2002 10-K.
(h)	Bank of America Corporation Directors’ Stock Plan, as amended and restated effective January 1, 2002, incorporated by reference to Exhibit 10(j) of the 2001 10-K; Amendment thereto dated April 24, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K; Bank of America Corporation Directors’ Stock Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K; form of Restricted Stock Award agreement, incorporated by reference to Exhibit 10(h) of the 2004 10-K; and Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 14, 2005.
(i)	Bank of America Corporation 2003 Key Associate Stock Plan, effective January 1, 2003, as amended and restated effective April 1, 2004, incorporated by reference to Exhibit 10(f) of registrant’s Registration Statement on Form S-4 (File No. 333-110924); form of Restricted Stock Units Award Agreement; and form of Stock Option Award Agreement.
(j)	Split Dollar Life Insurance Agreement dated as of October 16, 1998 between registrant and NationsBank, N. A., as Trustee under that certain Irrevocable Trust Agreement No. 2 dated October 1, 1998, by and between James H. Hance, Jr., as Grantor, and NationsBank, N. A., as Trustee, incorporated by reference to Exhibit 10(dd) of the 1998 10-K; and Amendment thereto dated January 24, 2002, incorporated by reference to Exhibit 10(o) of the 2001 10-K.
(k)	Split Dollar Life Insurance Agreement dated as of September 28, 1998 between registrant and J. Steele Alphin, as Trustee under that certain Irrevocable Trust Agreement dated June 23, 1998, by and between Kenneth D. Lewis, as Grantor, and J. Steele Alphin, as Trustee, incorporated by reference to Exhibit 10(ee) of the 1998 10-K; and Amendment thereto dated January 24, 2002, incorporated by reference to Exhibit 10(p) of the 2001 10-K.
(l)	Bank of America Corporation 2002 Associates Stock Option Plan, effective February 1, 2002, incorporated be reference to Exhibit 10(s) of the 2002 10-K.
(m)	Take Ownership!, The BankAmerica Global Associate Stock Option Program, effective October 1, 1998, incorporated by reference to Exhibit 10(t) of the 2002 10-K.
(n)	Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K (the “2003 10-K”).
(o)	FleetBoston Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999, Amendment Five thereto effective January 1, 2000, Amendment Six thereto effective October 10, 2001, Amendment Seven thereto effective February 19, 2002, Amendment Eight thereto effective October 15, 2002, Amendment Nine thereto effective January 1, 2003, Amendment Ten thereto effective October 21, 2003, and Amendment Eleven thereto effective December 31, 2004, incorporated by reference to Exhibit 10(r) of the 2004 10-K.
(p)	FleetBoston Amended and Restated 1992 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(s) of the 2004 10-K.
(q)	FleetBoston Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective January 1, 2002, Amendment Four thereto effective October 15, 2002, Amendment Five thereto effective January 1, 2003, and Amendment Six thereto effective December 16, 2003, incorporated by reference to Exhibit 10(u) of the 2004 10-K.
(r)	FleetBoston Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000, Amendment Two thereto effective January 1, 2002, Amendment Three thereto effective January 1, 2003, Amendment Four thereto effective January 1, 2003, and Amendment Five thereto effective December 31, 2004, incorporated by reference to Exhibit 10(v) of the 2004 10-K.
(s)	FleetBoston Retirement Income Assurance Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective November 1, 2001, Amendment Four thereto effective January 1, 2003, Amendment Five thereto effective December 16, 2003, and Amendment Six thereto effective December 31, 2004, incorporated by reference to Exhibit 10(w) of the 2004 10-K; and Amendment Seven thereto dated December 20, 2005.
(t)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2, incorporated by reference to Exhibit 10(x) of the 2004 10-K.
(u)	Trust Agreement for the FleetBoston Executive Supplemental Plan, incorporated by reference to Exhibit 10(y) of the 2004 10-K.

Exhibit No.	Description
(v)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(z) of the 2004 10-K.
(w)	FleetBoston Directors Deferred Compensation and Stock Unit Plan, as amended by an amendment thereto effective as of July 1, 2000, a Second Amendment thereto effective as of January 1, 2003, a Third Amendment thereto dated April 14, 2003, and a Fourth Amendment thereto effective January 1, 2004, incorporated by reference to Exhibit 10(aa) of the 2004 10-K.
(x)	FleetBoston 1996 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(bb) of the 2004 10-K.
(y)	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto, an Instrument thereto (providing for the cessation of accruals effective December 31, 2000) and an Amendment thereto dated December 24, 2001, incorporated by reference to Exhibit 10(cc) of the 2004 10-K.
(z)	BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment and a Fourth Amendment thereto, incorporated by reference to Exhibit 10(dd) of the 2004 10-K.
(aa)	Description of BankBoston Supplemental Life Insurance Plan, incorporated by reference to Exhibit 10(ee) of the 2004 10-K.
(bb)	BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment thereto (assumed by FleetBoston on October 1, 1999) and an Instrument thereto, incorporated by reference to Exhibit 10(ff) of the 2004 10-K.
(cc)	Description of BankBoston Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(gg) of the 2004 10-K.
(dd)	BankBoston Director Stock Award Plan, incorporated by reference to Exhibit 10(hh) of the 2004 10-K.
(ee)	BankBoston Directors Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(ii) of the 2004 10-K.
(ff)	BankBoston, N.A. Directors’ Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(jj) of the 2004 10-K.
(gg)	BankBoston 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001, incorporated by reference to Exhibit 10(kk) of the 2004 10-K.
(hh)	Description of BankBoston Director Retirement Benefits Exchange Program, incorporated by reference to Exhibit 10(ll) of the 2004 10-K.
(ii)	Employment Agreement, dated as of March 14, 1999, between FleetBoston and Charles K. Gifford, as amended by an amendment thereto effective as of February 7, 2000, a Second Amendment thereto effective as of April 22, 2002, and a Third Amendment thereto effective as of October 1, 2002, incorporated by reference to Exhibit 10(mm) of the 2004 10-K.
(jj)	Form of Change in Control Agreement entered into with Charles K. Gifford, incorporated by reference to Exhibit 10(nn) of the 2004 10-K.
(kk)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affective by such amendment, incorporated by reference to Exhibit 10(oo) of the 2004 10-K.
(ll)	Employment Agreement dated October 27, 2003 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10(d) of registrant’s Registration Statement on Form S-4 (File No. 333-110924).
(nn)	Retirement Agreement dated January 26, 2005 between Bank of America Corporation and Charles K. Gifford, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 26, 2005.
(oo)	Amendment to various FleetBoston stock option awards, dated March 25, 2004, incorporated by reference to Exhibit 10(ss) of the 2004 10-K.
(pp)	Cancellation Agreement dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 26, 2005.
(qq)	Agreement Regarding Participation in the FleetBoston Supplemental Executive Retirement Plan dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed October 26, 2005.
12	Ratio of Earnings to Fixed Charges.
Ratio of Earnings to Fixed Charges and Preferred Dividends.
21	List of Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.
24(a)	Power of Attorney.
(b)	Corporate Resolution.

Exhibit No.	Description
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes executive compensation plan or arrangement.