Form 10-Q
period 2006-03-31
BANK OF AMERICA CORP /DE/
filed 2006-05-09
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(704) 386-5681

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

On April 30, 2006, there were 4,563,502,347 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

March 31, 2006 Form 10-Q

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2006	2005
Interest income
Interest and fees on loans and leases	$11,127	$8,080
Interest and dividends on securities	3,014	2,533
Federal funds sold and securities purchased under agreements to resell	1,709	904
Trading account assets	1,548	1,182
Other interest income	727	437

Total interest income	18,125	13,136

Interest expense
Deposits	3,007	2,182
Short-term borrowings	4,309	1,988
Trading account liabilities	517	427
Long-term debt	1,516	1,033

Total interest expense	9,349	5,630

Net interest income	8,776	7,506

Noninterest income
Service charges	1,901	1,777
Investment and brokerage services	1,103	1,013
Mortgage banking income	137	221
Investment banking income	501	366
Equity investment gains	660	399
Card income	3,436	1,289
Trading account profits	1,074	685
Other income	89	282

Total noninterest income	8,901	6,032

Total revenue	17,677	13,538

Provision for credit losses	1,270	580

Gains on sales of debt securities	14	659

Noninterest expense
Personnel	4,813	3,701
Occupancy	701	636
Equipment	344	297
Marketing	575	337
Professional fees	218	177
Amortization of intangibles	440	208
Data processing	410	364
Telecommunications	220	206
Other general operating	1,105	1,019
Merger and restructuring charges	98	112

Total noninterest expense	8,924	7,057

Income before income taxes	7,497	6,560
Income tax expense	2,511	2,167

Net income	$4,986	$4,393

Net income available to common shareholders	$4,981	$4,388

Per common share information
Earnings	$1.08	$1.09

Diluted earnings	$1.07	$1.07

Dividends paid	$0.50	$0.45

Average common shares issued and outstanding (in thousands)	4,609,481	4,032,550

Average diluted common shares issued and outstanding (in thousands)	4,666,405	4,099,062

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	March 31 2006	December 31 2005
Assets
Cash and cash equivalents	$32,575	$36,999
Time deposits placed and other short-term investments	11,157	12,800
Federal funds sold and securities purchased under agreements to resell (includes $137,066 and $148,299 pledged as collateral)	137,081	149,785
Trading account assets (includes $85,925 and $68,223 pledged as collateral)	117,181	131,707
Derivative assets	23,291	23,712
Securities:
Available-for-sale (includes $90,403 and $116,659 pledged as collateral)	237,987	221,556
Held-to-maturity, at cost (market value - $86 and $47)	86	47

Total securities	238,073	221,603

Loans and leases	619,525	573,791
Allowance for loan and lease losses	(9,067)	(8,045)

Loans and leases, net of allowance	610,458	565,746

Premises and equipment, net	9,267	7,786
Mortgage servicing rights (includes $2,925 measured at fair value at March 31, 2006)	3,070	2,806
Goodwill	66,271	45,354
Core deposit intangibles and other intangibles	10,681	3,194
Other assets	115,975	90,311

Total assets	$1,375,080	$1,291,803

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$179,358	$179,571
Interest-bearing	415,769	384,155
Deposits in foreign offices:
Noninterest-bearing	6,874	7,165
Interest-bearing	80,448	63,779

Total deposits	682,449	634,670

Federal funds purchased and securities sold under agreements to repurchase	236,919	240,655
Trading account liabilities	51,100	50,890
Derivative liabilities	15,541	15,000
Commercial paper and other short-term borrowings	99,389	116,269
Accrued expenses and other liabilities (includes $395 and $395 of reserve for unfunded lending commitments)	37,078	31,938
Long-term debt	123,178	100,848

Total liabilities	1,245,654	1,190,270

Commitments and contingencies (Notes 8 and 10)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,581,317,964 and 3,999,688,491 shares	68,705	41,693
Retained earnings	70,204	67,552
Accumulated other comprehensive income (loss)	(8,981)	(7,556)
Other	(773)	(427)

Total shareholders’ equity	129,426	101,533

Total liabilities and shareholders’ equity	$1,375,080	$1,291,803

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

					Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings

(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2004	$271	4,046,546	$44,236	$58,773	$(2,764)	$(281)	$100,235
Net income				4,393			4,393	$4,393
Net unrealized losses on available-for-sale debt and marketable equity securities					(1,541)		(1,541)	(1,541)
Net unrealized losses on foreign currency translation adjustments					(5)		(5)	(5)
Net losses on derivatives					(1,306)		(1,306)	(1,306)
Cash dividends paid:
Common				(1,830)			(1,830)
Preferred				(5)			(5)
Common stock issued under employee plans and related tax benefits		31,987	1,343			(344)	999
Common stock repurchased		(43,214)	(1,990)				(1,990)
Other				(22)	(1)		(23)	(1)

Balance, March 31, 2005	$271	4,035,319	$43,589	$61,309	$(5,617)	$(625)	$98,927	$1,540

Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533
Net income				4,986			4,986	$4,986
Net unrealized losses on available-for-sale debt and marketable equity securities					(2,019)		(2,019)	(2,019)
Net unrealized gains on foreign currency translation adjustments					42		42	42
Net gains on derivatives					552		552	552
Cash dividends paid:
Common				(2,329)			(2,329)
Preferred				(5)			(5)
Common stock issued under employee plans and related tax benefits		38,935	1,704			(346)	1,358
Stock issued in acquisition (2)		631,145	29,377				29,377
Common stock repurchased		(88,450)	(4,069)				(4,069)

Balance, March 31, 2006	$271	4,581,318	$68,705	$70,204	$(8,981)	$(773)	$129,426	$3,561

(1)	At March 31, 2006 and December 31, 2005, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $(4,997) million and $(2,978) million; Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $(80) million and $(122) million; Net Gains (Losses) on Derivatives of $(3,786) million and $(4,338) million; and Other of $(118) million and $(118) million. Amounts shown are net of tax. For additional information on Accumulated OCI, see Note 11 of the Consolidated Financial Statements.
(2)	Includes adjustment for the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million.

See accompanying Notes to Consolidated Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Operating activities
Net income	$4,986	$4,393
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,270	580
Gains on sales of debt securities	(14)	(659)
Depreciation and premises improvements amortization	278	240
Amortization of intangibles	440	208
Deferred income tax expense (benefit)	326	(267)
Net (increase) decrease in trading and derivative instruments	18,388	(12,697)
Net (increase) decrease in other assets	(15,790)	4,283
Net increase (decrease) in accrued expenses and other liabilities	487	(4,489)
Stock-based compensation expense	479	193
Other operating activities, net	(2,352)	(3,669)

Net cash provided by (used in) operating activities	8,498	(11,884)

Investing activities
Net decrease in time deposits placed and other short-term investments	2,671	1,138
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	12,704	(48,036)
Proceeds from sales of available-for-sale securities	7,032	38,451
Proceeds from maturities of available-for-sale securities	5,357	10,181
Purchases of available-for-sale securities	(26,548)	(74,552)
Proceeds from maturities of held-to-maturity securities	—	55
Proceeds from sales of loans and leases	6,819	1,113
Other changes in loans and leases, net	(16,442)	(9,574)
Additions to mortgage servicing rights, net	(149)	(168)
Net (purchases) dispositions of premises and equipment	140	(254)
Proceeds from sales of foreclosed properties	32	26
Net cash paid for business acquisitions	(3,519)	—
Other investing activities, net	(231)	(72)

Net cash used in investing activities	(12,134)	(81,692)

Financing activities
Net increase in deposits	19,021	11,417
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,521)	67,911
Net increase (decrease) in commercial paper and other short-term borrowings	(18,828)	14,842
Proceeds from issuance of long-term debt	10,197	4,768
Retirement of long-term debt	(1,330)	(2,702)
Proceeds from issuance of common stock	948	987
Common stock repurchased	(4,069)	(1,990)
Cash dividends paid	(2,334)	(1,835)
Excess tax benefits of share-based payments	75	—
Other financing activities, net	50	(37)

Net cash provided by (used in) financing activities	(791)	93,361

Effect of exchange rate changes on cash and cash equivalents	3	(23)

Net decrease in cash and cash equivalents	(4,424)	(238)
Cash and cash equivalents at January 1	36,999	28,936

Cash and cash equivalents at March 31	$32,575	$28,698

There were no net transfers of Loans and Leases from the loan portfolio to loans held-for-sale (included in Other Assets) during the three months ended March 31, 2006. There were $114 million related transfers during the three months ended March 31, 2005.

The fair values of noncash assets acquired and liabilities assumed in the merger with MBNA were $83.6 billion and $50.7 billion.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion were issued in connection with the merger with MBNA.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2006, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), Bank of America, N.A. (USA), and MBNA America Bank, N.A.

On January 1, 2006, the Corporation acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA) (the MBNA Merger). The MBNA Merger was accounted for under the purchase method of accounting. Consequently, MBNA’s results of operations were included in the Corporation’s results beginning as of January 1, 2006.

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

As indicated in the Corporation’s 2005 Annual Report on Form 10-K, certain historical financial statements and other selected financial data were restated to comply with the accounting treatment for certain derivative transactions under the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133). For additional information on this restatement, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

As part of its credit portfolio management, the Corporation purchases credit protection through credit derivatives. Effective January 1, 2006, the Corporation classifies the impact of these credit derivatives that economically hedge the portfolio in Other Income. Prior to January 1, 2006, the impact was classified in Trading Account Profits. Prior period amounts have been reclassified to conform to current period presentation.

Recently Issued or Proposed Accounting Pronouncements

On March 31, 2006, the Financial Accounting Standards Board (FASB) issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The exposure draft requires the recognition of a plan’s over-funded or under-funded status as an asset or liability and an adjustment to accumulated other comprehensive income. Additionally, the exposure draft requires determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, and prior service costs and credits, as a component of other comprehensive income. The exposure draft is expected to be effective December 31, 2006. If the provisions in this exposure draft had been applied as of December 31, 2005, Shareholders’ Equity would have been reduced by approximately $2.9 billion before tax and approximately $1.9 billion after tax. For additional information on the Corporation’s pension and postretirement plans, see Note 16 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Income. The Corporation elected to early adopt the standard and to account for consumer MSRs using the fair value measurement method on January 1, 2006. Commercial related MSRs continue to be accounted for using the amortization method (i.e. lower of cost or market). The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial condition. For additional information on MSRs, see Note 7 of the Consolidated Financial Statements.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. The adoption of SFAS No. 155 will not have a material impact on the Corporation’s results of operations and financial condition.

Effective January 1, 2006, the Corporation adopted SFAS No. 123 (revised 2004) “Share-based Payment” (SFAS 123R). Previously, the Corporation accounted for stock-based employee compensation under the fair value-based method of accounting. For additional information on stock-based employee compensation, see Note 13 of the Consolidated Financial Statements.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

Note 2 – MBNA Merger and Restructuring Activity

The Corporation acquired 100 percent of the outstanding stock of MBNA on January 1, 2006 under the terms of the MBNA Merger. As a result, 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. Prior to the MBNA Merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. The MBNA Merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations and sell these credit cards through its delivery channels (including the retail branch network). MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

The MBNA Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA Merger date as summarized below. This allocation is based on management’s current estimation and could change as the fair value calculations are finalized and more information becomes available.

(In millions, except per share amounts)
Purchase price
Purchase price per share of the Corporation’s common stock (1)	$45.856
Exchange ratio	0.5009

Purchase price per share of the Corporation’s common stock exchanged	$22.969
Cash portion of the MBNA Merger consideration	4.125

Implied value of one share of MBNA common stock	27.094
MBNA common stock exchanged	1,260

Total value of the Corporation’s common stock and cash exchanged		$34,139
Fair value of outstanding stock options and direct acquisition costs		467

Total purchase price		$34,606

Allocation of the purchase price
MBNA stockholders’ equity		$13,410
MBNA goodwill and other intangible assets		(3,564)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases		(270)
Premises and equipment		(549)
Identified intangibles (2)		7,886
Other assets		(901)
Deposits		(97)
Exit and termination liabilities		(468)
Other personnel-related liabilities		(685)
Other liabilities and deferred income taxes		(603)
Long-term debt		(409)

Estimated fair value of net assets acquired		13,750

Estimated goodwill resulting from the MBNA Merger (3)		$20,856

(1)	The value of the shares of common stock exchanged with MBNA shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, June 30, 2005, the date of the MBNA Merger Agreement.
(2)	Includes purchased credit card relationships of $5,698 million, affinity relationships of $1,642 million, core deposit intangibles of $214 million, and other intangibles of $332 million. The amortization life for core deposit intangibles is 10 years, and purchased credit card relationships and affinity relationships are 15 years.
(3)	No Goodwill is expected to be deductible for tax purposes. Substantially all Goodwill was allocated to Global Consumer and Small Business Banking.

As a result of the MBNA Merger, the Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. These loans were accounted for in accordance with Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which requires that purchased impaired loans be recorded at fair value at the time of acquisition. The purchase accounting adjustment to reduce impaired loans to fair value results in an increase in Goodwill. In addition, an adjustment was made to the allowance for loan and lease losses for those impaired loans resulting in a decrease in Goodwill. The outstanding balance and fair value of such loans was approximately $1.3 billion and $940 million as of the merger date. At March 31, 2006 the outstanding balance of such loans was approximately $465 million.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the Merger taken place at January 1, 2005. For more information on the unaudited pro forma condensed combined financial information, refer to the Corporation’s Current Report on Form 8-K filed on April 10, 2006.

(Dollars in millions)	Pro Forma Three Months Ended March 31, 2005
Net interest income	$8,341
Noninterest income	7,775
Provision for credit losses	882
Gains on sales of debt securities	659
Merger and restructuring charges	880
Other noninterest expense	8,399
Income before income taxes	6,614
Net income	4,437

Merger and Restructuring Charges in the above table includes a nonrecurring restructuring charge related to legacy MBNA of $768 million. Pro forma Earnings Per Common Share and Diluted Earnings Per Common Share were $0.95 and $0.94 for the three months ended March 31, 2005.

Merger and Restructuring Charges

Merger and Restructuring Charges are recorded in the Consolidated Statement of Income, and include incremental costs to integrate the operations of the Corporation and MBNA. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger related charges. For a discussion of the prior year Merger and Restructuring Charges related to FleetBoston, see Note 2 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

(Dollars in millions)	Three Months Ended March 31, 2006
Severance and employee-related charges	$20
Systems integrations and related charges	48
Other	30

Total merger and restructuring charges	$98

Exit Costs and Restructuring Reserves

On January 1, 2006, liabilities of $468 million for MBNA’s exit and termination costs were recorded as purchase accounting adjustments resulting in an increase in Goodwill. Included in the $468 million were $409 million for severance, relocation and other employee-related expenses and $59 million for contract terminations. Cash payments of $22 million were charged against this liability during the first quarter, including $2 million of severance, relocation and other employee-related costs, and $20 million of contract terminations reducing the balance in the liability to $446 million at March 31, 2006.

Restructuring reserves were established for legacy Bank of America associate severance, other employee-related expenses, and contract terminations. During the quarter, $13 million was recorded to the restructuring reserves related to associate severance and other employee-related expenses, and another $21 million for contract terminations.

Payments under exit costs and restructuring reserves associated with the MBNA Merger are expected to be substantially complete by the end of 2007.

Exit Costs and Restructuring Reserves

	Three Months Ended March 31, 2006
(Dollars in millions)	Exit Costs Reserves (1)	Restructuring Reserves (2)
Balance, December 31, 2005	$—	$—
MBNA exit costs	468	—
Restructuring charges	—	34
Cash payments	(22)	—

Balance, March 31, 2006	$446	$34

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.
(2)	Restructuring reserves were established by a charge to income.

Note 3 - Trading Account Assets and Liabilities

The Corporation engages in a variety of trading-related activities that are either for clients or its own account.

The following table presents the fair values of the components of Trading Account Assets and Liabilities at March 31, 2006 and December 31, 2005.

(Dollars in millions)	March 31 2006	December 31 2005
Trading account assets
Corporate securities, trading loans and other	$39,719	$46,554
U.S. government and agency securities (1)	29,104	31,091
Equity securities	23,723	31,029
Mortgage trading loans and asset-backed securities	11,820	12,290
Foreign sovereign debt	12,815	10,743

Total	$117,181	$131,707

Trading account liabilities
U.S. government and agency securities (2)	$18,452	$23,179
Equity securities	13,310	11,371
Foreign sovereign debt	9,040	8,915
Corporate securities and other	10,285	7,407
Mortgage trading loans and asset-backed securities	13	18

Total	$51,100	$50,890

(1)	Includes $20.8 billion at March 31, 2006 and $22.1 billion at December 31, 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.
(2)	Includes $1.1 billion at March 31, 2006 and $1.4 billion at December 31, 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

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

The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133) accounting purposes. Non-hedging derivatives held for trading purposes are included in Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits. Other non-hedging derivatives that are considered economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in Derivative Assets or Derivative Liabilities with changes in fair value recorded in Mortgage Banking Income or Other Income on the Consolidated Statement of Income. A detailed discussion of derivative trading activities and Asset and Liability Management (ALM) activities are presented in Note 5 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

The following table presents the contract/notional amounts and credit risk amounts at March 31, 2006 and December 31, 2005 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At both March 31, 2006 and December 31, 2005, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $9.3 billion. In addition, at March 31, 2006 and December 31, 2005, the cash collateral placed against Derivative Liabilities was $6.9 billion and $7.6 billion.

Derivatives (1)

	March 31, 2006		December 31, 2005
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$15,792,608	$11,751	$14,401,577	$11,085
Futures and forwards	2,559,817	105	2,113,717	—
Written options	1,021,106	—	900,036	—
Purchased options	966,694	3,266	869,471	3,345
Foreign exchange contracts
Swaps	353,358	3,383	333,487	3,735
Spot, futures and forwards	1,067,210	1,974	944,321	2,481
Written options	308,482	—	214,668	—
Purchased options	320,435	1,335	229,049	1,214
Equity contracts
Swaps	29,827	524	28,287	548
Futures and forwards	8,171	44	6,479	44
Written options	77,160	—	69,048	—
Purchased options	71,349	7,368	57,693	6,729
Commodity contracts
Swaps	4,586	1,790	8,809	2,475
Futures and forwards	6,679	—	5,533	—
Written options	6,550	—	7,854	—
Purchased options	2,849	445	3,673	546
Credit derivatives (2)	813,327	651	722,190	766

Credit risk before cash collateral		32,636		32,968
Less: Cash collateral applied		9,345		9,256

Total derivative assets		$23,291		$23,712

(1)	Includes long and short derivative positions.
(2)	The December 31, 2005 notional amount has been restated to conform with new regulatory guidance, which defined the notional as the contractual loss protection for structured basket transactions.

The average fair value of Derivative Assets for the three months ended March 31, 2006 and December 31, 2005 was $22.6 billion and $25.2 billion. The average fair value of Derivative Liabilities for the three months ended March 31, 2006 and December 31, 2005 was $15.2 billion and $16.9 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $486 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings (1)	$(19)	$5
Net gain excluded from assessment of effectiveness (2)	—	6
Cash flow hedges
Hedge ineffectiveness recognized in earnings (3)	(1)	(2)
Net investment hedges
Gains included in foreign currency translation adjustments within Accumulated OCI	10	47

(1)	Included $(19) million recorded in Net Interest Income in the Consolidated Statement of Income for the three months ended March 31, 2006. Included $5 million recorded in Mortgage Banking Income for the three months ended March 31, 2005.
(2)	Included $6 million recorded in Mortgage Banking Income in the Consolidated Statement of Income for the three months ended March 31, 2005.
(3)	Included $(1) million and $4 million recorded in Net Interest Income and $0 and $(6) million recorded in Mortgage Banking Income in the Consolidated Statement of Income for the three months ended March 31, 2006 and 2005.

Note 5 - Outstanding Loans and Leases

Outstanding loans and leases at March 31, 2006 and December 31, 2005 were:

(Dollars in millions)	March 31 2006	December 31 2005
Consumer
Residential mortgage	$188,261	$182,596
Credit card - domestic	64,490	58,548
Credit card - foreign	7,789	—
Home equity lines	65,516	62,098
Direct/Indirect consumer	55,127	45,490
Other consumer (1)	10,528	6,725

Total consumer	391,711	355,457

Commercial
Commercial - domestic	146,737	140,533
Commercial real estate (2)	36,337	35,766
Commercial lease financing	20,813	20,705
Commercial - foreign	23,927	21,330

Total commercial	227,814	218,334

Total	$619,525	$573,791

(1)	Includes consumer finance of $3.0 billion and $2.8 billion; foreign consumer of $7.6 billion and $3.8 billion; and consumer lease financing of $18 million and $35 million at March 31, 2006 and December 31, 2005.
(2)	Includes domestic commercial real estate loans of $35.7 billion and $35.2 billion; and foreign commercial real estate loans of $671 million and $585 million at March 31, 2006 and December 31, 2005.

The following table presents the recorded loan amounts, without consideration for the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at March 31, 2006 and December 31, 2005. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

(Dollars in millions)	March 31 2006	December 31 2005
Commercial - domestic	$668	$613
Commercial real estate	72	49
Commercial - foreign	43	34

Total impaired loans	$783	$696

At March 31, 2006 and December 31, 2005, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $1.6 billion and $1.5 billion. In addition, included in Other Assets were nonperforming loans held-for-sale of $62 million and $50 million at March 31, 2006 and December 31, 2005.

Note 6 - Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Allowance for loan and lease losses, January 1	$8,045	$8,626
MBNA balance, January 1, 2006	577	—
Loans and leases charged off	(1,117)	(1,158)
Recoveries of loans and leases previously charged off	295	269

Net charge-offs	(822)	(889)

Provision for loan and lease losses	1,270	588
Other	(3)	(12)

Allowance for loan and lease losses, March 31	9,067	8,313

Reserve for unfunded lending commitments, January 1	395	402
Provision for unfunded lending commitments	—	(8)

Reserve for unfunded lending commitments, March 31	395	394

Total allowance for credit losses	$9,462	$8,707

Note 7 – Mortgage Servicing Rights

Effective January 1, 2006, the Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income. Prior to January 1, 2006, MSRs were accounted for on a lower of cost or market basis and hedged with derivatives that qualified for SFAS 133 hedge accounting.

The following table presents activity for consumer-related MSRs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Balance, January 1	$2,673	$2,358
Additions	143	165
Loss in market value from customer payments	(171)	—
Amortization	—	(144)
Other changes in MSR market value (1)	280	—
Valuation adjustment of MSRs (2)	—	168

Balance, March 31 (3)	$2,925	$2,547

(1)	Reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	For the three months ended March 31, 2005, includes $150 million related to change in value attributed to SFAS 133 hedged MSRs and $18 million of net recoveries.
(3)	Net of impairment allowance of $236 million at March 31, 2005.

The key economic assumptions used in valuations of MSRs included modeled prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial MSRs are accounted for using the amortization method (i.e. lower of cost or market). Commercial MSRs were $145 million and $148 million at March 31, 2006 and December 31, 2005 and are not included in the table above.

Note 8 - Securitizations

The Corporation securitizes assets and may continue to hold a portion or all of the securities, subordinated tranches, interest-only strips and, in some cases, a cash reserve account, all of which are considered interests that continue to be held by a transferor in the securitized assets. Those assets may be serviced by the Corporation or by third parties. The Corporation also uses other special purpose financing entities to access the commercial paper market and for other lending, leasing and real estate activities.

As a result of the MBNA Merger, the Corporation acquired interests in credit card, consumer, and commercial loan securitization vehicles. Their aggregate debt securities outstanding as of January 1, 2006 was $81.6 billion in credit card, $5.6 billion in consumer, and $1.5 billion in commercial. These interests include interest-only strips, subordinated tranches, cash reserve accounts, and subordinated accrued interest receivable. Changes in the fair value of the interest-only strips are recorded in earnings.

Key economic assumptions used in measuring the fair value of certain interests that continue to be held by the Corporation (included in Other Assets) in credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

Credit Card Data

(Dollars in millions)	March 31 2006	December 31 2005
Carrying amount of residual interests (at fair value) (1)	$2,451	$203
Balance of unamortized securitized loans	87,154	2,237
Weighted average life to call or maturity (in years)	0.3	0.5
Revolving structures - payment rate	12.2-20.0%	12.1%
Impact on fair value of 100 bps favorable change	$22	$2
Impact on fair value of 200 bps favorable change	46	3
Impact on fair value of 100 bps adverse change	(18)	(2)
Impact on fair value of 200 bps adverse change	(35)	(3)
Expected credit losses (annual rate)	3.6-5.1%	4.0-4.3%
Impact on fair value of 10% favorable change	$92	$3
Impact on fair value of 25% favorable change	228	8
Impact on fair value of 10% adverse change	(84)	(3)
Impact on fair value of 25% adverse change	(198)	(8)
Residual cash flows discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 100 bps favorable change	$8	$—
Impact on fair value of 200 bps favorable change	11	—
Impact on fair value of 100 bps adverse change	(12)	—
Impact on fair value of 200 bps adverse change	(23)	—

(1)	Residual interests include interest-only strips, one or more subordinated tranches, accrued interest receivable, and in some cases, a cash reserve account.

The sensitivities in the preceding table are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of an interest that continues to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the Corporation has the ability to hedge interest rate risk associated with retained residual positions. The above sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk. The other consumer and commercial loan securitization vehicles acquired with MBNA were not material to the Corporation.

Proceeds from collections reinvested in revolving credit card securitizations were $38.8 billion and $0.5 billion for the three months ended March 31, 2006 and 2005. Credit card servicing fee income totaled $440 million and $34 million for the three months ended March 31, 2006 and 2005. Other cash flows received on interests that continued to be held by the Corporation were $1.8 billion and $75 million for the three months ended March 31, 2006 and 2005, for credit card securitizations.

The Corporation reviews its loans and leases portfolio on a managed basis. Managed loans and leases are defined as on-balance sheet Loans and Leases as well as those loans in revolving securitizations and other securitizations where servicing is retained that are undertaken for liquidity or other corporate purposes, which include credit card, home equity lines, commercial loans, auto and certain mortgage securitizations. Managed loans and leases excludes originate-to-distribute loans and other loans in securitizations where the Corporation has not retained servicing. New advances on accounts for which previous loan balances were sold to the securitization trusts will be recorded on the Corporation’s Consolidated Balance Sheet after the revolving period of the securitization, which has the effect of increasing Loans and Leases on the Corporation’s Consolidated Balance Sheet and increasing Net Interest Income and charge-offs, with a corresponding reduction in Noninterest Income. Portfolio balances, delinquency and historical loss amounts of the managed loans and leases portfolio as of March 31, 2006, and December 31, 2005, and for the three months ended March 31, 2006 and 2005 were as follows:

	March 31, 2006			December 31, 2005 (1)
(Dollars in millions)	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases
Residential mortgage	$193,730	$—	$538	$188,502	$—	$570
Credit card - domestic	136,785	2,810	—	60,785	1,217	—
Credit card - foreign	22,648	484	—	—	—	—
Home equity lines	65,930	3	124	62,553	3	117
Direct/Indirect consumer	64,699	326	34	49,486	75	37
Other consumer	10,528	36	92	6,725	15	61

Total consumer	494,320	3,659	788	368,051	1,310	785

Commercial - domestic	150,181	159	631	142,437	117	581
Commercial real estate	36,337	11	72	35,766	4	49
Commercial lease financing	20,813	12	53	20,705	15	62
Commercial - foreign	23,927	1	43	21,330	32	34

Total commercial	231,258	183	799	220,238	168	726

Total managed loans and leases	725,578	$3,842	$1,587	588,289	$1,478	$1,511

Managed loans in securitizations	(106,053)			(14,498)

Total held loans and leases	$619,525			$573,791

(1)	The amounts for December 31, 2005 have been restated to include certain mortgage and auto securitizations as these are now included in the Corporation’s definition of managed loans.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005 (1)
(Dollars in millions)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio (2)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio (2)
Residential mortgage	$190,317	$10	0.02%	$181,538	$4	0.01%
Credit card - domestic	139,355	1,073	3.12	58,145	884	6.17
Credit card - foreign	22,783	173	3.08	—	—	—
Home equity lines	64,628	9	0.06	52,073	6	0.05
Direct/Indirect consumer	64,587	134	0.85	43,115	66	0.61
Other consumer	10,357	42	1.67	7,305	56	3.12

Total consumer	492,027	1,441	1.19	342,176	1,016	1.20

Commercial - domestic	148,142	63	0.17	127,154	26	0.08
Commercial real estate	36,676	(1)	(0.01)	33,016	—	—
Commercial lease financing	20,512	(23)	(0.45)	20,745	25	0.48
Commercial - foreign	23,139	1	0.01	17,570	(29)	(0.66)

Total commercial	228,469	40	0.07	198,485	22	0.04

Total managed loans and leases	720,496	$1,481	0.84%	540,661	$1,038	0.78%

Managed loans in securitizations	(104,528)			(15,740)

Total held loans and leases	$615,968			$524,921

(1)	The amounts for the three months ended March 31, 2005 have been restated to include certain mortgage and auto securitizations as these are now included in the Corporation’s definition of managed loans.
(2)	The net loss ratio is calculated by dividing annualized managed loans and leases net losses by average managed loans and leases outstanding for each loan and lease category.

Variable Interest Entities

At March 31, 2006 and December 31, 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” were reflected in Available-for-sale Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Corporate and Investment Banking. As of March 31, 2006 and December 31, 2005, the Corporation held $8.4 billion and $6.6 billion of assets in these entities, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments would be approximately $10.6 billion and $8.3 billion. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of March 31, 2006 and December 31, 2005, the amount of assets of these entities was $693 million and $750 million, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum possible loss exposure would be $258 million and $212 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at March 31, 2006 and December 31, 2005 were approximately $33.0 billion and $32.5 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $29 million and $75 million for the three months ended March 31, 2006 and 2005. At March 31, 2006 and December 31, 2005, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these VIEs would be approximately $27.7 billion and $26.7 billion, which is net of amounts syndicated.

Management does not believe losses resulting from its involvement with the entities discussed above will be material. See Notes 1 and 9 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K for additional discussion of securitizations and special purpose financing entities.

Note 9- Goodwill and Other Intangibles

The following table presents allocated Goodwill at March 31, 2006 and December 31, 2005 for each business segment and All Other.

(Dollars in millions)	March 31 2006	December 31 2005
Global Consumer and Small Business Banking	$39,355	$18,491
Global Corporate and Investment Banking	21,304	21,292
Global Wealth and Investment Management	5,333	5,333
All Other	279	238

Total	$66,271	$45,354

The gross carrying value and accumulated amortization related to core deposit intangibles and other intangibles at March 31, 2006 and December 31, 2005 are presented below:

	March 31, 2006		December 31, 2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchase credit card relationships	$6,384	$411	$660	$217
Core deposit intangibles	3,865	2,004	3,661	1,881
Affinity relationships	1,642	50	—	—
Other intangibles	2,050	795	1,693	722

Total	$13,941	$3,260	$6,014	$2,820

For additional information on the impact of the MBNA Merger, see Note 2 of the Consolidated Financial Statements.

Amortization expense on core deposit intangibles and other intangibles was $440 million and $208 million for the three months ended March 31, 2006 and 2005. The Corporation estimates that aggregate amortization expense will be approximately $434 million, $433 million and $430 million for the second, third and fourth quarters of 2006, respectively. In addition the Corporation estimates the aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion, and $900 million for 2007, 2008, 2009, 2010 and 2011, respectively.

Note 10 - Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. For additional information on commitments to extend credit, see Note 13 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $30.6 billion and $30.4 billion at March 31, 2006 and December 31, 2005. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at March 31, 2006 and December 31, 2005 was $455 million and $458 million. At March 31, 2006, the carrying amount included deferred revenue of $60 million and a reserve for unfunded lending commitments of $395 million. At December 31, 2005, the carrying amount included deferred revenue of $63 million and a reserve for unfunded lending commitments of $395 million.

(Dollars in millions)	March 31 2006	December 31 2005
Loan commitments(1)	$312,823	$277,757
Home equity lines of credit	84,174	78,626
Standby letters of credit and financial guarantees	43,147	43,095
Commercial letters of credit	4,992	5,154

Legally binding commitments	445,136	404,632
Credit card lines(2)	802,517	192,968

Total	$1,247,653	$597,600

(1)	At March 31, 2006 and December 31, 2005, there were equity commitments of $1.3 billion and $1.4 billion, related to obligations to further fund Principal Investing equity investments.
(2)	As part of the MBNA Merger, on January 1, 2006, the Corporation acquired $588.4 billion of unused credit lines.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

At March 31, 2006 and December 31, 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.3 billion and $9.4 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $227 million and $171 million at March 31, 2006 and December 31, 2005.

At March 31, 2006, the Corporation had whole mortgage loan purchase commitments of $445 million, all of which will settle in the second quarter of 2006. At December 31, 2005, the Corporation had whole mortgage loan purchase commitments of $4.0 billion, all of which settled in the first quarter of 2006.

The Corporation has entered into operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.3 billion in 2006, $1.2 billion in 2007, $1.2 billion in 2008, $900 million in 2009, $750 million in 2010 and $5.0 billion for all years thereafter.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. In 2005, the Corporation purchased $5.0 billion of such loans and at March 31, 2006, the remaining commitment amount was $44.5 billion. For the three months ended March 31, 2006 the Corporation purchased $2.5 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $4.5 billion of such loans for the period April 1, 2006 through June 30, 2006 and up to $10.0 billion in each of the agreement’s next four fiscal years.

Other Guarantees

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended March 31, 2006 and 2005, the Corporation processed $88.3 billion and $75.8 billion of transactions and recorded losses as a result of these chargebacks of $4 million for both periods.

At March 31, 2006 and December 31, 2005, the Corporation held as collateral approximately $404 million and $248 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2006 and December 31, 2005, the maximum potential exposure totaled approximately $116.3 billion and $118.2 billion.

For additional information on other guarantees, see Note 13 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K. For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 9 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Interchange Anti-Trust Litigation

In the In re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation case, on April 24, 2006, plaintiffs filed a first consolidated and amended putative class action complaint realleging the claims in the original complaint and alleging, among other additional claims, that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of Visa and MasterCard that are alleged to constitute restraints of trade.

Pension Plan Matters

In the Donna C. Richards v. FleetBoston Financial Corp. and the FleetBoston Financial Pension Plan case, on March 31, 2006, the court granted defendants’ motion to dismiss in part and denied it in part. The court certified a class with respect to plaintiffs’ claims that (i) the cash balance benefit formula reduces the rate of benefit accrual on account of age, (ii) the participants did not receive proper notice of the alleged reduction of future benefit accrual, and (iii) the summary plan description was not adequate. On April 17, 2006, plaintiff filed an amended complaint again alleging the three claims as to which a class was certified and amending two claims the court had dismissed, which alleged violation of ERISA’s “anti-backloading” rule and breach of fiduciary duty.

Note 11 - Shareholders’ Equity and Earnings Per Common Share

The following table presents share repurchase activity for the three months ended March 31, 2006 and 2005, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price (1)	Remaining Buyback Authority under Announced Programs (2)
			Amounts	Shares
January 1-31, 2006	4,500	$44.61	$9,717	149,688
February 1-28, 2006	5,000	45.29	9,491	144,688
March 1-31, 2006	78,950	46.15	5,847	65,738

Three months ended March 31, 2006	88,450	46.02

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price (3)	Remaining Buyback Authority under Announced Programs (2)
			Amounts	Shares
January 1-31, 2005	9,637	$46.20	$4,233	70,988
February 1-28, 2005	9,375	46.18	3,800	61,613
March 1-31, 2005	24,202	45.94	14,688	237,411

Three months ended March 31, 2005	43,214	46.05

(1)	Reduced Shareholders’ Equity by $4.1 billion and increased diluted earnings per common share by $0.01 for the three months ended March 31, 2006. These repurchases were partially offset by the issuance of approximately 38.9 million shares of common stock under employee plans, which increased Shareholders’ Equity by $1.4 billion, net of $0.3 billion of deferred compensation related to restricted stock awards, and had no effect on diluted earnings per common share for the three months ended March 31, 2006.
(2)	On January 28, 2004, our Board of Directors (the Board) authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion. At March 31, 2005 there was 37.4 million shares of remaining buyback authority related to the January 2004 plan. This repurchase plan was completed during the third quarter of 2005. On March 22, 2005, the Board authorized an additional stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months.
(3)	Reduced Shareholders’ Equity by $2.0 billion and had no effect on diluted earnings per common share for the three months ended March 31, 2005. These repurchases were partially offset by the issuance of approximately 32 million shares of common stock under employee plans, which increased Shareholders’ Equity by $1.0 billion, net of $0.3 billion of deferred compensation related to restricted stock awards, and had no effect on diluted earnings per common share for the three months ended March 31, 2005.

The Corporation will continue to repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase programs. The Corporation expects to continue to repurchase a number of shares of common stock at least equal to any shares issued under the Corporation’s employee stock plans.

On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 18 months.

Also on April 26, 2006, the Board declared a regular quarterly cash dividend on common stock of $0.50 per share, payable on June 23, 2006 to common shareholders of record on June 2, 2006. In January 2006, the Board declared a quarterly cash dividend of $0.50 per common share which was paid on March 24, 2006 to common shareholders of record on March 3, 2006.

The following table presents the changes in Accumulated OCI for the three months ended March 31, 2006 and 2005.

(Dollars in millions)(1)	Securities	Derivatives(2)	Other	Total
Balance, December 31, 2004	$(197)	$(2,279)	$(288)	$(2,764)
Net change in fair value recorded in Accumulated OCI	(1,095)	(1,383)	(6)	(2,484)
Less: Net realized gains (losses) reclassified into earnings(3)	446	(77)	—	369

Balance, March 31, 2005	$(1,738)	$(3,585)	$(294)	$(5,617)

Balance, December 31, 2005	$(2,978)	$(4,338)	$(240)	$(7,556)
Net change in fair value recorded in Accumulated OCI	(1,893)	489	42	(1,362)
Less: Net realized gains (losses) reclassified into earnings(3)	126	(63)	—	63

Balance, March 31, 2006	$(4,997)	$(3,786)	$(198)	$(8,981)

(1)	Amounts shown are net-of-tax.
(2)	The amount included in Accumulated OCI for terminated derivative contracts were losses of $2.5 billion and $1.2 billion, net-of-tax at March 31, 2006 and 2005.
(3)	Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes gains (losses) on available-for-sale securities. These amounts are reclassified into earnings upon sale of the related security.

The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2006 and 2005 is presented below:

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2006	2005
Earnings per common share
Net income	$4,986	$4,393
Preferred stock dividends	(5)	(5)

Net income available to common shareholders	$4,981	$4,388

Average common shares issued and outstanding	4,609,481	4,032,550

Earnings per common share	$1.08	$1.09

Diluted earnings per common share
Net income available to common shareholders	$4,981	$4,388

Average common shares issued and outstanding	4,609,481	4,032,550
Dilutive potential common shares (1, 2)	56,924	66,512

Total diluted average common shares issued and outstanding	4,666,405	4,099,062

Diluted earnings per common share	$1.07	$1.07

(1)	For the three months ended March 31, 2006 and 2005, average options to purchase 60 million and 27 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.
(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

Note 12 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The Bank of America Pension Plan (the Pension Plan) allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. A detailed discussion of these plans is provided in Note 16 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

As a result of the MBNA Merger, the Corporation assumed the obligations related to the plans of former MBNA. The MBNA Pension Plan retirement benefits are based on the number of years of benefit service and a percentage of the participant’s average annual compensation during the five highest paid consecutive years of their last 10 years of employment. The MBNA Supplemental Executive Retirement Plan (SERP) provides certain officers with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The MBNA Postretirement Health and Life Plan provides certain health care and life insurance benefits for a closed group upon early retirement.

Net periodic benefit cost of the Corporation’s plans including the MBNA plans, for the three months ended March 31, 2006 and 2005 included the following components:

	Three Months Ended March 31
	Pension Plan		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2006 (1)	2005	2006 (1)	2005	2006 (1)	2005
Components of net periodic benefit cost
Service cost	$82	$77	$3	$3	$4	$3
Interest cost	168	165	22	16	22	19
Expected return on plan assets	(260)	(248)	—	—	(2)	(4)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost	10	12	(2)	(2)	—	—
Recognized net actuarial loss	53	38	5	5	13	17
Recognized loss due to settlements and curtailments	—	—	—	9	—	—

Net periodic benefit cost	$53	$44	$28	$31	$45	$43

(1)	Includes the results of former MBNA. The net periodic benefit cost of the former MBNA Pension Plan, SERP, and Postretirement Health and Life Plan were $13 million, $7 million and $4 million, respectively, for the three months ended March 31, 2006.

During 2006, the Corporation expects to contribute $85 million, $242 million and $20 million to the former MBNA Pension Plan, SERP, and Postretirement Health and Life Plan, respectively. At March 31, 2006, the Corporation had contributed $0 million, $116 million, and $9 million, respectively, to these plans.

Note 13 – Stock-based Compensation Plans

Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under SFAS 123. On January 1, 2006, the Corporation adopted SFAS 123R under the modified-prospective application. Under the modified-prospective-application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after adoption.

The compensation cost recognized in income for the plans described below was $479 million and $193 million for the three months ended March 31, 2006 and 2005. The related income tax benefit recognized in income was $178 million and $68 million for the three months ended March 31, 2006 and 2005.

Prior to the adoption of SFAS 123R, awards granted to retirement eligible employees were expensed over the stated vesting period. SFAS 123R requires that the Corporation recognize stock compensation cost immediately for any awards granted to retirement eligible employees, or over the vesting period or the period from the grant date to the date retirement eligibility is achieved, which ever is shorter. For the three months ended March 31, 2006, the Corporation recognized $320 million in equity based compensation due to awards being granted to retirement eligible employees.

Prior to the adoption of SFAS 123R, the Corporation presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Corporation recognized $75 million in excess tax benefits that were classified as a financing cash inflow for the three months ended March 31, 2006.

Prior to January 1, 2006, the Corporation estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. On January 1, 2006, the Corporation began using a lattice option-pricing model to estimate the grant date fair value of stock options granted. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the lattice option-pricing model for the three months ended March 31, 2006. Lattice option-pricing models incorporate ranges of assumptions for inputs and those ranges are disclosed in the table below. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from traded stock options on the Corporation’s common stock, historical volatility of the Corporation’s common stock, and other factors. The Corporation uses historical data to estimate stock option exercise and employee termination within the model. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The table below also includes the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the three months ended March 31, 2005. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

	Shareholder Approved Plans
	Three Months Ended March 31
	2006	2005
Risk-free interest rate	4.59 - 4.70%	3.94%
Dividend yield	4.50%	4.60%
Expected volatility	17.00 - 27.00%	20.53%
Weighted-average volatility	20.30%	n/a
Expected lives (years)	6.5	6

The Corporation has certain equity compensation plans that were approved by its shareholders. These plans are the Key Employee Stock Plan and the Key Associate Stock Plan. Descriptions of the material features of these plans follow.

Key Employee Stock Plan

The Key Employee Stock Plan, as amended and restated, provided for different types of awards. These include stock options, restricted stock shares and restricted stock units. Under the plan, ten-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002, to certain employees at the closing market price on the respective grant dates. Options granted under the plan generally vest in three or four equal annual installments. At March 31, 2006, approximately 86 million options were outstanding under this plan. No further awards may be granted.

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

At March 31, 2006, approximately 155 million options were outstanding under this plan. Approximately 18 million shares of restricted stock and restricted stock units were granted during the three months ended March 31, 2006. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date. The Corporation incurred restricted stock expense of $391 million and $114 million during the three months ended March 31, 2006 and 2005.

The following table presents information on equity compensation plans at March 31, 2006:

	Number of Shares to be Issued (1,3)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	255,771,100	$37.08	123,542,897
Plans not approved by shareholders	18,005,585	30.68	—

Total	273,776,685	36.63	123,542,897

(1)	Includes 14,755,019 unvested restricted stock units.
(2)	Does not take into account unvested restricted stock units.
(3)	In addition to the securities presented in the table above, there were outstanding options to purchase 70,402,399 shares of the Corporation’s common stock and 618,372 unvested restricted stock units granted to employees of predecessor companies assumed in mergers. The weighted average option price of the assumed options was $33.87 at March 31, 2006.

The following table presents the status of all option plans at March 31, 2006, and changes during the three months ended March 31, 2006:

	March 31, 2006
Employee stock options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	298,132,802	$35.13
Options assumed through acquisition	31,506,268	32.70
Granted	30,999,249	44.37
Exercised	(29,786,640)	31.89
Forfeited	(1,427,614)	37.97

Outstanding at March 31, 2006 (1)	329,424,065	36.04

Options exercisable at March 31, 2006	257,074,593	33.77

Options vested and expected to vest at March 31, 2006 (2)	326,438,576	35.96

(1)	Included in outstanding options are 13.9 million options that were immediately expensed as they were granted to retirement eligible employees.
(2)	Includes vested shares and outstanding, nonvested shares after a forfeiture rate is applied.

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 5.7 years and $3.1 billion, options exercisable was 4.8 years and $3.0 billion, and options vested and expected to vest was 5.7 years and $3.1 billion at March 31, 2006.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $6.90 and $6.48. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $409 million.

The following table presents the status of the nonvested shares at March 31, 2006, and changes during the three months ended March 31, 2006:

	March 31, 2006
Restricted stock/unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	27,278,106	$42.79
Share obligations assumed through acquisition	754,740	30.40
Granted	17,569,652	44.37
Vested	(9,894,384)	41.11
Canceled	(575,006)	43.57

Outstanding March 31, 2006 (1)	35,133,108	43.78

(1)	Included in outstanding restricted stock/unit awards are 5.2 million shares that were immediately expensed as they were granted to retirement eligible employees.

At March 31, 2006, there was $1.5 billion of total unrecognized compensation cost related to share-based compensation arrangements for all awards, that is expected to be recognized over a weighted average period of 1.16 years. The total fair value of restricted stock vested during the three months ended March 31, 2006 was $437 million.

Note 14 - Business Segment Information

The Corporation reports the results of its operations through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking, and Global Wealth and Investment Management. Effective January 1, 2006, the Corporation combined Global Business and Financial Services and Global Capital Markets and Investment Banking creating a new business segment called Global Corporate and Investment Banking. This new segment enables us to more effectively leverage the full breadth of the Corporation to better service our business clients. The Corporation may periodically reclassify business segment results based on modifications to its management reporting methodologies and changes in organizational alignment.

Global Consumer and Small Business Banking provides a diversified range of products and services to individuals and small businesses through its primary businesses: Deposits, Card Services, Mortgage and Home Equity. Global Corporate and Investment Banking serves domestic and international issuer and investor clients, providing financial services, specialized industry expertise and local delivery through its primary businesses: Business Lending, Capital Markets and Advisory Services, and Treasury Services. These businesses provide traditional bank deposit and loan products to large corporations and institutional clients, capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for clients, as well as treasury management and payment services. Global Wealth and Investment Management offers investment services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high-net-worth individuals through its primary businesses: Private Bank, Columbia Management and Premier Banking and Investments.

All Other consists of equity investment activities including Principal Investing and corporate investments, the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains on Sales of Debt Securities.

Total Revenue includes Net Interest Income on a fully taxable-equivalent (FTE) basis and Noninterest Income. The adjustment of Net Interest Income to a FTE basis results in a corresponding increase in Income Tax Expense. The adjustment is included in Net Interest Income of each of the businesses and offset in All Other. The Net Interest Income of the businesses include the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income of the business segments also includes an allocation of Net Interest Income generated by the Corporation’s ALM activities.

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

The following table presents Total Revenue on a FTE basis and Net Income for the three months ended March 31, 2006 and 2005, and Total Assets at March 31, 2006 and 2005 for each business segment, as well as All Other.

Business Segments

For the Three Months Ended March 31	Total Corporation		Global Consumer and Small Business Banking (1)		Global Corporate and Investment Banking (1)
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Net interest income (FTE basis)	$9,040	$7,706	$5,400	$4,215	$2,714	$2,856
Noninterest income	8,901	6,032	4,801	2,638	2,846	2,591

Total revenue (FTE basis)	17,941	13,738	10,201	6,853	5,560	5,447
Provision for credit losses	1,270	580	1,257	710	39	(151)
Gains (losses) on sales of debt securities	14	659	(1)	(1)	23	30
Amortization of intangibles	440	208	378	142	41	45
Other noninterest expense	8,484	6,849	4,315	3,096	2,985	2,660

Income before income taxes	7,761	6,760	4,250	2,904	2,518	2,923
Income tax expense	2,775	2,367	1,575	1,026	932	1,072

Net income	$4,986	$4,393	$2,675	$1,878	$1,586	$1,851

Period-end total assets	$1,375,080	$1,212,229	$359,131	$331,769	$630,956	$593,525

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2006	2005	2006	2005
Net interest income (FTE basis)	$981	$955	$(55)	$(320)
Noninterest income	987	858	267	(55)

Total revenue (FTE basis)	1,968	1,813	212	(375)
Provision for credit losses	(1)	2	(25)	19
Gains (losses) on sales of debt securities	—	—	(8)	630
Amortization of intangibles	19	20	2	1
Other noninterest expense	973	889	211	204

Income before income taxes	977	902	16	31
Income tax expense (benefit)	363	318	(95)	(49)

Net income	$614	$584	$111	$80

Period-end total assets	$125,819	$129,970	$259,174	$156,965

(1)	There were no material intersegment revenues among the segments.

The following table presents reconciliations of the three business segments’ Total Revenue on a FTE basis and Net Income to the Consolidated Statement of Income totals. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Segments’ total revenue (FTE basis)	$17,729	$14,113
Adjustments:
ALM activities	(149)	(508)
Equity investment gains	513	264
Liquidating businesses	75	57
FTE basis adjustment	(264)	(200)
Other	(227)	(188)

Consolidated revenue	$17,677	$13,538

Segments’ net income	$4,875	$4,313
Adjustments, net of taxes:
ALM activities (1)	(144)	41
Equity investment gains	323	169
Liquidating businesses	41	20
Merger and restructuring charges	(61)	(75)
Other	(48)	(75)

Consolidated net income	$4,986	$4,393

(1)	Includes pre-tax Gains (Losses) on Sales of Debt Securities of $(6) million and $627 million for the three months ended March 31, 2006 and 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of Bank of America Corporation and its subsidiaries (the Corporation) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A. “Risk Factors “ of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments; political conditions and related actions by the United States abroad which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation and state regulators; changes in accounting standards, rules and interpretations; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements, and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

The Corporation, headquartered in Charlotte, North Carolina, operates in 30 states, the District of Columbia and 44 foreign countries. The Corporation provides a diversified range of banking and nonbanking financial services and products domestically and internationally through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking, and Global Wealth and Investment Management.

At March 31, 2006, we had $1.4 trillion in assets and approximately 202,500 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

On April 26, 2006, our Board of Directors (the Board) authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 18 months.

Also on April 26, 2006, the Board declared a regular quarterly cash dividend on common stock of $0.50 per share, payable on June 23, 2006 to common shareholders of record on June 2, 2006. In January 2006, the Board declared a quarterly cash dividend of $0.50 per common share which was paid on March 24, 2006 to common shareholders of record on March 3, 2006.

On May 2, 2006, we announced an agreement to exchange our BankBoston operations in Brazil for approximately $2.2 billion in equity of Banco Itau, Brazil’s second largest nongovernment-owned banking company. We further agreed to negotiate exclusively with Banco Itau to sell BankBoston’s assets in Chile, Uruguay and certain other operations and accounts related to Latin America. Closing of the transaction for the exchange of BankBoston’s operations in Brazil will be subject to obtaining all necessary regulatory approvals.

MBNA Merger Overview

The Corporation acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA) (the MBNA Merger) on January 1, 2006, for $34.6 billion. In connection therewith 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. Prior to the MBNA Merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. The MBNA Merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations and sell these credit cards through our delivery channels (including the retail branch network). MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006. The transaction was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA Merger date. For more information related to the MBNA Merger, see Note 2 of the Corporation’s Consolidated Financial Statements.

Performance Overview

Net Income totaled $5.0 billion for the three months ended March 31, 2006, an increase of 13 percent from $4.4 billion for the three months ended March 31, 2005. For both periods, diluted earnings per common share were $1.07.

Table 1

Business Segment Total Revenue and Net Income

	Total Revenue		Net Income
	Three Months Ended March 31
(Dollars in millions)	2006	2005	2006	2005
Global Consumer and Small Business Banking	$10,201	$6,853	$2,675	$1,878
Global Corporate and Investment Banking	5,560	5,447	1,586	1,851
Global Wealth and Investment Management	1,968	1,813	614	584
All Other	212	(375)	111	80

Total FTE basis (1)	17,941	13,738	4,986	4,393
FTE adjustment (1)	(264)	(200)	—	—

Total Consolidated	$17,677	$13,538	$4,986	$4,393

(1)	Total revenue for the segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 36.

Global Consumer and Small Business Banking

Net Income increased $797 million, or 42 percent, to $2.7 billion for the three months ended March 31, 2006. Driving the increase was the impact of MBNA, which contributed to increases in Card Income and Net Interest Income. Also impacting the increase in Net Income were higher Service Charges due to new accounts. Partially offsetting these increases were higher Noninterest Expense and Provision for Credit Losses primarily driven by the addition of MBNA. For more information on Global Consumer and Small Business Banking, see page 42.

Global Corporate and Investment Banking

Net Income decreased $265 million, or 14 percent, to $1.6 billion for the three months ended March 31, 2006. Revenues increased by two percent driven mainly by market-based activity in Capital Markets and Advisory Services. Offsetting this revenue growth were higher risk mitigation costs, lower Asset Liability Management (ALM) allocation, higher Noninterest Expense and an increase in Provision for Credit Losses. For more information on Global Corporate and Investment Banking, see page 49.

Global Wealth and Investment Management

Net Income increased $30 million, or five percent, to $614 million for the three months ended March 31, 2006. The increase was due to an increase in asset management fees and gains on the sales of assets. Also impacting the increase in Net Income was higher Net Interest Income as a result of increases in deposit spreads offset by a decline in income from ALM activity. Partially offsetting these increases was higher Personnel Expense. Total assets under management increased $11.5 billion to $493.9 billion at March 31, 2006 compared to December 31, 2005. For more information on Global Wealth and Investment Management, see page 53.

All Other

Net Income increased $31 million, or 39 percent, to $111 million for the three months ended March 31, 2006. This increase was primarily a result of increases in Net Interest Income and Equity Investment Gains offset by a decrease in Gains on Sales of Debt Securities. For more information on All Other, see page 57.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $1.3 billion to $9.0 billion for the three months ended March 31, 2006 compared to the same period in 2005. The primary drivers of the increase were the MBNA Merger, organic growth in consumer (primarily credit card and home equity) and commercial loans, and increases driven by deposit pricing strategies and a larger securities portfolio. Partially offsetting these increases were lower market-based Net Interest Income and domestic deposit funding levels (excluding the impact of the MBNA Merger). The net interest yield on a FTE basis increased two basis points (bps) to 2.98 percent primarily due to the impact of the MBNA Merger, partially offset by the adverse impact of an increase in lower-yielding, market-based Net Interest Income balances. For more information on Net Interest Income on a FTE basis, see Table 7 on pages 39 and 40.

Noninterest Income

Table 2

Noninterest Income

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Service charges	$1,901	$1,777
Investment and brokerage services	1,103	1,013
Mortgage banking income	137	221
Investment banking income	501	366
Equity investment gains	660	399
Card income	3,436	1,289
Trading account profits	1,074	685
Other income	89	282

Total noninterest income	$8,901	$6,032

Noninterest Income increased $2.9 billion to $8.9 billion for the three months ended March 31, 2006 compared to the same period in 2005, due primarily to the following:

•	Service Charges grew $124 million due to higher levels of customer accounts.

•	Investment and Brokerage Services increased $90 million due to higher asset management fees driven by increased levels of assets under management and higher brokerage sales.

•	Equity Investment Gains increased $261 million due to favorable market conditions, and significant liquidity and exit opportunities in the capital markets.

•	Card Income increased $2.1 billion as a result of increased fee income driven by higher purchase volumes for credit cards and increases in average managed credit card outstandings, all of which were primarily the result of the MBNA Merger. Card Income also benefited from the increase in debit card income.

•	Trading Account Profits increased $389 million due to improved market conditions and increased client activity.

•	Other Income decreased $193 million primarily related to credit risk mitigation activity in Business Lending within Global Corporate and Investment Banking.

Provision for Credit Losses

The Provision for Credit Losses increased $690 million to $1.3 billion for the three months ended March 31, 2006 compared to the same period in 2005. Consumer provision increased due to the addition of MBNA and from an increase in reserves to cover the anticipated return to a more normal level of bankruptcy-related charge-offs. Commercial provision also increased primarily due to the first quarter of 2005 including a provision benefit from actions to reduce certain Latin American portfolio exposures, as well as higher costs driven by a slower rate of improvement in commercial credit quality in the first quarter of 2006 compared to the same period of 2005.

For more information on credit quality, see Credit Risk Management beginning on page 62.

Gains on Sales of Debt Securities

Gains on Sales of Debt Securities for the three months ended March 31, 2006 were $14 million compared to $659 million for the same period in 2005. For more information on Gains on Sales of Debt Securities, see Market Risk Management beginning on page 80.

Noninterest Expense

Table 3

Noninterest Expense

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Personnel	$4,813	$3,701
Occupancy	701	636
Equipment	344	297
Marketing	575	337
Professional fees	218	177
Amortization of intangibles	440	208
Data processing	410	364
Telecommunications	220	206
Other general operating	1,105	1,019
Merger and restructuring charges	98	112

Total noninterest expense	$8,924	$7,057

Noninterest Expense increased $1.9 billion to $8.9 billion for the three months ended March 31, 2006 compared to the same period in 2005, due primarily to the following:

•	Personnel expense increased $1.1 billion due to the MBNA Merger and higher performance-based incentive compensation.

•	Marketing expense increased $238 million primarily due to the MBNA Merger.

•	Amortization expense increased $232 million due to the addition of purchased credit card relationships, affinity relationships, core deposit intangibles and other intangibles as a result of the MBNA Merger.

Income Tax Expense

Income Tax Expense was $2.5 billion, reflecting an effective tax rate of 33.5 percent, for the three months ended March 31, 2006 compared to $2.2 billion and 33.0 percent for the three months ended March 31, 2005. The increase in the effective tax rate was primarily due to the addition of MBNA.

Table 4

Selected Quarterly Financial Data

	2006 Quarter	2005 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$8,776	$7,859	$7,735	$7,637	$7,506
Noninterest income	8,901	5,951	6,416	6,955	6,032
Total revenue	17,677	13,810	14,151	14,592	13,538
Provision for credit losses	1,270	1,400	1,159	875	580
Gains on sales of debt securities	14	71	29	325	659
Noninterest expense	8,924	7,320	7,285	7,019	7,057
Income before income taxes	7,497	5,161	5,736	7,023	6,560
Income tax expense	2,511	1,587	1,895	2,366	2,167
Net income	4,986	3,574	3,841	4,657	4,393
Average common shares issued and outstanding (in thousands)	4,609,481	3,996,024	4,000,573	4,005,356	4,032,550
Average diluted common shares issued and outstanding (in thousands)	4,666,405	4,053,859	4,054,659	4,065,355	4,099,062

Performance ratios
Return on average assets	1.43%	1.09%	1.18%	1.46%	1.49%
Return on average common shareholders’ equity	15.44	14.21	15.09	18.93	17.97
Total ending equity to total ending assets	9.41	7.86	8.12	8.13	8.16
Total average equity to total average assets	9.26	7.66	7.82	7.74	8.28
Dividend payout	46.75	56.24	52.60	38.90	41.71

Per common share data
Earnings	$1.08	$0.89	$0.96	$1.16	$1.09
Diluted earnings	1.07	0.88	0.95	1.14	1.07
Dividends paid	0.50	0.50	0.50	0.45	0.45
Book value	28.19	25.32	25.28	25.16	24.45

Average balance sheet
Total loans and leases	$615,968	$563,589	$539,497	$520,415	$524,921
Total assets	1,416,373	1,305,057	1,294,754	1,277,478	1,200,859
Total deposits	659,821	628,922	632,771	640,593	627,420
Long-term debt	117,018	99,601	98,326	96,697	96,167
Common shareholders’ equity	130,881	99,677	100,974	98,558	99,130
Total shareholders’ equity	131,153	99,948	101,246	98,829	99,401

Capital ratios (period end)
Risk-based capital:
Tier 1	8.45%	8.25%	8.27%	8.16%	8.26%
Total	11.33	11.08	11.19	11.23	11.52
Tier 1 Leverage	6.18	5.91	5.90	5.66	5.86

Market price per share of common stock
Closing	$45.54	$46.15	$42.10	$45.61	$44.10
High closing	47.08	46.99	45.98	47.08	47.08
Low closing	43.09	41.57	41.60	44.01	43.66

Assets

At March 31, 2006, Total Assets were $1.4 trillion, an increase of $83.3 billion, or six percent, from December 31, 2005. Average Total Assets for the three months ended March 31, 2006 increased $215.5 billion, or 18 percent, compared to the same period in 2005. Growth in period end and average Total Assets was attributable to increases in Loans and Leases, and Other Assets which increased primarily due to the acquisition of MBNA and organic growth. Period end increases in Total Assets were partially offset by decreases in Trading Account Assets and Federal Funds Sold and Securities Purchased under Agreements to Resell.

Liabilities and Shareholders’ Equity

At March 31, 2006, Total Liabilities were $1.2 trillion, an increase of $55.4 billion, or five percent, from December 31, 2005. Average Total Liabilities for the three months ended March 31, 2006 increased $183.8 billion, or 17 percent, compared to the same period in 2005. Growth in period end and average Total Liabilities was attributable to increases in Deposits and Long-term Debt. Period end and average Total Liabilities were impacted by the assumption of liabilities in connection with the MBNA Merger and organic growth.

Period end and average Shareholders’ Equity increased primarily from the issuance of stock related to the MBNA Merger.

Supplemental Financial Data

Table 5 provides a reconciliation of the supplemental financial data mentioned below with financial measures defined by accounting principles generally accepted in the United States (GAAP). Other companies may define or calculate supplemental financial data differently.

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield and operating leverage utilize Net Interest Income (and thus Total Revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. Targets vary by year and by business, and are based on a variety of factors including: maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g. risk appetite). The aforementioned performance measures and ratios, earnings per common share (EPS), return on average assets, and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 5.

Return on Average Common Shareholders’ Equity and Shareholder Value Added

We also evaluate our business based upon return on average common shareholders’ equity (ROE) and shareholder value added (SVA) measures. ROE and SVA utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity allocated to that unit. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. These measures are used to evaluate our use of equity (i.e. capital) at the individual unit level and are integral components in the analytics for resource allocation. Using SVA as a performance measure places specific focus on whether incremental investments generate returns in excess of the costs of capital associated with those investments. Investments and initiatives are analyzed using SVA during the annual planning process for maximizing allocation of corporate resources. In addition, profitability, relationship, and investment models all use ROE and SVA as key measures to support our overall growth goal.

Table 5

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended March 31
(Dollars in millions, except per share information)	2006	2005
Operating basis (1)
Operating earnings	$5,047	$4,468
Operating earnings per common share	1.09	1.11
Diluted operating earnings per common share	1.08	1.09
Shareholder value added	1,937	1,987
Return on average assets	1.45%	1.51%
Return on average common shareholders’ equity	15.63	18.26
Operating efficiency ratio (FTE basis)	49.19	50.55
Dividend payout ratio	46.18	41.01
Operating leverage	3.51	14.50

FTE basis data
Net interest income	$9,040	$7,706
Total revenue	17,941	13,738
Net interest yield	2.98%	2.96%
Efficiency ratio	49.74	51.37

Reconciliation of net income to operating earnings
Net income	$4,986	$4,393
Merger and restructuring charges	98	112
Related income tax benefit	(37)	(37)

Operating earnings	$5,047	$4,468

Reconciliation of EPS to operating EPS
Earnings per common share	$1.08	$1.09
Effect of merger and restructuring charges, net of tax benefit	0.01	0.02

Operating earnings per common share	$1.09	$1.11

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.07	$1.07
Effect of merger and restructuring charges, net of tax benefit	0.01	0.02

Diluted operating earnings per common share	$1.08	$1.09

Reconciliation of net income to shareholder value added
Net income	$4,986	$4,393
Amortization of intangibles	440	208
Merger and restructuring charges, net of tax benefit	61	75

Cash basis earnings on an operating basis	5,487	4,676
Capital charge	(3,550)	(2,689)

Shareholder value added	$1,937	$1,987

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.43%	1.49%
Effect of merger and restructuring charges, net of tax benefit	0.02	0.02

Operating return on average assets	1.45%	1.51%

Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	15.44%	17.97%
Effect of merger and restructuring charges, net of tax benefit	0.19	0.29

Operating return on average common shareholders’ equity	15.63%	18.26%

Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	49.74%	51.37%
Effect of merger and restructuring charges, net of tax benefit	(0.55)	(0.82)

Operating efficiency ratio	49.19%	50.55%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	46.75%	41.71%
Effect of merger and restructuring charges, net of tax benefit	(0.57)	(0.70)

Operating dividend payout ratio	46.18%	41.01%

Reconciliation of operating leverage to operating basis operating leverage
Operating leverage	4.14%	12.45%
Effect of merger and restructuring charges	(0.63)	2.05

Operating basis operating leverage	3.51%	14.50%

(1)	Operating basis excludes Merger and Restructuring Charges. Merger and Restructuring Charges were $98 million and $112 million for the three months ended March 31, 2006 and 2005.

In managing our business, we review core net interest income on a managed basis, which adjusts reported Net Interest Income on a FTE basis for the impact of market-based activities and certain securitizations. As discussed in the Global Corporate and Investment Banking business segment section beginning on page 49, we evaluate our trading results and strategies based on total market-based revenue by combining net interest income and noninterest income for the Capital Markets and Advisory Services business. We also adjust for loans that we originated and sold into certain securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 6

Core Net Interest Income - Managed Basis

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Net interest income
As reported (FTE basis)	$9,040	$7,706
Impact of market-based net interest income (1)	(410)	(546)

Core net interest income	8,630	7,160
Impact of securitizations	1,725	155

Core net interest income - managed basis	$10,355	$7,315

Average earning assets
As reported	$1,219,611	$1,044,891
Impact of market-based earning assets	(336,496)	(285,414)

Core average earning assets	883,115	759,477
Impact of securitizations	96,268	11,151

Core average earning assets - managed basis	$979,383	$770,628

Net interest yield contribution
As reported (FTE basis)	2.98%	2.96%
Impact of market-based activities	0.95	0.82

Core net interest yield on earning assets	3.93	3.78
Impact of securitizations	0.32	0.03

Core net interest yield on earning assets - managed basis	4.25%	3.81%

(1)	Market-based Net Interest Income represents Net Interest Income from the Capital Markets and Advisory Services business within Global Corporate and Investment Banking.

Core net interest income on a managed basis increased $3.0 billion for the three months ended March 31, 2006 from the comparable period in 2005. This increase was primarily driven by the impact of the MBNA Merger, organic growth in consumer (primarily credit card and home equity) and commercial loans, and increases driven by deposit pricing strategies and a larger securities portfolio. Partially offsetting these increases was lower domestic deposit funding levels (excluding the impact of the MBNA Merger).

Core average earning assets on a managed basis increased $208.8 billion primarily due to higher ALM levels (primarily securities) and higher levels of consumer loans (primarily home equity and credit card). The increases in these assets were due to organic growth as well as the impact of the MBNA Merger.

The core net interest yield on a managed basis increased 44 bps as a result of the impact of the MBNA Merger and increases in ALM activity, primarily due to the impact of interest rates.

Table 7

Quarterly Average Balances and Interest Rates - FTE Basis

	First Quarter 2006			Fourth Quarter 2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,347	$139	3.92%	$14,619	$132	3.59%
Federal funds sold and securities purchased under agreements to resell	174,711	1,709	3.94	165,908	1,477	3.55
Trading account assets	133,361	1,623	4.89	139,441	1,648	4.72
Securities	234,606	3,043	5.19	221,411	2,842	5.13
Loans and leases (1):
Residential mortgage	184,796	2,524	5.48	178,764	2,424	5.42
Credit card - domestic	68,169	2,180	12.94	56,858	1,747	12.19
Credit card - foreign	8,403	287	13.86	—	—	—
Home equity lines	64,198	1,112	7.02	60,571	1,012	6.63
Direct/Indirect consumer	55,025	986	7.24	47,181	703	5.91
Other consumer (2)	10,357	272	10.59	6,653	184	11.01

Total consumer	390,948	7,361	7.60	350,027	6,070	6.90

Commercial - domestic	144,693	2,490	6.97	137,224	2,280	6.59
Commercial real estate	36,676	632	6.99	36,017	597	6.58
Commercial lease financing	20,512	247	4.82	20,178	241	4.79
Commercial - foreign	23,139	427	7.48	20,143	378	7.45

Total commercial	225,020	3,796	6.83	213,562	3,496	6.50

Total loans and leases	615,968	11,157	7.32	563,589	9,566	6.75

Other earning assets	46,618	718	6.22	40,582	596	5.83

Total earning assets (3)	1,219,611	18,389	6.08	1,145,550	16,261	5.65

Cash and cash equivalents	34,857			33,693
Other assets, less allowance for loan and lease losses	161,905			125,814

Total assets	$1,416,373			$1,305,057

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,550	$76	0.87%	$35,535	$68	0.76%
NOW and money market deposit accounts	227,606	908	1.62	224,122	721	1.28
Consumer CDs and IRAs	135,068	1,177	3.53	120,321	1,029	3.39
Negotiable CDs, public funds and other time deposits	8,551	70	3.30	5,085	27	2.13

Total domestic interest-bearing deposits	406,775	2,231	2.22	385,063	1,845	1.90

Foreign interest-bearing deposits (4):
Banks located in foreign countries	30,116	424	5.71	24,451	355	5.77
Governments and official institutions	10,200	107	4.25	7,579	73	3.84
Time, savings and other	35,136	245	2.83	32,624	203	2.46

Total foreign interest-bearing deposits	75,452	776	4.17	64,654	631	3.87

Total interest-bearing deposits	482,227	3,007	2.53	449,717	2,476	2.18

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	399,896	4,309	4.37	364,140	3,855	4.20

Trading account liabilities	52,466	517	3.99	56,880	619	4.32
Long-term debt	117,018	1,516	5.18	99,601	1,209	4.85

Total interest-bearing liabilities (3)	1,051,607	9,349	3.60	970,338	8,159	3.34

Noninterest-bearing sources:
Noninterest-bearing deposits	177,594			179,205
Other liabilities	56,019			55,566
Shareholders’ equity	131,153			99,948

Total liabilities and shareholders’ equity	$1,416,373			$1,305,057

Net interest spread			2.48			2.31
Impact of noninterest-bearing sources			0.50			0.51

Net interest income/yield on earning assets		$9,040	2.98%		$8,102	2.82%

	Third Quarter 2005			Second Quarter 2005			First Quarter 2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,498	$125	3.43%	$13,696	$113	3.31%	$14,327	$101	2.87%
Federal funds sold and securities purchased under agreements to resell	176,650	1,382	3.12	185,835	1,249	2.69	147,855	904	2.46
Trading account assets	142,287	1,578	4.42	134,196	1,454	4.34	117,748	1,203	4.10
Securities	225,952	2,820	4.99	227,182	2,825	4.98	204,574	2,559	5.01
Loans and leases (1):
Residential mortgage	171,012	2,298	5.37	167,263	2,285	5.47	178,075	2,415	5.44
Credit card - domestic	55,271	1,651	11.85	52,474	1,481	11.32	51,310	1,373	10.85
Credit card - foreign	—	—	—	—	—	—	—	—	—
Home equity lines	58,046	910	6.22	54,941	799	5.83	51,477	692	5.45
Direct/Indirect consumer	47,900	702	5.81	43,132	612	5.69	41,620	573	5.58
Other consumer (2)	6,715	170	10.05	6,968	155	8.96	7,305	158	8.75

Total consumer	338,944	5,731	6.73	324,778	5,332	6.58	329,787	5,211	6.38

Commercial - domestic	127,044	2,095	6.54	123,927	1,938	6.27	123,803	1,954	6.40
Commercial real estate	34,663	542	6.20	33,484	477	5.72	33,016	430	5.29
Commercial lease financing	20,402	239	4.69	20,446	252	4.93	20,745	260	5.01
Commercial - foreign	18,444	349	7.51	17,780	306	6.90	17,570	259	5.97

Total commercial	200,553	3,225	6.38	195,637	2,973	6.09	195,134	2,903	6.03

Total loans and leases	539,497	8,956	6.60	520,415	8,305	6.40	524,921	8,114	6.25

Other earning assets	38,745	542	5.57	37,194	512	5.52	35,466	455	5.19

Total earning assets (3)	1,137,629	15,403	5.39	1,118,518	14,458	5.18	1,044,891	13,336	5.14

Cash and cash equivalents	32,969			34,731			31,382
Other assets, less allowance for loan and lease losses	124,156			124,229			124,586

Total assets	$1,294,754			$1,277,478			$1,200,859

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,853	$56	0.62%	$38,043	$52	0.54%	$37,000	$35	0.39%
NOW and money market deposit accounts	224,341	743	1.31	229,174	723	1.27	233,392	651	1.13
Consumer CDs and IRAs	130,975	1,094	3.31	127,169	1,004	3.17	118,989	965	3.29
Negotiable CDs, public funds and other time deposits	4,414	47	4.23	7,751	82	4.22	10,291	95	3.73

Total domestic interest-bearing deposits	395,583	1,940	1.95	402,137	1,861	1.86	399,672	1,746	1.77

Foreign interest-bearing deposits (4):
Banks located in foreign countries	19,707	292	5.89	25,546	294	4.61	22,085	260	4.77
Governments and official institutions	7,317	62	3.37	7,936	59	2.97	6,831	43	2.58
Time, savings and other	32,024	177	2.19	30,973	149	1.94	30,770	133	1.75

Total foreign interest-bearing deposits	59,048	531	3.57	64,455	502	3.13	59,686	436	2.96

Total interest-bearing deposits	454,631	2,471	2.16	466,592	2,363	2.03	459,358	2,182	1.93

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	339,980	3,190	3.72	323,916	2,582	3.20	276,483	1,988	2.91
Trading account liabilities	68,132	707	4.12	60,987	611	4.02	44,507	427	3.89
Long-term debt	98,326	1,102	4.48	96,697	1,074	4.45	96,167	1,033	4.30

Total interest-bearing liabilities (3)	961,069	7,470	3.09	948,192	6,630	2.80	876,515	5,630	2.60

Noninterest-bearing sources:
Noninterest-bearing deposits	178,140			174,001			168,062
Other liabilities	54,299			56,456			56,881
Shareholders’ equity	101,246			98,829			99,401

Total liabilities and shareholders’ equity	$1,294,754			$1,277,478			$1,200,859

Net interest spread			2.30			2.38			2.54
Impact of noninterest-bearing sources			0.48			0.42			0.42

Net interest income/yield on earning assets		$7,933	2.78%		$7,828	2.80%		$7,706	2.96%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance of $3,012 million in the first quarter of 2006 and $2,916 million, $3,063 million, $3,212 million and $3,362 million in the fourth, third, second and first quarters of 2005, respectively; foreign consumer of $7,328 million in the first quarter of 2006 and $3,682 million, $3,541 million, $3,505 million and $3,532 million in the fourth, third, second and first quarters of 2005, respectively; and consumer lease financing of $17 million in the first quarter of 2006 and $55 million, $111 million, $251 million and $411 million in the fourth, third, second and first quarters of 2005, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $8 million in the first quarter of 2006 and $29 million, $86 million, $168 million and $421 million in the fourth, third, second and first quarters of 2005, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $136 million in the first quarter of 2006 and $254 million, $274 million, $303 million and $504 million in the fourth, third, second and first quarters of 2005, respectively. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 82.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking, and Global Wealth and Investment Management. Effective January 1, 2006, we combined Global Business and Financial Services and Global Capital Markets and Investment Banking, creating a new segment called Global Corporate and Investment Banking. This new segment enables us to more effectively leverage the full breadth of the Corporation to better service our business clients. With this combination, teams of consumer, commercial and investment bankers work together to provide all clients, regardless of size, the right combination of products and services to meet their needs. As part of the business segment realignment, certain equity investment gains recorded in Global Wealth and Investment Management were reclassified to All Other. All Other consists of equity investment activities including Principal Investing and corporate investments, the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains on Sales of Debt Securities.

During the first quarter of 2006, we began to provide more detailed information regarding the primary businesses of our three business segments. For more information regarding these businesses, refer to the discussion in the following business segment sections.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures many of which are discussed in Supplemental Financial Data on page 36. We begin by evaluating the operating results of the businesses, which by definition excludes Merger and Restructuring Charges. The segment results also reflect certain revenue and expense methodologies, which are utilized to determine operating income. The Net Interest Income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect Net Interest Income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses (i.e. Deposits) such as external product pricing decisions or through our internal funds transfer pricing process. The net effects of other ALM actions such as portfolio positioning are reported in each of the Corporation’s segments under ALM/Other. In addition any residual effect of the funds transfer pricing process is retained in All Other.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market and operational risk components. The nature of these risks is discussed further beginning on page 62. ROE is calculated by dividing Net Income by allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e. equity). Cash basis earnings on an operating basis is defined as Net Income adjusted to exclude Merger and Restructuring Charges, and Amortization of Intangibles. The charge for capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level.

Average equity is allocated to the business level using a methodology identical to that used in the ROE calculation. Management reviews the estimate of the rate used to calculate the capital charge annually. The Capital Asset Pricing Model is used to estimate our cost of capital.

See Note 14 of the Consolidated Financial Statements for additional business segment information, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Global Consumer and Small Business Banking

The strategy of Global Consumer and Small Business Banking is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 30 states and the District of Columbia. With the recent acquisition of MBNA, we also provide credit card products to customers in Canada, Ireland, Spain, and the United Kingdom. We serve more than 54 million consumer and small business relationships utilizing our network of 5,786 banking centers, 16,716 domestic branded ATMs, and telephone and Internet channels. Within Global Consumer and Small Business Banking, there are four primary businesses: Deposits, Card Services, Mortgage, and Home Equity. In addition, ALM/Other includes the results of ALM activities and other consumer related businesses (e.g. insurance).

The management accounting reporting process derives segment and business results by utilizing allocation methodologies for revenue, expense, and capital. The net income derived for the businesses are dependent upon revenue and cost allocations using an activity based costing model, funds transfer pricing, other methodologies, and assumptions management believes are appropriate to reflect the results of the business. An example, specifically with regard to cost allocation, is where banking center costs are not only allocated to various consumer products (i.e., deposits, mortgage, card, etc) that utilize the banking center, but also are allocated to other businesses such as Treasury Services within Global Corporate and Investment Banking. A discussion of the Corporation’s allocation methodologies is presented as part of Business Segment Operations on page 27 in the Corporation’s 2005 Annual Report on Form 10-K.

The Corporation migrates qualifying affluent customers, deposits and net interest income related to those customers from Deposits within Global Consumer and Small Business Banking to Premier Banking and Investments (PB&I) within Global Wealth and Investment Management. To provide a view of organic growth in PB&I, the Corporation allocates the original migrated deposit balances as well as corresponding net interest income at original spreads from PB&I to ALM/Other. The Corporation believes that the resulting PB&I business approximates an organic, incremental view of the business. A discussion of the Corporation’s Global Wealth and Investment Management is presented on page 53.

Global Consumer and Small Business Banking

	Three Months Ended March 31, 2006
(Dollars in millions)	Total	Deposits (1)	Card Services (2)	Mortgage	Home Equity	ALM/Other
Net interest income(3)	$5,400	$2,351	$2,210	$146	$334	$359
Noninterest income:
Service charges	1,190	1,190	—	—	—	—
Mortgage banking income	205	—	—	188	17	—
Card income	3,268	444	2,824	—	—	—
All other income	138	—	244	13	—	(119)

Total noninterest income	4,801	1,634	3,068	201	17	(119)

Total revenue(3)	10,201	3,985	5,278	347	351	240

Provision for credit losses	1,257	28	1,166	4	12	47
Gains (losses) on sales of debt securities	(1)	—	—	—	—	(1)
Noninterest expense	4,693	2,206	2,016	229	154	88

Income before income taxes	4,250	1,751	2,096	114	185	104
Income tax expense	1,575	649	777	42	69	38

Net income	$2,675	$1,102	$1,319	$72	$116	$66

Shareholder value added	$1,310	$784	$578	$21	$85	$(158)
Net interest yield(3)	7.60%	2.76%	9.15%	1.72%	2.56%	n/m
Return on average equity	16.89	29.93	14.07	15.25	40.08	n/m
Efficiency ratio(3)	46.01	55.37	38.19	65.86	43.79	n/m
Period end - total assets (4)	$359,131	$355,365	$125,690	$40,895	$53,924	n/m

	Three Months Ended March 31, 2005
	Total	Deposits (1)	Card Services (2)	Mortgage	Home Equity	ALM/Other
Net interest income(3)	$4,215	$1,970	$1,148	$192	$304	$601
Noninterest income:
Service charges	1,104	1,104	—	—	—	—
Mortgage banking income	274	—	—	256	19	(1)
Card income	1,144	352	792	—	—	—
All other income	116	—	55	4	—	57

Total noninterest income	2,638	1,456	847	260	19	56

Total revenue(3)	6,853	3,426	1,995	452	323	657

Provision for credit losses	710	(7)	698	6	8	5
Gains (losses) on sales of debt securities	(1)	—	—	—	—	(1)
Noninterest expense	3,238	1,931	758	276	182	91

Income before income taxes	2,904	1,502	539	170	133	560
Income tax expense	1,026	530	190	60	47	199

Net income	$1,878	$972	$349	$110	$86	$361

Shareholder value added	$1,240	$648	$260	$66	$57	$209
Net interest yield(3)	5.68%	2.53%	8.75%	2.11%	2.76%	n/m
Return on average equity	26.46	26.13	26.62	26.87	33.06	n/m
Efficiency ratio(3)	47.25	56.37	37.97	61.17	56.35	n/m
Period end - total assets (4)	$331,769	$321,165	$52,842	$45,062	$45,418	n/m

(1)	Reflect Premier Banking and Investments migration which decreased average deposits $45.4 billion and $32.4 billion for the three months ended March 31, 2006 and 2005.
(2)	Card Services presented on a held view
(3)	Fully taxable-equivalent basis
(4)	Total assets include the impact of funds transfer pricing allocation methodoligies.

n/m = not meaningful

Global Consumer and Small Business Banking

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Balance Sheet

Average
Total loans and leases	$187,048	$139,644
Total earning assets	288,311	301,193
Total assets	349,802	329,620
Total deposits	330,204	300,562
Common equity/Allocated equity	64,228	28,789

Period End
Total loans and leases	$184,236	$138,873
Total assets	359,131	331,769
Total deposits	340,437	306,089

Net Income increased $797 million, or 42 percent, for the three months ended March 31, 2006 compared to the same period in 2005. Net Interest Income increased $1.2 billion, or 28 percent, for the three months ended March 31, 2006 compared to the same period in 2005. The increase in Net Interest Income was primarily due to the MBNA acquisition which increased Average Loans and Leases (primarily held credit card).

Noninterest Income increased $2.2 billion, or 82 percent, for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the MBNA acquisition. The increase was primarily due to increases of $2.1 billion in Card Income, and $86 million, or eight percent, in Service Charges, partially offset by a $69 million decrease in Mortgage Banking Income. Card Income increased mainly due to the impact of the MBNA acquisition. Service charges increased as a result of new account growth. Mortgage Banking Income was dampened by margin compression due in part to higher interest rates.

The Provision for Credit Losses increased $547 million, or 77 percent, to $1.3 billion for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the impact of the MBNA acquisition to Card Services. For further discussion of the increased Provision for Credit Losses related to Card Services, see the Card Services discussion to follow.

Noninterest Expense grew $1.5 billion, or 45 percent, for the three months ended March 31, 2006 compared to the same period in 2005. The majority of the increase was due to the impact of MBNA, which increased personnel, amortization of intangibles and marketing expense.

Deposits

Deposits provides a comprehensive range of products to consumers and small businesses. Our products include traditional savings accounts, money market savings accounts, CDs and IRAs, regular and interest-checking accounts and debit cards.

Deposit products provide a relatively stable source of liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate various account fees such as service charges and non-sufficient fund fees while debit cards generate interchange income.

Net Income increased $130 million, or 13 percent, for the three months ended March 31, 2006 compared to the same period in 2005. The increase was driven by an increase in Revenue of 16 percent, partially offset by an increase in Noninterest Expense of 14 percent.

Total Revenue grew $559 million, or 16 percent, for the three months ended March 31, 2006 compared to the same period in 2005. Driving this growth was an increase of $381 million, or 19 percent, in Net Interest Income resulting from higher levels of deposits. Average deposits increased $29.6 billion, or 10 percent, for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the MBNA acquisition. The net interest yield increased 23 bps to 2.76 percent as the Corporation effectively managed pricing in a rising interest rate environment. Noninterest Income increased $178 million, or 12 percent, for the three months ended March 31, 2006. The increase was driven by higher debit card interchange income and higher service charges. The increase in debit card interchange income was due to a higher number of active debit cards, increased card usage and a higher average ticket size which drove an increase in purchase volume. Service charges were higher due to non-sufficient funds fees resulting from new account growth.

Total Noninterest Expense increased $275 million, or 14 percent, for the three months ended March 31, 2006 compared to the same period in 2005, primarily driven by new account volume and higher levels of staffing in Banking Centers and related overhead costs.

For the three months ended March 31, 2006, we added approximately 603,000 net new retail checking accounts and 483,000 net new retail savings accounts. These additions resulted from continued improvement in sales and service results in the Banking Center Channel, the reintroduction of certain products and the success of focused marketing efforts.

Card Services

Card Services, which excludes debit cards, provides a broad offering of products, including U.S. Consumer and Small Business Credit Card, Consumer Finance, International Loan Products and Merchant Services, to an array of customers. Through the MBNA acquisition, we offer a variety of co-branded and affinity credit card products and have also become the leading issuer of credit cards through endorsed marketing. Prior to January 1, 2006, Card Services only included U.S. Consumer and Small Business Credit Card.

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

The following tables reconcile the Card Services portfolio and certain credit card data on a held basis to a managed basis to reflect the impact of securitizations. For assets that have been securitized, we record Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, as we are compensated for servicing. In a securitization, the credit card receivables, not the ongoing relationships, are sold to the trust. After the revolving period of the securitization, assuming no new securitizations, the newly generated credit card receivables arising from these relationships are recorded on our balance sheet. This has the effect of increasing Loans and Leases and increasing Net Interest Income and Provision for Credit Losses (including net charge-offs), with a reduction in Noninterest Income. Managed Noninterest Income includes the impact of the gain recognized on securitized loan principal receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (SFAS No. 140).

Card Services Data

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Income Statement Data

Held total revenue	$5,278	$1,995
Securitizations impact	654	145

Managed total revenue	$5,932	$2,140

Held provision for credit losses	$1,166	$698
Securitizations impact	654	145

Managed credit impact	$1,820	$843

Balance Sheet Data

Average held card services outstandings	$94,364	$52,975
Securitizations impact	92,776	6,835

Average managed card services outstandings	$187,140	$59,810

Ending held card services outstandings	$90,942	$52,740
Securitizations impact	94,359	6,908

Ending managed card services outstandings	$185,301	$59,648

Credit Quality Statistics (1)

Held net charge-offs	$678	$761
Securitizations impact	654	145

Managed card services net losses	$1,332	$906

Held net charge-offs	2.91%	5.83%
Securitizations impact	(0.02)	0.31

Managed card services net losses	2.89%	6.14%

Credit Card Data

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Balance Sheet Data

Average held credit card outstandings	$76,572	$51,310
Securitizations impact	85,566	6,835

Average managed credit card outstandings	$162,138	$58,145

Ending held credit card outstandings	$72,279	$51,012
Securitizations impact	87,154	6,908

Ending managed credit card outstandings	$159,433	$57,920

Credit Quality Statistics (1)

Held net charge-offs	$653	$740
Securitizations impact	593	144

Managed credit card net losses	$1,246	$884

Held net charge-offs	3.46%	5.85%
Securitizations impact	(0.34)	0.32

Managed credit card net losses	3.12%	6.17%

(1)	Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) decreased held net charge-offs for card services and credit card $210 million or 90 bps and $109 million or 58 bps for the three months ended March 31, 2006. Managed net losses for card services and credit card decreased $210 million or 46 bps and $109 million or 27 bps. For more information on the impact of SOP 03-3, see Credit Risk Management.

Net Income increased $970 million to $1.3 billion due to the growth in Total Revenue partially offset by an increase in Noninterest Expense.

The MBNA acquisition and strong credit card growth drove Card Services revenue for the three months ended March 31, 2006, as compared to the same period in 2005. Held Card Services revenue increased $3.3 billion to $5.3 billion. Contributing to this increase was the $1.1 billion increase in held Net Interest Income, due to an increase in average held credit card outstandings from the MBNA Merger.

Also driving Card Services held revenue was an increase in Noninterest Income of $2.2 billion for the three months ended March 31, 2006 compared to the same period in 2005. The increase in Noninterest Income was driven by the acquisition of MBNA which increased interchange income and cash advance fees. Noninterest Income also benefited from an increase in merchant discount fees.

Held Provision for Credit Losses increased $468 million to $1.2 billion for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the impact of the addition of the MBNA portfolio. Also contributing was an increase in reserves to cover the anticipated return to a more normal level of bankruptcy-related net charge-offs than the unusually low level experienced in first quarter 2006. These increases to provision expense were partially offset by lower net charge-offs.

Card Services held net charge-offs were $678 million, $83 million lower than the same quarter in 2005. Credit card held net charge-offs were $653 million, or 3.46 percent in the first quarter 2006 compared to $740 million, or 5.85 percent a year ago. Credit card held net charge-offs were down compared to the first quarter of 2005 due to lower bankruptcy charge-offs resulting from bankruptcy reform which accelerated charge-offs into the fourth quarter of 2005 and from changes made in 2004 in credit card minimum payment requirements which increased first quarter 2005 held net charge-offs. These decreases were partially offset by organic portfolio growth and seasoning and new advances on accounts for which previous loan balances were sold to the securitization trusts.

Managed card revenue increased $3.8 billion to $5.9 billion for the three months ended March 31, 2006 compared to the same period in 2005. This increase was driven by the acquisition of MBNA which increased average managed credit card outstandings, interchange and fee income.

Managed consumer credit card net losses were $1.2 billion, or 3.12 percent of total average managed credit card loans for the three months ended March 31, 2006, compared to $884 million, or 6.17 percent, for the same period in 2005. Managed losses were higher primarily due to the addition of the MBNA portfolio. The 305 bps decrease in the net losses ratio for the managed credit card portfolio was driven by a decrease in net losses resulting from bankruptcy reform that accelerated losses into the fourth quarter of 2005 and from changes made in 2004 in credit card minimum payment requirements which increased first quarter 2005 net losses. These decreases were partially offset by organic portfolio growth and seasoning.

Mortgage

Mortgage generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Mortgage products are available to our customers through a retail network of personal bankers located in 5,786 banking centers, sales account executives in over 150 locations and through a sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 6,800 mortgage brokers in 48 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans. To manage this portfolio, these products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes.

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

Across all business lines of the Corporation, Mortgage production was $17.3 billion for period ended March 31, 2006 compared to $17.5 billion in same period of 2005. Of this volume, $11.6 billion was originated through retail channels, and $5.7 billion was originated through the wholesale channel for the three months ended March 31, 2006.

Net Income for Mortgage decreased $38 million, or 35 percent. Total Revenue for Mortgage decreased $105 million to $347 million for the three months ended March 31, 2006 compared to the same period in 2005. The change was due to a decrease of $46 million in Net Interest Income and a decrease of $68 million in Mortgage Banking Income. The decrease in Net Interest Income was primarily driven by the impact of spread compression due to the flattening of the yield curve and the $2.4 billion decrease in average residential first mortgage balances to $34.2 billion for the three months ended March 31, 2006. The decrease in Mortgage Banking Income was primarily due to margin compression and its impact on loans sold into the secondary market. Also impacting Mortgage Banking Income was the weaker performance of mortgage servicing rights (MSRs) and the derivatives used to economically hedge changes in the fair values of the MSRs.

The Mortgage servicing portfolio includes originated and retained residential mortgages and loans serviced for others. The servicing portfolio at March 31, 2006 was $302.4 billion, $5.6 billion higher than December 31, 2005, primarily driven by production and lower prepayment rates.

At March 31, 2006, the consumer MSR balance was $2.9 billion, an increase of $267 million, or 10 percent, from December 31, 2005. This value represented 132 bps of the related unpaid principal balance, a 10 bps increase from December 31, 2005.

Home Equity

Home Equity generates revenue by providing an extensive line of home equity products and services to customers nationwide. Home Equity products include lines of credit and home equity loans, and are also available to our customers through our retail network.

Net Income for Home Equity increased $30 million, or 35 percent. Total Revenue for Home Equity increased $28 million to $351 million for the three months ended March 31, 2006 compared to the same period in 2005, which was attributable to account growth and larger line sizes resulting from enhanced product offerings and the expanding home equity market.

Home Equity average balances across all business lines of the Corporation grew $13.7 billion, or 23 percent, to $72.4 billion and production volume improved $3.5 billion, or 23 percent, to $18.6 billion for the three months ended March 31, 2006 compared to same period in 2005. The Home Equity servicing portfolio at March 31, 2006 was $74.4 billion, $2.8 billion higher than December 31, 2005, driven primarily by production.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s Net Interest Income from ALM activities and other consumer related businesses (e.g. insurance). Net Income decreased $295 million, or 82 percent, for the three months ended March 31, 2006 compared to the same period in 2005. The decrease was primarily a result of a lower contribution from ALM activity due to the flattening yield curve.

Global Corporate and Investment Banking

Global Corporate and Investment Banking provides a wide range of financial services, to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients, using a strategy to deliver value-added financial products and advisory solutions. This segment was formed at the beginning of 2006 by combining the former Global Business and Financial Services and Global Capital Markets and Investment Banking segments. Global Corporate and Investment Banking’s products and services are delivered from three primary businesses: Business Lending, Capital Markets and Advisory Services, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other commercial related businesses such as Latin America and Asia Commercial and Retail operations based in Hong Kong. In addition to our operations in Latin America, our clients are supported through offices in 26 countries that are divided into three distinct geographic regions: U.S. and Canada; Asia; and Europe, Middle East and Africa. For more information on our Latin American and Asian operations, see Foreign Portfolio beginning on page 72.

Global Corporate and Investment Banking

	Three Months Ended March 31, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM / Other
Net interest income (1)	$2,714	$1,149	$410	$969	$186
Noninterest income:
Service charges	687	125	33	485	44
Investment and brokerage services	272	4	226	7	35
Investment banking income	522	—	522	—	—
Trading account profits	1,008	15	923	11	59
All other income	357	45	102	156	54

Total noninterest income	2,846	189	1,806	659	192

Total revenue (1)	5,560	1,338	2,216	1,628	378

Provision for credit losses	39	16	3	6	14

Gains on sales of debt securities	23	9	5	—	9

Noninterest expense	3,026	513	1,394	806	313

Income before income taxes	2,518	818	824	816	60
Income tax expense	932	302	305	302	23

Net income	$1,586	$516	$519	$514	$37

Shareholder value added	$466	$93	$229	$309	$(165)
Net interest yield (1)	1.88%	2.07%	0.49%	2.94%	3.76%
Return on average equity	15.02	12.65	19.56	26.47	1.96
Efficiency ratio (1)	54.42	38.34	62.91	49.51	82.80
Period end - total assets (2)	$630,956	$242,262	$332,292	$16,360	$40,042

	Three Months Ended March 31, 2005
	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM / Other
Net interest income (1)	$2,856	$1,202	$546	$765	$343
Noninterest income:
Service charges	650	112	22	476	40
Investment and brokerage services	246	4	209	7	26
Investment banking income	372	—	374	—	(2)
Trading account profits	661	1	617	21	22
All other income	662	309	96	142	115

Total noninterest income	2,591	426	1,318	646	201

Total revenue (1)	5,447	1,628	1,864	1,411	544

Provision for credit losses	(151)	(26)	(2)	(5)	(118)

Gains on sales of debt securities	30	21	8	—	1

Noninterest expense	2,705	498	1,171	783	253

Income before income taxes	2,923	1,177	703	633	410
Income tax expense	1,072	408	247	228	189

Net income	$1,851	$769	$456	$405	$221

Shareholder value added	$749	$376	$194	$245	$(66)
Net interest yield (1)	2.31%	2.51%	0.78%	2.20%	7.62%
Return on average equity	17.76	19.93	18.93	26.12	8.49
Efficiency ratio (1)	49.66	30.59	62.82	55.49	46.51
Period end - total assets (2)	$593,525	$213,923	$326,412	$16,147	$37,043

(1)	Fully taxable-equivalent basis
(2)	Total assets include the impact of funds transfer pricing allocation methodoligies.

Global Corporate and Investment Banking

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Average
Total loans and leases	$236,828	$205,963
Total trading-related assets	317,675	278,571
Total earning assets	586,927	501,641
Total assets	667,794	583,237
Total deposits	197,922	186,285
Common equity/Allocated equity	42,820	42,273

Period end
Total loans and leases	$239,077	$208,977
Total trading-related assets	268,932	284,393
Total earning assets	546,068	509,112
Total assets	630,956	593,525
Total deposits	198,602	181,978

Net Income decreased $265 million, or 14 percent, for the three months ended March 31, 2006, compared to the same period in 2005. Increases in Noninterest Expense and Provision for Credit Losses, along with a decline in Net Interest Income were partially offset by an increase in Noninterest Income.

Net Interest Income declined $142 million, or five percent, for the three months ended March 31, 2006 compared to the same period in 2005. Despite the overall growth in Average Loans and Leases of $30.9 billion, or 15 percent, for the three months ended March 31, 2006, the contribution of Net Interest Income decreased due to a flattening yield curve and spread compression. Average Deposits increased $11.6 billion, or six percent, for the three months ended March 31, 2006.

Noninterest Income increased $255 million, or 10 percent, for the three months ended March 31, 2006 compared to the same period in 2005. Driving the increase were higher Trading Account Profits of $347 million and Investment Banking Income of $150 million. The increases in Trading Account Profits and Investment Banking Income were due to more favorable market conditions and increased client activity. These increases were partially offset by a decline in Other Income of $305 million primarily related to credit risk mitigation activity within Business Lending, compared to the same period in 2005.

Provision for Credit Losses rose $190 million from the same period in 2005, primarily due to a provision benefit in the first quarter of 2005 resulting from actions taken to reduce certain Latin American portfolio exposures. A slower rate of improvement in commercial credit quality in 2006 as compared with 2005 also contributed to the increased Provision for Credit Losses. For more information, see Credit Risk Management beginning on page 62.

Noninterest Expense increased $321 million, or 12 percent, for the three months ended March 31, 2006 compared to March 31, 2005. This increase was due to higher Personnel expense, including performance based incentive compensation, as well as increased general operating costs.

Business Lending

Business Lending provides a wide range of lending related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing solutions. Also included are indirect consumer loans which allow us to offer financing through auto, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain credit counterparties utilizing various risk mitigation tools such as credit default swaps (CDS) and may also use other products to help offset hedging costs.

Net Income decreased $253 million, or 33 percent, for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to a decrease in Total Revenue. Overall, Business Lending revenues declined by $290 million, or 18 percent, for the three months ended March 31, 2006 over the same period in 2005, mainly driven by the impact of credit spread tightening on our credit default protection purchased. The decline was also driven by credit spread compression primarily within the large corporate and consumer indirect portfolios. Average loan balances increased $27.8 billion, or 15 percent, due to new business and increased line utilization.

Capital Markets and Advisory Services

Capital Markets and Advisory Services provides products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity distribution capabilities, merger related advisory services and risk management solutions using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the business may take positions in these products and participate in market-making activities dealing in equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. We also provide debt and equity securities research through Banc of America Securities, LLC. This business is a primary dealer in the U.S. and in several international locations.

Capital Markets and Advisory Services revenue is derived primarily from market-based Net Interest Income, Investment Banking Income, Trading Account Profits and equity commissions.

Capital Markets and Advisory Services Revenue

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Investment banking income
Advisory fees	$76	$60
Debt underwriting	380	276
Equity underwriting	66	38

Total investment banking income	522	374

Sales and trading
Fixed income:
Liquid products	608	507
Credit products	327	256
Structured products	288	265

Total fixed income	1,223	1,028

Equity income	476	470

Total sales and trading	1,699	1,498

Total Capital Markets and Advisory Services Revenue(1)	$2,221	$1,872

(1)	Includes Gains (Losses) on the Sales of Debt Securities of $5 million and $8 million for the three months ended March 31, 2006 and 2005.

Net Income increased $63 million, or 14 percent, for the three months ended March 31, 2006 compared to the same period in 2005. An increase in Total Revenue was primarily offset by an increase in Noninterest Expense.

For the three months ended March 31, 2006, Total Capital Markets and Advisory Services Revenue was $2.2 billion, representing an increase of $349 million, or 19 percent, over the same period a year earlier. Increases in Investment Banking Income of $148 million, or 40 percent, primarily from Debt Underwriting activity, and Sales and Trading of $201 million, or 13 percent, primarily from Liquid Products, were driven by more favorable market conditions, increased client activity and the impact of business investments made in 2005. Average Trading-related Assets increased $39.0 billion or 14 percent over the same period of 2005.

For the three months ended March 31, 2006, Noninterest Expense increased $223 million, or 19 percent, due to higher Personnel expense, including performance based incentive compensation, and general operating costs.

Treasury Services

Treasury Services provides integrated working capital management and treasury solutions to clients across the U.S. and 50 countries through our network of proprietary offices and special clearing arrangements. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our products and services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Net interest income is derived from interest and noninterest-bearing deposits, sweep investments, and other liability management products. Noninterest income is generated from payment and receipt products, merchant services, wholesale card products, and trade services and is comprised primarily of service charges which are net of market-based earnings credit rates applied against noninterest-bearing deposits.

Net Income increased $109 million, or 27 percent, for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to an increase in Total Revenue. For the three months ended March 31, 2006, Total Revenue from Treasury Services activities increased $217 million, or 15 percent, over the same period in 2005. The primary driver of this increase was wider spreads due to higher short term interest rates, increasing the value of the Treasury Services deposit base which was partially offset by the impact of a $6.2 billion, or four percent, decrease in Total Average Deposits over the same period last year. This decrease in balances was due primarily to a slowdown in the mortgage and title business reducing real estate escrow and demand deposit balances.

ALM/Other

ALM/Other is comprised primarily of our full-service Latin American operations in Brazil, Chile, Argentina, and Uruguay, and our commercial and wealth and investment management operations in Mexico. These operations primarily service indigenous and multinational corporations, small businesses and affluent consumers. This business also includes Asia Commercial and Retail operations based in Hong Kong, and an allocation of a portion of the Corporation’s Net Interest Income from ALM activities. For more information on our Latin American and Asian operations, see Foreign Portfolio beginning on page 72.

On October 13, 2005, we announced an agreement to sell our asset management business in Mexico with $1.8 billion of assets under management to Grupo Financiero Santander Serfin. The sale will be completed in 2006.

In December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Ltd for the sale of BankBoston Argentina assets and liabilities. The transaction is subject to obtaining all necessary regulatory approvals.

On May 2, 2006, we announced an agreement to exchange our BankBoston operations in Brazil for approximately $2.2 billion in equity of Banco Itau, Brazil’s second largest nongovernment-owned banking company. We further agreed to negotiate exclusively with Banco Itau to sell BankBoston’s assets in Chile, Uruguay and certain other operations and accounts related to Latin America. Closing of the transaction for the exchange of BankBoston’s operations in Brazil will be subject to obtaining all necessary regulatory approvals.

Net Income decreased $184 million for the three months ended March 31, 2006 compared to the same period in 2005. Within ALM/Other, Total Revenue for the three months ended March 31, 2006 decreased $166 million compared to the same period in 2005. This decrease was driven by the impact of the flattening yield curve on the results of ALM activities, partially offset by the positive impact of local currency exchange rates and wider spreads on loans and deposits in Latin America.

Global Wealth and Investment Management

This segment provides tailored investment services to individual and institutional clients in various stages and economic cycles. Our clients are offered specific products and services based on their needs through three primary businesses: The Private Bank, Columbia Management (Columbia), and Premier Banking and Investments (PB&I). In addition, ALM/Other includes the results of ALM activities and other Global Wealth and Investment Management businesses.

Global Wealth and Investment Management

	Three Months Ended March 31, 2006
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/Other(1)
Net interest income (loss)(2)	$981	$249	$(11)	$514	$229
Noninterest income:
Investment & brokerage services	833	252	364	179	38
All other income	154	38	10	24	82

Total noninterest income	987	290	374	203	120

Total revenue(2)	1,968	539	363	717	349

Provision for credit losses	(1)	(4)	—	3	—
Noninterest expense	992	314	236	349	93

Income before income taxes	977	229	127	365	256
Income tax expense	363	85	47	136	95

Net income	$614	$144	$80	$229	$161

Shareholder value added	$336	$90	$47	$134	$65
Net interest yield (2)	3.41%	3.32%	n/m	4.05%	n/m
Return on average equity	22.70	26.89	20.56%	25.38	18.31%
Efficiency ratio (2)	50.37	58.16	64.97	48.71	30.45
Period end - total assets (3)	$125,819	$31,388	$2,804	$53,062	$38,565

	Three Months Ended March 31, 2005
	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/Other(1)
Net interest income(2)	$955	$242	$6	$377	$330
Noninterest income:
Investment & brokerage services	767	256	315	164	32
All other income	91	15	11	34	31

Total noninterest income	858	271	326	198	63

Total revenue(2)	1,813	513	332	575	393

Provision for credit losses	2	(2)	—	4	—
Noninterest expense	909	305	222	314	68

Income before income taxes	902	210	110	257	325
Income tax expense	318	75	39	87	117

Net income	$584	$135	$71	$170	$208

Shareholder value added	$336	$84	$31	$85	$136
Net interest yield (2)	3.27%	3.32%	n/m	2.72%	n/m
Return on average equity	24.01	26.60	15.73%	21.71	11.72%
Efficiency ratio (2)	50.13	59.44	66.79	54.70	36.17
Period end - total assets (3)	$129,970	$30,639	$2,546	$59,201	$37,584

(1)	Reflects Premier Banking and Investments migration which increased average deposits $45.4 billion and $32.4 billion for the three months ended March 31, 2006 and 2005.
(2)	Fully taxable-equivalent basis
(3)	Total assets include the impact of funds transfer pricing allocation methodoligies.

n/m	= not meaningful

Global Wealth and Investment Management

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Average
Total loans and leases	$58,766	$50,836
Total earning assets	116,785	118,294
Total assets	124,571	125,977
Total deposits	114,001	116,108
Common equity/Allocated equity	10,975	9,863

Period End
Total loans and leases	$59,512	$51,845
Total assets	125,819	129,970
Total deposits	115,290	119,584

Net Income increased $30 million, or five percent, for the three months ended March 31, 2006 compared to the same period in 2005. Net Interest Income increased $26 million, or three percent, for the three months ended March 31, 2006 compared to the same period in 2005. This increase was due to increases in deposit spreads, offset by a significant decline in net interest income from ALM activity. The net interest yield increased 14 bps to 3.41 percent for the three months ended March 31, 2006 compared to the same period in 2005. The spread on Average Deposits increased 68 bps, to 2.37 percent for the three months ended March 31, 2006 compared to the same period in 2005. Also contributing to the increase in Net Interest Income was Average Loans and Leases, which increased $7.9 billion, or 16 percent, for the three months ended March 31, 2006 compared to the same period in 2005.

Noninterest Income increased $129 million, or 15 percent, for the three months ended March 31, 2006 compared to the same period in 2005. The increase in Noninterest Income was primarily due to an increase in asset management fees, in addition to gains on sales of assets.

Noninterest Expense increased $83 million, or nine percent, for the three months ended March 31, 2006 compared to the same period in 2005. The increase was primarily due to increases in personnel expenses as PB&I continues to build its base of client advisors.

Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of taxable and nontaxable money market products, equities, and taxable and nontaxable fixed income securities. At March 31, 2006, assets under management increased $11.5 billion compared to December 31, 2005, driven by favorable market conditions and net inflows primarily in long-term assets.

Client Assets

(Dollars in billions)	March 31 2006	December 31 2005
Assets under management	$493.9	$482.4
Client brokerage assets	170.6	161.7
Assets in custody	97.0	94.2

Total client assets	$761.5	$738.3

The Private Bank

The Private Bank provides integrated wealth management solutions to high-net-worth individuals, middle market institutions and charitable organizations with investable assets greater than $3 million. Services in The Private Bank include investment, trust, banking and lending services as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). The Private Bank also provides integrated wealth management solutions to ultra high-net-worth individuals and families with investable assets greater than $50 million through its Family Wealth Advisors unit. Family Wealth Advisors provides a higher level of contact, tailored service and wealth management solutions addressing the complex needs of their clients.

Net Income increased $9 million, or seven percent, for the three months ended March 31, 2006 compared to the same period in 2005. The increase to Net Income was primarily a result of gains on sales of assets and higher deposit spreads. The increase to Net Income was partially offset by an increase in Noninterest Expense.

Columbia

Columbia is an asset management organization primarily serving the needs of institutional customers. Columbia provides asset management services, liquidity strategies and separate accounts. Columbia also provides mutual funds offering a full range of investment styles across an array of products including equities, fixed income (taxable and nontaxable) and cash products (taxable and nontaxable). In addition to servicing institutional clients, Columbia distributes its products and services to individuals through The Private Bank, PB&I, and nonproprietary channels including other brokerage firms.

Net Income increased $9 million, or 13 percent, for the three months ended March 31, 2006 compared to the same period in 2005. The increase was due to higher asset management fees, within Noninterest Income, driven by higher assets under management.

PB&I

PB&I includes Banc of America Investments (BAI), our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of more than 4,000 client advisors to our affluent customers with a personal wealth profile of either $500,000 including investable assets and a mortgage or at least $100,000 of investable assets. BAI is the third largest bank-owned brokerage company in the U.S. with $170 billion in client assets.

Net Income increased $59 million, or 35 percent, for the three months ended March 31, 2006 compared to the same period in 2005. This increase was attributable to higher deposit spreads in addition to an increase in Average Loans and Leases. The Net Interest Yield increased 133 bps to 4.05 percent for the three months ended March 31, 2006, as the Corporation effectively managed growth in a rising interest rate environment.

Noninterest Expense increased $35 million, or 11 percent, for the three months ended March 31, 2006 compared to the same period in 2005. The increase was due to an increase in Personnel Expense as we continue to expand PB&I’s base of clients.

ALM/Other

ALM/Other includes the impact of customer migration from PB&I, Banc of America Specialist, GWIM Products Group, and ALM.

The Corporation migrates qualifying affluent customers, deposits and net interest income related to those customers from Deposits within Global Consumer and Small Business Banking to PB&I. To provide a view of organic growth in PB&I, the Corporation allocates the original migrated deposit balances as well as corresponding net interest income at original spreads from PB&I to ALM/Other. The Corporation believes that the resulting PB&I business approximates an organic, incremental view of the business.

Net Income decreased $47 million, or 23 percent, for the three months ended March 31, 2006 compared to the same period in 2005. Net Interest Income decreased $101 million driven by a reduction from ALM activities. This decrease was offset by higher deposit Net Interest Income due to migration of certain banking relationships from PB&I. The total cumulative average impact of migrated balances were $45.4 billion as of March 31, 2006 compared to $32.4 billion as of March 31, 2005.

Noninterest Income increased $57 million, or 90 percent, for the three months ended March 31, 2006 compared to the same period in 2005, due mainly to gains on sales of assets.

All Other

Included in All Other are our Equity Investments businesses and Other.

Equity Investments includes Principal Investing and corporate investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. Corporate investments includes China Construction Bank, Grupo Financiero Santander Serfin and various other investments.

Other includes the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains on Sales of Debt Securities. The objective of the funds transfer pricing allocation methodology is to neutralize the businesses from changes in interest rate and foreign exchange fluctuations. Accordingly, for segment reporting purposes, the businesses receive the neutralizing benefit to Net Interest Income related to the economic hedges previously mentioned, with the offset recorded in Other.

All Other

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Net interest income (1)	$(55)	$(320)
Noninterest income:
Equity investment gains	513	264
All other income	(246)	(319)

Total noninterest income	267	(55)

Total revenue (1)	212	(375)
Provision for credit losses	(25)	19
Gains (losses) on sales of debt securities	(8)	630
Merger and restructuring charges (2)	98	112
All other noninterest expense	115	93

Income before income taxes	16	31
Income tax benefit	(95)	(49)

Net income	$111	$80

Shareholder value added	$(175)	$(338)

(1)	Fully taxable-equivalent basis
(2)	For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

Total Revenue for All Other increased $587 million to $212 million for the three months ended March 31, 2006 compared to the same period in 2005, primarily driven by increases in Net Interest Income, all other income and Equity Investment Gains. The increase in Net Interest Income of $265 million was primarily due to the $367 million negative impact of derivatives designated as economic hedges for the three months ended March 31, 2005. Included in all other income were mark-to-market losses of $175 million and $117 million for the three months ended March 31, 2006 and 2005, on certain derivatives that were used as economic hedges. These economic hedges were part of ALM activities that did not qualify for SFAS 133 hedge accounting. These derivatives were terminated during the first quarter of 2006. The increase in Equity Investment Gains of $249 million was driven by favorable market conditions and increasing liquidity in the capital markets.

Gains (Losses) on Sales of Debt Securities decreased $638 million for the three months ended March 31, 2006, primarily due to the absence of gains realized on mortgage-backed securities for the three months ended March 31, 2005. Securities gains (losses) are the result of the repositioning of the securities portfolio to manage interest rate fluctuations and mortgage prepayment risk.

All other noninterest expense increased $22 million to $115 million for the three months ended March 31, 2006. This increase was driven by $320 million of expense relating to awards granted to retirement eligible employees (for additional information, refer to Note 13 of the Consolidated Financial Statements). This increase was offset primarily by decreases in other general operating expenses.

Income Tax Benefit increased $46 million to $95 million for the three months ended March 31, 2006 compared to a benefit of $49 million for the three months ended March 31, 2005. The change in Income Tax Benefit was primarily driven by a smaller residual tax benefit allocation to other segments in the first quarter of 2006.

Off-balance Sheet Financing Entities

Off-balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the underlying assets. The purpose and use of these types of entities are more fully discussed on page 43 of the Corporation’s 2005 Annual Report on Form 10-K.

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At March 31, 2006 and December 31, 2005, we had off-balance sheet liquidity commitments and SBLCs to these entities of $26.9 billion and $25.9 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 8. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $17 million and $16 million for the three months ended March 31, 2006 and 2005.

Qualified Special Purpose Entities

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, we will, from time to time, sell assets to off-balance sheet commercial paper entities. The commercial paper entities are Qualified Special Purpose Entities (QSPEs) that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The purpose and use of these types of entities are more fully discussed on page 43 of the Corporation’s 2005 Annual Report on Form 10-K.

We may provide liquidity, SBLCs or similar loss protection commitments to the entity, or we may enter into derivatives with the entity in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At March 31, 2006 and December 31, 2005, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to these entities of $7.3 billion and $7.1 billion. Substantially all of these commitments mature within one year and are included in Table 8. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements. Net revenues earned from fees associated with these entities were $6 million and $7 million for the three months ended March 31, 2006 and 2005.

In addition, as a result of the MBNA Merger on January 1, 2006, the Corporation acquired interests in off-balance sheet credit card securitization vehicles which issue both commercial paper and medium term notes. We hold subordinated interests issued by these entities, which are QSPEs, but do not otherwise provide liquidity or other forms of loss protection to these vehicles. For additional information on credit card securitization, see Note 8 of the Consolidated Financial Statements.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 10 of the Consolidated Financial Statements and Notes 12 and 13 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

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

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At March 31, 2006, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.3 billion (related outstandings of $227 million) were not included in credit card line commitments in the table below.

Table 8

Credit Extension Commitments

	March 31, 2006
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$145,066	$167,757	$312,823
Home equity lines of credit	1,796	82,378	84,174
Standby letters of credit and financial guarantees	23,934	19,213	43,147
Commercial letters of credit	4,521	471	4,992

Legally binding commitments	175,317	269,819	445,136
Credit card lines (2)	790,191	12,326	802,517

Total	$965,508	$282,145	$1,247,653

(1)	At March 31, 2006, there were equity commitments of $1.3 billion related to obligations to further fund Principal Investing equity investments.
(2)	As part of the MBNA Merger, on January 1, 2006, the Corporation acquired $588.4 billion of unused credit card lines.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, SVA targets and corporate risk limits. By allocating capital to a business unit, we effectively define that unit’s ability to take on risk. Country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational. For a more detailed discussion of our risk management activities, see pages 45 through 47 of the Corporation’s 2005 Annual Report on Form 10-K.

Strategic Risk Management

The Board provides oversight for strategic risk through the CEO and the Finance Committee. We use an integrated business planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources. The process begins with an assessment that creates a plan for the Corporation, setting the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s direction. Tactics and metrics are monitored to ensure adherence to the plans. As part of this monitoring, business units perform a quarterly self-assessment further described in the Operational Risk Management section beginning on page 73 of the Corporation’s 2005 Annual Report on Form 10-K. This assessment looks at changing market and business conditions, and the overall risk in meeting objectives. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and self-assessments.

One of the key tools for managing strategic risk is capital allocation. Through allocating capital, we effectively manage each business segment’s ability to take on risk. Review and approval of business plans incorporates approval of capital allocation, and economic capital usage is monitored through financial and risk reporting.

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included in the Corporation’s 2005 Annual Report on Form 10-K on pages 47 through 49.

One ratio used to monitor the stability of our funding composition is the “loan to domestic deposit” (LTD) ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic customer deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic customer deposits. The ratio was 104 percent at March 31, 2006 compared to 102 percent at December 31, 2005. The increase was primarily attributable to the acquisition of MBNA and organic growth in the loan and lease portfolio.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. As of March 31, 2006, “Time to Required Funding” was 25 months as compared to 29 months at December 31, 2005.

We originate loans for retention on our balance sheet and for distribution. As part of our “originate to distribute” strategy, commercial loan originations are distributed through syndication structures, and residential mortgages originated by Mortgage and Home Equity are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of market conditions.

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 9 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., Bank of America, N.A. (USA) and MBNA America Bank, N.A. at March 31, 2006 and December 31, 2005.

Table 9

Regulatory Capital

	March 31, 2006			December 31, 2005
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.45%	$83,174	$39,368	8.25%	$74,375	$36,059
Bank of America, N.A.	8.98	70,978	31,602	8.70	69,547	31,987
Bank of America, N.A. (USA)	9.46	5,932	2,509	8.66	5,567	2,570
MBNA America Bank, N.A.(2)	22.55	12,377	2,196	—	—	—
Total
Bank of America Corporation	11.32	111,422	78,735	11.08	99,901	72,118
Bank of America, N.A.	11.01	87,001	63,204	10.73	85,773	63,973
Bank of America, N.A. (USA)	12.28	7,705	5,018	11.46	7,361	5,140
MBNA America Bank, N.A.(2)	26.16	14,359	4,392	—	—	—
Tier 1 Leverage
Bank of America Corporation	6.18	83,174	40,395	5.91	74,375	37,732
Bank of America, N.A.	6.64	70,978	32,058	6.69	69,547	31,192
Bank of America, N.A. (USA)	9.78	5,932	1,819	9.37	5,567	1,783
MBNA America Bank, N.A.(2)	20.92	12,377	1,775	—	—	—

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)	MBNA America Bank, N.A. is presented for periods subsequent to December 31, 2005.

Basel II

On March 30, 2006, the FRB published the Interagency Notice of Proposed Rulemaking (NPR) pertaining to Basel II risk-based capital requirements for the largest internationally active banks in the United States.

This publication builds on the Advanced Notice of Proposed Rulemaking, published in August 2003. During the second quarter of 2006, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision, collectively with the Federal Reserve, (the Agencies), will review the NPR. After their review, a four month public comment period will begin, allowing all U.S.-based banks to submit comments and questions for consideration to the Agencies.

The Agencies expect the NPR to be finalized early in 2007. Our dedicated Basel II Integration team, supported by a team of business segment specialists and technologists, will continue to work towards Basel II preparedness in order to achieve full compliance by the start of parallel processing in 2008. We also continue to work closely with regulators in this process.

Share Repurchases

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 88.5 million shares of common stock for the three months ended March 31, 2006, which more than offset the 38.9 million shares issued under employee stock plans. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 18 months. For additional information on common share repurchases, see Note 11 of the Consolidated Financial Statements.

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications, including loans and leases, derivatives, trading account assets, assets held-for-sale, and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Notes 4 and 10 of the Consolidated Financial Statements.

For credit risk purposes, we evaluate our Card Services operations on both a held and managed basis (a non-GAAP measure). Managed basis treats securitized loan receivables as if they were still on the balance sheet. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. For additional discussion of Credit Quality Statistics of both held and managed loans, refer to Card Services discussion on page 45. For additional information on Securitizations refer to Note 8 of the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our Loans and Leases as either consumer or commercial and monitor their credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

For a detailed discussion of our consumer portfolio credit risk management process, see page 50 of the Corporation’s 2005 Annual Report on Form 10-K. For additional information on our managed portfolio, refer to Note 8 of the Consolidated Financial Statements.

Table 10 presents outstanding consumer loans and leases at March 31, 2006 and December 31, 2005.

Table 10

Outstanding Consumer Loans and Leases

	March 31, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$188,261	48.0%	$182,596	51.3%
Credit card - domestic	64,490	16.5	58,548	16.5
Credit card - foreign	7,789	2.0	—	—
Home equity lines	65,516	16.7	62,098	17.5
Direct/Indirect consumer	55,127	14.1	45,490	12.8
Other consumer(1)	10,528	2.7	6,725	1.9

Total consumer loans and leases	$391,711	100.0%	$355,457	100.0%

(1)	Includes consumer finance of $2,950 million and $2,849 million; foreign consumer of $7,560 million and $3,841 million; and consumer lease financing of $18 million and $35 million at March 31, 2006 and December 31, 2005.

Concentrations of Consumer Credit Risk

Our consumer credit risk is diversified both geographically and through our various product offerings. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases.

From time to time, we purchase credit protection on certain portions of our consumer portfolio. This protection is designed to enhance our overall risk management strategy. At March 31, 2006 and December 31, 2005, we had mitigated a portion of our credit risk on approximately $114.3 billion and $110.4 billion of residential mortgage and indirect automobile loans through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At March 31, 2006 and December 31, 2005, these transactions had the cumulative effect of reducing our risk-weighted assets by $32.0 billion and $30.6 billion, and resulted in 28 bp increases in our Tier 1 Capital ratio at both period ends.

Consumer Portfolio Credit Quality Performance

Overall, consumer credit quality remained stable in the first quarter of 2006. The acceleration of charge-offs into the fourth quarter of 2005 due to bankruptcy reform resulted in reduced charge-offs in the first quarter of 2006.

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the customer’s billing statement. Interest and fees continue to accrue on our past due loans until the date the loan goes into nonaccrual status, if applicable. Delinquency is reported on accruing loans that are 30 days or more past due.

Credit card loans are charged off no later than the end of the month in which the account becomes 180 days past due or in which 60 days has elapsed since receipt of notification of bankruptcy filing and are not classified as nonperforming. Other unsecured consumer loans are charged off no later than the end of the month in which the account becomes 120 days past due or 60 days past due if in bankruptcy and are not classified as nonperforming. Deficiencies in non-real estate secured loans and leases are charged off no later than the end of the month in which the account becomes 120 days past due and are generally not classified as nonperforming. Real estate secured consumer loans are placed on nonaccrual and are classified as nonperforming no later than 90 days past due. The amount deemed uncollectible on real estate secured loans is charged off at 180 days past due.

Table 11 presents consumer net charge-offs and net charge-off ratios on the held portfolio during the three months ended March 31, 2006 and 2005.

Table 11

Consumer Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended March 31
	2006		2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$10	0.02%	$4	0.01%
Credit card - domestic	634	3.77	740	5.85
Credit card - foreign	19	0.94	—	—
Home equity lines	9	0.05	6	0.05
Direct/Indirect consumer	79	0.58	61	0.60
Other consumer	42	1.67	56	3.12

Total consumer	$793	0.82%	$867	1.07%

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding consumer loans and leases during the period for each loan category.

As presented in Table 11, consumer net charge-offs from on-balance sheet loans decreased $74 million to $793 million for the three months ended March 31, 2006 compared to the same period in 2005. The decrease in consumer net charge-offs was primarily driven by a decrease in credit card net charge-offs. The MBNA portfolio did not cause a significant net increase in charge-offs due to the application of Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) as discussed in the following paragraphs.

Net charge-offs for the held credit card – domestic portfolio decreased $106 million to $634 million, or 3.77 percent, of total average held credit card - domestic loans for the three months ended March 31, 2006 as compared to 5.85 percent for the same period in 2005. The decrease in net charge-offs for the held credit card – domestic portfolio was driven by a decrease in net charge-offs resulting from bankruptcy reform which accelerated charge-offs into the fourth quarter of 2005 and from changes made in 2004 in credit card minimum payment requirements which increased first quarter 2005 net charge-offs. These decreases were partially offset by organic portfolio growth and seasoning and new advances on accounts for which previous loan balances were sold to the securitization trusts. The increase in direct/indirect consumer charge-offs was driven primarily by the growth and seasoning of the auto loan portfolio.

Net losses for the managed credit card – domestic portfolio increased $189 million to $1.1 billion, or 3.12 percent of total average managed credit card – domestic loans for the three months ended March 31, 2006, compared to 6.17 percent of total average managed credit card – domestic loans for the three months ended March 31, 2005. Managed losses were primarily higher due to the addition of the MBNA portfolio. The 305 bps decrease in the net losses ratio for the managed credit card – domestic portfolio was driven by a decrease in net losses resulting from bankruptcy reform that accelerated losses into the fourth quarter of 2005 and from changes made in 2004 in credit card minimum payment requirements which increased first quarter 2005 net losses. These decreases were partially offset by organic portfolio growth and seasoning.

Net charge-offs for the held credit card – foreign portfolio were $19 million, or 0.94 percent, of total average held credit card – foreign loans for the three months ended March 31, 2006. Net losses for the managed credit card portfolio - foreign were $173 million, or 3.08 percent, of total average managed credit card - foreign loans for the three months ended March 31, 2006. These net charge-offs and net losses are due to the impact of the MBNA Merger.

SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP (categories of loans for which it is probable, at the time of acquisition, that all amounts due according to the contractual terms of the loan agreement will not be collected). The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

In accordance with SOP 03-3, certain acquired loans of MBNA that were considered impaired were written down to fair value at the acquisition date. Therefore, reported net charge-offs and managed losses were lower since these impaired loans that would have charged off during the first quarter of 2006 were reduced to fair value as of the acquisition date. SOP 03-3 did not impact the securitized loan portfolio.

Consumer net charge-offs and net charge-off ratios as reported and excluding the impact of SOP 03-3 for the three months ended March 31, 2006 are presented below. Management believes that excluding the impact of SOP 03-3 from the net charge offs and the net charge-off ratios provides a more accurate reflection of our credit quality.

Table 12

Consumer Net Charge-offs and

Net Charge-off Ratios (Excluding the Impact of SOP 03-3) (1)

	Three Months Ended March 31, 2006
	As Reported		Excluding Impact of SOP 03-3
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$10	0.02%	$10	0.02%
Credit card - domestic	634	3.77	705	4.19
Credit card - foreign	19	0.94	57	2.77
Home equity lines	9	0.05	9	0.05
Direct/Indirect consumer	79	0.58	139	1.02
Other consumer	42	1.67	70	2.76

Total consumer	$793	0.82%	$990	1.03%

(1)	This table presents a non-GAAP financial measure. Net charge-offs exclude the impact of SOP 03-3 which decreased net charge-offs on credit card – domestic $71 million, credit card – foreign $38 million, direct/indirect consumer $60 million, and other consumer $28 million for the three months ended March 31, 2006. The impact of SOP 03-3 on average outstanding consumer loans and leases for the three months ended March 31, 2006 was not material.

As presented in Table 13, nonperforming consumer assets were essentially unchanged at $847 million at March 31, 2006 compared to December 31, 2005. Nonperforming consumer loans and leases were $785 million at both March 31, 2006 and December 31, 2005, representing 0.20 percent and 0.22 percent of outstanding consumer loans and leases at March 31, 2006 and December 31, 2005. Nonperforming residential mortgages decreased $32 million primarily due to sales of $31 million in the three months ended March 31, 2006.

Table 13

Nonperforming Consumer Assets

(Dollars in millions)	March 31 2006	December 31 2005
Nonperforming consumer loans and leases
Residential mortgage	$538	$570
Home equity lines	121	117
Direct/Indirect consumer	34	37
Other consumer	92	61

Total nonperforming consumer loans and leases	785	785
Consumer foreclosed properties	62	61

Total nonperforming consumer assets (1)	$847	$846

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.20%	0.22%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.22	0.24

(1)	Balances do not include $27 million and $24 million of nonperforming consumer loans held-for-sale, included in Other Assets at March 31, 2006 and December 31, 2005.

Table 14 presents the additions and reductions to nonperforming assets in the consumer portfolio during the most recent five quarters.

Table 14

Nonperforming Consumer Assets Activity

(Dollars in millions)	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Nonperforming loans and leases
Balance, beginning of period	$785	$688	$678	$721	$738

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	274	354	256	255	243
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(7)	(33)	(52)	(65)	(73)
Sales	(31)	(35)	(25)	(52)	—
Returns to performing status (1)	(183)	(141)	(120)	(128)	(142)
Charge-offs (2)	(33)	(27)	(29)	(34)	(31)
Transfers to foreclosed properties	(20)	(17)	(20)	(19)	(13)
Transfers to loans held-for-sale	—	(4)	—	—	(1)

Total net additions to (reductions in) nonperforming loans and leases	—	97	10	(43)	(17)

Total nonperforming loans and leases, end of period	785	785	688	678	721

Foreclosed properties
Balance, beginning of period	61	63	62	65	69

Additions to foreclosed properties:
New foreclosed properties	40	34	35	30	26
Reductions in foreclosed properties:
Sales	(31)	(29)	(28)	(27)	(24)
Writedowns	(8)	(7)	(6)	(6)	(6)

Total net additions to (reductions in) foreclosed properties	1	(2)	1	(3)	(4)

Total foreclosed properties, end of period	62	61	63	62	65

Nonperforming consumer assets, end of period	$847	$846	$751	$740	$786

(1)	Consumer loans and leases are generally returned to performing status when principal or interest is less than 90 days past due.
(2)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans are not included above.

On-balance sheet consumer loans and leases 90 days or more past due and still accruing interest totaled $1.8 billion at March 31, 2006, and were up $482 million from December 31, 2005, primarily driven by increases of $213 million in credit card – domestic, $130 million in credit card – foreign and $117 million in consumer – direct/indirect past due loans due to the addition of the MBNA portfolio. In addition, included in loans held-for-sale at March 31, 2006 and December 31, 2005 are $143 million and $161 million of loans 90 days or more past due and still accruing interest related to repurchases pursuant to our servicing agreements with Government National Mortgage Association mortgage pools whose repayments are insured by Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 53 of the Corporation’s 2005 Annual Report on Form 10-K.

Table 15 presents outstanding commercial loans and leases at March 31, 2006 and December 31, 2005.

Table 15

Outstanding Commercial Loans and Leases

	March 31, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial - domestic	$146,737	64.4%	$140,533	64.3%
Commercial real estate(1)	36,337	16.0	35,766	16.4
Commercial lease financing	20,813	9.1	20,705	9.5
Commercial - foreign	23,927	10.5	21,330	9.8

Total commercial loans and leases	$227,814	100.0%	$218,334	100.0%

(1)	Includes domestic commercial real estate loans of $35,666 million and $35,181 million; and foreign commercial real estate loans of $671 million and $585 million at March 31, 2006 and December 31, 2005.

Concentrations of Commercial Credit Risk

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 16 through 21 summarize these concentrations.

From the perspective of portfolio risk management, customer concentration management is most relevant in Business Lending within Global Corporate and Investment Banking. Within that portfolio, concentrations are actively managed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute”, and through the purchase of credit protection in the form of credit derivatives. We utilize various risk mitigation tools to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Earnings volatility increases due to accounting asymmetry as we mark-to-market the CDS, as required by SFAS 133, while the exposures being hedged, once funded, are recorded at historical cost less an allowance for credit losses or, if held-for-sale, at the lower of cost or market.

At March 31, 2006 and December 31, 2005, we had net notional credit default protection purchased in our credit derivatives portfolio of $12.6 billion and $14.7 billion. The mark-to-market impact from the credit default protection, resulted in net losses of $100 million in the three months ended March 31, 2006 compared to net gains of $87 million in the comparable period in 2005. Losses in the first three months of 2006 primarily reflected the impact of credit spread tightening across most of our hedge positions. Effective January 1, 2006, we record the impact of these credit derivatives that economically hedge the portfolio in Other Income in the Consolidated Statement of Income. Prior to January 1, 2006, the impact was recorded in Trading Account Profits. Prior period amounts have been reclassified to conform to current period presentation. The average Value-at-Risk (VAR) for these credit derivative hedges was $72 million for the twelve months ended March 31, 2006, and $36 million for the twelve months ended March 31, 2005. The increase in VAR was driven by an increase in the amount of credit protection purchased. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $68 million and $46 million for the twelve months ended March 31, 2006 and 2005. Refer to the discussion on page 81 for a description of our VAR calculation for trading assets.

Table 16 shows commercial credit exposure by industry in the categories of utilized exposure, unfunded exposure and total committed exposure and includes commercial loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale, and commercial letters of credit. These amounts exclude the impact of our credit hedging activities, which are separately shown in Table 17. As shown in Table 16, our commercial credit exposure is diversified across a broad range of industries.

Table 16

Commercial Credit Exposure by Industry (1,2)

	Commercial Utilized Credit Exposure		Commercial Unfunded Credit Exposure		Total Commercial Committed Credit Exposure
(Dollars in millions)	March 31 2006	December 31 2005	March 31 2006	December 31 2005	March 31 2006	December 31 2005
Real estate (3)	$48,492	$47,582	$23,879	$22,793	$72,371	$70,375
Diversified financials	26,195	26,162	40,251	39,098	66,446	65,260
Retailing	26,797	25,189	16,377	16,778	43,174	41,967
Banks	28,140	29,588	8,502	9,056	36,642	38,644
Government and public education	19,835	19,046	14,661	14,309	34,496	33,355
Capital goods	15,741	15,361	17,534	17,667	33,275	33,028
Consumer services	18,213	17,481	12,068	12,014	30,281	29,495
Materials	15,595	16,754	10,966	12,139	26,561	28,893
Healthcare equipment and services	14,667	13,458	11,678	12,039	26,345	25,497
Individuals and trusts	17,787	16,756	7,663	7,594	25,450	24,350
Commercial services and supplies	13,412	13,038	7,892	8,114	21,304	21,152
Food, beverage and tobacco	11,348	11,194	9,591	9,396	20,939	20,590
Energy	11,628	9,162	8,460	8,038	20,088	17,200
Transportation	11,024	11,298	6,063	5,683	17,087	16,981
Utilities	5,162	5,540	11,457	9,675	16,619	15,215
Media	6,730	6,701	9,362	8,549	16,092	15,250
Insurance	6,022	4,781	9,381	9,123	15,403	13,904
Religious and social organizations	7,394	7,426	2,545	2,596	9,939	10,022
Consumer durables and apparel	5,073	5,142	3,974	4,176	9,047	9,318
Telecommunication services	3,256	3,520	4,767	5,673	8,023	9,193
Technology hardware and equipment	3,044	3,116	4,099	4,055	7,143	7,171
Pharmaceuticals and biotechnology	1,636	1,675	4,319	3,231	5,955	4,906
Software and services	2,522	2,573	3,211	3,135	5,733	5,708
Automobiles and components	1,780	1,602	3,629	4,276	5,409	5,878
Food and staples retailing	2,016	2,258	2,029	1,983	4,045	4,241
Household and personal products	1,288	537	1,496	1,133	2,784	1,670
Semiconductors and semiconductor equipment	576	536	701	583	1,277	1,119
Other	4,736	2,531	195	423	4,931	2,954

Total	$330,109	$320,007	$256,750	$253,329	$586,859	$573,336

(1)	December 31, 2005 industry balances have been restated to reflect the realignment of industry codes utilizing Standard & Poor’s industry classifications and internal industry management.
(2)	Derivative assets included above are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied. Derivative assets totaled $32.6 billion and $33.0 billion at March 31, 2006 and December 31, 2005.
(3)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

Table 17 shows our net credit default protection by industry. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. A negative notional amount indicates a net amount of protection purchased in a particular industry; conversely, a positive notional amount indicates a net amount of protection sold in a particular industry. Credit protection is purchased to cover the funded portion as well as the unfunded portion of credit exposure.

Table 17

Net Credit Default Protection by Industry

(Dollars in millions)	March 31 2006	December 31 2005
Media	$(1,479)	$(1,790)
Telecommunication services	(1,117)	(1,205)
Materials	(1,033)	(1,119)
Retailing	(970)	(1,134)
Insurance	(861)	(1,493)
Real estate (1)	(833)	(1,305)
Utilities	(736)	(899)
Automobiles and components	(675)	(679)
Consumer services	(658)	(788)
Capital goods	(499)	(741)
Energy	(467)	(589)
Healthcare equipment and services	(466)	(709)
Commercial services and supplies	(463)	(472)
Pharmaceuticals and biotechnology	(417)	(470)
Food, beverage and tobacco	(403)	(580)
Banks	(395)	(315)
Consumer durables and apparel	(354)	(475)
Technology hardware and equipment	(234)	(402)
Transportation	(224)	(323)
Food and staples retailing	(175)	(324)
Software and services	(125)	(299)
Diversified financials	(111)	(250)
Semiconductors and semiconductor equipment	(55)	(54)
Government and public education	(55)	—
Individuals and trusts	(15)	(30)
Household and personal products	75	75
Other (2)	136	1,677

Total	$(12,609)	$(14,693)

(1)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.
(2)	Represents net CDS index positions, which were principally investment grade. Indices are comprised of corporate credit derivatives that trade as an aggregate index value. Generally, they are grouped into portfolios based on specific ratings of credit quality or global geographic location. As of December 31, 2005, CDS index positions were sold to reflect a short-term positive view of the credit markets. This position was reduced by March 31, 2006 as credit markets began to stabilize.

Table 18 shows the maturity profile of the net credit default protection portfolio at March 31, 2006 and December 31, 2005.

Table 18

Net Credit Default Protection by Maturity Profile

	March 31 2006	December 31 2005
Less than or equal to one year	3%	—%
Greater than one year and less than or equal to five years	64	65
Greater than five years	33	35

Total	100%	100%

Table 19 shows our net credit default protection portfolio by credit exposure debt rating at March 31, 2006 and December 31, 2005.

Table 19

Net Credit Default Protection by Credit Exposure Debt Rating

(Dollars in millions)	March 31, 2006		December 31, 2005
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$5	—%	$(22)	(0.2)%
AA	(255)	(2.0)	(523)	(3.6)
A	(3,894)	(30.9)	(4,861)	(33.1)
BBB	(6,455)	(51.2)	(8,572)	(58.2)
BB	(1,377)	(10.9)	(1,792)	(12.2)
B	(597)	(4.7)	(424)	(2.9)
CCC and below	(141)	(1.1)	(149)	(1.0)
NR (1)	105	0.8	1,650	11.2

Total	$(12,609)	(100.0)%	$(14,693)	(100.0)%

(1)	In addition to unrated names, “NR” includes $136 million and $1,677 million in net CDS index positions at March 31, 2006 and December 31, 2005. While index positions are principally investment grade, CDS indices include names in and across each of the ratings categories.

Table 20 presents outstanding commercial real estate loans by geographic region and property type diversification. The amounts outstanding exclude commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate reflects loans dependent on the sale of the real estate as the primary source of repayment. The increase in residential property type loans was driven by higher utilizations in the for sale housing sector due to increased construction and land costs.

Table 20

Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2006	December 31 2005
By Geographic Region(1)
California	$7,581	$7,615
Northeast	6,246	6,337
Southeast	4,481	4,370
Florida	4,251	4,507
Southwest	3,607	3,658
Midwest	3,231	2,595
Northwest	2,044	2,048
Midsouth	1,665	1,485
Other	705	873
Geographically diversified (2)	1,855	1,693
Non-U.S.	671	585

Total	$36,337	$35,766

By Property Type
Residential	$8,599	$7,601
Office buildings	5,250	4,984
Shopping centers/retail	4,330	4,165
Apartments	4,114	4,461
Land and land development	3,543	3,715
Industrial/warehouse	2,936	3,031
Multiple use	1,233	996
Hotels/motels	890	790
Resorts	263	183
Other (3)	5,179	5,840

Total	$36,337	$35,766

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(2)	The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.
(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Foreign Portfolio

As shown in Table 21, at March 31, 2006, foreign exposure to borrowers or counterparties in emerging markets increased $2.0 billion to $19.3 billion compared to $17.2 billion at December 31, 2005, and represented 18 percent and 19 percent of total foreign exposure at March 31, 2006 and December 31, 2005. The increase was driven primarily by higher sovereign and corporate securities exposures in Asia.

At March 31, 2006, 55 percent of the emerging markets exposure was in Asia Pacific, compared to 51 percent at December 31, 2005. Asia Pacific emerging markets exposure increased by $1.8 billion. Higher sovereign and corporate securities exposures drove the increases in South Korea, China, Hong Kong and Other Asia Pacific. Higher exposure in India was mostly due to increased loan exposures. Our investment in China Construction Bank accounted for $3.0 billion of reported exposure in China at both March 31, 2006 and December 31, 2005.

At March 31, 2006, 44 percent of the emerging markets exposure was in Latin America compared to 48 percent at December 31, 2005. Higher exposures in Mexico were partially offset by declines in Brazil. The increased exposures in Mexico were attributable to loans and securities exposures while our 24.9 percent investment in Grupo Financiero Santander Serfin was flat at $2.1 billion at both March 31, 2006 and December 31, 2005.

Our exposure in Brazil at March 31, 2006 and December 31, 2005 included $1.1 billion and $1.2 billion of traditional cross-border credit exposure (Loans and Leases, letters of credit, etc.), and $2.0 billion and $2.2 billion of local country exposure net of local liabilities.

We had risk mitigation instruments associated with certain exposures in Brazil, including structured trade related transfer risk mitigation of $866 million and $830 million, third party funding of $151 million and $313 million, and linked certificates of deposit of $43 million and $59 million at March 31, 2006 and December 31, 2005. The resulting total foreign exposure net of risk mitigation for Brazil was $2.2 billion and $2.3 billion at March 31, 2006 and December 31, 2005.

On October 13, 2005, we announced an agreement to sell our asset management business in Mexico with $1.8 billion of assets under management to Grupo Financiero Santander Serfin. The sale will be completed in 2006.

In December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Ltd for the sale of BankBoston Argentina assets and liabilities. The transaction is subject to obtaining all necessary regulatory approvals.

On May 2, 2006, we announced an agreement to exchange our BankBoston operations in Brazil for approximately $2.2 billion in equity of Banco Itau, Brazil’s second largest nongovernment-owned banking company. We further agreed to negotiate exclusively with Banco Itau to sell BankBoston’s assets in Chile, Uruguay and certain other operations and accounts related to Latin America. Closing of the transaction for the exchange of BankBoston’s operations in Brazil will be subject to obtaining all necessary regulatory approvals.

Table 21 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 21

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Foreign Exposure March 31, 2006	Increase/ (Decrease) from December 31, 2005
Region/Country
Asia Pacific
China	$189	$106	$35	$3,621	$3,951	$—	$3,951	$547
India	760	152	158	504	1,574	271	1,845	254
South Korea	239	562	83	949	1,833	—	1,833	678
Taiwan	256	66	95	48	465	392	857	(66)
Hong Kong	266	54	93	382	795	—	795	188
Singapore	210	9	65	190	474	—	474	4
Other Asia Pacific (7)	45	49	15	491	600	167	767	172

Total Asia Pacific	1,965	998	544	6,185	9,692	830	10,522	1,777

Latin America
Mexico	1,113	132	59	2,614	3,918	—	3,918	592
Brazil	971	167	6	65	1,209	2,016	3,225	(246)
Chile	233	22	—	6	261	693	954	(26)
Argentina	44	24	—	92	160	—	160	(34)
Other Latin America (7)	141	121	3	28	293	8	301	(58)

Total Latin America	2,502	466	68	2,805	5,841	2,717	8,558	228

Central and Eastern Europe (7)	10	58	22	89	179	—	179	37

Total	$4,477	$1,522	$634	$9,079	$15,712	$3,547	$19,259	$2,042

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; and all countries in Central and Eastern Europe excluding Greece.
(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.
(3)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied. Derivative asset collateral totaled $40 million and $58 million at March 31, 2006 and December 31, 2005.
(4)	Generally, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment except where the underlying securities are U.S. Treasuries, in which case the domicile is the U.S., and therefore, excluded from this presentation. For regulatory reporting under Federal Financial Institutions Examination Council (FFIEC) guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.
(5)	Cross-border exposure includes amounts payable to us by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(6)	Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at March 31, 2006 was $24.8 billion compared to $24.2 billion at December 31, 2005. Local liabilities at March 31, 2006 in Asia Pacific and Latin America were $13.4 billion and $11.4 billion of which $6.8 billion were in Hong Kong, $6.2 billion in Brazil, $4.1 billion in Singapore, $1.7 billion in both Argentina and Chile, $979 million in Mexico, $820 million in Korea, $799 million in Uruguay and $612 million in India. There were no other countries with available local liabilities funding local country exposure greater than $500 million.
(7)	Other Asia Pacific, Other Latin America, and Central and Eastern Europe include countries each with total foreign exposure of less than $300 million.

Commercial Portfolio Credit Quality Performance

Commercial credit quality continued to be strong in the first quarter of 2006.

Table 22 presents commercial net charge-offs and net charge-off ratios for the three months ended March 31, 2006 and 2005.

Table 22

Commercial Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended March 31
	2006		2005
(Dollars in millions)	Amount (2)	Percent	Amount	Percent
Commercial - domestic	$52	0.14%	$26	0.09%
Commercial real estate	(1)	(0.01)	—	—
Commercial lease financing	(23)	(0.45)	25	0.48
Commercial - foreign	1	0.01	(29)	(0.66)

Total commercial	$29	0.05%	$22	0.05%

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.
(2)	Includes a reduction in commercial - domestic net charge-offs of $13 million as a result of the impact of SOP 03-3 for the three months ended March 31, 2006. See discussion of SOP 03-3 in the Consumer Portfolio Credit Quality Performance section.

Commercial net charge-offs were $29 million for the three months ended March 31, 2006 compared to $22 million for the three months ended March 31, 2005. Commercial lease financing net recoveries were $23 million in the three months ended March 31, 2006 compared to net charge-offs of $25 million for the comparable period in 2005. The decrease was primarily due to recoveries in the domestic airline portfolio. Commercial – foreign net charge-offs were $1 million in the three months ended March 31, 2006 compared to net recoveries of $29 million in the three months ended March 31, 2005. The increase was primarily due to a reduced level of recoveries. Commercial – domestic net charge-offs increased $26 million for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to higher commercial credit card net charge-offs that were recorded during the three months ended March 31, 2006.

As presented in Table 23, commercial utilized criticized credit exposure decreased $265 million, or four percent, to $7.3 billion at March 31, 2006. Paydowns, payoffs, credit quality improvements, charge-offs and loan sales drove $2.2 billion of gross decreases. Partially offsetting the reductions was $1.9 billion of newly criticized exposure. From a line of business perspective, the most significant improvement was in Global Corporate and Investment Banking, with a net decrease of $314 million centered in Capital Markets and Advisory Services. The most significant net increase was $88 million in Global Consumer and Small Business Banking.

Table 23

Commercial Utilized Criticized Exposure (1)

	March 31, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)
Commercial - domestic	$5,019	2.42%	$5,259	2.62%
Commercial real estate	830	1.85	723	1.63
Commercial lease financing	572	2.75	611	2.95
Commercial - foreign	841	1.47	934	1.73

Total commercial utilized criticized exposure	$7,262	2.20%	$7,527	2.35%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale and commercial letters of credit.
(2)	Commercial utilized criticized exposure is taken as a percentage of total commercial utilized exposure.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that full collection of principal and/or interest in accordance with its contractual terms is not probable. As presented in Table 24, nonperforming commercial assets increased $76 million to $833 million at March 31, 2006 due primarily to the $73 million increase in nonperforming commercial loans and leases.

Table 24 presents nonperforming commercial assets at March 31, 2006 and December 31, 2005.

Table 24

Nonperforming Commercial Assets

(Dollars in millions)	March 31 2006	December 31 2005
Nonperforming commercial loans and leases
Commercial - domestic	$631	$581
Commercial real estate	72	49
Commercial lease financing	53	62
Commercial - foreign	43	34

Total nonperforming commercial loans and leases	799	726
Commercial foreclosed properties	34	31

Total nonperforming commercial assets (1)	$833	$757

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.35%	0.33%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.37	0.35

(1)	Balances do not include $57 million and $45 million of nonperforming commercial assets, primarily commercial loans held-for-sale, included in Other Assets at March 31, 2006 and December 31, 2005.

Table 25 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 25

Nonperforming Commercial Assets Activity

(Dollars in millions)	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Nonperforming loans and leases
Balance, beginning of period	$726	$810	$1,092	$1,352	$1,475

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	286	215	213	271	193
Advances	3	8	11	6	12
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(152)	(149)	(131)	(221)	(185)
Sales	—	(9)	(9)	(64)	(26)
Returns to performing status (1)	(10)	(27)	(16)	(98)	(11)
Charge-offs (2)	(41)	(122)	(303)	(144)	(100)
Transfers to foreclosed properties	(3)	—	(3)	(10)	(6)
Transfers to loans held-for-sale	(10)	—	(44)	—	—

Total net additions to (reductions in) nonperforming loans and leases	73	(84)	(282)	(260)	(123)

Total nonperforming loans and leases, end of period	799	726	810	1,092	1,352

Nonperforming securities
Balance, beginning of period	—	—	14	153	140

Additions to nonperforming securities:
New nonaccrual securities	—	—	—	2	13
Reductions in nonperforming securities:
Paydowns, payoffs, and exchanges	—	—	(14)	(130)	—
Sales	—	—	—	(11)	—

Total net additions to (reductions in) nonperforming securities	—	—	(14)	(139)	13

Total nonperforming securities, end of period	—	—	—	14	153

Foreclosed properties
Balance, beginning of period	31	36	49	47	33

Additions to foreclosed properties:
New foreclosed properties	4	—	4	10	18
Reductions in foreclosed properties:
Sales	(1)	(3)	(14)	(5)	(2)
Writedowns	—	(2)	(2)	(2)	(2)
Charge-offs	—	—	(1)	(1)	—

Total net additions to (reductions in) foreclosed properties	3	(5)	(13)	2	14

Total foreclosed properties, end of period	34	31	36	49	47

Nonperforming commercial assets, end of period	$833	$757	$846	$1,155	$1,552

(1)	Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well secured and is in the process of collection.
(2)	Certain loan and lease products, including commercial credit card, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.

At March 31, 2006, Other Assets included commercial loans held-for-sale of $16.1 billion, of which $57 million was nonperforming, and leveraged lease partnership interests of $176 million. At December 31, 2005, Other Assets included commercial loans held-for-sale of $7.3 billion, of which $45 million was nonperforming, and leveraged lease partnership interests of $183 million. The $8.8 billion increase in commercial loans held-for-sale was centered in Capital Markets and Advisory Services within Global Corporate and Investment Banking. At March 31, 2006 and December 31, 2005, there were no nonperforming leveraged lease partnership interests.

Commercial loans and leases 90 days or more past due and still accruing interest, were $155 million at March 31, 2006, a decrease of $13 million compared to December 31, 2005.

Provision for Credit Losses

The Provision for Credit Losses was $1.3 billion for the three months ended March 31, 2006, a 119 percent increase compared to the same period in 2005.

The consumer portion of the Provision for Credit Losses increased $469 million to $1.2 billion for the three months ended March 31, 2006 compared to $768 million in the same period of 2005. Provision expense increased primarily due to the impact of the addition of the MBNA portfolio. For discussions of the impact of SOP 03-3, see Consumer Portfolio Credit Quality Performance on page 63. Another significant driver was an increase in reserves to cover the anticipated return to a more normal level of bankruptcy-related net charge-offs than the unusually low level experienced in first quarter 2006. These increases to provision expense were partially offset by lower net charge-offs.

The commercial portion of the Provision for Credit Losses increased $213 million to $33 million for the three months ended March 31, 2006, primarily due to the first quarter of 2005 including a provision benefit from actions taken to reduce certain Latin American portfolio exposures. A slower rate of improvement in commercial credit quality in 2006 as compared with 2005 also drove the increased provision expense.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of March 31, 2006, quarterly updating of historical loss experience did not have a material impact to the allowance for commercial loan and lease losses. The allowance for consumer loan and lease losses is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of March 31, 2006, quarterly updating of the loss forecast models to reflect the anticipated return to a more normal level of bankruptcy-related net charge-offs than the unusually low level experienced in first quarter 2006 resulted in an increase in the allowance for consumer loan and lease losses. Included within this second component of the Allowance for Loan and Lease Losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults and event risk.

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

The Allowance for Loan and Lease Losses for the consumer portfolio as presented in Table 27 increased $953 million from December 31, 2005 to $5.5 billion at March 31, 2006. The increase was attributable to the addition of the MBNA portfolio, as well as an increase in the allowance to cover the anticipated return to a more normal level of bankruptcy-related net charge-offs than the unusually low level experienced in first quarter 2006.

The allowance for commercial loan and lease losses was $3.6 billion at March 31, 2006, a $69 million increase from December 31, 2005 primarily attributable to the addition of the MBNA portfolio.

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

Changes to the reserve for unfunded lending commitments are made through the Provision for Credit Losses. The reserve for unfunded lending commitments at March 31, 2006 was $395 million, unchanged from December 31, 2005.

Table 26 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2006 and 2005.

Table 26

Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Allowance for loan and lease losses, January 1	$8,045	$8,626

MBNA balance, January 1, 2006	577	—
Loans and leases charged off
Residential mortgage	(18)	(12)
Credit card - domestic	(743)	(823)
Credit card - foreign	(32)	—
Home equity lines	(14)	(10)
Direct/Indirect consumer	(127)	(93)
Other consumer	(72)	(80)

Total consumer	(1,006)	(1,018)

Commercial - domestic	(94)	(104)
Commercial real estate	—	—
Commercial lease financing	(3)	(33)
Commercial - foreign	(14)	(3)

Total commercial	(111)	(140)

Total loans and leases charged off	(1,117)	(1,158)

Recoveries of loans and leases previously charged off
Residential mortgage	8	8
Credit card - domestic	109	83
Credit card - foreign	13	—
Home equity lines	5	4
Direct/Indirect consumer	48	32
Other consumer	30	24

Total consumer	213	151

Commercial - domestic	42	78
Commercial real estate	1	—
Commercial lease financing	26	8
Commercial - foreign	13	32

Total commercial	82	118

Total recoveries of loans and leases previously charged off	295	269

Net charge-offs	(822)	(889)

Provision for loan and lease losses	1,270	588
Other	(3)	(12)

Allowance for loan and lease losses, March 31	9,067	8,313

Reserve for unfunded lending commitments, January 1	395	402
Provision for unfunded lending commitments	—	(8)

Reserve for unfunded lending commitments, March 31	395	394

Total	$9,462	$8,707

Loans and leases outstanding at March 31	$619,525	$529,457
Allowance for loan and lease losses as a percentage of loans and leases outstanding at March 31	1.46%	1.57%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at March 31	1.40	1.29
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at March 31	1.58	2.05
Average loans and leases outstanding during the period	$615,968	$524,921
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period (1)	0.54%	0.69%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at March 31	572	401
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs (1)	2.72	2.30

(1)	For the three months ended March 31, 2006, the impact of SOP 03-3 decreased net charge-offs by $210 million. Excluding the impact of SOP 03-3, annualized net charge-offs as a percentage of average loans and leases outstanding for the three months ended March 31, 2006 was 0.68 percent, and the ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs was 2.19.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 27 presents our allocation by product type.

Table 27

Allocation of the Allowance for Credit Losses by Product Type

	March 31, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$275	3.0%	$277	3.4%
Credit card - domestic	3,588	39.6	3,301	41.0
Credit card - foreign	134	1.5	—	—
Home equity lines	134	1.5	136	1.7
Direct/Indirect consumer	847	9.3	421	5.2
Other consumer	490	5.4	380	4.8

Total consumer	5,468	60.3	4,515	56.1

Commercial - domestic	2,178	24.0	2,100	26.1
Commercial real estate	597	6.6	609	7.6
Commercial lease financing	227	2.5	232	2.9
Commercial - foreign	597	6.6	589	7.3

Total commercial (1)	3,599	39.7	3,530	43.9

Allowance for loan and lease losses	9,067	100.0%	8,045	100.0%

Reserve for unfunded lending commitments	395		395

Total	$9,462		$8,440

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $94 million and $55 million at March 31, 2006 and December 31, 2005.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, our customer and proprietary trading operations, our ALM activities, credit risk mitigation activities, and mortgage banking activities. More detailed information on our market risk management process is included in the Corporation’s Annual Report on Form 10-K on pages 65 through 73.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended March 31, 2006. Trading-related revenue encompasses proprietary trading and customer-related activities. During the twelve months ended March 31, 2006, positive trading-related revenue was recorded for 88 percent of the trading days. Furthermore, only four percent of the total trading days had losses greater than $10 million, and the largest loss was $55 million. This can be compared to the twelve months ended March 31, 2005, where positive trading-related revenue was recorded for 90 percent of the trading days and only three percent of the total trading days had losses greater than $10 million, and the largest loss was $24 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use VAR modeling and stress testing. VAR is a key statistic used to measure and manage market risk. Trading limits and VAR are used to manage day-to-day risks and are subject to testing where we compare expected performance to actual performance. This testing provides us a view of our models’ predictive accuracy. All limit excesses are communicated to senior management for review.

A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses exceeded VAR twice in the twelve months ended March 31, 2006 and did not exceed VAR in the twelve months ended March 31, 2005.

In addition to reviewing our underlying model assumptions, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 28 presents average, high and low daily VAR for the twelve months ended March 31, 2006 and 2005.

Table 28

Trading Activities Market Risk

	Twelve Months Ended March 31
	2006			2005
	VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$5.4	$11.1	$2.9	$4.2	$12.1	$1.4
Interest rate	24.4	58.2	10.8	25.4	51.5	10.7
Credit	22.7	33.4	15.8	22.7	33.4	14.4
Real estate/mortgage	11.1	20.6	5.6	9.1	20.7	4.6
Equities	18.6	35.1	9.6	16.9	33.7	8.0
Commodities	6.0	10.6	3.4	7.3	10.2	4.5
Portfolio diversification	(47.9)	—	—	(43.3)	—	—

Total market-based trading portfolio (2)	$40.3	$55.0	$26.8	$42.3	$67.0	$26.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	For a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio, see page 67.

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

Interest Rate Risk Management

Interest rate risk represents the most significant market risk exposure to our nontrading financial instruments. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect Net Interest Income. Interest rate risk is measured as the potential volatility in our Net Interest Income caused by changes in market interest rates. Client facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of changing market conditions is managed through our ALM activities.

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

We prepare forward looking forecasts of Net Interest Income. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by the markets’ forward interest rate curve. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward rates used in our respective baseline forecasts at March 31, 2006 and December 31, 2005 were as follows:

Table 29

Forward Rates

	March 31, 2006		December 31, 2005
	Federal Funds	Ten-Year Constant Maturity Swap	Federal Funds	Ten-Year Constant Maturity Swap
Spot rates	4.75%	5.40%	4.25%	4.94%
12-month forward rates	5.00	5.42	4.75	4.97

The following table reflects the pre-tax dollar impact to forecasted Core Net Interest Income over the next twelve months from March 31, 2006 and December 31, 2005, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates) and a 100 bp gradual curve steepening (increase in long-term rates) from the forward curve.

Table 30

Estimated Net Interest Income at Risk

(Dollars in millions) Curve Change	Short Rate	Long Rate	March 31 2006	December 31 2005
+100 Parallel shift	+100	+100	$(924)	$(357)
-100 Parallel shift	-100	-100	894	244
Flatteners
Short end	+100	—	(1,134)	(523)
Long end	—	-100	(256)	(298)
Steepeners
Short end	-100	—	1,135	536
Long end	—	+100	203	168

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years.

Beyond what is already implied in the forward curve, we are modestly exposed to rising rates primarily due to the addition of the liability sensitive MBNA balance sheet and an increase in the net receive-fixed swap position. Conversely, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of our cash and derivative positions. During the three months ended March 31, 2006 and 2005, we purchased securities of $26.5 billion and $74.6 billion, sold $7.0 billion and $38.5 billion, and had maturities and received paydowns of $5.4 billion and $10.2 billion. During the quarter, we continuously monitored our interest rate risk position and effected changes in the securities portfolio in order to manage prepayment risk and interest rate risk. Through sales in the securities portfolio, we realized $14 million and $659 million in Gains on Sales of Debt Securities during the three months ended March 31, 2006 and 2005. The decrease was primarily due to the absence of gains realized on mortgage-backed securities and corporate bonds. During the quarter, interest rates rose, resulting in a decline in fair market value of the company’s available-for-sale securities. This change in fair market value is recorded as a period loss, after tax, through Accumulated Other Comprehensive Income (Loss). For further information, see Note 11 to the Consolidated Financial Statements.

Residential Mortgage Portfolio

During the three months ended March 31, 2006 and 2005, we purchased $4.3 billion and $5.6 billion of residential mortgages related to ALM activities. Additionally, we received paydowns of $5.5 billion and $8.7 billion for the three months ended March 31, 2006 and 2005.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to mitigate our risk. We use derivatives to hedge the changes in cash flows or market values of our balance sheet. See Note 4 of the Consolidated Financial Statements for additional information on our hedging activities.

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures, and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 31 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at March 31, 2006 and December 31, 2005.

The changes in our swap and option positions reflect actions taken associated with interest rate risk management. Also, during the quarter we terminated certain economic hedges that did not qualify for SFAS 133 hedge accounting treatment. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our net receive fixed swap position (including foreign exchange contracts) increased $18.5 billion to $41.3 billion at March 31, 2006 compared to December 31, 2005. The notional amount of our net option position decreased $5.0 billion to $52.2 billion at March 31, 2006 compared to December 31, 2005. The vast majority of the decrease in the option notional amount was related to terminations of short duration options which were hedging short-term repricing risk of our liabilities.

Included in the futures and forward rate contract amounts are $6.3 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at March 31, 2006 settling from April 2006 to May 2006 with an average yield of 5.50 percent and $35.0 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at December 31, 2005 that settled from January 2006 to April 2006 with an average yield of 5.46 percent.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 hedges and those used as economic hedges that do not qualify for SFAS 133 hedge accounting treatment. The fair value of net ALM contracts decreased from a loss of $386 million at December 31, 2005 to a loss of $686 million at March 31, 2006. The decrease was attributable to declines in the values of foreign exchange contracts and interest rate swaps partially offset by increases in the values of basis swaps, option products and futures and forward contracts. The decrease in the value of interest rate swaps and foreign exchange contracts was due primarily to increases in market interest rates. The increase in the value of basis swaps was due primarily to the strengthening of most foreign currencies against the U.S. dollar during the quarter. The increase in the value of options was due to increases in market interest rates.

Table 31

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2006

		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2006	2007	2008	2009	2010	Thereafter
Receive fixed interest rate swaps (1)	$(2,841)								3.63
Notional amount		$112,256	$3,115	$17,995	$13,727	$32,231	$5,793	$39,395
Weighted average fixed rate		4.73%	5.31%	4.97%	4.62%	4.50%	4.40%	4.86%
Pay fixed interest rate swaps (1)	771								3.39
Notional amount		$89,677	$5,100	$55,925	$7,192	$—	$—	$21,460
Weighted average fixed rate		4.63%	3.23%	4.46%	4.37%	—%	—%	5.45%
Basis swaps (2)	(49)
Notional amount		$23,995	$478	$174	$1,835	$2,745	$4,942	$13,821
Option products (3)	1,673
Notional amount (4)		52,246	—	—	52,246	—	—	—
Foreign exchange contracts (5)	(105)
Notional amount		18,722	428	51	1,264	2,941	3,531	10,507
Futures and forward rate contracts (6)	(135)
Notional amount (4)		47,299	47,209	—	—	—	36	54

Net ALM contracts	$(686)

December 31, 2005

		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2006	2007	2008	2009	2010	Thereafter
Receive fixed interest rate swaps (1)	$(1,390)								4.17
Notional amount		$108,985	$4,337	$13,080	$6,144	$39,107	$10,387	$35,930
Weighted average fixed rate		4.62%	4.75%	4.66%	4.02%	4.51%	4.43%	4.77%
Pay fixed interest rate swaps (1)	(408)								3.85
Notional amount		$102,281	$5,100	$55,925	$10,152	$—	$—	$31,104
Weighted average fixed rate		4.61%	3.23%	4.46%	4.24%	—%	—%	5.21%
Basis swaps (2)	(644)
Notional amount		$17,806	$514	$174	$884	$2,839	$3,094	$10,301
Option products (3)	1,349
Notional amount (4)		57,246	—	—	57,246	—	—	—
Foreign exchange contracts (5)	909
Notional amount		16,061	1,335	51	1,436	1,826	3,485	7,928
Futures and forward rate contracts (6)	(202)
Notional amount (4)		34,716	34,716	—	—	—	—	—

Net ALM contracts	$(386)

(1)	At March 31, 2006, $37.8 billion of the receive fixed swap notional and $7.9 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2005, $46.6 billion of the receive fixed swap notional and $41.9 billion of the pay fixed swap notional represented forward starting that will not be effective until their respective contractual start dates.
(3)	Option products include caps, floors, swaptions and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(4)	Reflects the net of long and short positions.
(5)	Foreign exchange contracts include foreign-denominated receive fixed interest rate swaps and cross-currency receive fixed interest rate swaps.
(6)	Futures and forward rate contracts include Eurodollar futures, U.S. Treasury futures and forward purchase and sale contracts. Included are $40.0 billion Eurodollar futures, $6.3 billion of forward purchase contracts of mortgage-backed securities and $1.0 billion in foreign currency forward contracts at March 31, 2006. At December 31, 2005, the forward purchase contracts amounted to $34.7 billion.

The Corporation uses interest rate and foreign exchange rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and closed derivative instruments recorded in Accumulated OCI net-of-tax at March 31, 2006 was $(3.8) billion. These net losses are expected to be reclassified into earnings in the same period when the hedged item affects earnings and will decrease income or increase expense on the respective hedged items. Assuming no change in open cash flow derivative hedge positions and no changes to interest and foreign exchange rates beyond what is implied in forward yield curves at March 31, 2006, the net losses are expected to be reclassified into earnings as follows: six percent within the next year, 59 percent within five years, 84 percent within 10 years, with the remaining 16 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 of the Consolidated Financial Statements.

The amount included in Accumulated OCI for terminated derivative contracts were losses of $2.5 billion, net-of-tax, at both March 31, 2006 and December 31, 2005. This amount remained consistent due to offsetting gains and losses deferred during the current quarter combined with amortization of previously deferred amounts.

Mortgage Banking Risk Management

Interest rate lock commitments (IRLCs) on loans intended to be sold are subject to interest rate risk between the date of the IRLC and the date the loan is funded. Loans held-for-sale are subject to interest rate risk from the date of funding until the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used either as an economic hedge of IRLCs and loans held-for-sale, or designated as a cash flow hedge of loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At March 31, 2006, the notional amount of derivatives hedging the IRLCs and loans held-for-sale was $25.4 billion. The related net-of-tax unrealized gain on the derivatives designated as cash flow hedges included in Accumulated OCI at March 31, 2006 was $5 million. The notional amount of the IRLCs adjusted for fallout in the pipeline at March 31, 2006 was $4.5 billion. The amount of loans held-for-sale at March 31, 2006 was $7.1 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are an intangible asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We designate certain derivatives such as purchased options and interest rate swaps as economic hedges of MSRs. At March 31, 2006, the amount of MSRs identified as being hedged by derivatives was approximately $2.9 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at March 31, 2006 was $34.6 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in the fair values of the MSRs that are hedged by these derivative contracts. During the three months ended March 31, 2006, the change in value attributed to economically hedged MSRs was $280 million, offset by derivative hedge losses of $258 million.

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

At the line of business level, the Line of Business Risk Executives are responsible for monitoring adherence to corporate practices and oversight of all operational risks in the line of business they support. Operational and compliance risk management, working in conjunction with senior line of business executives, have developed key tools to help manage, monitor and summarize operational risk. One tool the businesses and executive management utilize is a corporate-wide self-assessment process, which helps to identify and evaluate the status of risk issues, including mitigation plans, if appropriate. Its goal is to continuously assess changing market and business conditions and evaluate all operational risks impacting the line of business. The self-assessment process assists in identifying emerging operational risk issues and determining at the line of business or corporate level how they should be managed. In addition to information gathered from the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level.

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

Complex Accounting Estimates

Our significant accounting principles as described in Note 1 of the Corporation’s 2005 Annual Report on Form 10-K are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 74 through 77 of the Corporation’s 2005 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management beginning on page 80 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. Other Information

Item 1. Legal Proceedings	See Note 10 of the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the Current Reports on Form 8-K filed since December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds	See Note 11 for information on the monthly share repurchase activity for the three months ended March 31, 2006 and 2005, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 6. Exhibits	Exhibit 11	–	Earnings Per Share Computation - included in Note 11 of the Consolidated Financial Statements

	Exhibit 12	–	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

	Exhibit 31(a)	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31(b)	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32(a)	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

	Exhibit 32(b)	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: May 9, 2006	/s/ Neil A. Cotty
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