Form 10-Q
period 2006-06-30
BANK OF AMERICA CORP /DE/
filed 2006-08-08
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

On July 31, 2006, there were 4,525,878,588 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2006 Form 10-Q

Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2006	2005	2006	2005

Interest income
Interest and fees on loans and leases	$11,804	$8,294	$22,931	$16,374
Interest and dividends on securities	3,121	2,796	6,135	5,329
Federal funds sold and securities purchased under agreements to resell	1,900	1,249	3,609	2,153
Trading account assets	1,627	1,426	3,175	2,608
Other interest income	845	502	1,572	939

Total interest income	19,297	14,267	37,422	27,403

Interest expense
Deposits	3,508	2,363	6,515	4,545
Short-term borrowings	4,842	2,582	9,151	4,570
Trading account liabilities	596	611	1,113	1,038
Long-term debt	1,721	1,074	3,237	2,107

Total interest expense	10,667	6,630	20,016	12,260

Net interest income	8,630	7,637	17,406	15,143

Noninterest income
Service charges	2,077	1,920	3,978	3,697
Investment and brokerage services	1,146	1,049	2,249	2,062
Mortgage banking income	89	189	226	410
Investment banking income	612	431	1,113	797
Equity investment gains	646	492	1,306	891
Card income	3,662	1,437	7,093	2,726
Trading account profits	915	222	1,975	907
Other income	451	1,215	559	1,497

Total noninterest income	9,598	6,955	18,499	12,987

Total revenue	18,228	14,592	35,905	28,130

Provision for credit losses	1,005	875	2,275	1,455

Gains (losses) on sales of debt securities	(9)	325	5	984

Noninterest expense
Personnel	4,480	3,671	9,293	7,372
Occupancy	703	615	1,404	1,251
Equipment	316	297	660	594
Marketing	551	346	1,126	683
Professional fees	233	216	451	393
Amortization of intangibles	441	204	881	412
Data processing	409	368	819	732
Telecommunications	228	196	448	402
Other general operating	1,162	985	2,267	2,004
Merger and restructuring charges	194	121	292	233

Total noninterest expense	8,717	7,019	17,641	14,076

Income before income taxes	8,497	7,023	15,994	13,583
Income tax expense	3,022	2,366	5,533	4,533

Net income	$5,475	$4,657	$10,461	$9,050

Net income available to common shareholders	$5,471	$4,653	$10,452	$9,041

Per common share information
Earnings	$1.21	$1.16	$2.29	$2.25

Diluted earnings	$1.19	$1.14	$2.25	$2.21

Dividends paid	$0.50	$0.45	$1.00	$0.90

Average common shares issued and outstanding (in thousands)	4,534,627	4,005,356	4,572,013	4,019,089

Average diluted common shares issued and outstanding (in thousands)	4,601,169	4,065,355	4,636,959	4,081,921

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet

(Dollars in millions)	June 30 2006	December 31 2005

Assets
Cash and cash equivalents	$34,545	$36,999
Time deposits placed and other short-term investments	14,652	12,800
Federal funds sold and securities purchased under agreements to resell (includes $136,626 and $148,299 pledged as collateral)	136,645	149,785
Trading account assets (includes $95,049 and $68,223 pledged as collateral)	134,708	131,707
Derivative assets	25,526	23,712
Securities:
Available-for-sale (includes $109,180 and $116,659 pledged as collateral)	235,785	221,556
Held-to-maturity, at cost (market value - $61 and $47)	61	47

Total securities	235,846	221,603

Loans and leases	667,953	573,791
Allowance for loan and lease losses	(9,080)	(8,045)

Loans and leases, net of allowance	658,873	565,746

Premises and equipment, net	9,334	7,786
Mortgage servicing rights (includes $3,083 measured at fair value at June 30, 2006)	3,231	2,806
Goodwill	66,095	45,354
Intangible assets	10,338	3,194
Other assets	115,400	90,311

Total assets	$1,445,193	$1,291,803

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$177,209	$179,571
Interest-bearing	410,940	384,155
Deposits in foreign offices:
Noninterest-bearing	6,765	7,165
Interest-bearing	81,951	63,779

Total deposits	676,865	634,670

Federal funds purchased and securities sold under agreements to repurchase	259,108	240,655
Trading account liabilities	57,486	50,890
Derivative liabilities	18,633	15,000
Commercial paper and other short-term borrowings	136,886	116,269
Accrued expenses and other liabilities (includes $395 and $395 of reserve for unfunded lending commitments)	39,318	31,938
Long-term debt	129,056	100,848

Total liabilities	1,317,352	1,190,270

Commitments and contingencies (Notes 8 and 10)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,527,940,943 and 3,999,688,491 shares	65,822	41,693
Retained earnings	73,393	67,552
Accumulated other comprehensive income (loss)	(10,973)	(7,556)
Other	(672)	(427)

Total shareholders’ equity	127,841	101,533

Total liabilities and shareholders’ equity	$1,445,193	$1,291,803

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2004	$271	4,046,546	$44,236	$58,773	$(2,764)	$(281)	$100,235

Net income				9,050			9,050	$9,050
Net unrealized gains on available-for-sale debt and marketable equity securities					584		584	584
Net unrealized gains on foreign currency translation adjustments					30		30	30
Net losses on derivatives					(2,873)		(2,873)	(2,873)

Cash dividends paid:

Common				(3,640)			(3,640)

Preferred				(9)			(9)
Common stock issued under employee plans and related tax benefits		53,672	2,090			(292)	1,798
Common stock repurchased		(83,514)	(3,819)				(3,819)
Other				(20)		(1)	(21)

Balance, June 30, 2005	$271	4,016,704	$42,507	$64,154	$(5,023)	$(574)	$101,335	$6,791

Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533
Net income				10,461			10,461	$10,461
Net unrealized losses on available-for-sale debt and marketable equity securities					(4,373)		(4,373)	(4,373)
Net unrealized gains on foreign currency translation adjustments					90		90	90
Net gains on derivatives					866		866	866
Cash dividends paid:

Common				(4,611)			(4,611)

Preferred				(9)			(9)
Common stock issued under employee plans and related tax benefits		68,608	2,818			(245)	2,573
Stock issued in acquisition (2)		631,145	29,377				29,377

Common stock repurchased		(171,500)	(8,066)				(8,066)

Balance, June 30, 2006	$271	4,527,941	$65,822	$73,393	$(10,973)	$(672)	$127,841	$7,044

(1)	At June 30, 2006 and December 31, 2005, Accumulated Other Comprehensive Income (Loss) (OCI) includes Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $(7,351) million and $(2,978) million; Net Gains (Losses) on Derivatives of $(3,472) million and $(4,338) million; Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $(32) million and $(122) million; and Other of $(118) million and $(118) million. Amounts shown are net of tax. For additional information on Accumulated OCI, see Note 11 of the Consolidated Financial Statements.
(2)	Includes the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million that were exchanged for the Corporation’s options as part of the MBNA merger.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2006	2005
Operating activities
Net income	$10,461	$9,050
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,275	1,455
Gains on sales of debt securities	(5)	(984)
Depreciation and premises improvements amortization	557	478
Amortization of intangibles	881	412
Deferred income tax expense	503	425
Net (increase) decrease in trading and derivative instruments	9,670	(6,897)
Net increase in other assets	(14,912)	(299)
Net increase (decrease) in accrued expenses and other liabilities	4,320	(5,869)
Stock-based compensation expense	683	403
Other operating activities, net	(4,403)	(5,557)

Net cash provided by (used in) operating activities	10,030	(7,383)

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	(824)	2,679
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	13,140	(57,927)
Proceeds from sales of available-for-sale securities	7,341	132,006
Proceeds from maturities of available-for-sale securities	11,616	21,808
Purchases of available-for-sale securities	(34,795)	(190,755)
Proceeds from maturities of held-to-maturity securities	—	156
Proceeds from sales of loans and leases	12,111	11,944
Other changes in loans and leases, net	(71,238)	(21,297)
Net purchases of premises and equipment	(206)	(563)
Proceeds from sales of foreclosed properties	71	58
Net cash paid for business acquisitions	(3,519)	—
Other investing activities, net	(516)	306

Net cash used in investing activities	(66,819)	(101,585)

Financing activities
Net increase in deposits	13,437	16,847
Net increase in federal funds purchased and securities sold under agreements to repurchase	17,668	87,969
Net increase in commercial paper and other short-term borrowings	18,669	15,165
Proceeds from issuance of long-term debt	21,886	7,806
Retirement of long-term debt	(6,744)	(7,714)
Proceeds from issuance of common stock	1,734	1,524
Common stock repurchased	(8,066)	(3,819)
Cash dividends paid	(4,620)	(3,649)
Excess tax benefits of share-based payments	203	—
Other financing activities, net	111	(58)

Net cash provided by financing activities	54,278	114,071

Effect of exchange rate changes on cash and cash equivalents	57	(104)

Net increase (decrease) in cash and cash equivalents	(2,454)	4,999
Cash and cash equivalents at January 1	36,999	28,936

Cash and cash equivalents at June 30	$34,545	$33,935

The fair values of noncash assets acquired and liabilities assumed in the MBNA merger were $83.5 billion and $50.6 billion.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion were issued in connection with the MBNA merger.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At June 30, 2006, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), Bank of America, N.A. (USA), and FIA Card Services, N.A. Effective June 10, 2006, MBNA America Bank N.A. was renamed FIA Card Services, N.A.

On January 1, 2006, the Corporation acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA). The MBNA merger was accounted for under the purchase method of accounting. Consequently, MBNA’s results of operations were included in the Corporation’s results beginning as of January 1, 2006.

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

Certain historical financial statements and other selected financial data were restated to comply with the accounting treatment for certain derivative transactions under the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133). For additional information on this restatement, see Note 1 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

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

Recently Issued or Proposed Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. FSP 13-2 is effective as of January 1, 2007 and requires that the cumulative effect of adoption be reflected as an adjustment to the beginning balance of Retained Earnings in the period of adoption with a corresponding offset decreasing the net investment in leveraged leases. Management currently estimates that the adoption of FSP 13-2 will result in an adjustment increasing Goodwill by approximately $400 million for leveraged leases acquired as part of the FleetBoston Merger and a charge of approximately $350 million to Retained Earnings as of January 1, 2007.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Corporation will adopt FIN 48 on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of Retained Earnings. Management is currently evaluating the effect of FIN 48 on the Corporation.

On March 31, 2006, the FASB issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The exposure draft requires the recognition of a plan’s over-funded or under-funded status as an asset or liability and an adjustment to Accumulated OCI. Additionally, the exposure draft requires determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, and prior service costs and credits, as a component of Accumulated OCI. A final standard is expected to be issued during the second half of 2006 and is expected to be effective December 31, 2006. If the provisions in this exposure draft had been applied as of December 31, 2005, Shareholders’ Equity would have been reduced by approximately $2.9 billion before tax and approximately $1.9 billion after tax. For additional information on the Corporation’s pension and postretirement plans, see Note 16 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

On March 17, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Income. The Corporation elected to early adopt the standard and to account for consumer MSRs using the fair value measurement method on January 1, 2006. Commercial related MSRs continue to be accounted for using the amortization method (i.e., lower of cost or market). The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial condition. For additional information on MSRs, see Note 7 of the Consolidated Financial Statements.

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

Effective January 1, 2006, the Corporation adopted SFAS No. 123 (revised 2004), “Share-based Payment” (SFAS 123R). Previously, the Corporation accounted for stock-based employee compensation under the fair value-based method of accounting. For additional information on stock-based employee compensation, see Note 13 of the Consolidated Financial Statements.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

NOTE 2 – MBNA Merger and Restructuring Activity

The Corporation acquired 100 percent of the outstanding stock of MBNA on January 1, 2006 under the terms of the MBNA merger agreement. As a result, 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. Prior to the MBNA merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. The MBNA merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations and sell these credit cards through its delivery channels (including the retail branch network). MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

The MBNA merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA merger date as summarized below. This allocation is based on management’s current estimation and could change as the fair value calculations are finalized and more information becomes available.

MBNA Purchase Price Allocation (In millions, except per share amounts)
Purchase price
Purchase price per share of the Corporation’s common stock (1)	$45.856
Exchange ratio	0.5009

Purchase price per share of the Corporation’s common stock exchanged	$22.969
Cash portion of the MBNA merger consideration	4.125

Implied value of one share of MBNA common stock	27.094
MBNA common stock exchanged	1,260

Total value of the Corporation’s common stock and cash exchanged		$34,139
Fair value of outstanding stock options and direct acquisition costs		467

Total purchase price		$34,606

Allocation of the purchase price
MBNA stockholders’ equity		$13,410
MBNA goodwill and other intangible assets		(3,564)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases		(292)
Premises and equipment		(550)
Identified intangibles (2)		7,886
Other assets		(840)
Deposits		(97)
Exit and termination liabilities		(368)
Other personnel-related liabilities		(685)
Other liabilities and deferred income taxes		(585)
Long-term debt		(409)

Estimated fair value of net assets acquired		13,906

Estimated goodwill resulting from the MBNA merger (3)		$20,700

(1)	The value of the shares of common stock exchanged with MBNA shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, June 30, 2005, the date of the MBNA merger announcement.
(2)	Includes purchased credit card relationships of $5,698 million, affinity relationships of $1,641 million, core deposit intangibles of $214 million, and other intangibles of $333 million. The amortization life for core deposit intangibles is 10 years, and purchased credit card relationships and affinity relationships are 15 years and are amortized on an accelerated basis.
(3)	No Goodwill is expected to be deductible for tax purposes. Substantially all Goodwill was allocated to Global Consumer and Small Business Banking.

As a result of the MBNA merger, the Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. These loans were accounted for in accordance with American Institute of Certified Public Accountants Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which requires that purchased impaired loans be recorded at fair value at the time of acquisition. The purchase accounting adjustment to reduce impaired loans to fair value results in an increase in Goodwill. In addition, an adjustment was made to the Allowance for Loan and Lease Losses for those impaired loans resulting in a decrease in Goodwill. The outstanding balance and fair value of such loans was approximately $1.3 billion and $940 million as of the merger date. At June 30, 2006, the outstanding balance of such loans was approximately $297 million.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the MBNA merger taken place at January 1, 2005.

	Pro Forma
	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2005
Net interest income	$8,437	$16,778
Noninterest income	8,834	16,609
Total revenue	17,271	33,387
Provision for credit losses	1,064	1,946
Gains on sales of debt securities	325	984
Merger and restructuring charges	136	1,016
Other noninterest expense	8,388	16,787
Income before income taxes	8,008	14,622
Net income	5,280	9,717

Merger and Restructuring Charges in the above table includes a nonrecurring restructuring charge related to legacy MBNA of $15 million and $783 million for the three and six months ended June 30, 2005. Pro forma Earnings per Common Share and Diluted Earnings per Common Share were $1.14 and $1.12 for the three months ended June 30, 2005, and $2.08 and $2.05 for the six months ended June 30, 2005.

Merger and Restructuring Charges

Merger and Restructuring Charges are recorded in the Consolidated Statement of Income, and include incremental costs to integrate the operations of the Corporation and MBNA. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges. For a discussion of the prior year Merger and Restructuring Charges related to FleetBoston Financial Corporation, see Note 2 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2006
Severance and employee-related charges	$20	$33
Systems integrations and related charges	132	180
Other	42	79

Total merger and restructuring charges	$194	$292

Exit Costs and Restructuring Reserves

On January 1, 2006, liabilities of $468 million for MBNA’s exit and termination costs were recorded as purchase accounting adjustments resulting in an increase in Goodwill. Included in the $468 million were $409 million for severance, relocation and other employee-related expenses and $59 million for contract terminations. During the three months ended June 30, 2006, a reduction of $100 million to the exit cost reserves was recorded to reflect the impact of updated integration plans, including site consolidations. The reductions were related to severance, relocation and other employee-related expenses. In addition, cash payments of $45 million and $67 million were charged against this liability during the three and six months ended June 30, 2006, including $35 million and $37 million of severance, relocation and other employee-related costs, and $10 million and $30 million of contract terminations reducing the balance in the liability to $301 million at June 30, 2006.

Restructuring reserves were established for legacy Bank of America associate severance, other employee-related expenses, and contract terminations. During the three and six months ended June 30, 2006, $20 million and $33 million was recorded to the restructuring reserves related to associate severance and other employee-related expenses, and another $20 million and $41 million for contract terminations. During the three months ended June 30, 2006, cash payments of $4 million for severance and other employee-related costs reduced this liability. The net impact of these items increased the balance from $34 million at March 31, 2006 to $70 million at June 30, 2006.

Payments under exit costs and restructuring reserves associated with the MBNA merger are expected to be substantially complete by the end of 2007. The following table presents the changes in Exit Costs and Restructuring Reserves for the six months ended June 30, 2006.

(Dollars in millions)	Exit Cost Reserves(1)	Restructuring Reserves(2)
Balance, January 1, 2006	$—	$—
MBNA exit costs	468	—
Restructuring charges	—	34
Cash payments	(22)	—

Balance, March 31, 2006	446	34
MBNA exit costs	(100)	—
Restructuring charges	—	40
Cash payments	(45)	(4)

Balance, June 30, 2006	$301	$70

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.
(2)	Restructuring reserves were established by a charge to income.

NOTE 3 - Trading Account Assets and Liabilities

The Corporation engages in a variety of trading-related activities that are either for clients or its own account.

The following table presents the fair values of the components of Trading Account Assets and Liabilities at June 30, 2006 and December 31, 2005.

(Dollars in millions)	June 30 2006	December 31 2005
Trading account assets
Corporate securities, trading loans and other	$44,287	$46,554
U.S. government and agency securities (1)	32,086	31,091
Equity securities	31,121	31,029
Mortgage trading loans and asset-backed securities	12,513	12,290
Foreign sovereign debt	14,701	10,743

Total	$134,708	$131,707

Trading account liabilities
U.S. government and agency securities (2)	$18,190	$23,179
Equity securities	18,896	11,371
Foreign sovereign debt	10,312	8,915
Corporate securities and other	10,088	7,425

Total	$57,486	$50,890

(1)	Includes $23.8 billion at June 30, 2006 and $22.1 billion at December 31, 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.
(2)	Includes $1.1 billion at June 30, 2006 and $1.4 billion at December 31, 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

NOTE 4 - Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. Non-hedging derivatives held for trading purposes are included in Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits. Other non-hedging derivatives that are considered economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in Derivative Assets or Derivative Liabilities with changes in fair value recorded in Mortgage Banking Income or Other Income on the Consolidated Statement of Income. A detailed discussion of derivative trading activities and Asset and Liability Management (ALM) activities are presented in Note 5 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

The following table presents the contract/notional amounts and credit risk amounts at June 30, 2006 and December 31, 2005 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At June 30, 2006 and December 31, 2005, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $10.9 billion and $9.3 billion. In addition, at June 30, 2006 and December 31, 2005, the cash collateral placed against Derivative Liabilities was $10.7 billion and $7.6 billion.

	June 30, 2006		December 31, 2005
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$16,732,275	$13,444	$14,401,577	$11,085
Futures and forwards	2,065,411	130	2,113,717	—
Written options	1,271,293	—	900,036	—
Purchased options	1,186,715	2,968	869,471	3,345
Foreign exchange contracts
Swaps	389,201	4,646	333,487	3,735
Spot, futures and forwards	1,242,271	2,785	944,321	2,481
Written options	403,992	—	214,668	—
Purchased options	434,367	1,909	229,049	1,214
Equity contracts
Swaps	31,440	721	28,287	548
Futures and forwards	13,060	24	6,479	44
Written options	104,657	—	69,048	—
Purchased options	103,223	7,230	57,693	6,729
Commodity contracts
Swaps	4,868	1,586	8,809	2,475
Futures and forwards	7,702	1	5,533	—
Written options	7,031	—	7,854	—
Purchased options	2,823	327	3,673	546
Credit derivatives (1)	986,472	651	722,190	766

Credit risk before cash collateral		36,422		32,968
Less: Cash collateral applied		10,896		9,256

Total derivative assets (2)		$25,526		$23,712

(1)	The December 31, 2005 notional amount has been restated to conform with new regulatory guidance, which defined the notional as the contractual loss protection for structured basket transactions.
(2)	Includes long and short derivative positions.

The average fair value of Derivative Assets for the three months ended June 30, 2006 and December 31, 2005 was $26.1 billion and $25.2 billion. The average fair value of Derivative Liabilities for the three months ended June 30, 2006 and December 31, 2005 was $18.2 billion and $16.9 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $300 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings (1)	$18	$40	$(1)	$45
Net gain (loss) excluded from assessment of effectiveness (2)	—	(4)	—	2
Cash flow hedges
Hedge ineffectiveness recognized in earnings (3)	4	(13)	3	(15)
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within Accumulated OCI	(212)	32	(202)	79

(1)	Included $18 million and $(1) million recorded in Net Interest Income in the Consolidated Statement of Income for the three and six months ended June 30, 2006. Included $46 million and $51 million recorded in Mortgage Banking Income for the three and six months ended June 30, 2005. Included $(6) million and $(6) million recorded in Equity Investment Gains for the three and six months ended June 30, 2005.
(2)	Amounts are recorded in Mortgage Banking Income in the Consolidated Statement of Income for the three and six months ended June 30, 2005.
(3)	Included $3 million and $(5) million recorded in Net Interest Income and $1 million and $(8) million recorded in Mortgage Banking Income in the Consolidated Statement of Income for the three months ended June 30, 2006 and 2005. Included $2 million and $(1) million recorded in Net Interest Income and $1 million and $(14) million recorded in Mortgage Banking Income in the Consolidated Statement of Income for the six months ended June 30, 2006 and 2005.

NOTE 5 - Outstanding Loans and Leases

Outstanding loans and leases at June 30, 2006 and December 31, 2005 were:

(Dollars in millions)	June 30 2006	December 31 2005
Consumer
Residential mortgage	$222,803	$182,596
Credit card – domestic	62,990	58,548
Credit card – foreign	8,576	—
Home equity lines	68,856	62,098
Direct/Indirect consumer	59,281	45,490
Other consumer (1)	10,846	6,725

Total consumer	433,352	355,457

Commercial
Commercial – domestic	149,871	140,533
Commercial real estate (2)	37,262	35,766
Commercial lease financing	20,974	20,705
Commercial – foreign	26,494	21,330

Total commercial	234,601	218,334

Total	$667,953	$573,791

(1)	Includes foreign consumer of $7.9 billion and $3.8 billion, and consumer finance of $3.0 billion and $2.8 billion at June 30, 2006 and December 31, 2005.
(2)	Includes domestic commercial real estate loans of $36.5 billion and $35.2 billion, and foreign commercial real estate loans of $789 million and $585 million at June 30, 2006 and December 31, 2005.

The following table presents the recorded loan amounts, without consideration for the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at June 30, 2006 and December 31, 2005. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

(Dollars in millions)	June 30 2006	December 31 2005
Commercial – domestic	$618	$613
Commercial real estate	59	49
Commercial – foreign	54	34

Total impaired loans	$731	$696

At June 30, 2006 and December 31, 2005, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $1.6 billion and $1.5 billion. In addition, included in Other Assets were nonperforming loans held-for-sale of $114 million and $69 million at June 30, 2006 and December 31, 2005.

NOTE 6 - Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Allowance for loan and lease losses, beginning of period	$9,067	$8,313	$8,045	$8,626
MBNA balance, January 1, 2006	—	—	577	—
Loans and leases charged off	(1,407)	(1,222)	(2,524)	(2,380)
Recoveries of loans and leases previously charged off	384	342	679	611

Net charge-offs	(1,023)	(880)	(1,845)	(1,769)

Provision for loan and lease losses	1,005	886	2,275	1,474
Other	31	—	28	(12)

Allowance for loan and lease losses, June 30	9,080	8,319	9,080	8,319

Reserve for unfunded lending commitments, beginning of period	395	394	395	402
Provision for unfunded lending commitments	—	(11)	—	(19)

Reserve for unfunded lending commitments, June 30	395	383	395	383

Total allowance for credit losses	$9,475	$8,702	$9,475	$8,702

NOTE 7 – Mortgage Servicing Rights

Effective January 1, 2006, the Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income. The Corporation economically hedges these MSRs with certain derivatives such as purchased options and interest rate swaps. Prior to January 1, 2006, MSRs were accounted for on a lower of cost or market basis and hedged with derivatives that qualified for SFAS 133 hedge accounting.

The following table presents activity for consumer-related MSRs for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Balance, beginning of period	$2,925	$2,547	$2,673	$2,358
Additions	133	221	276	386
Impact of customer payments	(167)	—	(338)	—
Amortization	—	(149)	—	(293)
Other changes in MSR market value (1)	192	—	472	—
Valuation adjustment of MSRs (2)	—	(386)	—	(218)

Balance, June 30 (3)	$3,083	$2,233	$3,083	$2,233

(1)	Reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates and the passage of time.
(2)	For the three and six months ended June 30, 2005, includes $(354) million and $(204) million related to change in value attributed to SFAS 133 hedged MSRs, and $(32) million and $(14) million of impairment charges.
(3)	Net of impairment allowance of $258 million at June 30, 2005.

The key economic assumptions used in valuations of MSRs included modeled prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial MSRs were $148 million at both June 30, 2006 and December 31, 2005 and are not included in the table above.

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

As a result of the MBNA merger, the Corporation acquired interests in credit card, other consumer, and commercial loan securitization vehicles. These acquired interests include interest-only strips, subordinated tranches, cash reserve accounts, and subordinated accrued interest receivable. Changes in the fair value of the interest-only strips are recorded in Card Income. Their aggregate debt securities outstanding as of January 1, 2006, the date of acquisition, were $81.6 billion in credit card, $5.6 billion in other consumer, and $1.5 billion in commercial.

Key economic assumptions used in measuring the fair value of certain interests that continue to be held by the Corporation (included in Other Assets) in credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

(Dollars in millions)	June 30 2006	December 31 2005
Carrying amount of residual interests (at fair value) (1)	$2,522	$203
Balance of unamortized securitized loans	90,564	2,237
Weighted average life to call or maturity (in years)	0.3	0.5
Revolving structures - payment rate	12.0-19.0%	12.1%
Impact on fair value of 100 bps favorable change	$22	$2
Impact on fair value of 200 bps favorable change	49	3
Impact on fair value of 100 bps adverse change	(20)	(2)
Impact on fair value of 200 bps adverse change	(40)	(3)
Expected credit losses (annual rate)	3.4-5.1%	4.0-4.3%
Impact on fair value of 10% favorable change	$65	$3
Impact on fair value of 25% favorable change	184	8
Impact on fair value of 10% adverse change	(66)	(3)
Impact on fair value of 25% adverse change	(166)	(8)
Residual cash flows discount rate (annual rate)	12.0-12.5%	12.0%
Impact on fair value of 100 bps favorable change	$7	$—
Impact on fair value of 200 bps favorable change	10	—
Impact on fair value of 100 bps adverse change	(11)	—
Impact on fair value of 200 bps adverse change	(21)	—

(1)	Residual interests include interest-only strips, one or more subordinated tranches, accrued interest receivable, and in some cases, a cash reserve account.

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $40.2 billion and $79.3 billion for the three and six months ended June 30, 2006, and $1.2 billion and $3.2 billion for the three and six months ended June 30 2005. Contractual credit card servicing fee income totaled $448 million and $888 million for the three and six months ended June 30, 2006, and $29 million and $63 million for the three and six months ended June 30, 2005. Other cash flows received on interests that continued to be held by the Corporation were $1.6 billion and $3.4 billion for the three and six months ended June 30, 2006, and $45 million and $120 million for the three and six months ended June 30, 2005, for credit card securitizations.

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

Portfolio balances, delinquency and historical loss amounts of the managed loans and leases portfolio as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005 were as follows:

	June 30, 2006			December 31, 2005 (1)
(Dollars in millions)	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Non-performing Loans and Leases	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Non-performing Loans and Leases
Residential mortgage (2)	$227,997	$32	$537	$188,502	$—	$570
Credit card - domestic	137,588	3,188	—	60,785	1,217	—
Credit card - foreign	24,542	557	—	—	—	—
Home equity lines	69,229	—	136	62,553	3	117
Direct/Indirect consumer	68,099	364	35	49,486	75	37
Other consumer	10,846	39	99	6,725	15	61

Total consumer	538,301	4,180	807	368,051	1,310	785

Commercial - domestic	153,008	202	606	142,437	117	581
Commercial real estate	37,262	9	59	35,766	4	49
Commercial lease financing	20,974	21	43	20,705	15	62
Commercial - foreign	26,494	12	54	21,330	32	34

Total commercial	237,738	244	762	220,238	168	726

Total managed loans and leases	776,039	4,424	1,569	588,289	1,478	1,511

Managed loans in securitizations	(108,086)	(1,991)	(2)	(14,498)	(23)	—

Total held loans and leases	$667,953	$2,433	$1,567	$573,791	$1,455	$1,511

(1)	The amounts for December 31, 2005 have been restated to include certain mortgage and auto securitizations as these are now included in the Corporation’s definition of managed loans and leases.
(2)	Accruing loans and leases past due 90 days or more represent residential mortgage loans related to repurchases pursuant to our servicing agreements with Government National Mortgage Association mortgage pools whose repayments are insured by Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005 (1)
(Dollars in millions)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio(2)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio(2)
Residential mortgage	$202,552	$14	0.03%	$170,619	$11	0.03%
Credit card - domestic	137,315	1,227	3.58	58,537	909	6.23
Credit card - foreign	24,002	247	4.13	—	—	—
Home equity lines	67,590	12	0.07	55,537	9	0.07
Direct/Indirect consumer	65,975	184	1.12	44,552	46	0.43
Other consumer	10,804	75	2.80	6,968	43	2.48

Total consumer	508,238	1,759	1.39	336,213	1,018	1.23

Commercial - domestic	151,794	63	0.17	127,277	(7)	(0.02)
Commercial real estate	36,749	1	—	33,484	1	0.01
Commercial lease financing	20,896	(17)	(0.33)	20,446	9	0.19
Commercial - foreign	24,345	5	0.08	17,780	(6)	(0.15)

Total commercial	233,784	52	0.09	198,987	(3)	(0.01)

Total managed loans and leases	742,022	1,811	0.98%	535,200	1,015	0.77%

Managed loans in securitizations	(106,373)	(788)		(14,785)	(135)

Total held loans and leases	$635,649	$1,023		$520,415	$880

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005 (1)
(Dollars in millions)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio(2)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio(2)
Residential mortgage	$196,522	$24	0.02%	$177,693	$15	0.02%
Credit card - domestic	138,329	2,300	3.35	58,342	1,794	6.20
Credit card - foreign	23,396	420	3.62	—	—	—
Home equity lines	66,123	20	0.06	53,793	15	0.06
Direct/Indirect consumer	65,318	319	0.98	43,712	114	0.53
Other consumer	10,581	117	2.25	7,136	99	2.81

Total consumer	500,269	3,200	1.29	340,676	2,037	1.21

Commercial - domestic	149,978	126	0.17	127,214	19	0.03
Commercial real estate	36,713	—	—	33,252	1	—
Commercial lease financing	20,705	(40)	(0.39)	20,594	34	0.34
Commercial - foreign	23,745	6	0.05	17,676	(35)	(0.40)

Total commercial	231,141	92	0.08	198,736	19	0.02

Total managed loans and leases	731,410	3,292	0.91%	539,412	2,056	0.78%

Managed loans in securitizations	(105,547)	(1,447)		(16,756)	(287)

Total held loans and leases	$625,863	$1,845		$522,656	$1,769

(1)	The amounts for the three and six months ended June 30, 2005 have been restated to include certain mortgage and auto securitizations as these are now included in the Corporation’s definition of managed loans and leases.
(2)	The net loss ratio is calculated by dividing annualized managed loans and leases net losses by average managed loans and leases outstanding for each loan and lease category.

Variable Interest Entities

At June 30, 2006 and December 31, 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” were reflected in Available-for-sale Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Corporate and Investment Banking. As of June 30, 2006 and December 31, 2005, the Corporation held $8.7 billion and $6.6 billion of assets in these entities, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments would be approximately $10.6 billion and $8.3 billion. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of June 30, 2006 and December 31, 2005, the amount of assets of these entities was $1.5 billion and $750 million, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum possible loss exposure would be $1.0 billion and $212 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at June 30, 2006 and December 31, 2005 were approximately $38.1 billion and $32.5 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $44 million and $74 million for the three and six months ended June 30, 2006, and $51 million and $101 million for the three and six months ended June 30, 2005. At June 30, 2006 and December 31, 2005, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these VIEs would be approximately $30.8 billion and $26.7 billion, which is net of amounts syndicated.

Management does not believe losses resulting from its involvement with the entities discussed above will be material. See Notes 1 and 9 of the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s 2005 Current Report on Form 8-K filed on May 25, 2006 for additional discussion of securitizations and special purpose financing entities.

NOTE 9- Goodwill and Intangibles

The following table presents allocated Goodwill at June 30, 2006 and December 31, 2005 for each business segment and All Other.

(Dollars in millions)	June 30 2006	December 31 2005
Global Consumer and Small Business Banking	$39,199	$18,491
Global Corporate and Investment Banking	21,304	21,292
Global Wealth and Investment Management	5,333	5,333
All Other	259	238

Total	$66,095	$45,354

The gross carrying values and accumulated amortization related to Intangible Assets at June 30, 2006 and December 31, 2005 are presented below:

	June 30, 2006		December 31, 2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,477	$627	$660	$217
Core deposit intangibles	3,875	2,147	3,661	1,881
Affinity relationships	1,656	103	—	—
Other intangibles	2,036	829	1,693	722

Total	$14,044	$3,706	$6,014	$2,820

For additional information on the impact of the MBNA merger, see Note 2 of the Consolidated Financial Statements.

Amortization expense on intangibles was $441 million and $204 million for the three months ended June 30, 2006 and 2005, and $881 million and $412 million for the six months ended June 30, 2006 and 2005. The Corporation estimates that aggregate amortization expense will be approximately $440 million for both the third and fourth quarters of 2006. In addition, the Corporation estimates the aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $900 million for 2007, 2008, 2009, 2010 and 2011, respectively.

NOTE 10 - Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. For additional information on commitments to extend credit, see Note 13 of the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $31.8 billion and $30.4 billion at June 30, 2006 and December 31, 2005. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at June 30, 2006 and December 31, 2005 was $443 million and $458 million. At June 30, 2006, the carrying amount included deferred revenue of $48 million and a reserve for unfunded lending commitments of $395 million. At December 31, 2005, the carrying amount included deferred revenue of $63 million and a reserve for unfunded lending commitments of $395 million.

(Dollars in millions)	June 30 2006	December 31 2005
Loan commitments (1)	$320,309	$277,757
Home equity lines of credit	89,869	78,626
Standby letters of credit and financial guarantees	45,894	43,095
Commercial letters of credit	5,528	5,154

Legally binding commitments	461,600	404,632
Credit card lines (2)	830,259	192,968

Total	$1,291,859	$597,600

(1)	At June 30, 2006 and December 31, 2005, there were equity commitments of $1.5 billion and $1.4 billion, related to obligations to further fund Principal Investing equity investments.
(2)	As part of the MBNA merger, on January 1, 2006, the Corporation acquired $588.4 billion of unused credit card lines.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

At June 30, 2006 and December 31, 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.3 billion and $9.4 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $280 million and $171 million at June 30, 2006 and December 31, 2005.

At June 30, 2006, the Corporation had whole mortgage loan purchase commitments of $974 million, all of which will settle in the third quarter of 2006. At December 31, 2005, the Corporation had whole mortgage loan purchase commitments of $4.0 billion, all of which settled in the first quarter of 2006.

The Corporation has entered into operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.3 billion in 2006, $1.2 billion in 2007, $1.2 billion in 2008, $900 million in 2009, $750 million in 2010 and $5.0 billion for all years thereafter.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period ending June 30, 2010. In 2005, the Corporation purchased $5.0 billion of such loans. For the six months ending June 30, 2006, the Corporation purchased $5.0 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $5.0 billion of such loans for the period July 1, 2006 through June 30, 2007 and up to $10 billion in each of the agreement’s next three fiscal years. As of June 30, 2006, the remaining commitment amount was $35.0 billion.

Other Guarantees

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended June 30, 2006 and 2005, the Corporation processed $97.2 billion and $84.3 billion of transactions and recorded losses as a result of these chargebacks of $5 million and $3 million. For the six months ended June 30, 2006 and 2005, the Corporation processed $185.6 billion and $160.0 billion of transactions and recorded losses as a result of these chargebacks of $9 million and $6 million.

At June 30, 2006 and December 31, 2005, the Corporation held as collateral approximately $376 million and $248 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2006 and December 31, 2005, the maximum potential exposure totaled approximately $118.0 billion and $118.2 billion.

For additional information on other guarantees, see Note 13 of the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006. For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 9 of the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Current Report on Form 8-K filed on May 25, 2006, as well as the Form 10-Q for the three months ended March 31, 2006.

Adelphia

Banc of America Securities LLC (BAS) and Bank of America, N.A. (BANA), wholly-owned subsidiaries of Bank of America Corporation (the Corporation), reached an agreement to settle the Adelphia class action securities litigation, In re Adelphia Communications Corporation Securities and Derivative Litigation, currently pending in the U. S. District Court for the Southern District of New York. Under the terms of the settlement, 39 financial institutions, including BAS and BANA, collectively will make a pre-tax payment of up to $250 million to the settlement class, which consists, with certain exceptions, of all persons who purchased or otherwise acquired securities issued by Adelphia or Adelphia-related entities between August 16, 1999 through June 10, 2002. The court granted preliminary approval of the settlement on June 15, 2006 and scheduled a hearing on final approval for November 10, 2006.

Interchange Anti-Trust Litigation

In the In re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation case, plaintiffs filed a supplemental complaint alleging as additional claims (i) federal antitrust claims arising out of MasterCard’s initial public offering and (ii) a fraudulent conveyance claim under New York Debtor and Creditor Law. Plaintiffs seek unspecified treble damages and injunctive relief.

Mutual Fund Operations Matters

On April 4, 2006, the Corporation and certain of its subsidiaries, including pre-merger FleetBoston subsidiaries, entered into an agreement in principle to resolve the class and derivative actions concerning mutual fund trading in the Columbia mutual funds. The agreement in principle, which is subject to court approval, provides that the Corporation will pay $9.6 million in settlement consideration.

With respect to the case that was originally filed in a state court in Illinois, on June 15, 2006, the U.S. Supreme Court held that the U.S. Court of Appeals for the Seventh Circuit did not have appellate jurisdiction to review the order remanding the case to state court. This case is part of the settlement concerning trading in the Columbia mutual funds.

Parmalat Finanziaria S.p.A.

On April 10, 2006, certain purchasers of Parmalat-related private placements of securities filed first amended complaints against the Corporation and various related entities in the U.S. District Court for the Northern District of Illinois, entitled Prudential Insurance Company of America and Hartford Life Insurance v. Bank of America Corporation, et al. and Allstate Life Insurance Company Bank of America Corporation, et al. (collectively, the Illinois Actions). The Illinois Actions allege violations of Illinois state securities law and various state law claims, and seek rescission and unspecified damages based upon the Corporation’s and related entities’ alleged roles in certain private placements of securities issued by Parmalat-related companies. On June 13, 2006, the

Illinois Actions were transferred and consolidated for pretrial purposes with the In re Parmalat Securities Litigation matter pending in the U.S. District Court for the Southern District of New York.

On May 18, 2006, Hartford Life Insurance Company, a purchaser of Parmalat-related private placements of securities filed a complaint against the Corporation and various related entities in U.S. District Court for the Southern District of New York, entitled Hartford Life Insurance v. Bank of America Corporation, et al. (the Hartford Action). The Hartford Action alleges violations of federal and Connecticut state securities law and various other state law claims, and seeks rescission and unspecified damages based upon the Corporation’s and related entities’ alleged roles in certain private placements of securities issued by Parmalat-related companies. On May 23, 2006 the Hartford Action was transferred and consolidated for pretrial purposes with the In Re Parmalat Securities Litigation matter.

On April 21, 2006, the Plan Administrator of the Plan of Liquidation of Parmalat-USA Corporation filed a complaint in the U.S. District Court for the Southern District of New York against the Corporation and certain of its subsidiaries, as well as other financial institutions and accounting firms entitled G. Peter Pappas in his capacity as the Plan Administrator of the Plan of Liquidation of Parmalat-USA Corporation v. Bank of America Corporation, et al. (the Parmalat USA Action). The Parmalat USA Action asserts claims of aiding and abetting, breach of fiduciary duty, civil conspiracy and related claims against the Bank of America defendants and other defendants. The plaintiff seeks unspecified damages.

Pension Plan Matters

In William L. Pender, et al. v. Bank of America Corporation, et al., on May 3, 2006, the court vacated the scheduled September 2006 trial date, to be rescheduled after the court has ruled on defendants’ motion to dismiss or plaintiffs’ motion for class certification.

In Donna C. Richards v. FleetBoston Financial Pension Plan, et al., on May 8, 2006, defendants moved to dismiss plaintiff’s amended claims alleging violation of ERISA’s “anti-backloading” rule and breach of fiduciary duty. That motion is pending.

Refco

Most of the putative class actions relating to Refco Inc. have been consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York. BAS and certain other underwriter defendants have moved to dismiss the claims in the consolidated class actions alleging violations of the federal securities laws relating to the Refco senior subordinated notes offering in August 2004. The derivative lawsuits relating to Refco have been dismissed with prejudice for failure to prosecute.

NOTE 11 - Shareholders’ Equity and Earnings Per Common Share

The following table presents share repurchase activity for the three and six months ended June 30, 2006 and 2005, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price (1)	Remaining Buyback Authority under Announced Programs (2)
			Amounts	Shares
Three months ended March 31, 2006	88,450	$46.02	$5,847	65,738
April 1-30, 2006	24,100	46.30	16,731	241,638
May 1-31, 2006	39,450	49.33	14,785	202,188
June 1-30, 2006	19,500	48.08	11,169	182,688

Three months ended June 30, 2006	83,050	48.16

Six months ended June 30, 2006	171,500	47.06

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price (3)	Remaining Buyback Authority under Announced Programs (2)
			Amounts	Shares
Three months ended March 31, 2005	43,214	$46.05	$14,688	237,411
April 1-30, 2005	18,200	44.57	13,877	219,211
May 1-31, 2005	11,050	45.70	13,372	208,161
June 1-30, 2005	11,050	46.40	11,865	197,111

Three months ended June 30, 2005	40,300	45.38

Six months ended June 30, 2005	83,514	45.73

(1)	Reduced Shareholders’ Equity by $8.1 billion and increased diluted earnings per common share by $0.03 for the six months ended June 30, 2006. These repurchases were partially offset by the issuance of approximately 68.6 million shares of common stock under employee plans, which increased Shareholders’ Equity by $2.6 billion, net of $245 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.01 for the six months ended June 30, 2006.
(2)	On January 28, 2004, our Board of Directors (the Board) authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion. This repurchase plan was completed during the second quarter of 2005. On March 22, 2005, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months. This repurchase plan was completed during the second quarter of 2006. On April 26, 2006, the Board authorized an additional stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months.
(3)	Reduced Shareholders’ Equity by $3.8 billion and increased diluted earnings per common share by $0.02 for the six months ended June 30, 2005. These repurchases were partially offset by the issuance of approximately 53.7 million shares of common stock under employee plans, which increased Shareholders’ Equity by $1.8 billion, net of $292 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.01 for the six months ended June 30, 2005.

The Corporation will continue to repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. The Corporation expects to continue to repurchase a number of shares of common stock at least equal to any shares issued under the Corporation’s employee stock plans.

On July 26, 2006, the Board increased the regular quarterly cash dividend on common stock from $0.50 to $0.56 per share, payable on September 22, 2006 to common shareholders of record on September 1, 2006. In April 2006, the Board declared a quarterly cash dividend of $0.50 per common share which was paid on June 23, 2006 to common shareholders of record on June 2, 2006.

The following table presents the changes in Accumulated OCI for the six months ended June 30, 2006 and 2005.

(Dollars in millions) (1)	Securities	Derivatives (2)	Other	Total
Balance, December 31, 2004	$(197)	$(2,279)	$(288)	$(2,764)
Net change in fair value recorded in Accumulated OCI	1,335	(3,064)	30	(1,699)
Net realized (gains) losses reclassified into earnings(3)	(751)	191	—	(560)

Balance, June 30, 2005	$387	$(5,152)	$(258)	$(5,023)

Balance, December 31, 2005	$(2,978)	$(4,338)	$(240)	$(7,556)
Net change in fair value recorded in Accumulated OCI	(4,153)	771	90	(3,292)
Net realized (gains) losses reclassified into earnings (3)	(220)	95	—	(125)

Balance, June 30, 2006	$(7,351)	$(3,472)	$(150)	$(10,973)

(1)	Amounts shown are net-of-tax.
(2)	The amount included in Accumulated OCI for terminated derivative contracts were losses of $3.2 billion and $1.9 billion, net-of-tax at June 30, 2006 and 2005.
(3)	Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes gains (losses) on available-for-sale securities. These amounts are reclassified into earnings upon sale of the related security.

The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005 is presented below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2006	2005	2006	2005
Earnings per common share
Net income	$5,475	$4,657	$10,461	$9,050
Preferred stock dividends	(4)	(4)	(9)	(9)

Net income available to common shareholders	$5,471	$4,653	$10,452	$9,041

Average common shares issued and outstanding	4,534,627	4,005,356	4,572,013	4,019,089

Earnings per common share	$1.21	$1.16	$2.29	$2.25

Diluted earnings per common share
Net income available to common shareholders	$5,471	$4,653	$10,452	$9,041

Average common shares issued and outstanding	4,534,627	4,005,356	4,572,013	4,019,089
Dilutive potential common shares (1, 2)	66,542	59,999	64,946	62,832

Total diluted average common shares issued and outstanding	4,601,169	4,065,355	4,636,959	4,081,921

Diluted earnings per common share	$1.19	$1.14	$2.25	$2.21

(1)	For the three and six months ended June 30, 2006, average options to purchase 31 million and 52 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and six months ended June 30, 2005, average options to purchase 45 million and 35 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.
(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 12 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The Bank of America Pension Plan (the Pension Plan) allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. A detailed discussion of these plans is provided in Note 16 of the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

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

Net periodic benefit cost of the Corporation’s plans including the MBNA plans, for the three and six months ended June 30, 2006 and 2005 included the following components:

	Three Months Ended June 30
	Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2006 (1)	2005	2006 (1)	2005	2006 (1)	2005
Service cost	$71	$77	$3	$4	$3	$2
Interest cost	170	163	18	15	24	19
Expected return on plan assets	(257)	(248)	—	—	(2)	(3)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost	11	11	(2)	(1)	—	—
Recognized net actuarial loss	61	37	5	4	13	17

Net periodic benefit cost	$56	$40	$24	$22	$46	$43

	Six Months Ended June 30
	Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2006 (1)	2005	2006 (1)	2005	2006 (1)	2005
Service cost	$153	$154	$6	$7	$7	$5
Interest cost	338	328	40	31	46	38
Expected return on plan assets	(517)	(496)	—	—	(4)	(7)
Amortization of transition obligation	—	—	—	—	16	16
Amortization of prior service cost	21	23	(4)	(3)	—	—
Recognized net actuarial loss	114	75	10	9	26	34
Recognized loss due to settlements and curtailments	—	—	—	9	—	—

Net periodic benefit cost	$109	$84	$52	$53	$91	$86

(1)	Includes the results of former MBNA. The net periodic benefit cost of the former MBNA Pension Plan, SERP, and Postretirement Health and Life Plan were $12 million, $6 million and $4 million, respectively, for the three months ended June 30, 2006. The net periodic benefit cost of the former MBNA Pension Plan, SERP, and Postretirement Health and Life Plan were $25 million, $13 million and $8 million, respectively, for the six months ended June 30, 2006.

During 2006, the Corporation expects to contribute $0 million, $97 million and $37 million to the Corporation’s Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans, respectively. At June 30, 2006, the Corporation had contributed $0 million, $48 million, and $19 million, respectively, to these plans. During 2006, the Corporation expects to contribute $85 million, $242 million and $21 million to the former MBNA Pension Plan, SERP, and Postretirement Health and Life Plan, respectively. At June 30, 2006, the Corporation had contributed $0 million, $129 million, and $15 million, respectively, to these plans.

NOTE 13 – Stock-Based Compensation Plans

Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under SFAS 123. On January 1, 2006, the Corporation adopted SFAS 123R under the modified-prospective application. Under the modified-prospective-application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after adoption.

The compensation cost recognized in income for the plans described below was $204 million and $211 million for the three months ended June 30, 2006 and 2005. The related income tax benefit recognized in income was $75 million and $78 million for the three months ended June 30, 2006 and 2005. The compensation cost recognized in income for the plans described below was $683 million and $403 million for the six months ended June 30, 2006 and 2005. The related income tax benefit recognized in income was $253 million and $145 million for the six months ended June 30, 2006 and 2005.

Prior to the adoption of SFAS 123R, awards granted to retirement-eligible employees were expensed over the stated vesting period. SFAS 123R requires that the Corporation recognize stock compensation cost immediately for any awards granted to retirement-eligible employees, or over the vesting period or the period from the grant date to the date retirement eligibility is achieved, whichever is shorter. For the six months ended June 30, 2006, the Corporation recognized $320 million in equity-based compensation due to awards being granted to retirement-eligible employees.

Prior to the adoption of SFAS 123R, the Corporation presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Corporation recognized $203 million in excess tax benefits that were classified as a financing cash inflow for the six months ended June 30, 2006.

Prior to January 1, 2006, the Corporation estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. On January 1, 2006, the Corporation began using a lattice option-pricing model to estimate the grant date fair value of stock options granted. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the lattice option-pricing model for the six months ended June 30, 2006. Lattice option-pricing models incorporate ranges of assumptions for inputs and those ranges are disclosed in the table below. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from traded stock options on the Corporation’s common stock, historical volatility of the Corporation’s common stock, and other factors. The Corporation uses historical data to estimate stock option exercise and employee termination within the model. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The table below also includes the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the six months ended June 30, 2005. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

	Six Months Ended June 30
	2006	2005
Risk-free interest rate	4.59 - 4.70%	3.94%
Dividend yield	4.50	4.60
Expected volatility	17.00 - 27.00	20.53
Weighted-average volatility	20.30	n/a
Expected lives (years)	6.5	6

The Corporation has certain equity compensation plans that were approved by its shareholders. These plans are the Key Employee Stock Plan and the Key Associate Stock Plan. Descriptions of the material features of these plans follow.

Key Employee Stock Plan

The Key Employee Stock Plan, as amended and restated, provided for different types of awards. These include stock options, restricted stock shares and restricted stock units. Under the plan, ten-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002, to certain employees at the closing market price on the respective grant dates. Options granted under the plan generally vest in three or four equal annual installments. At June 30, 2006, approximately 80 million options were outstanding under this plan. No further awards may be granted.

Key Associate Stock Plan

On April 24, 2002, the shareholders approved the Key Associate Stock Plan to be effective January 1, 2003. This approval authorized and reserved 200 million shares for grant in addition to the remaining amount under the Key Employee Stock Plan as of December 31, 2002, which was approximately 34 million shares plus any shares covered by awards under the Key Employee Stock Plan that terminate, expire, lapse or are cancelled after December 31, 2002. Upon the FleetBoston merger, the shareholders authorized an additional 102 million shares and on April 26, 2006, the shareholders authorized an additional 180 million shares for grant under the Key Associate Stock Plan. At June 30, 2006, approximately 148 million options were outstanding under this plan. Approximately 18 million shares of restricted stock and restricted stock units were granted during the six months ended June 30, 2006. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date. The Corporation incurred restricted stock expense of $146 million and $537 million during the three and six months ended June 30, 2006 compared to $128 million and $242 million during the same periods in 2005.

The following table presents information on equity compensation plans at June 30, 2006:

	Number of Shares to be Issued (1,3)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	242,756,518	$37.25	300,837,078
Plans not approved by shareholders	13,814,485	30.68	—

Total	256,571,003	36.88	300,837,078

(1)	Includes 14,580,568 unvested restricted stock units.
(2)	Does not take into account unvested restricted stock units.
(3)	In addition to the securities presented in the table above, there were outstanding options to purchase 56,020,686 shares of the Corporation’s common stock and 575,938 unvested restricted stock units granted to employees of predecessor companies assumed in mergers. The weighted average option price of the assumed options was $34.42 at June 30, 2006.

The following table presents the status of all option plans at June 30, 2006, and changes during the six months ended June 30, 2006:

	June 30, 2006
Employee stock options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	298,132,802	$35.13
Options assumed through acquisition	31,506,268	32.70
Granted	31,419,920	44.40
Exercised	(60,512,995)	32.10
Forfeited	(2,534,874)	40.44

Outstanding at June 30, 2006 (1)	298,011,121	36.41

Options exercisable at June 30, 2006	227,844,848	34.03
Options vested and expected to vest(2)	295,734,644	36.35

(1)	Included in outstanding options are 14.1 million options that were fully expensed as they were granted to retirement-eligible employees.
(2)	The June 30, 2006 estimate includes vested shares and outstanding, nonvested shares including a forfeiture rate.

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 5.8 years and $3.5 billion, options exercisable was 4.8 years and $3.2 billion, and options vested and expected to vest was 5.0 years and $3.5 billion at June 30, 2006.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $6.90 and $6.48. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $599 million and $1.0 billion.

The following table presents the status of the nonvested shares at June 30, 2006, and changes during the six months ended June 30, 2006:

	June 30, 2006
Restricted stock/unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	27,278,106	$42.79
Share obligations assumed through acquisition	754,740	30.40
Granted	18,051,991	44.41
Vested	(11,051,239)	41.27
Canceled	(1,006,853)	44.53

Outstanding at June 30, 2006 (1)	34,026,745	43.82

(1)	Included in outstanding restricted stock/unit awards are 5.4 million shares that were fully expensed as they were granted to retirement-eligible employees.

At June 30, 2006, there was $1.2 billion of total unrecognized compensation cost related to share-based compensation arrangements for all awards that is expected to be recognized over a weighted average period of 1.0 year. The total fair value of restricted stock vested during the three and six months ended June 30, 2006 was $56 million and $493 million.

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

Global Consumer and Small Business Banking provides a diversified range of products and services to individuals and small businesses through its primary businesses: Deposits, Card Services, Mortgage and Home Equity. Global Corporate and Investment Banking serves domestic and international issuer and investor clients, providing financial services, specialized industry expertise and local delivery through its primary businesses: Business Lending, Capital Markets and Advisory Services, and Treasury Services. These businesses provide traditional bank deposit and loan products to large corporations and institutional clients, capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for clients, as well as treasury management and payment services. Global Wealth and Investment Management offers investment services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high-net-worth individuals through its primary businesses: The Private Bank, Columbia Management and Premier Banking and Investments.

All Other consists of equity investment activities including Principal Investing, and Corporate and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities.

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

The following tables present Total Revenue on a FTE basis and Net Income for the three and six months ended June 30, 2006 and 2005, and Total Assets at June 30, 2006 and 2005 for each business segment, as well as All Other.

Business Segments

For the Three Months Ended June 30

	Total Corporation		Global Consumer and Small Business Banking (1)		Global Corporate and Investment Banking (1)
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Net interest income (FTE basis)	$8,926	$7,828	$5,199	$4,095	$2,713	$2,783
Noninterest income	9,598	6,955	5,280	2,808	3,004	2,125

Total revenue (FTE basis)	18,524	14,783	10,479	6,903	5,717	4,908
Provision for credit losses	1,005	875	1,029	1,155	41	(249)
Gains (losses) on sales of debt securities	(9)	325	—	—	(3)	121
Amortization of intangibles	441	204	380	139	41	44
Other noninterest expense	8,276	6,815	4,166	3,208	2,915	2,559

Income before income taxes	8,793	7,214	4,904	2,401	2,717	2,675
Income tax expense	3,318	2,557	1,799	867	1,001	970

Net income	$5,475	$4,657	$3,105	$1,534	$1,716	$1,705

Period-end total assets	$1,445,193	$1,246,339	$394,000	$324,705	$666,070	$605,080

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2006	2005	2006	2005
Net interest income (FTE basis)	$986	$923	$28	$27
Noninterest income	969	867	345	1,155

Total revenue (FTE basis)	1,955	1,790	373	1,182
Provision for credit losses	(40)	(9)	(25)	(22)
Gains (losses) on sales of debt securities	—	—	(6)	204
Amortization of intangibles	19	20	1	1
Other noninterest expense	972	909	223	139

Income before income taxes	1,004	870	168	1,268
Income tax expense	370	314	148	406

Net income	$634	$556	$20	$862

Period-end total assets	$123,119	$129,840	$262,004	$186,714

(1)	There were no material intersegment revenues among the segments.

Business Segments

For the Six Months Ended June 30

	Total Corporation		Global Consumer and Small Business Banking (1)		Global Corporate and Investment Banking (1)
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Net interest income (FTE basis)	$17,966	$15,534	$10,577	$8,317	$5,427	$5,638
Noninterest income	18,499	12,987	10,074	5,445	5,850	4,716

Total revenue (FTE basis)	36,465	28,521	20,651	13,762	11,277	10,354
Provision for credit losses	2,275	1,455	2,276	1,866	80	(399)
Gains (losses) on sales of debt securities	5	984	(1)	(1)	20	151
Amortization of intangibles	881	412	758	281	83	88
Other noninterest expense	16,760	13,664	8,469	6,303	5,904	5,222

Income before income taxes	16,554	13,974	9,147	5,311	5,230	5,594
Income tax expense	6,093	4,924	3,372	1,895	1,931	2,041

Net income	$10,461	$9,050	$5,775	$3,416	$3,299	$3,553

Period-end total assets	$1,445,193	$1,246,339	$394,000	$324,705	$666,070	$605,080

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2006	2005	2006	2005
Net interest income (FTE basis)	$1,967	$1,878	$(5)	$(299)
Noninterest income	1,956	1,725	619	1,101

Total revenue (FTE basis)	3,923	3,603	614	802
Provision for credit losses	(41)	(7)	(40)	(5)
Gains (losses) on sales of debt securities	—	—	(14)	834
Amortization of intangibles	38	40	2	3
Other noninterest expense	1,944	1,799	443	340

Income before income taxes	1,982	1,771	195	1,298
Income tax expense	734	632	56	356

Net income	$1,248	$1,139	$139	$942

Period-end total assets	$123,119	$129,840	$262,004	$186,714

(1)	There were no material intersegment revenues among the segments.

The following table presents reconciliations of the three business segments’ Total Revenue on a FTE basis and Net Income to the Consolidated Statement of Income totals. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Segments’ total revenue (FTE basis)	$18,151	$13,601	$35,851	$27,719
Adjustments:
ALM activities (2)	(89)	901	(238)	393
Equity investment gains	524	479	1,037	743
Liquidating businesses	82	46	175	104
FTE basis adjustment	(296)	(191)	(560)	(391)
Other	(144)	(244)	(360)	(438)

Consolidated revenue	$18,228	$14,592	$35,905	$28,130

Segments’ net income	$5,455	$3,795	$10,322	$8,108
Adjustments, net of taxes:
ALM activities (1,2)	(110)	673	(254)	714
Equity investment gains	330	307	653	476
Liquidating businesses	47	23	94	43
Merger and restructuring charges	(123)	(80)	(184)	(155)
Other	(124)	(61)	(170)	(136)

Consolidated net income	$5,475	$4,657	$10,461	$9,050

(1)	Includes pre-tax Gains (Losses) on Sales of Debt Securities of $(1) million and $206 million for the three months ended June 30, 2006 and 2005, and $(7) million and $833 million for the six months ended June 30, 2006 and 2005.
(2)	Includes the impact of derivative instruments which did not qualify for SFAS 133 hedge accounting treatment.

Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of Bank of America Corporation and its subsidiaries (the Corporation) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A. “Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

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

At June 30, 2006, the Corporation had $1.4 trillion in assets and approximately 202,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

On July 26, 2006, the Board of Directors (the Board) increased the quarterly cash dividend on common stock 12 percent from $0.50 to $0.56 per share. The dividend will be payable on September 22, 2006 to common shareholders of record on September 1, 2006.

On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 18 months.

MBNA Merger Overview

The Corporation acquired 100 percent of the outstanding stock of MBNA on January 1, 2006, for $34.6 billion. In connection therewith 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. Prior to the MBNA merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. The MBNA merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations and sell these credit cards through our delivery channels (including the retail branch network). MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006. The transaction was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA merger date. For more information related to the MBNA merger, see Note 2 of the Corporation’s Consolidated Financial Statements.

Performance Overview

Net Income totaled $5.5 billion, or $1.19 per diluted common share, for the three months ended June 30, 2006, an increase of 18 percent from $4.7 billion, or $1.14 per diluted common share, for the three months ended June 30, 2005. Net Income totaled $10.5 billion, or $2.25 per diluted common share, for the six months ended June 30, 2006, an increase of 16 percent from $9.1 billion, or $2.21 per diluted common share, for the six months ended June 30, 2005.

Table 1

Business Segment Total Revenue and Net Income

	Three Months Ended June 30				Six Months Ended June 30
	Total Revenue		Net Income		Total Revenue		Net Income
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Global Consumer and Small Business Banking	$10,479	$6,903	$3,105	$1,534	$20,651	$13,762	$5,775	$3,416
Global Corporate and Investment Banking	5,717	4,908	1,716	1,705	11,277	10,354	3,299	3,553
Global Wealth and Investment Management	1,955	1,790	634	556	3,923	3,603	1,248	1,139
All Other	373	1,182	20	862	614	802	139	942

Total FTE basis (1)	18,524	14,783	5,475	4,657	36,465	28,521	10,461	9,050
FTE adjustment (1)	(296)	(191)	—	—	(560)	(391)	—	—

Total Consolidated	$18,228	$14,592	$5,475	$4,657	$35,905	$28,130	$10,461	$9,050

(1)	Total revenue for the segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 43.

Global Consumer and Small Business Banking

Net Income increased $1.6 billion to $3.1 billion for the three months ended June 30, 2006. Driving the increase was the impact of MBNA and organic growth, which contributed to increases in Card Income and Net Interest Income. Also, Net Income benefited from a decrease to the Provision for Credit Losses, primarily due to decreased credit-related costs on the credit card portfolio. Partially offsetting these changes was higher Noninterest Expense primarily driven by the acquisition of MBNA.

Net Income increased $2.4 billion, or 69 percent, to $5.8 billion for the six months ended June 30, 2006. In addition to the impact of the MBNA merger and organic growth, this period was impacted by higher Services Charges which was partially offset by higher Provision for Credit Losses. For more information on Global Consumer and Small Business Banking, see page 53.

Global Corporate and Investment Banking

Net Income remained flat at $1.7 billion and decreased $254 million to $3.3 billion for the three and six months ended June 30, 2006 compared to the same periods in the prior year. Revenue increased by 16 percent and nine percent for the three and six months ended June 30, 2006, driven mainly by market-based activity in Capital Markets and Advisory Services and Net Interest Income growth in Treasury Services. Offsetting this growth was spread compression and a flattening yield curve resulting in lower contribution from Business Lending, lower Asset Liability Management (ALM) allocation, higher Noninterest Expense and an increase in Provision for Credit Losses. For more information on Global Corporate and Investment Banking, see page 62.

Global Wealth and Investment Management

Net Income increased $78 million, or 14 percent, to $634 million and $109 million, or 10 percent, to $1.2 billion for the three and six months ended June 30, 2006. The increase was due to an increase in asset management fees, brokerage income, higher Net Interest Income, and a credit loss recovery. Partially offsetting these increases was higher Personnel Expense.

Total assets under management increased $17.7 billion to $500.1 billion at June 30, 2006 compared to December 31, 2005. For more information on Global Wealth and Investment Management, see page 69.

All Other

Net Income decreased $842 million to $20 million and $803 million to $139 million for the three and six months ended June 30, 2006. This decrease was primarily a result of decreases in other income as 2005 included the benefit of mark-to-market gains that did not qualify for SFAS 133 hedge accounting treatment for the three months ended June 30, 2005 and lower Gains (Losses) on Sales of Debt Securities. For more information on All Other, see page 74.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $1.1 billion to $8.9 billion and $2.4 billion to $18.0 billion for the three and six months ended June 30, 2006 compared to the same periods in 2005. The primary drivers of the increase were the impact of the MBNA merger, organic loan growth, and increases in ALM activities including increased portfolio balances, wholesale funding activity, and the impact of rates. These increases were partially offset by lower core deposit levels, excluding the impact of MBNA. The net interest yield on a FTE basis increased 5 basis points (bps) to 2.85 percent and 3 bps to 2.91 percent for the three and six months ended June 30, 2006. For more information on Net Interest Income on a FTE basis, see Tables 8 and 9 on pages 48 to 50.

Table 2

Noninterest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Service charges	$2,077	$1,920	$3,978	$3,697
Investment and brokerage services	1,146	1,049	2,249	2,062
Mortgage banking income	89	189	226	410
Investment banking income	612	431	1,113	797
Equity investment gains	646	492	1,306	891
Card income	3,662	1,437	7,093	2,726
Trading account profits	915	222	1,975	907
Other income	451	1,215	559	1,497

Total noninterest income	$9,598	$6,955	$18,499	$12,987

Noninterest Income increased $2.6 billion to $9.6 billion and $5.5 billion to $18.5 billion for the three and six months ended June 30, 2006 compared to the same periods in 2005, due primarily to the following:

•	Service Charges grew $157 million and $281 million due to increased non-sufficient funds fees and overdraft charges resulting from new account growth.

•	Investment and Brokerage Services increased $97 million and $187 million due to an increase in asset management fees as record levels of assets under management were achieved during the quarter and an increase in brokerage income.

•	Mortgage Banking Income decreased $100 million and $184 million driven primarily by a strategic shift to retain a larger portion of mortgage production.

•	Investment Banking Income increased $181 million and $316 million due to increased market activity and continued leadership in leveraged debt underwriting.

•	Equity Investment Gains increased $154 million and $415 million driven by favorable market conditions and increased liquidity in the capital markets.

•	Card Income increased $2.2 billion and $4.4 billion as a result of the addition of MBNA and higher debit card income.

•	Trading Account Profits increased $693 million and $1.1 billion due to increased capital markets activity and previous investments in personnel and trading infrastructure coming to fruition.

•	Other Income decreased $764 million and $938 million primarily related to decreases resulting from the ALM process, including the change in value of derivatives used as economic hedges and the sale of whole mortgage loans during 2005.

Provision for Credit Losses

The Provision for Credit Losses increased $130 million to $1.0 billion and $820 million to $2.3 billion for the three and six months ended June 30, 2006 compared to the same periods in 2005. Provision expense rose due to the addition of MBNA and the absence of prior year releases of commercial credit reserves. These increases were partially offset by decreased credit-related costs on the credit card portfolio.

For more information on credit quality, see Credit Risk Management beginning on page 80.

Gains (Losses) on Sales of Debt Securities

Gains (Losses) on Sales of Debt Securities for the three and six months ended June 30, 2006 were $(9) million and $5 million compared to $325 million and $984 million for the same periods in 2005. For more information on Gains (Losses) on Sales of Debt Securities, see Market Risk Management beginning on page 100.

Table 3

Noninterest Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Personnel	$4,480	$3,671	$9,293	$7,372
Occupancy	703	615	1,404	1,251
Equipment	316	297	660	594
Marketing	551	346	1,126	683
Professional fees	233	216	451	393
Amortization of intangibles	441	204	881	412
Data processing	409	368	819	732
Telecommunications	228	196	448	402
Other general operating	1,162	985	2,267	2,004
Merger and restructuring charges	194	121	292	233

Total noninterest expense	$8,717	$7,019	$17,641	$14,076

Noninterest Expense increased $1.7 billion to $8.7 billion and $3.6 billion to $17.6 billion for the three and six months ended June 30, 2006 compared to the same periods in 2005, due to the acquisition of MBNA as well as the following:

•	Personnel expense increased $809 million and $1.9 billion for the three and six months ended June 30, 2006 due to higher revenue-related incentive compensation expense. Additionally, $320 million of incremental stock-based compensation granted to retirement-eligible employees increased Personnel expense for the six months ended June 30, 2006.

•	Marketing expense increased $205 million and $443 million for the three and six months ended June 30, 2006 due to higher marketing spending related to consumer banking initiatives.

•	Amortization expense increased $237 million and $469 million for the three and six months ended June 30, 2006 as the above mentioned MBNA merger increased purchased credit card relationships, affinity relationships, core deposit intangibles and other intangibles.

Income Tax Expense

Income Tax Expense was $3.0 billion, reflecting an effective tax rate of 35.6 percent, for the three months ended June 30, 2006 compared to $2.4 billion and 33.7 percent for the three months ended June 30, 2005. Income Tax Expense was $5.5 billion, reflecting an effective tax rate of 34.6 percent, for the six months ended June 30, 2006 compared to $4.5 billion and 33.4 percent for the six months ended June 30, 2005. The increase in the effective tax rate for both the three and six months ended June 30, 2006 primarily resulted from the change in tax legislation discussed below and from the January 1, 2006 addition of MBNA.

During the second quarter of 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (“TIPRA”). Among other things, TIPRA repealed certain provisions of prior law relating to transactions entered into under the extraterritorial income and foreign sales corporation regimes. The TIPRA repeal results in an increase in the U.S. taxes expected to be paid on certain of the income earned from such transactions after December 31, 2006. Accounting for the change in law resulted in the discrete recognition of a $175 million charge to Income Tax Expense during the second quarter of 2006.

Table 4

Selected Quarterly Financial Data

	2006 Quarters		2005 Quarters
(Dollars in millions, except per share information)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$8,630	$8,776	$7,859	$7,735	$7,637
Noninterest income	9,598	8,901	5,951	6,416	6,955
Total revenue	18,228	17,677	13,810	14,151	14,592
Provision for credit losses	1,005	1,270	1,400	1,159	875
Gains (losses) on sales of debt securities	(9)	14	71	29	325
Noninterest expense	8,717	8,924	7,320	7,285	7,019
Income before income taxes	8,497	7,497	5,161	5,736	7,023
Income tax expense	3,022	2,511	1,587	1,895	2,366
Net income	5,475	4,986	3,574	3,841	4,657
Average common shares issued and outstanding (in thousands)	4,534,627	4,609,481	3,996,024	4,000,573	4,005,356
Average diluted common shares issued and outstanding (in thousands)	4,601,169	4,666,405	4,053,859	4,054,659	4,065,355
Performance ratios
Return on average assets	1.51%	1.43%	1.09%	1.18%	1.46%
Return on average common shareholders’ equity	17.26	15.44	14.21	15.09	18.93
Total ending equity to total ending assets	8.85	9.41	7.86	8.12	8.13
Total average equity to total average assets	8.75	9.26	7.66	7.82	7.74
Dividend payout	41.76	46.75	56.24	52.60	38.90
Per common share data
Earnings	$1.21	$1.08	$0.89	$0.96	$1.16
Diluted earnings	1.19	1.07	0.88	0.95	1.14
Dividends paid	0.50	0.50	0.50	0.50	0.45
Book value	28.17	28.19	25.32	25.28	25.16
Average balance sheet
Total loans and leases	$635,649	$615,968	$563,589	$539,497	$520,415
Total assets	1,456,004	1,416,373	1,305,057	1,294,754	1,277,478
Total deposits	674,796	659,821	628,922	632,771	640,593
Long-term debt	125,620	117,018	99,601	98,326	96,697
Common shareholders’ equity	127,102	130,881	99,677	100,974	98,558
Total shareholders’ equity	127,373	131,153	99,948	101,246	98,829
Capital ratios (period end)
Risk-based capital:
Tier 1	8.33%	8.45%	8.25%	8.27%	8.16%
Total	11.25	11.32	11.08	11.19	11.23
Tier 1 Leverage	6.13	6.18	5.91	5.90	5.66
Market price per share of common stock
Closing	$48.10	$45.54	$46.15	$42.10	$45.61
High closing	50.47	47.08	46.99	45.98	47.08
Low closing	45.48	43.09	41.57	41.60	44.01

Table 5

Selected Year-to-Date Financial Data

	Six Months Ended June 30
(Dollars in millions, except per share information)	2006	2005
Income statement
Net interest income	$17,406	$15,143
Noninterest income	18,499	12,987
Total revenue	35,905	28,130
Provision for credit losses	2,275	1,455
Gains (losses) on sales of debt securities	5	984
Noninterest expense	17,641	14,076
Income before income taxes	15,994	13,583
Income tax expense	5,533	4,533
Net income	10,461	9,050
Average common shares issued and outstanding (in thousands)	4,572,013	4,019,089
Average diluted common shares issued and outstanding (in thousands)	4,636,959	4,081,921
Performance ratios
Return on average assets	1.47%	1.47%
Return on average common shareholders’ equity	16.34	18.44
Total ending equity to total ending assets	8.85	8.13
Total average equity to total average assets	9.00	8.00
Dividend payout	44.14	40.26
Per common share data
Earnings	$2.29	$2.25
Diluted earnings	2.25	2.21
Dividends paid	1.00	0.90
Book value	28.17	25.16
Average balance sheet
Total loans and leases	$625,863	$522,656
Total assets	1,436,298	1,239,380
Total deposits	667,350	634,043
Long-term debt	121,343	96,434
Common shareholders’ equity	128,981	98,842
Total shareholders’ equity	129,253	99,114
Capital ratios (period end)
Risk-based capital:
Tier 1	8.33%	8.16%
Total	11.25	11.23
Tier 1 Leverage	6.13	5.66
Market price per share of common stock
Closing	$48.10	$45.61
High closing	50.47	47.08
Low closing	43.09	43.66

Assets

At June 30, 2006, Total Assets were $1.4 trillion, an increase of $153.4 billion, or 12 percent, from December 31, 2005. Average Total Assets for the three and six months ended June 30, 2006 increased $178.5 billion, or 14 percent, and $196.9 billion, or 16 percent compared to the same periods in 2005. Growth in period end and average Total Assets was primarily attributable to increases in Loans and Leases, resulting from the MBNA acquisition and organic growth. In addition, the growth in Loans and Leases was attributable to an increase in purchased residential mortgages, as well as the impact of a strategic decision made by the Corporation at the beginning of the second quarter of 2006 to retain a larger share of mortgage production.

Liabilities and Shareholders’ Equity

At June 30, 2006, Total Liabilities were $1.3 trillion, an increase of $127.1 billion, or 11 percent, from December 31, 2005. Average Total Liabilities for the three and six months ended June 30, 2006 increased $150.0 billion, or 13 percent, and $166.8 billion, or 15 percent, compared to the same periods in 2005. Growth in period end and average Total Liabilities was attributable to increases in Deposits and Long-term Debt due to the assumption of liabilities in connection with the MBNA merger and organic growth.

Period end and average Shareholders’ Equity increased primarily from the issuance of stock related to the MBNA merger.

Supplemental Financial Data

Table 6 provides a reconciliation of the supplemental financial data mentioned below with financial measures defined by accounting principles generally accepted in the United States (GAAP). Other companies may define or calculate supplemental financial data differently.

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

Net Interest Income - FTE Basis

In addition, we view Net Interest Income and related ratios and analysis (i.e., efficiency ratio, net interest yield and operating leverage) on a FTE basis. Although this is a non-GAAP measure, we believe managing the business with Net Interest Income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, Net Interest Income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in Income Tax Expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of Net Interest Income arising from taxable and tax-exempt sources.

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

Targets vary by year and by business, and are based on a variety of factors including maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios, earnings per common share (EPS), return on average assets, and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 6.

Return on Average Common Shareholders’ Equity and Shareholder Value Added

We also evaluate our business based upon return on average common shareholders’ equity (ROE) and shareholder value added (SVA) measures. ROE and SVA utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity allocated to that unit. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. These measures are used to evaluate our use of equity (i.e., capital) at the individual unit level and are integral components in the analytics for resource allocation. Using SVA as a performance measure places specific focus on whether incremental investments generate returns in excess of the costs of capital associated with those investments. Investments and initiatives are analyzed using SVA during the annual planning process for maximizing allocation of corporate resources. In addition, profitability, relationship, and investment models all use ROE and SVA as key measures to support our overall growth goal.

Table 6

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2006	2005	2006	2005
Operating basis (1)
Operating earnings	$5,598	$4,737	$10,645	$9,205
Operating earnings per common share	1.23	1.18	2.33	2.29
Diluted operating earnings per common share	1.22	1.16	2.29	2.25
Shareholder value added	2,554	2,238	4,491	4,225
Return on average assets	1.54%	1.49%	1.49%	1.50%
Return on average common shareholders’ equity	17.65	19.26	16.63	18.76
Operating efficiency ratio (FTE basis)	46.01	46.67	47.58	48.54
Dividend payout ratio	40.85	38.23	43.37	39.58
Operating leverage	1.77	22.04	2.54	18.87

FTE basis data
Net interest income	$8,926	$7,828	$17,966	$15,534
Total revenue	18,524	14,783	36,465	28,521
Net interest yield	2.85%	2.80%	2.91%	2.88%
Efficiency ratio	47.06	47.49	48.38	49.36

Reconciliation of net income to operating earnings
Net income	$5,475	$4,657	$10,461	$9,050
Merger and restructuring charges	194	121	292	233
Related income tax benefit	(71)	(41)	(108)	(78)

Operating earnings	$5,598	$4,737	$10,645	$9,205

Reconciliation of EPS to operating EPS
Earnings per common share	$1.21	$1.16	$2.29	$2.25
Effect of merger and restructuring charges, net of tax benefit	0.02	0.02	0.04	0.04

Operating earnings per common share	$1.23	$1.18	$2.33	$2.29

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.19	$1.14	$2.25	$2.21
Effect of merger and restructuring charges, net of tax benefit	0.03	0.02	0.04	0.04

Diluted operating earnings per common share	$1.22	$1.16	$2.29	$2.25

Reconciliation of net income to shareholder value added
Net income	$5,475	$4,657	$10,461	$9,050
Amortization of intangibles	441	204	881	412
Merger and restructuring charges, net of tax benefit	123	80	184	155

Cash basis earnings on an operating basis	6,039	4,941	11,526	9,617
Capital charge	(3,485)	(2,703)	(7,035)	(5,392)

Shareholder value added	$2,554	$2,238	$4,491	$4,225

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.51%	1.46%	1.47%	1.47%
Effect of merger and restructuring charges, net of tax benefit	0.03	0.03	0.02	0.03

Operating return on average assets	1.54%	1.49%	1.49%	1.50%

Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	17.26%	18.93%	16.34%	18.44%
Effect of merger and restructuring charges, net of tax benefit	0.39	0.33	0.29	0.32

Operating return on average common shareholders’ equity	17.65%	19.26%	16.63%	18.76%

Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	47.06%	47.49%	48.38%	49.36%
Effect of merger and restructuring charges	(1.05)	(0.82)	(0.80)	(0.82)

Operating efficiency ratio	46.01%	46.67%	47.58%	48.54%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	41.76%	38.90%	44.14%	40.26%
Effect of merger and restructuring charges, net of tax benefit	(0.91)	(0.67)	(0.77)	(0.68)

Operating dividend payout ratio	40.85%	38.23%	43.37%	39.58%

Reconciliation of operating leverage to operating basis operating leverage
Operating leverage	1.14%	22.04%	2.54%	18.12%
Effect of merger and restructuring charges	0.63	—	—	0.75

Operating basis operating leverage	1.77%	22.04%	2.54%	18.87%

(1)	Operating basis excludes Merger and Restructuring Charges which were $194 million and $121 million for the three months ended June 30, 2006 and 2005, and $292 million and $233 million for the six months ended June 30, 2006 and 2005.

Core Net Interest Income – Managed Basis

In managing our business, we review core net interest income on a managed basis, which adjusts reported Net Interest Income on a FTE basis for the impact of market-based activities and certain securitizations. As discussed in the Global Corporate and Investment Banking business segment section beginning on page 62, we evaluate our market-based results and strategies on a total market-based revenue approach by combining Net Interest Income and Noninterest Income for the Capital Markets and Advisory Services business. We also adjust for loans that we originated and sold into certain securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 7

Core Net Interest Income - Managed Basis

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Net interest income
As reported (FTE basis)	$8,926	$7,828	$17,966	$15,534
Impact of market-based net interest income (1)	(379)	(520)	(790)	(1,068)

Core net interest income	8,547	7,308	17,176	14,466
Impact of securitizations	1,710	106	3,435	261

Core net interest income - managed basis	$10,257	$7,414	$20,611	$14,727

Average earning assets
As reported	$1,253,895	$1,118,518	$1,236,848	$1,081,908
Impact of market-based earning assets	(357,549)	(338,530)	(347,108)	(312,137)

Core average earning assets	896,346	779,988	889,740	769,771
Impact of securitizations	96,776	10,773	96,523	10,961

Core average earning assets - managed basis	$993,122	$790,761	$986,263	$780,732

Net interest yield contribution
As reported (FTE basis)	2.85%	2.80%	2.91%	2.88%
Impact of market-based activities	0.97	0.95	0.96	0.89

Core net interest yield on earning assets	3.82	3.75	3.87	3.77
Impact of securitizations	0.31	—	0.32	0.01

Core net interest yield on earning assets - managed basis	4.13%	3.75%	4.19%	3.78%

(1)	Market-based Net Interest Income represents Net Interest Income from the Capital Markets and Advisory Services business within Global Corporate and Investment Banking.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Core net interest income on a managed basis increased $2.8 billion. This increase was primarily driven by the impact of the MBNA merger, organic growth in consumer and commercial loans, and increases related to ALM activities, including increased portfolio balances, wholesale funding activity, and the impact of rates. Partially offsetting these increases were lower core deposit levels, excluding the impact of MBNA.

Core average earning assets on a managed basis increased $202.4 billion primarily due to the impact of the MBNA merger (increases in securitized and held assets), higher ALM levels (primarily residential mortgages), and higher levels of consumer and commercial loans from organic growth.

Core net interest yield on a managed basis increased 38 bps as a result of the impact of the MBNA merger and increases related to ALM activities mentioned above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

On a managed basis, core net interest income increased $5.9 billion, core average earning assets increased $205.5 billion, and core net interest yield increased 41 bps. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Table 8

Quarterly Average Balances and Interest Rates - FTE Basis

	Second Quarter 2006			First Quarter 2006
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets

Time deposits placed and other short-term investments	$16,691	$168	4.05%	$14,347	$139	3.92%
Federal funds sold and securities purchased under agreements to resell	179,104	1,900	4.25	174,711	1,709	3.94
Trading account assets	133,556	1,712	5.13	133,361	1,623	4.89
Securities	236,967	3,162	5.34	234,606	3,043	5.19
Loans and leases (1):
Residential mortgage	197,228	2,731	5.54	184,796	2,524	5.48
Credit card – domestic	64,980	2,168	13.38	68,169	2,180	12.97
Credit card – foreign	8,305	269	12.97	8,403	287	13.86
Home equity lines	67,182	1,231	7.35	64,198	1,112	7.02
Direct/Indirect consumer	56,715	1,057	7.46	55,025	986	7.24
Other consumer (2)	10,804	294	10.95	10,357	272	10.59

Total consumer	405,214	7,750	7.66	390,948	7,361	7.60

Commercial - domestic	148,445	2,695	7.28	144,693	2,490	6.97
Commercial real estate	36,749	680	7.41	36,676	632	6.99
Commercial lease financing	20,896	262	5.01	20,512	247	4.82
Commercial - foreign	24,345	456	7.52	23,139	427	7.48

Total commercial	230,435	4,093	7.12	225,020	3,796	6.83

Total loans and leases	635,649	11,843	7.47	615,968	11,157	7.32

Other earning assets	51,928	808	6.24	46,618	718	6.22

Total earning assets (3)	1,253,895	19,593	6.26	1,219,611	18,389	6.08

Cash and cash equivalents	35,070			34,857
Other assets, less allowance for loan and lease losses	167,039			161,905

Total assets	$1,456,004			$1,416,373

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,681	$76	0.84%	$35,550	$76	0.87%
NOW and money market deposit accounts	221,198	996	1.81	227,606	908	1.62
Consumer CDs and IRAs	141,408	1,393	3.95	135,068	1,177	3.53
Negotiable CDs, public funds and other time deposits	13,005	123	3.80	8,551	70	3.30

Total domestic interest-bearing deposits	411,292	2,588	2.52	406,775	2,231	2.22

Foreign interest-bearing deposits:
Banks located in foreign countries	32,456	489	6.05	30,116	424	5.71
Governments and official institutions	13,428	155	4.63	10,200	107	4.25
Time, savings and other	37,178	276	2.98	35,136	245	2.83

Total foreign interest-bearing deposits	83,062	920	4.44	75,452	776	4.17

Total interest-bearing deposits	494,354	3,508	2.85	482,227	3,007	2.53

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	408,734	4,842	4.75	399,896	4,309	4.37
Trading account liabilities	61,263	596	3.90	52,466	517	3.99
Long-term debt	125,620	1,721	5.48	117,018	1,516	5.18

Total interest-bearing liabilities (3)	1,089,971	10,667	3.92	1,051,607	9,349	3.60

Noninterest-bearing sources:
Noninterest-bearing deposits	180,442			177,594
Other liabilities	58,218			56,019
Shareholders’ equity	127,373			131,153

Total liabilities and shareholders’ equity	$1,456,004			$1,416,373

Net interest spread			2.34			2.48
Impact of noninterest-bearing sources			0.51			0.50

Net interest income/yield on earning assets (4)		$8,926	2.85%		$9,040	2.98%

	Fourth Quarter 2005			Third Quarter 2005			Second Quarter 2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Earning assets
Time deposits placed and other short-term investments	$14,619	$132	3.59%	$14,498	$125	3.43%	$13,696	$113	3.31%
Federal funds sold and securities purchased under agreements to resell	165,908	1,477	3.55	176,650	1,382	3.12	185,835	1,249	2.69
Trading account assets	139,441	1,648	4.72	142,287	1,578	4.42	134,196	1,454	4.34
Securities	221,411	2,842	5.13	225,952	2,820	4.99	227,182	2,825	4.98
Loans and leases (1):
Residential mortgage	178,764	2,424	5.42	171,012	2,298	5.37	167,263	2,285	5.47
Credit card – domestic	56,858	1,747	12.19	55,271	1,651	11.85	52,474	1,481	11.32
Credit card – foreign	—	—	—	—	—	—	—	—	—
Home equity lines	60,571	1,012	6.63	58,046	910	6.22	54,941	799	5.83
Direct/Indirect consumer	47,181	703	5.91	47,900	702	5.81	43,132	612	5.69
Other consumer (2)	6,653	184	11.01	6,715	170	10.05	6,968	155	8.96

Total consumer	350,027	6,070	6.90	338,944	5,731	6.73	324,778	5,332	6.58

Commercial - domestic	137,224	2,280	6.59	127,044	2,095	6.54	123,927	1,938	6.27
Commercial real estate	36,017	597	6.58	34,663	542	6.20	33,484	477	5.72
Commercial lease financing	20,178	241	4.79	20,402	239	4.69	20,446	252	4.93
Commercial – foreign	20,143	378	7.45	18,444	349	7.51	17,780	306	6.90

Total commercial	213,562	3,496	6.50	200,553	3,225	6.38	195,637	2,973	6.09

Total loans and leases	563,589	9,566	6.75	539,497	8,956	6.60	520,415	8,305	6.40

Other earning assets	40,582	596	5.83	38,745	542	5.57	37,194	512	5.52

Total earning assets (3)	1,145,550	16,261	5.65	1,137,629	15,403	5.39	1,118,518	14,458	5.18

Cash and cash equivalents	33,693			32,969			34,731
Other assets, less allowance for loan and lease losses	125,814			124,156			124,229

Total assets	$1,305,057			$1,294,754			$1,277,478

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,535	$68	0.76%	$35,853	$56	0.62%	$38,043	$52	0.54%
NOW and money market deposit accounts	224,122	721	1.28	224,341	743	1.31	229,174	723	1.27
Consumer CDs and IRAs	120,321	1,029	3.39	130,975	1,094	3.31	127,169	1,004	3.17
Negotiable CDs, public funds and other time deposits	5,085	27	2.13	4,414	47	4.23	7,751	82	4.22

Total domestic interest-bearing deposits	385,063	1,845	1.90	395,583	1,940	1.95	402,137	1,861	1.86

Foreign interest-bearing deposits:
Banks located in foreign countries	24,451	355	5.77	19,707	292	5.89	25,546	294	4.61
Governments and official institutions	7,579	73	3.84	7,317	62	3.37	7,936	59	2.97
Time, savings and other	32,624	203	2.46	32,024	177	2.19	30,973	149	1.94

Total foreign interest-bearing deposits	64,654	631	3.87	59,048	531	3.57	64,455	502	3.13

Total interest-bearing deposits	449,717	2,476	2.18	454,631	2,471	2.16	466,592	2,363	2.03

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	364,140	3,855	4.20	339,980	3,190	3.72	323,916	2,582	3.20
Trading account liabilities	56,880	619	4.32	68,132	707	4.12	60,987	611	4.02
Long-term debt	99,601	1,209	4.85	98,326	1,102	4.48	96,697	1,074	4.45

Total interest-bearing liabilities (3)	970,338	8,159	3.34	961,069	7,470	3.09	948,192	6,630	2.80

Noninterest-bearing sources:
Noninterest-bearing deposits	179,205			178,140			174,001
Other liabilities	55,566			54,299			56,456
Shareholders’ equity	99,948			101,246			98,829

Total liabilities and shareholders’ equity	$1,305,057			$1,294,754			$1,277,478

Net interest spread			2.31			2.30			2.38
Impact of noninterest-bearing sources			0.51			0.48			0.42

Net interest income/yield on earning assets(4)		$8,102	2.82%		$7,933	2.78%		$7,828	2.80%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance of $2,999 million and $3,012 million in the second and first quarters of 2006 and $2,916 million, $3,063 million, and $3,212 million in the fourth, third, and second quarters of 2005, respectively; foreign consumer of $7,798 million and $7,328 million in the second and first quarters of 2006 and $3,682 million, $3,541 million, and $3,505 million in the fourth, third, and second quarters of 2005, respectively; and consumer lease financing of $7 million and $17 million in the second and first quarters of 2006 and $55 million, $111 million, and $251 million in the fourth, third, and second quarters of 2005, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(54) million and $8 million in the second and first quarters of 2006 and $29 million, $86 million, and $168 million in the fourth, third, and second quarters of 2005, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $87 million and $136 million in the second and first quarters of 2006 and $254 million, $274 million, and $303 million in the fourth, third, and second quarters of 2005, respectively. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 102.
(4)	Interest income (FTE basis) for the three months ended June 30, 2006, does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to Net Interest Income and net interest yield on earning assets of this retroactive tax adjustment is a reduction of $270 million and 9 bps, respectively, for the three months ended June 30, 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for Net Interest Income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

Table 9

Year-to-date Average Balances and Interest Rates - FTE Basis

	Six Months Ended June 30
	2006			2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,525	$307	3.99%	$14,010	$214	3.09%
Federal funds sold and securities purchased under agreements to resell	176,919	3,609	4.09	166,950	2,153	2.59
Trading account assets	133,459	3,335	5.01	126,017	2,657	4.23
Securities	235,793	6,205	5.27	215,940	5,385	4.99
Loans and leases (1):
Residential mortgage	191,046	5,255	5.51	172,639	4,699	5.45
Credit card – domestic	66,566	4,348	13.17	51,895	2,854	11.09
Credit card – foreign	8,354	556	13.41	—	—	—
Home equity lines	65,698	2,343	7.19	53,219	1,491	5.65
Direct/Indirect consumer	55,875	2,043	7.35	42,380	1,184	5.63
Other consumer (2)	10,581	566	10.77	7,136	315	8.86

Total consumer	398,120	15,111	7.63	327,269	10,543	6.48

Commercial - domestic	146,580	5,185	7.13	123,865	3,892	6.34
Commercial real estate	36,713	1,312	7.20	33,252	907	5.50
Commercial lease financing	20,705	509	4.91	20,594	512	4.97
Commercial - foreign	23,745	883	7.50	17,676	564	6.44

Total commercial	227,743	7,889	6.98	195,387	5,875	6.06

Total loans and leases	625,863	23,000	7.40	522,656	16,418	6.32

Other earning assets	49,289	1,526	6.23	36,335	967	5.36

Total earning assets (3)	1,236,848	37,982	6.17	1,081,908	27,794	5.16

Cash and cash equivalents	34,964			33,065
Other assets, less allowance for loan and lease losses	164,486			124,407

Total assets	$1,436,298			$1,239,380

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,616	$152	0.86%	$37,525	$87	0.47%
NOW and money market deposit accounts	224,384	1,904	1.71	231,271	1,375	1.20
Consumer CDs and IRAs	138,256	2,570	3.75	123,101	1,969	3.23
Negotiable CDs, public funds and other time deposits	10,790	193	3.60	9,014	176	3.94

Total domestic interest-bearing deposits	409,046	4,819	2.38	400,911	3,607	1.81

Foreign interest-bearing deposits:
Banks located in foreign countries	31,292	913	5.88	23,824	554	4.69
Governments and official institutions	11,823	262	4.47	7,387	102	2.79
Time, savings and other	36,163	521	2.91	30,873	282	1.84

Total foreign interest-bearing deposits	79,278	1,696	4.32	62,084	938	3.05

Total interest-bearing deposits	488,324	6,515	2.69	462,995	4,545	1.98

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	404,339	9,151	4.56	300,331	4,570	3.07
Trading account liabilities	56,889	1,113	3.94	52,792	1,038	3.97
Long-term debt	121,343	3,237	5.34	96,434	2,107	4.37

Total interest-bearing liabilities (3)	1,070,895	20,016	3.76	912,552	12,260	2.71

Noninterest-bearing sources:
Noninterest-bearing deposits	179,026			171,048
Other liabilities	57,124			56,666
Shareholders’ equity	129,253			99,114

Total liabilities and shareholders’ equity	$1,436,298			$1,239,380

Net interest spread			2.41			2.45
Impact of noninterest-bearing sources			0.50			0.43

Net interest income/yield on earning assets (4)		$17,966	2.91%		$15,534	2.88%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance of $3,005 million and $3,287 million; foreign consumer of $7,564 million and $3,519 million; and consumer lease financing of $12 million and $330 million for the six months ended June 30, 2006 and 2005, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(46) million and $589 million in the six months ended June 30, 2006 and 2005. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $223 million and $807 million in the six months ended June 30, 2006 and 2005. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 102.
(4)	Interest income (FTE basis) for the six months ended June 30, 2006, does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to Net Interest Income and net interest yield on earning assets of this retroactive tax adjustment is a reduction of $270 million and 4 bps, respectively, for the six months ended June 30, 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for Net Interest Income and net interest yield on earning assets on a FTE basis. The impact on any given future periods is not expected to be material.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking, and Global Wealth and Investment Management. All Other consists of equity investment activities including Principal Investing and Corporate and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data on page 43. We begin by evaluating the operating results of the businesses, which by definition excludes Merger and Restructuring Charges. The segment results also reflect certain revenue and expense methodologies, which are utilized to determine operating income. The Net Interest Income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

The management accounting reporting process derives segment and business results by utilizing allocation methodologies for revenue, expense, and capital. The Net Income derived for the businesses are dependent upon revenue and cost allocations using an activity-based costing model, funds transfer pricing, other methodologies, and assumptions management believes are appropriate to reflect the results of the business.

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect Net Interest Income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses such as external product pricing decisions (i.e., Deposits), the effects of our internal funds transfer pricing process and other ALM actions such as portfolio positioning. These activities are reported in each of the Corporation’s segments under ALM/Other. In addition, any residual effect of the funds transfer pricing process is retained in All Other.

Certain allocation methodologies are utilized for expenses as well. An example, specifically with regard to cost allocation, is where banking center costs are not only allocated to various consumer businesses (i.e., Deposits, Mortgage, Card Services, etc) that utilize the banking center, but also are allocated to businesses in other segments such as Treasury Services within Global Corporate and Investment Banking. A discussion of the Corporation’s allocation methodologies is presented as part of Business Segment Operations on page 16 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market and operational risk components. The nature of these risks is discussed further beginning on page 80. ROE is calculated by dividing annualized Net Income by average allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e., equity). Cash basis earnings on an operating basis is defined as Net Income adjusted to exclude Merger and Restructuring Charges, and Amortization of Intangibles. The charge for capital is calculated by multiplying 11 percent

(management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Average equity is allocated to the business level using a methodology identical to that used in the ROE calculation. Management reviews the estimate of the rate used to calculate the capital charge annually. The Capital Asset Pricing Model is used to estimate our cost of capital.

See Note 14 of the Consolidated Financial Statements for additional business segment information, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Global Consumer and Small Business Banking

	Three Months Ended June 30, 2006
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/ Other
Net interest income (2)	$5,199	$2,465	$2,155	$149	$343	$87
Noninterest income
Service charges	1,349	1,349	—	—	—	—
Mortgage banking income	210	—	—	187	23	—
Card income	3,462	474	2,988	—	—	—
All other income	259	—	323	8	—	(72)

Total noninterest income	5,280	1,823	3,311	195	23	(72)

Total revenue (2)	10,479	4,288	5,466	344	366	15
Provision for credit losses	1,029	30	956	5	10	28
Noninterest expense	4,546	2,162	1,906	235	154	89

Income before income taxes (2)	4,904	2,096	2,604	104	202	(102)
Income tax expense	1,799	769	955	38	74	(37)

Net income	$3,105	$1,327	$1,649	$66	$128	$(65)

Shareholder value added	$1,750	$996	$701	$15	$90	$(52)
Net interest yield (2)	6.31%	2.94%	8.99%	1.78%	2.50%	n/m
Return on average equity	19.69	34.91	14.62	14.41	36.59	n/m
Efficiency ratio (2)	43.37	50.42	34.87	68.38	41.90	n/m
Period end - total assets (3)	$394,000	$352,058	$137,517	$36,598	$56,713	n/m

	Three Months Ended June 30, 2005
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/ Other
Net interest income (2)	$4,095	$2,050	$1,209	$188	$321	$327
Noninterest income
Service charges	1,244	1,244	—	—	—	—
Mortgage banking income	237	—	—	217	20	—
Card income	1,272	394	878	—	—	—
All other income	55	—	(6)	6	—	55

Total noninterest income	2,808	1,638	872	223	20	55

Total revenue (2)	6,903	3,688	2,081	411	341	382
Provision for credit losses	1,155	19	1,099	2	10	25
Noninterest expense	3,347	2,069	768	257	161	92

Income before income taxes (2)	2,401	1,600	214	152	170	265
Income tax expense	867	578	77	55	62	95

Net income	$1,534	$1,022	$137	$97	$108	$170

Shareholder value added	$876	$696	$(112)	$53	$79	$160
Net interest yield (2)	5.54%	2.66%	8.89%	2.03%	2.76%	n/m
Return on average equity	21.17	27.42	4.97	24.00	39.44	n/m
Efficiency ratio (2)	48.47	56.11	36.89	62.58	47.21	n/m
Period end - total assets (3)	$324,705	$322,295	$60,605	$42,847	$47,934	n/m

(1)	Card Services presented on a held view.
(2)	Fully taxable-equivalent basis
(3)	Total Assets include excess asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Consumer and Small Business Banking

	Six Months Ended June 30, 2006
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/ Other
Net interest income (2)	$10,577	$4,816	$4,344	$295	$678	$444
Noninterest income
Service charges	2,539	2,539	—	—	—	—
Mortgage banking income	415	—	—	375	40	—
Card income	6,721	905	5,816	—	—	—
All other income	399	—	572	21	—	(194)

Total noninterest income	10,074	3,444	6,388	396	40	(194)

Total revenue (2)	20,651	8,260	10,732	691	718	250
Provision for credit losses	2,276	58	2,110	9	20	79
Gains (losses) on sales of debt securities	(1)	—	—	—	—	(1)
Noninterest expense	9,227	4,363	3,917	463	307	177

Income before income taxes (2)	9,147	3,839	4,705	219	391	(7)
Income tax expense	3,372	1,415	1,734	81	144	(2)

Net income	$5,775	$2,424	$2,971	$138	$247	$(5)

Shareholder value added	$3,023	$1,774	$1,102	$37	$176	$(66)
Net interest yield (2)	6.46%	2.90%	9.03%	1.76%	2.53%	n/m
Return on average equity	18.10	32.39	13.33	14.88	38.43	n/m
Efficiency ratio (2)	44.68	52.82	36.50	67.05	42.77	n/m
Period end – total assets (3)	$394,000	$352,058	$137,517	$36,598	$56,713	n/m

	Six Months Ended June 30, 2005
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/ Other
Net interest income (2)	$8,317	$4,020	$2,365	$380	$625	$927
Noninterest income
Service charges	2,348	2,348	—	—	—	—
Mortgage banking income	511	—	—	472	39	—
Card income	2,416	736	1,680	—	—	—
All other income	170	—	47	9	—	114

Total noninterest income	5,445	3,084	1,727	481	39	114

Total revenue (2)	13,762	7,104	4,092	861	664	1,041
Provision for credit losses	1,866	12	1,798	7	18	31
Gains (losses) on sales of debt securities	(1)	—	—	—	—	(1)
Noninterest expense	6,584	4,000	1,525	533	343	183

Income before income taxes (2)	5,311	3,092	769	321	303	826
Income tax expense	1,895	1,105	273	115	108	294

Net income	$3,416	$1,987	$496	$206	$195	$532

Shareholder value added	$2,120	$1,338	$13	$118	$136	$515
Net interest yield (2)	5.61%	2.65%	8.85%	2.07%	2.76%	n/m
Return on average equity	23.81	26.70	9.20	25.37	36.35	n/m
Efficiency ratio (2)	47.84	56.31	37.28	61.91	51.66	n/m
Period end – total assets (3)	$324,705	$322,295	$60,605	$42,847	$47,934	n/m

(1)	Card Services presented on a held view.
(2)	Fully taxable-equivalent basis
(3)	Total Assets include excess asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Average
Total loans and leases	$187,607	$141,353	$187,108	$140,508
Total earning assets	330,560	296,662	330,005	298,977
Total assets	393,180	323,021	392,948	326,298
Total deposits	333,999	306,521	332,144	303,582
Allocated equity	63,243	29,078	64,333	28,935

Period End
Total loans and leases	$189,214	$143,085	$189,214	$143,085
Total earning assets	328,616	299,409	328,616	299,409
Total assets	394,000	324,705	394,000	324,705
Total deposits	336,841	307,388	336,841	307,388

The strategy of Global Consumer and Small Business Banking is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 30 states and the District of Columbia. With the recent acquisition of MBNA, we also provide credit card products to customers in Canada, Ireland, Spain, and the United Kingdom. We serve more than 54 million consumer and small business relationships utilizing our network of 5,779 banking centers, 16,984 domestic branded ATMs, and telephone and Internet channels. Within Global Consumer and Small Business Banking, there are four primary businesses: Deposits, Card Services, Mortgage, and Home Equity. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance).

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income increased $1.6 billion to $3.1 billion compared to the same period in 2005. Net Interest Income increased $1.1 billion, or 27 percent compared to the same period in 2005. The increase in Net Interest Income was primarily due to the MBNA acquisition and organic growth which increased Average Loans and Leases.

Noninterest Income increased $2.5 billion, or 88 percent compared to the same period in 2005, primarily due to the MBNA acquisition and organic growth. The increase was primarily due to increases of $2.2 billion in Card Income, an increase of $204 million in All Other Income, and an increase of $105 million in Service Charges. Card Income increased primarily due to an increase in excess servicing income due to the impact of the MBNA acquisition. All Other Income increased primarily as a result of the MBNA merger. Service Charges increased due to increased non-sufficient funds fees and overdraft charges resulting from new account growth.

The Provision for Credit Losses decreased $126 million, or 11 percent, to $1.0 billion compared to the same period in 2005, primarily resulting from a decrease in Card Services. For further discussion of this decrease in the Provision for Credit Losses related to Card Services, see the Card Services discussion on page 57.

Noninterest Expense increased $1.2 billion, or 36 percent, compared to the same period in 2005. The primary driver of the increase was the MBNA acquisition, which increased Personnel, Amortization of Intangibles and Marketing Expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income increased $2.4 billion to $5.8 billion compared to the same period in 2005. The increase to Net Income was primarily due to an increase in Net Interest Income of $2.3 billion and an increase to Noninterest Income of $4.6 billion, partially offset by increases in the Provision for Credit Losses of $410 million and Noninterest Expense of $2.6 billion. In addition to the impact of the MBNA merger and organic growth, this period also benefited from higher service charges on deposits.

Deposits

Deposits provides a comprehensive range of products to consumers and small businesses. Our products include traditional savings accounts, money market savings accounts, CDs and IRAs, and regular and interest-checking accounts. Debit cards are also included in Deposits.

Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate various account fees such as non-sufficient fund fees, overdraft charges and account service fees while debit cards generate interchange fees. Interchange fees are volume based and paid by merchants to have the debit transaction processed.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income increased $305 million, or 30 percent compared to the same period in 2005. The increase in Net Income was driven by an increase in Total Revenue of $600 million, or 16 percent compared to the same period in 2005. Driving this growth was an increase of $415 million, or 20 percent, in Net Interest Income resulting from an increase in deposit spreads and higher deposit levels. Deposit spreads increased 28 bps to 3.00 percent, compared to the same period in the prior year as the Corporation effectively managed pricing in a rising interest rate environment. Average deposits increased $27.5 billion, or nine percent compared to the same period in 2005, primarily due to the MBNA acquisition. Partially offsetting the increase in deposits was the migration of deposit balances to Global Wealth and Investment Management. The total cumulative average impact of migrated balances to Global Wealth and Investment Management was $49.3 billion compared to $39.1 billion for the same period in 2005. Noninterest Income increased $185 million, or 11 percent. The increase was driven by higher service charges and higher debit card interchange income. Service charges were higher due to increased non-sufficient funds fees and overdraft charges resulting from new account growth. The increase in debit card interchange income was primarily due to a higher number of active debit cards, increased usage, and continued improvement in penetration and activation rates.

Total Noninterest Expense increased $93 million, or four percent, compared to the same period in 2005, primarily driven by costs associated with new account volume.

We added approximately 701,000 net new retail checking accounts and 392,000 net new retail savings accounts in the second quarter of 2006. These additions resulted from continued improvement in sales and service results in the Banking Center Channel and the introduction of certain products such as Keep the ChangeTM.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income increased $437 million, or 22 percent, compared to the same period in 2005. The increase in Net Income was driven by an increase in Total Revenue of $1.2 billion, partially offset by an increase in Noninterest Expense of $363 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

We added approximately 1,304,000 net new retail checking accounts and 875,000 net new retail savings accounts in the first six months of 2006. These additions resulted from continued improvement in sales and service results in the Banking Center Channel, the introduction of certain products and the success of focused marketing efforts.

Card Services

Card Services, which excludes debit cards, provides a broad offering of products, including U.S. Consumer and Business Credit Card, Consumer Finance, International Loan Products, including foreign credit card, and Merchant Services. Through the MBNA acquisition, we offer a variety of co-branded and affinity credit card products and have also become the leading issuer of credit cards through endorsed marketing. Prior to the acquisition of MBNA, Card Services only included U.S. Consumer Card, Business Credit Card, and Merchant Services.

We evaluate our Card Services business on both a held and managed basis (a non-GAAP measure). Managed basis treats securitized loan receivables as if they were still on the balance sheet and presents the earnings on the sold loan receivables as if they were not sold. We evaluate Card Services operations on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. The credit performance of the managed portfolio is important to understanding the results of card operations.

The following tables reconcile the Card Services portfolio and certain credit card data on a held basis to a managed basis to reflect the impact of securitizations. For assets that have been securitized, we record excess servicing income, a component of Card Income, rather than Net Interest Income and Provision for Credit Losses, as we are compensated for servicing. In a securitization, the credit card receivables, not the ongoing relationships, are sold to the trust. After the revolving period of the securitization, assuming no new securitizations, the newly generated credit card receivables arising from these relationships are recorded on our balance sheet. This has the effect of increasing Loans and Leases, and increasing Net Interest Income and Provision for Credit Losses (including net charge-offs), with a reduction in Noninterest Income. Managed Noninterest Income includes the impact of the gains recognized on securitized loan principal receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (SFAS No. 140).

Card Services Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Income Statement Data

Held total revenue	$5,466	$2,081	$10,732	$4,092
Securitizations impact	778	135	1,432	280

Managed total revenue	$6,244	$2,216	$12,164	$4,372

Held provision for credit losses	$956	$1,099	$2,110	$1,798
Securitizations impact	778	135	1,432	280

Managed credit impact	$1,734	$1,234	$3,542	$2,078

Balance Sheet Data

Average held card services outstandings	$93,115	$54,337	$93,510	$53,659
Securitizations impact	94,952	6,063	93,870	6,447

Average managed card services outstandings	$188,067	$60,400	$187,380	$60,106

Ending held card services outstandings	$93,217	$55,948	$93,217	$55,948
Securitizations impact	96,848	5,420	96,848	5,420

Ending managed card services outstandings	$190,065	$61,368	$190,065	$61,368

Credit Quality Statistics (1)

Held net charge-offs	$904	$794	$1,582	$1,555
Securitizations impact	778	135	1,432	280

Managed card services net losses	$1,682	$929	$3,014	$1,835

Held net charge-offs	3.89%	5.85%	3.41%	5.84%
Securitizations impact	(0.30)	0.32	(0.17)	0.32

Managed card services net losses	3.59%	6.17%	3.24%	6.16%

Credit Card Data (2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Balance Sheet Data

Average held credit card outstandings	$73,285	$52,474	$74,920	$51,895
Securitizations impact	88,032	6,063	86,805	6,447

Average managed credit card outstandings	$161,317	$58,537	$161,725	$58,342

Ending held credit card outstandings	$71,566	$53,863	$71,566	$53,863
Securitizations impact	90,564	5,420	90,564	5,420

Ending managed credit card outstandings	$162,130	$59,283	$162,130	$59,283

Credit Quality Statistics (1)

Held net charge-offs	$780	$774	$1,433	$1,514
Securitizations impact	694	135	1,287	280

Managed credit card net losses	$1,474	$909	$2,720	$1,794

Held net charge-offs	4.27%	5.91%	3.86%	5.88%
Securitizations impact	(0.60)	0.32	(0.47)	0.32

Managed credit card net losses	3.67%	6.23%	3.39%	6.20%

(1)	American Institute of Certified Public Accountants (AICPA) Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) decreased held net charge-offs for Card Services and credit card $27 million or 12 bps and $13 million or 7 bps for the three months ended June 30, 2006. Managed net losses for Card Services and credit card decreased $27 million or 6 bps and $13 million or 3 bps. SOP 03-3 decreased held net charge-offs for Card Services and credit card $237 million or 51 bps and $122 million or 32 bps for the six months ended June 30, 2006. Managed net losses for Card Services and credit card decreased $237 million or 26 bps and $122 million or 15 bps. See discussion of SOP 03-3 in the Consumer Portfolio Credit Quality Performance section.
(2)	Includes U.S. Consumer Card and foreign credit card. Does not include Business Credit Card.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income increased $1.5 billion to $1.6 billion compared to the same period in 2005 due to the growth in Total Revenue and favorable credit quality, partially offset by an increase in Noninterest Expense. The MBNA acquisition increased Card Services revenue when compared to the same period in 2005. Held Card Services revenue increased $3.4 billion to $5.5 billion. Contributing to this increase was the $946 million increase in held Net Interest Income, due to an increase in average held credit card outstandings from the MBNA merger.

Also driving Card Services held revenue was an increase in Noninterest Income of $2.4 billion compared to the same period in 2005 due to the MBNA acquisition and organic growth. The MBNA acquisition increased excess servicing income, interchange income, cash advance fees and all other income. All other income also increased due to MasterCard Incorporated’s (“MasterCard’s”) initial public offering.

In connection with MasterCard’s initial public offering on May 24, 2006, the Corporation’s previous investment in MasterCard was exchanged for new shares at a ratio of 1 to 1.35. Subsequent to the initial public offering, MasterCard redeemed approximately 59 percent of these shares for cash. The Corporation is restricted from selling the remaining 41 percent of unredeemed shares to the general public for a period of four years. As it relates to shares historically owned by the Corporation, a net pre-tax gain of approximately $36 million was recorded in all other income relating to the shares redeemed for cash and no gain was recorded associated with the unredeemed shares. A gain will be recognized through all other income when the unredeemed shares are sold. For shares historically owned by MBNA, a purchase accounting adjustment of $71 million was recorded as a reduction of Goodwill to record the fair value of both the redeemed and unredeemed MasterCard shares.

Held Provision for Credit Losses decreased $143 million to $956 million compared to the same period in 2005. This reduction was primarily due to reduced credit-related costs on the domestic credit card portfolio, in part driven by the absence of $210 million provision recorded in 2005 to establish reserves for changes in credit card minimum payment requirements. These decreases were partially offset by the addition of the MBNA portfolio.

Card Services held net charge-offs were $904 million, $110 million higher than the same quarter in 2005 driven by the addition of the MBNA portfolio. Credit card held net charge-offs, were $780 million, or 4.27 percent compared to $774 million, or 5.91 percent a year ago. This increase was primarily due to the impact of the addition of the MBNA portfolio and new advances on accounts for which previous loan balances were sold to the securitization trusts. These increases were partially offset by lower bankruptcy-related net charge-offs and from changes made in 2004 in credit card minimum payment requirements which increased 2005 net charge-offs.

Managed Card Services revenue increased $4.0 billion to $6.2 billion compared to the same period in 2005. This increase was driven by the acquisition of MBNA which increased average managed credit card outstandings, net interest income, interchange and other fee income.

Managed Card Services net losses were $1.7 billion, $753 million higher than the same quarter in 2005. This increase was primarily driven by managed credit card net losses, which were $1.5 billion, or 3.67 percent of total average managed credit card loans compared to $909 million, or 6.23 percent, for the same period in 2005. Managed losses were higher primarily due to the addition of the MBNA portfolio. The 256 bps decrease in the net losses ratio for the managed credit card portfolio was driven by a decrease in net losses resulting from bankruptcy reform and from changes made in 2004 in credit card minimum payment requirements which increased 2005 net losses.

Total Noninterest Expense increased $1.1 billion to $1.9 billion compared to the same period in 2005, primarily driven by the MBNA merger.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income increased $2.5 billion to $3.0 billion compared to the same period in 2005. The increase in Net Income was due to increases of $2.0 billion in Net Interest Income and $4.7 billion in Noninterest Income, partially offset by an increase of $2.4 billion in Noninterest Expense.

Held Provision for Credit Losses increased $312 million to $2.1 billion. This increase was primarily due to the impact of the addition of the MBNA portfolio, partially offset by reduced credit-related costs on the domestic credit card portfolio, in part driven by the absence of $210 million provision recorded in 2005 to establish reserves for changes in credit card minimum payment requirements.

Card Services held net charge-offs were $1.6 billion, $27 million higher than the same period in 2005, driven by the addition of the MBNA portfolio. Credit card held net charge-offs were $1.4 billion, or 3.86 percent compared to $1.5 billion, or 5.88 percent for the same period in 2005.

Managed Card Services revenue increased $7.8 billion to $12.2 billion compared to the same period in 2005. Managed credit card net losses were $2.7 billion, or 3.39 percent of total average managed credit card loans compared to $1.8 billion, or 6.20 percent, for the same period in 2005.

These period over period changes for the six months ended June 30, 2006, were primarily driven by the same factors as described in the three month discussion above.

Mortgage

Mortgage generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Mortgage products are available to our customers through a retail network of personal bankers located in 5,779 banking centers, sales account executives in over 150 locations and through a sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 6,800 mortgage brokers in 48 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans. To manage this portfolio, these products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes.

The first mortgage business includes the origination, fulfillment, sale and servicing of first mortgage loan products. Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors. Servicing income includes ancillary income derived in connection with these activities, such as late fees.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Across all business lines of the Corporation, Mortgage production was $23.4 billion compared to $21.1 billion in same period of 2005. Of this volume, $15.5 billion was originated through retail channels, and $7.9 billion was originated through the wholesale channel compared to $15.1 billion and $6.0 billion through these channels for the same period in 2005.

Net Income for Mortgage decreased $31 million, or 32 percent, due to a decrease in Total Revenue of $67 million to $344 million, partially offset by a $22 million decrease in Noninterest Expense. The change in Total Revenue was due to a decrease of $39 million in Net Interest Income and a decrease of $30 million in Mortgage Banking Income. The decrease in Net Interest Income was primarily driven by the impact of spread compression due to the flattening yield curve and the $3.5 billion decrease in average residential first mortgage balances to $33.4 billion. The decrease in Mortgage Banking Income was primarily due to margin compression which negatively impacted the pricing of loans sold into secondary markets. Loans sold into secondary markets decreased $6.2 billion compared to the same period in 2005 driven by a strategic shift to retain a larger share of mortgage production on the Corporation’s balance sheet. Mortgage Banking Income within Global Consumer and Small Business Banking was compensated on a management accounting basis for this strategic shift with the corresponding offset recorded in All Other.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Across all business lines of the Corporation, Mortgage production was $40.6 billion compared to $38.6 billion in same period of 2005. Of this volume, $27.1 billion was originated through retail channels, and $13.5 billion was originated through the wholesale channel compared to $27.0 billion and $11.6 billion through these channels for the same period in 2005.

Net Income for Mortgage decreased $68 million, or 33 percent, compared to the same period in 2005. The decrease to Net Income was due to a $97 million decrease in Mortgage Banking Income and a $85 million decrease in Net Interest Income, partially offset by a $70 million decrease in Noninterest Expense. In addition to the impacts discussed above, Mortgage Banking Income was impacted by the weaker performance of Mortgage Servicing Rights (MSRs) and the derivatives used to economically hedge changes in the fair values of the MSRs.

The Mortgage servicing portfolio includes originated and retained residential mortgages and loans serviced for others. The servicing portfolio at June 30, 2006 was $313.0 billion, $16.2 billion higher than December 31, 2005, primarily driven by production and lower prepayment rates.

At June 30, 2006, the consumer MSR balance was $3.1 billion, an increase of $425 million, or 16 percent, from December 31, 2005. This value represented 139 bps of the related unpaid principal balance, a 17 bps increase from December 31, 2005.

Home Equity

Home Equity generates revenue by providing an extensive line of home equity products and services to customers nationwide. Home Equity products include lines of credit and home equity loans, and are also available to our customers through our retail network.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income for Home Equity increased $20 million, or 19 percent compared to the same period in 2005. Driving this increase in Net Income was Total Revenue, which increased $25 million to $366 million compared to the same period in 2005, primarily attributable to account growth and larger line sizes resulting from enhanced product offerings and the expanding home equity market.

Home Equity average balances across all business lines of the Corporation grew $13.6 billion, or 22 percent, to $75.9 billion and production volume improved $1.7 billion, or nine percent, to $21.1 billion compared to same period in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income for Home Equity increased $52 million, or 27 percent compared to the same period in 2005. Total Revenue for Home Equity increased $54 million to $718 million. This period over period change was primarily driven by the same factors as described in the three month discussion above.

Home Equity average balances across all business lines of the Corporation grew $13.6 billion, or 23 percent, to $74.2 billion and production volume improved $5.2 billion, or 15 percent, to $39.7 billion compared to same period in 2005. The Home Equity servicing portfolio at June 30, 2006 was $78.3 billion, $6.7 billion higher than December 31, 2005, driven primarily by increased production.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s Net Interest Income from ALM activities, the residual of the allocation mechanism to record card securitizations at a transfer pricing rate and the results of other consumer-related businesses (e.g., insurance).

Net Income decreased $235 million and $537 million for the three and six months ended June 30, 2006 compared to the same periods in 2005. The decreases were primarily a result of a lower contribution from ALM activities due to the flattening yield curve.

Global Corporate and Investment Banking

	Three Months Ended June 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income(1)	$2,713	$1,151	$379	$997	$186
Noninterest income
Service charges	703	124	28	503	48
Investment and brokerage services	278	5	227	7	39
Investment banking income	645	—	644	—	1
Trading account profits	872	19	780	12	61
All other income	506	212	62	184	48

Total noninterest income	3,004	360	1,741	706	197

Total revenue(1)	5,717	1,511	2,120	1,703	383
Provision for credit losses	41	19	8	(5)	19
Gains (losses) on sales of debt securities	(3)	(4)	(1)	—	2
Noninterest expense	2,956	534	1,311	822	289

Income before income taxes (1)	2,717	954	800	886	77
Income tax expense	1,001	365	296	327	13

Net income	$1,716	$589	$504	$559	$64

Shareholder value added	$574	$157	$207	$382	$(172)
Net interest yield(1)	1.77%	2.02%	n/m	2.93%	n/m
Return on average equity	15.94	14.00	18.55%	33.05	n/m
Efficiency ratio(1)	51.71	35.35	61.85	48.27	n/m
Period end - total assets (2)	$666,070	$237,298	$358,785	$155,983	n/m

	Three Months Ended June 30, 2005
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income(1)	$2,783	$1,224	$520	$794	$245
Noninterest income
Service charges	655	118	25	472	40
Investment and brokerage services	262	4	225	7	26
Investment banking income	441	—	441	—	—
Trading account profits	232	(43)	229	20	26
All other income	535	191	87	186	71

Total noninterest income	2,125	270	1,007	685	163

Total revenue(1)	4,908	1,494	1,527	1,479	408
Provision for credit losses	(249)	(202)	1	—	(48)
Gains on sales of debt securities	121	39	12	—	70
Noninterest expense	2,603	496	1,035	788	284

Income before income taxes (1)	2,675	1,239	503	691	242
Income tax expense	970	450	181	249	90

Net income	$1,705	$789	$322	$442	$152

Shareholder value added	$620	$408	$60	$268	$(116)
Net interest yield(1)	1.99%	2.45%	n/m	2.30%	n/m
Return on average equity	16.62	21.07	13.45%	26.45	n/m
Efficiency ratio(1)	53.02	33.20	67.78	53.28	n/m
Period end - total assets (2)	$605,080	$207,186	$333,474	$165,460	n/m

(1)	Fully taxable-equivalent basis
(2)	Total Assets include excess asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Corporate and Investment Banking

	Six Months Ended June 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income(1)	$5,427	$2,301	$790	$1,966	$370
Noninterest income
Service charges	1,390	250	61	987	92
Investment and brokerage services	550	9	453	15	73
Investment banking income	1,167	—	1,166	—	1
Trading account profits	1,880	34	1,703	23	120
All other income	863	268	151	343	101

Total noninterest income	5,850	561	3,534	1,368	387

Total revenue(1)	11,277	2,862	4,324	3,334	757
Provision for credit losses	80	35	11	1	33
Gains on sales of debt securities	20	5	4	—	11
Noninterest expense	5,987	1,049	2,708	1,627	603

Income before income taxes (1)	5,230	1,783	1,609	1,706	132
Income tax expense	1,931	672	596	631	32

Net income	$3,299	$1,111	$1,013	$1,075	$100

Shareholder value added	$1,037	$258	$426	$694	$(341)
Net interest yield(1)	1.82%	2.05%	n/m	2.88%	n/m
Return on average equity	15.47	13.40	18.85%	29.55	n/m
Efficiency ratio(1)	53.09	36.65	62.63	48.80	n/m
Period end - total assets (2)	$666,070	$237,298	$358,785	$155,983	n/m

	Six Months Ended June 30, 2005
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income(1)	$5,638	$2,425	$1,068	$1,559	$586
Noninterest income
Service charges	1,306	230	47	949	80
Investment and brokerage services	509	8	434	14	53
Investment banking income	813	—	813	—	—
Trading account profits	892	(41)	845	41	47
All other income	1,196	508	171	328	189

Total noninterest income	4,716	705	2,310	1,332	369

Total revenue(1)	10,354	3,130	3,378	2,891	955
Provision for credit losses	(399)	(254)	(1)	(5)	(139)
Gains on sales of debt securities	151	60	20	—	71
Noninterest expense	5,310	992	2,210	1,570	538

Income before income taxes (1)	5,594	2,452	1,189	1,326	627
Income tax expense	2,041	871	422	477	271

Net income	$3,553	$1,581	$767	$849	$356

Shareholder value added	$1,367	$806	$242	$515	$(196)
Net interest yield(1)	2.14%	2.49%	n/m	2.25%	n/m
Return on average equity	17.18	20.80	15.95%	26.35	n/m
Efficiency ratio(1)	51.29	31.69	65.42	54.31	n/m
Period end - total assets (2)	$605,080	$207,186	$333,474	$165,460	n/m

(1)	Fully taxable-equivalent basis
(2)	Total Assets include excess asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Average
Total loans and leases	$243,140	$207,927	$239,996	$206,947
Total trading-related assets	332,688	332,432	325,223	305,650
Total earning assets	613,246	562,134	600,154	532,051
Total assets	700,237	645,866	684,099	614,721
Total deposits	205,263	191,471	201,597	188,868
Allocated equity	43,179	41,145	43,002	41,705

Period end
Total loans and leases	$246,287	$210,787	$246,287	$210,787
Total trading-related assets	294,435	291,556	294,435	291,556
Total earning assets	584,249	515,706	584,249	515,706
Total assets	666,070	605,080	666,070	605,080
Total deposits	203,138	189,679	203,138	189,679

Global Corporate and Investment Banking provides a wide range of financial services, to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients, using a strategy to deliver value-added financial products and advisory solutions. Global Corporate and Investment Banking’s products and services are delivered from three primary businesses: Business Lending, Capital Markets and Advisory Services, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other commercial-related businesses such as Latin America and Asia Commercial and Retail operations based in Hong Kong. In addition to our operations in Latin America, our clients are supported through offices in 26 countries that are divided into three distinct geographic regions: U.S. and Canada; Asia; and Europe, Middle East and Africa. For more information on our Latin American and Asian operations, see Foreign Portfolio beginning on page 91.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income remained flat at $1.7 billion due to increases in Noninterest Income which were offset by declines in Gains (Losses) on Sales of Debt Securities, Net Interest Income and increases in Noninterest Expense and Provision for Credit Losses.

Although Global Corporate and Investment Banking experienced overall growth in Average Loans and Leases of $35.2 billion, or 17 percent, Net Interest Income declined due to spread compression resulting in a lower contribution from Business Lending and ALM activities. These declines were partially offset by wider spreads in our Treasury Services deposit base as the Corporation effectively managed pricing in a rising interest rate environment.

Noninterest Income increased $879 million, or 41 percent, driven by increases in higher Trading Account Profits of $640 million and Investment Banking Income of $204 million. The increases in Trading Account Profits and Investment Banking Income were due to a more favorable trading environment along with higher sales and trading activity as previous investments in personnel and trading infrastructure came to fruition.

Provision for Credit Losses was $41 million compared to negative $249 million for the same period in the prior year. The change in the Provision for Credit Losses was primarily due to the absence this quarter of benefits from the release of reserves in 2005 related to reduced uncertainties associated with the FleetBoston credit integration and reduced exposures in Latin America as well as higher net charge-offs in 2006.

Gains (Losses) on Sales of Debt Securities decreased $124 million to $(3) million, due to the absence of the sale of certain Latin American securities that occurred in the second quarter of 2005.

Noninterest Expense increased $353 million, or 14 percent, due to increased Personnel expense, including performance-based incentive compensation, as well as increased general operating costs.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income decreased $254 million, or seven percent. Within this overall decrease of Net Income, there was an increase in Total Revenue of $923 million largely due to increases in Trading Account Profits and Investment Banking Income. This increase in Total Revenue was offset by the increase in the Provision for Credit Losses. Provision for Credit Losses was $80 million compared to negative $399 million for the same period in the prior year. Additionally, Noninterest Expense increased $677 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Business Lending

Business Lending provides a wide range of lending-related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing solutions. Also included are indirect consumer loans which allow us to offer financing through auto, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain credit counterparties utilizing various risk mitigation tools such as Credit Default Swaps (CDS) and may also use other products to help reduce hedging costs.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income decreased $200 million, or 25 percent, primarily due to an increase in Provision for Credit Losses combined with a decrease in Net Interest Income. The decrease in Net Interest Income was driven by the impact of lower spreads on investments and the loan portfolio which partially offset growth in Average Loans and Leases. Average Loans and Leases increased $26.6 billion, or 14 percent, due to growth in the commercial loan portfolio primarily driven by new business and increased line utilization. In addition, the loan portfolio increased due to the additional purchases of retail automotive loans. Provision for Credit Losses was $19 million compared to negative $202 million for the same period in the prior year. The change in the Provision for Credit Losses was due to the absence of benefits from the release of reserves in 2005 related to reduced uncertainties associated with the Fleet Boston credit integration as well as higher net charge-offs in 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income decreased $470 million, or 30 percent. This decrease in Net Income was primarily due to an increase in the Provision for Credit Losses combined with a decrease in Total Revenue. The Provision for Credit Losses was $35 million, compared to negative $254 million for the same period in the prior year. In addition to the factors described in the three month discussion above, Noninterest Income decreased $144 million as a result of the gains in the first half of 2005 from spread widening in certain industries on our credit default protection purchased.

Capital Markets and Advisory Services

Capital Markets and Advisory Services provides products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities, merger-related advisory services and risk management solutions using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the business may take positions in these products and participate in market-making activities dealing in equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. We also provide debt and equity securities research through Banc of America Securities, LLC. This business is a primary dealer in the U.S. and in several international locations.

Capital Markets and Advisory Services market-based revenue includes Net Interest Income, Noninterest Income, including equity income, and Gains (Losses) on Sales of Debt Securities. We evaluate our trading results and strategies based on total market-based revenue. The following table presents further detail regarding Capital Markets and Advisory Services market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives, foreign exchange contracts and public finance), credit products (primarily investment and noninvestment grade corporate debt obligations and credit derivatives) and structured products (primarily commercial mortgage-backed securities, residential mortgage-backed securities, and collateralized debt obligations); and equity income from equity-linked derivatives and securities; and cash equity activity.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Investment banking income
Advisory fees	$54	$73	$130	$133
Debt underwriting	476	311	856	585
Equity underwriting	114	57	180	95

Total investment banking income	644	441	1,166	813

Sales and trading
Fixed income:
Liquid products	612	485	1,206	979
Credit products	141	93	440	351
Structured products	382	170	730	484

Total fixed income	1,135	748	2,376	1,814
Equity income	340	350	786	771

Total sales and trading(1)	1,475	1,098	3,162	2,585

Total Capital Markets and Advisory Services Market-based Revenue(1)	$2,119	$1,539	$4,328	$3,398

(1)	Includes Gains (Losses) on Sales of Debt Securities of $(1) million and $12 million for the three months ended June 30, 2006 and 2005, and $4 million and $20 million for the six months ended June 30, 2006 and 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income increased $182 million, or 57 percent, as an increase in Total Capital Markets and Advisory Services market-based revenue was partially offset by an increase in Noninterest Expense.

Total Capital Markets and Advisory Services market-based revenue was $2.1 billion, representing an increase of $580 million, or 38 percent. An increase in Investment Banking Income of $203 million, or 46 percent, was benefited by increased market activity and continued leadership in leveraged debt underwriting. Increases in Sales and Trading of $377 million, or 34 percent, were driven by fixed income activity in a favorable market environment as well as benefits from previous investments in personnel and trading infrastructure.

Noninterest Expense increased $276 million, or 27 percent, due to higher Personnel expense, including performance-based incentive compensation, and general operating costs.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income increased $246 million, or 32 percent. This was driven primarily by increases in Sales and Trading’s fixed income activity of $562 million, or 31 percent, and an increase in Investment Banking Income of $353 million, or 43 percent, which were partially offset by an increase in performance-based compensation expense. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Treasury Services

Treasury Services provides integrated working capital management and treasury solutions to clients across the U.S. and 52 countries through our network of proprietary offices and special clearing arrangements. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our products and services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Net Interest Income is derived from interest and noninterest-bearing deposits, sweep investments, and other liability management products. Noninterest Income is generated from payment and receipt products, merchant services, wholesale card products, and trade services and is comprised primarily of service charges which are net of market-based earnings credit rates applied against noninterest-bearing deposits.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income increased $117 million, or 26 percent, primarily due to an increase in Net Interest Income. Net Interest Income from Treasury Services increased $203 million, or 26 percent, driven primarily by wider spreads associated with higher short-term interest rates, increasing the value of the Treasury Services deposit base. This was partially offset by the impact of a $4.6 billion, or three percent, decrease in Treasury Services Average Deposits. This decrease was due primarily to a slowdown in the mortgage and title business reducing real estate escrow and demand deposit balances.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income increased $226 million, or 27 percent. This increase in Net Income was primarily due to the increase in Net Interest Income of $407 million. This period over period change was primarily driven by the same factors as described in the three month discussion above.

ALM/Other

ALM/Other is comprised primarily of our full-service Latin American operations in Brazil, Chile, Argentina and Uruguay, and our commercial and wealth and investment management operations in Mexico. These operations primarily service indigenous and multinational corporations, small businesses and affluent consumers. ALM/Other also includes Asia Commercial and Retail operations based in Hong Kong, and an allocation of a portion of the Corporation’s Net Interest Income from ALM activities. For more information on our Latin America and Asian operations, see Foreign Portfolio beginning on page 91.

Net Income decreased $88 million and $256 million for the three and six months ended June 30, 2006 and 2005. Total Revenue decreased $25 million and $198 million for the three and six months ended June 30, 2006 and 2005, compared to the same periods in the prior year. The decrease in Total Revenue was driven by the impact of the flattening yield curve on the results of ALM activities, partially offset by the positive impact of local currency exchange rates and wider spreads on loans and deposits in Latin America. The Provision for Credit Losses was $33 million for the six months ended June 30, 2006, compared to negative $139 million for the same period in the prior year. The change in the Provision for Credit Losses was primarily due to the absence of the benefit received in 2005 from reduced exposures in Latin America. Higher Latin America net charge-offs in 2006 also contributed to the increase in provision expense.

On October 13, 2005, we announced an agreement to sell our asset management business in Mexico with $1.8 billion of assets under management to Grupo Financiero Santander Serfin (Santander). The sale will be completed in 2006.

In December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Ltd for the sale of BankBoston Argentina assets and liabilities. The transaction is subject to obtaining all necessary regulatory approvals. The sale is expected to be completed in 2006.

On May 2, 2006, we announced an agreement to exchange our BankBoston operations in Brazil for approximately $2.2 billion in equity of Banco Itau, Brazil’s second largest nongovernment-owned banking company. We further agreed to negotiate exclusively with Banco Itau to sell BankBoston’s assets in Chile, Uruguay and certain other operations and accounts related to Latin America. Closing of the transaction for the exchange of BankBoston’s operations in Brazil will be subject to obtaining all necessary regulatory approvals and is expected to be completed in the third quarter of 2006.

Global Wealth and Investment Management

	Three Months Ended June 30, 2006
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$986	$258	$(12)	$508	$232
Noninterest income
Investment and brokerage services	870	268	377	188	37
All other income	99	23	12	36	28

Total noninterest income	969	291	389	224	65

Total revenue (1)	1,955	549	377	732	297
Provision for credit losses	(40)	(44)	—	4	—
Noninterest expense	991	283	248	324	136

Income before income taxes (1)	1,004	310	129	404	161
Income tax expense	370	115	48	150	57

Net income	$634	$195	$81	$254	$104

Shareholder value added	$382	$128	$47	$177	$30
Net interest yield (1)	3.39%	3.40%	n/m	4.30%	n/m
Return on average equity	25.76	30.03	20.34%	34.39	n/m
Efficiency ratio (1)	50.68	51.53	65.60	44.26	n/m
Period end - total assets	$123,119	$32,006	$2,885	$51,731	n/m

	Three Months Ended June 30, 2005
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$923	$250	$5	$410	$258
Noninterest income
Investment and brokerage services	788	273	321	163	31
All other income	79	18	1	37	23

Total noninterest income	867	291	322	200	54

Total revenue (1)	1,790	541	327	610	312
Provision for credit losses	(9)	(13)	—	4	—
Noninterest expense	929	306	227	311	85

Income before income taxes (1)	870	248	100	295	227
Income tax expense	314	92	37	106	79

Net income	$556	$156	$63	$189	$148

Shareholder value added	$293	$98	$26	$103	$66
Net interest yield (1)	3.02%	3.40%	n/m	3.00%	n/m
Return on average equity	21.64	26.85	14.85%	23.23	n/m
Efficiency ratio (1)	51.91	56.54	69.29	50.98	n/m
Period end – total assets	$129,840	$30,866	$2,638	$55,002	n/m

(1)	Fully taxable-equivalent basis

n/m = not meaningful

Global Wealth and Investment Management

	Six Months Ended June 30, 2006
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$1,967	$504	$(21)	$1,019	$465
Noninterest income
Investment and brokerage services	1,704	520	741	367	76
All other income	252	61	22	60	109

Total noninterest income	1,956	581	763	427	185

Total revenue (1)	3,923	1,085	742	1,446	650
Provision for credit losses	(41)	(48)	—	7	—
Noninterest expense	1,982	606	483	672	221

Income before income taxes (1)	1,982	527	259	767	429
Income tax expense	734	195	96	284	159

Net income	$1,248	$332	$163	$483	$270

Shareholder value added	$718	$212	$95	$311	$100
Net interest yield (1)	3.40%	3.32%	n/m	4.22%	n/m
Return on average equity	24.15	28.23	20.53%	29.63	n/m
Efficiency ratio (1)	50.53	55.85	65.06	46.47	n/m
Period end – total assets	$123,119	$32,006	$2,885	$51,731	n/m

	Six Months Ended June 30, 2005
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$1,878	$496	$9	$783	$590
Noninterest income
Investment and brokerage services	1,555	529	635	326	65
All other income	170	33	13	72	52

Total noninterest income	1,725	562	648	398	117

Total revenue (1)	3,603	1,058	657	1,181	707
Provision for credit losses	(7)	(15)	—	8	—
Noninterest expense	1,839	616	448	627	148

Income before income taxes (1)	1,771	457	209	546	559
Income tax expense	632	169	77	197	189

Net income	$1,139	$288	$132	$349	$370

Shareholder value added	$628	$173	$58	$183	$214
Net interest yield (1)	3.14%	3.38%	n/m	2.85%	n/m
Return on average equity	22.77	25.12	15.55%	22.17	n/m
Efficiency ratio (1)	51.06	58.22	68.19	53.09	n/m
Period end – total assets	$129,840	$30,866	$2,638	$55,002	n/m

(1)	Fully taxable-equivalent basis

n/m = not meaningful

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Average
Total loans and leases	$60,412	$53,047	$59,594	$51,946
Total earning assets	116,571	122,628	116,677	120,472
Total assets	124,345	130,485	124,457	128,243
Total deposits	114,195	120,256	114,098	118,193
Allocated equity	9,867	10,298	10,418	10,081

Period end
Total loans and leases	$61,602	$54,332	$61,602	$54,332
Total earning assets	115,200	121,826	115,200	121,826
Total assets	123,119	129,840	123,119	129,840
Total deposits	113,222	119,000	113,222	119,000

This segment provides tailored investment services to individual and institutional clients in various stages and economic cycles. Our clients are offered specific products and services based on their needs through three primary businesses: The Private Bank, Columbia Management (Columbia), and Premier Banking and Investments (PB&I). In addition, ALM/Other includes the impact of Banc of America Specialist, GWIM Products Group, the results of ALM activities and customer migration from PB&I.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income increased $78 million, or 14 percent due to higher revenue and a credit loss recovery, partially offset by higher Noninterest Expense. Total Revenue increased $165 million, or nine percent primarily due to increases in Net Interest Income and Noninterest Income.

Net Interest Income increased $63 million, or seven percent due to increases in deposit spreads and higher Average Loans and Leases, offset by a significant decline in ALM activity. Global Wealth and Investment Management also benefited from the migration of deposits from Global Consumer and Small Business Banking.

Noninterest Income increased $102 million, or 12 percent, primarily due to an increase in asset management fees and brokerage income of $82 million.

Provision for Credit Losses decreased by $31 million due to a credit loss recovery of approximately $50 million.

Noninterest Expense increased $62 million, or seven percent, primarily due to increases in personnel expenses driven by the PB&I expansion of Client Managers and employee incentive plans.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income increased $109 million, or 10 percent, Net Interest Income increased $89 million, Noninterest Income increased $231 million, Provision for Credit Losses decreased $34 million, and Noninterest expense increased $143 million. The period over period changes were primarily driven by the same factors as described in the three month discussion above. In addition, Noninterest Income benefited from equity gains for the six months ended June 30, 2006.

Assets Under Management

Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of taxable and nontaxable money market products, equities, and taxable and nontaxable fixed income securities. Client brokerage assets represent a source of commission revenue for the Corporation. Assets in custody represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

At June 30, 2006, total client assets increased $26.5 billion, or four percent. Assets under management increased $17.7 billion, to $500.1 billion, which was driven by favorable market action and net inflows in both short and long term assets.

Client Assets

(Dollars in billions)	June 30, 2006	December 31, 2005
Assets under management	$500.1	$482.4
Client brokerage assets	169.5	161.7
Assets in custody	95.2	94.2

Total client assets	$764.8	$738.3

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

Net Income increased $39 million, or 25 percent, for the three months ended June 30, 2006, compared to the same period in the prior year and $44 million, or 15 percent, for the six months ended June 30, 2006, compared to the same period in the prior year. The increases in Net Income were primarily due to a credit loss recovery which resulted in a decrease to Provision for Credit Losses of $31 million and $33 million for the three and six months ended June 30, 2006, compared to the same periods in the prior year. Net Income also benefited from positive operating leverage of nine percent and four percent for the three and six months ended June 30, 2006, compared to the same periods in the prior year.

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

Net Income increased $18 million, or 29 percent, and $31 million, or 23 percent, for the three and six months ended June 30, 2006, compared to the same periods in the prior year. The increase in Net Income was primarily a result of an increase in Investment and Brokerage Service Fees of $56 million, or 17 percent, and $106 million, or 17 percent, for the three and six months ended June 30, 2006, compared to the same periods in the prior year, due to higher assets under management driven by favorable market action. Noninterest Expense increased $21 million and $35 million for the three and six months ended June 30, 2006, compared to the same periods in the prior year primarily due to Personnel Expenses including revenue-based compensation.

Premier Banking and Investments (PB&I)

Premier Banking and Investments includes Banc of America Investments (BAI), our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 4,000 client advisors to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $500,000 or at least $100,000 of investable assets. BAI is the third largest bank-owned brokerage company in the U.S. with $172 billion in client assets.

Net Income increased $65 million, or 34 percent, and $134 million, or 38 percent, for the three and six months ended June 30, 2006, compared to the same periods in the prior year, primarily due to an increase in Net Interest Income. The increase in Net Interest Income of $98 million, or 24 percent, and $236 million, or 30 percent was attributable to higher deposit spreads and increases in Average Loans and Leases of residential mortgage and home equity loans. Deposit spreads increased 59 bps to 2.39 percent, and 61 bps to 2.36 percent, for the three and six months ended June 30, 2006, compared to the same periods in the prior year, as the Corporation effectively managed pricing in a rising interest rate environment. The increase in Noninterest Income of $24 million, or 12 percent, and $29 million, or seven percent, was primarily driven by higher Investment and Brokerage revenue.

ALM/Other

The Corporation migrates qualifying affluent customers, deposits and Net Interest Income related to those customers from Deposits within Global Consumer and Small Business Banking to PB&I. To provide a view of organic growth in PB&I, the Corporation allocates the original migrated deposit balances, including attrition, as well as the corresponding Net Interest Income at original spreads from PB&I to ALM/Other. The Corporation believes that the resulting PB&I business approximates an organic, incremental view of the business.

Net Income decreased $44 million, or 30 percent, and $100 million, or 27 percent for the three and six months ended June 30, 2006, compared to the same periods in the prior year. The decrease in Net Income was primarily due to a decrease in Net Interest Income partially offset by an increase in Noninterest Income. Net Interest Income decreased $26 million and $125 million for the three and six months ended June 30, 2006, compared to the same period in the prior year, driven by a reduction from ALM activities due to a flattening yield curve, partially offset by higher Net Interest Income on deposits due to migration of certain banking relationships from PB&I. The total cumulative average impact of migrated balances was $49.3 billion and $47.9 billion for the three and six months ended June 30, 2006, compared to $39.1 billion $36.2 billion for the same periods in 2005.

All Other

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Net interest income (1)	$28	$27	$(5)	$(299)
Noninterest income
Equity investment gains	524	479	1,037	743
All other income	(179)	676	(418)	358

Total noninterest income	345	1,155	619	1,101

Total revenue (1)	373	1,182	614	802
Provision for credit losses	(25)	(22)	(40)	(5)
Gains (losses) on sales of debt securities	(6)	204	(14)	834
Merger and restructuring charges (2)	194	121	292	233
All other noninterest expense	30	19	153	110

Income before income taxes (1)	168	1,268	195	1,298
Income tax expense	148	406	56	356

Net income	$20	$862	$139	$942

Shareholder value added	$(152)	$449	$(287)	$110

(1)	Fully taxable-equivalent basis
(2)	For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

Included in All Other are our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, and Corporate and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. Corporate and Strategic Investments is comprised of various investments including the Corporation’s strategic investments in China Construction Bank (CCB) and Santander. Income associated with Equity Investments is recorded in Equity Investment Gains and includes gains (losses) on sales of these investments, dividends, and Principal Investing’s fair value adjustments of its investments. The following table presents the components of All Other’s Equity Investment Gains and a reconciliation to the total consolidated Equity Investment Gains for the three and six months ended June 30, 2006 and 2005.

Components of Equity Investment Gains

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Principal Investing	$417	$329	$743	$546
Corporate and Strategic Investments(1)	107	150	294	197

Total All Other equity investment gains	524	479	1,037	743
Other equity investment gains (2)	122	13	269	148

Total consolidated equity investment gains	$646	$492	$1,306	$891

(1)	Various other equity investments not attributable to the three business segments.
(2)	Other equity investment gains include results from activities within the three business segments.

Other includes the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities. The objective of the funds transfer pricing allocation methodology is to neutralize the businesses from changes in interest rate and foreign exchange fluctuations. Accordingly, for segment reporting purposes, the businesses receive the neutralizing benefit to Net Interest Income related to the economic hedges previously mentioned, with the offset recorded in Other.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income decreased $842 million, or 98 percent. This decrease in Net Income was driven primarily by a decrease in other income which was partially offset by Equity Investment Gains. The decrease in other income of $855 million was primarily due to a $590 million decrease of 2005 mark-to-market gains which did not qualify for SFAS 133 hedge accounting treatment and the sale of whole loan mortgages of $56 million. In addition, the results for the three months ended June 30, 2006 were adversely affected by compensating Global Consumer and Small Business Banking $52 million on a management accounting basis for retained mortgage production. The increase in Equity Investment Gains of $45 million was driven by an increase in Principal Investing of $88 million partially offset by a decrease in Corporate and Strategic Investments of $43 million. The increase in Principal Investing was due to favorable market conditions and increased liquidity in the capital markets. The decrease in Corporate and Strategic Investments was due to various sales of investments in the prior year partially offset by a dividend on a strategic investment that was recognized during the current period.

Gains (Losses) on Sales of Debt Securities decreased $210 million primarily due to the absence of gains realized on mortgage-backed securities. Securities gains (losses) are the result of the sale of securities due to the repositioning of the securities portfolio to manage interest rate fluctuations and mortgage prepayment risk.

Income Tax Expense included a $175 million cumulative tax charge resulting from a change in tax legislation relating to the extraterritorial income and foreign sales corporation regimes. See page 40 for additional discussion of this tax law repeal.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income decreased $803 million, or 85 percent, primarily due to a decrease of $848 million in Gains (Losses) on Sales of Debt Securities combined with a decrease in Noninterest Income of $482 million partially offset by an increase in Net Interest Income of $294 million. The decrease in Gains (Losses) on Sales of Debt Securities and Noninterest Income were primarily driven by the absence of gains and impact of derivatives described in the three month discussion above. In addition, Noninterest Expense was adversely impacted by the stock-based compensation expense related to awards granted to retirement-eligible employees. As part of our cost allocation process, the majority of the stock-based compensation expense will be allocated to the three business segments.

Off-Balance Sheet Financing Entities

Off-balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the underlying assets. The purpose and use of these types of entities are more fully discussed on page 31 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At June 30, 2006 and December 31, 2005, we had off-balance sheet liquidity commitments and SBLCs to these entities of $30.0 billion and $25.9 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 10. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $45 million and $49 million for the six months ended June 30, 2006 and 2005.

Qualified Special Purpose Entities

To manage our capital position and diversify funding sources, we will, from time to time, sell assets to off-balance sheet entities that obtain financing by issuing commercial paper, term notes, or both to our customers. These entities are Qualified Special Purpose Entities (QSPEs) that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The purpose and use of these types of entities are more fully discussed on page 31 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

We may provide liquidity, SBLCs or similar loss protection commitments to these entities, or we may enter into derivatives with these entities in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At June 30, 2006 and December 31, 2005, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to these entities of $7.4 billion and $7.1 billion, for which we received fees of $5 million and $6 million for the six months ended June 30, 2006 and 2005. Substantially all of these commitments mature within one year and are included in Table 10. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements.

In addition, as a result of the MBNA merger on January 1, 2006, the Corporation acquired interests in off-balance sheet credit card securitization vehicles which issue both commercial paper and medium-term notes. We hold subordinated interests issued by these entities, which are QSPEs, but do not otherwise provide liquidity or other forms of loss protection to these vehicles. For additional information on credit card securitizations, see Note 8 of the Consolidated Financial Statements.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 10 of the Consolidated Financial Statements and Notes 12 and 13 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. These commitments, as well as guarantees, are more fully discussed in Note 10 of the Consolidated Financial Statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At June 30, 2006, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.3 billion (related outstandings of $280 million) were not included in credit card line commitments in the table below.

Table 10

Credit Extension Commitments

	June 30, 2006
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments (1)	$146,412	$173,897	$320,309
Home equity lines of credit	1,816	88,053	89,869
Standby letters of credit and financial guarantees	26,345	19,549	45,894
Commercial letters of credit	5,065	463	5,528

Legally binding commitments	179,638	281,962	461,600
Credit card lines (2)	817,984	12,275	830,259

Total	$997,622	$294,237	$1,291,859

(1)	At June 30, 2006, includes equity commitments of $1.5 billion related to obligations to further fund Principal Investing equity investments.
(2)	As part of the MBNA merger, on January 1, 2006, the Corporation acquired $588.4 billion of unused credit card lines.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, SVA targets and corporate risk limits. By allocating capital to a business unit, we effectively define that unit’s ability to take on risk. Country, trading, asset class and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational. For a more detailed discussion of our risk management activities, see pages 33 through 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

Strategic Risk Management

The Board provides oversight for strategic risk through the CEO and the Finance Committee. We use an integrated business planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources. The process begins with an assessment that creates a plan for the Corporation, setting the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s direction. Tactics and metrics are monitored to ensure adherence to the plans. As part of this monitoring, business units perform a quarterly self-assessment further described in the Operational Risk Management section beginning on page 107. This assessment looks at changing market and business conditions, and the overall risk in meeting objectives. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and self-assessments.

One of the key tools for managing strategic risk is capital allocation. Through allocating capital, we effectively manage each business segment’s ability to take on risk. Review and approval of business plans incorporates approval of capital allocation, and economic capital usage is monitored through financial and risk reporting.

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included beginning on page 35 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

One ratio used to monitor the stability of our funding composition is the “loan to domestic deposit” (LTD) ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic customer deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic customer deposits. The ratio was 114 percent at June 30, 2006 compared to 102 percent at December 31, 2005. The increase was primarily attributable to the acquisition of MBNA, organic growth in the loan and lease portfolio, and a strategic shift to retain a larger share of mortgage production on the Corporation’s balance sheet.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. As of June 30, 2006, “Time to Required Funding” was 22 months compared to 29 months at December 31, 2005. The reduction reflects the pre-funding of the $5.2 billion cash payment related to the MBNA acquisition combined with an increase in share repurchases.

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

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 11 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., Bank of America, N.A. (USA) and FIA Card Services, N.A. at June 30, 2006 and December 31, 2005. Effective June 10, 2006, MBNA America Bank, N.A. was renamed FIA Card Services, N.A.

Table 11

Regulatory Capital

	June 30, 2006			December 31, 2005
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital

Tier 1
Bank of America Corporation	8.33%	$84,978	$40,793	8.25%	$74,375	$36,059
Bank of America, N.A.	8.90	73,094	32,855	8.70	69,547	31,987
Bank of America, N.A. (USA)	10.03	5,862	2,337	8.66	5,567	2,570
FIA Card Services, N.A. (2)	20.83	13,241	2,542	—	—	—
Total
Bank of America Corporation	11.25	114,738	81,586	11.08	99,901	72,118
Bank of America, N.A.	10.96	90,021	65,709	10.73	85,773	63,973
Bank of America, N.A. (USA)	12.99	7,588	4,674	11.46	7,361	5,140
FIA Card Services, N.A. (2)	24.26	15,419	5,085	—	—	—
Tier 1 Leverage
Bank of America Corporation	6.13	84,978	41,600	5.91	74,375	37,732
Bank of America, N.A.	6.62	73,094	33,117	6.69	69,547	31,192
Bank of America, N.A. (USA)	10.12	5,862	1,737	9.37	5,567	1,783
FIA Card Services, N.A. (2)	21.90	13,241	1,814	—	—	—

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)	FIA Card Services, N.A. is presented for periods subsequent to December 31, 2005.

Basel II

On June 20, 2006, the Office of Management and Budget (OMB) completed their review of the Interagency Notice of Proposed Rulemaking (NPR). We expect the four month public comment period to begin during the third quarter of 2006. This will provide U.S.-based banks and trade associations the opportunity to submit comments for consideration to the Agencies. The Agencies consist of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision, collectively with the Federal Reserve. The NPR is expected to be finalized in 2007.

We continue our execution efforts to ensure preparedness with Basel II requirements. Our goal is to achieve full compliance by the start of the domestic parallel processing in 2008. Further, we anticipate being ready for all international reporting requirements that occur before this time. We continue to interact regularly with regulators in this process.

Dividends

On July 26, 2006, the Board increased the quarterly cash dividend on common stock 12 percent from $0.50 to $0.56 per share. The dividend will be payable on September 22, 2006 to common shareholders of record on September 1, 2006.

Share Repurchases

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 171.5 million shares of common stock for the six months ended June 30, 2006, which more than offset the 68.6 million shares issued under employee stock plans. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 18 months. For additional information on common share repurchases, see Note 11 of the Consolidated Financial Statements.

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

For credit risk purposes, we evaluate our Card Services operations on both a held and managed basis (a non-GAAP measure). Managed basis treats securitized loan receivables as if they were still on the balance sheet. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. For additional discussion of credit quality statistics of both held and managed loans, refer to the Card Services discussion on page 57. For additional information on securitizations, refer to Note 8 of the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our Loans and Leases as either consumer or commercial and monitor their credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

For a detailed discussion of our consumer portfolio credit risk management process, see page 38 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006. For additional information on our managed portfolio, refer to Note 8 of the Consolidated Financial Statements.

Table 12 presents outstanding consumer loans and leases at June 30, 2006 and December 31, 2005.

Table 12

Outstanding Consumer Loans and Leases

	June 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$222,803	51.4%	$182,596	51.3%
Credit card – domestic	62,990	14.5	58,548	16.5
Credit card – foreign	8,576	2.0	—	—
Home equity lines	68,856	15.9	62,098	17.5
Direct/Indirect consumer	59,281	13.7	45,490	12.8
Other consumer (1)	10,846	2.5	6,725	1.9

Total consumer loans and leases	$433,352	100.0%	$355,457	100.0%

(1)	Includes foreign consumer of $7.9 billion and $3.8 billion, and consumer finance of $3.0 billion and $2.8 billion at June 30, 2006 and December 31, 2005.

Concentrations of Consumer Credit Risk

Our consumer credit risk is diversified both geographically and through our various product offerings. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases.

From time to time, we purchase credit protection on certain portions of our consumer portfolio. This protection is designed to enhance our overall risk management strategy. At June 30, 2006 and December 31, 2005, we had mitigated a portion of our credit risk on approximately $127.3 billion and $110.4 billion of residential mortgage and indirect automobile loans through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At June 30, 2006 and December 31, 2005, these transactions had the cumulative effect of reducing our risk-weighted assets by $35.4 billion and $30.6 billion, and resulted in 29 bp and 28 bp increases in our Tier 1 Capital ratio at June 30, 2006 and December 31, 2005.

Consumer Portfolio Credit Quality Performance

Overall, consumer credit quality remained stable in the first half of 2006. Bankruptcy reform resulted in reduced domestic credit card charge-offs in the first six months of 2006.

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified date on the customer’s billing statement. Interest and fees continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable. Delinquency is reported on accruing loans that are 30 days or more past due.

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

Table 13 presents consumer net charge-offs and net charge-off ratios on the held portfolio during the three and six months ended June 30, 2006 and 2005.

Table 13

Consumer Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$14	0.03%	$11	0.03%	$24	0.03%	$15	0.02%
Credit card - domestic	723	4.46	774	5.91	1,357	4.11	1,514	5.88
Credit card - foreign	57	2.72	—	—	76	1.83	—	—
Home equity lines	12	0.07	9	0.07	21	0.06	15	0.06
Direct/Indirect consumer	103	0.73	46	0.43	182	0.66	107	0.51
Other consumer	75	2.80	43	2.48	117	2.25	99	2.81

Total consumer	$984	0.97%	$883	1.09%	$1,777	0.90%	$1,750	1.08%

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding consumer loans and leases during the period for each loan category.

As presented in Table 13, consumer net charge-offs from on-balance sheet loans increased $101 million to $984 million, and $27 million to $1.8 billion for the three and six months ended June 30, 2006 compared to the same periods in 2005. The increase in consumer net charge-offs for both periods was primarily driven by the addition of the MBNA portfolio, which was partially offset by a decrease in credit card - domestic net charge-offs. See below for a discussion of the impact of SOP 03-3 on the MBNA portfolio.

Net charge-offs for the held credit card – domestic portfolio decreased $51 million to $723 million, or 4.46 percent, of total average held credit card - domestic loans for the three months ended June 30, 2006 compared to 5.91 percent for the same period in 2005. Net charge-offs for the held credit card – domestic portfolio decreased $157 million to $1.4 billion, or 4.11 percent, of total average held credit card - domestic loans for the six months ended June 30, 2006 compared to 5.88 percent for the same period in 2005. The decrease in net charge-offs for the held credit card – domestic portfolio was driven by a decrease in bankruptcy-related net charge-offs and from changes made in 2004 in credit card minimum payment requirements, which increased net charge-offs in the first half of 2005. These decreases were partially offset by the addition of the MBNA portfolio and new advances on accounts for which previous loan balances were sold to the securitization trusts.

Net charge-offs for the held credit card – foreign portfolio were $57 million, or 2.72 percent, and $76 million, or 1.83 percent, of total average held credit card - foreign loans for the three and six months ended June 30, 2006. Net losses for the managed credit card portfolio foreign were $247 million, or 4.13 percent, and $420 million, or 3.62 percent, of total average managed credit card foreign loans for the three and six months ended June 30, 2006. These net charge-offs and net losses relate to the addition of the MBNA portfolio.

Table 14

Credit Card Net Charge-offs/Losses and Net Charge-off/Loss Ratios

	Three Months Ended June 30
	2006				2005
	Held Basis		Managed Basis		Held Basis		Managed Basis
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net Charge-offs/Losses
Credit card – domestic	$723	4.46%	$1,227	3.58%	$774	5.91%	$909	6.23%
Credit card – foreign	57	2.72	247	4.13	—	—	—	—
Average Balances
Credit card – domestic	$64,980		$137,315		$52,474		$58,537
Credit card – foreign	8,305		24,002		—		—

	Six Months Ended June 30
	2006				2005
	Held Basis		Managed Basis		Held Basis		Managed Basis
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net Charge-offs/Losses
Credit card – domestic	$1,357	4.11%	$2,300	3.35%	$1,514	5.88%	$1,794	6.20%
Credit card – foreign	76	1.83	420	3.62	—	—	—	—
Average Balances
Credit card – domestic	$66,566		$138,329		$51,895		$58,342
Credit card – foreign	8,354		23,396		—		—

Net losses for the managed credit card – domestic portfolio increased $318 million to $1.2 billion, or 3.58 percent of total average managed credit card – domestic loans for the three months ended June 30, 2006 compared to 6.23 percent of total average managed credit card – domestic loans for the three months ended June 30, 2005. Net losses for the managed credit card – domestic portfolio increased $506 million to $2.3 billion, or 3.35 percent of total average managed credit card – domestic loans for the six months ended June 30, 2006 compared to 6.20 percent of total average managed credit card – domestic loans for the six months ended June 30, 2005. Managed losses were primarily higher due to the addition of the MBNA portfolio. The 265 bps and 285 bps decreases in the managed domestic credit card portfolio net loss ratio for the three and six months ended June 30, 2006 were driven by lower net losses resulting from bankruptcy reform, the addition of the MBNA portfolio and changes made in 2004 in credit card minimum payment requirements which increased 2005 net losses.

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

In accordance with SOP 03-3, certain acquired loans of MBNA that were considered impaired were written down to fair value at the acquisition date. Therefore, reported net charge-offs and managed losses were lower since these impaired loans that would have charged off during the period were reduced to fair value as of the acquisition date. SOP 03-3 did not impact the securitized loan portfolio.

Consumer net charge-offs and net charge-off ratios as reported and excluding the impact of SOP 03-3 for the three and six months ended June 30, 2006 are presented below. Management believes that excluding the impact of SOP 03-3 from the net charge-offs and the net charge-off ratios provides a more accurate reflection of portfolio credit quality.

Table 15

Consumer Net Charge-offs and Net Charge-off Ratios (Excluding the Impact of SOP 03-3) (1)

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	As Reported		Excluding Impact		As Reported		Excluding Impact
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$14	0.03%	$14	0.03%	$24	0.03%	$24	0.03%
Credit card - domestic	723	4.46	730	4.50	1,357	4.11	1,435	4.35
Credit card - foreign	57	2.72	63	3.02	76	1.83	120	2.90
Home equity lines	12	0.07	12	0.07	21	0.06	21	0.06
Direct/Indirect consumer	103	0.73	110	0.77	182	0.66	249	0.90
Other consumer	75	2.80	78	2.93	117	2.25	148	2.85

Total consumer	$984	0.97%	$1,007	1.00%	$1,777	0.90%	$1,997	1.01%

(1)	This table presents a non-GAAP financial measure. Net charge-offs exclude the impact of SOP 03-3 which decreased net charge-offs on credit card – domestic $7 million and $78 million, credit card – foreign $6 million and $44 million, direct/indirect consumer $7 million and $67 million, and other consumer $3 million and $31 million for the three and six months ended June 30, 2006. The impact of SOP 03-3 on average outstanding consumer loans and leases for the three and six months ended June 30, 2006 was not material.

As presented in Table 16, nonperforming consumer assets increased $6 million to $852 million at June 30, 2006 from December 31, 2005. Nonperforming consumer loans and leases were $805 million at June 30, 2006 compared to $785 million at December 31, 2005, representing 0.19 percent and 0.22 percent of outstanding consumer loans and leases. Nonperforming residential mortgages decreased $33 million primarily due to sales of $64 million which were partially offset by net additions of nonperforming mortgages in the six months ended June 30, 2006.

Table 16

Nonperforming Consumer Assets

(Dollars in millions)	June 30 2006	December 31 2005
Nonperforming consumer loans and leases
Residential mortgage	$537	$570
Home equity lines	134	117
Direct/Indirect consumer	35	37
Other consumer	99	61

Total nonperforming consumer loans and leases	805	785
Consumer foreclosed properties	47	61

Total nonperforming consumer assets (1)	$852	$846

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.19%	0.22%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.20	0.24

(1)	Balances do not include $31 million and $24 million of nonperforming consumer loans held-for-sale, included in Other Assets at June 30, 2006 and December 31, 2005.

Table 17 presents the additions and reductions to nonperforming assets in the consumer portfolio during the most recent five quarters.

Table 17

Nonperforming Consumer Assets Activity

(Dollars in millions)	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005
Nonperforming loans and leases
Balance, beginning of period	$785	$785	$688	$678	$721

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	314	274	354	256	255
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(35)	(7)	(33)	(52)	(65)
Sales	(33)	(31)	(35)	(25)	(52)
Returns to performing status (1)	(173)	(183)	(141)	(120)	(128)
Charge-offs (2)	(41)	(33)	(27)	(29)	(34)
Transfers to foreclosed properties	(12)	(20)	(17)	(20)	(19)
Transfers to loans held-for-sale	—	—	(4)	—	—

Total net additions to (reductions in) nonperforming loans and leases	20	—	97	10	(43)

Total nonperforming loans and leases, end of period	805	785	785	688	678

Foreclosed properties
Balance, beginning of period	62	61	63	62	65

Additions to foreclosed properties:
New foreclosed properties	31	40	34	35	30
Reductions in foreclosed properties:
Sales	(32)	(31)	(29)	(28)	(27)
Writedowns	(14)	(8)	(7)	(6)	(6)

Total net additions to (reductions in) foreclosed properties	(15)	1	(2)	1	(3)

Total foreclosed properties, end of period	47	62	61	63	62

Nonperforming consumer assets, end of period	$852	$847	$846	$751	$740

(1)	Consumer loans and leases are generally returned to performing status when principal or interest is less than 90 days past due.
(2)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans are not included above.

On-balance sheet consumer loans and leases 90 days or more past due and still accruing interest totaled $2.2 billion at June 30, 2006, and were up $922 million from December 31, 2005. Included in this balance at June 30, 2006 were $32 million of residential mortgage loans related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The increase in total loans and leases 90 days or more past due and still accruing interest from December 31, 2005 was primarily driven by increases of $567 million in credit card – domestic, $155 million in credit card – foreign and $144 million in consumer – direct/indirect due to the addition of the MBNA portfolio. In addition, included in loans held-for-sale at June 30, 2006 and December 31, 2005 were $83 million and $161 million of government-guaranteed GNMA residential mortgage loans 90 days or more past due and still accruing interest.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 41 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

Table 18 presents outstanding commercial loans and leases at June 30, 2006 and December 31, 2005.

Table 18

Outstanding Commercial Loans and Leases

	June 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial – domestic	$149,871	63.9%	$140,533	64.3%
Commercial real estate (1)	37,262	15.9	35,766	16.4
Commercial lease financing	20,974	8.9	20,705	9.5
Commercial – foreign	26,494	11.3	21,330	9.8

Total commercial loans and leases	$234,601	100.0%	$218,334	100.0%

(1)	Includes domestic commercial real estate loans of $36.5 billion and $35.2 billion, and foreign commercial real estate loans of $789 million and $585 million at June 30, 2006 and December 31, 2005.

Concentrations of Commercial Credit Risk

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 19 through 24 summarize these concentrations.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Corporate and Investment Banking. Within that group’s Capital Markets and Advisory Services portfolio, we facilitate bridge financing to fund acquisitions and other short-term needs for our clients. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures. These concentrations are managed in part through our established “originate to distribute” strategy. In many cases, these offers to finance will not be accepted. If accepted, these highly conditioned commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. In the event of a market disruption or other unexpected event, there may be heightened exposure in the portfolios until an orderly disposition of the exposure can be made. In Business Lending within Global Corporate and Investment Banking, concentrations are actively managed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute”, and through the utilization of various risk mitigation tools, such as credit derivatives, to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Earnings volatility increases due to accounting asymmetry as we mark-to-market the credit derivatives, as required by SFAS 133. The exposures being hedged, including the funding commitments, are accounted for on an accrual basis. Once funded, these exposures are accounted for at historical cost less an allowance for credit losses or, if held-for-sale, at the lower of cost or market.

At June 30, 2006 and December 31, 2005, we had net notional credit default protection purchased in our credit derivatives portfolio of $9.5 billion and $14.7 billion. The mark-to-market impact from the credit default protection resulted in net losses of $38 million and $138 million for the three and six months ended June 30, 2006 compared to net gains of $63 million and $138 million in the comparable periods in 2005. Losses in the three and six months ended June 30, 2006 primarily reflected the impact of credit spread tightening across most of our hedge positions. Effective January 1, 2006, we record the impact of these credit derivatives that economically hedge the portfolio in Other Income in the Consolidated Statement of Income. Prior to January 1, 2006, the impact was recorded in Trading Account Profits. Prior period amounts have been reclassified to conform to current period presentation. The average Value-at-Risk (VAR) for these credit derivative hedges was $70 million for the twelve months ended June 30, 2006, and $47 million for the twelve months ended June 30, 2005. The increase in VAR was driven by an increase in the average amount of credit protection outstanding during the periods. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $66 million and $51 million for the twelve months ended June 30, 2006 and 2005. Refer to the discussion on page 101 for a description of our VAR calculation for market-based trading portfolio.

Table 19 shows commercial credit exposure by industry in the categories of utilized exposure, unfunded exposure and total committed exposure and includes commercial loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale, and commercial letters of credit. These amounts exclude the impact of our credit hedging activities, which are separately shown in Table 20. As shown in Table 19, our commercial credit exposure is diversified across a broad range of industries.

Table 19

Commercial Credit Exposure by Industry (1,2)

	Commercial Utilized		Commercial Unfunded		Total Commercial
(Dollars in millions)	June 30 2006	December 31 2005	June 30 2006	December 31 2005	June 30 2006	December 31 2005
Real estate (3)	$51,133	$47,580	$22,283	$22,793	$73,416	$70,373
Diversified financials	27,179	24,975	40,542	39,098	67,721	64,073
Retailing	27,852	25,189	15,268	16,778	43,120	41,967
Government and public education	20,351	19,041	15,364	14,309	35,715	33,350
Capital goods	16,137	15,337	18,103	17,667	34,240	33,004
Banks	24,429	21,755	9,045	9,056	33,474	30,811
Consumer services	18,210	17,481	12,353	12,014	30,563	29,495
Materials	17,426	16,754	12,220	12,139	29,646	28,893
Individuals and trusts	18,515	16,754	9,913	7,594	28,428	24,348
Healthcare equipment and services	15,223	13,455	12,110	12,039	27,333	25,494
Commercial services and supplies	13,257	13,038	7,634	8,114	20,891	21,152
Food, beverage and tobacco	11,394	11,194	9,191	9,396	20,585	20,590
Insurance	6,872	4,745	10,685	9,123	17,557	13,868
Energy	9,009	9,061	8,470	8,038	17,479	17,099
Utilities	6,868	5,507	10,169	9,675	17,037	15,182
Transportation	11,256	11,297	5,579	5,683	16,835	16,980
Media	5,842	6,701	9,821	8,549	15,663	15,250
Religious and social organizations	7,668	7,426	2,564	2,596	10,232	10,022
Consumer durables and apparel	5,399	5,142	4,274	4,176	9,673	9,318
Telecommunication services	3,844	3,520	5,014	5,673	8,858	9,193
Technology hardware and equipment	2,903	3,116	3,904	4,055	6,807	7,171
Software and services	2,537	2,573	2,820	3,135	5,357	5,708
Automobiles and components	1,722	1,602	3,509	4,276	5,231	5,878
Pharmaceuticals and biotechnology	1,594	1,675	3,540	3,231	5,134	4,906
Food and staples retailing	2,144	2,258	2,272	1,983	4,416	4,241
Household and personal products	896	536	1,498	1,133	2,394	1,669
Semiconductors and semiconductor equipment	703	536	566	583	1,269	1,119
Other	4,098	2,503	383	423	4,481	2,926

Total	$334,461	$310,751	$259,094	$253,329	$593,555	$564,080

(1)	December 31, 2005 industry balances have been restated to reflect the realignment of industry codes utilizing Standard & Poor’s industry classifications and internal industry management.
(2)	Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $10.9 billion and $9.3 billion at June 30, 2006 and December 31, 2005. Commercial utilized credit exposure at December 31, 2005 has been restated to reflect cash collateral applied to Derivative Assets. In addition to cash collateral, there are other marketable securities collateral of $8.2 billion and $7.8 billion at June 30, 2006 and December 31, 2005 for which the credit risk has not been reduced.
(3)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

Table 20 shows our net credit default protection by industry. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. A negative notional amount indicates a net amount of protection purchased in a particular industry; conversely, a positive notional amount indicates a net amount of protection sold in a particular industry. Credit protection is purchased to cover the funded portion as well as the unfunded portion of credit exposure. Since December 31, 2005, our net credit default swap positions have been reduced by $5.2 billion reflecting our view of the current credit environment.

Table 20

Net Credit Default Protection by Industry(1)

(Dollars in millions)	June 30 2006	December 31 2005
Telecommunication services	$(1,317)	$(1,205)
Media	(1,035)	(1,790)
Insurance	(965)	(1,493)
Retailing	(895)	(1,134)
Materials	(877)	(1,119)
Real estate (2)	(835)	(1,305)
Utilities	(689)	(899)
Consumer services	(540)	(788)
Automobiles and components	(513)	(679)
Commercial services and supplies	(452)	(472)
Capital goods	(426)	(741)
Energy	(392)	(589)
Healthcare equipment and services	(382)	(709)
Banks	(364)	(315)
Food, beverage and tobacco	(349)	(580)
Pharmaceuticals and biotechnology	(258)	(470)
Food and staples retailing	(233)	(324)
Transportation	(218)	(323)
Consumer durables and apparel	(210)	(475)
Software and services	(136)	(299)
Diversified financials	(129)	(250)
Technology hardware and equipment	(65)	(402)
Government and public education	(45)	—
Semiconductors and semiconductor equipment	(44)	(54)
Individuals and trusts	—	(30)
Household and personal products	75	75
Other (3)	1,751	1,677

Total	$(9,543)	$(14,693)

(1)	December 31, 2005 industry balances have been restated to reflect the realignment of industry codes utilizing Standard & Poor’s industry classifications and internal industry management.
(2)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.
(3)	Represents net credit default swaps index positions, including tranched index exposure, which were principally investment grade. Indices are comprised of corporate credit derivatives that trade as an aggregate index value. Generally, they are grouped into portfolios based on specific ratings of credit quality or global geographic location. As of June 30, 2006 and December 31, 2005, CDS index positions were sold to reflect our current view of the credit markets.

Table 21 shows the maturity profile of the net credit default protection portfolio at June 30, 2006 and December 31, 2005.

Table 21

Net Credit Default Protection by Maturity Profile

	June 30 2006	December 31 2005
Less than or equal to one year (1)	(2)%	—%
Greater than one year and less than or equal to five years	57	65
Greater than five years	45	35

Total	100%	100%

(1)	In order to mitigate the cost of purchasing ideal levels of credit protection, credit exposure can be added by selling credit protection. In the table, the distribution of maturities for net credit protection purchased is shown as positive percentages and the distribution of maturities for net credit protection sold as negative percentages.

Table 22 shows our net credit default protection portfolio by credit exposure debt rating at June 30, 2006 and December 31, 2005.

Table 22

Net Credit Default Protection by Credit Exposure Debt Rating

(Dollars in millions)	June 30, 2006		December 31, 2005
	Net Notional	Percent	Net Notional	Percent
Ratings
AAA	$(13)	0.1%	$(22)	0.2%
AA	(308)	3.2	(523)	3.6
A	(3,285)	34.4	(4,861)	33.1
BBB	(5,626)	59.0	(8,572)	58.2
BB	(1,425)	14.9	(1,792)	12.2
B	(405)	4.3	(424)	2.9
CCC and below	(186)	2.0	(149)	1.0
NR (1)	1,705	(17.9)	1,650	(11.2)

Total	$(9,543)	100.0%	$(14,693)	100.0%

(1)	In addition to unrated names, “NR” includes $1,751 million and $1,677 million in net credit default swaps index positions at June 30, 2006 and December 31, 2005. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

Table 23 presents outstanding commercial real estate loans by geographic region and property type diversification. The amounts outstanding exclude commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate reflects loans dependent on the sale of the real estate as the primary source of repayment. The increase in residential property type loans was driven by higher utilizations in the for sale housing sector due to increased construction and land costs.

Table 23

Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30, 2006	December 31, 2005
By Geographic Region(1)
California	$7,861	$7,615
Northeast	6,085	6,337
Southeast	4,999	4,370
Florida	4,248	4,507
Southwest	3,706	3,658
Midwest	3,280	2,595
Northwest	2,117	2,048
Midsouth	1,750	1,485
Other	1,023	873
Geographically diversified (2)	1,404	1,693
Non-U.S.	789	585

Total	$37,262	$35,766

By Property Type
Residential	$8,676	$7,601
Office buildings	5,734	4,984
Shopping centers/retail	4,236	4,165
Apartments	4,058	4,461
Land and land development	3,537	3,715
Industrial/warehouse	2,941	3,031
Multiple use	1,217	996
Hotels/motels	866	790
Resorts	171	183
Other (3)	5,826	5,840

Total	$37,262	$35,766

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(2)	The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.
(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Foreign Portfolio

As shown in Table 24, at June 30, 2006, foreign exposure to borrowers or counterparties in emerging markets increased $1.9 billion to $19.1 billion compared to $17.2 billion at December 31, 2005, and represented 17 percent and 20 percent of total foreign exposure at June 30, 2006 and December 31, 2005. The increase was driven primarily by higher sovereign and corporate securities exposures in Asia Pacific.

At June 30, 2006, 59 percent of the emerging markets exposure was in Asia Pacific, compared to 51 percent at December 31, 2005. Asia Pacific emerging markets exposure increased by $2.5 billion. Higher sovereign and corporate securities exposures drove the increases in South Korea, Hong Kong, Singapore and Other Asia Pacific. The increase in India was due to increased loan exposures. Our investment in CCB accounted for $3.0 billion of reported exposure in China at both June 30, 2006 and December 31, 2005.

At June 30, 2006, 40 percent of the emerging markets exposure was in Latin America compared to 49 percent at December 31, 2005. Lower exposures in Brazil, Other Latin America and Argentina were partially offset by increases in Mexico and Chile. The increased exposures in Mexico were attributable to derivatives and securities. Our 24.9 percent investment in Santander was unchanged at $2.1 billion at both June 30, 2006 and December 31, 2005.

Our exposure in Brazil at June 30, 2006 and December 31, 2005 included $1.1 billion and $1.2 billion of traditional cross-border credit exposure (Loans and Leases, letters of credit, etc.), and $1.5 billion and $2.2 billion of local country exposure net of local liabilities.

We had risk mitigation instruments associated with certain exposures in Brazil, including structured trade-related transfer risk mitigation of $788 million and $830 million, third party funding of $111 million and $313 million, and linked certificates of deposit of $9 million and $59 million at June 30, 2006 and December 31, 2005. The resulting total foreign exposure net of risk mitigation for Brazil was $1.7 billion and $2.3 billion at June 30, 2006 and December 31, 2005.

On October 13, 2005, we announced an agreement to sell our asset management business in Mexico with $1.8 billion of assets under management to an entity in which we have a 24.9 percent investment. The sale will be completed in 2006.

In December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Ltd for the sale of BankBoston Argentina assets and liabilities. The transaction is subject to obtaining all necessary regulatory approvals. The sale is expected to be completed in 2006.

On May 2, 2006, we announced an agreement to exchange our BankBoston operations in Brazil for approximately $2.2 billion in equity of Banco Itau, Brazil’s second largest nongovernment-owned banking company. We further agreed to negotiate exclusively with Banco Itau to sell BankBoston’s assets in Chile, Uruguay and certain other operations and accounts related to Latin America. Closing of the transaction for the exchange of BankBoston’s operations in Brazil will be subject to obtaining all necessary regulatory approvals and is expected to be completed in the third quarter of 2006.

Table 24 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 24

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Foreign Exposure June 30 2006	Increase/ (Decrease) from December 31 2005
Region/Country
Asia Pacific
China	$222	$171	$26	$3,084	$3,503	$48	$3,551	$147
India	768	325	227	532	1,852	226	2,078	487
South Korea	188	394	86	1,677	2,345	—	2,345	1,190
Hong Kong	241	225	102	434	1,002	—	1,002	443
Taiwan	311	78	82	17	488	313	801	(117)
Singapore	211	18	56	287	572	—	572	102
Other Asia Pacific (7)	46	46	22	545	659	181	840	245

Total Asia Pacific	1,987	1,257	601	6,576	10,421	768	11,189	2,497

Latin America
Mexico	857	157	128	2,399	3,541	—	3,541	217
Brazil	937	137	3	7	1,084	1,526	2,610	(861)
Chile	292	17	—	8	317	795	1,112	132
Argentina	62	17	—	72	151	—	151	(43)
Other Latin America (7)	130	109	4	25	268	15	283	(76)

Total Latin America	2,278	437	135	2,511	5,361	2,336	7,697	(631)

Central and Eastern Europe (7)	9	49	29	105	192	—	192	50

Total	$4,274	$1,743	$765	$9,192	$15,974	$3,104	$19,078	$1,916

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; and all countries in Central and Eastern Europe excluding Greece.
(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(3)	Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $52 million and $55 million at June 30, 2006 and December 31, 2005. There are no other marketable securities collateralizing derivative assets as of June 30, 2006. Derivative assets were collateralized by $3 million of other marketable securities at December 31, 2005.
(4)	Generally, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment except where the underlying securities are U.S. Treasuries, in which case where the domicile is the U.S., and are therefore excluded from this presentation. For regulatory reporting under Federal Financial Institutions Examination Council (FFIEC) guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.
(5)	Cross-border exposure includes amounts payable to us by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(6)	Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at June 30, 2006 was $26.7 billion compared to $24.2 billion at December 31, 2005. Local liabilities at June 30, 2006 in Asia Pacific and Latin America were $14.9 billion and $11.8 billion of which $7.3 billion were in Hong Kong, $6.2 billion in Brazil, $4.8 billion in Singapore, $1.8 billion in Argentina, $1.7 billion in Chile, $1.4 billion in Mexico, $987 million in Korea, $789 million in Uruguay, and $578 million in India. There were no other countries with available local liabilities funding local country exposure greater than $500 million.
(7)	No country included in Other Asia Pacific, Other Latin America, and Central and Eastern Europe had total foreign exposure of more than $300 million.

Commercial Portfolio Credit Quality Performance

Table 25 presents commercial net charge-offs and net charge-off ratios for the three and six months ended June 30, 2006 and 2005.

Table 25

Commercial Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
(Dollars in millions)	Amount (2)	Percent	Amount	Percent	Amount (2)	Percent	Amount	Percent
Commercial - domestic	$50	0.14%	$(7)	(0.02)%	$102	0.14%	$19	0.03%
Commercial real estate	1	—	1	0.01	—	—	1	—
Commercial lease financing	(17)	(0.33)	9	0.19	(40)	(0.39)	34	0.34
Commercial - foreign	5	0.08	(6)	(0.15)	6	0.05	(35)	(0.40)

Total commercial	$39	0.07%	$(3)	(0.01)%	$68	0.06%	$19	0.02%

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.
(2)	Includes a reduction in net charge-offs on commercial - domestic of $4 million and $17 million as a result of the impact of SOP 03-3 for the three and six months ended June 30, 2006. See discussion of SOP 03-3 in the Consumer Portfolio Credit Quality Performance section.

Commercial net charge-offs were $39 million for the three months ended June 30, 2006 compared to net recoveries of $3 million for the three months ended June 30, 2005. Commercial lease financing net recoveries were $17 million in the three months ended June 30, 2006 compared to net charge-offs of $9 million for the comparable period in 2005. The second quarter 2006 recoveries in the leasing portfolio were spread across various industries. Commercial – foreign net charge-offs were $5 million in the three months ended June 30, 2006 compared to net recoveries of $6 million in the three months ended June 30, 2005. The increase was due to lower recoveries and the addition of the MBNA business credit card portfolio. Commercial – domestic net charge-offs totaled $50 million for the three months ended June 30, 2006 compared to net recoveries of $7 million in the same period in 2005. The increase in net charge-offs was primarily attributable to higher net charge-offs in Business Lending and the addition of MBNA business credit card partially offset by a credit loss recovery of approximately $50 million in Global Wealth and Investment Management.

Commercial net charge-offs were $68 million for the six months ended June 30, 2006 compared to $19 million for the six months ended June 30, 2005. Commercial lease financing net recoveries were $40 million in the six months ended June 30, 2006 compared to net charge-offs of $34 million for the comparable period in 2005. The largest 2005 charge-offs and 2006 recoveries were in the domestic airline portfolio. Commercial – foreign net charge-offs were $6 million in the six months ended June 30, 2006 compared to net recoveries of $35 million in the six months ended June 30, 2005. The increase was primarily due to a reduced level of recoveries and the addition of the MBNA portfolio. Commercial – domestic net charge-offs were $102 million for the six months ended June 30, 2006 compared to $19 million in the same period in 2005. The $83 million increase was primarily due to higher net charge-offs in Business Lending and the addition of the MBNA portfolio, partially offset by a credit loss recovery in Global Wealth and Investment Management.

As presented in Table 26, commercial utilized criticized credit exposure decreased $281 million, or four percent, to $7.2 billion at June 30, 2006 compared to December 31, 2005. Paydowns, payoffs, credit quality improvements, charge-offs and loan sales drove $4.0 billion of gross decreases. Partially offsetting the reductions was $3.7 billion of newly criticized exposure. From a line of business perspective, the most significant improvement was in Global Corporate and Investment Banking, with a net decrease of $472 million primarily in Capital Markets and Advisory Services. The most significant net increase was $208 million in Global Consumer and Small Business Banking and was primarily attributable to the MBNA business credit card portfolio.

Table 26

Commercial Utilized Criticized Exposure (1)

	June 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2,3)
Commercial – domestic	$5,123	2.52%	$5,259	2.75%
Commercial real estate	786	1.69	723	1.63
Commercial lease financing	533	2.54	611	2.95
Commercial – foreign	804	1.27	934	1.73

Total commercial utilized criticized exposure	$7,246	2.17%	$7,527	2.42%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale and commercial letters of credit.
(2)	Commercial utilized criticized exposure is taken as a percentage of total commercial utilized credit exposure.
(3)	Commercial – domestic and total commercial utilized criticized exposure ratios at December 31, 2005 have been restated to reflect cash collateral applied to Derivative Assets that are included in total commercial utilized credit exposure.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that full collection of principal and/or interest in accordance with its contractual terms is not probable.

Table 27 presents nonperforming commercial assets at June 30, 2006 and December 31, 2005.

Table 27

Nonperforming Commercial Assets

(Dollars in millions)	June 30 2006	December 31 2005
Nonperforming commercial loans and leases
Commercial – domestic	$606	$581
Commercial real estate	59	49
Commercial lease financing	43	62
Commercial – foreign	54	34

Total nonperforming commercial loans and leases	762	726
Commercial foreclosed properties	27	31

Total nonperforming commercial assets (1)	$789	$757

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.32%	0.33%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.34	0.35

(1)	Balances do not include $83 million and $45 million of nonperforming commercial assets, primarily commercial loans held-for-sale, included in Other Assets at June 30, 2006 and December 31, 2005.

Table 28 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 28

Nonperforming Commercial Assets Activity

(Dollars in millions)	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005
Nonperforming loans and leases
Balance, beginning of period	$799	$726	$810	$1,092	$1,352

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	204	286	215	213	271
Advances	6	3	8	11	6
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(32)	(152)	(149)	(131)	(221)
Sales	(74)	—	(9)	(9)	(64)
Returns to performing status (1)	(17)	(10)	(27)	(16)	(98)
Charge-offs (2)	(124)	(41)	(122)	(303)	(144)
Transfers to foreclosed properties	—	(3)	—	(3)	(10)
Transfers to loans held-for-sale	—	(10)	—	(44)	—

Total net additions to (reductions in) nonperforming loans and leases	(37)	73	(84)	(282)	(260)

Total nonperforming loans and leases, end of period	762	799	726	810	1,092

Nonperforming securities
Balance, beginning of period	—	—	—	14	153

Additions to nonperforming securities:
New nonaccrual securities	—	—	—	—	2
Reductions in nonperforming securities:
Paydowns, payoffs, and exchanges	—	—	—	(14)	(130)
Sales	—	—	—	—	(11)

Total net reductions in nonperforming securities	—	—	—	(14)	(139)

Total nonperforming securities, end of period	—	—	—	—	14

Foreclosed properties
Balance, beginning of period	34	31	36	49	47

Additions to foreclosed properties:
New foreclosed properties	1	4	—	4	10
Reductions in foreclosed properties:
Sales	(7)	(1)	(3)	(14)	(5)
Writedowns	(1)	—	(2)	(2)	(2)
Charge-offs	—	—	—	(1)	(1)

Total net additions to (reductions in) foreclosed properties	(7)	3	(5)	(13)	2

Total foreclosed properties, end of period	27	34	31	36	49

Nonperforming commercial assets, end of period	$789	$833	$757	$846	$1,155

(1)	Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well secured and is in the process of collection.
(2)	Certain loan and lease products, including business credit card, are not classified as nonperforming; therefore, the charge-offs on these loans are not included.

At June 30, 2006, Other Assets included commercial loans held-for-sale of $15.7 billion, of which $83 million was nonperforming, and leveraged lease partnership interests of $177 million. At December 31, 2005, Other Assets included commercial loans held-for-sale of $7.3 billion, of which $45 million was nonperforming, and leveraged lease partnership interests of $183 million. The $8.4 billion increase in commercial loans held-for-sale was centered in Capital Markets and Advisory Services within Global Corporate and Investment Banking.

Commercial loans and leases 90 days or more past due and still accruing interest, were $224 million at June 30, 2006, an increase of $56 million compared to December 31, 2005 primarily due to a $65 million increase in commercial – domestic driven by the addition of the MBNA business credit card portfolio.

Provision for Credit Losses

The Provision for Credit Losses was $1.0 billion, for the three months ended June 30, 2006, a 15 percent increase compared to the same period in 2005. For the six months ended June 30, 2006, the Provision for Credit Losses was $2.3 billion, a 56 percent increase compared to the same period in 2005.

The consumer portion of the Provision for Credit Losses decreased $190 million to $936 million for the second quarter and increased $279 million to $2.2 billion for the first six months of 2006 compared to the same periods a year ago. The increase from the addition of MBNA was more than offset in the second quarter comparison, and was partially offset in the six month comparison by reduced credit-related costs on the domestic credit card portfolio, in part driven by the absence of $210 million provision recorded in 2005 to establish reserves for changes in credit card minimum payment requirements. For discussions of the impact of SOP 03-3, see Consumer Portfolio Credit Quality Performance on page 81.

The commercial portion of the Provision for Credit Losses increased $309 million to $69 million, and $522 million to $102 million for the three and six months ended June 30, 2006, primarily due to the absence in 2006 of the benefits from the release of reserves in 2005 related to reduced uncertainties associated with the FleetBoston credit integration and reduced exposures in Latin America. The provision was also higher due to the addition of MBNA and higher net charge-offs.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of June 30, 2006, quarterly updating of historical loss experience did not have a material impact to the allowance for commercial loan and lease losses. The allowance for consumer loan and lease losses is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of June 30, 2006, quarterly updating of the loss forecast models to reflect reduced credit-related costs on domestic consumer credit card resulted in a decrease in the allowance for consumer loan and lease losses. Included within this second component of the Allowance for Loan and Lease Losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults and event risk.

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

The Allowance for Loan and Lease Losses for the consumer portfolio as presented in Table 30 increased $934 million from December 31, 2005 to $5.4 billion at June 30, 2006. The increase was primarily attributable to the addition of the MBNA portfolio.

The allowance for commercial loan and lease losses was $3.6 billion at June 30, 2006, a $101 million increase from December 31, 2005 primarily attributable to the addition of the MBNA portfolio.

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

Changes to the reserve for unfunded lending commitments are made through the Provision for Credit Losses. The reserve for unfunded lending commitments at June 30, 2006 was $395 million, unchanged from December 31, 2005.

Table 29 presents a rollforward of the allowance for credit losses for the three and six months ended June 30, 2006 and 2005.

Table 29

Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Allowance for loan and lease losses, beginning of period	$9,067	$8,313	$8,045	$8,626
MBNA balance, January 1, 2006	—	—	577	—
Loans and leases charged off
Residential mortgage	(22)	(18)	(40)	(30)
Credit card - domestic	(842)	(860)	(1,585)	(1,683)
Credit card - foreign	(72)	—	(104)	—
Home equity lines	(16)	(13)	(30)	(23)
Direct/Indirect consumer	(166)	(77)	(293)	(170)
Other consumer	(105)	(71)	(177)	(151)

Total consumer	(1,223)	(1,039)	(2,229)	(2,057)

Commercial - domestic	(151)	(144)	(245)	(248)
Commercial real estate	(2)	(3)	(2)	(3)
Commercial lease financing	(5)	(19)	(8)	(52)
Commercial - foreign	(26)	(17)	(40)	(20)

Total commercial	(184)	(183)	(295)	(323)

Total loans and leases charged off	(1,407)	(1,222)	(2,524)	(2,380)

Recoveries of loans and leases previously charged off
Residential mortgage	8	7	16	15
Credit card - domestic	119	86	228	169
Credit card - foreign	15	—	28	—
Home equity lines	4	4	9	8
Direct/Indirect consumer	63	31	111	63
Other consumer	30	28	60	52

Total consumer	239	156	452	307

Commercial - domestic	101	151	143	229
Commercial real estate	1	2	2	2
Commercial lease financing	22	10	48	18
Commercial - foreign	21	23	34	55

Total commercial	145	186	227	304

Total recoveries of loans and leases previously charged off	384	342	679	611

Net charge-offs	(1,023)	(880)	(1,845)	(1,769)

Provision for loan and lease losses	1,005	886	2,275	1,474
Other	31	—	28	(12)

Allowance for loan and lease losses, June 30	9,080	8,319	9,080	8,319

Reserve for unfunded lending commitments, beginning of period	395	394	395	402
Provision for unfunded lending commitments	—	(11)	—	(19)

Reserve for unfunded lending commitments, June 30	395	383	395	383

Total	$9,475	$8,702	$9,475	$8,702

Loans and leases outstanding at June 30	$667,953	$529,428	$667,953	$529,428
Allowance for loan and lease losses as a percentage of loans and leases outstanding at June 30	1.36%	1.57%	1.36%	1.57%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at June 30	1.26	1.37	1.26	1.37
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at June 30	1.55	1.91	1.55	1.91
Average loans and leases outstanding during the period	$635,649	$520,415	$625,863	$522,656
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period (1)	0.65%	0.68%	0.59%	0.68%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at June 30	579	470	579	470
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs (1)	2.21	2.36	2.44	2.33

(1)	For the three and six months ended June 30, 2006, the impact of SOP 03-3 decreased net charge-offs by $27 million and $237 million. Excluding the impact of SOP 03-3, annualized net charge-offs as a percentage of average loans and leases outstanding for the three and six months ended June 30, 2006 was 0.66 percent and 0.67 percent, and the ratio of the allowance for loan and lease losses at June 30, 2006 to annualized net charge-offs was 2.17 and 2.18.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 30 presents our allocation by product type.

Table 30

Allocation of the Allowance for Credit Losses by Product Type

	June 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$266	2.9%	$277	3.4%
Credit card - domestic	3,413	37.6	3,301	41.0
Credit card - foreign	204	2.2	—	—
Home equity lines	124	1.4	136	1.7
Direct/Indirect consumer	936	10.3	421	5.2
Other consumer	506	5.6	380	4.8

Total consumer	5,449	60.0	4,515	56.1

Commercial - domestic	2,230	24.6	2,100	26.1
Commercial real estate	593	6.5	609	7.6
Commercial lease financing	224	2.5	232	2.9
Commercial - foreign	584	6.4	589	7.3

Total commercial (1)	3,631	40.0	3,530	43.9

Allowance for loan and lease losses	9,080	100.0%	8,045	100.0%

Reserve for unfunded lending commitments	395		395

Total	$9,475		$8,440

(1)	Includes allowance for loan and lease losses on commercial impaired loans of $68 million and $55 million at June 30, 2006 and December 31, 2005.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, our customer and proprietary trading operations, our ALM activities, credit risk mitigation activities, and mortgage banking activities. More detailed information on our market risk management process is included on pages 53 through 61 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended June 30, 2006. Trading-related revenue encompasses proprietary trading and customer-related activities. During the twelve months ended June 30, 2006, positive trading-related revenue was recorded for 93 percent of the trading days. Furthermore, only two percent of the total trading days had losses greater than $10 million, and the largest loss was $55 million. This can be compared to the twelve months ended June 30, 2005, where positive trading-related revenue was recorded for 87 percent of the trading days and only three percent of the total trading days had losses greater than $10 million, and the largest loss was $24 million.

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

A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses exceeded VAR twice in the twelve months ended June 30, 2006 and did not exceed VAR in the twelve months ended June 30, 2005.

In addition to reviewing our underlying model assumptions, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 31 presents average, high and low daily VAR for the twelve months ended June 30, 2006 and 2005.

Table 31

Trading Activities Market Risk

	Twelve Months Ended June 30
	2006			2005
	VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$5.8	$11.1	$2.9	$4.9	$12.1	$1.4
Interest rate	18.9	50.0	8.8	25.9	58.2	10.7
Credit	24.5	33.4	18.4	20.7	32.2	14.4
Real estate/mortgage	9.6	15.8	5.5	10.5	20.7	4.9
Equities	20.5	39.6	12.6	14.4	25.8	8.0
Commodities	5.8	10.6	3.4	7.3	9.9	4.5
Portfolio diversification	(44.5)	—	—	(42.9)	—	—

Total market-based trading portfolio (2)	$40.6	$59.8	$26.8	$40.8	$67.0	$26.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	See page 86 for a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio.

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

Interest Rate Risk Management

Interest rate risk represents the most significant market risk exposure to our nontrading financial instruments. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect Net Interest Income. Interest rate risk is measured as the potential volatility in our Net Interest Income caused by changes in market interest rates. Client facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities, as well as the impact of changing market conditions, is managed through our ALM activities.

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

We prepare forward looking forecasts of managed Net Interest Income. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by the forward market interest rate curve. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward rates used in our respective baseline forecasts at June 30, 2006 and December 31, 2005 were as follows:

Table	32

Forward Rates

	June 30, 2006		December 31, 2005
	Federal Funds	Ten-Year Swap	Federal Funds	Ten-Year Swap
Spot rates	5.25%	5.73%	4.25%	4.94%
12-month forward rates	5.49	5.75	4.75	4.97

The following table reflects the pre-tax dollar impact to forecasted Core Net Interest Income – Managed Basis (See Table 7 on Page 46) over the next twelve months from June 30, 2006 and December 31, 2005, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve.

Table	33

Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions) Curve Change	Short Rate	Long Rate	June 30 2006	December 31 2005
+100 Parallel shift	+100	+100	$(862)	$(357)
-100 Parallel shift	-100	-100	751	244
Flatteners
Short end	+100	—	(1,080)	(523)
Long end	—	-100	(252)	(298)
Steepeners
Short end	-100	—	1,021	536
Long end	—	+100	222	168

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years. The estimated exposure is reported on a managed basis and reflects impacts that may be realized primarily in Net Interest Income and Card Income.

Beyond what is already implied in the forward market curve, the interest rate risk position has become more exposed to rising rates since December 31, 2005 due to the addition of MBNA, which was liability sensitive, as well as an increase in the interest rate environment and an increase in residential whole loan balances. These increases in exposure to rising rates were partially offset by changes to the swap position, including the addition of over $100 billion of fixed pay swap positions in the second quarter. Conversely, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of our cash and derivative positions. During the three months ended June 30, 2006 and 2005, we purchased securities of $8.2 billion and $116.2 billion, sold $0.3 billion and $93.6 billion, and had maturities and received paydowns of $6.3 billion and $11.6 billion. During the quarter, we continuously monitored our interest rate risk position and effected changes in the securities portfolio in order to manage prepayment risk and interest rate risk. Through sales in the securities portfolio, we realized $9 million of losses associated with certain isolated sales of U.S. Treasury and municipal securities and $325 million in Gains (Losses) on Sales of Debt Securities during the three months ended June 30, 2006 and 2005. The decrease was primarily due to the absence of gains realized on mortgage-backed securities. During the quarter, interest rates rose, resulting in a decline of $3.6 billion in the fair market value of the company’s available-for-sale securities. This change in fair market value is recorded as a period loss, after tax, through Accumulated Other Comprehensive Income (Loss). For further information, see Note 11 to the Consolidated Financial Statements.

During the six months ended June 30, 2006 and 2005, we purchased securities of $34.8 billion and $190.8 billion, sold $7.3 billion and $132.0 billion, and had maturities and received paydowns of $11.6 billion and $21.8 billion. During the six months ended June 30, 2006, we continuously monitored our interest rate risk position and effected changes in the securities portfolio in order to manage prepayment risk and interest rate risk. Through sales in the securities portfolio, we realized $5 million and $984 million in Gains (Losses) on Sales of Debt Securities during the six months ended June 30, 2006 and 2005. The decrease was primarily due to the absence of gains realized on mortgage-backed securities. During the six months ended June 30, 2006, interest rates rose, resulting in a decline of $7.1 billion in the fair market value of the company’s available-for-sale securities. This change in fair market value is recorded as a period loss, after tax, through Accumulated Other Comprehensive Income (Loss).

Accumulated Other Comprehensive Income (Loss) includes $7.4 billion in after-tax losses at June 30, 2006, related to unrealized losses associated with our available-for-sale securities portfolio, including $7.7 billion of unrealized losses related to available-for sale-debt securities and $0.3 billion of unrealized gains related to available-for-sale equity securities. Total market value of these Available-for-sale debt securities was $235.8 billion with a weighted average duration of 4.6 years and primarily relates to our mortgage-backed security portfolio.

Changes to the Accumulated Other Comprehensive Income (Loss) amounts going forward will be driven by further interest rate or price fluctuations, portfolio composition changes, the collection of cash flows including prepayment/maturity activity, and the passage of time.

Residential Mortgage Portfolio

During the three months ended June 30, 2006 and 2005, we purchased $25.5 billion and $8.8 billion of residential mortgages related to ALM activities and sold whole mortgage loans of $10.0 billion during the three months ended June 30, 2005. Additionally, we received paydowns of $6.5 billion and $9.5 billion for the three months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006 and 2005, we purchased $29.8 billion and $14.5 billion of residential mortgages related to ALM activities. Additionally, we received paydowns of $12.0 billion and $18.2 billion for the six months ended June 30, 2006 and 2005.

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

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures, and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 34 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at June 30, 2006 and December 31, 2005.

The changes in our swap and option positions reflect actions taken associated with interest rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our net pay fixed swap position (including foreign exchange contracts) increased $87.7 billion to $65.0 billion at June 30, 2006 compared to the net receive fixed position of $22.8 billion at December 31, 2005. The notional amount of our net option position decreased $39.0 billion to $18.3 billion at June 30, 2006 compared to December 31, 2005.

Included in the futures and forward rate contract amounts are $980 million of forward purchase contracts of mortgage loans at June 30, 2006 settling in July 2006 with an average yield of 6.18 percent and $35.0 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at December 31, 2005 that settled from January 2006 to April 2006 with an average yield of 5.46 percent.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 hedges and those used as economic hedges. The fair value of net ALM contracts increased from a loss of $386 million at December 31, 2005 to a loss of $275 million at June 30, 2006. The increase was attributable to gains from changes in the value of basis swaps and from the settlement of futures and forward contracts, partially offset by declines in the values of foreign exchange contracts, and decreases in the levels of open option positions. The decrease in the value of foreign exchange contracts was due primarily to increases in market interest rates. The increase in the value of basis swaps was due primarily to the strengthening of most foreign currencies against the U.S. dollar during the first six months of 2006.

Table 34

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

June 30, 2006

Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2006	2007	2008	2009	2010	Thereafter
Receive fixed interest rate swaps(1)	$(3,071)								4.23
Notional amount		$109,005	$2,500	$2,795	$12,227	$45,393	$10,765	$35,325
Weighted average fixed rate		4.99%	5.46%	4.80%	4.63%	5.09%	4.94%	4.98%
Pay fixed interest rate swaps (1)	1,270								1.02
Notional amount		$189,792	$5,100	$156,500	$17,182	$—	$—	$11,010
Weighted average fixed rate		5.09%	3.23%	5.14%	5.03%	—%	—%	5.22%
Basis swaps (2)	1,216
Notional amount		$28,305	$—	$174	$2,215	$3,006	$5,195	$17,715
Option products (3)	683
Notional amount (4)		18,279	—	—	18,210	—	69	—
Foreign exchange contracts (5)	(366)
Notional amount		15,815	3	52	1,537	1,919	3,664	8,640
Futures and forward rate contracts(6)	(7)
Notional amount (4)		980	980	—	—	—	—	—

Net ALM contracts	$(275)

December 31, 2005

(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2006	2007	2008	2009	2010	Thereafter
Receive fixed interest rate swaps(1)	$(1,390)								4.17
Notional amount		$108,985	$4,337	$13,080	$6,144	$39,107	$10,387	$35,930
Weighted average fixed rate		4.62%	4.75%	4.66%	4.02%	4.51%	4.43%	4.77%
Pay fixed interest rate swaps (1)	(408)								3.85
Notional amount		$102,281	$5,100	$55,925	$10,152	$—	$—	$31,104
Weighted average fixed rate		4.61%	3.23%	4.46%	4.24%	—%	—%	5.21%
Basis swaps (2)	(644)
Notional amount		$17,806	$514	$174	$884	$2,839	$3,094	$10,301
Option products (3)	1,349
Notional amount (4)		57,246	—	—	57,246	—	—	—
Foreign exchange contracts (5)	909
Notional amount		16,061	1,335	51	1,436	1,826	3,485	7,928
Futures and forward rate contracts(6)	(202)
Notional amount (4)		34,716	34,716	—	—	—	—	—

Net ALM contracts	$(386)

(1)	At June 30, 2006, $17.7 billion of the receive fixed swap notional and $52.9 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2005, $46.6 billion of the receive fixed swap notional and $41.9 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Basis swaps include cross-currency variable interest rate swaps.
(3)	Option products include caps, floors, swaptions and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(4)	Reflects the net of long and short positions.
(5)	Foreign exchange contracts include foreign-denominated receive fixed interest rate swaps and cross-currency receive fixed interest rate swaps.
(6)	Futures and forward rate contracts include Eurodollar futures and forward purchase and sale contracts. Included are $980 million of forward purchase contracts at June 30, 2006. At December 31, 2005, the forward purchase contracts amounted to $34.7 billion.

The Corporation uses interest rate and foreign exchange rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and closed derivative instruments recorded in Accumulated OCI net-of-tax at June 30, 2006 was $3.5 billion. These net losses are expected to be reclassified into earnings in the same period when the hedged item affects earnings and will decrease income or increase expense on the respective hedged items. Assuming no change in open cash flow derivative hedge positions and no changes to interest and foreign exchange rates beyond what is implied in forward yield curves at June 30, 2006, the net losses are expected to be reclassified into earnings as follows: 7 percent within the next year, 57 percent within five years, 84 percent within 10 years, with the remaining 16 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 of the Consolidated Financial Statements.

The amount included in Accumulated OCI for terminated derivative contracts were losses of $3.2 billion and $2.5 billion, net-of-tax, at June 30, 2006 and December 31, 2005. The increase in losses can be attributable primarily to losses in the value of interest rate swaps that were terminated during the six month period due to increases in market interest rates.

Mortgage Banking Risk Management

Interest rate lock commitments (IRLCs) on loans intended to be sold are subject to interest rate risk between the date of the IRLC and the date the loan is funded. Residential first mortgage loans held-for-sale are subject to interest rate risk from the date of funding until the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used either as an economic hedge of IRLCs and residential first mortgage loans held-for-sale, or designated as a cash flow hedge of residential first mortgage loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At June 30, 2006, the notional amount of derivatives hedging the IRLCs and residential first mortgage loans held-for-sale was $16.0 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We designate certain derivatives such as purchased options and interest rate swaps as economic hedges of MSRs. At June 30, 2006, the amount of MSRs identified as being hedged by derivatives was approximately $3.1 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at June 30, 2006 was $29.5 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in the fair values of the MSRs that are hedged by these derivative contracts. During the three and six months ended June 30, 2006, the change in value attributed to economically hedged MSRs was $192 million and $472 million, offset by derivative hedge losses of $182 million and $439 million.

The Corporation has elected to adopt SFAS 156 “Accounting for Servicing of Financial Assets” and account for consumer MSR’s using the fair value measurement method on January 1, 2006. See Note 1 of the Consolidated Financial Statements for additional information as it relates to this accounting standard. See Note 7 of the Consolidated Financial Statements for additional information on MSRs.

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

Complex Accounting Estimates

Our significant accounting principles as described in Note 1 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006 are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 62 through 65 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management beginning on page 100 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in internal controls

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 of the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Form 10-Q for the three months ended March 31, 2006, and the Current Reports on Form 8-K filed since December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

See Note 11 for information on the monthly share repurchase activity for the three and six months ended June 30, 2006 and 2005, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 4. Submission of Matters to a Vote of Security Holders

1. The Annual Meeting of Stockholders was held on April 26, 2006.

2. The following are the voting results on each matter submitted to the stockholders:

a. To elect 18 directors

	For	Withheld
William Barnet, III	3,646,316,377	188,124,278
Frank P. Bramble, Sr.	3,736,731,264	97,709,391
John T. Collins	3,766,233,332	68,207,323
Gary L. Countryman	3,673,269,172	161,171,483
Tommy R. Franks	3,762,881,001	71,559,654
Paul Fulton	3,697,232,099	137,208,556
Charles K. Gifford	3,694,661,707	139,778,948
W. Steven Jones	3,748,371,015	86,069,640
Kenneth D. Lewis	3,740,650,927	93,789,728
Monica C. Lozano	3,763,479,987	70,960,668
Walter E. Massey	3,742,976,333	91,464,322
Thomas J. May	3,646,022,973	188,417,682
Patricia E. Mitchell	3,767,397,185	67,043,470
Thomas M. Ryan	3,669,793,370	164,647,285
O. Temple Sloan, Jr.	3,729,259,585	105,181,070
Meredith R. Spangler	3,718,753,294	115,687,361
Robert L. Tillman	3,733,093,397	101,347,258
Jackie M. Ward	3,707,576,000	126,864,655

b. To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2006

For	Against	Abstentions
3,620,070,804	174,700,491	39,669,360

c. To adopt an amendment to the 2003 Key Associate Stock Plan

For	Against	Abstentions	Broker Non-Vote
2,622,100,239	401,007,405	45,535,350	765,797,661

d. To consider a stockholder proposal regarding political contributions

For	Against	Abstentions	Broker Non-Vote
123,186,446	2,616,208,711	329,247,837	765,797,661

e. To consider a stockholder proposal regarding the majority voting in director elections

For	Against	Abstentions	Broker Non-Vote
1,674,352,201	1,311,046,461	83,244,332	765,797,661

f. To consider a stockholder proposal regarding an independent board chairman

For	Against	Abstentions	Broker Non-Vote
1,149,018,057	1,861,498,755	58,126,182	765,797,661

g.	To consider a stockholder proposal regarding the Corporation’s equal employment opportunity policy

For	Against	Abstentions	Broker Non-Vote
69,104,519	2,876,089,251	123,449,224	765,797,661

Item 6. Exhibits

Exhibit 11		–	Earnings Per Share Computation - included in Note 11 of the Consolidated Financial Statements

Exhibit 12		–	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31	(a)	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31	(b)	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	(a)	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 32	(b)	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: August 8, 2006	/s/ Neil A. Cotty
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