Form 10-Q
period 2006-09-30
BANK OF AMERICA CORP /DE/
filed 2006-11-08
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ✓    Accelerated filer    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes    No ✓

On October 31, 2006, there were 4,490,688,140 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2006	2005	2006	2005

Interest income
Interest and fees on loans and leases	$12,638	$8,933	$35,569	$25,307
Interest and dividends on securities	3,080	2,793	9,215	8,122
Federal funds sold and securities purchased under agreements to resell	2,146	1,382	5,755	3,535
Trading account assets	1,856	1,550	5,031	4,158
Other interest income	952	547	2,524	1,486
Total interest income	20,672	15,205	58,094	42,608
Interest expense
Deposits	3,976	2,471	10,491	7,016
Short-term borrowings	5,467	3,190	14,618	7,760
Trading account liabilities	727	707	1,840	1,745
Long-term debt	1,916	1,102	5,153	3,209
Total interest expense	12,086	7,470	32,102	19,730
Net interest income	8,586	7,735	25,992	22,878

Noninterest income
Service charges	2,147	2,080	6,125	5,777
Investment and brokerage services	1,085	1,060	3,334	3,122
Mortgage banking income	189	180	415	590
Investment banking income	510	522	1,623	1,319
Equity investment gains	705	713	2,122	1,691
Card income	3,473	1,520	10,566	4,246
Trading account profits	731	557	2,706	1,464
Other income	1,227	(216)	1,675	1,194
Total noninterest income	10,067	6,416	28,566	19,403

Total revenue	18,653	14,151	54,558	42,281

Provision for credit losses	1,165	1,159	3,440	2,614

Gains (losses) on sales of debt securities	(469)	29	(464)	1,013

Noninterest expense
Personnel	4,474	3,837	13,767	11,209
Occupancy	696	638	2,100	1,889
Equipment	318	300	978	894
Marketing	587	307	1,713	990
Professional fees	259	254	710	647
Amortization of intangibles	441	201	1,322	613
Data processing	426	361	1,245	1,093
Telecommunications	237	206	685	608
Other general operating	1,156	1,061	3,423	3,065
Merger and restructuring charges	269	120	561	353
Total noninterest expense	8,863	7,285	26,504	21,361
Income before income taxes	8,156	5,736	24,150	19,319
Income tax expense	2,740	1,895	8,273	6,428
Net income	$5,416	$3,841	$15,877	$12,891
Net income available to common shareholders	$5,416	$3,836	$15,868	$12,877
Per common share information
Earnings	$1.20	$0.96	$3.49	$3.21
Diluted earnings	$1.18	$0.95	$3.44	$3.16
Dividends paid	$0.56	$0.50	$1.56	$1.40
Average common shares issued and outstanding (in thousands)	4,499,704	4,000,573	4,547,693	4,012,924
Average diluted common shares issued and outstanding (in thousands)	4,570,558	4,054,659	4,614,599	4,072,991

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions)	September 30 2006	December 31 2005

Assets
Cash and cash equivalents	$31,239	$36,999
Time deposits placed and other short-term investments	13,006	12,800
Federal funds sold and securities purchased under agreements to resell (includes $134,583 and $148,299 pledged as collateral)	134,595	149,785
Trading account assets (includes $57,025 and $68,223 pledged as collateral)	141,211	131,707
Derivative assets	23,121	23,712
Securities:
Available-for-sale (includes $156,062 and $116,659 pledged as collateral)	195,095	221,556
Held-to-maturity, at cost (market value—$56 and $47)	57	47
Total securities	195,152	221,603
Loans and leases	669,149	573,791
Allowance for loan and lease losses	(8,872)	(8,045)
Loans and leases, net of allowance	660,277	565,746
Premises and equipment, net	9,205	7,786
Mortgage servicing rights (includes $2,932 measured at fair value at September 30, 2006)	3,091	2,806
Goodwill	65,818	45,354
Intangible assets	9,758	3,194
Other assets	162,738	90,311
Total assets	$1,449,211	$1,291,803
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$169,540	$179,571
Interest-bearing	409,718	384,155
Deposits in foreign offices:
Noninterest-bearing	4,371	7,165
Interest-bearing	82,276	63,779
Total deposits	665,905	634,670
Federal funds purchased and securities sold under agreements to repurchase	258,090	240,655
Trading account liabilities	64,936	50,890
Derivative liabilities	15,394	15,000
Commercial paper and other short-term borrowings	135,056	116,269
Accrued expenses and other liabilities (includes $388 and $395 of reserve for unfunded lending commitments)	38,494	31,938
Long-term debt	137,739	100,848
Total liabilities	1,315,614	1,190,270

Commitments and contingencies (Notes 8 and 10)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—40,739 and 1,090,189 shares	826	271
Common stock and additional paid-in capital, $0.01 par value; authorized—7,500,000,000 shares; issued and outstanding—4,498,145,315 and 3,999,688,491 shares	63,929	41,693
Retained earnings	76,271	67,552
Accumulated other comprehensive income (loss)	(6,867)	(7,556)
Other	(562)	(427)
Total shareholders’ equity	133,597	101,533
Total liabilities and shareholders’ equity	$1,449,211	$1,291,803

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

		Common Stock and			Accumulated Other Comprehensive Income (Loss) (1)		Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Additional Paid-in Capital		Retained Earnings
	Preferred Stock	Shares	Amount			Other		Comprehensive Income
Balance, December 31, 2004	$271	4,046,546	$44,236	$58,773	$(2,764)	$(281)	$100,235
Net income				12,891			12,891	$12,891
Net unrealized losses on available-for-sale debt and marketable equity securities					(1,711)		(1,711)	(1,711)
Net unrealized gains on foreign currency translation adjustments					26		26	26
Net losses on derivatives					(2,130)		(2,130)	(2,130)
Cash dividends paid:
Common				(5,658)			(5,658)
Preferred				(14)			(14)
Common stock issued under employee plans and related tax benefits		60,704	2,593			(211)	2,382
Common stock repurchased		(94,187)	(4,281)				(4,281)
Other				(12)	(1)	1	(12)	(1)
Balance, September 30, 2005	$271	4,013,063	$42,548	$65,980	$(6,580)	$(491)	$101,728	$9,075

Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533
Net income				15,877			15,877	$15,877
Net unrealized losses on available-for-sale debt and marketable equity securities					(106)		(106)	(106)
Net unrealized gains on foreign currency translation adjustments					177		177	177
Net gains on derivatives					618		618	618
Cash dividends paid:
Common				(7,149)			(7,149)
Preferred				(9)			(9)
Issuance of preferred stock	825						825
Redemption of preferred stock	(270)						(270)
Common stock issued under employee plans and related tax benefits		98,312	3,988			(135)	3,853
Stock issued in acquisition (2)		631,145	29,377				29,377
Common stock repurchased		(231,000)	(11,129)				(11,129)
Balance, September 30, 2006	$826	4,498,145	$63,929	$76,271	$(6,867)	$(562)	$133,597	$16,566

(1)

At September 30, 2006 and December 31, 2005, Accumulated Other Comprehensive Income (Loss) (OCI) includes Net Gains (Losses) on Derivatives of $(3,720) million and $(4,338) million; Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $(3,084) million and $(2,978) million; Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $55 million and $(122) million; and Other of $(118) million and $(118) million. Amounts shown are net of tax. For additional information on Accumulated OCI, see Note 11 of the Consolidated Financial Statements.

(2)	Includes the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million that were exchanged for the Corporation’s options as part of the MBNA merger.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2006	2005
Operating activities
Net income	$15,877	$12,891
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,440	2,614
(Gains) losses on sales of debt securities	464	(1,013)
Depreciation and premises improvements amortization	835	716
Amortization of intangibles	1,322	613
Deferred income tax expense	1,322	126
Net (increase) decrease in trading and derivative instruments	7,830	(10,503)
Net increase in other assets	(26,704)	(3,130)
Net increase (decrease) in accrued expenses and other liabilities	648	(6,015)
Stock-based compensation expense	862	608
Other operating activities, net	(3,054)	(7,381)
Net cash provided by (used in) operating activities	2,842	(10,474)
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	(295)	1,125
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	13,903	(44,049)
Proceeds from sales of available-for-sale securities	17,122	134,419
Proceeds from maturities of available-for-sale securities	17,708	31,392
Purchases of available-for-sale securities	(38,270)	(200,407)
Proceeds from maturities of held-to-maturity securities	—	194
Proceeds from sales of loans and leases	29,902	13,059
Other changes in loans and leases, net	(96,643)	(48,763)
Net purchases of premises and equipment	(398)	(858)
Proceeds from sales of foreclosed properties	86	101
Investment in China Construction Bank	—	(2,500)
Net cash paid for business acquisitions and divestitures	(3,615)	—
Other investing activities, net	(222)	83
Net cash used in investing activities	(60,722)	(116,204)
Financing activities
Net increase in deposits	7,249	7,907
Net increase in federal funds purchased and securities sold under agreements to repurchase	18,109	97,312
Net increase in commercial paper and other short-term borrowings	17,454	29,057
Proceeds from issuance of long-term debt	37,403	17,813
Retirement of long-term debt	(13,507)	(13,076)
Issuance of preferred stock	825	—
Redemption of preferred stock	(270)	—
Proceeds from issuance of common stock	2,587	1,607
Common stock repurchased	(11,129)	(4,281)
Cash dividends paid	(7,158)	(5,672)
Excess tax benefits of share-based payments	342	—
Other financing activities, net	121	(104)
Net cash provided by financing activities	52,026	130,563
Effect of exchange rate changes on cash and cash equivalents	94	(50)
Net increase (decrease) in cash and cash equivalents	(5,760)	3,835
Cash and cash equivalents at January 1	36,999	28,936
Cash and cash equivalents at September 30	$31,239	$32,771

The fair values of noncash assets acquired and liabilities assumed in the MBNA merger were $83.5 billion and $50.6 billion.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion were issued in connection with the MBNA merger.

Net transfers from AFS securities to Other Assets related to broker receivables of $35.9 billion for the nine months ended September 30, 2006.

On September 1, 2006, the Corporation completed the sale of its Brazilian operations for approximately $1.9 billion in equity of Banco Itau Holding Financeira S.A.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At September 30, 2006, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), Bank of America, N.A. (USA), and FIA Card Services, N.A. Effective June 10, 2006, MBNA America Bank N.A. was renamed FIA Card Services, N.A.

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

On September 1, 2006, the Corporation completed the sale of its Brazilian operations for approximately $1.9 billion in equity of Banco Itau Holding Financeira S.A., Brazil’s second largest nongovernment-owned banking company. The sale resulted in a $720 million gain (pre-tax) that was recorded in Other Income.

Recently Issued or Proposed Accounting Pronouncements

On September 29, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (SFAS 158) which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) (OCI). SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. This statement is effective as of December 31, 2006. If the provisions of SFAS 158 had been applied as of December 31, 2005, Shareholders’ Equity would have been reduced by approximately $3 billion before tax and approximately $2 billion after tax. Additionally, the initial adoption of SFAS 158 may impact the Corporation’s regulatory capital. For additional information on the Corporation’s pension and postretirement plans, see Note 16 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Corporation’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the effect of SFAS 157 on the Corporation’s financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. Management is currently evaluating the effect of SAB 108 on the Corporation’s financial condition and results of operations.

On July 13, 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. FSP 13-2 is effective as of January 1, 2007 and requires that the cumulative effect of adoption be reflected as an adjustment to the beginning balance of Retained Earnings in the period of adoption with a corresponding offset decreasing the net investment in leveraged leases. Management currently estimates that the adoption of FSP 13-2 will result in an adjustment increasing Goodwill by approximately $400 million for leveraged leases acquired as part of the merger with FleetBoston Financial Corporation (FleetBoston) and a charge of approximately $350 million to Retained Earnings as of January 1, 2007.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Corporation will adopt FIN 48 on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of Retained Earnings. Management is currently evaluating the effect of FIN 48 on the Corporation’s financial condition and results of operations.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Income. The Corporation elected to early adopt the standard and to account for consumer MSRs using the fair value measurement method on January 1, 2006. Commercial related MSRs continue to be accounted for using the amortization method (i.e., lower of cost or market). The adoption of this standard did not have a material impact on the Corporation’s financial condition and results of operations. For additional information on MSRs, see Note 7 of the Consolidated Financial Statements.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

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

NOTE 2—MBNA Merger and Restructuring Activity

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

The MBNA merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA merger date as summarized in the following table. This allocation is based on management’s current estimation and could change as the fair value calculations are finalized and more information becomes available.

MBNA Purchase Price Allocation (In millions, except per share amounts)
Purchase price
Purchase price per share of the Corporation’s common stock (1)	$45.856
Exchange ratio	0.5009
Purchase price per share of the Corporation’s common stock exchanged	$22.969
Cash portion of the MBNA merger consideration	4.125
Implied value of one share of MBNA common stock	27.094
MBNA common stock exchanged	1,260
Total value of the Corporation’s common stock and cash exchanged		$34,139
Fair value of outstanding stock options and direct acquisition costs		467
Total purchase price		$34,606

Allocation of the purchase price
MBNA stockholders’ equity		$13,410
MBNA goodwill and other intangible assets		(3,564)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases		(292)
Premises and equipment		(563)
Identified intangibles (2)		7,857
Other assets		(678)
Deposits		(97)
Exit and termination liabilities		(299)
Other personnel-related liabilities		(685)
Other liabilities and deferred income taxes		(638)
Long-term debt		(409)
Estimated fair value of net assets acquired		14,042
Estimated goodwill resulting from the MBNA merger (3)		$20,564

(1)

The value of the shares of common stock exchanged with MBNA shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, June 30, 2005, the date of the MBNA merger announcement.

(2)

Includes purchased credit card relationships of $5,698 million, affinity relationships of $1,641 million, core deposit intangibles of $214 million, and other intangibles of $304 million. The amortization life for core deposit intangibles is 10 years, and purchased credit card relationships and affinity relationships are 15 years. These intangibles are primarily amortized on an accelerated basis.

(3)	No Goodwill is expected to be deductible for tax purposes. Substantially all Goodwill was allocated to Global Consumer and Small Business Banking.

As a result of the MBNA merger, the Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. These loans were accounted for in accordance with American Institute of Certified Public Accountants Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which requires that purchased impaired loans be recorded at fair value as of the merger date. The purchase accounting adjustment to reduce impaired loans to fair value results in an increase in Goodwill. In addition, an adjustment was made to the Allowance for Loan and Lease Losses for those impaired loans resulting in a decrease in Goodwill. The outstanding balance and fair value of such loans was approximately $1.3 billion and $940 million as of the merger date. At September 30, 2006, the outstanding balance of such loans was approximately $129 million.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the MBNA merger taken place at January 1, 2005.

	Pro Forma
	Three Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2005
Net interest income	$8,585	$25,363
Noninterest income	8,364	24,973
Total revenue	16,949	50,336
Provision for credit losses	1,439	3,385
Gains on sales of debt securities	29	1,013
Merger and restructuring charges	102	1,118
Other noninterest expense	8,622	25,409
Income before income taxes	6,815	21,437
Net income	4,529	14,246

Merger and Restructuring Charges in the above table includes a nonrecurring restructuring charge related to legacy MBNA of $(18) million and $765 million for the three and nine months ended September 30, 2005. Pro forma Earnings per Common Share and Diluted Earnings per Common Share were $0.98 and $0.97 for the three months ended September 30, 2005, and $3.06 and $3.02 for the nine months ended September 30, 2005.

Merger and Restructuring Charges

Merger and Restructuring Charges are recorded in the Consolidated Statement of Income, and include incremental costs to integrate the operations of the Corporation and MBNA. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges. For a discussion of the prior year Merger and Restructuring Charges related to FleetBoston, see Note 2 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

	Three Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2006
Severance and employee-related charges	$40	$74
Systems integrations and related charges	183	363
Other	46	124
Total merger and restructuring charges	$269	$561

Exit Costs and Restructuring Reserves

On January 1, 2006, liabilities of $468 million for MBNA’s exit and termination costs were recorded as purchase accounting adjustments resulting in an increase in Goodwill. Included in the $468 million were $409 million for severance, relocation and other employee-related expenses and $59 million for contract terminations. During the three and nine months ended September 30, 2006, the Corporation revised certain of its initial estimates due to lower severance costs and updated integration plans including site consolidations that resulted in the reductions of exit cost reserves of $69 million and $169 million respectively. For the three and nine months ended September 30, 2006, $56 million and $156 million of the reductions in reserves were related to severance, relocation and other employee related expenses. The remaining reduction of $13 million related to contract termination estimates, all of which was recorded in the three months ended September 30, 2006. Cash payments of $41 million and $108 million during the three and nine months ended September 30, 2006, included $39 million and $76 million of severance, relocation and other employee-related costs, and $2 million and $32 million of contract terminations. The impact of these items reduced the balance in the liability from $301 million at June 30, 2006 to $191 million at September 30, 2006.

Restructuring reserves were established for legacy Bank of America associate severance, other employee-related expenses, and contract terminations. During the three and nine months ended September 30, 2006, $38 million and $71 million was recorded to the restructuring reserves related to associate severance and other employee-related expenses, and another $21 million and $62 million for contract terminations. During the three and nine months ended September 30, 2006, cash payments of $7 million and $11 million for severance and other employee-related costs have reduced this liability. The net impact of these items increased the balance from $70 million at June 30, 2006 to $122 million at September 30, 2006.

Payments under exit costs and restructuring reserves associated with the MBNA merger are expected to be substantially complete by the end of 2007. The following table presents the changes in Exit Costs and Restructuring Reserves for the three and nine months ended September 30, 2006.

(Dollars in millions)	Exit Cost Reserves (1)	Restructuring Reserves (2)
Balance, January 1, 2006	$—	$—
MBNA exit costs	368	—
Restructuring charges	—	74
Cash payments	(67)	(4)
Balance, June 30, 2006	301	70
MBNA exit costs	(69)	—
Restructuring charges	—	59
Cash payments	(41)	(7)
Balance, September 30, 2006	$191	$122

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.

(2)	Restructuring reserves were established by a charge to income.

NOTE 3—Trading Account Assets and Liabilities

The following table presents the fair values of the components of Trading Account Assets and Liabilities at September 30, 2006 and December 31, 2005.

(Dollars in millions)	September 30 2006	December 31 2005
Trading account assets
Corporate securities, trading loans and other	$45,470	$46,554
U.S. government and agency securities (1)	34,165	31,091
Equity securities	27,153	31,029
Mortgage trading loans and asset-backed securities	14,832	12,290
Foreign sovereign debt	19,591	10,743
Total	$141,211	$131,707
Trading account liabilities
U.S. government and agency securities (2)	$23,499	$23,179
Equity securities	21,750	11,371
Foreign sovereign debt	12,073	8,915
Corporate securities and other	7,614	7,425
Total	$64,936	$50,890

(1)

Includes $24.5 billion at September 30, 2006 and $22.1 billion at December 31, 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

(2)

Includes $2.0 billion at September 30, 2006 and $1.4 billion at December 31, 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

NOTE 4—Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. Non-hedging derivatives held for trading purposes are included in Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits. Other non-hedging derivatives that are considered economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in Derivative Assets or Derivative Liabilities with changes in fair value recorded in Mortgage Banking Income or Other Income in the Consolidated Statement of Income. A detailed discussion of derivative trading activities and Asset and Liability Management (ALM) activities are presented in Note 5 of the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

The following table presents the contract/notional amounts and credit risk amounts at September 30, 2006 and December 31, 2005 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At September 30, 2006 and December 31, 2005, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $7.8 billion and $9.3 billion. In addition, at September 30, 2006 and December 31, 2005, the cash collateral placed against Derivative Liabilities was $6.4 billion and $7.6 billion.

	September 30, 2006		December 31, 2005
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$17,269,574	$10,543	$14,401,577	$11,085
Futures and forwards	2,577,243	77	2,113,717	—
Written options	1,073,067	—	900,036	—
Purchased options	1,415,405	2,300	869,471	3,345
Foreign exchange contracts
Swaps	411,788	3,679	333,487	3,735
Spot, futures and forwards	1,209,779	1,899	944,321	2,481
Written options	454,473	—	214,668	—
Purchased options	446,443	1,466	229,049	1,214
Equity contracts
Swaps	35,250	604	28,287	548
Futures and forwards	16,584	17	6,479	44
Written options	114,760	—	69,048	—
Purchased options	99,380	8,247	57,693	6,729
Commodity contracts
Swaps	4,320	1,295	8,809	2,475
Futures and forwards	7,727	—	5,533	—
Written options	5,853	—	7,854	—
Purchased options	3,266	193	3,673	546
Credit derivatives (1)	1,168,951	565	722,190	766

Credit risk before cash collateral		30,885		32,968
Less: Cash collateral applied		7,764		9,256
Total derivative assets (2)		$23,121		$23,712

(1)	The December 31, 2005 notional amount has been restated to conform with new regulatory guidance, which defined the notional as the contractual loss protection for structured basket transactions.

(2)	Includes long and short derivative positions.

The average fair value of Derivative Assets for the three months ended September 30, 2006 and December 31, 2005 was $23.7 billion and $25.2 billion. The average fair value of Derivative Liabilities for the three months ended September 30, 2006 and December 31, 2005 was $15.9 billion and $16.9 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $752 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings (1)	$6	$47	$5	$92
Net gain excluded from assessment of effectiveness (2)	—	—	—	2
Cash flow hedges
Hedge ineffectiveness recognized in earnings (3)	7	—	10	(15)
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within Accumulated OCI	(94)	(30)	(296)	49

(1)

Included $6 million and $4 million recorded in Net Interest Income, $0 and $41 million recorded in Mortgage Banking Income, $0 and $1 million recorded in Equity Investment Gains, and $0 and $1 million recorded in Trading Account Profits in the Consolidated Statement of Income for the three months ended September 30, 2006 and 2005. Included $5 million and $4 million recorded in Net Interest Income, $0 and $92 million recorded in Mortgage Banking Income, $0 and $(5) million recorded in Equity Investment Gains, and $0 and $1 million recorded in Trading Account Profits for the nine months ended September 30, 2006 and 2005.

(2)	Amounts were recorded in Mortgage Banking Income and Equity Investment Gains in the Consolidated Statement of Income for the nine months ended September 30, 2005.

(3)

Included $7 million and $0 recorded in Net Interest Income in the Consolidated Statement of Income for the three months ended September 30, 2006 and 2005. Included $9 million and $(1) million recorded in Net Interest Income, and $1 million and $(14) million recorded in Mortgage Banking Income for the nine months ended September 30, 2006 and 2005.

NOTE 5—Outstanding Loans and Leases

Outstanding loans and leases at September 30, 2006 and December 31, 2005 were:

(Dollars in millions)	September 30 2006	December 31 2005
Consumer
Residential mortgage	$218,918	$182,596
Credit card—domestic	60,130	58,548
Credit card—foreign	9,937	—
Home equity lines	71,577	62,098
Direct/Indirect consumer (1)	62,985	45,490
Other consumer (2)	10,468	6,725
Total consumer	434,015	355,457
Commercial
Commercial—domestic	154,578	140,533
Commercial real estate (3)	37,121	35,766
Commercial lease financing	21,289	20,705
Commercial—foreign	22,146	21,330
Total commercial	235,134	218,334
Total	$669,149	$573,791

(1)	Includes home equity loans of $10.6 billion and $8.1 billion at September 30, 2006 and December 31, 2005.

(2)	Includes foreign consumer of $7.6 billion and $3.8 billion, and consumer finance of $2.9 billion and $2.8 billion at September 30, 2006 and December 31, 2005.

(3)

Includes domestic commercial real estate loans of $36.4 billion and $35.2 billion, and foreign commercial real estate loans of $768 million and $585 million at September 30, 2006 and December 31, 2005.

The following table presents the recorded loan amounts, without consideration for the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at September 30, 2006 and December 31, 2005. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

(Dollars in millions)	September 30 2006	December 31 2005
Commercial—domestic	$554	$613
Commercial real estate	68	49
Commercial—foreign	36	34
Total impaired loans	$658	$696

At September 30, 2006 and December 31, 2005, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $1.6 billion and $1.5 billion. In addition, included in Other Assets were nonperforming loans held-for-sale of $99 million and $69 million at September 30, 2006 and December 31, 2005.

NOTE 6—Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Allowance for loan and lease losses, beginning of period	$9,080	$8,319	$8,045	$8,626
MBNA balance, January 1, 2006	—	—	577	—
Loans and leases charged off	(1,637)	(1,439)	(4,161)	(3,819)
Recoveries of loans and leases previously charged off	360	294	1,039	905
Net charge-offs	(1,277)	(1,145)	(3,122)	(2,914)
Provision for loan and lease losses	1,165	1,152	3,440	2,626
Other	(96)	—	(68)	(12)
Allowance for loan and lease losses, September 30	8,872	8,326	8,872	8,326
Reserve for unfunded lending commitments, beginning of period	395	383	395	402
Provision for unfunded lending commitments	—	7	—	(12)
Other	(7)	—	(7)	—
Reserve for unfunded lending commitments, September 30	388	390	388	390
Total allowance for credit losses	$9,260	$8,716	$9,260	$8,716

NOTE 7—Mortgage Servicing Rights

Effective January 1, 2006, the Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income. The Corporation economically hedges these MSRs with certain derivatives such as options and interest rate swaps. Prior to January 1, 2006, MSRs were accounted for on a lower of cost or market basis and hedged with derivatives that qualified for SFAS 133 hedge accounting.

The following table presents activity for consumer-related MSRs for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Balance, beginning of period	$3,083	$2,233	$2,673	$2,358
Additions	188	241	464	627
Impact of customer payments	(177)	—	(515)	—
Amortization	—	(161)	—	(454)
Other changes in MSR market value (1)	(162)	—	310	—
Valuation adjustment of MSRs (2)	—	310	—	92
Balance, September 30 (3)	$2,932	$2,623	$2,932	$2,623

(1)	Reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates and the passage of time.

(2)

For the three and nine months ended September 30, 2005, includes $325 million and $121 million related to change in value attributed to SFAS 133 hedged MSRs, and $15 million and $29 million of impairments.

(3)	Net of impairment allowance of $273 million at September 30, 2005.

The key economic assumptions used in valuations of MSRs included modeled prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial MSRs were $159 million and $148 million at September 30, 2006 and December 31, 2005 and are not included in the table above.

NOTE 8—Securitizations

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

As a result of the MBNA merger, the Corporation acquired interests in credit card, other consumer, and commercial loan securitization vehicles. These acquired interests include interest-only strips, subordinated tranches, cash reserve accounts, and subordinated accrued interest receivable. Changes in the fair value of the interest-only strips are recorded in Card Income. The aggregate debt securities outstanding for the MBNA credit card securitization trusts as of September 30, 2006 and January 1, 2006, were $92.2 billion and $81.6 billion. As of September 30, 2006 and January 1, 2006, the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts, including MBNA, were $93.0 billion and $83.8 billion.

Key economic assumptions used in measuring the fair value of certain interests that continue to be held by the Corporation (included in Other Assets) in credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

(Dollars in millions)	September 30 2006	December 31 2005
Carrying amount of residual interests (at fair value) (1)	$2,441	$203
Balance of unamortized securitized loans	94,389	2,237
Weighted average life to call or maturity (in years)	0.3	0.5
Revolving structures—payment rate	11.2 – 19.5%	12.1%
Impact on fair value of 100 bps favorable change	$20	$2
Impact on fair value of 200 bps favorable change	44	3
Impact on fair value of 100 bps adverse change	(17)	(2)
Impact on fair value of 200 bps adverse change	(34)	(3)
Expected credit losses (annual rate)	3.9 – 5.2%	4.0 – 4.3%
Impact on fair value of 10% favorable change	$75	$3
Impact on fair value of 25% favorable change	212	8
Impact on fair value of 10% adverse change	(75)	(3)
Impact on fair value of 25% adverse change	(185)	(8)
Residual cash flows discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 100 bps favorable change	$7	$—
Impact on fair value of 200 bps favorable change	9	—
Impact on fair value of 100 bps adverse change	(10)	—
Impact on fair value of 200 bps adverse change	(19)	—

(1)	Residual interests include interest-only strips, one or more subordinated tranches, accrued interest receivable, and in some cases, a cash reserve account.

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $41.6 billion and $120.8 billion for the three and nine months ended September 30, 2006, and $747 million and $4.0 billion for the three and nine months ended September 30, 2005. Contractual credit card servicing fee income totaled $472 million and $1.4 billion for the three and nine months ended September 30, 2006, and $21 million and $84 million for the three and nine months ended September 30, 2005. Other cash flows received on interests that continued to be held by the Corporation were $1.7 billion and $5.1 billion for the three and nine months ended September 30, 2006, and $43 million and $163 million for the three and nine months ended September 30, 2005, for credit card securitizations.

The Corporation also reviews its loans and leases portfolio on a managed basis. Managed loans and leases are defined as on-balance sheet Loans and Leases as well as those loans in revolving securitizations and other securitizations where servicing is retained that are undertaken for liquidity or other corporate purposes, which include credit card, home equity lines, commercial loans, auto and certain mortgage securitizations. Managed loans and leases exclude originate-to-distribute loans and other loans in securitizations where the Corporation has not retained servicing. New advances on accounts for which previous loan balances were sold to the securitization trusts will be recorded on the Corporation’s Consolidated Balance Sheet after the revolving period of the securitization, which has the effect of increasing Loans and Leases on the Corporation’s Consolidated Balance Sheet and increasing Net Interest Income and charge-offs, with a related reduction in Noninterest Income.

Portfolio balances, delinquency and historical loss amounts of the managed loans and leases portfolio as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005 were as follows:

	September 30, 2006			December 31, 2005 (1)
(Dollars in millions)	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases
Residential mortgage (2)	$223,846	$111	$599	$188,502	$—	$570
Credit card—domestic	138,436	3,321	—	60,785	1,217	—
Credit card—foreign	26,020	575	—	—	—	—
Home equity lines	71,915	—	175	62,553	3	117
Direct/Indirect consumer	70,910	414	37	49,486	75	37
Other consumer	10,468	38	86	6,725	15	61
Total consumer	541,595	4,459	897	368,051	1,310	785
Commercial—domestic	155,939	227	544	142,437	117	581
Commercial real estate	37,121	30	68	35,766	4	49
Commercial lease financing	21,289	29	35	20,705	15	62
Commercial—foreign	22,146	4	36	21,330	32	34
Total commercial	236,495	290	683	220,238	168	726
Total managed loans and leases	778,090	4,749	1,580	588,289	1,478	1,511
Managed loans in securitizations	(108,941)	(2,030)	—	(14,498)	(23)	—
Total held loans and leases	$669,149	$2,719	$1,580	$573,791	$1,455	$1,511

(1)	The amounts at December 31, 2005 have been adjusted to include certain mortgage and auto securitizations as these are now included in the Corporation’s definition of managed loans and leases.

(2)

Accruing loans and leases past due 90 days or more represent residential mortgage loans related to repurchases pursuant to our servicing agreements with Government National Mortgage Association mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005 (1)
(Dollars in millions)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio (2)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio (2)
Residential mortgage	$227,985	$6	0.01%	$171,012	$7	0.02%
Credit card—domestic	138,545	1,478	4.23	59,762	864	5.74
Credit card—foreign	25,593	270	4.17	—	—	—
Home equity lines	70,428	12	0.06	58,046	9	0.06
Direct/Indirect consumer	69,688	238	1.36	47,900	60	0.50
Other consumer	11,075	85	3.03	6,715	58	3.42
Total consumer	543,314	2,089	1.52	343,435	998	1.15
Commercial—domestic	155,131	118	0.30	129,744	54	0.17
Commercial real estate	37,471	2	0.02	34,663	2	0.02
Commercial lease financing	20,875	—	—	20,402	209	4.06
Commercial—foreign	24,761	(13)	(0.21)	18,444	(26)	(0.55)
Total commercial	238,238	107	0.18	203,253	239	0.47
Total managed loans and leases	781,552	2,196	1.11	546,688	1,237	0.90
Managed loans in securitizations	(108,075)	(919)	3.37	(7,191)	(92)	5.08
Total held loans and leases	$673,477	$1,277	0.75%	$539,497	$1,145	0.84%

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005 (1)
(Dollars in millions)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio (2)	Average Loans and Leases Outstanding	Loans and Leases Net Losses	Net Loss Ratio (2)
Residential mortgage	$207,125	$30	0.02%	$172,090	$22	0.02%
Credit card—domestic	138,402	3,778	3.65	58,821	2,658	6.04
Credit card—foreign	24,136	690	3.82	—	—	—
Home equity lines	67,565	32	0.06	54,845	24	0.06
Direct/Indirect consumer	66,749	557	1.12	44,240	167	0.50
Other consumer	10,748	202	2.52	6,995	157	3.00
Total consumer	514,725	5,289	1.37	336,991	3,028	1.20
Commercial—domestic	151,729	244	0.22	128,059	73	0.08
Commercial real estate	36,968	2	0.01	33,727	3	0.01
Commercial lease financing	20,762	(40)	(0.26)	20,529	243	1.58
Commercial—foreign	24,088	(7)	(0.04)	17,935	(61)	(0.45)
Total commercial	233,547	199	0.11	200,250	258	0.17
Total managed loans and leases	748,272	5,488	0.98	537,241	3,286	0.82
Managed loans in securitizations	(106,363)	(2,366)	2.97	(8,910)	(372)	5.58
Total held loans and leases	$641,909	$3,122	0.65%	$528,331	$2,914	0.74%

(1)

The amounts for the three and nine months ended September 30, 2005 have been adjusted to include certain mortgage and auto securitizations as these are now included in the Corporation’s definition of managed loans and leases.

(2)	The net loss ratio is calculated by dividing annualized managed loans and leases net losses by average managed loans and leases outstanding for each loan and lease category.

Variable Interest Entities

At September 30, 2006 and December 31, 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” were reflected in Available-for-sale (AFS) Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Corporate and Investment Banking. As of September 30, 2006 and December 31, 2005, the Corporation held $9 billion and $7 billion of assets in these entities, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments would be approximately $11 billion and $8 billion. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of September 30, 2006 and December 31, 2005, the amount of assets of these entities was $2 billion and $750 million, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum possible loss exposure would be $2 billion and $212 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at September 30, 2006 and December 31, 2005 were approximately $38 billion and $33 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $37 million and $104 million for the three and nine months ended September 30, 2006, and $30 million and $94 million for the three and nine months ended September 30, 2005. At September 30, 2006 and December 31, 2005, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these VIEs would be approximately $32 billion and $27 billion, which is net of amounts syndicated.

Management does not believe losses resulting from the Corporation’s involvement with the entities discussed above will be material. See Notes 1 and 9 of the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s 2005 Current Report on Form 8-K filed on May 25, 2006 for additional discussion of securitizations and special purpose financing entities.

NOTE 9—Goodwill and Intangibles

The following table presents allocated Goodwill at September 30, 2006 and December 31, 2005 for each business segment and All Other.

(Dollars in millions)	September 30 2006	December 31 2005
Global Consumer and Small Business Banking	$38,932	$18,491
Global Corporate and Investment Banking	21,304	21,292
Global Wealth and Investment Management	5,333	5,333
All Other	249	238
Total	$65,818	$45,354

The gross carrying values and accumulated amortization related to Intangible Assets at September 30, 2006 and December 31, 2005 are presented below:

	September 30, 2006		December 31, 2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,534	$825	$660	$217
Core deposit intangibles	3,850	2,267	3,661	1,881
Affinity relationships	1,656	154	—	—
Other intangibles	1,789	825	1,693	722
Total	$13,829	$4,071	$6,014	$2,820

For additional information on the impact of the MBNA merger, see Note 2 of the Consolidated Financial Statements.

Amortization of Intangibles expense was $441 million and $201 million for the three months ended September 30, 2006 and 2005, and $1.3 billion and $613 million for the nine months ended September 30, 2006 and 2005. The Corporation estimates that aggregate amortization expense will be approximately $430 million for the fourth quarter of 2006. In addition, the Corporation estimates the aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $900 million for 2007, 2008, 2009, 2010 and 2011, respectively.

NOTE 10—Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. For additional information on commitments to extend credit, see Note 13 of the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $30.2 billion and $30.4 billion at September 30, 2006 and December 31, 2005. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at September 30, 2006 and December 31, 2005 was $435 million and $458 million. At September 30, 2006, the carrying amount included deferred revenue of $47 million and a reserve for unfunded lending commitments of $388 million. At December 31, 2005, the carrying amount included deferred revenue of $63 million and a reserve for unfunded lending commitments of $395 million.

(Dollars in millions)	September 30 2006	December 31 2005
Loan commitments (1)	$323,956	$277,757
Home equity lines of credit	94,186	78,626
Standby letters of credit and financial guarantees	49,540	43,095
Commercial letters of credit	5,345	5,154
Legally binding commitments	473,027	404,632
Credit card lines (2)	844,311	192,968
Total	$1,317,338	$597,600

(1)	Included at September 30, 2006 and December 31, 2005, were equity commitments of $1.6 billion and $1.4 billion, related to obligations to further fund Principal Investing equity investments.

(2)	As part of the MBNA merger, on January 1, 2006, the Corporation acquired $588.4 billion of unused credit card lines.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

At September 30, 2006 and December 31, 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.6 billion and $9.4 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $255 million and $171 million at September 30, 2006 and December 31, 2005.

At September 30, 2006, the Corporation did not have any whole mortgage loan purchase commitments. At December 31, 2005, the Corporation had whole mortgage loan purchase commitments of $4.0 billion, all of which settled in the first quarter of 2006.

The Corporation has entered into operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.1 billion in 2006, $1.2 billion in 2007, $1.1 billion in 2008, $1.0 billion in 2009, $900 million in 2010 and $6.4 billion for all years thereafter.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period ending June 30, 2010. For the nine months ending September 30, 2006, the Corporation purchased $5.0 billion of such loans. In 2005, the Corporation purchased $5.0 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $5.0 billion of such loans for the period July 1, 2006 through June 30, 2007 and up to $10.0 billion in each of the agreement’s following three fiscal years. As of September 30, 2006, the remaining commitment amount was $35.0 billion.

Other Guarantees

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended September 30, 2006 and 2005, the Corporation processed $97.0 billion and $91.3 billion of transactions and recorded losses as a result of these chargebacks of $4 million and $3 million. For the nine months ended September 30, 2006 and 2005, the Corporation processed $282.6 billion and $251.3 billion of transactions and recorded losses as a result of these chargebacks of $13 million and $9 million.

At September 30, 2006 and December 31, 2005, the Corporation held as collateral approximately $91 million and $248 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2006 and December 31, 2005, the maximum potential exposure totaled approximately $118.6 billion and $118.2 billion.

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

Litigation and Regulatory Matters

The following supplements the disclosure in the Corporation’s Current Report on Form 8-K filed on May 25, 2006 as well as Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 and the Current Reports on Form 8-K filed since December 31, 2005.

Adelphia

On September 26, 2006, the defendant banks, including Banc of America Securities LLC (BAS), entered into a settlement agreement with the Los Angeles County Employees Retirement Association. On September 29, 2006, the defendant banks, including BAS and Bank of America, N.A., entered into a settlement agreement with The Division of Investment of the New Jersey Department of the Treasury. The settlement amounts are not material.

Mutual Fund Operations Matters

With respect to the case that was originally filed in a state court in Illinois, on October 16, 2006, the U.S. Court of Appeals for the Seventh Circuit dismissed the appeal of the order remanding the case to state court. This case is being resolved as part of the previously disclosed settlement concerning trading in the Columbia mutual funds.

Parmalat Finanziaria S.p.A.

In the Smith and Pappas cases, plaintiffs filed amended complaints, and the Corporation moved to dismiss the complaints.

Pension Plan Matters

In Donna C. Richards v. FleetBoston Financial Pension Plan, et al., on July 26, 2006, the court dismissed plaintiff’s amended claims alleging violation of ERISA’s “anti-backloading” rule and an allegation of breach of fiduciary duty. The court subsequently modified its order certifying a class to include the undismissed portions of plaintiff’s breach of fiduciary duty claim. On October 6, 2006, plaintiff filed a motion for leave to file a second amended complaint adding a new claim alleging that the Fleet Pension Plan violated ERISA in calculating lump-sum distributions.

NOTE 11—Shareholders’ Equity and Earnings Per Common Share

The following table presents share repurchase activity for the three and nine months ended September 30, 2006 and 2005, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price (1)	Remaining Buyback Authority under Announced Programs (2)
			Amounts	Shares
Three months ended March 31, 2006	88,450	$46.02	$5,847	65,738
Three months ended June 30, 2006	83,050	48.16	11,169	182,688
July 1-31, 2006	11,500	49.48	10,600	171,188
August 1-31, 2006	24,000	52.03	9,352	147,188
September 1-30, 2006	24,000	51.98	8,104	123,188
Three months ended September 30, 2006	59,500	51.51
Nine months ended September 30, 2006	231,000	48.21

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price (3)	Remaining Buyback Authority under Announced Programs (2)
			Amounts	Shares
Three months ended March 31, 2005	43,214	$46.05	$14,688	237,411
Three months ended June 30, 2005	40,300	45.38	11,865	197,111
July 1-31, 2005	750	44.75	11,832	196,361
August 1-31, 2005	4,900	43.45	11,619	191,461
September 1-30, 2005	5,023	42.98	11,403	186,438
Three months ended September 30, 2005	10,673	43.32
Nine months ended September 30, 2005	94,187	45.45

(1)

Reduced Shareholders’ Equity by $11.1 billion and increased diluted earnings per common share by $0.06 for the nine months ended September 30, 2006. These repurchases were partially offset by the issuance of approximately 98 million shares of common stock under employee plans, which increased Shareholders’ Equity by $3.9 billion, net of $135 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the nine months ended September 30, 2006.

(2)

On January 28, 2004, the Board of Directors (the Board) authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion. This repurchase plan was completed during the second quarter of 2005. On March 22, 2005, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months. This repurchase plan was completed during the second quarter of 2006. On April 26, 2006, the Board authorized an additional stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months.

(3)

Reduced Shareholders’ Equity by $4.3 billion and increased diluted earnings per common share by $0.04 for the nine months ended September 30, 2005. These repurchases were partially offset by the issuance of approximately 61 million shares of common stock under employee plans, which increased Shareholders’ Equity by $2.4 billion, net of $211 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the nine months ended September 30, 2005.

The Corporation will continue to repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. The Corporation expects to continue to repurchase a number of shares of common stock at least equal to any shares issued under the Corporation’s employee stock plans.

On October 25, 2006, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on December 22, 2006 to common shareholders of record on December 1, 2006. In July 2006, the Board increased the quarterly cash dividend on common stock from $0.50 to $0.56 which was paid on September 22, 2006 to common shareholders of record on September 1, 2006.

In September 2006, the Corporation authorized 34,500 shares and issued 33,000 shares, or $825 million, of Bank of America Corporation 6.204% Non-Cumulative Preferred Stock, Series D (Series D Preferred Stock) with a par value of $0.01 per share. Ownership is held in the form of depositary shares, each representing a 1/1,000 interest in a share of Series D Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series D Preferred

Stock at an annual rate of 6.204 percent. On any dividend date on or after September 14, 2011, the Corporation may redeem Series D Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends. Series D Preferred Stock shares are not subject to the operation of a sinking fund, have no participation rights and are not convertible. The holders of Series D Preferred Stock have no general voting rights. If any quarterly dividend payable on the Series D Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders of the Series D Preferred Stock and any other class or series of preferred stock ranking equally with the Series D Preferred Stock as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on the Series D Preferred Stock for at least four quarterly dividend periods following the dividend arrearage.

On July 14, 2006, the Corporation redeemed its 6.75% Perpetual Preferred Stock with a stated value of $250 per share. The 382,450 shares, or $96 million, outstanding of preferred stock were redeemed at the stated value of $250 per share, plus accrued and unpaid dividends.

On July 3, 2006, the Corporation redeemed its Fixed/Adjustable Rate Cumulative Preferred Stock with a stated value of $250 per share. The 700,000 shares, or $175 million, outstanding of preferred stock were redeemed at the stated value of $250 per share, plus accrued and unpaid dividends.

In addition to the preferred stock described above, the Corporation had 35,045 shares authorized and 7,739 shares, or $1 million, outstanding of the Series B Preferred Stock with a stated value of $100 per share paying dividends quarterly at an annual rate of 7.00 percent.

The following table presents the changes in Accumulated OCI for the nine months ended September 30, 2006 and 2005.

(Dollars in millions) (1)	Securities (2)	Derivatives (3)	Other	Total
Balance, December 31, 2004	$(197)	$(2,279)	$(288)	$(2,764)
Net change in fair value recorded in Accumulated OCI	(911)	(2,490)	25	(3,376)
Net realized (gains) losses reclassified into earnings (4)	(800)	360	—	(440)
Balance, September 30, 2005	$(1,908)	$(4,409)	$(263)	$(6,580)

Balance, December 31, 2005	$(2,978)	$(4,338)	$(240)	$(7,556)
Net change in fair value recorded in Accumulated OCI	(159)	557	128	526
Net realized (gains) losses reclassified into earnings (4)	53	61	49	163
Balance, September 30, 2006	$(3,084)	$(3,720)	$(63)	$(6,867)

(1)	Amounts shown are net-of-tax.

(2)

During the nine months ended September 30, 2006 and 2005, the Corporation reclassified net realized (gains) losses into earnings on the sales of AFS debt securities of $292 million and $(638) million and gains on the sales of AFS marketable equity securities of $(239) million and $(162) million.

(3)	The amount included in Accumulated OCI for terminated derivative contracts were losses of $3.1 billion and $2.0 billion, net-of-tax, at September 30, 2006 and 2005.

(4)

Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes gains (losses) on AFS securities. These amounts are reclassified into earnings upon sale of the related security.

The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005 is presented below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2006	2005	2006	2005
Earnings per common share
Net income	$5,416	$3,841	$15,877	$12,891
Preferred stock dividends	—	(5)	(9)	(14)
Net income available to common shareholders	$5,416	$3,836	$15,868	$12,877
Average common shares issued and outstanding	4,499,704	4,000,573	4,547,693	4,012,924
Earnings per common share	$1.20	$0.96	$3.49	$3.21

Diluted earnings per common share
Net income available to common shareholders	$5,416	$3,836	$15,868	$12,877
Average common shares issued and outstanding	4,499,704	4,000,573	4,547,693	4,012,924
Dilutive potential common shares (1, 2)	70,854	54,086	66,906	60,067
Total diluted average common shares issued and outstanding	4,570,558	4,054,659	4,614,599	4,072,991
Diluted earnings per common share	$1.18	$0.95	$3.44	$3.16

(1)

For the three and nine months ended September 30, 2006, average options to purchase 286 thousand and 28 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2005, average options to purchase 45 million and 38 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 12—Pension and Postretirement Plans

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

As a result of the MBNA merger, the Corporation assumed the obligations related to the plans of the former MBNA. The MBNA Pension Plan retirement benefits are based on the number of years of benefit service and a percentage of the participant’s average annual compensation during the five highest paid consecutive years of their last 10 years of employment. The MBNA Supplemental Executive Retirement Plan (SERP) provides certain officers with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The MBNA Postretirement Health and Life Plan provides certain health care and life insurance benefits for a closed group upon early retirement.

Net periodic benefit cost of the Corporation’s plans including the MBNA plans, for the three and nine months ended September 30, 2006 and 2005 included the following components:

	Three Months Ended September 30
	Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2006 (1)	2005	2006 (1)	2005	2006 (1)	2005
Service cost	$77	$42	$4	$1	$3	$3
Interest cost	169	154	19	14	18	21
Expected return on plan assets	(259)	(241)	—	—	(4)	(4)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost (credits)	10	11	(2)	(2)	—	—
Recognized net actuarial loss (gains)	57	60	5	9	(17)	26
Net periodic benefit cost	$54	$26	$26	$22	$8	$54

	Nine Months Ended September 30
	Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2006 (1)	2005	2006 (1)	2005	2006 (1)	2005
Service cost	$230	$196	$10	$8	$10	$8
Interest cost	507	482	59	45	64	59
Expected return on plan assets	(776)	(737)	—	—	(8)	(11)
Amortization of transition obligation	—	—	—	—	24	24
Amortization of prior service cost (credits)	31	34	(6)	(5)	—	—
Recognized net actuarial loss	171	135	15	18	9	60
Recognized loss due to settlements and curtailments	—	—	—	9	—	—
Net periodic benefit cost	$163	$110	$78	$75	$99	$140

(1)

Includes the results of the former MBNA. The net periodic benefit cost of the former MBNA Pension Plan, SERP, and Postretirement Health and Life Plan were $13 million, $6 million and $4 million, respectively, for the three months ended September 30, 2006. The net periodic benefit cost of the former MBNA Pension Plan, SERP, and Postretirement Health and Life Plan were $38 million, $19 million and $12 million, respectively, for the nine months ended September 30, 2006.

During 2006, the Corporation expects to contribute $97 million and $37 million to the Corporation’s Nonqualified Pension Plans and Postretirement Health and Life Plans, respectively. At September 30, 2006, the Corporation had contributed $62 million and $28 million, respectively, to these plans. During 2006, the Corporation expects to contribute $242 million and $21 million to the former MBNA SERP and Postretirement Health and Life Plan, respectively. At September 30, 2006, the Corporation had contributed $232 million and $18 million, respectively, to these plans. The Corporation is currently evaluating the contribution amounts related to the Corporation’s Qualified Pension Plans and the former MBNA Pension Plan. The Corporation may choose to contribute more than the required minimum amounts due to the increase in funding limits within the Pension Protection Act of 2006, and in conjunction with an annual review of its funding thresholds.

NOTE 13—Stock-Based Compensation Plans

Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under SFAS 123. On January 1, 2006, the Corporation adopted SFAS 123R under the modified-prospective application. Under the modified-prospective application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after adoption.

The compensation cost recognized in income for the plans described below was $180 million and $205 million for the three months ended September 30, 2006 and 2005. The related income tax benefit recognized in income was $67 million and $76 million for the three months ended September 30, 2006 and 2005. The compensation cost recognized in income for the plans described below was $862 million and $608 million for the nine months ended September 30, 2006 and 2005. The related income tax benefit recognized in income was $319 million and $221 million for the nine months ended September 30, 2006 and 2005.

Prior to the adoption of SFAS 123R, awards granted to retirement-eligible employees were expensed over the stated vesting period. SFAS 123R requires that the Corporation recognize stock compensation cost immediately for any awards granted to retirement-eligible employees, or over the vesting period or the period from the grant date to the date retirement eligibility is achieved, whichever is shorter. During the first quarter of 2006, the Corporation recognized approximately $320 million in equity-based compensation associated with awards granted to retirement-eligible employees.

Prior to the adoption of SFAS 123R, the Corporation presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Corporation recognized $342 million in excess tax benefits that were classified as a financing cash inflow for the nine months ended September 30, 2006.

Prior to January 1, 2006, the Corporation estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. On January 1, 2006, the Corporation began using a lattice option-pricing model to estimate the grant date fair value of stock options granted. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the lattice option-pricing model for the nine months ended September 30, 2006. Lattice option-pricing models incorporate ranges of assumptions for inputs and those ranges are disclosed in the table below. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from traded stock options on the Corporation’s common stock, historical volatility of the Corporation’s common stock, and other factors. The Corporation uses historical data to estimate stock option exercise and employee termination within the model. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The table below also includes the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the nine months ended September 30, 2005. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

	Nine Months Ended September 30
	2006	2005
Risk-free interest rate	4.59 – 4.70%	3.94%
Dividend yield	4.50	4.60
Expected volatility	17.00 – 27.00	20.53
Weighted-average volatility	20.30	n/a
Expected lives (years)	6.5	6

The Corporation has certain equity compensation plans that were approved by its shareholders. These plans are the Key Employee Stock Plan and the Key Associate Stock Plan. Descriptions of the material features of these plans follow.

Key Employee Stock Plan

The Key Employee Stock Plan, as amended and restated, provided for different types of awards. These include stock options, restricted stock shares and restricted stock units. Under the plan, ten-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002, to certain employees at the closing market price on the respective grant dates. Options granted under the plan generally vest in three or four equal annual installments. At September 30, 2006, approximately 71 million options were outstanding under this plan. No further awards may be granted.

Key Associate Stock Plan

On April 24, 2002, the shareholders approved the Key Associate Stock Plan to be effective January 1, 2003. This approval authorized and reserved 200 million shares for grant in addition to the remaining amount under the Key Employee Stock Plan as of December 31, 2002, which was approximately 34 million shares plus any shares covered by awards under the Key Employee Stock Plan that terminate, expire, lapse or are cancelled after December 31, 2002. Upon the FleetBoston merger, the shareholders authorized an additional 102 million shares and on April 26, 2006, the shareholders authorized an additional 180 million shares for grant under the Key Associate Stock Plan. At September 30, 2006, approximately 140 million options were outstanding under this plan. Approximately 18 million shares of restricted stock and restricted stock units were granted during the nine months ended September 30, 2006. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date. The Corporation incurred restricted stock expense of $126 million and $663 million during the three and nine months ended September 30, 2006 compared to $127 million and $369 million during the same periods in 2005.

The following table presents information on equity compensation plans at September 30, 2006:

	Number of Shares to be Issued (1, 3)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	225,975,003	$37.48	303,015,719
Plans not approved by shareholders (4)	8,425,636	30.68	—
Total	234,400,639	37.22	303,015,719

(1)	Includes 14,139,279 unvested restricted stock units.

(2)	Does not take into account unvested restricted stock units.

(3)

In addition to the securities presented in the table above, there were outstanding options to purchase 44,825,144 shares of the Corporation’s common stock and 526,303 unvested restricted stock units granted to employees of predecessor companies assumed in mergers. The weighted average option price of the assumed options was $34.21 at September 30, 2006.

(4)	Shareholder approval of these broad-based stock option plans was not required by applicable law or New York Stock Exchange rules.

The following table presents the status of all option plans at September 30, 2006, and changes during the nine months ended September 30, 2006:

	September 30, 2006
Employee stock options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	298,132,802	$35.13
Options assumed through acquisition	31,506,268	32.70
Granted	31,461,390	44.40
Exercised	(92,397,064)	32.65
Forfeited	(3,616,892)	41.38
Outstanding at September 30, 2006	265,086,504	36.71
Options exercisable at September 30, 2006	197,007,102	34.14
Options vested and expected to vest (1)	263,883,117	36.68

(1)	Includes vested shares and nonvested shares after a forfeiture rate is applied.

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 5.7 years and $4.5 billion, options exercisable was 4.8 years and $3.8 billion, and options vested and expected to vest was 5.0 years and $4.5 billion at September 30, 2006.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $6.90 and $6.48. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $558 million and $1.6 billion.

The following table presents the status of the nonvested shares at September 30, 2006, and changes during the nine months ended September 30, 2006:

	September 30, 2006
Restricted stock/unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	27,278,106	$42.79
Share obligations assumed through acquisition	754,740	30.40
Granted	18,102,340	44.42
Vested	(11,677,381)	41.34
Cancelled	(1,856,675)	44.52
Outstanding at September 30, 2006	32,601,130	43.83

At September 30, 2006, there was $961 million of total unrecognized compensation cost related to share-based compensation arrangements for all awards that is expected to be recognized over a weighted average period of .95 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2006 was $32 million and $525 million.

NOTE 14—Business Segment Information

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

All Other consists of equity investment activities including Principal Investing, Corporate and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, certain gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities.

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

The following tables present Total Revenue on a FTE basis and Net Income for the three and nine months ended September 30, 2006 and 2005, and Total Assets at September 30, 2006 and 2005 for each business segment, as well as All Other.

Business Segments

For the Three Months Ended September 30
	Total Corporation		Global Consumer and Small Business Banking (1, 2)		Global Corporate and Investment Banking (1)
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Net interest income (FTE basis)	$8,894	$7,933	$5,243	$4,238	$2,643	$2,749
Noninterest income	10,067	6,416	5,200	3,028	3,372	2,540
Total revenue (FTE basis)	18,961	14,349	10,443	7,266	6,015	5,289
Provision for credit losses	1,165	1,159	1,144	1,107	22	12
Gains (losses) on sales of debt securities	(469)	29	—	(1)	14	17
Amortization of intangibles	441	201	379	137	41	43
Other noninterest expense	8,422	7,084	4,351	3,118	2,924	2,811
Income before income taxes	8,464	5,934	4,569	2,903	3,042	2,440
Income tax expense	3,048	2,093	1,680	1,061	1,120	889
Net income	$5,416	$3,841	$2,889	$1,842	$1,922	$1,551
Period-end total assets	$1,449,211	$1,252,267	$394,920	$326,926	$675,893	$602,008

	Global Wealth and Investment Management (1, 2)		All Other
(Dollars in millions)	2006	2005	2006	2005
Net interest income (FTE basis)	$943	$937	$65	$9
Noninterest income	925	882	570	(34)
Total revenue (FTE basis)	1,868	1,819	635	(25)
Provision for credit losses	(1)	(1)	—	41
Gains (losses) on sales of debt securities	—	—	(483)	13
Amortization of intangibles	19	20	2	1
Other noninterest expense	973	904	174	251
Income before income taxes	877	896	(24)	(305)
Income tax expense (benefit)	324	328	(76)	(185)
Net income	$553	$568	$52	$(120)
Period-end total assets	$125,247	$125,684	$253,151	$197,649

(1)	There were no material intersegment revenues among the segments.

(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

Business Segments
For the Nine Months Ended September 30
	Total Corporation		Global Consumer and Small Business Banking (1, 2)		Global Corporate and Investment Banking (1)
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Net interest income (FTE basis)	$26,860	$23,467	$15,788	$12,555	$8,069	$8,394
Noninterest income	28,566	19,403	15,274	8,473	9,224	7,257
Total revenue (FTE basis)	55,426	42,870	31,062	21,028	17,293	15,651
Provision for credit losses	3,440	2,614	3,420	2,973	102	(388)
Gains (losses) on sales of debt securities	(464)	1,013	(1)	(2)	34	168
Amortization of intangibles	1,322	613	1,137	419	124	131
Other noninterest expense	25,182	20,748	12,820	9,420	8,829	8,035
Income before income taxes	25,018	19,908	13,684	8,214	8,272	8,041
Income tax expense	9,141	7,017	5,040	2,956	3,051	2,933
Net income	$15,877	$12,891	$8,644	$5,258	$5,221	$5,108
Period-end total assets	$1,449,211	$1,252,267	$394,920	$326,926	$675,893	$602,008

	Global Wealth and Investment Management (1, 2)		All Other
(Dollars in millions)	2006	2005	2006	2005
Net interest income (FTE basis)	$2,910	$2,814	$93	$(296)
Noninterest income	2,881	2,607	1,187	1,066
Total revenue (FTE basis)	5,791	5,421	1,280	770
Provision for credit losses	(42)	(8)	(40)	37
Gains (losses) on sales of debt securities	—	—	(497)	847
Amortization of intangibles	57	59	4	4
Other noninterest expense	2,918	2,704	615	589
Income before income taxes	2,858	2,666	204	987
Income tax expense (benefit)	1,057	959	(7)	169
Net income	$1,801	$1,707	$211	$818
Period-end total assets	$125,247	$125,684	$253,151	$197,649

(1)	There were no material intersegment revenues among the segments.

(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

The following table presents reconciliations of the three business segments’ Total Revenue on a FTE basis and Net Income to the Consolidated Statement of Income totals. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Segments’ total revenue (FTE basis)	$18,326	$14,374	$54,146	$42,100
Adjustments:
ALM activities (1)	(258)	(690)	(498)	(297)
Equity investment gains	687	640	1,835	1,471
Liquidating businesses	43	48	219	151
FTE basis adjustment	(308)	(198)	(868)	(589)
Other	163	(23)	(276)	(555)
Consolidated revenue	$18,653	$14,151	$54,558	$42,281

Segments’ net income	$5,364	$3,961	$15,666	$12,073
Adjustments, net of taxes:
ALM activities (1, 2)	(524)	(471)	(779)	243
Equity investment gains	433	410	1,156	941
Liquidating businesses	21	27	115	70
Merger and restructuring charges	169	80	353	235
Other	(47)	(166)	(634)	(671)
Consolidated net income	$5,416	$3,841	$15,877	$12,891

(1)	Includes the impact of derivative instruments which were designated as economic hedges and did not qualify for SFAS 133 hedge accounting treatment.

(2)

Includes pre-tax Gains (Losses) on Sales of Debt Securities of $(484) million and $11 million for the three months ended September 30, 2006 and 2005, and $(498) million and $844 million for the nine months ended September 30, 2006 and 2005.

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments; political conditions and related actions by the United States abroad which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation and state regulators; changes in accounting standards, rules and interpretations; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements, and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

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

At September 30, 2006, the Corporation had $1.4 trillion in assets and approximately 200,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

In November 2006, the Corporation issued 74,000 shares of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series E with a par value of $0.01 per share for $1.9 billion. In addition, an option to purchase up to an additional 11,100 shares of Series E Preferred Stock, at a purchase price of $25,000 per share, has been granted to the underwriters. In September 2006, the Corporation issued 33,000 shares of Bank of America Corporation 6.204% Non-Cumulative, Preferred Stock, Series D with a par value of $0.01 per share for $825 million. In July 2006, the Corporation redeemed its 700,000 shares, or $175 million, of Fixed/Adjustable Rate Cumulative Preferred Stock and redeemed its 382,450 shares, or $96 million, of 6.75% Perpetual Preferred Stock. Both classes were redeemed at their stated value of $250 per share, plus accrued and unpaid dividends.

In October 2006, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on December 22, 2006 to common shareholders of record on December 1, 2006. In July 2006, the Board increased the quarterly cash dividend on common stock 12 percent from $0.50 to $0.56 per share.

In September 2006, the Corporation completed the sale of its Brazilian operations for approximately $1.9 billion in equity of Banco Itau Holding Financeira S.A. (Banco Itau), Brazil’s second largest nongovernment-owned banking company. The sale resulted in a $720 million gain (pre-tax) that was recorded in Other Income.

In August 2006, the Corporation entered into an agreement to sell Bank of America (Asia) Ltd., including its consumer and commercial banking franchise in Hong Kong, to China Construction Bank (CCB) for $1.25 billion. Closing is subject to regulatory approval.

MBNA Merger Overview

The Corporation acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA) on January 1, 2006, for $34.6 billion. In connection therewith 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. Prior to the MBNA merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. The MBNA merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations and sell these credit cards through our delivery channels (including the retail branch network). MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006. The transaction was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the MBNA merger date. For more information related to the MBNA merger, see Note 2 of the Corporation’s Consolidated Financial Statements.

Performance Overview

Net Income totaled $5.4 billion, or $1.18 per diluted common share, for the three months ended September 30, 2006, increases of 41 percent and 24 percent from $3.8 billion, or $0.95 per diluted common share, for the three months ended September 30, 2005. Net Income totaled $15.9 billion, or $3.44 per diluted common share, for the nine months ended September 30, 2006, increases of 23 percent and nine percent from $12.9 billion, or $3.16 per diluted common share, for the nine months ended September 30, 2005.

Table 1 Business Segment Total Revenue and Net Income
	Three Months Ended September 30				Nine Months Ended September 30
	Total Revenue		Net Income		Total Revenue		Net Income
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Global Consumer and Small Business Banking	$10,443	$7,266	$2,889	$1,842	$31,062	$21,028	$8,644	$5,258
Global Corporate and Investment Banking	6,015	5,289	1,922	1,551	17,293	15,651	5,221	5,108
Global Wealth and Investment Management	1,868	1,819	553	568	5,791	5,421	1,801	1,707
All Other	635	(25)	52	(120)	1,280	770	211	818
Total FTE basis (1)	18,961	14,349	5,416	3,841	55,426	42,870	15,877	12,891
FTE adjustment (1)	(308)	(198)	—	—	(868)	(589)	—	—
Total Consolidated	$18,653	$14,151	$5,416	$3,841	$54,558	$42,281	$15,877	$12,891

(1)	Total revenue for the segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 43.

Global Consumer and Small Business Banking

Net Income increased $1.0 billion, or 57 percent, to $2.9 billion for the three months ended September 30, 2006. Total Revenue increased $3.2 billion, or 44 percent, to $10.4 billion for the three months ended September 30, 2006 compared to the same period in 2005. Driving the increase was the impact of the MBNA merger, which contributed to increases in Card Income and Net Interest Income. Also impacting Net Income was organic growth in Loans and Leases. Partially offsetting these changes was higher Noninterest Expense primarily driven by the acquisition of MBNA.

Net Income increased $3.4 billion, or 64 percent, to $8.6 billion for the nine months ended September 30, 2006. Total Revenue increased $10.0 billion, or 48 percent, to $31.1 billion for the nine months ended September 30, 2006 compared to the same period in 2005. Driving the increase was the impact of the MBNA merger and organic growth which was partially offset by higher Noninterest Expense and Provision for Credit Losses. For more information on Global Consumer and Small Business Banking, see page 52.

Global Corporate and Investment Banking

Net Income increased $371 million, or 24 percent, to $1.9 billion and $113 million, or two percent, to $5.2 billion for the three and nine months ended September 30, 2006 compared to the same periods in the prior year. Total Revenue increased $726 million, or 14 percent, to $6.0 billion and $1.6 billion, or 10 percent, to $17.3 billion for the three and nine months ended September 30, 2006, driven primarily by the $720 million gain (pre-tax) on the sale of our Brazilian operations. Also impacting the increase in Total Revenue was higher Trading Account Profits of $140 million and $1.1 billion for the three and nine months ended September 30, 2006 compared to the same periods in the prior year. Offsetting these increases were spread compression in the loan portfolios and lower Asset Liability Management (ALM) allocation which adversely impacted Net Interest Income. In addition, the nine months ended September 30, 2006 was impacted by increases in Provision for Credit Losses and Noninterest Expense. For more information on Global Corporate and Investment Banking, see page 61.

Global Wealth and Investment Management

Net Income decreased $15 million, or three percent, to $553 million for the three months ended September 30, 2006. The decrease was due to higher Noninterest Expense resulting from higher personnel and incentive based compensation primarily reflecting growth in Global Wealth and Investment Management workforce. Partially offsetting this decrease was an increase in Total Revenue of $49 million, or three percent, due primarily to an increase in Investment and Brokerage Services.

Net Income increased $94 million, or six percent, to $1.8 billion for the nine months ended September 30, 2006. The increase was due to higher Total Revenue of $370 million, or seven percent, as a result of increases in Investment and Brokerage Services and Net Interest Income. Also impacting the increase in Net Income was a credit loss recovery. Partially offsetting these increases was higher Noninterest Expense of $212 million or eight percent due primarily to higher personnel related costs.

Total assets under management increased $34.7 billion to $517.1 billion at September 30, 2006 compared to December 31, 2005. For more information on Global Wealth and Investment Management, see page 67.

All Other

Net Income increased $172 million to $52 million for the three months ended September 30, 2006. Total Revenue increased $660 million driven primarily by an increase in other income of $557 million. Offsetting this increase were Gains (Losses) on Sales of Debt Securities of $(483) million for the three months ended September 30, 2006 compared to $13 million for the same period in 2005.

Net Income decreased $607 million to $211 million for the nine months ended September 30, 2006. This decrease was primarily a result of lower Gains (Losses) on Sales of Debt Securities which were $(497) million for the nine months ended September 30, 2006 compared to $847 million for the same period in 2005. For more information on All Other, see page 71.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $961 million to $8.9 billion and $3.4 billion to $26.9 billion for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The primary drivers of the increase were the impact of the MBNA merger, organic loan growth, and increases in ALM activities including increased portfolio balances, wholesale funding activity, and the impact of rates. These increases were partially offset by lower core deposit levels, excluding the impact of MBNA. The net interest yield on a FTE basis decreased 5 basis points (bps) to 2.73 percent for the three months ended September 30, 2006 and was flat at 2.85 percent for the nine months ended September 30, 2006. Loan spreads continued to tighten due to the flat yield curve and heightened competition. Deposits spreads widened slightly as we effectively managed pricing in a rising interest rate environment. The current year results were also positively impacted by wider margins associated with the MBNA credit card portfolios. For more information on Net Interest Income on a FTE basis, see Tables 8 and 9 on pages 47 to 49.

Table 2

Noninterest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Service charges	$2,147	$2,080	$6,125	$5,777
Investment and brokerage services	1,085	1,060	3,334	3,122
Mortgage banking income	189	180	415	590
Investment banking income	510	522	1,623	1,319
Equity investment gains	705	713	2,122	1,691
Card income	3,473	1,520	10,566	4,246
Trading account profits	731	557	2,706	1,464
Other income	1,227	(216)	1,675	1,194
Total noninterest income	$10,067	$6,416	$28,566	$19,403

Noninterest Income increased $3.7 billion to $10.1 billion and $9.2 billion to $28.6 billion for the three and nine months ended September 30, 2006 compared to the same periods in 2005, due primarily to the following:

•

Service Charges grew $67 million and $348 million for the three and nine months ended September 30, 2006 due to increased non-sufficient funds fees and overdraft charges, account service charges, and ATM fees resulting from new account growth.

•	Investment and Brokerage Services increased $25 million and $212 million for the three and nine months ended September 30, 2006 primarily reflecting record levels of assets under management.
•

Mortgage Banking Income was relatively flat and decreased $175 million for the three and nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2006, was driven primarily by weaker production income driven by lower volumes sold and margin compression in addition to a strategic shift to retain a larger portion of mortgage production.

•

Investment Banking Income was relatively flat and increased $304 million for the three and nine months September 30, 2006. The increase for the nine months was due to higher market activity and continued leadership in the leveraged debt underwriting market.

•

Equity Investment Gains was relatively flat and increased $431 million for the three and nine months September 30, 2006. The increase for the nine months was driven by favorable market conditions and increased liquidity in the capital markets.

•	Card Income increased $2.0 billion and $6.3 billion for the three and nine months ended September 30, 2006 primarily due to the addition of MBNA and higher debit card income.
•

Trading Account Profits increased $174 million and $1.2 billion for the three and nine months September 30, 2006 due to increased capital markets activity, and previous investments in personnel and trading infrastructure coming to fruition.

•

Other Income increased $1.4 billion and $481 million for the three and nine months ended September 30, 2006 primarily related to the $720 million (pre-tax) gain on the sale of our Brazilian operations. Also impacting the third quarter comparison, was the negative impact to 2005 of the change in the value of derivatives of $(418) million used as economic hedges that did not qualify for Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133) hedge accounting treatment.

Provision for Credit Losses

The Provision for Credit Losses was relatively flat at $1.2 billion and increased $826 million to $3.4 billion for the three and nine months ended September 30, 2006 compared to the same periods in 2005. Provision expense rose due to increases from the addition of MBNA and the absence of prior year releases of commercial credit reserves. These increases were partially offset by reduced credit-related costs on the domestic credit card portfolio.

For more information on credit quality, see Credit Risk Management beginning on page 77.

Gains (Losses) on Sales of Debt Securities

Gains (Losses) on Sales of Debt Securities for the three and nine months ended September 30, 2006 were $(469) million and $(464) million compared to $29 million and $1.0 billion for the same periods in 2005. These decreases were primarily due to a loss on the sale of mortgage-backed securities during the quarter. The decrease for the nine month period was also impacted by gains recorded on the sales of mortgage-backed securities in 2005. For more information on Gains (Losses) on Sales of Debt Securities, see “Interest Rate Risk Management – Securities” beginning on page 99.

Table 3

Noninterest Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Personnel	$4,474	$3,837	$13,767	$11,209
Occupancy	696	638	2,100	1,889
Equipment	318	300	978	894
Marketing	587	307	1,713	990
Professional fees	259	254	710	647
Amortization of intangibles	441	201	1,322	613
Data processing	426	361	1,245	1,093
Telecommunications	237	206	685	608
Other general operating	1,156	1,061	3,423	3,065
Merger and restructuring charges	269	120	561	353
Total noninterest expense	$8,863	$7,285	$26,504	$21,361

Noninterest Expense increased $1.6 billion to $8.9 billion and $5.1 billion to $26.5 billion for the three and nine months ended September 30, 2006 compared to the same periods in 2005, due to the acquisition of MBNA as well as the following:

•

Personnel expense increased $637 million and $2.6 billion for the three and nine months ended September 30, 2006 due to the acquisition of MBNA and higher revenue-related incentive compensation expense. Additionally, incremental stock-based compensation granted to retirement-eligible employees increased Personnel expense for the nine months ended September 30, 2006.

•

Marketing expense increased $280 million and $723 million for the three and nine months ended September 30, 2006 due to the acquisition of MBNA and higher marketing spending related to consumer banking initiatives.

•

Amortization of Intangibles expense increased $240 million and $709 million for the three and nine months ended September 30, 2006 as the above mentioned MBNA merger increased purchased credit card relationships, affinity relationships, core deposit intangibles and other intangibles.

Income Tax Expense

Income Tax Expense was $2.7 billion, an effective tax rate of 33.6 percent, for the three months ended September 30, 2006 compared to $1.9 billion and 33.0 percent for the three months ended September 30, 2005. Income Tax

Expense was $8.3 billion, an effective tax rate of 34.3 percent, for the nine months ended September 30, 2006 compared to $6.4 billion and 33.3 percent for the nine months ended September 30, 2005. The increase in the effective tax rate for the three months ended September 30, 2006 was primarily due to the January 1, 2006 addition of MBNA. The addition of MBNA, as well as the second quarter charge to Income Tax Expense arising from the change in tax legislation discussed below, drove the increase for the nine months ended September 30, 2006.

During the second quarter of 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA). Among other things, TIPRA repealed certain provisions of prior law relating to transactions entered into under the extraterritorial income and foreign sales corporation regimes. The TIPRA repeal results in an increase in the U.S. taxes expected to be paid on certain of the income earned from such transactions after December 31, 2006. Accounting for the change in law resulted in the discrete recognition of a $175 million charge to Income Tax Expense during the second quarter of 2006.

Table 4

Selected Quarterly Financial Data

	2006 Quarters			2005 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$8,586	$8,630	$8,776	$7,859	$7,735
Noninterest income	10,067	9,598	8,901	5,951	6,416
Total revenue	18,653	18,228	17,677	13,810	14,151
Provision for credit losses	1,165	1,005	1,270	1,400	1,159
Gains (losses) on sales of debt securities	(469)	(9)	14	71	29
Noninterest expense	8,863	8,717	8,924	7,320	7,285
Income before income taxes	8,156	8,497	7,497	5,161	5,736
Income tax expense	2,740	3,022	2,511	1,587	1,895
Net income	5,416	5,475	4,986	3,574	3,841
Average common shares issued and outstanding (in thousands)	4,499,704	4,534,627	4,609,481	3,996,024	4,000,573
Average diluted common shares issued and outstanding (in thousands)	4,570,558	4,601,169	4,666,405	4,053,859	4,054,659
Performance ratios
Return on average assets	1.43%	1.51%	1.43%	1.09%	1.18%
Return on average common shareholders’ equity	16.64	17.26	15.44	14.21	15.09
Total ending equity to total ending assets	9.22	8.85	9.41	7.86	8.12
Total average equity to total average assets	8.63	8.75	9.26	7.66	7.82
Dividend payout	46.82	41.76	46.75	56.24	52.60
Per common share data
Earnings	$1.20	$1.21	$1.08	$0.89	$0.96
Diluted earnings	1.18	1.19	1.07	0.88	0.95
Dividends paid	0.56	0.50	0.50	0.50	0.50
Book value	29.52	28.17	28.19	25.32	25.28
Average balance sheet
Total loans and leases	$673,477	$635,649	$615,968	$563,589	$539,497
Total assets	1,497,987	1,456,004	1,416,373	1,305,057	1,294,754
Total deposits	676,851	674,796	659,821	628,922	632,771
Long-term debt	136,769	125,620	117,018	99,601	98,326
Common shareholders’ equity	129,098	127,102	130,881	99,677	100,974
Total shareholders’ equity	129,262	127,373	131,153	99,948	101,246
Capital ratios (period end)
Risk-based capital:
Tier 1	8.48%	8.33%	8.45%	8.25%	8.27%
Total	11.46	11.25	11.32	11.08	11.19
Tier 1 Leverage	6.16	6.13	6.18	5.91	5.90
Market price per share of common stock
Closing	$53.57	$48.10	$45.54	$46.15	$42.10
High closing	53.57	50.47	47.08	46.99	45.98
Low closing	47.98	45.48	43.09	41.57	41.60

Table 5

Selected Year-to-Date Financial Data

	Nine Months Ended September 30
(Dollars in millions, except per share information)	2006	2005
Income statement
Net interest income	$25,992	$22,878
Noninterest income	28,566	19,403
Total revenue	54,558	42,281
Provision for credit losses	3,440	2,614
Gains (losses) on sales of debt securities	(464)	1,013
Noninterest expense	26,504	21,361
Income before income taxes	24,150	19,319
Income tax expense	8,273	6,428
Net income	15,877	12,891
Average common shares issued and outstanding (in thousands)	4,547,693	4,012,924
Average diluted common shares issued and outstanding (in thousands)	4,614,599	4,072,991
Performance ratios
Return on average assets	1.46%	1.37%
Return on average common shareholders’ equity	16.44	17.29
Total ending equity to total ending assets	9.22	8.12
Total average equity to total average assets	8.87	7.94
Dividend payout	45.05	43.94
Per common share data
Earnings	$3.49	$3.21
Diluted earnings	3.44	3.16
Dividends paid	1.56	1.40
Book value	29.52	25.28
Average balance sheet
Total loans and leases	$641,909	$528,331
Total assets	1,457,087	1,258,041
Total deposits	670,552	633,614
Long-term debt	126,541	97,072
Common shareholders’ equity	129,020	99,561
Total shareholders’ equity	129,256	99,832

Assets

At September 30, 2006, Total Assets were $1.4 trillion, an increase of $157.4 billion, or 12 percent, from December 31, 2005. Average Total Assets for the three and nine months ended September 30, 2006 increased $203.2 billion and $199.0 billion, or 16 percent increases, compared to the same periods in 2005. Growth in period end and average Total Assets was primarily attributable to the MBNA acquisition. In addition, growth in Loans and Leases was also attributable to organic growth, including retained mortgage production resulting from a strategic decision made by the Corporation at the beginning of the second quarter of 2006 to retain a larger share of mortgage production and bulk purchases of primarily residential mortgages and auto loans. Period end Other Assets includes $35.9 billion of broker receivables related to the sale of securities that was not settled as of September 30, 2006.

Liabilities and Shareholders’ Equity

At September 30, 2006, Total Liabilities were $1.3 trillion, an increase of $125.3 billion, or 11 percent, from December 31, 2005. Average Total Liabilities for the three and nine months ended September 30, 2006 increased $175.2 billion and $169.6 billion, or 15 percent increases, compared to the same periods in 2005. Growth in period end and average Total Liabilities was attributable to increases in Deposits and Long-term Debt due to the assumption of liabilities in connection with the MBNA merger and the net issuances of Long-term Debt.

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

Table 6

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions, except per share information)	2006	2005		2006	2005
Operating basis (1)
Operating earnings	$5,585	$3,921		$16,230	$13,126
Operating earnings per common share	1.24	0.98		3.57	3.27
Diluted operating earnings per common share	1.22	0.97		3.52	3.22
Shareholder value added	2,446	1,323		6,937	5,548
Return on average assets	1.48%	1.20%		1.49%	1.40%
Return on average common shareholders’ equity	17.16	15.39		16.81	17.61
Operating efficiency ratio (FTE basis)	45.33	49.92		46.81	49.00
Dividend payout ratio	45.40	51.52		44.07	43.15
Operating leverage	10.45	1.01		5.80	11.25
FTE basis data
Net interest income	$8,894	$7,933		$26,860	$23,467
Total revenue	18,961	14,349		55,426	42,870
Net interest yield	2.73%	2.78%		2.85%	2.85%
Efficiency ratio	46.75	50.76		47.82	49.83
Reconciliation of net income to operating earnings
Net income	$5,416	$3,841		$15,877	$12,891
Merger and restructuring charges	269	120		561	353
Related income tax benefit	(100)	(40)		(208)	(118)
Operating earnings	$5,585	$3,921		$16,230	$13,126
Reconciliation of EPS to operating EPS
Earnings per common share	$1.20	$0.96		$3.49	$3.21
Effect of merger and restructuring charges, net of tax benefit	0.04	0.02		0.08	0.06
Operating earnings per common share	$1.24	$0.98		$3.57	$3.27
Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.18	$0.95		$3.44	$3.16
Effect of merger and restructuring charges, net of tax benefit	0.04	0.02		0.08	0.06
Diluted operating earnings per common share	$1.22	$0.97		$3.52	$3.22
Reconciliation of net income to shareholder value added
Net income	$5,416	$3,841		$15,877	$12,891
Amortization of intangibles	441	201		1,322	613
Merger and restructuring charges, net of tax benefit	169	80		353	235
Cash basis earnings on an operating basis	6,026	4,122		17,552	13,739
Capital charge	3,580	2,799		10,615	8,191
Shareholder value added	$2,446	$1,323		$6,937	$5,548
Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.43%	1.18%		1.46%	1.37%
Effect of merger and restructuring charges, net of tax benefit	0.05	0.02		0.03	0.03
Operating return on average assets	1.48%	1.20%		1.49%	1.40%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	16.64%	15.09%		16.44%	17.29%
Effect of merger and restructuring charges, net of tax benefit	0.52	0.30		0.37	0.32
Operating return on average common shareholders’ equity	17.16%	15.39%		16.81%	17.61%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	46.75%	50.76%		47.82%	49.83%
Effect of merger and restructuring charges	(1.42)	(0.84)		(1.01)	(0.83)
Operating efficiency ratio	45.33%	49.92%		46.81%	49.00%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	46.82%	52.60%		45.05%	43.94%
Effect of merger and restructuring charges, net of tax benefit	(1.42)	(1.08)		(0.98)	(0.79)
Operating dividend payout ratio	45.40%	51.52%		44.07%	43.15%
Reconciliation of operating leverage to operating basis operating leverage
Operating leverage	12.17%	(0.60	) %	5.21%	11.37%
Effect of merger and restructuring charges	(1.72)	1.61		0.59	(0.12)
Operating basis operating leverage	10.45%	1.01%		5.80%	11.25%

(1)

Operating basis excludes Merger and Restructuring Charges which were $269 million and $120 million for the three months ended September 30, 2006 and 2005, and $561 million and $353 million for the nine months ended September 30, 2006 and 2005.

Core Net Interest Income—Managed Basis

In managing our business, we review core net interest income on a managed basis, which adjusts reported Net Interest Income on a FTE basis for the impact of market-based activities and certain securitizations. These securitizations include off-balance sheet Loans and Leases, specifically those loans in revolving securitizations and other securitizations where servicing is retained by the Corporation (e.g., credit card and home equity lines). As discussed in the Global Corporate and Investment Banking business segment section beginning on page 61, we evaluate our market-based results and strategies on a total market-based revenue approach by combining Net Interest Income and Noninterest Income for the Capital Markets and Advisory Services business. We also adjust for loans that we originated and sold into certain securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 7

Core Net Interest Income—Managed Basis

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Net interest income
As reported (FTE basis)	$8,894	$7,933	$26,860	$23,467
Impact of market-based net interest income (1)	(375)	(453)	(1,165)	(1,527)
Core net interest income	8,519	7,480	25,695	21,940
Impact of securitizations	1,760	52	5,195	313
Core net interest income—managed basis	$10,279	$7,532	$30,890	$22,253
Average earning assets
As reported	$1,302,366	$1,137,629	$1,258,927	$1,100,685
Impact of market-based earning assets (1)	(375,960)	(335,043)	(356,831)	(319,856)
Core average earning assets	926,406	802,586	902,096	780,829
Impact of securitizations	98,722	7,827	97,265	9,905
Core average earning assets—managed basis	$1,025,128	$810,413	$999,361	$790,734
Net interest yield contribution
As reported (FTE basis)	2.73%	2.78%	2.85%	2.85%
Impact of market-based activities	0.94	0.94	0.95	0.90
Core net interest yield on earning assets	3.67	3.72	3.80	3.75
Impact of securitizations	0.33	(0.01)	0.32	0.01
Core net interest yield on earning assets—managed basis	4.00%	3.71%	4.12%	3.76%

(1)	Represents amounts from the Capital Markets and Advisory Services business within Global Corporate and Investment Banking.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Core net interest income on a managed basis increased $2.7 billion. This increase was primarily driven by the impact of the MBNA merger, organic growth in consumer and commercial loans, and increases related to ALM activities, including increased portfolio balances and the impact of rates. Partially offsetting these increases were lower core deposit levels, excluding the impact of MBNA, which were replaced with higher cost, wholesale funding activity.

On a managed basis, core average earning assets increased $214.7 billion primarily due to the impact of the MBNA merger, higher ALM levels (primarily residential mortgages), and higher levels of consumer and commercial loans from organic growth.

Core net interest yield on a managed basis increased 29 bps as a result of the impact of the MBNA merger partially offset by spread compression. In addition, core net interest yield decreased as a result of a decline in core deposit levels, excluding the impact of MBNA, which were replaced with higher cost, wholesale funding activity.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

On a managed basis, core net interest income increased $8.6 billion, core average earning assets increased $208.6 billion, and core net interest yield increased 36 bps. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Table 8

Quarterly Average Balances and Interest Rates—FTE Basis

	Third Quarter 2006			Second Quarter 2006
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,629	$173	4.39%	$16,691	$168	4.05%
Federal funds sold and securities purchased under agreements to resell	173,381	2,146	4.94	179,104	1,900	4.25
Trading account assets	146,817	1,928	5.24	133,556	1,712	5.13
Securities	236,033	3,136	5.31	236,967	3,162	5.34
Loans and leases (1):
Residential mortgage	222,889	3,151	5.65	197,228	2,731	5.54
Credit card — domestic	62,508	2,189	13.90	64,980	2,168	13.38
Credit card — foreign	9,455	286	12.02	8,305	269	12.97
Home equity lines	70,075	1,351	7.65	67,182	1,231	7.35
Direct/Indirect consumer	61,361	1,193	7.74	56,715	1,057	7.46
Other consumer (2)	11,075	298	10.66	10,804	294	10.95
Total consumer	437,363	8,468	7.71	405,214	7,750	7.66
Commercial — domestic	153,007	2,805	7.28	148,445	2,695	7.28
Commercial real estate	37,471	724	7.67	36,749	680	7.41
Commercial lease financing	20,875	232	4.46	20,896	262	5.01
Commercial — foreign	24,761	454	7.27	24,345	456	7.52
Total commercial	236,114	4,215	7.09	230,435	4,093	7.12
Total loans and leases	673,477	12,683	7.49	635,649	11,843	7.47
Other earning assets	57,029	914	6.38	51,928	808	6.24
Total earning assets (3)	1,302,366	20,980	6.41	1,253,895	19,593	6.26
Cash and cash equivalents	33,495			35,070
Other assets, less allowance for loan and lease losses	162,126			167,039
Total assets	$1,497,987			$1,456,004
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$34,268	$69	0.81%	$35,681	$76	0.84%
NOW and money market deposit accounts	212,690	1,053	1.96	221,198	996	1.81
Consumer CDs and IRAs	147,607	1,658	4.46	141,408	1,393	3.95
Negotiable CDs, public funds and other time deposits	14,105	150	4.19	13,005	123	3.80
Total domestic interest-bearing deposits	408,670	2,930	2.84	411,292	2,588	2.52
Foreign interest-bearing deposits:
Banks located in foreign countries	38,588	562	5.78	32,456	489	6.05
Governments and official institutions	12,801	156	4.83	13,428	155	4.63
Time, savings and other	40,444	328	3.22	37,178	276	2.98
Total foreign interest-bearing deposits	91,833	1,046	4.52	83,062	920	4.44
Total interest-bearing deposits	500,503	3,976	3.15	494,354	3,508	2.85
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	429,882	5,467	5.05	408,734	4,842	4.75
Trading account liabilities	69,462	727	4.15	61,263	596	3.90
Long-term debt	136,769	1,916	5.60	125,620	1,721	5.48
Total interest-bearing liabilities (3)	1,136,616	12,086	4.23	1,089,971	10,667	3.92
Noninterest-bearing sources:
Noninterest-bearing deposits	176,348			180,442
Other liabilities	55,761			58,218
Shareholders’ equity	129,262			127,373
Total liabilities and shareholders’ equity	$1,497,987			$1,456,004
Net interest spread			2.18			2.34
Impact of noninterest-bearing sources			0.55			0.51
Net interest income/yield on earning assets (4)		$8,894	2.73%		$8,926	2.85%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(2)

Includes consumer finance of $2.9 billion, $3.0 billion and $3.0 billion in the third, second and first quarters of 2006 and $2.9 billion and $3.1 billion in the fourth and third quarters of 2005, respectively, and foreign consumer of $8.1 billion, $7.8 billion and $7.3 billion in the third, second and first quarters of 2006 and $3.7 billion and $3.5 billion in the fourth and third quarters of 2005, respectively.

(3)

Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(128) million, $(54) million and $8 million in the third, second and first quarters of 2006, and $29 million and $86 million in the fourth and third quarters of 2005, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on the underlying liabilities $(48) million, $87 million and $136 million in the third, second and first quarters of 2006, and $254 million and $274 million in the fourth and third quarters of 2005, respectively. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 98.

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

First Quarter 2006			Fourth Quarter 2005			Third Quarter 2005
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

$ 14,347	$139	3.92%	$14,619	$132	3.59%	$14,498	$125	3.43%
174,711	1,709	3.94	165,908	1,477	3.55	176,650	1,382	3.12
133,361	1,623	4.89	139,441	1,648	4.72	142,287	1,578	4.42
234,606	3,043	5.19	221,411	2,842	5.13	225,952	2,820	4.99

184,796	2,524	5.48	178,764	2,424	5.42	171,012	2,298	5.37
68,169	2,180	12.97	56,858	1,747	12.19	55,271	1,651	11.85
8,403	287	13.86	—	—	—	—	—	—
64,198	1,112	7.02	60,571	1,012	6.63	58,046	910	6.22
55,025	986	7.24	47,181	703	5.91	47,900	702	5.81
10,357	272	10.59	6,653	184	11.01	6,715	170	10.05
390,948	7,361	7.60	350,027	6,070	6.90	338,944	5,731	6.73
144,693	2,490	6.97	137,224	2,280	6.59	127,044	2,095	6.54
36,676	632	6.99	36,017	597	6.58	34,663	542	6.20
20,512	247	4.82	20,178	241	4.79	20,402	239	4.69
23,139	427	7.48	20,143	378	7.45	18,444	349	7.51
225,020	3,796	6.83	213,562	3,496	6.50	200,553	3,225	6.38
615,968	11,157	7.32	563,589	9,566	6.75	539,497	8,956	6.60
46,618	718	6.22	40,582	596	5.83	38,745	542	5.57
1,219,611	18,389	6.08	1,145,550	16,261	5.65	1,137,629	15,403	5.39
34,857			33,693			32,969
161,905			125,814			124,156
$1,416,373			$1,305,057			$1,294,754

$ 35,550	$76	0.87%	$35,535	$68	0.76%	$35,853	$56	0.62%
227,606	908	1.62	224,122	721	1.28	224,341	743	1.31
135,068	1,177	3.53	120,321	1,029	3.39	130,975	1,094	3.31
8,551	70	3.30	5,085	27	2.13	4,414	47	4.23
406,775	2,231	2.22	385,063	1,845	1.90	395,583	1,940	1.95

30,116	424	5.71	24,451	355	5.77	19,707	292	5.89
10,200	107	4.25	7,579	73	3.84	7,317	62	3.37
35,136	245	2.83	32,624	203	2.46	32,024	177	2.19
75,452	776	4.17	64,654	631	3.87	59,048	531	3.57
482,227	3,007	2.53	449,717	2,476	2.18	454,631	2,471	2.16

399,896	4,309	4.37	364,140	3,855	4.20	339,980	3,190	3.72
52,466	517	3.99	56,880	619	4.32	68,132	707	4.12
117,018	1,516	5.18	99,601	1,209	4.85	98,326	1,102	4.48
1,051,607	9,349	3.60	970,338	8,159	3.34	961,069	7,470	3.09

177,594			179,205			178,140
56,019			55,566			54,299
131,153			99,948			101,246
$1,416,373			$1,305,057			$1,294,754
		2.48			2.31			2.30
		0.50			0.51			0.48
	$9,040	2.98%		$8,102	2.82%		$7,933	2.78%

Table 9
Year-to-date Average Balances and Interest Rates—FTE Basis
	Nine Months Ended September 30
	2006			2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,560	$480	4.12%	$14,175	$339	3.20%
Federal funds sold and securities purchased under agreements to resell	175,727	5,755	4.37	170,219	3,535	2.77
Trading account assets	137,961	5,263	5.09	131,500	4,235	4.30
Securities	235,874	9,341	5.28	219,314	8,205	4.99
Loans and leases (1):
Residential mortgage	201,777	8,406	5.56	172,090	6,997	5.43
Credit card — domestic	65,198	6,537	13.40	53,033	4,505	11.36
Credit card — foreign	8,725	842	12.91	—	—	—
Home equity lines	67,173	3,694	7.35	54,845	2,401	5.85
Direct/Indirect consumer	57,724	3,236	7.49	44,240	1,886	5.70
Other consumer (2)	10,748	864	10.73	6,995	485	9.24
Total consumer	411,345	23,579	7.66	331,203	16,274	6.56
Commercial — domestic	148,746	7,990	7.18	124,937	5,987	6.41
Commercial real estate	36,968	2,036	7.36	33,727	1,449	5.75
Commercial lease financing	20,762	741	4.76	20,529	751	4.88
Commercial — foreign	24,088	1,337	7.42	17,935	913	6.81
Total commercial	230,564	12,104	7.02	197,128	9,100	6.17
Total loans and leases	641,909	35,683	7.43	528,331	25,374	6.42
Other earning assets	51,896	2,440	6.28	37,146	1,509	5.43
Total earning assets (3)	1,258,927	58,962	6.25	1,100,685	43,197	5.24
Cash and cash equivalents	34,469			33,033
Other assets, less allowance for loan and lease losses	163,691			124,323
Total assets	$1,457,087			$1,258,041
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,162	$221	0.84%	$36,961	$143	0.52%
NOW and money market deposit accounts	220,443	2,957	1.79	228,936	2,118	1.24
Consumer CDs and IRAs	141,407	4,228	4.00	125,755	3,063	3.26
Negotiable CDs, public funds and other time deposits	11,907	343	3.84	7,463	223	4.00
Total domestic interest-bearing deposits	408,919	7,749	2.53	399,115	5,547	1.86
Foreign interest-bearing deposits:
Banks located in foreign countries	33,751	1,475	5.84	22,437	846	5.04
Governments and official institutions	12,152	418	4.60	7,363	164	2.99
Time, savings and other	37,606	849	3.02	31,261	459	1.96
Total foreign interest-bearing deposits	83,509	2,742	4.39	61,061	1,469	3.22
Total interest-bearing deposits	492,428	10,491	2.85	460,176	7,016	2.04
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	412,948	14,618	4.73	313,692	7,760	3.31
Trading account liabilities	61,126	1,840	4.03	57,962	1,745	4.03
Long-term debt	126,541	5,153	5.43	97,072	3,209	4.41
Total interest-bearing liabilities (3)	1,093,043	32,102	3.92	928,902	19,730	2.84
Noninterest-bearing sources:
Noninterest-bearing deposits	178,124			173,438
Other liabilities	56,664			55,869
Shareholders’ equity	129,256			99,832
Total liabilities and shareholders’ equity	$1,457,087			$1,258,041
Net interest spread			2.33			2.40
Impact of noninterest-bearing sources			0.52			0.45
Net interest income/yield on earning assets (4)		$26,860	2.85%		$23,467	2.85%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(2)	Includes consumer finance of $3.0 billion and $3.2 billion, and foreign consumer of $7.8 billion and $3.5 billion for the nine months ended September 30, 2006 and 2005.

(3)

Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(174) million and $675 million in the nine months ended September 30, 2006 and 2005. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $175 million and $1.1 billion in the nine months ended September 30, 2006 and 2005. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 98.

(4)

Interest income (FTE basis) for the nine months ended September 30, 2006, does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to Net Interest Income and net interest yield on earning assets of this retroactive tax adjustment is a reduction of $270 million and 3 bps, respectively, for the nine months ended September 30, 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for Net Interest Income and net interest yield on earning assets on a FTE basis. The impact on any given future periods is not expected to be material.

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

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect Net Interest Income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses (i.e., Deposits) such as external product pricing decisions, including deposit pricing strategies, as well as the effects of our internal funds transfer pricing process and other ALM actions such as portfolio positioning. These activities are reported in each of the Corporation’s segments under ALM/Other. In addition, any residual effect of the funds transfer pricing process is retained in All Other.

Certain allocation methodologies are utilized for expenses as well. An example, specifically with regard to cost allocation, is where banking center costs are not only allocated to various consumer businesses (i.e., Deposits, Mortgage, Card Services, etc.) that utilize the banking center, but also are allocated to businesses in other segments such as Treasury Services within Global Corporate and Investment Banking. A discussion of the Corporation’s allocation methodologies is presented as part of Business Segment Operations on page 16 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market and operational risk components. The nature of these risks is discussed further beginning on page 77. ROE is calculated by dividing annualized Net Income by average allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e., equity). Cash basis earnings on an operating basis is defined as Net

Income adjusted to exclude Merger and Restructuring Charges and Amortization of Intangibles. The charge for capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Average equity is allocated to the business level using a methodology identical to that used in the ROE calculation. Management reviews the estimate of the rate used to calculate the capital charge annually. The Capital Asset Pricing Model is used to estimate our cost of capital.

See Note 14 of the Consolidated Financial Statements for additional business segment information, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Global Consumer and Small Business Banking

	Three Months Ended September 30, 2006
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/Other
Net interest income (2)	$5,243	$2,463	$2,224	$150	$351	$55
Noninterest income
Service charges	1,410	1,410	—	—	—	—
Mortgage banking income	215	—	—	192	23	—
Card income	3,262	501	2,761	—	—	—
All other income	313	—	345	12	—	(44)
Total noninterest income	5,200	1,911	3,106	204	23	(44)
Total revenue (2)	10,443	4,374	5,330	354	374	11

Provision for credit losses	1,144	51	1,032	6	11	44
Gains (losses) on sales of debt securities	—	—	—	—	—	—
Noninterest expense	4,730	2,267	1,956	253	169	85
Income before income taxes (2)	4,569	2,056	2,342	95	194	(118)
Income tax expense (benefit)	1,680	756	862	35	71	(44)
Net income	$2,889	$1,300	$1,480	$60	$123	$(74)

Shareholder value added	$1,542	$966	$540	$6	$80	$(50)
Net interest yield (2)	6.33%	2.93%	8.92%	1.79%	2.40%	n/m
Return on average equity	18.42	33.96	13.20	12.21	31.44	n/m
Efficiency ratio (2)	45.31	51.85	36.68	71.72	45.16	n/m
Period end—total assets (3)	$394,920	$345,940	$138,161	$38,206	$59,700	n/m

	Three Months Ended September 30, 2005
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/Other
Net interest income (2)	$4,238	$2,182	$1,306	$194	$333	$223
Noninterest income
Service charges	1,386	1,386	—	—	—	—
Mortgage banking income	230	—	—	209	21	—
Card income	1,344	404	940	—	—	—
All other income	68	—	3	4	—	61
Total noninterest income	3,028	1,790	943	213	21	61
Total revenue (2)	7,266	3,972	2,249	407	354	284

Provision for credit losses	1,107	38	1,010	8	9	42
Gains (losses) on sales of debt securities	(1)	—	—	—	—	(1)
Noninterest expense	3,255	2,026	732	252	159	86
Income before income taxes (2)	2,903	1,908	507	147	186	155
Income tax expense	1,061	698	185	54	69	55
Net income	$1,842	$1,210	$322	$93	$117	$100

Shareholder value added	$1,177	$879	$58	$45	$86	$109
Net interest yield (2)	5.61%	2.77%	9.00%	2.00%	2.71%	n/m
Return on average equity	25.23	32.10	11.14	21.04	40.55	n/m
Efficiency ratio (2)	44.80	51.03	32.53	61.94	44.77	n/m
Period end—total assets (3)	$326,926	$327,975	$63,055	$44,606	$49,653	n/m

(1)	Card Services presented on a held view.

(2)	Fully taxable-equivalent basis

(3)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

Global Consumer and Small Business Banking

	Nine Months Ended September 30, 2006
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/Other
Net interest income (2)	$15,788	$7,279	$6,535	$445	$1,029	$500
Noninterest income
Service charges	3,949	3,949	—	—	—	—
Mortgage banking income	630	—	—	567	63	—
Card income	9,983	1,406	8,577	—	—	—
All other income	712	—	917	33	—	(238)
Total noninterest income	15,274	5,355	9,494	600	63	(238)
Total revenue (2)	31,062	12,634	16,029	1,045	1,092	262

Provision for credit losses	3,420	109	3,142	15	31	123
Gains (losses) on sales of debt securities	(1)	—	—	—	—	(1)
Noninterest expense	13,957	6,693	5,816	724	480	244
Income before income taxes (2)	13,684	5,832	7,071	306	581	(106)
Income tax expense (benefit)	5,040	2,148	2,604	113	214	(39)
Net income	$8,644	$3,684	$4,467	$193	$367	$(67)

Shareholder value added	$4,546	$2,701	$1,656	$38	$253	$(102)
Net interest yield (2)	6.40%	2.91%	8.95%	1.77%	2.48%	n/m
Return on average equity	18.16	32.57	13.33	13.64	35.50	n/m
Efficiency ratio (2)	44.93	52.98	36.28	69.36	43.98	n/m
Period end – total assets (3)	$394,920	$345,940	$138,161	$38,206	$59,700	n/m

	Nine Months Ended September 30, 2005
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/Other
Net interest income (2)	$12,555	$6,202	$3,671	$574	$958	$1,150
Noninterest income
Service charges	3,734	3,734	—	—	—	—
Mortgage banking income	741	—	—	681	60	—
Card income	3,760	1,140	2,620	—	—	—
All other income	238	—	50	13	—	175
Total noninterest income	8,473	4,874	2,670	694	60	175
Total revenue (2)	21,028	11,076	6,341	1,268	1,018	1,325

Provision for credit losses	2,973	50	2,808	15	27	73
Gains (losses) on sales of debt securities	(2)	—	—	—	—	(2)
Noninterest expense	9,839	6,026	2,257	785	502	269
Income before income taxes (2)	8,214	5,000	1,276	468	489	981
Income tax expense	2,956	1,803	458	169	177	349
Net income	$5,258	$3,197	$818	$299	$312	$632

Shareholder value added	$3,297	$2,217	$71	$163	$222	$624
Net interest yield (2)	5.61%	2.69%	8.91%	2.05%	2.74%	n/m
Return on average equity	24.29	28.51	9.88	23.84	37.82	n/m
Efficiency ratio (2)	46.79	54.41	35.59	61.92	49.26	n/m
Period end – total assets (3)	$326,926	$327,975	$63,055	$44,606	$49,653	n/m

(1)	Card Services presented on a held view.

(2)	Fully taxable-equivalent basis

(3)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Average
Total loans and leases	$193,845	$145,726	$189,378	$142,267
Total earning assets (1)	328,861	299,770	329,612	299,244
Total assets (1)	390,895	326,869	392,256	326,490
Total deposits	330,368	310,530	331,546	305,924
Allocated equity	62,239	28,968	63,628	28,946

	September 30
	2006	2005
Period End
Total loans and leases	$195,728	$147,714
Total earning assets (1)	331,734	299,378
Total assets (1)	394,920	326,926
Total deposits	330,789	313,059

(1)	Total earning assets and Total Assets include asset allocations to match liabilities (i.e., deposits).

The strategy of Global Consumer and Small Business Banking is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 30 states and the District of Columbia. With the recent acquisition of MBNA, we also provide credit card products to customers in Canada, Ireland, Spain, and the United Kingdom. We serve more than 55 million consumer and small business relationships utilizing our network of 5,722 banking centers, 16,846 domestic branded ATMs, and telephone and Internet channels. Within Global Consumer and Small Business Banking, there are four primary businesses: Deposits, Card Services, Mortgage, and Home Equity. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance).

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income increased $1.0 billion to $2.9 billion compared to the same period in 2005. Net Interest Income increased $1.0 billion, or 24 percent, compared to the same period in 2005. The increase in Net Interest Income was primarily due to the MBNA acquisition and organic growth which increased Average Loans and Leases.

Noninterest Income increased $2.2 billion, or 72 percent, compared to the same period in 2005, primarily due to increases of $1.9 billion in Card Income and $245 million in all other income. Card Income increased primarily due to increases in excess servicing income, interchange income, and cash advance fees due to the impact of the MBNA acquisition. All other income increased primarily as a result of the MBNA merger and the sale of a portion of our Merchant Services business.

Noninterest Expense increased $1.5 billion, or 45 percent, compared to the same period in 2005. The primary driver of the increase was the MBNA acquisition, which increased, among other line items, Personnel, Marketing and Amortization of Intangibles.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income increased $3.4 billion to $8.6 billion compared to the same period in 2005. The increase to Net Income was primarily due to an increase in Net Interest Income of $3.2 billion and an increase to Noninterest Income of $6.8 billion that was partially offset by an increase in Noninterest Expense of $4.1 billion. These period over period changes were primarily driven by the same factors as described in the three month discussion above. Service Charges also increased for the period due to new account growth and increased usage.

In addition, the Provision for Credit Losses increased $447 million, or 15 percent, to $3.4 billion compared to the same period in 2005, primarily resulting from an increase in Card Services mainly driven by the MBNA merger. For further discussion of this increase in the Provision for Credit Losses related to Card Services, see the Card Services discussion beginning on page 55.

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

We added approximately 744,000 net new retail checking accounts and 284,000 net new retail savings accounts in the third quarter of 2006. We added approximately 2,048,000 net new retail checking accounts and 1,159,000 net new retail savings accounts in the first nine months of 2006. These additions resulted from continued improvement in sales and service results in the Banking Center Channel, the introduction of certain products such as Keep the ChangeTM and the success of focused marketing efforts.

The Corporation migrates qualifying affluent customers, and their related deposit balances and associated Net Interest Income from the Global Consumer and Small Business Banking segment to Global Wealth and Investment Management. The total cumulative average impact of migrated balances was $49.2 billion and $47.8 billion for the three and nine months ended September 30, 2006, compared to $41.5 billion and $37.7 billion for the same periods in 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income increased $90 million, or seven percent, compared to the same period in 2005. The increase in Net Income was driven by an increase in Total Revenue of $402 million, or 10 percent, compared to the same period in 2005. Driving this growth was an increase of $281 million, or 13 percent, in Net Interest Income resulting from an increase in deposit spreads and higher deposit levels. Deposit spreads increased 18 bps to 3.00 percent, compared to the same period in the prior year, as we effectively managed pricing in a rising interest rate environment. Average deposits increased $19.8 billion, or six percent, compared to the same period in 2005, primarily due to the MBNA acquisition. Partially offsetting the increase in deposits was the migration of deposit balances to Global Wealth and Investment Management. Noninterest Income increased $121 million, or seven percent, driven by higher debit card interchange income and higher service charges. The increase in debit card interchange income was primarily due to a higher number of active debit cards, increased usage, and continued improvement in penetration and activation rates. Service charges were higher due to increased non-sufficient funds fees and overdraft charges, account service charges, and ATM fees resulting from new account growth and increased usage.

Total Noninterest Expense increased $241 million, or 12 percent, compared to the same period in 2005, primarily driven by costs associated with increased transaction volume.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income increased $487 million, or 15 percent, compared to the same period in 2005. The increase in Net Income was driven by an increase in Total Revenue of $1.6 billion, partially offset by an increase in Noninterest Expense of $667 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Card Services

Card Services, which excludes debit cards (included in Deposits), provides a broad offering of products, including U.S. Consumer and Business Credit Card, Consumer Finance, International Loan Products, including foreign credit card, and Merchant Services. Through the MBNA acquisition, we offer a variety of co-branded and affinity credit card products and have also become the leading issuer of credit cards through endorsed marketing. Prior to the acquisition of MBNA, Card Services only included U.S. Consumer Card, Business Credit Card, and Merchant Services.

We evaluate our Card Services business on both a held and managed basis (a non-GAAP measure). Managed basis treats securitized loan receivables as if they were still on the balance sheet and presents the earnings on the sold loan receivables as if they were not sold. Similarly, we evaluate credit risk on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. The performance of the managed portfolio is important to understanding the results of card operations.

The following tables reconcile the Card Services portfolio and certain credit card data on a held basis to a managed basis to reflect the impact of securitizations. For assets that have been securitized, we record excess servicing income, a component of Card Income, rather than Net Interest Income and Provision for Credit Losses, as we are compensated for servicing. In a securitization, the credit card receivables, not the ongoing relationships, are sold to the trust. After the revolving period of the securitization, assuming no new securitizations, the newly generated credit card receivables arising from these relationships are recorded on our balance sheet. This has the effect of increasing Loans and Leases, and increasing Net Interest Income and Provision for Credit Losses (including net charge-offs), with a related reduction in Noninterest Income. Managed Noninterest Income includes the impact of the gains recognized on securitized loan principal receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (SFAS 140).

Card Services Data (1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Income Statement Data

Held total revenue	$5,330	$2,249	$16,029	$6,341
Securitizations impact	908	92	2,340	372
Managed total revenue	$6,238	$2,341	$18,369	$6,713
Held provision for credit losses	$1,032	$1,010	$3,142	$2,808
Securitizations impact	908	92	2,340	372
Managed credit impact	$1,940	$1,102	$5,482	$3,180
Balance Sheet Data

Average held Card Services outstandings	$95,948	$57,414	$94,332	$54,925
Securitizations impact	97,371	4,491	95,050	5,788
Average managed Card Services outstandings	$193,319	$61,905	$189,382	$60,713
Ending held Card Services outstandings	$96,173	$58,427	$96,173	$58,427
Securitizations impact	98,683	3,622	98,683	3,622
Ending managed Card Services outstandings	$194,856	$62,049	$194,856	$62,049
Credit Quality Statistics (2)

Held net charge-offs	$1,094	$798	$2,676	$2,353
Securitizations impact	908	92	2,340	372
Managed Card Services net losses	$2,002	$890	$5,016	$2,725
Held net charge-offs	4.52%	5.51%	3.79%	5.73%
Securitizations impact	(0.41)	0.19	(0.25)	0.27
Managed Card Services net losses	4.11%	5.70%	3.54%	6.00%

Credit Card Data (3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Balance Sheet Data

Average held credit card outstandings	$71,963	$55,271	$73,923	$53,033
Securitizations impact	92,175	4,491	88,615	5,788
Average managed credit card outstandings	$164,138	$59,762	$162,538	$58,821
Ending held credit card outstandings	$70,067	$56,079	$70,067	$56,079
Securitizations impact	94,389	3,622	94,389	3,622
Ending managed credit card outstandings	$164,456	$59,701	$164,456	$59,701
Credit Quality Statistics (2)

Held net charge-offs	$923	$772	$2,356	$2,286
Securitizations impact	825	92	2,112	372
Managed credit card net losses	$1,748	$864	$4,468	$2,658
Held net charge-offs	5.09%	5.55%	4.26%	5.76%
Securitizations impact	(0.86)	0.19	(0.58)	0.28
Managed credit card net losses	4.23%	5.74%	3.68%	6.04%

(1)

Beginning with the first quarter of 2006, Card Services includes U.S. Consumer and Business Credit Card, Consumer Finance, International Loan Products and Merchant Services. Prior to January 1, 2006, Card Services only included U.S. Consumer Card, Business Credit Card, and Merchant Services.

(2)

American Institute of Certified Public Accountants (AICPA) Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) decreased held net charge-offs for Card Services and credit card $26 million or 11 bps and $15 million or 8 bps, for the three months ended September 30, 2006. Managed net losses for Card Services and credit card decreased $26 million, or 5 bps and $15 million or 3 bps. SOP 03-3 decreased held net charge-offs for Card Services and credit card $263 million or 38 bps and $137 million or 25 bps for the nine months ended September 30, 2006. Managed net losses for Card Services and credit card decreased $263 million or 19 bps and $137 million or 11 bps. See discussion of SOP 03-3 in the Consumer Portfolio Credit Quality Performance section.

(3)	Includes U.S. Consumer Card and Foreign Credit Card. Does not include Business Credit Card.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income increased $1.2 billion to $1.5 billion compared to the same period in 2005 due to the growth in Total Revenue, partially offset by an increase in Noninterest Expense. The MBNA acquisition increased revenue when compared to the same period in 2005. Held Total Revenue increased $3.1 billion to $5.3 billion. Contributing to this increase was the $918 million increase in held Net Interest Income due to an increase in average held credit card outstandings from the MBNA merger.

Driving the increase in held revenue was an increase in Noninterest Income of $2.2 billion compared to the same period in 2005 due to the MBNA acquisition and organic growth. The MBNA acquisition increased excess servicing income, interchange income, cash advance fees and all other income. All other income also increased due to the sale of a portion of our Merchant Services business. This sale resulted in a $72 million (pre-tax) gain in all other income within Card Services, with a related offset in Corporate Income Tax Expense due to the lack of deductibility associated with goodwill.

Held Provision for Credit Losses increased $22 million to $1.0 billion compared to the same period in 2005. This increase was primarily driven by the addition of MBNA, partially offset by reduced credit-related costs on the domestic credit card portfolio.

Card Services held net charge-offs were $1.1 billion, $296 million higher than the same quarter in 2005. Credit card held net charge-offs were $923 million, or 5.09 percent of total average held credit card outstandings, compared to $772 million, or 5.55 percent, a year ago. This increase was primarily due to the impact of the addition of the MBNA portfolio, changes made in 2005 in credit card minimum payment requirements which resulted in 2006 net charge-offs, new advances on accounts for which previous loan balances were sold to the securitization trusts and seasoning of the portfolio. These increases were partially offset by lower bankruptcy-related net charge-offs.

Managed Card Services revenue increased $3.9 billion to $6.2 billion compared to the same period in 2005. This increase was driven by the acquisition of MBNA which increased average managed credit card outstandings, Net Interest Income, interchange and other fee income.

Managed Card Services net losses were $2.0 billion, $1.1 billion higher than the same quarter in 2005. This increase was primarily driven by managed credit card net losses, which were $1.7 billion, or 4.23 percent of total average managed credit card loans for the three months ended September 30, 2006 compared to $864 million, or 5.74 percent, for the same period in 2005. Managed losses were higher primarily due to the addition of the MBNA portfolio, changes made in 2005 in credit card minimum payment requirements which resulted in 2006 net losses and seasoning of the portfolio. These increases were partially offset by lower bankruptcy-related net losses. The 151 bps decrease in the net losses ratio for the managed credit card portfolio was driven by the beneficial impact of the MBNA portfolio and lower net losses resulting from bankruptcy reform.

Total Noninterest Expense increased $1.2 billion to $2.0 billion compared to the same period in 2005 and was primarily driven by the MBNA merger.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income increased $3.6 billion to $4.5 billion compared to the same period in 2005. The increase in Net Income was due to increases of $2.9 billion in Net Interest Income and $6.8 billion in Noninterest Income, partially offset by an increase of $3.6 billion in Noninterest Expense.

These period over period changes were primarily driven by the same factors as described in the three month discussion above. In addition, Noninterest Income also increased due to the gain recorded on MasterCard Incorporated’s (MasterCard’s) initial public offering.

In connection with MasterCard’s initial public offering on May 24, 2006, the Corporation’s previous investment in MasterCard was exchanged for new shares at a ratio of 1 to 1.35. Subsequent to the initial public offering, MasterCard redeemed approximately 59 percent of these shares for cash. The Corporation is restricted from selling the remaining 41 percent of unredeemed shares to the general public for a period of four years. As it relates to shares historically owned by the Corporation, a net gain of approximately $36 million (pre-tax) was recorded in all other income relating to the shares redeemed for cash and no gain was recorded associated with the unredeemed shares. A gain or loss will be recognized through all other income when the unredeemed shares are sold. For shares historically owned by MBNA, a purchase accounting adjustment of $71 million was recorded as a reduction of Goodwill to record the fair value of both the redeemed and unredeemed MasterCard shares.

Held Provision for Credit Losses increased $334 million to $3.1 billion. This increase was primarily due to the impact of the addition of the MBNA portfolio, partially offset by reduced credit-related costs on the domestic credit card portfolio, in part, driven by the absence of the $210 million provision recorded in 2005 to establish reserves for changes in credit card minimum payment requirements.

Card Services held net charge-offs were $2.7 billion, $323 million higher than the same period in 2005, driven by the addition of the MBNA portfolio, partially offset by lower bankruptcy-related net charge-offs. Credit card held net charge-offs were $2.4 billion, or 4.26 percent of total average held credit card outstandings, compared to $2.3 billion, or 5.76 percent, for the same period in 2005 driven by the same factors as described in the three month discussion above.

Managed Card Services revenue increased $11.7 billion to $18.4 billion compared to the same period in 2005. Managed Card Services net losses were $5.0 billion, $2.3 billion higher than the same period in 2005. Managed credit card net losses were $4.5 billion, or 3.68 percent of total average managed credit card loans compared to $2.7 billion, or 6.04 percent, for the same period in 2005. These period over period changes for the nine months ended September 30, 2006, were primarily driven by the same factors as described in the three month discussion above.

Mortgage

Mortgage generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Mortgage products are available to our customers through a retail network of personal bankers located in 5,722 banking centers, sales account executives in over 150 locations and through a sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 6,800 mortgage brokers in 48 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans. To manage this portfolio, these products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes.

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

Mortgage production within Global Consumer and Small Business Banking was $19.1 billion and $55.4 billion for the three and nine months ended September 30, 2006 compared to $24.1 billion and $57.5 billion in the same periods of 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income for Mortgage decreased $33 million, or 35 percent, due to a decrease in Total Revenue of $53 million to $354 million. The change in Total Revenue was due to a decrease of $44 million in Net Interest Income and a decrease of $17 million in Mortgage Banking Income. The decrease in Net Interest Income was primarily driven by the impact of spread compression due to the flattening yield curve and the decrease in average residential first mortgage balances. The decrease in Mortgage Banking Income was primarily due to weaker production income driven by lower volumes sold, margin compression which negatively impacted the pricing of loans sold into secondary markets, and a strategic shift to retain a larger share of mortgage production on the Corporation’s balance sheet. Mortgage Banking Income within Global Consumer and Small Business Banking was compensated on a management accounting basis for this strategic shift with the corresponding offset recorded in All Other. This was partially offset by the favorable performances of the Mortgage Servicing Rights (MSRs) and the derivatives used to economically hedge changes in the fair values of the MSRs.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income for Mortgage decreased $106 million, or 35 percent, compared to the same period in 2005. The decrease to Net Income was due to decreases of $129 million in Net Interest Income and $114 million in Mortgage Banking Income, partially offset by a $61 million decrease in Noninterest Expense. This period over period change was primarily driven by the same factors as described in the three month discussion above.

The Mortgage servicing portfolio includes loans serviced for others and originated and retained residential mortgages. The servicing portfolio at September 30, 2006 was $323.3 billion, $26.5 billion higher than December 31, 2005, primarily driven by production and lower prepayment rates. Included in this amount was $230.1 billion of loans serviced for others.

At September 30, 2006, the consumer MSR balance was $2.9 billion, an increase of $274 million, or 10 percent, from December 31, 2005. This value represented 127 bps of the related unpaid principal balance, a 5 bps increase from December 31, 2005.

Home Equity

Home Equity generates revenue by providing an extensive line of home equity products and services to customers nationwide. Home Equity products include lines of credit and home equity loans, and are also available to our customers through our retail network and through our partnership with mortgage brokers.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income for Home Equity increased $6 million, or five percent, compared to the same period in 2005. Driving this increase in Net Income was Total Revenue, which increased $20 million to $374 million compared to the same period in 2005. The increase in Total Revenue was primarily attributable to account growth and larger line sizes resulting from enhanced product offerings and the expanding home equity market.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income for Home Equity increased $55 million, or 18 percent, compared to the same period in 2005. Total Revenue for Home Equity increased $74 million to $1.1 billion. This period over period change was primarily driven by the same factors as described in the three month discussion above.

The Home Equity servicing portfolio at September 30, 2006 was $82.2 billion, $11.9 billion higher than December 31, 2005, driven primarily by increased production and portfolio purchases.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s Net Interest Income from ALM activities, the residual of the funds transfer pricing allocation process associated with recording Card Services securitizations and the results of other consumer-related businesses (e.g., insurance).

Net Income decreased $174 million and $699 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The decreases were primarily a result of a lower contribution from ALM activities due to the flattening yield curve and the impact of the residual of the funds transfer pricing allocation process associated with recording Card Services securitizations.

Global Corporate and Investment Banking

		Three Months Ended September 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$2,643	$1,131	$375	$979	$158
Noninterest income
Service charges	710	130	29	509	42
Investment and brokerage services	252	5	205	8	34
Investment banking income	554	—	554	—	—
Trading account profits	711	10	657	13	31
All other income	1,145	128	48	195	774
Total noninterest income	3,372	273	1,493	725	881
Total revenue (1)	6,015	1,404	1,868	1,704	1,039

Provision for credit losses	22	53	(3)	(1)	(27)
Gains on sales of debt securities	14	3	8	—	3
Noninterest expense	2,965	548	1,366	810	241
Income before income taxes (1)	3,042	806	513	895	828
Income tax expense	1,120	287	189	331	313
Net income	$1,922	$519	$324	$564	$515

Shareholder value added	$828	$145	$26	$387	$270
Net interest yield (1)	1.65%	1.92%	n/m	2.90%	n/m
Return on average equity	18.62	14.17	11.94%	33.37	n/m
Efficiency ratio (1)	49.30	39.02	73.14	47.51	n/m
Period end—total assets (2)	$675,893	$241,257	$374,488	$158,711	n/m

		Three Months Ended September 30, 2005
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$2,749	$1,199	$453	$861	$236
Noninterest income
Service charges	671	127	34	468	42
Investment and brokerage services	267	5	217	7	38
Investment banking income	532	—	531	—	1
Trading account profits	571	5	516	12	38
All other income	499	171	93	173	62
Total noninterest income	2,540	308	1,391	660	181
Total revenue (1)	5,289	1,507	1,844	1,521	417

Provision for credit losses	12	113	(14)	—	(87)
Gains on sales of debt securities	17	2	3	—	12
Noninterest expense	2,854	499	1,198	786	371
Income before income taxes (1)	2,440	897	663	735	145
Income tax expense	889	328	241	265	55
Net income	$1,551	$569	$422	$470	$90

Shareholder value added	$450	$180	$153	$303	$(186)
Net interest yield (1)	1.92%	2.29%	n/m	2.36%	n/m
Return on average equity	14.91	14.93	17.14%	29.21	n/m
Efficiency ratio (1)	53.96	33.10	64.93	51.63	n/m
Period end—total assets (2)	$602,008	$217,357	$319,954	$165,021	n/m

(1)	Fully taxable-equivalent basis

(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Corporate and Investment Banking

		Nine Months Ended September 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$8,069	$3,476	$1,165	$2,901	$527
Noninterest income
Service charges	2,100	387	90	1,489	134
Investment and brokerage services	801	14	658	24	105
Investment banking income	1,721	—	1,720	—	1
Trading account profits	2,591	44	2,360	36	151
All other income	2,011	397	199	536	879
Total noninterest income	9,224	842	5,027	2,085	1,270
Total revenue (1)	17,293	4,318	6,192	4,986	1,797

Provision for credit losses	102	88	8	—	6
Gains on sales of debt securities	34	8	12	—	14
Noninterest expense	8,953	1,603	4,074	2,430	846
Income before income taxes (1)	8,272	2,635	2,122	2,556	959
Income tax expense	3,051	976	785	946	344
Net income	$5,221	$1,659	$1,337	$1,610	$615

Shareholder value added	$1,865	$432	$452	$1,053	$(72)
Net interest yield (1)	1.76%	2.03%	n/m	2.85%	n/m
Return on average equity	16.50	13.88	16.54%	30.27	n/m
Efficiency ratio (1)	51.77	37.14	65.79	48.74	n/m
Period end—total assets (2)	$675,893	$241,257	$374,488	$158,711	n/m

		Nine Months Ended September 30, 2005
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$8,394	$3,633	$1,527	$2,411	$823
Noninterest income
Service charges	1,977	361	81	1,412	123
Investment and brokerage services	775	13	651	21	90
Investment banking income	1,345	—	1,344	—	1
Trading account profits	1,463	(36)	1,362	53	84
All other income	1,697	680	264	502	251
Total noninterest income	7,257	1,018	3,702	1,988	549
Total revenue (1)	15,651	4,651	5,229	4,399	1,372

Provision for credit losses	(388)	(141)	(14)	(5)	(228)
Gains on sales of debt securities	168	62	23	—	83
Noninterest expense	8,166	1,487	3,408	2,360	911
Income before income taxes (1)	8,041	3,367	1,858	2,044	772
Income tax expense	2,933	1,206	665	736	326
Net income	$5,108	$2,161	$1,193	$1,308	$446

Shareholder value added	$1,820	$997	$399	$808	$(384)
Net interest yield (1)	2.06%	2.43%	n/m	2.28%	n/m
Return on average equity	16.43	18.94	16.43%	27.09	n/m
Efficiency ratio (1)	52.17	31.97	65.18	53.64	n/m
Period end—total assets (2)	$602,008	$217,357	$319,954	$165,021	n/m

(1)	Fully taxable-equivalent basis

(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Average
Total loans and leases	$246,419	$216,121	$242,161	$210,038
Total trading-related assets	340,521	328,713	330,378	313,422
Total market-based earning assets (1)	375,960	335,043	356,831	319,856
Total earning assets (2)	636,614	566,674	612,441	543,719
Total assets (2)	715,174	648,312	694,571	626,041
Total deposits	206,576	188,901	203,275	188,879
Allocated equity	40,941	41,265	42,308	41,556

	September 30
	2006	2005
Period end
Total loans and leases	$243,410	$220,873
Total trading-related assets	296,504	273,261
Total market-based earning assets (1)	337,702	278,557
Total earning assets (2)	592,702	514,944
Total assets (2)	675,893	602,008
Total deposits	199,737	184,518

(1)	Total market-based earning assets represents earning assets from the Capital Markets and Advisory Services business.

(2)	Total earning assets and Total Assets include asset allocations to match liabilities (i.e., deposits).

Global Corporate and Investment Banking provides a wide range of financial services, to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients, using a strategy to deliver value-added financial products and advisory solutions. Global Corporate and Investment Banking’s products and services are delivered from three primary businesses: Business Lending, Capital Markets and Advisory Services, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other commercial-related businesses such as Latin America and Asia consumer and commercial banking franchise in Hong Kong. In addition to our operations in Latin America, our clients are supported through offices in 26 countries that are divided into three distinct geographic regions: U.S. and Canada; Asia; and Europe, Middle East and Africa. For more information on our Latin American and Asian operations, see Foreign Portfolio beginning on page 87.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income increased $371 million to $1.9 billion due to an increase in Noninterest Income that was partially offset by declines in Net Interest Income and increases in Noninterest Expense.

Although Global Corporate and Investment Banking experienced overall growth in Average Loans and Leases of $30.3 billion, or 14 percent, Net Interest Income declined due to spread compression. This decline was partially offset by wider spreads in our Treasury Services deposit base as we effectively managed pricing in a rising interest rate environment.

Noninterest Income increased $832 million, or 33 percent, driven largely by the sale of our Brazilian operations that closed this quarter which generated a $720 million gain (pre-tax) and was reflected in all other income.

Noninterest Expense increased $111 million, or four percent, due to increased Personnel Expense, including performance-based incentive compensation, and general operating costs.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income increased $113 million, or two percent. Within this overall increase of Net Income, there was an increase in Total Revenue of $1.6 billion largely due to increases in Trading Account Profits, Investment Banking Income, and the sale of our Brazilian operations. The increases in Investment Banking Income and Trading Account Profits were driven by continued leadership in leveraged debt underwriting and a favorable market environment. This increase in Total Revenue was partially offset by the increase in the Provision for Credit Losses. Provision for Credit Losses was $102 million compared to negative $388 million for the same period in the prior year. The change in the Provision for Credit Losses was primarily due to the absence this year of benefits from the release of reserves in 2005 related to reduced exposures in Latin America and reduced uncertainties associated with the FleetBoston Financial Corporation (FleetBoston) credit integration. A lower level of commercial recoveries also contributed to the increase in the Provision for Credit Losses. Additionally, Noninterest Expense increased $787 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Business Lending

Business Lending provides a wide range of lending-related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing solutions. Products also include indirect consumer loans which allow us to offer financing through auto, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain credit counterparties utilizing various risk mitigation tools such as Credit Default Swaps (CDS) and may also use other products to help reduce hedging costs.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income decreased $50 million, or nine percent, primarily due to decreases in Net Interest Income and Noninterest Income, combined with an increase in Noninterest Expense. These items were partially offset by a decrease in the Provision for Credit Losses. The decrease in Net Interest Income was driven by the impact of lower spreads on all loan products which were partially offset by growth in Average Loans and Leases. Average Loans and Leases increased $22.8 billion, or 12 percent, due primarily to growth in the commercial loan portfolio. The decrease in Noninterest Income was due to a decrease in Equity Investment Gains. Provision for Credit Losses decreased $60 million, or 53 percent, driven by the continued stable credit environment. The increase in Noninterest Expense was primarily driven by increased expenses associated with personnel, technology, and professional fees.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income decreased $502 million, or 23 percent. This decrease in Net Income was primarily due to increases in the Provision for Credit Losses and Noninterest Expense combined with decreases in Noninterest Income and Net Interest Income. The decreases of $157 million in Net Interest Income and $176 million in Noninterest Income were primarily driven by the same factors as described in the three month discussion above. In addition, Noninterest Income decreased as a result of the gains in 2005 from spreads widening in certain industries in our credit default protection purchased. The Provision for Credit Losses was $88 million, compared to negative $141 million for the same period in the prior year. The increase in the Provision for Credit Losses was primarily due to the absence of benefits from the release of reserves in 2005 related to reduced uncertainties associated with the FleetBoston credit integration and a lower level of commercial recoveries in 2006. The increase in Noninterest Expense was primarily driven by the same factors as described in the three month discussion above.

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

Capital Markets and Advisory Services market-based revenue includes Net Interest Income, Noninterest Income, including equity income, and Gains (Losses) on Sales of Debt Securities. We evaluate our trading results and strategies based on total market-based revenue. The following table presents further detail regarding Capital Markets and Advisory Services market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives, foreign exchange contracts and public finance), credit products (primarily investment and noninvestment grade corporate debt obligations and credit derivatives) and structured products (primarily commercial mortgage-backed securities, residential mortgage-backed securities, and collateralized debt obligations); and equity income from equity-linked derivatives, securities, and cash equity activity.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Investment banking income
Advisory fees	$85	$89	$215	$222
Debt underwriting	417	348	1,273	933
Equity underwriting	52	94	232	189
Total investment banking income	554	531	1,720	1,344
Sales and trading
Fixed income:
Liquid products	401	459	1,607	1,445
Credit products	238	219	678	570
Structured products	373	278	1,103	762
Total fixed income	1,012	956	3,388	2,777
Equity income	310	360	1,096	1,131
Total sales and trading (1)	1,322	1,316	4,484	3,908
Total Capital Markets and Advisory Services Market-based Revenue (1)	$1,876	$1,847	$6,204	$5,252

(1)

Includes Gains on Sales of Debt Securities of $8 million and $3 million for the three months ended September 30, 2006 and 2005, and $12 million and $23 million for the nine months ended September 30, 2006 and 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income decreased $98 million, or 23 percent, as Noninterest Expense increased while total Capital Markets and Advisory Services market-based revenue remained relatively flat.

Total Capital Markets and Advisory Services market-based revenue was $1.9 billion, representing an increase of $29 million, or two percent. The increase in Investment Banking Income of $23 million, or four percent, was benefited by increased market activity and continued leadership in leveraged debt underwriting. This increase was offset by a decrease in equity underwriting due to a decrease in merger and acquisition activity. Sales and trading remained relatively flat as increases in structured products were offset by decreases in liquid products and equity income.

Noninterest Expense increased $168 million, or 14 percent, due to higher Personnel Expense and general operating costs.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income increased $144 million, or 12 percent. This was driven primarily by increases in sales and trading fixed income activity of $611 million, or 22 percent, and was driven by a favorable market environment as well as benefits from previous investments in personnel and trading infrastructure. The increases in Investment Banking Income of $376 million, or 28 percent, and Noninterest Expense of $666 million, or 20 percent, were primarily driven by the same factors described in the three month discussion above.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income increased $94 million, or 20 percent, primarily due to an increase in Net Interest Income and higher Service Charges. Net Interest Income from Treasury Services increased $118 million, or 14 percent, driven primarily by wider spreads associated with higher short-term interest rates as we effectively managed pricing in a rising interest rate environment. This was partially offset by the impact of a $9.7 billion, or six percent, decrease in Treasury Services average deposit balances. This decrease was primarily due to the slowdown in the mortgage and title business reducing real estate escrow and demand deposit balances.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income increased $302 million, or 23 percent. This increase in Net Income was primarily due to the increase in Net Interest Income of $490 million. This period over period change was primarily driven by the same factors as described in the three month discussion above.

ALM/Other

ALM/Other is comprised primarily of our Latin American operations in Chile, Argentina and Uruguay, and our commercial operations in Mexico. Brazilian operations were included through September 1, 2006, the effective date of the sale of these operations. These operations primarily service indigenous and multinational corporations, small businesses and affluent consumers. ALM/Other also includes our Asia retail and commercial banking franchise in Hong Kong and an allocation of a portion of the Corporation’s Net Interest Income from ALM activities. For more information on our Latin American and Asian operations, see Foreign Portfolio beginning on page 87.

Net Income increased $425 million for the three months ended September 30, 2006, as compared to the same period in the prior year. The increase was primarily the result of the gain recorded on the sale of our Brazilian operations for approximately $1.9 billion in equity of Banco Itau, Brazil’s second largest nongovernment-owned banking company. The sale resulted in a $720 million gain (pre-tax) that was recorded in all other income. The $1.9 billion equity investment in Banco Itau was recorded in Corporate and Strategic Investments. For more information on our Corporate and Strategic Investments, see All Other beginning on page 71. Partially offsetting the increase from the sale of our Brazilian operations was a decrease in Net Interest Income driven by the impact of the flattening yield curve on the results of ALM activities. The Provision for Credit losses was negative $27 million, $60 million higher than the same quarter in 2005, primarily due to the absence of the benefit received in 2005 from reduced exposures in Latin America partially offset by an increased level of recoveries in 2006. Noninterest Expense decreased $130 million for the three months ended September 30, 2006, as compared to the same period in the prior year. The decrease was primarily driven by lower expenses related to Latin America compared to the three months ended September 30, 2005.

Net Income increased $169 million for the nine months ended September 30, 2006, as compared to the same period in the prior year. The decrease in Net Interest Income of $296 million and the increase in Noninterest income of $721 million was primarily driven by the same factors as described in the three month discussion above. The Provision for Credit Losses was $6 million compared to negative $228 million for the same period in the prior year. The change in the Provision for Credit Losses was primarily due to the absence of the benefit received in 2005 from reduced exposures in Latin America. Noninterest Expense decreased $65 million for the nine months ended September 30, 2006, as compared to the same periods in the prior year. The decrease was driven primarily by lower litigation related expenses as compared to the nine months ended September 30, 2005.

During October 2005, we announced an agreement to sell our asset management business in Mexico with $1.8 billion of assets under management to Grupo Financiero Santander Serfin (Santander). The sale will be completed in 2006.

During December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Limited for the sale of our assets and liabilities in Argentina. Closing is subject to obtaining all necessary regulatory approvals and is expected to be completed in 2006 or early 2007.

In August 2006, we entered into an agreement with CCB to sell Bank of America (Asia) Ltd., our retail and commercial banking franchise in Hong Kong, for total consideration of approximately $1.25 billion. Closing is subject to regulatory approval.

Also during August, 2006, we announced a definitive agreement to sell our operations in Chile and Uruguay for stock in Banco Itau and other consideration for approximately $615 million. Each closing is subject to regulatory approval and is expected to be completed in 2006 of early 2007.

Global Wealth and Investment Management

(Dollars in millions)	Three Months Ended September 30, 2006
	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$943	$242	$(13)	$490	$224
Noninterest income
Investment and brokerage services	843	248	374	183	38
All other income	82	11	16	31	24
Total noninterest income	925	259	390	214	62
Total revenue (1)	1,868	501	377	704	286

Provision for credit losses	(1)	(4)	—	3	—
Noninterest expense	992	342	250	340	60
Income before income taxes (1)	877	163	127	361	226
Income tax expense	324	60	47	133	84
Net income	$553	$103	$80	$228	$142

Shareholder value added	$291	$42	$43	$124	$82
Net interest yield (1)	3.22%	3.07%	n/m	4.12%	n/m
Return on average equity	21.68	17.51	19.00%	23.36	n/m
Efficiency ratio (1)	53.12	68.16	66.64	48.30	n/m
Period end—total assets (2)	$125,247	$32,648	$2,980	$51,828	n/m

	Three Months Ended September 30, 2005
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$937	$252	$(2)	$444	$243
Noninterest income
Investment and brokerage services	793	252	330	176	35
All other income	89	15	10	40	24
Total noninterest income	882	267	340	216	59
Total revenue (1)	1,819	519	338	660	302

Provision for credit losses	(1)	(5)	—	6	(2)
Noninterest expense	924	302	221	329	72
Income before income taxes (1)	896	222	117	325	232
Income tax expense	328	80	42	117	89
Net income	$568	$142	$75	$208	$143

Shareholder value added	$310	$90	$35	$124	$61
Net interest yield (1)	3.10%	3.32%	n/m	3.15%	n/m
Return on average equity	22.51	27.16	16.88%	26.29	n/m
Efficiency ratio (1)	50.79	58.37	65.69	49.85	n/m
Period end—total assets (2)	$125,684	$30,999	$2,928	$56,992	n/m

(1)	Fully taxable-equivalent basis

(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Wealth and Investment Management

(Dollars in millions)	Nine Months Ended September 30, 2006
	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$2,910	$746	$(34)	$1,509	$689
Noninterest income
Investment and brokerage services	2,546	768	1,115	550	113
All other income	335	72	38	91	134
Total noninterest income	2,881	840	1,153	641	247
Total revenue (1)	5,791	1,586	1,119	2,150	936

Provision for credit losses	(42)	(52)	—	10	—
Noninterest expense	2,975	948	733	1,012	282
Income before income taxes (1)	2,858	690	386	1,128	654
Income tax expense	1,057	255	143	417	242
Net income	$1,801	$435	$243	$711	$412

Shareholder value added	$1,009	$255	$139	$433	$182
Net interest yield (1)	3.34%	3.23%	n/m	4.13%	n/m
Return on average equity	23.34	24.66	20.06%	27.10	n/m
Efficiency ratio (1)	51.37	59.72	65.56	47.07	n/m
Period end—total assets (2)	$125,247	$32,648	$2,980	$51,828	n/m

	Nine Months Ended September 30, 2005
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$2,814	$748	$7	$1,227	$832
Noninterest income
Investment and brokerage services	2,348	781	965	502	100
All other income	259	48	23	112	76
Total noninterest income	2,607	829	988	614	176
Total revenue (1)	5,421	1,577	995	1,841	1,008

Provision for credit losses	(8)	(20)	—	14	(2)
Noninterest expense	2,763	918	669	956	220
Income before income taxes (1)	2,666	679	326	871	790
Income tax expense	959	244	117	314	284
Net income	$1,707	$435	$209	$557	$506

Shareholder value added	$938	$268	$97	$307	$266
Net interest yield (1)	3.13%	3.36%	n/m	2.93%	n/m
Return on average equity	22.68	26.06	16.27%	23.54	n/m
Efficiency ratio (1)	50.97	58.21	67.24	51.93	n/m
Period end—total assets (2)	$125,684	$30,999	$2,928	$56,992	n/m

(1)	Fully taxable-equivalent basis

(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Average
Total loans and leases	$62,271	$55,260	$60,496	$53,063
Total earning assets (1)	116,124	119,974	116,490	120,304
Total assets (1)	123,796	127,805	124,234	128,095
Total deposits	113,529	118,135	113,906	118,174
Allocated equity	10,115	10,014	10,316	10,059

	September 30
	2006	2005
Period end
Total loans and leases	$63,301	$56,147
Total earning assets (1)	117,258	117,613
Total assets (1)	125,247	125,684
Total deposits	114,721	116,364

(1)	Total earning assets and Total Assets include asset allocations to match liabilities (i.e., deposits).

Global Wealth and Investment Management provides a wide offering of customized banking and investment services tailored to meet the changing wealth management goals of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: The Private Bank, Columbia Management (Columbia), and Premier Banking and Investments (PB&I). In addition, ALM/Other includes the impact of Banc of America Specialist, the results of ALM activities and the impact of migrating qualifying affluent customers from Global Consumer and Small Business Banking to our PB&I customer service model.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income decreased $15 million, or three percent, mostly due to higher Noninterest Expense partially offset by higher Total Revenue. Total Revenue increased $49 million, or three percent, due to increases in both Noninterest Income and Net Interest Income.

Net Interest Income increased $6 million, or one percent, due to increases in deposit spreads and higher Average Loans and Leases, offset by a decline in ALM activity and loan spread compression. Global Wealth and Investment Management also benefited from the migration of deposits from Global Consumer and Small Business Banking.

Noninterest Income increased $43 million, or five percent, primarily due to an increase in Investment and Brokerage Services driven by record levels of assets under management.

Noninterest Expense increased $68 million, or seven percent, primarily due to increases in Personnel Expense driven by the PB&I expansion of Client Managers and employee incentive plans.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income increased $94 million, or six percent, due to higher Total Revenue and a credit loss recovery, partially offset by higher Noninterest Expense. Net Interest Income increased $96 million, or three percent, and Noninterest Income increased $274 million, or 11 percent. Noninterest Income also benefited from equity gains of $75 million for the nine months ended September 30, 2006. Noninterest expense increased $212 million, or eight percent. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Provision for Credit Losses decreased $34 million due to a credit loss recovery of approximately $50 million in 2006.

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

Assets under management increased $34.7 billion, or seven percent, to $517.1 billion, which was driven by net inflows in both money market and equity funds as well as favorable market action.

Client Assets

(Dollars in billions)	September 30, 2006	December 31, 2005
Assets under management	$517.1	$482.4
Client brokerage assets	175.9	161.7
Assets in custody	93.1	94.2
Less: Client brokerage assets and assets in custody included in assets under management	(36.8)	(29.8)
Total net client assets	$749.3	$708.5

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

Net Income decreased $39 million, or 27 percent, for the three months ended September 30, 2006, compared to the same period in the prior year. The decrease in Net Income was primarily due to a decrease in Total Revenue of $18 million, or three percent, driven by both lower Net Interest Income and Noninterest Income and an increase in Noninterest Expense of $40 million, or 13 percent. The decrease in Net Interest Income was due to spread compression in the loan portfolio partially offset by an increase in Average Loans and Leases. Noninterest Expense increased primarily due to higher personnel cost.

Net Income was unchanged for the nine months ended September 30, 2006 as a result of an increase in Total Revenue of $9 million being partially offset by an increase in Noninterest Expense of $30 million, compared to the same period in the prior year. These period over period changes were primarily driven by the same factors as described in the three month discussion above. Noninterest Income also benefited from equity gains of $25 million for the nine months ended September 30, 2006.

In addition, Provision for Credit Losses decreased $32 million due to a credit loss recovery of approximately $50 million for the nine months ended September 30, 2006.

Columbia

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management services, including mutual funds, liquidity strategies and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products, including equities, fixed income (taxable and non-taxable) and money market (taxable and non-taxable) funds. Columbia distributes its products and services directly to institutional clients, and distributes to individuals through The Private Bank, Family Wealth Advisors, PB&I, and nonproprietary channels including other brokerage firms.

Net Income increased $5 million, or seven percent, and $34 million, or 16 percent, for the three and nine months ended September 30, 2006, compared to the same periods in the prior year. The increase in Net Income was primarily a result of an increase in Investment and Brokerage Service Fees of $44 million, or 13 percent, and $150 million, or 16 percent, for the three and nine months ended September 30, 2006, compared to the same periods in the prior year. This increase is due to higher assets under management driven by net inflows in money market and equity funds and favorable market action. Noninterest Expense increased $29 million, or 13 percent, and $64 million, or 10 percent, for the three and nine months ended September 30, 2006, compared to the same periods in the prior year primarily due to Personnel Expense including revenue-based compensation and other operating costs.

Premier Banking and Investments (PB&I)

Premier Banking and Investments includes Banc of America Investments (BAI), our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 4,000 client advisors to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $500,000 or at least $100,000 of investable assets. BAI is the third largest bank-owned brokerage company in the U.S. with $180.0 billion in client assets.

Net Income increased $20 million, or 10 percent, and $154 million, or 28 percent, for the three and nine months ended September 30, 2006, compared to the same periods in the prior year, primarily due to an increase in Net Interest Income. The increase in Net Interest Income of $46 million, or 10 percent, and $282 million, or 23 percent, for the three and nine months ended September 30, 2006, was primarily driven by higher deposit spreads partially offset by lower average deposit balances. Net Interest Income also benefited from higher average loans and leases, mainly residential mortgages and home equity. Deposit spreads increased 4 bps to 2.30 percent, and 9 bps to 2.24 percent, for the three and nine months ended September 30, 2006, compared to the same periods in the prior year, as we effectively managed pricing in a rising interest rate environment.

The increase in Noninterest Income of $27 million, or four percent, for the nine months ended September 30, 2006, was primarily driven by higher Investment and Brokerage Services. Noninterest Expense increased $56 million, or six percent, for the nine months ended September 30, 2006, primarily due to increases in Personnel Expense driven by the PB&I expansion of Client Managers and employee incentive plans.

ALM/Other

We migrate qualifying affluent customers, and their related deposit balances and associated Net Interest Income from the Global Consumer and Small Business Banking segment to our PB&I customer service model. To provide a view of organic growth in PB&I, we allocate the original migrated deposit balances, including attrition, as well as the corresponding Net Interest Income at original spreads from PB&I to ALM/Other. Management believes that the resulting PB&I business approximates an organic, incremental view of the business.

Net Income decreased $1 million, or one percent, and $94 million, or 19 percent, for the three and nine months ended September 30, 2006, compared to the same periods in the prior year. The decrease in Net Income was primarily due to a decrease in Net Interest Income partially offset by an increase in Noninterest Income. Net Interest Income decreased $19 million and $143 million for the three and nine months ended September 30, 2006, compared to the same periods in the prior year, driven by a reduction from ALM activities due to a flattening yield curve, partially offset by higher Net Interest Income on deposits due to migration of certain banking relationships from Global Consumer and Small Business Banking. The total cumulative average impact of migrated balances was $49.2 billion and $47.8 billion for the three and nine months ended September 30, 2006, compared to $41.5 billion $37.7 billion for the same periods in 2005. Noninterest Income benefited from $50 million in equity gains for the nine months ended September 30, 2006.

All Other

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Net interest income (1)	$65	$9	$93	$(296)
Noninterest income
Equity investment gains	687	640	1,835	1,471
All other income	(117)	(674)	(648)	(405)
Total noninterest income	570	(34)	1,187	1,066
Total revenue (1)	635	(25)	1,280	770
Provision for credit losses	—	41	(40)	37
Gains (losses) on sales of debt securities	(483)	13	(497)	847
Merger and restructuring charges (2)	269	120	561	353
All other noninterest expense	(93)	132	58	240
Income before income taxes (1)	(24)	(305)	204	987
Income tax expense (benefit)	(76)	(185)	(7)	169
Net income	$52	$(120)	$211	$818
Shareholder value added	$(215)	$(614)	$(483)	$(507)

(1)	Fully taxable-equivalent basis

(2)	For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

Included in All Other are our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, and Corporate and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. Corporate Investments primarily includes investments in publicly traded equity securities and funds and are accounted for as available-for-sale (AFS) securities and recorded in Other Assets on the Consolidated Balance Sheet. Strategic Investments includes the Corporation’s strategic investments in CCB, Santander and Banco Itau. The $1.9 billion equity investment in Banco Itau was recorded in Corporate and Strategic Investments and the resulting $720 million gain (pre-tax) was recorded within Global Corporate and Investment Banking. Income associated with Equity Investments is recorded in Equity Investment Gains and includes gains (losses) on sales of these investments, dividends, and Principal Investing’s fair value adjustments of its investments.

The following table presents the components of All Other’s Equity Investment Gains and a reconciliation to the total consolidated Equity Investment Gains for the three and nine months ended September 30, 2006 and 2005.

Components of Equity Investment Gains

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Principal Investing	$604	$550	$1,347	$1,096
Corporate and Strategic Investments	83	90	488	375
Total All Other equity investment gains	687	640	1,835	1,471
Other equity investment gains (1)	18	73	287	220
Total consolidated equity investment gains	$705	$713	$2,122	$1,691

(1)	Other equity investment gains include results from activities within the three business segments.

The Other component of All Other includes the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities. The objective of the funds transfer pricing allocation methodology is to neutralize the businesses from changes in interest rate and foreign exchange fluctuations. Accordingly, for segment reporting purposes, the businesses receive the neutralizing benefit to Net Interest Income related to the economic hedges previously mentioned, with the offset recorded in Other. Other also includes FTE adjustments, through Noninterest Income and Income Tax Expense (Benefit), that impact the effective tax rate. See Note 14 of the Consolidated Financial Statements for information associated with the FTE adjustments relating to Net Interest Income.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Income increased $172 million to $52 million driven primarily by an increase in other income and a decrease in other noninterest expense which was partially offset by a decrease in Gains (Losses) on Sales of Debt Securities and an increase in Merger and Restructuring Charges. The increase in other income of $557 million was primarily the result of 2005 being negatively affected by the change in the value of derivatives of $(418) million used as economic hedges that did not qualify for SFAS 133 hedge accounting treatment and a $65 million gain on the sale of property that occurred in 2006. Gains (Losses) on Sales of Debt Securities decreased $496 million primarily due to a loss on the sale of mortgage-backed securities which was driven by an overall strategic shift in our balance sheet strategy to hold a lower level of investments in securities relative to loans (see “Interest Rate Risk Management—Securities” on page 99 for further discussion). Merger and Restructuring Charges increased $149 million due to the MBNA merger. See Note 2 of the Consolidated Financial Statements for further information associated with the MBNA merger. Other noninterest expense declined $225 million due to decreases in general operating expenses.

Income Tax Expense (Benefit) was $(76) million in 2006 as compared to $(185) million in 2005. The decrease in the tax benefit was driven by a lower pre-tax loss, as well as higher effective tax expense, resulting from the prior implications of purchase accounting associated with certain FleetBoston leveraged leases which were sold during the quarter. The gain on the leverage lease sales was recorded in Global Corporate Investment Banking, and the impact of the high effective tax expense was allocated as a FTE charge to Noninterest Income. All Other includes an offset to this FTE impact.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Income decreased $607 million, or 74 percent, primarily due to a decrease of $1.3 billion in Gains (Losses) on Sales of Debt Securities and an increase of $208 million in Merger and Restructuring Charges which was partially offset by increases in Net Interest Income of $389 million, Equity Investment Gains of $364 million and decreases in all other noninterest expense of $182 million. The increase in Equity Investment Gains was largely driven by an increase in Principal Investing of $251 million due to favorable market conditions and increased liquidity in the markets. The decrease in Gains (Losses) on Sales of Debt Securities was primarily driven by a loss on the sale of mortgage-backed securities described in the three month discussion above combined with the impact of gains recorded on the sales of mortgage-backed securities in 2005. The increase in Merger and Restructuring Charges and decrease in all other noninterest expense was driven by the same factors as described in the three month discussion above.

Income Tax Expense (Benefit) was $(7) million in 2006 compared to $169 million in 2005. This change was driven by the decrease in pre-tax income, partially offset by a $175 million cumulative tax charge in 2006 resulting from the change in tax legislation relating to the extraterritorial income and foreign sales corporation regimes.

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

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At September 30, 2006 and December 31, 2005, we had off-balance sheet liquidity commitments and SBLCs to these entities of $30.9 billion and $25.9 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 10. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $67 million and $52 million for the nine months ended September 30, 2006 and 2005.

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

We may provide liquidity, SBLCs or similar loss protection commitments to these entities, or we may enter into derivatives with these entities in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At September 30, 2006 and December 31, 2005, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to these entities of $7.4 billion and $7.1 billion, for which we received fees of $8 million and $7 million for the nine months ended September 30, 2006 and 2005. Substantially all of these commitments mature within one year and are included in Table 10. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements.

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

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At September 30, 2006, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.6 billion (related outstandings of $255 million) were not included in credit card line commitments in the table below.

Table 10

Credit Extension Commitments

	September 30, 2006
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments (1)	$145,819	$178,137	$323,956
Home equity lines of credit	1,800	92,386	94,186
Standby letters of credit and financial guarantees	30,419	19,121	49,540
Commercial letters of credit	4,753	592	5,345
Legally binding commitments	182,791	290,236	473,027
Credit card lines (2)	831,790	12,521	844,311
Total	$1,014,581	$302,757	$1,317,338

(1)	Included at September 30, 2006, are equity commitments of $1.6 billion related to obligations to further fund Principal Investing equity investments.

(2)	As part of the MBNA merger, on January 1, 2006, the Corporation acquired $588.4 billion of unused credit card lines.

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

Strategic Risk Management

The Board provides oversight for strategic risk through the CEO and the Finance Committee. We use an integrated business planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources. The process begins with an assessment that creates a plan for the Corporation, setting the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s direction. Tactics and metrics are monitored to ensure adherence to the plans. As part of this monitoring, business units must perform periodic self-assessments further described in the Operational Risk Management section beginning on page 103. This assessment looks at changing market and business conditions, and the overall risk in meeting objectives. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and self-assessments.

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

One ratio used to monitor the stability of our funding composition is the “loan to domestic deposit” (LTD) ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic customer deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic customer deposits. The ratio was 116 percent at September 30, 2006 compared to 102 percent at December 31, 2005. The increase was primarily attributable to the acquisition of MBNA, organic growth in the loan and lease portfolio, and a strategic shift to retain a larger share of mortgage production on the Corporation’s balance sheet.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. As of September 30, 2006, “Time to Required Funding” was 22 months compared to 29 months at December 31, 2005. The reduction reflects the pre-funding of the $5.2 billion cash payment related to the MBNA acquisition combined with an increase in share repurchases.

We originate loans for retention on our balance sheet and for distribution. As part of our “originate to distribute” strategy, commercial loan originations are distributed through syndication structures, and residential mortgages originated by Mortgage and Home Equity are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of market conditions. During the three months ended September 30, 2006, the Corporation made a strategic shift in its balance sheet composition strategy. As part of this strategic shift, management targeted a reduction of mortgage-backed securities of approximately $100 billion over the next couple of years in order to achieve a balance sheet composition that would be consistent with management’s revised risk-reward profile. This will reduce the Corporation’s concentration in mortgage-backed securities and provide for a future balance sheet composition more heavily concentrated in loans. See “Interest Rate Risk Management – Securities” beginning on page 99 for further discussion.

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 11 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., FIA Card Services, N.A., and Bank of America, N.A. (USA) at September 30, 2006 and December 31, 2005. Effective June 10, 2006, MBNA America Bank, N.A. was renamed FIA Card Services, N.A. Additionally, on October 20, 2006, Bank of America, N.A. (USA) merged into FIA Card Services, N.A.

Table 11

Regulatory Capital

	September 30, 2006			December 31, 2005
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.48%	$88,085	$41,571	8.25%	$74,375	$36,059
Bank of America, N.A.	9.05	76,360	33,744	8.70	69,547	31,987
FIA Card Services, N.A. (2)	22.03	14,217	2,582	—	—	—
Bank of America, N.A. (USA)	10.92	6,370	2,333	8.66	5,567	2,570
Total
Bank of America Corporation	11.46	119,074	83,143	11.08	99,901	72,118
Bank of America, N.A.	11.04	93,106	67,487	10.73	85,773	63,973
FIA Card Services, N.A. (2)	25.42	16,409	5,164	—	—	—
Bank of America, N.A. (USA)	13.87	8,090	4,666	11.46	7,361	5,140
Tier 1 Leverage
Bank of America Corporation	6.16	88,085	42,882	5.91	74,375	37,732
Bank of America, N.A.	6.65	76,360	34,425	6.69	69,547	31,192
FIA Card Services, N.A. (2)	23.21	14,217	1,838	—	—	—
Bank of America, N.A. (USA)	11.43	6,370	1,672	9.37	5,567	1,783

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	FIA Card Services, N.A. is presented for periods subsequent to December 31, 2005.

Basel II

On September 25, 2006, the Agencies officially published several documents providing updates to the Basel II Risk-Based Capital Standards for the United States as well as new Regulatory Reporting Requirements related to these Risk-Based Capital Standards for review and comment by U.S.-based banks and trade associations. With the publication, a 120 day public comment period began, providing an opportunity to submit comments for consideration to the Agencies. The Agencies consist of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision, collectively with the Federal Reserve.

These documents included previously published regulations and guidance as well as revised Market Risk rules and a proposal including several new regulatory reporting templates. These Capital Standards are expected to be finalized in 2007.

We continue our execution efforts to ensure preparedness with Basel II requirements. Our goal is to achieve full compliance by the start of the domestic parallel processing in 2008. Further, we anticipate being ready for all international reporting requirements that occur before this time. We continue to interact regularly with regulators in this process.

Dividends

On October 25, 2006, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on December 22, 2006 to common shareholders of record on December 1, 2006. On July 26, 2006, the Board increased the quarterly cash dividend on common stock 12 percent from $0.50 to 0.56 per share.

Common Share Repurchases

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 231 million shares of common stock for the nine months ended September 30, 2006, which more than offset the 98.3 million shares issued under employee stock plans. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 18 months. As of September 30, 2006, 123.2 million shares remained outstanding under the 2006 authorized plan. For additional information on common share repurchases, see Note 11 of the Consolidated Financial Statements.

Preferred Stock

In November 2006, the Corporation issued 74,000 shares, or $1.9 billion, of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) with a par value of $0.01 per share. An option to purchase up to an additional 11,100 shares of Series E Preferred Stock, at a purchase price of $25,000 per share, has been granted to the underwriters. Ownership is held in the form of depositary shares, each representing a 1/1,000 interest in a share of Series E Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series E Preferred Stock at an annual rate equal to the greater of (a) three-month London InterBank Offered Rates (LIBOR) plus 0.35 percent and (b) 4.00 percent, payable quarterly in arrears. On any dividend date on or after November 15, 2011, the Corporation may redeem Series E Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends. Series E Preferred Stock shares are not subject to the operations of a sinking fund, have no participation rights and are not convertible. The holders of Series E Preferred Stock have no general voting rights. If any quarterly dividend payable on the Series E Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not) the holders of the Series E Preferred Stock and any other class or series of preferred stock ranking equally with the Series E Preferred Stock as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on the Series E Preferred Stock for at least four quarterly dividend periods following the dividend arrearage.

During October 2006, the Board declared a $0.38775 regular cash dividend on the 6.204% Non-Cumulative Preferred Stock, Series D (Series D Preferred Stock). The dividend is payable December 14, 2006, to shareholders of record on November 30, 2006.

In September 2006, the Corporation authorized 34,500 shares and issued 33,000 shares, or $825 million, of Series D Preferred Stock with a par value of $0.01 per share. Ownership is held in the form of depositary shares, each representing a 1/1,000 interest in a share of Series D Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series D Preferred Stock at an annual rate of 6.204 percent. On any dividend date on or after September 14, 2011, the Corporation may redeem Series D Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends. Series D Preferred Stock shares are not subject to the operation of a sinking fund, have no participation rights and are not convertible. The holders of Series D Preferred Stock have no general voting rights. If any quarterly dividend payable on the Series D Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders of the preferred stock and any other class or series of preferred stock ranking equally with the Series D Preferred Stock as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on the Series D Preferred Stock for at least four quarterly dividend periods following the dividend arrearage.

During July 2006, the Corporation redeemed its 6.75% Perpetual Preferred Stock with a stated value of $250 per share. The 382,450 shares, or $96 million, outstanding of preferred stock were redeemed at the stated value of $250 per share, plus accrued and unpaid dividends.

Also during July 2006, the Corporation redeemed its Fixed/Adjustable Rate Cumulative Preferred Stock with a stated value of $250 per share. The 700,000 shares, or $175 million, outstanding of preferred stock were redeemed at the stated value of $250 per share, plus accrued and unpaid dividends.

For additional information on the issuance and redemption of preferred stock, see Note 11 of the Consolidated Financial Statements.

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

For credit risk purposes, we evaluate our Card Services operations on both a held and managed basis (a non-GAAP measure). Managed basis treats securitized loan receivables as if they were still on the balance sheet. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. For additional discussion of credit quality statistics of both held and managed loans, refer to the Card Services discussion beginning on page 55. For additional information on securitizations, refer to Note 8 of the Consolidated Financial Statements.

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

Table 12 presents outstanding consumer loans and leases at September 30, 2006 and December 31, 2005.

Table 12

Outstanding Consumer Loans and Leases

	September 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$218,918	50.4%	$182,596	51.3%
Credit card—domestic	60,130	13.9	58,548	16.5
Credit card—foreign	9,937	2.3	—	—
Home equity lines	71,577	16.5	62,098	17.5
Direct/Indirect consumer (1)	62,985	14.5	45,490	12.8
Other consumer (2)	10,468	2.4	6,725	1.9
Total consumer loans and leases	$434,015	100.0%	$355,457	100.0%

(1)	Includes home equity loans of $10.6 billion and $8.1 billion at September 30, 2006 and December 31, 2005.

(2)	Includes foreign consumer of $7.6 billion and $3.8 billion, and consumer finance of $2.9 billion and $2.8 billion at September 30, 2006 and December 31, 2005.

Concentrations of Consumer Credit Risk

Our consumer credit risk is diversified both geographically and through our various product offerings. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases.

From time to time, we purchase credit protection on certain portions of our consumer portfolio. This protection is designed to enhance our overall risk management strategy. At September 30, 2006 and December 31, 2005, we had mitigated a portion of our credit risk on approximately $137.3 billion and $110.4 billion of residential mortgage and indirect automobile loans through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At September 30, 2006 and December 31, 2005, these transactions had the cumulative effect of reducing our risk-weighted assets by $37.4 billion and $30.6 billion, and resulted in increases of 30 bps and 28 bps in our Tier 1 Capital ratio at September 30, 2006 and December 31, 2005.

Consumer Portfolio Credit Quality Performance

Overall, consumer credit quality remained stable in the first nine months of 2006 as performance was favorably impacted by lower bankruptcy-related charge-offs.

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

Table 13 presents consumer net charge-offs and net charge-off ratios on the held portfolio during the three and nine months ended September 30, 2006 and 2005.

Table 13

Consumer Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$6	0.01%	$7	0.02%	$30	0.02%	$22	0.02%
Credit card—domestic	853	5.42	772	5.55	2,210	4.53	2,286	5.76
Credit card—foreign	70	2.94	—	—	146	2.24	—	—
Home equity lines	11	0.06	9	0.06	32	0.06	24	0.06
Direct/Indirect consumer	152	0.99	60	0.50	334	0.77	167	0.50
Other consumer	85	3.03	58	3.42	202	2.52	157	3.00
Total consumer	$1,177	1.07%	$906	1.06%	$2,954	0.96%	$2,656	1.07%

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding consumer loans and leases during the period for each loan category.

As presented in Table 13, consumer net charge-offs from on-balance sheet loans increased $271 million to $1.2 billion, and $298 million to $3.0 billion for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in consumer net charge-offs for both periods was primarily driven by the addition of the MBNA portfolio. The three month comparison was also impacted by changes made in 2005 in credit card minimum payment requirements which resulted in 2006 net charge-offs. The increase in the nine month comparison was partially offset by a decrease in credit card – domestic net charge-offs. See below for a discussion of the impact of SOP 03-3 on the MBNA portfolio.

Net charge-offs for the held credit card – domestic portfolio increased $81 million to $853 million, or 5.42 percent of total average held credit card – domestic loans for the three months ended September 30, 2006 compared to 5.55 percent for the same period in 2005. This increase was driven by changes made in 2005 in credit card minimum payment requirements which resulted in 2006 net charge-offs, new advances on accounts for which previous loan balances were sold to the securitization trusts, the addition of the MBNA portfolio and seasoning of the portfolio. These increases were partially offset by a decrease in bankruptcy-related net charge-offs. Net charge-offs for the held credit card – domestic portfolio decreased $76 million to $2.2 billion, or 4.53 percent of total average held credit card – domestic loans for the nine months ended September 30, 2006 compared to 5.76 percent for the same period in 2005. This decrease was primarily driven by lower bankruptcy-related net charge-offs partially offset by new advances on accounts for which previous loan balances were sold to the securitization trusts, the addition of the MBNA portfolio and seasoning of the portfolio.

Net losses for the managed credit card – domestic portfolio increased $614 million to $1.5 billion, or 4.23 percent of total average managed credit card – domestic loans for the three months ended September 30, 2006 compared to 5.74 percent of total average managed credit card – domestic loans for the three months ended September 30, 2005. Net losses for the managed credit card – domestic portfolio increased $1.1 billion to $3.8 billion, or 3.65 percent of total average managed credit card – domestic loans for the nine months ended September 30, 2006 compared to 6.04 percent of total average managed credit card – domestic loans for the nine months ended September 30, 2005. Managed losses were primarily higher due to the addition of the MBNA portfolio and seasoning of the portfolio, partially offset by lower bankruptcy-related net losses. The 151 bps and 239 bps decreases in the managed credit card – domestic portfolio net loss ratio for the three and nine months ended September 30, 2006 were driven by the beneficial impact of MBNA and lower net losses resulting from bankruptcy reform. The three month comparison was also impacted by losses in 2006 related to changes made in 2005 for credit card minimum payment requirements.

Net charge-offs for the held credit card – foreign portfolio were $70 million, or 2.94 percent, and $146 million, or 2.24 percent for the three and nine months ended September 30, 2006. Net losses for the managed credit card – foreign portfolio were $270 million, or 4.17 percent, and $690 million, or 3.82 percent, of total average managed credit card – foreign loans for the three and nine months ended September 30, 2006. These net charge-offs and net losses relate to the addition of the MBNA portfolio.

Table 14

Credit Card Net Charge-offs/Losses and Net Charge-off/Loss Ratios

	Three Months Ended September 30
	2006				2005
	Held Basis		Managed Basis		Held Basis		Managed Basis
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net Charge-offs/Losses
Credit card—domestic	$853	5.42%	$1,478	4.23%	$772	5.55%	$864	5.74%
Credit card— foreign	70	2.94	270	4.17	—	—	—	—
Average Balances
Credit card—domestic	62,508		138,545		55,271		59,762
Credit card—foreign	9,455		25,593		—		—

	Nine Months Ended September 30
	2006				2005
	Held Basis		Managed Basis		Held Basis		Managed Basis
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net Charge-offs/Losses
Credit card—domestic	$2,210	4.53%	$3,778	3.65%	$2,286	5.76%	$2,658	6.04%
Credit card—foreign	146	2.24	690	3.82	—	—	—	—
Average Balances
Credit card—domestic	65,198		138,402		53,033		58,821
Credit card—foreign	8,725		24,136		—		—

SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the SOP (categories of loans for which it is probable, at the time of acquisition, that all amounts due according to the contractual terms of the loan agreement will not be collected). The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

In accordance with SOP 03-3, certain acquired loans of MBNA that were considered impaired were written down to fair value at the acquisition date. Therefore, reported charge-offs and managed losses were lower since these impaired loans that would have been charged off during the period were reduced to fair value as of the acquisition date. SOP 03-3 did not impact the securitized loan portfolio.

Consumer net charge-offs and net charge-off ratios as reported and excluding the impact of SOP 03-3 for the three and nine months ended September 30, 2006 are presented below. Management believes that excluding the impact of SOP 03-3 from the net charge-offs and the net charge-off ratios provides a more accurate reflection of portfolio credit quality.

Table 15

Consumer Net Charge-offs and Net Charge-off Ratios (Excluding the Impact of SOP 03-3) (1)

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	As Reported		Excluding Impact		As Reported		Excluding Impact
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$6	0.01%	$6	0.01%	$30	0.02%	$30	0.02%
Credit card—domestic	853	5.42	863	5.48	2,210	4.53	2,298	4.71
Credit card—foreign	70	2.94	75	3.13	146	2.24	195	2.98
Home equity lines	11	0.06	11	0.06	32	0.06	32	0.06
Direct/Indirect consumer	152	0.99	157	1.02	334	0.77	406	0.94
Other consumer	85	3.03	91	3.22	202	2.52	239	2.98

Total consumer	$1,177	1.07%	$1,203	1.09%	$2,954	0.96%	$3,200	1.04%

(1)

This table presents a non-GAAP financial measure. Net charge-offs exclude the impact of SOP 03-3 which decreased net charge-offs on credit card— domestic $10 million and $88 million, credit card—foreign $5 million and $49 million, direct/indirect consumer $5 million and $72 million, and other consumer $6 million and $37 million for the three and nine months ended September 30, 2006. The impact of SOP 03-3 on average outstanding consumer loans and leases for the three and nine months ended September 30, 2006 was not material.

As presented in Table 16, nonperforming consumer assets increased $111 million to $957 million at September 30, 2006 from December 31, 2005. Nonperforming consumer loans and leases were $897 million at September 30, 2006 compared to $785 million at December 31, 2005, representing 0.21 percent and 0.22 percent of outstanding consumer loans and leases. Nonperforming home equity lines increased $58 million due to growth and seasoning of the portfolio.

Table 16

Nonperforming Consumer Assets

(Dollars in millions)	September 30 2006	December 31 2005
Nonperforming consumer loans and leases
Residential mortgage	$599	$570
Home equity lines	175	117
Direct/Indirect consumer	37	37
Other consumer	86	61
Total nonperforming consumer loans and leases	897	785
Consumer foreclosed properties	60	61
Total nonperforming consumer assets (1)	$957	$846
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.21%	0.22%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.22	0.24

(1)	Balances do not include $28 million and $24 million of nonperforming consumer loans held-for-sale, included in Other Assets at September 30, 2006 and December 31, 2005.

Table 17 presents the additions and reductions to nonperforming assets in the consumer portfolio during the most recent five quarters.

Table 17

Nonperforming Consumer Assets Activity

(Dollars in millions)	Third Quarter 2006	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005
Nonperforming loans and leases
Balance, beginning of period	$805	$785	$785	$688	$678
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	394	314	274	354	256
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(61)	(35)	(7)	(33)	(52)
Sales	(27)	(33)	(31)	(35)	(25)
Returns to performing status (1)	(163)	(173)	(183)	(141)	(120)
Charge-offs (2)	(33)	(41)	(33)	(27)	(29)
Transfers to foreclosed properties	(18)	(12)	(20)	(17)	(20)
Transfers to loans held-for-sale	—	—	—	(4)	—
Total net additions to nonperforming loans and leases	92	20	—	97	10
Total nonperforming loans and leases, end of period	897	805	785	785	688
Foreclosed properties
Balance, beginning of period	47	62	61	63	62
Additions to foreclosed properties:
New foreclosed properties	49	31	40	34	35
Reductions in foreclosed properties:
Sales	(10)	(32)	(31)	(29)	(28)
Writedowns	(26)	(14)	(8)	(7)	(6)
Total net additions to (reductions in) foreclosed properties	13	(15)	1	(2)	1
Total foreclosed properties, end of period	60	47	62	61	63
Nonperforming consumer assets, end of period	$957	$852	$847	$846	$751

(1)	Consumer loans and leases are generally returned to performing status when principal or interest is less than 90 days past due.

(2)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans are not included.

On-balance sheet consumer loans and leases 90 days or more past due and still accruing interest totaled $2.5 billion at September 30, 2006, and were up $1.2 billion from December 31, 2005. Included in this balance at September 30, 2006 were $111 million of residential mortgage loans related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In addition, included in loans held-for-sale at December 31, 2005 were $161 million of government-guaranteed GNMA residential mortgage loans 90 days or more past due and still accruing interest. There were no such balances at September 30, 2006. The increase in total consumer loans and leases 90 days or more past due and still accruing interest from December 31, 2005 was primarily driven by an increase of $659 million in credit card—domestic due to seasoning of the portfolio, adoption of MBNA collection practices that have historically led to higher delinquencies but lower losses, the trend toward more normalized loss levels and the addition of the MBNA portfolio. Other increases in consumer loans and leases 90 days or more past due and accruing interest of $192 million in consumer—direct/indirect and $181 million in credit card—foreign were due to the addition of MBNA.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 41 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 25, 2006.

Table 18 presents outstanding commercial loans and leases at September 30, 2006 and December 31, 2005.

Table 18

Outstanding Commercial Loans and Leases

	September 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial—domestic	$154,578	65.7%	$140,533	64.3%
Commercial real estate (1)	37,121	15.8	35,766	16.4
Commercial lease financing	21,289	9.1	20,705	9.5
Commercial—foreign	22,146	9.4	21,330	9.8
Total commercial loans and leases	$235,134	100.0%	$218,334	100.0%

(1)

Includes domestic commercial real estate loans of $36.4 billion and $35.2 billion, and foreign commercial real estate loans of $768 million and $585 million at September 30, 2006 and December 31, 2005.

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

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Corporate and Investment Banking. Within that group’s Business Lending and Capital Markets and Advisory Services portfolios, we facilitate bridge financing to fund acquisitions and other short-term needs as well as providing syndicated financing for our clients. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches. These concentrations are managed in part through our established “originate to distribute” strategy. In many cases, these offers to finance will not be accepted. If accepted, these highly conditioned commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a binding commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios, an increase in criticized assets and higher potential for loss, until an orderly disposition of the exposure can be made.

In Business Lending within Global Corporate and Investment Banking, concentrations are actively managed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute” and through the utilization of various risk mitigation tools, such as credit derivatives, to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Earnings volatility increases due to accounting asymmetry as we mark-to-market the credit derivatives, as required by SFAS 133. The exposures being hedged, including the funding commitments, are accounted for on an accrual basis. Once funded, these exposures are accounted for at historical cost less an allowance for credit losses or, if held-for-sale, at the lower of cost or market.

At September 30, 2006 and December 31, 2005, we had net notional credit default protection purchased in our credit derivatives portfolio of $9.1 billion and $14.7 billion. The mark-to-market impact from the credit default protection resulted in net losses of $34 million and $172 million for the three and nine months ended September 30, 2006 compared to net losses of $43 million and net gains of $95 million in the comparable periods in 2005. Losses in the three and nine months ended September 30, 2006 primarily reflected the impact of credit spread tightening across most of our hedge positions. Effective January 1, 2006, we record the impact of these credit derivatives that economically hedge the portfolio in Other Income in the Consolidated Statement of Income. Prior to January 1, 2006, the impact was recorded in Trading Account Profits. Prior period amounts have been reclassified to conform to current period presentation. The average Value-at-Risk (VAR) for these credit derivative hedges was $63 million for the twelve months ended September 30, 2006, and $61 million for the twelve months ended September 30, 2005. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $60 million and $59 million for the twelve months ended September 30, 2006 and 2005. Refer to the discussion on page 97 for a description of our VAR calculation for market-based trading portfolio.

Table 19 shows commercial credit exposure by industry in the categories of utilized exposure, unfunded exposure and total committed exposure and includes commercial loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale, and commercial letters of credit. These amounts exclude the impact of our credit hedging activities, which are separately shown in Table 20. As shown in Table 19, our commercial credit exposure is diversified across a broad range of industries. Total commercial credit exposure increased by $39.7 billion, or seven percent to $603.8 billion at September 30, 2006 compared to December 31, 2005. Real estate increased by $5.2 billion, or seven percent, due primarily to high levels of commercial mortgage-backed securities activity in 2006, which is included in assets held-for-sale. Government and public education increased $4.3 billion, or 13 percent, due primarily to increases in exposure to various state and local government entities. The addition of MBNA contributed to growth in a number of industries including individuals and trusts, insurance, and healthcare equipment and services.

Table 19

Commercial Credit Exposure by Industry (1, 2)

	Commercial Utilized		Commercial Unfunded		Total Commercial
(Dollars in millions)	September 30 2006	December 31 2005	September 30 2006	December 31 2005	September 30 2006	December 31 2005
Real estate (3)	$52,791	$47,580	$22,815	$22,793	$75,606	$70,373
Diversified financials	27,074	24,975	40,567	39,098	67,641	64,073
Retailing	28,177	25,189	15,496	16,778	43,673	41,967
Government and public education	21,589	19,041	16,095	14,309	37,684	33,350
Capital goods	16,332	15,337	18,810	17,667	35,142	33,004
Banks	24,607	21,755	10,078	9,056	34,685	30,811
Consumer services	18,421	17,481	12,243	12,014	30,664	29,495
Individuals and trusts	18,720	16,754	10,134	7,594	28,854	24,348
Materials	15,710	16,754	12,131	12,139	27,841	28,893
Healthcare equipment and services	15,245	13,455	11,874	12,039	27,119	25,494
Commercial services and supplies	14,243	13,038	8,118	8,114	22,361	21,152
Food, beverage and tobacco	10,675	11,194	8,946	9,396	19,621	20,590
Energy	9,516	9,061	8,509	8,038	18,025	17,099
Utilities	6,714	5,507	11,007	9,675	17,721	15,182
Transportation	11,142	11,297	5,997	5,683	17,139	16,980
Insurance	6,646	4,745	10,101	9,123	16,747	13,868
Media	6,379	6,701	8,763	8,549	15,142	15,250
Religious and social organizations	7,817	7,426	2,747	2,596	10,564	10,022
Consumer durables and apparel	5,147	5,142	4,367	4,176	9,514	9,318
Telecommunication services	3,577	3,520	5,092	5,673	8,669	9,193
Pharmaceuticals and biotechnology	3,743	1,675	3,588	3,231	7,331	4,906
Technology hardware and equipment	2,820	3,116	4,393	4,055	7,213	7,171
Software and services	2,364	2,573	3,481	3,135	5,845	5,708
Automobiles and components	1,481	1,602	3,683	4,276	5,164	5,878
Food and staples retailing	2,122	2,258	1,960	1,983	4,082	4,241
Household and personal products	672	536	1,375	1,133	2,047	1,669
Semiconductors and semiconductor equipment	1,150	536	554	583	1,704	1,119
Other	5,531	2,503	455	423	5,986	2,926
Total	$340,405	$310,751	$263,379	$253,329	$603,784	$564,080

(1)	December 31, 2005 industry balances have been restated to reflect the realignment of industry codes utilizing Standard & Poor’s industry classifications and internal industry management.

(2)

Derivative Assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $7.8 billion and $9.3 billion at September 30, 2006 and December 31, 2005. Commercial utilized credit exposure at December 31, 2005 has been restated to reflect cash collateral applied to Derivative Assets. In addition to cash collateral, Derivative Assets are also collateralized by $7.7 billion and $7.8 billion of other marketable securities at September 30, 2006 and December 31, 2005 for which the credit risk has not been reduced.

(3)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

Table 20 shows our net credit default protection by industry. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. A negative notional amount indicates a net amount of protection purchased in a particular industry; conversely, a positive notional amount indicates a net amount of protection sold in a particular industry. Credit protection is purchased to cover the funded portion as well as the unfunded portion of credit exposure. Since December 31, 2005, our net credit default swap positions have been reduced by $5.6 billion reflecting our view of the underlying risk in our excess concentrations and our near term outlook on the credit environment.

Table 20

Net Credit Default Protection by Industry (1)

	September 30	December 31
(Dollars in millions)	2006	2005
Telecommunication services	$(1,149)	$(1,205)
Media	(971)	(1,790)
Retailing	(790)	(1,134)
Real estate	(785)	(1,305)
Materials	(649)	(1,119)
Consumer services	(573)	(788)
Automobiles and components	(518)	(679)
Insurance	(508)	(1,493)
Utilities	(450)	(899)
Banks	(415)	(315)
Capital goods	(412)	(741)
Commercial services and supplies	(407)	(472)
Energy	(373)	(589)
Food, beverage and tobacco	(348)	(580)
Healthcare equipment and services	(317)	(709)
Pharmaceuticals and biotechnology	(248)	(470)
Transportation	(222)	(323)
Food and staples retailing	(201)	(324)
Consumer durables and apparel	(190)	(475)
Software and services	(153)	(299)
Diversified financials	(45)	(250)
Semiconductors and semiconductor equipment	(45)	(54)
Government and public education	(30)	—
Technology hardware and equipment	(5)	(402)
Individuals and trusts	3	(30)
Household and personal products	75	75
Other (2)	661	1,677
Total	$(9,065)	$(14,693)

(1)	December 31, 2005 industry balances have been restated to reflect the realignment of industry codes utilizing Standard & Poor’s industry classifications and internal industry management.

(2)

Represents net credit default swaps index positions, including tranched index exposure, which were principally investment grade. Indices are comprised of corporate credit derivatives that trade as an aggregate index value. Generally, they are grouped into portfolios based on specific ratings of credit quality or global geographic location. As of September 30, 2006 and December 31, 2005, CDS index positions were sold to reflect our current view of the credit markets.

Table 21 shows the maturity profile of the net credit default protection portfolio at September 30, 2006 and December 31, 2005.

Table 21

Net Credit Default Protection by Maturity Profile

	September 30 2006	December 31 2005
Less than or equal to one year	2%	—%
Greater than one year and less than or equal to five years	52	65
Greater than five years	46	35
Total	100%	100%

Table 22 shows our net credit default protection portfolio by credit exposure debt rating at September 30, 2006 and December 31, 2005.

Table 22

Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	September 30, 2006		December 31, 2005
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$(13)	0.1%	$(22)	0.2%
AA	(125)	1.4	(523)	3.6
A	(2,699)	29.8	(4,861)	33.1
BBB	(4,946)	54.6	(8,572)	58.2
BB	(1,463)	16.1	(1,792)	12.2
B	(360)	4.0	(424)	2.9
CCC and below	(112)	1.2	(149)	1.0
NR (2)	653	(7.2)	1,650	(11.2)
Total	$(9,065)	100.0%	$(14,693)	100.0%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as negative amounts and the net notional credit protection sold is shown as positive amounts.

(2)

In addition to unrated names, “NR” includes $661 million and $1.7 billion in net credit default swaps index positions at September 30, 2006 and December 31, 2005. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

Table 23

Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30, 2006	December 31, 2005
By Geographic Region (1)
California	$7,716	$7,615
Northeast	6,666	6,337
Southeast	5,426	4,370
Florida	3,923	4,507
Southwest	3,723	3,658
Midwest	2,361	2,595
Northwest	2,103	2,048
Midsouth	1,942	1,485
Other	1,021	873
Geographically diversified (2)	1,472	1,693
Non-U.S.	768	585
Total	$37,121	$35,766
By Property Type
Residential	$8,686	$7,601
Office buildings	4,813	4,984
Apartments	4,173	4,461
Land and land development	4,144	3,715
Shopping centers/retail	3,900	4,165
Industrial/warehouse	2,828	3,031
Multiple use	1,165	996
Hotels/motels	999	790
Resorts	160	183
Other (3)	6,253	5,840
Total	$37,121	$35,766

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(2)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Foreign Portfolio

As shown in Table 24, at September 30, 2006, foreign exposure to borrowers or counterparties in emerging markets increased $3.6 billion to $20.8 billion compared to $17.2 billion at December 31, 2005. The increase was primarily due to higher sovereign and corporate securities trading exposures in Asia Pacific. Foreign exposure to borrowers or counterparties in emerging markets represented 16 percent and 20 percent of total foreign exposure at September 30, 2006 and December 31, 2005.

At September 30, 2006, 59 percent of the emerging markets exposure was in Asia Pacific, compared to 51 percent at December 31, 2005. Asia Pacific emerging markets exposure increased by $3.6 billion. Growth was driven by higher cross border sovereign and corporate securities trading exposure primarily in South Korea, as well as higher other financing and loan exposures in both India and South Korea. Our investment in CCB accounted for $3.0 billion of reported exposure in China at both September 30, 2006 and December 31, 2005.

In August 2006, we entered into a definitive agreement with CCB to sell Bank of America (Asia) Ltd., our retail and commercial banking franchise in Hong Kong for total consideration of approximately $1.25 billion. Closing is subject to regulatory approval. As previously disclosed, our corporate banking and wholesale franchises are not impacted by this sale.

At September 30, 2006, 40 percent of the emerging markets exposure was in Latin America compared to 49 percent at December 31, 2005. Lower exposures in Chile and Brazil were offset by an increase in Mexico. The decline in Chile was due to higher local liabilities which reduced our local currency exposure. The decline in Brazil was due to the closure of the transaction for the sale of our Brazilian operations in exchange principally for equity in Banco Itau. As of September 30, 2006, our investment in Banco Itau accounted for $1.9 billion of reported exposure in Brazil.

Similar to the transaction for the sale of our Brazilian operations, in August, 2006, we announced a definitive agreement to sell our operations in Chile and Uruguay for equity in Banco Itau and other consideration for approximately $615 million. Each closing is subject to regulatory approval and is expected to be completed in 2006 or early 2007.

The sale of our Brazilian operations and the closing of the Chile and Uruguay transactions will result in Bank of America holding approximately 7.4 percent of the equity of Banco Itau through voting and non-voting shares.

The increased exposures in Mexico were attributable to higher loan exposures. Our 24.9 percent investment in Santander accounted for $2.2 billion and $2.1 billion of reported exposure in Mexico at September 30, 2006 and December 31, 2005.

In December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Limited for the sale of our assets and liabilities in Argentina. Closing is subject to obtaining regulatory approvals and is expected to be completed in 2006 or early 2007.

Table 24 sets forth regional foreign exposure to selected countries in emerging markets.

Table 24

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- Border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Foreign Exposure September 30 2006	Increase/ (Decrease) from December 31 2005
Region/Country
Asia Pacific
China	$230	$70	$42	$3,167	$3,509	$—	$3,509	$105
South Korea	200	713	91	2,064	3,068	—	3,068	1,913
India	792	419	234	695	2,140	—	2,140	549
Taiwan	301	55	84	164	604	444	1,048	130
Hong Kong	367	51	23	374	815	—	815	256
Singapore	249	13	39	435	736	—	736	266
Macau	69	17	6	66	158	179	337	92
Malaysia	13	2	1	298	314	—	314	225
Other Asia Pacific (7)	4	21	9	317	351	—	351	90
Total Asia Pacific	2,225	1,361	529	7,580	11,695	623	12,318	3,626
Latin America
Mexico	958	257	128	2,502	3,845	—	3,845	521
Brazil	838	106	23	1,980	2,947	426	3,373	(98)
Chile	239	16	—	1	256	329	585	(395)
Argentina	36	17	—	74	127	60	187	(7)
Other Latin America (7)	102	105	4	62	273	15	288	(71)
Total Latin America	2,173	501	155	4,619	7,448	830	8,278	(50)
Central and Eastern Europe (7)	26	30	14	110	180	—	180	38
Total	$4,424	$1,892	$698	$12,309	$19,323	$1,453	$20,776	$3,614

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

(3)

Derivative Assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $18 million and $55 million at September 30, 2006 and December 31, 2005. There are no other marketable securities collateralizing Derivative Assets as of September 30, 2006. Derivative Assets were collateralized by $3 million of other marketable securities at December 31, 2005.

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

(6)

Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at September 30, 2006 was $22.7 billion compared to $24.2 billion at December 31, 2005. Local liabilities at September 30, 2006 in Asia Pacific and Latin America were $16.9 billion and $5.8 billion of which $7.5 billion were in Hong Kong, $6.2 billion in Singapore, $2.0 billion in Chile, $1.8 billion in Argentina, $1.2 billion in Mexico, $897 million in South Korea, $871 million in India, $744 million in Uruguay, and $532 million in China. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, and Central and Eastern Europe had total foreign exposure of more than $300 million.

Commercial Portfolio Credit Quality Performance

Commercial credit quality continued to be good in the first nine months of 2006.

Table 25 presents commercial net charge-offs and net charge-off ratios for the three and nine months ended September 30, 2006 and 2005.

Table 25

Commercial Net Charge-offs and Net Charge-off Ratios (1)

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount (2)	Percent	Amount	Percent
Commercial—domestic	$111	0.29%	$54	0.17%	$213	0.19%	$73	0.08%
Commercial real estate	2	0.02	2	0.02	2	0.01	3	0.01
Commercial lease financing	—	—	209	4.06	(40)	(0.26)	243	1.58
Commercial—foreign	(13)	(0.21)	(26)	(0.55)	(7)	(0.04)	(61)	(0.45)
Total commercial	$100	0.17%	$239	0.47%	$168	0.10%	$258	0.18%

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.
(2)

Includes a reduction in net charge-offs on commercial—domestic of $17 million as a result of the impact of SOP 03-3 for the nine months ended September 30, 2006. See discussion of SOP 03-3 in the Consumer Portfolio Credit Quality Performance section.

Commercial net charge-offs in the three months ended September 30, 2006 totaled $100 million, a decrease of $139 million from the same period in 2005. The charge-offs in 2006 in the commercial—domestic category were primarily in small business commercial product due to portfolio seasoning and the addition of MBNA. The charge-offs for the three months ended September 30, 2005 were centered in commercial lease financing related to the domestic airline industry. For the nine months ended September 30, 2006, net charge-offs totaled $168 million, a decrease of $90 million from the same period in 2005. The decrease was centered in commercial lease financing which experienced a higher level of airline industry charge-offs in 2005. Commercial domestic net charge-offs for the nine months ended September 30, 2006 were up $140 million from the same period in 2005 due to a lower level of recoveries, small business commercial product portfolio seasoning and the addition of MBNA. Commercial foreign net charge-offs continued to be in a net recovery position for both the three and nine months ended September 30, 2006. The lower net recovery position for the nine month period was primarily driven by higher charge-offs in Brazil.

As presented in Table 26, commercial utilized criticized credit exposure was essentially flat at $7.6 billion at September 30, 2006 compared to December 31, 2005. Newly criticized exposure of $6.1 billion was offset by $6.0 billion of paydowns, payoffs, credit quality improvements, charge-offs and loan sales. From a line of business perspective, the most significant net increase was $147 million in Global Consumer and Small Business Banking, primarily attributable to the MBNA business credit card portfolio. The most significant improvement was in Global Corporate and Investment Banking, with a net decrease of $108 million primarily attributable to the sale of our Brazilian operations and a reduction in commercial assets held-for-sale.

Commercial utilized criticized exposure currently includes funded bridge and/or syndicated loans that are intended to be distributed, syndicated or retired in the normal course of business and do not represent deterioration in the portfolio. This held-for-sale funded bridge exposure is included in Other Assets and recorded at the lower of cost or market. See further discussion on bridge financing on page 83.

Table 26

Commercial Utilized Criticized Exposure (1)

	September 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2,3)
Commercial—domestic	$5,477	2.59%	$5,259	2.75%
Commercial real estate	744	1.55	723	1.63
Commercial lease financing	572	2.69	611	2.95
Commercial—foreign	760	1.28	934	1.73
Total commercial utilized criticized exposure (4)	$7,553	2.22%	$7,527	2.42%

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
(3)

Commercial - domestic and total commercial utilized criticized exposure ratios at December 31, 2005 have been restated to reflect cash collateral applied to Derivative Assets that are in total commercial utilized credit exposure.

(4)	Includes funded bridge and/or syndicated loans of $252 million and $442 million at September 30, 2006 and December 31, 2005 which are intended to be or have been distributed, syndicated or retired.

Table 27 presents nonperforming commercial assets at September 30, 2006 and December 31, 2005.

Table 27

Nonperforming Commercial Assets

(Dollars in millions)	September 30 2006	December 31 2005
Nonperforming commercial loans and leases
Commercial—domestic	$544	$581
Commercial real estate	68	49
Commercial lease financing	35	62
Commercial—foreign	36	34
Total nonperforming commercial loans and leases	683	726
Commercial foreclosed properties	16	31
Total nonperforming commercial assets (1)	$699	$757
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.29%	0.33%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.30	0.35

(1)	Balances do not include $71 million and $45 million of nonperforming commercial assets, primarily commercial loans held-for-sale, included in Other Assets at September 30, 2006 and December 31, 2005.

Table 28 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 28

Nonperforming Commercial Assets Activity

(Dollars in millions)	Third Quarter 2006	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005
Nonperforming loans and leases Balance, beginning of period	$762	$799	$726	$810	$1,092
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	174	204	286	215	213
Advances	13	6	3	8	11
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(115)	(32)	(152)	(149)	(131)
Sales	(41)	(74)	—	(9)	(9)
Returns to performing status (1)	(26)	(17)	(10)	(27)	(16)
Charge-offs (2)	(84)	(124)	(41)	(122)	(303)
Transfers to foreclosed properties	—	—	(3)	—	(3)
Transfers to loans held-for-sale	—	—	(10)	—	(44)
Total net additions to (reductions in) nonperforming loans and leases	(79)	(37)	73	(84)	(282)
Total nonperforming loans and leases, end of period	683	762	799	726	810
Nonperforming securities Balance, beginning of period	—	—	—	—	14
Reductions in nonperforming securities:
Paydowns, payoffs, and exchanges	—	—	—	—	(14)
Total net reductions in nonperforming securities	—	—	—	—	(14)
Total nonperforming securities, end of period	—	—	—	—	—
Foreclosed properties Balance, beginning of period	27	34	31	36	49
Additions to foreclosed properties:
New foreclosed properties	1	1	4	—	4
Reductions in foreclosed properties:
Sales	(5)	(7)	(1)	(3)	(14)
Writedowns	(7)	(1)	—	(2)	(2)
Charge-offs	—	—	—	—	(1)
Total net additions to (reductions in) foreclosed properties	(11)	(7)	3	(5)	(13)
Total foreclosed properties, end of period	16	27	34	31	36
Nonperforming commercial assets, end of period	$699	$789	$833	$757	$846

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

At September 30, 2006, Other Assets included commercial loans held-for-sale of $22.1 billion, of which $71 million was nonperforming, and leveraged lease partnership interests of $173 million. At December 31, 2005, Other Assets included commercial loans held-for-sale of $7.3 billion, of which $45 million was nonperforming, and leveraged lease partnership interests of $183 million. The $14.8 billion increase in commercial loans held-for-sale was centered in Capital Markets and Advisory Services within Global Corporate and Investment Banking.

Commercial loans and leases 90 days or more past due and still accruing interest, were $267 million at September 30, 2006, an increase of $99 million compared to December 31, 2005 primarily due to a $109 million increase in commercial – domestic driven by the addition of the MBNA business credit card portfolio.

Provision for Credit Losses

The Provision for Credit Losses was $1.2 billion, for the three months ended September 30, 2006, essentially flat compared to the same period in 2005. For the nine months ended September 30, 2006, the Provision for Credit Losses was $3.4 billion, a 32 percent increase compared to the same period in 2005.

The consumer portion of the Provision for Credit Losses decreased $129 million to $1.0 billion for the third quarter and increased $150 million to $3.2 billion for the first nine months of 2006 compared to the same periods a year ago. The increase resulting from the addition of MBNA was more than offset in the third quarter comparison, and was partially offset in the nine month comparison, by reduced credit-related costs on the domestic credit card portfolio. In the nine month comparison, the absence of $210 million provision recorded in the second quarter of 2005 to establish reserves for changes in credit card minimum payment requirements also partially offset the increase in provision. For discussions of the impact of SOP 03-3, see Consumer Portfolio Credit Quality Performance on page 79.

The commercial portion of the Provision for Credit Losses increased $142 million to $116 million, and $664 million to $218 million for the three and nine months ended September 30, 2006, primarily due to the absence in 2006 of the benefits from release of reserves in 2005 related to reduced exposures in Latin America. The provision was also higher due to the addition of MBNA. In addition to the drivers for the three month comparison, the increase in provision in the nine month comparison also resulted from the absence of the benefits from the release of reserves in 2005 related to reduced uncertainties associated with the FleetBoston credit integration as well as lower recoveries in 2006 and seasoning of the small business commercial product portfolios.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of September 30, 2006, quarterly updating of historical loss experience did not have a material impact to the allowance for commercial loan and lease losses. The allowance for consumer loan and lease losses is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of September 30, 2006, quarterly updating of the loss forecast models did not have a material impact on allowance for consumer loan and lease losses. Included within this second component of the Allowance for Loan and Lease Losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults and event risk.

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

The Allowance for Loan and Lease Losses for the consumer portfolio as presented in Table 30 increased $789 million from December 31, 2005 to $5.3 billion at September 30, 2006. The increase was primarily attributable to the addition of MBNA.

The allowance for commercial loan and lease losses was $3.6 billion at September 30, 2006, a $38 million increase from December 31, 2005. This increase is primarily attributable to the addition of MBNA partially offset by the impact of the sale of our Brazilian operations.

Within the individual consumer and commercial product categories, credit card – domestic allowance levels include reductions throughout 2006 from new securitizations and reductions as reserves established in 2005 for changes in minimum payment requirements were utilized to absorb associated net charge-offs. Direct/indirect consumer allowance levels increased as the Corporation discontinued new sales of receivables into consumer finance securitization trusts. Commercial – domestic allowance levels also increased as reserves were established for new advances on business credit card accounts for which previous loan balances were sold to the securitization trusts.

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

Changes to the reserve for unfunded lending commitments are made through the Provision for Credit Losses. The reserve for unfunded lending commitments at September 30, 2006 was $388 million, a decrease of $7 million from December 31, 2005, attributable to the impact of the sale of our Brazilian operations.

Table 29 presents a rollforward of the allowance for credit losses for the three and nine months ended September 30, 2006 and 2005.

Table 29

Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Allowance for loan and lease losses, beginning of period	$9,080	$8,319	$8,045	$8,626
MBNA balance, January 1, 2006	—	—	577	—
Loans and leases charged off
Residential mortgage	(17)	(14)	(57)	(44)
Credit card—domestic	(984)	(871)	(2,569)	(2,554)
Credit card—foreign	(85)	—	(189)	—
Home equity lines	(14)	(12)	(44)	(35)
Direct/Indirect consumer	(205)	(91)	(498)	(261)
Other consumer	(132)	(84)	(309)	(235)
Total consumer	(1,437)	(1,072)	(3,666)	(3,129)
Commercial—domestic	(155)	(133)	(400)	(381)
Commercial real estate	(3)	(2)	(5)	(5)
Commercial lease financing	(8)	(215)	(16)	(267)
Commercial—foreign	(34)	(17)	(74)	(37)
Total commercial	(200)	(367)	(495)	(690)
Total loans and leases charged off	(1,637)	(1,439)	(4,161)	(3,819)
Recoveries of loans and leases previously charged off
Residential mortgage	11	7	27	22
Credit card—domestic	131	99	359	268
Credit card—foreign	15	—	43	—
Home equity lines	3	3	12	11
Direct/Indirect consumer	53	31	164	94
Other consumer	47	26	107	78
Total consumer	260	166	712	473
Commercial—domestic	44	79	187	308
Commercial real estate	1	—	3	2
Commercial lease financing	8	6	56	24
Commercial—foreign	47	43	81	98
Total commercial	100	128	327	432
Total recoveries of loans and leases previously charged off	360	294	1,039	905
Net charge-offs	(1,277)	(1,145)	(3,122)	(2,914)
Provision for loan and lease losses	1,165	1,152	3,440	2,626
Other	(96)	—	(68)	(12)
Allowance for loan and lease losses, September 30	8,872	8,326	8,872	8,326
Reserve for unfunded lending commitments, beginning of period	395	383	395	402
Provision for unfunded lending commitments	—	7	—	(12)
Other	(7)	—	(7)	—
Reserve for unfunded lending commitments, September 30	388	390	388	390
Total	$9,260	$8,716	$9,260	$8,716
Loans and leases outstanding at September 30	$669,149	$554,612	$669,149	$554,612
Allowance for loan and lease losses as a percentage of loans and leases outstanding at September 30	1.33%	1.50%	1.33%	1.50%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at September 30	1.22	1.37	1.22	1.37
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at September 30	1.52	1.72	1.52	1.72
Average loans and leases outstanding during the period	$673,477	$539,497	$641,909	$528,331
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period (1)	0.75%	0.84%	0.65%	0.74%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at September 30	562	556	562	556
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs (1)	1.75	1.83	2.13	2.14

(1)

For the three and nine months ended September 30, 2006, the impact of SOP 03-3 decreased net charge-offs by $26 million and $263 million. Excluding the impact of SOP 03-3, annualized net charge-offs as a percentage of average loans and leases outstanding for the three and nine months ended September 30, 2006 was 0.77 percent and 0.70 percent, and the ratio of the Allowance for Loan and Lease Losses at September 30, 2006 to annualized net charge-offs was 1.72 and 1.97.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 30 presents our allocation by product type.

Table 30

Allocation of the Allowance for Credit Losses by Product Type

	September 30, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$273	3.1%	$277	3.4%
Credit card—domestic	3,078	34.7	3,301	41.0
Credit card—foreign	264	3.0	—	—
Home equity lines	135	1.5	136	1.7
Direct/Indirect consumer	1,066	12.0	421	5.2
Other consumer	488	5.5	380	4.8
Total consumer	5,304	59.8	4,515	56.1
Commercial—domestic	2,256	25.4	2,100	26.1
Commercial real estate	592	6.7	609	7.6
Commercial lease financing	222	2.5	232	2.9
Commercial—foreign	498	5.6	589	7.3
Total commercial (1)	3,568	40.2	3,530	43.9
Allowance for loan and lease losses	8,872	100.0%	8,045	100.0%
Reserve for unfunded lending commitments	388		395
Total	$9,260		$8,440

(1)	Includes allowance for loan and lease losses on commercial impaired loans of $50 million and $55 million at September 30, 2006 and December 31, 2005.

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

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended September 30, 2006. Trading-related revenue encompasses proprietary trading and customer-related activities. During the twelve months ended September 30, 2006, positive trading-related revenue was recorded for 94 percent of the trading days. Furthermore, only one percent of the total trading days had losses greater than $10 million, and the largest loss was $24 million. This can be compared to the twelve months ended September 30, 2005, where positive trading-related revenue was recorded for 87 percent of the trading days and only four percent of the total trading days had losses greater than $10 million, and the largest loss was $55 million.

Histogram of Daily Market Risk-related Revenue

Twelve Months Ended September 30, 2006

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

A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in the twelve months ended September 30, 2006 and exceeded VAR twice in the twelve months ended September 30, 2005.

In addition to reviewing our underlying model assumptions, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 31 presents average, high and low daily VAR for the twelve months ended September 30, 2006 and 2005.

Table 31

Trading Activities Market Risk

	Twelve Months Ended September 30
	2006			2005
	VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$6.4	$19.3	$3.1	$5.4	$12.1	$2.4
Interest rate	19.3	50.0	8.8	25.3	58.2	10.7
Credit	26.5	35.1	18.4	20.9	32.2	14.4
Real estate/mortgage	9.2	15.8	4.7	10.4	20.7	4.9
Equities	19.8	39.6	12.6	15.9	35.1	8.0
Commodities	5.8	9.1	3.4	7.2	10.6	3.7
Portfolio diversification	(45.6)	—	—	(44.4)	—	—
Total market-based trading portfolio (2)	$41.4	$59.8	$29.3	$40.7	$67.0	$26.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(2)	See Commercial Portfolio Credit Risk Management on page 82 for a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio.

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

The Balance Sheet Management group analyzes Net Interest Income forecasts utilizing different rate scenarios, with the base case utilizing the forward market curve. The Balance Sheet Management group frequently updates the Net Interest Income forecast for changing assumptions and differing outlooks based on economic trends and market conditions. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to volatile interest rate changes.

We prepare forward looking forecasts of managed Net Interest Income. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by the forward market curve. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward rates used in our respective baseline forecasts at September 30, 2006 and December 31, 2005 were as follows:

Table 32

Forward Rates

	September 30, 2006		December 31, 2005
	Federal Funds	Ten-Year Swap	Federal Funds	Ten-Year Swap
Spot rates	5.25%	5.17%	4.25%	4.94%
12-month forward rates	4.75	5.17	4.75	4.97

The following table reflects the pre-tax dollar impact to forecasted Core Net Interest Income – Managed Basis (see Table 7 on page 45) over the next twelve months from September 30, 2006 and December 31, 2005, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve.

Table 33

Estimated Core Net Interest Income—Managed Basis at Risk

(Dollars in millions) Curve Change	Short Rate	Long Rate	September 30 2006	December 31 2005
+100 Parallel shift	+100	+100	$(171)	$(357)
-100 Parallel shift	-100	-100	544	244
Flatteners
Short end	+100	—	(304)	(523)
Long end	—	-100	(191)	(298)
Steepeners
Short end	-100	—	734	536
Long end	—	+100	132	168

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years. The estimated exposure is reported on a managed basis and reflects impacts that may be realized primarily in Net Interest Income and Card Income. This sensitivity analysis excludes any impact that could occur in the valuation of retained interests in the Corporation’s securitizations due to changes in interest rate levels (see Note 8 of the Consolidated Financial Statements for additional information on Securitizations).

Beyond what is already implied in the forward market curve, the interest rate risk position has become less exposed to rising rates since December 31, 2005 due to the termination of receive-fixed swap positions, the addition of pay-fixed swap positions, the addition of interest rate option positions and a reduction in mortgage-backed securities holdings. These actions that reduced the exposure to rising rates were partially offset by the addition of MBNA, which was liability sensitive, and a net increase in residential whole loan balances. Conversely, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. During the three months ended September 30, 2006, the Corporation made a strategic shift in its balance sheet composition strategy to reduce the level of mortgage-backed securities and thereby reduce the level of investments in debt securities relative to loans. Accordingly, management targeted a reduction of mortgage-backed securities of approximately $100 billion over the next couple of years in order to achieve a balance sheet composition that would be consistent with management’s revised risk-reward profile. This reduction will also reduce the Corporation’s concentration in overall debt securities and would provide for a future balance sheet composition more heavily concentrated in loans.

During the three months ended September 30, 2006, the Corporation sold $43.7 billion of mortgage-backed securities at a loss of $496 million. Management expects the total targeted reduction in securities levels of approximately $100 billion will result from the third-quarter sale, combined with expected maturities and paydowns of mortgage-backed securities over the next couple of years. Accordingly, management intends to hold the remaining mortgage-backed securities until recovery.

The securities portfolio also includes investments to a lesser extent in corporate, municipal and other investment grade debt securities. The strategic shift in the balance sheet composition strategy did not impact these holdings. The Corporation has the intent to hold these securities to recovery unless there is a significant deterioration in credit quality in any individual security.

During the three months ended September 30, 2006 and 2005, we purchased debt securities of $3.5 billion and $9.7 billion and sold $45.8 billion and $2.4 billion. Of the $45.8 billion sold in the quarter ended September 30, 2006, $35.9 billion settled in October 2006. The unsettled amount at September 30, 2006, is reflected in Other Assets. We realized $(469) million and $29 million in Gains (Losses) on Sales of Debt Securities during the three months ended September 30, 2006 and 2005. During the three months ended September 30, 2006 and 2005, the portfolio had maturities and received paydowns of $6.1 billion and $9.6 billion. As a result of a decrease in interest rates, combined with the securities sale, the value of the Corporation’s Accumulated Other Comprehensive Income (OCI) related to AFS debt securities increased by $6.6 billion (pre-tax) during the three months ended September 30, 2006. For further information, see Note 11 to the Consolidated Financial Statements.

During the nine months ended September 30, 2006 and 2005, we purchased AFS debt securities of $38.3 billion and $200.4 billion, sold $53.1 billion and $133.4 billion, and had maturities and received paydowns of $17.7 billion and $31.4 billion. We realized $(464) million and $1.0 billion in Gains (Losses) on Sales of Debt Securities during the nine months ended September 30, 2006 and 2005. As a result of the increase in interest rates, combined with the securities sale, the value of the Corporation’s Accumulated OCI related to AFS debt securities declined by $577 million (pre-tax) during the nine months ended September 30, 2006.

Accumulated OCI includes $3.1 billion in after-tax losses at September 30, 2006, related to unrealized losses associated with our AFS securities portfolio, including $3.5 billion of unrealized losses related to AFS debt securities and $418 million of unrealized gains related to AFS equity securities. Total market value of the AFS debt securities was $195.1 billion with a weighted average duration of 4.1 years and primarily relates to our mortgage-backed securities portfolio.

Changes to the Accumulated OCI amounts for the AFS debt securities portfolio going forward will be driven by further interest rate or price fluctuations, the collection of cash flows including prepayment and maturity activity, and the passage of time.

Residential Mortgage Portfolio

During the three months ended September 30, 2006 and 2005, we purchased $1.1 billion and $10.5 billion of residential mortgages related to ALM activities, sold $9.7 billion during the quarter in 2006 and had no whole mortgage loan sales during the quarter in 2005. We added $12.0 billion and $6.6 billion of originated residential mortgages to the balance sheet for the three months ended September 30, 2006 and 2005. Additionally, we received paydowns of $6.1 billion and $9.8 billion for the three months ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006 and 2005, we purchased $30.8 billion and $25.0 billion of residential mortgages related to ALM activities and sold $9.7 billion and $10.0 billion. We added $34.4 billion and $12.3 billion of originated residential mortgages to the balance sheet for the nine months ended September 30, 2006 and 2005. Additionally, we received paydowns of $18.2 billion and $28.0 billion for the nine months ended September 30, 2006 and 2005.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 34 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at September 30, 2006 and December 31, 2005.

The changes in our derivatives portfolio reflect actions taken for interest rate risk management. The decision to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our net pay fixed swap position (including foreign exchange contracts) increased $93.9 billion to $71.2 billion at September 30, 2006 compared to the net receive fixed position of $22.8 billion at December 31, 2005. The notional amount of our option position increased $166.0 billion to $223.3 billion at September 30, 2006, compared to December 31, 2005. The increase in the notional amount of options was due primarily to the addition of caps and floors, used to reduce the sensitivity of Net Interest Income to changes in market interest rates as described above. Futures and forward rate contracts are comprised primarily of $117.0 billion of short Eurodollar futures at September 30, 2006 and $35.0 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at December 31, 2005. The forward purchase contracts outstanding at December 31, 2005, settled from January 2006 to April 2006, with an average yield of 5.46 percent.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and those used as economic hedges. The fair value of net ALM contracts increased from a loss of $386 million at December 31, 2005 to a gain of $439 million at September 30, 2006. The increase was attributable to gains from changes in the value of foreign exchange basis swaps of $1.6 billion, receive fixed and pay fixed interest rate swaps of $983 million, and futures and forward rate contracts of $125 million, partially offset by losses from changes in the values of foreign exchange contracts of $1.0 billion, and option products of $877 million. The increase in the value of foreign exchange basis swaps was due to the strengthening of most foreign currencies against the dollar during the first nine months of 2006. The increase in the value of receive fixed interest rate swaps was due to terminations, partially offset by losses due to increases in market interest rates. The increase in the value of pay fixed interest rate swaps was due to gains from increases in market interest rates, partially offset by terminations. The decrease in the value of foreign exchange contracts was due primarily to increases in interest rates in most foreign markets during the nine months ended September 30, 2006. The decrease in the value of option products was primarily due to the termination of swaptions.

Table 34

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

September 30, 2006
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2006	2007	2008	2009	2010	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1)	$(666)								5.04
Notional amount		$55,265	$1,000	$2,795	$7,519	$3,900	$3,265	$36,786
Weighted average fixed rate		4.85%	4.64%	4.80%	4.53%	4.17%	4.35%	5.04%
Pay fixed interest rate swaps (1)	(149)								1.50
Notional amount		$145,739	$—	$50,000	$29,390	$51,000	$—	$15,349
Weighted average fixed rate		5.19%	—%	5.48%	5.33%	4.84%	—%	5.15%
Foreign exchange basis swaps (2)	960
Notional amount		$29,860	$—	$174	$2,201	$2,951	$5,169	$19,365
Option products (3)	472
Notional amount		223,278	—	205,000	18,176	—	68	34
Foreign exchange contracts (4)	(101)
Notional amount (5)		18,999	(413)	52	1,527	1,877	3,734	12,222
Futures and forward rate contracts (6)	(77)
Notional amount (5)		(116,998)	2	(62,000)	(55,000)	—	—	—
Net ALM contracts	$439

December 31, 2005
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2006	2007	2008	2009	2010	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1)	$(1,390)								4.17
Notional amount		$108,985	$4,337	$13,080	$6,144	$39,107	$10,387	$35,930
Weighted average fixed rate		4.62%	4.75%	4.66%	4.02%	4.51%	4.43%	4.77%
Pay fixed interest rate swaps (1)	(408)								3.85
Notional amount		$102,281	$5,100	$55,925	$10,152	$—	$—	$31,104
Weighted average fixed rate		4.61%	3.23%	4.46%	4.24%	—%	—%	5.21%
Foreign exchange basis swaps (2)	(644)
Notional amount		$17,806	$514	$174	$884	$2,839	$3,094	$10,301
Option products (3)	1,349
Notional amount		57,246	—	—	57,246	—	—	—
Foreign exchange contracts (4)	909
Notional amount (5)		16,061	1,335	51	1,436	1,826	3,485	7,928
Futures and forward rate contracts (6)	(202)
Notional amount (5)		34,716	34,716	—	—	—	—	—
Net ALM contracts	$(386)

(1)

At September 30, 2006, none of the receive fixed and $52.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2005, $46.6 billion of the receive fixed swap notional and $41.9 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(3)

Option products include $150.1 billion in caps, $55.0 billion in floors and $18.2 billion in swaptions at September 30, 2006. Amounts at December 31, 2005 totaled $5.0 billion in caps and $52.2 billion in swaptions.

(4)

Foreign exchange contracts include foreign-denominated receive fixed interest rate swaps, cross-currency receive fixed interest rate swaps and foreign currency forward rate contracts. Total notional at September 30, 2006 was comprised of $19.3 billion in foreign-denominated and cross currency receive fixed swaps and $309 million in foreign currency forward rate contracts. At December 31, 2005, the notional balance consisted entirely of $16.1 billion in foreign-denominated and cross-currency fixed swaps.

(5)	Reflects the net of long and short positions.

(6)

Futures and forward rate contracts include Eurodollar futures and forward purchase and sale contracts. Notional balances were mostly comprised of $117.0 billion in Eurodollar futures at September 30, 2006. At December 31, 2005, the position was comprised of $34.7 billion in forward purchase contracts.

The Corporation uses interest rate and foreign exchange rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and closed derivative instruments recorded in Accumulated OCI net-of-tax at September 30, 2006 was $3.7 billion. These net losses are expected to be reclassified into earnings in the same period when the hedged item affects earnings and will decrease income or increase expense on the respective hedged items. Assuming no change in open cash flow derivative hedge positions and no changes to interest and foreign exchange rates beyond what is implied in the forward yield curve at September 30, 2006, the net losses are expected to be reclassified into earnings as follows: 12 percent within the next year, 57 percent within five years, 83 percent within 10 years, with the remaining 17 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 of the Consolidated Financial Statements.

The amounts included in Accumulated OCI for terminated derivative contracts were losses of $3.1 billion and $2.5 billion, net-of-tax, at September 30, 2006 and December 31, 2005. The increase in losses was attributable primarily to losses in the value of interest rate swaps that were terminated during the nine month period. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

Interest rate lock commitments (IRLCs) on loans intended to be sold are subject to interest rate risk between the date of the IRLC and the date the loan is funded. Residential first mortgage loans held-for-sale are subject to interest rate risk from the date of funding until the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including options. These instruments are used either as an economic hedge of IRLCs and residential first mortgage loans held-for-sale, or designated as a cash flow hedge of residential first mortgage loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At September 30, 2006, the notional amount of derivatives hedging the IRLCs and residential first mortgage loans held-for-sale was $22.6 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At September 30, 2006, the amount of MSRs identified as being hedged by derivatives was approximately $2.9 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at September 30, 2006 was $39.0 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in values of the MSRs that are hedged by these derivative contracts. During the three and nine months ended September 30, 2006, the changes in values attributed to economically hedged MSRs were $(162) million and $310 million, offset by derivative hedge gains or (losses) of $260 million and $(179) million.

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

We approach operational risk from two perspectives: enterprise-wide and line of business-specific. The Compliance and Operational Risk Committee, chartered in 2005 as a subcommittee of the Finance Committee, provides consistent communication and oversight of significant operational and compliance issues and oversees the adoption of best practices. Two groups within Risk Management, Compliance Risk Management and Enterprise Operational Risk Management, facilitate the consistency of effective policies, industry best practices, controls and monitoring tools for managing and assessing operational risks across the Corporation. These groups also work with the line of business executives and their Risk Management counterparts to implement appropriate policies, processes and assessments at the line of business level and support groups. Compliance and operational risk awareness is also driven across the Corporation through training and strategic communication efforts. For selected risks, we establish specialized support groups, such as Information Security and Supply Chain Management. These specialized groups develop corporate-wide risk management practices, such as an information security program and a supplier program, in order to ensure that suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management beginning on page 96 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 of the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s Current Report on Form 8-K filed on May 25, 2006, as well as the quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and March 31, 2006, and the Current Reports on Form 8-K filed since December 31, 2005.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

See Note 11 of the Consolidated Financial Statements for information on the monthly share repurchase activity for the three and nine months ended September 30, 2006 and 2005, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999

Exhibit 3(b)	Certificate of Amendment of Amended and Restated Certificate of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed March 30, 2004

Exhibit 3(c)

Certificate of Designations of 6.204% Non-Cumulative Preferred Stock, Series D (“Series D Preferred Stock”) of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 14, 2006

Exhibit 3(d)

Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series E (“Series E Preferred Stock”) of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 6, 2006

Exhibit 3(e)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 25, 2006

Exhibit 4(a)	Specimen certificate of the Registrant’s Series D Preferred Stock, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed September 14, 2006

Exhibit 4(b)

Deposit Agreement relating to the Series D Preferred Stock, dated September 6, 2006, among the Registrant, Computershare Shareholder Services, Inc., Computershare Trust Company, N.A. and Holders from time to time of the Series D Preferred Stock depositary shares, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed September 14, 2006

Exhibit 4(c)	Form of Depositary Receipt for the Series D Preferred Stock depositary shares, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed September 14, 2006

Exhibit 4(d)	Specimen certificate of the Registrant’s Series E Preferred Stock, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed November 6, 2006

Exhibit 4(e)

Deposit Agreement relating to the Series E Preferred Stock, dated October 30, 2006, among the Registrant, Computershare Shareholder Services, Inc., Computershare Trust Company, N.A. and Holders from time to time of the Series E Preferred Stock depositary shares, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed November 6, 2006

Exhibit 4(f)	Form of Depositary Receipt for the Series E Preferred Stock depositary shares, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed November 6, 2006

Exhibit 11	Earnings Per Share Computation - included in Note 11 of the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date: November 8, 2006	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer (Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999

3(b)	Certificate of Amendment of Amended and Restated Certificate of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed March 30, 2004

3(c)

Certificate of Designations of 6.204% Non-Cumulative Preferred Stock, Series D (“Series D Preferred

Stock”) of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form

8-K filed September 14, 2006

3(d)

Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series E (“Series E Preferred

Stock”) of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form

8-K filed November 6, 2006

3(e)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 25, 2006

4(a)	Specimen certificate of the Registrant’s Series D Preferred Stock, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed September 14, 2006

4(b)

Deposit Agreement relating to the Series D Preferred Stock, dated September 6, 2006, among the Registrant,

Computershare Shareholder Services, Inc., Computershare Trust Company, N.A. and Holders from time to time of the Series D Preferred Stock depositary shares, incorporated by reference to Exhibit 4.1 of the Registrant’s

Current Report on Form 8-K filed September 14, 2006

4(c)	Form of Depositary Receipt for the Series D Preferred Stock depositary shares, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed September 14, 2006

4(d)	Specimen certificate of the Registrant’s Series E Preferred Stock, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed November 6, 2006

4(e)

Deposit Agreement relating to the Series E Preferred Stock, dated October 30, 2006, among the Registrant,

Computershare Shareholder Services, Inc., Computershare Trust Company, N.A. and Holders from time to time of the Series E Preferred Stock depositary shares, incorporated by reference to Exhibit 4.1 of the Registrant’s

Current Report on Form 8-K filed November 6, 2006

4(f)	Form of Depositary Receipt for the Series E Preferred Stock depositary shares, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed November 6, 2006

11	Earnings Per Share Computation - included in Note 11 of the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002