Form 10-K
period 2006-12-31
BANK OF AMERICA CORP /DE/
filed 2007-02-28
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:

1-6523

Exact name of registrant as specified in its charter:

Bank of America Corporation

State or other jurisdiction of incorporation or organization:

Delaware

IRS Employer Identification No.:

56-0906609

Address of Principal Executive Offices:

Bank of America Corporate Center

100 N. Tryon Street

Charlotte, North Carolina 28255

Registrant’s telephone number, including area code:

(704) 386-5681

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Depositary Shares each representing a 1/1000th interest in a share of:
6.204% Non-cumulative Preferred Stock, Series D	New York Stock Exchange
Floating Rate Non-cumulative Preferred Stock, Series E	New York Stock Exchange
S&P 500® Index Return Linked Notes, due July 2, 2007	American Stock Exchange
Minimum Return Index EAGLESSM, due June 1, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
Minimum Return Index EAGLES®, due June 28, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return—Return Linked Notes, due June 24, 2010, Linked to the Nikkei 225 Index	American Stock Exchange
Minimum Return Basket EAGLESSM, due August 2, 2010, Linked to a Basket of Energy Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the Russell 2000® Index	American Stock Exchange
Minimum Return Index EAGLES®, due September 25, 2009, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.50% Index CYCLESTM, due November 26, 2010, Linked to the S&P 500® Index	American Stock Exchange
1.00% Index CYCLESTM, due December 28, 2010, Linked to the S&P MidCap 400 Index	American Stock Exchange
Return Linked Notes due June 28, 2010, Linked to the Nikkei 225 Index	American Stock Exchange
1.00% Index CYCLESTM, due January 28, 2011, Linked to a Basket of Health Care Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due January 28, 2011, Linked to the Russell 2000® Index	American Stock Exchange
0.25% Cash-Settled Exchangeable Notes, due January 26, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange

Title of each class	Name of each exchange on which registered
1.25% Index CYCLESTM, due February 24, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return Index EAGLES®, due March 27, 2009, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.75% Basket CYCLESTM, due April 30, 2009, Linked to a Basket of Three Indices	American Stock Exchange
1.00% Basket CYCLESTM, due May 27, 2010, Linked to a "70/30" Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES®, due June 25, 2010, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
1.50% Basket CYCLESTM, due July 29, 2011, Linked to an "80/20" Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the AMEX Biotechnology IndexSM	American Stock Exchange
1.25% Index CYCLESTM, due August 25, 2010, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
1.25% Basket CYCLESTM, due September 27, 2011, Linked to a Basket of Four Indices	American Stock Exchange
Minimum Return Basket EAGLESSM, due September 29, 2010, Linked to a Basket of Energy Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return Index EAGLES®, due November 23, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
Minimum Return Index EAGLES®, due November 24, 2010, Linked to the CBOE China Index	American Stock Exchange
1.25% Basket CYCLESTM, due December 27, 2010, Linked to a "70/30" Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
1.50% Index CYCLESTM, due December 28, 2011, Linked to a Basket of Health Care Stocks	American Stock Exchange
6 1/2% Subordinated InterNotesSM, due 2032	New York Stock Exchange
5 1/2% Subordinated InterNotesSM, due 2033	New York Stock Exchange
5 7/8% Subordinated InterNotesSM, due 2033	New York Stock Exchange
6% Subordinated InterNotesSM, due 2034	New York Stock Exchange
8 1/2% Subordinated Notes, due 2007	New York Stock Exchange
Minimum Return Index EAGLES, due March 25, 2011, Linked to the Dow Jones Industrial Average	New York Stock Exchange
1.625% Index CYCLES, due March 23, 2010, Linked to the Nikkei 225 Index	New York Stock Exchange
1.75% Index CYCLES, due April 28, 2011, Linked to the S&P 500 Index	American Stock Exchange
Return Linked Notes, due August 26, 2010, Linked to a Basket of Three Indices	American Stock Exchange
Return Linked Notes, due June 27, 2011, Linked to an “80/20” Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES, due July 29, 2010, Linked to the S&P 500 Index	American Stock Exchange
Return Linked Notes, due January 28, 2011, Linked to a Basket of Two Indices	American Stock Exchange
Minimum Return Index EAGLES, due August 26, 2010, Linked to the Dow Jones Industrial Average	American Stock Exchange
Return Linked Notes, due August 25, 2011, Linked to the Dow Jones EURO STOXX 50 Index	American Stock Exchange
Minimum Return Index EAGLES, due October 3, 2011, Linked to the S&P 500 Index	American Stock Exchange
Minimum Return Index EAGLES, due October 28, 2011, Linked to the AMEX Biotechnology Index	American Stock Exchange
Return Linked Notes, due October 27, 2011, Linked to a Basket of Three Indices	American Stock Exchange
Return Linked Notes, due November 22, 2010, Linked to a Basket of Two Indices	American Stock Exchange
Minimum Return Index EAGLES, due November 23, 2011, Linked to a Basket of Five Indices	American Stock Exchange
Minimum Return Index EAGLES, due December 27, 2011, Linked to the Dow Jones Industrial average	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ✓  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    No  ✓

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ✓

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $213,260,291,645 (based on the June 30, 2006 closing price of Common Stock of $48.10 per share as reported on the New York Stock Exchange). As of February 26, 2007, there were 4,472,315,428 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the 2007 Proxy Statement	PART III

Part I

Item 1. BUSINESS

General

Bank of America Corporation (“Bank of America” or the “Corporation”) is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. We were incorporated in 1998 as part of the merger of BankAmerica Corporation with NationsBank Corporation. Our principal executive offices are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Through our banking subsidiaries (the “Banks”) and various nonbanking subsidiaries throughout the United States and in selected international markets, we provide a diversified range of banking and nonbanking financial services and products through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking and Global Wealth and Investment Management. We currently operate in 30 states, the District of Columbia and 44 foreign countries. The Bank of America footprint covers more than 75 percent of the U.S. population and 44 percent of the country’s wealthy households. In the United States, we serve more than 55 million consumer and small business relationships with more than 5,700 retail banking offices, more than 17,000 ATMs and more than 21 million active on-line users. We offer services in 16 of the 20 fastest growing states. Bank of America is the number one small business bank, and has relationships with 98 percent of the U.S. Fortune 500 Companies and 80 percent of the Global Fortune 500 Companies.

Additional information relating to our businesses and our subsidiaries is included in the information set forth in pages 25 through 42 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Bank of America’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at http://investor.bankofamerica.com under the heading Complete SEC Filings as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “SEC”). In addition, we make available on http://investor.bankofamerica.com under the heading Corporate Governance our: (i) Code of Ethics and Insider Trading Policy; (ii) Corporate Governance Guidelines; and (iii) the charters of each of Bank of America’s Board committees, and we also intend to disclose any amendments to our Code of Ethics, or waivers of our Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Shareholder Relations Department, 101 South Tryon Street, NC1-002-29-01, Charlotte, North Carolina 28255.

Competition

The activities in which Bank of America and our subsidiaries engage are highly competitive. Generally, the lines of activity and markets served involve competition with banks, thrifts, credit unions and nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies. We also compete against banks and thrifts owned by nonregulated diversified corporations and other entities which offer financial services and through alternative delivery channels such as the Internet. The methods of competition center around various factors, such as customer service, interest rates on loans and deposits, quality and range of products, lending limits and customer convenience, such as locations of offices.

The commercial banking business in the various local markets served by our subsidiaries is highly competitive. We compete with banks, thrifts, finance companies and other businesses which provide similar services. We actively compete in commercial lending activities with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of our nonbanking subsidiaries and the Banks. In our consumer lending operations, our competitors include banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. In the investment banking, investment advisory and brokerage business, our nonbanking subsidiaries compete with U.S. and international banking and investment banking firms, investment advisory firms, brokerage firms, investment companies, other organizations offering similar services and other investment alternatives available to investors, some of which are larger than our nonbanking subsidiaries. Our mortgage banking units compete with banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services. Our card business competes in the U.S. and internationally with banks, as well as monoline and retail card product companies. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and insurance agents, thrifts, financial counselors and other fiduciaries for personal trust business. We also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as banks, thrifts, and credit unions, as well as money market mutual funds. Bank of America also competes for funding in the domestic and international short-term and long-term debt securities capital markets.

Our ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation—General” below for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2006, there were 203,425 full-time equivalent employees within Bank of America and our subsidiaries. Of these employees, 100,909 were employed within Global Consumer and Small Business Banking, 26,622 were employed within Global Corporate and Investment Banking and 13,728 were employed within Global Wealth and Investment Management. The remainder were employed elsewhere within our company including various staff and support functions.

None of our domestic employees is subject to a collective bargaining agreement. Management considers our employee relations to be good.

Acquisition and Disposition Activity

As part of our operations, we regularly evaluate the potential acquisition of, and hold discussions with, various financial institutions and other businesses of a type eligible for financial holding company ownership or control. In addition, we regularly analyze the values of, and submit bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. We also regularly consider the potential disposition of certain of its assets, branches, subsidiaries or lines of businesses. As a general rule, we publicly announce any material acquisitions or dispositions when a definitive agreement has been reached.

On January 1, 2006, Bank of America completed our merger with MBNA Corporation. Additional information on the MBNA merger is included under Note 2 of the Notes to the Consolidated Financial Statements in Item 8 which is incorporated herein by reference.

Government Supervision and Regulation

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and specific information about Bank of America and our subsidiaries. Federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund rather than for the protection of stockholders and creditors.

General

As a registered bank holding company and financial holding company, Bank of America is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “Comptroller” or “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Board, other federal and state regulatory agencies, and with respect to Bank of America’s operations in the United Kingdom, the Financial Services Authority (the “FSA”). In addition to banking laws, regulations and regulatory agencies, Bank of America and our subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of Bank of America and our ability to make distributions to stockholders.

A financial holding company, and the companies under its control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as the Banks, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

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

Changes in Regulations

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any proposals or legislation and the impact they might have on Bank of America and our subsidiaries cannot be determined at this time.

Capital and Operational Requirements

The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents our qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2006 were 8.64 percent and 11.88 percent, respectively. At December 31, 2006, we had no subordinated debt that qualified as Tier 3 capital.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. Our leverage ratio at December 31, 2006 was 6.36 percent. We exceed our leverage ratio requirement.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2006.

Regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk; and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, Bank of America, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Distributions

Our funds for cash distributions to our stockholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, and funds used to pay principal and interest on our indebtedness, is dividends received from the Banks. Each of the Banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

In addition, the ability of Bank of America and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of Bank of America, our stockholders and our creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Source of Strength

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC–either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default–the other Banks may be assessed for the FDIC’s loss, subject to certain exceptions.

Additional Information

See also the following additional information which is incorporated herein by reference: Net Interest Income (under the captions “Financial Highlights—Net Interest Income” and “Supplemental Financial Data” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations (the “MD&A”) and Tables I, II and XIII of the Statistical Financial Information); Securities (under the caption “Interest Rate Risk Management—Securities” in the MD&A and Notes 1 and 5 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplemental Data (the “Notes”)); Outstanding Loans and Leases (under the caption “Credit Risk Management” in the MD&A, Table III of the Statistical Financial Information, and Notes 1 and 6 of the Notes); Deposits (under the caption “Liquidity Risk and Capital Management—Liquidity Risk” in the MD&A and Note 11 of the Notes); Short-Term Borrowings (under the caption “Liquidity Risk and Capital Management—Liquidity Risk” in the MD&A, Table IX of the Statistical Financial Information and Note 12 of the Notes); Trading Account Assets and Liabilities (under the caption “Market Risk Management—Trading Risk Management” in the MD&A and Note 3 of the Notes); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk and Capital Management” in the MD&A); Operational Risk Management (under the caption “Operational Risk Management” in the MD&A); and Performance by Geographic Area (under Note 22 of the Notes).

Item 1A. RISK FACTORS

The following discusses some of the key risk factors that could affect Bank of America’s business and operations. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect Bank of America.

General business, economic and political conditions. Our businesses and earnings are affected by general business, economic and political conditions in the United States and abroad. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the United States economy. For example, in a poor economic environment there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, variations in monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we operate. Geopolitical conditions can also affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the United States and abroad.

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

Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation restating prior period financial statements.

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

Credit risk. When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contract. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets and assets held-for-sale. As one of the nation’s largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

For a further discussion of credit risk and our credit risk management policies and procedures, see “Credit Risk Management” in the MD&A.

Federal and state regulation. Bank of America, the Banks and many of our nonbank subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Bank of America and its nonbanking subsidiaries are also heavily regulated by securities regulators, domestically and internationally. This regulation is designed to protect investors in securities we sell or underwrite. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of nonbanks to offer competing financial services and products.

Governmental fiscal and monetary policy. Our businesses and earnings are affected by domestic and international monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities and mortgage servicing rights and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. Changes in domestic and international monetary policy are beyond our control and hard to predict.

Liquidity risk. Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

For a further discussion of our liquidity picture and the policies and procedures we use to manage our liquidity risks, see “Liquidity Risk and Capital Management” in the MD&A.

Litigation risks. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against Bank of America could have material adverse financial effects or cause significant reputational harm to Bank of America, which in turn could seriously harm our business prospects.

For a further discussion of litigation risks, see “Litigation and Regulatory Matters” in Note 13 of the Notes.

Market risk. We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest margin—the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding—which could in turn affect our net interest income and earnings. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of either the issuer or its country of origin. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse affects on our results from operations and our overall financial condition.

For a further discussion of market risk and our market risk management policies and procedures, see “Market Risk Management” in the MD&A.

Merger risks. There are significant risks and uncertainties associated with mergers. For example, we may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger. In addition, it is possible that the integration process could result in the loss of key employees, or that the disruption of ongoing business from the merger could adversely affect our ability to maintain relationships with clients or suppliers. We have an active acquisition program and there is a risk that integration difficulties may cause us not to realize expected benefits from the transactions We will be subject to similar risks and difficulties in connection with future acquisitions, as well as decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

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

Operational risks. The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with our technical systems, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as, the loss of key individuals or failure on the part of the key individuals to perform properly.

For further discussion of operating risks, see “Operational Risk Management” in the MD&A.

Our reputation is important. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Our failure to address, or to appear to fail to address various issues that could give rise to reputational risk could cause harm to Bank of America and our business prospects. These issues include, but are not limited to, appropriately addressing potential conflicts of interest; legal and regulatory requirements; ethical issues; money-laundering; privacy; properly maintaining customer and associate personal information; record keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Products and services. Our business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competition to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not be successful in introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

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

Item 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of Bank of America’s fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. PROPERTIES

As of December 31, 2006, Bank of America’s principal offices and primarily all of our business segments were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by one of our subsidiaries. We occupy approximately 637,000 square feet and lease approximately 547,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. We occupy approximately 926,000 square feet of space at 100 Federal Street in Boston, which is the headquarters for one of our primary business segments, the Global Wealth and Investment Management Group. The 37-story building is owned by one of our subsidiaries which also leases approximately 463,000 square feet to third parties. We also lease or own a significant amount of space worldwide. As of December 31, 2006, Bank of America and our subsidiaries owned or leased approximately 25,500 locations in 38 states, the District of Columbia and 28 foreign countries.

Item 3. LEGAL PROCEEDINGS

See “Litigation and Regulatory Matters” in Note 13 of the Consolidated Financial Statements beginning on page 137 for Bank of America’s litigation disclosure which is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2006.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each current executive officer of Bank of America are listed below along with such officer’s business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

Amy Woods Brinkley, age 51, Global Risk Executive. Ms. Brinkley was named to her present position in April 2002. From July 2001 to April 2002, she served as Chairman, Credit Policy and Deputy Corporate Risk Management Executive;

and from August 1999 to July 2001, she served as President, Consumer Products. She first became an officer in 1979. She also serves as Global Risk Executive and a director of Bank of America, N.A. and FIA Card Services, N.A.

Barbara J. Desoer, age 54, Global Technology and Operations Executive. Ms Desoer was named to her present position in August 2004. From July 2001 to August 2004, she served as President, Consumer Products; and from September 1999 to July 2001, she served as Director of Marketing. She first became an officer in 1977. She also serves as Global Technology and Operations Executive and a director of Bank of America, N.A. and FIA Card Services, N.A.

Kenneth D. Lewis, age 59, Chairman, Chief Executive Officer and President. Mr. Lewis was named Chief Executive Officer in April 2001, President in July 2004 and Chairman in February 2005. From April 2001 to April 2004, he served as Chairman; from January 1999 to April 2004, he served as President; and from October 1999 to April 2001, he served as Chief Operating Officer. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as Chairman, Chief Executive Officer, President and a director of Bank of America, N.A. and FIA Card Services, N.A.

Liam E. McGee, age 52, President, Global Consumer and Small Business Banking. Mr. McGee was named to his present position in August 2004. From August 2001 to August 2004, he served as President, Global Consumer Banking; from August 2000 to August 2001, he served as President, Bank of America California; and from August 1998 to August 2000, he served as President, Southern California Region. He first became an officer in 1990. He also serves as President, Global Consumer and Small Business Banking and a director of Bank of America, N.A. and FIA Card Services, N.A.

Brian T. Moynihan, age 47, President, Global Wealth and Investment Management. Mr. Moynihan was named to his present position in April 2004. Previously he held the following positions at FleetBoston Financial Corporation: from 1999 to April 2004, he served as Executive Vice President with responsibility for Brokerage and Wealth Management from 2000, and Regional Commercial Financial Services and Investment Management from May 2003. He first became an officer in 1993. He also serves as President, Global Wealth and Investment Management and a director of Bank of America, N.A. and FIA Card Services, N.A.

Joe L. Price, age 46, Chief Financial Officer. Mr. Price was named to his present position in January 2007. From June 2003 to December 2006, he served as GCIB Risk Management Executive; from July 2002 to May 2003 he served as Senior Vice President Corporate Strategy and President, Consumer Special Assets; from November 1999 to July 2002 he served as President, Consumer Finance; from August 1997 to October 1999 he served as Corporate Risk Evaluation Executive and General Auditor; from June 1995 to July 1997 he served as Controller; and from April 1993 to May 1995 he served as Accounting Policy and Finance Executive. He first became an officer in 1993. He also serves as Chief Financial Officer and a director of Bank of America, N.A. and FIA Card Services, N.A.

R. Eugene Taylor, age 59, Vice Chairman and President, Global Corporate and Investment Banking. Mr. Taylor was named to his present position in July, 2005. From February 2005 to July 2005, he served as President, Global Business and Financial Services; from August 2004 to February 2005, he served as President, Commercial Banking; from June 2000 to August 2004, he served as President, Consumer and Commercial Banking; from February 2000 to June 2000, he served as President, Central Region; and from October 1998 to June 2000, he served as President, West Region. He first became an officer in 1970. He also serves as Vice-Chairman and President, Global Corporate and Investment Banking and a director of Bank of America, N.A. and FIA Card Services, N.A.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stock Holder Matters

The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low closing sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

	Quarter	High	Low

Bank of America Corporation
2005	first	$47.08	$43.66
	second	47.08	44.01
	third	45.98	41.60
	fourth	46.99	41.57
2006	first	47.08	43.09
	second	50.47	45.48
	third	53.57	47.98
	fourth	54.90	51.66

As of February 26, 2007, there were 272,123 record holders of Common Stock. During 2005 and 2006, Bank of America paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends paid per share of Common Stock for the periods indicated:

	Quarter	Dividend
2005	first	$.45
	second	.45
	third	.50
	fourth	.50
2006	first	.50
	second	.50
	third	.56
	fourth	.56

For additional information regarding the Corporation’s ability to pay dividends, see the discussion under the heading “Government Supervision and Regulation—Distributions” in this report and Note 15 of the Consolidated Financial Statements on page 149 which is incorporated herein by reference.

For information on the Corporation’s equity compensation plans, see Note 17 of the Consolidated Financial Statements on page 156 which is incorporated herein by reference.

See Note 14 of the Consolidated Financial Statements on page 145 for information on the monthly share repurchases activity for the three and twelve months ended December 31, 2006, 2005 and 2004, including total common shares repurchased and announced programs, weighted average per share price and the remaining buy back authority under announced programs which is incorporated herein by reference.

The Corporation did not have any unregistered sales of its equity securities in fiscal year 2006.

Item 6. Selected Financial Data

See Table 5 in the MD&A on page 21 and Table XII of the Statistical Financial Information on page 95 which are incorporated herein by reference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Annual Report of Bank of America Corporation and its subsidiaries (the Corporation) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A. “Risk Factors.” The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments; political conditions and related actions by the United States abroad which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), state regulators and the Financial Services Authority (FSA); changes in accounting standards, rules and interpretations; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements, and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

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

At December 31, 2006, the Corporation had $1.5 trillion in assets and approximately 203,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

In January 2007, the Board of Directors (the Board) authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion to be completed within a period of 12 to 18 months. In April 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 12 to 18 months, of which the lesser of approximately $4.9 billion, or 63.1 million shares, remains available for repurchase under the program at December 31, 2006.

In January 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on March 23, 2007 to common shareholders of record on March 2, 2007. In October 2006, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share which was paid on December 22, 2006 to common shareholders of record on December 1, 2006. In July 2006, the Board increased the quarterly cash dividend on common stock 12 percent from $0.50 to $0.56 per share.

In December 2006, the Corporation completed the sale of its retail and commercial business in Hong Kong and Macau (Asia Commercial Banking business) to China Construction Bank (CCB) for $1.25 billion. The sale resulted in a $165 million gain (pre-tax) that was recorded in Other Income.

In November 2006, the Corporation announced a definitive agreement to acquire U.S. Trust Corporation (U.S. Trust) for $3.3 billion in cash. U.S. Trust is one of the largest and most respected U.S. firms which focuses exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition will significantly increase the size and capabilities of the Corporation’s wealth business and position it as one of the largest financial services companies managing private wealth in the U.S. The transaction is expected to close in the third quarter of 2007.

In November 2006, the Corporation issued 81,000 shares of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series E with a par value of $0.01 per share for $2.0 billion. In September 2006, the Corporation issued 33,000 shares of Bank of America Corporation 6.204% Non-Cumulative Preferred Stock, Series D with a par value of $0.01 per share for $825 million. In July 2006, the Corporation redeemed its 700,000 shares, or $175 million, of Fixed/Adjustable Rate Cumulative Preferred Stock and redeemed its 382,450 shares, or $96 million, of 6.75% Perpetual Preferred Stock. Both classes were redeemed at their stated value of $250 per share, plus accrued and unpaid dividends.

In September 2006, the Corporation completed the sale of its Brazilian operations in exchange for approximately $1.9 billion in equity of Banco Itaú Holding Financeira S.A. (Banco Itaú), Brazil’s second largest nongovernment-owned banking company. The sale resulted in a $720 million gain (pre-tax) that was recorded in Other Income. In August 2006, we announced a definitive agreement to sell our operations in Chile and Uruguay for stock in Banco Itaú and other consideration totaling approximately $615 million. These transactions, as well as the previously announced sale of our operations in Argentina, are expected to close in early 2007.

MBNA Merger Overview

The Corporation acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA) on January 1, 2006, for $34.6 billion. In connection therewith 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. Prior to the MBNA merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. The MBNA merger was a tax-free merger for the Corporation. The acquisition expands the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allows the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations and sell these credit cards through our delivery channels (including the retail branch network). MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the MBNA merger date. For more information related to the MBNA merger, see Note 2 of the Corporation’s Consolidated Financial Statements.

Economic Overview

In 2006, the U.S. economic performance was healthy as real Gross Domestic Product grew an estimated annualized 3.4 percent. Consumer spending remained resilient despite significant declines in housing and mortgage refinancing activities. Global economies recorded another solid year of growth, led by robust expansion in Asia. Importantly, Germany and Japan maintained their economic momentum as the U.S. weathered a soft patch in growth. The FRB concluded two consecutive years of rate hikes in June, raising its rate to 5.25 percent, as increases remained on hold in the second half of the year. The yield curve remained inverted for much of the second half of the year, reflecting the FRB’s rate increases, its inflation-fighting credibility, and rising foreign capital inflows. In response to the rate hikes and removal of monetary accommodation, housing sales and construction fell sharply, median house prices flattened after surging for a half decade, and mortgage refinancing activity fell sharply. However, business investment remained strong, and solid increases in nonresidential construction partially offset the declines in housing. Consumer spending, buoyed by rising personal incomes, relative low interest rates and record-breaking wealth, continued to grow, ending the year on a strong note. Dramatic declines in oil and energy prices in August through October sharply reduced inflation, while core measures of inflation, excluding the volatile energy and food components, rose through September. Core inflation drifted modestly lower through year end, but remained above the two percent upper bound of the FRB’s comfort range. With the exception of housing, automobiles and related industries sustained healthy product demand and modest pricing power provided businesses record profits. In this environment, businesses continued to hire, and the unemployment rate receded to 4.5 percent, well below its historic average.

Performance Overview

Net Income reached $21.1 billion, or $4.59 per diluted common share in 2006, increases of 28 percent and 14 percent from $16.5 billion, or $4.04 per diluted common share in 2005.

Table 1

Business Segment Total Revenue and Net Income

	Total Revenue		Net Income
(Dollars in millions)	2006	2005	2006	2005
Global Consumer and Small Business Banking	$41,691	$28,323	$11,171	$7,021
Global Corporate and Investment Banking	22,691	20,600	6,792	6,384
Global Wealth and Investment Management	7,779	7,316	2,403	2,316
All Other	2,086	684	767	744
Total FTE basis (1)	74,247	56,923	21,133	16,465
FTE adjustment (1)	(1,224)	(832)	—	—
Total Consolidated	$73,023	$56,091	$21,133	$16,465

(1)	Total revenue for the business segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 22.

Global Consumer and Small Business Banking

Net Income increased $4.2 billion, or 59 percent, to $11.2 billion and Total Revenue increased $13.4 billion, or 47 percent, to $41.7 billion in 2006 compared to 2005. These increases were driven by higher Net Interest Income and Noninterest Income. Net Interest Income increased primarily due to the MBNA merger and organic growth which increased Average Loans and Leases. Noninterest Income increased primarily due to the MBNA merger which resulted in an increase in Card Income driven by increases in excess servicing income, cash advance fees, interchange income and late fees. These increases were partially offset by higher Noninterest Expense and Provision for Credit Losses, primarily driven by the addition of MBNA. For more information on Global Consumer and Small Business Banking, see page 26.

Global Corporate and Investment Banking

Net Income increased $408 million, or six percent, to $6.8 billion in 2006 compared to 2005. Total Revenue increased $2.1 billion, or 10 percent, to $22.7 billion in 2006 compared to 2005, driven primarily by higher Trading Account Profits and Investment Banking Income, and gains on the sales of our Brazilian operations and Asia Commercial Banking business. Offsetting these increases was spread compression in the loan portfolios which adversely impacted Net Interest Income. In addition, Net Income in 2006 was impacted by increases in Noninterest Expense and Provision for Credit Losses, and a decrease in Gains on Sales of Debt Securities. For more information on Global Corporate and Investment Banking, see page 33.

Global Wealth and Investment Management

Net Income increased $87 million, or four percent, to $2.4 billion in 2006 compared to 2005. The increase was due to higher Total Revenue of $463 million, or six percent, primarily as a result of an increase in Investment and Brokerage Services partially offset by an increase in Noninterest Expense of $295 million, or eight percent, driven by higher personnel-related costs.

Total assets under management increased $60.6 billion to $542.9 billion at December 31, 2006 compared to December 31, 2005. For more information on Global Wealth and Investment Management, see page 38.

All Other

Net Income increased $23 million to $767 million in 2006 compared to 2005. This increase was primarily a result of higher Equity Investment Gains of $902 million and Net Interest Income of $446 million offset by lower Gains (Losses) on Sales of Debt Securities of $(495) million in 2006 compared to $823 million in 2005. For more information on All Other, see page 41.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $4.2 billion to $35.8 billion in 2006 compared to 2005. The primary drivers of the increase were the impact of the MBNA merger (volumes and spreads), consumer and commercial loan growth, and increases in the benefits from asset and liability management (ALM) activities including higher portfolio balances (primarily residential mortgages) and the impact of changes in spreads across all product categories. These increases were partially offset by a lower contribution from market-based earning assets and the higher costs associated with higher levels of wholesale funding. The net interest yield on a FTE basis decreased two basis points (bps) to 2.82 percent in 2006 due primarily to an increase in lower yielding market-based earning assets and loan spreads that continued to tighten due to the flat to inverted yield curve. These decreases were partially offset by widening of spreads on core deposits. For more information on Net Interest Income on a FTE basis, see Tables I and II beginning on page 88.

Noninterest Income

Table 2

Noninterest Income

(Dollars in millions)	2006	2005
Card income	$14,293	$5,753
Service charges	8,224	7,704
Investment and brokerage services	4,456	4,184
Investment banking income	2,317	1,856
Equity investment gains	3,189	2,212
Trading account profits	3,166	1,763
Mortgage banking income	541	805
Other income	2,246	1,077
Total noninterest income	$38,432	$25,354

Noninterest Income increased $13.1 billion to $38.4 billion in 2006 compared to 2005, due primarily to the following:

•	Card Income increased $8.5 billion primarily due to the addition of MBNA resulting in higher excess servicing income, cash advance fees, interchange income and late fees.

•	Service Charges grew $520 million due to increased non-sufficient funds fees and overdraft charges, account service charges, and ATM fees resulting from new account growth and increased account usage.

•	Investment and Brokerage Services increased $272 million primarily reflecting higher levels of assets under management.

•	Investment Banking Income increased $461 million due to higher market activity and continued strength in debt underwriting.

•

Equity Investment Gains increased $977 million primarily due to favorable market conditions driven by liquidity in the capital markets as well as a $341 million gain recorded on the liquidation of a strategic European investment.

•	Trading Account Profits increased $1.4 billion due to a favorable market environment, and benefits from previous investments in personnel and trading infrastructure.

•

Mortgage Banking Income decreased $264 million primarily due to weaker production income driven by margin compression, which negatively impacted the pricing of loans, and a decision to retain a larger portion of mortgage production.

•

Other Income increased $1.2 billion primarily related to the $720 million (pre-tax) gain on the sale of our Brazilian operations and the $165 million (pre-tax) gain on the sale of our Asia Commercial Banking business.

Provision for Credit Losses

The Provision for Credit Losses increased $996 million to $5.0 billion in 2006 compared to 2005. Provision expense rose due to increases from the addition of MBNA, reduced benefits from releases of commercial reserves and lower commercial recoveries. These increases were partially offset by lower bankruptcy-related credit costs on the domestic consumer credit card portfolio.

For more information on credit quality, see Credit Risk Management beginning on page 53.

Gains (Losses) on Sales of Debt Securities

Gains (Losses) on Sales of Debt Securities were $(443) million in 2006 compared to $1.1 billion in 2005. The decrease was primarily due to a loss on the sale of mortgage-backed securities in 2006 compared to gains recorded in 2005. For more information on Gains (Losses) on Sales of Debt Securities, see “Interest Rate Risk Management – Securities” beginning on page 77.

Noninterest Expense

Table 3

Noninterest Expense

(Dollars in millions)	2006	2005
Personnel	$18,211	$15,054
Occupancy	2,826	2,588
Equipment	1,329	1,199
Marketing	2,336	1,255
Professional fees	1,078	930
Amortization of intangibles	1,755	809
Data processing	1,732	1,487
Telecommunications	945	827
Other general operating	4,580	4,120
Merger and restructuring charges	805	412
Total noninterest expense	$35,597	$28,681

Noninterest Expense increased $6.9 billion to $35.6 billion in 2006 compared to 2005, primarily due to the MBNA merger, increased Personnel expense related to higher performance-based compensation and higher Marketing expense related to consumer banking initiatives. Amortization of Intangibles expense was higher due to increases in purchased credit card relationships, affinity relationships, core deposit intangibles and other intangibles, including trademarks.

Income Tax Expense

Income Tax Expense was $10.8 billion in 2006 compared to $8.0 billion in 2005, resulting in an effective tax rate of 33.9 percent in 2006 and 32.7 percent in 2005. The increase in the effective tax rate was primarily due to the charge to Income Tax Expense arising from the change in tax legislation discussed below, the one-time benefit recorded during 2005 related to the repatriation of certain foreign earnings and the January 1, 2006 addition of MBNA. For more information on Income Tax Expense, see Note 18 of the Consolidated Financial Statements.

During the second quarter of 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA). Among other things, TIPRA repealed certain provisions of prior law relating to transactions entered into under the extraterritorial income and foreign sales corporation regimes. The TIPRA repeal results in an increase in the U.S. taxes expected to be paid on certain portions of the income earned from such transactions after December 31, 2006. Accounting for the change in law resulted in the recognition of a $175 million charge to Income Tax Expense in 2006.

Balance Sheet Analysis

Table 4

Selected Balance Sheet Data

	December 31		Average Balance
(Dollars in millions)	2006	2005	2006	2005
Assets
Federal funds sold and securities purchased under agreements to resell	$135,478	$149,785	$175,334	$169,132
Trading account assets	153,052	131,707	145,321	133,502
Debt securities	192,846	221,603	225,219	219,843
Loans and leases, net of allowance for loan and lease losses	697,474	565,746	643,259	528,793
All other assets	280,887	222,962	277,548	218,622
Total assets	$1,459,737	$1,291,803	$1,466,681	$1,269,892
Liabilities
Deposits	$693,497	$634,670	$672,995	$632,432
Federal funds purchased and securities sold under agreements to repurchase	217,527	240,655	286,903	230,751
Trading account liabilities	67,670	50,890	64,689	57,689
Commercial paper and other short-term borrowings	141,300	116,269	124,229	95,657
Long-term debt	146,000	100,848	130,124	97,709
All other liabilities	58,471	46,938	57,278	55,793
Total liabilities	1,324,465	1,190,270	1,336,218	1,170,031
Shareholders’ equity	135,272	101,533	130,463	99,861
Total liabilities and shareholders’ equity	$1,459,737	$1,291,803	$1,466,681	$1,269,892

At December 31, 2006, Total Assets were $1.5 trillion, an increase of $167.9 billion, or 13 percent, from December 31, 2005. Average Total Assets in 2006 increased $196.8 billion, or 15 percent, from 2005. Growth in period end and average Total Assets was primarily attributable to the MBNA merger, which had $83.3 billion of Total Assets on January 1, 2006. The increase in Loans and Leases was also attributable to organic growth. In addition, market-based earning assets increased $42.2 billion and $46.9 billion on a period end and average basis due to continued growth and build out in the Capital Markets and Advisory Services business within Global Corporate and Investment Banking.

At December 31, 2006, Total Liabilities were $1.3 trillion, an increase of $134.2 billion, or 11 percent, from December 31, 2005. Average Total Liabilities in 2006 increased $166.2 billion, or 14 percent, from 2005. Growth in period end and average Total Liabilities was primarily attributable to increases in Deposits and Long-term Debt, due to the assumption of liabilities in connection with the MBNA merger and the net issuances of Long-term Debt. Funding requirements related to the support of growth in assets, including the financing needs of our trading business, resulted in increases in certain other funding categories.

Period end and average Shareholders’ Equity increased primarily from the issuance of stock related to the MBNA merger.

Federal Funds Sold and Securities Purchased under Agreements to Resell

The Federal Funds Sold and Securities Purchased under Agreements to Resell average balance increased $6.2 billion, or four percent, in 2006 compared to the prior year. The increase was from activities in the trading businesses, primarily in interest rate and equity products, as a result of expanded activities related to a variety of client needs.

Trading Account Assets

Trading Account Assets consist primarily of fixed income securities (including government and corporate debt), equity and convertible instruments. The average balance increased $11.8 billion to $145.3 billion in 2006, which was due to growth in client-driven market-making activities in interest rate, credit and equity products. For additional information, see Market Risk Management beginning on page 72.

Debt Securities

Available-for-sale (AFS) Debt Securities include fixed income securities such as mortgage-backed securities, foreign debt, asset-backed securities, municipal debt, U.S. Government agencies and corporate debt. We use the AFS portfolio primarily to manage interest rate risk and liquidity risk and to take advantage of market conditions that create more economically attractive returns on these investments. The average balance in the securities portfolio increased $5.4 billion from 2005 primarily due to the increase in the AFS portfolio in the first half of the year partially offset by the sale of mortgage-backed securities of $43.7 billion in the third quarter of 2006. For additional information, see Market Risk Management beginning on page 72.

Loans and Leases, Net of Allowance for Loan and Lease Losses

Average Loans and Leases, net of Allowance for Loan and Lease Losses, was $643.3 billion in 2006, an increase of 22 percent from 2005. The consumer loan and lease portfolio increased $83.9 billion primarily due to higher retained mortgage production and the MBNA merger. The commercial loan and lease portfolio increased $31.3 billion due to organic growth and the MBNA merger, including the business card portfolio. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see Credit Risk Management beginning on page 53, and Notes 6 and 7 of the Consolidated Financial Statements.

Deposits

Average Deposits increased $40.6 billion to $673.0 billion in 2006 compared to 2005 due to a $24.2 billion increase in average foreign interest-bearing deposits and a $14.0 billion increase in average domestic interest-bearing deposits primarily due to the assumption of liabilities in connection with the MBNA merger. We categorize our deposits as core or market-based deposits. Core deposits are generally customer-based and represent a stable, low-cost funding source that usually react more slowly to interest rate changes than market-based deposits. Core deposits include savings, NOW and money market accounts, consumer CDs and IRAs, and noninterest-bearing deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $11.0 billion to $574.6 billion in 2006, a two percent increase from the prior year. The increase was distributed between consumer CDs and noninterest-bearing deposits partially offset by decreases in NOW and money market deposits, and savings. The increase in consumer CDs was impacted by the shift of deposit balances from NOW and money market deposits and savings to consumer CDs as a result of the favorable rates offered on consumer CDs. Average market-based deposit funding increased $29.6 billion to $98.4 billion in 2006 compared to 2005 due to increases of $24.2 billion in foreign interest-bearing deposits and $5.3 billion in negotiable CDs, public funds and other time deposits related to funding of growth in core and market-based assets.

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

The Federal Funds Purchased and Securities Sold under Agreements to Repurchase average balance increased $56.2 billion to $286.9 billion in 2006 as a result of expanded trading activities within interest rate and equity products related to client activities.

Trading Account Liabilities

Trading Account Liabilities consist primarily of short positions in fixed income securities (including government and corporate debt), equity and convertible instruments. The average balance increased $7.0 billion to $64.7 billion in 2006, which was due to growth in client-driven market-making activities in equity products, partially offset by a reduction in interest rate products. For additional information, see Market Risk Management beginning on page 72.

Commercial Paper and Other Short-term Borrowings

Commercial Paper and Other Short-term Borrowings provide a funding source to supplement Deposits in our ALM strategy. The average balance increased $28.6 billion to $124.2 billion in 2006, mainly due to the increase in Federal Home Loan Bank advances to fund core asset growth, primarily in the ALM portfolio.

Long-term Debt

Period end and average Long-term Debt increased $45.2 billion and $32.4 billion. The increase resulted from the funding of core asset growth, the addition of MBNA and the issuance of subordinated debt to support Tier 2 capital. For additional information, see Note 12 of the Consolidated Financial Statements.

Shareholders’ Equity

Period end and average Shareholders’ Equity increased $33.7 billion and $30.6 billion primarily due to the issuance of stock related to the MBNA merger. This increase along with Net Income and issuances of Preferred Stock, was partially offset by cash dividends, net share repurchases of Common Stock and redemption of Preferred Stock.

Table 5

Five Year Summary of Selected Financial Data

(Dollars in millions, except per share information)	2006	2005	2004	2003	2002
Income statement
Net interest income	$34,591	$30,737	$27,960	$20,505	$20,117
Noninterest income	38,432	25,354	21,005	17,329	14,874
Total revenue	73,023	56,091	48,965	37,834	34,991
Provision for credit losses	5,010	4,014	2,769	2,839	3,697
Gains (losses) on sales of debt securities	(443)	1,084	1,724	941	630
Noninterest expense	35,597	28,681	27,012	20,155	18,445
Income before income taxes	31,973	24,480	20,908	15,781	13,479
Income tax expense	10,840	8,015	6,961	5,019	3,926
Net income	21,133	16,465	13,947	10,762	9,553
Average common shares issued and outstanding (in thousands)	4,526,637	4,008,688	3,758,507	2,973,407	3,040,085
Average diluted common shares issued and outstanding (in thousands)	4,595,896	4,068,140	3,823,943	3,030,356	3,130,935
Performance ratios
Return on average assets	1.44%	1.30%	1.34%	1.44%	1.46%
Return on average common shareholders’ equity	16.27	16.51	16.47	21.50	19.96
Total ending equity to total ending assets	9.27	7.86	9.03	6.76	7.92
Total average equity to total average assets	8.90	7.86	8.12	6.69	7.33
Dividend payout	45.66	46.61	46.31	39.76	38.79
Per common share data
Earnings	$4.66	$4.10	$3.71	$3.62	$3.14
Diluted earnings	4.59	4.04	3.64	3.55	3.05
Dividends paid	2.12	1.90	1.70	1.44	1.22
Book value	29.70	25.32	24.70	16.86	17.04
Average balance sheet
Total loans and leases	$652,417	$537,218	$472,617	$356,220	$336,820
Total assets	1,466,681	1,269,892	1,044,631	749,104	653,732
Total deposits	672,995	632,432	551,559	406,233	371,479
Long-term debt	130,124	97,709	92,303	67,077	65,550
Common shareholders’ equity	129,773	99,590	84,584	50,035	47,837
Total shareholders’ equity	130,463	99,861	84,815	50,091	47,898
Asset Quality
Allowance for credit losses	$9,413	$8,440	$9,028	$6,579	$6,851
Nonperforming assets	1,856	1,603	2,455	3,021	5,262
Allowance for loan and lease losses as a percentage of total loans and leases outstanding	1.28%	1.40%	1.65%	1.66%	1.85%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases	505	532	390	215	126
Net charge-offs	$4,539	$4,562	$3,113	$3,106	$3,697
Net charge-offs as a percentage of average loans and leases	0.70%	0.85%	0.66%	0.87%	1.10%
Nonperforming loans and leases as a percentage of total loans and leases outstanding	0.25	0.26	0.42	0.77	1.47
Nonperforming assets as a percentage of total loans, leases, and foreclosed properties	0.26	0.28	0.47	0.81	1.53
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.99	1.76	2.77	1.98	1.72
Capital ratios (period end)
Risk-based capital:
Tier 1	8.64%	8.25%	8.20%	8.02%	8.41%
Total	11.88	11.08	11.73	12.05	12.63
Tier 1 Leverage	6.36	5.91	5.89	5.86	6.44
Market capitalization	$238,021	$184,586	$190,147	$115,926	$104,418
Market price per share of common stock
Closing	$53.39	$46.15	$46.99	$40.22	$34.79
High closing	54.90	47.08	47.44	41.77	38.45
Low closing	43.09	41.57	38.96	32.82	27.08

Supplemental Financial Data

Table 6 provides a reconciliation of the supplemental financial data mentioned below with financial measures defined by accounting principles generally accepted in the United States (GAAP). Other companies may define or calculate supplemental financial data differently.

Operating Basis Presentation

In managing our business, we may at times look at performance excluding certain nonrecurring items. For example, as an alternative to Net Income, we view results on an operating basis, which represents Net Income excluding Merger and Restructuring Charges. The operating basis of presentation is not defined by GAAP. We believe that the exclusion of Merger and Restructuring Charges, which represent events outside our normal operations, provides a meaningful year-to-year comparison and is more reflective of normalized operations.

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield and operating leverage utilize Net Interest Income (and thus Total Revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Targets vary by year and by business, and are based on a variety of factors including maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios, earnings per common share (EPS), return on average assets, and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 6.

Return on Average Common Shareholders’ Equity, Return on Average Tangible Shareholders’ Equity and Shareholder Value Added

We also evaluate our business based upon return on average common shareholders’ equity (ROE), return on average tangible shareholders’ equity (ROTE), and shareholder value added (SVA) measures. ROE, ROTE and SVA utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity allocated to that unit. ROTE measures the earnings contribution of the Corporation as a percentage of Shareholders’ Equity reduced by Goodwill. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. These measures are used to evaluate our use of equity (i.e., capital) at the individual unit level and are integral components in the analytics for resource allocation. We believe using SVA as a performance measure places specific focus on whether incremental investments generate returns in excess of the costs of capital associated with those investments. In addition, profitability, relationship, and investment models all use ROE and SVA as key measures to support our overall growth goal.

Table 6

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

(Dollars in millions, except per share information)	2006	2005	2004		2003		2002
Operating basis (1)
Operating earnings	$21,640	$16,740	$14,358		$10,762		$9,553
Operating earnings per common share	4.78	4.17	3.82		3.62		3.14
Diluted operating earnings per common share	4.70	4.11	3.75		3.55		3.05
Shareholder value added	9,121	6,594	5,718		5,475		4,509
Return on average assets	1.48%	1.32%	1.37%		1.44%		1.46%
Return on average common shareholders’ equity	16.66	16.79	16.96		21.50		19.96
Return on average tangible shareholders’ equity	33.59	30.70	29.79		27.84		26.01
Operating efficiency ratio (FTE basis)	46.86	49.66	53.13		52.38		51.84
Dividend payout ratio	44.59	45.84	44.98		39.76		38.79
Operating leverage	7.25	7.48	(1.85)		(1.12)		n/a
FTE basis data
Net interest income	$35,815	$31,569	$28,677		$21,149		$20,705
Total revenue	74,247	56,923	49,682		38,478		35,579
Net interest yield	2.82%	2.84%	3.17%		3.26%		3.63%
Efficiency ratio	47.94	50.38	54.37		52.38		51.84
Reconciliation of net income to operating earnings
Net income	$21,133	$16,465	$13,947		$10,762		$9,553
Merger and restructuring charges	805	412	618		—		—
Related income tax benefit	(298)	(137)	(207)		—		—
Operating earnings	$21,640	$16,740	$14,358		$10,762		$9,553
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$130,463	$99,861	$84,815		$50,091		$47,898
Average goodwill	(66,040)	(45,331)	(36,612)		(11,440)		(11,171)
Average tangible shareholders’ equity	$64,423	$54,530	$48,203		$38,651		$36,727
Reconciliation of EPS to operating EPS
Earnings per common share	$4.66	$4.10	$3.71		$3.62		$3.14
Effect of merger and restructuring charges, net of tax benefit	0.12	0.07	0.11		—		—
Operating earnings per common share	$4.78	$4.17	$3.82		$3.62		$3.14
Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$4.59	$4.04	$3.64		$3.55		$3.05
Effect of merger and restructuring charges, net of tax benefit	0.11	0.07	0.11		—		—
Diluted operating earnings per common share	$4.70	$4.11	$3.75		$3.55		$3.05
Reconciliation of net income to shareholder value added
Net income	$21,133	$16,465	$13,947		$10,762		$9,553
Amortization of intangibles	1,755	809	664		217		218
Merger and restructuring charges, net of tax benefit	507	275	411		—		—
Cash basis earnings on an operating basis	23,395	17,549	15,022		10,979		9,771
Capital charge	(14,274)	(10,955)	(9,304)		(5,504)		(5,262)
Shareholder value added	$9,121	$6,594	$5,718		$5,475		$4,509
Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.44%	1.30%	1.34%		1.44%		1.46%
Effect of merger and restructuring charges, net of tax benefit	0.04	0.02	0.03		—		—
Operating return on average assets	1.48%	1.32%	1.37%		1.44%		1.46%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	16.27%	16.51%	16.47%		21.50%		19.96%
Effect of merger and restructuring charges, net of tax benefit	0.39	0.28	0.49		—		—
Operating return on average common shareholders’ equity	16.66%	16.79%	16.96%		21.50%		19.96%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	32.80%	30.19%	28.93%		27.84%		26.01%
Effect of merger and restructuring charges, net of tax benefit	0.79	0.51	0.86		—		—
Operating return on average tangible shareholders’ equity	33.59%	30.70%	29.79%		27.84%		26.01%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	47.94%	50.38%	54.37%		52.38%		51.84%
Effect of merger and restructuring charges	(1.08)	(0.72)	(1.24)		—		—
Operating efficiency ratio	46.86%	49.66%	53.13%		52.38%		51.84%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	45.66%	46.61%	46.31%		39.76%		38.79%
Effect of merger and restructuring charges, net of tax benefit	(1.07)	(0.77)	(1.33)		—		—
Operating dividend payout ratio	44.59%	45.84%	44.98%		39.76%		38.79%
Reconciliation of operating leverage to operating basis operating leverage
Operating leverage	6.32%	8.40%	(4.91	) %	(1.12	) %	n/a
Effect of merger and restructuring charges	0.93	(0.92)	3.06		—		n/a
Operating leverage	7.25%	7.48%	(1.85	) %	(1.12	) %	n/a

(1)	Operating basis excludes Merger and Restructuring Charges which were $805 million, $412 million, and $618 million in 2006, 2005, and 2004.

n/a = not available

Core Net Interest Income – Managed Basis

In managing our business, we review core net interest income – managed basis, which adjusts reported Net Interest Income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the Global Corporate and Investment Banking business segment section beginning on page 33, we evaluate our market-based results and strategies on a total market-based revenue approach by combining Net Interest Income and Noninterest Income for the Capital Markets and Advisory Services business. We also adjust for loans that we originated and sold into certain securitizations. These securitizations include off-balance sheet Loans and Leases, specifically those loans in revolving securitizations and other securitizations where servicing is retained by the Corporation (e.g., credit card and home equity lines). Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in assessing the results of the Corporation. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 7

Core Net Interest Income – Managed Basis

(Dollars in millions)	2006	2005	2004
Net interest income
As reported (FTE basis)	$35,815	$31,569	$28,677
Impact of market-based net interest income (1)	(1,651)	(1,938)	(2,606)
Core net interest income	34,164	29,631	26,071
Impact of securitizations	7,045	323	1,040
Core net interest income – managed basis	$41,209	$29,954	$27,111
Average earning assets
As reported	$1,269,144	$1,111,994	$905,273
Impact of market-based earning assets (1)	(369,164)	(322,236)	(246,704)
Core average earning assets	899,980	789,758	658,569
Impact of securitizations	98,152	9,033	13,591
Core average earning assets – managed basis	$998,132	$798,791	$672,160
Net interest yield contribution
As reported (FTE basis)	2.82%	2.84%	3.17%
Impact of market-based activities	0.98	0.91	0.79
Core net interest yield on earning assets	3.80	3.75	3.96
Impact of securitizations	0.33	—	0.07
Core net interest yield on earning assets – managed basis	4.13%	3.75%	4.03%

(1)	Represents amounts from the Capital Markets and Advisory Services business within Global Corporate and Investment Banking.

Core net interest income on a managed basis increased $11.3 billion. This increase was primarily driven by the impact of the MBNA merger (volumes and spreads), consumer (primarily home equity) and commercial loan growth, and increases in the benefits from ALM activities, including increased portfolio balances (primarily residential mortgages) and the impact of changes in spreads across all product categories. Partially offsetting these increases was the higher costs associated with higher levels of wholesale funding.

On a managed basis, core average earning assets increased $199.3 billion primarily due to the impact of the MBNA merger, higher levels of consumer and commercial loans from organic growth and higher ALM levels (primarily residential mortgages).

Core net interest yield on a managed basis increased 38 bps as a result of the impact of the MBNA merger (volumes and spreads) and core deposit spread widening, partially offset by loan spread compression due to the flat to inverted yield curve and increased costs associated with higher levels of wholesale funding.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking, and Global Wealth and Investment Management. All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133) hedge accounting treatment, certain gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 22. We begin by evaluating the operating results of the businesses which by definition excludes Merger and Restructuring Charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine operating income. The Net Interest Income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

The management accounting reporting process derives segment and business results by utilizing allocation methodologies for revenue, expense and capital. The Net Income derived for the businesses are dependent upon revenue and cost allocations using an activity-based costing model, funds transfer pricing, other methodologies, and assumptions management believes are appropriate to reflect the results of the business.

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect Net Interest Income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses (i.e., Deposits) such as external product pricing decisions, including deposit pricing strategies, as well as the effects of our internal funds transfer pricing process and other ALM actions such as portfolio positioning. The net effects of other ALM activities are reported in each of the Corporation’s segments under ALM/Other. In addition, any residual effect of the funds transfer pricing process is retained in All Other.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 53. ROE is calculated by dividing Net Income by average allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e., equity). Cash basis earnings on an operating basis is defined as Net Income adjusted to exclude Merger and Restructuring Charges and Amortization of Intangibles. The charge for capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Average equity is allocated to the business level using a methodology identical to that used in the ROE calculation. Management reviews the estimate of the rate used to calculate the capital charge annually. The Capital Asset Pricing Model is used to estimate our cost of capital.

See Note 20 of the Consolidated Financial Statements for additional business segment information, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Global Consumer and Small Business Banking

	2006
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/Other
Net interest income (2)	$21,100	$9,767	$8,805	$599	$1,406	$523
Noninterest income
Card income	13,504	1,911	11,593	—	—	—
Service charges	5,343	5,343	—	—	—	—
Mortgage banking income	877	—	—	793	84	—
All other income	867	—	1,087	44	—	(264)
Total noninterest income	20,591	7,254	12,680	837	84	(264)
Total revenue (2)	41,691	17,021	21,485	1,436	1,490	259

Provision for credit losses	5,172	165	4,727	17	47	216
Gains (losses) on sales of debt securities	(1)	—	—	—	—	(1)
Noninterest expense	18,830	9,053	7,827	972	641	337
Income before income taxes (2)	17,688	7,803	8,931	447	802	(295)
Income tax expense (benefit)	6,517	2,875	3,291	165	295	(109)
Net income	$11,171	$4,928	$5,640	$282	$507	$(186)

Shareholder value added	$5,738	$3,610	$1,908	$75	$343	$(198)
Net interest yield (2)	6.42%	2.94%	8.93%	1.77%	2.47%	n/m
Return on average equity	17.70	32.53	12.67	14.95	33.96	n/m
Efficiency ratio (2)	45.17	53.19	36.43	67.71	43.01	n/m
Period end—total assets (3)	$382,392	$342,443	$143,179	$37,282	$63,742	n/m

	2005
(Dollars in millions)	Total	Deposits	Card Services (1)	Mortgage	Home Equity	ALM/Other
Net interest income (2)	$16,898	$8,537	$5,009	$745	$1,291	$1,316
Noninterest income
Card income	5,084	1,560	3,524	—	—	—
Service charges	4,996	4,996	—	—	—	—
Mortgage banking income	1,012	—	—	935	77	—
All other income	333	—	57	21	—	255
Total noninterest income	11,425	6,556	3,581	956	77	255
Total revenue (2)	28,323	15,093	8,590	1,701	1,368	1,571

Provision for credit losses	4,243	98	3,999	21	38	87
Gains (losses) on sales of debt securities	(2)	—	—	—	—	(2)
Noninterest expense	13,124	8,079	2,968	1,059	646	372
Income before income taxes (2)	10,954	6,916	1,623	621	684	1,110
Income tax expense	3,933	2,484	582	223	246	398
Net income	$7,021	$4,432	$1,041	$398	$438	$712

Shareholder value added	$4,318	$3,118	$21	$212	$315	$652
Net interest yield (2)	5.65%	2.77%	8.90%	1.99%	2.71%	n/m
Return on average equity	23.73	29.56	9.28	23.12	39.20	n/m
Efficiency ratio (2)	46.34	53.52	34.55	62.26	47.24	n/m
Period end—total assets (3)	$331,259	$321,030	$66,338	$42,183	$51,401	n/m

(1)	Card Services presented on a held view.
(2)	Fully taxable-equivalent basis
(3)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	December 31		Average Balance
(Dollars in millions)	2006	2005	2006	2005
Total loans and leases	$206,040	$151,657	$192,072	$144,027
Total earning assets (1)	319,552	302,619	328,528	298,904
Total assets (1)	382,392	331,259	390,257	326,243
Total deposits	327,236	306,101	330,072	306,098
Allocated equity	60,373	36,861	63,121	29,581

(1)	Total earning assets and Total Assets include asset allocations to match liabilities (i.e., deposits).

The strategy of Global Consumer and Small Business Banking is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 30 states and the District of Columbia. With the recent merger with MBNA, we also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve more than 55 million consumer and small business relationships utilizing our network of 5,747 banking centers, 17,079 domestic branded ATMs, and telephone and Internet channels. Within Global Consumer and Small Business Banking, there are four primary businesses: Deposits, Card Services, Mortgage and Home Equity. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance).

Net Income increased $4.2 billion, or 59 percent, to $11.2 billion and Net Interest Income increased $4.2 billion, or 25 percent in 2006 compared to 2005. These increases were primarily due to the MBNA merger and organic growth which increased Average Loans and Leases.

Noninterest Income increased $9.2 billion, or 80 percent, mainly due to increases of $8.4 billion in Card Income, $534 million in all other income and $347 million in Service Charges. Card Income was higher mainly due to increases in excess servicing income, cash advance fees, interchange income and late fees due primarily to the impact of the MBNA merger. All other income increased primarily as a result of the MBNA merger. Service Charges increased due to new account growth and increased usage.

The Provision for Credit Losses increased $929 million, or 22 percent, to $5.2 billion in 2006 compared to 2005 primarily resulting from a $728 million increase in Card Services mainly driven by the MBNA merger. For further discussion of this increase in the Provision for Credit Losses related to Card Services, see the Card Services discussion beginning on page 28.

Noninterest Expense increased $5.7 billion, or 43 percent, in 2006 compared to 2005. The primary driver of the increase was the MBNA merger, which increased most expense items including Personnel, Marketing and Amortization of Intangibles. Amortization of Intangibles expense was higher due to increases in purchased credit card relationships, affinity relationships, core deposit intangibles and other intangibles, including trademarks related to the MBNA merger.

Deposits

Deposits provides a comprehensive range of products to consumers and small businesses. Our products include traditional savings accounts, money market savings accounts, CDs and IRAs, and regular and interest-checking accounts. Debit card results are also included in Deposits.

Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate various account fees such as non-sufficient fund fees, overdraft charges and account service fees while debit cards generate interchange fees. Interchange fees are volume based and paid by merchants to have the debit transactions processed.

We added approximately 2.4 million net new retail checking accounts and 1.2 million net new retail savings accounts during 2006. These additions resulted from continued improvement in sales and service results in the Banking Center Channel, the introduction of products such as Keep the ChangeTM as well as eCommerce accessibility and customer referrals.

The Corporation migrates qualifying affluent customers, and their related deposit balances and associated Net Interest Income from the Global Consumer and Small Business Banking segment to Global Wealth and Investment Management.

Net Income increased $496 million, or 11 percent, in 2006 compared to 2005. The increase in Net Income was driven by an increase in Total Revenue of $1.9 billion, or 13 percent compared to 2005. Driving this growth was an increase of $1.2 billion, or 14 percent, in Net Interest Income resulting from higher average deposit levels and an increase in deposit spreads. Average deposits increased $24.0 billion, or eight percent, compared to 2005, primarily due to the MBNA merger. Deposit spreads increased 17 bps to 3.00 percent, compared to 2005 as we effectively managed pricing in a rising interest rate environment. The increase in deposits was partially offset by the migration of deposit balances to Global Wealth and Investment Management. Noninterest Income increased $698 million, or 11 percent, driven by higher debit card interchange income and higher Service Charges. The increase in debit card interchange income was primarily due to a higher number of active debit cards, increased usage, and continued improvements in penetration and activation rates. Service Charges were higher due to increased non-sufficient funds fees and overdraft charges, account service charges and ATM fees resulting from new account growth and increased usage.

Total Noninterest Expense increased $974 million, or 12 percent, in 2006 compared to 2005, primarily driven by costs associated with increased account volume.

Card Services

Card Services, which excludes the results of debit cards (included in Deposits), provides a broad offering of products, including U.S. Consumer and Business Card, Unsecured Lending, Merchant Services and International Card Businesses. As a result of the MBNA merger, we offer a variety of co-branded and affinity credit card products and have become the leading issuer of credit cards through endorsed marketing. Prior to the merger with MBNA, Card Services included U.S. Consumer Card, U.S. Business Card, and Merchant Services.

We present our Card Services business on both a held and managed basis (a non-GAAP measure). The performance of the managed portfolio is important to understanding Card Services’ results as it demonstrates the results of the entire portfolio serviced by the business, as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. For assets that have been securitized, interest income, fee revenue and recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables are all reclassified into excess servicing income, which is a component of Card Income. Managed noninterest income includes the impact of gains recognized on securitized loan principal receivables in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125” (SFAS 140). Managed credit impact represents the held Provision for Credit Losses combined with credit losses associated with the securitized loan portfolio. The following tables reconcile the Card Services portfolio and certain credit card data on a held basis to managed basis to reflect the impact of securitizations.

Card Services Data (1)

(Dollars in millions)	2006	2005
Income Statement Data

Held net interest income	$8,805	$5,009
Securitizations impact	7,584	503
Managed net interest income	$16,389	$5,512

Held total noninterest income	$12,680	$3,581
Securitizations impact	(4,221)	(69)
Managed total noninterest income	$8,459	$3,512

Held total revenue	$21,485	$8,590
Securitizations impact	3,363	434
Managed total revenue	$24,848	$9,024

Held provision for credit losses	$4,727	$3,999
Securitizations impact (2)	3,363	434
Managed credit impact	$8,090	$4,433

Balance Sheet Data

Average held Card Services outstandings	$95,256	$56,072
Securitizations impact	96,238	5,051
Average managed Card Services outstandings	$191,494	$61,123

Ending held Card Services outstandings	$101,532	$61,397
Securitizations impact	101,865	2,237
Ending managed Card Services outstandings	$203,397	$63,634

Credit Quality Statistics (3)

Held net charge-offs	$3,871	$3,759
Securitizations impact (2)	3,363	434
Managed Card Services net losses	$7,234	$4,193

Held net charge-offs	4.06%	6.70%
Securitizations impact (2)	(0.28)	0.16
Managed Card Services net losses	3.78%	6.86%

Credit Card Data (4)
(Dollars in millions)	2006	2005
Balance Sheet Data

Average held credit card outstandings	$72,979	$53,997
Securitizations impact	90,430	5,051
Average managed credit card outstandings	$163,409	$59,048

Ending held credit card outstandings	$72,194	$58,548
Securitizations impact	98,295	2,237
Ending managed credit card outstandings	$170,489	$60,785

Credit Quality Statistics (3)

Held net charge-offs	$3,319	$3,652
Securitizations impact (2)	3,056	434
Managed credit card net losses	$6,375	$4,086

Held net charge-offs	4.55%	6.76%
Securitizations impact (2)	(0.65)	0.16
Managed credit card net losses	3.90%	6.92%

(1)

Beginning with the first quarter of 2006, Card Services includes U.S. Consumer and Business Card, Unsecured Lending, Merchant Services and International Card Businesses. Prior to January 1, 2006, Card Services included U.S. Consumer Card, U.S. Business Card, and Merchant Services.

(2)	Represents credit losses associated with the securitized loan portfolio.
(3)

Pursuant to American Institute of Certified Public Accountants (AICPA) Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) the Corporation decreased held net charge-offs for Card Services and credit card $288 million or 30 bps and $152 million or 21 bps in 2006. Managed net losses for Card Services and credit card decreased $288 million or 15 bps and $152 million or 9 bps. For more information, refer to the discussion of SOP 03-3 in the Consumer Portfolio Credit Risk Management section beginning on page 53.

(4)	Includes U.S. Consumer Card and Foreign Credit Card. Does not include Business Card.

Managed Basis

Managed Card Services Net Interest Income increased $10.9 billion to $16.4 billion in 2006 compared to 2005. This increase was driven by the addition of MBNA and organic growth which contributed to an increase in total average managed outstandings.

Managed Card Services Noninterest Income increased $4.9 billion to $8.5 billion in 2006 compared to 2005, largely resulting from the MBNA merger and organic growth including increases in interchange income, cash advance fees and late fees.

Managed Card Services net losses increased $3.0 billion to $7.2 billion or 3.78 percent of average Managed Card Services outstandings in 2006 compared to $4.2 billion, or 6.86 percent in 2005, primarily driven by the addition of the MBNA portfolio and portfolio seasoning, partially offset by lower bankruptcy-related losses. The 308 bps decrease in the net loss ratio for Managed Card Services was driven by lower net losses resulting from bankruptcy reform and the beneficial impact of the higher credit quality of the MBNA portfolio compared to the legacy Bank of America portfolio. We expect managed net losses to trend towards more normalized levels in 2007.

Managed Card Services total average outstandings increased $130.4 billion to $191.5 billion in 2006 compared to 2005. This increase was driven by the addition of MBNA and organic growth.

Held Basis

Net Income increased $4.6 billion to $5.6 billion in 2006 compared to 2005 due to revenue growth, partially offset by increases in Noninterest Expense and Provision for Credit Losses.

Held Total Revenue increased $12.9 billion to $21.5 billion in 2006 compared to 2005 primarily due to the addition of MBNA and organic growth. The MBNA merger increased excess servicing income, cash advance fees, late fees, interchange income and all other income. Excess servicing income benefited from lower net losses on the securitized loan portfolio resulting from bankruptcy reform.

Held Provision for Credit Losses increased $728 million to $4.7 billion. This increase was primarily driven by the addition of the MBNA portfolio and seasoning of the business card portfolio, partially offset by reduced credit-related costs on the domestic consumer credit card portfolio. On the domestic consumer credit card portfolio lower bankruptcy charge-offs resulting from bankruptcy reform and the absence of the $210 million provision recorded in 2005 to establish reserves for changes in credit card minimum payment requirements were partially offset by portfolio seasoning.

Card Services held net charge-offs were $3.9 billion, $112 million higher than 2005, driven by the addition of the MBNA portfolio partially offset by lower bankruptcy-related credit card net charge-offs. Credit card held net charge-offs were $3.3 billion, or 4.55 percent of total average held credit card loans, compared to $3.7 billion, or 6.76 percent, for 2005. This decrease was primarily driven by lower bankruptcy-related charge-offs as 2005 included accelerated charge-offs resulting from bankruptcy reform. The decrease was partially offset by the addition of the MBNA portfolio, new advances on accounts for which previous loan balances were sold to the securitization trusts and portfolio seasoning.

Held total Noninterest Expense increased $4.9 billion to $7.8 billion compared to the same period in 2005 primarily driven by the MBNA merger which increased most expense items including Personnel, Marketing, and Amortization of Intangibles.

In connection with MasterCard’s initial public offering on May 24, 2006, the Corporation’s previous investment in MasterCard was exchanged for new restricted shares. The Corporation recognized a net pre-tax gain of approximately $36 million in all other income relating to the shares that were required to be redeemed by MasterCard for cash and no gain was recorded associated with the unredeemed shares. For shares acquired as part of the MBNA merger, a purchase accounting adjustment of $71 million was recorded as a reduction of Goodwill to record the fair value of both the redeemed and unredeemed MasterCard shares. At December 31, 2006, the Corporation had approximately 3.5 million restricted shares of MasterCard that are accounted for at cost.

Mortgage

Mortgage generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Mortgage products are available to our customers through a retail network of personal bankers located in 5,747 banking centers, sales account executives in nearly 200 locations and through a sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 6,500 mortgage brokers in all 50 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans. To manage this portfolio, these products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes.

The mortgage business includes the origination, fulfillment, sale and servicing of first mortgage loan products. Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Servicing income includes ancillary income derived in connection with these activities such as late fees.

Mortgage production within Global Consumer and Small Business Banking was $76.7 billion in 2006 compared to $74.7 billion in 2005.

Net Income for Mortgage declined $116 million, or 29 percent, due to a decrease in Total Revenue of $265 million to $1.4 billion, partially offset by an $87 million decrease in Noninterest Expense. The decline in Total Revenue was due to a decrease of $146 million in Net Interest Income and a decrease of $142 million in Mortgage Banking Income. The reduction in Net Interest Income was primarily driven by the impact of spread compression. The decline in Mortgage Banking Income was primarily due to margin compression which negatively impacted the pricing of loans. This was partially offset by the favorable performance of the Mortgage Servicing Rights (MSRs) net of the derivatives used to economically hedge changes in the fair values of the MSRs. Mortgage was not impacted by the Corporation’s decision to retain a larger share of mortgage production on the Corporation’s Balance Sheet, as Mortgage was compensated for the decision on a management accounting basis with a corresponding offset in All Other.

The Mortgage servicing portfolio includes loans serviced for others and originated and retained residential mortgages. The servicing portfolio at December 31, 2006 was $333.0 billion, $36.2 billion higher than December 31, 2005, primarily driven by production and lower prepayment rates. Included in this amount was $229.9 billion of loans serviced for others.

At December 31, 2006, the consumer MSR balance was $2.9 billion, an increase of $211 million, or eight percent, from December 31, 2005. This value represented 125 bps of the related unpaid principal balance, a 3 bps increase from December 31, 2005. For additional information, see Note 8 of the Consolidated Financial Statements.

Home Equity

Home Equity generates revenue by providing an extensive line of home equity products and services to customers nationwide. Home Equity products include lines of credit and home equity loans and are also available to our customers through our retail network and our partnership with mortgage brokers.

Net Income for Home Equity increased $69 million, or 16 percent, in 2006 compared to 2005. Driving this increase in Net Income was Net Interest Income, which increased $115 million to $1.4 billion in 2006 compared to 2005, primarily attributable to account growth and larger line sizes resulting from enhanced product offerings and the expanding home equity market.

The Home Equity servicing portfolio at December 31, 2006 was $86.5 billion, $14.9 billion higher than December 31, 2005, driven primarily by increased production. Home Equity production within Global Consumer and Small Business Banking increased $9.5 billion to $65.4 billion in 2006 compared to 2005.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s Net Interest Income from ALM activities, the residual of the funds transfer pricing allocation process associated with recording Card Services securitizations and the results of other consumer-related businesses (e.g., insurance).

Net Income decreased $898 million for 2006 compared to 2005. The decrease was primarily a result of a lower contribution from ALM activities and the impact of the residual of the funds transfer pricing allocation process associated with Card Services securitizations.

Global Corporate and Investment Banking

	2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$10,693	$4,605	$1,651	$3,880	$557
Noninterest income
Service charges	2,777	501	120	1,995	161
Investment and brokerage services	1,027	15	867	33	112
Investment banking income	2,477	—	2,476	—	1
Trading account profits	3,028	54	2,748	48	178
All other income	2,689	507	338	734	1,110
Total noninterest income	11,998	1,077	6,549	2,810	1,562
Total revenue (1)	22,691	5,682	8,200	6,690	2,119

Provision for credit losses	(6)	3	14	(2)	(21)
Gains on sales of debt securities	53	13	22	—	18
Noninterest expense	11,998	2,153	5,524	3,248	1,073
Income before income taxes (1)	10,752	3,539	2,684	3,444	1,085
Income tax expense	3,960	1,310	993	1,274	383
Net income	$6,792	$2,229	$1,691	$2,170	$702

Shareholder value added	$2,349	$623	$517	$1,431	$(222)
Net interest yield (1)	1.71%	2.00%	n/m	2.85%	n/m
Return on average equity	16.21	14.23	15.76%	30.76	n/m
Efficiency ratio (1)	52.87	37.89	67.36	48.55	n/m
Period end—total assets (2)	$689,248	$246,414	$384,151	$166,503	n/m
	2005
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$11,156	$4,825	$1,938	$3,375	$1,018
Noninterest income
Service charges	2,618	474	111	1,866	167
Investment and brokerage services	1,046	17	876	28	125
Investment banking income	1,892	—	1,891	—	1
Trading account profits	1,770	(28)	1,618	63	117
All other income	2,118	769	329	676	344
Total noninterest income	9,444	1,232	4,825	2,633	754
Total revenue (1)	20,600	6,057	6,763	6,008	1,772

Provision for credit losses	(291)	67	(27)	(4)	(327)
Gains on sales of debt securities	263	62	55	—	146
Noninterest expense	11,133	2,010	4,754	3,149	1,220
Income before income taxes (1)	10,021	4,042	2,091	2,863	1,025
Income tax expense	3,637	1,448	745	1,030	414
Net income	$6,384	$2,594	$1,346	$1,833	$611

Shareholder value added	$1,966	$1,031	$265	$1,128	$(458)
Net interest yield (1)	2.03%	2.36%	n/m	2.37%	n/m
Return on average equity	15.28	16.92	13.61%	27.06	n/m
Efficiency ratio (1)	54.04	33.18	70.30	52.41	n/m
Period end—total assets (2)	$633,362	$227,523	$338,190	$170,601	n/m

(1)	Fully taxable-equivalent basis
(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	December 31		Average Balance
(Dollars in millions)	2006	2005	2006	2005
Total loans and leases	$246,490	$232,631	$243,282	$214,818
Total trading-related assets	309,321	291,267	338,364	314,568
Total market-based earning assets (1)	347,572	305,374	369,164	322,236
Total earning assets (2)	605,153	553,390	625,212	550,620
Total assets (2)	689,248	633,362	706,906	633,253
Total deposits	216,875	198,352	205,652	189,860
Allocated equity	40,025	43,985	41,892	41,773

(1)	Total market-based earning assets represents earning assets from the Capital Markets and Advisory Services business.
(2)	Total earning assets and Total Assets include asset allocations to match liabilities (i.e., deposits).

Global Corporate and Investment Banking provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products and advisory solutions. Global Corporate and Investment Banking’s products and services are delivered from three primary businesses: Business Lending, Capital Markets and Advisory Services, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and our Latin America and Hong Kong based retail and commercial banking businesses, parts of which were sold in 2006. Our clients are supported through offices in 26 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 65.

Net Income increased $408 million, or six percent, in 2006. Driving the increase were Trading Account Profits, Investment Banking Income, and gains from the sale of our Brazilian operations and Asia Commercial Banking business. These increases were partially offset by declines in Net Interest Income and Gains on Sales of Debt Securities and increases in Provision for Credit Losses and Noninterest Expense.

Although Global Corporate and Investment Banking experienced overall growth in Average Loans and Leases of $28.5 billion, or 13 percent, and an increase in Average Deposits of $15.8 billion, or eight percent, Net Interest Income declined primarily due to the impact of ALM activities, spread compression in the loan portfolio and the impact of the sale of our Brazilian operations in the third quarter of 2006. This decline was partially offset by wider spreads in our Treasury Services deposit base as we effectively managed pricing in a rising interest rate environment.

Noninterest Income increased $2.6 billion, or 27 percent, in 2006. The increase in Noninterest Income was driven largely by the increase in Trading Account Profits, Investment Banking Income, and the gain on the sale of our Brazilian operations and Asia Commercial Banking business. The increases in Trading Account Profits and Investment Banking Income were driven by continued strength in debt underwriting, sales and trading, and a favorable market environment. The sale of our Brazilian operations and Asia Commercial Banking business generated $720 million and $165 million gains (pre-tax), respectively, and were reflected in all other income.

Provision for Credit Losses was negative $6 million in 2006 compared to negative $291 million in 2005. The change in the Provision for Credit Losses was primarily due to the absence in 2006 of benefits from the release of reserves in 2005 related to an improved risk profile in Latin America and reduced uncertainties associated with the FleetBoston Financial Corporation (FleetBoston) credit integration as well as lower commercial recoveries in 2006. This increase was partially offset by benefits in 2006 from reductions in commercial reserves as a stable economic environment throughout 2006 drove sustained favorable commercial credit market conditions.

Noninterest Expense increased $865 million, or eight percent, mainly due to higher Personnel expense, including performance-based incentive compensation primarily in Capital Markets and Advisory Services and Other General Operating costs.

Business Lending

Business Lending provides a wide range of lending-related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing solutions. Products also include indirect consumer loans which allow us to offer financing through automotive, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain credit counterparties utilizing various risk mitigation tools such as Credit Default Swaps (CDS) and may also include the results of other products to help reduce hedging costs.

Net Income decreased $365 million, or 14 percent, primarily due to decreases in Net Interest Income and Noninterest Income, combined with an increase in Noninterest Expense. These items were partially offset by a decrease in the Provision for Credit Losses. The decrease in Net Interest Income of $220 million or five percent, was driven by the impact of lower spreads on all loan products which was partially offset by loan growth. Average Loans and Leases increased 12 percent primarily due to growth in the commercial and indirect consumer loan portfolio. The decrease in Noninterest Income was due to an increase in credit mitigation costs as spreads continued to tighten and lower equity gains in all other income. Provision for Credit Losses was $3 million in 2006 compared to $67 million in 2005. The low level of Provision for Credit Losses in 2006 was driven by benefits in 2006 from reductions in commercial reserves as a stable economic environment throughout 2006 drove sustained favorable commercial credit market conditions. These benefits were in part offset by lower commercial recoveries in 2006. Benefits from the release of reserves related to reduced uncertainties associated with the FleetBoston credit integration contributed to the low level of Provision for Credit Losses in 2005. The increase in Noninterest Expense was primarily driven by increased expenses associated with Personnel, technology, and Professional Fees.

Capital Markets and Advisory Services

Capital Markets and Advisory Services provides products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities, merger-related advisory services and risk management solutions using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Underwriting debt and equity, securities research and certain market-based activities are executed through Banc of America Securities, LLC which is a primary dealer in the U.S. and several other countries.

Capital Markets and Advisory Services market-based revenue includes Net Interest Income, Noninterest Income, including equity income, and Gains (Losses) on Sales of Debt Securities. We evaluate our trading results and strategies based on market-based revenue. The following table presents further detail regarding market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives, foreign exchange contracts and public finance), credit products (primarily investment and noninvestment grade corporate debt obligations and credit derivatives), and structured products (primarily commercial mortgage-backed securities, residential mortgage-backed securities, and collateralized debt obligations), and equity income from equity-linked derivatives and cash equity activity.

(Dollars in millions)	2006	2005
Investment banking income
Advisory fees	$338	$295
Debt underwriting	1,822	1,323
Equity underwriting	316	273
Total investment banking income	2,476	1,891
Sales and trading
Fixed income:
Liquid products	2,021	1,890
Credit products	825	634
Structured products	1,449	1,033
Total fixed income	4,295	3,557
Equity income	1,451	1,370
Total sales and trading (1)	5,746	4,927
Total Capital Markets and Advisory Services market-based revenue (1)	$8,222	$6,818

(1)	Includes Gains on Sales of Debt Securities of $22 million and $55 million for 2006 and 2005.

Net Income increased $345 million, or 26 percent, market-based revenue increased $1.4 billion, or 21 percent, driven primarily by increased sales and trading fixed income activity of $738 million, or 21 percent, due to a favorable market environment as well as benefits from previous investments in personnel and trading infrastructure. Market-based revenue also benefited from an increase in Investment Banking Income of $585 million, or 31 percent, primarily driven by increased market activity and continued strength in debt underwriting. Noninterest Expense increased $770 million, or 16 percent, due to higher Personnel expense, including performance-based incentive compensation, and Other General Operating costs.

Treasury Services

Treasury Services provides integrated working capital management and treasury solutions to clients worldwide through our network of proprietary offices and special clearing arrangements. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our products and services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Net Interest Income is derived from interest and noninterest-bearing deposits, sweep investments, and other liability management products. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Noninterest Income is generated from payment and receipt products, merchant services, wholesale card products, and trade services and is comprised primarily of service charges which are net of market-based earnings credit rates applied against noninterest-bearing deposits.

Net Income increased $337 million, or 18 percent, primarily due to an increase in Net Interest Income, higher Service Charges and all other income, partially offset by increased Noninterest Expense. Net Interest Income from Treasury Services increased $505 million, or 15 percent, driven primarily by wider spreads associated with higher short-term interest rates as we effectively managed pricing in a rising interest rate environment. This was partially offset by the impact of a four percent decrease in Treasury Services average deposit balances driven primarily by the slowdown in the mortgage and title business reducing real estate escrow and demand deposit balances. Service Charges and wholesale card products increased seven percent and 14 percent benefiting from increased client penetration and both market and product expansion. Noninterest Expense increased $99 million, or three percent, due to higher Personnel expense and Other General Operating costs.

ALM/Other

ALM/Other is comprised primarily of our Latin American operations in Brazil, Chile, Argentina and Uruguay, and our commercial operations in Mexico, as well as our Asia Commercial Banking business. These operations primarily service indigenous and multinational corporations, small businesses and affluent consumers. Brazilian operations were included through September 1, 2006, and the Asia Commercial Banking business was included through December 29, 2006, the effective dates of the sales of these operations. ALM/Other also includes an allocation of a portion of the Corporation’s Net Interest Income from ALM activities. For more information on our Latin American and Asian operations, see Foreign Portfolio beginning on page 65.

Net Income increased $91 million, or 15 percent, which included the $720 million gain (pre-tax) recorded on the sale of our Brazilian operations. The Corporation sold its operations in exchange for approximately $1.9 billion in equity of Banco Itaú, Brazil’s second largest nongovernment-owned banking company. The $1.9 billion equity investment in Banco Itaú is recorded in Other Assets in Strategic Investments. For more information on our Strategic Investments, see All Other beginning on page 41. The Corporation also completed the sale of its Asia Commercial Banking business to CCB for cash resulting in a $165 million gain (pre-tax) that was recorded in all other income. Partially offsetting these increases was a decrease in Net Interest Income of $461 million driven by the impact of ALM activities and the impact of the sale of our Brazilian operations in the third quarter of 2006. The Provision for Credit losses was negative $21 million, compared to negative $327 million in 2005. The change in the Provision for Credit Losses was driven by the benefits from the release of reserves in 2005 related to an improved risk profile in Latin America. Gains on Sales of Debt Securities decreased $128 million to $18 million in 2006. Noninterest expense decreased $147 million, or 12 percent, primarily driven by lower expenses after the sale of our Brazilian operations in the third quarter of 2006.

In December 2005, we entered into a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Limited for the sale of our assets and the assumption of liabilities in Argentina. This transaction is expected to close in early 2007.

In August, 2006, we announced a definitive agreement to sell our operations in Chile and Uruguay for equity in Banco Itaú and other consideration totaling approximately $615 million. These transactions are expected to close in early 2007.

Global Wealth and Investment Management

	2006
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$3,881	$1,000	$(37)	$2,000	$918
Noninterest income
Investment and brokerage services	3,449	1,014	1,532	752	151
All other income	449	84	43	126	196
Total noninterest income	3,898	1,098	1,575	878	347
Total revenue (1)	7,779	2,098	1,538	2,878	1,265

Provision for credit losses	(40)	(52)	—	13	(1)
Noninterest expense	4,005	1,273	1,007	1,361	364
Income before income taxes (1)	3,814	877	531	1,504	902
Income tax expense	1,411	324	196	556	335
Net income	$2,403	$553	$335	$948	$567

Shareholder value added	$1,340	$302	$196	$574	$268
Net interest yield (1)	3.29%	3.20%	n/m	2.93%	n/m
Return on average equity	23.20	22.46	20.66%	26.89	n/m
Efficiency ratio (1)	51.48	60.69	65.49	47.29	n/m
Period end—total assets (2)	$137,739	$34,047	$3,082	$105,460	n/m

	2005
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$3,820	$1,008	$6	$1,732	$1,074
Noninterest income
Investment and brokerage services	3,140	1,014	1,321	670	135
All other income	356	65	32	148	111
Total noninterest income	3,496	1,079	1,353	818	246
Total revenue (1)	7,316	2,087	1,359	2,550	1,320

Provision for credit losses	(7)	(23)	—	18	(2)
Noninterest expense	3,710	1,237	902	1,266	305
Income before income taxes (1)	3,613	873	457	1,266	1,017
Income tax expense	1,297	314	165	456	362
Net income	$2,316	$559	$292	$810	$655

Shareholder value added	$1,263	$337	$142	$461	$323
Net interest yield (1)	3.19%	3.37%	n/m	2.53%	n/m
Return on average equity	22.52	25.28	16.95%	24.52	n/m
Efficiency ratio (1)	50.72	59.27	66.37	49.65	n/m
Period end—total assets (2)	$129,232	$31,736	$2,686	$102,090	n/m

(1)	Fully taxable-equivalent basis
(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	December 31		Average Balance
(Dollars in millions)	2006	2005	2006	2005
Total loans and leases	$66,034	$58,380	$61,497	$54,102
Total earning assets (1)	129,589	121,269	117,916	119,607
Total assets (1)	137,739	129,232	125,663	127,394
Total deposits	125,622	115,454	115,071	117,338
Allocated equity	11,007	12,813	10,358	10,284

(1)	Total earning assets and Total Assets include asset allocations to match liabilities (i.e., deposits).

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

Net Income increased $87 million, or four percent, due to higher Total Revenue partially offset by higher Noninterest Expense.

Net Interest Income increased $61 million, or two percent, due to increases in deposit spreads and higher Average Loans and Leases, largely offset by a decline in ALM activities and loan spread compression. Global Wealth and Investment Management also benefited from the migration of deposits from Global Consumer and Small Business Banking.

Noninterest Income increased $402 million, or 11 percent, due to increases in Investment and Brokerage Services driven by higher levels of assets under management. Noninterest Income also benefited from nonrecurring items in 2006.

Provision for Credit Losses decreased $33 million due to a credit loss recovery in 2006.

Noninterest expense increased $295 million, or eight percent, primarily due to increases in Personnel expense driven by the addition of sales associates and revenue generating expenses.

Client Assets

Client Assets consist of Assets under management, Client brokerage assets, and Assets in Custody. Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of taxable and nontaxable money market products, equities, and taxable and nontaxable fixed income securities. Client brokerage assets represent a source of commission revenue and fees for the Corporation. Assets in custody represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Client Assets	December 31
(Dollars in millions)	2006	2005
Assets under management	$542,977	$482,394
Client brokerage assets (1)	203,799	176,822
Assets in custody	100,982	94,184
Less: Client brokerage assets and Assets in custody included in Assets under management	(57,446)	(44,931)
Total net client assets	$790,312	$708,469

(1)

Client brokerage assets include non-discretionary brokerage and fee-based assets. Previously, the Corporation reported Client brokerage assets excluding fee-based assets. The 2005 amounts have been reclassified to reflect this adjustment.

Assets under management increased $60.6 billion, or 13 percent, and was driven by net inflows in both money market and equity products as well as market appreciation. Client brokerage assets increased by $27.0 billion, or 15 percent, reflecting growth in full service assets from higher broker productivity, as well as growth in self directed assets which benefited from new pricing strategies including $0 Online Equity Trades which were offered beginning in the fourth quarter of 2006. Assets in custody increased $6.7 billion, or seven percent, due to market appreciation partially offset by net outflows.

The Private Bank

The Private Bank provides integrated wealth management solutions to high net-worth individuals, middle-market institutions and charitable organizations with investable assets greater than $3 million. The Private Bank provides investment, trust and banking services as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). The Private Bank also provides integrated wealth management solutions to ultra high-net-worth individuals and families with investable assets greater than $50 million through its Family Wealth Advisors unit. Family Wealth Advisors provides a higher level of contact, tailored service and wealth management solutions addressing the complex needs of their clients.

Net Income decreased $6 million, or one percent, primarily due to increased Noninterest Expense and a decrease in Net Interest Income, partially offset by higher Noninterest Income and a credit loss recovery. The decrease in Net Interest Income of $8 million, or one percent, was primarily attributable to lower average deposit balances as client money flowed to equities, partially offset by wider deposit spreads. The increase in Noninterest Income of $19 million, or two percent, was a result of nonrecurring items. The Provision for Credit Losses decreased $29 million as a result of a credit loss recovery in 2006. The increase in Noninterest Expense of $36 million, or three percent, was driven by higher personnel and other operating costs.

In November 2006, the Corporation announced a definitive agreement to acquire U.S. Trust for $3.3 billion in cash. U.S. Trust is one of the largest and most respected U.S. firms which focuses exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition will significantly increase the size and capabilities of the Corporation’s wealth business and position it as one of the largest financial services companies managing private wealth in the U.S. The transaction is expected to close in the third quarter of 2007.

Columbia Management

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management services, including mutual funds, liquidity strategies and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products including equities, fixed income (taxable and non-taxable) and money market (taxable and non-taxable) funds. Columbia distributes its products and services directly to institutional clients, and distributes to individuals through The Private Bank, Family Wealth Advisors, Premier Banking and Investments, and nonproprietary channels including other brokerage firms.

Net Income increased $43 million, or 15 percent, primarily as a result of an increase in Investment and Brokerage Services of $211 million, or 16 percent, in 2006. This increase is due to higher assets under management driven by net inflows in money market and equity funds, and market appreciation. Noninterest Expense increased $105 million, or 12 percent, primarily due to higher Personnel costs including revenue-based compensation and other operating costs.

Premier Banking and Investments

Premier Banking and Investments includes Banc of America Investments, our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 4,400 client advisors to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $500,000 or at least $100,000 of investable assets.

Net Income increased $138 million, or 17 percent, primarily due to an increase in Net Interest Income. The increase in Net Interest Income of $268 million, or 15 percent, was primarily driven by higher deposit spreads partially offset by lower average deposit balances. Deposit spreads increased 40 bps to 2.34 percent. Net Interest Income also benefited from higher Average Loans and Leases, mainly residential mortgages and home equity.

Noninterest Income increased $60 million, or seven percent, primarily driven by higher Investment and Brokerage Services. Noninterest Expense increased $95 million, or eight percent, primarily due to increases in Personnel expense driven by the PB&I expansion of Client Managers and Financial Advisors and higher performance-based compensation.

ALM/Other

We migrate qualifying affluent customers, and their related deposit balances and associated Net Interest Income from the Global Consumer and Small Business Banking segment to our PB&I customer service model. In order to provide a view of organic growth in PB&I, we allocate the original migrated deposit balances, including attrition, as well as the corresponding Net Interest Income at original spreads from PB&I to ALM/Other.

Net Income decreased $88 million, or 13 percent, primarily due to a decrease in Net Interest Income partially offset by an increase in Noninterest Income. Net Interest Income decreased $156 million driven by a significant reduction from ALM activities, partially offset by higher Net Interest Income on deposits due to migration of certain banking relationships from Global Consumer and Small Business Banking. During 2006 and 2005, $10.7 billion and $16.9 billion of average deposit balances were migrated from the Global Consumer and Small Business Banking segment to Global Wealth and Investment Management. The total cumulative average impact of migrated balances was $48.5 billion in 2006 compared to $39.3 billion for 2005. Noninterest Income increased $101 million primarily reflecting nonrecurring items in 2006.

All Other

(Dollars in millions)	2006	2005
Net interest income (1)	$141	$(305)
Noninterest income
Equity investment gains	2,866	1,964
All other income	(921)	(975)
Total noninterest income	1,945	989
Total revenue (1)	2,086	684
Provision for credit losses	(116)	69
Gains (losses) on sales of debt securities	(495)	823
Merger and restructuring charges (2)	805	412
All other noninterest expense	(41)	302
Income before income taxes (1)	943	724
Income tax expense (benefit)	176	(20)
Net income	$767	$744
Shareholder value added	$(306)	$(953)

(1)	Fully taxable-equivalent basis
(2)	For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

Included in All Other are our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, Corporate Investments and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. See Note 1 of the Consolidated Financial Statements for more information on the accounting for the Principal Investing portfolio. Corporate Investments primarily includes investments in publicly-traded equity securities and funds and are accounted for as AFS marketable equity securities. Strategic Investments includes the Corporation’s strategic investments such as CCB, Grupo Financiero Santander Serfin (Santander), Banco Itaú and other investments. The restricted shares of CCB and Banco Itaú are currently carried at cost but, as required by GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to Accumulated Other Comprehensive Income (OCI) starting one year prior to the lapse of their restrictions. See Note 5 of the Consolidated Financial Statements for more information on our strategic investments. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in Equity Investment Gains and includes gains (losses) on sales of these equity investments, dividends, and valuations that primarily relate to the Principal Investing portfolio.

The following table presents the components of All Other’s Equity Investment Gains and a reconciliation to the total consolidated Equity Investment Gains for 2006 and 2005.

  Components of Equity Investment Gains

(Dollars in millions)	2006	2005
Principal Investing	$1,894	$1,500
Corporate and Strategic Investments	972	464
Total equity investment gains included in All Other	2,866	1,964
Total equity investment gains included in the business segments	323	248
Total consolidated equity investment gains	$3,189	$2,212

The Other component of All Other includes the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, certain gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities. The objective of the funds transfer pricing allocation methodology is to neutralize the businesses from changes in interest rate and foreign exchange fluctuations. Accordingly, for segment reporting purposes, the businesses received in 2005 the neutralizing benefit to Net Interest Income related to certain of the economic hedges previously mentioned, with the offset recorded in Other. Other also includes adjustments in Noninterest Income and Income Tax Expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within Noninterest Income to a fully taxable equivalent amount in the other segments.

Net Income increased $23 million, or three percent, primarily due to increases in Equity Investment Gains, Net Interest Income, decreases in Provision for Credit Losses, and all other noninterest expense. These changes were largely offset by a decrease in Gains (Losses) on Sales of Debt Securities and an increase in Merger and Restructuring Charges. The increase in Net Interest Income of $446 million is due primarily to the $419 million negative impact to 2005 results retained in All Other relating to funds transfer pricing that was not allocated to the businesses. Equity Investment Gains increased $902 million due to favorable market conditions driving liquidity in the Principal Investing portfolio as well as a $341 million gain recorded on the liquidation of a strategic European investment.

Provision for Credit Losses decreased $185 million to a negative $116 million. In 2005 a $50 million reserve for estimated losses associated with Hurricane Katrina was established. We did not incur significant losses from Hurricane Katrina and, therefore, released the previously established reserve in 2006.

The decrease in Gains (Losses) on Sales of Debt Securities of $1.3 billion resulted from a loss on the sale of mortgage-backed securities, which was driven by a decision to hold a lower level of investments in securities relative to loans (see “Interest Rate Risk Management – Securities” on page 77 for further discussion), compared with gains recorded on the sales of mortgage-backed securities in 2005.

Merger and Restructuring Charges were $805 million in 2006 compared to $412 million in 2005. The charge in 2006 was due to the MBNA merger whereas the 2005 charge was primarily related to the FleetBoston merger. See Note 2 of Consolidated Financial Statements for further information associated with the MBNA merger. The decline in all other noninterest expense of $343 million is due to decreases in unallocated residual general operating expenses.

Income Tax Expense (Benefit) was $176 million in 2006 compared to $(20) million in 2005. This change was driven by both a $175 million cumulative tax charge in 2006 resulting from the change in tax legislation relating to the extraterritorial income and foreign sales corporation regimes and by higher pre-tax income.

Off- and On-Balance Sheet Financing Entities

Off-Balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell or otherwise transfer assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the underlying assets. We facilitate these transactions and collect fees from the financing entity for the services it provides including administration, trust services and marketing the commercial paper.

We receive fees for providing combinations of liquidity and standby letters of credit (SBLCs) or similar loss protection commitments to the commercial paper financing entities. These forms of asset support are senior to the first layer of asset support provided by customers through over-collateralization or by support provided by third parties. The rating agencies require that a certain percentage of the commercial paper entity’s assets be supported by the seller’s over-collateralization and our SBLC in order to receive their respective investment rating. The SBLC would be drawn on only when the over-collateralization provided by the seller is not sufficient to cover losses of the related asset. Liquidity commitments made to the commercial paper entity are designed to fund scheduled redemptions of commercial paper if there is a market disruption or the new commercial paper cannot be issued to fund the redemption of the maturing commercial paper. The liquidity facility has the same legal priority as the commercial paper. We do not enter into any other form of guarantee with these entities.

We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At December 31, 2006 and 2005, we had off-balance sheet liquidity commitments and SBLCs to these entities of $36.7 billion and $25.9 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 9. Net revenues earned from fees associated with these off-balance sheet financing entities were $91 million and $72 million in 2006 and 2005.

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

On-Balance Sheet Commercial Paper Conduits

In addition to the off-balance sheet financing entities previously described, we also utilize commercial paper conduits that have been consolidated based on our determination that we are the primary beneficiary of the entities in accordance with FIN 46R. At December 31, 2006 and 2005, the consolidated assets and liabilities of these conduits were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in Global Corporate and Investment Banking. At December 31, 2006 and 2005, we held $10.5 billion and $6.6 billion of assets of these entities while our maximum loss exposure associated with these entities, including unfunded lending commitments, was approximately $12.9 billion and $8.3 billion. We manage our credit risk on the on-balance sheet commitments by subjecting them to the same processes as the off-balance sheet commitments.

Commercial Paper Qualified Special Purpose Entities

To manage our capital position and diversify funding sources, we will, from time to time, sell assets to off-balance sheet entities that obtain financing by issuing commercial paper or notes with similar repricing characteristics to investors. These entities are Qualified Special Purpose Entities (QSPEs) that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The accounting for these entities is governed by SFAS 140, which provides that QSPEs are not included in the consolidated financial statements of the seller. Assets sold to the entities consist of high-grade corporate or municipal bonds, collateralized debt obligations and asset-backed securities. These entities issue collateralized commercial paper or notes with similar repricing characteristics to third party market participants and enter into passive derivative instruments with us. Assets sold to these entities typically have an investment rating ranging from Aaa/AAA to Aa/AA. We may provide liquidity, SBLCs or similar loss protection commitments to these entities, or we may enter into derivatives with these entities in which we assume certain risks. The liquidity facility and derivatives have the same legal standing with the commercial paper.

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

We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At December 31, 2006 and 2005, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to these entities of $7.6 billion and $7.1 billion, for which we received fees of $9 million and $10 million for 2006 and 2005. Substantially all of these commitments mature within one year and are included in Table 9. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements.

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

In addition, as a result of the MBNA merger on January 1, 2006, the Corporation acquired interests in off-balance sheet credit card securitization vehicles which issue both commercial paper and medium-term notes. We hold subordinated interests issued by these entities, which are QSPEs, but do not otherwise provide liquidity or other forms of loss protection to these vehicles. For additional information on credit card securitizations, see Note 9 of the Consolidated Financial Statements.

Credit and Liquidity Risks

Because we provide liquidity and credit support to the commercial paper conduits and QSPEs described above, our credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Disruption in the commercial paper markets may result in the Corporation having to fund under these commitments and SBLCs discussed above. We seek to manage these risks, along with all other credit and liquidity risks, within our policies and practices. See Notes 1 and 9 of the Consolidated Financial Statements for additional discussion of off-balance sheet financing entities.

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

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. Included in purchase obligations are vendor contracts of $6.3 billion, commitments to purchase securities of $9.1 billion and commitments to purchase loans of $43.3 billion. The most significant of our vendor contracts include communication services, processing services and software contracts. Other long-term liabilities include our obligations related to the Qualified Pension Plans, Nonqualified Pension Plans and Postretirement Health and Life Plans (the Plans) as well as amounts accrued for cardholder reward agreements. Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2006 and 2005, we contributed $2.6 billion and $1.1 billion to the Plans, and we expect to make at least $192 million of contributions during 2007. Debt, lease and other obligations are more fully discussed in Notes 12 and 13 of the Consolidated Financial Statements.

Table 8 presents total long-term debt and other obligations at December 31, 2006.

Table 8

Long-term Debt and Other Obligations (1)

December 31, 2006
(Dollars in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term debt and capital leases	$17,194	$44,962	$20,799	$63,045	$146,000
Purchase obligations (2)	23,918	22,578	11,234	1,005	58,735
Operating lease obligations	1,375	2,410	1,732	5,951	11,468
Other long-term liabilities	464	676	290	835	2,265
Total	$42,951	$70,626	$34,055	$70,836	$218,468

(1)	This table does not include the obligations associated with the Corporation’s Deposits. For more information on Deposits, see Note 11 of the Consolidated Financial Statements.
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

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At December 31, 2006, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.6 billion (related outstandings of $193 million) were not included in credit card line commitments in the table below.

Table 9

Credit Extension Commitments

December 31, 2006
(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Loan commitments (1)	$151,604	$60,660	$90,988	$34,953	$338,205
Home equity lines of credit	1,738	1,801	2,742	91,919	98,200
Standby letters of credit and financial guarantees	29,213	10,712	6,744	6,337	53,006
Commercial letters of credit	3,880	180	27	395	4,482
Legally binding commitments	186,435	73,353	100,501	133,604	493,893
Credit card lines (2)	840,215	13,377	—	—	853,592
Total	$1,026,650	$86,730	$100,501	$133,604	$1,347,485

(1)	Included at December 31, 2006, are equity commitments of $2.8 billion related to obligations to further fund equity investments.
(2)	As part of the MBNA merger, on January 1, 2006, the Corporation acquired $588.4 billion of unused credit card lines.

Managing Risk

Overview

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, SVA targets and corporate risk limits. By allocating economic capital to a business unit, we effectively define that unit’s ability to take on risk. Review and approval of business plans incorporates approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it.

Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational. Strategic Risk is the risk that adverse business decisions, ineffective or inappropriate business plans or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. Liquidity risk is the inability to accommodate liability maturities and deposit withdrawals, fund asset growth and meet contractual obligations through unconstrained access to funding at reasonable market rates. Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, such as interest rate movements. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or external events. The following sections, Strategic Risk Management, Liquidity Risk and Capital Management, Credit Risk Management beginning on page 48, Market Risk Management beginning on page 72 and Operational Risk Management beginning on page 80, address in more detail the specific procedures, measures and analyses of the major categories of risk that we manage.

Risk Management Processes and Methods

We have established control processes and use various methods to align risk-taking and risk management throughout our organization. These control processes and methods are designed around “three lines of defense”: lines of business; enterprise functions (including Risk Management, Compliance, Finance, Human Resources and Legal); and Corporate Audit.

The lines of business are the first line of defense and are responsible for identifying, quantifying, mitigating and managing all risks within their lines of business, while certain enterprise-wide risks are managed centrally. For example, except for trading-related business activities, interest rate risk associated with our business activities is managed in the Corporate Treasury and Corporate Investment functions. Line of business management makes and executes the business plan and is closest to the changing nature of risks and, therefore, we believe is best able to take actions to manage and mitigate those risks. Our lines of business prepare periodic self-assessment reports to identify the status of risk issues, including mitigation plans, if appropriate. These reports roll up to executive management to ensure appropriate risk management and oversight, and to identify enterprise-wide issues. Our management processes, structures and policies aid us in complying with laws and regulations and provide clear lines for decision-making and accountability. Wherever practical, we attempt to house decision-making authority as close to the transaction as possible while retaining supervisory control functions from both in and outside of the lines of business.

The key elements of the second line of defense are Risk Management, Compliance, Finance, Global Technology and Operations, Human Resources, and Legal functions. These groups are independent of the lines of businesses and are organized on both a line of business and enterprise-wide basis. For example, for Risk Management, a senior risk executive is assigned to each of the lines of business and is responsible for the oversight of all the risks associated with that line of business. Enterprise-level risk executives have responsibility to develop and implement polices and practices to assess and manage enterprise-wide credit, market and operational risks.

Corporate Audit, the third line of defense, provides an independent assessment of our management and internal control systems. Corporate Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees’ actions are in compliance with corporate policies, standards, procedures, and applicable laws and regulations.

We use various methods to manage risks at the line of business levels and corporate-wide. Examples of these methods include planning and forecasting, risk committees and forums, limits, models, and hedging strategies. Planning and forecasting facilitates analysis of actual versus planned results and provides an indication of unanticipated risk levels. Generally, risk committees and forums are composed of lines of business, risk management, treasury, compliance, legal and finance personnel, among others, who actively monitor performance against plan, limits, potential issues, and introduction of new products. Limits, the amount of exposure that may be taken in a product, relationship, region or industry, seek to align corporate-wide risk goals with those of each line of business and are part of our overall risk management process to help reduce the volatility of market, credit and operational losses. Models are used to estimate market value and Net Interest Income sensitivity, and to estimate expected and unexpected losses for each product and line of business, where appropriate. Hedging strategies are used to manage the risk of borrower or counterparty concentration risk and to manage market risk in the portfolio.

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

Oversight

The Board oversees the risk management of the Corporation through its committees, management committees and the Chief Executive Officer. The Board’s Audit Committee monitors (1) the effectiveness of our internal controls, (2) the integrity of our Consolidated Financial Statements and (3) compliance with legal and regulatory requirements. In addition, the Audit Committee oversees the internal audit function and the independent registered public accountant. The Board’s Asset Quality Committee oversees credit risks and related topics that may impact our assets and earnings. The Finance Committee, a management committee, oversees the development and performance of the policies and strategies for managing the strategic, credit, market, and operational risks to our earnings and capital. The Asset Liability Committee (ALCO), a subcommittee of the Finance Committee, oversees our policies and processes designed to assure sound market risk and balance sheet management. The Compliance and Operational Risk Committee, a subcommittee of the Finance Committee, oversees our policies and processes designed to assure sound operational and compliance risk management. The Credit Risk Committee (CRC), a subcommittee of the Finance Committee, oversees and approves our adherence to sound credit risk management policies and practices. Certain CRC approvals are subject to the oversight of the Board’s Asset Quality Committee. The Risk and Capital Committee, a management committee, reviews our corporate strategies and objectives, evaluates business performance, and reviews business plans including economic capital allocations to the Corporation and business lines. Management continues to direct corporate-wide efforts to address the Basel Committee on Banking Supervision’s new risk-based capital standards (Basel II). The Audit Committee and Finance Committee oversee management’s plans to comply with Basel II. For additional information, see Basel II on page 51 and Note 15 of the Consolidated Financial Statements.

Strategic Risk Management

We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the business units continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section on page 80 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

One of the key tools we use to manage strategic risk is economic capital allocation. Through the economic capital allocation process, we effectively manage each business unit’s ability to take on risk. Review and approval of business plans incorporates approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Economic capital allocation plans for the business units are incorporated into the Corporation’s operating plan that is approved by the Board on an annual basis.

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Sources of liquidity include deposits and other customer-based funding, and wholesale market-based funding.

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

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. The credit ratings of Bank of America Corporation and Bank of America, N.A. are reflected in the table below.

Table 10

Credit Ratings

December 31, 2006
	Bank of America Corporation			Bank of America, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Short-term Borrowings	Long-term Debt
Moody’s	Aa2	Aa3	P-1	P-1	Aa1
Standard & Poor’s (1)	AA-	A+	A-1+	A-1+	AA
Fitch, Inc. (2)	AA-	A+	F1+	F1+	AA-

(1)

On February 14, 2007, Standard & Poor’s Rating Services raised their ratings on Bank of America Corporation’s Senior Debt to AA and Subordinated Debt to AA- while Bank of America, N. A.’s Long-term Debt rating was raised to AA+.

(2)

On February 15, 2007, Fitch, Inc. raised their ratings on Bank of America Corporation’s Senior Debt to AA and Subordinated Debt to AA- while Bank of America, N. A.’s Long-term Debt rating was raised to AA.

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

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. This measure assumes that the parent company is unable to generate funds from debt or equity issuance, receives no dividend income from subsidiaries, and no longer pays dividends to shareholders while continuing to meet nondiscretionary uses needed to maintain bank operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered the “Time to Required Funding.” ALCO approves the target range set for this metric, in months, and monitors adherence to the target. Maintaining excess parent company cash ensures that “Time to Required Funding” remains in the target range of 21 to 27 months and is the primary driver of the timing and amount of the Corporation’s debt issuances. As of December 31, 2006 “Time to Required Funding” was 24 months compared to 29 months at December 31, 2005. The reduction reflects the funding in 2005 in anticipation of the $5.2 billion cash payment related to the MBNA merger that was paid on January 1, 2006 combined with an increase in share repurchases.

The primary sources of funding for our banking subsidiaries include customer deposits and wholesale market–based funding. Primary uses of funds for the banking subsidiaries include growth in the core asset portfolios, including loan demand, and in the ALM portfolio. We use the ALM portfolio primarily to manage interest rate risk and liquidity risk.

One ratio that can be used to monitor the stability of funding composition is the “loan to domestic deposit” ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic core deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic core deposits. The ratio was 118 percent at December 31, 2006 compared to 102 percent at December 31, 2005. The increase was primarily attributable to the addition of MBNA, organic growth in the loan and lease portfolio, and a decision to retain a larger share of mortgage production on the Corporation’s balance sheet.

The strength of our balance sheet is a result of rigorous financial and risk discipline. Our core deposit base, which is a low cost funding source, is often used to fund the purchase of incremental assets (primarily loans and securities), the composition of which impacts our loan to deposit ratio. Mortgage-backed securities and mortgage loans have prepayment risk which must be managed. Repricing of deposits is a key variable in this process. The capital generated in excess of capital adequacy targets and to support business growth, is available for the payment of dividends and share repurchases.

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

Regulatory Capital

At December 31, 2006, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and FIA Card Services, N.A. (the surviving entity of the MBNA America Bank N.A. and the Bank of America, N.A. (USA) merger) As a regulated financial services company, we are governed by certain regulatory capital requirements. At December 31, 2006, the Corporation, Bank of America, N.A. and FIA Card Services, N.A. were classified as “well-capitalized” for regulatory purposes, the highest classification. At December 31, 2005, the Corporation, Bank of America, N.A. and Bank of America. N.A. (USA) were also classified as “well-capitalized” for regulatory purposes. There have been no conditions or events since December 31, 2006 that management believes have changed the Corporation’s, Bank of America, N.A.’s and FIA Card Services, N.A.’s capital classifications.

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

The Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At December 31, 2006, our restricted core capital elements comprised 17.3 percent of total core capital elements. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

Table 11 reconciles the Corporation’s Total Shareholders’ Equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB, the FDIC, and the OCC at December 31, 2006 and 2005.

Table 11

Reconciliation of Tier 1 and Total Capital	December 31
(Dollars in millions)	2006	2005
Tier 1 Capital
Total Shareholders’ equity	$135,272	$101,533
Goodwill	(65,662)	(45,354)
Nonqualifying intangible assets (1)	(3,782)	(2,642)
Effect of net unrealized losses on AFS debt and marketable equity securities and net losses on derivatives recorded in Accumulated OCI, net of tax	6,430	7,316
Accounting change for implementation of FASB Statement No. 158	1,428	—
Trust securities (2)	15,942	12,446
Other	1,436	1,076
Tier 1 Capital	91,064	74,375
Long-term debt qualifying as Tier 2 Capital	24,546	16,848
Allowance for loan and lease losses	9,016	8,045
Reserve for unfunded lending commitments	397	395
Other	203	238
Total Capital	$125,226	$99,901

(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships, and other intangibles.
(2)	Trust Securities are net of unamortized discounts.

See Note 15 of the Consolidated Financial Statements for more information on the Corporation’s regulatory requirements and restrictions.

The Corporation anticipates that the implementation, of FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” will reduce Retained Earnings and associated regulatory capital by approximately $1.4 billion after-tax as of January 1, 2007. The amount of the charge initially recorded will be recognized as income over the remaining terms, generally 15 to 30 years, of the affected leases. Further, this change in accounting will also result in an adverse impact on earnings in the first two years subsequent to the change. The Corporation expects that Net Income will be negatively impacted by approximately $105 million in 2007. The Corporation anticipates that its Tier 1 and Total Capital Ratios will be negatively impacted by approximately 13 bps and its Tier 1 Leverage Ratio will be negatively impacted by approximately 10 bps as a result of the initial adoption.

In November 2006, the Corporation announced a definitive agreement to acquire U.S. Trust for $3.3 billion in cash. The transaction is expected to close in the third quarter of 2007. The Corporation anticipates that its Tier 1 and Total Capital Ratios will be negatively impacted by approximately 35 bps and its Tier 1 Leverage Ratio will be negatively impacted by approximately 25 bps upon the acquisition of U.S. Trust.

Basel II

In June 2004, Basel II was published with the intent of more closely aligning regulatory capital requirements with underlying risks. Similar to economic capital measures, Basel II seeks to address credit risk, market risk, and operational risk.

While economic capital is measured to cover unexpected losses, the Corporation also maintains a certain threshold in terms of regulatory capital to adhere to legal standards of capital adequacy. These thresholds or leverage ratios will continue to be utilized for the foreseeable future.

U.S. banks are required to implement Basel II within three years of the date the final rules are published. Banks must successfully complete four consecutive quarters of parallel calculations to be considered compliant and to enter a three-year implementation period. The three-year implementation period is subject to capital relief floors (limits) that are set to help mitigate substantial decreases in an institution’s capital levels when compared to current regulatory capital rules.

On September 25, 2006, the Agencies officially published several documents providing updates to the Basel II Risk-Based Capital Standards for the U.S. as well as new regulatory reporting requirements related to these Risk-Based Capital Standards for review and comment by U.S.-based banks and trade associations. These publications included previously published regulations and guidance as well as revised market risk rules and a proposal including several new regulatory reporting templates. These Capital Standards are expected to be finalized in 2007.

The Corporation continues its execution efforts to ensure preparedness with Basel II requirements. The goal is to achieve full compliance within the three-year implementation period. Further, the Corporation anticipates being ready for all international reporting requirements that occur before that time.

Dividends

Effective for the third quarter 2006 dividend, the Board increased the quarterly cash dividend 12 percent from $0.50 to $0.56 per share. In October 2006, the Board declared a fourth quarter cash dividend of $0.56 which was paid on December 22, 2006 to common shareholders of record on December 1, 2006. In January 2007, the Board declared a quarterly cash dividend of $0.56 per common share payable on March 23, 2007 to shareholders of record on March 2, 2007.

In January 2007, the Board also declared three dividends in regards to preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable April 25, 2007 to shareholders of record on April 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable March 14, 2007 to shareholders of record on February 28, 2007. The third declared dividend was a regular quarterly cash dividend of $0.40106 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable February 15, 2007 to shareholders of record on January 31, 2007.

Common Share Repurchases

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 291.1 million shares of common stock in 2006 which more than offset the 118.4 million shares issued under employee stock plans.

In April 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 12 to 18 months of which the lesser of approximately $4.9 billion, or 63.1 million shares, remains available for repurchase under the program at December 31, 2006.

In January 2007, the Board authorized a stock repurchase program of an additional 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion to be completed within a period of 12 to 18 months. For additional information on common share repurchases, see Note 14 of the Consolidated Financial Statements.

Preferred Stock

In November 2006, the Corporation authorized 85,100 shares and issued 81,000 shares, or $2.0 billion, of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series E with a par value of $0.01 per share.

In September 2006, the Corporation authorized 34,500 shares and issued 33,000 shares, or $825 million, of Series D Preferred Stock with a par value of $0.01 per share.

During July 2006, the Corporation redeemed its 6.75% Perpetual Preferred Stock with a stated value of $250 per share and its Fixed/Adjustable Rate Cumulative Preferred Stock with a stated value of $250 per share.

For additional information on the issuance and redemption of preferred stock, see Note 14 of the Consolidated Financial Statements.

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, derivatives, trading account assets, assets held-for-sale, and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Notes 4 and 13 of the Consolidated Financial Statements.

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis (a non-GAAP measure). Managed basis treats securitized loan receivables as if they were still on the balance sheet. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as the held loans. In addition to the discussion of credit quality statistics of both held and managed loans included in this section, refer to the Card Services discussion beginning on page 28. For additional information on our managed portfolio and securitizations, refer to Note 9 of the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including product pricing, risk appetite, setting credit limits, operating processes and metrics to quantify and balance risks and returns. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a critical component of our consumer credit risk management process and are used in the determination of both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for credit losses, and economic capital allocations for credit risk.

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the consumer portfolio, see Note 1 of the Consolidated Financial Statements.

Management of Consumer Credit Risk Concentrations

Consumer credit risk exposure is managed geographically and through our various product offerings with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We purchase credit protection on certain portions of our portfolio that is designed to enhance our overall risk management strategy. At December 31, 2006 and 2005, we had mitigated a portion of our credit risk on approximately $131.0 billion and $110.4 billion of consumer loans, including both residential mortgage and indirect automotive loans, through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At December 31, 2006 and 2005, these transactions had the cumulative effect of reducing our risk-weighted assets by $36.4 billion and $30.6 billion, and resulted in increases of 30 bps and 28 bps in our Tier 1 Capital ratio at December 31, 2006 and 2005.

Consumer Credit Portfolio

Table 12 presents our held and managed consumer loans and leases and related asset quality information for 2006 and 2005. Overall, consumer credit quality remained sound in 2006 as performance was favorably impacted by lower bankruptcy-related charge-offs.

Table 12

Consumer Loans and Leases

	December 31						Year Ended December 31
	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)		Net Charge- offs / Losses		Net Charge-off / Loss Ratios (3)
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Held basis
Residential mortgage	$241,181	$182,596	$660	$570	$118	$—	$39	$27	0.02%	0.02%
Credit card—domestic	61,195	58,548	n/a	n/a	1,991	1,197	3,094	3,652	4.85	6.76
Credit card—foreign	10,999	—	n/a	n/a	184	—	225	—	2.46	—
Home equity lines	74,888	62,098	249	117	—	—	51	31	0.07	0.05
Direct/Indirect consumer (4)	68,224	45,490	44	37	347	75	524	248	0.88	0.55
Other consumer (5)	9,218	6,725	77	61	38	15	303	275	2.83	3.99
Total consumer loans and leases—held	465,705	355,457	1,030	785	2,678	1,287	4,236	4,233	1.01	1.26
Securitizations impact (6)	110,151	12,523	2	—	2,407	23	3,371	434	3.22	3.34
Total consumer loans and leases—managed	$575,856	$367,980	$1,032	$785	$5,085	$1,310	$7,607	$4,667	1.45%	1.34%
Managed basis
Residential mortgage	$245,840	$188,380	$660	$570	$118	$—	$39	$27	0.02%	0.02%
Credit card—domestic	142,599	60,785	n/a	n/a	3,828	1,217	5,395	4,086	3.89	6.92
Credit card—foreign	27,890	—	n/a	n/a	608	—	980	—	3.95	—
Home equity lines	75,197	62,546	251	117	—	3	51	31	0.07	0.05
Direct/Indirect consumer	75,112	49,544	44	37	493	75	839	248	1.23	0.53
Other consumer	9,218	6,725	77	61	38	15	303	275	2.83	3.99
Total consumer loans and leases—managed	$575,856	$367,980	$1,032	$785	$5,085	$1,310	$7,607	$4,667	1.45%	1.34%

(1)	The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases.
(2)

Accruing past due 90 days or more as a percentage of outstanding held and managed consumer loans and leases was 0.58 percent and 0.88 percent at December 31, 2006 and 0.36 percent and 0.36 percent at December 31, 2005.

(3)

Net charge-off/loss ratios are calculated as held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the year for each loan and lease category.

(4)	Outstandings include home equity loans of $12.8 billion and $8.1 billion at December 31, 2006 and 2005.
(5)	Outstandings include foreign consumer loans of $6.2 billion and $3.8 billion and consumer finance loans of $2.8 billion and $2.8 billion at December 31, 2006 and 2005.
(6)	For additional information on our managed portfolio and securitizations, refer to Note 9 of the Consolidated Financial Statements.

n/a = not applicable

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 52 percent of held consumer loans and leases and 43 percent of managed consumer loans and leases at December 31, 2006. Residential mortgages are originated for the home purchase and refinancing needs of our customers in Global Consumer and Small Business Banking and Global Wealth and Investment Management and represent 22 percent of the managed residential portfolio. The remaining 78 percent of the managed portfolio is in All Other, which includes Corporate Treasury and Corporate Investments, and is comprised of purchased or originated residential mortgage loans used to manage our overall ALM activities.

On a held basis, outstanding loans and leases increased $58.6 billion in 2006 compared to 2005 driven by retained mortgage production and bulk purchases. Nonperforming balances increased $90 million due to portfolio seasoning. Loans past due 90 days or more and still accruing interest of $118 million is related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. This past due GNMA portfolio of $161 million was included in loans held-for-sale at December 31, 2005 and was not reclassified to conform to current presentation.

Credit Card – Domestic and Foreign

The consumer credit card portfolio is managed in Card Services within Global Consumer and Small Business Banking. Outstandings in the held domestic loan portfolio increased $2.6 billion in 2006 compared to 2005 due to the MBNA merger and organic growth partially offset by an increase in net securitization activity. The $794 million increase in held domestic loans past due 90 days or more and still accruing interest was driven by portfolio seasoning, the trend toward more normalized delinquency levels following bankruptcy reform and the addition of the MBNA portfolio, including the adoption of MBNA collection practices and policies that have historically led to higher delinquencies but lower losses. Net charge-offs for the held domestic portfolio decreased $558 million to $3.1 billion, or 4.85 percent (5.00 percent excluding the impact of SOP 03-3) of total average held credit card – domestic loans compared to 6.76 percent in 2005 primarily due to bankruptcy reform which accelerated charge-offs into 2005. This decrease in net charge-offs was partially offset by new advances on accounts for which previous loan balances were sold to the securitization trusts, portfolio seasoning and the addition of the MBNA portfolio. See below for a discussion of the impact of SOP 03-3 on the MBNA portfolio.

Managed domestic credit card outstandings increased $81.8 billion to $142.6 billion at December 31, 2006, primarily due to the MBNA merger. Managed net losses increased $1.3 billion to $5.4 billion, or 3.89 percent of total average managed domestic loans compared to 6.92 percent in 2005. Managed net losses were higher primarily due to the addition of the MBNA portfolio and portfolio seasoning, partially offset by lower bankruptcy-related losses as a result of bankruptcy reform. The 303 bps decrease in the managed net loss ratio was driven by lower bankruptcy-related losses and the beneficial impact of the higher credit quality of the MBNA portfolio compared to the legacy Bank of America portfolio.

Held and managed outstandings in the foreign credit card portfolio of $11.0 billion and $27.9 billion at December 31, 2006, as well as delinquencies, held net charge-offs and managed net losses, are related to the addition of the MBNA portfolio. Net charge-offs for the held foreign portfolio were $225 million, or 2.46 percent (3.05 percent excluding the impact of SOP 03-3) of total average held credit card – foreign loans in 2006. Net losses for the managed foreign portfolio were $980 million, or 3.95 percent, of total average managed credit card – foreign loans. The foreign credit card portfolio experienced increasing net charge-off and managed net loss trends throughout the year resulting from seasoning of the European portfolio and higher personal insolvencies in the United Kingdom. See below for a discussion of the impact of SOP 03-3 on the MBNA portfolio.

Home Equity Lines

At December 31, 2006, approximately 73 percent of the managed home equity portfolio was included in Global Consumer and Small Business Banking, while the remainder of the portfolio is in Global Wealth and Investment Management. This portfolio consists of revolving first and second lien residential mortgage lines of credit. On a held basis, outstanding home equity lines increased $12.8 billion, or 21 percent, in 2006 compared to 2005 due to enhanced product offerings and the expanding home equity market. Nonperforming home equity lines increased $132 million in 2006 due to portfolio seasoning.

Direct/Indirect Consumer

At December 31, 2006, approximately 49 percent of the managed direct/indirect portfolio was included in Business Lending within Global Corporate and Investment Banking (automotive, marine, motorcycle and recreational vehicle loans); 41 percent was included in Global Consumer and Small Business Banking (home equity loans, student and other non-real estate secured and unsecured personal loans) and the remainder was included in Global Wealth and Investment Management (home equity loans and other non-real estate secured and unsecured personal loans) and All Other (home equity loans).

On a held basis, outstanding loans and leases increased $22.7 billion in 2006 compared to 2005 due to the addition of the MBNA portfolio, purchases of retail automotive loans and reduced securitization activity. Loans past due 90 days or more and still accruing interest increased $272 million due to the addition of MBNA and growth in the portfolio. Net charge-offs increased $276 million to 0.88 percent (1.01 percent excluding the impact of SOP 03-3) of total average held direct/indirect loans, driven by the addition of the MBNA unsecured lending portfolio and seasoning of the automotive loan portfolio. Card Services unsecured lending portfolio charge-offs increased throughout 2006 as charge-offs trended toward more normalized loss levels post bankruptcy reform. Portfolio seasoning and reduced securitization activity also contributed to the increasing charge-off trend.

Net losses for the managed loan portfolio increased $591 million to 1.23 percent of total average managed direct/indirect loans compared to 0.53 percent in 2005, primarily due to the addition of MBNA. See below for a discussion of the impact of SOP 03-3 on the MBNA portfolio.

Other Consumer

At December 31, 2006, approximately 67 percent of the other consumer portfolio consists of the foreign consumer loan portfolio which was included in Card Services within Global Consumer and Small Business Banking and in ALM/Other within Global Corporate and Investment Banking. The remainder of the portfolio was associated with our previously exited consumer finance businesses and was included in All Other. Other consumer outstanding loans and leases increased $2.5 billion at December 31, 2006 compared to December 31, 2005 driven primarily by the addition of the MBNA portfolio. Net charge-offs as a percentage of total average other consumer loans declined by 116 bps due primarily to growth in the foreign portfolio from the MBNA acquisition. See below for a discussion of the impact of SOP 03-3 on the MBNA portfolio.

SOP 03-3

SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of this SOP (categories of loans for which it is probable, at the time of acquisition, that all amounts due according to the contractual terms of the loan agreement will not be collected). The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

In accordance with SOP 03-3, certain acquired loans of MBNA that were considered impaired were written down to fair value at the acquisition date. Therefore, reported net charge-offs and managed net losses were lower since these impaired loans that would have been charged off during the period were reduced to fair value as of the acquisition date. SOP 03-3 does not apply to the acquired loans that have been securitized as they are not held on the Corporation’s Balance sheet.

Consumer net charge-offs, managed net losses, and associated ratios as reported and excluding the impact of SOP 03-3 for 2006 are presented in Table 13. Management believes that excluding the impact of SOP 03-3 provides a more accurate reflection of portfolio credit quality.

Table 13

Consumer Net Charge-offs and Managed Net Losses (Excluding the Impact of SOP 03-3)

	2006
	As Reported				Excluding Impact (1)
	Held		Managed		Held		Managed
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$39	0.02%	$39	0.02%	$39	0.02%	$39	0.02%
Credit card – domestic	3,094	4.85	5,395	3.89	3,193	5.00	5,494	3.96
Credit card – foreign	225	2.46	980	3.95	278	3.05	1,033	4.17
Home equity lines	51	0.07	51	0.07	51	0.07	51	0.07
Direct/Indirect consumer	524	0.88	839	1.23	602	1.01	917	1.35
Other consumer	303	2.83	303	2.83	344	3.21	344	3.21

Total consumer	$4,236	1.01%	$7,607	1.45%	$4,507	1.07%	$7,878	1.50%

(1)

Excluding the impact of SOP 03-3 is a non-GAAP financial measure. Net charge-offs and managed net losses exclude the impact of SOP 03-3 which decreased net charge-offs and managed net losses on credit card – domestic $99 million, credit card – foreign $53 million, direct/indirect consumer $78 million, and other consumer $41 million for 2006. The impact of SOP 03-3 on average outstanding held and managed consumer loans and leases for 2006 was not material.

Nonperforming Consumer Assets Activity

Table 14 presents the additions and reductions to nonperforming assets in the held consumer portfolio during 2006 and 2005. Net additions to nonperforming loans and leases in 2006 were $245 million compared to $47 million in 2005. The increase in 2006 was driven by seasoning of the residential mortgage and home equity portfolios. The nonperforming consumer loans and leases ratio was unchanged compared to 2005 as the addition of the MBNA portfolio and broad-based loan growth offset the impact of the increase in nonperforming consumer loan levels.

Table 14

Nonperforming Consumer Assets Activity

(Dollars in millions)	2006	2005
Nonperforming loans and leases
Balance, January 1	$785	$738
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	1,432	1,108
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(157)	(223)
Sales	(117)	(112)
Returns to performing status (1)	(698)	(531)
Charge-offs (2)	(150)	(121)
Transfers to foreclosed properties	(65)	(69)
Transfers to loans held-for-sale	—	(5)
Total net additions to nonperforming loans and leases	245	47
Total nonperforming loans and leases, December 31 (3)	1,030	785
Foreclosed properties
Balance, January 1	61	69
Additions to foreclosed properties:
New foreclosed properties	159	125
Reductions in foreclosed properties:
Sales	(76)	(108)
Writedowns	(85)	(25)
Total net reductions in foreclosed properties	(2)	(8)
Total foreclosed properties, December 31	59	61
Nonperforming consumer assets, December 31 (4)	$1,089	$846
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.22%	0.22%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.23%	0.24%

(1)	Consumer loans and leases are generally returned to performing status when principal or interest is less than 90 days past due.
(2)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.
(3)

In 2006, $69 million in Interest Income was estimated to be contractually due on nonperforming consumer loans and leases classified as nonperforming at December 31, 2006 of which $17 million was received and included in Net Income for 2006.

(4)	Balances do not include nonperforming loans held for sale included in Other Assets of $30 million and $24 million at December 31, 2006 and 2005.

Commercial Portfolio Credit Risk Management

Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of the financial position of a borrower or counterparty. As part of the overall credit risk assessment of a borrower or counterparty, most of our commercial credit exposure or transactions are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the financial condition, cash flow or financial situation of a borrower or counterparty. We use risk rating aggregations to measure and evaluate concentrations within portfolios. Risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship and SVA. Our lines of business and Risk Management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations.

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the commercial portfolio, see Note 1 of the Consolidated Financial Statements.

Management of Commercial Credit Risk Concentrations

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 18 and 20 and Tables 23 through 25 summarize these concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Corporate and Investment Banking. Within that segment’s Business Lending and Capital Markets and Advisory Services businesses, we facilitate bridge financing to fund acquisitions and other short-term needs as well as provide syndicated financing for our clients. These concentrations are managed in part through our established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches. In many cases, these offers to finance will not be accepted. If accepted, these highly conditioned commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a binding commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios, an increase in criticized assets and higher potential for loss, unless an orderly disposition of the exposure can be made.

In Global Corporate and Investment Banking, concentrations are actively managed through the underwriting and ongoing monitoring processes, the “originate to distribute” strategy and through the utilization of various risk mitigation tools, such as credit derivatives, to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Earnings volatility increases due to accounting asymmetry as we mark-to-market the credit derivatives, as required by SFAS 133, whereas the exposures being hedged, including the funding commitments, are accounted for on an accrual basis. Once funded, these exposures are accounted for at historical cost less an allowance for credit losses or, if held-for-sale, at the lower of cost or market.

Commercial Credit Portfolio

Commercial credit quality continued to be stable in 2006. At December 31, 2006, the loans and leases net charge-off ratio declined to 0.13 percent from 0.16 percent at December 31, 2005. The nonperforming loan ratio declined to 0.31 percent from 0.33 percent.

Table 15 presents our commercial loans and leases and related asset quality information for 2006 and 2005.

Table 15

Commercial Loans and Leases

	December 31						Year Ended December 31
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More (1)		Net Charge- offs (2)		Net Charge-off Ratios (3)
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Commercial loans and leases
Commercial – domestic	$161,982	$140,533	$584	$581	$265	$117	$336	$170	0.22%	0.13%
Commercial real estate (4)	36,258	35,766	118	49	78	4	3	—	0.01	—
Commercial lease financing	21,864	20,705	42	62	26	15	(28)	231	(0.14)	1.13
Commercial – foreign	20,681	21,330	13	34	9	32	(8)	(72)	(0.04)	(0.39)
Total commercial loans and leases	$240,785	$218,334	$757	$726	$378	$168	$303	$329	0.13%	0.16%

(1)	Accruing past due 90 days or more as a percentage of outstanding commercial loans and leases was 0.16 percent and 0.08 percent at December 31, 2006 and 2005.
(2)

Includes a reduction in net charge-offs on commercial – domestic of $17 million as a result of the impact of SOP 03-3 for 2006. The impact of SOP 03-3 on average outstanding commercial – domestic loans and leases for 2006 was not material. See discussion of SOP 03-3 in the Consumer Credit Portfolio section.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases during the year for each loan and lease category.
(4)

Includes domestic commercial real estate loans of $35.7 billion and $35.2 billion at December 31, 2006 and 2005, and foreign commercial real estate loans of $578 million and $585 million at December 31, 2006 and 2005.

Table 16 presents commercial credit exposure by type for utilized, unfunded and total committed credit exposure.

Table 16

Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1)		Commercial Unfunded (2)		Total Commercial Committed
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Loans and leases	$240,785	$218,334	$269,937	$246,629	$510,722	$464,963
Standby letters of credit and financial guarantees	46,772	43,096	6,234	5,033	53,006	48,129
Derivative assets (3)	23,439	23,712	—	—	23,439	23,712
Assets held-for-sale	21,936	16,867	1,136	848	23,072	17,715
Commercial letters of credit	4,258	5,154	224	818	4,482	5,972
Bankers’ acceptances	1,885	1,643	1	1	1,886	1,644
Securitized assets	1,292	1,914	—	—	1,292	1,914
Foreclosed properties	10	31	—	—	10	31
Total	$340,377	$310,751	$277,532	$253,329	$617,909	$564,080

(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, most of these exposure types are considered utilized for credit risk management purposes.

(2)	Excludes unused business card lines which are not legally binding.
(3)

Derivative Assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $7.3 billion and $9.3 billion at December 31, 2006 and 2005. Commercial utilized credit exposure at December 31, 2005 has been reclassified to reflect cash collateral applied to Derivative Assets. In addition to cash collateral, Derivative Assets are also collateralized by $7.6 billion and $7.8 billion of other marketable securities at December 31, 2006 and 2005 for which the credit risk has not been reduced.

Table 17 presents commercial utilized criticized exposure by product type and as a percentage of total commercial utilized exposure for each category presented. Bridge exposure of $550 million as of December 31, 2006 and $442 million as of December 31, 2005, are excluded from the table below. These exposures are carried at the lower of cost or market and are managed in part through our “originate to distribute” strategy (see page 58 for more information on bridge financing). Had this exposure been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 2.25 percent and 2.42 percent as of December 31, 2006 and December 31, 2005, respectively.

Table 17

Commercial Utilized Criticized Exposure (1,2)

	December 31, 2006		December 31, 2005
(Dollars in millions)	Amount	Percent (3)	Amount	Percent (3,4)
Commercial – domestic	$5,210	2.41%	$4,954	2.59%
Commercial real estate	815	1.78	723	1.63
Commercial lease financing	504	2.31	611	2.95
Commercial – foreign	582	1.05	797	1.48
Total commercial utilized criticized exposure	$7,111	2.09%	$7,085	2.28%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities.
(2)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, most of these exposure types are considered utilized for credit risk management purposes.

(3)	Ratios are calculated as commercial utilized criticized exposure divided by total commercial utilized exposure for each exposure category.
(4)

Commercial – domestic and Total commercial criticized exposure ratios for December 31, 2005 have been reclassified to reflect cash collateral applied to Derivative Assets that are in total commercial utilized credit exposure.

Commercial – Domestic

At December 31, 2006, approximately 80 percent of the commercial—domestic portfolio was included in Business Lending (business banking, middle market and large multinational corporate loans and leases) and Capital Markets and Advisory Services (acquisition and bridge financing), both within Global Corporate and Investment Banking. Outstanding loans and leases in Global Corporate and Investment Banking increased $11.6 billion to $130.0 billion at December 31, 2006 compared to December 31, 2005 driven by organic growth. Nonperforming loans and leases declined by $45 million to $460 million driven by overall improvements in the portfolio. Net charge-offs were up $72 million from 2005 due to a lower level of recoveries. Criticized utilized exposure, excluding bridge exposure, remained essentially flat at $4.6 billion.

The remaining 20 percent of the commercial—domestic portfolio is in Global Wealth and Investment Management (business-purpose loans for wealthy individuals) and Global Consumer and Small Business Banking (business card and small business loans). Outstanding loans and leases increased $9.8 billion to $32.0 billion at December 31, 2006 compared to December 31, 2005 driven primarily by growth in Global Consumer and Small Business Banking. Growth was centered in the business card portfolio, including the addition of MBNA, and the small business portfolio. Nonperforming loans and leases increased $48 million to $124 million due to seasoning of the small business portfolio and the addition of MBNA, both within Global Consumer and Small Business Banking. Loans past due 90 days or more and still accruing interest increased $153 million to $215 million primarily attributable to the business card portfolio. The increase was driven by the adoption of MBNA collection practices that have historically led to higher delinquencies but lower losses, the addition of the MBNA business card portfolio and portfolio seasoning. Net charge-offs were up $94 million from 2005 due to a $134 million increase in Global Consumer and Small Business Banking, partially offset by a 2006 credit loss recovery in Global Wealth and Investment Management. The increase in net charge-offs in Global Consumer and Small Business Banking was due to the addition of MBNA and seasoning of the small business and business card portfolios. Criticized utilized exposure increased $265 million to $561 million driven by an increase in the business card portfolio resulting primarily from the addition of MBNA.

Commercial Real Estate

The commercial real estate portfolio is managed in Business Lending within Global Corporate and Investment Banking and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases increased $492 million in 2006 compared to 2005. The increase was driven by business generated predominantly with existing clients across multiple property types. Utilized criticized exposure increased $92 million to $815 million driven by a $147 million increase in the utilized criticized loan and lease portfolio, attributable to the deterioration of a number of relatively small credits in a variety of property types, the largest of which is residential. The increase was partially offset by improvements centered in hotels/motels and multiple use commercial properties.

Table 18 presents outstanding commercial real estate loans by geographic region and property type diversification, excluding those commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate reflects loans dependent on the sale of the real estate as the primary source of repayment. The increase in residential property type loans was driven by higher utilizations in the for-sale housing sector due to increased construction and land cost.

Table 18

Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2006	2005
By Geographic Region (1)
California	$7,781	$7,615
Northeast	6,368	6,337
Southeast	5,097	4,370
Florida	3,898	4,507
Southwest	3,787	3,658
Midwest	2,271	2,595
Northwest	2,053	2,048
Midsouth	2,006	1,485
Other	870	873
Geographically diversified (2)	1,549	1,693
Non-U.S.	578	585
Total	$36,258	$35,766
By Property Type
Residential	$8,151	$7,601
Office buildings	4,823	4,984
Apartments	4,277	4,461
Land and land development	3,956	3,715
Shopping centers/retail	3,955	4,165
Industrial/warehouse	3,247	3,031
Multiple use	1,257	996
Hotels/motels	1,185	790
Resorts	180	183
Other (3)	5,227	5,840
Total	$36,258	$35,766

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(2)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Commercial Lease Financing

The commercial lease financing portfolio is managed in Business Lending within Global Corporate and Investment Banking. Outstanding loans and leases increased $1.2 billion in 2006 compared to 2005 due to organic growth. Net charge-offs decreased $259 million compared to the prior year as 2005 included a higher level of airline industry charge-offs.

Commercial—Foreign

The commercial—foreign portfolio is managed primarily in Business Lending and Capital Markets and Advisory Services, both within Global Corporate and Investment Banking. Outstanding loans and leases declined by $649 million at

December 31, 2006 compared to December 31, 2005 driven by the sale of our Brazilian operations and Asia Commercial Banking business, partially offset by increases due to organic growth, principally in Western Europe. Nonperforming loans and criticized utilized exposure, excluding bridge exposure, decreased $21 million and $215 million, respectively, primarily attributable to the sale of our Brazilian operations. Commercial—foreign net charge-offs were in a net recovery position in both 2006 and 2005. The lower net recovery position in 2006 was driven by higher net charge-offs in Brazil as well as lower recoveries in Asia. For additional information on the commercial—foreign portfolio, refer to Foreign Portfolio discussion beginning on page 65.

Nonperforming Commercial Assets Activity

Table 19 presents the additions and reductions to nonperforming assets in the commercial portfolio during 2006 and 2005.

Table 19

Nonperforming Commercial Assets Activity (1)

(Dollars in millions)	2006	2005
Nonperforming loans and leases
Balance, January 1	$726	$1,475
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	980	892
Advances	32	37
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(403)	(686)
Sales	(152)	(108)
Returns to performing status (2)	(80)	(152)
Charge-offs (3)	(331)	(669)
Transfers to foreclosed properties	(3)	(19)
Transfers to loans held-for-sale	(12)	(44)
Total net additions to (reductions in) nonperforming loans and leases	31	(749)
Total nonperforming loans and leases, December 31 (4)	757	726
Foreclosed properties
Balance, January 1	31	33
Additions to foreclosed properties:
New foreclosed properties	6	32
Reductions in foreclosed properties:
Sales	(18)	(24)
Writedowns	(9)	(8)
Charge-offs	—	(2)
Total net reductions in foreclosed properties	(21)	(2)
Total foreclosed properties, December 31	10	31
Nonperforming commercial assets, December 31 (5)	$767	$757
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.31%	0.33%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.32%	0.35%

(1)	During 2005, nonperforming securities were reduced by $140 million primarily through exchanges resulting in a zero balance at December 31, 2005.
(2)

Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(3)	Certain loan and lease products, including business card, are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.
(4)

In 2006, $85 million in Interest Income was estimated to be contractually due on nonperforming commercial loans and leases classified as nonperforming at December 31, 2006, including troubled debt restructured loans of which $2 million were performing at December 31, 2006 and not included in the table above. Approximately $38 million of the estimated $85 million in contractual interest was received and included in Net Income for 2006.

(5)	Balances do not include nonperforming loans held-for-sale included in Other Assets of $50 million and $45 million at December 31, 2006 and 2005.

Industry Concentrations

Table 20 presents commercial committed credit exposure and the net credit default protection portfolio by industry. Our commercial credit exposure is diversified across a broad range of industries. Total commercial credit exposure increased by $53.8 billion, or 10 percent, in 2006 compared to 2005. Banks increased by $5.9 billion, or 19 percent due to increased activity in Capital Markets and Advisory Services within Global Corporate and Investment Banking, primarily in Australia and the United Kingdom. Government and public education increased $5.9 billion, or 18 percent, due primarily to growth concentrated in U.S. state and local entities, including both government and public education, consistent with our growth strategy for this sector. Healthcare equipment and services, and media increased $5.6 billion, or 22 percent, and $3.8 billion, or 25 percent, respectively, of which $2.3 billion and $2.5 billion was attributable to bridge and/or syndicated loan commitments, most of which are expected to be distributed in the normal course of executing our “originate to distribute” strategy. MBNA also contributed to growth in a number of industries, including healthcare equipment and services, and individuals and trusts.

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. Since December 31, 2005, our net credit default protection purchased has been reduced by $6.4 billion reflecting our view of the underlying risk in our credit portfolio and our near term outlook on the credit environment.

At December 31, 2006 and 2005, we had net notional credit default protection purchased in our credit derivatives portfolio of $8.3 billion and $14.7 billion. The net cost of credit default protection, including mark-to-market impacts, resulted in net losses of $241 million in 2006 compared to net gains of $49 million in 2005. Losses in 2006 primarily reflected the impact of credit spreads tightening across most of our hedge positions. The average Value-at-Risk (VAR) for these credit derivative hedges was $54 million and $69 million for the twelve months ended December 31, 2006 and 2005. The decrease in VAR was driven by a decrease in the average amount of credit protection outstanding during the period. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $57 million and $62 million for the twelve months ended December 31, 2006 and 2005. Refer to the discussion on page 73 for a description of our VAR calculation for the market-based trading portfolio.

Table 20

Commercial Credit Exposure and Net Credit Default Protection by Industry (1)

	December 31
	Commercial Utilized		Total Commercial Committed		Net Credit Default Protection (2)
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Real estate (3)	$49,208	$47,580	$73,493	$70,373	$(704)	$(1,305)
Diversified financials	24,802	24,975	67,027	64,073	(121)	(250)
Retailing	27,226	25,189	44,064	41,967	(581)	(1,134)
Government and public education	22,495	19,041	39,254	33,350	(25)	—
Capital goods	16,804	15,337	37,337	33,004	(402)	(741)
Banks	26,405	21,755	36,735	30,811	(409)	(315)
Consumer services	19,108	17,481	32,651	29,495	(433)	(788)
Healthcare equipment and services	15,787	13,455	31,095	25,494	(249)	(709)
Individuals and trusts	18,792	16,754	29,167	24,348	3	(30)
Materials	15,882	16,754	28,693	28,893	(630)	(1,119)
Commercial services and supplies	15,204	13,038	23,512	21,152	(372)	(472)
Food, beverage and tobacco	11,341	11,194	21,081	20,590	(319)	(580)
Media	8,659	6,701	19,056	15,250	(871)	(1,790)
Energy	9,350	9,061	18,405	17,099	(236)	(589)
Utilities	4,951	5,507	17,221	15,182	(362)	(899)
Transportation	11,451	11,297	17,189	16,980	(219)	(323)
Insurance	6,573	4,745	14,121	13,868	(446)	(1,493)
Religious and social organizations	7,840	7,426	10,507	10,022	—	—
Consumer durables and apparel	4,820	5,142	9,117	9,318	(170)	(475)
Technology hardware and equipment	3,279	3,116	8,046	7,171	(38)	(402)
Telecommunication services	3,513	3,520	7,929	9,193	(1,104)	(1,205)
Pharmaceuticals and biotechnology	2,530	1,675	6,289	4,906	(181)	(470)
Software and services	2,757	2,573	6,206	5,708	(126)	(299)
Automobiles and components	1,529	1,602	5,098	5,878	(483)	(679)
Food and staples retailing	2,153	2,258	4,222	4,241	(116)	(324)
Household and personal products	720	536	2,205	1,669	50	75
Semiconductors and semiconductor equipment	802	536	1,364	1,119	(18)	(54)
Other	6,396	2,503	6,825	2,926	302 (4)	1,677 (4)
Total	$340,377	$310,751	$617,909	$564,080	$(8,260)	$(14,693)

(1)	December 31, 2005 industry balances have been reclassified to reflect the realignment of industry codes utilizing Standard & Poor’s industry classifications and internal industry management.
(2)	Net notional credit default protection purchased is shown as negative amounts and the net notional credit protection sold is shown as positive amounts.
(3)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(4)

Represents net credit default swaps index positions, including tranched index exposure, which were principally investment grade. Indices are comprised of corporate credit derivatives that trade as an aggregate index value. Generally, they are grouped into portfolios based on specific ratings of credit quality or global geographic location. As of December 31, 2006 and 2005, credit default swap index positions were sold to reflect our view of the credit markets.

Tables 21 and 22 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2006 and 2005.

Table 21

Net Credit Default Protection by Maturity Profile

	December 31
	2006	2005
Less than or equal to one year	7%	—%
Greater than one year and less than or equal to five years	46	65
Greater than five years	47	35
Total	100%	100%

Table 22

Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	December 31, 2006		December 31, 2005
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$(23)	0.3%	$(22)	0.2%
AA	(237)	2.9	(523)	3.6
A	(2,598)	31.5	(4,861)	33.1
BBB	(3,968)	48.0	(8,572)	58.2
BB	(1,341)	16.2	(1,792)	12.2
B	(334)	4.0	(424)	2.9
CCC and below	(50)	0.6	(149)	1.0
NR (2)	291	(3.5)	1,650	(11.2)
Total	$(8,260)	100.0%	$(14,693)	100.0%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as negative amounts and the net notional credit protection sold is shown as positive amounts.

(2)

In addition to unrated names, “NR” includes $302 million and $1.7 billion in net credit default swaps index positions at December 31, 2006 and 2005. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

Foreign Portfolio

Our foreign credit and trading portfolio is subject to country risk. We define country risk as the risk of loss from unfavorable economic and political developments, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage foreign risk and exposures. Management oversight of country risk including cross-border risk is provided by the Country Risk Committee.

Table 23 presents total foreign exposure broken out by region at December 31, 2006 and 2005. Total foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the United States. Credit card exposure is reported on a funded basis. Total foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Outstandings which are assigned external guarantees are reported under the country of the guarantor. Outstandings with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. In regulatory reports under Federal Financial Institutions Examination Council (FFIEC) guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral. However, for the purpose of the following tables, resale agreements are generally presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment.

Table 23

Regional Foreign Exposure (1,2)

	December 31
(Dollars in millions)	2006	2005
Europe	$85,279	$55,068
Asia Pacific (3)	27,403	13,938
Latin America (4)	8,998	10,551
Middle East	811	616
Africa	317	86
Other (5)	7,131	4,550
Total	$129,939	$84,809

(1)

Generally, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment except where the underlying securities are U.S. Treasuries, in which case the domicile is the U.S., and are therefore excluded from this presentation. For regulatory reporting under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.

(2)	Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $4.3 billion and $7.4 billion at December 31, 2006 and 2005.
(3)	Includes Australia and New Zealand.
(4)	Includes Bermuda and Cayman Islands.
(5)	Other includes Canada and supranational entities.

Our total foreign exposure was $129.9 billion at December 31, 2006, an increase of $45.1 billion from December 31, 2005. The growth in our foreign exposure during 2006 was concentrated in Europe, which accounted for $85.3 billion, or 66 percent, of total foreign exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries with the largest concentration in the private sector which accounted for approximately 67 percent of the total exposure in Europe. The growth in Western Europe was due to the organic growth of $20.1 billion primarily driven by our Global Corporate and Investment Banking business, as well as the $10.0 billion addition of MBNA exposures in the United Kingdom, Ireland and Spain.

Asia Pacific was our second largest foreign exposure at $27.4 billion, or 21 percent, of total foreign exposure at December 31, 2006. The growth in Asia Pacific was driven by higher securities trading exposure primarily in Japan, South Korea and Australia. Loans and Leases, loan commitments, and other financing in Australia also contributed to the increase in Asia Pacific.

Latin America accounted for $9.0 billion, or seven percent of total foreign exposure at December 31, 2006, a decline of $1.6 billion, or 15 percent, from December 31, 2005. The decline in exposure in Latin America was primarily due to the sale of our Brazilian operations, partially offset by the equity in Banco Itaú received in exchange for the sale, and a decline in local country exposure in Chile. These decreases were partially offset by an increase in cross-border exposure in Mexico.

For more information on our Asia Pacific and Latin America exposure, see discussion on foreign exposure to selected countries defined as emerging markets on page 67.

As presented in Table 24, at December 31, 2006 and 2005, the United Kingdom had total cross-border exposure of $17.3 billion and $21.2 billion, representing 1.18 percent and 1.64 percent of Total Assets. At December 31, 2006 and 2005, the United Kingdom was the only country whose total cross-border outstandings exceeded one percent of our total assets. At December 31, 2006, the largest concentration of the cross-border exposure to the United Kingdom was in the banking sector. At December 31, 2006 and 2005, Germany was the only country whose total cross-border outstandings of $12.6 billion and $10.0 billion were between 0.75 percent and one percent of total assets.

Table 24

Total Cross-border Exposure Exceeding One Percent of Total Assets (1,2)

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percentage of Total Assets
United Kingdom	2006	$53	$9,172	$8,059	$17,284	1.18%
	2005	298	7,272	13,616	21,186	1.64
	2004	74	1,585	8,481	10,140	0.91

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

(2)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $1.2 billion, $1.8 billion, and $1.8 billion at December 31, 2006, 2005, and 2004, respectively.

As presented in Table 25, foreign exposure to borrowers or counterparties in emerging markets increased $3.0 billion to $20.9 billion at December 31, 2006, compared to $17.9 billion at December 31, 2005. The increase was primarily due to higher sovereign and corporate securities trading exposures in Asia Pacific. Foreign exposure to borrowers or counterparties in emerging markets represented 16 percent and 21 percent of total foreign exposure at December 31, 2006 and 2005.

Table 25

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Foreign Exposure December 31 2006	Increase/ (Decrease) From December 31 2005
Region/Country
Asia Pacific
China	$236	$48	$88	$3,193	$3,565	$49	$3,614	$210
South Korea	254	546	84	2,493	3,377	—	3,377	2,222
India	560	423	313	739	2,035	—	2,035	444
Singapore	226	9	116	521	872	—	872	402
Hong Kong	345	36	56	427	864	—	864	305
Taiwan	305	52	52	40	449	293	742	(176)
Other Asia Pacific	77	22	10	482	591	—	591	(4)
Total Asia Pacific	2,003	1,136	719	7,895	11,753	342	12,095	3,403
Latin America
Mexico	924	195	204	2,608	3,931	—	3,931	607
Brazil	153	84	26	1,986	2,249	402	2,651	(820)
Chile	221	13	—	9	243	83	326	(654)
Argentina	32	17	—	76	125	127	252	58
Other Latin America	108	131	10	18	267	15	282	(77)
Total Latin America	1,438	440	240	4,697	6,815	627	7,442	(886)
Middle East and Africa	484	261	140	231	1,116	—	1,116	414
Central and Eastern Europe	—	68	21	126	215	—	215	73
Total	$3,925	$1,905	$1,120	$12,949	$19,899	$969	$20,868	$3,004

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(3)

Derivative Assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $9 million and $80 million at December 31, 2006 and 2005. There are less than $1 million of other marketable securities collateralizing derivative assets as of December 31, 2006. Derivative Assets were collateralized by $4 million of other marketable securities at December 31, 2005.

(4)

Generally, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment except where the underlying securities are U.S. Treasuries, in which case the domicile is the U.S., and are therefore excluded from this presentation. For regulatory reporting under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.

(5)

Cross-border exposure includes amounts payable to us by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.

(6)

Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at December 31, 2006 was $20.7 billion compared to $24.2 billion at December 31, 2005. Local liabilities at December 31, 2006 in Asia Pacific and Latin America were $14.1 billion and $6.6 billion of which $6.6 billion were in Singapore, $3.6 billion in Hong Kong, $2.5 billion in Chile, $1.9 billion in Argentina, $1.4 billion in Mexico, $1.2 billion in South Korea, $829 million in India, $784 million in Uruguay, and $669 million in China. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

At December 31, 2006, 58 percent of the emerging markets exposure was in Asia Pacific, compared to 49 percent at December 31, 2005. Asia Pacific emerging markets exposure increased by $3.4 billion. Growth was driven by higher cross-border sovereign and corporate securities trading exposure, primarily in South Korea, India and Singapore, as well as higher other financing exposure in India. Our exposure in China was primarily related to our investment in CCB at both December 31, 2006 and 2005.

In December 2006, the Corporation completed the sale of its Asia Commercial Banking business to CCB. Our corporate banking and wholesale franchises are not impacted by this sale.

At December 31, 2006, 36 percent of the emerging markets exposure was in Latin America compared to 47 percent at December 31, 2005. Lower exposures in Brazil and Chile were partially offset by an increase in Mexico. The decline in Brazil was related to the sale of our Brazilian operations in September 2006 in exchange principally for equity in Banco Itaú. As of December 31, 2006, our investment in Banco Itaú accounted for $1.9 billion of exposure in Brazil. The decline in Chile was due to higher local liabilities which reduced our local exposure.

In August 2006, we announced a definitive agreement to sell our operations in Chile and Uruguay for equity in Banco Itaú. These transactions are expected to close in early 2007. Subsequent to the sale of our Brazilian operations and the closing of the Chile and Uruguay transactions, the Corporation will hold approximately seven percent of the equity of Banco Itaú through voting and non-voting shares.

The increased exposures in Mexico were attributable to higher cross-border corporate securities trading exposure. Our 24.9 percent investment in Santander accounted for $2.3 billion and $2.1 billion of exposure in Mexico at December 31, 2006 and 2005.

In December 2005, we announced a definitive agreement with a consortium led by Johannesburg-based Standard Bank Group Limited for the sale of our assets and the assumption of our liabilities in Argentina. This transaction is expected to close in early 2007.

Provision for Credit Losses

The Provision for Credit Losses was $5.0 billion, a $996 million, or 25 percent, increase over 2005.

The consumer portion of the Provision for Credit Losses increased $367 million to $4.8 billion compared to 2005. This increase was primarily driven by the addition of MBNA, partially offset by lower bankruptcy-related costs on the domestic consumer credit card portfolio. On the domestic consumer credit card portfolio, lower bankruptcy charge-offs resulting from bankruptcy reform and the absence of the $210 million provision recorded in 2005 to establish reserves for changes in credit card minimum payment requirements were partially offset by portfolio seasoning. Consumer provision expense increased throughout the year as most products trended toward more normalized credit cost levels due to portfolio seasoning and an upward trend in bankruptcy-related charge-offs from the unusually low levels experienced post bankruptcy reform. Credit costs in Europe increased throughout the year due to seasoning of the credit card portfolio and higher personal insolvencies in the United Kingdom. For discussions of the impact of SOP 03-3, see Consumer Portfolio Credit Risk Management beginning on page 53.

The commercial portion of the Provision for Credit Losses for 2006 was $243 million compared to negative $370 million in 2005. The increase was driven by the absence in 2006 in Global Corporate and Investment Banking of benefits from the release of reserves in 2005 related to an improved risk profile in Latin America and reduced uncertainties associated with the FleetBoston credit integration. Also contributing to the increase were both the addition of MBNA and seasoning of the business card and small business portfolios in Global Consumer and Small Business Banking, as well as lower recoveries in 2006 in Global Corporate and Investment Banking. Partially offsetting these increases were reductions in Global Corporate and Investment Banking commercial reserves in 2006 as a stable economic environment throughout 2006 drove sustained favorable commercial credit market conditions.

The Provision for Credit Losses related to unfunded lending commitments was $9 million in 2006 compared to negative $7 million in 2005.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of December 31, 2006, quarterly updating of historical loss experience did not have a material impact on the Allowance for Loan and Lease Losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of December 31, 2006, quarterly updating of the loss forecast models increased the Allowance for Loan and Lease Losses due to portfolio seasoning and the trend toward more normalized loss levels. Included within this second component of the Allowance for Loan and Lease Losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults and event risk. During 2006, commercial reserves were released as a stable economic environment throughout 2006 drove sustained favorable commercial credit market conditions.

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

The Allowance for Loan and Lease Losses for the consumer portfolio as presented in Table 27 was $5.6 billion at December 31, 2006, an increase of $1.0 billion from December 31, 2005. This increase was primarily attributable to the addition of MBNA.

The allowance for commercial loan and lease losses was $3.5 billion at December 31, 2006, a $74 million decrease from December 31, 2005. Commercial – foreign allowance levels decreased due to the sale of our Brazilian operations. The increase in commercial – domestic allowance levels was primarily attributable to the addition of MBNA partially offset by the above mentioned reductions in commercial reserves in 2006.

Within the individual consumer and commercial product categories, credit card – domestic allowance levels include reductions throughout 2006 from new securitizations and reductions as reserves established in 2005 for changes in minimum payment requirements were utilized to absorb associated net charge-offs. Direct/indirect consumer allowance levels increased as the Corporation discontinued new sales of receivables into the Card Services unsecured lending securitization trusts. Commercial – domestic allowance levels also increased as reserves were established for new advances on business card accounts for which previous loan balances were sold to the securitization trusts.

Reserve for Unfunded Lending Commitments

In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet.

We monitor differences between estimated and actual incurred credit losses upon draws of the commitments. This monitoring process includes periodic assessments by senior management of credit portfolios and the models used to estimate incurred losses in those portfolios.

Changes to the reserve for unfunded lending commitments are made through the Provision for Credit Losses. The reserve for unfunded lending commitments at December 31, 2006 was $397 million, relatively flat with December 31, 2005.

Table 26 presents a rollforward of the allowance for credit losses for 2006 and 2005.

Table 26

Allowance for Credit Losses

(Dollars in millions)	2006	2005
Allowance for loan and lease losses, January 1	$8,045	$8,626
MBNA balance, January 1, 2006	577	—
Loans and leases charged off
Residential mortgage	(74)	(58)
Credit card—domestic	(3,546)	(4,018)
Credit card—foreign	(292)	—
Home equity lines	(67)	(46)
Direct/Indirect consumer	(748)	(380)
Other consumer	(436)	(376)
Total consumer	(5,163)	(4,878)
Commercial—domestic	(597)	(535)
Commercial real estate	(7)	(5)
Commercial lease financing	(28)	(315)
Commercial—foreign	(86)	(61)
Total commercial	(718)	(916)
Total loans and leases charged off	(5,881)	(5,794)
Recoveries of loans and leases previously charged off
Residential mortgage	35	31
Credit card—domestic	452	366
Credit card—foreign	67	—
Home equity lines	16	15
Direct/Indirect consumer	224	132
Other consumer	133	101
Total consumer	927	645
Commercial—domestic	261	365
Commercial real estate	4	5
Commercial lease financing	56	84
Commercial—foreign	94	133
Total commercial	415	587
Total recoveries of loans and leases previously charged off	1,342	1,232
Net charge-offs	(4,539)	(4,562)
Provision for loan and lease losses	5,001	4,021
Other	(68)	(40)
Allowance for loan and lease losses, December 31	9,016	8,045
Reserve for unfunded lending commitments, January 1	395	402
Provision for unfunded lending commitments	9	(7)
Other	(7)	—
Reserve for unfunded lending commitments, December 31	397	395
Total	$9,413	$8,440
Loans and leases outstanding at December 31	$706,490	$573,791
Allowance for loan and lease losses as a percentage of loans and leases outstanding at December 31	1.28%	1.40%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at December 31	1.19	1.27
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at December 31	1.44	1.62
Average loans and leases outstanding during the year	$652,417	$537,218
Net charge-offs as a percentage of average loans and leases outstanding during the year (1)	0.70%	0.85%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31	505	532
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (1)	1.99	1.76

(1)

For 2006, the impact of SOP 03-3 decreased net charge-offs by $288 million. Excluding the impact of SOP 03-3, net charge-offs as a percentage of average loans and leases outstanding for 2006 was 0.74 percent, and the ratio of the Allowance for Loan and Lease Losses to net charge-offs was 1.87 at December 31, 2006.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 27 presents our allocation by product type.

Table 27

Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2006		2005
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$248	2.8%	$277	3.4%
Credit card—domestic	3,176	35.2	3,301	41.0
Credit card—foreign	336	3.7	—	—
Home equity lines	133	1.5	136	1.7
Direct/Indirect consumer	1,200	13.3	421	5.2
Other consumer	467	5.2	380	4.8
Total consumer	5,560	61.7	4,515	56.1
Commercial—domestic	2,162	24.0	2,100	26.1
Commercial real estate	588	6.5	609	7.6
Commercial lease financing	217	2.4	232	2.9
Commercial—foreign	489	5.4	589	7.3
Total commercial (1)	3,456	38.3	3,530	43.9
Allowance for loan and lease losses	9,016	100.0%	8,045	100.0%
Reserve for unfunded lending commitments	397		395
Total	$9,413		$8,440

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $43 million and $55 million at December 31, 2006 and 2005.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, ALM process, credit risk mitigation activities and mortgage banking activities.

Our traditional banking loan and deposit products are nontrading positions and are reported at amortized cost for assets or the amount owed for liabilities (historical cost). The accounting rules require a historical cost view of traditional banking assets and liabilities. However, these positions are still subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. The risk of adverse changes in the economic value of our nontrading positions is managed through our ALM activities.

Trading positions are reported at estimated market value with changes reflected in income. Trading positions are subject to various risk factors, which include exposures to interest rates and foreign exchange rates, as well as equity, mortgage, commodity and issuer risk factors. We seek to mitigate these risk exposures by using techniques that encompass a variety of financial instruments in both the cash and derivatives markets. The following discusses the key risk components along with respective risk mitigation techniques.

Interest Rate Risk

Interest rate risk represents exposures to instruments whose values vary with the level or volatility of interest rates. These instruments include, but are not limited to, loans, debt securities, certain trading-related assets and liabilities, deposits, borrowings and derivative instruments. Hedging instruments used to mitigate these risks include related derivatives such as options, futures, forwards and swaps.

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in other currencies. The types of instruments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans, foreign currency-denominated securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign-currency denominated debt and various foreign exchange derivative instruments whose values fluctuate with changes in the level or volatility of currency exchange rates or foreign interest rates. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards and deposits.

Mortgage Risk

Mortgage risk represents exposures to changes in the value of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, default, other interest rates and interest rate volatility. Our exposure to these instruments takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages, and collateralized mortgage obligations. Second, we originate a variety of mortgage-backed securities which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage activities. See Notes 1 and 8 of the Consolidated Financial Statements for additional information on MSRs. Hedging instruments used to mitigate this risk include options, futures, forwards, swaps, swaptions and securities.

Equity Market Risk

Equity market risk represents exposures to securities that represent an ownership interest in a corporation in the form of domestic and foreign common stock or other equity-linked instruments. Instruments that would lead to this exposure include, but are not limited to, the following: common stock, exchange traded funds, American Depositary Receipts (ADRs), convertible bonds, listed equity options (puts and calls), over-the-counter equity options, equity total return swaps, equity index futures and other equity derivative products. Hedging instruments used to mitigate this risk include options, futures, swaps, convertible bonds and cash positions.

Commodity Risk

Commodity risk represents exposures to instruments traded in the petroleum, natural gas, power, and metals markets. These instruments consist primarily of futures, forwards, swaps and options. Hedging instruments used to mitigate this risk include options, futures and swaps in the same or similar commodity product, as well as cash positions.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers. Our portfolio is exposed to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults. Hedging instruments used to mitigate this risk include bonds, credit default swaps and other credit fixed income instruments.

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Complex Accounting Estimates beginning on page 81. Trading Account Profits represent the net amount earned from our trading positions and, as reported in the Consolidated Statement of Income, do not include the Net Interest Income recognized on trading positions, or the related funding charge or benefit. Trading Account Profits can be volatile and are largely driven by general market conditions and customer demand. Trading Account Profits are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2006. Trading-related revenue encompasses proprietary trading and customer-related activities. During 2006, positive trading-related revenue was recorded for 96 percent of the trading days. Furthermore, there were no trading days with losses greater than $10 million and the largest loss was $10 million. This can be compared to 2005, where positive trading-related revenue was recorded for 86 percent of the trading days and only four percent of the total trading days had losses greater than $10 million and the largest loss was $55 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use VAR modeling and stress testing. VAR is a key statistic used to measure market risk. In order to manage day-to-day risks, VAR is subject to trading limits both for our overall trading portfolio and within individual businesses. Senior management reviews and evaluates the results of these limit excesses.

A VAR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. The VAR represents the worst loss the portfolio is expected to experience with a given level of confidence. VAR depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model uses a historical simulation approach based on three years of historical data and assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in 2006 and exceeded VAR twice in 2005.

The assumptions and data underlying our VAR model are updated on a regular basis. In addition, the predictive accuracy of the model is periodically tested by comparing actual losses for individual businesses with the losses predicted by the VAR model. Senior management reviews and evaluates the results of these tests.

The following graph shows daily trading-related revenue and VAR for 2006.

Table 28 presents average, high and low daily VAR for the twelve months ended December 31, 2006 and 2005.

Table 28

Trading Activities Market Risk

	Twelve Months Ended December 31
	2006			2005
	VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$8.2	$22.9	$3.1	$5.6	$12.1	$2.6
Interest rate	18.5	50.0	7.3	24.7	58.2	10.8
Credit	26.8	36.7	18.4	22.7	33.4	14.4
Real estate/mortgage	8.4	12.7	4.7	11.4	20.7	6.5
Equities	18.8	39.6	9.9	18.1	35.1	9.6
Commodities	6.1	9.9	3.4	6.6	10.6	3.5
Portfolio diversification	(45.5)	—	—	(47.3)	—	—
Total market-based trading portfolio (2)	$41.3	$59.8	$26.0	$41.8	$67.0	$26.8

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	See Commercial Portfolio Credit Risk Management on page 57 for a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to senior management. During 2006, the largest losses among these scenarios ranged from $7 million to $591 million. Hypothetical scenarios evaluate the potential impact of extreme but plausible events. These scenarios are developed to address perceived vulnerabilities in the market and in our portfolios, and are periodically updated.

Senior management reviews and evaluates results of these scenarios monthly. During 2006, the largest losses among these scenarios ranged from $441 million to $734 million. Worst-case losses, which represent the most extreme losses in our daily VAR calculation, are reported daily. Finally, desk-level stress tests are performed daily for individual businesses. These stress tests evaluate the potential adverse impact of large moves in the market risk factors to which those businesses are most sensitive.

Interest Rate Risk Management for Nontrading Activities

Interest rate risk represents the most significant market risk exposure to our nontrading exposures. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect core net interest income – managed basis. Interest rate risk is measured as the potential volatility in our core net interest income – managed basis caused by changes in market interest rates. Client facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities, as well as the impact of changing market conditions, is managed through our ALM activities.

Simulations are used to estimate the impact on core net interest income – managed basis using numerous interest rate scenarios, balance sheet trends and strategies. These simulations evaluate how the above mentioned scenarios impact core net interest income – managed basis on short-term financial instruments, debt securities, loans, deposits, borrowings and derivative instruments. In addition, these simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics.

The Balance Sheet Management group analyzes core net interest income – managed basis forecasts utilizing different rate scenarios, with the base case utilizing forward interest rates. The Balance Sheet Management group frequently updates the core net interest income – managed basis forecast for changing assumptions and differing outlooks based on economic trends and market conditions. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to interest rate changes.

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly average rates used in our respective baseline forecasts at December 31, 2006 and 2005 were as follows:

Table 29

Forward Rates

	December 31
	2006		2005
	Federal Funds	Ten-Year Swap	Federal Funds	Ten-Year Swap
Spot rates	5.25%	5.18%	4.25%	4.94%
12-month forward average rates	4.85	5.19	4.75	4.97

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from December 31, 2006 and 2005, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 24.

Table 30

Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions)			December 31
Curve Change	Short Rate	Long Rate	2006	2005
+100 Parallel shift	+100	+100	$(557)	$(357)
-100 Parallel shift	-100	-100	770	244
Flatteners
Short end	+100	—	(687)	(523)
Long end	—	-100	(192)	(298)
Steepeners
Short end	-100	—	971	536
Long end	—	+100	138	168

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years. The estimated exposure is reported on a managed basis and reflects impacts that may be realized primarily in Net Interest Income and Card Income. This sensitivity analysis excludes any impact that could occur in the valuation of retained interests in the Corporation’s securitizations due to changes in interest rate levels. See Note 9 of the Consolidated Financial Statements for additional information on Securitizations.

Beyond what is already implied in the forward market curve, the interest rate risk position has become modestly more exposed to rising rates since December 31, 2005. This exposure is primarily driven by the addition of MBNA. Conversely, over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. During the third quarter of 2006, we made a strategic shift in our balance sheet composition strategy to reduce the level of mortgage-backed securities and thereby reduce the level of investments in debt securities relative to loans. Accordingly, management targeted a reduction of mortgage-backed debt securities of approximately $100 billion over the next couple of years in order to achieve a balance sheet composition that would be consistent with management’s revised risk-reward profile. Management expects the total targeted reduction will result from the third quarter sale of $43.7 billion in mortgage-backed securities combined with expected maturities and paydowns of mortgage-backed securities over the next couple of years. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

The securities portfolio also includes investments to a lesser extent in corporate, municipal and other investment grade debt securities. The strategic shift in the balance sheet composition strategy did not impact these holdings. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

During 2006 and 2005, we purchased AFS debt securities of $40.9 billion and $204.5 billion, sold $55.1 billion and $133.4 billion, and had maturities and received paydowns of $22.4 billion and $39.5 billion. We realized $(443) million and $1.1 billion in Gains (Losses) on Sales of Debt Securities during 2006 and 2005. The value of our Accumulated OCI related to AFS debt securities increased (improved) by $131 million (pre-tax) during 2006 which was driven by the realized loss on the securities sale partially offset by an increase in interest rates.

Accumulated OCI includes $2.9 billion in after-tax losses at December 31, 2006, related to after-tax unrealized losses associated with our AFS securities portfolio, including $3.1 billion of after-tax unrealized losses related to AFS debt securities and $249 million of after-tax unrealized gains related to AFS equity securities. Total market value of the AFS debt securities was $192.8 billion at December 31, 2006, with a weighted average duration of 4.1 years and primarily relates to our mortgage-backed securities portfolio.

Changes to the Accumulated OCI amounts for the AFS securities portfolio going forward will be driven by further interest rate or price fluctuations, the collection of cash flows including prepayment and maturity activity, and the passage of time.

Residential Mortgage Portfolio

During 2006 and 2005, we purchased $42.3 billion and $32.0 billion of residential mortgages related to ALM activities and sold $11.0 billion and $10.1 billion. We added $51.9 billion and $18.3 billion of originated residential mortgages to the balance sheet for 2006 and 2005. Additionally, we received paydowns of $24.7 billion and $35.8 billion for 2006 and 2005. The ending balance at December 31, 2006 was $241.2 billion, compared to $182.6 billion at December 31, 2005.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to mitigate our interest rate and foreign exchange risk. We use derivatives to hedge the changes in cash flows or changes in market values on our balance sheet due to interest rate and foreign exchange components. See Note 4 of the Consolidated Financial Statements for additional information on our hedging activities.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 31 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at December 31, 2006 and 2005.

The changes in our derivatives portfolio reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our net receive fixed swap position (including foreign exchange contracts) decreased $10.5 billion to $12.3 billion at December 31, 2006 compared to $22.8 billion at December 31, 2005. The decrease in the net receive fixed position is primarily due to terminations and maturities within the portfolio during the year. The notional amount of our foreign exchange basis swaps increased $14.1 billion to $31.9 billion at December 31, 2006 compared to $17.8 billion at December 31, 2005. The notional amount of our option position increased $186.0 billion to $243.3 billion at December 31, 2006, compared to December 31, 2005. The increase in the notional amount of options was due to the addition of caps used to reduce the sensitivity of Net Interest Income to changes in market interest rates. Futures and forward rate contracts are comprised primarily of $8.5 billion of forward purchase contracts of mortgage loans at December 31, 2006 and $35.0 billion of forward purchase contracts of mortgage-backed securities and mortgage loans at December 31, 2005. The forward purchase contracts outstanding at December 31, 2006, settled in January 2007 with an average yield of 5.67 percent. The forward purchase contracts outstanding at December 31, 2005, settled from January 2006 to April 2006, with an average yield of 5.46 percent.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and those used as economic hedges. The fair value of net ALM contracts increased from a loss of $386 million at December 31, 2005 to a gain of $1.5 billion at December 31, 2006. The increase was primarily attributable to gains from changes in the value of foreign exchange basis swaps of $2.6 billion and receive fixed and pay fixed interest rate swaps of $1.3 billion, partially offset by losses from changes in the values of foreign exchange contracts of $1.2 billion, and option products of $1.0 billion. The increase in the value of foreign exchange basis swaps was due to the strengthening of most foreign currencies against the dollar during 2006. The increases in the value of receive fixed interest rate swaps was due to terminations partially offset by losses as a result of increases in market interest rates. The increase in the value of pay fixed interest rate swaps was due to gains from increases in market interest rates partially offset by terminations. The decrease in the value of foreign exchange contracts was due primarily to increases in foreign interest rates during 2006. The decrease in the value of option products was primarily due to changes in the composition of the option portfolio.

Table 31

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 2006
		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter
Receive fixed interest rate swaps (1)	$(748)								4.42
Notional amount		$91,502	$2,795	$7,844	$48,900	$3,252	$1,630	$27,081
Weighted average fixed rate		4.90%	4.80%	4.41%	4.90%	4.35%	4.50%	5.14%
Pay fixed interest rate swaps (1)	261								2.93
Notional amount		$100,217	$15,000	$2,500	$44,000	$—	$250	$38,467
Weighted average fixed rate		4.98%	5.12%	5.11%	4.86%	—%	5.43%	5.06%
Foreign exchange basis swaps (2)	1,992
Notional amount		$31,916	$174	$2,292	$3,012	$5,351	$3,962	$17,125
Option products (3)	317
Notional amount		243,280	200,000	43,176	—	70	—	34
Foreign exchange contracts (4)	(319)
Notional amount (5)		20,319	(753)	1,588	1,901	3,850	1,104	12,629
Futures and forward rate contracts (6)	(46)
Notional amount (5)		8,480	8,480	—	—	—	—	—

Net ALM contracts	$1,457

December 31, 2005
		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2006	2007	2008	2009	2010	Thereafter
Receive fixed interest rate swaps (1)	$(1,390)								4.17
Notional amount		$108,985	$4,337	$13,080	$6,144	$39,107	$10,387	$35,930
Weighted average fixed rate		4.62%	4.75%	4.66%	4.02%	4.51%	4.43%	4.77%
Pay fixed interest rate swaps (1)	(408)								3.85
Notional amount		$102,281	$5,100	$55,925	$10,152	$—	$—	$31,104
Weighted average fixed rate		4.61%	3.23%	4.46%	4.24%	—%	—%	5.21%
Foreign exchange basis swaps (2)	(644)
Notional amount		$17,806	$514	$174	$884	$2,839	$3,094	$10,301
Option products (3)	1,349
Notional amount		57,246	—	—	57,246	—	—	—
Foreign exchange contracts (4)	909
Notional amount (5)		16,061	1,335	51	1,436	1,826	3,485	7,928
Futures and forward rate contracts	(202)
Notional amount (5)		34,716	34,716	—	—	—	—	—

Net ALM contracts	$(386)

(1)

At December 31, 2006, $4.2 billion of the receive fixed and $52.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2005, $46.6 billion of the receive fixed swap notional and $41.9 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.
(3)	Option products include $225.1 billion in caps and $18.2 billion in swaptions at December 31, 2006. Amounts at December 31, 2005 totaled $5.0 billion in caps and $52.2 billion in swaptions.
(4)

Foreign exchange contracts include foreign-denominated receive fixed interest rate swaps, cross-currency receive fixed interest rate swaps and foreign currency forward rate contracts. Total notional at December 31, 2006 was comprised of $21.0 billion in foreign-denominated and cross currency receive fixed swaps and $697 million in foreign currency forward rate contracts. At December 31, 2005, the notional balance consisted entirely of $16.1 billion in foreign-denominated and cross-currency fixed swaps.

(5)	Reflects the net of long and short positions.
(6)	At December 31, 2006, the position was comprised of $8.5 billion in forward purchase contracts that settled in January 2007.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and closed derivative instruments recorded in Accumulated OCI net-of-tax at December 31, 2006 was $3.7 billion. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to interest rates beyond what is implied in forward yield curves at December 31, 2006, the net losses are expected to be reclassified into earnings as follows: $1.0 billion (pre-tax), or 18 percent, within the next year, 58 percent within five years, 83 percent within 10 years, with the remaining 17 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 of the Consolidated Financial Statements.

The amount included in Accumulated OCI for terminated derivative contracts were losses of $3.2 billion and $2.5 billion, net-of-tax, at December 31, 2006 and 2005. The increase in losses can be attributable primarily to losses in the value of interest rate derivatives that were terminated during the year. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

Interest rate lock commitments (IRLCs) on loans intended to be sold are subject to interest rate risk between the date of the IRLC and the date the loan is funded. Residential first mortgage loans held-for-sale are subject to interest rate risk from the date of funding until the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used either as an economic hedge of IRLCs and residential first mortgage loans held-for-sale, or designated as a cash flow hedge of residential first mortgage loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At December 31, 2006, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage loans held-for-sale was $15.0 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At December 31, 2006, the amount of MSRs identified as being hedged by derivatives was approximately $2.9 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at December 31, 2006 was $44.9 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in the values of the MSRs that are hedged by these derivative contracts. During 2006, the increase in value attributed to economically hedged MSRs was $414 million offset by derivative hedge losses of $200 million.

The Corporation adopted SFAS No. 156 “Accounting for Servicing of Financial Assets” and accounts for consumer-related MSRs using the fair value measurement method on January 1, 2006. See Note 1 of the Consolidated Financial Statements for additional information as it relates to this accounting standard. See Note 8 of the Consolidated Financial Statements for additional information on MSRs.

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, including system conversions and integration, and external events. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business.

We approach operational risk from two perspectives: enterprise-wide and line of business-specific. The Compliance and Operational Risk Committee provides oversight of significant company-wide operational and compliance issues. Within Global Risk Management, Enterprise Compliance and Operational Risk Management develops policies, practices, controls and monitoring tools for assessing and managing operational risks across the Corporation. We also mitigate operational risk through a broad-based approach to process management and process improvement. Improvement efforts are focused on reduction of variation in outputs. We have a dedicated Quality and Productivity team to manage and certify the process management and improvement efforts. For selected risks, we use specialized support groups, such as Information Security and Supply Chain Management, to develop corporate-wide risk management practices, such as an information security program and a supplier program to ensure that suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses. These groups also work with line of business executives and risk executives to develop appropriate policies, practices, controls and monitoring tools for each line of business. Through training and communication efforts, compliance and operational risk awareness is driven across the Corporation.

The lines of business are responsible for all the risks within the business line, including operational risks. Operational and Compliance Risk executives, working in conjunction with senior line of business executives, have developed key tools to help manage, monitor and report operational risk in each business line. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning, and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Management uses a self-assessment process, which helps to identify and evaluate the status of risk issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions and to evaluate key operational risks impacting each line of business. In addition to information gathered from the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a business line level.

Recent Accounting and Reporting Developments

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 of the Consolidated Financial Statements, are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments.

The more judgmental estimates are summarized below. We have identified and described the development of the variables most important in the estimation process that, with the exception of accrued taxes, involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the model. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact Net Income. Separate from the possible future impact to Net Income from input and model variables, the value of our lending portfolio and market sensitive assets and liabilities may change subsequent to the balance sheet measurement, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

Allowance for Credit Losses

The allowance for credit losses is our estimate of probable losses in the loans and leases portfolio and within our unfunded lending commitments. Changes to the allowance for credit losses are reported in the Consolidated Statement of Income in the Provision for Credit Losses. Our process for determining the allowance for credit losses is discussed in the Credit Risk Management section beginning on page 53 and Note 1 of the Consolidated Financial Statements. Due to the variability in the drivers of the assumptions made in this process, estimates of the portfolio’s inherent risks and overall collectibility change with changes in the economy, individual industries, countries and individual borrowers’ or counterparties’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.

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

Our Allowance for Loan and Lease Losses is sensitive to the risk rating assigned to commercial loans and leases. Assuming a downgrade of one level in the internal risk rating for commercial loans and leases rated under the internal risk rating scale, except loans and leases already risk rated Doubtful as defined by regulatory authorities, the Allowance for Loan and Lease Losses would increase by approximately $830 million at December 31, 2006. The Allowance for Loan and Lease Losses as a percentage of loan and lease outstandings at December 31, 2006 was 1.28 percent and this hypothetical increase in the allowance would raise the ratio to approximately 1.39 percent. Our Allowance for Loan and Lease Losses is also sensitive to the loss rates used for the consumer and commercial portfolios. A 10 percent increase in the loss rates used on the consumer and commercial loan and lease portfolios would increase the Allowance for Loan and Lease Losses at December 31, 2006 by approximately $610 million, of which $515 million would relate to consumer and $95 million to commercial.

These sensitivity analyses do not represent management’s expectations of the deterioration in risk ratings or the increases in loss rates but are provided as hypothetical scenarios to assess the sensitivity of the Allowance for Loan and Lease Losses to changes in key inputs. We believe the risk ratings and loss severities currently in use are appropriate and that the probability of a downgrade of one level of the internal risk ratings for commercial loans and leases within a short period of time is remote.

The process of determining the level of the allowance for credit losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Fair Value of Financial Instruments

Trading Account Assets and Liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of Trading Account Assets or Liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At December 31, 2006, $8.4 billion, or six percent, of Trading Account Assets were fair valued using these alternative approaches. An immaterial amount of Trading Account Liabilities were fair valued using these alternative approaches at December 31, 2006.

The fair values of Derivative Assets and Liabilities include adjustments for market liquidity, counterparty credit quality, future servicing costs and other deal specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of Derivative Assets and Liabilities, various processes and controls have been adopted, which include: a Model Validation Policy that requires a review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a Trading Product Valuation Policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. These processes and controls are performed independently of the business segments.

The fair values of Derivative Assets and Liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third- party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. At December 31, 2006, the fair values of Derivative Assets and Liabilities determined by these quantitative models were $29.0 billion and $27.7 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variable. Further, they represent 12.3 percent and 12.2 percent of Derivative Assets and Liabilities, before the impact of legally enforceable master netting agreements. For the year ended December 31, 2006, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Trading Account Profits, which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading Account Profits are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential daily loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At December 31, 2006, the amount of our VAR was $48 million based on a 99 percent confidence level. For more information on VAR, see Trading Risk Management beginning on page 73.

The Corporation recognizes gains and losses at inception of a derivative contract only if the fair value of the contract is evidenced by a quoted market price in an active market, an observable price or other market transaction, or other observable data supporting a valuation model in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). For those gains and losses not evidenced by the above mentioned market data, the transaction price is used as the fair value of the derivative contract. Any difference between the transaction price and the model fair value is considered an unrecognized gain or loss at inception of the contract. These unrecognized gains and losses are recorded in income using the straight line method of amortization over the contractual life of the derivative contract. Earlier recognition of the full unrecognized gain or loss is permitted if the trade is terminated early, subsequent market activity is observed which supports the model fair value of the contract, or significant inputs used in the valuation model become observable in the market. As of December 31, 2006, the balance of the above unrecognized gains and losses was not material. SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements, will nullify certain guidance in EITF 02-3 when adopted and as a result, a portion of the above unrecognized gains and losses will be accounted for as a cumulative-effect adjustment to the opening balance of Retained Earnings.

AFS Securities are recorded at fair value, which is generally based on direct market quotes from actively traded markets.

Principal Investing

Principal Investing is included within Equity Investments included in All Other and is discussed in more detail beginning on page 41. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle, from start-up to buyout. These investments are made either directly in a company or held through a fund. Some of these companies may need access to additional cash to support their long-term business models. Market conditions and company performance may impact whether funding is available from private investors or the capital markets.

Investments with active market quotes are carried at estimated fair value; however, the majority of our investments do not have publicly available price quotations. At December 31, 2006, we had nonpublic investments of $5.1 billion, or approximately 95 percent of the total portfolio. Valuation of these investments requires significant management judgment. Management determines values of the underlying investments based on multiple methodologies including in-depth semi-annual reviews of the investee’s financial statements and financial condition, discounted cash flows, the prospects of the investee’s industry and current overall market conditions for similar investments. In addition, on a quarterly basis as events occur or information comes to the attention of management that indicates a change in the value of an investment is warranted, investments are adjusted from their original invested amount to estimated fair values at the balance sheet date with changes being recorded in Equity Investment Gains in the Consolidated Statement of Income. Investments are not adjusted above the original amount invested unless there is clear evidence of a fair value in excess of the original invested amount. As part of the valuation process, senior management reviews the portfolio and determines when an impairment needs to be recorded. The Principal Investing portfolio is not material to our Consolidated Balance Sheet, but the impact of the valuation adjustments may be material to our operating results for any particular quarter.

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

In applying the principles of SFAS 109, we monitor relevant tax authorities and change our estimate of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities. These revisions of our estimate of accrued income taxes, which also may result from our own income tax planning and from the resolution of income tax controversies, may be material to our operating results for any given quarter.

Goodwill and Intangibles Assets

The nature of and accounting for Goodwill and Intangible Assets is discussed in detail in Notes 1 and 10 of the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, or in interim periods if events or circumstances indicate a potential impairment. The reporting units utilized for this test were those that are one level below the business segments identified on page 25. The impairment test is performed in two steps. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step compares the implied fair value of the reporting unit’s Goodwill, as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”, with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

For Intangible Assets subject to amortization, impairment exists when the carrying amount of the Intangible Asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the Intangible Asset is not recoverable and exceeds its fair value. The carrying amount of the Intangible Asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from it. An Intangible Asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the Intangible Asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the Intangible Asset exceeds its fair value.

The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach and the market approach and the fair values of the Intangible Assets were determined using the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. However, these differences have not been material and we believe that this methodology provides a reasonable means to determine fair values. Cash flows were discounted using a discount rate based on expected equity return rates, which was 11 percent for 2006. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. For purposes of the market approach, valuations of reporting units were based on actual comparable market transactions and market earnings multiples for similar industries of the reporting unit.

Our evaluations for the year ended December 31, 2006 indicated there was no impairment of Goodwill or Intangible Assets.

2005 Compared to 2004

The following discussion and analysis provides a comparison of our results of operations for 2005 and 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 5 and 6 contain financial data to supplement this discussion.

Overview

Net Income

Net Income totaled $16.5 billion, or $4.04 per diluted common share, in 2005 compared to $13.9 billion, or $3.64 per diluted common share, in 2004. The return on average common shareholders’ equity was 16.51 percent in 2005 compared to 16.47 percent in 2004. These earnings provided sufficient cash flow to allow us to return $10.6 billion and $9.0 billion in 2005 and 2004, in capital to shareholders in the form of dividends and share repurchases, net of employee stock options exercised.

Net Interest Income

Net Interest Income on a FTE basis increased $2.9 billion to $31.6 billion in 2005 compared to 2004. The primary drivers of the increase were the impact of FleetBoston, organic growth in consumer (primarily credit card and home equity) and commercial loans, higher domestic deposit levels and a larger ALM portfolio (primarily securities). Partially offsetting these increases was the adverse impact of spread compression due to the flattening of the yield curve, which contributed to lower Net Interest Income. The net interest yield on a FTE basis declined 33 bps to 2.84 percent in 2005, primarily due to the adverse impact of an increase in lower-yielding, trading-related balances and spread compression, which was partially offset by growth in core deposit and consumer loans.

Noninterest Income

Noninterest Income increased $4.3 billion to $25.4 billion in 2005, due primarily to increases in Card Income of $1.2 billion, Equity Investment Gains of $1.2 billion, Trading Account Profits of $750 million, Service Charges of $715 million, Investment and Brokerage Services of $570 million and Mortgage Banking Income of $391 million. Card Income increased due to increased interchange income and merchant discount fees driven by growth in debit and credit purchase volumes and the acquisition of National Processing, Inc. (NPC). Equity Investment Gains increased as liquidity in the private equity markets increased. Trading Account Profits increased due to increased customer activity and the absence of a writedown of the Excess Spread Certificates that occurred in 2004. Service Charges grew driven by organic account growth. Investment and Brokerage Services increased due to higher asset management fees and mutual fund fees. Mortgage Banking Income grew due to lower MSR impairment charges, partially offset by lower production income. Offsetting these increases was lower Other Income of $396 million primarily related to losses on derivative instruments designated as economic hedges in ALM activities that did not qualify for SFAS 133 hedge accounting treatment.

Provision for Credit Losses

The Provision for Credit Losses increased $1.2 billion to $4.0 billion in 2005. Domestic consumer credit card drove the increase, the result of higher bankruptcy related credit costs resulting from bankruptcy reform, portfolio seasoning, the impact of the FleetBoston portfolio and new advances on accounts for which previous loan balances were sold to the securitization trusts. The provision also increased as the rate of credit quality improvement slowed in the commercial portfolio and a reserve was established for estimated losses associated with Hurricane Katrina. Partially offsetting these increases were reductions in the reserves due to an improved risk profile in Latin America as well as reduced uncertainties associated with the FleetBoston credit integration.

Gains on Sales of Debt Securities

Gains on Sales of Debt Securities in 2005 and 2004, were $1.1 billion and $1.7 billion. The decrease was primarily due to lower gains realized on mortgage-backed securities and corporate bonds.

Noninterest Expense

Noninterest Expense increased $1.7 billion in 2005 from 2004, primarily due to the impact of FleetBoston and increases in personnel-related costs.

Income Tax Expense

Income Tax Expense was $8.0 billion in 2005 compared to $7.0 billion in 2004, resulting in an effective tax rate of 32.7 percent in 2005 and 33.3 percent in 2004. The difference in the effective tax rate between years resulted primarily from a tax benefit of $70 million related to the special one-time deduction associated with the repatriation of certain foreign earnings under the American Jobs Creation Act of 2004.

Business Segment Operations

Global Consumer and Small Business Banking

Net Income increased $1.3 billion, or 22 percent, to $7.0 billion in 2005 compared to 2004. Total Revenue rose $3.6 billion, or 15 percent, in 2005 compared to 2004, driven by increases in Net Interest Income and Noninterest Income. Growth in Average Deposits and Average Loans and Leases contributed to the $1.1 billion, or seven percent, increase in Net Interest Income. Increases in Card Income of $1.0 billion, Service Charges of $665 million and Mortgage Banking Income of $423 million drove the $2.5 billion, or 28 percent, increase in Noninterest Income. These increases were offset by increases in the Provision for Credit Losses and Noninterest Expense. The Provision for Credit Losses increased $912 million to $4.2 billion in 2005 mainly due to higher credit card net charge-offs driven by an increase in bankruptcy-related net charge-offs. In addition, the provision was impacted by new advances on accounts for which previous loan balances were sold to the securitization trusts. Noninterest Expense increased $680 million, or five percent, primarily due to the impact of FleetBoston and NPC.

Global Corporate and Investment Banking

Net Income increased $468 million, or eight percent, to $6.4 billion in 2005 compared to 2004. Total Revenue increased $1.9 billion, or 10 percent, in 2005 compared to 2004, driven by increases in Net Interest Income and Noninterest Income. Net Interest Income rose $486 million, or five percent, due to growth in Average Loans and Leases and Average Deposits, wider spreads on the deposit portfolio due to higher short-term interest rates, and the impact of FleetBoston earning assets offset by spread compression and a flattening yield curve in 2005. Noninterest Income increased $1.5 billion, or 18 percent, resulting from higher other noninterest income, Trading Account Profits and Investment and Brokerage Services. Net Income was also impacted by higher Gains on Sales of Debt Securities. These increases were partially offset by an increase in Noninterest Expense and a reduced benefit from Provision for Credit Losses. The Provision for Credit Losses increased $595 million to negative $291 million in 2005. The negative provision reflected continued improvement in commercial credit quality although at a slower pace than experienced in 2004. An improved risk profile in Latin America and reduced uncertainties resulting from the completion of credit-related integration activities for FleetBoston also contributed to the negative provision. Noninterest Expense increased by $832 million, or eight percent, driven by higher performance-based incentive compensation, processing costs and the impact of FleetBoston, partially offset by nonrecurring charges recognized in 2004 for the segment’s share of the mutual fund settlement and other litigation expenses.

Global Wealth and Investment Management

Net Income increased $684 million, or 42 percent, to $2.3 billion in 2005 compared to 2004. Total Revenue increased $1.3 billion, or 22 percent, in 2005. Net Interest Income increased $899 million, or 31 percent, driven by the addition of the FleetBoston portfolio and organic growth in deposits and loans in PB&I and The Private Bank. Global Wealth and Investment Management also benefited from the migration of deposits from Global Consumer and Small Business Banking. The total cumulative average impact of migrated balances was $39.3 billion in 2005 compared to $11.1 billion in 2004. Noninterest Income increased $417 million, or 14 percent, driven by increased Investment and Brokerage Services revenue primarily due to the impact of FleetBoston. These increases were offset by higher Noninterest Expense. Noninterest Expense increased $252 million, or seven percent, related to higher Personnel expense driven by PB&I growth in the Northeast and the impact of FleetBoston, partially offset by nonrecurring charges recognized in 2004 for the segment’s share of the mutual fund settlement and other litigation expenses.

All Other

Net Income increased $112 million, or 18 percent, to $744 million in 2005 compared to 2004. In 2005 compared to 2004, Total Revenue rose $379 million to $684 million, primarily driven by an increase in Equity Investment Gains in 2005. Offsetting this increase was a decline in the fair value of derivative instruments which were used as economic hedges of interest and foreign exchange rates as part of our ALM activities. Provision for Credit Losses decreased $277 million to $69 million in 2005, resulting from changes to components of the formula and other factors effective in 2004, and reduced credit costs in 2005 associated with previously exited businesses. These decreases were offset in part by the establishment of a $50 million reserve for estimated losses associated with Hurricane Katrina. Gains on Sales of Debt Securities decreased $794 million to $823 million primarily due to lower gains realized in 2005 on mortgage-backed securities and corporate bonds than in 2004. Merger and Restructuring Charges decreased $206 million as the FleetBoston integration was nearing completion and the infrastructure initiative was completed in the first quarter of 2005. Income Tax Expense decreased $155 million in 2005, driven by an increase in tax benefits for low-income housing credits.

Statistical Tables

Table I

Year-to-date Average Balances and Interest Rates – FTE Basis

	2006			2005			2004
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,611	$646	4.14%	$14,286	$472	3.30%	$14,254	$362	2.54%
Federal funds sold and securities purchased under agreements to resell	175,334	7,823	4.46	169,132	5,012	2.96	128,981	1,940	1.50
Trading account assets	145,321	7,552	5.20	133,502	5,883	4.41	104,616	4,092	3.91
Debt securities (1)	225,219	11,845	5.26	219,843	11,047	5.03	150,171	7,320	4.88
Loans and leases (2):
Residential mortgage	207,879	11,608	5.58	173,773	9,424	5.42	167,270	9,056	5.42
Credit card – domestic	63,838	8,638	13.53	53,997	6,253	11.58	43,435	4,653	10.71
Credit card – foreign	9,141	1,147	12.55	—	—	—	—	—	—
Home equity lines	68,696	5,105	7.43	56,289	3,412	6.06	39,400	1,835	4.66
Direct/Indirect consumer (3)	59,597	4,552	7.64	44,981	2,589	5.75	38,078	2,093	5.50
Other consumer (4)	10,713	1,089	10.17	6,908	667	9.67	7,717	594	7.70
Total consumer	419,864	32,139	7.65	335,948	22,345	6.65	295,900	18,231	6.16
Commercial – domestic	151,231	10,897	7.21	128,034	8,266	6.46	114,644	6,978	6.09
Commercial real estate (5)	36,939	2,740	7.42	34,304	2,046	5.97	28,085	1,263	4.50
Commercial lease financing	20,862	995	4.77	20,441	992	4.85	17,483	819	4.68
Commercial – foreign	23,521	1,674	7.12	18,491	1,292	6.99	16,505	850	5.15
Total commercial	232,553	16,306	7.01	201,270	12,596	6.26	176,717	9,910	5.61
Total loans and leases	652,417	48,445	7.43	537,218	34,941	6.50	472,617	28,141	5.95
Other earning assets	55,242	3,498	6.33	38,013	2,103	5.53	34,634	1,815	5.24
Total earning assets (6)	1,269,144	79,809	6.29	1,111,994	59,458	5.35	905,273	43,670	4.82
Cash and cash equivalents	34,052			33,199			28,511
Other assets, less allowance for loan and lease losses	163,485			124,699			110,847
Total assets	$1,466,681			$1,269,892			$1,044,631
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$34,608	$269	0.78%	$36,602	$211	0.58%	$33,959	$119	0.35%
NOW and money market deposit accounts	218,077	3,923	1.80	227,722	2,839	1.25	214,542	1,921	0.90
Consumer CDs and IRAs	144,738	6,022	4.16	124,385	4,091	3.29	94,770	2,540	2.68
Negotiable CDs, public funds and other time deposits	12,195	483	3.97	6,865	250	3.65	5,977	290	4.85
Total domestic interest-bearing deposits	409,618	10,697	2.61	395,574	7,391	1.87	349,248	4,870	1.39
Foreign interest-bearing deposits:
Banks located in foreign countries	34,985	1,982	5.67	22,945	1,202	5.24	18,426	679	3.68
Governments and official institutions	12,674	586	4.63	7,418	238	3.21	5,327	97	1.82
Time, savings and other	38,544	1,215	3.15	31,603	661	2.09	27,739	275	0.99
Total foreign interest-bearing deposits	86,203	3,783	4.39	61,966	2,101	3.39	51,492	1,051	2.04
Total interest-bearing deposits	495,821	14,480	2.92	457,540	9,492	2.08	400,740	5,921	1.48
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	411,132	19,840	4.83	326,408	11,615	3.56	227,565	4,072	1.79
Trading account liabilities	64,689	2,640	4.08	57,689	2,364	4.10	35,326	1,317	3.73
Long-term debt	130,124	7,034	5.41	97,709	4,418	4.52	92,303	3,683	3.99
Total interest-bearing liabilities (6)	1,101,766	43,994	3.99	939,346	27,889	2.97	755,934	14,993	1.98
Noninterest-bearing sources:
Noninterest-bearing deposits	177,174			174,892			150,819
Other liabilities	57,278			55,793			53,063
Shareholders’ equity	130,463			99,861			84,815
Total liabilities and shareholders’ equity	$1,466,681			$1,269,892			$1,044,631
Net interest spread			2.30%			2.38%			2.84%
Impact of noninterest-bearing sources			0.52			0.46			0.33
Net interest income/yield on earning assets (7)		$35,815	2.82%		$31,569	2.84%		$28,677	3.17%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(3)	Includes home equity loans of $9.6 billion, $7.6 billion and $5.6 billion in 2006, 2005 and 2004, respectively.
(4)

Includes consumer finance loans of $2.9 billion, $3.1 billion and $3.7 billion in 2006, 2005 and 2004, respectively; and foreign consumer loans of $7.8 billion, $3.6 billion and $3.0 billion in 2006, 2005 and 2004, respectively.

(5)	Includes domestic commercial real estate loans of $36.2 billion, $33.8 billion and $27.7 billion in 2006, 2005 and 2004, respectively.
(6)

Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(372) million, $704 million and $2.1 billion in 2006, 2005 and 2004, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $106 million, $1.3 billion and $1.5 billion in 2006, 2005 and 2004, respectively. For further information on interest rate contracts, see “Interest Rate Risk Management for Nontrading Activities” beginning on page 76.

(7)

Interest income (FTE basis) in 2006 does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to Net Interest Income and net interest yield on earning assets of this retroactive tax adjustment was a reduction of $270 million and 2 bps, respectively, in 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for Net Interest Income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

Table II

Analysis of Changes in Net Interest Income—FTE Basis

	From 2005 to 2006			From 2004 to 2005
	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
(Dollars in millions)	Volume	Rate		Volume	Rate
Increase (decrease) in interest income
Time deposits placed and other short-term investments	$43	$131	$174	$1	$109	$110
Federal funds sold and securities purchased under agreements to resell	178	2,633	2,811	597	2,475	3,072
Trading account assets	526	1,143	1,669	1,128	663	1,791
Debt securities	282	516	798	3,408	319	3,727
Loans and leases:
Residential mortgage	1,843	341	2,184	362	6	368
Credit card—domestic	1,139	1,246	2,385	1,130	470	1,600
Credit card—foreign	1,147	—	1,147	—	—	—
Home equity lines	751	942	1,693	788	789	1,577
Direct/Indirect consumer	838	1,125	1,963	381	115	496
Other consumer	369	53	422	(62)	135	73
Total consumer			9,794			4,114
Commercial—domestic	1,504	1,127	2,631	819	469	1,288
Commercial real estate	159	535	694	281	502	783
Commercial lease financing	20	(17)	3	138	35	173
Commercial—foreign	352	30	382	102	340	442
Total commercial			3,710			2,686
Total loans and leases			13,504			6,800
Other earning assets	952	443	1,395	177	111	288
Total interest income			$20,351			$15,788
Increase (decrease) in interest expense
Domestic interest-bearing deposits:
Savings	$(10)	$68	$58	$9	$83	$92
NOW and money market deposit accounts	(113)	1,197	1,084	128	790	918
Consumer CDs and IRAs	671	1,260	1,931	781	770	1,551
Negotiable CDs, public funds and other time deposits	195	38	233	43	(83)	(40)
Total domestic interest-bearing deposits			3,306			2,521
Foreign interest-bearing deposits:
Banks located in foreign countries	631	149	780	165	358	523
Governments and official institutions	169	179	348	38	103	141
Time, savings and other	145	409	554	38	348	386
Total foreign interest-bearing deposits			1,682			1,050
Total interest-bearing deposits			4,988			3,571
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	3,021	5,204	8,225	1,771	5,772	7,543
Trading account liabilities	288	(12)	276	835	212	1,047
Long-term debt	1,464	1,152	2,616	216	519	735
Total interest expense			16,105			12,896
Net increase in net interest income (2)			$4,246			$2,892

(1)

The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance has been allocated between the rate and volume variances.

(2)

Interest income (FTE basis) in 2006 does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to Net Interest Income of this retroactive tax adjustment is a reduction of $270 million from 2005 to 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for Net Interest Income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

Table III

Outstanding Loans and Leases

	December 31
(Dollars in millions)	2006	2005	2004	2003	2002
Consumer
Residential mortgage	$241,181	$182,596	$178,079	$140,483	$108,332
Credit card—domestic	61,195	58,548	51,726	34,814	24,729
Credit card—foreign	10,999	—	—	—	—
Home equity lines	74,888	62,098	50,126	23,859	23,236
Direct/Indirect consumer (1)	68,224	45,490	40,513	33,415	31,068
Other consumer (2)	9,218	6,725	7,439	7,558	10,355
Total consumer	465,705	355,457	327,883	240,129	197,720
Commercial
Commercial—domestic	161,982	140,533	122,095	91,491	99,151
Commercial real estate (3)	36,258	35,766	32,319	19,367	20,205
Commercial lease financing	21,864	20,705	21,115	9,692	10,386
Commercial—foreign	20,681	21,330	18,401	10,754	15,428
Total commercial	240,785	218,334	193,930	131,304	145,170
Total loans and leases	$706,490	$573,791	$521,813	$371,433	$342,890

(1)	Includes home equity loans of $12.8 billion, $8.1 billion, $7.3 billion, $7.3 billion, and $3.6 billion at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.
(2)

Includes foreign consumer loans of $6.2 billion, $3.8 billion, $3.6 billion, $2.0 billion, and $2.0 billion at December 31, 2006, 2005, 2004, 2003, and 2002, respectively; consumer finance loans of $2.8 billion, $2.8 billion, $3.4 billion, $3.9 billion, and $4.4 billion at December 31, 2006, 2005, 2004, 2003, and 2002, respectively; and consumer lease financing of $481 million, $1.7 billion, and $3.9 billion at December 31, 2004, 2003, and 2002, respectively.

(3)

Includes domestic commercial real estate loans of $35.7 billion, $35.2 billion, $31.9 billion, $19.0 billion, and $19.9 billion at December 31, 2006, 2005, 2004, 2003, and 2002, respectively; and foreign commercial real estate loans of $578 million, $585 million, $440 million, $324 million, and $295 million at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

Table IV

Nonperforming Assets

	December 31
(Dollars in millions)	2006	2005	2004	2003	2002
Consumer
Residential mortgage	$660	$570	$554	$531	$612
Home equity lines	249	117	66	43	66
Direct/Indirect consumer	44	37	33	28	30
Other consumer	77	61	85	36	25
Total consumer (1)	1,030	785	738	638	733
Commercial
Commercial—domestic	584	581	855	1,388	2,621
Commercial real estate	118	49	87	142	164
Commercial lease financing	42	62	266	127	160
Commercial—foreign	13	34	267	578	1,359
Total commercial (2)	757	726	1,475	2,235	4,304
Total nonperforming loans and leases	1,787	1,511	2,213	2,873	5,037
Foreclosed properties	69	92	102	148	225
Nonperforming securities (3)	—	—	140	—	—
Total nonperforming assets (4)	$1,856	$1,603	$2,455	$3,021	$5,262

(1)

In 2006, $69 million in Interest Income was estimated to be contractually due on nonperforming consumer loans and leases classified as nonperforming at December 31, 2006 provided that these loans and leases had been paid according to their terms and conditions. Of this amount, approximately $17 million was received and included in Net Income for 2006.

(2)

In 2006, $85 million in Interest Income was estimated to be contractually due on nonperforming commercial loans and leases classified as nonperforming at December 31, 2006, including troubled debt restructured loans of which $2 million were performing at December 31, 2006 and not included in the table above. Approximately $38 million of the estimated $85 million in contractual interest was received and included in net income for 2006.

(3)	Primarily related to international securities held in the AFS portfolio.
(4)

Balances do not include $30 million, $24 million, $28 million, $16 million, and $41 million of nonperforming consumer loans held-for-sale, included in Other Assets at December 31, 2006, 2005, 2004, 2003, and 2002, respectively, and $50 million, $45 million, $123 million, $186 million, and $73 million of nonperforming commercial loans held-for-sale, included in Other Assets at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

Table V

Accruing Loans and Leases Past Due 90 Days or More

	December 31
(Dollars in millions)	2006	2005	2004	2003	2002
Consumer
Residential mortgage (1)	$118	$—	$—	$—	$—
Credit card—domestic	1,991	1,197	1,075	616	424
Credit card—foreign	184	—	—	—	—
Direct/Indirect consumer	347	75	58	47	56
Other consumer	38	15	23	35	61
Total consumer	2,678	1,287	1,156	698	541
Commercial
Commercial—domestic	265	117	121	110	132
Commercial real estate	78	4	1	23	91
Commercial lease financing	26	15	14	n/a	n/a
Commercial—foreign	9	32	2	29	—
Total commercial	378	168	138	162	223
Total accruing loans and leases past due 90 days or more	$3,056	$1,455	$1,294	$860	$764

(1)	Balance at December 31, 2006 is related to repurchases pursuant to our servicing agreements with GNMA mortgage pools, which were included in loans held-for-sale in previous years.

n/a	= not available

Table VI

Allowance for Credit Losses

(Dollars in millions)	2006	2005	2004	2003	2002
Allowance for loan and lease losses, January 1	$8,045	$8,626	$6,163	$6,358	$6,278
FleetBoston balance, April 1, 2004	—	—	2,763	—	—
MBNA balance, January 1, 2006	577	—	—	—	—
Loans and leases charged off
Residential mortgage	(74)	(58)	(62)	(64)	(56)
Credit card—domestic	(3,546)	(4,018)	(2,536)	(1,657)	(1,210)
Credit card—foreign	(292)	—	—	—	—
Home equity lines	(67)	(46)	(38)	(38)	(40)
Direct/Indirect consumer	(748)	(380)	(344)	(322)	(355)
Other consumer	(436)	(376)	(295)	(343)	(395)
Total consumer	(5,163)	(4,878)	(3,275)	(2,424)	(2,056)
Commercial—domestic	(597)	(535)	(504)	(857)	(1,625)
Commercial real estate	(7)	(5)	(12)	(46)	(45)
Commercial lease financing	(28)	(315)	(39)	(132)	(168)
Commercial—foreign	(86)	(61)	(262)	(408)	(566)
Total commercial	(718)	(916)	(817)	(1,443)	(2,404)
Total loans and leases charged off	(5,881)	(5,794)	(4,092)	(3,867)	(4,460)
Recoveries of loans and leases previously charged off
Residential mortgage	35	31	26	24	14
Credit card—domestic	452	366	231	143	116
Credit card—foreign	67	—	—	—	—
Home equity lines	16	15	23	26	14
Direct/Indirect consumer	224	132	136	141	145
Other consumer	133	101	102	88	99
Total consumer	927	645	518	422	388
Commercial—domestic	261	365	327	224	314
Commercial real estate	4	5	15	5	7
Commercial lease financing	56	84	30	8	9
Commercial—foreign	94	133	89	102	45
Total commercial	415	587	461	339	375
Total recoveries of loans and leases previously charged off	1,342	1,232	979	761	763
Net charge-offs	(4,539)	(4,562)	(3,113)	(3,106)	(3,697)
Provision for loan and lease losses	5,001	4,021	2,868	2,916	3,801
Other	(68)	(40)	(55)	(5)	(24)
Allowance for loan and lease losses, December 31	9,016	8,045	8,626	6,163	6,358
Reserve for unfunded lending commitments, January 1	395	402	416	493	597
FleetBoston balance, April 1, 2004	—	—	85	—	—
Provision for unfunded lending commitments	9	(7)	(99)	(77)	(104)
Other	(7)	—	—	—	—
Reserve for unfunded lending commitments, December 31	397	395	402	416	493
Total	$9,413	$8,440	$9,028	$6,579	$6,851
Loans and leases outstanding at December 31	$706,490	$573,791	$521,813	$371,433	$342,890
Allowance for loan and lease losses as a percentage of loans and leases outstanding at December 31	1.28%	1.40%	1.65%	1.66%	1.85%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at December 31	1.19	1.27	1.34	1.25	0.95
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at December 31	1.44	1.62	2.19	2.40	2.43
Average loans and leases outstanding during the year	$652,417	$537,218	$472,617	$356,220	$336,820
Net charge-offs as a percentage of average loans and leases outstanding during the year (1)	0.70%	0.85%	0.66%	0.87%	1.10%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31	505	532	390	215	126
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (1)	1.99	1.76	2.77	1.98	1.72

(1)

For 2006, the impact of SOP 03-3 decreased net charge-offs by $288 million. Excluding the impact of SOP 03-3, net charge-offs as a percentage of average loans and leases outstanding for 2006 was 0.74 percent, and the ratio of the Allowance for Loan and Lease Losses to net charge-offs was 1.87 at December 31, 2006.

Table VII

Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2006		2005		2004		2003		2002
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$248	2.8%	$277	3.4%	$240	2.8%	$185	3.0%	$108	1.7%
Credit card—domestic	3,176	35.2	3,301	41.0	3,148	36.5	1,947	31.6	1,031	16.2
Credit card—foreign	336	3.7	—	—	—	—	—	—	—	—
Home equity lines	133	1.5	136	1.7	115	1.3	72	1.2	49	0.8
Direct/Indirect consumer	1,200	13.3	421	5.2	375	4.3	347	5.6	361	5.7
Other consumer	467	5.2	380	4.8	500	5.9	456	7.4	332	5.2
Total consumer	5,560	61.7	4,515	56.1	4,378	50.8	3,007	48.8	1,881	29.6
Commercial—domestic	2,162	24.0	2,100	26.1	2,101	24.3	1,756	28.5	2,231	35.1
Commercial real estate	588	6.5	609	7.6	644	7.5	484	7.9	439	6.9
Commercial lease financing	217	2.4	232	2.9	442	5.1	235	3.8	n/a	n/a
Commercial—foreign	489	5.4	589	7.3	1,061	12.3	681	11.0	855	13.4
Total commercial (1)	3,456	38.3	3,530	43.9	4,248	49.2	3,156	51.2	3,525	55.4
General (2)	—	—	—	—	—	—	—	—	952	15.0
Allowance for loan and lease losses	9,016	100.0%	8,045	100.0%	8,626	100.0%	6,163	100.0%	6,358	100.0%
Reserve for unfunded lending commitments	397		395		402		416		493
Total	$9,413		$8,440		$9,028		$6,579		$6,851

(1)

Includes allowance for loan and lease losses of commercial impaired loans of $43 million, $55 million, $202 million, $391 million, and $919 million at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

(2)

At December 31, 2005, general reserves were assigned to individual product types to better reflect our view of risk in these portfolios. Information was not available to assign general reserves by product types prior to 2003.

n/a= Not available; included in commercial – domestic at December 31, 2002.

Table VIII

Selected Loan Maturity Data (1)

	December 31, 2006
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial—domestic	$57,067	$66,351	$38,564	$161,982
Commercial real estate—domestic	14,562	17,774	3,344	35,680
Foreign and other (2)	22,509	4,432	496	27,437
Total selected loans	$94,138	$88,557	$42,404	$225,099
Percent of total	41.8%	39.3%	18.9%	100.0%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$8,588	$19,793
Floating or adjustable interest rates		79,969	22,611
Total		$88,557	$42,404

(1)	Loan maturities are based on the remaining maturities under contractual terms.
(2)	Loan maturities include other consumer, commercial – foreign and commercial real estate loans.

Table IX

Short-term Borrowings

	2006		2005		2004
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
At December 31	$12,232	5.35%	$2,715	4.06%	$3,108	2.23%
Average during year	5,292	5.11	3,670	3.09	3,724	1.31
Maximum month-end balance during year	12,232	—	5,964	—	7,852	—

Securities sold under agreements to repurchase
At December 31	205,295	4.94	237,940	4.26	116,633	2.23
Average during year	281,611	4.66	227,081	3.62	161,494	1.86
Maximum month-end balance during year	312,955	—	273,544	—	191,899	—

Commercial paper
At December 31	41,223	5.34	24,968	4.21	25,379	2.09
Average during year	33,942	5.15	26,335	3.22	21,178	1.45
Maximum month-end balance during year	42,511	—	31,380	—	26,486	—

Other short-term borrowings
At December 31	100,077	5.43	91,301	4.58	53,219	2.48
Average during year	90,287	5.21	69,322	3.51	41,169	1.73
Maximum month-end balance during year	104,555	—	91,301	—	53,756	—

Table X

Non-exchange Traded Commodity Contracts

(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2006	$3,021	$2,279
Effects of legally enforceable master netting agreements	5,636	5,636
Gross fair value of contracts outstanding, January 1, 2006	8,657	7,915
Contracts realized or otherwise settled	(2,797)	(2,792)
Fair value of new contracts	1,182	1,127
Other changes in fair value	(3,431)	(2,781)
Gross fair value of contracts outstanding, December 31, 2006	3,611	3,469
Effects of legally enforceable master netting agreements	(2,339)	(2,339)
Net fair value of contracts outstanding, December 31, 2006	$1,272	$1,130

Table XI

Non-exchange Traded Commodity Contract Maturities

	December 31, 2006
(Dollars in millions)	Asset Positions	Liability Positions
Maturity of less than 1 year	$1,244	$1,165
Maturity of 1-3 years	1,963	1,878
Maturity of 4-5 years	321	346
Maturity in excess of 5 years	83	80
Gross fair value of contracts	3,611	3,469
Effects of legally enforceable master netting agreements	(2,339)	(2,339)
Net fair value of contracts outstanding	$1,272	$1,130

Table XII

Selected Quarterly Financial Data

	2006 Quarters				2005 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$8,599	$8,586	$8,630	$8,776	$7,859	$7,735	$7,637	$7,506
Noninterest income	9,866	10,067	9,598	8,901	5,951	6,416	6,955	6,032
Total revenue	18,465	18,653	18,228	17,677	13,810	14,151	14,592	13,538
Provision for credit losses	1,570	1,165	1,005	1,270	1,400	1,159	875	580
Gains (losses) on sales of debt securities	21	(469)	(9)	14	71	29	325	659
Noninterest expense	9,093	8,863	8,717	8,924	7,320	7,285	7,019	7,057
Income before income taxes	7,823	8,156	8,497	7,497	5,161	5,736	7,023	6,560
Income tax expense	2,567	2,740	3,022	2,511	1,587	1,895	2,366	2,167
Net income	5,256	5,416	5,475	4,986	3,574	3,841	4,657	4,393
Average common shares issued and outstanding (in thousands)	4,464,110	4,499,704	4,534,627	4,609,481	3,996,024	4,000,573	4,005,356	4,032,550
Average diluted common shares issued and outstanding (in thousands)	4,536,696	4,570,558	4,601,169	4,666,405	4,053,859	4,054,659	4,065,355	4,099,062
Performance ratios
Return on average assets	1.39%	1.43%	1.51%	1.43%	1.09%	1.18%	1.46%	1.49%
Return on average common shareholders’ equity	15.76	16.64	17.26	15.44	14.21	15.09	18.93	17.97
Total ending equity to total ending assets	9.27	9.22	8.85	9.41	7.86	8.12	8.13	8.16
Total average equity to total average assets	8.97	8.63	8.75	9.26	7.66	7.82	7.74	8.28
Dividend payout	47.49	46.82	41.76	46.75	56.24	52.60	38.90	41.71
Per common share data
Earnings	$1.17	$1.20	$1.21	$1.08	$0.89	$0.96	$1.16	$1.09
Diluted earnings	1.16	1.18	1.19	1.07	0.88	0.95	1.14	1.07
Dividends paid	0.56	0.56	0.50	0.50	0.50	0.50	0.45	0.45
Book value	29.70	29.52	28.17	28.19	25.32	25.28	25.16	24.45
Average balance sheet
Total loans and leases	$683,598	$673,477	$635,649	$615,968	$563,589	$539,497	$520,415	$524,921
Total assets	1,495,150	1,497,987	1,456,004	1,416,373	1,305,057	1,294,754	1,277,478	1,200,859
Total deposits	680,245	676,851	674,796	659,821	628,922	632,771	640,593	627,420
Long-term debt	140,756	136,769	125,620	117,018	99,601	98,326	96,697	96,167
Common shareholders’ equity	132,004	129,098	127,102	130,881	99,677	100,974	98,558	99,130
Total shareholders’ equity	134,047	129,262	127,373	131,153	99,948	101,246	98,829	99,401
Asset Quality
Allowance for credit losses	$9,413	$9,260	$9,475	$9,462	$8,440	$8,716	$8,702	$8,707
Nonperforming assets	1,856	1,656	1,641	1,680	1,603	1,597	1,895	2,338
Allowance for loan and lease losses as a percentage of total loans and leases outstanding	1.28%	1.33%	1.36%	1.46%	1.40%	1.50%	1.57%	1.57%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases	505	562	579	572	532	556	470	401
Net charge-offs	$1,417	$1,277	$1,023	$822	$1,648	$1,145	$880	$889
Annualized Net charge-offs as a percentage of average loans and leases	0.82%	0.75%	0.65%	0.54%	1.16%	0.84%	0.68%	0.69%
Nonperforming loans and leases as a percentage of total loans and leases outstanding	0.25	0.24	0.23	0.26	0.26	0.27	0.33	0.39
Nonperforming assets as a percentage of total loans, leases, and foreclosed properties	0.26	0.25	0.25	0.27	0.28	0.29	0.36	0.44
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.60	1.75	2.21	2.72	1.23	1.83	2.36	2.30
Capital ratios (period end)
Risk-based capital:
Tier 1	8.64%	8.48%	8.33%	8.45%	8.25%	8.27%	8.16%	8.26%
Total	11.88	11.46	11.25	11.32	11.08	11.19	11.23	11.52
Tier 1 Leverage	6.36	6.16	6.13	6.18	5.91	5.90	5.66	5.86
Market capitalization	$238,021	$240,966	$217,794	$208,633	$184,586	$168,950	$183,202	$177,958
Market price per share of common stock
Closing	$53.39	$53.57	$48.10	$45.54	$46.15	$42.10	$45.61	$44.10
High closing	54.90	53.57	50.47	47.08	46.99	45.98	47.08	47.08
Low closing	51.66	47.98	45.48	43.09	41.57	41.60	44.01	43.66

Table XIII

Quarterly Average Balances and Interest Rates - FTE Basis

	Fourth Quarter 2006			Third Quarter 2006
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,760	$166	4.19%	$15,629	$173	4.39%
Federal funds sold and securities purchased under agreements to resell	174,167	2,068	4.73	173,381	2,146	4.94
Trading account assets	167,163	2,289	5.46	146,817	1,928	5.24
Debt securities (1)	193,601	2,504	5.17	236,033	3,136	5.31
Loans and leases (2):
Residential mortgage	225,985	3,202	5.66	222,889	3,151	5.65
Credit card—domestic	59,802	2,101	13.94	62,508	2,189	13.90
Credit card—foreign	10,375	305	11.66	9,455	286	12.02
Home equity lines	73,218	1,411	7.65	70,075	1,351	7.65
Direct/Indirect consumer (3)	65,158	1,316	8.00	61,361	1,193	7.74
Other consumer (4)	10,606	225	8.47	11,075	298	10.66
Total consumer	445,144	8,560	7.65	437,363	8,468	7.71
Commercial—domestic	158,604	2,907	7.27	153,007	2,805	7.28
Commercial real estate (5)	36,851	704	7.58	37,471	724	7.67
Commercial lease financing	21,159	254	4.80	20,875	232	4.46
Commercial—foreign	21,840	337	6.12	24,761	454	7.27
Total commercial	238,454	4,202	7.00	236,114	4,215	7.09
Total loans and leases	683,598	12,762	7.42	673,477	12,683	7.49
Other earning assets	65,172	1,058	6.46	57,029	914	6.38
Total earning assets (6)	1,299,461	20,847	6.39	1,302,366	20,980	6.41
Cash and cash equivalents	32,816			33,495
Other assets, less allowance for loan and lease losses	162,873			162,126
Total assets	$1,495,150			$1,497,987
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,965	$48	0.58%	$34,268	$69	0.81%
NOW and money market deposit accounts	211,055	966	1.81	212,690	1,053	1.96
Consumer CDs and IRAs	154,621	1,794	4.60	147,607	1,658	4.46
Negotiable CDs, public funds and other time deposits	13,052	140	4.30	14,105	150	4.19
Total domestic interest-bearing deposits	411,693	2,948	2.84	408,670	2,930	2.84
Foreign interest-bearing deposits:
Banks located in foreign countries	38,648	507	5.21	38,588	562	5.78
Governments and official institutions	14,220	168	4.70	12,801	156	4.83
Time, savings and other	41,328	366	3.50	40,444	328	3.22
Total foreign interest-bearing deposits	94,196	1,041	4.38	91,833	1,046	4.52
Total interest-bearing deposits	505,889	3,989	3.13	500,503	3,976	3.15
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	405,748	5,222	5.11	429,882	5,467	5.05
Trading account liabilities	75,261	800	4.21	69,462	727	4.15
Long-term debt	140,756	1,881	5.34	136,769	1,916	5.60
Total interest-bearing liabilities (6)	1,127,654	11,892	4.19	1,136,616	12,086	4.23
Noninterest-bearing sources:
Noninterest-bearing deposits	174,356			176,348
Other liabilities	59,093			55,761
Shareholders’ equity	134,047			129,262
Total liabilities and shareholders’ equity	$1,495,150			$1,497,987
Net interest spread			2.20			2.18
Impact of noninterest-bearing sources			0.55			0.55
Net interest income/yield on earning assets (7)		$8,955	2.75%		$8,894	2.73%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(3)

Includes home equity loans of $11.7 billion, $9.9 billion, $8.7 billion and $8.2 billion in the fourth, third, second and first quarters of 2006, respectively, and $8.0 billion in the fourth quarter of 2005.

(4)

Includes consumer finance loans of $2.8 billion, $2.9 billion, $3.0 billion and $3.0 billion in the fourth, third, second and first quarters of 2006, respectively, and $2.9 billion in the fourth quarter of 2005; and foreign consumer loans of $7.8 billion, $8.1 billion, $7.8 billion and $7.3 billion in the fourth, third, second and first quarters of 2006, respectively, and $3.7 billion in the fourth quarter of 2005.

(5)

Includes domestic commercial real estate loans of $36.1 billion, $36.7 billion, $36.0 billion and $36.0 billion in the fourth, third, second and first quarters of 2006, respectively, and $35.4 billion in the fourth quarter of 2005.

(6)

Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(198) million, $(128) million, $(54) million and $8 million in the fourth, third, second and first quarters of 2006, respectively, and $29 million in the fourth quarter of 2005. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on the underlying liabilities $(69) million, $(48) million, $87 million and $136 million in the fourth, third, second and first quarters of 2006, respectively, and $254 million in the fourth quarter of 2005. For further information on interest rate contracts, see “Interest Rate Risk Management for Nontrading Activities” beginning on page 76.

(7)

Interest income (FTE basis) for the three months ended June 30, 2006, does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to Net Interest Income and net interest yield on earning assets of this retroactive tax adjustment was a reduction of $270 million and 9 bps, respectively, for the three months ended June 30, 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for Net Interest Income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

	Second Quarter 2006			First Quarter 2006			Fourth Quarter 2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$16,691	$168	4.05%	$14,347	$139	3.92%	$14,619	$133	3.59%
Federal funds sold and securities purchased under agreements to resell	179,104	1,900	4.25	174,711	1,709	3.94	165,908	1,477	3.55
Trading account assets	133,556	1,712	5.13	133,361	1,623	4.89	139,441	1,648	4.72
Debt securities (1)	236,967	3,162	5.34	234,606	3,043	5.19	221,411	2,842	5.13
Loans and leases (2):
Residential mortgage	197,228	2,731	5.54	184,796	2,524	5.48	178,764	2,427	5.42
Credit card—domestic	64,980	2,168	13.38	68,169	2,180	12.97	56,858	1,748	12.19
Credit card—foreign	8,305	269	12.97	8,403	287	13.86	—	—	—
Home equity lines	67,182	1,231	7.35	64,198	1,112	7.02	60,571	1,011	6.63
Direct/Indirect consumer (3)	56,715	1,057	7.46	55,025	986	7.24	47,181	703	5.91
Other consumer (4)	10,804	294	10.95	10,357	272	10.59	6,653	182	11.01
Total consumer	405,214	7,750	7.66	390,948	7,361	7.60	350,027	6,071	6.90
Commercial—domestic	148,445	2,695	7.28	144,693	2,490	6.97	137,224	2,279	6.59
Commercial real estate (5)	36,749	680	7.41	36,676	632	6.99	36,017	597	6.58
Commercial lease financing	20,896	262	5.01	20,512	247	4.82	20,178	241	4.79
Commercial—foreign	24,345	456	7.52	23,139	427	7.48	20,143	379	7.45
Total commercial	230,435	4,093	7.12	225,020	3,796	6.83	213,562	3,496	6.50
Total loans and leases	635,649	11,843	7.47	615,968	11,157	7.32	563,589	9,567	6.75
Other earning assets	51,928	808	6.24	46,618	718	6.22	40,582	594	5.83
Total earning assets (6)	1,253,895	19,593	6.26	1,219,611	18,389	6.08	1,145,550	16,261	5.65
Cash and cash equivalents	35,070			34,857			33,693
Other assets, less allowance for loan and lease losses	167,039			161,905			125,814
Total assets	$1,456,004			$1,416,373			$1,305,057
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,681	$76	0.84%	$35,550	$76	0.87%	$35,535	$68	0.76%
NOW and money market deposit accounts	221,198	996	1.81	227,606	908	1.62	224,122	721	1.28
Consumer CDs and IRAs	141,408	1,393	3.95	135,068	1,177	3.53	120,321	1,028	3.39
Negotiable CDs, public funds and other time deposits	13,005	123	3.80	8,551	70	3.30	5,085	27	2.13
Total domestic interest-bearing deposits	411,292	2,588	2.52	406,775	2,231	2.22	385,063	1,844	1.90
Foreign interest-bearing deposits:
Banks located in foreign countries	32,456	489	6.05	30,116	424	5.71	24,451	356	5.77
Governments and official institutions	13,428	155	4.63	10,200	107	4.25	7,579	74	3.84
Time, savings and other	37,178	276	2.98	35,136	245	2.83	32,624	202	2.46
Total foreign interest-bearing deposits	83,062	920	4.44	75,452	776	4.17	64,654	632	3.87
Total interest-bearing deposits	494,354	3,508	2.85	482,227	3,007	2.53	449,717	2,476	2.18
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	408,734	4,842	4.75	399,896	4,309	4.37	364,140	3,855	4.20
Trading account liabilities	61,263	596	3.90	52,466	517	3.99	56,880	619	4.32
Long-term debt	125,620	1,721	5.48	117,018	1,516	5.18	99,601	1,209	4.85
Total interest-bearing liabilities (6)	1,089,971	10,667	3.92	1,051,607	9,349	3.60	970,338	8,159	3.34
Noninterest-bearing sources:
Noninterest-bearing deposits	180,442			177,594			179,205
Other liabilities	58,218			56,019			55,566
Shareholders’ equity	127,373			131,153			99,948
Total liabilities and shareholders’ equity	$1,456,004			$1,416,373			$1,305,057
Net interest spread			2.34			2.48			2.31
Impact of noninterest-bearing sources			0.51			0.50			0.51
Net interest income/yield on earning assets (7)		$8,926	2.85%		$9,040	2.98		$8,102	2.82%

Glossary

Assets in Custody — Consist largely of custodial and non-discretionary trust assets administered for customers excluding brokerage assets. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Assets Under Management (AUM) — The total market value of assets under the investment advisory and discretion of Global Wealth and Investment Management which generate asset management fees based on a percentage of the assets’ market value. AUM reflects assets that are generally managed for institutional, high net-worth and retail clients and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts.

Bridge Loan — A short-term loan or security which is expected to be replaced by permanent financing (debt or equity securities, loan syndication or asset sales) prior to the maturity date of the loan. Bridge loans may include an unfunded commitment, as well as funded amounts, and are generally expected to be retired in one year or less.

Client Brokerage Assets — Include client assets which are held in brokerage accounts. This includes non-discretionary brokerage and fee-based assets which generate brokerage income and asset management fee revenue.

Co-branding Affinity Agreements — Contracts with our endorsing partners outlining specific marketing rights, compensation and other terms and conditions mutually agreed to by the Corporation and its partners.

Committed Credit Exposure — Committed credit exposure includes any funded portion of a facility plus the unfunded portion of a facility on which the Corporation is legally bound to advance funds during a specified period under prescribed conditions.

Core Net Interest Income - Managed Basis — Net Interest Income on a fully taxable-equivalent basis excluding the impact of market-based activities and certain securitizations.

Credit Derivatives/ Credit Default Swaps (CDS) — A derivative contract that provides protection against the deterioration of credit quality and would allow one party to receive payment in the event of default by a third party under a borrowing arrangement.

Derivative — A contract or agreement whose value is derived from changes in an underlying index such as interest rates, foreign exchange rates or prices of securities. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts.

Excess Servicing Income — For certain assets that have been securitized, interest income, fee revenue and recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables are all reclassified into excess servicing income, which is a component of Card Income. Excess servicing income also includes the fair market value adjustments related to the Corporation’s interest-only strips as a result of changes in the estimated future net cash flows expected to be earned in future periods and changes in projected loan payment rates.

Interest-only (IO) Strip — A residual interest in a securitization trust representing the right to receive future net cash flows from securitized assets after payments to third party investors and net credit losses. These arise when assets are transferred to a special purpose entity as part of an asset securitization transaction qualifying for sale treatment under GAAP.

Letter of Credit — A document issued by the Corporation on behalf of a customer to a third party promising to pay that third party upon presentation of specified documents. A letter of credit effectively substitutes the Corporation’s credit for that of the Corporation’s customer.

Managed Basis — Managed basis presentation includes results from both on-balance sheet loans and off-balance sheet loans, and excludes the impact of securitization activity, with the exception of the mark-to-market adjustment on residual interests from securitization and the impact of the gains recognized on securitized loan principal receivables. Managed basis disclosures assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as the Corporation’s held loans. Managed credit impact represents the Corporation’s held Provision for Credit Losses combined with credit losses associated with the securitized loan portfolio.

Mortgage Servicing Right (MSR) — The right to service a mortgage loan retained when the underlying loan is sold or securitized. Servicing includes collections for principal, interest and escrow payments from borrowers and accounting for and remitting principal and interest payments to investors.

Net Interest Yield — Net Interest Income divided by average total interest-earning assets.

Operating Basis — A basis of presentation not defined by GAAP that excludes merger and restructuring charges.

Return on Common Equity (ROE) — Measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity allocated to that unit.

Securitize / Securitization — A process by which financial assets are sold to a special purpose entity, which then issues securities collateralized by those underlying assets, and the return on the securities issued is based on the principal and interest cash flow of the underlying assets.

Shareholder Value Added (SVA) — Cash basis earnings on an operating basis less a charge for the use of capital.

Value-at-Risk (VAR) — A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. VAR is a key statistic used to measure and manage market risk.

Variable Interest Entities (VIE) — An entity whose equity investors do not have a controlling financial interest. The entity may not have sufficient equity at risk to finance its activities without additional subordinated financial support from third parties. The equity investors may lack the ability to make significant decisions about the entity’s activities, or they may not absorb the losses or receive the residual returns generated by the assets and other contractual arrangements of the VIE. A VIE must be consolidated by its primary beneficiary, if any, which is the party that will absorb the majority of the expected losses or expected residual returns of the VIE or both.

Acronyms

AFS	Available-for-sale
AICPA	American Institute of Certified Public Accountants
ALCO	Asset and Liability Committee
ALM	Asset and liability management
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit and Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FRB	Board of Governors of the Federal Reserve System
FSP	Financial Accounting Standards Board Staff Position
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
QSPE	Qualified Special Purpose Entity
RCC	Risk and Capital Committee
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A beginning on page 72 which is incorporated herein by reference.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm.

Kenneth D. Lewis Chairman, Chief Executive Officer and President	Joe L. Price Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bank of America Corporation:

We have completed integrated audits of Bank of America Corporation’s Consolidated Financial Statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These Consolidated Financial Statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits. We conducted our audits of these Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting, that the Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Charlotte, North Carolina

February 22, 2007

Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2006	2005	2004
Interest income
Interest and fees on loans and leases	$48,274	$34,843	$28,051
Interest and dividends on securities	11,655	10,937	7,256
Federal funds sold and securities purchased under agreements to resell	7,823	5,012	1,940
Trading account assets	7,232	5,743	4,016
Other interest income	3,601	2,091	1,690
Total interest income	78,585	58,626	42,953
Interest expense
Deposits	14,480	9,492	5,921
Short-term borrowings	19,840	11,615	4,072
Trading account liabilities	2,640	2,364	1,317
Long-term debt	7,034	4,418	3,683
Total interest expense	43,994	27,889	14,993
Net interest income	34,591	30,737	27,960

Noninterest income
Card income	14,293	5,753	4,592
Service charges	8,224	7,704	6,989
Investment and brokerage services	4,456	4,184	3,614
Investment banking income	2,317	1,856	1,886
Equity investment gains	3,189	2,212	1,024
Trading account profits	3,166	1,763	1,013
Mortgage banking income	541	805	414
Other income	2,246	1,077	1,473
Total noninterest income	38,432	25,354	21,005
Total revenue	73,023	56,091	48,965

Provision for credit losses	5,010	4,014	2,769

Gains (losses) on sales of debt securities	(443)	1,084	1,724

Noninterest expense
Personnel	18,211	15,054	13,435
Occupancy	2,826	2,588	2,379
Equipment	1,329	1,199	1,214
Marketing	2,336	1,255	1,349
Professional fees	1,078	930	836
Amortization of intangibles	1,755	809	664
Data processing	1,732	1,487	1,330
Telecommunications	945	827	730
Other general operating	4,580	4,120	4,457
Merger and restructuring charges	805	412	618
Total noninterest expense	35,597	28,681	27,012
Income before income taxes	31,973	24,480	20,908
Income tax expense	10,840	8,015	6,961
Net income	$21,133	$16,465	$13,947
Net income available to common shareholders	$21,111	$16,447	$13,931
Per common share information
Earnings	$4.66	$4.10	$3.71
Diluted earnings	$4.59	$4.04	$3.64
Dividends paid	$2.12	$1.90	$1.70
Average common shares issued and outstanding (in thousands)	4,526,637	4,008,688	3,758,507
Average diluted common shares issued and outstanding (in thousands)	4,595,896	4,068,140	3,823,943

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet

	December 31
(Dollars in millions)	2006	2005
Assets
Cash and cash equivalents	$36,429	$36,999
Time deposits placed and other short-term investments	13,952	12,800
Federal funds sold and securities purchased under agreements to resell (includes $135,409 and $148,299 pledged as collateral)	135,478	149,785
Trading account assets (includes $92,274 and $68,223 pledged as collateral)	153,052	131,707
Derivative assets	23,439	23,712
Debt Securities:
Available-for-sale (includes $83,785 and $116,659 pledged as collateral)	192,806	221,556
Held-to-maturity, at cost (market value—$40 and $47)	40	47
Total debt securities	192,846	221,603
Loans and leases	706,490	573,791
Allowance for loan and lease losses	(9,016)	(8,045)
Loans and leases, net of allowance	697,474	565,746
Premises and equipment, net	9,255	7,786
Mortgage servicing rights (includes $2,869 measured at fair value at December 31, 2006)	3,045	2,806
Goodwill	65,662	45,354
Intangible assets	9,422	3,194
Other assets	119,683	90,311
Total assets	$1,459,737	$1,291,803
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$180,231	$179,571
Interest-bearing	418,100	384,155
Deposits in foreign offices:
Noninterest-bearing	4,577	7,165
Interest-bearing	90,589	63,779
Total deposits	693,497	634,670
Federal funds purchased and securities sold under agreements to repurchase	217,527	240,655
Trading account liabilities	67,670	50,890
Derivative liabilities	16,339	15,000
Commercial paper and other short-term borrowings	141,300	116,269
Accrued expenses and other liabilities (includes $397 and $395 of reserve for unfunded lending commitments)	42,132	31,938
Long-term debt	146,000	100,848
Total liabilities	1,324,465	1,190,270

Commitments and contingencies (Notes 9 and 13)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—121,739 and 1,090,189 shares	2,851	271
Common stock and additional paid-in capital, $0.01 par value; authorized—7,500,000,000 shares; issued and outstanding—4,458,151,391 and 3,999,688,491 shares	61,574	41,693
Retained earnings	79,024	67,552
Accumulated other comprehensive income (loss)	(7,711)	(7,556)
Other	(466)	(427)
Total shareholders’ equity	135,272	101,533
Total liabilities and shareholders’ equity	$1,459,737	$1,291,803

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Shareholders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2003	$54	2,882,288	$29	$51,162	$(2,434)	$(154)	$48,657
Net income				13,947			13,947	$13,947
Net unrealized losses on available-for-sale debt and marketable equity securities					(127)		(127)	(127)
Net unrealized gains on foreign currency translation adjustments					13		13	13
Net losses on derivatives					(185)		(185)	(185)
Cash dividends paid:
Common				(6,452)			(6,452)
Preferred				(16)			(16)
Common stock issued under employee plans and related tax benefits		121,149	4,066			(127)	3,939
Stock issued in acquisition (2)	271	1,186,728	46,480				46,751
Common stock repurchased		(147,859)	(6,375)	89			(6,286)
Conversion of preferred stock	(54)	4,240	54
Other			(18)	43	(31)		(6)	(31)
Balance, December 31, 2004	271	4,046,546	44,236	58,773	(2,764)	(281)	100,235	13,617
Net income				16,465			16,465	16,465
Net unrealized losses on available-for-sale debt and marketable equity securities					(2,781)		(2,781)	(2,781)
Net unrealized gains on foreign currency translation adjustments					32		32	32
Net losses on derivatives					(2,059)		(2,059)	(2,059)
Cash dividends paid:
Common				(7,665)			(7,665)
Preferred				(18)			(18)
Common stock issued under employee plans and related tax benefits		79,579	3,222			(145)	3,077
Common stock repurchased		(126,437)	(5,765)				(5,765)
Other				(3)	16	(1)	12	16
Balance, December 31, 2005	271	3,999,688	41,693	67,552	(7,556)	(427)	101,533	11,673
Net income				21,133			21,133	21,133
Net unrealized gains on available-for-sale debt and marketable equity securities					245		245	245
Net unrealized gains on foreign currency translation adjustments					269		269	269
Net gains on derivatives					641		641	641
Adjustment to initially apply FASB Statement No. 158 (3)					(1,308)		(1,308)
Cash dividends paid:
Common				(9,639)			(9,639)
Preferred				(22)			(22)
Issuance of preferred stock	2,850						2,850
Redemption of preferred stock	(270)						(270)
Common stock issued under employee plans and related tax benefits		118,418	4,863			(39)	4,824
Stock issued in acquisition (4)		631,145	29,377				29,377
Common stock repurchased		(291,100)	(14,359)				(14,359)
Other					(2)		(2)	(2)
Balance, December 31, 2006	$2,851	4,458,151	$61,574	$79,024	$(7,711)	$(466)	$135,272	$22,286

(1)

At December 31, 2006, Accumulated Other Comprehensive Income (Loss) (OCI), net of tax, includes Net Gains (Losses) on Derivatives of $(3,697) million, Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $(2,733) million, the accumulated adjustment to apply FASB Statement No. 158 of $(1,428) million, and Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $147 million. For additional information on Accumulated OCI, see Note 14 of the Consolidated Financial Statements.

(2)	Includes adjustment for the fair value of outstanding FleetBoston Financial Corporation (FleetBoston) stock options of $862 million.
(3)	Includes accumulated adjustment to apply FASB Statement No. 158 of $(1,428) million, net of tax, and the reversal of the additional minimum liability adjustment of $120 million, net of tax.
(4)	Includes adjustment for the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2006	2005	2004
Operating activities
Net income	$21,133	$16,465	$13,947
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,010	4,014	2,769
(Gains) losses on sales of debt securities	443	(1,084)	(1,724)
Depreciation and premises improvements amortization	1,114	959	972
Amortization of intangibles	1,755	809	664
Deferred income tax expense (benefit)	1,850	1,695	(519)
Net increase in trading and derivative instruments	(3,870)	(18,911)	(13,944)
Net increase in other assets	(17,070)	(104)	(11,928)
Net increase (decrease) in accrued expenses and other liabilities	4,517	(8,205)	4,594
Other operating activities, net	(373)	(7,861)	1,647
Net cash provided by (used in) operating activities	14,509	(12,223)	(3,522)
Investing activities
Net increase in time deposits placed and other short-term investments	(3,053)	(439)	(1,147)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	13,020	(58,425)	(3,880)
Proceeds from sales of available-for-sale securities	53,446	134,490	117,672
Proceeds from paydowns and maturities of available-for-sale securities	22,417	39,519	26,973
Purchases of available-for-sale securities	(40,905)	(204,476)	(243,573)
Proceeds from maturities of held-to-maturity securities	7	283	153
Proceeds from sales of loans and leases	37,812	14,458	4,416
Other changes in loans and leases, net	(145,779)	(71,078)	(32,350)
Net purchases of premises and equipment	(748)	(1,228)	(863)
Proceeds from sales of foreclosed properties	93	132	198
Investment in China Construction Bank	—	(3,000)	—
(Acquisition) divestiture of business activities, net	(2,388)	(49)	4,936
Other investing activities, net	(2,226)	(632)	(89)
Net cash used in investing activities	(68,304)	(150,445)	(127,554)
Financing activities
Net increase in deposits	38,340	16,100	64,423
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(22,454)	120,914	35,752
Net increase in commercial paper and other short-term borrowings	23,709	37,671	37,437
Proceeds from issuance of long-term debt	49,464	21,958	21,289
Retirement of long-term debt	(17,768)	(15,107)	(16,904)
Proceeds from issuance of preferred stock	2,850	—	—
Redemption of preferred stock	(270)	—	—
Proceeds from issuance of common stock	3,117	2,846	3,712
Common stock repurchased	(14,359)	(5,765)	(6,286)
Cash dividends paid	(9,661)	(7,683)	(6,468)
Excess tax benefits of share-based payments	477	—	—
Other financing activities, net	(312)	(117)	(91)
Net cash provided by financing activities	53,133	170,817	132,864
Effect of exchange rate changes on cash and cash equivalents	92	(86)	64
Net increase (decrease) in cash and cash equivalents	(570)	8,063	1,852
Cash and cash equivalents at January 1	36,999	28,936	27,084
Cash and cash equivalents at December 31	$36,429	$36,999	$28,936
Supplemental cash flow disclosures
Cash paid for interest	$42,355	$26,239	$13,765
Cash paid for income taxes	7,210	7,049	6,088

The fair values of noncash assets acquired and liabilities assumed in the MBNA merger were $83.3 billion and $50.4 billion.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion were issued in connection with the MBNA merger.

Net transfers of Loans and Leases to loans held-for-sale (included in Other Assets) from the loan portfolio for Asset and Liability Management purposes amounted to $73 million in 2005.

Net transfers of Loans and Leases from loans held-for-sale to the loan portfolio for Asset and Liability Management purposes amounted to $1.1 billion in 2004.

In 2004, the fair values of noncash assets acquired and liabilities assumed in the merger with FleetBoston were $224.5 billion and $182.9 billion.

In 2004, approximately 1.2 billion shares of common stock, valued at approximately $45.6 billion, were issued in connection with the merger with FleetBoston.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

On January 1, 2006, Bank of America Corporation and its subsidiaries (the Corporation) acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA). On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston Financial Corporation (FleetBoston). Both mergers were accounted for under the purchase method of accounting. Consequently, both MBNA and FleetBoston’s results of operations were included in the Corporation’s results from their dates of acquisition.

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At December 31, 2006, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A. Bank of America, N.A. was the surviving entity after the merger of Fleet National Bank on June 13, 2005. Effective June 10, 2006, MBNA America Bank N.A. was renamed FIA Card Services, N.A., and on October 20, 2006, Bank of America, N.A. (USA) merged into FIA Card Services, N.A. These mergers had no impact on the Consolidated Financial Statements of the Corporation.

NOTE 1 – Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies in which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in Other Assets and the Corporation’s proportionate share of income or loss is included in Equity Investment Gains.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued or Proposed Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Corporation’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Corporation’s financial condition and results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (OCI). SFAS 158 further requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. This statement was effective as of December 31, 2006. The adoption of SFAS 158 reduced Accumulated OCI by approximately $1.3 billion after tax in 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Corporation’s financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Corporation’s financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. The application of SAB 108 did not have an impact on the Corporation’s financial condition and results of operations.

On July 13, 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. FSP 13-2 is effective as of January 1, 2007 and requires that the cumulative effect of adoption be reflected as an adjustment to the beginning balance of Retained Earnings with a corresponding offset decreasing the net investment in leveraged leases. The adoption of FSP 13-2 is expected to reduce Retained Earnings by approximately $1.4 billion after-tax in the first quarter of 2007. This estimate reflects new information that changed management’s previously disclosed assumption of the projected timing and classification of future income tax cash flows related to certain leveraged leases.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Corporation will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Income. The Corporation elected to early adopt the standard and to account for consumer-related MSRs using the fair value measurement method on January 1, 2006. Commercial-related MSRs continue to be accounted for using the amortization method (i.e., lower of cost or market). The adoption of this standard did not have a material impact on the Corporation’s financial condition and results of operations. For additional information on MSRs, see Note 8 of the Consolidated Financial Statements.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133). The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The Corporation will adopt SFAS 155 in the first quarter of 2007. The adoption of SFAS 155 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

On January 1, 2006, the Corporation adopted SFAS No. 123 (revised 2004), “Share-based Payment” (SFAS 123R). Prior to January 1, 2006, the Corporation accounted for its stock-based compensation plans under a fair value-based method of accounting. The adoption of SFAS 123R impacted the recognition of stock compensation for any awards granted to retirement-eligible employees and the presentation of cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) in the Consolidated Statement of Cash Flows. For additional information, see Note 17 of the Consolidated Financial Statements.

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

Collateral

The Corporation has accepted collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2006, the fair value of this collateral was approximately $186.6 billion of which $113.0 billion was sold or repledged. At December 31, 2005, the fair value of this collateral was approximately $179.1 billion of which $112.5 billion was sold or repledged. The primary source of this collateral is reverse repurchase agreements. The Corporation also pledges securities as collateral in transactions that consist of repurchase agreements, public and trust deposits, Treasury tax and loan notes, and other short-term borrowings. This collateral can be sold or repledged by the counterparties to the transactions.

In addition, the Corporation obtains collateral in connection with its derivative activities. Required collateral levels vary depending on the credit risk rating and the type of counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. Based on provisions contained in legal netting agreements, the Corporation has netted cash collateral against the applicable derivative mark-to-market exposures. Accordingly, the Corporation offsets its obligation to return or its right to reclaim cash collateral against the fair value of the derivatives being collateralized. The Corporation also pledges collateral on its own derivative positions which can be applied against Derivative Liabilities.

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

The Corporation recognizes gains and losses at inception of a derivative contract only if the fair value of the contract is evidenced by a quoted market price in an active market, an observable price or other market transaction, or other observable data supporting a valuation model in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). For those gains and losses not evidenced by the above mentioned market data, the transaction price is used as the fair value of the derivative contract. Any difference between the transaction price and the model fair value is considered an unrecognized gain or loss at inception of the contract. These unrecognized gains and losses are recorded in income using the straight line method of amortization over the contractual life of the derivative contract. Earlier recognition of the full unrecognized gain or loss is permitted if the trade is terminated early, subsequent market activity is observed which supports the model fair value of the contract, or significant inputs used in the valuation model become observable in the market. As of December 31, 2006, the balance of the above unrecognized gains and losses was not material. SFAS 157, when adopted, will nullify certain guidance in EITF 02-3 and, as a result, a portion of the above unrecognized gains and losses will be accounted for as a cumulative-effect adjustment to the opening balance of Retained Earnings.

Trading Derivatives and Economic Hedges

The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. Derivatives held for trading purposes are included in Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits.

Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are also included in Derivative Assets or Derivative Liabilities. Changes in the fair value of derivatives that serve as economic hedges of MSRs are recorded in Mortgage Banking Income. Changes in the fair value of derivatives that serve as asset and liability management (ALM) economic hedges, which do not qualify or were not designated as accounting hedges, are recorded in Other Income. Credit derivatives used by the Corporation do not qualify for hedge accounting under SFAS 133 despite being effective economic hedges with changes in the fair value of these derivatives included in Other Income.

Derivatives Used For SFAS 133 Hedge Accounting Purposes

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

The Corporation uses its derivatives designated as hedging for accounting purposes as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Corporation manages interest rate and foreign currency exchange rate sensitivity predominantly through the use of derivatives. Fair value hedges are used to protect against changes in the fair value of the Corporation’s assets and liabilities that are due to interest rate or foreign exchange volatility. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuation. For cash flow hedges, the maximum length of time over which forecasted transactions are hedged is 29 years, with a substantial portion of the hedged transactions being less than 10 years. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together with changes in the fair value of the related hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated OCI and are reclassified into the line item in the Consolidated Statement of Income in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement caption that is used to record hedge effectiveness. SFAS 133 retains certain concepts under SFAS No. 52, “Foreign Currency Translation,” (SFAS 52) for foreign currency exchange hedging. Consistent with SFAS 52, the Corporation records changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent effective, as a component of Accumulated OCI.

If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability are subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments are amortized to earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts in Accumulated OCI are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. If it is probable that a forecasted transaction will not occur, any related amounts in Accumulated OCI are reclassified into earnings in that period.

Interest Rate Lock Commitments

The Corporation enters into interest rate lock commitments (IRLCs) in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As such, these IRLCs are recorded at fair value with changes in fair value recorded in Mortgage Banking Income.

Consistent with SEC SAB No. 105, “Application of Accounting Principles to Loan Commitments,” the Corporation does not record any unrealized gain or loss at the inception of the loan commitment, which is the time the commitment is issued to the borrower. The Corporation records unrealized gains or losses based upon subsequent changes in the value from the inception of the loan commitment. In estimating the fair value of an IRLC, the Corporation assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on observable market data. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time. Changes from the expected future cash flows related to the customer relationship or loan servicing are excluded from the valuation of the IRLCs.

Outstanding IRLCs expose the Corporation to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To protect against this risk, the Corporation utilizes forward loan sales commitments and other derivative instruments, including interest rate swaps and options, to economically hedge the risk of potential changes in the value of the loans that would result from the commitments. The changes in the fair value of these derivatives are recorded in Mortgage Banking Income.

Securities

Debt Securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as Debt Securities as of the trade date. Debt Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt Securities that are bought and held principally for the purpose of resale in the near term are classified as Trading Account Assets and are stated at fair value with unrealized gains and losses included in Trading Account Profits. All other Debt Securities that management has the intent and ability to hold to recovery unless there is a significant deterioration in credit quality in any individual security are classified as available-for-sale (AFS) and carried at fair value with net unrealized gains and losses included in Accumulated OCI on an after-tax basis.

Interest on Debt Securities, including amortization of premiums and accretion of discounts, is included in Interest Income. Realized gains and losses from the sales of Debt Securities, which are included in Gains (Losses) on Sales of Debt Securities, are determined using the specific identification method.

Marketable equity securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Marketable equity securities that are bought and held principally for the purpose of resale in the near term are classified as Trading Account Assets and are stated at fair value with unrealized gains and losses included in Trading Account Profits. Other marketable equity securities are accounted for as AFS and classified in Other Assets. All AFS marketable equity securities in which management has the intent and ability to hold to recovery are carried at fair value with net unrealized gains and losses included in Accumulated OCI on an after-tax basis. Dividend income on all AFS marketable equity securities is included in Equity Investment Gains. Realized gains and losses on the sale of all AFS marketable equity securities, which are recorded in Equity Investment Gains, are determined using the specific identification method.

Investments in equity securities without readily determinable market values are recorded in Other Assets, are accounted for using the cost method and are subject to impairment testing as applicable.

Equity investments held by Principal Investing, a diversified equity investor in companies at all stages of their life cycle from startup to buyout, are reported at fair value pursuant to American Institute of Certified Public Accountants (AICPA) Investment Company Audit Guide and recorded in Other Assets. These investments are made either directly in a company or held through a fund. Equity investments for which there are active market quotes are carried at estimated fair value based on market prices. Nonpublic and other equity investments for which representative market quotes are not readily available are initially valued at cost. Subsequently, these investments are reviewed semi-annually or on a quarterly basis, where appropriate, and adjusted to reflect changes in value as a result of initial public offerings, market liquidity, the investees’ financial results, sales restrictions, or other than temporary declines in value. Gains and losses on these equity investments, both unrealized and realized, are recorded in Equity Investment Gains.

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

The Corporation purchases loans with and without evidence of credit quality deterioration since origination. Those loans with evidence of credit quality deterioration for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of this SOP (categories of loans for which it is probable, at the time of acquisition, that all amounts due according to the contractual terms of the loan agreement will not be collected). The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. Under SOP 03-3, the excess of cash flows expected at purchase over the purchase price is recorded as interest income over the life of the loan. For those loans not within the scope of SOP 03-3 any difference between the purchase price and the par value of the loan is reflected in interest income over the life of the loan.

The Corporation provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property less unearned income. Leveraged leases, which are a form of financing leases, are carried net of nonrecourse debt. Unearned income on leveraged and direct financing leases is accreted to earnings over the lease terms by methods that approximate the interest method.

Allowance for Credit Losses

The allowance for credit losses which includes the Allowance for Loan and Lease Losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The Allowance for Loan and Lease Losses represents the estimated probable credit losses in funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Credit exposures, excluding Derivative Assets and Trading Account Assets, deemed to be uncollectible are charged against these accounts. Cash recovered on previously charged off amounts are recorded as recoveries to these accounts.

The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectibility of those portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer and certain commercial loans such as the business card and small business portfolio, is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic conditions and credit scores. These models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. The remaining commercial portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information (including individual valuations on nonperforming loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114)) result in the estimation of the allowance for credit losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

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

The Allowance for Loan and Lease Losses includes two components which are allocated to cover the estimated probable losses in each loan and lease category based on the results of the Corporation’s detailed review process described above. The first component covers those commercial loans that are either nonperforming or impaired. The second component covers consumer loans and leases, and performing commercial loans and leases. Included within this second component of the Allowance for Loan and Lease Losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty and large single name defaults or event risk. Management evaluates the adequacy of the Allowance for Loan and Lease Losses based on the combined total of these two components.

In addition to the Allowance for Loan and Lease Losses, the Corporation also estimates probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.

The allowance for credit losses related to the loan and lease portfolio is reported on the Consolidated Balance Sheet in the Allowance for Loan and Lease Losses. The allowance for credit losses related to the reserve for unfunded lending commitments is reported on the Consolidated Balance Sheet in Accrued Expenses and Other Liabilities. Provision for Credit

Losses related to the loan and lease portfolio and unfunded lending commitments is reported in the Consolidated Statement of Income in the Provision for Credit Losses.

Nonperforming Loans and Leases, Charge-offs, and Delinquencies

In accordance with the Corporation’s policies, non-bankrupt credit card loans, open-end unsecured consumer loans, and real estate secured loans are charged off no later than the end of the month in which the account becomes 180 days past due. Personal property secured loans are charged off no later than the end of the month in which the account becomes 120 days past due. Accounts in bankruptcy are written down to collateral value either 60 days after bankruptcy notification (credit card and certain open-end unsecured accounts) or no later than the end of the month in which the account becomes 60 days past due. Only real estate secured accounts are generally placed into non accrual status and classified as nonperforming at 90 days past due. These loans can be returned to performing status when principal or interest is less than 90 days past due.

Commercial loans and leases, excluding business card loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally classified as nonperforming unless well-secured and in the process of collection. Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, without compensation on restructured loans, are classified as nonperforming until the loan is performing for an adequate period of time under the restructured agreement. In situations where the Corporation does not receive adequate compensation, the restructuring is considered a troubled debt restructuring. Interest accrued but not collected is reversed when a commercial loan is classified as nonperforming. Interest collections on commercial nonperforming loans and leases for which the ultimate collectibility of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Business card loans are charged off no later than the end of the month in which the account becomes 180 days past due or in which 60 days has elapsed since receipt of notification of bankruptcy filing, whichever comes first, and are not classified as nonperforming.

The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Interest and fees continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable. Delinquency is reported on accruing loans that are 30 days or more past due.

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

Mortgage Servicing Rights

Effective January 1, 2006, the Corporation early adopted SFAS 156 and began accounting for consumer-related MSRs at fair value with changes in fair value recorded in Mortgage Banking Income, while commercial-related MSRs continue to be accounted for using the amortization method (i.e., lower of cost or market) with impairment recognized as a reduction to Mortgage Banking Income. Certain derivatives are used as economic hedges of the MSRs, but are not designated as hedges under SFAS 133. These derivatives are marked to market and recognized through Mortgage Banking Income.

Prior to January 1, 2006, the Corporation applied SFAS 133 hedge accounting for derivative financial instruments that had been designated to hedge MSRs. The loans underlying the MSRs being hedged were stratified into pools that possessed similar interest rate and prepayment risk exposures. The Corporation had designated the hedged risk as the change in the overall fair value of these stratified pools within a daily hedge period. The Corporation performed both prospective and retrospective hedge effectiveness evaluations, using regression analyses. A prospective test was performed to determine whether the hedge was expected to be highly effective at the inception of the hedge. A retrospective test was performed at the end of the daily hedge period to determine whether the hedge was actually effective. Debt Securities were also used as economic hedges of MSRs and were accounted for as AFS Securities with realized gains recorded in Gains (Losses) on Sales of Debt Securities and unrealized gains or losses recorded in Accumulated OCI in Shareholders’ Equity. For additional information on MSRs, see Note 8 of the Consolidated Financial Statements.

Goodwill and Intangible Assets

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated or straight-line basis over the estimated period of benefit. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step has to be performed. This additional step compares the implied fair value of the reporting unit’s Goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value. In 2006, 2005, and 2004, Goodwill was tested for impairment and it was determined that Goodwill was not impaired at any of these dates.

Intangible Assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss will be recognized if the carrying amount of the Intangible Asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At December 31, 2006, Intangible Assets included on the Consolidated Balance Sheet consist of purchased credit card relationship intangibles, core deposit intangibles, affinity relationships, and other intangibles that are amortized on an accelerated or straight-line basis over anticipated periods of benefit of up to 15 years. There were no events or changes in circumstances in 2006, 2005, and 2004 that indicated the carrying amounts of our intangibles may not be recoverable.

Special Purpose Financing Entities

In the ordinary course of business, the Corporation supports its customers’ financing needs by facilitating the customers’ access to different funding sources, assets and risks. In addition, the Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. These financing entities may be in the form of corporations, partnerships, limited liability companies or trusts, and are generally not consolidated on the Corporation’s Consolidated Balance Sheet. The majority of these activities are basic term or revolving securitization vehicles for mortgages, credit cards or other types of loans which are generally funded through term-amortizing debt structures. Other special purpose entities finance their activities by issuing short-term commercial paper. The securities issued from both types of vehicles are designed to be paid off from the underlying cash flows of the vehicles’ assets or the reissuance of commercial paper.

Securitizations

The Corporation securitizes, sells and services interests in residential mortgage loans and credit card loans, and from time to time, automobile, consumer finance and commercial loans. The accounting for these activities is governed by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (SFAS 140). The securitization vehicles are Qualified Special Purpose Entities (QSPEs) which, in accordance with SFAS 140, are legally isolated, bankruptcy remote and beyond the control of the seller. QSPEs are not included in the consolidated financial statements of the seller. When the Corporation securitizes assets, it may retain interest- only strips, one or more subordinated tranches, subordinated interests in accrued interest and fees on the securitized receivables and, in some cases, cash reserve accounts which are generally considered residual interests in the securitized assets. The Corporation may also retain senior tranches in these securitizations. Gains and losses upon sale of the assets are based on an allocation of the previous carrying amount of the assets to the retained interests. Carrying amounts of assets transferred are allocated in proportion to the relative fair values of the assets sold and interests retained.

Quoted market prices are used to obtain fair values of senior retained interests. Generally, quoted market prices for retained residual interests are not available; therefore, the Corporation estimates fair values based upon the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. See Note 9 of the Consolidated Financial Statements for further discussion.

Interest-only strips retained in connection with credit card securitizations are classified in Other Assets and carried at fair value, with changes in fair value recorded in Card Income. Other retained interests are primarily classified in Other Assets or AFS Securities and carried at fair value or amounts that approximate fair value with changes in fair value recorded in Accumulated OCI. The excess cash flows expected to be received over the amortized cost of these retained interests is recognized as Interest Income using the effective yield method. If the fair value of such retained interests has declined below its carrying amount and there has been an adverse change in estimated contractual cash flows of the underlying assets, then such decline is determined to be other-than-temporary and the retained interest is written down to fair value with a corresponding adjustment to earnings.

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

Income Taxes

The Corporation accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), resulting in two components of Income Tax Expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets have also been recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized. For additional information on income taxes, see Note 18 of the Consolidated Financial Statements.

Retirement Benefits

The Corporation has established qualified retirement plans covering substantially all full-time and certain part-time employees. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

In addition, the Corporation has established unfunded supplemental benefit plans and supplemental executive retirement plans for selected officers of the Corporation and its subsidiaries (SERPS) that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. The SERPS are frozen and the executive offices do not accrue any additional benefits. These plans are nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Corporation; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor. In addition, the Corporation has established several postretirement healthcare and life insurance benefit plans.

The Corporation accounts for its retirement benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” as applicable.

On December 31, 2006, the Corporation adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated OCI. SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. These amounts were previously netted against the plans’ funded status in the Corporation’s Consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of Accumulated OCI. Those amounts will subsequently be recorded as a component of net periodic benefit cost as they are amortized during future periods.

Accumulated Other Comprehensive Income

The Corporation records gains and losses on cash flow hedges, unrealized gains and losses on AFS Securities, unrecognized actuarial gains and losses, transition obligation and prior service costs on Pension and Postretirement plans, foreign currency translation adjustments, and related hedges of net investments in foreign operations in Accumulated OCI, net of tax. Accumulated OCI also includes fair value adjustments on certain retained interests in the Corporation’s securitization transactions. Gains or losses on derivatives accounted for as cash flow hedges are reclassified to Net Income when the hedged transaction affects earnings. Gains and losses on AFS Securities are reclassified to Net Income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to Net Income at the time of the charge. Translation gains or losses on foreign currency translation adjustments are reclassified to Net Income upon the substantial sale or liquidation of investments in foreign operations.

Earnings Per Common Share

Earnings per Common Share is computed by dividing Net Income Available to Common Shareholders by the weighted average common shares issued and outstanding. For Diluted Earnings per Common Share, Net Income Available to Common Shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would have been dilutive, Net Income Available to Common Shareholders is adjusted by the associated preferred dividends. This adjusted Net Income is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock, restricted stock, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method.

Foreign Currency Translation

Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, at period-end rates from the local currency to the reporting currency, the U.S. dollar. The resulting unrealized gains or losses are reported as a component of Accumulated OCI on an after-tax basis. When the foreign entity’s functional currency is determined to be the U.S. dollar, the resulting remeasurement currency gains or losses on foreign denominated assets or liabilities are included in Net Income.

Credit Card Arrangements

Endorsing organization agreements

The Corporation contracts with other organizations to obtain their endorsement of the Corporation’s loan products. This endorsement may provide the Corporation exclusive rights to market to the organization’s members or to customers on behalf of the Corporation. These organizations endorse the Corporation’s loan products and provide the Corporation with their mailing lists and marketing activities. These agreements generally have terms that range from five to seven years. The Corporation typically pays royalties in exchange for their endorsement. These compensation costs to the Corporation are recorded as contra-revenue against Card Income.

Cardholder reward agreements

The Corporation offers reward programs that allow its cardholders to earn points that can be redeemed for a broad range of rewards including cash, travel and discounted products. The Corporation establishes a rewards liability based upon the points earned which are expected to be redeemed and the average cost per point redemption. The points to be redeemed are estimated based on past redemption behavior, card product type, account transaction activity and other historical card performance. The liability is reduced as the points are redeemed. The estimated cost of the rewards programs is recorded as contra-revenue against Card Income.

Stock-based Compensation

On January 1, 2006, the Corporation adopted SFAS 123R under the modified-prospective application. The Corporation had previously adopted the fair value-based method of accounting for stock-based employee compensation under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) prospectively, on January 1, 2003. Had the Corporation adopted SFAS 148 retrospectively, the impact in 2005 and 2004 would not have been material. For additional information on stock-based employee compensation, see Note 17 of the Consolidated Financial Statements.

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

The MBNA merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the MBNA merger date as summarized in the following table.

MBNA Purchase Price Allocation (In millions, except per share amounts)
Purchase price
Purchase price per share of the Corporation’s common stock (1)	$45.856
Exchange ratio	0.5009
Purchase price per share of the Corporation’s common stock exchanged	$22.969
Cash portion of the MBNA merger consideration	4.125
Implied value of one share of MBNA common stock	27.094
MBNA common stock exchanged	1,260
Total value of the Corporation’s common stock and cash exchanged		$34,139
Fair value of outstanding stock options and direct acquisition costs		467
Total purchase price		$34,606

Allocation of the purchase price
MBNA stockholders’ equity		$13,410
MBNA goodwill and other intangible assets		(3,564)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases		(292)
Premises and equipment		(563)
Identified intangibles (2)		7,881
Other assets		(683)
Deposits		(97)
Exit and termination liabilities		(269)
Other personnel-related liabilities		(634)
Other liabilities and deferred income taxes		(564)
Long-term debt		(409)
Fair value of net assets acquired		14,216
Goodwill resulting from the MBNA merger (3)		$20,390

(1)

The value of the shares of common stock exchanged with MBNA shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, June 30, 2005, the date of the MBNA merger announcement.

(2)

Includes purchased credit card relationships of $5,698 million, affinity relationships of $1,641 million, core deposit intangibles of $214 million, and other intangibles, including trademarks, of $328 million. The amortization life for core deposit intangibles is 10 years, purchased credit card relationships and affinity relationships are 15 years, and other intangibles over periods not exceeding 10 years. These intangibles are primarily amortized on an accelerated basis.

(3)	No Goodwill is expected to be deductible for tax purposes. Substantially all Goodwill was allocated to Global Consumer and Small Business Banking.

As a result of the MBNA merger, the Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. These loans were accounted for in accordance with SOP 03-3 which requires that purchased impaired loans be recorded at fair value as of the merger date. The purchase accounting adjustment to reduce impaired loans to fair value resulted in an increase in Goodwill. In addition, an adjustment was made to the Allowance for Loan and Lease Losses for those impaired loans resulting in a decrease in Goodwill. The outstanding balance and fair value of such loans was approximately $1.3 billion and $940 million as of the merger date. At December 31, 2006, there were no outstanding balances for such loans.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the MBNA merger taken place at January 1, 2005 and 2004. Included in the 2004 pro forma amounts are FleetBoston results for the three months ended March 31, 2004.

	Pro Forma
(Dollars in millions)	2005	2004
Net interest income	$34,029	$32,831
Noninterest income	32,647	30,523
Total revenue	66,676	63,354
Provision for credit losses	5,082	3,983
Gains on sales of debt securities	1,084	1,775
Merger and restructuring charges	1,179	624
Other noninterest expense	34,411	34,373
Income before income taxes	27,088	26,149
Net income	18,157	17,300

Merger and Restructuring Charges in the above table include a nonrecurring restructuring charge related to legacy MBNA of $767 million for 2005. Pro forma Earnings per Common Share and Diluted Earnings per Common Share were $3.90 and $3.86 for 2005, and $3.68 and $3.62 for 2004.

Merger and Restructuring Charges

Merger and Restructuring Charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and MBNA. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges. Merger and Restructuring Charges for 2005 and 2004 were $412 million and $618 million and primarily related to the FleetBoston merger.

(Dollars in millions)	2006
Severance and employee-related charges	$85
Systems integrations and related charges	552
Other	168
Total merger and restructuring charges	$805

Exit Costs and Restructuring Reserves

On January 1, 2006, the Corporation initially recorded liabilities of $468 million for MBNA’s exit and termination costs as purchase accounting adjustments resulting in an increase in Goodwill. Included in the $468 million were $409 million for severance, relocation and other employee-related expenses and $59 million for contract terminations. During 2006, the Corporation revised certain of its initial estimates due to lower severance costs and updated integration plans including site consolidations that resulted in the reduction of exit cost reserves of $199 million. This reduction in reserves consisted of $177 million related to severance, relocation and other employee-related expenses and $22 million related to contract termination estimates. Cash payments of $144 million in 2006 consisted of $111 million of severance, relocation and other employee-related costs, and $33 million of contract terminations. The impact of these items reduced the balance in the liability to $125 million at December 31, 2006.

Restructuring reserves were also established for legacy Bank of America associate severance, other employee-related expenses and contract terminations. During 2006, $160 million was recorded to the restructuring reserves. Of these amounts, $80 million was related to associate severance and other employee-related expenses, and another $80 million to contract terminations. During 2006, cash payments of $22 million for severance and other employee-related costs and $71 million for contract termination have reduced this liability. The net impact of these items resulted in a balance of $67 million at December 31, 2006.

Payments under exit costs and restructuring reserves associated with the MBNA merger are expected to be substantially completed in 2007. The following table presents the changes in Exit Costs and Restructuring Reserves for the year ended December 31, 2006.

(Dollars in millions)	Exit Cost Reserves (1)	Restructuring Reserves (2)
Balance, January 1, 2006	$—	$—
MBNA exit costs	269	—
Restructuring charges	—	160
Cash payments	(144)	(93)
Balance, December 31, 2006	$125	$67

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.

(2)	Restructuring reserves were established by a charge to Merger and Restructuring Charges.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of Trading Account Assets and Liabilities at December 31, 2006 and 2005.

	December 31
(Dollars in millions)	2006	2005
Trading account assets
Corporate securities, trading loans and other	$53,923	$46,554
U.S. government and agency securities (1)	36,656	31,091
Equity securities	27,103	31,029
Mortgage trading loans and asset-backed securities	15,449	12,290
Foreign sovereign debt	19,921	10,743
Total	$153,052	$131,707
Trading account liabilities
U.S. government and agency securities (2)	$26,760	$23,179
Equity securities	23,908	11,371
Foreign sovereign debt	9,261	8,915
Corporate securities and other	7,741	7,425
Total	$67,670	$50,890

(1)	Includes $22.7 billion and $20.9 billion at December 31, 2006 and 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

(2)	Includes $2.2 billion and $1.4 billion at December 31, 2006 and 2005 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

NOTE 4 – Derivatives

The Corporation designates derivatives as trading derivatives, economic hedges, or as derivatives used for SFAS 133 accounting purposes. For additional information on our derivatives and hedging activities, see Note 1 of the Consolidated Financial Statements.

Credit Risk Associated with Derivative Activities

Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. The Corporation’s derivative activities are primarily with financial institutions and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Corporation reduces credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will vary based on an assessment of the credit risk of the counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. The Corporation held $24.2 billion of collateral on derivative positions, of which $14.9 billion could be applied against credit risk at December 31, 2006.

A portion of the derivative activity involves exchange-traded instruments. Exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including margin and security deposit requirements. Management believes the credit risk associated with these types of instruments is minimal. The average fair value of Derivative Assets, less cash collateral, for 2006 and 2005 was $24.2 billion and $25.9 billion. The average fair value of Derivative Liabilities for 2006 and 2005 was $16.6 billion and $16.8 billion.

The following table presents the contract/notional amounts and credit risk amounts at December 31, 2006 and 2005 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At December 31, 2006 and 2005, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $7.3 billion and $9.3 billion. In addition, at December 31, 2006 and 2005, the cash collateral placed against Derivative Liabilities was $6.5 billion and $7.6 billion.

	December 31, 2006		December 31, 2005
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$18,185,655	$9,601	$14,401,577	$11,085
Futures and forwards	2,283,579	103	2,113,717	—
Written options	1,043,933	—	900,036	—
Purchased options	1,308,888	2,212	869,471	3,345
Foreign exchange contracts
Swaps	451,462	4,241	333,487	3,735
Spot, futures and forwards	1,234,009	2,995	944,321	2,481
Written options	464,420	—	214,668	—
Purchased options	414,004	1,391	229,049	1,214
Equity contracts
Swaps	32,247	577	28,287	548
Futures and forwards	19,947	24	6,479	44
Written options	102,902	—	69,048	—
Purchased options	104,958	7,513	57,693	6,729
Commodity contracts
Swaps	4,868	1,129	8,809	2,475
Futures and forwards	13,513	2	5,533	—
Written options	9,947	—	7,854	—
Purchased options	6,796	184	3,673	546
Credit derivatives (1)	1,497,869	756	722,190	766

Credit risk before cash collateral		30,728		32,968
Less: Cash collateral applied		7,289		9,256
Total derivative assets		$23,439		$23,712
(1)	The December 31, 2005 notional amount has been reclassified to conform with new regulatory guidance, which defined the notional as the contractual loss protection for structured basket transactions.

ALM Activities

Interest rate contracts and foreign exchange contracts are utilized in the Corporation’s ALM activities. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect Net Interest Income. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest Income and Interest Expense on hedged variable-rate assets and liabilities increase or decrease as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings.

Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to manage its interest rate risk position. Non-leveraged generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps, floors and swaptions. Futures contracts used for the Corporation’s ALM activities are primarily index futures providing for cash payments based upon the movements of an underlying rate index.

The Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Corporation’s equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

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

For cash flow hedges, gains and losses on derivative contracts reclassified from Accumulated OCI to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $1.0 billion ($658 million after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for 2006 and 2005:

(Dollars in millions)	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings (1)	$23	$166
Net gain (loss) excluded from assessment of effectiveness (2)	—	(13)
Cash flow hedges
Hedge ineffectiveness recognized in earnings (3)	18	(31)
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within Accumulated OCI (4)	(475)	66

(1)	Hedge ineffectiveness was recognized primarily within Net Interest Income and Mortgage Banking Income in the Consolidated Statement of Income for 2006 and 2005, respectively.
(2)	Net gain (loss) excluded from assessment of effectiveness was recorded primarily within Mortgage Banking Income in the Consolidated Statement of Income for 2005.
(3)	Hedge ineffectiveness was recognized primarily within Net Interest Income in the Consolidated Statement of Income for 2006 and 2005.
(4)	Amount for 2006 primarily represents net investment hedges of certain foreign subsidiaries acquired in connection with the MBNA merger.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS debt and marketable equity securities at December 31, 2006 and 2005 were:

Available-for-sale securities
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2006
U.S. Treasury securities and agency debentures	$697	$—	$(9)	$688
Mortgage-backed securities	161,693	4	(4,804)	156,893
Foreign securities	12,126	2	(78)	12,050
Other taxable securities (1)	16,776	10	(134)	16,652
Total taxable securities	191,292	16	(5,025)	186,283
Tax-exempt securities	6,493	64	(34)	6,523
Total available-for-sale debt securities	$197,785	$80	$(5,059)	$192,806
Available-for-sale marketable equity securities (2)	$2,799	$408	$(10)	$3,197
2005
U.S. Treasury securities and agency debentures	$730	$—	$(13)	$717
Mortgage-backed securities	197,101	198	(5,268)	192,031
Foreign securities	10,944	1	(54)	10,891
Other taxable securities (1)	13,198	126	(99)	13,225
Total taxable securities	221,973	325	(5,434)	216,864
Tax-exempt securities	4,693	31	(32)	4,692
Total available-for-sale debt securities	$226,666	$356	$(5,466)	$221,556
Available-for-sale marketable equity securities (2)	$575	$305	$(18)	$862

(1)	Includes corporate debt and asset-backed securities.
(2)	Represents those AFS marketable equity securities that are recorded in Other Assets on the Consolidated Balance Sheet.

At December 31, 2006, the amortized cost and fair value of both taxable and tax-exempt Held-to-maturity Securities was $40 million. At December 31, 2005, the amortized cost and fair value of both taxable and tax-exempt Held-to-maturity Securities was $47 million.

At December 31, 2006, accumulated net unrealized losses on AFS debt and marketable equity securities included in Accumulated OCI were $2.9 billion, net of the related income tax benefit of $1.7 billion. At December 31, 2005, accumulated net unrealized losses on these securities were $3.0 billion, net of the related income tax benefit of $1.8 billion.

The following table presents the current fair value and the associated gross unrealized losses only on investments in securities with gross unrealized losses at December 31, 2006 and 2005. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
U.S. Treasury securities and agency debentures	$387	$(9)	$—	$—	$387	$(9)
Mortgage-backed securities	4,684	(128)	151,092	(4,676)	155,776	(4,804)
Foreign securities	45	(1)	6,908	(77)	6,953	(78)
Other taxable securities	5,452	(125)	287	(9)	5,739	(134)
Total taxable securities	10,568	(263)	158,287	(4,762)	168,855	(5,025)
Tax-exempt securities	811	(4)	1,271	(30)	2,082	(34)
Total temporarily-impaired available-for-sale debt securities	11,379	(267)	159,558	(4,792)	170,937	(5,059)
Temporarily-impaired marketable equity securities	244	(10)	—	—	244	(10)
Total temporarily-impaired securities	$11,623	$(277)	$159,558	$(4,792)	$171,181	$(5,069)

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
U.S. Treasury securities and agency debentures	$251	$(9)	$163	$(4)	$414	$(13)
Mortgage-backed securities	149,979	(3,766)	40,236	(1,502)	190,215	(5,268)
Foreign securities	3,455	(41)	852	(13)	4,307	(54)
Other taxable securities	3,882	(79)	469	(20)	4,351	(99)
Total taxable securities	157,567	(3,895)	41,720	(1,539)	199,287	(5,434)
Tax-exempt securities	2,308	(27)	156	(5)	2,464	(32)
Total temporarily-impaired available-for-sale debt securities	159,875	(3,922)	41,876	(1,544)	201,751	(5,466)
Temporarily-impaired marketable equity securities	146	(18)	—	—	146	(18)
Total temporarily-impaired securities	$160,021	$(3,940)	$41,876	$(1,544)	$201,897	$(5,484)

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant such evaluation. Factors considered in determining whether an impairment is other-than-temporary include (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2006, the amortized cost of approximately 5,000 securities in AFS securities exceeded their fair value by $5.1 billion. Included in the $5.1 billion of gross unrealized losses on AFS securities at December 31, 2006, was $277 million of gross unrealized losses that have existed for less than twelve months and $4.8 billion of gross unrealized losses that have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or more, $4.7 billion, or 98 percent, of the gross unrealized loss is related to approximately 1,500 mortgage-backed securities. These securities are predominately all investment grade, with more than 90 percent rated AAA. The gross unrealized losses on these mortgage-backed securities are due to overall increases in market interest rates. The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses. Accordingly, the Corporation has not recognized any other-than-temporary impairment for these securities.

The Corporation had investments in securities from the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) that exceeded 10 percent of consolidated Shareholders’ Equity as of December 31, 2006 and 2005. Those investments had market values of $109.9 billion and $42.0 billion at December 31,

2006, and $144.1 billion and $46.9 billion at December 31, 2005. In addition, these investments had total amortized costs of $113.5 billion and $43.3 billion at December 31, 2006, and $148.0 billion and $48.3 billion at December 31, 2005. As disclosed in the preceding paragraph, the Corporation has not recognized any other-than-temporary impairment for these securities.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $83.8 billion and $116.7 billion at December 31, 2006 and 2005.

The expected maturity distribution of the Corporation’s mortgage-backed securities and the contractual maturity distribution of the Corporation’s other debt securities, and the yields of the Corporation’s AFS debt securities portfolio at December 31, 2006 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (1)		Total
(Dollars in millions)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
Fair value of available-for-sale debt securities
U.S. Treasury securities and agency debentures	$78	4.08%	$524	3.96%	$80	4.31%	$6	5.73%	$688	4.03%
Mortgage-backed securities	17	5.59	11,456	4.40	143,370	5.04	2,050	8.62	156,893	5.04
Foreign securities	819	4.88	6,177	5.27	4,949	5.37	105	6.27	12,050	5.29
Other taxable securities	3,581	4.70	10,435	5.19	2,237	5.33	399	6.40	16,652	5.13
Total taxable	4,495	4.73	28,592	4.87	150,636	5.06	2,560	8.17	186,283	5.06
Tax-exempt securities (3)	1,000	5.82	1,169	5.90	3,226	5.82	1,128	6.44	6,523	5.94
Total available-for-sale debt securities	$5,495	4.93%	$29,761	4.91%	$153,862	5.07%	$3,688	7.64%	$192,806	5.09%
Amortized cost of available-for-sale debt securities	$5,495		$30,293		$158,301		$3,696		$197,785

(1)	Includes securities with no stated maturity.

(2)	Yields are calculated based on the amortized cost of the securities.

(3)	Yield of tax-exempt securities calculated on a fully taxable-equivalent (FTE) basis.

The components of realized gains and losses on sales of debt securities for 2006, 2005 and 2004 were:

(Dollars in millions)	2006	2005	2004
Gross gains	$87	$1,154	$2,270
Gross losses	(530)	(70)	(546)
Net gains (losses) on sales of debt securities	$(443)	$1,084	$1,724

The Income Tax Expense (Benefit) attributable to realized net gains (losses) on debt securities sales was $(163) million, $400 million, and $640 million in 2006, 2005 and 2004, respectively.

Pursuant to an agreement dated June 17, 2005, the Corporation agreed to purchase approximately nine percent, or 19.1 billion shares, of the stock of China Construction Bank (CCB). These shares are accounted for at cost as they are non-transferable until the third anniversary of the initial public offering in October 2008. The Corporation also holds an option to increase its ownership interest in CCB to 19.9 percent. This option expires in February 2011. At December 31, 2006, the investment in the CCB shares was included in Other Assets.

Additionally, the Corporation sold its Brazilian operations to Banco Itaú Holding Financeira S.A. (Banco Itaú) for approximately $1.9 billion in preferred stock. These shares are non-transferable for three years from the date of the agreement dated May 1, 2006 and are accounted for at cost. The sale closed in September 2006. At December 31, 2006, this $1.9 billion of preferred stock was included in Other Assets.

The shares of CCB and Banco Itaú are currently carried at cost but, as required by GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to Accumulated OCI beginning in the fourth quarter of 2007 and second quarter of 2008, respectively. The fair values of the CCB shares and Banco Itaú shares were approximately $12.2 billion and $2.5 billion at December 31, 2006.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at December 31, 2006 and 2005 were:

	December 31
(Dollars in millions)	2006	2005
Consumer
Residential mortgage	$241,181	$182,596
Credit card—domestic	61,195	58,548
Credit card—foreign	10,999	—
Home equity lines	74,888	62,098
Direct/Indirect consumer (1)	68,224	45,490
Other consumer (2)	9,218	6,725
Total consumer	465,705	355,457
Commercial
Commercial—domestic	161,982	140,533
Commercial real estate (3)	36,258	35,766
Commercial lease financing	21,864	20,705
Commercial—foreign	20,681	21,330
Total commercial	240,785	218,334
Total	$706,490	$573,791

(1)	Includes home equity loans of $12.8 billion and $8.1 billion at December 31, 2006 and 2005.

(2)	Includes foreign consumer loans of $6.2 billion and $3.8 billion at December 31, 2006 and 2005 and consumer finance loans of $2.8 billion for both December 31, 2006 and 2005.

(3)	Includes domestic commercial real estate loans of $35.7 billion and $35.2 billion, and foreign commercial real estate loans of $578 million and $585 million at December 31, 2006 and 2005.

The following table presents the recorded loan amounts, without consideration for the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS 114 at December 31, 2006 and 2005. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

	December 31
(Dollars in millions)	2006	2005
Commercial—domestic	$586	$613
Commercial real estate	118	49
Commercial—foreign	13	34
Total impaired loans	$717	$696

The average recorded investment in certain impaired loans for 2006, 2005 and 2004 was approximately $722 million, $852 million and $1.6 billion, respectively. At December 31, 2006 and 2005, the recorded investment in impaired loans requiring an Allowance for Loan and Lease Losses based on individual analysis per SFAS 114 guidelines was $567 million and $517 million, and the related Allowance for Loan and Lease Losses was $43 million and $55 million. For 2006, 2005 and 2004, Interest Income recognized on impaired loans totaled $36 million, $17 million and $21 million, respectively, all of which was recognized on a cash basis.

At December 31, 2006 and 2005, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $1.8 billion and $1.5 billion. In addition, included in Other Assets were nonperforming loans held-for-sale of $80 million and $69 million at December 31, 2006 and 2005.

The Corporation has loan products with varying terms (e.g., interest-only mortgages, option adjustable rate mortgages, etc.) and loans with high loan-to-value ratios. Exposure to any of these loan products does not result in a significant concentration of credit risk. Terms of loan products, collateral coverage, the borrower’s credit history, and the amount of these loans that are retained on our balance sheet are included in the Corporation’s assessment when establishing its Allowance for Loan and Lease Losses.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for 2006, 2005 and 2004:

(Dollars in millions)	2006	2005	2004
Allowance for loan and lease losses, January 1	$8,045	$8,626	$6,163
FleetBoston balance, April 1, 2004	—	—	2,763
MBNA balance, January 1, 2006	577	—	—
Loans and leases charged off	(5,881)	(5,794)	(4,092)
Recoveries of loans and leases previously charged off	1,342	1,232	979
Net charge-offs	(4,539)	(4,562)	(3,113)
Provision for loan and lease losses	5,001	4,021	2,868
Other	(68)	(40)	(55)
Allowance for loan and lease losses, December 31	9,016	8,045	8,626
Reserve for unfunded lending commitments, January 1	395	402	416
FleetBoston balance, April 1, 2004	—	—	85
Provision for unfunded lending commitments	9	(7)	(99)
Other	(7)	—	—
Reserve for unfunded lending commitments, December 31	397	395	402
Total allowance for credit losses	$9,413	$8,440	$9,028

NOTE 8 – Mortgage Servicing Rights

Effective January 1, 2006, the Corporation adopted SFAS 156 and accounts for consumer-related MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in Mortgage Banking Income. The Corporation economically hedges these MSRs with certain derivatives such as options and interest rate swaps. Prior to January 1, 2006, consumer-related MSRs were accounted for on a lower of cost or market basis and hedged with derivatives that qualified for SFAS 133 hedge accounting.

The following table presents activity for consumer-related MSRs for 2006 and 2005.

(Dollars in millions)	2006	2005
Balance, January 1	$2,658	$2,358
MBNA balance, January 1, 2006	9	—
Additions	572	860
Sales of MSRs	(71)	(176)
Impact of customer payments	(713)	—
Amortization	—	(612)
Other changes in MSR market value (1)	414	228
Balance, December 31 (2)	$2,869	$2,658

(1)

For 2006, amount reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates. For 2005, amount reflects $291 million related to change in value attributed to SFAS 133 hedged MSRs, and $63 million of impairments.

(2)	Before the adoption of SFAS 156, there was an impairment allowance of $257 million at December 31, 2005.

Commercial-related MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial-related MSRs were $176 million and $148 million at December 31, 2006 and 2005 and are not included in the table above.

The key economic assumptions used in valuations of MSRs included modeled prepayment rates and resultant weighted- average lives of the MSRs and the option adjusted spread (OAS) levels. An OAS model runs multiple interest rate scenarios and projects prepayments specific to each one of those interest rate scenarios.

As of December 31, 2006, the fair value of consumer-related MSRs was $2.9 billion, and the modeled weighted-average lives of MSRs related to fixed and adjustable rate loans (including hybrid Adjustable Rate Mortgages) were 4.98 years and 3.19 years. The following table presents the sensitivity of the weighted-average lives and fair value of MSRs to changes in modeled assumptions.

	December 31, 2006
	Change in Weighted-average lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair value
Prepayment rates
Impact of 10% decrease	0.33	years	0.26	years	$135
Impact of 20% decrease	0.70		0.58		289

Impact of 10% increase	(0.29)		(0.23)		(120)
Impact of 20% increase	(0.55)		(0.42)		(227)
OAS level
Impact of 100 bps decrease	n/a		n/a		109
Impact of 200 bps decrease	n/a		n/a		227

Impact of 100 bps increase	n/a		n/a		(101)
Impact of 200 bps increase	n/a		n/a		(195)

NOTE 9 – Securitizations

The Corporation securitizes assets and may continue to hold a portion or all of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, cash reserve accounts, all of which are known as retained interests, which are carried at fair value or amounts that approximate fair value. Those assets may be serviced by the Corporation or by third parties.

Mortgage-related Securitizations

The Corporation securitizes a portion of its residential mortgage loan originations in conjunction with or shortly after loan closing. In addition, the Corporation may, from time to time, securitize commercial mortgages and first residential mortgages that it originates or purchases from other entities. In 2006 and 2005, the Corporation converted a total of $65.5 billion (including $15.5 billion originated by other entities) and $95.1 billion (including $15.9 billion originated by other entities), of commercial mortgages and first residential mortgages into mortgage-backed securities issued through Fannie Mae, Freddie Mac, Government National Mortgage Association, Bank of America, N.A. and Banc of America Mortgage Securities. At December 31, 2006 and 2005, the Corporation retained $5.5 billion (including $4.2 billion issued prior to 2006) and $7.2 billion (including $2.4 billion issued prior to 2005) of these securities. At December 31, 2006, these retained interests were valued using quoted market prices.

In 2006, the Corporation reported $341 million in gains on loans converted into securities and sold, of which gains of $329 million were from loans originated by the Corporation and $12 million were from loans originated by other entities. In 2005, the Corporation reported $575 million in gains on loans converted into securities and sold, of which gains of $592 million were from loans originated by the Corporation and losses of $17 million were from loans originated by other entities. At December 31, 2006 and 2005, the Corporation had recourse obligations of $412 million and $471 million with varying terms up to seven years on loans that had been securitized and sold.

In 2006 and 2005, the Corporation purchased $17.4 billion and $19.6 billion of mortgage-backed securities from third parties and resecuritized them. Net gains, which include Net Interest Income earned during the holding period, totaled $25 million and $13 million. The Corporation did not retain any of the securities issued in these transactions.

In 2006 and 2005, the Corporation also purchased an additional $4.9 billion and $7.2 billion of mortgage loans from third parties and securitized them. In 2006, the Corporation retained residual interests in these transactions which totaled $224 million at December 31, 2006 and are classified in Trading Account Assets, with changes in fair value recorded in earnings. These residual interests are included in the sensitivity table below which sets forth the sensitivity of the fair value of residual interests to changes in key assumptions. In 2005, the Corporation resecuritized the residual interests and did not retain a significant interest in the securitization trusts. The Corporation reported $16 million and $4 million in gains on these transactions in 2006 and 2005.

The Corporation has retained MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on all mortgage loans serviced, including securitizations, was $775 million and $789 million in 2006 and 2005. For more information on MSRs, see Note 8 of the Consolidated Financial Statements.

Credit Card and Other Securitizations

As a result of the MBNA merger, the Corporation acquired interests in credit card, other consumer, and commercial loan securitization vehicles. These acquired interests include interest-only strips, subordinated tranches, cash reserve accounts, and subordinated interests in accrued interest and fees on the securitized receivables. During 2006, the Corporation securitized $23.7 billion of credit card receivables resulting in $104 million in gains (net of securitization transaction costs of $28 million) which was recorded in Card Income. Aggregate debt securities outstanding for the MBNA credit card securitization trusts as of December 31, 2006 and January 1, 2006, were $96.0 billion and $81.6 billion. As of December 31, 2006 and January 1, 2006, the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts, including MBNA, were $96.8 billion and $83.8 billion. The other consumer and commercial loan securitization vehicles acquired with MBNA were not material to the Corporation.

The Corporation also securitized $3.3 billion and $3.8 billion of automobile loans and recorded losses of $6 million and $17 million in 2006 and 2005. At December 31, 2006 and 2005, aggregate debt securities outstanding for the Corporation’s automobile securitization vehicles were $5.2 billion and $4.0 billion, and the Corporation held residual interests which totaled $130 million and $93 million.

At December 31, 2006 and 2005, the Corporation held investment grade securities issued by its securitization vehicles of $3.5 billion (none of which were issued in 2006) and $4.4 billion (including $2.6 billion issued in 2005), which are valued using quoted market prices, in the AFS securities portfolio. At December 31, 2006 and 2005, there were no recognized servicing assets or liabilities associated with any of these securitization transactions.

The Corporation has provided protection on a subset of one consumer finance securitization in the form of a guarantee with a maximum payment of $220 million that will only be paid if over-collateralization is not sufficient to absorb losses and certain other conditions are met. The Corporation projects no payments will be due over the remaining life of the contract, which is less than one year.

Key economic assumptions used in measuring the fair value of certain residual interests that continue to be held by the Corporation (included in Other Assets) in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are disclosed in the following table.

	Credit Card		Consumer Finance (1)
(Dollars in millions)	2006	2005	2006	2005
Carrying amount of residual interests (2)	$ 2,929	$ 203	$ 811	$ 290
Balance of unamortized securitized loans	98,295	2,237	6,153	2,667
Weighted average life to call or maturity (in years)	0.3	0.5	0.3-2.7	0.8
Revolving structures—monthly payment rate	11.2-19.8%	12.1%
Amortizing structures—annual constant prepayment rate:
Fixed rate loans			20.0-25.9%	26.3-28.9%
Adjustable rate loans			32.8-37.1	37.6
Impact on fair value of 10% favorable change	$ 43	$ 2	$ 7	$ 8
Impact on fair value of 25% favorable change	133	3	12	17
Impact on fair value of 10% adverse change	(38)	(2)	(15)	(16)
Impact on fair value of 25% adverse change	(82)	(3)	(23)	(39)
Expected credit losses (3)	3.8-5.8%	4.0-4.3%	4.4-5.9%	3.9-5.6%
Impact on fair value of 10% favorable change	$ 86	$ 3	$ 16	$ 7
Impact on fair value of 25% favorable change	218	8	42	18
Impact on fair value of 10% adverse change	(85)	(3)	(15)	(7)
Impact on fair value of 25% adverse change	(211)	(8)	(36)	(18)
Residual cash flows discount rate (annual rate)	12.5%	12.0%	16.0-30.0%	30.0%
Impact on fair value of 100 bps favorable change	$ 12	$ —	$ 5	$ 5
Impact on fair value of 200 bps favorable change	17	—	11	11
Impact on fair value of 100 bps adverse change	(14)	—	(5)	(5)
Impact on fair value of 200 bps adverse change	(27)	—	(10)	(10)

(1)	Consumer finance includes mortgage loans purchased and securitized in 2006 and originated consumer finance loans that were securitized in 2001, all of which are serviced by third parties.
(2)

Residual interests include interest-only strips, subordinated tranches, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts which are carried at fair value or amounts that approximate fair value. Residual interests in purchased mortgage loans totaling $224 million at December 31, 2006 are classified in Trading Account Assets. Other residual interests are classified in Other Assets.

(3)

Annual rates of expected credit losses are presented for credit card securitizations. Cumulative lifetime rates of expected credit losses (incurred plus projected) are presented for consumer finance securitizations.

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

Static pool net credit losses are considered in determining the value of the retained interests of the consumer finance securitization. Static pool net credit losses include actual losses incurred plus projected credit losses divided by the original balance of each securitization pool. For consumer finance securitizations entered into in 2006, weighted average static pool net credit losses were 5.00 percent for the year ended December 31, 2006. For consumer finance securitizations entered into in 2001, weighted average static pool net credit losses were 5.29 percent for the year ended December 31, 2006, and 5.50 percent for the year ended December 31, 2005.

Principal proceeds from collections reinvested in revolving credit card securitizations were $163.4 billion and $4.5 billion in 2006 and 2005. Contractual credit card servicing fee income totaled $1.9 billion and $97 million in 2006 and 2005. Other cash flows received on retained interests, such as cash flow from interest-only strips, were $6.7 billion and $183 million in 2006 and 2005, for credit card securitizations. Proceeds from collections reinvested in revolving commercial loan securitizations were $4.6 billion and $8.7 billion in 2006 and 2005. Servicing fees and other cash flows received on retained interests, such as cash flows from interest-only strips, were $2 million and $15 million in 2006, and $3 million and $34 million in 2005 for commercial loan securitizations.

The Corporation also reviews its loans and leases portfolio on a managed basis. Managed loans and leases are defined as on-balance sheet Loans and Leases as well as those loans in revolving securitizations and other securitizations where servicing is retained that are undertaken for corporate management purposes, which include credit card, commercial loans, automobile and certain mortgage securitizations. Managed loans and leases exclude originate-to-distribute loans and other loans in securitizations where the Corporation has not retained servicing. New advances on accounts for which previous loan balances were sold to the securitization trusts will be recorded on the Corporation’s Consolidated Balance Sheet after the revolving period of the securitization, which has the effect of increasing Loans and Leases on the Corporation’s Consolidated Balance Sheet and increasing Net Interest Income and charge-offs, with a related reduction in Noninterest Income.

Portfolio balances, delinquency and historical loss amounts of the managed loans and leases portfolio for 2006 and 2005 were as follows:

	December 31, 2006			December 31, 2005 (1)
(Dollars in millions)	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases
Residential mortgage (2)	$245,840	$118	$660	$188,380	$—	$570
Credit card—domestic	142,599	3,828	n/a	60,785	1,217	n/a
Credit card—foreign	27,890	608	n/a	—	—	n/a
Home equity lines	75,197	—	251	62,546	3	117
Direct/Indirect consumer	75,112	493	44	49,544	75	37
Other consumer	9,218	38	77	6,725	15	61
Total consumer	575,856	5,085	1,032	367,980	1,310	785
Commercial—domestic	163,274	265	598	142,447	117	581
Commercial real estate	36,258	78	118	35,766	4	49
Commercial lease financing	21,864	26	42	20,705	15	62
Commercial—foreign	20,681	9	13	21,330	32	34
Total commercial	242,077	378	771	220,248	168	726
Total managed loans and leases	817,933	5,463	1,803	588,228	1,478	1,511
Managed loans in securitizations	(111,443)	(2,407)	(16)	(14,437)	(23)	—
Total held loans and leases	$706,490	$3,056	$1,787	$573,791	$1,455	$1,511

	Year Ended December 31, 2006			Year Ended December 31, 2005 (1)
(Dollars in millions)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (3)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (3)
Residential mortgage	$213,097	$39	0.02%	$179,474	$27	0.02%
Credit card—domestic	138,592	5,395	3.89	59,048	4,086	6.92
Credit card—foreign	24,817	980	3.95	—	—	—
Home equity lines	69,071	51	0.07	56,821	31	0.05
Direct/Indirect consumer	68,227	839	1.23	46,719	248	0.53
Other consumer	10,713	303	2.83	6,908	275	3.99
Total consumer	524,517	7,607	1.45	348,970	4,667	1.34
Commercial—domestic	153,796	367	0.24	130,882	170	0.13
Commercial real estate	36,939	3	0.01	34,304	—	—
Commercial lease financing	20,862	(28)	(0.14)	20,441	231	1.13
Commercial—foreign	23,521	(8)	(0.04)	18,491	(72)	(0.39)
Total commercial	235,118	334	0.14	204,118	329	0.16
Total managed loans and leases	759,635	7,941	1.05	553,088	4,996	0.90
Managed loans in securitizations	(107,218)	(3,402)	3.17	(15,870)	(434)	2.73
Total held loans and leases	$652,417	$4,539	0.70%	$537,218	$4,562	0.85%

(1)

The amounts at and for the year ended December 31, 2005 have been adjusted to include certain mortgage and auto securitizations as these are now included in the Corporation’s definition of managed loans and leases.

(2)

Accruing loans and leases past due 90 days or more represent residential mortgage loans related to repurchases pursuant to our servicing agreements with Government National Mortgage Association mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. In 2005, these loans were recorded in loans held-for-sale and amounted to $161 million.

(3)	The net loss ratio is calculated by dividing managed loans and leases net losses by average managed loans and leases outstanding for each loan and lease category.

Variable Interest Entities

At December 31, 2006 and 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FIN 46R were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings. As of December 31, 2006 and 2005, the Corporation held $10.5 billion and $6.6 billion of assets in these entities, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments would be approximately $12.9 billion and $8.3 billion. In addition, the Corporation had net investments in leveraged lease trusts totaling $8.6 billion and $8.2 billion at December 31, 2006 and 2005. These amounts, which were reflected in Loans and Leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of December 31, 2006 and 2005, the amount of assets of these entities was $3.3 billion and $750 million, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum possible loss exposure would be $1.6 billion and $212 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to or invests in other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at December 31, 2006 and 2005 were approximately $51.9 billion and $36.1 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $136 million and $122 million for the year ended December 31, 2006 and 2005. At December 31, 2006 and 2005, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these VIEs would be approximately $46.0 billion and $30.4 billion, which is net of amounts syndicated.

Management does not believe losses resulting from the Corporation’s involvement with the entities discussed above will be material. See Note 1 of the Consolidated Financial Statements for additional discussion of special purpose financing entities.

NOTE 10 – Goodwill and Intangible Assets

The following table presents allocated Goodwill at December 31, 2006 and 2005 for each business segment and All Other.

	December 31
(Dollars in millions)	2006	2005
Global Consumer and Small Business Banking	$38,760	$18,491
Global Corporate and Investment Banking	21,331	21,292
Global Wealth and Investment Management	5,333	5,333
All Other	238	238
Total	$65,662	$45,354

The gross carrying values and accumulated amortization related to Intangible Assets at December 31, 2006 and 2005 are presented below:

	December 31
	2006		2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,790	$1,159	$977	$450
Core deposit intangibles	3,850	2,396	3,661	1,881
Affinity relationships	1,650	205	—	—
Other intangibles	1,525	633	1,376	489
Total	$13,815	$4,393	$6,014	$2,820

For information on the impact of the MBNA merger, see Note 2 of the Consolidated Financial Statements.

Amortization of Intangibles expense was $1.8 billion, $809 million and $664 million in 2006, 2005 and 2004, respectively. The increase for the year ended December 31, 2006 was primarily due to the MBNA merger. The Corporation estimates the aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $900 million for 2007, 2008, 2009, 2010 and 2011, respectively.

NOTE 11 – Deposits

The Corporation had domestic certificates of deposit of $100 thousand or more totaling $72.5 billion and $47.0 billion at December 31, 2006 and 2005. The Corporation had other domestic time deposits of $100 thousand or more totaling $1.9 billion and $1.4 billion at December 31, 2006 and 2005. Foreign certificates of deposit and other foreign time deposits of $100 thousand or more totaled $62.1 billion and $38.8 billion at December 31, 2006 and 2005.

Time deposits of $100 thousand or more

(Dollars in millions)	Three months or less	Over three months to six months	Over six months to twelve months	Thereafter	Total
Domestic certificates of deposit	$33,540	$14,205	$20,794	$4,006	$72,545
Domestic other time deposits	300	364	399	885	1,948
Foreign certificates of deposit and other time deposits	55,649	4,569	906	971	62,095

At December 31, 2006, the scheduled maturities for total time deposits were as follows:

(Dollars in millions)	Domestic	Foreign	Total
Due in 2007	$154,509	$88,396	$242,905
Due in 2008	7,283	218	7,501
Due in 2009	4,590	—	4,590
Due in 2010	2,179	1	2,180
Due in 2011	807	2	809
Thereafter	959	1,187	2,146
Total	$170,327	$89,804	$260,131

NOTE 12 – Short-term Borrowings and Long-term Debt

Short-term Borrowings

Bank of America Corporation and certain other subsidiaries issue commercial paper in order to meet short-term funding needs. Commercial paper outstanding at December 31, 2006 was $41.2 billion compared to $25.0 billion at December 31, 2005.

Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $24.5 billion at December 31, 2006, compared to $22.5 billion at December 31, 2005. These short-term bank notes, along with Treasury tax and loan notes, term federal funds purchased and commercial paper, are reflected in Commercial Paper and Other Short-term Borrowings on the Consolidated Balance Sheet.

Long-term Debt

The following table presents the balance of Long-term Debt at December 31, 2006 and 2005 and the related rates and maturity dates at December 31, 2006:

	December 31
(Dollars in millions)	2006	2005
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted average rate of 4.51%, ranging from 0.84% to 7.50%, due 2007 to 2043	$38,587	$36,357
Floating, with a weighted average rate of 4.93%, ranging from 0.72% to 6.78%, due 2007 to 2041	26,695	19,050
Subordinated notes:
Fixed, with a weighted average rate of 6.08%, ranging from 2.94% to 10.20%, due 2007 to 2037	23,896	20,596
Floating, with a weighted average rate of 5.69%, ranging from 5.11% to 5.70% due 2016 to 2019	510	10
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted average rate of 6.77%, ranging from 5.25% to 11.45%, due 2026 to 2055	13,665	10,337
Floating, with a weighted average rate of 6.07%, ranging from 5.92% to 8.72%, due 2027 to 2033	2,203	1,922
Total notes issued by Bank of America Corporation	105,556	88,272
Notes issued by Bank of America, N.A. and other subsidiaries
Senior notes:
Fixed, with a weighted average rate of 5.03%, ranging from 0.93% to 11.30%, due 2007 to 2033	6,450	1,096
Floating, with a weighted average rate of 5.28%, ranging from 3.69% to 6.78%, due 2007 to 2051	22,219	4,985
Subordinated notes:
Fixed, with a weighted average rate of 6.36%, ranging from 5.75% to 7.13%, due 2007 to 2036	4,294	1,871
Floating, with a weighted average rate of 5.63%, ranging from 5.36% to 5.64%, due 2016 to 2019	918	8
Total notes issued by Bank of America, N.A. and other subsidiaries	33,881	7,960
Notes issued by NB Holdings Corporation
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted average rate of 8.02%, ranging from 7.95% to 8.06%, due 2026	515	515
Floating, 6.00%, due 2027	258	258
Total notes issued by NB Holdings Corporation	773	773
Other debt
Advances from the Federal Home Loan Bank of Atlanta
Floating, 5.49%, due 2007	500	2,750
Advances from the Federal Home Loan Bank of New York
Fixed, with a weighted average rate of 6.07%, ranging from 4.00% to 8.29%, due 2007 to 2016	285	296
Advances from the Federal Home Loan Bank of Seattle
Fixed, with a weighted average rate of 6.34%, ranging from 5.40% to 7.42%, due 2007 to 2031	125	578
Floating, with a weighted average rate of 5.33%, ranging from 5.30% to 5.35%, due 2007 to 2008	3,200	—
Advances from the Federal Home Loan Bank of Boston
Fixed, with a weighted average rate of 5.83%, ranging from 1.00% to 7.72%, due 2007 to 2026	146	178
Floating, with a weighted average rate of 5.43%, ranging from 5.30% to 5.50%, due 2008 to 2009	1,500	—
Other	34	41
Total other debt	5,790	3,843
Total long-term debt	$146,000	$100,848

The majority of the floating rates are based on three- and six-month London InterBank Offered Rates (LIBOR). Bank of America Corporation and Bank of America, N.A. maintain various domestic and international debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2006 and 2005, the amount of foreign currency denominated debt translated into U.S. dollars included in total long-term debt was $37.8 billion and $23.1 billion. Foreign currency contracts are used to convert certain foreign currency denominated debt into U.S. dollars.

At December 31, 2006 and 2005, Bank of America Corporation was authorized to issue approximately $58.1 billion and $27.0 billion of additional corporate debt and other securities under its existing shelf registration statements. At December 31, 2006 and 2005, Bank of America, N.A. was authorized to issue approximately $30.8 billion and $9.5 billion of bank notes and Euro medium-term notes.

The weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect at December 31, 2006) were 5.32 percent, 5.41 percent and 5.18 percent, respectively, at December 31, 2006 and (based on the rates in effect at December 31, 2005) were 5.22 percent, 5.53 percent and 4.31 percent, respectively, at December 31, 2005. These obligations were denominated primarily in U.S. dollars.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2006 are as follows:

(Dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Bank of America Corporation	$4,377	$11,031	$15,260	$11,585	$7,943	$55,360	$105,556
Bank of America, N.A. and other subsidiaries	11,158	13,279	1,705	871	162	6,706	33,881
NB Holdings Corporation	—	—	—	—	—	773	773
Other	1,659	2,668	1,019	234	4	206	5,790
Total	$17,194	$26,978	$17,984	$12,690	$8,109	$63,045	$146,000

Trust Preferred Securities

Trust preferred securities (Trust Securities) are issued by the trust companies (the Trusts), which are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts are Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes). The Trusts are 100 percent owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the Long-term Debt table on the previous page. See Note 15 of the Consolidated Financial Statements for a discussion regarding the treatment for regulatory capital purposes of the Trust Securities.

At December 31, 2006, the Corporation had 38 Trusts which have issued Trust Securities to the public. Certain of the Trust Securities were issued at a discount and may be redeemed prior to maturity at the option of the Corporation. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each issue of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Corporation’s ability to pay dividends on its common and preferred stock will be restricted.

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

The following table is a summary of the outstanding Trust Securities and the Notes at December 31, 2006 as originated by Bank of America Corporation and the predecessor banks.

(Dollars in millions) Issuer	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Notes	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
Bank of America
Capital Trust I	December 2001	$575	$593	December 2031	7.00%	3/15,6/15,9/15,12/15	On or after 12/15/06
Capital Trust II	January 2002	900	928	February 2032	7.00	2/1, 5/1,8/1,11/1	On or after 2/01/07
Capital Trust III	August 2002	500	516	August 2032	7.00	2/15, 5/15,8/15,11/15	On or after 8/15/07
Capital Trust IV	April 2003	375	387	May 2033	5.88	2/1, 5/1,8/1,11/1	On or after 5/01/08
Capital Trust V	November 2004	518	534	November 2034	6.00	2/3, 5/3,8/3,11/3	On or after 11/03/09
Capital Trust VI	March 2005	1,000	1,031	March 2035	5.63	3/8,9/8	Any time
Capital Trust VII	August 2005	1,665	1,717	August 2035	5.25	2/10,8/10	Any time
Capital Trust VIII	August 2005	530	546	August 2035	6.00	2/25,5/25,8/25,11/25	On or after 8/25/10
Capital Trust X	March 2006	900	928	March 2055	6.25	3/29,6/29,9/29,12/29	On or after 3/29/11
Capital Trust XI	May 2006	1,000	1,031	May 2036	6.63	5/23,11/23	Any time
Capital Trust XII	August 2006	863	890	August 2055	6.88	2/2,5/2,8/2,11/2	On or after 8/02/11
NationsBank
Capital Trust II	December 1996	365	376	December 2026	7.83	6/15,12/15	On or after 12/15/06
Capital Trust III	February 1997	500	515	January 2027	3-mo. LIBOR +55 bps	1/15,4/15,7/15,10/15	On or after 1/15/07
Capital Trust IV	April 1997	500	515	April 2027	8.25	4/15,10/15	On or after 4/15/07
BankAmerica
Institutional Capital A	November 1996	450	464	December 2026	8.07	6/30,12/31	On or after 12/31/06
Institutional Capital B	November 1996	300	309	December 2026	7.70	6/30,12/31	On or after 12/31/06
Capital II	December 1996	450	464	December 2026	8.00	6/15,12/15	On or after 12/15/06
Capital III	January 1997	400	412	January 2027	3-mo. LIBOR +57 bps	1/15,4/15, 7/15,10/15	On or after 1/15/02
Barnett
Capital I	November 1996	300	309	December 2026	8.06	6/1,12/1	On or after 12/01/06
Capital II	December 1996	200	206	December 2026	7.95	6/1,12/1	On or after 12/01/06
Capital III	January 1997	250	258	February 2027	3-mo. LIBOR +62.5 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Fleet
Capital Trust II	December 1996	250	258	December 2026	7.92	6/15,12/15	On or after 12/15/06
Capital Trust V	December 1998	250	258	December 2028	3-mo. LIBOR +100 bps	3/18, 6/18,9/18, 12/18	On or after 12/18/03
Capital Trust VIII	March 2002	534	550	March 2032	7.20	3/15, 6/15,9/15,12/15	On or after 3/08/07
Capital Trust IX	July 2003	175	180	August 2033	6.00	2/1, 5/1,8/1,11/1	On or after 7/31/08
BankBoston
Capital Trust I	November 1996	250	258	December 2026	8.25	6/15,12/15	On or after 12/15/06
Capital Trust II	December 1996	250	258	December 2026	7.75	6/15,12/15	On or after 12/15/06
Capital Trust III	June 1997	250	258	June 2027	3-mo. LIBOR +75 bps	3/15, 6/15,9/15,12/15	On or after 6/15/07
Capital Trust IV	June 1998	250	258	June 2028	3-mo. LIBOR +60 bps	3/8, 6/8,9/8,12/8	On or after 6/08/03
Summit
Capital Trust I	March 1997	150	155	March 2027	8.40	3/15,9/15	On or after 3/15/07
Progress
Capital Trust I	June 1997	9	9	June 2027	10.50	6/1,12/1	On or after 6/01/07
Capital Trust II	July 2000	6	6	July 2030	11.45	1/19,7/19	On or after 7/19/10
Capital Trust III	November 2002	10	10	November 2032	3-mo. LIBOR +335 bps	2/15,5/15,8/15,11/15	On or after 11/15/07
Capital Trust IV	December 2002	5	5	January 2033	3-mo. LIBOR +335 bps	1/7, 4/7,7/7,10/7	On or after 1/07/08
MBNA
Capital Trust A	December 1996	250	258	December 2026	8.28	6/1,12/1	On or after 12/01/06
Capital Trust B	January 1997	280	289	February 2027	3-mo. LIBOR +80 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust D	June 2002	300	309	October 2032	8.13	1/1,4/1,7/1,10/1	On or after 10/01/07
Capital Trust E	November 2002	200	206	February 2033	8.10	2/15,5/15,8/15,11/15	On or after 2/15/08
Total		$15,960	$16,454

NOTE 13 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $30.5 billion and $30.4 billion at December 31, 2006 and 2005. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at December 31, 2006 and 2005 was $444 million and $458 million. At December 31, 2006, the carrying amount included deferred revenue of $47 million and a reserve for unfunded lending commitments of $397 million. At December 31, 2005, the carrying amount included deferred revenue of $63 million and a reserve for unfunded lending commitments of $395 million.

	December 31
(Dollars in millions)	2006	2005
Loan commitments (1)	$338,205	$271,906
Home equity lines of credit	98,200	78,626
Standby letters of credit and financial guarantees	53,006	48,129
Commercial letters of credit	4,482	5,972
Legally binding commitments	493,893	404,633
Credit card lines (2)	853,592	192,967
Total	$1,347,485	$597,600

(1)	Included at December 31, 2006 and 2005, were equity commitments of $2.8 billion and $1.5 billion, related to obligations to further fund equity investments.

(2)	As part of the MBNA merger on January 1, 2006, the Corporation acquired $588.4 billion of unused credit card lines.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

The Corporation issues SBLCs and financial guarantees to support the obligations of its customers to beneficiaries. Additionally, in many cases, the Corporation holds collateral in various forms against these SBLCs. As part of its risk management activities, the Corporation continuously monitors the creditworthiness of the customer as well as SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the SBLC by presenting documents that are in compliance with the letter of credit terms. In that event, the Corporation either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation to the beneficiary up to the full notional amount of the SBLC. The customer is obligated to reimburse the Corporation for any such payment. If the customer fails to pay, the Corporation would, as contractually permitted, liquidate collateral and/or offset accounts.

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

Other Commitments

At December 31, 2006 and 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.6 billion and $9.4 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $193 million and $171 million at December 31, 2006 and 2005.

At December 31, 2006, the Corporation had whole mortgage loan purchase commitments of $8.5 billion, all of which will settle in the first quarter of 2007. At December 31, 2005, the Corporation had whole mortgage loan purchase commitments of $4.0 billion, all of which settled in the first quarter of 2006.

The Corporation has entered into operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.4 billion in 2007, $1.3 billion in 2008, $1.1 billion in 2009, $931 million in 2010, $801 million in 2011, and $6.0 billion for all years thereafter.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period ending June 30, 2010. In 2005, the Corporation purchased $5.0 billion of such loans. In 2006, the Corporation purchased $7.5 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $5.0 billion of such loans for the period July 1, 2006 through June 30, 2007 and up to $10.0 billion in each of the agreement’s next three fiscal years. As of December 31, 2006, the remaining commitment amount was $32.5 billion.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment grade fixed income securities and is intended to cover any shortfall in the event that plan participants withdraw funds when market value is below book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase zero coupon bonds with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2006 and 2005, the notional amount of these guarantees totaled $33.2 billion and $34.0 billion with estimated maturity dates between 2007 and 2036. As of December 31, 2006 and 2005, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2006 and 2005, the notional amount of these guarantees totaled $4.0 billion and $6.5 billion. These guarantees have various maturities ranging from 2007 to 2013. At December 31, 2006 and 2005, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also has written put options on highly rated fixed income securities. Its obligation under these agreements is to buy back the assets at predetermined contractual yields in the event of a severe market disruption in the short-term funding market. These agreements have various maturities ranging from two to five years, and the pre-determined yields are based on the quality of the assets and the structural elements pertaining to the market disruption. The notional amount of these put options was $2.1 billion and $803 million at December 31, 2006 and 2005. Due to the high quality of the assets and various structural protections, management believes that the probability of incurring a loss under these agreements is remote.

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

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $2.0 billion and $1.8 billion at December 31, 2006 and 2005. The estimated maturity dates of these obligations are between 2007 and 2033. The Corporation has made no material payments under these guarantees.

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. In 2006 and 2005, the Corporation processed $377.8 billion and $352.9 billion of transactions and recorded losses as a result of these chargebacks of $20 million and $13 million.

At December 31, 2006 and 2005, the Corporation held as collateral approximately $32 million and $248 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2006 and 2005, the maximum potential exposure totaled approximately $114.5 billion and $118.2 billion.

Within the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in their issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $938 million and $1.1 billion at December 31, 2006 and 2005. Historically, any payments made under this indemnification have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

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

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Corporation cannot state with confidence what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Corporation establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Corporation does not establish reserves. In some of the matters described below, including but not limited to a substantial portion of the Parmalat Finanziaria S.p.A. matters, loss contingencies are not both probable and estimable in the view of management, and, accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, but may be material to the Corporation’s operating results for any particular reporting period.

Adelphia Communications Corporation

Bank of America, N.A. (BANA), Banc of America Securities (BAS), Fleet National Bank and Fleet Securities, Inc. (FSI) are defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors (the Creditors’ Committee) on behalf of Adelphia and Adelphia as co-plaintiffs that had been pending in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The lawsuit names over 400 defendants and asserts over 50 claims under federal statutes, including the Bank Holding Company Act, state common law, and various provisions of the Bankruptcy Code. The plaintiffs seek avoidance and recovery of payments, equitable subordination, disallowance and re-characterization of claims, and recovery of damages in an unspecified amount. The Official Committee of Equity Security Holders of Adelphia intervened in this proceeding and filed its own complaint, which is similar to the unsecured creditors’ committee complaint and also asserts claims under RICO and additional state law theories. BANA, BAS and FSI have filed motions to dismiss both complaints. On February 9, 2006, the U.S. District Court for the Southern District of New York overseeing the Adelphia securities litigation granted the motions of the adversary defendants to withdraw the adversary proceeding from the Bankruptcy Court, except with respect to the pending motions to dismiss. On January 5, 2007, the Bankruptcy Court entered an order confirming a plan of reorganization of Adelphia and its subsidiaries, which provides that, effective on February 13, 2007, the adversary proceeding will be transferred to a liquidating trust created under the plan.

In re Initial Public Offering Securities

Beginning in 2001, Robertson Stephens, Inc. (an investment banking subsidiary of FleetBoston that ceased operations during 2002), BAS, other underwriters, and various issuers and others, were named as defendants in certain of the 309 purported class actions that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. The plaintiffs contend that the defendants failed to make certain required disclosures and manipulated prices of IPO securities through, among other things, alleged agreements with institutional investors receiving allocations to purchase additional shares in the aftermarket and seek unspecified damages. On October 13, 2004, the district court granted in part and denied in part plaintiffs’ motions to certify as class actions six of the 309 cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) reversed the district court’s class certification order. The plaintiffs have petitioned the Second Circuit to reconsider its ruling. That petition is pending. The district court stayed all proceedings pending a decision on the petition.

On February 15, 2005, the district court conditionally approved a settlement between the plaintiffs and many of the issuer defendants, in which the issuer defendants guaranteed that the plaintiffs will receive at least $1 billion in the settled actions.

The district court has deferred a final ruling on this settlement until the Second Circuit decides whether it will reconsider its December 5, 2006 class certification ruling.

Robertson Stephens, Inc. and other underwriters also have been named as defendants in putative class action lawsuits filed in the U.S. District Court for the Southern District of New York under the federal antitrust laws alleging that the underwriters conspired to manipulate the aftermarkets for IPO securities and to extract anticompetitive fees in connection with IPOs. The complaints seek declaratory relief and unspecified treble damages. On September 28, 2005, the Second Circuit reversed the district court’s dismissal of these cases, remanding them to the district court for further proceedings. On December 7, 2006, the U.S. Supreme Court granted the underwriters’ petition seeking review of the Second Circuit’s decision.

Interchange Antitrust Litigation

The Corporation and certain of its subsidiaries are defendants in actions filed on behalf of a putative class of retail merchants that accept Visa and MasterCard payment cards. The first of these actions was filed in June 2005. On April 24, 2006, putative class plaintiffs filed a First Consolidated and Amended Class Action Complaint. Plaintiffs therein allege that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws. On May 22, 2006, the putative class plaintiffs filed a supplemental complaint against many of the same defendants, including the Corporation and certain of its subsidiaries, alleging additional federal antitrust claims and a fraudulent conveyance claim under New York Debtor and Creditor Law, all arising out of MasterCard’s 2006 initial public offering. The putative class plaintiffs seek unspecified treble damages and injunctive relief. Additional defendants in the putative class actions include Visa, MasterCard, and other financial institutions.

The putative class actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with additional, individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation. Motions to dismiss portions of the First Consolidated and Amended Class Action Complaint and the supplemental complaint are pending.

Miller

On August 13, 1998, a predecessor of BANA was named as a defendant in a class action filed in Superior Court of California, County of San Francisco, entitled Paul J. Miller v. Bank of America, N.A., challenging its practice of debiting accounts that received, by direct deposit, governmental benefits to repay fees incurred in those accounts. The action alleges, among other claims, fraud, negligent misrepresentation and other violations of California law. On October 16, 2001, a class was certified consisting of more than one million California residents who have, had or will have, at any time after August 13, 1994, a deposit account with BANA into which payments of public benefits are or have been directly deposited by the government. The case proceeded to trial on January 20, 2004.

On March 4, 2005, the trial court entered a judgment that purported to award the plaintiff class restitution in the amount of $284 million, plus attorneys’ fees, and provided that class members whose accounts were assessed an insufficient funds fee in violation of law suffered substantial emotional or economic harm and, therefore, are entitled to an additional $1,000 statutory penalty. The judgment also purported to enjoin BANA, among other things, from engaging in the account balancing practices at issue. On November 22, 2005, the California Court of Appeal granted BANA’s request to stay the judgment, including the injunction, pending appeal.

On November 20, 2006, the California Court of Appeal reversed the judgment in its entirety, holding that BANA’s practice did not constitute a violation of California law. On December 14, 2006, the California Court of Appeal denied plaintiff’s petition for rehearing. Plaintiff has petitioned for review in the California Supreme Court.

Municipal Derivatives Matters

The Antitrust Division of the U.S. Department of Justice (DOJ), the SEC, and the Internal Revenue Service (IRS) are investigating possible anticompetitive bidding practices in the municipal derivatives industry involving various parties, including BANA, from the early 1990s to date. The activities at issue in these industry-wide government investigations concern the bidding process for municipal derivatives that are offered to states, municipalities and other issuers of tax-exempt bonds. The Corporation has cooperated, and continues to cooperate, with the DOJ, the SEC and the IRS.

On January 11, 2007, the Corporation entered into a Corporate Conditional Leniency Letter (the Letter) with DOJ. Under the Letter and subject to the Corporation’s continuing cooperation, DOJ will not bring any criminal antitrust prosecution against the Corporation in connection with the matters that the Corporation reported to DOJ. Subject to satisfying DOJ and the court presiding over any civil litigation of the Corporation’s cooperation, the Corporation is eligible for (i) a limit on liability to single, rather than treble, damages in any related civil antitrust actions, and (ii) relief from joint and several antitrust liability with other civil defendants. No such civil actions have been filed to date, but no assurances can be given that such actions will not be filed.

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

In July 2004, the Italian Ministry of Production Activities approved the Extraordinary Commissioner’s restructuring plan, as amended, for the Parmalat group companies that are included in the Italian extraordinary administration proceeding. This plan was approved by the voting creditors and the Court of Parma, Italy in October of 2005.

Litigation and investigations relating to Parmalat are pending in both Italy and the United States, and the Corporation is responding to inquiries concerning Parmalat from regulatory and law enforcement authorities in Italy and the United States.

Proceedings in Italy

On May 26, 2004, The Public Prosecutor’s Office for the Court of Milan, Italy filed criminal charges against Luca Sala, Luis Moncada, and Antonio Luzi, three former employees, alleging the crime of market manipulation in connection with a press release issued by Parmalat. The Public Prosecutor’s Office also filed a related charge against the Corporation asserting administrative liability based on an alleged failure to maintain an organizational model sufficient to prevent the alleged criminal activities of its former employees. Preliminary hearings have begun on this administrative charge and trial is expected to begin in the first quarter of 2007.

The main trial of the market manipulation charges against Messrs. Luzi, Moncada, and Sala began in the Court of Milan, Italy on September 28, 2005. Hearing dates in this trial are currently set through July 2007. The Corporation is participating in this trial as a party that has been damaged by the alleged actions of defendants other than its former employees, including former Parmalat officials. Additionally, pursuant to a December 19, 2005 court ruling, other third parties are participating in the trial who claim damages against BANA as a result of the alleged criminal violations of the Corporation’s former employees and other defendants.

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

Proceedings in the United States

On March 5, 2004, a First Amended Complaint was filed in a securities action pending in the U.S. District Court for the Southern District of New York entitled Southern Alaska Carpenters Pension Fund et al. v. Bonlat Financing Corporation et al., which names the Corporation as a defendant. The action is brought on behalf of a putative class of purchasers of Parmalat securities and alleges violations of the federal securities laws against the Corporation and certain affiliates. After the court dismissed the initial complaint as to the Corporation, BANA and Banc of America Securities Limited (BASL), plaintiff filed a Second Amended Complaint, which seeks unspecified damages. Following the Corporation’s motion to dismiss the Second Amended Complaint, the court granted the Corporation’s motion to dismiss in part, allowing the plaintiff to proceed on claims with respect to two transactions entered into between the Corporation and Parmalat. The Corporation has filed an answer to the Second Amended Complaint. The putative class plaintiffs filed a motion for class certification on

September 21, 2006, which remains pending. The Corporation also filed on October 10, 2006 a motion to dismiss the claims of foreign purchaser plaintiffs for lack of subject matter jurisdiction.

On October 7, 2004, Enrico Bondi filed an action in the U.S. District Court for the Western District of North Carolina on behalf of Parmalat and its shareholders and creditors against the Corporation and various related entities, entitled Dr. Enrico Bondi, Extraordinary Commissioner of Parmalat Finanziaria, S.p.A., et al. v. Bank of America Corporation, et al. (the Bondi Action). The complaint alleged federal and state RICO claims and various state law claims, including fraud. The complaint sought damages in excess of $10 billion. The Bondi Action was transferred to the U.S. District Court for the Southern District of New York for coordinated pre-trial purposes with the putative class actions and other related cases against non-Bank of America defendants under the caption In re Parmalat Securities Litigation.

On August 5, 2005, the U.S. District Court for the Southern District of New York granted the Corporation’s motion to dismiss the Bondi Action in part, dismissing ten of the twelve counts. After the plaintiff’s filing of a First Amended Complaint and the Corporation’s motion to dismiss such complaint, the court granted the Corporation’s motion to dismiss in part, allowing the plaintiff to proceed on the previously dismissed federal and state RICO claims with respect to three transactions entered into between the Corporation and Parmalat. The Corporation has filed an answer and counterclaims (the Bank of America Counterclaims) seeking damages against Parmalat and a number of its subsidiaries and affiliates as compensation for financial losses and other damages suffered. Parmalat filed a motion to dismiss certain of the Bank of America Counterclaims, and that motion is pending. On November 21, 2006, Parmalat filed a motion to amend the First Amended Complaint to add a claim of breach of fiduciary duty by the Corporation to Parmalat. That motion is pending.

On November 23, 2005, the Official Liquidators of Food Holdings Ltd. and Dairy Holdings Ltd., two entities in liquidation proceedings in the Cayman Islands, filed a complaint against the Corporation and several related entities in the U.S. District Court for the Southern District of New York, entitled Food Holdings Ltd., et al. v. Bank of America Corp., et al, (the Food Holdings Action). Also on November 23, 2005, the Provisional Liquidators of Parmalat Capital Finance Ltd. (who are also the liquidators in the Food Holdings Action), filed a complaint against the Corporation and several related entities in North Carolina state court for Mecklenburg County, entitled Parmalat Capital Finance Limited v. Bank of America Corp., et al. (the PCFL Action). Both actions have been consolidated for pretrial purposes with the other pending actions in the In Re Parmalat Securities Litigation matter. The Food Holdings Action alleges that the Corporation and other defendants conspired with Parmalat in carrying out transactions involving the plaintiffs in connection with the funding of Parmalat’s Brazilian entities, and it asserts claims for fraud, breach of fiduciary duty, civil conspiracy and other related claims. The complaint seeks damages in excess of $400 million. The PCFL Action alleges that the Corporation and other defendants conspired with Parmalat insiders to loot and divert monies from PCFL, and it asserts claims for breach of fiduciary duty, civil conspiracy and other related claims. PCFL seeks “hundreds of millions of dollars” in damages. The Corporation has moved to dismiss both actions. The motions are pending.

Certain purchasers of Parmalat-related private placement offerings have filed complaints against the Corporation and various related entities in the following actions: Principal Global Investors, LLC, et al. v. Bank of America Corporation, et al. in the U.S. District Court for the Southern District of Iowa; Monumental Life Insurance Company, et al. v. Bank of America Corporation, et al. in the U.S. District Court for the Northern District of Iowa; Prudential Insurance Company of America and Hartford Life Insurance Company v. Bank of America Corporation, et al. in the U.S. District Court for the Northern District of Illinois; Allstate Life Insurance Company v. Bank of America Corporation, et al. in the U.S. District Court for the Northern District of Illinois; Hartford Life Insurance v. Bank of America Corporation, et al. in the U.S. District Court for the Southern District of New York; and John Hancock Life Insurance Company, et al. v. Bank of America Corporation et al. in the U.S. District Court for the District of Massachusetts. The actions variously allege violations of federal and state securities law and state common law, and seek rescission and unspecified damages based upon the Corporation’s and related entities’ alleged roles in certain private placement offerings issued by Parmalat-related companies. Except for the John Hancock Life Insurance case, the most recently filed matter, the cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated pre-trial purposes with the In re Parmalat Securities Litigation matter. The plaintiffs seek rescission and unspecified damages resulting from alleged purchases of approximately $305 million in private placement instruments. In addition to claims relating to private placement transactions, the John Hancock Life Insurance case also claims damages relating to a separate Eurobond investment alleged in the amount of $25 million.

On January 18, 2006, Gerald K. Smith, in his capacity as Trustee of Farmland Dairies LLC Litigation Trust, filed a complaint against the Corporation, BANA, BAS, BASL, Bank of America National Trust & Savings Association and

BankAmerica International Limited, as well as other financial institutions and accounting firms, in the U.S. District Court for the Southern District of New York, entitled Gerald K. Smith, Litigation Trustee v. Bank of America Corporation, et al. (the Farmland Action). Prior to bankruptcy restructuring, Farmland Dairies LLC was a wholly-owned subsidiary of Parmalat USA Corporation, which was a wholly-owned subsidiary of Parmalat SpA. The Farmland Action asserts claims of aiding and abetting, breach of fiduciary duty, civil conspiracy and related claims against the Bank of America defendants and other defendants. The plaintiff seeks unspecified damages. On February 23, 2006, the plaintiff filed its First Amended Complaint, which was dismissed on August 16, 2006, with leave to file a Second Amended Complaint, which plaintiff filed on September 8, 2006. The Corporation has moved to dismiss the Second Amended Complaint.

On April 21, 2006, the Plan Administrator of the Plan of Liquidation of Parmalat-USA Corporation filed a complaint in the U.S. District Court for the Southern District of New York against the Corporation and certain of its subsidiaries, as well as other financial institutions and accounting firms entitled G. Peter Pappas in his capacity as the Plan Administrator of the Plan of Liquidation of Parmalat-USA Corporation v. Bank of America Corporation, et al. (the Parmalat USA Action). The Parmalat USA Action asserts claims of aiding and abetting, breach of fiduciary duty, civil conspiracy and related claims against the Bank of America defendants and other defendants. The plaintiff seeks unspecified damages. The Corporation has moved to dismiss the Parmalat USA Action. The motion is pending.

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

The complaint alleges the defendants violated various provisions of ERISA, including that the design of The Bank of America Pension Plan violated ERISA’s defined benefit pension plan standards and that such plan’s definition of normal retirement age is invalid. In addition, the complaint alleges age discrimination in the design and operation of The Bank of America Pension Plan, unlawful lump sum benefit calculation, violation of ERISA’s “anti-backloading” rule, that certain voluntary transfers of assets by participants in The Bank of America 401(k) Plan to The Bank of America Pension Plan violated ERISA, and other related claims. The complaint alleges that current and former participants in these plans are entitled to greater benefits and seeks declaratory relief, monetary relief in an unspecified amount, equitable relief, including an order reforming The Bank of America Pension Plan, attorneys’ fees and interest.

On September 25, 2005, defendants moved to dismiss the complaint. On December 1, 2005, the named plaintiffs moved to certify classes consisting of, among others, (i) all persons who accrued or who are currently accruing benefits under The Bank of America Pension Plan and (ii) all persons who elected to have amounts representing their account balances under The Bank of America 401(k) Plan transferred to The Bank of America Pension Plan. The motion to dismiss and the motion for class certification are pending.

The IRS is conducting an audit of the 1998 and 1999 tax returns of The Bank of America Pension Plan and The Bank of America 401(k) Plan. This audit includes a review of voluntary transfers by participants of 401(k) Plan assets to The Bank of America Pension Plan and whether such transfers were in accordance with applicable law. In December 2005, the Corporation received a Technical Advice Memorandum from the National Office of the IRS that concluded that the amendments made to The Bank of America 401(k) Plan in 1998 to permit the voluntary transfers to The Bank of America Pension Plan violated the anti-cutback rule of Section 411(d)(6) of the Internal Revenue Code. In November 2006, the Corporation received another Technical Advice Memorandum denying the Corporation’s request that the conclusion reached in the first Technical Advice Memorandum be applied prospectively only. The Corporation continues to participate in administrative proceedings with the IRS regarding issues raised in the audit.

On September 29, 2004, a separate putative class action, entitled Donna C. Richards v. FleetBoston Financial Corp. and the FleetBoston Financial Pension Plan (Fleet Pension Plan), was filed in the U.S. District Court for the District of

Connecticut on behalf of all former and current Fleet employees who on December 31, 1996, were not at least age 50 with 15 years of vesting service and who participated in the Fleet Pension Plan before January 1, 1997, and who have participated in the Fleet Pension Plan at any time since January 1, 1997. The complaint alleged that FleetBoston or its predecessor violated ERISA by amending the Fleet Financial Group, Inc. Pension Plan (a predecessor to the Fleet Pension Plan) to add a cash balance benefit formula without notifying participants that the amendment reduced their plan benefits, by conditioning the amount of benefits payable under the Fleet Pension Plan upon the form of benefit elected, by reducing the rate of benefit accruals on account of age, and by failing to inform participants of the correct amount of their pensions and related claims. The complaint also alleged violation of the “anti-backloading” rule of ERISA. The complaint sought equitable and remedial relief, including a declaration that the amendment was ineffective, additional unspecified benefit payments, attorneys’ fees and interest.

On March 31, 2006, the court certified a class with respect to plaintiff’s claims that (i) the cash balance benefit formula reduces the rate of benefit accrual on account of age, (ii) the participants did not receive proper notice of the alleged reduction of future benefit accrual, and (iii) the summary plan description was not adequate. Plaintiff filed an amended complaint realleging the three claims as to which a class was certified and amending two claims the court had dismissed, and defendants moved to dismiss plaintiff’s amended claims. The court dismissed plaintiff’s amended anti-backloading claim and a portion of the plaintiff’s amended breach of fiduciary duty claim. The court subsequently certified a class as to the portions of plaintiff’s breach of fiduciary duty claim that were not dismissed. On December 12, 2006, plaintiff filed a second amended complaint adding new allegations to the breach of fiduciary duty and summary plan description claims, and a new claim alleging that the Fleet Pension Plan violated ERISA in calculating lump-sum distributions. On December 22, 2006, plaintiff filed a motion to extend class certification to the new allegations and claim in the second amended complaint.

Refco

Beginning in October 2005, BAS was named as a defendant in several putative class action lawsuits filed in the U.S. District Court for the Southern District of New York relating to Refco Inc. (Refco). The lawsuits, which have been consolidated and seek unspecified damages, name as other defendants Refco’s outside auditors, certain officers and directors of Refco, other financial services companies, and other individuals and companies. The lawsuits allege violations of the disclosure requirements of the federal securities laws in connection with Refco’s senior subordinated notes offering in August 2004 and Refco’s initial public offering in August 2005. BAS and certain other underwriter defendants have moved to dismiss the claims relating to the notes offering. BAS is also responding to various regulatory inquiries relating to Refco.

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

NOTE 14 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The following table presents share repurchase activity for the three months and years ended December 31, 2006, 2005 and 2004, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Share Repurchase Activity

	Number of Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price	Remaining Buyback Authority under Announced Programs (2)
(Dollars in millions, except per share information; shares in thousands)			Amounts	Shares
Three months ended March 31, 2006	88,450	$46.02	$5,847	65,738
Three months ended June 30, 2006	83,050	48.16	11,169	182,688
Three months ended September 30, 2006	59,500	51.51	8,104	123,188
October 1-31, 2006	16,000	53.82	7,243	107,188
November 1-30, 2006	22,100	54.33	6,042	85,088
December 1-31, 2006	22,000	53.16	4,873	63,088
Three months ended December 31, 2006	60,100	53.77
Year ended December 31, 2006	291,100	49.35

	Number of Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price	Remaining Buyback Authority under Announced Programs (2)
(Dollars in millions, except per share information; shares in thousands)			Amounts	Shares
Three months ended March 31, 2005	43,214	$46.05	$14,688	237,411
Three months ended June 30, 2005	40,300	45.38	11,865	197,111
Three months ended September 30, 2005	10,673	43.32	11,403	186,438
October 1-31, 2005	—	—	11,403	186,438
November 1-30, 2005	11,550	45.38	10,879	174,888
December 1-31, 2005	20,700	46.42	9,918	154,188
Three months ended December 31, 2005	32,250	46.05
Year ended December 31, 2005	126,437	45.61

	Number of Common Shares Repurchased under Announced Programs (4)	Weighted Average Per Share Price	Remaining Buyback Authority under Announced Programs (2)
(Dollars in millions, except per share information; shares in thousands)			Amounts	Shares
Three months ended March 31, 2004	24,306	$40.03	$12,378	204,178
Three months ended June 30, 2004	49,060	41.07	7,978	155,118
Three months ended September 30, 2004	40,430	43.56	6,217	114,688
October 1-31, 2004	16,102	44.24	5,505	98,586
November 1-30, 2004	11,673	45.84	4,969	86,913
December 1-31, 2004	6,288	46.32	4,678	80,625
Three months ended December 31, 2004	34,063	45.17
Year ended December 31, 2004	147,859	42.52

(1)

Reduced Shareholders’ Equity by $14.4 billion and increased diluted earnings per common share by $0.10 in 2006. These repurchases were partially offset by the issuance of approximately 118.4 million shares of common stock under employee plans, which increased Shareholders’ Equity by $4.8 billion, net of $39 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.05 in 2006.

(2)

On April 26, 2006, our Board of Directors (the Board) authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 12 to 18 months. On March 22, 2005, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months. This repurchase plan was completed during the second quarter of 2006. On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion. This repurchase plan was completed during the second quarter of 2005. On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004.

(3)

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

(4)

Reduced Shareholders’ Equity by $6.3 billion and increased diluted earnings per common share by $0.06 in 2004. These repurchases were partially offset by the issuance of approximately 121.1 million shares of common stock under employee plans, which increased Shareholders’ Equity by $3.9 billion, net of $127 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.06 in 2004.

The Corporation will continue to repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. The Corporation expects to continue to repurchase a number of shares of common stock at least equal to any shares issued under the Corporation’s employee stock plans.

Effective for the third quarter dividend, the Board increased the quarterly cash dividend on common stock from $0.50 to $0.56. In October 2006, the Board declared a fourth quarter cash dividend, which was paid on December 22, 2006 to common shareholders of record on December 1, 2006.

Preferred Stock

In November 2006, the Corporation authorized 85,100 shares and issued 81,000 shares, or $2.0 billion, of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) with a par value of $0.01 per share. Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series E Preferred Stock at an annual rate equal to the greater of (a) three-month LIBOR plus 0.35 percent and (b) 4.00 percent, payable quarterly in arrears. On any dividend date on or after November 15, 2011, the Corporation may redeem Series E Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends.

In September 2006, the Corporation authorized 34,500 shares and issued 33,000 shares, or $825 million, of Bank of America Corporation 6.204% Non-Cumulative Preferred Stock, Series D (Series D Preferred Stock) with a par value of $0.01 per share. Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of Series D Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series D Preferred Stock at an annual rate of 6.204 percent. On any dividend date on or after September 14, 2011, the Corporation may redeem Series D Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends.

Series E Preferred Stock and Series D Preferred Stock (these Series) shares are not subject to the operations of a sinking fund, have no participation rights and are not convertible. The holders of these Series have no general voting rights. If any quarterly dividend payable on these Series is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders of these Series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these Series for at least four quarterly dividend periods following the dividend arrearage.

During October 2006, the Board declared a $0.38775 regular cash dividend on the Series D Preferred Stock. The dividend was payable December 14, 2006, to shareholders of record on November 30, 2006.

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

Accumulated OCI

The following table presents the changes in Accumulated OCI for 2006, 2005, and 2004, net of tax.

(Dollars in millions)	Securities (1,2)	Derivatives (3)	Other (4)	Total
Balance, December 31, 2003	$(70)	$(2,094)	$(270)	$(2,434)
Net change in fair value recorded in Accumulated OCI	1,088	(294)	(18)	776
Net realized (gains) losses reclassified into earnings (5)	(1,215)	109	—	(1,106)
Balance, December 31, 2004	(197)	(2,279)	(288)	(2,764)
Net change in fair value recorded in Accumulated OCI	(1,907)	(2,225)	48	(4,084)
Net realized (gains) losses reclassified into earnings (5)	(874)	166	—	(708)
Balance, December 31, 2005	(2,978)	(4,338)	(240)	(7,556)
Net change in fair value recorded in Accumulated OCI	465	534	(1,091)	(92)
Net realized (gains) losses reclassified into earnings (5)	(220)	107	50	(63)
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,281)	$(7,711)

(1)

In 2006, 2005, and 2004, the Corporation reclassified net realized (gains) losses into earnings on the sales of AFS debt securities of $279 million, $(683) million, and $(1.1) billion, respectively, and (gains) losses on the sales of AFS marketable equity securities of $(499) million, $(191) million, and $(129) million, respectively.

(2)	Accumulated OCI includes fair value gain of $135 million on certain retained interests in the Corporation’s securitization transactions at December 31, 2006.

(3)

The amount included in Accumulated OCI for terminated derivative contracts were losses of $3.2 billion and $2.5 billion, net-of-tax, at December 31, 2006 and 2005, and gains of $143 million, net-of-tax, at December 31, 2004.

(4)	At December 31, 2006, Accumulated OCI includes the accumulated adjustment to initially apply FASB Statement No. 158 of $(1,428) million.

(5)

Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same year or years during which the hedged forecasted transactions affect earnings. This line item also includes gains (losses) on AFS securities. These amounts are reclassified into earnings upon sale of the related security.

Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for 2006, 2005, and 2004 is presented below. See Note 1 of the Consolidated Financial Statements for a discussion on the calculation of earnings per common share.

(Dollars in millions, except per share information; shares in thousands)	2006	2005	2004
Earnings per common share
Net income	$21,133	$16,465	$13,947
Preferred stock dividends	(22)	(18)	(16)
Net income available to common shareholders	$21,111	$16,447	$13,931
Average common shares issued and outstanding	4,526,637	4,008,688	3,758,507
Earnings per common share	$4.66	$4.10	$3.71

Diluted earnings per common share
Net income available to common shareholders	$21,111	$16,447	$13,931
Convertible preferred stock dividends	—	—	2
Net income available to common shareholders and assumed conversions	$21,111	$16,447	$13,933
Average common shares issued and outstanding	4,526,637	4,008,688	3,758,507
Dilutive potential common shares (1, 2)	69,259	59,452	65,436
Total diluted average common shares issued and outstanding	4,595,896	4,068,140	3,823,943
Diluted earnings per common share	$4.59	$4.04	$3.64

(1)

For 2006, 2005 and 2004, average options to purchase 355 thousand, 39 million and 62 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 15 – Regulatory Requirements and Restrictions

The Board of Governors of the Federal Reserve System (FRB) requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balances required by the FRB were $5.6 billion and $6.4 billion for 2006 and 2005. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the FRB amounted to $27 million and $361 million for 2006 and 2005.

The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries Bank of America, N.A. and FIA Card Services, N.A. Effective June 10, 2006, MBNA America Bank, N.A. was renamed FIA Card Services, N.A. Additionally, on October 20, 2006, Bank of America, N.A. (USA) merged into FIA Card Services, N.A. In 2006, Bank of America Corporation received $16.0 billion in dividends from its banking subsidiaries. In 2007, Bank of America, N.A. and FIA Card Services, N.A. can declare and pay dividends to Bank of America Corporation of $11.4 billion and $356 million plus an additional amount equal to their net profits for 2007, as defined by statute, up to the date of any such dividend declaration. The other subsidiary national banks can initiate aggregate dividend payments in 2007 of $68 million plus an additional amount equal to their net profits for 2007, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the Office of the Comptroller of the Currency (OCC) is the subsidiary bank’s net profits for that year combined with its net retained profits, as defined, for the preceding two years.

The FRB, the OCC and the Federal Deposit Insurance Corporation (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2006, the Corporation, Bank of America, N.A. and FIA Card Services, N.A. were classified as “well-capitalized” under this regulatory framework. At December 31, 2005, the Corporation, Bank of America N.A. and Bank of America. N.A. (USA) were also classified as “well-capitalized.” There have been no conditions or events since December 31, 2006 that management believes have changed the Corporation’s, Bank of America, N.A.’s and FIA Card Services, N.A.’s capital classifications.

The regulatory capital guidelines measure capital in relation to the credit and market risks of both on and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes Common Shareholders’ Equity, Trust Securities, minority interests and qualifying Preferred Stock, less Goodwill and other adjustments. Tier 2 Capital consists of Preferred Stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. Tier 3 Capital can only be used to satisfy the Corporation’s market risk capital requirement and may not be used to support its credit risk requirement. At December 31, 2006 and 2005, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

Certain corporate sponsored trust companies which issue Trust Securities are not consolidated under FIN 46R. As a result, the Trust Securities are not included on our Consolidated Balance Sheet. On March 1, 2005, the FRB issued Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital (the Final Rule) which allows Trust Securities to continue to qualify as Tier 1 Capital with revised quantitative limits that would be effective after a five-year transition period. As a result, Trust Securities are included in Tier 1 Capital.

The FRB’s Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. At December 31, 2006, our restricted core capital elements comprised 17.3 percent of total core capital elements. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average Total Assets, after certain adjustments. The leverage ratio guidelines establish a minimum of three percent. Banking organizations must maintain a leverage capital ratio of at least five percent to be classified as “well-capitalized.” As of December 31, 2006, the Corporation was classified as “well-capitalized” for regulatory purposes, the highest classification.

Net Unrealized Gains (Losses) on AFS Debt Securities, Net Unrealized Gains on AFS Marketable Equity Securities, Net Unrealized Gains (Losses) on Derivatives, and the impact of SFAS No. 158 included in Shareholders’ Equity at December 31, 2006 and 2005, are excluded from the calculations of Tier 1 Capital and leverage ratios. The Total Capital ratio excludes all of the above with the exception of up to 45 percent of Net Unrealized Gains on AFS Marketable Equity Securities.

Regulatory Capital Developments

On September 25, 2006, the Agencies officially published updates specific to U.S. market implementation of the risk-based capital rules originally published by the Basel Committee of Banking Supervision in June 2004. These updates provided clarification and additional guidance related to the rules and their implementation, as well as started an official comment period, which was subsequently extended in December 2006 for an additional 90 days.

Several of our international units have begun local parallel implementation reporting Basel II ratios to their host countries during 2006, with full implementation expected during 2007. With the recently published updates, revised market risk rules are scheduled to be fully implemented in 2008, while credit and operational risk rules are subject to a parallel test period, supervisory approval and subsequent implementation. During the parallel testing environment, current regulatory capital measures will be utilized simultaneously with the new rules. During the three-year implementation period, the U.S. will impose floors (limits) on capital reductions when compared to current measures.

Regulatory Capital

	December 31
	2006			2005
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.64%	$91,064	$42,181	8.25%	$74,375	$36,059
Bank of America, N.A.	8.89	76,174	34,264	8.70	69,547	31,987
FIA Card Services, N.A. (2)	14.08	19,562	5,558	—	—	—
Bank of America, N.A. (USA) (3)	—	—	—	8.66	5,567	2,570

Total
Bank of America Corporation	11.88	125,226	84,363	11.08	99,901	72,118
Bank of America, N.A.	11.19	95,867	68,529	10.73	85,773	63,973
FIA Card Services, N.A. (2)	17.02	23,648	11,117	—	—	—
Bank of America, N.A. (USA) (3)	—	—	—	11.46	7,361	5,140

Tier 1 Leverage
Bank of America Corporation	6.36	91,064	42,935	5.91	74,375	37,732
Bank of America, N.A.	6.63	76,174	34,487	6.69	69,547	31,192
FIA Card Services, N.A. (2)	16.88	19,562	3,478	—	—	—
Bank of America, N.A. (USA) (3)	—	—	—	9.37	5,567	1,783

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)	FIA Card Services, N.A. is presented for periods subsequent to December 31, 2005.
(3)	Bank of America, N.A. (USA) merged into FIA Card Services, N.A. on October 20, 2006.

NOTE 16 – Employee Benefit Plans

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

As a result of recent mergers, the Corporation assumed the obligations related to the pension plans of former FleetBoston and MBNA. The Bank of America Pension Plan for Legacy Fleet (the Fleet Pension Plan) is substantially similar to the Bank of America Plan discussed above; however, the Fleet Pension Plan does not allow participants to select various earnings measures; rather the earnings rate is based on a benchmark rate. The Bank of America Pension Plan for Legacy MBNA (the MBNA Pension Plan) retirement benefits are based on the number of years of benefit service and a percentage of the participant’s average annual compensation during the five highest paid consecutive years of their last ten years of employment.

The Corporation sponsors a number of noncontributory, nonqualified pension plans. As a result of mergers, the Corporation assumed the obligations related to the noncontributory, nonqualified pension plans of former FleetBoston and MBNA. These plans, which are unfunded, provide defined pension benefits to certain employees.

In addition to retirement pension benefits, full-time, salaried employees and certain part-time employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corporation. Based on the other provisions of the individual plans, certain retirees may also have the cost of these benefits partially paid by the Corporation. The obligations assumed as a result of the merger with FleetBoston are substantially similar to the Corporation’s Postretirement Health and Life Plans. The MBNA Postretirement Health and Life Plan provides certain health care and life insurance benefits for a closed group upon early retirement.

The tables within this Note include the information related to the MBNA plans described above beginning January 1, 2006 and the FleetBoston plans beginning April 1, 2004.

On December 31, 2006, the Corporation adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated OCI. SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. These amounts were previously netted against the plans’ funded status in the Corporation’s Consolidated Balance Sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of Accumulated OCI. Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.

The incremental effects of adopting the provisions of SFAS 158 on the Corporation’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Corporation’s Consolidated Statement of Income for the year ended December 31, 2006, or for any year presented.

(Dollars in millions)	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets (1)	$121,649	$(1,966)	$119,683
Total assets	1,461,703	(1,966)	1,459,737
Accrued expenses and other liabilities (2)	42,790	(658)	42,132
Total liabilities	1,325,123	(658)	1,324,465
Accumulated OCI (3)	(6,403)	(1,308)	(7,711)
Total shareholders’ equity	136,580	(1,308)	135,272
Total liabilities and shareholders’ equity	1,461,703	(1,966)	1,459,737

(1)	Represents adjustments to plans in an asset position of $(1,966) million.

(2)

Represents adjustments to plans in a liability position of $301 million, the reversal of the additional minimum liability adjustment of $(190) million and an adjustment to deferred tax liabilities of $(769) million.

(3)	Includes employee benefit plan adjustments of $(1,428) million, net of tax, and the reversal of the additional minimum liability adjustment of $120 million, net of tax.

Amounts included in Accumulated OCI (pre-tax) at December 31, 2006 were as follows:

(Dollars in millions)	Qualified Pension Plans	Nonqualified Pension Plans	Postretirement Health and Life Plans	Total
Net actuarial loss	$1,765	$224	$(68)	$1,921
Transition obligation	—	—	189	189
Prior service cost	201	(44)	—	157
Amount recognized in Accumulated OCI (1)	$1,966	$180	$121	$2,267

(1)	Amount recognized in Accumulated OCI net-of-tax is $1,428 million.

The estimated net actuarial loss and prior service cost for the Qualified Pension Plans that will be amortized from Accumulated OCI, (pre-tax), into net periodic benefit cost during 2007 are $130 million and $46 million. The estimated net actuarial loss and prior service cost for the Nonqualified Pension Plans that will be amortized from Accumulated OCI, (pre-tax), into net periodic benefit cost during 2007 are $19 million and $(8) million. The estimated net actuarial loss and transition obligation for the Postretirement Health and Life Plans that will be amortized from Accumulated OCI, (pre-tax), into net periodic benefit cost during 2007 is $(22) million and $31 million.

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2006 and 2005. Amounts recognized at December 31, 2006 and 2005 are reflected in Other Assets, and Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet. The discount rate assumption is based on a cash flow matching technique and is subject to change each year. This technique utilizes a yield curve based upon Aa rated corporate bonds with cash flows that match estimated benefit payments to produce the discount rate assumption. For the Pension Plan, the FleetBoston Pension Plan, and the MBNA Pension Plan, (the Qualified Pension Plans), the Nonqualified Pension Plans, and the Postretirement Health and Life Plans, the discount rate at December 31, 2006, was 5.75 percent. For both the Qualified Pension Plans and the Postretirement Health and Life Plans, the expected long-term return on plan assets is 8.00 percent for 2007. The expected return on plan assets is determined using the calculated market-related value for the Qualified Pension Plans and the fair value for the Postretirement Health and Life Plans. The asset valuation method for the Qualified Pension Plans recognizes 60 percent of the market gains or losses in the first year, with the remaining 40 percent spread equally over the next four years.

	Qualified Pension Plans (1)		Nonqualified Pension Plans (1)		Postretirement Health and Life Plans (1)
(Dollars in millions)	2006	2005	2006	2005	2006	2005
Change in fair value of plan assets
(Primarily listed stocks, fixed income and real estate)
Fair value, January 1	$13,097	$12,153	$1	$1	$126	$166
MBNA balance, January 1, 2006	555	—	—	—	—	—
Actual return on plan assets	1,829	803	—	—	15	11
Company contributions (2)	2,200	1,000	321	118	52	27
Plan participant contributions	—	—	—	—	98	98
Benefits paid	(888)	(859)	(322)	(118)	(213)	(176)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	12	n/a
Fair value, December 31	$16,793	$13,097	$—	$1	$90	$126

Change in projected benefit obligation
Projected benefit obligation, January 1	$11,690	$11,461	$1,108	$1,094	$1,420	$1,352
MBNA balance, January 1, 2006	695	—	486	—	278	—
Service cost	306	261	13	11	13	11
Interest cost	676	643	78	61	86	78
Plan participant contributions	—	—	—	—	98	98
Plan amendments	33	(77)	—	(1)	—	—
Actuarial (gains) losses	168	261	(18)	61	(145)	57
Benefits paid	(888)	(859)	(322)	(118)	(213)	(176)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	12	n/a
Projected benefit obligation, December 31	$12,680	$11,690	$1,345	$1,108	$1,549	$1,420

Funded status, December 31
Accumulated benefit obligation	$12,151	$11,383	$1,345	$1,085	n/a	n/a
Overfunded (unfunded) status of ABO	4,642	1,714	(1,345)	(1,084)	n/a	n/a
Provision for future salaries	529	307	—	23	n/a	n/a
Projected benefit obligation	12,680	11,690	1,345	1,108	1,549	1,420
Overfunded (unfunded) status of PBO	$4,113	$1,407	$(1,345)	$(1,107)	$(1,459)	$(1,294)
Unrecognized net actuarial loss (3)	n/a	2,621	n/a	262	n/a	92
Unrecognized transition obligation (3)	n/a	—	n/a	—	n/a	221
Unrecognized prior service cost (3)	n/a	209	n/a	(52)	n/a	—
Amount recognized, December 31	$4,113	$4,237	$(1,345)	$(897)	$(1,459)	$(981)

Weighted average assumptions, December 31
Discount rate	5.75%	5.50%	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.00	8.50	n/a	n/a	8.00	8.50
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
(2)

The Corporation’s best estimate of its contributions to be made to the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans in 2007 is $0, $97 million and $95 million.

(3)

Upon the adoption of SFAS 158 on December 31, 2006, unrecognized net actuarial losses, unrecognized transition obligations, and unrecognized prior service costs are now recorded as an adjustment to Accumulated OCI.

n/a = not applicable

Amounts recognized in the Consolidated Financial Statements at December 31, 2006 and 2005 were as follows:

	December 31, 2006
(Dollars in millions)	Qualified Pension Plans	Nonqualified Pension Plans	Postretirement Health and Life Plans
Other assets	$4,113	$—	$—
Accrued expenses and other liabilities	—	(1,345)	(1,459)
Net amount recognized at December 31	$4,113	$(1,345)	$(1,459)

	December 31, 2005
(Dollars in millions)	Qualified Pension Plans	Nonqualified Pension Plans	Postretirement Health and Life Plans
Prepaid benefit cost	$4,237	$—	$—
Accrued benefit cost	—	(897)	(981)
Additional minimum liability	—	(187)	—
SFAS 87 Accumulated OCI adjustment (1)	—	187	—
Net amount recognized at December 31	$4,237	$(897)	$(981)

(1)	Amount recognized in Accumulated OCI net of tax is $118 million.

Net periodic benefit cost for 2006, 2005 and 2004 included the following components:

	Qualified Pension Plans			Nonqualified Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$306	$261	$257	$13	$11	$27	$13	$11	$9
Interest cost	676	643	623	78	61	62	86	78	76
Expected return on plan assets	(1,034)	(983)	(915)	—	—	—	(10)	(14)	(16)
Amortization of transition obligation	—	—	—	—	—	—	31	31	32
Amortization of prior service cost (credits)	41	44	55	(8)	(8)	3	—	—	1
Recognized net actuarial loss	229	182	92	20	24	14	12	80	74
Recognized loss due to settlements and curtailments	—	—	—	—	9	—	—	—	—
Net periodic benefit cost	$218	$147	$112	$103	$97	$106	$132	$186	$176
Weighted average assumptions used to determine net cost for years ended December 31
Discount rate (1)	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected return on plan assets	8.00	8.50	8.50	n/a	n/a	n/a	8.00	8.50	8.50
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00	n/a	n/a	n/a

(1)	In connection with the FleetBoston merger, their plans were remeasured on April 1, 2004, using a discount rate of 6.00 percent.

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

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health Care Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health Care Plans was 9.0 percent for 2007, reducing in steps to 5.0 percent in 2012 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $3 million and $51 million in 2006, $3 million and $51 million in 2005, and $4 million and $56 million in 2004. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs and the benefit obligation by $3 million and $44 million in 2006, $3 million and $43 million in 2005, and $3 million and $48 million in 2004.

Plan Assets

The Qualified Pension Plans have been established as retirement vehicles for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plans. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long-term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/reward profile of the assets. Asset allocation ranges are established, periodically reviewed, and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected earnings measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who selected to receive an earnings measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2007.

The Expected Return on Asset Assumption (EROA assumption) was developed through analysis of historical market returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The EROA assumption represents a long-term average view of the performance of the Qualified Pension Plans and Postretirement Health and Life Plan assets, a return that may or may not be achieved during any one calendar year. In a simplistic analysis of the EROA assumption, the building blocks used to arrive at the long-term return assumption would include an implied return from equity securities of 8.75 percent, debt securities of 5.75 percent, and real estate of 7.00 percent for all pension plans and postretirement health and life plans.

The Qualified Pension Plans’ and Postretirement Health and Life Plans’ asset allocations at December 31, 2006 and 2005 and target allocations for 2007 by asset category are as follows:

Asset Category	Qualified Pension Plans			Postretirement Health and Life Plans
		Percentage of Plan Assets at December 31			Percentage of Plan Assets at December 31
	2007 Target Allocation	2006	2005	2007 Target Allocation	2006	2005
Equity securities	65 - 80%	68%	71%	50 - 70%	61%	57%
Debt securities	20 - 35	30	27	30 - 50	36	41
Real estate	0 - 5	2	2	0 - 5	3	2
Total		100%	100%		100%	100%

Equity securities for the Qualified Pension Plans include common stock of the Corporation in the amounts of $882 million (5.25 percent of total plan assets) and $798 million (6.10 percent of total plan assets) at December 31, 2006 and 2005.

The Bank of America and MBNA Postretirement Health and Life Plans had no investment in the common stock of the Corporation at December 31, 2006 or 2005. The FleetBoston Postretirement Health and Life Plans included common stock of the Corporation in the amount of $0.4 million (0.46 percent of total plan assets) and $0.3 million (0.27 percent of total plan assets) at December 31, 2006 and December 31, 2005, respectively.

Projected Benefit Payments

Benefit payments projected to be made from the Qualified Pension Plans, the Nonqualified Pension Plans and the Postretirement Health and Life Plans are as follows:

	Qualified Pension Plans (1)	Nonqualified Pension Plans (2)	Postretirement Health and Life Plans

(Dollars in millions)			Net Payments (3)	Medicare Subsidy
2007	$1,007	$97	$135	$(12)
2008	1,022	101	135	(12)
2009	1,026	104	137	(12)
2010	1,035	103	138	(12)
2011	1,051	105	138	(12)
2012 - 2016	5,262	518	656	(58)

(1)	Benefit payments expected to be made from the plans’ assets.

(2)	Benefit payments expected to be made from the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Defined Contribution Plans

The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans. As a result of the FleetBoston merger, beginning on April 1, 2004, the Corporation maintains the defined contribution plans of former FleetBoston. As a result of the MBNA merger on January 1, 2006, the Corporation also maintains the defined contribution plans of former MBNA.

The Corporation contributed approximately $328 million, $274 million and $267 million for 2006, 2005 and 2004, in cash and stock, respectively. At December 31, 2006 and 2005, an aggregate of 99 million shares and 106 million shares of the Corporation’s common stock were held by the 401(k) Plans. During 2004, the Corporation converted the ESOP Preferred Stock held by the Bank of America 401(k) Plan to common stock so that there were no outstanding shares of preferred stock at December 31, 2004 in the 401(k) Plans.

Under the terms of the Employee Stock Ownership Plan (ESOP) Preferred Stock provision for the Bank of America 401(k) Plan, payments to the plan for dividends on the ESOP Preferred Stock were $4 million for 2004. Payments to the Bank of America 401(k) Plan and legacy FleetBoston 401(k) Plan for dividends on Common Stock were $208 million, $207 million and $181 million during 2006, 2005 and 2004, respectively. Payments to the MBNA 401(k) Plan for dividends on the Corporation’s common stock were $8 million in 2006.

In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

Rewarding Success Plan

In 2005, the Corporation introduced a broad-based cash incentive plan for associates that meet certain eligibility criteria and are below certain compensation levels. The amount of the cash award is determined based on the Corporation’s operating net income and common stock price performance for the full year. During 2006 and 2005, the Corporation recorded an expense of $237 million and $145 million for this Plan.

NOTE 17 – Stock-Based Compensation Plans

On January 1, 2006, the Corporation adopted SFAS 123R under the modified-prospective application.

The compensation cost recognized in income for the plans described below was $1.0 billion, $805 million and $536 million in 2006, 2005 and 2004, respectively. The related income tax benefit recognized in income was $382 million, $294 million and $188 million for 2006, 2005 and 2004, respectively.

Prior to the adoption of SFAS 123R, awards granted to retirement-eligible employees were expensed over the stated vesting period. SFAS 123R requires that the Corporation recognize stock compensation cost immediately for any awards granted to retirement-eligible employees, or over the vesting period or the period from the grant date to the date retirement eligibility is achieved, whichever is shorter. Upon the grant of awards in the first quarter of 2006, the Corporation recognized approximately $320 million in equity-based compensation due to awards being granted to retirement-eligible employees.

Prior to the adoption of SFAS 123R, the Corporation presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Corporation classified $477 million in excess tax benefits as a financing cash inflow for 2006.

Prior to January 1, 2006, the Corporation estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. On January 1, 2006, the Corporation began using a lattice option-pricing model to estimate the grant date fair value of stock options granted. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the lattice option-pricing model for 2006. Lattice option-pricing models incorporate ranges of assumptions for inputs and those ranges are disclosed in the table below. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from traded stock options on the Corporation’s common stock, historical volatility of the Corporation’s common stock, and other factors. The Corporation uses historical data to estimate stock option exercise and employee termination within the model. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The table below also includes the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for 2005 and 2004. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

	2006	2005	2004
Risk-free interest rate	4.59 – 4.70%	3.94%	3.36%
Dividend yield	4.50	4.60	4.56
Expected volatility	17.00 – 27.00	20.53	22.12
Weighted-average volatility	20.30	n/a	n/a
Expected lives (years)	6.5	6	5

The Corporation has equity compensation plans that were approved by its shareholders. These plans are the Key Employee Stock Plan and the Key Associate Stock Plan. Additionally one equity compensation plan (2002 Associates Stock Option Plan) was not approved by the Corporation’s shareholders. Descriptions of the material features of these plans follow.

Key Employee Stock Plan

The Key Employee Stock Plan, as amended and restated, provided for different types of awards. These include stock options, restricted stock shares and restricted stock units. Under the plan, ten-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002, to certain employees at the closing market price on the respective grant dates. Options granted under the plan generally vest in three or four equal annual installments. At December 31, 2006, approximately 66 million options were outstanding under this plan. No further awards may be granted.

Key Associate Stock Plan

On April 24, 2002, the shareholders approved the Key Associate Stock Plan to be effective January 1, 2003. This approval authorized and reserved 200 million shares for grant in addition to the remaining amount under the Key Employee Stock Plan as of December 31, 2002, which was approximately 34 million shares plus any shares covered by awards under the Key Employee Stock Plan that terminate, expire, lapse or are cancelled after December 31, 2002. Upon the FleetBoston merger, the shareholders authorized an additional 102 million shares and on April 26, 2006, the shareholders authorized an additional 180 million shares for grant under the Key Associate Stock Plan. At December 31, 2006, approximately 135 million options were outstanding under this plan. Approximately 18 million shares of restricted stock and restricted stock units were granted in 2006. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date. The Corporation incurred restricted stock expense of $778 million, $486 million, and $288 million in 2006, 2005 and 2004.

2002 Associates Stock Option Plan

The Bank of America Corporation 2002 Associates Stock Option Plan was a broad-based plan that covered all employees below a specified executive grade level and was not approved by the Corporation’s shareholders. Under the plan, eligible employees received a one-time award of a predetermined number of options entitling them to purchase shares of the Corporation’s common stock. All options are nonqualified and have an exercise price equal to the fair market value on the date of grant. Approximately 108 million options were granted on February 1, 2002. The award included two performance-based vesting triggers, which were subsequently achieved. At December 31, 2006, approximately 5 million options were outstanding under this plan. The options expire on January 31, 2007. No further awards may be granted.

The following table presents information on equity compensation plans at December 31, 2006:

	Number of Shares to be Issued (1, 3)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	215,115,189	$37.59	304,107,699
Plan not approved by shareholders (4)	5,148,042	30.68	—
Total	220,263,231	37.42	304,107,699

(1)	Includes 13,871,207 unvested restricted stock units.

(2)	Does not take into account unvested restricted stock units.

(3)

In addition to the securities presented in the table above, there were outstanding options to purchase 38,681,146 shares of the Corporation’s common stock and 502,760 unvested restricted stock units granted to employees of predecessor companies assumed in mergers. The weighted average option price of the assumed options was $34.07 at December 31, 2006.

(4)	Shareholder approval of these broad-based stock option plans was not required by applicable law or New York Stock Exchange rules.

The following table presents the status of all option plans at December 31, 2006, and changes during 2006:

Employee stock options	December 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	298,132,802	$35.13
Options assumed through acquisition	31,506,268	32.70
Granted	31,534,150	44.42
Exercised	(111,615,059)	32.93
Forfeited	(4,484,991)	41.48
Outstanding at December 31, 2006	245,073,170	36.89
Options exercisable at December 31, 2006	178,277,236	34.17
Options vested and expected to vest (1)	244,223,346	36.87

(1)	Includes vested shares and nonvested shares after a forfeiture rate is applied.

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 5.7 years and $4.0 billion, options exercisable was 4.7 years and $3.4 billion, and options vested and expected to vest was 5.7 years and $4.0 billion at December 31, 2006.

The weighted average grant-date fair value of options granted in 2006, 2005 and 2004 was $6.90, $6.48 and $5.59. The total intrinsic value of options exercised in 2006 was $2.0 billion.

The following table presents the status of the nonvested shares at December 31, 2006, and changes during 2006:

Restricted stock/unit awards	December 31, 2006
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	27,278,106	$42.79
Share obligations assumed through acquisition	754,740	30.40
Granted	18,128,115	44.43
Vested	(12,319,864)	41.41
Cancelled	(2,251,755)	44.52
Outstanding at December 31, 2006	31,589,342	43.85

At December 31, 2006, there was $766 million of total unrecognized compensation cost related to share-based compensation arrangements for all awards that is expected to be recognized over a weighted average period of .86 years. The total fair value of restricted stock vested in 2006 was $559 million.

NOTE 18 – Income Taxes

The components of Income Tax Expense for 2006, 2005 and 2004 were as follows:

(Dollars in millions)	2006	2005	2004
Current income tax expense
Federal	$7,398	$5,229	$6,392
State	796	676	683
Foreign	796	415	405
Total current expense	8,990	6,320	7,480
Deferred income tax expense (benefit)
Federal	1,807	1,577	(512)
State	45	85	(23)
Foreign	(2)	33	16
Total deferred expense (benefit)	1,850	1,695	(519)
Total income tax expense (1)	$10,840	$8,015	$6,961

(1)

Does not reflect the deferred tax effects of Unrealized Gains and Losses on AFS Debt and Marketable Equity Securities, Foreign Currency Translation Adjustments, Derivatives, and the accumulated adjustment to apply SFAS No. 158 that are included in Accumulated OCI. As a result of these tax effects, Accumulated OCI increased $378 million, $2,863 million and $303 million in 2006, 2005 and 2004. Also, does not reflect tax benefits associated with the Corporation’s employee stock plans which increased Common Stock and Additional Paid-in Capital $674 million, $416 million and $401 million in 2006, 2005 and 2004. Goodwill was reduced $195 million, $22 million and $101 million in 2006, 2005 and 2004, reflecting the tax benefits attributable to exercises of employee stock options issued by MBNA and FleetBoston which had vested prior to the merger dates.

Income Tax Expense for 2006, 2005 and 2004 varied from the amount computed by applying the statutory income tax rate to Income before Income Taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent to the Corporation’s actual Income Tax Expense and resulting effective tax rate for 2006, 2005 and 2004 follows:

	2006		2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected federal income tax expense	$11,191	35.0%	$8,568	35.0%	$7,318	35.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income, including dividends	(630)	(2.0)	(605)	(2.5)	(526)	(2.5)
State tax expense, net of federal benefit	547	1.7	495	2.0	429	2.1
Low income housing credits/other credits	(537)	(1.7)	(423)	(1.7)	(352)	(1.7)
Foreign tax differential	(291)	(0.9)	(99)	(0.4)	(78)	(0.4)
TIPRA—FSC/ETI	175	0.5	—	—	—	—
Other	385	1.3	79	0.3	170	0.8
Total income tax expense	$10,840	33.9%	$8,015	32.7%	$6,961	33.3%

The IRS is currently examining the Corporation’s federal income tax returns for the years 2000 through 2002. In addition, the federal income tax returns of FleetBoston and certain other subsidiaries are currently under examination for years ranging from 1997 through 2004 as well as the federal income tax returns of MBNA for years ranging from 2001 through 2004. The Corporation’s current estimate of the resolution of these various examinations is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Corporation’s estimate may result in future income tax expense or benefit.

Significant components of the Corporation’s net deferred tax liability at December 31, 2006 and 2005 are presented in the following table.

	December 31
(Dollars in millions)	2006	2005
Deferred tax liabilities
Equipment lease financing	$6,895	$6,455
Intangibles	1,198	506
Fee income	1,065	386
Mortgage servicing rights	787	632
Foreign currency	659	251
State income taxes	353	168
Fixed assets	—	152
Loan fees and expenses	—	142
Other	1,232	1,137
Gross deferred tax liabilities	12,189	9,829
Deferred tax assets
Allowance for credit losses	3,054	2,623
Security valuations	2,703	3,208
Available-for-sale securities	1,632	1,845
Accrued expenses	1,283	1,235
Employee compensation and retirement benefits	1,273	559
Foreign tax credit carryforward	117	169
Other	198	429
Gross deferred tax assets	10,260	10,068
Valuation allowance (1)	(122)	(253)
Total deferred tax assets, net of valuation allowance	10,138	9,815
Net deferred tax liabilities (2)	$2,051	$14

(1)

At December 31, 2006 and 2005, $43 million and $53 million of the valuation allowance related to gross deferred tax assets was attributable to the MBNA and FleetBoston mergers. Future recognition of the tax attributes associated with these gross deferred tax assets would result in tax benefits being allocated to reduce Goodwill.

(2)

The Corporation’s net deferred tax liabilities were adjusted during 2006 and 2005 to include $565 million and $279 million of net deferred tax liabilities related to business combinations accounted for under the purchase method.

The valuation allowance at December 31, 2006 and 2005 is attributable to deferred tax assets generated in certain state and foreign jurisdictions for which management believes it is more likely than not that realization of these assets will not occur. The decrease in the valuation allowance primarily resulted from a remeasurement of certain state temporary differences against which valuation allowances had been recorded and the conclusion of state tax examinations.

The foreign tax credit carryforward reflected in the table above represents foreign income taxes paid that are creditable against future U.S. income taxes. If not used, these credits begin to expire after 2013 and could fully expire after 2016.

The Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA) was signed into law in 2006. Among other things, TIPRA repealed certain provisions of prior law relating to transactions entered into under the extraterritorial income and foreign sales corporation regimes. The TIPRA repeal results in an increase in the U.S. taxes expected to be paid on certain portions of the income earned from such transactions after December 31, 2006. Accounting for the change in law resulted in the recognition of a $175 million charge to Income Tax Expense during 2006.

The American Jobs Creation Act of 2004 (the Act) provides U.S. companies with the ability to elect to apply a special one-time tax deduction equal to 85 percent of certain earnings remitted from foreign subsidiaries, provided certain criteria are met. Management elected to apply the Act for 2005 and recorded a one-time tax benefit of $70 million for the year ended December 31, 2005.

At December 31, 2006 and 2005, federal income taxes had not been provided on $4.4 billion and $1.4 billion of undistributed earnings of foreign subsidiaries, earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $573 million and $249 million of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would have resulted in 2006 and 2005.

NOTE 19 – Fair Value of Financial Instruments

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

The provisions of SFAS 107 do not require the disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including Goodwill and Intangible Assets such as purchased credit card, affinity, and trust relationships.

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

Financial Instruments Traded in the Secondary Market and Strategic Investments

Held-to-maturity securities, AFS debt and marketable equity securities, trading account instruments, long-term debt traded actively in the secondary market and strategic investments have been valued using quoted market prices. The fair values of trading account instruments, securities and strategic investments are reported in Notes 3 and 5 of the Consolidated Financial Statements.

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

The book and fair values of certain financial instruments at December 31, 2006 and 2005 were as follows:

	December 31
	2006		2005
(Dollars in millions)	Book Value	Fair Value	Book Value	Fair Value
Financial assets
Loans (1)	$675,544	$679,738	$545,238	$542,626
Financial liabilities
Deposits	693,497	693,041	634,670	633,928
Long-term debt	146,000	148,120	100,848	101,446

(1)	Presented net of the Allowance for Loan and Lease Losses.

NOTE 20 – Business Segment Information

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

All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated. All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, certain gains or losses on sales of whole mortgage loans, and Gains (Losses) on Sales of Debt Securities.

Total Revenue includes Net Interest Income on a FTE basis and Noninterest Income. The adjustment of Net Interest Income to a FTE basis results in a corresponding increase in Income Tax Expense. The Net Interest Income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income of the business segments also includes an allocation of Net Interest Income generated by the Corporation’s ALM activities.

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

The following table presents Total Revenue on a FTE basis and Net Income in 2006, 2005 and 2004, and Total Assets at December 31, 2006 and 2005 for each business segment, as well as All Other.

Business Segments

At and for the Year Ended December 31	Total Corporation			Global Consumer and Small Business Banking (1, 2)
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Net interest income (FTE basis)	$35,815	$31,569	$28,677	$21,100	$16,898	$15,767
Noninterest income	38,432	25,354	21,005	20,591	11,425	8,958
Total revenue (FTE basis)	74,247	56,923	49,682	41,691	28,323	24,725
Provision for credit losses	5,010	4,014	2,769	5,172	4,243	3,331
Gains (losses) on sales of debt securities	(443)	1,084	1,724	(1)	(2)	117
Amortization of intangibles	1,755	809	664	1,511	551	441
Other noninterest expense	33,842	27,872	26,348	17,319	12,573	12,003
Income before income taxes	33,197	25,312	21,625	17,688	10,954	9,067
Income tax expense	12,064	8,847	7,678	6,517	3,933	3,300
Net income	$21,133	$16,465	$13,947	$11,171	$7,021	$5,767
Period-end total assets	$1,459,737	$1,291,803		$382,392	$331,259

	Global Corporate and Investment Banking (1)			Global Wealth and Investment Management (1, 2)
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Net interest income (FTE basis)	$10,693	$11,156	$10,670	$3,881	$3,820	$2,921
Noninterest income	11,998	9,444	7,982	3,898	3,496	3,079
Total revenue (FTE basis)	22,691	20,600	18,652	7,779	7,316	6,000
Provision for credit losses	(6)	(291)	(886)	(40)	(7)	(22)
Gains (losses) on sales of debt securities	53	263	(10)	—	—	—
Amortization of intangibles	164	174	152	76	79	66
Other noninterest expense	11,834	10,959	10,149	3,929	3,631	3,392
Income before income taxes	10,752	10,021	9,227	3,814	3,613	2,564
Income tax expense	3,960	3,637	3,311	1,411	1,297	932
Net income	$6,792	$6,384	$5,916	$2,403	$2,316	$1,632
Period-end total assets	$689,248	$633,362		$137,739	$129,232

	All Other
(Dollars in millions)	2006	2005	2004
Net interest income (FTE basis)	$141	$(305)	$(681)
Noninterest income	1,945	989	986
Total revenue (FTE basis)	2,086	684	305
Provision for credit losses	(116)	69	346
Gains (losses) on sales of debt securities	(495)	823	1,617
Amortization of intangibles	4	5	5
Other noninterest expense	760	709	804
Income before income taxes	943	724	767
Income tax expense (benefit)	176	(20)	135
Net income	$767	$744	$632
Period-end total assets	$250,358	$197,950

(1)	There were no material intersegment revenues among the segments.
(2)	Total Assets include asset allocations to match liabilities (i.e., deposits).

The following tables present reconciliations of the three business segments’ Total Revenue on a FTE basis and Net Income to the Consolidated Statement of Income, and Total Assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Year Ended December 31
(Dollars in millions)	2006	2005	2004
Segments’ total revenue (FTE basis)	$72,161	$56,239	$49,377
Adjustments:
ALM activities (1)	(441)	(501)	20
Equity investment gains	2,866	1,964	911
Liquidating businesses	267	214	282
FTE basis adjustment	(1,224)	(832)	(717)
Other	(606)	(993)	(908)
Consolidated revenue	$73,023	$56,091	$48,965

Segments’ net income	$20,366	$15,721	$13,315
Adjustments, net of taxes:
ALM activities (1, 2, 3)	(816)	52	869
Equity investment gains	1,806	1,257	583
Liquidating businesses	139	109	78
Merger and restructuring charges	(507)	(275)	(411)
Other	145	(399)	(487)
Consolidated net income	$21,133	$16,465	$13,947

(1)	Includes Revenue associated with derivative instruments which did not qualify for SFAS 133 hedge accounting treatment of $(675) million and $86 million in 2005 and 2004.
(2)	Includes Net Income associated with derivative instruments which did not qualify for SFAS 133 hedge accounting treatment of $(421) million and $(196) million in 2005 and 2004.
(3)	Includes pre-tax Gains (Losses) on Sales of Debt Securities of $(494) million, $820 million and $1,613 million in 2006, 2005 and 2004, respectively.

	December 31
(Dollars in millions)	2006	2005
Segments’ total assets	$1,209,379	$1,093,853
Adjustments:
ALM activities, including securities portfolio	378,211	365,060
Equity investments	15,639	13,960
Liquidating businesses	3,280	3,399
Elimination of segment excess asset allocations to match liabilities	(166,618)	(204,788)
Other	19,846	20,319
Consolidated total assets	$1,459,737	$1,291,803

NOTE 21 – Parent Company Information

The following tables present the Parent Company Only financial information:

Condensed Statement of Income

	Year Ended December 31
(Dollars in millions)	2006	2005	2004
Income
Dividends from subsidiaries:
Bank subsidiaries	$15,950	$10,400	$8,100
Other subsidiaries	111	63	133
Interest from subsidiaries	3,944	2,581	1,085
Other income	2,346	1,719	2,463
Total income	22,351	14,763	11,781
Expense
Interest on borrowed funds	5,799	3,843	2,876
Noninterest expense	3,019	2,636	2,057
Total expense	8,818	6,479	4,933
Income before income taxes and equity in undistributed earnings of subsidiaries	13,533	8,284	6,848
Income tax benefit	1,002	791	360
Income before equity in undistributed earnings of subsidiaries	14,535	9,075	7,208
Equity in undistributed earnings of subsidiaries:
Bank subsidiaries	5,613	6,518	6,165
Other subsidiaries	985	872	574
Total equity in undistributed earnings of subsidiaries	6,598	7,390	6,739
Net income	$21,133	$16,465	$13,947
Net income available to common shareholders	$21,111	$16,447	$13,931

Condensed Balance Sheet

	December 31
(Dollars in millions)	2006	2005
Assets
Cash held at bank subsidiaries	$54,989	$49,670
Securities	2,932	2,285
Receivables from subsidiaries:
Bank subsidiaries	17,063	14,581
Other subsidiaries	20,661	18,766
Investments in subsidiaries:
Bank subsidiaries	162,291	119,210
Other subsidiaries	6,488	2,472
Other assets	19,118	13,685
Total assets	$283,542	$220,669
Liabilities and shareholders’ equity
Commercial paper and other short-term borrowings	$31,852	$19,333
Accrued expenses and other liabilities	9,929	7,228
Payables to subsidiaries:
Bank subsidiaries	857	1,824
Other subsidiaries	76	2,479
Long-term debt	105,556	88,272
Shareholders’ equity	135,272	101,533
Total liabilities and shareholders’ equity	$283,542	$220,669

Condensed Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2006	2005	2004
Operating activities
Net income	$21,133	$16,465	$13,947
Reconciliation of net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,598)	(7,390)	(6,739)
Other operating activities, net	2,159	(1,035)	(1,487)
Net cash provided by operating activities	16,694	8,040	5,721
Investing activities
Net (purchases) sales of securities	(705)	403	(1,348)
Net payments from (to) subsidiaries	(13,673)	(3,145)	821
Other investing activities, net	(1,300)	(3,001)	3,348
Net cash provided by (used in) investing activities	(15,678)	(5,743)	2,821
Financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	12,519	(292)	15,937
Proceeds from issuance of long-term debt	28,412	20,477	19,965
Retirement of long-term debt	(15,506)	(11,053)	(9,220)
Proceeds from issuance of preferred stock	2,850	—	—
Redemption of preferred stock	(270)	—	—
Proceeds from issuance of common stock	3,117	2,846	3,712
Common stock repurchased	(14,359)	(5,765)	(6,286)
Cash dividends paid	(9,661)	(7,683)	(6,468)
Other financing activities, net	(2,799)	1,705	520
Net cash provided by financing activities	4,303	235	18,160
Net increase in cash held at bank subsidiaries	5,319	2,532	26,702
Cash held at bank subsidiaries at January 1	49,670	47,138	20,436
Cash held at bank subsidiaries at December 31	$54,989	$49,670	$47,138

NOTE 22 – Performance by Geographical Area

Since the Corporation’s operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at Total Assets, Total Revenue, Income Before Income Taxes and Net Income by geographic area. The Corporation identifies its geographic performance based upon the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related expense or capital deployed in the region.

	Year	At December 31	Year Ended December 31
(Dollars in millions)		Total Assets (1)	Total Revenue (2)	Income Before Income Taxes	Net Income
Domestic (3)	2006	$1,300,711	$64,189	$28,041	$18,605
	2005	1,183,953	51,860	21,880	14,778
	2004		45,767	19,369	12,943
Asia	2006	32,886	1,117	637	420
	2005	32,272	909	521	344
	2004		718	286	204
Europe, Middle East and Africa	2006	113,129	5,470	1,843	1,193
	2005	57,226	1,783	920	603
	2004		1,420	605	395
Latin America and the Caribbean	2006	13,011	2,247	1,452	915
	2005	18,352	1,539	1,159	740
	2004		1,060	648	405
Total Foreign	2006	159,026	8,834	3,932	2,528
	2005	107,850	4,231	2,600	1,687
	2004		3,198	1,539	1,004
Total Consolidated	2006	$1,459,737	$73,023	$31,973	$21,133
	2005	1,291,803	56,091	24,480	16,465
	2004		48,965	20,908	13,947

(1)	Total Assets includes long-lived assets, which are primarily located in the U.S.
(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)

Includes the Corporation’s Canadian operations, which had Total Assets of $7.9 billion and $4.3 billion at December 31, 2006 and 2005; Total Revenue of $641 million, $115 million and $90 million; Income Before Income Taxes of $244 million, $67 million and $49 million; and Net Income of $159 million, $56 million and $41 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls And Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that Bank of America’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See Report of Management on page 100 for management’s report on the Corporation’s internal control over financial reporting which is incorporated herein by reference.

In addition, and as of the end of the period covered by this report, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information included under the following captions in the Corporation’s proxy statement relating to its 2007 annual meeting of stockholders (the “2007 Proxy Statement”) is incorporated herein by reference:

•	“The Nominees”;
•	“Section 16(a) Beneficial Ownership Reporting Compliance”;
•	“Corporate Governance - Code of Ethics”; and
•	“Corporate Governance - Audit Committee.”

Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof. Information regarding the Corporation’s directors is set forth in the Proxy Statement on pages 14 through 16 under “The Nominees.”

Item 11. Executive Compensation

Information included under the following captions in the 2007 Proxy Statement is incorporated herein by reference:

•	“Corporate Governance - Director Compensation”;
•	“Compensation Discussion and Analysis”;
•	“Executive Compensation”;
•	“Compensation Committee Interlocks and Insider Participation”; and
•	“Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included under the following caption in the 2007 Proxy Statement is incorporated herein by reference:

•	“Stock Ownership.”

See also Note 17 of the Consolidated Financial Statements for information on Bank of America’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included under the following captions in the 2007 Proxy Statement is incorporated herein by reference:

•	“Corporate Governance - Director Independence”; and
•	“Certain Transactions.”

Item 14. Principal Accountant Fees and Services

Information included under the following captions in the 2007 Proxy Statement is incorporated herein by reference:

•	“Item 2: Ratification of the Independent Registered Public Accounting Firm.”

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:
(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheet at December 31, 2006 and 2005
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(2)	Schedules:
None
(3)

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-7, including executive compensation plans and arrangements which are listed under Exhibit Nos. 10(a) through 10(nn)).

With the exception of the information expressly incorporated herein by reference, the 2007 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2007

Bank of America Corporation

By:	*/s/ Kenneth D. Lewis
Kenneth D. Lewis Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Kenneth D. Lewis Kenneth D. Lewis	Chairman, Chief Executive Officer and President and Director (Principal Executive Officer)	February 28, 2007

*/s/ Joe L. Price Joe L. Price	Chief Financial Officer (Principal Financial Officer)	February 28, 2007

*/s/ Neil A. Cotty Neil A. Cotty	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

*/s/ William Barnet, III William Barnet, III	Director	February 28, 2007

*/s/ Frank P. Bramble, Sr. Frank P. Bramble, Sr.	Director	February 28, 2007

*/s/ John T. Collins John T. Collins	Director	February 28, 2007

*/s/ Gary L. Countryman Gary L. Countryman	Director	February 28, 2007

*/s/ Tommy R. Franks Tommy R. Franks	Director	February 28, 2007

*/s/ Paul Fulton Paul Fulton	Director	February 28, 2007

*/s/ Charles K. Gifford Charles K. Gifford	Director	February 28, 2007

*/s/ W. Steven Jones W. Steven Jones	Director	February 28, 2007

*/s/ Monica C. Lozano Monica C. Lozano	Director	February 28, 2007

*/s/ Walter E. Massey Walter E. Massey	Director	February 28, 2007

Signature	Title	Date

*/s/ Thomas J. May Thomas J. May	Director	February 28, 2007

*/s/ Patricia E. Mitchell Patricia E. Mitchell	Director	February 28, 2007

*/s/ Thomas M. Ryan Thomas M. Ryan	Director	February 28, 2007

*/s/ O. Temple Sloan, Jr. O. Temple Sloan, Jr.	Director	February 28, 2007

*/s/ Meredith R. Spangler Meredith R. Spangler	Director	February 28, 2007

*/s/ Robert L. Tillman Robert L. Tillman	Director	February 28, 2007

*/s/ Jackie M. Ward Jackie M. Ward	Director	February 28, 2007

*By: /s/ William J. Mostyn III William J. Mostyn III Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof.
(b)	Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant’s Current Report on Form 8-K filed January 24, 2007.
4(a)

Indenture dated as of September 1, 1989 between registrant (successor to NationsBank Corporation, formerly known as NCNB Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; and its 10.20% Subordinated Notes, due 2015, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 33-30717; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(f) of the 1998 10-K.

(b)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), pursuant to which registrant issued its 5 7/8% Senior Notes, due 2009; its 6 1/4% Senior Notes, due 2012; its 4 7/8% Senior Notes due 2012; its 5 1/8% Senior Notes, due 2014; its 3.761% Senior Notes, due 2007; its 3 7/8% Senior Notes, due 2008; its 4 7/8% Senior Notes, due 2013; its 3 5/8% Senior Notes, due 2008; its 3 1/4% Senior Notes, due 2008; its 4¼% Senior Notes, due 2010; its 4 3/8% Senior Notes, due 2010; its 3 3/8% Senior Notes, due 2009; its 4 5/8% Senior Notes, due 2014; its 5 3/8% Senior Notes, due June 2014; its 4¼% Senior Notes, due October 2010; its 4% Senior Notes, due 2015; its Floating Rate Callable Senior Notes, due 2008; its Floating Rate Senior Notes, due 2010; its 4 3/4% Senior Notes, due 2015; its 4 1/2% Senior Notes, due 2010; its Floating Rate Callable Senior Notes, due August 2008; its Three-Month LIBOR Floating Rate Senior Notes, due November 2008; its One-Month LIBOR Floating Rate Senior Notes, due November 2008; its Three-Month LIBOR Floating Rate Notes, due March 2009; its Three-Month LIBOR Floating Rate Notes, due June 2009; its 5.38% Senior Notes, due August 2011; its Three-Month LIBOR Floating Rate Notes, due August 2011; its Three-Month PRIME Floating Rate Notes, due September 2009; its Three-Month LIBOR Floating Rate Notes, due September 2009; its 5.63% Senior Notes, due October 2016; its Three-Month LIBOR Floating Rate Notes, due November 2009; its Senior Medium-Term Notes, Series F, G, H, I, J and K, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 33-57533; First Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed November 18, 1998; Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and the Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated June 5, 2001; Third Supplemental Indenture thereto dated as of July 28, 2004, between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed August 27, 2004; and Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852).

(c)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006; its 7 1/2% Subordinated Notes, due 2006; its 7.80% Subordinated Notes, due 2016; its 6 3/8% Subordinated Notes, due 2008; its 6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010; its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated Notes, due 2011; its 4 3/4% Subordinated Notes, due 2013; its 5 1/4% Subordinated Notes, due 2015; its 4 3/4% Fixed/Floating Rate Callable Subordinated Notes, due 2019; its 5.75% Subordinated Notes, due August 2016; its Three-month LIBOR Floating Rate Notes, due August 2016; its 5.42% Subordinated Notes, due March 2017; its 5.49% Subordinated Notes, due March 2019; and its Subordinated Medium-Term Notes, Series F incorporated by reference to Exhibit 4.8 of registrant’s Registration No. 33-57533; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K filed November 18, 1998.

(d)	Amended and Restated Agency Agreement dated as of August 21, 2006 among registrant and JPMorgan Chase Bank, N.A. London Branch.
(e)	Issuing and Paying Agency Agreement dated as of May 23, 2006, between Bank of America, N.A. and Deutsche Bank Trust Company Americas.
(f)

Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-15375.

(g)

Second Supplemental Indenture dated as of December 17, 1996 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 7.83% Junior Subordinated Deferrable Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 10, 1996.

Exhibit No.	Description
(h)

Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 22, 1997.

(i)

Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 8 1/4% Junior Subordinated Deferrable Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 15, 1997.

(j)

Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4(t) of the 1998 10-K.

(k)

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

(l)

Indenture dated as of November 1, 1991 between the former BankAmerica Corporation and J.P. Morgan Trust Company, National Association, as successor trustee to the former Manufacturers Hanover Trust Company of California, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 6 5/8% Subordinated Notes due August 2007; its 7 1/8% Subordinated Notes due 2009; its 7 1/8% Subordinated Notes due 2011; its 6 5/8% Subordinated Notes, due October, 2007; and its 6 1/4% Subordinated Notes due 2008; First Supplemental Indenture thereto dated as of September 8, 1992; and Second Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998 10-K.

(m)

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

(n)

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

(o)

Restated Senior Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-47222.

(p)

Restated Subordinated Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-47222.

(q)

Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-65750.

(r)

Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-65750.

(s)

Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-70984.

(t)

First Supplemental Indenture dated as of December 14, 2001 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 7% Junior Subordinated Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 6, 2001.

(u)

Second Supplemental Indenture dated as of January 31, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 24, 2002.

(v)

Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 2, 2002.

Exhibit No.	Description
(w)

Fourth Supplemental Indenture dated as of April 30, 2003 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 5 7/8% Junior Subordinated Notes due 2033, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 23, 2003.

(x)

Fifth Supplemental Indenture dated as of November 3, 2004 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6% Junior Subordinated Notes due 2034, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated October 21, 2004.

(y)

Sixth Supplemental Indenture dated as of March 8, 2005 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 5 5/8% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated February 24, 2005.

(z)

Seventh Supplemental Indenture dated as of August 9, 2005 between the registrant and The Bank of New YorkTrust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 5 1/4% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 4, 2005.

(aa)

Eighth Supplemental Indenture dated as of August 25, 2005 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 17, 2005.

(bb)

Tenth Supplemental Indenture dated as of March 28, 2006 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6 1/4% Junior Subordinated Notes due 2055.

(cc)

Eleventh Supplemental Indenture dated as of May 23, 2006 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6 5/8% Junior Subordinated Notes due 2036.

(dd)

Twelfth Supplemental Indenture dated as of August 2, 2006 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6 7/8% Junior Subordinated Notes due 2055.

(ee)

Indenture dated as of November 26, 1996 between registrant (successor to Bank of Boston Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Debenture Trustee, pursuant to which registrant issued its 8.25% Junior Subordinated Deferrable Interest Debentures due 2026, incorporated by reference to Exhibit 4.1 to BankBoston Corporation’s Registration Statement on Form S-4 (File No. 333-19083); First Supplemental Indenture thereto dated as of October 1, 1999 and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(hh) of registrant’s 2004 Annual Report on Form 10-K dated March 1, 2005 (the “2004 10-K”).

(ff)

Indenture dated as of December 10, 1996 between registrant (successor to Bank of Boston Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Trustee, pursuant to which registrant issued its 7 3/4% Junior Subordinated Deferrable Interest Debentures due 2026, incorporated by reference to Exhibit 4.1 to BankBoston Corporation’s Registration Statement on Form S-4 (File No. 333-19111); First Supplemental Indenture thereto dated as of October 1, 1999 and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(ii) of the 2004 10-K.

(gg)

Indenture dated as of June 4, 1997 between registrant (successor to BankBoston Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Trustee, pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2027, incorporated by reference to Exhibit 4.1 to BankBoston Corporation’s Registration Statement on Form S-3 (File No. 333-27229); First Supplemental Indenture thereto dated as of October 1, 1999 and Second Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(jj) of the 2004 10-K.

(hh)

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

(ii)

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
(jj)

Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Trustee, incorporated by reference to Exhibit 4(b) of FleetBoston Financial Corporation’s Current Report on Form 8-K dated (File No. 1-6366) June 30, 2000.

(kk)

Second Supplemental Indenture dated as of September 17, 2001 to the Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 7.20% Junior Subordinated Deferrable Interest Debentures due 2031, incorporated by reference to Exhibit 2.6 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on September 21, 2001.

(ll)

Third Supplemental Indenture dated as of March 8, 2002 to the Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 7.20% Junior Subordinated Deferrable Interest Debentures due 2032, incorporated by reference to Exhibit 2.7 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on March 8, 2002.

(mm)

Fourth Supplemental Indenture dated as of July 31, 2003 to the Indenture dated as of June 30, 2000 between registrant (successor to FleetBoston Financial Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6.00% Junior subordinated Deferrable Interest Debentures due 2033, incorporated by reference to Exhibit 2.8 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on July 31, 2003.

(nn)

Fifth Supplemental Indenture dated as of March 18, 2004 to the Indenture dated as of June 30, 2000 between the registrant (successor to FleetBoston Financial Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4(rr) of the 2004 10-K.

(oo)

Indenture dated December 6, 1999 between registrant (successor to FleetBoston Corporation) and the Bank of New York*, as Trustee, pursuant to which registrant issued its 4 7/8% Senior Notes, due 2006; its 3.85% Senior Notes, due 2008; and its Senior Medium-Term Notes, Series T, incorporated by reference to Exhibit 4(a) to FleetBoston Financial Corporation’s Registration Statement on Form S-3 (File No. 333-72912); and First Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4.61 of registrant’s Registration Statement on Form S-3/A (File No. 333-112708).

(pp)

Indenture dated October 1, 1992 between registrant (successor to Fleet Financial Group, Inc.) and The First National Bank of Chicago (predecessor to J.P. Morgan Trust Company, N.A.), as Trustee, incorporated by reference to Exhibit 4(d) to Fleet Financial Group, Inc.’s Registration Statement on Form S-3/A (File No. 33-50216) pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2028; its 6½% Subordinated Notes, due 2008; its 6 3/8% Subordinated Notes, due 2008; its 6.70% Subordinated Notes, due 2028; and its 7 3/8% Subordinated Notes, due 2009; First Supplemental Indenture thereto dated as of November 30, 1992, incorporated by reference to Exhibit 4 of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-06366) filed December 2, 1992; and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4.59 of registrant’s Registration Statement on Form S-3/A (File No. 333-112708).

(qq)

Indenture dated as of September 29, 1992 between MBNA Corporation (predecessor to registrant) and Bankers Trust Company, pursuant to which MBNA issued its Senior Medium-Term Notes, Series F, incorporated by reference to Exhibit 4(a) to MBNA’s Registration Statement on Form S-3 (Registration No. 33-95600); and First Supplemental Indenture thereto dated as of December 21, 2005 between the registrant and Deutsche Bank Trust Company Americas (successor to Bankers Trust Company), incorporated by reference to Exhibit 4.32 to registrant’s Registration Statement on Form S-3 (Registration No. 333-130821).

(rr)

Indenture dated as of December 18, 1996 between registrant (successor to MBNA Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which MBNA issued its 8.278% Junior Subordinated Deferrable Interest Debentures, Series A, its Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, incorporated by reference to Exhibit 4(c) to MBNA’s Registration Statement on Form S-4/A (Registration No. 333-21181).

(ss)

First Supplemental Indenture dated as of June 27, 2002 to the Indenture dated as of December 18, 1996 between registrant (successor to MBNA Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which MBNA issued its 8.125% Junior Subordinated Debentures, Series D, incorporated by reference to Exhibit 4.2 to MBNA’s Current Report on Form 8-K (File No. 1-10683) filed June 26, 2002.

(tt)

Second Supplemental Indenture dated as of November 27, 2002 to the Indenture dated as of December 18, 1996 between registrant (successor to MBNA Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which MBNA issued its 8.10% Junior Subordinated Debentures, Series E, incorporated by reference to Exhibit 4.2 to MBNA’s Current Report on Form 8-K (File No. 1-10683) filed November 26, 2002.

(uu)

Third Supplemental Indenture dated as of December 21, 2005 to the Indenture dated as of December 18, 1996 among the registrant, MBNA Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York).

Exhibit No.	Description
(vv)

Agency Agreement dated as of July 17, 1997, between MBNA America Bank, N.A. (predecessor to Bank of America, N.A.), The First National Bank of Chicago (predecessor to Bank One Trust Company, N.A.), as Global Agent, and others, incorporated by reference to Exhibit 4.12 to MBNA Corporation’s 1999 Annual Report on Form 10-K (File No. 1-10683), as amended by Amendment No. 1 thereto dated as of April 10, 2001, incorporated by reference to Exhibit 4.12 to MBNA Corporation’s 2001 Annual Report on Form 10-K (File No. 1-10683) and Amendment No. 2 thereto dated as April 10, 2002, incorporated by reference to Exhibit 4.15 of MBNA Corporation’s 2002 Annual Report on Form 10-K (File No. 1-10683).

(ww)	Agency Agreement dated as of August 27, 2003 among MBNA Canada Bank, JPMorgan Chase Bank, as Global Agent, and others.
(xx)	Agency Agreement dated as of September 15, 2004 among MBNA Europe Funding PLC, Deutsche Bank Trust Company Americas, as Global Agent, and others.
(yy)

Fifth Supplemental Trust Deed dated as of September 24, 2004 between MBNA Europe Funding PLC, MBNA America Bank, N.A. (predecessor to Bank of America, N.A.), and Deutsche Trustee Company Limited, incorporated by reference to Exhibit 4 to MBNA Corporation’s Current Report on Form 8-K (File No. 1-10683) filed September 30, 2004

(zz)	Australian MTN Deed Poll dated as of May 18, 2006 granted by registrant.
(aaa)	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A.

The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
10(a)

NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant’s 1990 Annual Report on Form 10-K (the “1990 10-K”); Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s 1992 Annual Report on Form 10-K (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant’s 1994 Annual Report on Form 10-K (the “1994 10-K”); Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of the 1997 10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K; Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K (the “1999 10-K”); Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (the “2001 10-K”); and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(b) of registrant’s 2002 Annual Report on Form 10-K (the “2002 10-K”).

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

(e)

Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(e) of the registrant’s 2005 Annual Report on Form 10-K (the “2005 10-K”); and Amendment thereto dated December 15, 2006.

(f)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K.
(g)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005.
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

Exhibit No.	Description
(i)

Bank of America Corporation 2003 Key Associate Stock Plan, effective January 1, 2003, as amended and restated effective April 1, 2004, incorporated by reference to Exhibit 10(f) of registrant’s Registration Statement on Form S-4 (File No. 333-110924); Amendment thereto dated March 13, 2006; and form of Restricted Stock Units Award Agreement and form of Stock Option Award Agreement, each incorporated by reference to Exhibit 10(i) of the 2005 10-K.

(j)

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

(k)	Bank of America Corporation 2002 Associates Stock Option Plan, effective February 1, 2002, incorporated by reference to Exhibit 10(s) of the 2002 10-K.
(l)	Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K (the “2003 10-K”).
(m)

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

(n)	FleetBoston Amended and Restated 1992 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(s) of the 2004 10-K.
(o)

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

(p)

FleetBoston Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000, Amendment Two thereto effective January 1, 2002, Amendment Three thereto effective January 1, 2003, Amendment Four thereto effective January 1, 2003, and Amendment Five thereto effective December 31, 2004, incorporated by reference to Exhibit 10(v) of the 2004 10-K.

(q)

FleetBoston Retirement Income Assurance Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective November 1, 2001, Amendment Four thereto effective January 1, 2003, Amendment Five thereto effective December 16, 2003, and Amendment Six thereto effective December 31, 2004, incorporated by reference to Exhibit 10(w) of the 2004 10-K; and Amendment Seven thereto dated December 20, 2005, incorporated by reference to Exhibit 10(s) of the 2005 10-K.

(r)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2, incorporated by reference to Exhibit 10(x) of the 2004 10-K.
(s)	Trust Agreement for the FleetBoston Executive Supplemental Plan, incorporated by reference to Exhibit 10(y) of the 2004 10-K.
(t)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(z) of the 2004 10-K.
(u)

FleetBoston Directors Deferred Compensation and Stock Unit Plan, as amended by an amendment thereto effective as of July 1, 2000, a Second Amendment thereto effective as of January 1, 2003, a Third Amendment thereto dated April 14, 2003, and a Fourth Amendment thereto effective January 1, 2004, incorporated by reference to Exhibit 10(aa) of the 2004 10-K.

(v)	FleetBoston 1996 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(bb) of the 2004 10-K.
(w)

BankBoston Corporation and its Subsidiaries Deferred Compensation Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto, an Instrument thereto (providing for the cessation of accruals effective December 31, 2000) and an Amendment thereto dated December 24, 2001, incorporated by reference to Exhibit 10(cc) of the 2004 10-K.

(x)

BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment and a Fourth Amendment thereto, incorporated by reference to Exhibit 10(dd) of the 2004 10-K.

(y)	Description of BankBoston Supplemental Life Insurance Plan, incorporated by reference to Exhibit 10(ee) of the 2004 10-K.

Exhibit No.	Description
(z)

BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment thereto (assumed by FleetBoston on October 1, 1999) and an Instrument thereto, incorporated by reference to Exhibit 10(ff) of the 2004 10-K.

(aa)	Description of BankBoston Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(gg) of the 2004 10-K.
(bb)	BankBoston Director Stock Award Plan, incorporated by reference to Exhibit 10(hh) of the 2004 10-K.
(cc)	BankBoston Directors Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(ii) of the 2004 10-K.
(dd)	BankBoston, N.A. Directors’ Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(jj) of the 2004 10-K.
(ee)	BankBoston 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001, incorporated by reference to Exhibit 10(kk) of the 2004 10-K.
(ff)	Description of BankBoston Director Retirement Benefits Exchange Program, incorporated by reference to Exhibit 10(ll) of the 2004 10-K.
(gg)

Employment Agreement, dated as of March 14, 1999, between FleetBoston and Charles K. Gifford, as amended by an amendment thereto effective as of February 7, 2000, a Second Amendment thereto effective as of April 22, 2002, and a Third Amendment thereto effective as of October 1, 2002, incorporated by reference to Exhibit 10(mm) of the 2004 10-K.

(hh)	Form of Change in Control Agreement entered into with Charles K. Gifford, incorporated by reference to Exhibit 10(nn) of the 2004 10-K.
(ii)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment, incorporated by reference to Exhibit 10(oo) of the 2004 10-K.
(jj)

Employment Agreement dated October 27, 2003 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10(d) of registrant’s Registration Statement on Form S-4 (File No. 333-110924).

(kk)

Retirement Agreement dated January 26, 2005 between Bank of America Corporation and Charles K. Gifford, incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 26, 2005.

(ll)	Amendment to various FleetBoston stock option awards, dated March 25, 2004, incorporated by reference to Exhibit 10(ss) of the 2004 10-K.
(mm)	Cancellation Agreement dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 26, 2005.
(nn)

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