Form 10-Q
period 2007-03-31
BANK OF AMERICA CORP /DE/
filed 2007-05-09
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

On April 30, 2007, there were 4,437,771,404 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2007	2006
Interest income
Interest and fees on loans and leases	$12,884	$11,127
Interest on debt securities	2,380	3,014
Federal funds sold and securities purchased under agreements to resell	1,979	1,709
Trading account assets	2,273	1,548
Other interest income	1,044	727
Total interest income	20,560	18,125
Interest expense
Deposits	4,034	3,007
Short-term borrowings	5,318	4,309
Trading account liabilities	892	517
Long-term debt	2,048	1,516
Total interest expense	12,292	9,349
Net interest income	8,268	8,776

Noninterest income
Card income	3,333	3,434
Service charges	2,072	1,901
Investment and brokerage services	1,149	1,103
Investment banking income	638	501
Equity investment gains	1,014	718
Trading account profits	872	1,060
Mortgage banking income	213	137
Other income	534	47
Total noninterest income	9,825	8,901
Total revenue	18,093	17,677

Provision for credit losses	1,235	1,270

Gains on sales of debt securities	62	14

Noninterest expense
Personnel	5,025	4,813
Occupancy	713	701
Equipment	350	344
Marketing	555	575
Professional fees	229	218
Amortization of intangibles	389	440
Data processing	437	410
Telecommunications	251	220
Other general operating	1,037	1,105
Merger and restructuring charges	111	98
Total noninterest expense	9,097	8,924
Income before income taxes	7,823	7,497
Income tax expense	2,568	2,511
Net income	$5,255	$4,986
Net income available to common shareholders	$5,209	$4,981
Per common share information
Earnings	$1.18	$1.08
Diluted earnings	$1.16	$1.07
Dividends paid	$0.56	$0.50
Average common shares issued and outstanding (in thousands)	4,432,664	4,609,481
Average diluted common shares issued and outstanding (in thousands)	4,497,028	4,666,405

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet

(Dollars in millions)	March 31 2007	December 31 2006
Assets
Cash and cash equivalents	$31,549	$36,429
Time deposits placed and other short-term investments	12,037	13,952
Federal funds sold and securities purchased under agreements to resell (includes $1,490 measured at fair value at March 31, 2007 and $138,639 and $135,409 pledged as collateral)	138,646	135,478
Trading account assets (includes $70,501 and $92,274 pledged as collateral)	174,218	153,052
Derivative assets	25,279	23,439
Debt securities:
Available-for-sale (includes $127,143 and $83,785 pledged as collateral)	180,961	192,806
Held-to-maturity, at cost (market value—$925 and $40)	925	40
Total debt securities	181,886	192,846
Loans and leases (includes $3,859 measured at fair value at March 31, 2007 and $42,306 and $14,290 pledged as collateral)	723,633	706,490
Allowance for loan and lease losses	(8,732)	(9,016)
Loans and leases, net of allowance	714,901	697,474
Premises and equipment, net	9,271	9,255
Mortgage servicing rights (includes $2,963 and $2,869 measured at fair value)	3,141	3,045
Goodwill	65,696	65,662
Intangible assets	9,217	9,422
Other assets (includes $27,565 measured at fair value at March 31, 2007)	136,316	119,683
Total assets	$1,502,157	$1,459,737
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$174,082	$180,231
Interest-bearing (includes $554 measured at fair value at March 31, 2007)	425,197	418,100
Deposits in foreign offices:
Noninterest-bearing	3,346	4,577
Interest-bearing	90,176	90,589
Total deposits	692,801	693,497
Federal funds purchased and securities sold under agreements to repurchase	234,413	217,527
Trading account liabilities	77,289	67,670
Derivative liabilities	17,946	16,339
Commercial paper and other short-term borrowings	156,844	141,300
Accrued expenses and other liabilities (includes $377 measured at fair value at March 31, 2007 and $374 and $397 of reserve for unfunded lending commitments)	35,446	42,132
Long-term debt	152,562	146,000
Total liabilities	1,367,301	1,324,465

Commitments and contingencies (Notes 8 and 10)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—121,739 shares	2,851	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized—7,500,000,000 shares; issued and outstanding—4,439,069,837 and 4,458,151,391 shares	60,536	61,574
Retained earnings	79,996	79,024
Accumulated other comprehensive income (loss)	(7,660)	(7,711)
Other	(867)	(466)
Total shareholders’ equity	134,856	135,272
Total liabilities and shareholders’ equity	$1,502,157	$1,459,737

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533
Net income				4,986			4,986	$4,986
Net changes in unrealized losses on available-for-sale debt and marketable equity securities					(2,019)		(2,019)	(2,019)
Net changes in unrealized gains on foreign currency translation adjustments					42		42	42
Net changes in derivatives					552		552	552
Cash dividends paid:
Common				(2,329)			(2,329)
Preferred				(5)			(5)
Common stock issued under employee plans and related tax benefits		38,935	1,704			(346)	1,358
Stock issued in acquisition (2)		631,145	29,377				29,377
Common stock repurchased		(88,450)	(4,069)				(4,069)
Balance, March 31, 2006	$271	4,581,318	$68,705	$70,204	$(8,981)	$(773)	$129,426	$3,561
Balance, December 31, 2006	$2,851	4,458,151	$61,574	$79,024	$(7,711)	$(466)	$135,272
Cumulative adjustment for accounting changes (3):
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				5,255			5,255	$5,255
Net changes in unrealized losses on available-for-sale debt and marketable equity securities					(108)		(108)	(108)
Net changes in unrealized losses on foreign currency translation adjustments					(12)		(12)	(12)
Net changes in derivatives					140		140	140
Amortization of costs included in net periodic benefit costs					31		31	31
Cash dividends paid:
Common				(2,502)			(2,502)
Preferred				(46)			(46)
Common stock issued under employee plans and related tax benefits		28,919	1,468			(401)	1,067
Common stock repurchased		(48,000)	(2,506)				(2,506)
Balance, March 31, 2007	$2,851	4,439,070	$60,536	$79,996	$(7,660)	$(867)	$134,856	$5,306

(1)

At March 31, 2007 and December 31, 2006, accumulated other comprehensive income (loss) (OCI) includes net gains (losses) on derivatives of $(3,557) million and $(3,697) million; net unrealized gains (losses) on available-for-sale (AFS) debt and marketable equity securities of $(2,841) million and $(2,733) million; unamortized net periodic benefit costs of $(1,397) million and $(1,428) million, and net unrealized gains (losses) on foreign currency translation adjustments of $135 million and $147 million. Amounts shown are net of tax. For additional information on accumulated OCI, see Note 11 of the Consolidated Financial Statements.

(2)	Includes adjustment for the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million.
(3)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 of the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Operating activities
Net income	$5,255	$4,986
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,235	1,270
Gains on sales of debt securities	(62)	(14)
Depreciation and premises improvements amortization	275	278
Amortization of intangibles	389	440
Deferred income tax expense	244	326
Net (increase) decrease in trading and derivative instruments	(8,356)	18,388
Net increase in other assets	(12,126)	(15,790)
Net increase (decrease) in accrued expenses and other liabilities	(6,740)	487
Other operating activities, net	255	(1,873)
Net cash provided by (used in) operating activities	(19,631)	8,498
Investing activities
Net decrease in time deposits placed and other short-term investments	1,927	2,671
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(3,348)	12,704
Proceeds from sales of available-for-sale debt securities	4,173	7,032
Proceeds from paydowns and maturities of available-for-sale debt securities	5,157	5,357
Purchases of available-for-sale debt securities	(2,934)	(26,548)
Proceeds from maturities of held-to-maturity debt securities	24	—
Proceeds from sales of loans and leases	17,527	6,819
Other changes in loans and leases, net	(44,304)	(16,442)
Net (purchases) dispositions of premises and equipment	(358)	140
Proceeds from sales of foreclosed properties	38	32
(Acquisition) divestiture of business activities, net	(460)	(3,519)
Other investing activities, net	(2,040)	(380)
Net cash used in investing activities	(24,598)	(12,134)
Financing activities
Net increase in deposits	4,471	19,021
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	16,985	(4,521)
Net increase (decrease) in commercial paper and other short-term borrowings	15,617	(18,828)
Proceeds from issuance of long-term debt	16,927	10,197
Retirement of long-term debt	(10,050)	(1,330)
Proceeds from issuance of common stock	323	948
Common stock repurchased	(2,506)	(4,069)
Cash dividends paid	(2,548)	(2,334)
Excess tax benefits of share-based payments	148	75
Other financing activities, net	(10)	50
Net cash provided by (used in) financing activities	39,357	(791)
Effect of exchange rate changes on cash and cash equivalents	(8)	3
Net decrease in cash and cash equivalents	(4,880)	(4,424)
Cash and cash equivalents at January 1	36,429	36,999
Cash and cash equivalents at March 31	$31,549	$32,575

During the three months ended March 31, 2007, the Corporation sold its operations in Chile and Uruguay for equity in Banco Itaú Holding Financeira S.A. and its assets in BankBoston Argentina for the assumption of its liabilities. The total assets and liabilities in these divestitures were $6.1 billion and $5.6 billion.

During the three months ended March 31, 2007, there were $3.7 billion of AFS debt securities that were transferred to trading account assets following the adoption of SFAS 159.

The fair values of noncash assets acquired and liabilities assumed in the MBNA merger were $83.3 billion and $50.4 billion at January 1, 2006.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion were issued in connection with the MBNA merger at January 1, 2006.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation), through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2007, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A.

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

Effective January 1, 2007, the Corporation changed its basis of presentation for its business segments. For additional information see Note 16 of the Consolidated Financial Statements.

Prior period amounts have been reclassified to conform to current period presentation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 reduced the beginning balance of retained earnings as of January 1, 2007 by $208 million, net of tax. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. For additional information on the fair value of certain financial assets and liabilities, see Note 14 of the Consolidated Financial Statements.

Effective January 1, 2007, the Corporation adopted FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. The adoption of FSP 13-2 reduced the beginning balance of retained earnings as of January 1, 2007 by $1,381 million, net of tax, with a corresponding offset decreasing the net investment in leveraged leases recorded as part of loans and leases. Following the adoption, if during the remainder of the lease term the timing of the income tax cash flows generated by the leveraged leases are revised as a result of final determination by the Internal Revenue Service of certain leveraged leases or management changes its assumption about the timing of the tax cash flows, the rate of return shall be recalculated from the inception of the lease using the revised assumption and the change in the net investment shall be recognized as a gain or loss in the year in which the assumption is changed.

Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption of FIN 48 reduced the beginning balance of retained earnings as of January 1, 2007 by $146 million and increased goodwill by $52 million. For additional information on income taxes, see Note 13 of the Consolidated Financial Statements.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

NOTE 2 – MBNA Merger and Restructuring Activity

On January 1, 2006, the Corporation acquired 100 percent of the outstanding stock of MBNA through a tax-free merger. MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

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

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Severance and employee-related charges	$12	$20
Systems integrations and related charges	79	48
Other	20	30
Total merger and restructuring charges	$111	$98

Exit Cost and Restructuring Reserves

As of December 31, 2006, there were $125 million of exit cost reserves, including $121 million for severance, relocation and other employee-related expenses and $4 million for contract terminations. Cash payments of $26 million during the three months ended March 31, 2007 consisted of $24 million of severance, relocation and other employee-related costs and $2 million of contract terminations. The impact of these items reduced the balance in the liability to $99 million at March 31, 2007.

As of December 31, 2006, there were $67 million of restructuring reserves remaining, including $58 million related to severance and other employee-related expenses and $9 million related to contract terminations. During the three months ended March 31, 2007, $11 million was recorded to the restructuring reserves. During the three months ended March 31, 2007, cash payments of $28 million for severance and other employee-related costs and $5 million of contract terminations have reduced this liability. The net impact of these items resulted in a balance of $45 million at March 31, 2007.

Payments under exit cost and restructuring reserves associated with the MBNA merger are expected to be substantially completed in 2007. The following table presents the changes in exit cost and restructuring reserves for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2007	2006	2007	2006
Balance, January 1,	$125	$—	$67	$—
MBNA exit costs	—	269	—	—
Restructuring charges	—	—	11	34
Cash payments	(26)	(22)	(33)	—
Balance, March 31	$99	$247	$45	$34

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.
(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at March 31, 2007 and December 31, 2006.

	March 31	December 31
(Dollars in millions)	2007	2006
Trading account assets
Corporate securities, trading loans and other	$63,705	$53,923
U.S. government and agency securities (1)	43,629	36,656
Equity securities	31,362	27,103
Mortgage trading loans and asset-backed securities	16,111	15,449
Foreign sovereign debt	19,411	19,921
Total trading account assets	$174,218	$153,052
Trading account liabilities
U.S. government and agency securities	$32,713	$26,760
Equity securities	26,540	23,908
Foreign sovereign debt	10,133	9,261
Corporate securities and other	7,903	7,741
Total trading account liabilities	$77,289	$67,670

(1)	Includes $23.0 billion and $22.7 billion at March 31, 2007 and December 31, 2006 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. Government.

NOTE 4 – Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) accounting purposes. Derivatives held for trading purposes are included in derivative assets or derivative liabilities with changes in fair value reflected in trading account profits. Other derivatives that are used as economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in derivative assets or derivative liabilities with changes in fair value recorded in mortgage banking income or other income. A detailed discussion of derivative trading activities and asset and liability management (ALM) activities are presented in Notes 1 and 4 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

The following table presents the contract/notional amounts and credit risk amounts at March 31, 2007 and December 31, 2006 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At March 31, 2007 and December 31, 2006, the cash collateral applied against derivative assets on the Consolidated Balance Sheet was $8.7 billion and $7.3 billion. In addition, at March 31, 2007 and December 31, 2006, the cash collateral placed against derivative liabilities was $6.0 billion and $6.5 billion.

	March 31, 2007		December 31, 2006
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$19,305,549	$9,834	$18,185,655	$9,601
Futures and forwards	2,690,359	56	2,283,579	103
Written options	1,264,115	—	1,043,933	—
Purchased options	1,645,827	1,808	1,308,888	2,212
Foreign exchange contracts
Swaps	492,428	4,292	451,462	4,241
Spot, futures and forwards	1,378,049	2,296	1,234,009	2,995
Written options	421,185	—	464,420	—
Purchased options	494,530	1,079	414,004	1,391
Equity contracts
Swaps	47,308	1,225	32,247	577
Futures and forwards	22,511	31	19,947	24
Written options	197,572	—	102,902	—
Purchased options	233,146	10,759	104,958	7,513
Commodity contracts
Swaps	6,565	948	4,868	1,129
Futures and forwards	18,481	6	13,513	2
Written options	12,484	—	9,947	—
Purchased options	10,663	199	6,796	184
Credit derivatives	2,025,200	1,482	1,497,869	756
Credit risk before cash collateral		34,015		30,728
Less: Cash collateral applied		8,736		7,289
Total derivative assets		$25,279		$23,439

The average fair value of derivative assets, less cash collateral, for the three months ended March 31, 2007 and December 31, 2006 was $25.1 billion and $24.3 billion. The average fair value of derivative liabilities for the three months ended March 31, 2007 and December 31, 2006 was $17.7 billion and $17.1 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated other comprehensive income (OCI) of approximately $1.0 billion ($653 million after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in earnings (1)	$2	$(19)
Cash flow hedges
Hedge ineffectiveness recognized in earnings (1)	—	(1)
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within accumulated OCI	(35)	10

(1)	Hedge ineffectiveness was recognized within net interest income in the Consolidated Statement of Income for the three months ended March 31, 2007 and 2006.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt and marketable equity securities, and held-to-maturity debt securities at March 31, 2007 and December 31, 2006 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, March 31, 2007
U.S. Treasury securities and agency debentures	$692	$—	$(6)	$686
Mortgage-backed securities	157,148	3	(4,490)	152,661
Foreign securities	7,935	2	(44)	7,893
Corporate/Agency bonds	4,151	—	(73)	4,078
Other taxable securities (1)	9,814	9	(48)	9,775
Total taxable securities	179,740	14	(4,661)	175,093
Tax-exempt securities	5,887	12	(31)	5,868
Total available-for-sale debt securities	$185,627	$26	$(4,692)	$180,961
Available-for-sale marketable equity securities (2)	$2,648	$184	$(73)	$2,759

Available-for-sale debt securities, December 31, 2006
U.S. Treasury securities and agency debentures	$697	$—	$(9)	$688
Mortgage-backed securities	161,693	4	(4,804)	156,893
Foreign securities	12,126	2	(78)	12,050
Corporate/Agency bonds	4,699	—	(96)	4,603
Other taxable securities (1)	12,077	10	(38)	12,049
Total taxable securities	191,292	16	(5,025)	186,283
Tax-exempt securities	6,493	64	(34)	6,523
Total available-for-sale debt securities	$197,785	$80	$(5,059)	$192,806
Available-for-sale marketable equity securities (2)	$2,799	$408	$(10)	$3,197

Held-to-maturity debt securities, March 31, 2007
Taxable securities	$909	$—	$—	$909
Tax-exempt securities	16	—	—	16
Total held-to-maturity debt securities	$925	$—	$—	$925

Held-to-maturity debt securities, December 31, 2006
Taxable securities	$1	$—	$—	$1
Tax-exempt securities	39	—	—	39
Total held-to-maturity debt securities	$40	$—	$—	$40

(1)	Includes asset-backed securities.
(2)	Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet.

At March 31, 2007 and December 31, 2006, accumulated net unrealized losses on AFS debt and marketable equity securities included in accumulated OCI were $2.8 billion and $2.9 billion, net of the related income tax benefit of $1.8 billion and $1.7 billion, respectively. Effective January 1, 2007, the Corporation redesignated $909 million of securities at amortized cost from AFS to held-to-maturity.

For all AFS debt and marketable equity securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery.

Strategic Investments

The Corporation owns approximately nine percent, or 19.1 billion shares, of the stock of China Construction Bank (CCB) which is recorded in other assets. These shares are accounted for at cost as they are non-transferable until October 2008. The Corporation also holds an option to increase its ownership interest in CCB to 19.9 percent. This option expires in February 2011.

Additionally, the Corporation owns $2.6 billion in preferred stock of Banco Itaú Holding Financeira S.A. (Banco Itaú), which is recorded in other assets. These shares are accounted for at cost as they are non-transferable until May 2009.

The shares of CCB and Banco Itaú are currently carried at cost but, as required by GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI beginning in the fourth quarter of 2007 and second quarter of 2008, respectively. The fair values of the CCB shares and Banco Itaú shares were approximately $10.9 billion and $3.1 billion at March 31, 2007.

For additional information on securities, see Notes 1 and 5 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at March 31, 2007 and December 31, 2006 were:

(Dollars in millions)	March 31 2007	December 31 2006
Consumer
Residential mortgage	$254,845	$241,181
Credit card—domestic	54,490	61,195
Credit card—foreign	11,430	10,999
Home equity (1)	91,725	87,896
Direct/Indirect consumer (1)	62,124	55,501
Other consumer (1, 2)	8,189	8,933
Total consumer	482,803	465,705
Commercial
Commercial—domestic	160,190	161,982
Commercial real estate (3)	36,022	36,258
Commercial lease financing	19,988	21,864
Commercial—foreign	20,771	20,681
Total commercial loans measured at historical cost	236,971	240,785
Commercial loans measured at fair value (4)	3,859	n/a
Total commercial	240,830	240,785
Total loans and leases	$723,633	$706,490

(1)	Home equity loans of $13.0 billion at December 31, 2006 have been reclassified to home equity from direct/indirect consumer and other consumer to conform to the current period presentation.
(2)	Includes foreign consumer loans of $4.7 billion and $6.2 billion, and consumer finance loans of $3.5 billion and $2.8 billion at March 31, 2007 and December 31, 2006.
(3)	Includes domestic commercial real estate loans of $35.4 billion and $35.7 billion, and foreign commercial real estate loans of $606 million and $578 million at March 31, 2007 and December 31, 2006.
(4)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $2.75 billion, commercial — foreign loans of $932 million and commercial real estate loans of $179 million at March 31, 2007. See Note 14 of the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a	= not applicable

The following table presents the recorded loan amounts, without consideration for the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at March 31, 2007 and December 31, 2006. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

(Dollars in millions)	March 31 2007	December 31 2006
Commercial—domestic	$513	$586
Commercial real estate	189	118
Commercial—foreign	29	13
Total impaired loans	$731	$717

At March 31, 2007 and December 31, 2006, nonperforming loans and leases, including impaired and nonaccrual consumer loans, totaled $2.0 billion and $1.8 billion. In addition, included in other assets were consumer and commercial nonperforming loans held-for-sale of $94 million and $80 million at March 31, 2007 and December 31, 2006.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Allowance for loan and lease losses, January 1	$9,016	$8,045
Transition adjustment due to the adoption of SFAS 159	(32)	—
MBNA balance, January 1, 2006	—	577
Loans and leases charged off	(1,743)	(1,117)
Recoveries of loans and leases previously charged off	316	295
Net charge-offs	(1,427)	(822)
Provision for loan and lease losses	1,228	1,270
Other	(53)	(3)
Allowance for loan and lease losses, March 31	8,732	9,067
Reserve for unfunded lending commitments, January 1	397	395
Transition adjustment due to the adoption of SFAS 159	(28)	—
Provision for unfunded lending commitments	7	—
Other	(2)	—
Reserve for unfunded lending commitments, March 31	374	395
Total allowance for credit losses	$9,106	$9,462

NOTE 8 – Securitizations

The Corporation securitizes credit card, other consumer and commercial loans. With each securitization the Corporation may retain all or a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, cash reserve accounts, all of which are known as retained interests. These retained interests are carried at fair value or amounts that approximate fair value. Changes in the fair value of the credit card interest-only strips are recorded in card income. For all other retained interests the changes in fair value are recorded in accumulated OCI. The securitized loans may be serviced by the Corporation or by third parties.

The Corporation also uses other special purpose financing entities to access the commercial paper market for other lending, leasing and real estate activities.

As of March 31, 2007 and December 31, 2006 the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts were $97.9 billion and $96.8 billion. Key assumptions used in measuring the fair value of certain interests that continue to be held by the Corporation (included in other assets) from credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

(Dollars in millions)	March 31 2007	December 31 2006
Carrying amount of residual interests (at fair value) (1)	$2,935	$2,929
Balance of unamortized securitized loans	99,507	98,295
Weighted average life to call or maturity (in years)	0.3	0.3
Monthly payment rate	11.0-16.7%	11.2-19.8%
Impact on fair value of 10% favorable change	$56	$43
Impact on fair value of 25% favorable change	162	133
Impact on fair value of 10% adverse change	(41)	(38)
Impact on fair value of 25% adverse change	(92)	(82)
Expected credit losses (annual rate)	3.3-6.0%	3.8-5.8%
Impact on fair value of 10% favorable change	$107	$86
Impact on fair value of 25% favorable change	268	218
Impact on fair value of 10% adverse change	(107)	(85)
Impact on fair value of 25% adverse change	(268)	(211)
Residual cash flows discount rate (annual rate)	12.0%	12.5%
Impact on fair value of 100 bps favorable change	$14	$12
Impact on fair value of 200 bps favorable change	21	17
Impact on fair value of 100 bps adverse change	(16)	(14)
Impact on fair value of 200 bps adverse change	(32)	(27)

(1)

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $44.7 billion and $39.1 billion for the three months ended March 31, 2007 and 2006. Contractual credit card servicing fee income totaled $509 million and $440 million for the three months ended March 31, 2007 and 2006. Other cash flows received on credit card securitization interests that continued to be held by the Corporation were $1.7 billion and $1.8 billion for the three months ended March 31, 2007 and 2006.

Variable Interest Entities

At March 31, 2007 and December 31, 2006, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” were reflected in AFS and held-to-maturity debt securities, other assets, and commercial paper and other short-term borrowings. As of March 31, 2007 and December 31, 2006, the Corporation held $10.6 billion and $10.5 billion of assets in these entities, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments would be approximately $13.2 billion and $12.9 billion. In addition, the Corporation had net investments in leveraged lease trusts totaling $6.5 billion and $8.6 billion at March 31, 2007 and

December 31, 2006. These amounts, which were reflected in loans and leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of March 31, 2007 and December 31, 2006, the amount of assets of these entities was $3.2 billion and $3.3 billion, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum possible loss exposure would be $1.5 billion and $1.6 billion.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to or invests in other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at March 31, 2007 and December 31, 2006 were approximately $54.1 billion and $51.9 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $33 million and $29 million for the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these VIEs would be approximately $51.7 billion and $46.0 billion, which is net of amounts syndicated.

Management does not believe losses resulting from the Corporation’s involvement with the entities discussed above will be material. See Notes 1 and 9 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K for additional discussion of special purpose financing entities.

NOTE 9 – Goodwill and Intangibles

The following table presents allocated goodwill at March 31, 2007 and December 31, 2006 for each business segment and All Other.

(Dollars in millions)	March 31 2007	December 31 2006
Global Consumer and Small Business Banking	$38,813	$38,760
Global Corporate and Investment Banking	21,425	21,420
Global Wealth and Investment Management	5,243	5,243
All Other	215	239
Total goodwill	$65,696	$65,662

The gross carrying values and accumulated amortization related to intangible assets at March 31, 2007 and December 31, 2006 are presented below:

	March 31, 2007		December 31, 2006
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,791	$1,360	$6,790	$1,159
Core deposit intangibles	3,847	2,503	3,850	2,396
Affinity relationships	1,675	259	1,650	205
Other intangibles	1,686	660	1,525	633
Total intangible assets	$13,999	$4,782	$13,815	$4,393

Amortization of intangibles expense was $389 million and $440 million for the three months ended March 31, 2007 and 2006. The Corporation estimates that aggregate amortization expense is expected to be approximately $370 million, $360 million, and $350 million for the second, third and fourth quarters of 2007. In addition, the Corporation estimates the aggregate amortization expense will be approximately $1.3 billion, $1.2 billion, $1.0 billion, $900 million and $800 million for 2008 through 2012, respectively.

NOTE 10 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. For additional information on commitments to extend credit, see Note 13 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $36.4 billion and $30.5 billion at March 31, 2007 and December 31, 2006. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at March 31, 2007 and December 31, 2006 was $782 million and $444 million. At March 31, 2007, the carrying amount included deferred revenue of $31 million, a reserve for unfunded lending commitments of $374 million and the fair value of certain unfunded commitments of $377 million that are recorded in accrued expenses and other liabilities. See Note 14 of the Consolidated Financial Statements for additional information on the adoption of SFAS 159. At March 31, 2007, the notional amount of total legally binding commitments measured at fair value in accordance with SFAS 159 was $21.5 billion. The table below only reflects the commitments notional value and excludes the fair value adjustments of $377 million. At December 31, 2006, the carrying amount included deferred revenue of $47 million and a reserve for unfunded lending commitments of $397 million.

(Dollars in millions)	March 31 2007	December 31 2006
Loan commitments (1)	$346,384	$338,205
Home equity lines of credit	102,726	98,200
Standby letters of credit and financial guarantees	53,235	53,006
Commercial letters of credit	4,308	4,482
Legally binding commitments	506,653	493,893
Credit card lines	869,826	853,592
Total credit extension commitments	$1,376,479	$1,347,485

(1)	Included at March 31, 2007 and December 31, 2006, were equity commitments of $1.7 billion and $2.8 billion, related to obligations to further fund equity investments.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

At March 31, 2007 and December 31, 2006, charge cards (nonrevolving card lines) to individuals and government entities, both of which are guaranteed by the U.S. government, in the amount of $9.6 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $212 million and $193 million at March 31, 2007 and December 31, 2006.

At March 31, 2007, the Corporation had whole mortgage loan purchase commitments of $4.4 billion and whole loan sale commitments of $415 million, all of which will settle in the second quarter of 2007. At December 31, 2006, the Corporation had whole mortgage loan purchase commitments of $8.5 billion, all of which settled in the first quarter of 2007.

At March 31, 2007 the Corporation had home equity loan purchase commitments of $1.3 billion, all of which will settle in the second quarter of 2007. At December 31, 2006 the Corporation had home equity loan purchase commitments of $362 million, all of which settled in the first quarter of 2007.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.2 billion, $1.2 billion, $1.1 billion, $970 million, and $840 million for 2007 through 2011, respectively, and $6.2 billion for all years thereafter.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period ending June 30, 2010. In 2006, the Corporation purchased $7.5 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $5.0 billion of such loans for the period July 1, 2006 through June 30, 2007, of which $2.5 billion is still outstanding at March 31, 2007, and up to $10.0 billion in each of the agreement’s following three fiscal years. As of March 31, 2007, the remaining commitment amount was $32.5 billion.

Other Guarantees

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended March 31, 2007 and 2006, the Corporation processed $82.8 billion and $88.3 billion of transactions and recorded losses as a result of these chargebacks of $4 million each.

At March 31, 2007 and December 31, 2006, the Corporation held as collateral approximately $26 million and $32 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2007 and December 31, 2006, the maximum potential exposure totaled approximately $162.3 billion and $176.0 billion.

For additional information on other guarantees, see Note 13 of the Consolidated Financial Statements on the Corporation’s 2006 Annual Report on Form 10-K. For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 9 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

In re Initial Public Offering Securities Litigation

In In re Initial Public Offering Securities Litigation, on April 6, 2007, the U.S. Court of Appeals for the Second Circuit (Second Circuit) panel that vacated the district court’s class certification order denied the plaintiffs’ motion to reconsider its ruling. The plaintiffs’ petition for rehearing by the full Second Circuit is pending.

Miller

In Paul J. Miller v. Bank of America, N.A., on March 21, 2007, the California Supreme Court granted plaintiff’s petition to review the California Court Appeal’s decision reversing the trial court’s judgment.

Parmalat Finanziaria S.p.A.

In Food Holdings Ltd., et al. v. Bank of America Corp., et al., on February 28, 2007, the U.S. District Court for the Southern District of New York granted in part and denied in part the Corporation’s motion to dismiss by dismissing three of the eight counts of the complaint consisting of the claims for (1) aiding and abetting breach of fiduciary duty,

(2) civil conspiracy, and (3) a request for declaratory judgment regarding the enforcement of the Corporation’s claims in the insolvency proceedings of such entities. In Parmalat Capital Finance Limited v. Bank of America Corp. et al., on February 28, 2007, the court granted the Corporation’s motion to dismiss claims based on allegations of fraud, but allowed the other claims to remain.

Refco

On April 30, 2007, the district court dismissed the claims against BAS relating to Refco’s senior subordinated notes offering in August 2004.

NOTE 11 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The following table presents share repurchase activity for the three months ended March 31, 2007 and 2006, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
(Dollars in millions, except per share information; shares in thousands)			Amounts	Shares
January 1-31, 2007	11,800	$53.17	$18,246	251,288
February 1-28, 2007	17,750	53.04	17,304	233,538
March 1-31, 2007	18,450	50.86	16,366	215,088
Three months ended March 31, 2007	48,000	52.23

	Common Shares Repurchased (3)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
(Dollars in millions, except per share information; shares in thousands)			Amounts	Shares
January 1-31, 2006	4,500	$44.61	$9,717	149,688
February 1-28, 2006	5,000	45.29	9,491	144,688
March 1-31, 2006	78,950	46.15	5,847	65,738
Three months ended March 31, 2006	88,450	46.02

(1)

Reduced shareholders’ equity by $2.5 billion and increased diluted earnings per common share by less than $0.01 for the three months ended March 31, 2007. These repurchases were partially offset by the issuance of approximately 28.9 million shares of common stock under employee plans, which increased shareholders’ equity by $1.1 billion, net of $401 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.01 for the three months ended March 31, 2007.

(2)

On January 24, 2007, the Board of Directors (the Board) authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion and is limited to a period of 12 to 18 months. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 12 to 18 months. On March 22, 2005, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months. This repurchase plan was completed during the second quarter of 2006.

(3)

Reduced shareholders’ equity by $4.1 billion and increased diluted earnings per common share by $0.01 for the three months ended March 31, 2006. These repurchases were partially offset by the issuance of approximately 38.9 million shares of common stock under employee plans, which increased shareholders’ equity by $1.4 billion, net of $346 million of deferred compensation related to restricted stock awards, and had no effect on diluted earnings per common share for the three months ended March 31, 2006.

The Corporation may repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. The Corporation expects to continue to repurchase a number of shares of common stock at least equal to any shares issued under the Corporation’s employee stock plans.

In January 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on March 23, 2007 to common shareholders of record on March 2, 2007.

Accumulated OCI

The following table presents the changes in accumulated OCI for the three months ended March 31, 2007 and 2006, net of tax:

(Dollars in millions)	Securities (1, 2)	Derivatives (3)	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI	98	31	—	(25)	104
Net realized (gains) losses reclassified into earnings (4)	(206)	109	31	13	(53)
Balance, March 31, 2007	$(2,841)	$(3,557)	$(1,397)	$135	$(7,660)

Balance, December 31, 2005	$(2,978)	$(4,338)	$(118)	$(122)	$(7,556)
Net change in fair value recorded in accumulated OCI	(1,893)	489	—	42	(1,362)
Net realized (gains) losses reclassified into earnings (4)	(126)	63	—	—	(63)
Balance, March 31, 2006	$(4,997)	$(3,786)	$(118)	$(80)	$(8,981)

(1)

For the three months ended March 31, 2007 and 2006, the Corporation reclassified net realized gains into earnings on the sale of AFS debt securities of $39 million and $9 million net of tax, and gains on the sales of AFS marketable equity securities of $167 million and $117 million net of tax.

(2)

Accumulated OCI includes fair value loss of $29 million and a fair value gain of $170 million net of tax on certain retained interests in the Corporation’s securitization transactions at March 31, 2007 and 2006.

(3)	The amount included in accumulated OCI for terminated derivative contracts were losses of $3.4 billion and $2.5 billion, net of tax, at March 31, 2007 and 2006.
(4)

Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes gains (losses) on AFS debt and marketable equity securities. These amounts are reclassified into earnings upon sale of the related security.

Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2007 and 2006 is presented below:

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2007	2006
Earnings per common share
Net income	$5,255	$4,986
Preferred stock dividends	(46)	(5)
Net income available to common shareholders	$5,209	$4,981
Average common shares issued and outstanding	4,432,664	4,609,481
Earnings per common share	$1.18	$1.08

Diluted earnings per common share
Net income available to common shareholders	$5,209	$4,981
Average common shares issued and outstanding	4,432,664	4,609,481
Dilutive potential common shares (1, 2)	64,364	56,924
Total diluted average common shares issued and outstanding	4,497,028	4,666,405
Diluted earnings per common share	$1.16	$1.07

(1)

For the three months ended March 31, 2007 and 2006, average options to purchase 17 million and 60 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 12 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The Bank of America Pension Plan (the Pension Plan) allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. A detailed discussion of these plans is presented in Note 16 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

Net periodic benefit cost (income) for the three months ended March 31, 2007 and 2006 included the following components:

	Three Months Ended March 31
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost (income)
Service cost	$86	$82	$3	$3	$3	$4
Interest cost	180	168	18	22	22	22
Expected return on plan assets	(316)	(260)	—	—	(2)	(2)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost (credits)	12	10	(2)	(2)	—	—
Recognized net actuarial loss (gain)	33	53	5	5	(6)	13
Net periodic benefit cost (income)	$(5)	$53	$24	$28	$25	$45

During 2007, the Corporation expects to contribute $97 million and $95 million to its Nonqualified Pension Plans and Postretirement Health and Life Plans. At March 31, 2007, the Corporation had contributed $57 million and $24 million to these plans.

NOTE 13 – Income Taxes

Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). As of January 1, 2007, the balance of the Corporation’s UTBs, excluding any related accrual for interest, was $2.7 billion, of which $1.5 billion would, if recognized, affect the Corporation’s effective tax rate. Included in the $2.7 billion UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, and the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction.

As of January 1, 2007, the Corporation’s accrual for interest and penalties that relate to income taxes, net of taxes and payments on deposit to taxing authorities, was $769 million, including applicable interest on leveraged lease positions. Under FIN 48 the Corporation continues its policy of accruing income-tax-related interest and penalties (if applicable) within income tax expense.

The Internal Revenue Service is currently examining the Corporation’s federal income tax returns for the years 2000 through 2004. It is anticipated that the examination phase related to the years 2000 through 2002 will be completed during 2007, but management does not believe that this event will cause a significant change in the UTB balance. However, final determination will decrease the UTB balance, since resolved items would be removed whether their resolution resulted in payment or recognition. In addition, the federal income tax returns of FleetBoston Financial Corporation are currently under examination for the years 1997 through March 31, 2004. We do not expect the exam and related discussions with the IRS to be completed within the next 12 months. In addition, the federal income tax returns of MBNA for the tax years 2001 through 2004 are under examination. Management expects these examinations to be completed during 2007. As a result, it is probable that a change to the UTB balance relating to the MBNA examinations will occur, but it will not significantly affect the Corporation’s effective tax rate. All tax years subsequent to the above years remain open to examination.

NOTE 14 – Fair Value Disclosures

Effective January 1, 2007, the Corporation adopted SFAS 157, which provides a framework for measuring fair value under GAAP. As described more fully below, SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market-observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption.

The Corporation also adopted SFAS 159 on January 1, 2007. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected to adopt the fair value option for certain financial instruments on the adoption date. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.

The following table summarizes the impact of the change in accounting for derivative contracts described above and the impact of adopting the fair value option for certain financial instruments on January 1, 2007. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of SFAS 157 and SFAS 159.

Transition Impact

(Dollars in millions)	Ending Balance Sheet December 31, 2006	Adoption Net Gain/(Loss)	Opening Balance Sheet January 1, 2007
Impact of adopting SFAS 157
Net derivative assets and liabilities (1)	$7,100	$22	$7,122
Impact of electing the fair value option under SFAS 159
Loans and leases (2)	3,968	(21)	3,947
Accrued expenses and other liabilities (3)	(28)	(321)	(349)
Other assets (4)	8,778	—	8,778
Available-for-sale debt securities (5)	3,692	—	3,692
Federal funds sold and securities purchased under agreements to resell (6)	1,401	(1)	1,400
Interest-bearing deposits liability in domestic offices (7)	(548)	1	(547)
Cumulative-effect adjustment (pre-tax)		(320)
Tax impact		112
Cumulative-effect adjustment (net of tax), decrease to retained earnings		$(208)

(1)

The transition adjustment reflects the impact of recognizing previously deferred gains and losses as a result of the rescission of certain requirements of Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3) in accordance with SFAS 157.

(2)	Includes loans to certain large corporate clients. The ending balance at December 31, 2006 and the transition adjustment is net of a $32 million reduction in the allowance for loan and lease losses.
(3)

The January 1, 2007 balance after adoption represents the fair value of certain unfunded commercial loan commitments. The December 31, 2006 balance prior to adoption represents the reserve for unfunded lending commitments associated with these commitments.

(4)

Other assets include loans held-for-sale. No transition adjustment was recorded for the loans held-for-sale because they were already recorded at fair value pursuant to lower of cost or market accounting.

(5)

Changes in fair value of these AFS debt securities resulting from foreign currency exposure, which is the primary driver of fair value for these securities, had previously been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. As a result, there was no transition adjustment. Following the election of the fair value option, these AFS debt securities have been transferred to trading account assets.

(6)	Includes structured reverse repurchase agreements that are economically hedged with derivatives.
(7)	Includes long-term fixed rate deposits that are economically hedged with derivatives.

Fair Value Option

Corporate Loans and Loan Commitments

The Corporation elected to account for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with our credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for hedge accounting under SFAS 133 and are therefore carried at fair value with changes in fair value recorded in other income. Electing the fair value option allows the Corporation to account for these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

Fair values for the loans and loan commitments are based on market prices, where available, or discounted cash flows using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.

At March 31, 2007, funded loans which the Corporation has elected to fair value had an aggregate fair value of $3.86 billion recorded in loans and leases and an aggregate outstanding principal balance of $3.93 billion. Unfunded loan commitments that the Corporation has elected to fair value had an aggregate fair value of $377 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $21.5 billion. At March 31, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Net losses recorded in other income resulting from changes in fair value of these loans and loan commitments totaled $27 million during the three months ended March 31, 2007 of which $14 million related to commitments originated subsequent to January 1, 2007. These losses were significantly attributable to changes in instrument-specific credit risk. Following adoption of SFAS 159, an immaterial amount of direct loan origination fees and costs related to items for which the fair value option was elected were recognized in earnings. Previously, these items would have been capitalized and amortized to earnings over the life of the loans.

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. Fair values for loans held-for-sale are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. At March 31, 2007, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $16.43 billion and an aggregate outstanding principal balance of $16.47 billion and were recorded in other assets. Interest income on these loans is recorded in interest and fees on loans and leases. Net gains resulting from changes in fair value of these loans, including realized gains and losses on sale, of $56 million were recorded in mortgage banking income during the three months ended March 31, 2007. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk. Following adoption of SFAS 159, direct loan origination fees of $13 million and costs of $29 million related to loans held-for-sale for which the fair value option was elected were recognized in earnings. Previously, these items would have been capitalized as part of the carrying amount of the loans and recognized in earnings upon the sale of such loans.

Debt Securities

The Corporation elected to fair value $3.7 billion of AFS debt securities. Changes in fair value resulting from foreign currency exposure, which is the primary driver of fair value for these securities, had previously been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 without introducing accounting volatility. Following election of the fair value option, these securities were reclassified to trading account assets. The Corporation did not elect the fair value option for other AFS securities because they are not hedged by derivatives that qualified for hedge accounting in accordance with SFAS 133.

Structured Reverse Repurchase Agreements and Certain Long-term Deposits

The Corporation elected to fair value certain other financial instruments which are economically hedged with derivatives. At March 31, 2007, these instruments included structured reverse repurchase agreements with an aggregate fair value and principal balance of $1.5 billion recorded in federal funds sold and securities purchased under agreements to resell; and certain long-term fixed rate deposits with an aggregate fair value of $554 million and principal balance of $558 million recorded in interest-bearing deposits. Interest earned on the structured reverse repurchase agreements and interest paid on the long-term deposits continue to be recorded in interest income and interest expense, respectively. Election of the fair value option will allow the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet categories because they are not economically hedged.

The overall effect of electing the fair value option on operating results for the three months ended March 31, 2007 was an $11 million decrease in pre-tax profits. This amount includes a net loss of $27 million due to changes in fair value of loans and loan commitments, offset by a net gain of $27 million due to changes in fair value of mortgage loans held-for-sale. It also reflects a net reduction in profits of $16 million resulting from the change in accounting for direct loan origination fees and costs related to mortgage loans held-for-sale. The impact of electing the fair value option for other items was immaterial.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

Prior to the adoption of SFAS 157, EITF 02-3 prohibited the recognition of gains and losses at inception of a derivative contract unless the fair value of the contract was evidenced by a quoted price in an active market, an observable price or other market transaction, or other observable data. SFAS 157 rescinded this requirement, resulting in the recognition of previously deferred gains and losses as an increase to the beginning balance of retained earnings of $22 million (pre-tax).

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option, are summarized below:

	March 31, 2007
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/ Liabilities at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell (2)	$—	$1,490	$—	$—	$1,490
Trading account assets	54,789	119,160	269	—	174,218
Derivative assets	3,891	230,341	7,012	(215,965)	25,279
Available-for-sale debt securities	164,928	16,033	—	—	180,961
Loans and leases (2)	—	—	3,859	—	3,859
Mortgage servicing rights	—	—	2,963	—	2,963
Other assets (3)	2,897	18,801	5,867	—	27,565
Total assets	$226,505	$385,825	$19,970	$(215,965)	$416,335

Liabilities
Interest-bearing deposits in domestic offices (2)	$—	$554	$—	$—	$554
Trading account liabilities	56,413	20,876	—	—	77,289
Derivative liabilities	4,530	220,001	6,671	(213,256)	17,946
Accrued expenses and other liabilities (2)	—	—	377	—	377
Total liabilities	$60,943	$241,431	$7,048	$(213,256)	$96,166

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.
(3)

Other assets include equity investments held by Principal Investing, AFS equity investments and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159; and loans held-for-sale of $16.4 billion for which the Corporation has elected the fair value option under SFAS 159.

Loans and leases at March 31, 2007 included $20.0 billion of leases that were not eligible for the fair value option as they were specifically excluded from fair value option election in accordance with SFAS 159.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2007 to March 31, 2007. Level 3 loans and loan commitments are carried at fair value due to adoption of the fair value option, as described on page 23. Other Level 3 instruments presented in the table, including derivatives, trading account assets, mortgage servicing rights (MSRs), certain equity investments and retained interests in securitizations, were carried at fair value prior to the adoption of SFAS 159.

	Total Fair Value Measurements
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (2)	Loans and Leases (3)	Mortgage Servicing Rights (2)	Other Assets (4)	Accrued Expenses and Other Liabilities (3)
Balance, December 31, 2006	$711	$303	$3,968	$2,869	$6,605	$(28)
Impact of SFAS 157 and SFAS 159 adoption	22	—	(21)	—	—	(321)
Balance, January 1, 2007	$733	$303	$3,947	$2,869	$6,605	$(349)
Total gains or losses (realized/unrealized):
Included in earnings	(64)	(30)	1	121	730	(28)
Included in other comprehensive income	—	—	—	—	(51)	—
Purchases, issuances, and settlements	(320)	(4)	(89)	(27)	(1,403)	—
Transfers in and/or out of Level 3	(8)	—	—	—	(14)	—
Balance, March 31, 2007	$341	$269	$3,859	$2,963	$5,867	$(377)

(1)	Net derivatives at March 31, 2007 included derivative assets of $7,012 million and derivative liabilities of $6,671 million, all of which were carried at fair value prior to the adoption of SFAS 159.
(2)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
(3)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.
(4)

Other assets included equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the period from January 1, 2007 to March 31, 2007. These amounts include gains and losses generated by loans and loan commitments for which the fair value option was elected and by other instruments, including certain derivative contracts, trading account assets, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159.

	Total Gains and Losses
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (1)	Accrued Expenses and Other Liabilities (2)

Classification of gains and losses (realized/unrealized) included in earnings for the period:
Card income	$—	$—	$—	$—	$181	$—
Equity investment gains	—	—	—	—	508	—
Trading account profits	(69)	(30)	—	—	—	—
Mortgage banking income	5	—	—	121	—	—
Other income	—	—	1	—	41	(28)
Total	$(64)	$(30)	$1	$121	$730	$(28)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.

The table below summarizes changes in unrealized gains or losses recorded in earnings for the period from January 1, 2007 to March 31, 2007 for Level 3 assets and liabilities that are still held at March 31, 2007. These amounts include changes in fair value of loans and loan commitments for which the fair value option was elected and changes in fair value for other instruments, including certain derivative contracts, trading account assets, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Unrealized Gains or Losses
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (1)	Accrued Expenses and Other Liabilities (2)

Changes in unrealized gains or losses relating to assets still held at reporting date
Card income	$—	$—	$—	$—	$28	$—
Equity investment gains	—	—	—	—	118	—
Trading account profits	(158)	(30)	—	—	—	—
Mortgage banking income	4	—	—	60	—	—
Other income	—	—	(1)	—	—	(31)
Total	$(154)	$(30)	$(1)	$60	$146	$(31)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.

Certain assets are measured at fair value on a non-recurring basis. As of March 31, 2007, loans held-for-sale for which the Corporation had not elected the fair value option and lease residuals, both of which were carried at the lower of cost or fair value, with an aggregate cost of $9.29 billion had been written down to fair value of $9.24 billion, resulting in a charge of $45 million, of which $41 million was recorded in other income and $4 million was recorded in mortgage banking income.

NOTE 15 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives such as options and interest rate swaps.

The following table presents activity for consumer MSRs for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Balance, January 1	$2,869	$2,658
MBNA balance, January 1, 2006	—	9
Additions	171	149
Impact of customer payments	(183)	(171)
Other changes in MSR market value (1)	106	280
Balance, March 31	$2,963	$2,925

(1)	Reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

Other changes in MSR market value of $106 million reflect changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates. This amount does not include $15 million resulting from the reconciliation of actual cash received versus expected prepayments. The total of these amounts of $121 million is included in the line “Mortgage banking income” in the table “Total Gains and Losses” in Note 14 of the Consolidated Financial Statements.

The key economic assumptions used in valuations of MSRs included modeled prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial MSRs were $178 million and $176 million at March 31, 2007 and December 31, 2006 and are not included in the table above.

NOTE 16 - Business Segment Information

The Corporation reports the results of its operations through three business segments: Global Consumer and Small Business Banking (GCSBB), Global Corporate and Investment Banking (GCIB), and Global Wealth and Investment Management (GWIM). Effective January 1, 2007, the Corporation changed its basis of presentation for its business segments as discussed below.

Global Consumer and Small Business Banking

GCSBB provides a diversified range of products and services to individuals and small businesses. Effective January 1, 2007, the Corporation began reporting its GCSBB results, specifically credit card, business card and certain unsecured lending portfolios, on a managed basis. This basis of presentation excludes the Corporation’s securitized mortgage and home equity portfolios for which the Corporation retains servicing. The change to a managed basis is consistent with the way that management as well as analysts evaluate the results of GCSBB. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet qualified special purpose entity which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

The performance of the managed portfolio is important in understanding GCSBB’s results as it demonstrates the results of the entire portfolio serviced by the business. Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, retained excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. GCSBB’s managed income statement line items differ from its held basis reported in the prior period as follows:

•

Managed net interest income includes GCSBB’s net interest income on held loans and interest income on the securitized loans less the internal funds transfer pricing allocation related to securitized loans.

•

Managed noninterest income includes GCSBB’s noninterest income on a held basis less the reclassification of certain components of card income (e.g., excess servicing income) to record managed net interest income and managed credit impact. Noninterest income, both on a held and managed basis, also includes the impact of adjustments to the interest-only strip that are recorded in card income as management continues to manage this impact within GCSBB.

•	The managed credit impact represents the provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

Prior period amounts have been adjusted to reflect these changes.

Global Corporate and Investment Banking

GCIB serves domestic and international issuer and investor clients, providing financial services, specialized industry expertise and local delivery. Prior to January 1, 2007, GCIB also included the results of our Latin America and Hong Kong based retail and commercial banking businesses, parts of which were sold in 2006. Effective January 1, 2007, the results of the Latin American operations in Argentina, Brazil, Chile, and Uruguay, as well as our Hong Kong based retail and commercial banking business, that are expected to be or have been sold have been transferred to All Other as liquidating businesses as the Corporation has made a decision to exit these businesses in these regions. Also, effective January 1, 2007, the results of Banc of America Specialist have been transferred to GCIB from GWIM to more closely align businesses with similar operations and clients. Prior period amounts have been adjusted to reflect these changes.

Global Wealth and Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high-net-worth individuals. GWIM also includes the impact of migrated qualifying affluent customers, including their related deposit balances and associated net interest income from GCSBB. Prior to January 1, 2007, GWIM also included the results of Banc of America Specialist and International Wealth Management (IWM). Effective January 1, 2007, the results of Banc of America Specialist have been transferred to GCIB to more closely align businesses with similar operations and clients and the results of IWM that are expected to be sold or liquidated have been transferred to All Other as a liquidating business. Prior period amounts have been adjusted to reflect these changes.

All Other

Prior to January 1, 2007, All Other consisted of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impacts of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that were being liquidated. All Other also included amounts associated with the ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that did not qualify for SFAS 133 hedge accounting treatment, certain gains or losses on sales of whole mortgage loans, and gains (losses) on sales of debt securities. Effective January 1, 2007, All Other now also includes the offsetting securitization impact to present GCSBB on a managed basis which assumes that GCSBB’s securitized loans have not been sold. This offsetting adjustment is made to report the consolidated results of the Corporation on a GAAP basis. All Other also includes the addition of the liquidating businesses that were transferred from GCIB and GWIM. Prior period amounts have been adjusted to reflect these changes.

Basis of Presentation

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

The Corporation’s business segments and All Other have also been revised to reflect the impact of certain management accounting methodologies and related allocation refinements that have occurred subsequent to December 31, 2006. These changes did not have an impact on the previously reported consolidated results of the Corporation.

The following table presents total revenue on a FTE basis and net income for the three months ended March 31, 2007 and 2006, and total assets at March 31, 2007 and 2006 for each business segment, as well as All Other.

Business Segments

For the Three Months Ended March 31	Total Corporation		Global Consumer and Small Business Banking (1, 2, 3)		Global Corporate and Investment Banking (1)
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Net interest income (4)	$8,597	$9,040	$7,028	$7,092	$2,412	$2,489
Noninterest income	9,825	8,901	4,394	3,750	2,909	2,779
Total revenue (4)	18,422	17,941	11,422	10,842	5,321	5,268
Provision for credit losses/Managed credit impact	1,235	1,270	2,411	1,901	115	25
Gains (losses) on sales of debt securities	62	14	(1)	(1)	2	14
Amortization of intangibles	389	440	337	378	34	40
Other noninterest expense	8,708	8,484	4,391	4,234	2,866	2,792
Income before income taxes (4)	8,152	7,761	4,282	4,328	2,308	2,425
Income tax expense (4)	2,897	2,775	1,586	1,604	861	901
Net income	$5,255	$4,986	$2,696	$2,724	$1,447	$1,524
Period-end total assets	$1,502,157	$1,375,080	$407,654	$406,032	$713,868	$611,208

	Global Wealth and Investment Management (1, 2)		All Other (3)
(Dollars in millions)	2007	2006	2007	2006
Net interest income (4)	$926	$939	$(1,769)	$(1,480)
Noninterest income	962	890	1,560	1,482
Total revenue (4)	1,888	1,829	(209)	2
Provision for credit losses/Reported credit impact	23	—	(1,314)	(656)
Gains on sales of debt securities	—	—	61	1
Amortization of intangibles	16	18	2	4
Other noninterest expense	1,001	949	450	509
Income before income taxes (4)	848	862	714	146
Income tax expense (benefit) (4)	317	320	133	(50)
Net income	$531	$542	$581	$196
Period-end total assets	$128,547	$112,399	$252,088	$245,441

(1)	There were no material intersegment revenues among the segments.
(2)	Total assets include asset allocations to match liabilities (i.e., deposits).
(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.
(4)	FTE basis

The following table presents reconciliations of GCSBB and the associated offsetting securitization impact in All Other from a managed to held basis.

Global Consumer and Small Business Banking – Reconciliation

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
(Dollars in millions)	Managed Basis	Securitizations Impact (1)	Held Basis	Managed Basis	Securitizations Impact (1)	Held Basis
Net interest income (2)	$7,028	$(1,890)	$5,138	$7,092	$(1,946)	$5,146
Noninterest income
Card income	2,451	839	3,290	2,107	1,402	3,509
Service charges	1,377	—	1,377	1,190	—	1,190
Mortgage banking income	302	—	302	205	—	205
All other income	264	(77)	187	248	(110)	138
Total noninterest income	4,394	762	5,156	3,750	1,292	5,042
Total revenue (2)	11,422	(1,128)	10,294	10,842	(654)	10,188
Provision for credit losses	2,411	(1,128)	1,283	1,901	(654)	1,247
Gains (losses) on sales of debt securities	(1)	—	(1)	(1)	—	(1)
Noninterest expense	4,728	—	4,728	4,612	—	4,612
Income before income taxes (2)	4,282	—	4,282	4,328	—	4,328
Income tax expense (2)	1,586	—	1,586	1,604	—	1,604
Net income	$2,696	$—	$2,696	$2,724	$—	$2,724

All Other – Reconciliation

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
(Dollars in millions)	Reported Basis	Securitizations Impact (1)	As Adjusted	Reported Basis	Securitizations Impact (1)	As Adjusted
Net interest income (2)	$(1,769)	$1,890	$121	$(1,480)	$1,946	$466
Noninterest income
Card income	722	(839)	(117)	1,168	(1,402)	(234)
Equity investment gains	896	—	896	571	—	571
All other income	(58)	77	19	(257)	110	(147)
Total noninterest income	1,560	(762)	798	1,482	(1,292)	190
Total revenue (2)	(209)	1,128	919	2	654	656
Provision for credit losses	(1,314)	1,128	(186)	(656)	654	(2)
Gains on sales of debt securities	61	—	61	1	—	1
Merger and restructuring charges	111	—	111	98	—	98
All other noninterest expense	341	—	341	415	—	415
Income before income taxes (2)	714	—	714	146	—	146
Income tax expense (benefit) (2)	133	—	133	(50)	—	(50)
Net income	$581	$—	$581	$196	$—	$196

(1)	The securitizations impact on net interest income is based on a funds transfer pricing methodology consistent with the way we allocate funding costs to the Corporation’s businesses.
(2)	FTE basis

The following table presents reconciliations of the three business segments’ (GCSBB, GCIB and GWIM) total revenue on a FTE basis and net income to the Consolidated Statement of Income. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Segments’ total revenue (1)	$18,631	$17,939
Adjustments:
ALM activities	38	(151)
Equity investment gains	896	571
Liquidating businesses	318	536
FTE basis adjustment	(329)	(264)
Managed securitizations impact to total revenue	(1,128)	(654)
Other	(333)	(300)
Consolidated revenue	$18,093	$17,677

Segments’ net income	$4,674	$4,790
Adjustments, net of taxes:
ALM activities (2)	(4)	(145)
Equity investment gains	564	360
Liquidating businesses	263	163
Merger and restructuring charges	(70)	(61)
Other	(172)	(121)
Consolidated net income	$5,255	$4,986

(1)	FTE basis
(2)	Includes pre-tax gains (losses) on sales of debt securities of $58 million and $(8) million for the three months ended March 31, 2007 and 2006.

NOTE 17 – Subsequent Event

In April 2007, the Corporation announced an agreement to purchase ABN AMRO North America Holding Company, parent company of LaSalle Bank Corporation, from ABN AMRO Bank N.V. (collectively, ABN AMRO) for $21 billion in cash. The transaction has been approved by both company’s boards of directors. A copy of the agreement is filed as an exhibit to the Corporation’s Current Report on Form 8-K filed April 26, 2007. On May 3, 2007, a court in the Netherlands ruled that ABN AMRO is enjoined from consummating the transaction until ABN AMRO’s public shareholders vote on the proposed transaction. The Corporation believes it has a valid and binding agreement, and has filed a lawsuit against ABN AMRO in a federal district court located in New York to enforce its legal rights.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of Bank of America Corporation and its subsidiaries (the Corporation) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A. “Risk Factors” of the Corporation’s 2006 Annual Report on Form 10-K. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments; political conditions and related actions by the United States abroad which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Financial Services Authority; changes in accounting standards, rules and interpretations; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements, and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

The Corporation, headquartered in Charlotte, North Carolina, operates in 30 states, the District of Columbia and 45 foreign countries. The Corporation provides a diversified range of banking and nonbanking financial services and products domestically and internationally through three business segments: Global Consumer and Small Business Banking (GCSBB), Global Corporate and Investment Banking (GCIB), and Global Wealth and Investment Management (GWIM).

At March 31, 2007, the Corporation had $1.5 trillion in assets and approximately 199,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations which are defined in the Glossary beginning on page 89. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

In April 2007, the Corporation announced an agreement to purchase ABN AMRO North America Holding Company, parent company of LaSalle Bank Corporation, from ABN AMRO Bank N.V. (collectively, ABN AMRO) for $21 billion in cash. The transaction has been approved by both company’s boards of directors. A copy of the agreement is filed as an exhibit to the Corporation’s Current Report on Form 8-K filed April 26, 2007. On May 3, 2007, a court in the Netherlands ruled that ABN AMRO is enjoined from consummating the transaction until ABN AMRO’s public shareholders vote on the proposed transaction. The Corporation believes it has a valid and binding agreement, and has filed a lawsuit against ABN AMRO in a federal district court located in New York to enforce its legal rights.

In April 2007, the Corporation announced an agreement to purchase 24.9 percent of SLM Corporation (Sallie Mae), the U.S. leader in originating and servicing student loans, for $2.2 billion. The Corporation is part of a consortium led by J.C. Flowers & Co. and private-equity firm Friedman Fleischer & Lowe, LLC which will invest $4.4 billion and own 50.2 percent of Sallie Mae, and JP Morgan Chase & Co, which will invest $2.2 billion and own the remaining 24.9 percent of Sallie Mae. The agreement also includes a five year forward purchase commitment for the Corporation to purchase $100 billion of loans from Sallie Mae. The transaction will require approval by Sallie Mae’s stockholders and will be subject to obtaining all necessary regulatory approvals. Closing of the transaction is expected to occur late in 2007.

In April 2007, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on June 22, 2007 to common shareholders of record on June 1, 2007.

In February and March 2007, the Corporation completed the sale of its operations in Chile and Uruguay for approximately $750 million in equity of Banco Itaú Holding Financeira S.A. (Banco Itaú), Brazil’s second largest nongovernment-owned banking company. In addition, in March 2007, the Corporation completed the sale of its BankBoston Argentina assets to a consortium led by Johannesburg-based Standard Bank Group Ltd in exchange for the assumption of BankBoston Argentina liabilities of approximately $2.0 billion. These sales resulted in a $46 million gain (pre-tax) that was recorded in other income and a decrease of $132 million in provision for credit losses from a reduction of reserves related to the sale of our Argentina portfolio.

In January 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion and is limited to a period of 12 to 18 months.

In January 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on March 23, 2007 to common shareholders of record on March 2, 2007.

Performance Overview

Net income totaled $5.3 billion, or $1.16 per diluted common share, for the three months ended March 31, 2007, increases of five percent and eight percent from $5.0 billion, or $1.07 per diluted common share, for the three months ended March 31, 2006.

Table 1

Business Segment Total Revenue and Net Income

	Three Months Ended March 31
	Total Revenue		Net Income
(Dollars in millions)	2007	2006	2007	2006
Global Consumer and Small Business Banking (1)	$11,422	$10,842	$2,696	$2,724
Global Corporate and Investment Banking	5,321	5,268	1,447	1,524
Global Wealth and Investment Management	1,888	1,829	531	542
All Other (1)	(209)	2	581	196
Total FTE basis (2)	18,422	17,941	5,255	4,986
FTE adjustment (2)	(329)	(264)	—	—
Total Consolidated	$18,093	$17,677	$5,255	$4,986

(1)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.
(2)	Total revenue for the business segments and All Other is on a FTE basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 38.

Global Consumer and Small Business Banking

Net income remained essentially flat at $2.7 billion for the three months ended March 31, 2007 compared to the same period in 2006. Managed total revenue grew $580 million, or five percent, to $11.4 billion, as higher card income, service charges and mortgage banking income were partially offset by spread compression on our Card Services products, which negatively impacted net interest income. The growth in managed total revenue was offset by the higher managed credit impact of $510 million driven by portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform, and higher noninterest expense. For more information on GCSBB, see page 44.

Global Corporate and Investment Banking

Net income decreased $77 million, or five percent, to $1.4 billion for the three months ended March 31, 2007 compared to the same period in 2006. Total revenue remained essentially flat at $5.3 billion as higher noninterest income, primarily due to increases in investment banking income and all other income, was offset by lower net interest income from spread compression in the loan portfolio. The decrease in net income primarily resulted from an increase in the provision for credit losses and higher personnel expenses. For more information on GCIB, see page 49.

Global Wealth and Investment Management

Net income remained essentially flat at $531 million for the three months ended March 31, 2007 compared to the same period in 2006. Total revenue increased $59 million, or three percent, as higher noninterest income, primarily due to increases in investment and brokerage services, more than offset the decrease in net interest income as a result of a decline in ALM activities and spread compression. Offsetting the increase in total revenue was higher provision for credit losses as well as increased noninterest expense resulting from higher personnel expenses.

Total AUM were $547.4 billion at March 31, 2007, an increase of $4.5 billion since December 31, 2006 and $53.5 billion since March 31, 2006. For more information on GWIM, see page 53.

All Other

Net income increased $385 million to $581 million for the three months ended March 31, 2007 compared to the same period in 2006. Excluding our securitization reclassifications, total revenue increased $263 million as higher noninterest income, primarily due to higher equity investment gains and all other income, was partially offset by a decrease in net interest income. The increase in net income was also driven by a decrease in provision for credit losses. For more information on All Other, see page 56.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis decreased $443 million to $8.6 billion for the three months ended March 31, 2007 compared to the same period in 2006. The primary drivers of the decrease were the impact of divestitures of certain foreign operations in 2006, reduced benefits from purchase accounting adjustments from 2006, the impact of hedging activities and the higher cost of deposits. Net interest income also decreased as a result of the adoption of FSP 13-2. These decreases were partially offset by higher levels of consumer (primarily unsecured lines of credit and home equity) and commercial loans, higher ALM portfolio balances and a higher contribution from market-based activity. The net interest yield on a FTE basis decreased 37 basis points (bps) to 2.61 percent for the three months ended March 31, 2007 compared to the same period in 2006.

For more information on net interest income on a FTE basis, see Table 7 on page 41.

Noninterest Income

Table 2

Noninterest Income

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Card income	$3,333	$3,434
Service charges	2,072	1,901
Investment and brokerage services	1,149	1,103
Investment banking income	638	501
Equity investment gains	1,014	718
Trading account profits	872	1,060
Mortgage banking income	213	137
Other income	534	47
Total noninterest income	$9,825	$8,901

Noninterest income increased $924 million to $9.8 billion for the three months ended March 31, 2007 compared to the same period in 2006, due primarily to the following:

•

Card income on a held basis decreased $101 million primarily due to lower excess servicing income and lower merchant discount fees partially offset by the favorable change in value of the interest-only strip, increased cash advance fees and higher debit card income.

•	Service charges grew $171 million due to increased non-sufficient funds fees and overdraft charges resulting from new account growth and increased usage in deposit products.

•	Investment banking income increased $137 million due to continued strength in debt underwriting.

•	Equity investment gains increased $296 million driven by increased liquidity in the capital markets.

•	Trading account profits decreased $188 million compared to record results in 2006.

•

Mortgage banking income increased $76 million due to the net favorable performance of the MSRs and the impact related to the adoption of SFAS 159. For more information on the impact of SFAS 159 on mortgage banking income, see Mortgage Banking Risk Management on page 87.

•

Other income increased $487 million primarily related to mark-to-market losses realized in 2006 on certain economic hedges that did not qualify for SFAS 133 hedge accounting, improved credit mitigation results, and the gain on the sales of our Argentina, Chile and Uruguay operations.

Provision for Credit Losses

The provision for credit losses decreased $35 million to $1.2 billion for the three months ended March 31, 2007 compared to the same period in 2006. The decrease was primarily driven by reductions in reserves from consumer credit card securitization activities and the sale of the Argentina portfolio. These decreases were partially offset by higher net charge-offs primarily reflecting seasoning and the trend toward more normalized loss levels post bankruptcy reform. For more information on credit quality, see Credit Risk Management beginning on page 62.

Noninterest Expense

Table 3

Noninterest Expense

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Personnel	$5,025	$4,813
Occupancy	713	701
Equipment	350	344
Marketing	555	575
Professional fees	229	218
Amortization of intangibles	389	440
Data processing	437	410
Telecommunications	251	220
Other general operating	1,037	1,105
Merger and restructuring charges	111	98
Total noninterest expense	$9,097	$8,924

Noninterest expense increased $173 million to $9.1 billion for the three months ended March 31, 2007 compared to the same period in 2006. Growth in personnel expense of $212 million was primarily driven by higher revenue-related incentive compensation expense as well as stock-based compensation granted to retirement-eligible employees of $397 million compared to $320 million for the same period in 2006.

Income Tax Expense

Income tax expense was $2.6 billion for the three months ended March 31, 2007 compared to $2.5 billion for the three months ended March 31, 2006, resulting in effective tax rates of 32.8 percent and 33.5 percent, respectively. Income tax expense for the three months ended March 31, 2007 reflects a one-time reduction to expense of approximately $50 million resulting from the remeasurement of certain accrued tax liabilities due to the evaluation of new guidance from taxing authorities.

Assets

At March 31, 2007, total assets were $1.5 trillion, an increase of $42.4 billion, or three percent, from December 31, 2006. Average total assets for the three months ended March 31, 2007 increased $105.0 billion, or seven percent, compared to the same period in 2006. Growth in period end and average total assets was due to growth in trading account assets driven by higher trading activity, an increase in loans and leases attributable to organic growth and bulk purchases of primarily residential mortgages and auto loans, and an increase in loans held-for-sale. Offsetting this growth was a decrease in AFS debt securities due to the third quarter 2006 strategic shift in balance sheet composition from mortgage-backed securities to residential mortgage loans.

Liabilities and Shareholders’ Equity

At March 31, 2007, total liabilities were $1.4 trillion, an increase of $42.8 billion, or three percent, from December 31, 2006. Average total liabilities for the three months ended March 31, 2007 increased $102.6 billion, or eight percent, compared to the same period in 2006. Growth in period end and average total liabilities was attributable to increases in trading account liabilities, federal funds purchased and securities sold under agreements to repurchase, and commercial paper and other short-term borrowings resulting from funding requirements to support the growth in overall assets. Other increases in average long-term debt and deposits were due to the net issuances of long-term debt and organic growth.

Period end shareholders’ equity was $134.9 billion at March 31, 2007, a decrease of $416 million from December 31, 2006, primarily due to dividend payments, share repurchases and the adoption of certain new accounting standards partially offset by net income and common stock issued in connection with employee benefit plans.

Average shareholders’ equity for the three months ended March 31, 2007, compared to the same period in 2006, increased $2.4 billion to $133.6 billion primarily due to net income and the issuances of preferred stock partially offset by net share repurchases and the adoption of certain new accounting standards.

Table 4

Selected Quarterly Financial Data

	2007 Quarter	2006 Quarters
(Dollars in millions, per share information in thousands)	First	Fourth	Third	Second	First
Income statement
Net interest income	$8,268	$8,599	$8,586	$8,630	$8,776
Noninterest income	9,825	9,866	10,067	9,598	8,901
Total revenue	18,093	18,465	18,653	18,228	17,677
Provision for credit losses	1,235	1,570	1,165	1,005	1,270
Gains (losses) on sales of debt securities	62	21	(469)	(9)	14
Noninterest expense	9,097	9,093	8,863	8,717	8,924
Income before income taxes	7,823	7,823	8,156	8,497	7,497
Income tax expense	2,568	2,567	2,740	3,022	2,511
Net income	5,255	5,256	5,416	5,475	4,986
Average common shares issued and outstanding	4,432,664	4,464,110	4,499,704	4,534,627	4,609,481
Average diluted common shares issued and outstanding	4,497,028	4,536,696	4,570,558	4,601,169	4,666,405
Performance ratios
Return on average assets	1.40%	1.39%	1.43%	1.51%	1.43%
Return on average common shareholders’ equity	16.16	15.76	16.64	17.26	15.44
Total ending equity to total ending assets	8.98	9.27	9.22	8.85	9.41
Total average equity to total average assets	8.78	8.97	8.63	8.75	9.26
Dividend payout	48.02	47.49	46.82	41.76	46.75
Per common share data
Earnings	$1.18	$1.17	$1.20	$1.21	$1.08
Diluted earnings	1.16	1.16	1.18	1.19	1.07
Dividends paid	0.56	0.56	0.56	0.50	0.50
Book value	29.74	29.70	29.52	28.17	28.19
Average balance sheet
Total loans and leases	$714,042	$683,598	$673,477	$635,649	$615,968
Total assets	1,521,418	1,495,150	1,497,987	1,456,004	1,416,373
Total deposits	686,704	680,245	676,851	674,796	659,821
Long-term debt	148,627	140,756	136,769	125,620	117,018
Common shareholders’ equity	130,737	132,004	129,098	127,102	130,881
Total shareholders’ equity	133,588	134,047	129,262	127,373	131,153
Asset Quality
Allowance for credit losses	$9,106	$9,413	$9,260	$9,475	$9,462
Nonperforming assets measured at historical cost	2,059	1,856	1,656	1,641	1,680
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (1)	1.21%	1.28%	1.33%	1.36%	1.46%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	443	505	562	579	572
Net charge-offs	$1,427	$1,417	$1,277	$1,023	$822
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (1)	0.81%	0.82%	0.75%	0.65%	0.54%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (1)	0.27	0.25	0.24	0.23	0.26
Nonperforming assets as a percentage of total loans, leases, and foreclosed properties (1)	0.29	0.26	0.25	0.25	0.27
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.51	1.60	1.75	2.21	2.72
Capital ratios (period end)
Risk-based capital:
Tier 1	8.57%	8.64%	8.48%	8.33%	8.45%
Total	11.94	11.88	11.46	11.25	11.32
Tier 1 leverage	6.25	6.36	6.16	6.13	6.18
Market capitalization	$226,481	$238,021	$240,966	$217,794	$208,633
Market price per share of common stock
Closing	$51.02	$53.39	$53.57	$48.10	$45.54
High closing	54.05	54.90	53.57	50.47	47.08
Low closing	49.46	51.66	47.98	45.48	43.09

(1)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the period ended March 31, 2007. Loans measured at fair value were $3.86 billion at March 31, 2007.

Supplemental Financial Data

Table 5 provides a reconciliation of the supplemental financial data mentioned below with financial measures defined by GAAP. Other companies may define or calculate supplemental financial data differently.

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield and operating leverage utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Targets vary by year and by business, and are based on a variety of factors including maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios, EPS, diluted EPS, return on average assets, and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 5.

Return on Average Common Shareholders’ Equity, Return on Average Tangible Shareholders’ Equity and Shareholder Value Added

We also evaluate our business based upon ROE, ROTE and SVA measures. ROE, ROTE and SVA utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit. ROTE measures the earnings contribution of the Corporation as a percentage of shareholders’ equity reduced by goodwill. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. These measures are used to evaluate our use of equity (i.e., capital) at the individual unit level and are integral components in the analytics for resource allocation. We believe using SVA as a performance measure places specific focus on whether incremental investments generate returns in excess of the costs of capital associated with those investments. In addition, profitability, relationship, and investment models all use ROE and SVA as key measures to support our overall growth goal.

Table 5

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended March 31
(Dollars in millions, except per share information)	2007	2006
Operating basis
Operating earnings	$5,325	$5,047
Operating earnings per common share	1.19	1.09
Diluted operating earnings per common share	1.17	1.08
Shareholder value added	2,168	1,937
Return on average assets	1.42%	1.45%
Return on average common shareholders’ equity	16.38	15.63
Return on average tangible shareholders’ equity	31.81	31.46
Operating efficiency ratio (FTE basis)	48.78	49.19
Dividend payout ratio	47.39	46.18
Operating leverage	0.86	3.51
FTE basis data
Net interest income	$8,597	$9,040
Total revenue	18,422	17,941
Net interest yield	2.61%	2.98%
Efficiency ratio	49.38	49.74
Reconciliation of net income to operating earnings
Net income	$5,255	$4,986
Merger and restructuring charges	111	98
Related income tax benefit	(41)	(37)
Operating earnings	$5,325	$5,047
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$133,588	$131,153
Average goodwill	(65,703)	(66,094)
Average tangible shareholders’ equity	$67,885	$65,059
Reconciliation of EPS to operating EPS
Earnings per common share	$1.18	$1.08
Effect of merger and restructuring charges, net of tax benefit	0.01	0.01
Operating earnings per common share	$1.19	$1.09
Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.16	$1.07
Effect of merger and restructuring charges, net of tax benefit	0.01	0.01
Diluted operating earnings per common share	$1.17	$1.08
Reconciliation of net income to shareholder value added
Net income	$5,255	$4,986
Amortization of intangibles	389	440
Merger and restructuring charges, net of tax benefit	70	61
Cash basis earnings on an operating basis	5,714	5,487
Capital charge	(3,546)	(3,550)
Shareholder value added	$2,168	$1,937
Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.40%	1.43%
Effect of merger and restructuring charges, net of tax benefit	0.02	0.02
Operating return on average assets	1.42%	1.45%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	16.16%	15.44%
Effect of merger and restructuring charges, net of tax benefit	0.22	0.19
Operating return on average common shareholders’ equity	16.38%	15.63%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	31.39%	31.08%
Effect of merger and restructuring charges, net of tax benefit	0.42	0.38
Operating return on average tangible shareholders’ equity	31.81%	31.46%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	49.38%	49.74%
Effect of merger and restructuring charges	(0.60)	(0.55)
Operating efficiency ratio	48.78%	49.19%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	48.02%	46.75%
Effect of merger and restructuring charges, net of tax benefit	(0.63)	(0.57)
Operating dividend payout ratio	47.39%	46.18%
Reconciliation of operating leverage to operating basis operating leverage
Operating leverage	0.74%	4.14%
Effect of merger and restructuring charges	0.12	(0.63)
Operating leverage	0.86%	3.51%

Core Net Interest Income – Managed Basis

In managing our business, we review core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 49, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for the Capital Markets and Advisory Services business. We also adjust for loans that we originated and sold into certain securitizations. These securitizations include off-balance sheet loans and leases, specifically those loans in revolving securitizations and other securitizations where servicing is retained by the Corporation (e.g., credit card and home equity lines). Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in assessing the results of the Corporation. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 6

Core Net Interest Income – Managed Basis

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Net interest income
As reported (1)	$8,597	$9,040
Impact of market-based net interest income (2)	(484)	(412)
Core net interest income	8,113	8,628
Impact of securitizations (3)	1,859	1,725
Core net interest income – managed basis	$9,972	$10,353

Average earning assets
As reported	$1,321,946	$1,219,611
Impact of market-based earning assets (2)	(408,113)	(336,606)
Core average earning assets	913,833	883,005
Impact of securitizations	102,529	96,268
Core average earning assets – managed basis	$1,016,362	$979,273

Net interest yield contribution
As reported (1)	2.61%	2.98%
Impact of market-based activities	0.95	0.95
Core net interest yield on earning assets	3.56	3.93
Impact of securitizations	0.38	0.32
Core net interest yield on earning assets – managed basis	3.94%	4.25%

(1)	FTE basis
(2)	Represents amounts from the Capital Markets and Advisory Services business within GCIB.
(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the segment view which utilizes funds transfer pricing methodologies.

Core net interest income on a managed basis decreased $381 million for the three months ended March 31, 2007 compared to the same period in 2006. This decrease was primarily driven by the impact of the divestitures of certain foreign operations, reduced benefits from purchase accounting adjustments from 2006, the impact of hedging activities, reduced commercial leasing revenue resulting from the adoption of FSP 13-2 and the higher cost of deposits. Partially offsetting these decreases was consumer (primarily lines of credit and home equity) and commercial loan growth, and higher ALM portfolio balances.

On a managed basis, core average earning assets increased $37.1 billion for the three months ended March 31, 2007 compared to the same period in 2006 due to higher levels of consumer (organic growth in home equity and unsecured lines of credit, and purchased auto loan pools) and commercial loans, and higher ALM portfolio levels (higher residential mortgages partially offset by lower securities).

Core net interest yield on a managed basis decreased 31 bps for the three months ended March 31, 2007 compared to the same period in 2006, due to reduced benefits from purchase accounting adjustments from 2006, the impact of hedging activities, the adoption of FSP 13-2, and the divestitures of businesses. In addition, the core net interest yield was adversely impacted by overall spread compression due to the flat to inverted yield curve and an increased reliance on wholesale funding.

Table 7

Quarterly Average Balances and Interest Rates - FTE Basis

	First Quarter 2007			Fourth Quarter 2006
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,023	$169	4.57%	$15,760	$166	4.19%
Federal funds sold and securities purchased under agreements to resell	166,195	1,979	4.79	174,167	2,068	4.73
Trading account assets	175,249	2,357	5.41	167,163	2,289	5.46
Debt securities (1)	186,498	2,451	5.27	193,601	2,504	5.17
Loans and leases (2):
Residential mortgage	246,618	3,504	5.69	225,985	3,202	5.66
Credit card—domestic	57,720	1,887	13.26	59,802	2,101	13.94
Credit card—foreign	11,133	317	11.55	10,375	305	11.66
Home equity (3)	89,561	1,679	7.60	84,907	1,626	7.60
Direct/Indirect consumer	60,155	1,221	8.23	53,478	1,101	8.17
Other consumer (4)	8,809	204	9.36	10,597	225	8.47
Total consumer	473,996	8,812	7.50	445,144	8,560	7.65
Commercial—domestic	163,620	2,934	7.27	158,604	2,907	7.27
Commercial real estate (5)	36,117	672	7.55	36,851	704	7.58
Commercial lease financing	19,651	175	3.55	21,159	254	4.80
Commercial—foreign	20,658	330	6.48	21,840	337	6.12
Total commercial	240,046	4,111	6.94	238,454	4,202	7.00
Total loans and leases	714,042	12,923	7.31	683,598	12,762	7.42
Other earning assets	64,939	1,010	6.28	65,172	1,058	6.46
Total earning assets (6)	1,321,946	20,889	6.37	1,299,461	20,847	6.39
Cash and cash equivalents	33,623			32,816
Other assets, less allowance for loan and lease losses	165,849			162,873
Total assets	$1,521,418			$1,495,150

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,773	$41	0.50%	$32,965	$48	0.58%
NOW and money market deposit accounts	212,249	936	1.79	211,055	966	1.81
Consumer CDs and IRAs	159,505	1,832	4.66	154,621	1,794	4.60
Negotiable CDs, public funds and other time deposits	13,376	136	4.12	13,052	140	4.30
Total domestic interest-bearing deposits	417,903	2,945	2.86	411,693	2,948	2.84
Foreign interest-bearing deposits:
Banks located in foreign countries	40,372	531	5.34	38,648	507	5.21
Governments and official institutions	14,482	178	4.98	14,220	168	4.70
Time, savings and other	39,534	380	3.90	41,328	366	3.50
Total foreign interest-bearing deposits	94,388	1,089	4.68	94,196	1,041	4.38
Total interest-bearing deposits	512,291	4,034	3.19	505,889	3,989	3.13
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	414,104	5,318	5.20	405,748	5,222	5.11
Trading account liabilities	77,635	892	4.66	75,261	800	4.21
Long-term debt	148,627	2,048	5.51	140,756	1,881	5.34
Total interest-bearing liabilities (6)	1,152,657	12,292	4.31	1,127,654	11,892	4.19
Noninterest-bearing sources:
Noninterest-bearing deposits	174,413			174,356
Other liabilities	60,760			59,093
Shareholders’ equity	133,588			134,047
Total liabilities and shareholders’ equity	$1,521,418			$1,495,150
Net interest spread			2.06%			2.20%
Impact of noninterest-bearing sources			0.55			0.55
Net interest income/yield on earning assets		$8,597	2.61%		$8,955	2.75%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(3)

Includes home equity loans of $13.5 billion in the first quarter of 2007, and $11.7 billion, $9.9 billion, $8.7 billion and $8.2 billion in the fourth, third, second and first quarters of 2006, respectively.

(4)

Includes consumer finance loans of $3.0 billion in the first quarter of 2007, and $2.8 billion, $2.9 billion, $3.0 billion and $3.0 billion in the fourth, third, second and first quarters of 2006, respectively; and foreign consumer loans of $5.8 billion in the first quarter of 2007, and $7.8 billion, $8.1 billion, $7.8 billion and $7.3 billion in the fourth, third, second and first quarters of 2006, respectively.

(5)

Includes domestic commercial real estate loans of $35.5 billion in the first quarter of 2007, and $36.1 billion, $36.7 billion, $36.0 billion and $36.0 billion in the fourth, third, second and first quarters of 2006, respectively.

	Third Quarter 2006			Second Quarter 2006 (7)			First Quarter 2006
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,629	$173	4.39%	$16,691	$168	4.05%	$14,347	$139	3.92%
Federal funds sold and securities purchased under agreements to resell	173,381	2,146	4.94	179,104	1,900	4.25	174,711	1,709	3.94
Trading account assets	146,817	1,928	5.24	133,556	1,712	5.13	133,361	1,623	4.89
Debt securities (1)	236,033	3,136	5.31	236,967	3,162	5.34	234,606	3,043	5.19
Loans and leases (2):
Residential mortgage	222,889	3,151	5.65	197,228	2,731	5.54	184,796	2,524	5.48
Credit card—domestic	62,508	2,189	13.90	64,980	2,168	13.38	68,169	2,180	12.97
Credit card—foreign	9,455	286	12.02	8,305	269	12.97	8,403	287	13.86
Home equity (3)	79,901	1,522	7.56	75,897	1,378	7.28	72,422	1,247	6.98
Direct/Indirect consumer	51,534	1,022	7.90	48,000	910	7.59	46,801	851	7.32
Other consumer (4)	11,076	298	10.66	10,804	294	10.95	10,357	272	10.59
Total consumer	437,363	8,468	7.71	405,214	7,750	7.66	390,948	7,361	7.60
Commercial—domestic	153,007	2,805	7.28	148,445	2,695	7.28	144,693	2,490	6.97
Commercial real estate (5)	37,471	724	7.67	36,749	680	7.41	36,676	632	6.99
Commercial lease financing	20,875	232	4.46	20,896	262	5.01	20,512	247	4.82
Commercial—foreign	24,761	454	7.27	24,345	456	7.52	23,139	427	7.48
Total commercial	236,114	4,215	7.09	230,435	4,093	7.12	225,020	3,796	6.83
Total loans and leases	673,477	12,683	7.49	635,649	11,843	7.47	615,968	11,157	7.32
Other earning assets	57,029	914	6.38	51,928	808	6.24	46,618	718	6.22
Total earning assets (6)	1,302,366	20,980	6.41	1,253,895	19,593	6.26	1,219,611	18,389	6.08
Cash and cash equivalents	33,495			35,070			34,857
Other assets, less allowance for loan and lease losses	162,126			167,039			161,905
Total assets	$1,497,987			$1,456,004			$1,416,373

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$34,268	$69	0.81%	$35,681	$76	0.84%	$35,550	$76	0.87%
NOW and money market deposit accounts	212,690	1,053	1.96	221,198	996	1.81	227,606	908	1.62
Consumer CDs and IRAs	147,607	1,658	4.46	141,408	1,393	3.95	135,068	1,177	3.53
Negotiable CDs, public funds and other time deposits	14,105	150	4.19	13,005	123	3.80	8,551	70	3.30
Total domestic interest-bearing deposits	408,670	2,930	2.84	411,292	2,588	2.52	406,775	2,231	2.22
Foreign interest-bearing deposits:
Banks located in foreign countries	38,588	562	5.78	32,456	489	6.05	30,116	424	5.71
Governments and official institutions	12,801	156	4.83	13,428	155	4.63	10,200	107	4.25
Time, savings and other	40,444	328	3.22	37,178	276	2.98	35,136	245	2.83
Total foreign interest-bearing deposits	91,833	1,046	4.52	83,062	920	4.44	75,452	776	4.17
Total interest-bearing deposits	500,503	3,976	3.15	494,354	3,508	2.85	482,227	3,007	2.53
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	429,882	5,467	5.05	408,734	4,842	4.75	399,896	4,309	4.37
Trading account liabilities	69,462	727	4.15	61,263	596	3.90	52,466	517	3.99
Long-term debt	136,769	1,916	5.60	125,620	1,721	5.48	117,018	1,516	5.18
Total interest-bearing liabilities (6)	1,136,616	12,086	4.23	1,089,971	10,667	3.92	1,051,607	9,349	3.60
Noninterest-bearing sources:
Noninterest-bearing deposits	176,348			180,442			177,594
Other liabilities	55,761			58,218			56,019
Shareholders’ equity	129,262			127,373			131,153
Total liabilities and shareholders’ equity	$1,497,987			$1,456,004			$1,416,373
Net interest spread			2.18%			2.34%			2.48%
Impact of noninterest-bearing sources			0.55			0.51			0.50
Net interest income/yield on earning assets		$8,894	2.73%		$8,926	2.85%		$9,040	2.98%

(6)

Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(121) million in the first quarter of 2007, and $(198) million, $(128) million, $(54) million and $8 million in the fourth, third, second and first quarters of 2006, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on the underlying liabilities $179 million in the first quarter of 2007, and $(69) million, $(48) million, $87 million and $136 million in the fourth, third, second and first quarters of 2006, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 82.

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

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through three business segments: GCSBB, GCIB and GWIM, with the remaining operations recorded in All Other. Effective January 1, 2007, the Corporation changed its basis of presentation to present GCSBB, specifically Card Services, on a managed basis with a corresponding offset recorded in All Other. Also, the financial results of certain businesses that are expected to be or have been sold have been transferred to All Other. In addition, certain management accounting methodologies and related allocations were refined. Prior period segment results have been adjusted to reflect these changes. These changes did not have an impact on the previously reported consolidated results of the Corporation. For more information of changes to the Corporation’s basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue and net income amounts, see Note 16 of the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 38. We begin by evaluating the operating results of the businesses which by definition excludes merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine operating income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

The management accounting reporting process derives segment and business results by utilizing allocation methodologies for revenue, expense and capital. The net income derived for the businesses are dependent upon revenue and cost allocations using an activity-based costing model, funds transfer pricing, and other methodologies and assumptions management believes are appropriate to reflect the results of the business.

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses (i.e., Deposits) such as external product pricing decisions, including deposit pricing strategies, as well as the effects of our internal funds transfer pricing process and other ALM actions such as portfolio positioning. The net effects of other ALM activities are reported in each of the Corporation’s segments under ALM/Other. In addition, any residual effect of the funds transfer pricing process is retained in All Other.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 62. ROE is calculated by dividing net income by average allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e., equity). Cash basis earnings on an operating basis is defined as net income adjusted to exclude merger and restructuring charges and amortization of intangibles. The charge for capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Average equity is allocated to the business segments and related businesses and is impacted by the portion of goodwill that is specifically assigned to the businesses and the unallocated portion of goodwill that resides in ALM/Other. Management reviews the estimate of the rate used to calculate the capital charge annually. The Capital Asset Pricing Model is used to estimate our cost of capital.

Global Consumer and Small Business Banking

	Three Months Ended March 31, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$7,028	$2,367	$3,990	$524	$147
Noninterest income
Card income	2,451	500	1,951	—	—
Service charges	1,377	1,376	—	1	—
Mortgage banking income	302	—	—	302	—
All other income	264	—	189	13	62
Total noninterest income	4,394	1,876	2,140	316	62
Total revenue (3)	11,422	4,243	6,130	840	209

Managed credit impact	2,411	39	2,299	29	44
Gains (losses) on sales of debt securities	(1)	—	—	—	(1)
Noninterest expense	4,728	2,157	2,000	450	121
Income before income taxes (3)	4,282	2,047	1,831	361	43
Income tax expense (3)	1,586	759	678	134	15
Net income	$2,696	$1,288	$1,153	$227	$28

Shareholder value added	$1,346	$955	$227	$130	$34
Net interest yield (3)	8.25%	2.86%	8.02%	2.13%	n/m
Return on average equity (4)	17.58	35.00	10.64	25.82	n/m
Efficiency ratio (3)	41.40	50.82	32.63	53.53	n/m
Period end—total assets (5)	$407,654	$344,143	$234,601	$105,959	n/m

	Three Months Ended March 31, 2006
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$7,092	$2,288	$4,139	$478	$187
Noninterest income
Card income	2,107	430	1,677	—	—
Service charges	1,190	1,189	—	1	—
Mortgage banking income	205	—	—	205	—
All other income	248	—	184	13	51
Total noninterest income	3,750	1,619	1,861	219	51
Total revenue (3)	10,842	3,907	6,000	697	238

Managed credit impact	1,901	28	1,809	14	50
Gains (losses) on sales of debt securities	(1)	—	—	—	(1)
Noninterest expense	4,612	2,166	1,945	411	90
Income before income taxes (3)	4,328	1,713	2,246	272	97
Income tax expense (3)	1,604	634	833	101	36
Net income	$2,724	$1,079	$1,413	$171	$61

Shareholder value added	$1,311	$770	$477	$92	$(28)
Net interest yield (3)	8.35%	2.72%	8.93%	2.22%	n/m
Return on average equity (4)	16.73	30.10	12.68	23.79	n/m
Efficiency ratio (3)	42.54	55.47	32.41	59.07	n/m
Period end—total assets (5)	$406,032	$351,937	$215,333	$91,030	n/m

(1)	Presented on a managed basis, specifically Card Services.
(2)	Effective January 1, 2007, GCSBB combined the former Mortgage and Home Equity businesses into Consumer Real Estate.
(3)	FTE basis
(4)	Average allocated equity for GCSBB was $62.2 billion and $66.0 billion for the three months ended March 31, 2007 and 2006.
(5)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	March 31		Three Months Ended
(Dollars in millions)	2007	2006	2007	2006
Total loans and leases	$309,992	$278,197	$308,105	$279,382
Total earning assets (1)	349,694	351,772	345,511	344,423
Total assets (1)	407,654	406,032	400,576	396,821
Total deposits	334,968	342,521	326,552	332,702

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 30 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve more than 56 million consumer and small business relationships utilizing our network of 5,737 banking centers, 17,117 domestic branded ATMs, and telephone and Internet channels. Within GCSBB, there are three primary businesses: Deposits, Card Services, and Consumer Real Estate. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance). GCSBB, specifically Card Services, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 16 of the Consolidated Financial Statements.

Net income decreased $28 million to $2.7 billion and net interest income decreased $64 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease in net income was primarily due to higher managed credit costs in Card Services and an increase in noninterest expense partially offset by higher card income, service charges and mortgage banking income. The decrease in net interest income was primarily due to spread compression on our Card Services products, partially offset by disciplined pricing on our deposit products and an increase in total average loans and leases.

Noninterest income increased $644 million, or 17 percent for the three months ended March 31, 2007 compared to the same period in 2006, mainly due to increases of $344 million in card income, $187 million in service charges and $97 million in mortgage banking income. Card income was higher primarily due to the favorable change in value of the interest-only strip, and increases in cash advance fees, debit card income and late fees. Service charges increased due to new account growth and increased usage. Mortgage banking income increased due to the net favorable performance of the MSRs and the impact of the adoption of SFAS 159 on Consumer Real Estate loans held-for-sale.

The managed credit impact increased $510 million, or 27 percent, to $2.4 billion for the three months ended March 31, 2007 compared to the same period in 2006. This increase primarily resulted from a $490 million increase in Card Services which was mainly driven by portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform. For further discussion of this increase in the managed credit impact related to Card Services, see the Card Services discussion on page 46.

Noninterest expense increased $116 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to an increase in personnel expense.

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

We added approximately 487,000 net new retail checking accounts and 427,000 net new retail savings accounts for the three months ended March 31, 2007. These additions resulted from continued improvement in sales and service results in the Banking Center Channel, the success of innovative products such as Keep the ChangeTM as well as eCommerce accessibility and customer referrals.

The Corporation continues to migrate qualifying affluent customers, and their related deposit balances and associated net interest income from GCSBB to GWIM. For the three months ended March 31, 2007 and 2006, a total of $3.6 billion and $3.2 billion of deposits were migrated from GCSBB to GWIM.

Net income increased $209 million, or 19 percent, for the three months ended March 31, 2007 compared to the same period in 2006. The increase in net income was driven by an increase in total revenue of $336 million, or nine percent. Net interest income increased $79 million, or three percent, resulting from disciplined pricing which contributed to deposit spreads increasing 15 bps to 3.05 percent. Average deposits decreased $6.3 billion, or two percent, primarily due to certain product runoff and the migration of deposit balances to GWIM partially offset by organic growth. Noninterest income increased $257 million, or 16 percent, driven by higher service charges and higher debit card interchange income. The increase to service charges was primarily due to increased non-sufficient funds fees and overdraft charges resulting from new account growth and increased usage. Debit card interchange income was higher due to a higher number of checking accounts, increased usage and continued improvements in penetration rates (i.e., increase in the number of existing account holders with debit cards).

Total noninterest expense remained relatively flat at $2.2 billion for the three months ended March 31, 2007 compared to the same period in 2006.

Card Services

Card Services, which excludes the results of debit cards (included in Deposits), provides a broad offering of products, including U.S. Consumer and Business Card, Unsecured Lending, Merchant Services and International Card Businesses. We offer a variety of co-branded and affinity credit card products and have become the leading issuer of credit cards through endorsed marketing in the U.S. and Europe.

Effective January 1, 2007, the Corporation began reporting its GCSBB results, specifically Card Services, on a managed basis. The change to a managed basis is consistent with the way that management as well as analysts evaluate the results of GCSBB. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding vehicle that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet qualified special purpose entity which is excluded from the Corporation’s consolidated financial statements in accordance with GAAP.

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans.

Net income decreased $260 million, or 18 percent, for the three months ended March 31, 2007 compared to the same period in 2006. The decrease was driven by higher managed credit impact and a decrease in net interest income partially offset by an increase in noninterest income. Net interest income decreased $149 million, or four percent, to $4.0 billion for the three months ended March 31, 2007 compared to the same period in 2006. This decrease was driven by spread compression, partially offset by additional income resulting from an increase in total average outstandings.

Noninterest income increased $279 million, or 15 percent, to $2.1 billion for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to the favorable change in value of the interest-only strip and organic growth which increased cash advance fees and late fees.

The managed credit impact increased $490 million, or 27 percent, to $2.3 billion for the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily driven by higher losses from portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform. These increases were partially offset by reserve reductions from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust and increased securitizations from the trust.

Key Statistics	Three Months Ended March 31
(Dollars in millions)	2007	2006
Card Services
Average—total loans and leases:
Managed	$201,166	$186,686
Held	99,390	93,910
Period end—total loans and leases:
Managed	200,424	184,892
Held	98,061	90,533
Managed net losses:
Amount	2,331	1,332
Percent	4.70%	2.89%

Credit Card (1)
Average—total loans and leases:
Managed	$167,392	$162,138
Held	68,853	76,572
Period end—total loans and leases:
Managed	165,416	159,433
Held	65,920	72,279
Managed net losses:
Amount	1,953	1,246
Percent	4.73%	3.12%

(1)	Includes U.S. consumer card and foreign credit card. Does not include business card.

Managed net losses increased $999 million to $2.3 billion, or 4.70 percent of average Card Services outstandings, for the three months ended March 31, 2007 compared to $1.3 billion, or 2.89 percent ($1.5 billion or 3.35 percent excluding the impact of SOP 03-3) for the same period in 2006. This increase was driven by portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform. See Consumer Portfolio Credit Risk Management – SOP 03-3 on page 66 for more information on SOP 03-3.

Managed Card Services total average loans and leases increased $14.5 billion to $201.2 billion for the three months ended March 31, 2007 compared to the same period in 2006, primarily driven by growth in the foreign and unsecured lending portfolios.

Managed credit card net losses increased $707 million to $2.0 billion, or 4.73 percent of average credit card outstandings, for the three months ended March 31, 2007 compared to $1.2 billion, or 3.12 percent ($1.4 billion or 3.39 percent excluding the impact of SOP 03-3) for the same period in 2006. The increase was driven by portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform.

Managed credit card total average loans and leases increased $5.3 billion to $167.4 billion for the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily driven by growth in foreign portfolios.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 5,737 banking centers, sales account executives in nearly 200 locations and through a sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 7,000 mortgage brokers in all 50 states. Consumer Real Estate products include fixed and adjustable rate loans for home purchase and refinancing needs, lines of credit and home equity loans. To manage this portfolio, mortgage products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. Consumer Real Estate is not impacted by the Corporation’s mortgage production retention decisions as Consumer Real Estate is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other.

The consumer real estate business includes the origination, fulfillment, sale and servicing of first mortgage loan products and home equity products. Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Servicing income includes ancillary income derived in connection with these activities such as late fees.

Consumer Real Estate first mortgage and home equity production within GCSBB was $36.6 billion for the three months ended March 31, 2007 compared to $30.2 billion for the same period in 2006.

Net income for Consumer Real Estate increased $56 million, or 33 percent, for the three months ended March 31, 2007 compared to the same period in 2006. The increase in net income was driven by an increase in total revenue of $143 million, or 21 percent, partially offset by a $39 million increase in noninterest expense. The increase in total revenue was due to an increase of $46 million, or 10 percent, in net interest income and an increase of $97 million, or 47 percent, in mortgage banking income. Net interest income growth was primarily driven by loan production in our home equity business. The increase in mortgage banking income was primarily due to the net favorable performance of the MSRs and the impact of the adoption of SFAS 159 on Consumer Real Estate loans held-for-sale. For more information on the adoption of SFAS 159 on mortgage banking income, see Mortgage Banking Risk Management on page 87. The net impact on earnings from adopting SFAS 159 for residential mortgage loans held-for-sale, including the recognition of all direct loan origination fees and costs discussed below, was $11 million for the three months ended March 31, 2007.

Total noninterest expense increased $39 million, or nine percent, for the three months ended March 31, 2007 compared to the same period in 2006 primarily driven by the impact of the adoption of SFAS 159 on Consumer Real Estate loans held-for-sale which resulted in direct origination costs related to loans for which the fair value option was elected being recorded in earnings as incurred.

The Consumer Real Estate servicing portfolio includes loans serviced for others and originated and retained residential mortgages. The servicing portfolio at March 31, 2007 was $434.9 billion, $15.4 billion higher than at December 31, 2006, primarily driven by production. Included in this amount was $234.0 billion of loans serviced for others.

At March 31, 2007, the consumer MSR balance was $3.0 billion, an increase of $94 million, or three percent, from December 31, 2006. This value represented 127 bps of the related unpaid principal balance, a 2 bps increase from December 31, 2006.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s net interest income from ALM activities and the results of other consumer-related businesses (e.g., insurance).

Net income decreased $33 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease was primarily a result of a lower contribution from ALM activities.

Global Corporate and Investment Banking

	Three Months Ended March 31, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$2,412	$1,075	$484	$933	$(80)
Noninterest income
Service charges	653	125	27	501	—
Investment and brokerage services	232	—	221	11	—
Investment banking income	703	—	703	—	—
Trading account profits	838	(3)	822	12	7
All other income	483	151	101	167	64
Total noninterest income	2,909	273	1,874	691	71
Total revenue (1)	5,321	1,348	2,358	1,624	(9)

Provision for credit losses	115	105	11	1	(2)
Gains on sales of debt securities	2	—	2	—	—
Noninterest expense	2,900	516	1,508	846	30
Income before income taxes (1)	2,308	727	841	777	(37)
Income tax expense (benefit) (1)	861	269	313	288	(9)
Net income	$1,447	$458	$528	$489	$(28)

Shareholder value added	$372	$95	$214	$297	$(234)
Net interest yield (1)	1.50%	1.88%	n/m	2.70%	n/m
Return on average equity (2)	14.36	12.97	18.44%	27.00	n/m
Efficiency ratio (1)	54.49	38.27	63.99	52.07	n/m
Period end—total assets (3)	$713,868	$249,151	$423,545	$162,952	n/m

	Three Months Ended March 31, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$2,489	$1,161	$412	$947	$(31)
Noninterest income
Service charges	650	125	33	492	—
Investment and brokerage services	246	4	234	8	—
Investment banking income	522	—	522	—	—
Trading account profits	976	15	946	12	3
All other income	385	56	141	171	17
Total noninterest income	2,779	200	1,876	683	20
Total revenue (1)	5,268	1,361	2,288	1,630	(11)

Provision for credit losses	25	16	3	6	—
Gains on sales of debt securities	14	9	5	—	—
Noninterest expense	2,832	505	1,473	817	37
Income before income taxes (1)	2,425	849	817	807	(48)
Income tax expense (benefit) (1)	901	314	303	299	(15)
Net income	$1,524	$535	$514	$508	$(33)

Shareholder value added	$425	$115	$215	$301	$(206)
Net interest yield (1)	1.77%	2.10%	n/m	2.72%	n/m
Return on average equity (2)	14.72	13.12	18.84%	25.79	n/m
Efficiency ratio (1)	53.75	37.22	64.35	50.12	n/m
Period end—total assets (3)	$611,208	$231,592	$332,595	$164,709	n/m

(1)	FTE basis
(2)	Average allocated equity for Global Corporate Investment Banking was $40.9 billion and $42.0 billion for the three months ended March 31, 2007 and 2006.
(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	March 31		Three Months Ended
(Dollars in millions)	2007	2006	2007	2006
Total loans and leases	$249,861	$226,974	$247,898	$224,907
Total trading-related assets	333,681	266,822	360,530	315,733
Total market-based earning assets (1)	384,294	292,515	408,113	336,606
Total earning assets (2)	628,831	527,234	650,353	568,845
Total assets (2)	713,868	611,208	733,036	648,612
Total deposits	210,055	186,817	208,488	186,626

(1)	Total market-based earning assets represents earning assets from the Capital Markets and Advisory Services business.
(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products and advisory solutions. GCIB’s products and services are delivered from three primary businesses: Business Lending, Capital Markets and Advisory Services, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities. Our clients are supported through offices in 23 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 75.

Net income decreased $77 million, or five percent, for the three months ended March 31, 2007 compared to the same period in 2006. Increases in investment banking income and all other income were more than offset by lower trading account profits in 2007 when compared to the record profits in 2006 and a decrease in net interest income. Net income was also adversely impacted by an increase in provision for credit losses and noninterest expense and a decrease in net interest income.

Although GCIB experienced overall growth in average loans and leases of $23.0 billion, or 10 percent, and an increase in average deposits of $21.9 billion, or 12 percent, for the three months ended March 31, 2007 compared to the same period in 2006, net interest income declined $77 million, or three percent, primarily due to spread compression in the loan portfolio and the impact of ALM activities. Partially offsetting these decreases was an increase in market-based net interest income.

Noninterest income increased $130 million, or five percent, for the three months ended March 31, 2007 compared to the same period in 2006 driven largely by the increases in investment banking income and all other income. The increase in investment banking income was driven by continued strength in debt underwriting and mergers and acquisitions deal volume. The increase in all other income was driven primarily by improved results from credit mitigation.

Provision for credit losses increased $90 million to $115 million for the three months ended March 31, 2007. The increase was driven by a lower level of commercial recoveries and growth in the retail automotive loan portfolio.

Noninterest expense increased $68 million, or two percent, for the three months ended March 31, 2007 compared to the same period in 2006, mainly due to higher personnel expense, including performance-based incentive compensation, and increased other general operating costs related to increased investment in infrastructure primarily in Capital Markets and Advisory Services.

Business Lending

Business Lending provides a wide range of lending-related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing solutions. Products also include indirect consumer loans which allow us to offer financing through automotive, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain credit counterparties utilizing various risk mitigation tools such as CDS and may also include the results of other products to help reduce hedging costs. Effective January 1, 2007, the Corporation adopted SFAS 159 and elected to account for loans and loan commitments to certain large corporate clients at fair value. For more information on the adoption of SFAS 159 see Note 14 of the Consolidated Financial Statements and page 68 for a discussion of loans and loan commitments measured at fair value in accordance with SFAS 159. The impact of SFAS 159 was not material to the results of Business Lending for the three months ended March 31, 2007.

Net income decreased $77 million, or 14 percent, for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to a decrease in net interest income, combined with an increase in provision for credit losses partially offset by an increase in all other income. The decrease in net interest income of $86 million, or seven percent, was driven by the impact of lower spreads on all loan products partially offset by favorable loan growth. Average loans and leases increased eight percent primarily due to growth in the commercial and indirect consumer loan portfolio including bulk retail automotive loan purchases of $5.0 billion. The increase in all other income was due to a lower loss in credit mitigation resulting from lower premium costs and spreads widening. Provision for credit losses increased $89 million to $105 million for the three months ended March 31, 2007 mainly due to a lower level of commercial recoveries and growth in the retail automotive loan portfolio.

Capital Markets and Advisory Services

Capital Markets and Advisory Services provides products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities, merger-related advisory services and risk management solutions using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Underwriting debt and equity, securities research and certain market-based activities are executed through Banc of America Securities, LLC which is a primary dealer in the U.S. and several other countries. Capital Markets and Advisory Services also includes the results of Banc of America Specialist.

Capital Markets and Advisory Services market-based revenue includes net interest income, noninterest income, including equity income, and gains (losses) on sales of debt securities. We evaluate our trading results and strategies based on market-based revenue. The following table presents further detail regarding market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives, foreign exchange contracts and public finance), credit products (primarily investment and noninvestment grade corporate debt obligations and credit derivatives), structured products (primarily commercial mortgage-backed securities, residential mortgage-backed securities, and collateralized debt obligations), and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Investment banking income
Advisory fees	$130	$76
Debt underwriting	503	380
Equity underwriting	70	66
Total investment banking income	703	522
Sales and trading (1)
Fixed income:
Liquid products	407	613
Credit products	477	298
Structured products	352	348
Total fixed income	1,236	1,259
Equity income	421	512
Total sales and trading	1,657	1,771
Total Capital Markets and Advisory Services market-based revenue (1)	$2,360	$2,293

(1)	Includes gains on sales of debt securities of $2 million and $5 million for the three months ended March 31, 2007 and 2006.

Net income increased $14 million, or three percent, for the three months ended March 31, 2007 compared to the same period in 2006. Market-based revenue increased $67 million, or three percent, driven by higher investment banking income of $181 million, or 35 percent, related to continued strength in debt underwriting. This increase was partially offset by a decrease in sales and trading as strong results in credit products were offset by a decline in liquid products as Capital Markets and Advisory Services experienced record sales and trading results in the prior year. Noninterest expense increased $35 million, or two percent, due to higher personnel expense, including performance-based incentive compensation, and other general operating costs related to continued investment in infrastructure.

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

Net income decreased $19 million, or four percent, primarily due to a decrease in net interest income and increased noninterest expense. Net interest income decreased $14 million, or one percent, as an increase in average deposits of $2.4 billion, or two percent, was more than offset by a client shift from noninterest-bearing to interest-bearing deposits which decreased deposit spreads. Noninterest expense increased $29 million, or four percent, due to higher personnel expense and other general operating costs related to increased investment in infrastructure.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as our commercial insurance business and commercial operations in Mexico.

Net income increased $5 million, or 15 percent, for the three months ended March 31, 2007 compared to the same period in 2006.

Global Wealth and Investment Management

	Three Months Ended March 31, 2007
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$926	$223	$1	$658	$44
Noninterest income
Investment and brokerage services	910	251	423	214	22
All other income	52	11	1	35	5
Total noninterest income	962	262	424	249	27
Total revenue (1)	1,888	485	425	907	71

Provision for credit losses	23	21	—	2	—
Noninterest expense	1,017	309	273	410	25
Income before income taxes (1)	848	155	152	495	46
Income tax expense (1)	317	57	56	183	21
Net income	$531	$98	$96	$312	$25

Shareholder value added	$277	$63	$60	$271	$(117)
Net interest yield (1)	3.19%	2.76%	n/m	2.86%	n/m
Return on average equity (2)	21.59	27.61	23.06%	78.28	n/m
Efficiency ratio (1)	53.90	63.80	64.19	45.16	n/m
Period end—total assets (3)	$128,547	$33,983	$3,185	$98,138	n/m

	Three Months Ended March 31, 2006
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$939	$224	$(9)	$628	$96
Noninterest income
Investment and brokerage services	814	246	363	179	26
All other income	76	37	10	23	6
Total noninterest income	890	283	373	202	32
Total revenue (1)	1,829	507	364	830	128

Provision for credit losses	—	(4)	—	3	1
Noninterest expense	967	307	239	386	35
Income before income taxes (1)	862	204	125	441	92
Income tax expense (1)	320	75	46	163	36
Net income	$542	$129	$79	$278	$56

Shareholder value added	$272	$98	$45	$238	$(109)
Net interest yield (1)	3.67%	3.03%	n/m	3.00%	n/m
Return on average equity (2)	20.67	39.89	19.94%	70.69	n/m
Efficiency ratio (1)	52.88	60.54	65.66	46.45	n/m
Period end—total assets (3)	$112,399	$30,877	$2,804	$87,681	n/m

(1)	FTE basis
(2)	Average allocated equity for GWIM was $10.0 billion and $10.6 billion for the three months ended March 31, 2007 and 2006.
(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	March 31		Three Months Ended
(Dollars in millions)	2007	2006	2007	2006
Total loans and leases	$66,695	$58,893	$65,841	$58,146
Total earning assets (1)	120,725	104,629	117,654	103,664
Total assets (1)	128,547	112,399	125,235	111,223
Total deposits	118,125	102,289	114,958	101,028

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GWIM provides a wide offering of customized banking, investment and brokerage services tailored to meet the changing wealth management goals of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: The Private Bank, Columbia Management (Columbia), and Premier Banking and Investments (PB&I). In addition, ALM/Other primarily includes the results of ALM activities.

Net income was relatively flat at $531 million for the three months ended March 31, 2007 compared to the same period in 2006, as an increase in total revenue was more than offset by an increase in noninterest expense and higher credit costs related to one client.

Net interest income was essentially flat at $926 million for the three months ended March 31, 2007 compared to the same period in 2006 due to a decline in ALM activities partially offset by growth in both deposit and loan net interest income. Deposit and loan net interest income growth was driven by higher balance growth but was partially offset by spread compression on loans and product mix and rate changes on deposits. GWIM deposit growth also benefited from the migration of deposits from GCSBB. A more detailed discussion regarding migrated deposit balances is provided in the PB&I discussion.

Noninterest income increased $72 million, or eight percent, for the three months ended March 31, 2007 compared to the same period in 2006, due to increases in investment and brokerage services driven by higher levels of AUM and higher brokerage activity. The increase in noninterest income was partially offset by a nonrecurring gain recorded in the same period in 2006.

Provision for credit losses increased to $23 million for the three months ended March 31, 2007 as credit costs were impacted by one client.

Noninterest expense increased $50 million, or five percent, for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to increases in personnel expense driven by the addition of sales associates and revenue generated expenses.

Client Assets

Client assets consist of AUM, client brokerage assets, and assets in custody. AUM generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of taxable and nontaxable money market products, equities, and taxable and nontaxable fixed income securities. Client brokerage assets represent a source of commission revenue and fees. Assets in custody represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

 Client Assets

	March 31
(Dollars in millions)	2007	2006
Assets under management	$547,448	$493,930
Client brokerage assets (1)	209,106	187,222
Assets in custody	100,008	96,934
Less: Client brokerage assets and assets in custody included in assets under management	(64,636)	(51,091)
Total net client assets	$791,926	$726,995

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

AUM increased $53.5 billion, or 11 percent, as of March 31, 2007 compared to the same period in 2006. The increase was driven by $40.5 billion in net inflows as well as $13.0 billion in market appreciation. Client brokerage assets increased by $21.8 billion, or 12 percent, reflecting growth in full service assets of nine percent, as well as 35 percent growth in self-directed assets. Growth in self-directed assets benefited from the launch of $0 Online Equity Trades which were offered beginning in the fourth quarter of 2006. Assets in custody increased $3.0 billion, or three percent, as of March 31, 2007 compared to the same period in 2006.

The Private Bank

The Private Bank provides integrated wealth management solutions to high net-worth individuals, middle-market institutions and charitable organizations with investable assets greater than $3 million. The Private Bank provides investment, trust and banking services as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). The Private Bank also provides integrated wealth management solutions to ultra high net worth individuals and families with investable assets greater than $50 million through its Family Wealth Advisors unit. Family Wealth Advisors provides a higher level of contact, tailored service and wealth management solutions addressing the complex needs of their clients.

Net income decreased $31 million, or 24 percent, for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to an increase in provision for credit losses and a decrease in total noninterest income. The decrease in noninterest income is due to the absence of a nonrecurring gain for the same period in 2006. Provision for credit losses increased to $21 million for the three months ended March 31, 2007 as credit costs were impacted by one client.

In November 2006, the Corporation announced a definitive agreement to acquire U.S. Trust for $3.3 billion in cash. U.S. Trust is one of the largest and most respected U.S. firms which focuses exclusively on managing wealth for high net-worth and ultra high net worth individuals and families. The acquisition will significantly increase the size and capabilities of the Corporation’s wealth business and position it as one of the largest financial services companies managing private wealth in the U.S. The transaction is expected to close in the third quarter of 2007.

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

Net income increased $17 million, or 22 percent, for the three months ended March 31, 2007 compared to the same period in 2006, primarily as a result of an increase in investment and brokerage services of $60 million, or 17 percent. This increase was due to higher AUM driven by net inflows and market appreciation. Partially offsetting this increase was an increase of $34 million, or 14 percent, in noninterest expense primarily due to higher personnel costs including revenue-based compensation and other operating costs.

Premier Banking and Investments

PB&I includes Banc of America Investments, our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 5,700 client facing associates to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $500,000 or at least $100,000 of investable assets.

Net income increased $34 million, or 12 percent, for the three months ended March 31, 2007 compared to the same period in 2006 due to increases in noninterest income and net interest income. The increase in noninterest income of

$47 million, or 23 percent, was driven by higher investment and brokerage services. The increase in net interest income of $30 million, or five percent, was primarily driven by higher average loan and deposit balances partially offset by spread compression. Noninterest expense increased $24 million, or six percent, primarily due to increases in personnel expense driven by the PB&I expansion of client managers and financial advisors and higher performance-based compensation.

Prior to January 1, 2007, ALM/Other included the impact of the migrating qualifying affluent customers, including their related deposit balances and associated net interest income, from GCSBB to our PB&I model. Effective January 1, 2007, the deposit migration impact is now included in PB&I. Prior period amounts have been adjusted for this change.

For the three months ended March 31, 2007 and 2006, a total of $3.6 billion and $3.2 billion of deposits were migrated from GCSBB to PB&I. The growth reported in the financial results of PB&I include both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For the three months ended March 31, 2007 compared to the same period in 2006, the reported growth in PB&I revenues was nine percent of which approximately seven percent was attributable to the impact of migration and two percent reflected incremental organic growth. For the same period, PB&I net income grew 12 percent, of which approximately 10 percent was attributable to the impact of migration, and two percent reflected incremental organic growth.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income decreased $31 million, or 55 percent, for the three months ended March 31, 2007 compared to the same period in 2006 due to a decline in net interest income. Net interest income decreased $52 million due to a significant reduction in the contribution from ALM activities.

All Other

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
(Dollars in millions)	Reported Basis	Securitizations Impact (1)	As Adjusted	Reported Basis	Securitizations Impact (1)	As Adjusted
Net interest income (2)	$(1,769)	$1,890	$121	$(1,480)	$1,946	$466
Noninterest income
Card income	722	(839)	(117)	1,168	(1,402)	(234)
Equity investment gains	896	—	896	571	—	571
All other income	(58)	77	19	(257)	110	(147)
Total noninterest income	1,560	(762)	798	1,482	(1,292)	190
Total revenue (2)	(209)	1,128	919	2	654	656

Provision for credit losses	(1,314)	1,128	(186)	(656)	654	(2)
Gains on sales of debt securities	61	—	61	1	—	1
Merger and restructuring charges (3)	111	—	111	98	—	98
All other noninterest expense	341	—	341	415	—	415
Income before income taxes (2)	714	—	714	146	—	146
Income tax expense (benefit) (2)	133	—	133	(50)	—	(50)
Net income	$581	$—	$581	$196	$—	$196
Shareholder value added	$173	$—	$173	$(71)	$—	$(71)

(1)	The securitizations impact on net interest income is based on a funds transfer pricing methodology consistent with the way we allocate funding costs to our businesses.
(2)	FTE basis
(3)	For more information on merger and restructuring charges, see Note 2 of the Consolidated Financial Statements.

All Other includes the offsetting securitization impact to present GCSBB on a managed basis which assumes that GCSBB’s securitized loans have not been sold. This offsetting adjustment is made to report the consolidated results of the

Corporation on a GAAP basis. See the GCSBB section beginning on page 44 for information on the GCSBB managed results. The following All Other discussion focuses on the results on an adjusted basis excluding the offsetting securitization impact. For additional information, see Note 16 of the Consolidated Financial Statements.

In addition to the offsetting securitization impact discussed above, All Other includes our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, Corporate Investments and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. Corporate Investments primarily includes investments in publicly-traded equity securities and funds and are accounted for as AFS marketable equity securities. Strategic Investments includes the Corporation’s strategic investments such as CCB, Grupo Financiero Santander Serfin (Santander), Banco Itaú and other investments. The restricted shares of CCB and Banco Itaú are currently carried at cost but, as required by GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI starting one year prior to the lapse of their restrictions. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment gains.

The following table presents the components of All Other’s equity investment gains and a reconciliation to the total consolidated equity investment gains for the three months ended March 31, 2007 and 2006.

Components of Equity Investment Gains

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Principal Investing	$575	$326
Corporate and Strategic Investments	321	245
Total equity investment gains included in All Other	896	571
Total equity investment gains included in the business segments	118	147
Total consolidated equity investment gains	$1,014	$718

The Other component of All Other includes the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, certain gains or losses on sales of whole mortgage loans, and gains (losses) on sales of debt securities. The objective of the funds transfer pricing allocation methodology is to minimize the impact to the businesses from changes in interest rate and foreign exchange fluctuations. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the other segments.

Net income increased $385 million to $581 million driven primarily by increases in total noninterest income. The decrease in the provision for credit losses further contributed to the increase in net income. These changes were partially offset by a decrease in net interest income.

Net interest income decreased $345 million resulting primarily from the sale of the Latin American operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results. Net interest income was also adversely impacted by the adoption of FSP 13-2 which decreased net interest income by approximately $65 million.

Total noninterest income increased $608 million driven by increases in equity investment gains and all other income. The increase in equity investment gains of $325 million was primarily due to favorable market conditions driving liquidity in the Principal Investing portfolio. The increase in all other income of $166 million was primarily due to 2006 containing a $175 million mark-to-market loss for certain economic hedges that did not qualify for SFAS 133 hedge accounting.

Provision for credit losses decreased $184 million to negative $186 million for the three months ended March 31, 2007 as compared to negative $2 million in the same period a year ago. This decrease resulted primarily from reserve reductions due to the sale of our Argentina portfolio.

Merger and restructuring charges were $111 million for the three months ended March 31, 2007 compared to $98 million for the same period in 2006. For additional information on merger and restructuring charges, see Note 2 of the Consolidated Financial Statements.

Income tax expense (benefit) was $133 million for the three months ended March 31, 2007 compared to $(50) million for the same period in 2006. The increase in expense was primarily driven by higher pre-tax income during the first quarter of 2007.

Off-Balance Sheet Financing Entities

Off-Balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell or otherwise transfer assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the underlying assets. The purpose and use of these entities are more fully discussed on page 43 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report on Form 10-K.

We receive fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At March 31, 2007 and December 31, 2006, we had off-balance sheet liquidity commitments and SBLCs to these entities of $42.2 billion and $36.7 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 8. Net revenues earned from fees associated with these off-balance sheet financing entities were $23 million and $17 million for the three months ended March 31, 2007 and 2006.

Qualified Special Purpose Entities

To improve our capital position and diversify funding sources, we also sell assets, primarily loans, to other off-balance sheet entities that obtain financing primarily by issuing term notes and, in some cases, commercial paper, that are collateralized by the underlying assets to third party market participants. These entities are QSPEs that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The purpose and use of these entities are more fully discussed beginning on page 44 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report on Form 10-K.

We may provide liquidity or loss protection commitments to certain QSPEs that issue commercial paper or notes with similar repricing characteristics, or we may enter into derivatives with these entities in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At March 31, 2007 and December 31, 2006, we had off-balance sheet liquidity commitments and other financial guarantees to these entities of $6.3 billion and $7.6 billion, for which we received fees of $3 million for both the three months ended March 31, 2007 and 2006. Substantially all of these commitments mature within one year and are included in Table 8. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 10 of the Consolidated Financial Statements and Notes 12 and 13 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. For lending commitments for which the Corporation has elected to account for under SFAS 159, the fair value of the commitment is recorded in accrued expenses and other liabilities. These commitments, as well as guarantees, are more fully discussed in Note 10 of the Consolidated Financial Statements. For more information on the adoption of SFAS 159, see Note 14 of the Consolidated Financial Statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At March 31, 2007, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.6 billion (related outstandings of $212 million) were not included in credit card line commitments in the table below.

Table 8

Credit Extension Commitments

	March 31, 2007
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments (1)	$162,213	$184,171	$346,384
Home equity lines of credit	1,680	101,046	102,726
Standby letters of credit and financial guarantees	29,412	23,823	53,235
Commercial letters of credit	4,027	281	4,308
Legally binding commitments (2)	197,332	309,321	506,653
Credit card lines	855,467	14,359	869,826
Total credit extension commitments	$1,052,799	$323,680	$1,376,479

(1)	Included at March 31, 2007, are equity commitments of $1.7 billion related to obligations to further fund equity investments.
(2)

At March 31, 2007, total legally binding commitments included commitments measured at fair value in accordance with SFAS 159 with an aggregate committed exposure of $21.5 billion. These commitments are reflected at notional value and do not include the fair value of the commitments of $377 million recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, SVA targets and corporate risk limits. By allocating economic capital to a business unit, we effectively define that unit’s ability to take on risk. Review and approval of business plans incorporates approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational. For a more detailed discussion of our risk management activities, see pages 46 through 81 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report on Form 10-K.

Strategic Risk Management

We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the business units continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section on page 87 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included beginning on page 48 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report on Form 10-K.

One ratio that can be used to monitor the stability of funding composition is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic deposits. The ratio was 121 percent at March 31, 2007 compared to 118 percent at December 31, 2006. The increase was primarily attributable to organic growth in the loan and lease portfolio, and a decision to retain a larger share of mortgage production on the Corporation’s balance sheet.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. As of March 31, 2007, “Time to Required Funding” was 23 months compared to 24 months at December 31, 2006.

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

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 9 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., and FIA Card Services, N.A., at March 31, 2007 and December 31, 2006. There have been no conditions or events since March 31, 2007 that management believes have changed the Corporation’s, Bank of America, N.A.’s and FIA Card Services, N.A.’s capital classifications.

Table 9

Regulatory Capital

	March 31, 2007			December 31, 2006
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.57%	$91,112	$42,516	8.64%	$91,064	$42,181
Bank of America, N.A.	8.70	75,508	34,698	8.89	76,174	34,264
FIA Card Services, N.A.	15.58	20,484	5,257	14.08	19,562	5,558
Total
Bank of America Corporation	11.94	126,958	85,031	11.88	125,226	84,363
Bank of America, N.A.	11.17	96,882	69,396	11.19	95,867	68,529
FIA Card Services, N.A.	18.53	24,357	10,515	17.02	23,648	11,117
Tier 1 Leverage
Bank of America Corporation	6.25	91,112	43,719	6.36	91,064	42,935
Bank of America, N.A.	6.44	75,508	35,188	6.63	76,174	34,487
FIA Card Services, N.A.	17.15	20,484	3,583	16.88	19,562	3,478

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Table 10 reconciles the Corporation’s Total Shareholders’ Equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB at March 31, 2007 and December 31, 2006.

Table 10

Reconciliation of Tier 1 and Total Capital

(Dollars in millions)	March 31 2007	December 31 2006
Tier 1 Capital
Total shareholders’ equity	$134,856	$135,272
Goodwill	(65,696)	(65,662)
Nonqualifying intangible assets (1)	(3,781)	(3,782)
Effect of net unrealized losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net of tax	6,369	6,565
Unamortized net periodic benefit costs recorded in accumulated OCI, net of tax	1,397	1,428
Trust securities (2)	16,600	15,942
Other	1,367	1,301
Total Tier 1 Capital	91,112	91,064
Long-term debt qualifying as Tier 2 Capital	26,514	24,546
Allowance for loan and lease losses	8,732	9,016
Reserve for unfunded lending commitments	374	397
Other	226	203
Total Capital	$126,958	$125,226

(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships, and other intangibles.
(2)	Trust Securities are net of unamortized discounts.

In November 2006, the Corporation announced a definitive agreement to acquire U.S. Trust for $3.3 billion in cash. The transaction is expected to close in the third quarter of 2007. The Corporation anticipates that its Tier 1 and Total Capital Ratios will be negatively impacted by approximately 30 bps and its Tier 1 Leverage Ratio will be negatively impacted by approximately 20 bps upon the acquisition of U.S. Trust.

Dividends

In April 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on June 22, 2007 to common shareholders of record on June 1, 2007.

In January 2007, the Board declared a quarterly cash dividend of $0.56 per common share payable on March 23, 2007 to shareholders of record on March 2, 2007.

In April 2007, the Board also declared three dividends in regards to preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable July 25, 2007 to shareholders of record on July 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable June 14, 2007 to shareholders of record on May 31, 2007. The third declared dividend was a regular quarterly cash dividend of $0.35291 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable May 15, 2007 to shareholders of record on April 30, 2007.

In January 2007, the Board declared three dividends in regards to preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable April 25, 2007 to shareholders of record on April 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable March 14, 2007 to shareholders of record on February 28, 2007. The third declared dividend was a regular quarterly cash dividend of $0.40106 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable February 15, 2007 to shareholders of record on January 31, 2007.

Common Share Repurchases

We may continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 48.0 million shares of common stock for the three months ended March 31, 2007 which more than offset the 28.9 million shares issued under employee stock plans.

In January 2007, the Board authorized a stock repurchase program of an additional 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion and is limited to a period of 12 to 18 months.

In April 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 12 to 18 months of which the lesser of approximately $2.4 billion, or 15.1 million shares, remains available for repurchase under the program at March 31, 2007.

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

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as held loans. In addition to the discussion of credit quality statistics of both held and managed loans included in this section refer to the Card Services discussion beginning on page 46.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

For a detailed discussion of our consumer portfolio credit risk management process, see page 53 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report on Form 10-K.

Management of Consumer Credit Risk Concentrations

Consumer credit risk exposure is managed geographically and through our various product offerings with a goal that concentrations of credit exposure do not result in undesirable levels of risk. Our consumer loan portfolio in the state of California represented 23 percent and 22 percent of total managed consumer loans at March 31, 2007 and December 31, 2006 primarily driven by the residential mortgage portfolio. No single Metropolitan Statistical Area (MSA) within California or any other state represented more than 10 percent of the total consumer portfolio. The residential mortgage loans to borrowers in the state of California represented 32 percent and 31 percent of total residential mortgage loans at March 31, 2007 and December 31, 2006. As discussed below, the credit risk on 69 percent of these residential mortgage loans was mitigated through purchased credit protection designed to enhance our overall risk management strategy. No other state represented more than 10 percent of our total residential mortgage loan portfolio.

We purchase credit protection on certain portions of our portfolio that is designed to enhance our overall risk management strategy. At March 31, 2007 and December 31, 2006, we had mitigated a portion of our credit risk on approximately $154.7 billion and $131.0 billion of consumer loans primarily residential mortgage loans, through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At March 31, 2007 and December 31, 2006, these transactions had the cumulative effect of reducing our risk-weighted assets by $41.1 billion and $36.4 billion, and resulted in increases of 33 bps and 30 bps in our Tier 1 Capital ratio at March 31, 2007 and December 31, 2006.

Consumer Credit Portfolio

Table 11 presents our held and managed consumer loans and leases, and related credit quality information. Overall, consumer credit quality remained sound.

Table 11

Consumer Loans and Leases

	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (3)		Net Charge- offs / Losses		Net Charge-off / Loss Ratios (4)
	March 31 2007	December 31 2006	March 31 2007	December 31 2006	March 31 2007	December 31 2006	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)							2007	2006	2007	2006
Held basis
Residential mortgage	$254,845	$241,181	$732	$660	$107	$118	$6	$10	0.01%	0.02%
Credit card—domestic	54,490	61,195	n/a	n/a	1,803	1,991	806	634	5.66	3.77
Credit card—foreign	11,430	10,999	n/a	n/a	184	184	88	19	3.22	0.94
Home equity (5)	91,725	87,896	363	291	—	—	17	9	0.08	0.05
Direct/Indirect consumer (5)	62,124	55,501	2	2	371	347	235	79	1.59	0.68
Other consumer (5, 6)	8,189	8,933	133	77	34	38	92	42	4.22	1.67
Total held	482,803	465,705	1,230	1,030	2,499	2,678	1,244	793	1.06	0.82
Securitizations impact	109,903	110,151	2	2	2,752	2,407	1,145	648	4.23	2.60
Total managed	$592,706	$575,856	$1,232	$1,032	$5,251	$5,085	$2,389	$1,441	1.66	1.19
Managed basis
Residential mortgage	$259,265	$245,840	$732	$660	$107	$118	$6	$10	0.01%	0.02%
Credit card—domestic	137,083	142,599	n/a	n/a	3,986	3,828	1,651	1,073	4.80	3.12
Credit card— foreign	28,333	27,890	n/a	n/a	633	608	302	173	4.37	3.08
Home equity (5)	92,003	88,204	365	293	—	—	17	9	0.08	0.05
Direct/Indirect consumer (5)	67,833	62,390	2	2	490	493	321	134	1.96	0.97
Other consumer (5, 6)	8,189	8,933	133	77	35	38	92	42	4.22	1.67
Total managed	$592,706	$575,856	$1,232	$1,032	$5,251	$5,085	$2,389	$1,441	1.66	1.19

(1)	The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases.
(2)

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases were 0.25 percent and 0.22 percent on a held basis and 0.21 percent and 0.18 percent on a managed basis at March 31, 2007 and December 31, 2006.

(3)

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.52 percent and 0.58 percent on a held basis and 0.89 percent and 0.88 percent on a managed basis at March 31, 2007 and December 31, 2006.

(4)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(5)

Home equity loan balances and home equity nonperforming loan balances previously included in direct/indirect consumer and other consumer of $13.0 billion and $42 million at December 31, 2006 have been reclassified to home equity to conform to the current period presentation.

(6)	Outstandings include foreign consumer loans of $4.7 billion and $6.2 billion and consumer finance loans of $3.5 billion and $2.8 billion at March 31, 2007 and December 31, 2006.

n/a = not applicable

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 53 percent of held consumer loans and leases and 44 percent of managed consumer loans and leases at March 31, 2007. Residential mortgages are originated for the home purchase and refinancing needs of our customers in GCSBB and GWIM and represent 22 percent of the managed residential portfolio. The remaining portion of the managed portfolio is in All Other, and is comprised of purchased and originated residential mortgage loans used to manage our overall ALM activities.

On a held basis, outstanding loans and leases increased $13.7 billion at March 31, 2007 compared to December 31, 2006 driven by retained mortgage production and bulk purchases. Nonperforming balances increased $72 million due to portfolio seasoning. Loans past due 90 days or more and still accruing interest of $107 million are related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Credit Card – Domestic and Foreign

The consumer credit card portfolio is managed in Card Services within GCSBB. Outstandings in the held domestic credit card loan portfolio decreased $6.7 billion at March 31, 2007 compared to December 31, 2006 due to seasonality combined with an increase in securitized levels. The $188 million decrease in held domestic loans past due 90 days or more and still accruing interest was driven by the addition of legacy Bank of America accounts to the domestic securitization master trust and increased securitizations from the trust. Net charge-offs for the held domestic portfolio increased $172 million to $806 million, or 5.66 percent of total average held credit card – domestic loans compared to 3.77 percent (4.19 percent excluding the impact of SOP 03-3) in the first quarter of 2006. The increase was primarily due to portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform. These increases were partially offset by the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust and increased securitizations from the trust.

Managed domestic credit card outstandings decreased $5.5 billion to $137.1 billion at March 31, 2007 compared to December 31, 2006 due to seasonality. Managed net losses increased $578 million to $1.7 billion, or 4.80 percent of total average managed domestic loans compared to 3.12 percent in the first quarter of 2006, primarily due to portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform.

Outstandings in the held foreign credit card loan portfolio increased $431 million to $11.4 billion at March 31, 2007 compared to December 31, 2006 due to growth in the portfolio from continued increases in retail and cash volumes coupled with reduced payments. Net charge-offs for the held foreign portfolio increased $69 million to $88 million, or 3.22 percent of total average held credit card – foreign loans compared to 0.94 percent (2.77 percent excluding the impact of SOP 03-3) a year ago. The increase in held net charge-offs was due to seasoning of the European portfolio and higher personal insolvencies in the United Kingdom.

Managed foreign credit card outstandings increased $443 million to $28.3 billion at March 31, 2007 compared to December 31, 2006 due to the same reasons as the increase in held outstandings stated above. Net losses for the managed foreign portfolio increased $129 million to $302 million, or 4.37 percent of total average managed credit card – foreign loans for the three months ended March 31, 2007 compared to 3.08 percent a year ago. The increase in managed net losses was due to the same reasons as the increase in held net charge-offs stated above.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs in the domestic and foreign credit card portfolios.

Home Equity

At March 31, 2007, 73 percent of the managed home equity portfolio was included in GCSBB, while the remainder of the portfolio was mostly in GWIM. This portfolio consists of both revolving and non-revolving first and second lien residential mortgage loans and lines of credit. On a held basis, outstanding home equity loans and lines increased $3.8 billion, or four percent, at March 31, 2007 compared to December 31, 2006, as organic home equity production remained strong and was augmented by portfolio purchases. Nonperforming home equity loans and lines increased $72 million compared to December 31, 2006 due to portfolio seasoning.

Direct/Indirect Consumer

At March 31, 2007, 60 percent of the managed direct/indirect portfolio was included in Business Lending within GCIB (automotive, marine, motorcycle and recreational vehicle loans); 36 percent was included in GCSBB (student and other non-real estate secured and unsecured personal loans) and the remainder was included in GWIM (other non-real estate secured and unsecured personal loans).

On a held basis, outstanding loans and leases increased $6.6 billion at March 31, 2007 compared to December 31, 2006 due to retail automotive portfolio purchases, growth in the Card Services unsecured lending product and reduced securitization activity. Loans past due 90 days or more and still accruing interest increased $24 million due to growth in the portfolio and a trend towards more normalized delinquency levels post bankruptcy reform. Net charge-offs increased $156 million to 1.59 percent of total average held direct/indirect loans compared to 0.68 percent (1.20 percent excluding the impact of SOP 03-3) a year ago. The increase was primarily driven by portfolio seasoning and a trend towards more normalized loss levels post bankruptcy reform in the Card Services unsecured lending portfolio.

Managed direct/indirect loans outstanding increased $5.4 billion to $67.8 billion driven by retail automotive portfolio purchases and growth in the Card Services unsecured lending product. Net losses for the managed loan portfolio increased $187 million to $321 million, or 1.96 percent of total average managed direct/indirect loans for the three months ended March 31, 2007 compared to 0.97 percent a year ago driven by the same reasons as the increase in held net charge-offs stated above.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs.

Other Consumer

At March 31, 2007, 57 percent of the other consumer portfolio consists of the foreign consumer loan portfolio which was included in Card Services within GCSBB. The remainder of the portfolio was associated with our previously exited consumer finance businesses and was included in All Other. Other consumer outstanding loans and leases decreased $744 million as of March 31, 2007 compared to December 31, 2006, driven primarily by the sale of our Latin American operations. Net charge-offs as a percentage of total average other consumer loans increased 255 bps (146 bps excluding the impact of SOP 03-3) from the same period a year ago. This increase was a result of higher net charge-offs in the foreign consumer loan portfolio primarily due to portfolio seasoning and higher personal insolvencies in the United Kingdom. See below for a discussion of the impact of SOP 03-3 on 2006 net charge-offs. Nonperforming balances increased $56 million as of March 31, 2007 compared to December 31, 2006, driven primarily by the exercise of an optional cleanup call on an asset securitization during the quarter partially offset by the impact of the sale of our Latin American operations.

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

Consumer net charge-offs, managed net losses, and associated ratios as reported and excluding the impact of SOP 03-3 for the three months ended March 31, 2006 are presented in Table 12. Management believes that excluding the impact of SOP 03-3 provides a more accurate reflection of portfolio credit quality. The impact of SOP 03-3 on net charge-offs and managed net losses for the three months ended March 31, 2007 was not material.

Table 12

2006 Consumer Net Charge-offs and Managed Net Losses

	Three Months Ended March 31, 2006
	As Reported				Excluding Impact of SOP 03-3 (1)
	Held		Managed		Held		Managed
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$10	0.02%	$10	0.02%	$10	0.02%	$10	0.02%
Credit card – domestic	634	3.77	1,073	3.12	705	4.19	1,144	3.33
Credit card – foreign	19	0.94	173	3.08	57	2.77	211	3.76
Home equity	9	0.05	9	0.05	9	0.05	9	0.05
Direct/Indirect consumer	79	0.68	134	0.97	139	1.20	194	1.40
Other consumer	42	1.67	42	1.67	70	2.76	70	2.76
Total consumer	$793	0.82	$1,441	1.19	$990	1.03	$1,638	1.35

(1)

Excluding the impact of SOP 03-3 is a non-GAAP financial measure. Net charge-offs and managed net losses exclude the impact of SOP 03-3 which decreased net charge-offs and managed net losses on credit card – domestic $71 million, credit card – foreign $38 million, direct/indirect consumer $60 million, and other consumer $28 million for the three months ended March 31, 2006. The impact of SOP 03-3 on average outstanding held and managed consumer loans and leases for the three months ended March 31, 2006 was not material.

Nonperforming Consumer Assets Activity

Table 13 presents the additions and reductions to nonperforming assets in the held consumer portfolio during the most recent five quarters. Nonperforming levels have increased over the past four quarters and were driven by seasoning of the residential mortgage and home equity portfolios. The increase in nonperforming levels was also impacted by the increase in consumer finance nonperforming loans of $78 million driven by the exercise of an optional cleanup call during the quarter on an asset securitization. The nonperforming consumer loans and leases ratio was 0.25 percent compared to 0.20 percent for the same period in 2006.

Table 13

Nonperforming Consumer Assets Activity (1)

(Dollars in millions)	First Quarter 2007	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Nonperforming loans and leases
Balance, beginning of period	$1,030	$897	$805	$785	$785
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	515	450	394	314	274
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(32)	(54)	(61)	(35)	(7)
Sales	—	(26)	(27)	(33)	(31)
Returns to performing status (2)	(224)	(179)	(163)	(173)	(183)
Charge-offs (3)	(35)	(43)	(33)	(41)	(33)
Transfers to foreclosed properties	(23)	(15)	(18)	(12)	(20)
Transfers to loans held-for-sale	(1)	—	—	—	—
Total net additions to nonperforming loans and leases	200	133	92	20	—
Total nonperforming loans and leases, end of period	1,230	1,030	897	805	785
Foreclosed properties
Balance, beginning of period	59	60	47	62	61
Additions to foreclosed properties:
New foreclosed properties	91	39	49	31	40
Reductions in foreclosed properties:
Sales	(34)	(3)	(10)	(32)	(31)
Writedowns	(42)	(37)	(26)	(14)	(8)
Total net additions to (reductions in) foreclosed properties	15	(1)	13	(15)	1
Total foreclosed properties, end of period	74	59	60	47	62
Nonperforming consumer assets, end of period	$1,304	$1,089	$957	$852	$847
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.25%	0.22%	0.21%	0.19%	0.20%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.27	0.23	0.22	0.20	0.22

(1)

Balances do not include nonperforming loans held-for-sale included in other assets of $28 million, $30 million, $28 million, $31 million and $27 million at March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

(2)	Consumer loans and leases are generally returned to performing status when principal or interest is less than 90 days past due.
(3)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 57 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report on Form 10-K.

Management of Commercial Credit Risk Concentrations

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 17, 19 and 22 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

From the perspective of portfolio risk management, customer concentration management is most relevant in GCIB. Within that segment’s Business Lending and Capital Markets and Advisory Services businesses, we facilitate bridge financing to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for our clients. These concentrations are managed in part through our established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches. In many cases, these offers to finance will not be accepted. If accepted, these highly conditioned commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a binding commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios and higher potential for loss, unless an orderly disposition of the exposure can be made.

Prior to January 1, 2007, the Corporation accounted for all loans in the held-to-maturity portfolio on a historical cost basis and recorded incurred losses on this portfolio as part of the allowance for loan and lease losses. Effective January 1, 2007, the Corporation elected to account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with our credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for hedge accounting under SFAS 133 and are therefore carried at fair value, with changes in fair value recorded in other income. Therefore, electing the fair value option allows the Corporation to account for these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and credit derivatives at fair value.

Fair values for the loans and unfunded commitments are based on market prices, where available, or discounted cash flows using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.

Subsequent to initial adoption, any fair value adjustment upon origination and changes in the fair value of loans and unfunded commitments is recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are no longer used to capture probable credit losses inherent in nonperforming or impaired loans and unfunded commitments for which the Corporation elected to account for at fair value in accordance with SFAS 159. The remaining Commercial Credit Portfolio tables have been modified to exclude loans and unfunded commitments that are carried at fair value and to adjust certain ratios for this accounting change.

The Corporation initially adopted the fair value option for $4.0 billion of outstanding commercial loans as of January 1, 2007 and recorded pre-tax net losses of $21 million (net of adjustments related to the allowance for loan and lease losses and direct loan origination fees and costs) representing the excess of carrying value over fair value of the funded loans, with the after-tax amount recorded in retained earnings. At March 31, 2007, outstanding commercial loans measured at fair value had an aggregate fair value of $3.86 billion recorded in loans and leases and included commercial – domestic loans of $2.75 billion, commercial – foreign loans of $932 million and commercial real estate loans of $179 million. The aggregate outstanding principal balance of these loans was $3.93 billion at March 31, 2007. Net gains recorded in other income resulting from changes in fair value of these loans totaled $1 million during the three months ended March 31, 2007.

The Corporation also initially adopted the fair value option for $21.1 billion of unfunded commercial commitments, including letters of credit, as of January 1, 2007, and recorded pre-tax net losses of $321 million (net of associated adjustments related to the reserve for unfunded lending commitments) representing the excess of carrying value over fair value of the unfunded commitments, with the after-tax amount recorded in retained earnings. At March 31, 2007, unfunded commitments and letters of credit had fair values of $356 million and $21 million, respectively, and were recorded in accrued expenses and other liabilities. The March 31, 2007 notional amounts of unfunded commitments and letters of credit were $20.4 billion and $1.1 billion, respectively. Net losses recorded in other income resulting from changes in fair value of these commitments and letters of credit totaled $28 million during the three months ended March 31, 2007.

Commercial Credit Portfolio

Commercial credit quality remained sound for the three months ended March 31, 2007. The loans and leases net charge-off ratio increased to 0.31 percent from 0.05 percent in the first quarter of 2006 and was primarily attributable to seasoning of the small business and business card portfolios. The nonperforming loan and accruing past due 90 days or more ratios remained unchanged at 0.31 percent and 0.16 percent compared to December 31, 2006.

Table 14 presents our commercial loans and leases and related asset quality information for the three months ended March 31, 2007 and 2006.

Table 14

Commercial Loans and Leases

	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)		Net Charge- offs		Net Charge- off Ratios (4)
							Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	March 31 2007	December 31 2006	March 31 2007	December 31 2006	March 31 2007	December 31 2006	2007	2006 (3)	2007	2006
Commercial—domestic	$160,190	$161,982	$501	$584	$326	$265	$184	$52	0.46%	0.14%
Commercial real estate (5)	36,022	36,258	189	118	21	78	3	(1)	0.03	(0.01)
Commercial lease financing	19,988	21,864	21	42	20	26	(1)	(23)	(0.03)	(0.45)
Commercial—foreign	20,771	20,681	29	13	4	9	(3)	1	(0.05)	0.01
Total measured at historical cost	236,971	240,785	740	757	371	378	183	29	0.31	0.05
Total measured at fair value (6)	3,859	n/a	—	n/a	—	n/a	n/a	n/a
Total commercial loans and leases	$240,830	$240,785	$740	$757	$371	$378	$183	$29

(1)	Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost were 0.31 percent at both March 31, 2007 and December 31, 2006.
(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases measured at historical cost were 0.16 percent at both March 31, 2007 and December 31, 2006. Including commercial loans and leases measured at fair value, the ratio would have been 0.15 percent at March 31, 2007.

(3)

Includes a reduction in net charge-offs on commercial – domestic of $13 million as a result of the impact of SOP 03-3 for the three months ended March 31, 2006. The impact of SOP 03-3 on average outstanding commercial – domestic loans and leases for 2006 was not material. See discussion of SOP 03-3 in the Consumer Credit Portfolio section on page 66.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases measured at historical cost during the period for each loan and lease category.
(5)

Includes domestic commercial real estate loans of $35.4 billion and $35.7 billion at March 31, 2007 and December 31, 2006, and foreign commercial real estate loans of $606 million and $578 million at March 31, 2007 and December 31, 2006.

(6)

Commercial loans measured at fair value in accordance with SFAS 159 include commercial – domestic loans of $2.75 billion, commercial – foreign loans of $932 million and commercial real estate loans of $179 million at March 31, 2007.

n/a = not applicable

Table 15 presents commercial credit exposure by type for utilized, unfunded and total committed credit exposure. The increase in total assets held-for-sale was primarily attributable to a $5.1 billion increase in warehoused assets related to pending commercial mortgage-backed securitizations.

Table 15

Commercial Credit Exposure by Type

	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
	March 31	December 31	March 31	December 31	March 31	December 31
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Loans and leases	$240,830	$240,785	$270,321	$269,937	$511,151	$510,722
Standby letters of credit and financial guarantees	49,195	46,772	4,040	6,234	53,235	53,006
Derivative assets (5)	25,279	23,439	—	—	25,279	23,439
Assets held-for-sale	27,835	21,936	804	1,136	28,639	23,072
Commercial letters of credit	3,991	4,258	317	224	4,308	4,482
Bankers’ acceptances	2,159	1,885	1	1	2,160	1,886
Securitized assets	1,291	1,292	—	—	1,291	1,292
Foreclosed properties	17	10	—	—	17	10
Total commercial credit exposure	$350,597	$340,377	$275,483	$277,532	$626,080	$617,909

(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure at March 31, 2007 includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $3.86 billion and letters of credit at notional value of $1.1 billion.

(3)	Total commercial unfunded exposure at March 31, 2007 includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $20.4 billion.
(4)	Excludes unused business card lines which are not legally binding.
(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $8.7 billion and $7.3 billion at March 31, 2007 and December 31, 2006. In addition to cash collateral, derivative assets are also collateralized by $7.5 billion and $7.6 billion of primarily other marketable securities at March 31, 2007 and December 31, 2006 for which credit risk has not been reduced.

Table 16 presents commercial utilized criticized exposure by product type and as a percentage of total commercial utilized exposure for each category presented. Utilized criticized exposure related to assets held-for-sale of $1.2 billion and $600 million as of March 31, 2007 and December 31, 2006 and other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $264 million at March 31, 2007, are excluded from the table below. See Note 14 of the Consolidated Financial Statements for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, including bridge exposure of $1.0 billion and $550 million at March 31, 2007 and December 31, 2006, are carried at the lower of cost or market and are managed in part through our “originate to distribute” strategy (see Management of Commercial Credit Risk Concentrations beginning on page 68 for more information on bridge financing). Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 2.40 percent and 2.25 percent as of March 31, 2007 and December 31, 2006.

Table 16

Commercial Utilized Criticized Exposure (1,2)

	March 31, 2007		December 31, 2006
(Dollars in millions)	Amount	Percent (3)	Amount	Percent (3)
Commercial—domestic	$5,284	2.48%	$5,180	2.42%
Commercial real estate	1,041	2.59	806	1.98
Commercial lease financing	446	2.23	504	2.31
Commercial—foreign	348	0.78	571	1.37
Total commercial utilized criticized exposure	$7,119	2.24	$7,061	2.22

(1)

Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Balances and ratios have been adjusted to exclude assets held-for-sale at March 31, 2007 and December 31, 2006 and exposure measured at fair value in accordance with SFAS 159 at March 31, 2007. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 2.40 percent and 2.25 percent as of March 31, 2007 and December 31, 2006.

(2)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(3)	Ratios are calculated as commercial utilized criticized exposure divided by total commercial utilized exposure for each exposure category.

Commercial – Domestic

At March 31, 2007, approximately 80 percent of the commercial—domestic portfolio was included in Business Lending (business banking, middle market and large multinational corporate loans and leases) and Capital Markets and Advisory Services (acquisition and bridge financing), both within GCIB. Outstanding loans and leases in GCIB, including loans measured at fair value, increased $464 million to $130.5 billion at March 31, 2007 compared to December 31, 2006 driven primarily by growth in margin loans and increased lending to the healthcare industry. Nonperforming loans and leases declined by $105 million to $355 million driven by a large repayment. Net charge-offs were up $17 million from the first quarter of 2006 driven by a lower level of recoveries. Criticized utilized exposure, excluding assets in the held-for-sale and fair value portfolios, remained essentially flat at $4.7 billion. See Management of Commercial Credit Risk Concentrations beginning on page 68 for a discussion of exposure measured at fair value in accordance with SFAS 159.

The remaining 20 percent of the commercial—domestic portfolio is in GWIM (business-purpose loans for wealthy individuals) and GCSBB (business card and small business loans). Outstanding loans and leases increased $491 million to $32.4 billion at March 31, 2007 compared to December 31, 2006 driven primarily by growth in the business card and small business portfolios within GCSBB. Increases in nonperforming loans and leases, loans past due 90 days or more and still accruing interest, net charge-offs and criticized utilized exposure were primarily driven by seasoning of the business card and small business portfolios.

Commercial Real Estate

The commercial real estate portfolio is managed in Business Lending within GCIB and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases, including loans measured at fair value, decreased $57 million to $36.2 billion as of March 31, 2007 compared to December 31, 2006. The decrease was primarily driven by loan syndications and contraction in the homebuilding market. The increase in total assets held-for-sale as presented in Table 15 was primarily driven by a higher level of warehoused assets pending commercial mortgage-backed securitizations. Utilized criticized exposure increased $235 million to $1.0 billion primarily attributable to the continuing impact of the housing slowdown on the homebuilding sector. See Management of Commercial Credit Risk Concentrations beginning on page 68 for a discussion of exposure measured at fair value in accordance with SFAS 159.

Table 17 presents outstanding commercial real estate loans by geographic region and property type diversification, excluding those commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate reflects loans dependent on the sale of the real estate as the primary source of repayment.

Table 17

Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2007	December 31 2006
By Geographic Region (1)
California	$7,167	$7,781
Northeast	6,478	6,368
Southeast	4,898	5,097
Florida	3,849	3,898
Southwest	3,894	3,787
Midwest	2,417	2,271
Northwest	2,011	2,053
Midsouth	2,176	2,006
Other	977	870
Geographically diversified (2)	1,729	1,549
Non-U.S.	605	578
Total outstanding commercial real estate loans (4)	$36,201	$36,258
By Property Type
Residential	$8,098	$8,151
Office buildings	4,828	4,823
Apartments	4,105	4,277
Land and land development	3,658	3,956
Shopping centers/retail	4,818	3,955
Industrial/warehouse	2,438	3,247
Multiple use	1,037	1,257
Hotels/motels	1,164	1,185
Resorts	198	180
Other (3)	5,857	5,227
Total outstanding commercial real estate loans (4)	$36,201	$36,258

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(2)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.
(4)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $179 million at March 31, 2007.

Commercial Lease Financing

The commercial lease financing portfolio is managed in Business Lending within GCIB. Outstanding loans and leases decreased $1.9 billion to $20.0 billion as of March 31, 2007 compared to December 31, 2006 primarily due to the adoption of FSP 13-2. Net charge-offs increased $22 million compared to the prior year primarily due to lower recoveries. For more information on the adoption of FSP 13-2, see Note 1 of the Consolidated Financial Statements.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and Capital Markets and Advisory Services, both within GCIB. Outstanding loans and leases, including loans measured at fair value, increased by $1.0 billion to $21.7 billion at March 31, 2007 compared to December 31, 2006 driven by organic growth, partially offset by the sale of our Latin American operations. Criticized utilized exposure, excluding criticized assets in the held-for-sale and fair value portfolios, decreased $223 million to $348 million, primarily attributable to the sale of our Latin American operations. See

Management of Commercial Credit Risk Concentrations beginning on page 68 for a discussion of exposure measured at fair value in accordance with SFAS 159. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 75.

Nonperforming Commercial Assets Activity

Table 18 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 18

Nonperforming Commercial Assets Activity (1)

(Dollars in millions)	First Quarter 2007	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Nonperforming loans and leases
Balance, beginning of period	$757	$683	$762	$799	$726
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	357	316	174	204	286
Advances	13	10	13	6	3
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(204)	(104)	(115)	(32)	(152)
Sales	(25)	(37)	(41)	(74)	—
Returns to performing status (2)	(56)	(27)	(26)	(17)	(10)
Charge-offs (3)	(73)	(82)	(84)	(124)	(41)
Transfers to foreclosed properties	(9)	—	—	—	(3)
Transfers to loans held-for-sale	(20)	(2)	—	—	(10)
Total net additions to (reductions in) nonperforming loans and leases	(17)	74	(79)	(37)	73
Total nonperforming loans and leases, end of period	740	757	683	762	799
Foreclosed properties
Balance, beginning of period	10	16	27	34	31
Additions to foreclosed properties:
New foreclosed properties	9	—	1	1	4
Reductions in foreclosed properties:
Sales	(4)	(5)	(5)	(7)	(1)
Writedowns	—	(1)	(7)	(1)	—
Total net additions to (reductions in) foreclosed properties	5	(6)	(11)	(7)	3
Total foreclosed properties, end of period	15	10	16	27	34
Nonperforming commercial assets, end of period	$755	$767	$699	$789	$833
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.31%	0.31%	0.29%	0.32%	0.35%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.32	0.32	0.30	0.34	0.37

(1)

Balances do not include nonperforming loans held-for-sale included in other assets of $66 million, $50 million, $71 million, $83 million and $57 million at March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006, and March 31, 2006, respectively. There were no nonperforming loans measured at fair value in accordance with SFAS 159 at March 31, 2007. See Note 14 of the Consolidated Financial Statements for a discussion of the changes in the fair value portfolio during the first quarter of 2007.

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

Industry Concentrations

Table 19 presents commercial committed credit exposure by industry. Our commercial credit exposure is diversified across a broad range of industries. Total commercial credit exposure increased by $8.2 billion, or one percent, at March 31, 2007 compared to December 31, 2006. Real estate increased by $4.5 billion, or six percent, due to warehouse activity related to commercial mortgage-backed securitizations. Diversified financials increased $4.3 billion, or six percent, due primarily to assets held-for-sale and private equity transactions.

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure which exists in the historical cost and the fair value portfolios. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. Since December 31, 2006, our net credit default protection purchased has been reduced by $4.0 billion as we continue to refine our view of the underlying credit risk in the portfolio in light of our near term outlook on the corporate credit environment.

At March 31, 2007 and December 31, 2006, we had net notional credit default protection purchased in our credit derivatives portfolio of $4.3 billion and $8.3 billion. The net cost of credit default protection, including mark-to-market impacts, resulted in net losses of $14 million for the three months ended March 31, 2007 compared to net losses of $100 million for the same period in the prior year. Losses for the three months ended March 31, 2007 were a reflection of the premium cost and changes in market spreads of our hedge positions. The average VAR for these credit derivative hedges was $43 million and $72 million for the twelve months ended March 31, 2007 and 2006. The decrease in VAR was driven by a reduction in the average amount of credit protection outstanding during the period. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $50 million and $68 million for the twelve months ended March 31, 2007 and 2006. Refer to Trading Risk Management beginning on page 80 for a description of our VAR calculation for the market-based trading portfolio.

Table 19

Commercial Credit Exposure by Industry

	Commercial Utilized (1)		Total Commercial Committed (1)
	March 31	December 31	March 31	December 31
(Dollars in millions)	2007	2006	2007	2006
Real estate (2)	$54,468	$49,208	$77,959	$73,493
Diversified financials	28,948	24,802	71,353	67,027
Retailing	27,558	27,226	43,633	44,064
Government and public education	22,620	22,495	40,421	39,254
Capital goods	18,482	16,804	38,705	37,337
Banks	27,494	26,405	37,570	36,735
Consumer services	19,337	19,108	32,491	32,651
Healthcare equipment and services	16,592	15,787	32,323	31,095
Materials	15,746	15,882	28,117	28,693
Individuals and trusts	17,868	18,792	27,471	29,167
Commercial services and supplies	14,911	15,204	23,208	23,512
Food, beverage and tobacco	10,814	11,341	20,426	21,081
Energy	9,631	9,350	18,608	18,405
Media	7,592	8,659	17,796	19,056
Utilities	6,073	4,951	17,722	17,221
Transportation	10,785	11,451	16,250	17,189
Insurance	6,466	6,573	14,243	14,121
Religious and social organizations	7,758	7,840	10,293	10,507
Consumer durables and apparel	4,980	4,820	9,335	9,117
Telecommunication services	3,102	3,513	7,725	7,929
Technology hardware and equipment	2,918	3,279	7,550	8,046
Software and services	3,175	2,757	7,237	6,206
Pharmaceuticals and biotechnology	2,925	2,530	6,132	6,289
Food and staples retailing	1,878	2,153	4,957	4,222
Automobiles and components	1,449	1,529	4,790	5,098
Household and personal products	699	720	2,451	2,205
Semiconductors and semiconductor equipment	720	802	1,353	1,364
Other	5,608	6,396	5,961	6,825
Total commercial credit exposure by industry	$350,597	$340,377	$626,080	$617,909
Net credit default protection purchased on total commitments			$(4,274)	$(8,260)

(1)

Total commercial utilized and total commercial committed exposure at March 31, 2007 includes loans and unfunded commitments measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $3.86 billion, issued letters of credit at notional value of $1.1 billion and unfunded loan commitments at notional value of $20.4 billion.

(2)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

Tables 20 and 21 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2007 and December 31, 2006.

Table 20

Net Credit Default Protection by Maturity Profile

	March 31 2007	December 31 2006
Less than or equal to one year	2%	7%
Greater than one year and less than or equal to five years	55	46
Greater than five years	43	47
Total net credit default protection	100%	100%

Table 21

Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	March 31, 2007			December 31, 2006
Ratings	Net Notional	Percent		Net Notional	Percent
AAA	$6	(0.1	) %	$(23)	0.3%
AA	(102)	2.4		(237)	2.9
A	(1,853)	43.4		(2,598)	31.5
BBB	(1,874)	43.8		(3,968)	48.0
BB	(524)	12.3		(1,341)	16.2
B	(147)	3.4		(334)	4.0
CCC and below	(85)	2.0		(50)	0.6
NR (2)	305	(7.2)		291	(3.5)
Total net credit default protection	$(4,274)	100.0%		$(8,260)	100.0%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)

In addition to unrated names, “NR” includes $301 million and $302 million in net credit default swaps index positions at March 31, 2007 and December 31, 2006. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

Table 22 sets forth foreign exposure to borrowers or counterparties in emerging markets. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the U.S. Foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Outstandings which are assigned external guarantees are reported under the country of the guarantor. Outstandings with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are presented based on the domicile of the counterparty consistent with FFIEC reporting rules.

As presented in Table 22 foreign exposure to borrowers or counterparties in emerging markets increased $2.1 billion to $22.9 billion at March 31, 2007, compared to $20.9 billion at December 31, 2006. The increase was primarily due to higher sovereign and corporate securities trading exposures as well as higher other financing exposure in Asia Pacific. Foreign exposure to borrowers or counterparties in emerging markets represented 17 percent and 16 percent of total foreign exposure at March 31, 2007 and December 31, 2006.

Table 22

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at March 31 2007	Increase/ (Decrease) From December 31 2006
Region/Country
Asia Pacific
China	$232	$56	$72	$3,375	$3,735	$—	$3,735	$121
South Korea	262	722	73	3,121	4,178	—	4,178	801
India	598	732	280	1,009	2,619	—	2,619	584
Singapore	269	9	71	469	818	—	818	(54)
Taiwan	279	79	65	41	464	304	768	26
Hong Kong	336	32	72	261	701	—	701	(163)
Other Asia Pacific (7)	78	24	9	436	547	17	564	(27)
Total Asia Pacific	2,054	1,654	642	8,712	13,062	321	13,383	1,288
Latin America
Mexico	992	219	67	2,601	3,879	—	3,879	(52)
Brazil	167	87	25	2,719	2,998	273	3,271	620
Other Latin America (7)	306	175	13	248	742	195	937	77
Total Latin America	1,465	481	105	5,568	7,619	468	8,087	645
Middle East and Africa (7)	544	125	111	408	1,188	—	1,188	72
Central and Eastern Europe (7)	6	26	28	212	272	—	272	57
Total emerging market exposure	$4,069	$2,286	$886	$14,900	$22,141	$789	$22,930	$2,062

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at March 31, 2007.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $58 million and $9 million at March 31, 2007 and December 31, 2006. There are no other marketable securities collateralizing derivative assets at March 31, 2007. There were less than $1 million of other marketable securities collateralizing derivative assets at December 31, 2006.

(4)

Generally, cross-border resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting rules. Cross-border resale agreements where the underlying securities are U.S. Treasuries, in which case the domicile is the U.S., are excluded from this presentation.

(5)

Cross-border exposure includes amounts payable to us by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.

(6)

Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at March 31, 2007 was $17.6 billion compared to $20.7 billion at December 31, 2006. Local liabilities at March 31, 2007 in Asia Pacific and Latin America were $16.3 billion and $1.3 billion, of which $6.5 billion were in Singapore, $4.6 billion in Hong Kong, $1.8 billion in South Korea, $1.1 billion in Mexico, $1.1 billion in India, $839 million in China, and $538 million in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Middle East and Africa, and Central and Eastern Europe had total foreign exposure of more than $500 million.

At March 31, 2007 and December 31, 2006, 58 percent of the emerging markets exposure was in Asia Pacific. Asia Pacific emerging markets exposure increased by $1.3 billion. Growth was driven by higher cross-border securities trading and other financing exposure primarily in South Korea and India. Our exposure in China was primarily related to our equity investment in CCB which accounted for $3.0 billion at both March 31, 2007 and December 31, 2006.

At March 31, 2007, 35 percent of the emerging markets exposure was in Latin America compared to 36 percent at December 31, 2006. Latin America emerging markets exposure increased by $645 million driven by an increase in cross-border equity investment in Banco Itaú in Brazil. In early 2007, we also closed the transactions for the sale of our operations in Chile and Uruguay for equity in Banco Itaú. Our investment in Banco Itaú accounted for $2.6 billion and $1.9 billion of exposure in Brazil at March 31, 2007 and December 31, 2006. The March 31, 2007 equity investment in Banco Itaú represents seven percent of its outstanding voting and non-voting shares.

Our 24.9 percent investment in Santander accounted for $2.3 billion of exposure in Mexico at both March 31, 2007 and December 31, 2006.

In March 2007, the Corporation completed the sale of its BankBoston Argentina assets to a consortium led by Johannesburg-based Standard Bank Group Ltd in exchange for the assumption of BankBoston Argentina liabilities of approximately $2.0 billion.

Provision for Credit Losses

The provision for credit losses was $1.2 billion for the three months ended March 31, 2007, a slight decrease compared to the same period in 2006.

The consumer portion of the provision for credit losses decreased $168 million to $1.1 billion for the three months ended March 31, 2007 compared to the same period a year ago. This decrease was primarily driven by reserve reductions from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust and increased securitizations from the trust. These decreases were partially offset by higher net charge-offs resulting from portfolio seasoning and the trend toward more normalized loss levels post bankruptcy reform.

The commercial portion of the provision for credit losses increased $126 million to $159 million for the three months ended March 31, 2007 compared to a year ago. The increase was primarily driven by seasoning of the small business and business card portfolios in GCSBB, as well as, lower commercial recoveries in GCIB. Partially offsetting these increases was a reduction of reserves in All Other reflecting the sale of our Argentina portfolio during the first quarter of 2007.

Allowance for Credit Losses

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is allocated based on two components. We evaluate the adequacy of the allowance for loan and lease losses based on the combined total of these two components. The allowance for loan and lease losses excludes loans measured at fair value in accordance with SFAS 159 as subsequent mark-to-market adjustments related to loans measured at fair value include a credit risk component.

The first component of the allowance for loan and lease losses covers those commercial loans measured at historical cost that are either nonperforming or impaired. An allowance is allocated when the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of that loan. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product type and risk rating of the loans.

The second component of the allowance for loan and lease losses covers performing commercial loans and leases measured at historical cost and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of March 31, 2007, quarterly updating of historical loss experience did not have a material impact on the allowance for loan and lease losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of March 31, 2007, quarterly updating of the loss forecast models increased the allowance for loan and lease losses due to higher anticipated losses from portfolio seasoning and a trend toward more normalized loss levels post bankruptcy reform. This increase was offset by reserve reductions resulting from consumer credit card securitization activities. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults and event risk.

We monitor differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by management of loan and lease portfolios and the models used to estimate incurred losses in those portfolios.

Additions to the allowance for loan and lease losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts are credited to the allowance for loan and lease losses.

The allowance for loan and lease losses for the consumer portfolio as presented in Table 24 was $5.4 billion at March 31, 2007, a decrease of $200 million from December 31 2006. This decrease was primarily attributable to reserve reductions from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card master trust and increased securitizations from the trust. This decrease was partially offset by increases in reserves due to higher anticipated losses from portfolio seasoning and a trend towards more normalized loss levels post bankruptcy reform.

The allowance for commercial loan and lease losses was $3.4 billion at March 31, 2007, an $84 million decrease from December 31, 2006. Commercial — foreign allowance levels decreased due to the sales of our Latin American portfolios and operations. The increase in commercial — domestic allowance levels was primarily attributable to an increase in reserves due to higher anticipated losses from seasoning of the small business and business card portfolios within GCSBB, partially offset by reductions in GCIB commercial reserves due to the adoption of SFAS 159 for certain large corporate clients. See Management of Commercial Credit Risk Concentrations beginning on page 68 for additional information related to the adoption of SFAS 159.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments measured at historical cost, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The reserve for unfunded lending commitments excludes commitments measured at fair value in accordance with SFAS 159. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheet.

We monitor differences between estimated and actual incurred credit losses upon draws of the commitments. This monitoring process includes periodic assessments by management of credit portfolios and the models used to estimate incurred losses in those portfolios.

Changes to the reserve for unfunded lending commitments are generally made through the provision for credit losses. The reserve for unfunded lending commitments at March 31, 2007 was $374 million, a $23 million decrease from December 31, 2006 primarily driven by the adoption of SFAS 159 for certain large corporate clients. See Management of Commercial Credit Risk Concentrations beginning on page 68 for additional information related to the adoption of SFAS 159.

Table 23 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2007 and 2006.

Table 23

Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in millions)	2007	2006
Allowance for loan and lease losses, January 1	$9,016	$8,045
Transition adjustment due to the adoption of SFAS 159	(32)	—
MBNA balance, January 1, 2006	—	577
Loans and leases charged off
Residential mortgage	(13)	(18)
Credit card—domestic	(899)	(743)
Credit card—foreign	(102)	(32)
Home equity	(20)	(14)
Direct/Indirect consumer	(354)	(127)
Other consumer	(119)	(72)
Total consumer charge-offs	(1,507)	(1,006)
Commercial—domestic	(214)	(94)
Commercial real estate	(4)	—
Commercial lease financing	(10)	(3)
Commercial—foreign	(8)	(14)
Total commercial charge-offs	(236)	(111)
Total loans and leases charged off	(1,743)	(1,117)
Recoveries of loans and leases previously charged off
Residential mortgage	7	8
Credit card—domestic	93	109
Credit card—foreign	14	13
Home equity	3	5
Direct/Indirect consumer	119	48
Other consumer	27	30
Total consumer recoveries	263	213
Commercial—domestic	30	42
Commercial real estate	1	1
Commercial lease financing	11	26
Commercial—foreign	11	13
Total commercial recoveries	53	82
Total recoveries of loans and leases previously charged off	316	295
Net charge-offs	(1,427)	(822)
Provision for loan and lease losses	1,228	1,270
Other	(53)	(3)
Allowance for loan and lease losses, March 31	8,732	9,067
Reserve for unfunded lending commitments, January 1	397	395
Transition adjustment due to the adoption of SFAS 159	(28)	—
Provision for unfunded lending commitments	7	—
Other	(2)	—
Reserve for unfunded lending commitments, March 31	374	395
Allowance for credit losses, March 31	$9,106	$9,462
Loans and leases outstanding measured at historical cost at March 31	$719,774	$619,525
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost at March 31 (1)	1.21%	1.46%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding measured at historical cost at March 31	1.11	1.40
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding measured at historical cost at March 31 (1)	1.42	1.58
Average loans and leases outstanding measured at historical cost during the period	$714,042	$615,968
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost during the period (1, 2)	0.81%	0.54%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost at March 31	443	572
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs (2)	1.51	2.72

(1)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the period ended March 31, 2007. Loans measured at fair value were $3.86 billion at March 31, 2007.
(2)

For the three months ended March 31, 2006, the impact of SOP 03-3 decreased net charge-offs by $210 million. Excluding the impact of SOP 03-3, annualized net charge-offs as a percentage of average loans and leases outstanding for the three months ended March 31, 2006 was 0.68 percent, and the ratio of the allowance for loan and lease losses to annualized net charge-offs was 2.19 at March 31, 2006.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 24 presents our allocation by product type.

Table 24

Allocation of the Allowance for Credit Losses by Product Type

	March 31, 2007		December 31, 2006
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$252	2.9%	$248	2.8%
Credit card—domestic	2,959	33.9	3,176	35.2
Credit card—foreign	328	3.8	336	3.7
Home equity	143	1.6	133	1.5
Direct/Indirect consumer	1,306	15.0	1,200	13.3
Other consumer	372	4.2	467	5.2
Total consumer	5,360	61.4	5,560	61.7
Commercial—domestic	2,253	25.8	2,162	24.0
Commercial real estate	592	6.8	588	6.5
Commercial lease financing	182	2.1	217	2.4
Commercial—foreign	345	3.9	489	5.4
Total commercial (1)	3,372	38.6	3,456	38.3
Allowance for loan and lease losses	8,732	100.0%	9,016	100.0%
Reserve for unfunded lending commitments	374		397
Allowance for credit losses	$9,106		$9,413

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $57 million and $43 million at March 31, 2007 and December 31, 2006.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, ALM process, credit risk mitigation activities, and mortgage banking activities. More detailed information on our market risk management process is included on pages 72 through 80 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed in the Corporation’s 2006 Annual Report on Form 10-K.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended March 31, 2007. Trading-related revenue encompasses proprietary trading and customer-related activities. During the twelve months ended March 31, 2007, positive trading-related revenue was recorded for 94 percent of the trading days. Furthermore, only one percent of the total trading days had losses greater than $10 million, and the largest loss was $22 million. This can be compared to the twelve months ended March 31, 2006, where positive trading-related revenue was recorded for 88 percent of the trading days and only four percent of the total trading days had losses greater than $10 million, and the largest loss was $55 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use VAR modeling and stress testing. VAR is a key statistic used to measure market risk. In order to manage day-to-day risks, VAR is subject to trading limits both for our overall trading portfolio and within individual businesses. All limit excesses are communicated to management for review.

A VAR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. The VAR represents the worst loss the portfolio is expected to experience with a given level of confidence. VAR depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model uses a historical simulation approach based on three years of historical data and assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in the twelve months ended March 31, 2007 and exceeded VAR twice in the twelve months ended March 31, 2006.

The assumptions and data underlying our VAR model are updated on a regular basis. In addition, the predictive accuracy of the model is periodically tested by comparing actual losses for individual businesses with the losses predicted by the VAR model. Management reviews and evaluates the results of these tests.

Table 25 presents average, high and low daily VAR for the twelve months ended March 31, 2007 and 2006.

Table 25

Trading Activities Market Risk

	Twelve Months Ended March 31
	2007			2006
	VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$8.9	$25.3	$3.6	$5.4	$11.1	$2.9
Interest rate	15.2	37.0	6.6	24.4	58.2	10.8
Credit	28.7	39.9	21.3	22.7	33.4	15.8
Real estate/mortgage	8.9	16.7	4.7	11.1	20.6	5.6
Equities	18.1	39.6	9.6	18.6	35.1	9.6
Commodities	6.3	9.9	3.7	6.0	10.6	3.4
Portfolio diversification	(44.8)	—	—	(47.9)	—	—
Total market-based trading portfolio (2)	$41.3	$59.8	$26.0	$40.3	$55.0	$26.8

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	See Commercial Portfolio Credit Risk Management beginning on page 68 for a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the twelve months ended March 31, 2007, the largest losses among these scenarios ranged from $101 million to $591 million. Hypothetical scenarios evaluate the potential impact of extreme but plausible events. These scenarios are developed to address perceived vulnerabilities in the market and in our portfolios, and are periodically updated. Management reviews and evaluates results of these scenarios monthly. During the twelve months ended March 31, 2007, the largest losses among these scenarios ranged from $436 million to $685 million. Worst-case losses, which represent the most extreme losses in our daily VAR calculation, are reported daily. Finally, desk-level stress tests are performed daily for individual businesses. These stress tests evaluate the potential adverse impact of large moves in the market risk factors to which those businesses are most sensitive.

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

Simulations are used to estimate the impact on core net interest income – managed basis using numerous interest rate scenarios, balance sheet trends and strategies. These simulations evaluate how the above mentioned scenarios impact core net interest income – managed basis on short-term financial instruments, debt securities, loans, deposits, borrowings, and derivative instruments. In addition, these simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics.

Management analyzes core net interest income – managed basis forecasts utilizing different rate scenarios, with the base case utilizing the forward interest rates. Management frequently updates the core net interest income – managed basis forecast for changing assumptions and differing outlooks based on economic trends and market conditions. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to interest rate changes.

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at March 31, 2007 and December 31, 2006 were as follows:

Table 26

Forward Rates

	March 31, 2007		December 31, 2006
	Federal Funds	Ten Year Swap	Federal Funds	Ten Year Swap
Spot Rates	5.25%	5.18%	5.25%	5.18%
12-month forward rates	4.67	5.20	4.85	5.19

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from March 31, 2007 and December 31, 2006, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 40.

Table 27

Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions) Curve Change	Short Rate	Long Rate	March 31 2007	December 31 2006
+100 Parallel shift	+100	+100	$(631)	$(557)
-100 Parallel shift	-100	-100	688	770
Flatteners
Short end	+100	—	(763)	(687)
Long end	—	-100	(256)	(192)
Steepeners
Short end	-100	—	895	971
Long end	—	+100	153	138

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years. The estimated exposure is reported on a managed basis and reflects impacts that may be realized primarily in net interest income and card income. This sensitivity analysis excludes any impact that could occur in the valuation of retained interests in the Corporation’s securitizations due to changes in interest rate levels. For additional information on securitizations, see Note 8 of the Consolidated Financial Statements.

Our core net interest income – managed basis, was slightly liability sensitive at both March 31, 2007 and December 31, 2006. Beyond what is already implied in the forward market curve, the interest rate risk position has become modestly more exposed to rising rates since December 31, 2006. Over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. The securities portfolio is primarily comprised of mortgage-backed securities and includes investments to a lesser extent in corporate, municipal and other investment grade debt securities. During the three months ended March 31, 2007 and 2006, we purchased AFS debt securities of $2.9 billion and $26.5 billion, sold $4.1 billion and $7.0 billion, and had maturities and received paydowns of $5.6 billion and $5.4 billion. We realized $62 million and $14 million in gains on sales of debt securities during the three months ended March 31, 2007 and 2006. The value of our accumulated OCI related to AFS debt securities increased (improved) by $313 million (pre-tax) during the three months ended March 31, 2007 which was driven by mortgage-backed securities paydowns and a slight decrease in mortgage interest rates and was partially offset by sales of other debt securities sold at realized gains. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $2.8 billion in after-tax losses at March 31, 2007, related to after-tax unrealized losses associated with our AFS securities portfolio, including $2.9 billion of after-tax unrealized losses related to AFS debt securities and $69 million of after-tax unrealized gains related to AFS equity securities. Total market value of the AFS debt securities was $181.0 billion at March 31, 2007 with a weighted average duration of 4.3 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations, the collection of cash flows including prepayment and maturity activity, and the passage of time.

In connection with adopting SFAS 159 the Corporation reclassified approximately $3.7 billion from AFS debt securities to trading account assets. There were no net unrealized gains or losses associated with these securities recorded in accumulated OCI as these securities were hedged using SFAS 133 hedge accounting. Accordingly there was no impact on the Corporation’s transition adjustment to beginning retained earnings upon adoption of SFAS 159 on January 1, 2007.

Residential Mortgage Portfolio

During the three months ended March 31, 2007 and 2006, we purchased $16.5 billion and $4.3 billion of residential mortgages related to ALM activities, and added $18.1 billion and $7.0 billion of originated residential mortgages. We sold $11.3 billion of residential mortgages during the quarter, which included $8.0 billion of originated residential mortgages. Additionally, we received paydowns of $7.3 billion and $5.5 billion for the three months ended March 31, 2007 and 2006. The ending balance at March 31, 2007 was $254.8 billion, compared to $188.3 billion at March 31, 2006.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to mitigate our interest rate and foreign exchange risk. We use derivatives to hedge the changes in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For additional information on our hedging activities see Note 4 of the Consolidated Financial Statements.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 28 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at March 31, 2007 and December 31, 2006.

Changes to the composition of our derivatives portfolio reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our net receive fixed swap position (including foreign exchange contracts) increased $20.2 billion to $32.5 billion at March 31, 2007 compared to $12.3 billion at December 31, 2006. The notional amount of our foreign exchange basis swaps increased $5.3 billion to $37.2 billion at March 31, 2007 compared to $31.9 billion at December 31, 2006. The notional amount of our option position increased $86.6 billion to $329.9 billion at March 31, 2007 compared to December 31, 2006. The increase in the notional amount of options was due primarily to the addition of interest rate caps. Notional levels of futures and forward rate contracts changed from $8.5 billion at December 31, 2006 to $4.0 billion at March 31, 2007.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased from a gain of $1.5 billion at December 31, 2006 to a gain of $1.8 billion at March 31, 2007. The increase was primarily attributable to gains from changes in the value of foreign exchange basis swaps of $526 million, and receive fixed interest rate swaps of $258 million. These gains were partially offset by losses from changes in the values of option products of $231 million, foreign exchange contracts of $148 million, and pay fixed interest rate swaps of $143 million. The increase in the value of foreign exchange basis swaps was due to the strengthening of most foreign currencies against the dollar during the three months ended March 31, 2007. The increase in the value of receive fixed interest rate swaps was due to losses on terminations and the change in interest rates during the quarter. The decrease in the value of the option portfolio is primarily due to terminations and the time decay of the portfolio. The decrease in the value of foreign exchange contracts is primarily due to the increase in foreign interest rates during the three months ended March 31, 2007. The decrease in the value of pay fixed interest rate swaps is primarily due to net gains on terminations and the change in interest rates during the quarter.

Table 28

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2007

		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 7)	$(490)								5.91
Notional amount		$45,996	$995	$4,844	$3,900	$3,252	$1,630	$31,375
Weighted average fixed rate		4.84%	4.33%	3.99%	4.17%	4.35%	4.50%	5.14%
Pay fixed interest rate swaps (1)	118								3.91
Notional amount		$35,893	$—	$15,000	$—	$—	$250	$20,643
Weighted average fixed rate		4.91%	—%	4.78%	—%	—%	5.43%	4.99%
Foreign exchange basis swaps (2, 7, 8)	2,518
Notional amount		$37,186	$77	$2,326	$3,046	$5,423	$4,005	$22,309
Option products (3)	86
Notional amount		329,918	200,000	129,813	—	70	—	35
Foreign exchange contracts (4, 7, 8)	(467)
Notional amount (5)		22,016	(486)	1,612	1,920	3,894	1,117	13,959
Futures and forward rate contracts (6)	(8)
Notional amount (5)		4,025	4,025	—	—	—	—	—

Net ALM contracts	$1,757

December 31, 2006
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 7)	$(748)								4.42
Notional amount		$91,502	$2,795	$7,844	$48,900	$3,252	$1,630	$27,081
Weighted average fixed rate		4.90%	4.80%	4.41%	4.90%	4.35%	4.50%	5.14%
Pay fixed interest rate swaps (1)	261								2.93
Notional amount		$100,217	$15,000	$2,500	$44,000	$—	$250	$38,467
Weighted average fixed rate		4.98%	5.12%	5.11%	4.86%	—%	5.43%	5.06%
Foreign exchange basis swaps (2, 7, 8)	1,992
Notional amount		$31,916	$174	$2,292	$3,012	$5,351	$3,962	$17,125
Option products (3)	317
Notional amount		243,280	200,000	43,176	—	70	—	34
Foreign exchange contracts (4, 7, 8)	(319)
Notional amount (5)		20,319	(753)	1,588	1,901	3,850	1,104	12,629
Futures and forward rate contracts	(46)
Notional amount (5)		8,480	8,480	—	—	—	—	—

Net ALM contracts	$1,457

(1)

At March 31, 2007 and December 31, 2006, $1.2 billion and $4.2 billion of the receive fixed and $15.0 billion and $52.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.
(3)	Option products include $325.1 billion and $225.1 billion in caps, and $4.8 billion and $18.2 billion in swaptions at March 31, 2007 and December 31, 2006.
(4)

Foreign exchange contracts include foreign-denominated receive fixed interest rate swaps, cross-currency receive fixed interest rate swaps and foreign currency forward rate contracts. Total notional was comprised of $22.4 billion in foreign-denominated and cross-currency receive fixed swaps and $430 million in foreign currency forward rate contracts at March 31, 2007 and $21.0 billion in foreign-denominated and cross-currency receive fixed swaps and $697 million in foreign currency forward rate contracts at December 31, 2006.

(5)	Reflects the net of long and short positions.
(6)

At March 31, 2007, the position was comprised of $4.4 billion in forward purchase contracts that settled in April and May 2007, offset by forward sale contracts of $415 million settling in April 2007 with an average yield of 5.50 percent.

(7)

Not shown in the table above are basis adjustments on fixed rate debt issued by the Corporation and hedged under fair value hedge relationships pursuant to SFAS 133 that substantially offset the fair values of these derivatives.

(8)	Not shown in the table above are foreign currency translation adjustments on certain foreign denominated debt issued by the Corporation which substantially offset the fair values of these derivatives.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and closed derivative instruments recorded in accumulated OCI net-of-tax was $3.6 billion at March 31, 2007. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to interest rates beyond what is implied in forward yield curves at March 31, 2007, the net losses are expected to be reclassified into earnings as follows: $1.0 billion (pre-tax), or 18 percent within the next year, 58 percent within five years, 84 percent within 10 years, with the remaining 16 percent thereafter. For more information on derivatives designated as cash flow hedges see Note 4 of the Consolidated Financial Statements.

The amounts included in accumulated OCI for terminated derivative contracts were losses of $3.4 billion and $3.2 billion, net-of-tax, at March 31, 2007 and December 31, 2006. The increase in losses was attributable primarily to losses in the value of interest rate derivatives that were terminated during the three month period. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

IRLCs on loans intended to be sold are subject to interest rate risk between the date of the IRLC and the date the loan is funded. Residential first mortgage loans held-for-sale are subject to interest rate risk from the date of funding until the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage loans held-for-sale. At March 31, 2007, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage loans held-for-sale was $17.2 billion.

The Corporation adopted SFAS 159 as of January 1, 2007 and elected to account for certain mortgage loans held-for-sale at fair value. At March 31, 2007, residential mortgage loans held-for-sale in connection with mortgage banking activities for which the fair value option was elected had an aggregate fair value of $9.71 billion and an aggregate outstanding principal balance of $9.68 billion. Net gains resulting from changes in fair value of these loans, including realized gains and losses on sale, of $56 million were recorded in mortgage banking income during the period. Following adoption of SFAS 159, all direct loan origination fees of $13 million and costs of $29 million related to loans held-for-sale for which the fair value option was elected were recognized in earnings. Previously, these items would have been capitalized as part of the carrying amount of the loans and recognized in earnings upon the sale of such loans.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At March 31, 2007, the amount of MSRs identified as being hedged by derivatives was approximately $3.0 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at March 31, 2007 was $39.9 billion. For additional information on MSRs see Note 15 of the Consolidated Financial Statements.

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

The lines of business are responsible for all the risks within the business line, including operational risks. Operational and Compliance Risk executives, working in conjunction with senior line of business executives, have developed key tools to help manage, monitor and report operational risk in each business line. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Management uses a self-assessment process, which helps to identify and evaluate the status of risk issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions and to evaluate key operational risks impacting each line of business. In addition to information gathered from the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a business line level.

Recent Accounting and Reporting Developments

See Note 1 of the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K, are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. Effective January 1, 2007, the Corporation adopted SFAS 157 and SFAS 159. For further information on fair value of certain financial assets and liabilities see Note 14 of the Consolidated Financial Statements. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 81 through 84 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2006 Annual Report on Form 10-K.

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

Core Net Interest Income — Managed Basis — Net interest income on a fully taxable-equivalent basis excluding the impact of market-based activities and certain securitizations.

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

Managed Basis — Managed basis presentation includes results from both on-balance sheet loans and off-balance sheet loans, and excludes the impact of securitization activity, with the exception of the mark-to-market adjustment on residual interests from securitization and the impact of the gains recognized on securitized loan principal receivables. Managed basis disclosures assume that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented.

Managed Credit Impact — Represents the provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

Managed Net Losses — Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

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

Reported Credit Impact — Represents the provision for credit losses recorded in All Other combined with the impact of the securitization reclassification to present the consolidated results of the Corporation on a GAAP basis.

Return on Average Common Shareholders’ Equity (ROE) — Measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit.

Return on Average Tangible Shareholders’ Equity (ROTE) — Measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit reduced by allocated goodwill.

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

Unrecognized Tax Benefit (UTB) — The difference between the benefit recognized for a tax position in accordance with FIN 48, which is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement, and the tax benefit claimed on a tax return.

Value-at-Risk (VAR) — A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. VAR is a key statistic used to measure and manage market risk.

Variable Interest Entities (VIE) — A term defined by FIN 46(R) for an entity whose equity investors do not have a controlling financial interest. The entity may not have sufficient equity at risk to finance its activities without additional subordinated financial support from third parties. The equity investors may lack the ability to make significant decisions about the entity’s activities, or they may not absorb the losses or receive the residual returns generated by the assets and other contractual arrangements of the VIE. A VIE must be consolidated by its primary beneficiary, if any, which is the party that will absorb the majority of the expected losses or expected residual returns of the VIE or both.

Accounting Pronouncements

SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended

SFAS 157	Fair Value Measurements

SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

FIN 46(R)	Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51

FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

FSP 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction

SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Acronyms

AFS	Available-for-sale
AICPA	American Institute of Certified Public Accountants
ALCO	Asset and Liability Committee
ALM	Asset and liability management
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit and Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FIN	Financial Accounting Standards Board Interpretation
FRB	Board of Governors of the Federal Reserve System
FSA	Financial Services Authority
FSP	Financial Accounting Standards Board Staff Position
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest Rate Lock Commitment
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
QSPE	Qualified Special Purpose Entity
RCC	Risk and Capital Committee
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards
SOP	American Institute of Certified Public Accountants Statement of Position
SPE	Special Purpose Entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management beginning on page 80 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 of the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s 2006 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

See Note 11 of the Consolidated Financial Statements for information on the monthly share repurchase activity for the three months ended March 31, 2007 and 2006, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 5. Other Information

Reference is made to the Corporation’s Current Report on Form 8-K, filed with the Commission on February 16, 2007 (the Form 8-K), describing the registered offering by BAC Capital Trust XIII of its Floating Rate Preferred Hybrid Income Term Securities (the Floating Rate Preferred HITS) and the registered offering by BAC Capital Trust XIV of its Fixed-to-Floating Rate Preferred Hybrid Income Term Securities (the Fixed-to-Floating Rate Preferred HITS).

Simultaneously with the closing of the offerings of the Floating Rate Preferred HITS and the Fixed-to-Floating Rate Preferred HITS, the Corporation entered into two replacement capital covenants (each a Replacement Capital Covenant and together the Replacement Capital Covenants), one corresponding to the Floating Rate Preferred HITS and the other corresponding to the Fixed-to-Floating Rate Preferred HITS, each for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Corporation (the Covered Debt). As of the date of this report, the Corporation’s 5 5/8% Junior Subordinated Notes due 2035 (Cusip No. 060505AZ7) constitutes the Covered Debt whose holders are entitled to the benefits of the Replacement Capital Covenant corresponding to the Fixed-to-Floating Rate Preferred HITS and the Corporation’s 6 5/8% Junior Subordinated Notes due 2036 (Cusip No. 060505CG7) constitutes the Covered Debt whose holders are entitled to the benefits of the Replacement Capital Covenant corresponding to the Floating Rate Preferred HITS. Copies of the Replacement Capital Covenants were filed as exhibits to the Form 8-K.

The Replacement Capital Covenants restrict the ability of the Corporation and its subsidiaries to redeem or purchase the Floating Rate Preferred HITS or Fixed-to-Floating Rate Preferred HITS, as applicable, and related securities described in the Form 8-K (collectively, the HITS), except to the extent that (a) the Corporation has obtained the prior approval of the Federal Reserve Board (the Federal Reserve) for the redemption or purchase of the applicable HITS, if such approval is then required under the Federal Reserve’s capital guidelines applicable to bank holding companies, and (b) the applicable redemption or purchase price of the HITS to be redeemed or purchased does not exceed the aggregate amount of proceeds received by the Corporation from the sale of certain specified securities such as common stock, rights to acquire common stock, mandatorily convertible preferred stock, qualifying non-cumulative perpetual preferred stock, REIT preferred securities and qualifying capital securities, provided that, in the case of any such redemption or purchase, such securities qualify as Tier 1 capital of the Corporation under the risk-based guidelines of the Federal Reserve and are not “restricted core capital elements” under such guidelines.

Item 6. Exhibits

Exhibit 3(a)

Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

Exhibit 4(a)	Certificate of Designations of the Registrant’s Floating Rate Non-Cumulative Preferred Stock, Series F, included in Exhibit 3(a) hereof

Exhibit 4(b)	Certificate of Designations of the Registrant’s Adjustable Rate Non-Cumulative Preferred Stock, Series G, included in Exhibit 3(a) hereof

Exhibit 4(c)

Second Supplemental Indenture dated as of January 25, 2007, between the Registrant, as successor to NationsBank Corporation, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-4 filed on March 16, 2007

Exhibit 4(d)

Agency Agreement dated as of January 16, 2007 among the Registrant, B of A Issuance, B.V., The Bank of New York and The Bank of New York (Luxembourg), S.A., relating to B of A Issuance, B.V. U.S. $6,000,000,000 Structured Securities Program

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

Bank of America Corporation

Date:	May 9, 2007	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer (Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description
3(a)

Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

4(a)	Certificate of Designations of the Registrant’s Floating Rate Non-Cumulative Preferred Stock, Series F, included in Exhibit 3(a) hereof

4(b)	Certificate of Designations of the Registrant’s Adjustable Rate Non-Cumulative Preferred Stock, Series G, included in Exhibit 3(a) hereof

4(c)

Second Supplemental Indenture dated as of January 25, 2007, between the Registrant, as successor to NationsBank Corporation, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-4 filed on March 16, 2007

4(d)

Agency Agreement dated as of January 16, 2007 among the Registrant, B of A Issuance, B.V., The Bank of New York and The Bank of New York (Luxembourg), S.A., relating to B of A Issuance, B.V. U.S. $6,000,000,000 Structured Securities Program

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