Form 10-Q
period 2007-06-30
BANK OF AMERICA CORP /DE/
filed 2007-08-08
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes      No ✓

On July 31, 2007, there were 4,437,353,406 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation
June 30, 2007 Form 10-Q

Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2007	2006	2007	2006

Interest income
Interest and fees on loans and leases	$13,323	$11,804	$26,207	$22,931
Interest on debt securities	2,332	3,121	4,712	6,135
Federal funds sold and securities purchased under agreements to resell	2,156	1,900	4,135	3,609
Trading account assets	2,267	1,627	4,540	3,175
Other interest income	1,154	845	2,198	1,572
Total interest income	21,232	19,297	41,792	37,422
Interest expense
Deposits	4,261	3,508	8,295	6,515
Short-term borrowings	5,537	4,842	10,855	9,151
Trading account liabilities	821	596	1,713	1,113
Long-term debt	2,227	1,721	4,275	3,237
Total interest expense	12,846	10,667	25,138	20,016
Net interest income	8,386	8,630	16,654	17,406

Noninterest income
Card income	3,558	3,664	6,891	7,098
Service charges	2,200	2,077	4,272	3,978
Investment and brokerage services	1,193	1,146	2,342	2,249
Investment banking income	774	612	1,412	1,113
Equity investment income	1,829	699	2,843	1,417
Trading account profits	890	915	1,762	1,975
Mortgage banking income	148	89	361	226
Gains (losses) on sales of debt securities	2	(9)	64	5
Other income	583	396	1,117	443
Total noninterest income	11,177	9,589	21,064	18,504
Total revenue, net of interest expense	19,563	18,219	37,718	35,910

Provision for credit losses	1,810	1,005	3,045	2,275

Noninterest expense
Personnel	4,737	4,480	9,762	9,293
Occupancy	744	703	1,457	1,404
Equipment	332	316	682	660
Marketing	537	551	1,092	1,126
Professional fees	283	233	512	451
Amortization of intangibles	391	441	780	881
Data processing	472	409	909	819
Telecommunications	244	228	495	448
Other general operating	1,278	1,162	2,315	2,267
Merger and restructuring charges	75	194	186	292
Total noninterest expense	9,093	8,717	18,190	17,641
Income before income taxes	8,660	8,497	16,483	15,994
Income tax expense	2,899	3,022	5,467	5,533
Net income	$5,761	$5,475	$11,016	$10,461
Preferred stock dividends	40	4	86	9
Net income available to common shareholders	$5,721	$5,471	$10,930	$10,452
Per common share information
Earnings	$1.29	$1.21	$2.47	$2.29
Diluted earnings	1.28	1.19	2.44	2.25
Dividends paid	0.56	0.50	1.12	1.00
Average common shares issued and outstanding (in thousands)	4,419,246	4,534,627	4,426,046	4,572,013
Average diluted common shares issued and outstanding (in thousands)	4,476,799	4,601,169	4,487,224	4,636,959

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet

(Dollars in millions)	June 30 2007	December 31 2006

Assets
Cash and cash equivalents	$35,499	$36,429
Time deposits placed and other short-term investments	13,151	13,952
Federal funds sold and securities purchased under agreements to resell (includes $1,970 measured at fair value at June 30, 2007 and $131,149 and $135,409 pledged as collateral)	131,658	135,478
Trading account assets (includes $65,768 and $92,274 pledged as collateral)	182,404	153,052
Derivative assets	29,810	23,439
Debt securities:
Available-for-sale (includes $116,020 and $83,785 pledged as collateral)	172,332	192,806
Held-to-maturity, at cost (market value – $995 and $40)	995	40
Total debt securities	173,327	192,846
Loans and leases (includes $3,606 measured at fair value at June 30, 2007 and $55,097 and $14,290 pledged as collateral)	758,635	706,490
Allowance for loan and lease losses	(9,060)	(9,016)
Loans and leases, net of allowance	749,575	697,474
Premises and equipment, net	9,482	9,255
Mortgage servicing rights (includes $3,269 and $2,869 measured at fair value)	3,508	3,045
Goodwill	65,845	65,662
Intangible assets	8,720	9,422
Other assets (includes $30,591 measured at fair value at June 30, 2007)	131,380	119,683
Total assets	$1,534,359	$1,459,737
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$172,573	$180,231
Interest-bearing (includes $521 measured at fair value at June 30, 2007)	422,201	418,100
Deposits in foreign offices:
Noninterest-bearing	3,006	4,577
Interest-bearing	101,629	90,589
Total deposits	699,409	693,497
Federal funds purchased and securities sold under agreements to repurchase	221,064	217,527
Trading account liabilities	75,070	67,670
Derivative liabilities	25,141	16,339
Commercial paper and other short-term borrowings	159,542	141,300
Accrued expenses and other liabilities (includes $391 measured at fair value at June 30, 2007 and $376 and $397 of reserve for unfunded lending commitments)	49,065	42,132
Long-term debt	169,317	146,000
Total liabilities	1,398,608	1,324,465

Commitments and contingencies (Note 8 – Securitizations and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 121,739 shares	2,851	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized – 7,500,000,000 shares; issued and outstanding – 4,436,935,963 and 4,458,151,391 shares	60,349	61,574
Retained earnings	83,223	79,024
Accumulated other comprehensive income (loss)	(9,957)	(7,711)
Other	(715)	(466)
Total shareholders’ equity	135,751	135,272
Total liabilities and shareholders’ equity	$1,534,359	$1,459,737

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

		Common Stock and Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss) (1)		Total Shareholders’ Equity
	Preferred Stock			Retained Earnings		Other		Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533
Net income				10,461			10,461	$10,461
Net changes in available-for-sale debt and marketable equity securities					(4,373)		(4,373)	(4,373)
Net changes in foreign currency translation adjustments					90		90	90
Net changes in derivatives					866		866	866
Cash dividends paid:
Common				(4,611)			(4,611)
Preferred				(9)			(9)
Common stock issued under employee plans and related tax benefits		68,608	2,818			(245)	2,573
Stock issued in acquisition (2)		631,145	29,377				29,377
Common stock repurchased		(171,500)	(8,066)				(8,066)
Balance, June 30, 2006	$271	4,527,941	$65,822	$73,393	$(10,973)	$(672)	$127,841	$7,044

Balance, December 31, 2006	$2,851	4,458,151	$61,574	$79,024	$(7,711)	$(466)	$135,272
Cumulative adjustment for accounting changes (3):
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				11,016			11,016	$11,016
Net changes in available-for-sale debt and marketable equity securities					(2,823)		(2,823)	(2,823)
Net changes in foreign currency translation adjustments					103		103	103
Net changes in derivatives					416		416	416
Amortization of costs included in net periodic benefit costs					58		58	58
Cash dividends paid:
Common				(4,996)			(4,996)
Preferred				(86)			(86)
Common stock issued under employee plans and related tax benefits		40,235	1,965			(249)	1,716
Common stock repurchased		(61,450)	(3,190)				(3,190)
Balance, June 30, 2007	$2,851	4,436,936	$60,349	$83,223	$(9,957)	$(715)	$135,751	$8,770

(1)	Amounts shown are net of tax. For additional information on accumulated OCI, see Note 11 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(2)	Includes adjustment for the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million.

(3)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2007	2006
Operating activities
Net income	$11,016	$10,461
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,045	2,275
Gains on sales of debt securities	(64)	(5)
Depreciation and premises improvements amortization	555	557
Amortization of intangibles	780	881
Deferred income tax expense	210	503
Net (increase) decrease in trading and derivative instruments	(16,029)	9,670
Net increase in other assets	(10,172)	(14,912)
Net increase in accrued expenses and other liabilities	8,346	4,320
Other operating activities, net	(408)	(3,720)
Net cash provided by (used in) operating activities	(2,721)	10,030
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	813	(824)
Net decrease in federal funds sold and securities purchased under agreements to resell	3,640	13,140
Proceeds from sales of available-for-sale debt securities	6,078	7,341
Proceeds from paydowns and maturities of available-for-sale debt securities	10,713	11,616
Purchases of available-for-sale debt securities	(5,874)	(34,795)
Proceeds from maturities of held-to-maturity debt securities	24	–
Purchases of held-to-maturity debt securities	(70)	–
Proceeds from sales of loans and leases	29,309	12,111
Other changes in loans and leases, net	(91,018)	(71,238)
Net purchases of premises and equipment	(849)	(206)
Proceeds from sales of foreclosed properties	52	71
(Acquisition) divestiture of business activities, net	(685)	(3,519)
Other investing activities, net	(631)	(516)
Net cash used in investing activities	(48,498)	(66,819)
Financing activities
Net increase in deposits	11,079	13,437
Net increase in federal funds purchased and securities sold under agreements to repurchase	3,636	17,668
Net increase in commercial paper and other short-term borrowings	18,315	18,669
Proceeds from issuance of long-term debt	41,374	21,886
Retirement of long-term debt	(16,728)	(6,744)
Proceeds from issuance of common stock	682	1,734
Common stock repurchased	(3,190)	(8,066)
Cash dividends paid	(5,082)	(4,620)
Excess tax benefits related to share-based payments	190	203
Other financing activities, net	(36)	111
Net cash provided by financing activities	50,240	54,278
Effect of exchange rate changes on cash and cash equivalents	49	57
Net decrease in cash and cash equivalents	(930)	(2,454)
Cash and cash equivalents at January 1	36,429	36,999
Cash and cash equivalents at June 30	$35,499	$34,545

During the six months ended June 30, 2007, the Corporation sold its operations in Chile and Uruguay for approximately $750 million in equity in Banco Itaú Holding Financeira S.A., and its assets in BankBoston Argentina for the assumption of its liabilities. The total assets and liabilities in these divestitures were $6.1 billion and $5.6 billion.

On January 1, 2007, the Corporation transferred $3.7 billion of AFS debt securities to trading account assets following the adoption of SFAS 159.

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

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation), through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At June 30, 2007, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A.

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

Effective January 1, 2007, the Corporation changed its basis of presentation for its business segments. For additional information, see Note 16 – Business Segment Information to the Consolidated Financial Statements.

Effective April 1, 2007, the Corporation changed the current and historical presentation of its Consolidated Statement of Income to present gains (losses) on sales of debt securities as a component of noninterest income.

Prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

On June 27, 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The Corporation currently accounts for this tax benefit as a reduction to income tax expense. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared by the Corporation on or after January 1, 2008. The Corporation expects to adopt the provisions of EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 will not have a material impact on the Corporation’s financial condition and results of operations.

On June 11, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1). SOP 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies. SOP 07-1 is effective for the Corporation on January 1, 2008. The adoption of SOP 07-1 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

Effective January 1, 2007, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS

157 and SFAS 159 reduced the beginning balance of retained earnings as of January 1, 2007 by $208 million, net of tax. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. For additional information on the fair value of certain financial assets and liabilities, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

Effective January 1, 2007, the Corporation adopted FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. The adoption of FSP 13-2 reduced the beginning balance of retained earnings as of January 1, 2007 by $1,381 million, net of tax, with a corresponding offset decreasing the net investment in leveraged leases recorded as part of loans and leases. Following the adoption, if during the remainder of the lease term the timing of the income tax cash flows generated by the leveraged leases are revised as a result of final determination by the Internal Revenue Service on certain leveraged leases or management changes its assumption about the timing of the tax cash flows, the rate of return shall be recalculated from the inception of the lease using the revised assumption and the change in the net investment shall be recognized as a gain or loss in the year in which the assumption is changed.

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption of FIN 48 reduced the beginning balance of retained earnings as of January 1, 2007 by $146 million and increased goodwill by $52 million. For additional information on income taxes, see Note 13 – Income Taxes to the Consolidated Financial Statements.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

NOTE 2 – Merger and Restructuring Activity

In April 2007, the Corporation announced an agreement to purchase ABN AMRO North America Holding Company, parent company of LaSalle Bank Corporation (LaSalle), from ABN AMRO Bank N.V. for $21 billion in cash. The transaction has been approved by both companies’ boards of directors. The transaction will be subject to obtaining all necessary regulatory approvals and is expected to close in the fourth quarter of 2007.

In July 2007, the Corporation completed the acquisition of U.S. Trust Corporation (U.S. Trust) for $3.3 billion in cash. U.S. Trust focuses exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition increases the size and capabilities of the Corporation’s wealth management business.

On January 1, 2006, the Corporation acquired 100 percent of the outstanding stock of MBNA through a merger that was tax-free to the Corporation. MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and those of acquired entities. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Severance and employee-related charges	$5	$20	$17	$33
Systems integrations and related charges	58	132	137	180
Other	12	42	32	79
Total merger and restructuring charges (1)	$75	$194	$186	$292

(1)

Included for the three and six months ended June 30, 2007, are merger-related charges of $60 million and $171 million related to the MBNA acquisition and $15 million for both periods related to the U.S. Trust acquisition. The Corporation has not incurred any merger-related charges related to the LaSalle transaction.

Exit Cost and Restructuring Reserves

As of December 31, 2006, there were $125 million of exit cost reserves, including $121 million for severance, relocation and other employee-related expenses and $4 million for contract terminations. Cash payments of $19 million and $45 million during the three and six months ended June 30, 2007, consisted of $19 million and $43 million of severance, relocation and other employee-related costs. In addition, cash payments of $2 million for contract terminations were recorded during the six months ended June 30, 2007.

As of December 31, 2006, there were $67 million of restructuring reserves remaining, including $58 million related to severance and other employee-related expenses and $9 million related to contract terminations. During the three and six months ended June 30, 2007, $5 million and $16 million were recorded to the restructuring reserves. During the three and six months ended June 30, 2007, cash payments of $14 million and $42 million for severance and other employee-related costs were recorded. In addition, cash payments of $5 million for contract terminations have reduced this liability during the six months ended June 30, 2007.

Payments under exit cost and restructuring reserves associated with the MBNA merger are expected to be substantially completed in 2007. The following table presents the changes in exit cost and restructuring reserves for the three and six months ended June 30, 2007 and 2006.

	Exit Cost Reserves (1, 2)		Restructuring Reserves (2, 3)
(Dollars in millions)	2007	2006	2007	2006
Balance, January 1	$125	$–	$67	$–
MBNA exit costs	–	269	–	–
Restructuring charges	–	–	11	34
Cash payments	(26)	(22)	(33)	–
Balance, March 31	99	247	45	34
MBNA exit costs	–	99	–	–
Restructuring charges	–	–	5	40
Cash payments	(19)	(45)	(14)	(4)
Balance, June 30	$80	$301	$36	$70

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.

(2)	At June 30, 2007, there were no exit cost and restructuring reserves related to the U.S. Trust and LaSalle transactions.

(3)	Restructuring reserves were established by a charge to merger and restructuring charges.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at June 30, 2007 and December 31, 2006.

(Dollars in millions)	June 30 2007	December 31 2006
Trading account assets
Corporate securities, trading loans and other	$66,006	$53,923
U.S. Government and agency securities (1)	47,509	36,656
Equity securities	29,756	27,103
Mortgage trading loans and asset-backed securities	20,598	15,449
Foreign sovereign debt	18,535	19,921
Total trading account assets	$182,404	$153,052
Trading account liabilities
U.S. Government and agency securities	$26,805	$26,760
Equity securities	31,016	23,908
Foreign sovereign debt	9,292	9,261
Corporate securities and other	7,957	7,741
Total trading account liabilities	$75,070	$67,670

(1)	Includes $21.9 billion and $22.7 billion at June 30, 2007 and December 31, 2006 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

NOTE 4 – Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) accounting purposes. Derivatives held for trading purposes are included in derivative assets or derivative liabilities with changes in fair value reflected in trading account profits. Other derivatives that are used as economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in derivative assets or derivative liabilities with changes in fair value recorded in mortgage banking income or other income. A detailed discussion of derivative trading activities and asset and liability management (ALM) activities are presented in Note 1 – Summary of Significant Accounting Principles and Note 4 – Derivatives to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

The following table presents the contract/notional amounts and credit risk amounts at June 30, 2007 and December 31, 2006 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At June 30, 2007 and December 31, 2006, the cash collateral applied against derivative assets on the Consolidated Balance Sheet was $7.3 billion. In addition, at June 30, 2007 and December 31, 2006, the cash collateral placed against derivative liabilities was $7.0 billion and $6.5 billion.

	June 30, 2007		December 31, 2006
(Dollars in millions)	Contract/ Notional (1)	Credit Risk	Contract/ Notional (1)	Credit Risk
Interest rate contracts
Swaps	$19,872,341	$8,536	$18,185,655	$9,601
Futures and forwards	2,498,237	131	2,283,579	103
Written options	1,482,254	–	1,043,933	–
Purchased options	1,795,174	1,866	1,308,888	2,212
Foreign exchange contracts
Swaps	521,926	4,546	451,462	4,241
Spot, futures and forwards	1,619,591	2,484	1,234,009	2,995
Written options	406,368	–	464,420	–
Purchased options	492,154	1,306	414,004	1,391
Equity contracts
Swaps	50,991	1,697	32,247	577
Futures and forwards	17,880	8	19,947	24
Written options	246,441	–	102,902	–
Purchased options	275,791	13,326	104,958	7,513
Commodity contracts
Swaps	11,077	812	4,868	1,129
Futures and forwards	18,259	6	13,513	2
Written options	15,017	–	9,947	–
Purchased options	12,902	212	6,796	184
Credit derivatives	2,384,391	2,219	1,497,869	756

Credit risk before cash collateral		37,149		30,728
Less: Cash collateral applied		7,339		7,289
Total derivative assets		$29,810		$23,439
(1) Represents	the total contract/notional amount of the derivatives outstanding and includes both short and long positions.

The average fair value of derivative assets, less cash collateral, for the three months ended June 30, 2007 and December 31, 2006 was $28.9 billion and $24.3 billion. The average fair value of derivative liabilities for the three months ended June 30, 2007 and December 31, 2006 was $22.6 billion and $17.1 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated other comprehensive income (OCI) of approximately $1.0 billion ($630 million after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in net interest income	$(38)	$18	$(36)	$(1)
Cash flow hedges
Hedge ineffectiveness recognized in net interest income	7	4	7	3
Net losses on transactions which are probable of not occurring recognized in other income	(14)	–	(14)	–

The Corporation hedges its net investment in foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days. The Corporation recorded net derivative losses in accumulated OCI associated with net investment hedges of $267 million and $302 million for the three and six months ended June 30, 2007 as compared to losses of $212 million and $202 million for the same periods in the prior year.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt and marketable equity securities at June 30, 2007 and December 31, 2006 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, June 30, 2007
U.S. Treasury securities and agency debentures	$698	$–	$(11)	$687
Mortgage-backed securities	152,495	1	(8,530)	143,966
Foreign securities	7,752	8	(130)	7,630
Corporate/Agency bonds	3,858	1	(128)	3,731
Other taxable securities (1)	10,054	5	(51)	10,008
Total taxable securities	174,857	15	(8,850)	166,022
Tax-exempt securities	6,446	3	(139)	6,310
Total available-for-sale debt securities	$181,303	$18	$(8,989)	$172,332
Available-for-sale marketable equity securities (2)	$2,530	$236	$(69)	$2,697

Available-for-sale debt securities, December 31, 2006
U.S. Treasury securities and agency debentures	$697	$–	$(9)	$688
Mortgage-backed securities	161,693	4	(4,804)	156,893
Foreign securities	12,126	2	(78)	12,050
Corporate/Agency bonds	4,699	–	(96)	4,603
Other taxable securities (1)	12,077	10	(38)	12,049
Total taxable securities	191,292	16	(5,025)	186,283
Tax-exempt securities	6,493	64	(34)	6,523
Total available-for-sale debt securities	$197,785	$80	$(5,059)	$192,806
Available-for-sale marketable equity securities (2)	$2,799	$408	$(10)	$3,197

(1)	Includes asset-backed securities.

(2)	Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet.

At June 30, 2007, the amortized cost and fair value of both taxable and tax-exempt held-to-maturity securities were $995 million. At December 31, 2006, the amortized cost and fair value of both taxable and tax-exempt held-to-maturity securities were $40 million. Effective January 1, 2007, the Corporation redesignated $909 million of securities at amortized cost from AFS to held-to-maturity.

At June 30, 2007 and December 31, 2006, accumulated net unrealized losses on AFS debt and marketable equity securities included in accumulated OCI were $5.6 billion and $2.9 billion, net of the related income tax benefit of $3.2 billion and $1.7 billion, respectively.

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

Additionally, the Corporation owns approximately 68.5 million and 20.5 million of preferred and common shares, respectively, of Banco Itaú Holding Financeira S.A. (Banco Itaú) at June 30, 2007 which are recorded in other assets. These shares are accounted for at cost as they are non-transferable until May 2009.

The shares of CCB and Banco Itaú are currently carried at cost but, in accordance with GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI beginning in the fourth quarter of 2007 and second quarter of 2008, respectively. Dividend income on these investments is accounted for as part of equity investment income. The fair values of the CCB shares and Banco Itaú shares were approximately $13.2 billion and $4.0 billion at June 30, 2007.

The Corporation has a 24.9 percent, or $2.7 billion, investment in Grupo Financiero Santander Serfin (Santander) which is recorded in other assets. This investment is accounted for under the equity method of accounting and income is recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at June 30, 2007 and December 31, 2006 were:

(Dollars in millions)	June 30 2007	December 31 2006
Consumer

Residential mortgage	$269,721	$241,181

Credit card – domestic	57,036	61,195

Credit card – foreign	12,205	10,999

Home equity (1)	96,467	87,893

Direct/Indirect consumer (1)	66,181	55,504

Other consumer (1, 2)	8,041	8,933
Total consumer	509,651	465,705
Commercial

Commercial – domestic (3)	164,620	161,982

Commercial real estate (4)	36,950	36,258

Commercial lease financing	20,053	21,864

Commercial – foreign	23,755	20,681
Total commercial loans measured at historical cost	245,378	240,785

Commercial loans measured at fair value (5)	3,606	n/a
Total commercial	248,984	240,785
Total loans and leases	$758,635	$706,490

(1)	Home equity loans of $13.0 billion at December 31, 2006 have been reclassified to home equity from direct/indirect consumer and other consumer to conform to the current period presentation.

(2)	Includes foreign consumer loans of $4.7 billion and $6.2 billion, and consumer finance loans of $3.3 billion and $2.8 billion at June 30, 2007 and December 31, 2006.

(3)	Includes small business commercial – domestic loans of $15.5 billion and $13.7 billion at June 30, 2007 and December 31, 2006.

(4)	Includes domestic commercial real estate loans of $36.2 billion and $35.7 billion, and foreign commercial real estate loans of $674 million and $578 million at June 30, 2007 and December 31, 2006.

(5)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $2.61 billion, commercial – foreign loans of $795 million and commercial real estate loans of $198 million at June 30, 2007. See Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a	= not applicable

The following table presents the recorded loan amounts, without consideration for the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at June 30, 2007 and December 31, 2006. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

(Dollars in millions)	June 30 2007	December 31 2006
Commercial – domestic (1)	$514	$586

Commercial real estate	280	118

Commercial – foreign	17	13
Total impaired loans	$811	$717

(1)	Includes small business commercial - domestic loans of $101 million and $79 million at June 30, 2007 and December 31, 2006.

At June 30, 2007 and December 31, 2006, nonperforming loans and leases, including impaired and nonaccrual consumer loans, totaled $2.3 billion and $1.8 billion. In addition, included in other assets were consumer and commercial nonperforming loans held-for-sale of $73 million and $80 million at June 30, 2007 and December 31, 2006.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Allowance for loan and lease losses, beginning of period	$8,732	$9,067	$9,016	$8,045
Transition adjustment due to the adoption of SFAS 159	–	–	(32)	–
MBNA balance, January 1, 2006	–	–	–	577
Loans and leases charged off	(1,805)	(1,407)	(3,548)	(2,524)
Recoveries of loans and leases previously charged off	310	384	626	679
Net charge-offs	(1,495)	(1,023)	(2,922)	(1,845)
Provision for loan and lease losses	1,808	1,005	3,036	2,275
Other	15	31	(38)	28
Allowance for loan and lease losses, June 30	9,060	9,080	9,060	9,080
Reserve for unfunded lending commitments, beginning of period	374	395	397	395
Transition adjustment due to the adoption of SFAS 159	–	–	(28)	–
Provision for unfunded lending commitments	2	–	9	–
Other	–	–	(2)	–
Reserve for unfunded lending commitments, June 30	376	395	376	395
Allowance for credit losses, June 30	$9,436	$9,475	$9,436	$9,475

NOTE 8 – Securitizations

The Corporation securitizes loans which may be serviced by the Corporation or by third parties. With each securitization the Corporation may retain all or a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, cash reserve accounts, all of which are known as retained interests. These retained interests are carried at fair value or amounts that approximate fair value. Changes in the fair value are accounted for in accumulated OCI, except for credit card related interest-only strips that are recorded in card income.

As of June 30, 2007 and December 31, 2006 the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts were $98.9 billion and $96.8 billion. Key assumptions used in measuring the fair value of certain interests that continue to be held by the Corporation (included in other assets) from credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

(Dollars in millions)	June 30 2007	December 31 2006
Carrying amount of residual interests (at fair value) (1)	$3,134	$2,929
Balance of unamortized securitized loans	100,611	98,295
Weighted average life to call or maturity (in years)	0.3	0.3
Monthly payment rate	10.9-17.0%	11.2-19.8%
Impact on fair value of 10% favorable change	$56	$43
Impact on fair value of 25% favorable change	156	133
Impact on fair value of 10% adverse change	(43)	(38)
Impact on fair value of 25% adverse change	(98)	(82)
Expected credit losses (annual rate)	3.4-5.9%	3.8-5.8%
Impact on fair value of 10% favorable change	$106	$86
Impact on fair value of 25% favorable change	265	218
Impact on fair value of 10% adverse change	(105)	(85)
Impact on fair value of 25% adverse change	(265)	(211)
Residual cash flows discount rate (annual rate)	12.0%	12.5%
Impact on fair value of 100 bps favorable change	$14	$12
Impact on fair value of 200 bps favorable change	20	17
Impact on fair value of 100 bps adverse change	(17)	(14)
Impact on fair value of 200 bps adverse change	(32)	(27)

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $44.6 billion and $89.3 billion for the three and six months ended June 30, 2007, and $40.2 billion and $79.3 billion for the three and six months ended June 30, 2006. Contractual credit card servicing fee income totaled $514 million and $1.0 billion for the three and six months ended June 30, 2007, and $448 million and $888 million for the three and six months ended June 30, 2006. Other cash flows received on credit card securitization interests that continued to be held by the Corporation were $1.5 billion and $3.2 billion for the three and six months ended June 30, 2007, and $1.6 billion and $3.4 billion for the three and six months ended June 30, 2006.

Variable Interest Entities

The Corporation consolidates variable interest entities (VIEs) for which it is the primary beneficiary in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. As of June 30, 2007 and December 31, 2006, the Corporation had consolidated certain multi-seller commercial paper conduits and certain securitization vehicles with assets totaling $17.6 billion and $10.5 billion. The assets and liabilities of these entities are recorded in trading account assets and liabilities, AFS and held-to-maturity debt securities, other assets, commercial paper and other short-term borrowings or accrued expenses and other liabilities. In the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments would be approximately $19.9 billion and $12.9 billion at June 30, 2007 and December 31, 2006 if all commitments become fully drawn. In addition, the Corporation had net investments in leveraged lease trusts totaling $6.4 billion and $8.6 billion at June 30, 2007 and December 31, 2006. These amounts, which were reflected in loans and leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of June 30, 2007 and December 31, 2006, the amount of assets of these entities was $3.4 billion and $3.3 billion, and in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum possible loss exposure would be $2.7 billion and $1.6 billion.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to or invests in other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at June 30, 2007 and December 31, 2006 were approximately $61.8 billion and $51.9 billion. Revenues associated with administration, liquidity, letters of credit and other services were approximately $53 million and $86 million for the three and six months ended June 30, 2007, and $37 million and $66 million for the three and six months ended June 30, 2006. At June 30, 2007 and December 31, 2006, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum loss exposure associated with these VIEs would be approximately $61.9 billion and $46.0 billion, which is net of amounts syndicated.

Management does not believe losses resulting from the Corporation’s involvement with the entities discussed above will be material.

See Note 1 – Summary of Significant Accounting Principles and Note 9 – Securitizations to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007 for additional discussion of securitizations and special purpose financing entities.

NOTE 9 – Goodwill and Intangible Assets

The following table presents allocated goodwill at June 30, 2007 and December 31, 2006 for each business segment and All Other.

(Dollars in millions)	June 30 2007	December 31 2006
Global Consumer and Small Business Banking	$38,955	$38,760
Global Corporate and Investment Banking	21,438	21,420
Global Wealth and Investment Management	5,243	5,243
All Other	209	239
Total goodwill	$65,845	$65,662

The gross carrying values and accumulated amortization related to intangible assets at June 30, 2007 and December 31, 2006 are presented below:

	June 30, 2007		December 31, 2006
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,861	$1,561	$6,790	$1,159
Core deposit intangibles	3,822	2,596	3,850	2,396
Affinity relationships	1,680	307	1,650	205
Other intangibles	1,517	696	1,525	633
Total intangible assets	$13,880	$5,160	$13,815	$4,393

Amortization of intangibles expense was $391 million and $441 million for the three months ended June 30, 2007 and 2006, and $780 million and $881 million for the six months ended June 30, 2007 and 2006. The Corporation estimates that aggregate amortization expense will be approximately $360 million and $350 million for the third and fourth quarters of 2007. In addition, the Corporation estimates that aggregate amortization expense will be approximately $1.3 billion, $1.2 billion, $1.0 billion, $900 million and $800 million for 2008 through 2012, respectively. These estimates exclude the potential impacts of the LaSalle and U.S. Trust transactions.

NOTE 10 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. For additional information on commitments to extend credit, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $36.6 billion and $30.5 billion at June 30, 2007 and December 31, 2006. The carrying amount for the unfunded lending commitments shown below, which represents the liability recorded related to these instruments, at June 30, 2007 and December 31, 2006 was $797 million and $444 million. At June 30, 2007, the carrying amount included deferred revenue of $30 million, a reserve for unfunded lending commitments of $376 million and the fair value of certain unfunded commitments of $391 million that are recorded in accrued expenses and other liabilities. See Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on the adoption of SFAS 159. At June 30, 2007, the notional amount of total legally binding commitments measured at fair value in accordance with SFAS 159 was $21.7 billion. The table below only reflects the commitments at notional value and excludes the fair value adjustments of $391 million. At December 31, 2006, the carrying amount included deferred revenue of $47 million and a reserve for unfunded lending commitments of $397 million.

(Dollars in millions)	June 30 2007	December 31 2006
Loan commitments	$371,142	$335,362
Home equity lines of credit	107,042	98,200
Standby letters of credit and financial guarantees	53,182	53,006
Commercial letters of credit	5,463	4,482
Legally binding commitments	536,829	491,050
Credit card lines	880,539	853,592
Total credit extension commitments	$1,417,368	$1,344,642

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

At June 30, 2007 and December 31, 2006, the Corporation had unfunded equity investment commitments of approximately $4.6 billion and $2.8 billion, which include commitments within the Corporation’s Principal Investing and other businesses that will be used to invest directly in privately-held companies or in private equity funds. Also included are unfunded bridge equity commitments, which are used to help facilitate the Corporation’s clients’ investment activities and are often retired prior to or shortly following funding. The Corporation has an agreement to sell $638 million of these unfunded equity investment commitments to Conversus Capital, L.P. in July 2007. The Corporation also has an agreement to purchase 24.9 percent of SLM Corporation (Sallie Mae) for $2.2 billion.

At June 30, 2007 and December 31, 2006, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.5 billion and $9.6 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $287 million and $193 million at June 30, 2007 and December 31, 2006.

At June 30, 2007, the Corporation had whole mortgage loan purchase commitments related to our ALM activities of $510 million, all of which will settle in the third quarter of 2007. At December 31, 2006, the Corporation had whole mortgage loan purchase commitments related to our ALM activities of $8.5 billion, all of which settled in the first quarter of 2007.

At June 30, 2007 the Corporation had home equity loan purchase commitments of $292 million, all of which will settle in the third quarter of 2007. At December 31, 2006 the Corporation had home equity loan purchase commitments of $362 million, all of which settled in the first quarter of 2007.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.2 billion, $1.2 billion, $1.1 billion, $970 million and $840 million for 2007 through 2011, respectively, and $6.2 billion for all years thereafter.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period ending June 30, 2010. For the six months ended June 30, 2007, the Corporation purchased $4.5 billion of such loans. In 2006, the Corporation purchased $7.5 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $5.0 billion for the fiscal period July 1, 2007 through June 30, 2008 and $10.0 billion in each of the agreement’s following two fiscal years. As of June 30, 2007, the remaining commitment amount was $25.0 billion.

Other Guarantees

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended June 30, 2007 and 2006, the Corporation processed $91.5 billion and $97.2 billion of transactions and recorded losses as a result of these chargebacks of $4 million and $5 million. For the six months ended June 30, 2007 and 2006, the Corporation processed $174.3 billion and $185.6 billion of transactions and recorded losses as a result of these chargebacks of $8 million and $9 million.

At June 30, 2007 and December 31, 2006, the Corporation held as collateral approximately $24 million and $32 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2007 and December 31, 2006, the maximum potential exposure totaled approximately $152.2 billion and $176.0 billion.

For additional information on other guarantees, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007. For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 9 – Securitizations to the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Adelphia Communications Corporation

On June 11, 2007, the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) entered an order on the pending motions to dismiss the complaint filed by the Creditors’ Committee, dismissing some of the claims asserted by the Creditors’ Committee against Bank of America, N.A., Banc of America Securities (BAS) and Fleet Securities, Inc. (FSI) (in some cases with leave to amend and replead) and allowing other claims to proceed. Bank of America, N.A., BAS and FSI intend to challenge the adverse rulings in the U.S. District Court for the Southern District of New York. The Bankruptcy Court indicated that it will rule on the motions to dismiss the complaint filed by the Equity Committee at a later date.

Data Treasury

The Corporation and Bank of America, N.A. have been named as defendants in an action filed by Data Treasury Corporation in the U.S. District Court for the Eastern District of Texas. Plaintiff alleges that defendants have “provided, sold, installed, utilized, and assisted others to use and utilize image-based banking and archival solutions” in a manner that infringes United States Patent Nos. 5,910,988 and 6,032,137. Plaintiff seeks unspecified damages and injunctive relief against the alleged infringement. No trial is currently scheduled.

The Corporation and Bank of America, N.A. have been named as defendants in an action filed by Data Treasury Corporation in the U.S. District Court for the Eastern District of Texas. Plaintiff alleges that the Corporation and Bank of America, N.A., among other defendants, are “making, using, selling, offering for sale, and/or importing into the United States, directly, contributory, and/or by inducement, without authority, products and services that fall within the scope of the claims of” United States Patent Nos. 5,265,007; 5,583,759; 5,717,868; and 5,930,778. Plaintiff seeks unspecified damages and injunctive relief against the alleged infringement. Trial is currently scheduled for October 2008.

In re Initial Public Offering Securities Litigation

On May 18, 2007, in In re Initial Public Offering Securities Litigation, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) denied the plaintiffs’ motion seeking reconsideration by the full court of the decision reversing the district court’s class certification order. On June 25, 2007, the District Court approved an agreement between the plaintiffs and 298 of the issuer defendants terminating their proposed settlement, which the district court had conditionally approved on February 15, 2005.

On June 18, 2007, the U.S. Supreme Court (the Supreme Court) reversed the Second Circuit’s decision reinstating related lawsuits, captioned Credit Suisse v. Billing, in which the plaintiffs allege that certain underwriters, including Robertson Stephens, Inc., violated the federal antitrust laws. The Supreme Court held that the alleged conduct could not be challenged under the antitrust laws.

Parmalat Finanziaria S.p.A.

On May 22, 2007, in Dr. Enrico Bondi, Extraordinary Commissioner of Parmalat Finanziaria, S.p.A., et al. v. Bank of America Corporation, et al., the U.S. District Court for the Southern District of New York granted plaintiff’s motion to amend to add a claim of breach of fiduciary duty. On July 6, 2007, the preliminary hearings on the administrative charges filed against the Corporation in the Court of Milan ended, and the Court ruled that the trial on such charges will be held in January 2008. The charges against the Corporation allege that it failed to maintain an organizational model sufficient to prevent the alleged criminal activities of its former employees, which are the subject of the current trial in Milan.

NOTE 11 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The following table presents share repurchase activity for the three and six months ended June 30, 2007 and 2006, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
April 1 – 30, 2007	3,750	$50.90	$16,175	211,338
May 1 – 31, 2007	6,050	51.19	15,865	205,288
June 1 – 30, 2007	3,650	50.44	15,681	201,638
Three months ended June 30, 2007	13,450	50.91
Six months ended June 30, 2007	61,450	51.94

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (3)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
April 1 – 30, 2006	24,100	$46.30	$16,731	241,638
May 1 – 31, 2006	39,450	49.33	14,785	202,188
June 1 – 30, 2006	19,500	48.08	11,169	182,688
Three months ended June 30, 2006	83,050	48.16
Six months ended June 30, 2006	171,500	47.06

(1)

Reduced shareholders’ equity by $3.2 billion and increased diluted earnings per common share by approximately $0.01 for the six months ended June 30, 2007. These repurchases were partially offset by the issuance of approximately 40.2 million shares of common stock under employee plans, which increased shareholders’ equity by $1.7 billion, net of $249 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by approximately $0.01 for the six months ended June 30, 2007.

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

(3)

Reduced shareholders’ equity by $8.1 billion and increased diluted earnings per common share by approximately $0.03 for the six months ended June 30, 2006. These repurchases were partially offset by the issuance of approximately 68.6 million shares of common stock under employee plans, which increased shareholders’ equity by $2.6 billion, net of $245 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by approximately $0.01 for the six months ended June 30, 2006.

The Corporation may repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. The Corporation expects to continue to repurchase a number of shares of common stock comparable to any shares issued under the Corporation’s employee stock plans.

In July 2007, the Board increased the regular quarterly cash dividend on common stock 14 percent from $0.56 to $0.64 per share, payable on September 28, 2007 to common shareholders of record on September 7, 2007.

In April 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on June 22, 2007 to common shareholders of record on June 1, 2007.

Accumulated OCI

The following table presents the changes in accumulated OCI for the six months ended June 30, 2007 and 2006, net of tax:

(Dollars in millions)	Securities (1, 2)	Derivatives (3)	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI	(2,561)	197	–	90	(2,274)
Net realized (gains) losses reclassified into earnings (4)	(262)	219	58	13	28
Balance, June 30, 2007	$(5,556)	$(3,281)	$(1,370)	$250	$(9,957)

Balance, December 31, 2005	$(2,978)	$(4,338)	$(118)	$(122)	$(7,556)
Net change in fair value recorded in accumulated OCI	(4,153)	771	–	90	(3,292)
Net realized (gains) losses reclassified into earnings (4)	(220)	95	–	–	(125)
Balance, June 30, 2006	$(7,351)	$(3,472)	$(118)	$(32)	$(10,973)

(1)

For the six months ended June 30, 2007 and 2006, the Corporation reclassified net realized gains into earnings on the sales of AFS debt securities of $41 million and $3 million net of tax, and gains on the sales of AFS marketable equity securities of $221 million and $217 million net of tax.

(2)

Accumulated OCI includes fair value gains of $4 million and $162 million net of tax on certain retained interests in the Corporation’s securitization transactions that were included in other assets at June 30, 2007 and 2006.

(3)	The amount included in accumulated OCI for terminated derivative contracts were losses of $3.3 billion and $3.2 billion, net of tax, at June 30, 2007 and 2006.

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

Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006 is presented below:

(Dollars in millions, except per share information; shares in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Earnings per common share
Net income	$5,761	$5,475	$11,016	$10,461
Preferred stock dividends	(40)	(4)	(86)	(9)
Net income available to common shareholders	$5,721	$5,471	$10,930	$10,452
Average common shares issued and outstanding	4,419,246	4,534,627	4,426,046	4,572,013
Earnings per common share	$1.29	$1.21	$2.47	$2.29

Diluted earnings per common share
Net income available to common shareholders	$5,721	$5,471	$10,930	$10,452
Average common shares issued and outstanding	4,419,246	4,534,627	4,426,046	4,572,013
Dilutive potential common shares (1, 2)	57,553	66,542	61,178	64,946
Total diluted average common shares issued and outstanding	4,476,799	4,601,169	4,487,224	4,636,959
Diluted earnings per common share	$1.28	$1.19	$2.44	$2.25

(1)

For the three and six months ended June 30, 2007, average options to purchase 34 million and 24 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and six months ended June 30, 2006, average options to purchase 31 million and 52 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 12 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The Bank of America Pension Plan (the Pension Plan) allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. A detailed discussion of these plans is presented in Note 16 – Employee Benefit Plans to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Net periodic benefit cost (income) for the three and six months ended June 30, 2007 and 2006 included the following components:

	Three Months Ended June 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost (income)
Service cost	$65	$71	$1	$3	$4	$3
Interest cost	180	170	16	18	19	24
Expected return on plan assets	(312)	(257)	–	–	(1)	(2)
Amortization of transition obligation	–	–	–	–	8	8
Amortization of prior service cost (credits)	12	11	(2)	(2)	–	–
Recognized net actuarial loss (gain)	43	61	4	5	(25)	13
Recognized loss due to settlements and curtailments	–	–	13	–	–	–
Net periodic benefit cost (income)	$(12)	$56	$32	$24	$5	$46

	Six Months Ended June 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost (income)
Service cost	$151	$153	$4	$6	$7	$7
Interest cost	360	338	34	40	41	46
Expected return on plan assets	(628)	(517)	–	–	(3)	(4)
Amortization of transition obligation	–	–	–	–	16	16
Amortization of prior service cost (credits)	24	21	(4)	(4)	–	–
Recognized net actuarial loss (gain)	76	114	9	10	(31)	26
Recognized loss due to settlements and curtailments	–	–	13	–	–	–
Net periodic benefit cost (income)	$(17)	$109	$56	$52	$30	$91

The Corporation expects to contribute $147 million and $95 million in 2007 to its Nonqualified Pension Plans and Postretirement Health and Life Plans. For the six months ended June 30, 2007, the Corporation contributed $110 million and $48 million to these plans.

NOTE 13 – Income Taxes

Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). As of January 1, 2007, the balance of the Corporation’s UTBs, excluding any related accrual for interest, was $2.7 billion, of which $1.5 billion would, if recognized, affect the Corporation’s effective tax rate. Included in the $2.7 billion UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction.

As of June 30, 2007, the Internal Revenue Service (IRS) has completed the examination phase of the audit of the Corporation’s federal income tax returns for the years 2000 through 2002 and issued a Revenue Agent’s Report (RAR) to the Corporation. Included in this RAR were proposed adjustments to disallow certain tax deductions and include additional taxable income relating to certain leveraged leases referred to by the IRS as “SILOs.” The Corporation filed a protest of this proposed adjustment as well as certain other of the RAR adjustments with the Appeals office of the IRS. We believe our tax treatment of the SILO position as true leases for U.S. income tax purposes is supported by the relevant facts and tax authorities. Further, issuance of the RAR did not change management’s estimate of the ultimate resolution of positions included in the UTB balance. However, final determination of the audit or changes in the Corporation’s estimate may result in future income tax expense or benefit. The Corporation’s federal income tax returns for the years 2003 and 2004 remain under examination by the IRS. In addition, the federal income tax returns of FleetBoston Financial Corporation (FleetBoston) are currently under examination for the years 1997 through March 31, 2004. Upon the final determination of each of the above audits, the UTB balance will decrease, since resolved items would be removed from the balance whether their resolution resulted in payment or recognition. Management does not expect these matters to be concluded within the next 12 months. Finally, the audit of the federal income tax returns of MBNA for the tax years 2001 through 2004 was completed during the second quarter of 2007. The completion of the MBNA audit does not significantly impact the Corporation’s effective tax rate or UTB balance. All tax years subsequent to the above years remain open to examination.

As of June 30, 2007, the Corporation’s accrual for interest and penalties that relate to income taxes, net of taxes and net of payments and deposits, including applicable interest on certain leveraged lease positions, was $475 million. This amount represents a decrease from January 1, 2007, primarily as a result of payments to and deposits with the IRS of tax and interest to stop the potential accrual of interest on certain items relating to the examinations. Under FIN 48 the Corporation continues its policy of accruing income-tax-related interest and penalties (if applicable) within income tax expense.

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

Transition Impact

(Dollars in millions)	Ending Balance Sheet December 31, 2006	Adoption Net Gain/(Loss)	Opening Balance Sheet January 1, 2007
Impact of adopting SFAS 157
Net derivative assets and liabilities (1)	$7,100	$22	$7,122
Impact of electing the fair value option under SFAS 159
Loans and leases (2)	3,968	(21)	3,947
Accrued expenses and other liabilities (3)	(28)	(321)	(349)
Other assets (4)	8,778	-	8,778
Available-for-sale debt securities (5)	3,692	-	3,692
Federal funds sold and securities purchased under agreements to resell (6)	1,401	(1)	1,400
Interest-bearing deposits liability in domestic offices (7)	(548)	1	(547)
Cumulative-effect adjustment (pre-tax)		(320)
Tax impact		112
Cumulative-effect adjustment (net of tax), decrease to retained earnings		$(208)

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

(6)	Includes structured reverse repurchase agreements that were hedged with derivatives in accordance with SFAS 133.

(7)	Includes long-term fixed rate deposits that were economically hedged with derivatives.

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

At June 30, 2007, funded loans which the Corporation has elected to fair value had an aggregate fair value of $3.61 billion recorded in loans and leases and an aggregate outstanding principal balance of $3.67 billion. At June 30, 2007, unfunded loan commitments that the Corporation has elected to fair value had an aggregate fair value of $391 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $21.7 billion. Interest income on these loans is recorded in interest and fees on loans and leases. At June 30, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Net losses recorded in other income resulting from changes in fair value of these loans and loan commitments totaled $14 million and $41 million during the three and six months ended June 30, 2007. These losses were significantly attributable to changes in instrument-specific credit risk. Following adoption of SFAS 159, an immaterial amount of direct loan origination fees and costs related to items for which the fair value option was elected were recognized in earnings. Previously, these items would have been capitalized and amortized to earnings over the life of the loans.

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to use fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. Fair values for loans held-for-sale are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. At June 30, 2007, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $19.31 billion and an aggregate outstanding principal balance of $19.83 billion and were recorded in other assets. Interest income on these loans is recorded in interest and fees on loans and leases. Net gains (losses) resulting from changes in fair value of these loans, including realized gains (losses) on sale, of $3 million and $59 million were recorded in mortgage banking income, $(237) million and $(244) million were recorded in trading account profits and $(15) million and $(10) million were recorded in other income during the three and six months ended June 30, 2007. These changes in fair value are mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk. The adoption of SFAS 159 resulted in an increase of $22 million and $61 million in mortgage banking income for the three and six months ended June 30, 2007, and in an increase of $36 million and $65 million in noninterest expense for the three and six months ended June 30, 2007. Subsequent to the adoption of SFAS 159, mortgage loan origination costs are recognized in noninterest expense when incurred. Previously, mortgage loan origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

Debt Securities

The Corporation elected to fair value $3.7 billion of AFS debt securities during the first quarter of 2007. Changes in fair value resulting from foreign currency exposure, which is the primary driver of fair value for these securities, had previously been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 without introducing accounting volatility. Following election of the fair value option, these securities were reclassified to trading account assets. The Corporation did not elect the fair value option for other AFS debt securities because they are not hedged by derivatives that qualified for hedge accounting in accordance with SFAS 133.

Structured Reverse Repurchase Agreements

The Corporation elected to fair value certain structured reverse repurchase agreements which were hedged with derivatives which qualified for fair value hedge accounting in accordance with SFAS 133. Election of the fair value option allows the Corporation to reduce the burden of complying with the requirements of hedge accounting under SFAS 133. At June 30, 2007, these instruments had an aggregate fair value of $1.97 billion and a principal balance of $1.96 billion recorded in federal funds sold and securities purchased under agreements to resell. Interest earned on these instruments continues to be recorded in interest income. Net gains resulting from changes in fair value of these instruments of $6 million and $8 million were recorded in other income for the three and six months ended June 30, 2007. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they are not hedged by derivatives accounted for under SFAS 133.

Long-term Deposits

The Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. At June 30, 2007, these instruments had an aggregate fair value of $521 million and principal balance of $553 million recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Net gains resulting from changes in fair value of these instruments of $22 million and $21 million were recorded in other income for the three and six months ended June 30, 2007. Election of the fair value option will allow the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they are not economically hedged using derivatives.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights (MSRs) and highly structured or long-term derivative contracts.

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

Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account the Corporation’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of both the counterparty and its own credit standing. The net impact for the three and six months ended June 30, 2007 was not material.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option, are summarized below:

	June 30, 2007
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell (2)	$-	$1,970	$-	$-	$1,970
Trading account assets	53,768	128,347	289	-	182,404
Derivative assets	6,057	286,783	7,576	(270,606)	29,810
Available-for-sale debt securities (3)	1,629	170,477	226	-	172,332
Loans and leases (2,4)	-	-	3,606	-	3,606
Mortgage servicing rights	-	-	3,269	-	3,269
Other assets (5)	2,755	21,166	6,670	-	30,591
Total assets	$64,209	$608,743	$21,636	$(270,606)	$423,982

Liabilities
Interest-bearing deposits in domestic offices (2)	$-	$521	$-	$-	$521
Trading account liabilities	48,699	26,371	-	-	75,070
Derivative liabilities	6,875	279,656	8,877	(270,267)	25,141
Accrued expenses and other liabilities (2)	-	-	391	-	391
Total liabilities	$55,574	$306,548	$9,268	$(270,267)	$101,123

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(3)	Effective April 1, 2007, U.S. Government and agency mortgage-backed debt securities are classified as Level 2.

(4)

Loans and leases at June 30, 2007 included $20.1 billion of leases that were not eligible for the fair value option as they were specifically excluded from fair value option election in accordance with SFAS 159.

(5)

Other assets include equity investments held by Principal Investing, AFS equity investments and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159; and loans held-for-sale of $19.31 billion for which the Corporation has elected the fair value option under SFAS 159. Substantially all of other assets are eligible for fair value accounting at June 30, 2007.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2007. Level 3 loans and loan commitments are carried at fair value due to adoption of the fair value option, as described on page 25. Other Level 3 instruments presented in the table, including derivatives, trading account assets, AFS debt securities, MSRs, certain equity investments and retained interests in securitizations, were carried at fair value prior to the adoption of SFAS 159.

	Total Fair Value Measurements (Three Months Ended June 30, 2007)
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (2)	Available- for-Sale Debt Securities (2)	Loans and Leases (3)	Mortgage Servicing Rights (2)	Other Assets (4)	Accrued Expenses and Other Liabilities (3)
Balance, March 31, 2007	$608	$269	$-	$3,859	$2,963	$5,867	$(377)
Total gains or losses (realized/unrealized):

Included in earnings	(519)	3	-	-	418	1,211	(14)
Included in other comprehensive income	-	-	4	-	-	(12)	-
Purchases, issuances, and settlements	(351)	6	(9)	(253)	(112)	(747)	-

Transfers in and/or out of Level 3	(1,039)	11	231	-	-	351	-
Balance, June 30, 2007	$(1,301)	$289	$226	$3,606	$3,269	$6,670	$(391)

	Total Fair Value Measurements (Six Months Ended June 30, 2007)
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (2)	Available- for-Sale Debt Securities (2)	Loans and Leases (3)	Mortgage Servicing Rights (2)	Other Assets (4)	Accrued Expenses and Other Liabilities (3)
Balance, December 31, 2006	$766	$303	$-	$3,968	$2,869	$6,605	$(28)
Impact of SFAS 157 and SFAS 159 adoption	22	-	-	(21)	-	-	(321)
Balance, January 1, 2007	$788	$303	$-	$3,947	$2,869	$6,605	$(349)
Total gains or losses (realized/unrealized):

Included in earnings	(583)	(27)	-	1	539	1,941	(42)
Included in other comprehensive income	-	-	4	-	-	(63)	-
Purchases, issuances, and settlements	(459)	2	(9)	(342)	(139)	(2,150)	-

Transfers in and/or out of Level 3	(1,047)	11	231	-	-	337	-
Balance, June 30, 2007	$(1,301)	$289	$226	$3,606	$3,269	$6,670	$(391)

(1)	Net derivatives at June 30, 2007 included derivative assets of $7.58 billion and derivative liabilities of $8.88 billion, all of which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.

(3)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.

(4)

Other assets included equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2007. These amounts include gains and losses generated by loans and loan commitments for which the fair value option was elected and by other instruments, including certain derivative contracts, trading account assets, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159.

	Total Gains and Losses
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (1)	Accrued Expenses and Other Liabilities (2)
Classification of gains and losses (realized/unrealized) included in earnings for the three months ended June 30, 2007:
Card income	$-	$-	$-	$-	$99	$-
Equity investment income	-	-	-	-	1,103	-
Trading account profits	(396)	3	-	-	-	(1)
Mortgage banking income	(123)	-	-	418	-	-
Other income	-	-	-	-	9	(13)
Total	$(519)	$3	$-	$418	$1,211	$(14)
Classification of gains and losses (realized/unrealized) included in earnings for the six months ended June 30, 2007:
Card income	$-	$-	$-	$-	$280	$-
Equity investment income	-	-	-	-	1,611	-
Trading account profits	(465)	(27)	-	-	-	(1)
Mortgage banking income	(118)	-	-	539	-	-
Other income	-	-	1	-	50	(41)
Total	$(583)	$(27)	$1	$539	$1,941	$(42)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.

The table below summarizes changes in unrealized gains or losses recorded in earnings for the three and six months ended June 30, 2007 for Level 3 assets and liabilities that are still held at June 30, 2007. These amounts include changes in fair value of loans and loan commitments for which the fair value option was elected and changes in fair value for other instruments, including certain derivative contracts, trading account assets, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Unrealized Gains or Losses
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (1)	Accrued Expenses and Other Liabilities(2)
Changes in unrealized gains or losses relating to assets still held at reporting date for the three months ended June 30, 2007:
Card income	$-	$-	$-	$-	$64	$-
Equity investment income	-	-	-	-	668	-
Trading account profits	(487)	3	-	-	-	(1)
Mortgage banking income	(114)	-	-	343	-	-
Other income	-	-	(10)	-	(4)	(47)
Total	$(601)	$3	$(10)	$343	$728	$(48)
Changes in unrealized gains or losses relating to assets still held at reporting date for the six months ended June 30, 2007:
Card income	$-	$-	$-	$-	$92	$-
Equity investment income	-	-	-	-	787	-
Trading account profits	(637)	(30)	-	-	-	(1)
Mortgage banking income	(111)	-	-	403	-	-
Other income	-	-	(11)	-	(4)	(79)
Total	$(748)	$(30)	$(11)	$403	$875	$(80)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.

Certain assets are measured at fair value on a non-recurring basis (e.g., loans held-for-sale carried at the lower of cost or fair value). At June 30, 2007, loans held-for-sale for which the Corporation had not elected the fair value option and which were carried at the lower of cost or fair value, with an aggregate cost of $3.63 billion had been written down to fair value of $3.32 billion. For the three and six months ended June 30, 2007, a charge of $22 million and $26 million was recorded in other income while $0 and $4 million was recorded in mortgage banking income for these loans held-for-sale. At June 30, 2007, lease residuals for which the Corporation had not elected the fair value option, with an aggregate cost of $65 million had been written down to fair value of $52 million. For both the three and six months ended June 30, 2007, other than temporary impairment charges of $13 million relating to lease residuals were recorded in other income to write the current carrying amount down to fair value.

NOTE 15 – Mortgage Servicing Rights

The Corporation accounts for residential first mortgage MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives such as options and interest rate swaps.

The following table presents activity for residential first mortgage MSRs for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006

Balance, beginning of period	$2,963	$2,925	$2,869	$2,658

MBNA balance, January 1, 2006	-	-	-	9

Additions	97	133	268	282

Impact of customer payments	(184)	(167)	(367)	(338)

Other changes in MSR market value	393	192	499	472
Balance, June 30	$3,269	$3,083	$3,269	$3,083

For the three and six months ended June 30, 2007, other changes in MSR market value of $393 million and $499 million reflect changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates. These amounts do not include $25 million and $40 million resulting from the reconciliation of actual cash received versus expected prepayments. The total of these amounts of $418 million and $539 million is included in the line “Mortgage banking income” in the table “Total Fair Value Measurements” in Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

The key economic assumptions used in valuations of MSRs included modeled prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $239 million at June 30, 2007, including $32 million of residential reverse mortgage MSRs obtained as part of a business acquisition, and commercial MSRs totaled $176 million at December 31, 2006 and are not included in the table above. The Corporation did not have any residential reverse mortgage MSRs at December 31, 2006.

NOTE 16 – Business Segment Information

The Corporation reports the results of its operations through three business segments: Global Consumer and Small Business Banking (GCSBB), Global Corporate and Investment Banking (GCIB) and Global Wealth and Investment Management (GWIM). The Corporation may periodically reclassify business segment results based on modifications to its management reporting methodologies and changes in organizational alignment.

Global Consumer and Small Business Banking

GCSBB provides a diversified range of products and services to individuals and small businesses. The Corporation reports GCSBB’s results, specifically credit card, business card and certain unsecured lending portfolios, on a managed basis. This basis of presentation excludes the Corporation’s securitized mortgage and home equity portfolios for which the Corporation retains servicing. Reporting on a managed basis is consistent with the way that management as well as analysts evaluate the results of GCSBB. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet qualified special purpose entity which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

The performance of the managed portfolio is important in understanding GCSBB’s results as it demonstrates the results of the entire portfolio serviced by the business. Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, retained excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. GCSBB’s managed income statement line items differ from a held basis as follows:

•

Managed net interest income includes GCSBB’s net interest income on held loans and interest income on the securitized loans less the internal funds transfer pricing allocation related to securitized loans.

•

Managed noninterest income includes GCSBB’s noninterest income on a held basis less the reclassification of certain components of card income (e.g., excess servicing income) to record managed net interest income and provision for credit losses. Noninterest income, both on a held and managed basis, also includes the impact of adjustments to the interest-only strip that are recorded in card income as management continues to manage this impact within GCSBB.

•	Provision for credit losses represents the provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

Global Corporate and Investment Banking

GCIB provides a wide range of financial services to both the Corporation’s issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products and advisory solutions. GCIB also includes the results of Banc of America Specialist.

Global Wealth and Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high-net-worth individuals. GWIM also includes the impact of migrated qualifying affluent customers, including their related deposit balances from GCSBB. After migration, the associated net interest income, service charges and noninterest expense on the deposit balances is recorded in GWIM.

All Other

All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impacts of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated (e.g., the Corporation’s Brazilian operations, Asia Commercial Banking business and operations in Chile and Uruguay). All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that did not qualify for SFAS 133 hedge accounting treatment, certain gains or losses on sales of whole mortgage loans, and gains (losses) on sales of debt securities. In addition, GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a held basis.

Basis of Presentation

Total revenue, net of interest expense includes net interest income on a fully taxable-equivalent (FTE) basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income of the business segments also includes an allocation of net interest income generated by the Corporation’s ALM activities.

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income for the three and six months ended June 30, 2007 and 2006, and total assets at June 30, 2007 and 2006 for each business segment, as well as All Other.

Business Segments

Three Months Ended June 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Net interest income (4)	$8,781	$8,926	$7,150	$6,967	$2,618	$2,441
Noninterest income	11,177	9,589	4,789	4,410	3,196	2,874
Total revenue, net of interest expense	19,958	18,515	11,939	11,377	5,814	5,315
Provision for credit losses (5)	1,810	1,005	3,094	1,807	41	22
Amortization of intangibles	391	441	340	380	33	40
Other noninterest expense	8,702	8,276	4,629	4,128	3,102	2,724
Income before income taxes	9,055	8,793	3,876	5,062	2,638	2,529
Income tax expense (4)	3,294	3,318	1,417	1,858	968	934
Net income	$5,761	$5,475	$2,459	$3,204	$1,670	$1,595
Period-end total assets	$1,534,359	$1,445,193	$402,195	$396,150	$728,498	$646,861

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2007	2006	2007	2006
Net interest income (4)	$958	$922	$(1,945)	$(1,404)
Noninterest income	1,050	931	2,142	1,374
Total revenue, net of interest expense	2,008	1,853	197	(30)
Provision for credit losses (5)	(14)	(40)	(1,311)	(784)
Amortization of intangibles	16	18	2	3
Other noninterest expense	1,028	953	(57)	471
Income before income taxes	978	922	1,563	280
Income tax expense (4)	359	340	550	186
Net income	$619	$582	$1,013	$94
Period-end total assets	$129,544	$109,759	$274,122	$292,423

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Provision for credit losses represents: For GCSBB – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the GCSBB securitization offset.

Business Segments

Six Months Ended June 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Net interest income (4)	$17,378	$17,966	$14,179	$14,059	$5,030	$4,930
Noninterest income	21,064	18,504	9,183	8,159	6,107	5,669
Total revenue, net of interest expense	38,442	36,470	23,362	22,218	11,137	10,599
Provision for credit losses (5)	3,045	2,275	5,505	3,708	156	47
Amortization of intangibles	780	881	677	758	67	80
Other noninterest expense	17,410	16,760	9,023	8,361	5,968	5,516
Income before income taxes	17,207	16,554	8,157	9,391	4,946	4,956
Income tax expense (4)	6,191	6,093	3,003	3,462	1,829	1,836
Net income	$11,016	$10,461	$5,154	$5,929	$3,117	$3,120
Period-end total assets	$1,534,359	$1,445,193	$402,195	$396,150	$728,498	$646,861

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2007	2006	2007	2006
Net interest income (4)	$1,884	$1,861	$(3,715)	$(2,884)
Noninterest income	2,012	1,821	3,762	2,855
Total revenue, net of interest expense	3,896	3,682	47	(29)
Provision for credit losses (5)	9	(40)	(2,625)	(1,440)
Amortization of intangibles	32	36	4	7
Other noninterest expense	2,029	1,902	390	981
Income before income taxes	1,826	1,784	2,278	423
Income tax expense (4)	675	661	684	134
Net income	$1,151	$1,123	$1,594	$289
Period-end total assets	$129,544	$109,759	$274,122	$292,423

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Provision for credit losses represents: For GCSBB – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the GCSBB securitization offset.

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of presenting securitized loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a held basis. The tables below reconcile GCSBB and All Other to a held basis by reclassifying net interest income, all other income and realized credit losses associated with the securitized loans to card income.

Global Consumer and Small Business Banking – Reconciliation
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$7,150	$(1,981)	$5,169	$6,967	$(1,846)	$5,121
Noninterest income:
Card income	2,676	793	3,469	2,528	1,136	3,664
Service charges	1,488	-	1,488	1,349	-	1,349
Mortgage banking income	297	-	297	210	-	210
Gains (losses) on sales of debt securities	-	-	-	-	-	-
All other income	328	(74)	254	323	(67)	256
Total noninterest income	4,789	719	5,508	4,410	1,069	5,479
Total revenue, net of interest expense	11,939	(1,262)	10,677	11,377	(777)	10,600
Provision for credit losses	3,094	(1,262)	1,832	1,807	(777)	1,030
Noninterest expense	4,969	-	4,969	4,508	-	4,508
Income before income taxes	3,876	-	3,876	5,062	-	5,062
Income tax expense (3)	1,417	-	1,417	1,858	-	1,858
Net income	$2,459	$-	$2,459	$3,204	$-	$3,204

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$14,179	$(3,871)	$10,308	$14,059	$(3,792)	$10,267
Noninterest income:
Card income	5,127	1,632	6,759	4,635	2,538	7,173
Service charges	2,865	-	2,865	2,539	-	2,539
Mortgage banking income	599	-	599	415	-	415
Gains (losses) on sales of debt securities	(1)	-	(1)	(1)	-	(1)
All other income	593	(151)	442	571	(177)	394
Total noninterest income	9,183	1,481	10,664	8,159	2,361	10,520
Total revenue, net of interest expense	23,362	(2,390)	20,972	22,218	(1,431)	20,787
Provision for credit losses	5,505	(2,390)	3,115	3,708	(1,431)	2,277
Noninterest expense	9,700	-	9,700	9,119	-	9,119
Income before income taxes	8,157	-	8,157	9,391	-	9,391
Income tax expense (3)	3,003	-	3,003	3,462	-	3,462
Net income	$5,154	$-	$5,154	$5,929	$-	$5,929

(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

All Other – Reconciliation

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,945)	$1,981	$36	$(1,404)	$1,846	$442

Noninterest income:

Card income	676	(793)	(117)	961	(1,136)	(175)

Equity investment income	1,719	-	1,719	577	-	577

Gains (losses) on sales of debt securities	2	-	2	(5)	-	(5)

All other income	(255)	74	(181)	(159)	67	(92)

Total noninterest income	2,142	(719)	1,423	1,374	(1,069)	305

Total revenue, net of interest expense	197	1,262	1,459	(30)	777	747

Provision for credit losses	(1,311)	1,262	(49)	(784)	777	(7)

Merger and restructuring charges	75	-	75	194	-	194

All other noninterest expense	(130)	-	(130)	280	-	280

Income before income taxes	1,563	-	1,563	280	-	280

Income tax expense (3)	550	-	550	186	-	186

Net income	$1,013	$-	$1,013	$94	$-	$94

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(3,715)	$3,871	$156	$(2,884)	$3,792	$908

Noninterest income:

Card income	1,397	(1,632)	(235)	2,129	(2,538)	(409)

Equity investment income	2,615	-	2,615	1,148	-	1,148

Gains (losses) on sales of debt securities	63	-	63	(4)	-	(4)

All other income	(313)	151	(162)	(418)	177	(241)

Total noninterest income	3,762	(1,481)	2,281	2,855	(2,361)	494

Total revenue, net of interest expense	47	2,390	2,437	(29)	1,431	1,402

Provision for credit losses	(2,625)	2,390	(235)	(1,440)	1,431	(9)

Merger and restructuring charges	186	-	186	292	-	292

All other noninterest expense	208	-	208	696	-	696

Income before income taxes	2,278	-	2,278	423	-	423

Income tax expense (3)	684	-	684	134	-	134

Net income	$1,594	$-	$1,594	$289	$-	$289

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

The following table presents reconciliations of the three business segments’ (GCSBB, GCIB and GWIM) total revenue, net of interest expense, on a FTE basis and net income to the Consolidated Statement of Income. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Segments’ total revenue, net of interest expense (1)	$19,761	$18,545	$38,395	$36,499
Adjustments:
ALM activities	(136)	(93)	(40)	(252)
Equity investment income	1,719	577	2,615	1,148
Liquidating businesses	132	521	454	1,067
FTE basis adjustment	(395)	(296)	(724)	(560)
Managed securitization impact to total revenue, net of interest expense	(1,262)	(777)	(2,390)	(1,431)
Other	(256)	(258)	(592)	(561)
Consolidated revenue, net of interest expense	$19,563	$18,219	$37,718	$35,910

Segments’ net income	$4,748	$5,381	$9,422	$10,172
Adjustments, net of taxes:
ALM activities	(141)	(109)	(145)	(254)
Equity investment income	1,083	364	1,647	723
Liquidating businesses	86	159	349	322
Merger and restructuring charges	47	123	117	184
Other	(62)	(443)	(374)	(686)
Consolidated net income	$5,761	$5,475	$11,016	$10,461

(1)	FTE basis

Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations Table of Contents	Page

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

At June 30, 2007, the Corporation had $1.5 trillion in assets and approximately 196 thousand full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations which are defined in the Glossary beginning on page 116. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

Certain credit markets experienced difficult conditions and volatility during the first six months of 2007. These markets continued to experience pressure into the third quarter including the well publicized sub-prime mortgage market as well as related financings. Further, in late July and early August, market uncertainty increased dramatically and further expanded to other markets (e.g., leveraged finance, collateralized debt obligations and other structured products). These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. The Corporation’s GCIB segment operates in these markets, either directly or indirectly, through exposures in securities, loans, derivatives and other commitments. While it is difficult to predict how long these conditions will exist and which markets, products or other businesses of the Corporation will ultimately be affected, these factors could adversely impact the Corporation’s results of operations.

In July 2007, the Corporation sold certain private equity funds, including the associated unfunded equity investment commitments of $638 million, with a total market value of $1.9 billion to Conversus Capital, L.P. (Conversus Capital) resulting in the recognition of a $600 million fair value adjustment for the three and six months ended June 30, 2007. Conversus Capital is a permanent capital vehicle designed to offer its investors both institutional and retail, long-term capital appreciation through a seasoned portfolio of private equity investments. For more information on Conversus Capital see page 79.

In July 2007, the Corporation completed the acquisition of U.S. Trust Corporation (U.S. Trust) for $3.3 billion in cash. U.S. Trust is one of the largest and most respected U.S. firms which focuses exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition significantly increases the size and capabilities of the Corporation’s wealth business and positions it as one of the largest financial services companies managing private wealth in the U.S.

In July 2007, the Board of Directors (the Board) increased the regular quarterly cash dividend on common stock 14 percent from $0.56 to $0.64 per share. The dividend will be payable on September 28, 2007 to common shareholders of record on September 7, 2007.

In June 2007, the Corporation announced the sale of Marsico Capital Management LLC (Marsico), a 100 percent owned investment manager, to Thomas F. Marsico, founder and chief executive officer of Marsico. The Corporation expects to realize a gain on this transaction of approximately $1.4 billion (pre-tax). Closing is expected to occur in the fourth quarter of 2007 and is subject to client consents and mutual fund shareholder approval.

In April 2007, the Corporation announced an agreement to purchase ABN AMRO North America Holding Company, parent company of LaSalle Bank Corporation (LaSalle), from ABN AMRO Bank N.V. (collectively, ABN AMRO) for $21 billion in cash. The transaction has been approved by both companies’ boards of directors. A copy of the agreement was filed as an exhibit to the Corporation’s Current Report on Form 8-K filed on April 26, 2007. On July 13, 2007, the Dutch Supreme Court reversed the Enterprise Chamber Court’s temporary injunction prohibiting the sale of LaSalle in the absence of a vote by ABN AMRO’s shareholders approving the transaction. The Supreme Court held that no such vote was required and that the lower court’s injunction improperly affected the rights of the Corporation as a third party to the dispute between ABN AMRO and its shareholders. The closing of the transaction is subject to obtaining all necessary regulatory approvals and is expected to close in the fourth quarter of 2007.

In April 2007, the Corporation announced an agreement to purchase 24.9 percent of SLM Corporation (Sallie Mae), the U.S. leader in originating and servicing student loans, for $2.2 billion. The Corporation is part of a consortium led by J.C. Flowers & Co. and private-equity firm Friedman Fleischer & Lowe, LLC which under the terms of the agreement will invest $4.4 billion and own 50.2 percent of Sallie Mae, and JP Morgan Chase & Co, which under the terms of the agreement will invest $2.2 billion and own the remaining 24.9 percent of Sallie Mae. The agreement also includes a five year forward purchase commitment for the Corporation to purchase $100 billion of loans from Sallie Mae. The closing of the transaction is subject to certain terms and conditions, will require approval by Sallie Mae’s stockholders and will be subject to obtaining all necessary regulatory approvals. The transaction is expected to close in the fourth quarter of 2007.

In April 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on June 22, 2007 to common shareholders of record on June 1, 2007.

Performance Overview

Net income totaled $5.8 billion, or $1.28 per diluted common share, for the three months ended June 30, 2007, increases of five percent and eight percent from $5.5 billion, or $1.19 per diluted common share, for the three months ended June 30, 2006. Net income totaled $11.0 billion, or $2.44 per diluted common share, for the six months ended June 30, 2007, increases of five percent and eight percent from $10.5 billion, or $2.25 per diluted common share, for the six months ended June 30, 2006.

Table 1

Business Segment Total Revenue and Net Income

	Three Months Ended June 30				Six Months Ended June 30
	Total Revenue (1)		Net Income		Total Revenue (1)		Net Income
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Global Consumer and Small Business Banking (2)	$11,939	$11,377	$2,459	$3,204	$23,362	$22,218	$5,154	$5,929
Global Corporate and Investment Banking	5,814	5,315	1,670	1,595	11,137	10,599	3,117	3,120
Global Wealth and Investment Management	2,008	1,853	619	582	3,896	3,682	1,151	1,123
All Other (2)	197	(30)	1,013	94	47	(29)	1,594	289
Total FTE basis	19,958	18,515	5,761	5,475	38,442	36,470	11,016	10,461
FTE adjustment	(395)	(296)	-	-	(724)	(560)	-	-
Total Consolidated	$19,563	$18,219	$5,761	$5,475	$37,718	$35,910	$11,016	$10,461

(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 49.

(2)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

Global Consumer and Small Business Banking

Net income decreased $745 million, or 23 percent, to $2.5 billion for the three months ended June 30, 2007 compared to the same period in 2006. Total revenue increased $562 million, or five percent, to $11.9 billion due to higher card income, service charges and mortgage banking income. This increase was more than offset by the increase in provision for credit losses of $1.3 billion, that was driven by portfolio seasoning reflective of growth in the businesses and increases in losses from the unusually low levels experienced in 2006 post bankruptcy reform. Also, noninterest expense increased $461 million mainly due to increases in technology, overhead and personnel including the ongoing impact of adopting SFAS 159.

Net income decreased $775 million, or 13 percent, to $5.2 billion for the six months ended June 30, 2007 compared to the same period in 2006. The increase in total revenue of $1.1 billion, or five percent, to $23.4 billion was more than offset by the increases in provision for credit losses of $1.8 billion and noninterest expense of $581 million. These period over period changes were largely driven by the same factors as described in the three-month discussion above. For more information on GCSBB, see page 57.

Global Corporate and Investment Banking

Net income increased $75 million, or five percent, to $1.7 billion for the three months ended June 30, 2007 compared to the same period in 2006. Total revenue increased $499 million, or nine percent, to $5.8 billion driven by increases in net interest income (primarily market-based) of $177 million and investment banking income of $177 million. Investment banking income increased due to increased market activity and deal flow. These increases were partially offset by increases in noninterest expense of $371 million mainly due to higher personnel expense, increases in other general operating expenses driven by transaction volume and an increase in litigation reserves. Additionally the provision for credit losses increased $19 million primarily resulting from a lower level of commercial recoveries.

Net income remained unchanged at $3.1 billion for the six months ended June 30, 2007 compared to the same period in 2006. The increase in total revenue of $538 million, or five percent, was offset by increases in noninterest expense of $439 million and provision for credit losses of $109 million. These period over period changes were primarily driven by the same factors as described in the three-month discussion above. In addition, trading account profits decreased $116 million compared to record results for the same period in the prior year. Also in the six-month comparison, provision for credit losses was impacted by the absence of 2006 releases of reserves related to favorable commercial credit market conditions. For more information on GCIB, see page 65.

Global Wealth and Investment Management

Net income increased $37 million, or six percent, for the three months ended June 30, 2007 compared to the same period in 2006. Total revenue grew $155 million, or eight percent, largely resulting from higher noninterest income of $119 million, driven by the effect of a 13 percent increase in AUM balances. These increases were partially offset by increased noninterest expense of $73 million driven by the continued investment in client facing associates and a higher level of revenue-generating operating costs. In addition, provision for credit losses increased $26 million mainly due to the absence of a 2006 credit loss recovery.

Net income increased $28 million, or two percent, for the six months ended June 30, 2007 compared to the same period in 2006. Total revenue increased $214 million, or six percent, provision for credit losses increased $49 million to $9 million, and noninterest expense increased $123 million. These period over period changes were largely driven by the same factors as described in the three-month discussion above.

Total AUM were $566.2 billion at June 30, 2007, an increase of $23.3 billion since December 31, 2006 and $66.1 billion since June 30, 2006. For more information on GWIM, see page 71.

All Other

Net income increased $919 million to $1.0 billion for the three months ended June 30, 2007 compared to the same period in 2006. Excluding the securitization offset, total revenue increased $712 million largely resulting from higher equity investment income of $1.1 billion driven by the $600 million increase in value related to the July sale of private equity funds to Conversus Capital as well as higher dividends from strategic investments. In addition, net interest income and noninterest expense decreased $406 million and $410 million primarily due to the sale of the Latin American operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results. The increase in net income was also driven by decreases in merger and restructuring charges of $119 million, and provision for credit losses of $42 million.

Net income increased $1.3 billion to $1.6 billion for the six months ended June 30, 2007 compared to the same period in 2006. Excluding the securitization offset, total revenue increased $1.0 billion. These period over period changes were largely driven by the same factors as described in the three-month discussion above. For more information on All Other, see page 77.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis decreased $145 million to $8.8 billion and $588 million to $17.4 billion for the three and six months ended June 30, 2007 compared to the same periods in 2006. The primary drivers of the decreases were the impact of the divestitures of certain foreign operations in 2006 and the first quarter of 2007, increased hedge costs, higher cost of deposits, spread compression, reduced benefits from purchase accounting adjustments and the negative impact of the adoption of FSP 13-2. These decreases were partially offset by a higher contribution from market-based activity, higher levels of consumer and commercial domestic loans and increased ALM portfolio levels. The net interest yield on a FTE basis decreased 26 basis points (bps) to 2.59 percent and 31 bps to 2.60 percent for the three and six months ended June 30, 2007 compared to the same periods in 2006.

For more information on net interest income on a FTE basis, see Tables 8 and 9 on pages 53 to 55.

Noninterest Income

Table 2

Noninterest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Card income	$3,558	$3,664	$6,891	$7,098
Service charges	2,200	2,077	4,272	3,978
Investment and brokerage services	1,193	1,146	2,342	2,249
Investment banking income	774	612	1,412	1,113
Equity investment income	1,829	699	2,843	1,417
Trading account profits	890	915	1,762	1,975
Mortgage banking income	148	89	361	226
Gains (losses) on sales of debt securities	2	(9)	64	5
Other income	583	396	1,117	443
Total noninterest income	$11,177	$9,589	$21,064	$18,504

Noninterest income increased $1.6 billion to $11.2 billion and $2.6 billion to $21.1 billion for the three and six months ended June 30, 2007 compared to the same periods in 2006, due primarily to the following:

•

Card income on a held basis decreased $106 million and $207 million for the three and six months ended June 30, 2007 as increases in cash advance fees and interchange income from debit and credit cards were more than offset by a decrease in excess servicing income resulting from an increase in credit losses on securitized loans.

•	Service charges grew $123 million and $294 million for the three and six months ended June 30, 2007 resulting from new account growth in deposit products.

•	Investment banking income increased $162 million and $299 million for the three and six months ended June 30, 2007 due to continued strength in debt underwriting and growth in advisory fees.

•

Equity investment income increased $1.1 billion and $1.4 billion for the three and six months ended June 30, 2007 primarily driven by the $600 million increase in value related to the July sale of private equity funds to Conversus Capital. Equity investment income also benefited from dividends on strategic investments in the second quarter of 2007. For more information on Conversus Capital see page 79.

•	Trading account profits decreased $25 million and $213 million for the three and six months ended June 30, 2007 compared to record results in 2006.

•

Mortgage banking income increased $59 million and $135 million for the three and six months ended June 30, 2007 due to the net favorable performance of the MSRs and the impact of the adoption of SFAS 159 partially offset by the absence of gains on sale of mortgage loans as the Corporation increased retention of residential mortgages.

•

Other income increased $187 million and $674 million for the three and six months ended June 30, 2007 primarily related to gains recognized on certain lease transactions during the quarter and lower losses in credit mitigation. In addition, the increase for the six months ended June 30, 2007 was impacted by the mark-to-market losses realized in 2006 on certain economic hedges that did not qualify for SFAS 133 hedge accounting.

Provision for Credit Losses

The provision for credit losses increased $805 million to $1.8 billion and $770 million to $3.0 billion for the three and six months ended June 30, 2007 compared to the same periods in 2006. Higher net charge-offs were predominantly driven by portfolio seasoning reflective of growth in the businesses and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform. Additionally, reserve increases for higher losses inherent in our small business card and home equity portfolios as well as seasoning of the Card Services consumer portfolios contributed to the increase in provision expense. In the six-month comparison, partially offsetting these increases were reductions in reserves from consumer credit card securitization activities and the sale of the Argentina portfolio.

For more information on credit quality, see Credit Risk Management beginning on page 85.

Noninterest Expense

Table 3

Noninterest Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Personnel	$4,737	$4,480	$9,762	$9,293
Occupancy	744	703	1,457	1,404
Equipment	332	316	682	660
Marketing	537	551	1,092	1,126
Professional fees	283	233	512	451
Amortization of intangibles	391	441	780	881
Data processing	472	409	909	819
Telecommunications	244	228	495	448
Other general operating	1,278	1,162	2,315	2,267
Merger and restructuring charges	75	194	186	292
Total noninterest expense	$9,093	$8,717	$18,190	$17,641

Noninterest expense increased $376 million to $9.1 billion and $549 million to $18.2 billion for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to the following:

•

Personnel expense increased $257 million and $469 million for the three and six months ended June 30, 2007 mainly due to higher revenue-related incentive compensation expense. In addition, results for the six months ended June 30, 2007 were impacted by stock-based compensation granted to retirement-eligible employees of $397 million compared to $320 million for the same period in 2006.

•	Other general operating expense increased $116 million and $48 million for the three and six months ended June 30, 2007 mainly attributable to an increase in litigation reserves.

•

Merger and restructuring charges decreased $119 million and $106 million for the three and six months ended June 30, 2007 mainly due to declining systems integration work and related charges associated with the MBNA acquisition.

Income Tax Expense

Income tax expense was $2.9 billion for the three months ended June 30, 2007 compared to $3.0 billion for the three months ended June 30, 2006, resulting in effective tax rates of 33.5 percent and 35.6 percent. Income tax expense was unchanged at $5.5 billion for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, resulting in effective tax rates of 33.2 percent and 34.6 percent. The decreases in the effective tax rates for both the three and six months ended June 30, 2007 were primarily attributable to the change in tax legislation discussed below. Income tax expense for the six months ended June 30, 2007 also reflects a one-time reduction to expense recorded in the first quarter of 2007 of approximately $50 million resulting from the remeasurement of certain accrued tax liabilities due to the evaluation of new guidance from taxing authorities.

During the second quarter of 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law. Accounting for the change in law resulted in the discrete recognition of a $175 million charge to income tax expense during the second quarter of 2006.

Assets

At June 30, 2007, total assets were $1.5 trillion, an increase of $74.6 billion, or five percent, from December 31, 2006. Average total assets for both the three and six months ended June 30, 2007 increased approximately $105 billion, or seven percent, compared to the same periods in 2006. Growth in period end and average total assets was due to an increase in loans and leases attributable to organic growth and bulk purchases of loans, growth in trading account assets driven by higher trading activity, and an increase in loans held-for-sale. Partially offsetting this growth was a decrease in AFS debt securities due to the third quarter 2006 sale of $43.7 billion of mortgage-backed securities as well as maturities and paydowns.

Liabilities and Shareholders’ Equity

At June 30, 2007, total liabilities were $1.4 trillion, an increase of $74.1 billion, or six percent, from December 31, 2006. Average total liabilities for the three and six months ended June 30, 2007 increased $99.5 billion, or seven percent, and $101.0 billion, or eight percent, compared to the same periods in 2006. Growth in period end and average total liabilities was attributable to increases in most liability line items resulting from funding requirements to support the growth in overall assets.

Period end shareholders’ equity was $135.8 billion at June 30, 2007, an increase of $479 million from December 31, 2006, largely due to net income and common stock issued in connection with employee benefit plans partially offset by dividend payments, share repurchases, increased losses in accumulated OCI and the adoption of certain new accounting standards. The change in accumulated OCI resulted from unrealized losses on AFS debt securities reflecting higher interest rates during the six months ended June 30, 2007.

Average shareholders’ equity for the three and six months ended June 30, 2007 compared to the same periods in 2006, increased $6.2 billion to $133.6 billion, and $4.3 billion to $133.6 billion, primarily due to net income and the issuances of preferred stock partially offset by net share repurchases and the adoption of certain new accounting standards.

Table 4 Selected Quarterly Financial Data
	2007 Quarters		2006 Quarters
(Dollars in millions, per share information in thousands)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$8,386	$8,268	$8,599	$8,586	$8,630
Noninterest income	11,177	9,887	9,887	9,598	9,589
Total revenue, net of interest expense	19,563	18,155	18,486	18,184	18,219
Provision for credit losses	1,810	1,235	1,570	1,165	1,005
Noninterest expense, before merger and restructuring charges	9,018	8,986	8,849	8,594	8,523
Merger and restructuring charges	75	111	244	269	194
Income before income taxes	8,660	7,823	7,823	8,156	8,497
Income tax expense	2,899	2,568	2,567	2,740	3,022
Net income	5,761	5,255	5,256	5,416	5,475
Average common shares issued and outstanding	4,419,246	4,432,664	4,464,110	4,499,704	4,534,627
Average diluted common shares issued and outstanding	4,476,799	4,497,028	4,536,696	4,570,558	4,601,169
Performance ratios
Return on average assets	1.48%	1.40%	1.39%	1.43%	1.51%
Return on average common shareholders’ equity	17.55	16.16	15.76	16.64	17.26
Total ending equity to total ending assets	8.85	8.98	9.27	9.22	8.85
Total average equity to total average assets	8.55	8.78	8.97	8.63	8.75
Dividend payout	43.60	48.02	47.49	46.82	41.76
Per common share data
Earnings	$1.29	$1.18	$1.17	$1.20	$1.21
Diluted earnings	1.28	1.16	1.16	1.18	1.19
Dividends paid	0.56	0.56	0.56	0.56	0.50
Book value	29.95	29.74	29.70	29.52	28.17
Average balance sheet
Total loans and leases	$740,199	$714,042	$683,598	$673,477	$635,649
Total assets	1,561,649	1,521,418	1,495,150	1,497,987	1,456,004
Total deposits	697,035	686,704	680,245	676,851	674,796
Long-term debt	158,500	148,627	140,756	136,769	125,620
Common shareholders’ equity	130,700	130,737	132,004	129,098	127,102
Total shareholders’ equity	133,551	133,588	134,047	129,262	127,373
Asset Quality
Allowance for credit losses (1)	$9,436	$9,106	$9,413	$9,260	$9,475
Nonperforming assets measured at historical cost	2,392	2,059	1,856	1,656	1,641
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (2)	1.20%	1.21%	1.28%	1.33%	1.36%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	397	443	505	562	579
Net charge-offs	$1,495	$1,427	$1,417	$1,277	$1,023
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (2)	0.81%	0.81%	0.82%	0.75%	0.65%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (2)	0.30	0.27	0.25	0.24	0.23
Nonperforming assets as a percentage of total loans, leases, and foreclosed properties (2)	0.32	0.29	0.26	0.25	0.25
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.51	1.51	1.60	1.75	2.21
Capital ratios (period end)
Risk-based capital:
Tier 1	8.52%	8.57%	8.64%	8.48%	8.33%
Total	12.11	11.94	11.88	11.46	11.25
Tier 1 leverage	6.33	6.25	6.36	6.16	6.13
Market capitalization	$216,922	$226,481	$238,021	$240,966	$217,794
Market price per share of common stock
Closing	$48.89	$51.02	$53.39	$53.57	$48.10
High closing	51.82	54.05	54.90	53.57	50.47
Low closing	48.80	49.46	51.66	47.98	45.48

(1) Includes allowance for loan and lease losses, and reserve for unfunded lending commitments.

(2) Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the periods ended June 30, 2007 and March 31, 2007. Loans measured at fair value were $3.61 billion and $3.86 billion at June 30, 2007 and March 31, 2007.

Table 5 Selected Year-to-Date Financial Data

	Six Months Ended June 30
(Dollars in millions, per share information in thousands)	2007	2006
Income statement
Net interest income	$16,654	$17,406
Noninterest income	21,064	18,504
Total revenue, net of interest expense	37,718	35,910
Provision for credit losses	3,045	2,275
Noninterest expense, before merger and restructuring charges	18,004	17,349
Merger and restructuring charges	186	292
Income before income taxes	16,483	15,994
Income tax expense	5,467	5,533
Net income	11,016	10,461
Average common shares issued and outstanding	4,426,046	4,572,013
Average diluted common shares issued and outstanding	4,487,224	4,636,959
Performance ratios
Return on average assets	1.44%	1.47%
Return on average common shareholders’ equity	16.86	16.34
Total ending equity to total ending assets	8.85	8.85
Total average equity to total average assets	8.66	9.00
Dividend payout	45.71	44.14
Per common share data
Earnings	$2.47	$2.29
Diluted earnings	2.44	2.25
Dividends paid	1.12	1.00
Book value	29.95	28.17
Average balance sheet
Total loans and leases	$727,193	$625,863
Total assets	1,541,644	1,436,298
Total deposits	691,898	667,350
Long-term debt	153,591	121,343
Common shareholders’ equity	130,718	128,981
Total shareholders’ equity	133,569	129,253
Asset Quality
Allowance for credit losses (1)	$9,436	$9,475
Nonperforming assets measured at historical cost	2,392	1,641
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (2)	1.20%	1.36%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	397	579
Net charge-offs	$2,922	$1,845
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (2)	0.81%	0.59%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (2)	0.30	0.23
Nonperforming assets as a percentage of total loans, leases, and foreclosed properties (2)	0.32	0.25
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.54	2.44
Market price per share of common stock
Closing	$48.89	$48.10
High closing	54.05	50.47
Low closing	48.80	43.09

(1)	Includes allowance for loan and lease losses, and reserve for unfunded lending commitments.

(2)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the six months ended June 30, 2007. Loans measured at fair value were $3.61 billion at June 30, 2007.

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

Net Interest Income – FTE Basis

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield and operating leverage utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Targets vary by year and by business, and are based on a variety of factors including maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios, return on average assets and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 6.

Return on Average Common Shareholders’ Equity and Return on Average Tangible Shareholders’ Equity

We also evaluate our business based upon ROE and ROTE measures. ROE and ROTE utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit. ROTE measures the earnings contribution of the Corporation as a percentage of shareholders’ equity reduced by goodwill. These measures are used to evaluate our use of equity (i.e., capital) at the individual unit level and are integral components in the analytics for resource allocation. In addition, profitability, relationship and investment models all use ROE as a key measure to support our overall growth goal.

Table 6 Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Operating basis
Operating earnings	$5,808	$5,598	$11,133	$10,645
Return on average assets	1.49%	1.54%	1.46%	1.49%
Return on average common shareholders’ equity	17.70	17.65	17.04	16.63
Return on average tangible shareholders’ equity	34.34	36.72	33.08	34.02
Operating efficiency ratio (FTE basis)	45.18	46.03	46.83	47.57
Dividend payout ratio	43.24	40.85	45.22	43.37
Operating leverage	1.99	(0.99)	1.63	(1.71)
FTE basis data
Net interest income	$8,781	$8,926	$17,378	$17,966
Total revenue, net of interest expense	19,958	18,515	38,442	36,470
Net interest yield	2.59%	2.85%	2.60%	2.91%
Efficiency ratio	45.56	47.08	47.32	48.37
Reconciliation of net income to operating earnings
Net income	$5,761	$5,475	$11,016	$10,461
Merger and restructuring charges	75	194	186	292
Related income tax benefit	(28)	(71)	(69)	(108)
Operating earnings	$5,808	$5,598	$11,133	$10,645
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$133,551	$127,373	$133,569	$129,253
Average goodwill	(65,704)	(66,226)	(65,703)	(66,160)
Average tangible shareholders’ equity	$67,847	$61,147	$67,866	$63,093
Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.48%	1.51%	1.44%	1.47%
Effect of merger and restructuring charges, net of tax benefit	0.01	0.03	0.02	0.02
Operating return on average assets	1.49%	1.54%	1.46%	1.49%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	17.55%	17.26%	16.86%	16.34%
Effect of merger and restructuring charges, net of tax benefit	0.15	0.39	0.18	0.29
Operating return on average common shareholders’ equity	17.70%	17.65%	17.04%	16.63%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	34.06%	35.92%	32.73%	33.44%
Effect of merger and restructuring charges, net of tax benefit	0.28	0.80	0.35	0.58
Operating return on average tangible shareholders’ equity	34.34%	36.72%	33.08%	34.02%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	45.56%	47.08%	47.32%	48.37%
Effect of merger and restructuring charges	(0.38)	(1.05)	(0.49)	(0.80)
Operating efficiency ratio	45.18%	46.03%	46.83%	47.57%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	43.60%	41.76%	45.71%	44.14%
Effect of merger and restructuring charges, net of tax benefit	(0.36)	(0.91)	(0.49)	(0.77)
Operating dividend payout ratio	43.24%	40.85%	45.22%	43.37%
Reconciliation of operating leverage to operating basis operating leverage
Operating leverage	3.48%	(1.62)%	2.29%	(1.71)%
Effect of merger and restructuring charges	(1.49)	0.63	(0.66)	-
Operating leverage	1.99%	(0.99)%	1.63%	(1.71)%

Core Net Interest Income – Managed Basis

In managing our business, we review core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 65, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for the Capital Markets and Advisory Services business. We also adjust for loans that we originated and sold into certain securitizations. These securitizations include off-balance sheet loans and leases, specifically those loans in revolving securitizations and other securitizations where servicing is retained by the Corporation (e.g., credit card and home equity). Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in assessing the results of the Corporation. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 7 Core Net Interest Income – Managed Basis

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Net interest income
As reported (1)	$8,781	$8,926	$17,378	$17,966
Impact of market-based net interest income (2)	(635)	(380)	(1,119)	(792)
Core net interest income	8,146	8,546	16,259	17,174
Impact of securitizations (3)	1,952	1,710	3,811	3,435
Core net interest income – managed basis	$10,098	$10,256	$20,070	$20,609

Average earning assets
As reported	$1,358,199	$1,253,895	$1,340,172	$1,236,848
Impact of market-based earning assets (2)	(425,647)	(357,617)	(416,928)	(347,170)
Core average earning assets	932,552	896,278	923,244	889,678
Impact of securitizations	102,357	96,776	102,442	96,523
Core average earning assets – managed basis	$1,034,909	$993,054	$1,025,686	$986,201

Net interest yield contribution
As reported (1)	2.59%	2.85%	2.60%	2.91%
Impact of market-based activities	0.91	0.97	0.93	0.96
Core net interest yield on earning assets	3.50	3.82	3.53	3.87
Impact of securitizations	0.41	0.31	0.39	0.32
Core net interest yield on earning assets – managed basis	3.91%	4.13%	3.92%	4.19%
(1)	FTE basis

(2)	Represents market-based amounts included in the Capital Markets and Advisory Services business within GCIB and excludes net interest income on loans for which the fair value option has been elected.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the segment view which utilizes funds transfer pricing methodologies.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Core net interest income on a managed basis decreased $158 million compared to the same period in 2006. This decrease was primarily driven by the impact of the divestitures of certain foreign operations in 2006 and the first quarter of 2007, increased hedge costs, higher cost of deposits, reduced benefits from purchase accounting adjustments and the negative impact of the adoption of FSP 13-2. These decreases were partially offset by higher levels of consumer and commercial domestic loans and increased ALM portfolio levels. Core net interest yield on a managed basis decreased 22 bps to 3.91 percent compared to the same period in 2006.

On a managed basis, core average earning assets increased $41.9 billion compared to the same period in 2006 due to higher levels of consumer and commercial loans partially offset by a decrease in average debt securities.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Core net interest income on a managed basis decreased $539 million, core average earning assets increased $39.5 billion and core net interest yield decreased 27 bps compared to the same period in 2006. These period over period changes were primarily driven by the same factors as described in the three-month discussion above.

Table 8 Quarterly Average Balances and Interest Rates – FTE Basis

	Second Quarter 2007			First Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,310	$188	4.92%	$15,023	$169	4.57%
Federal funds sold and securities purchased under agreements to resell	166,258	2,156	5.19	166,195	1,979	4.79
Trading account assets	188,287	2,364	5.03	175,249	2,357	5.41
Debt securities (2)	177,834	2,394	5.39	186,498	2,451	5.27
Loans and leases (3):
Residential mortgage	260,099	3,708	5.70	246,618	3,504	5.69
Credit card – domestic	56,235	1,777	12.67	57,720	1,887	13.26
Credit card – foreign	11,946	350	11.76	11,133	317	11.55
Home equity (4)	94,267	1,779	7.57	89,559	1,679	7.60
Direct/Indirect consumer	64,227	1,354	8.46	60,157	1,221	8.23
Other consumer (5)	8,101	187	9.28	8,809	204	9.36
Total consumer	494,875	9,155	7.41	473,996	8,812	7.50
Commercial – domestic	166,529	3,039	7.32	163,620	2,934	7.27
Commercial real estate (6)	36,788	687	7.49	36,117	672	7.55
Commercial lease financing	19,784	217	4.40	19,651	175	3.55
Commercial – foreign	22,223	319	5.75	20,658	330	6.48
Total commercial	245,324	4,262	6.97	240,046	4,111	6.94
Total loans and leases	740,199	13,417	7.26	714,042	12,923	7.31
Other earning assets	70,311	1,108	6.31	64,939	1,010	6.28
Total earning assets (7)	1,358,199	21,627	6.38	1,321,946	20,889	6.37
Cash and cash equivalents	33,689			33,623
Other assets, less allowance for loan and lease losses	169,761			165,849
Total assets	$1,561,649			$1,521,418

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$33,039	$47	0.58%	$32,773	$41	0.50%
NOW and money market deposit accounts	212,330	987	1.86	212,249	936	1.79
Consumer CDs and IRAs	161,703	1,857	4.61	159,505	1,832	4.66
Negotiable CDs, public funds and other time deposits	16,256	191	4.70	13,376	136	4.12
Total domestic interest-bearing deposits	423,328	3,082	2.92	417,903	2,945	2.86
Foreign interest-bearing deposits:
Banks located in foreign countries	41,940	522	4.99	40,372	531	5.34
Governments and official institutions	17,868	224	5.02	14,482	178	4.98
Time, savings and other	40,335	433	4.31	39,534	380	3.90
Total foreign interest-bearing deposits	100,143	1,179	4.72	94,388	1,089	4.68
Total interest-bearing deposits	523,471	4,261	3.27	512,291	4,034	3.19
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	419,260	5,537	5.30	414,104	5,318	5.20
Trading account liabilities	85,550	821	3.85	77,635	892	4.66
Long-term debt	158,500	2,227	5.62	148,627	2,048	5.51
Total interest-bearing liabilities (7)	1,186,781	12,846	4.34	1,152,657	12,292	4.31
Noninterest-bearing sources:
Noninterest-bearing deposits	173,564			174,413
Other liabilities	67,753			60,760
Shareholders’ equity	133,551			133,588
Total liabilities and shareholders’ equity	$1,561,649			$1,521,418
Net interest spread			2.04%			2.06%
Impact of noninterest-bearing sources			0.55			0.55
Net interest income/yield on earning assets		$8,781	2.59%		$8,597	2.61%

(1)

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

(2)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(3)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(4)

Includes home equity loans of $15.6 billion and $13.5 billion in the second and first quarters of 2007, and $11.7 billion, $9.9 billion and $8.7 billion in the fourth, third and second quarters of 2006, respectively.

(5)

Includes consumer finance loans of $3.4 billion and $3.0 billion in the second and first quarters of 2007, and $2.8 billion, $2.9 billion and $3.0 billion in the fourth, third and second quarters of 2006, respectively; and foreign consumer loans of $4.7 billion and $5.8 billion in the second and first quarters of 2007, and $7.8 billion, $8.1 billion and $7.8 billion in the fourth, third and second quarters of 2006, respectively.

(6)

Includes domestic commercial real estate loans of $36.2 billion and $35.5 billion in the second and first quarters of 2007, and $36.1 billion, $36.7 billion and $36.0 billion in the fourth, third and second quarters of 2006, respectively.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $117 million and $121 million in the second and first quarters of 2007, and $198 million, $128 million and $54 million in the fourth, third and second quarters of 2006, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on the underlying liabilities $207 million and $179 million in the second and first quarters of 2007, and $(69) million, $(48) million and $87 million in the fourth, third and second quarters of 2006, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 109.

Quarterly Average Balances and Interest Rates – FTE Basis (Continued)

	Fourth Quarter 2006			Third Quarter 2006			Second Quarter 2006 (1)
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,760	$166	4.19%	$15,629	$173	4.39%	$16,691	$168	4.05%
Federal funds sold and securities purchased under agreements to resell	174,167	2,068	4.73	173,381	2,146	4.94	179,104	1,900	4.25
Trading account assets	167,163	2,289	5.46	146,817	1,928	5.24	133,556	1,712	5.13
Debt securities (2)	193,601	2,504	5.17	236,033	3,136	5.31	236,967	3,162	5.34
Loans and leases (3):
Residential mortgage	225,985	3,202	5.66	222,889	3,151	5.65	197,228	2,731	5.54
Credit card – domestic	59,802	2,101	13.94	62,508	2,189	13.90	64,980	2,168	13.38
Credit card – foreign	10,375	305	11.66	9,455	286	12.02	8,305	269	12.97
Home equity (4)	84,905	1,626	7.60	79,899	1,522	7.56	75,894	1,378	7.28
Direct/Indirect consumer	53,480	1,101	8.17	51,536	1,022	7.90	48,003	910	7.59
Other consumer (5)	10,597	225	8.47	11,076	298	10.66	10,804	294	10.95
Total consumer	445,144	8,560	7.65	437,363	8,468	7.71	405,214	7,750	7.66
Commercial – domestic	158,604	2,907	7.27	153,007	2,805	7.28	148,445	2,695	7.28
Commercial real estate (6)	36,851	704	7.58	37,471	724	7.67	36,749	680	7.41
Commercial lease financing	21,159	254	4.80	20,875	232	4.46	20,896	262	5.01
Commercial – foreign	21,840	337	6.12	24,761	454	7.27	24,345	456	7.52
Total commercial	238,454	4,202	7.00	236,114	4,215	7.09	230,435	4,093	7.12
Total loans and leases	683,598	12,762	7.42	673,477	12,683	7.49	635,649	11,843	7.47
Other earning assets	65,172	1,058	6.46	57,029	914	6.38	51,928	808	6.24
Total earning assets (7)	1,299,461	20,847	6.39	1,302,366	20,980	6.41	1,253,895	19,593	6.26
Cash and cash equivalents	32,816			33,495			35,070
Other assets, less allowance for loan and lease losses	162,873			162,126			167,039
Total assets	$1,495,150			$1,497,987			$1,456,004

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,965	$48	0.58%	$34,268	$69	0.81%	$35,681	$76	0.84%
NOW and money market deposit accounts	211,055	966	1.81	212,690	1,053	1.96	221,198	996	1.81
Consumer CDs and IRAs	154,621	1,794	4.60	147,607	1,658	4.46	141,408	1,393	3.95
Negotiable CDs, public funds and other time deposits	13,052	140	4.30	14,105	150	4.19	13,005	123	3.80
Total domestic interest-bearing deposits	411,693	2,948	2.84	408,670	2,930	2.84	411,292	2,588	2.52
Foreign interest-bearing deposits:
Banks located in foreign countries	38,648	507	5.21	38,588	562	5.78	32,456	489	6.05
Governments and official institutions	14,220	168	4.70	12,801	156	4.83	13,428	155	4.63
Time, savings and other	41,328	366	3.50	40,444	328	3.22	37,178	276	2.98
Total foreign interest-bearing deposits	94,196	1,041	4.38	91,833	1,046	4.52	83,062	920	4.44
Total interest-bearing deposits	505,889	3,989	3.13	500,503	3,976	3.15	494,354	3,508	2.85
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	405,748	5,222	5.11	429,882	5,467	5.05	408,734	4,842	4.75
Trading account liabilities	75,261	800	4.21	69,462	727	4.15	61,263	596	3.90
Long-term debt	140,756	1,881	5.34	136,769	1,916	5.60	125,620	1,721	5.48
Total interest-bearing liabilities (7)	1,127,654	11,892	4.19	1,136,616	12,086	4.23	1,089,971	10,667	3.92
Noninterest-bearing sources:
Noninterest-bearing deposits	174,356			176,348			180,442
Other liabilities	59,093			55,761			58,218
Shareholders’ equity	134,047			129,262			127,373
Total liabilities and shareholders’ equity	$1,495,150			$1,497,987			$1,456,004
Net interest spread			2.20%			2.18%			2.34%
Impact of noninterest-bearing sources			0.55			0.55			0.51
Net interest income/yield on earning assets		$8,955	2.75%		$8,894	2.73%		$8,926	2.85%

Table 9 Year-to-Date Average Balances and Interest Rates - FTE Basis

	Six Months Ended June 30
	2007			2006 (1)
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,167	$357	4.75%	$15,525	$307	3.99%
Federal funds sold and securities purchased under agreements to resell	166,227	4,135	4.99	176,919	3,609	4.09
Trading account assets	181,804	4,721	5.21	133,459	3,335	5.01
Debt securities (2)	182,142	4,845	5.32	235,793	6,205	5.27
Loans and leases (3):
Residential mortgage	253,396	7,212	5.70	191,046	5,255	5.51
Credit card – domestic	56,973	3,664	12.97	66,566	4,348	13.17
Credit card – foreign	11,542	667	11.66	8,354	556	13.41
Home equity (4)	91,926	3,458	7.59	74,166	2,625	7.14
Direct/Indirect consumer	62,204	2,575	8.35	47,407	1,761	7.46
Other consumer (5)	8,452	391	9.32	10,581	566	10.77
Total consumer	484,493	17,967	7.46	398,120	15,111	7.63
Commercial – domestic	165,083	5,973	7.30	146,580	5,185	7.13
Commercial real estate (6)	36,454	1,359	7.52	36,713	1,312	7.20
Commercial lease financing	19,718	392	3.97	20,705	509	4.91
Commercial – foreign	21,445	649	6.10	23,745	883	7.50
Total commercial	242,700	8,373	6.95	227,743	7,889	6.98
Total loans and leases	727,193	26,340	7.29	625,863	23,000	7.40
Other earning assets	67,639	2,118	6.29	49,289	1,526	6.23
Total earning assets (7)	1,340,172	42,516	6.38	1,236,848	37,982	6.17
Cash and cash equivalents	33,656			34,964
Other assets, less allowance for loan and lease losses	167,816			164,486
Total assets	$1,541,644			$1,436,298
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,907	$88	0.54%	$35,616	$152	0.86%
NOW and money market deposit accounts	212,290	1,923	1.83	224,384	1,904	1.71
Consumer CDs and IRAs	160,610	3,689	4.63	138,256	2,570	3.75
Negotiable CDs, public funds and other time deposits	14,824	327	4.44	10,790	193	3.60
Total domestic interest-bearing deposits	420,631	6,027	2.89	409,046	4,819	2.38
Foreign interest-bearing deposits:
Banks located in foreign countries	41,160	1,053	5.16	31,292	913	5.88
Governments and official institutions	16,184	402	5.00	11,823	262	4.47
Time, savings and other	39,937	813	4.11	36,163	521	2.91
Total foreign interest-bearing deposits	97,281	2,268	4.70	79,278	1,696	4.32
Total interest-bearing deposits	517,912	8,295	3.23	488,324	6,515	2.69
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	416,696	10,855	5.25	404,339	9,151	4.56
Trading account liabilities	81,615	1,713	4.23	56,889	1,113	3.94
Long-term debt	153,591	4,275	5.57	121,343	3,237	5.34
Total interest-bearing liabilities (7)	1,169,814	25,138	4.33	1,070,895	20,016	3.76
Noninterest-bearing sources:
Noninterest-bearing deposits	173,986			179,026
Other liabilities	64,275			57,124
Shareholders’ equity	133,569			129,253
Total liabilities and shareholders’ equity	$1,541,644			$1,436,298
Net interest spread			2.05%			2.41%
Impact of noninterest-bearing sources			0.55			0.50
Net interest income/yield on earning assets		$17,378	2.60%		$17,966	2.91%

(1)

Interest income (FTE basis) for the six months ended June 30, 2006, does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to net interest income and net interest yield on earning assets of this retroactive tax adjustment was a reduction of $270 million and 4 bps, respectively, for the six months ended June 30, 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for net interest income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

(2)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(3)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(4)	Includes home equity loans of $14.5 billion and $8.5 billion for the six months ended June 30, 2007 and 2006.

(5)	Includes consumer finance loans of $3.2 billion and $3.0 billion, and foreign consumer loans of $5.3 billion and $7.6 billion for the six months ended June 30, 2007 and 2006.

(6)	Includes domestic commercial real estate loans of $35.8 billion and $36.0 billion for the six months ended June 30, 2007 and 2006.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $238 million and $46 million in the six months ended June 30, 2007 and 2006. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $386 million and $223 million in the six months ended June 30, 2007 and 2006. For additional information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 109.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through three business segments: GCSBB, GCIB and GWIM, with the remaining operations recorded in All Other. Certain prior period amounts have been reclassified to conform to current period presentation. For more information on the Corporation’s basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue and net income amounts, see Note 16 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 49. We begin by evaluating the operating results of the businesses which by definition excludes merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 85. ROE is calculated by dividing net income by average allocated equity. Average equity is allocated to the business segments and related businesses and is impacted by the portion of goodwill that is specifically assigned to the businesses and the unallocated portion of goodwill that resides in ALM/Other.

Global Consumer and Small Business Banking

	Three Months Ended June 30, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$7,150	$2,378	$4,044	$546	$182
Noninterest income:
Card income	2,676	539	2,135	2	-
Service charges	1,488	1,487	-	1	-
Mortgage banking income	297	-	-	297	-
Gains (losses) on sales of debt securities	-	-	-	-	-
All other income	328	-	251	10	67
Total noninterest income	4,789	2,026	2,386	310	67
Total revenue, net of interest expense	11,939	4,404	6,430	856	249

Provision for credit losses (4)	3,094	56	2,857	125	56
Noninterest expense	4,969	2,254	2,058	508	149
Income before income taxes	3,876	2,094	1,515	223	44
Income tax expense (3)	1,417	765	554	82	16
Net income	$2,459	$1,329	$961	$141	$28

Net interest yield (3)	8.29%	3.03%	7.91%	2.07%	n/m
Return on average equity (5)	15.80	35.80	8.74	14.92	n/m
Efficiency ratio (3)	41.62	51.19	32.00	59.26	n/m
Period end – total assets (6)	$402,195	$336,373	$241,890	$113,215	n/m

	Three Months Ended June 30, 2006
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$6,967	$2,372	$4,032	$478	$85
Noninterest income:
Card income	2,528	473	2,054	1	-
Service charges	1,349	1,348	-	1	-
Mortgage banking income	210	-	-	210	-
Gains (losses) on sales of debt securities	-	-	-	-	-
All other income	323	-	242	11	70
Total noninterest income	4,410	1,821	2,296	223	70
Total revenue, net of interest expense	11,377	4,193	6,328	701	155

Provision for credit losses (4)	1,807	30	1,733	15	29
Noninterest expense	4,508	2,126	1,883	413	86
Income before income taxes	5,062	2,037	2,712	273	40
Income tax expense (3)	1,858	748	997	100	13
Net income	$3,204	$1,289	$1,715	$173	$27

Net interest yield (3)	8.15%	2.93%	8.59%	2.16%	n/m
Return on average equity (5)	20.14	35.63	15.02	22.87	n/m
Efficiency ratio (3)	39.62	50.70	29.76	58.94	n/m
Period end – total assets (6)	$396,150	$347,735	$225,289	$93,395	n/m

(1)	Presented on a managed basis, specifically Card Services.

(2)	Effective January 1, 2007, GCSBB combined the former Mortgage and Home Equity businesses into Consumer Real Estate.

(3)	FTE basis

(4)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(5)	Average allocated equity for GCSBB was $62.4 billion and $63.8 billion for the three months ended June 30, 2007 and 2006.

(6)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

Global Consumer and Small Business Banking

	Six Months Ended June 30, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$14,179	$4,745	$8,035	$1,070	$329
Noninterest income:
Card income	5,127	1,038	4,086	3	-
Service charges	2,865	2,862	-	3	-
Mortgage banking income	599	-	-	599	-
Gains (losses) on sales of debt securities	(1)	-	-	-	(1)
All other income	593	-	440	20	133
Total noninterest income	9,183	3,900	4,526	625	132
Total revenue, net of interest expense	23,362	8,645	12,561	1,695	461

Provision for credit losses (4)	5,505	94	5,156	155	100
Noninterest expense	9,700	4,411	4,062	953	274
Income before income taxes	8,157	4,140	3,343	587	87
Income tax expense (3)	3,003	1,524	1,231	216	32
Net income	$5,154	$2,616	$2,112	$371	$55

Net interest yield (3)	8.27%	3.04%	7.96%	2.10%	n/m
Return on average equity (5)	16.67	35.39	9.67	20.29	n/m
Efficiency ratio (3)	41.52	51.03	32.34	56.22	n/m
Period end – total assets (6)	$402,195	$336,373	$241,890	$113,215	n/m

	Six Months Ended June 30, 2006
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$14,059	$4,660	$8,170	$974	$255
Noninterest income:
Card income	4,635	901	3,730	4	-
Service charges	2,539	2,538	-	1	-
Mortgage banking income	415	-	-	415	-
Gains (losses) on sales of debt securities	(1)	-	-	-	(1)
All other income	571	-	427	23	121
Total noninterest income	8,159	3,439	4,157	443	120
Total revenue, net of interest expense	22,218	8,099	12,327	1,417	375

Provision for credit losses (4)	3,708	58	3,542	29	79
Noninterest expense	9,119	4,321	3,803	819	176
Income before income taxes	9,391	3,720	4,982	569	120
Income tax expense (3)	3,462	1,372	1,838	210	42
Net income	$5,929	$2,348	$3,144	$359	$78

Net interest yield (3)	8.25%	2.91%	8.76%	2.23%	n/m
Return on average equity (5)	18.42	32.62	13.93	23.72	n/m
Efficiency ratio (3)	41.04	53.36	30.85	57.75	n/m
Period end – total assets (6)	$396,150	$347,735	$225,289	$93,395	n/m

(1)	Presented on a managed basis, specifically Card Services.

(2)	Effective January 1, 2007, GCSBB combined the former Mortgage and Home Equity businesses into Consumer Real Estate.

(3)	FTE basis

(4)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(5)	Average allocated equity for GCSBB was $62.3 billion and $64.9 billion for the six months ended June 30, 2007 and 2006.

(6)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Total loans and leases	$324,452	$285,885	$317,246	$282,390	$312,701	$280,821
Total earning assets (1)	344,765	337,138	346,045	343,093	345,803	343,753
Total assets (1)	402,195	396,150	401,425	396,054	401,026	396,434
Total deposits	326,978	338,827	326,741	336,105	326,647	334,413

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 30 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve approximately 57 million consumer and small business relationships utilizing our network of 5,749 banking centers, 17,183 domestic branded ATMs, and telephone and Internet channels. Within GCSBB, there are three primary businesses: Deposits, Card Services, and Consumer Real Estate. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance). GCSBB, specifically Card Services, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 16 - Business Segment Information to the Consolidated Financial Statements.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income decreased $745 million to $2.5 billion compared to the same period in 2006. The increase in total revenue was more than offset by an increase in provision for credit losses in Card Services and an increase in noninterest expense.

Net interest income remained relatively flat compared to the same period in 2006. Noninterest income increased $379 million, or nine percent, compared to the same period in 2006, mainly due to increases of $148 million in card income, $139 million in service charges and $87 million in mortgage banking income. Card income was higher mainly due to increases in cash advance fees and interchange income from debit and credit cards. Service charges increased due to new account growth. Mortgage banking income increased due to the impact of the adoption of SFAS 159 on Consumer Real Estate loans held-for-sale and the net favorable performance of the MSRs.

Provision for credit losses increased $1.3 billion, or 71 percent, to $3.1 billion compared to the same period in 2006. This increase primarily resulted from a $1.1 billion increase in Card Services which was mainly driven by portfolio seasoning reflective of growth in the businesses and increased losses from the unusually low levels experienced in 2006 post bankruptcy reform. Additionally, within Consumer Real Estate, higher losses inherent in our home equity portfolio reflective of the growth and seasoning of the portfolio also contributed to the increase. For further discussion of the increase in provision for credit losses related to Card Services, see the Card Services discussion on page 60.

Noninterest expense increased $461 million, or 10 percent, to $5.0 billion mainly due to increases in technology, overhead and personnel including the ongoing impact of adopting SFAS 159.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $775 million to $5.2 billion compared to the same period in 2006. The increase in noninterest income of $1.0 billion was more than offset by the $1.8 billion increase in provision for credit losses, driven by Card Services, and an increase in noninterest expense of $581 million. These period over period changes were largely driven by the same factors as described in the three month discussion above. In addition, the change in card income was impacted by an unfavorable change in the value of the interest-only strip in the prior year compared to a favorable change in the current year.

Deposits

Deposits provides a comprehensive range of products to consumers and small businesses. Our products include traditional savings accounts, money market savings accounts, CDs and IRAs, and non-interest and interest-bearing checking accounts. Debit card results are also included in Deposits.

Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate various account fees such as account service fees, non-sufficient fund fees and overdraft charges while debit cards generate interchange fees. Interchange fees are volume-based and paid by merchants to have the debit transactions processed.

We added approximately 717 thousand net new retail checking accounts and 516 thousand net new retail savings accounts for the three months ended June 30, 2007. We added approximately 1.2 million net new retail checking accounts and 943 thousand net new retail savings accounts for the six months ended June 30, 2007. These additions resulted from continued improvement in sales and service results in the Banking Center Channel, the success of innovative products such as Keep the Change™ and $0 Online Equity Trades, as well as eCommerce accessibility and customer referrals.

The Corporation continues to migrate qualifying affluent customers and their related deposit balances from GCSBB to GWIM. For the three and six months ended June 30, 2007, a total of $2.9 billion and $6.4 billion of deposits were migrated from GCSBB to GWIM compared to $2.1 billion and $5.3 billion for the same periods in 2006. After migration, the associated net interest income, service charges and noninterest expense is recorded in GWIM.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income increased $40 million, or three percent, compared to the same period in 2006. Net interest income remained relatively flat at $2.4 billion compared to the same period in 2006. Average deposits decreased $9.6 billion, or three percent, largely due to the migration of deposit balances to GWIM, partially offset by organic growth. Offsetting the decline in average deposits was an increase in deposit spreads of 10 bps to 3.04 percent as a result of disciplined pricing. The increase in noninterest income was driven by higher service charges of $139 million, or 10 percent, and higher debit card interchange income of $66 million, or 14 percent. The increase to service charges was attributable to new account growth. Debit card interchange income grew due to a higher number of checking accounts, increased usage and continued improvements in penetration rates (i.e., increase in the number of existing account holders with debit cards).

Noninterest expense increased $128 million, or six percent, compared to the same period in 2006, primarily due to costs associated with higher transaction volume and an increase in litigation reserves.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income increased $268 million, or 11 percent, compared to the same period in 2006. The increase in net income was driven by an increase in noninterest income of $461 million, or 13 percent, partially offset by an increase in noninterest expense of $90 million. Net interest income remained relatively flat at $4.7 billion. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

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

The Corporation reports its GCSBB results, specifically Card Services, on a managed basis, which is consistent with the way that management as well as analysts evaluate the results of GCSBB. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s consolidated financial statements in accordance with GAAP.

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income decreased $754 million, or 44 percent, compared to the same period in 2006. The decrease was driven by $1.1 billion in higher provision for credit losses. Net interest income remained relatively flat at $4.0 billion compared to the same period in 2006 as an increase in average loans and leases of $16.4 billion was partially offset by spread compression.

Noninterest income increased $90 million, or four percent, compared to the same period in 2006, mainly due to organic growth which increased cash advance fees and interchange income.

Provision for credit losses increased $1.1 billion, or 65 percent, compared to the same period in 2006. The increase was primarily driven by higher managed net losses. Reserve increases for higher losses inherent in our small business card portfolio reflective of growth in the business, as well as from seasoning of the domestic consumer credit card and unsecured lending portfolios also contributed to the increase in provision for credit losses.

Noninterest expense increased $175 million, or nine percent, compared to the same period in 2006, largely due to increases in overhead and technology related costs.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $1.0 billion, or 33 percent, compared to the same period in 2006. The decrease was driven by increases in provision for credit losses of $1.6 billion and noninterest expense of $259 million, partially offset by an increase in noninterest income of $369 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above. In addition, the change in card income was impacted by an unfavorable change in the value of the interest-only strip in the prior year compared to a favorable change in the current year. Also, the increase in provision for credit losses was partially offset by a higher level of reserve reduction from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust.

Key Statistics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Card Services
Average – total loans and leases:
Managed	$204,332	$187,898	$202,758	$187,222
Held	102,427	92,946	100,917	93,352
Period end – total loans and leases:
Managed	208,130	189,887	208,130	189,887
Held	105,378	93,039	105,378	93,039
Managed net losses (1):
Amount	2,534	1,684	4,865	3,016
Percent	4.98%	3.59%	4.84%	3.25%

Credit Card (2)
Average – total loans and leases:
Managed	$167,569	$161,317	$167,481	$161,725
Held	68,181	73,285	68,515	74,920
Period end – total loans and leases:
Managed	169,852	162,130	169,852	162,130
Held	69,241	71,566	69,241	71,566
Managed net losses (1):
Amount	2,099	1,474	4,052	2,720
Percent	5.02%	3.67%	4.88%	3.39%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	Includes U.S. consumer card and foreign credit card. Does not include business card.

The table above and the discussion below presents select key indicators for the Card Services and credit card portfolios.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Managed net losses increased $850 million to $2.5 billion, or 4.98 percent of average Card Services outstandings, compared to $1.7 billion, or 3.59 percent in the same period in 2006. This increase was primarily driven by portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Managed Card Services total average loans and leases increased $16.4 billion to $204.3 billion compared to the same period in 2006, predominantly driven by growth in the foreign and unsecured lending portfolios.

Managed credit card net losses increased $625 million to $2.1 billion, or 5.02 percent of average credit card outstandings, compared to $1.5 billion, or 3.67 percent for the same period in 2006. The increase was driven by portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Managed credit card total average loans and leases increased $6.3 billion to $167.6 billion compared to the same period in 2006. The increase was mainly driven by growth in the foreign portfolios.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Managed net losses increased $1.8 billion to $4.9 billion, or 4.84 percent of average Card Services outstandings, compared to $3.0 billion, or 3.25 percent ($3.3 billion or 3.50 percent excluding the impact of SOP 03-3) in the same period in 2006. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Managed credit card net losses increased $1.3 billion to $4.1 billion, or 4.88 percent of average credit card outstandings, compared to $2.7 billion, or 3.39 percent ($2.8 billion or 3.54 percent excluding SOP 03-3) for the same period in 2006. Managed credit card total average loans and leases increased $5.8 billion to $167.5 billion compared to the same period in 2006. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 5,749 banking centers, mortgage loan officers in nearly 200 locations and through a sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 7,000 mortgage brokers in all 50 states. Consumer Real Estate products include fixed and adjustable rate loans for home purchase and refinancing needs, lines of credit and home equity loans. Mortgage products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. Consumer Real Estate is not impacted by the Corporation’s mortgage production retention decisions as Consumer Real Estate is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other.

The consumer real estate business includes the origination, fulfillment, sale and servicing of first mortgage loan products, reverse mortgage products and home equity products. Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Servicing income includes ancillary income derived in connection with these activities such as late fees.

Consumer Real Estate first mortgage and home equity production within GCSBB was $44.3 billion and $82.3 billion for the three and six months ended June 30, 2007 compared to $38.1 billion and $68.3 billion for the same periods in 2006. During the second quarter, the Corporation completed the purchase of a reverse mortgage business which will increase the Corporation’s offerings of reverse mortgages.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income for Consumer Real Estate decreased $32 million, or 18 percent, compared to the same period in 2006. The decrease in net income was driven by $110 million in higher provision for credit losses and an increase in noninterest expense of $95 million, partially offset by an increase in total revenue of $155 million. The increase in total revenue was due to an increase of $68 million, or 14 percent, in net interest income and an increase of $87 million, or 41 percent, in mortgage banking income. Net interest income growth was predominantly driven by loan production in our home equity business, partially offset by spread compression. Average loans and leases increased $18.5 billion, or 22 percent. The increase in mortgage banking income was primarily due to the ongoing impact of the adoption of SFAS 159 on Consumer Real Estate loans held-for-sale, the net favorable performance of the MSRs and increased production income. For more information on the adoption of SFAS 159 on mortgage banking income, see Mortgage Banking Risk Management on page 114.

Provision for credit losses increased $110 million to $125 million compared to the same period in 2006. This increase was largely driven by higher losses inherent in the home equity portfolio, reflective of growth and seasoning of the portfolio.

Noninterest expense increased $95 million, or 23 percent, compared to the same period in 2006, mainly driven by costs associated with increased volume and the ongoing impact of the adoption of SFAS 159 on Consumer Real Estate loans held-for-sale which resulted in direct origination costs related to loans for which the fair value option was elected being recorded in earnings as incurred.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income for Consumer Real Estate increased $12 million, or three percent, compared to the same period in 2006. The increase in net income was driven by an increase of $96 million, or 10 percent, in net interest income and an increase of $184 million, or 44 percent, in mortgage banking income, partially offset by a $126 million increase in provision for credit losses and a $134 million increase in noninterest expense. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

The Consumer Real Estate servicing portfolio includes loans serviced for others and originated and retained residential mortgages. The servicing portfolio at June 30, 2007 was $460.1 billion, $40.6 billion higher than at December 31, 2006, largely driven by production. Included in this amount was $232.0 billion of residential first mortgage loans serviced for others.

At June 30, 2007, the residential first mortgage MSR balance was $3.3 billion, an increase of $400 million, or 14 percent, from December 31, 2006. This value represented 141 bps of the related unpaid principal balance, a 16 bps increase from December 31, 2006. The increase of 16 bps was primarily due to an increase in interest rates during the second quarter of 2007.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s net interest income from ALM activities and the results of other consumer-related businesses (e.g., insurance).

Net income remained relatively flat at $28 million for the three months ended June 30, 2007 and decreased $23 million for the six months ended June 30, 2007 compared to the same periods in 2006 as an increase in noninterest expense was mostly offset by a higher contribution from ALM activities.

Global Corporate and Investment Banking

	Three Months Ended June 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/Other
Net interest income (2)	$2,618	$1,106	$657	$927	$(72)
Noninterest income:
Service charges	683	122	36	525	-
Investment and brokerage services	221	1	210	10	-
Investment banking income	821	-	820	-	1
Trading account profits	877	5	850	16	6
Gains (losses) on sales of debt securities	-	-	-	-	-
All other income	594	268	90	211	25
Total noninterest income	3,196	396	2,006	762	32
Total revenue, net of interest expense	5,814	1,502	2,663	1,689	(40)
Provision for credit losses	41	34	(2)	9	-
Noninterest expense	3,135	533	1,654	859	89
Income before income taxes	2,638	935	1,011	821	(129)
Income tax expense (benefit) (2)	968	346	372	303	(53)
Net income	$1,670	$589	$639	$518	$(76)

Net interest yield (2)	1.56%	1.91%	n/m	2.63%	n/m
Return on average equity (3)	16.15	16.21	21.09%	28.44	n/m
Efficiency ratio (2)	53.91	35.56	62.06	50.87	n/m
Period end – total assets (4)	$728,498	$250,751	$435,121	$163,076	n/m

	Three Months Ended June 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/Other
Net interest income (2)	$2,441	$1,158	$380	$960	$(57)
Noninterest income:
Service charges	663	123	28	511	1
Investment and brokerage services	246	5	234	8	(1)
Investment banking income	644	-	644	-	-
Trading account profits	855	19	802	13	21
Gains (losses) on sales of debt securities	(4)	(4)	(1)	-	1
All other income	470	202	75	181	12
Total noninterest income	2,874	345	1,782	713	34
Total revenue, net of interest expense	5,315	1,503	2,162	1,673	(23)
Provision for credit losses	22	20	8	(5)	(1)
Noninterest expense	2,764	522	1,388	827	27
Income before income taxes	2,529	961	766	851	(49)
Income tax expense (benefit) (2)	934	368	283	315	(32)
Net income	$1,595	$593	$483	$536	$(17)

Net interest yield (2)	1.65%	2.04%	n/m	2.77%	n/m
Return on average equity (3)	15.09	14.23	17.26%	31.19	n/m
Efficiency ratio (2)	52.01	34.71	64.21	49.44	n/m
Period end – total assets (4)	$646,861	$237,649	$359,013	$157,738	n/m

(1)	Includes $22 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income.

(2)	FTE basis

(3)	Average allocated equity for GCIB was $41.5 billion and $42.4 billion for the three months ended June 30, 2007 and 2006.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Corporate and Investment Banking

	Six Months Ended June 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$5,030	$2,181	$1,141	$1,860	$(152)
Noninterest income:
Service charges	1,336	247	63	1,026	-
Investment and brokerage services	453	1	431	21	-
Investment banking income	1,524	-	1,523	-	1
Trading account profits	1,715	2	1,672	28	13
Gains on sales of debt securities	2	-	2	-	-
All other income	1,077	419	191	377	90
Total noninterest income	6,107	669	3,882	1,452	104
Total revenue, net of interest expense	11,137	2,850	5,023	3,312	(48)
Provision for credit losses	156	139	9	10	(2)
Noninterest expense	6,035	1,049	3,162	1,704	120
Income before income taxes	4,946	1,662	1,852	1,598	(166)
Income tax expense (benefit) (2)	1,829	615	685	591	(62)
Net income	$3,117	$1,047	$1,167	$1,007	$(104)

Net interest yield (2)	1.53%	1.89%	n/m	2.67%	n/m
Return on average equity (3)	15.27	14.61	19.81%	27.73	n/m
Efficiency ratio (2)	54.18	36.85	62.94	51.45	n/m
Period end – total assets (4)	$728,498	$250,751	$435,121	$163,076	n/m

	Six Months Ended June 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (2)	$4,930	$2,320	$792	$1,907	$(89)
Noninterest income:
Service charges	1,313	249	61	1,004	(1)
Investment and brokerage services	492	9	467	15	1
Investment banking income	1,166	-	1,166	-	-
Trading account profits	1,831	34	1,748	25	24
Gains on sales of debt securities	10	5	4	-	1
All other income	857	245	233	348	31
Total noninterest income	5,669	542	3,679	1,392	56
Total revenue, net of interest expense	10,599	2,862	4,471	3,299	(33)
Provision for credit losses	47	35	11	1	-
Noninterest expense	5,596	1,028	2,861	1,644	63
Income before income taxes	4,956	1,799	1,599	1,654	(96)
Income tax expense (benefit) (2)	1,836	678	592	612	(46)
Net income	$3,120	$1,121	$1,007	$1,042	$(50)

Net interest yield (2)	1.71%	2.07%	n/m	2.75%	n/m
Return on average equity (3)	14.91	13.60	18.22%	28.24	n/m
Efficiency ratio (2)	52.80	35.92	63.99	49.83	n/m
Period end – total assets (4)	$646,861	$237,649	$359,013	$157,738	n/m

(1)	Includes $22 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income.

(2)	FTE basis

(3)	Average allocated equity for GCIB was $41.2 billion and $42.2 billion for the six months ended June 30, 2007 and 2006.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Total loans and leases	$257,537	$234,643	$253,895	$231,073	$250,913	$228,080
Total trading-related assets	342,629	292,891	377,171	330,816	368,896	323,316
Total market-based earning assets (1)	386,187	322,574	425,647	357,617	416,928	347,170
Total earning assets (2)	637,880	566,750	673,184	595,013	661,832	582,075
Total assets (2)	728,498	646,861	762,794	681,000	747,997	664,968
Total deposits	221,771	191,661	220,063	193,620	214,307	190,142

(1)	Total market-based earning assets represents earning assets included in Capital Markets and Advisory Services’ but excludes loans for which the fair value option has been elected.

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products and advisory solutions. GCIB’s products and services are delivered from three primary businesses: Business Lending, Capital Markets and Advisory Services and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities. Our clients are supported through offices in 23 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 101.

Effective January 1, 2007, the Corporation adopted SFAS 159 and elected to account for loans and loan commitments to certain large corporate clients at fair value. For more information on the adoption of SFAS 159, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements and see page 92 for a discussion of loans and loan commitments measured at fair value in accordance with SFAS 159. Effective April 1, 2007, the results of loans and loan commitments to certain large corporate clients for which the Corporation elected the fair value option (including the associated risk mitigation tools) were transferred to Capital Markets and Advisory Services to reflect management’s view of the underlying economics and the manner in which they are managed. These results were previously recorded in Business Lending and the impact of SFAS 159 was not material to the results of Business Lending or Capital Markets and Advisory Services for the three months ended March 31, 2007 and June 30, 2007.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income increased $75 million, or five percent, compared to the same period in 2006. Increases in net interest income, investment banking income, and all other income were partially offset by increases in noninterest expense and provision for credit losses.

Net interest income increased $177 million, or seven percent, attributable to an increase of $255 million in market-based net interest income and growth in average loans and leases, partially offset by declines in margin on core lending and deposit related activities. GCIB experienced overall growth in average loans and leases of $22.8 billion, or 10 percent, and an increase in average deposits of $26.4 billion, or 14 percent, compared to the same period in 2006.

Noninterest income increased $322 million, or 11 percent, compared to the same period in 2006, driven largely by the increases in investment banking income and all other income. The increase in investment banking income was due to increased market activity and deal flow which continued to produce higher debt underwriting and advisory fees. The increase in all other income was due to gains recognized on certain lease transactions, lower losses in credit mitigation and higher card income.

Provision for credit losses increased $19 million to $41 million compared to the same period in 2006. The increase was primarily driven by a lower level of commercial recoveries.

Noninterest expense increased $371 million, or 13 percent, compared to the same period in 2006, mainly due to higher personnel expense, including performance-based incentive compensation, increased other general operating costs driven by transaction volume and an increase in litigation reserves.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income remained unchanged at $3.1 billion. The increase in total revenue of $538 million was largely due to increases in investment banking income of $358 million, all other income of $220 million and net interest income of $100 million which was offset by the increases in noninterest expense of $439 million and provision for credit losses of $109 million. These period over period changes were primarily driven by the same factors above. Additionally, trading account profits decreased $116 million compared to record results for the same period in the prior year. Also, a portion of the increase in provision for credit losses was attributable to the absence of 2006 releases of reserves related to favorable commercial credit market conditions.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income was flat compared to the same period in 2006 as an increase in all other income was more than offset by a decrease in net interest income combined with an increase in provision for credit losses. Net interest income decreased $52 million, or five percent, as loan growth of seven percent was more than offset by the adverse impact of lower spreads. The increase in average loans and leases was attributable to growth in the commercial and indirect consumer loan portfolio including bulk retail automotive loan purchases of $7.5 billion. The increase in all other income was due to gains recognized on certain lease transactions and lower losses in credit mitigation. Provision for credit losses increased $14 million to $34 million compared to the same period in 2006, mainly due to a lower level of commercial recoveries.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $74 million, or seven percent, compared to the same period in 2006. The increase in all other income of $174 million was more than offset by a decrease in net interest income of $139 million combined with an increase in provision for credit losses of $104 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above. In addition, a portion of the increase in provision for credit losses was attributable to the absence of 2006 releases of reserves related to favorable commercial credit market conditions.

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

Capital Markets and Advisory Services market-based revenue includes net interest income, noninterest income, including equity income, and gains (losses) on sales of debt securities but excludes net interest income on loans for which the fair value option has been elected. We evaluate our trading results and strategies based on market-based revenue. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. The following table presents further detail regarding market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives, foreign exchange contracts and public finance), credit products (primarily investment and noninvestment grade corporate debt obligations and credit derivatives), structured products (primarily commercial mortgage-backed securities, residential mortgage-backed securities, and collateralized debt obligations), and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Investment banking income
Advisory fees	$110	$53	$240	$129
Debt underwriting	610	478	1,113	858
Equity underwriting	100	113	170	179
Total investment banking income	820	644	1,523	1,166

Sales and trading
Fixed income:
Liquid products	539	640	946	1,269
Credit products	326	140	803	438
Structured products	521	382	873	730
Total fixed income	1,386	1,162	2,622	2,437
Equity income	435	356	856	868
Total sales and trading	1,821	1,518	3,478	3,305
Total Capital Markets and Advisory Services market-based revenue (1)	$2,641	$2,162	$5,001	$4,471

(1)	Market-based revenue for the three and six months ended June 30, 2007 excludes $22 million of net interest income on loans for which the fair value option has been elected.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income increased $156 million, or 32 percent, compared to the same period in 2006. Market-based revenue increased $479 million, or 22 percent, driven by increased sales and trading of $303 million and increased investment banking income of $176 million. The increase in sales and trading revenue was attributable to strong performances in credit and structured products partially offset by a decrease in liquid products. The increase in investment banking income was due to increased market activity and deal flow which continued to produce higher debt underwriting and advisory fees. Noninterest expense increased $266 million, or 19 percent, due to higher personnel expense, including performance-based incentive compensation, increased other general operating costs driven by transaction volume and an increase in litigation reserves.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income increased $160 million, or 16 percent compared to the same period in 2006. This was driven mainly by higher investment banking income of $357 million and an increase in sales and trading of $173 million, which were partially offset by an increase in performance-based compensation expense. In addition to the period over period changes discussed above, Capital Markets and Advisory Services experienced record sales and trading results in the first quarter of 2006.

Treasury Services

Treasury Services provides integrated working capital management and treasury solutions to clients worldwide through our network of proprietary offices and special clearing arrangements. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our products and services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Net interest income is derived from interest and noninterest-bearing deposits, sweep investments, and other liability management products. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Noninterest income is generated from payment and receipt products, merchant services, wholesale card products, and trade services and is comprised largely of service charges which are net of market-based earnings credit rates applied against noninterest-bearing deposits.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income remained flat at $518 million, compared to the same period in 2006, primarily due to a decrease in net interest income and increased noninterest expense offset by an increase in all other income. Net interest income decreased $33 million, or three percent, as an increase in average deposits of $5.9 billion, or four percent, was more than offset by the impact on net interest income due to the shift from noninterest-bearing to interest-bearing deposits. All other income increased $30 million, or 17 percent, due predominantly to higher card income. Noninterest expense increased $32 million, or four percent, due to higher personnel expense and other general operating costs related to increased investment in the platform.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $35 million, or three percent, compared to the same period in 2006, predominantly due to an increase in noninterest expense of $60 million and a decrease of $47 million in net interest income, partially offset by an increase in all other income of $29 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as our commercial insurance business and commercial operations in Mexico.

Net income decreased $59 million and $54 million for the three and six months ended June 30, 2007 compared to the same periods in 2006, mainly due to a lower contribution from the Corporation’s ALM activities.

Global Wealth and Investment Management

	Three Months Ended June 30, 2007
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$958	$225	$2	$672	$59
Noninterest income:
Investment and brokerage services	972	248	444	233	47
All other income	78	13	25	36	4
Total noninterest income	1,050	261	469	269	51
Total revenue, net of interest expense	2,008	486	471	941	110

Provision for credit losses	(14)	(12)	–	(1)	(1)
Noninterest expense	1,044	300	281	416	47
Income before income taxes	978	198	190	526	64
Income tax expense (1)	359	73	70	195	21
Net income	$619	$125	$120	$331	$43

Net interest yield (1)	3.17%	2.69%	n/m	2.81%	n/m
Return on average equity (2)	25.06	35.90	29.58%	83.98	n/m
Efficiency ratio (1)	51.97	61.67	59.71	44.29	n/m
Period end – total assets (3)	$129,544	$35,096	$2,608	$98,400	n/m

	Three Months Ended June 30, 2006
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$922	$230	$(11)	$644	$59
Noninterest income:
Investment and brokerage services	852	236	377	188	51
All other income	79	22	12	36	9
Total noninterest income	931	258	389	224	60
Total revenue, net of interest expense	1,853	488	378	868	119

Provision for credit losses	(40)	(44)	–	4	–
Noninterest expense	971	288	249	371	63
Income before income taxes	922	244	129	493	56
Income tax expense (1)	340	91	48	182	19
Net income	$582	$153	$81	$311	$37

Net interest yield (1)	3.57%	3.06%	n/m	3.04%	n/m
Return on average equity (2)	24.59	44.89	20.46%	76.97	n/m
Efficiency ratio (1)	52.40	59.02	65.85	42.72	n/m
Period end – total assets (3)	$109,759	$31,494	$2,885	$86,087	n/m

(1)	FTE basis

(2)	Average allocated equity for GWIM was $9.9 billion and $9.5 billion for the three months ended June 30, 2007 and 2006.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

Global Wealth and Investment Management

	Six Months Ended June 30, 2007
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$1,884	$448	$3	$1,330	$103
Noninterest income:
Investment and brokerage services	1,882	471	867	447	97
All other income	130	24	26	71	9
Total noninterest income	2,012	495	893	518	106
Total revenue, net of interest expense	3,896	943	896	1,848	209

Provision for credit losses	9	9	-	-	-
Noninterest expense	2,061	609	554	826	72
Income before income taxes	1,826	325	342	1,022	137
Income tax expense (1)	675	120	126	378	51
Net income	$1,151	$205	$216	$644	$86

Net interest yield (1)	3.18%	2.72%	n/m	2.83%	n/m
Return on average equity (2)	23.33	29.15	26.28%	81.15	n/m
Efficiency ratio (1)	52.89	64.66	61.83	44.69	n/m
Period end – total assets (3)	$129,544	$35,096	$2,608	$98,400	n/m

	Six Months Ended June 30, 2006
(Dollars in millions)	Total	Private Bank	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$1,861	$455	$(21)	$1,271	$156
Noninterest income:
Investment and brokerage services	1,666	457	741	367	101
All other income	155	58	22	60	15
Total noninterest income	1,821	515	763	427	116
Total revenue, net of interest expense	3,682	970	742	1,698	272

Provision for credit losses	(40)	(48)	-	8	-
Noninterest expense	1,938	584	486	765	103
Income before income taxes	1,784	434	256	925	169
Income tax expense (1)	661	161	94	342	64
Net income	$1,123	$273	$162	$583	$105

Net interest yield (1)	3.62%	3.05%	n/m	3.02%	n/m
Return on average equity (2)	22.52	41.14	20.38%	73.16	n/m
Efficiency ratio (1)	52.65	60.21	65.46	45.08	n/m
Period end – total assets (3)	$109,759	$31,494	$2,885	$86,087	n/m

(1)	FTE basis

(2)	Average allocated equity for GWIM was $9.9 billion and $10.1 billion for the six months ended June 30, 2007 and 2006.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006

Total loans and leases	$69,217	$60,996	$67,964	$59,803	$66,908	$58,979

Total earning assets (1)	121,833	102,035	121,095	103,441	119,384	103,552

Total assets (1)	129,544	109,759	128,563	110,989	126,908	111,105

Total deposits	118,973	100,360	118,255	101,251	116,615	101,140

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income increased $37 million, or six percent, resulting from record results in investment and brokerage services of $972 million, increasing $120 million, or 14 percent, compared to the same period in 2006. This increase was due to higher AUM driven almost equally by net investment inflows and market appreciation, and strong brokerage income growth. Partially offsetting this increase was an increase in noninterest expense.

Net interest income increased $36 million, or four percent, driven by higher average deposit and loan balances partially offset by loan spread compression and deposit spread compression due in part to a shift in the product mix. GWIM deposit growth also benefited from the migration of deposits from GCSBB. A more detailed discussion regarding migrated deposit balances is provided in the PB&I discussion.

Provision for credit losses increased $26 million to negative $14 million compared to the same period in 2006 mainly due to the absence of a 2006 credit loss recovery.

Noninterest expense increased $73 million, or eight percent, due to increases in personnel expense driven by PB&I and The Private Bank’s expansion of client facing associates and higher revenue-generated operating costs.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income increased $28 million, or two percent, compared to the same period in the prior year, primarily driven by increases of $216 million in investment and brokerage services, and $23 million in net interest income, largely offset by increases of $123 million in noninterest expense and $49 million in provision for credit losses. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

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

Client Assets
	June 30
(Dollars in millions)	2007	2006

Assets under management	$566,267	$500,144

Client brokerage assets (1)	213,711	186,798

Assets in custody	109,360	102,236

Less: Client brokerage assets and assets in custody included in assets under management	(80,784)	(58,686)

Total net client assets	$808,554	$730,492

(1) Client brokerage assets include non-discretionary brokerage and fee-based assets.

AUM increased $66.1 billion, or 13 percent, as of June 30, 2007 compared to the same period in 2006. The increase was driven by $34.3 billion in net inflows as well as $31.8 billion in market appreciation. Client brokerage assets increased by $26.9 billion, or 14 percent, driven largely by increased brokerage activity. Assets in custody increased $7.1 billion, or seven percent, as of June 30, 2007 compared to the same period in 2006.

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

In July 2007, the Corporation completed the acquisition of U.S. Trust for $3.3 billion in cash. U.S. Trust is one of the largest and most respected U.S. firms which focuses exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition significantly increases the size and capabilities of the Corporation’s wealth business and positions it as one of the largest financial services companies managing private wealth in the U.S.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income decreased $28 million, or 18 percent, compared to the same period in 2006, primarily due to lower net recoveries in the provision for credit losses and an increase in noninterest expense, partially offset by growth in noninterest income. Net interest income remained relatively unchanged at $225 million as growth in average loans and leases of $3.5 billion and an increase in average deposits of $6.1 billion were offset by spread compression in the loan portfolio and the shift in the product mix of the deposit portfolio. The growth in noninterest income was driven by a $12 million increase in investment and brokerage services mainly due to an increase in asset management fees. Provision for credit losses increased $32 million to negative $12 million compared to the same period in 2006 mainly due to the absence of a 2006 credit loss recovery. Noninterest expense increased $12 million, or four percent, driven by the investment in client facing associates.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income decreased $68 million, or 25 percent, compared to the same period in the prior year, predominantly due to an increase of $57 million in provision for credit losses, a decrease of $20 million in noninterest income and an increase of $25 million in noninterest expense. These period over period changes in provision for credit losses and noninterest expense were primarily driven by the same factors as described in the three month discussion above. The decrease in noninterest income was due to the absence of gains recognized in the same period in 2006 partially offset by higher investment and brokerage services.

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

In June 2007, the Corporation announced the sale of Marsico, a 100 percent owned investment manager, to Thomas F. Marsico, founder and chief executive officer of Marsico. The Corporation expects to realize a gain on this transaction of approximately $1.4 billion (pre-tax). Closing is expected to occur in the fourth quarter of 2007 and is subject to client consents and mutual fund shareholder approval.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income increased $39 million, or 48 percent, largely as a result of an increase in investment and brokerage services of $67 million, or 18 percent, compared to the same period in 2006. This increase was due to higher AUM driven by both net investment inflows as well as market appreciation. Partially offsetting this increase was higher noninterest expense of $32 million, or 13 percent, primarily due to an increase in revenue-generated operating costs.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income increased $54 million, or 33 percent, primarily as a result of an increase in investment and brokerage services of $126 million, partially offset by an increase of $68 million in noninterest expense. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

Premier Banking and Investments

PB&I includes Banc of America Investments, our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 5,500 client facing associates to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $500,000 or at least $100,000 of investable assets.

PB&I includes the impact of migrating qualifying affluent customers, including their related deposit balances, from GCSBB to our PB&I model. After migration, the associated net interest income, service charges and noninterest expense is recorded in PB&I. The growth reported in the financial results of PB&I includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For the three months ended June 30, 2007 and 2006, a total of $2.9 billion and $2.1 billion of deposits were migrated from GCSBB to PB&I and a total of $6.4 billion and $5.3 billion were migrated for the six months ended June 30, 2007 and 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income increased $20 million, or six percent, compared to the same period in 2006 due to revenue increases. Noninterest income increased $45 million, or 20 percent, driven by higher investment and brokerage services. Net interest income increased $28 million, or four percent, primarily driven by higher average loan and deposit balances partially offset by spread compression in the loan portfolio and a shift of the product mix in the deposit portfolio. Noninterest expense increased $45 million, or 12 percent, primarily due to increases in personnel expense driven by the expansion of client managers and financial advisors and higher revenue-generated operating costs.

The reported growth in PB&I revenues was eight percent, of which approximately seven percent was attributable to the impact of migration and one percent reflected incremental growth. For the same period, PB&I net income grew six percent, of which approximately eight percent was attributable to the impact of migration, and negative two percent to organic growth that comprised deposit balance growth of one percent offset by spread compression.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income increased $61 million compared to the same period in 2006 due to increases in noninterest income of $91 million and net interest income of $59 million partially offset by an increase in noninterest expense of $61 million. These period over period changes were primarily driven by the same factors as described in the three month discussion above.

The reported growth in PB&I revenues was nine percent, of which approximately six percent was attributable to the impact of migration and three percent reflected incremental growth. For the same period, PB&I net income grew 10 percent, of which approximately eight percent was attributable to the impact of migration and two percent reflected incremental organic growth.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income increased $6 million, or 16 percent, and decreased $19 million, or 18 percent for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in net income for the three months ended June 30, 2007 was mainly driven by lower noninterest expense of $16 million. The decrease in net income for the six months ended June 30, 2007 was primarily driven by lower net interest income of $53 million due to a reduction in the contribution from ALM activities.

All Other

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,945)	$1,981	$36	$(1,404)	$1,846	$442
Noninterest income:
Card income	676	(793)	(117)	961	(1,136)	(175)
Equity investment income	1,719	-	1,719	577	-	577
Gains (losses) on sales of debt securities	2	-	2	(5)	-	(5)
All other income	(255)	74	(181)	(159)	67	(92)
Total noninterest income	2,142	(719)	1,423	1,374	(1,069)	305
Total revenue, net of interest expense	197	1,262	1,459	(30)	777	747
Provision for credit losses	(1,311)	1,262	(49)	(784)	777	(7)
Merger and restructuring charges (4)	75	-	75	194	-	194
All other noninterest expense	(130)	-	(130)	280	-	280
Income before income taxes	1,563	-	1,563	280	-	280
Income tax expense (3)	550	-	550	186	-	186
Net income	$1,013	$-	$1,013	$94	$-	$94

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(3,715)	$3,871	$156	$(2,884)	$3,792	$908
Noninterest income:
Card income	1,397	(1,632)	(235)	2,129	(2,538)	(409)
Equity investment income	2,615	-	2,615	1,148	-	1,148
Gains (losses) on sales of debt securities	63	-	63	(4)	-	(4)
All other income	(313)	151	(162)	(418)	177	(241)
Total noninterest income	3,762	(1,481)	2,281	2,855	(2,361)	494
Total revenue, net of interest expense	47	2,390	2,437	(29)	1,431	1,402
Provision for credit losses	(2,625)	2,390	(235)	(1,440)	1,431	(9)
Merger and restructuring charges (4)	186	-	186	292	-	292
All other noninterest expense	208	-	208	696	-	696
Income before income taxes	2,278	-	2,278	423	-	423
Income tax expense (3)	684	-	684	134	-	134
Net income	$1,594	$-	$1,594	$289	$-	$289

(1)	Provision for credit losses represents the provision for credit losses in All Other combined with the GCSBB securitization offset.
(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis
(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis). See the GCSBB section beginning on page 57 for information on the GCSBB managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the offsetting securitization impact. For additional information, see Note 16 – Business Segment Information to the Consolidated Financial Statements.

In addition to the offsetting securitization impact discussed above, All Other includes our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, Corporate Investments and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. In addition, we selectively provide equity bridge financing to facilitate our clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a binding equity bridge commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made.

Corporate Investments primarily includes investments in publicly-traded equity securities and funds and are accounted for as AFS marketable equity securities. Strategic Investments includes the Corporation’s strategic investments such as China Construction Bank (CCB), Grupo Financiero Santander Serfin (Santander), Banco Itaú and other investments. The restricted shares of CCB and Banco Itaú are currently carried at cost but, as required by GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI starting one year prior to the lapse of their restrictions. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

The following table presents the components of All Other’s equity investment income and a reconciliation to the total consolidated equity investment income for the three and six months ended June 30, 2007 and 2006.

Components of Equity Investment Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Principal Investing	$1,250	$417	$1,825	$743
Corporate and Strategic Investments	469	160	790	405
Total equity investment income included in All Other	1,719	577	2,615	1,148
Total equity investment income included in the business segments	110	122	228	269
Total consolidated equity investment income	$1,829	$699	$2,843	$1,417

The Other component of All Other includes the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. The objective of the funds transfer pricing allocation methodology is to minimize the impact to the businesses from changes in interest rate and foreign exchange fluctuations. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income increased $919 million to $1.0 billion driven largely by increases in equity investment income and decreases in all other noninterest expense and provision for credit losses. These changes were partially offset by a decrease in net interest income.

Net interest income decreased $406 million resulting largely from the absence of net interest income due to the sale of the Latin American operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results. Net interest income was also adversely impacted by the adoption of FSP 13-2 which decreased net interest income by approximately $58 million.

Equity investment income increased $1.1 billion driven by the $600 million increase in value related to the July sale of private equity funds including the associated unfund equity investment commitments to Conversus Capital as well as higher dividends from strategic investments and favorable market conditions driving liquidity in the Principal Investing portfolio. Conversus Capital is a new permanent capital vehicle that allowed us to monetize certain previously illiquid investments. The investments sold were historically accounted for at fair value with changes in fair value recorded in earnings in accordance with GAAP. In the second quarter of 2007, the capital vehicle created liquidity that did not previously exist and we subsequently measured the fair value at the estimated sales price.

Provision for credit losses decreased $42 million to negative $49 million compared to negative $7 million in the same period a year ago mainly due to improved performance of the remaining portfolios from consumer finance businesses that we have exited.

Merger and restructuring charges decreased $119 million to $75 million compared to $194 million for the same period a year ago due largely to declining system integration work and related charges associated with the MBNA acquisition. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

All other noninterest expense decreased $410 million resulting largely from the absence of operating costs after the sale of the Latin America operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results in addition to decreases in unallocated residual general operating expenses.

Income tax expense was $550 million compared to $186 million for the same period in 2006. The increase in expense from 2006 resulted from higher pre-tax income during the second quarter of 2007, partially offset by a $175 million cumulative tax charge resulting from a change in tax legislation relating to the extraterritorial income and foreign sales corporation regimes that was recorded in the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net income increased $1.3 billion to $1.6 billion primarily due to an increase of $1.5 billion in equity investment income, decreases in all other noninterest expense of $488 million, provision for credit losses of $226 million and merger and restructuring charges of $106 million, which was partially offset by a decrease in net interest income of $752 million. Provision for credit losses decreased to negative $235 million compared to negative $9 million in the same period a year ago mainly due to reserve reductions due to the sale of our Argentina portfolio and improved performance of the remaining portfolios from consumer finance businesses that we have exited. The increases in equity investment income, decreases in all other noninterest expense and net interest income, and increase in income tax expense were due to the same factors as described in the three month discussion above. In addition, the increase in all other income was impacted by 2006 containing a $175 million mark-to-market loss for certain economic hedges that did not qualify for SFAS 133 hedge accounting.

Off-Balance Sheet Financing Entities

Off-Balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell or otherwise transfer assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the underlying assets. The purpose and use of these entities are more fully discussed on page 31 of Management’s Discussion and Analysis of

Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

We receive fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At June 30, 2007 and December 31, 2006, we had off-balance sheet liquidity commitments and SBLCs to these entities of $52.3 billion and $36.7 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 10. Net revenues earned from fees associated with these off-balance sheet financing entities were $66 million and $41 million for the six months ended June 30, 2007 and 2006.

Qualified Special Purpose Entities

To improve our capital position and diversify funding sources, we also sell assets, primarily loans, to other off-balance sheet entities that obtain financing primarily by issuing term notes and, in some cases, commercial paper, that are collateralized by the underlying assets to third party market participants. These entities are QSPEs that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The purpose and use of these entities are more fully discussed beginning on page 32 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

We may provide liquidity or loss protection commitments to certain QSPEs that issue commercial paper or notes with similar repricing characteristics, or we may enter into derivatives with these entities in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At June 30, 2007 and December 31, 2006, we had off-balance sheet liquidity commitments and other financial guarantees to these entities of $6.1 billion and $7.6 billion, for which we received fees of $5 million for both the six months ended June 30, 2007 and 2006. Substantially all of these commitments mature within one year and are included in Table 10. Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements and Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. For lending commitments for which the Corporation has elected to account for under SFAS 159, the fair value of the commitment is recorded in accrued expenses and other liabilities. These commitments, as well as guarantees, are more fully discussed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements. For more information on the adoption of SFAS 159, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At June 30, 2007, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $9.5 billion (related outstandings of $287 million) were not included in credit card line commitments in the table below.

Table 10
Credit Extension Commitments

	June 30, 2007
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments	$171,278	$199,864	$371,142
Home equity lines of credit	1,635	105,407	107,042
Standby letters of credit and financial guarantees	26,998	26,184	53,182
Commercial letters of credit	5,143	320	5,463
Legally binding commitments (1)	205,054	331,775	536,829
Credit card lines	865,493	15,046	880,539
Total credit extension commitments	$1,070,547	$346,821	$1,417,368

(1)

At June 30, 2007, total legally binding commitments included commitments measured at fair value in accordance with SFAS 159 with an aggregate committed exposure of $21.7 billion. These commitments are reflected at notional value and do not include the fair value of the commitments of $391 million recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a business unit, we effectively manage that unit’s ability to take on risk. Review and approval of business plans incorporates approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market, operational and event. For a more detailed discussion of our risk management activities, see pages 34 through 69 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Strategic Risk Management

We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the business units continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section on page 114 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included beginning on page 36 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

One ratio that can be used to monitor the stability of funding composition is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic deposits. The ratio was 128 percent at June 30, 2007 compared to 118 percent at December 31, 2006. The increase was attributable to organic growth in the loan and lease portfolio, and a decision to retain a larger share of mortgage production on the Corporation’s balance sheet instead of AFS debt securities.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. At June 30, 2007, the pre-funding for the upcoming U.S. Trust and LaSalle acquisitions increased “Time to Required Funding” to 26 months compared to 24 months at December 31, 2006.

We originate loans and securities for retention on our balance sheet and for distribution. As part of our “originate to distribute” strategy, commercial loan originations and underwritten securities are distributed through syndication and placement, and residential mortgages originated by Consumer Real Estate are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of market conditions. Market disruptions or unexpected events in the marketplace may impact liquidity (i.e., delay or impact our ability to distribute) and may heighten exposure in the portfolios resulting in higher potential for loss unless an orderly disposition of the exposure can be made.

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 11 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., and FIA Card Services, N.A., at June 30, 2007 and December 31, 2006.

Table 11 Regulatory Capital
	June 30, 2007			December 31, 2006
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.52%	$94,979	$44,606	8.64%	$91,064	$42,181
Bank of America, N.A.	8.47	77,744	36,696	8.89	76,174	34,264
FIA Card Services, N.A.	15.22	20,972	5,510	14.08	19,562	5,558
Total
Bank of America Corporation	12.11	135,059	89,212	11.88	125,226	84,363
Bank of America, N.A.	10.94	100,353	73,391	11.19	95,867	68,529
FIA Card Services, N.A.	18.03	24,834	11,020	17.02	23,648	11,117
Tier 1 Leverage
Bank of America Corporation	6.33	94,979	44,979	6.36	91,064	42,935
Bank of America, N.A.	6.36	77,744	36,648	6.63	76,174	34,487
FIA Card Services, N.A.	17.38	20,972	3,619	16.88	19,562	3,478

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Table 12 reconciles the Corporation’s total shareholders’ equity to tier 1 and total capital, as defined by the regulations issued by the FRB, at June 30, 2007 and December 31, 2006.

Table 12 Reconciliation of Tier 1 and Total Capital
(Dollars in millions)	June 30 2007	December 31 2006
Tier 1 Capital
Total shareholders’ equity	$135,751	$135,272
Goodwill	(65,845)	(65,662)
Nonqualifying intangible assets (1)	(3,417)	(3,782)
Effect of net unrealized losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net of tax	8,841	6,565
Unamortized net periodic benefit costs recorded in accumulated OCI, net of tax	1,370	1,428
Trust securities (2)	16,884	15,942
Other	1,395	1,301
Total Tier 1 Capital	94,979	91,064
Long-term debt qualifying as Tier 2 Capital	30,400	24,546
Allowance for loan and lease losses	9,060	9,016
Reserve for unfunded lending commitments	376	397
Other	244	203
Total Capital	$135,059	$125,226

(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships and other intangibles.

(2)	Trust securities are net of unamortized discounts.

In July 2007, the Corporation completed the acquisition of U.S. Trust for $3.3 billion in cash. The Corporation anticipates that its Tier 1 and Total Capital Ratios will be reduced by approximately 30 bps and its Tier 1 Leverage Ratio will be reduced by approximately 25 bps in the third quarter of 2007 as a result of this acquisition.

In April 2007, the Corporation announced an agreement to purchase LaSalle for $21 billion in cash. The transaction is expected to close in the fourth quarter of 2007. The Corporation anticipates that its Tier 1 Capital Ratio will be approximately 7.50 percent after the acquisition of LaSalle based on the Corporation’s funding assumptions, earnings, balance sheet composition and the timing of additional capital issuances.

Dividends

In July 2007, the Board increased the regular quarterly cash dividend on common stock 14 percent from $0.56 to $0.64 per share. The dividend will be payable on September 28, 2007 to common shareholders of record on September 7, 2007.

In April 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on June 22, 2007 to common shareholders of record on June 1, 2007.

In January 2007, the Board declared a quarterly cash dividend of $0.56 per common share payable on March 23, 2007 to shareholders of record on March 2, 2007.

In July 2007, the Board also declared three dividends on preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable October 25, 2007 to shareholders of record on October 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable September 14, 2007 to shareholders of record on August 31, 2007. The third declared dividend was a regular quarterly cash dividend of $0.36481 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable August 15, 2007 to shareholders of record on July 31, 2007.

In April 2007, the Board also declared three dividends on preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable July 25, 2007 to shareholders of record on July 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable June 14, 2007 to shareholders of record on May 31, 2007. The third declared dividend was a regular quarterly cash dividend of $0.35291 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable May 15, 2007 to shareholders of record on April 30, 2007.

In January 2007, the Board declared three dividends on preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable April 25, 2007 to shareholders of record on April 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable March 14, 2007 to shareholders of record on February 28, 2007. The third declared dividend was a regular quarterly cash dividend of $0.40106 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable February 15, 2007 to shareholders of record on January 31, 2007.

Common Share Repurchases

We may continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 61.5 million shares of common stock for the six months ended June 30, 2007 which more than offset the 40.2 million shares issued under employee stock plans. During the second quarter the Corporation reduced the number of shares it repurchased under its share repurchase programs in anticipation of the LaSalle transaction. We expect to continue to repurchase a number of shares of common stock comparable to any shares issued under our employee stock plans.

In January 2007, the Board authorized a stock repurchase program of an additional 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion and is limited to a period of 12 to 18 months.

In April 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 12 to 18 months of which the lesser of approximately $1.7 billion, or 1.6 million shares, remains available for repurchase under the program at June 30, 2007.

For additional information on common share repurchases, see Note 11 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, derivatives, trading account assets, assets held-for-sale, and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. Derivative positions, trading account assets and assets held-for-sale are recorded at fair value or the lower of cost or fair value. Loans and unfunded commitments, for which the Corporation elected to account for at fair value in accordance with SFAS 159, are also recorded at fair value. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but accounted for as part of the fair value adjustment recorded in earnings in the period incurred. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Note 4 – Derivatives and Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as held loans. In addition to the discussion of credit quality statistics of both held and managed loans included in this section, refer to the Card Services discussion beginning on page 60.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

For a detailed discussion of our consumer portfolio credit risk management process, see page 41 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Management of Consumer Credit Risk Concentrations

Consumer credit risk exposure is managed geographically and through our various product offerings with a goal that concentrations of credit exposure do not result in undesirable levels of risk. Our consumer loan portfolio in the state of California represented 23 percent and 22 percent of total managed consumer loans at June 30, 2007 and December 31, 2006 primarily driven by the residential mortgage portfolio. No single Metropolitan Statistical Area (MSA) within California or any other state represented more than 10 percent of the total consumer portfolio. The residential mortgage loans to borrowers in the state of California represented 32 percent and 31 percent of total residential mortgage loans at June 30, 2007 and December 31, 2006. As discussed below, at June 30, 2007 the credit risk on 63 percent of these residential mortgage loans was mitigated through purchased credit protection designed to enhance our overall risk management strategy. No other state represented more than 10 percent of our total residential mortgage loan portfolio.

We purchase credit protection on certain portions of our portfolio that is designed to enhance our overall risk management strategy. At June 30, 2007 and December 31, 2006, we had mitigated a portion of our credit risk on approximately $141.4 billion and $131.0 billion of consumer loans, primarily residential mortgage loans, through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At June 30, 2007 and December 31, 2006, these transactions had the cumulative effect of reducing our risk-weighted assets by $38.3 billion and $36.4 billion, and resulted in increases of 29 bps and 30 bps in our Tier 1 Capital ratio at June 30, 2007 and December 31, 2006.

Consumer Credit Portfolio

Table 13 presents our held and managed consumer loans and leases, and related credit quality information at June 30, 2007 and December 31, 2006. Overall, consumer credit quality remained sound but losses continued to increase compared to the unusually low levels experienced in 2006 post bankruptcy reform.

Table 13
Consumer Loans and Leases

	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (3)
(Dollars in millions)	June 30 2007	December 31 2006	June 30 2007	December 31 2006	June 30 2007	December 31 2006

Held basis
Residential mortgage	$269,721	$241,181	$867	$660	$102	$118
Credit card – domestic	57,036	61,195	n/a	n/a	1,663	1,991
Credit card – foreign	12,205	10,999	n/a	n/a	187	184
Home equity (4)	96,467	87,893	496	291	-	-
Direct/Indirect consumer (4)	66,181	55,504	3	2	424	347
Other consumer (4, 5)	8,041	8,933	94	77	37	38
Total held	509,651	465,705	1,460	1,030	2,413	2,678
Securitization impact	109,599	110,151	-	2	2,568	2,407
Total managed	$619,250	$575,856	$1,460	$1,032	$4,981	$5,085

Managed basis
Residential mortgage	$273,897	$245,840	$867	$660	$102	$118
Credit card – domestic	140,029	142,599	n/a	n/a	3,686	3,828
Credit card – foreign	29,823	27,890	n/a	n/a	644	608
Home equity (4)	96,720	88,202	496	293	-	-
Direct/Indirect consumer (4)	70,740	62,392	3	2	512	493
Other consumer (4, 5)	8,041	8,933	94	77	37	38
Total managed	$619,250	$575,856	$1,460	$1,032	$4,981	$5,085

(1)	The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases.

(2)

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases were 0.29 percent and 0.22 percent on a held basis and 0.24 percent and 0.18 percent on a managed basis at June 30, 2007 and December 31, 2006.

(3)

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.47 percent and 0.58 percent on a held basis and 0.80 percent and 0.88 percent on a managed basis at June 30, 2007 and December 31, 2006.

(4)

Home equity loan balances of $13.0 billion and home equity nonperforming loan balances of $42 million previously included in direct/indirect consumer and other consumer at December 31, 2006 have been reclassified to home equity to conform to the current period presentation.

(5)	Outstandings include foreign consumer loans of $4.7 billion and $6.2 billion and consumer finance loans of $3.3 billion and $2.8 billion at June 30, 2007 and December 31, 2006.

n/a	= not applicable

Table 14 presents net charge-offs and managed net losses, and related ratios for our held and managed consumer loans and leases for the three and six months ended June 30, 2007 and 2006.

Table 14
Consumer Net Charge-offs/Managed Net Losses and Related Ratios

	Net Charge-offs/Losses				Net Charge-off / Loss Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Held basis
Residential mortgage	$11	$14	$17	$24	0.02%	0.03%	0.01%	0.03%
Credit card – domestic	807	723	1,613	1,357	5.76	4.46	5.71	4.11
Credit card – foreign	86	57	174	76	2.88	2.72	3.04	1.83
Home equity	28	12	45	21	0.12	0.06	0.10	0.06
Direct/Indirect consumer	241	103	476	182	1.50	0.86	1.54	0.77
Other consumer	100	75	192	117	4.96	2.80	4.58	2.25
Total held	1,273	984	2,517	1,777	1.03	0.97	1.05	0.90
Securitization impact	1,271	775	2,415	1,424	4.67	3.02	4.44	2.60
Total managed	$2,544	$1,759	$4,932	$3,201	1.69	1.39	1.67	1.29
Managed basis
Residential mortgage	$11	$14	$17	$24	0.02%	0.03%	0.01%	0.03%
Credit card – domestic	1,786	1,227	3,437	2,300	5.17	3.58	4.99	3.35
Credit card – foreign	313	247	615	420	4.31	4.13	4.34	3.62
Home equity	28	12	45	21	0.12	0.06	0.10	0.06
Direct/Indirect consumer	306	184	626	319	1.76	1.29	1.86	1.13
Other consumer	100	75	192	117	4.96	2.80	4.58	2.25
Total managed	$2,544	$1,759	$4,932	$3,201	1.69	1.39	1.67	1.29

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 53 percent of held consumer loans and leases and 44 percent of managed consumer loans and leases at June 30, 2007. Approximately 22 percent of the managed residential portfolio is in GCSBB and GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our customers. The remaining portion of the managed portfolio is in All Other, and is comprised of $131.6 billion, or 48 percent, of purchased and $82.1 billion, or 30 percent, of originated residential mortgage loans used in our overall ALM activities

On a held basis, outstanding loans and leases increased $28.5 billion at June 30, 2007 compared to December 31, 2006 driven by retained mortgage production and bulk purchases. Nonperforming balances increased $207 million due to portfolio seasoning reflective of growth in the business. Loans past due 90 days or more and still accruing interest of $102 million are related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Credit Card – Domestic and Foreign

The consumer credit card portfolio is managed in Card Services within GCSBB. Outstandings in the held domestic credit card loan portfolio decreased $4.2 billion at June 30, 2007 compared to December 31, 2006 due to seasonality combined with an increase in securitized levels. The $328 million decrease in held domestic loans past due 90 days or more and still accruing interest was driven by the addition of legacy Bank of America accounts to the domestic securitization master trust and increased securitizations from the trust. Net charge-offs for the held domestic portfolio increased $84 million to $807 million, or 5.76 percent of total average held credit card – domestic loans compared to 4.46 percent in the second quarter of 2006. For the six months ended June 30, 2007, net charge-offs increased $256 million to $1.6 billion, or 5.71 percent of total average loans compared to 4.11 percent (4.35 percent excluding the impact of SOP 03-3) for the same period a year ago. These increases were predominantly due to portfolio seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform. These increases were partially offset by the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust and increased securitizations from the trust.

Managed domestic credit card outstandings decreased $2.6 billion to $140.0 billion at June 30, 2007 compared to December 31, 2006 due to seasonality. Managed net losses increased $559 million to $1.8 billion, or 5.17 percent of total average managed domestic loans compared to 3.58 percent in the second quarter of 2006. For the six months ended June 30, 2007, managed net losses increased $1.1 billion to $3.4 billion, or 4.99 percent of total average managed loans compared to 3.35 percent for the same period a year ago. These increases were primarily due to portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Outstandings in the held foreign credit card loan portfolio increased $1.2 billion to $12.2 billion at June 30, 2007 compared to December 31, 2006 due to growth in the portfolio from continued increases in retail and cash volumes coupled with reduced payments. Net charge-offs for the held foreign portfolio increased $29 million to $86 million, or 2.88 percent of total average held credit card – foreign loans compared to 2.72 percent in the second quarter of 2006. For the six months ended June 30, 2007, net charge-offs increased $98 million to $174 million, or 3.04 percent of average loans compared to 1.83 percent (2.90 percent excluding the impact of SOP 03-3) for the same period a year ago. The increases in held net charge-offs were due to seasoning of the European portfolio. Additionally, the six-month comparison was impacted by higher personal insolvencies in the United Kingdom.

Managed foreign credit card outstandings increased $1.9 billion to $29.8 billion at June 30, 2007 compared to December 31, 2006 due to the same reasons as the increase in held outstandings stated above. Net losses for the managed foreign portfolio increased $66 million to $313 million, or 4.31 percent of total average managed credit card – foreign loans for the three months ended June 30, 2007 compared to 4.13 percent a year ago. For the six months ended June 30, 2007, net losses increased $195 million to $615 million, or 4.34 percent of average managed loans compared to 3.62 percent for the same period a year ago. The increases in managed net losses were due to the same reasons as the increases in held net charge-offs stated above.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs.

Home Equity

At June 30, 2007, approximately 73 percent of the managed home equity portfolio was included in GCSBB, while the remainder of the portfolio was mostly in GWIM. This portfolio consists of both revolving and non-revolving first and second lien residential mortgage loans and lines of credit. On a held basis, outstanding home equity loans increased $8.6 billion, or 10 percent, at June 30, 2007 compared to December 31, 2006, as organic home equity production remained strong. Nonperforming home equity loans increased $205 million compared to December 31, 2006 and net charge-offs increased $16 million and $24 million for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily driven by seasoning of the portfolio, reflective of growth in the business.

Direct/Indirect Consumer

At June 30, 2007, approximately 59 percent of the managed direct/indirect portfolio was included in Business Lending within GCIB (automotive, marine, motorcycle and recreational vehicle loans); 37 percent was included in GCSBB (student and other non-real estate secured and unsecured personal loans) and the remainder was included in GWIM (other non-real estate secured and unsecured personal loans).

On a held basis, outstanding loans and leases increased $10.7 billion at June 30, 2007 compared to December 31, 2006 due to retail automotive portfolio purchases, growth in the Card Services unsecured lending product and reduced securitization activity. Loans past due 90 days or more and still accruing interest increased $77 million due to portfolio seasoning reflective of growth in the businesses. Net charge-offs increased $138 million to 1.50 percent of total average held direct/indirect loans compared to 0.86 percent a year ago. For the six months ended June 30, 2007, net charge-offs increased $294 million to 1.54 percent of average loans compared to 0.77 percent (1.06 percent excluding the impact of SOP 03-3) for the same period a year ago. The increases were primarily driven by seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform in the Card Services unsecured lending portfolio. Also, contributing to the increase in the six-month comparison, though to a lesser extent, was the impact of the Corporation discontinuing new sales of receivables into the unsecured lending trust.

Managed direct/indirect loans outstanding increased $8.3 billion to $70.7 billion at June 30, 2007 compared to December 31, 2006, driven by retail automotive portfolio purchases and growth in the Card Services unsecured lending product. Net losses for the managed loan portfolio increased $122 million to $306 million, or 1.76 percent of total average managed direct/indirect loans for the three months ended June 30, 2007 compared to 1.29 percent a year ago. For the six months ended June 30, 2007, net losses increased $307 million to 1.86 percent compared to 1.13 percent a year ago. The increases were primarily driven by seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform in the Card Services unsecured lending portfolio.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs.

Other Consumer

At June 30, 2007, approximately 59 percent of the other consumer portfolio consists of the foreign consumer loan portfolio which was included in Card Services within GCSBB. The remainder was associated with the portfolios from consumer finance businesses that we have exited and was included in All Other. Other consumer outstanding loans and leases decreased $892 million, or 10 percent, as of June 30, 2007 compared to December 31, 2006, driven mainly by the sale of our Latin American operations. Net charge-offs for the three and six months ended June 30, 2007 as a percentage of total average other consumer loans increased 216 bps and 233 bps (203 bps and 173 bps excluding the impact of SOP 03-3) compared to the same periods a year ago. These increases were driven by overdraft net charge-offs associated with deposit account growth and expanded activities. Also contributing to the increases were higher loan net charge-offs in the European consumer portfolio primarily due to seasoning. The six-month comparison was also impacted by higher personal insolvencies in the United Kingdom.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs.

SOP 03-3

In accordance with SOP 03-3, certain acquired loans of MBNA that were considered impaired were written down to fair value at the acquisition date. Therefore, reported net charge-offs and managed net losses were lower since these impaired loans that would have been charged off during the period were reduced to fair value as of the acquisition date. For additional information on SOP 03-3, see page 44 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Consumer net charge-offs, managed net losses and associated ratios as reported and excluding the impact of SOP 03-3 for the three and six months ended June 30, 2006 are presented in Table 15. Management believes that excluding the impact of SOP 03-3 provides a more accurate reflection of portfolio credit quality. The impact of SOP 03-3 on net charge-offs and managed net losses for the three and six months ended June 30, 2007 was not material.

Table 15 2006 Consumer Net Charge-offs/Managed Net Losses (Reflecting the Impact of SOP 03-3) (1)

	Three Months Ended June 30, 2006
	As Reported				Excluding Impact of SOP 03-3 (2)
	Held		Managed		Held		Managed
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$14	0.03%	$14	0.03%	$14	0.03%	$14	0.03%
Credit card – domestic	723	4.46	1,227	3.58	730	4.50	1,234	3.60
Credit card – foreign	57	2.72	247	4.13	63	3.02	253	4.23
Home equity	12	0.06	12	0.06	12	0.06	12	0.06
Direct/Indirect consumer	103	0.86	184	1.29	110	0.91	191	1.33
Other consumer	75	2.80	75	2.80	78	2.93	78	2.93
Total consumer	$984	0.97	$1,759	1.39	$1,007	1.00	$1,782	1.41

	Six Months Ended June 30, 2006
	As Reported				Excluding Impact of SOP 03-3 (2)
	Held		Managed		Held		Managed
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$24	0.03%	$24	0.03%	$24	0.03%	$24	0.03%
Credit card – domestic	1,357	4.11	2,300	3.35	1,435	4.35	2,378	3.47
Credit card – foreign	76	1.83	420	3.62	120	2.90	464	4.00
Home equity	21	0.06	21	0.06	21	0.06	21	0.06
Direct/Indirect consumer	182	0.77	319	1.13	249	1.06	386	1.37
Other consumer	117	2.25	117	2.25	148	2.85	148	2.85
Total consumer	$1,777	0.90	$3,201	1.29	$1,997	1.01	$3,421	1.38

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(2)

Excluding impact of SOP 03-3 is a non-GAAP financial measure. The impact of SOP 03-3 on average outstanding held and managed consumer loans and leases for the three and six months ended June 30, 2006 was not material.

Nonperforming Consumer Assets Activity

Table 16 presents the additions and reductions to nonperforming assets in the held consumer portfolio during the most recent five quarters. Nonperforming levels have increased over the past four quarters and were driven by seasoning of the home equity and residential mortgage portfolios reflective of growth in these businesses. The nonperforming consumer loans and leases ratio was 0.29 percent compared to 0.19 percent for the same period in 2006.

Table 16 Nonperforming Consumer Assets Activity (1)

(Dollars in millions)	Second Quarter 2007	First Quarter 2007	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006
Nonperforming loans and leases
Balance, beginning of period	$1,230	$1,030	$897	$805	$785
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	625	515	450	394	314
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(101)	(32)	(54)	(61)	(35)
Sales	–	–	(26)	(27)	(33)
Returns to performing status (2)	(219)	(224)	(179)	(163)	(173)
Charge-offs (3)	(50)	(35)	(43)	(33)	(41)
Transfers to foreclosed properties	(24)	(23)	(15)	(18)	(12)
Transfers to loans held-for-sale	(1)	(1)	–	–	–
Total net additions to nonperforming loans and leases	230	200	133	92	20
Total nonperforming loans and leases, end of period	1,460	1,230	1,030	897	805
Foreclosed properties
Balance, beginning of period	74	59	60	47	62
Additions to foreclosed properties:
New foreclosed properties	68	91	39	49	31
Reductions in foreclosed properties:
Sales	(12)	(34)	(3)	(10)	(32)
Writedowns	(48)	(42)	(37)	(26)	(14)
Total net additions to (reductions in) foreclosed properties	8	15	(1)	13	(15)
Total foreclosed properties, end of period	82	74	59	60	47
Nonperforming consumer assets, end of period	$1,542	$1,304	$1,089	$957	$852
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.29%	0.25%	0.22%	0.21%	0.19%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.30	0.27	0.23	0.22	0.20

(1)

Balances do not include nonperforming loans held-for-sale included in other assets of $48 million, $28 million, $30 million, $28 million and $31 million at June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, respectively.

(2)	Consumer loans and leases are generally returned to performing status when principal or interest is less than 90 days past due.

(3)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 45 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Management of Commercial Credit Risk Concentrations

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 21, 23 and 26 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

From the perspective of portfolio risk management, customer concentration management is most relevant in GCIB. Within that segment’s Business Lending and Capital Markets and Advisory Services businesses, we facilitate bridge financing (high grade debt, high yield debt and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for our clients. These concentrations are managed in part through our established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches and/or equity. In many cases, these offers to finance will not be accepted. If accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a binding commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios, and higher potential for loss, unless an orderly disposition of the exposure can be made.

Prior to January 1, 2007, the Corporation accounted for all loans in the held-to-maturity portfolio on a historical cost basis and recorded incurred losses on this portfolio as part of the allowance for loan and lease losses. Effective January 1, 2007, the Corporation elected to account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with our credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for hedge accounting under SFAS 133 and changes in fair value are recorded in other income. Electing the fair value option allows the Corporation to account for these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and credit derivatives at fair value.

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

After initial adoption of SFAS 159, any fair value adjustment upon origination and subsequent changes in the fair value of loans and unfunded commitments is recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are no longer used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. The remaining Commercial Credit Portfolio tables have been modified to exclude loans and unfunded commitments that are carried at fair value and to adjust certain ratios for this accounting change.

The Corporation initially adopted the fair value option for $4.0 billion of outstanding commercial loans as of January 1, 2007 and recorded pre-tax net losses of $21 million (net of adjustments related to the allowance for loan and lease losses and direct loan origination fees and costs) representing the excess of carrying value over fair value of the funded loans, with the after-tax amount recorded in retained earnings. At June 30, 2007, outstanding commercial loans measured at fair value had an aggregate fair value of $3.61 billion recorded in loans and leases and included commercial – domestic loans of $2.61 billion, commercial – foreign loans of $795 million and commercial real estate loans of $198 million. Net gains (losses) recorded in other income resulting from changes in fair value of these loans were not material for the three and six months ended June 30, 2007.

The Corporation also initially adopted the fair value option for $21.1 billion of unfunded commercial commitments, including letters of credit, as of January 1, 2007, and recorded pre-tax net losses of $321 million (net of associated adjustments related to the reserve for unfunded lending commitments) representing the difference between the carrying value and the fair value of the unfunded commitments, with the after-tax amount recorded in retained earnings. At June 30, 2007, unfunded commitments and letters of credit had fair values of $372 million and $19 million, respectively, and were recorded in accrued expenses and other liabilities. The June 30, 2007 notional amounts of unfunded commitments and letters of credit were $20.6 billion and $1.1 billion, respectively. Net losses recorded in other income resulting from changes in fair value of these commitments and letters of credit totaled $14 million and $42 million during the three and six months ended June 30, 2007.

Commercial Credit Portfolio

Commercial credit quality remained sound for the six months ended June 30, 2007. The loans and leases net charge-off ratio increased to 0.34 percent for the six months ended June 30, 2007 compared to 0.06 percent for the same period a year ago. The increase was principally attributable to seasoning of the small business card portfolio reflective of growth in the business. The total commercial excluding small business commercial – domestic net charge-off ratio was 0.05 percent for the six months ended June 30, 2007, and negative 0.07 percent for the six months ended June 30, 2006, primarily due to a lower level of recoveries in 2007. The nonperforming loan ratio was 0.34 percent at June 30, 2007 compared to 0.31 percent at December 31, 2006. The accruing past due 90 days or more ratio remained unchanged at 0.16 percent compared to December 31, 2006.

Table 17 presents our commercial loans and leases and related asset quality information at June 30, 2007 and December 31, 2006.

Table 17 Commercial Loans and Leases

	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)
(Dollars in millions)	June 30 2007	December 31 2006	June 30 2007	December 31 2006	June 30 2007	December 31 2006
Commercial – domestic (3)	$149,085	$148,255	$399	$505	$56	$66
Commercial real estate (4)	36,950	36,258	280	118	–	78
Commercial lease financing	20,053	21,864	27	42	25	26
Commercial – foreign	23,755	20,681	17	13	5	9
	229,843	227,058	723	678	86	179
Small business commercial – domestic	15,535	13,727	101	79	299	199
Total measured at historical cost	245,378	240,785	824	757	385	378
Total measured at fair value (5)	3,606	n/a	–	n/a	–	n/a
Total commercial loans and leases	$248,984	$240,785	$824	$757	$385	$378

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost were 0.34 percent and 0.31 percent at June 30, 2007 and December 31, 2006. Including commercial loans and leases measured at fair value, the ratio would have been 0.33 percent at June 30, 2007.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases measured at historical cost were 0.16 percent at both June 30, 2007 and December 31, 2006. Including commercial loans and leases measured at fair value, the ratio would have been 0.15 percent at June 30, 2007.

(3)	Excludes small business commercial – domestic loans.

(4)

Outstandings include domestic commercial real estate loans of $36.2 billion and $35.7 billion, and foreign commercial real estate loans of $674 million and $578 million at June 30, 2007 and December 31, 2006.

(5)

Commercial loans measured at fair value in accordance with SFAS 159 include commercial – domestic loans of $2.61 billion, commercial – foreign loans of $795 million and commercial real estate loans of $198 million at June 30, 2007.

n/a	= not applicable

Table 18 presents our commercial net charge-offs and net charge-off ratios on the held portfolios during the three and six months ended June 30, 2007 and 2006.

Table 18 Commercial Net Charge-offs and Net Charge-off Ratios

	Net Charge-offs				Net Charge-off Ratios (2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006 (1)	2007	2006 (1)	2007	2006	2007	2006
Commercial – domestic (3)	$32	$(33)	$57	$(45)	0.09%	(0.09)%	0.08%	(0.07)%
Commercial real estate	(1)	1	2	-	(0.01)	-	0.01	-
Commercial lease financing	(11)	(17)	(12)	(40)	(0.21)	(0.33)	(0.12)	(0.39)
Commercial – foreign	6	5	3	6	0.10	0.08	0.03	0.05
	26	(44)	50	(79)	0.05	(0.08)	0.05	(0.07)
Small business commercial – domestic (4)	196	83	355	147	5.23	2.84	4.92	2.65
Total commercial net charge-offs	$222	$39	$405	$68	0.37	0.07	0.34	0.06

(1)

Includes a reduction in net charge-offs on small business commercial – domestic of $4 million and $17 million as a result of the impact of SOP 03-3 for the three and six months ended June 30, 2006. The impact of SOP 03-3 on average outstanding small business commercial – domestic loans and leases for 2006 was not material. See discussion of SOP 03-3 in the Consumer Credit Portfolio section on page 89.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases measured at historical cost during the period for each loan and lease category.

(3)	Excludes small business commercial – domestic loans.

(4)	Small business commercial – domestic primarily card related.

Table 19 presents commercial credit exposure by type for utilized, unfunded and total committed credit exposure. The increase in total assets held-for-sale of $9.3 billion was attributable to growth in the businesses and an increase in warehoused assets related to pending commercial mortgage-backed securitizations.

Table 19 Commercial Credit Exposure by Type

	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2007	December 31 2006	June 30 2007	December 31 2006	June 30 2007	December 31 2006
Loans and leases	$248,984	$240,785	$287,839	$269,937	$536,823	$510,722
Standby letters of credit and financial guarantees	48,191	48,729	4,991	4,277	53,182	53,006
Derivative assets (5)	29,810	23,439	-	-	29,810	23,439
Assets held-for-sale	33,199	23,904	1,074	1,136	34,273	25,040
Commercial letters of credit	5,012	4,258	451	224	5,463	4,482
Bankers’ acceptances	1,947	1,885	4	1	1,951	1,886
Securitized assets	1,291	1,292	-	-	1,291	1,292
Foreclosed properties	26	10	-	-	26	10
Total commercial credit exposure	$368,460	$344,302	$294,359	$275,575	$662,819	$619,877

(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure at June 30, 2007 includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $3.61 billion and letters of credit with a notional value of $1.1 billion.

(3)	Total commercial unfunded exposure at June 30, 2007 includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $20.6 billion.

(4)	Excludes unused business card lines which are not legally binding.

(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $7.3 billion at both June 30, 2007 and December 31, 2006. In addition to cash collateral, derivative assets are also collateralized by $7.9 billion and $7.6 billion of primarily other marketable securities at June 30, 2007 and December 31, 2006 for which credit risk has not been reduced.

Table 20 presents commercial utilized criticized exposure by product type and as a percentage of total commercial utilized exposure for each category presented. Utilized criticized exposure related to assets held-for-sale of $833 million and $600 million as of June 30, 2007 and December 31, 2006 and other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $268 million at June 30, 2007, are excluded from the table below. See Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, including bridge exposure of $495 million and $550 million at June 30, 2007 and December 31, 2006 which funded in the normal course of our Business Lending and Capital Markets and Advisory Services businesses, are carried at the lower of cost or market and are managed in part through our “originate to distribute” strategy (see Management of Commercial Credit Risk Concentrations beginning on page 92 and All Other beginning on page 77 for more information on bridge financing). Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 2.25 percent and 2.23 percent as of June 30, 2007 and December 31, 2006.

Table 20 Commercial Utilized Criticized Exposure (1, 2)

	June 30, 2007		December 31, 2006
(Dollars in millions)	Amount	Percent (3)	Amount	Percent (3)
Commercial – domestic (4)	$4,640	2.19%	$4,803	2.39%
Commercial real estate	1,230	2.96	806	1.98
Commercial lease financing	409	2.04	504	2.31
Commercial – foreign	360	0.86	571	1.32
	6,639	2.11	6,684	2.18
Small business commercial – domestic	548	3.49	377	2.72
Total commercial utilized criticized exposure	$7,187	2.17	$7,061	2.20

(1)

Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Balances and ratios have been adjusted to exclude assets held-for-sale at June 30, 2007 and December 31, 2006 and exposure measured at fair value in accordance with SFAS 159 at June 30, 2007. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 2.25 percent and 2.23 percent as of June 30, 2007 and December 31, 2006.

(2)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(3)	Ratios are calculated as commercial utilized criticized exposure divided by total commercial utilized exposure for each exposure category.

(4)	Excludes small business commercial – domestic exposure.

Commercial – Domestic

At June 30, 2007, approximately 87 percent of the commercial – domestic portfolio, excluding small business, was included in Business Lending (business banking, middle market and large multinational corporate loans and leases) and Capital Markets and Advisory Services (acquisition and bridge financing), both within GCIB. The remaining 13 percent was included in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans and leases including loans measured at fair value, increased $3.4 billion to $151.7 billion at June 30, 2007 compared to December 31, 2006 driven primarily by organic growth. Nonperforming commercial – domestic loans declined by $106 million to $399 million driven by a large repayment. Net charge-offs were up $102 million from the six months ended June 30, 2006 driven by a lower level of recoveries. Criticized utilized commercial – domestic exposure excluding assets in the held-for-sale and fair value portfolios, declined $163 million to $4.6 billion. See Management of Commercial Credit Risk Concentrations beginning on page 92 for a discussion of exposure measured at fair value in accordance with SFAS 159.

Commercial Real Estate

The commercial real estate portfolio is managed in Business Lending within GCIB and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases, including loans measured at fair value, increased $890 million to $37.1 billion as of June 30, 2007 compared to December 31, 2006. Growth across geographic regions and property types is organic and primarily granular in nature. Nonperforming commercial real estate loans increased $162 million to $280 million and utilized criticized exposure increased $424 million to $1.2 billion attributable to the continuing impact of the housing slowdown on the homebuilding sector. Nonperforming loans and utilized criticized exposure in the homebuilding sector were $205 million and $839 million, respectively, at June 30, 2007 compared to $71 million and $348 million at December 31, 2006. See Management of Commercial Credit Risk Concentrations beginning on page 92 for a discussion of exposure measured at fair value in accordance with SFAS 159.

Table 21 presents outstanding commercial real estate loans by geographic region and property type diversification, excluding those commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate reflects loans dependent on the sale or lease of the real estate as the primary source of repayment.

Table 21 Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2007	December 31 2006
By Geographic Region (1)
California	$7,525	$7,781
Northeast	6,790	6,368
Southeast	5,513	5,097
Southwest	3,969	3,787
Florida	3,899	3,898
Midsouth	2,290	2,006
Midwest	2,216	2,271
Northwest	2,042	2,053
Other	1,145	870
Geographically diversified (2)	1,086	1,549
Non-U.S.	673	578
Total outstanding commercial real estate loans (4)	$37,148	$36,258
By Property Type
Residential	$8,123	$8,151
Office buildings	4,884	4,823
Shopping centers/retail	4,548	3,955
Apartments	4,078	4,277
Land and land development	3,830	3,956
Industrial/warehouse	2,669	3,247
Hotels/motels	1,171	1,185
Multiple use	1,153	1,257
Resorts	266	180
Other (3)	6,426	5,227
Total outstanding commercial real estate loans (4)	$37,148	$36,258

(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(2)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

(4)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $198 million at June 30, 2007.

Commercial Lease Financing

The commercial lease financing portfolio is managed in Business Lending within GCIB. Outstanding loans and leases decreased $1.8 billion to $20.1 billion as of June 30, 2007 compared to December 31, 2006 primarily due to the adoption of FSP 13-2. Net recoveries were $11 million and $12 million for the three and six months ended June 30, 2007 compared to net recoveries of $17 million and $40 million in the prior year. For more information on the adoption of FSP 13-2, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and Capital Markets and Advisory Services, both within GCIB. Outstanding loans and leases, including loans measured at fair value, increased by $3.9 billion to $24.6 billion at June 30, 2007 compared to December 31, 2006 driven by organic growth, partially offset by the sale of our Latin American operations. Criticized utilized exposure, excluding criticized assets in the held-for-sale and fair value portfolios, decreased $211 million to $360 million, primarily attributable to the sale of our Latin American operations. See Management of Commercial Credit Risk Concentrations beginning on page 92 for a discussion of exposure measured at fair value in accordance with SFAS 159. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 101.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio (business card and small business loans) is managed in GCSBB. Outstanding small business commercial – domestic loans and leases increased $1.8 billion to $15.5 billion at June 30, 2007 compared to December 31, 2006 driven by organic growth in the small business card portfolio. Approximately 65 percent of the small business commercial – domestic outstanding loans and leases at June 30, 2007 were credit card related products. Nonperforming small business commercial – domestic loans increased $22 million to $101 million, loans past due 90 days or more and still accruing interest increased $100 million to $299 million and criticized loans increased $171 million or 77 bps, to $548 million, or 3.49 percent, at June 30, 2007. Small business commercial – domestic net charge-offs for the six months ended June 30, 2007 compared to the same period in 2006 increased $208 million, or 227 bps, to $355 million, or 4.92 percent. The increases were driven by portfolio seasoning reflective of growth in these businesses. Approximately 68 percent of the small business commercial – domestic net charge-offs for the three months ended June 30, 2007 were credit card related products.

Nonperforming Commercial Assets Activity

Table 22 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 22
Nonperforming Commercial Assets Activity (1, 2)

(Dollars in millions)	Second Quarter 2007	First Quarter 2007	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006
Nonperforming loans and leases
Balance, beginning of period	$740	$757	$683	$762	$799
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	398	357	316	174	204
Advances	4	13	10	13	6
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(173)	(204)	(104)	(115)	(32)
Sales	(23)	(25)	(37)	(41)	(74)
Returns to performing status (3)	(32)	(56)	(27)	(26)	(17)
Charge-offs (4)	(77)	(73)	(82)	(84)	(124)
Transfers to foreclosed properties	(13)	(9)	–	–	–
Transfers to loans held-for-sale	–	(20)	(2)	–	–
Total net additions to (reductions in) nonperforming loans and leases	84	(17)	74	(79)	(37)
Total nonperforming loans and leases, end of period	824	740	757	683	762
Foreclosed properties
Balance, beginning of period	15	10	16	27	34
Additions to foreclosed properties:
New foreclosed properties	13	9	–	1	1
Reductions in foreclosed properties:
Sales	(2)	(4)	(5)	(5)	(7)
Writedowns	–	–	(1)	(7)	(1)
Total net additions to (reductions in) foreclosed properties	11	5	(6)	(11)	(7)
Total foreclosed properties, end of period	26	15	10	16	27
Nonperforming commercial assets, end of period	$850	$755	$767	$699	$789
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost	0.34%	0.31%	0.31%	0.29%	0.32%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases measured at historical cost and foreclosed properties	0.35	0.32	0.32	0.30	0.34

(1)

Balances do not include nonperforming loans held-for-sale included in other assets of $25 million, $66 million, $50 million, $71 million and $83 million at June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, respectively. There were no nonperforming loans measured at fair value in accordance with SFAS 159 at June 30, 2007 and March 31, 2007. See Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for a discussion of the changes in the fair value portfolio during the first and second quarters of 2007.

(2)	Includes small business commercial – domestic activity.

(3)

Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(4)	Certain loan and lease products, including business card, are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

Industry Concentrations

Table 23 presents commercial committed credit exposure by industry. Our commercial credit exposure is diversified across a broad range of industries. Total commercial credit exposure increased by $42.9 billion, or seven percent, at June 30, 2007 compared to December 31, 2006. Diversified financials increased $13.5 billion, or 20 percent, due to increases in the fair value of derivatives for a number of counterparties, and increased loan and conduit volumes. Real estate increased by $3.8 billion, or five percent, due to warehouse activity related to commercial mortgage-backed securitizations. Government and public education commitments increased $10.9 billion, or 28 percent, due primarily to financing commitments to Sallie Mae. For more information regarding Sallie Mae, see Recent Events on page 41.

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure which exists in the historical cost and the fair value portfolios. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. Since December 31, 2006, our net credit default protection purchased has been reduced by $6.2 billion to $2.0 billion as we continue the process of repositioning the level of purchased protection in light of our current view of the underlying credit risk in the portfolio.

The net cost of credit default protection, including mark-to-market impacts, resulted in net losses of $7 million and $21 million for the three and six months ended June 30, 2007 compared to net losses of $38 million and $138 million for the same periods in the prior year. Losses for the three and six months ended June 30, 2007 were a reflection of the premium cost and changes in market spreads of our hedge positions. The average VAR for these credit derivative hedges was $35 million and $70 million for the twelve months ended June 30, 2007 and 2006. The decrease in VAR was driven by a reduction in the average amount of credit protection outstanding during the periods. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $48 million and $66 million for the twelve months ended June 30, 2007 and 2006. Refer to Trading Risk Management beginning on page 108 for a description of our VAR calculation for the market-based trading portfolio.

Table 23 Commercial Credit Exposure by Industry (1, 2)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	June 30 2007	December 31 2006	June 30 2007	December 31 2006
Diversified financials	$35,986	$24,813	$80,491	$67,038
Real estate (3)	53,046	49,259	77,356	73,544
Government and public education	22,788	22,495	50,198	39,254
Retailing	28,102	27,226	45,094	44,064
Capital goods	18,461	16,830	38,872	37,363
Banks	27,984	26,405	37,729	36,735
Healthcare equipment and services	17,388	15,881	33,989	31,189
Consumer services	19,670	19,191	33,508	32,734
Materials	16,331	15,978	29,043	28,789
Individuals and trusts	17,904	18,792	27,047	29,167
Commercial services and supplies	16,829	15,224	25,673	23,532
Food, beverage and tobacco	11,489	11,384	22,956	21,124
Energy	9,593	9,505	19,171	18,460
Media	8,779	8,784	18,343	19,181
Utilities	5,182	6,624	17,682	17,222
Insurance	7,491	6,759	15,875	14,122
Transportation	10,568	11,637	15,567	17,375
Religious and social organizations	7,569	7,840	10,042	10,507
Consumer durables and apparel	4,799	4,827	9,211	9,124
Technology hardware and equipment	3,685	3,326	8,659	8,093
Telecommunication services	3,504	3,565	8,332	7,981
Pharmaceuticals and biotechnology	3,608	2,530	7,217	6,289
Software and services	2,991	2,763	7,060	6,212
Automobiles and components	2,047	1,584	6,053	5,153
Food and staples retailing	2,206	2,153	4,493	4,222
Household and personal products	653	779	2,187	2,264
Semiconductors and semiconductor equipment	612	802	1,370	1,364
Other	9,195	7,346	9,601	7,775
Total commercial credit exposure by industry	$368,460	$344,302	$662,819	$619,877
Net credit default protection purchased on total commitments (4)			$(2,041)	$(8,260)
(1)

Total commercial utilized and total commercial committed exposure at June 30, 2007 includes loans and unfunded commitments measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $3.61 billion, issued letters of credit at notional value of $1.1 billion and unfunded loan commitments at notional value of $20.6 billion.

(2)	Includes small business commercial – domestic exposure.

(3)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(4)	A negative amount reflects net notional credit protection purchased.

Tables 24 and 25 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2007 and December 31, 2006.

Table 24 Net Credit Default Protection by Maturity Profile
	June 30 2007	December 31 2006
Less than or equal to one year	17%	7%
Greater than one year and less than or equal to five years	37	46
Greater than five years	46	47
Total net credit default protection	100%	100%

Table 25 Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	June 30, 2007		December 31, 2006
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$6	(0.3)%	$(23)	0.3%
AA	36	(1.8)	(237)	2.9
A	(598)	29.3	(2,598)	31.5
BBB	(459)	22.5	(3,968)	48.0
BB	(538)	26.4	(1,341)	16.2
B	(127)	6.2	(334)	4.0
CCC and below	(55)	2.7	(50)	0.6
NR (2)	(306)	15.0	291	(3.5)
Total net credit default protection	$(2,041)	100.0%	$(8,260)	100.0%
(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)

In addition to unrated names, “NR” includes $(286) million and $302 million in net credit default swaps index positions at June 30, 2007 and December 31, 2006. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

Table 26 sets forth foreign exposure to borrowers or counterparties in emerging markets. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the U.S. Foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Outstandings which are assigned external guarantees are reported under the country of the guarantor. Outstandings with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are presented based on the domicile of the counterparty consistent with FFIEC reporting rules.

As presented in Table 26, foreign exposure to borrowers or counterparties in emerging markets increased $4.7 billion to $25.6 billion at June 30, 2007, compared to $20.9 billion at December 31, 2006. The increase was predominantly due to higher exposure in other financings as well as higher sovereign and corporate securities trading exposures in Asia Pacific. Foreign exposure to borrowers or counterparties in emerging markets represented 18 percent and 16 percent of total foreign exposure at June 30, 2007 and December 31, 2006.

Table 26 Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at June 30 2007	Increase/ (Decrease) From December 31 2006
Region/Country
Asia Pacific
South Korea	$253	$578	$83	$3,030	$3,944	$-	$3,944	$567
China	237	60	148	3,488	3,933	-	3,933	319
India	1,040	1,184	359	685	3,268	-	3,268	1,233
Singapore	267	324	89	448	1,128	-	1,128	256
Taiwan	304	81	80	62	527	505	1,032	290
Hong Kong	115	50	68	348	581	-	581	(283)
Other Asia Pacific (7)	78	26	9	529	642	14	656	65
Total Asia Pacific	2,294	2,303	836	8,590	14,023	519	14,542	2,447
Latin America
Mexico	991	365	19	2,990	4,365	-	4,365	434
Brazil	249	138	4	2,696	3,087	208	3,295	644
Other Latin America (7)	247	261	13	130	651	210	861	1
Total Latin America	1,487	764	36	5,816	8,103	418	8,521	1,079
Middle East and Africa
South Africa	1,080	13	4	129	1,226	-	1,226	930
Other Middle East and Africa (7)	500	190	77	182	949	-	949	129
Total Middle East and Africa	1,580	203	81	311	2,175	-	2,175	1,059
Central and Eastern Europe (7)	1	22	30	275	328	-	328	113
Total emerging market exposure	$5,362	$3,292	$983	$14,992	$24,629	$937	$25,566	$4,698

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at June 30, 2007.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.

(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $98 million and $9 million at June 30, 2007 and December 31, 2006. There were less than $1 million of other marketable securities collateralizing derivative assets at June 30, 2007 and December 31, 2006.

(4)

Generally, cross-border resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting rules. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

(5)

Cross-border exposure includes amounts payable to the Corporation by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at June 30, 2007 was $20.2 billion compared to $20.7 billion at December 31, 2006. Local liabilities at June 30, 2007 in Asia Pacific and Latin America were $19.0 billion and $1.2 billion, of which $7.4 billion were in Hong Kong, $6.1 billion in Singapore, $2.4 billion in South Korea, $1.1 billion in Mexico, $998 million in India and $783 million in China. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Central and Eastern Europe had total foreign exposure of more than $500 million.

At June 30, 2007 and December 31, 2006, 57 percent and 58 percent of the emerging markets exposure was in Asia Pacific. Asia Pacific emerging markets exposure increased by $2.4 billion. Growth was driven by higher cross-border exposure in other financings and securities trading mainly in India and South Korea. Our exposure in China was primarily related to the carrying value of our equity investment in CCB which accounted for $3.0 billion at both June 30, 2007 and December 31, 2006.

At June 30, 2007, 33 percent of the emerging markets exposure was in Latin America compared to 36 percent at December 31, 2006. Latin America emerging markets exposure increased by $1.1 billion driven by an increase in an equity investment in Banco Itaú Holding Financeira S.A. (Banco Itaú) in Brazil. The carrying value of our investment in Banco Itaú accounted for $2.6 billion and $1.9 billion of exposure in Brazil at June 30, 2007 and December 31, 2006. The June 30, 2007 equity investment in Banco Itaú represents seven percent of its outstanding voting and non-voting shares. In February and March 2007, the Corporation completed the sale of its operations in Chile and Uruguay for approximately $750 million in equity of Banco Itaú.

Our 24.9 percent investment in Santander accounted for $2.7 billion and $2.3 billion of exposure in Mexico at June 30, 2007 and December 31, 2006.

At June 30, 2007, nine percent of the emerging markets exposure was in Middle East and Africa compared to five percent at December 31, 2006. Middle East and Africa emerging markets exposure increased by $1.1 billion predominantly driven by an increase in cross-border loans and loan commitments in South Africa to support the Corporation’s sale of its BankBoston Argentina assets to a consortium led by Johannesburg-based Standard Bank Group Ltd. The facility represents a loan commitment made to Standard Bank of South Africa to fulfill Argentine regulatory requirements.

In March 2007, the Corporation completed the sale of its BankBoston Argentina assets to a consortium led by Johannesburg-based Standard Bank Group Ltd in exchange for the assumption of BankBoston Argentina liabilities of approximately $2.0 billion.

Provision for Credit Losses

The provision for credit losses was $1.8 billion for the three months ended June 30, 2007, an 80 percent increase compared to the same period in 2006. For the six months ended June 30, 2007, the provision for credit losses was $3.0 billion, a 34 percent increase compared to the same period in 2006.

The consumer portion of the provision for credit losses increased $425 million to $1.4 billion, and $257 million to $2.4 billion for the three and six months ended June 30, 2007 compared to the same periods a year ago. Higher net charge-offs from portfolio seasoning, reflective of growth in the businesses and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform drove the majority of the increase. Additionally, reserve increases related to seasoning of the Card Services consumer portfolios as well as higher losses inherent in our home equity portfolio contributed to the increased provision expense. Partially offsetting these increases were reserve reductions from improved performance of the remaining portfolios from consumer finance businesses that we have exited and in the six-month comparison the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust.

The commercial portion of the provision for credit losses increased $378 million to $447 million, and $504 million to $606 million for the three and six months ended June 30, 2007 compared to the same periods a year ago. Higher net charge-offs from seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform in our small business card portfolio within GCSBB as well as a lower level of commercial recoveries in GCIB and GWIM drove a portion of the increase. A reserve increase for higher losses inherent in the small business card portfolio within GCSBB also contributed to the increases in provision expense. The six-month increase was also attributable to the absence of 2006 releases of reserves primarily in GCIB related to favorable commercial credit market conditions, partially offset by a reduction of reserves in All Other reflecting the sale of our Argentina portfolio during the first quarter of 2007.

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

The second component of the allowance for loan and lease losses covers performing commercial loans and leases measured at historical cost and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of June 30, 2007, quarterly updating of historical loss experience did not have a material impact on the allowance for loan and lease losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of June 30, 2007, quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses primarily due to higher losses inherent in the small business card and home equity portfolios and seasoning of the Card Services unsecured lending portfolio. These increases were partially offset by reserve reductions resulting from consumer credit card securitization activities as well as a change in estimated losses inherent in the residential mortgage portfolio. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults and event risk.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 28 was $5.5 billion at June 30, 2007, a decrease of $96 million from December 31, 2006. This decrease was attributable to reserve reductions from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card master trust, increased securitizations from the trust and improved performance of the remaining portfolios from consumer finance businesses that we have exited. These decreases were partially offset by increases in reserves in Card Services unsecured lending portfolio and higher losses inherent in the home equity portfolio reflective of growth and seasoning of these portfolios.

The allowance for commercial loan and lease losses was $3.6 billion at June 30, 2007, a $140 million increase from December 31, 2006. The increase in commercial – domestic allowance levels was primarily attributable to an increase in reserves due to higher losses inherent in the small business card portfolio within GCSBB, partially offset by reductions in GCIB commercial reserves due to the adoption of SFAS 159 for certain large corporate loans. Commercial—foreign allowance levels decreased due to the sales of our Latin American portfolios and operations. See Management of Commercial Credit Risk Concentrations beginning on page 92 for additional information related to the adoption of SFAS 159.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.20 percent at June 30, 2007, compared to 1.28 percent at December 31, 2006. The decline in the ratio was driven primarily by growth of $28.5 billion in the residential mortgage portfolio, which has a lower loss profile, as the Corporation increased retention of residential mortgage loans. Also contributing to the decline were reserve reductions related to the addition of legacy Bank of America accounts, which have a higher loss profile, to the domestic consumer credit card securitization master trust and the sales of our Latin American portfolios and operations.

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

Changes to the reserve for unfunded lending commitments are generally made through the provision for credit losses. The reserve for unfunded lending commitments at June 30, 2007 was $376 million, a $21 million decrease from December 31, 2006 primarily driven by the adoption of SFAS 159 for certain large corporate commitments. See Management of Commercial Credit Risk Concentrations beginning on page 92 for additional information related to the adoption of SFAS 159.

Table 27 presents a rollforward of the allowance for credit losses for the three and six months ended June 30, 2007 and 2006.

Table 27 Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Allowance for loan and lease losses, beginning of period	$8,732	$9,067	$9,016	$8,045
Transition adjustment due to the adoption of SFAS 159	-	-	(32)	-
MBNA balance, January 1, 2006	-	-	-	577
Loans and leases charged off
Residential mortgage	(17)	(22)	(30)	(40)
Credit card – domestic	(890)	(842)	(1,789)	(1,585)
Credit card – foreign	(107)	(72)	(209)	(104)
Home equity	(31)	(16)	(51)	(30)
Direct/Indirect consumer	(360)	(166)	(714)	(293)
Other consumer	(121)	(105)	(240)	(177)
Total consumer charge-offs	(1,526)	(1,223)	(3,033)	(2,229)
Commercial – domestic (1)	(259)	(151)	(474)	(245)
Commercial real estate	(3)	(2)	(7)	(2)
Commercial lease financing	(11)	(5)	(21)	(8)
Commercial – foreign	(6)	(26)	(13)	(40)
Total commercial charge-offs	(279)	(184)	(515)	(295)
Total loans and leases charged off	(1,805)	(1,407)	(3,548)	(2,524)
Recoveries of loans and leases previously charged off
Residential mortgage	6	8	13	16
Credit card – domestic	83	119	176	228
Credit card – foreign	21	15	35	28
Home equity	3	4	6	9
Direct/Indirect consumer	119	63	238	111
Other consumer	21	30	48	60
Total consumer recoveries	253	239	516	452
Commercial – domestic (2)	31	101	62	143
Commercial real estate	4	1	5	2
Commercial lease financing	22	22	33	48
Commercial – foreign	-	21	10	34
Total commercial recoveries	57	145	110	227
Total recoveries of loans and leases previously charged off	310	384	626	679
Net charge-offs	(1,495)	(1,023)	(2,922)	(1,845)
Provision for loan and lease losses	1,808	1,005	3,036	2,275
Other	15	31	(38)	28
Allowance for loan and lease losses, June 30	9,060	9,080	9,060	9,080
Reserve for unfunded lending commitments, beginning of period	374	395	397	395
Transition adjustment due to the adoption of SFAS 159	-	-	(28)	-
Provision for unfunded lending commitments	2	-	9	-
Other	-	-	(2)	-
Reserve for unfunded lending commitments, June 30	376	395	376	395
Allowance for credit losses, June 30	$9,436	$9,475	$9,436	$9,475
Loans and leases outstanding measured at historical cost at June 30	$755,029	$667,953	$755,029	$667,953
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost at June 30 (3)	1.20%	1.36%	1.20%	1.36%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding measured at historical cost at June 30	1.07	1.26	1.07	1.26
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding measured at historical cost at June 30 (3)	1.47	1.55	1.47	1.55
Average loans and leases outstanding measured at historical cost during the period	$736,491	$635,649	$725,150	$625,863
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost during the period (3, 4)	0.81%	0.65%	0.81%	0.59%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost at June 30	397	579	397	579
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs (4)	1.51	2.21	1.54	2.44

(1)	Includes small business commercial – domestic charge offs of $209 million and $93 million for the three months ended and $377 million and $164 million, for the six months ended June 30, 2007 and 2006.

(2)	Includes small business commercial – domestic recoveries of $13 million and $10 million for the three months ended and $22 million and $17 million for the six months ended June 30, 2007 and 2006.

(3)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the periods ended June 30, 2007. Loans measured at fair value were $3.61 billion at June 30, 2007.

(4)

For the three and six months ended June 30, 2006, the impact of SOP 03-3 decreased net charge-offs by $27 million and $237 million. Excluding the impact of SOP 03-3, annualized net charge-offs as a percentage of average loans and leases outstanding for the three and six months ended June 30, 2006 was 0.66 percent and 0.67 percent, and the ratio of the allowance for loan and lease losses to annualized net charge-offs was 2.17 and 2.18 at June 30, 2006.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 28 presents our allocation by product type.

Table 28 Allocation of the Allowance for Credit Losses by Product Type

	June 30, 2007		December 31, 2006
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total
Allowance for loan and lease losses
Residential mortgage	$201	2.2%	$248	2.8%
Credit card – domestic	2,891	31.9	3,176	35.2
Credit card – foreign	354	3.9	336	3.7
Home equity	248	2.7	133	1.5
Direct/Indirect consumer	1,421	15.7	1,200	13.3
Other consumer	349	3.9	467	5.2
Total consumer	5,464	60.3	5,560	61.7
Commercial – domestic (1)	2,454	27.1	2,162	24.0
Commercial real estate	604	6.7	588	6.5
Commercial lease financing	190	2.1	217	2.4
Commercial – foreign	348	3.8	489	5.4
Total commercial (2)	3,596	39.7	3,456	38.3
Allowance for loan and lease losses	9,060	100.0%	9,016	100.0%
Reserve for unfunded lending commitments	376		397
Allowance for credit losses	$9,436		$9,413

(1)	Includes allowance for small business commercial – domestic loans of $906 million and $578 million at June 30, 2007 and December 31, 2006.

(2)	Includes allowance for loan and lease losses of commercial impaired loans of $56 million and $43 million at June 30, 2007 and December 31, 2006.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, ALM process, credit risk mitigation activities, and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 60 through 68 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended June 30, 2007. Trading-related revenue encompasses proprietary trading and customer-related activities. During the twelve months ended June 30, 2007, positive trading-related revenue was recorded for 95 percent of the trading days. Furthermore, only one percent of the total trading days had losses greater than $10 million, and the largest loss was $22 million. This can be compared to the twelve months ended June 30, 2006, where positive trading-related revenue was recorded for 93 percent of the trading days and only two percent of the total trading days had losses greater than $10 million, and the largest loss was $55 million.

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

A VAR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. The VAR represents the worst loss the portfolio is expected to experience with a given level of confidence. VAR depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model uses a historical simulation approach based on three years of historical data and assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in the twelve months ended June 30, 2007 and exceeded VAR twice in the twelve months ended June 30, 2006.

The assumptions and data underlying our VAR model are updated on a regular basis. In addition, the predictive accuracy of the model is periodically tested by comparing actual losses for individual businesses with the losses predicted by the VAR model. Management reviews and evaluates the results of these tests.

Table 29 presents average, high and low daily VAR for the twelve months ended June 30, 2007 and 2006.

Table 29 Trading Activities Market Risk

	Twelve Months Ended June 30
	2007			2006
	VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$8.7	$25.3	$3.8	$5.8	$11.1	$2.9
Interest rate	15.9	37.0	6.6	18.9	50.0	8.8
Credit	30.3	45.6	23.1	24.5	33.4	18.4
Real estate/mortgage	9.2	16.7	4.7	9.6	15.8	5.5
Equities	18.8	35.3	9.6	20.5	39.6	12.6
Commodities	6.3	9.9	3.7	5.8	10.6	3.4
Portfolio diversification	(46.5)	-	-	(44.5)	-	-
Total market-based trading portfolio (2)	$42.7	$64.7	$26.0	$40.6	$59.8	$26.8

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(2)

The table above does not include credit protection purchased to manage our counterparty credit risk, nor the credit derivatives that economically hedge the loan portfolio. See Commercial Portfolio Credit Risk Management beginning on page 92 for a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the twelve months ended June 30, 2007, the largest losses among these scenarios ranged from $51 million to $591 million. Hypothetical scenarios evaluate the potential impact of extreme but plausible events. These scenarios are developed to address perceived vulnerabilities in the market and in our portfolios, and are periodically updated. Management reviews and evaluates results of these scenarios monthly. During the twelve months ended June 30, 2007, the largest losses among these scenarios ranged from $436 million to $709 million. Worst-case losses, which represent the most extreme losses in our daily VAR calculation, are reported daily. Finally, desk-level stress tests are performed daily for individual businesses. These stress tests evaluate the potential adverse impact of large moves in the market risk factors to which those businesses are most sensitive. Depending on the changes in positions held and the severity of potential market disruptions, the results of the above stress tests could vary.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward rates used in our respective baseline forecasts at June 30, 2007 and December 31, 2006 were as follows:

Table 30 Forward Rates

	June 30, 2007		December 31, 2006
	Federal Funds	Ten Year Swap	Federal Funds	Ten Year Swap
Spot Rates	5.25%	5.67%	5.25%	5.18%

12-month forward rates	5.00	5.72	4.85	5.19

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from June 30, 2007 and December 31, 2006, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 51.

Table 31 Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions) Curve Change	Short Rate	Long Rate	June 30 2007	December 31 2006
+100 Parallel shift	+100	+100	$(511)	$(557)

-100 Parallel shift	-100	-100	840	770

Flatteners

Short end	+100	-	(586)	(687)

Long end	-	-100	(94)	(192)

Steepeners

Short end	-100	-	938	971

Long end	-	+100	61	138

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years. The estimated exposure is reported on a managed basis and reflects impacts that may be realized primarily in net interest income and card income. This sensitivity analysis excludes any impact that could occur in the valuation of retained interests in the Corporation’s securitizations due to changes in interest rate levels. For additional information on securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

Our core net interest income - managed basis, was slightly liability sensitive at both June 30, 2007 and December 31, 2006. Beyond what is already implied in the forward market curve, the interest rate risk position has become modestly less exposed to rising rates since December 31, 2006. Over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. The securities portfolio is primarily comprised of mortgage-backed securities and includes investments to a lesser extent in corporate, municipal and other investment grade debt securities. During the three months ended June 30, 2007 and 2006, we purchased AFS debt securities of $2.9 billion and $8.2 billion, sold $1.9 billion and $318 million, and had maturities and received paydowns of $5.6 billion and $6.3 billion. We realized $2 million in gains and $9 million in losses on sales of debt securities during the three months ended June 30, 2007 and 2006.

During the six months ended June 30, 2007 and 2006, we purchased AFS debt securities of $5.9 billion and $34.8 billion, sold $6.0 billion and $7.3 billion, and had maturities and received paydowns of $11.1 billion and $11.6 billion. We realized $64 million and $5 million in gains on sales of debt securities during the six months ended June 30, 2007 and 2006.

The value of our accumulated OCI loss related to AFS debt securities increased by $4.3 billion and $4.0 billion (pre-tax) during the three and six months ended June 30, 2007 which was driven by an increase in interest rates. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $5.6 billion in after-tax losses at June 30, 2007, related to unrealized losses associated with our AFS securities portfolio, including $5.7 billion of unrealized losses related to AFS debt securities and $105 million of unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $172.3 billion at June 30, 2007 with a weighted average duration of 4.7 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations, the collection of cash flows including prepayment and maturity activity, and the passage of time. During the fourth quarter of 2007, shares of the Corporation’s strategic investment in CCB will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI.

In connection with adopting SFAS 159, the Corporation reclassified approximately $3.7 billion from AFS debt securities to trading account assets. There were no net unrealized gains or losses associated with these securities recorded in accumulated OCI as these securities were hedged using SFAS 133 hedge accounting. Accordingly, there was no impact on the Corporation’s transition adjustment to beginning retained earnings upon adoption of SFAS 159 on January 1, 2007.

Residential Mortgage Portfolio

During the three months ended June 30, 2007 and 2006, we purchased $5.4 billion and $25.5 billion of residential mortgages related to ALM activities, and added $22.3 billion and $15.5 billion of originated residential mortgages. We sold $7.0 billion of residential mortgages during the three months ended June 30, 2007 resulting in a gain of $54 million. Additionally, we received paydowns of $8.1 billion and $6.5 billion for the three months ended June 30, 2007 and 2006.

During the six months ended June 30, 2007 and 2006, we purchased $21.9 billion and $29.8 billion of residential mortgages related to ALM activities, and added $40.4 billion and $22.5 billion of originated residential mortgages. We sold $18.3 billion of residential mortgages during the first half of 2007, which included $8.0 billion of originated residential mortgages resulting in a gain of $176 million. Additionally, we received paydowns of $15.4 billion and $12.0 billion for the six months ended June 30, 2007 and 2006. The ending balance at June 30, 2007 was $269.7 billion, compared to $222.8 billion at June 30, 2006.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to mitigate our interest rate and foreign exchange risk. We use derivatives to hedge the changes in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For additional information on our hedging activities, see Note 4 – Derivatives to the Consolidated Financial Statements.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 32 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at June 30, 2007 and December 31, 2006.

Changes to the composition of our derivatives portfolio reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our net receive fixed swap position (including foreign exchange contracts) increased $36.8 billion to $49.1 billion at June 30, 2007 compared to $12.3 billion at December 31, 2006. Changes in the notional levels of our net receive fixed swap position were driven by the net termination of $86.9 billion in pay fixed swaps partially offset by the net termination of $50.1 billion in receive fixed swaps. The notional amount of our foreign exchange basis swaps increased $11.1 billion to $43.0 billion at June 30, 2007 compared to $31.9 billion at December 31, 2006. The notional amount of our option position decreased $118.2 billion to $125.1 billion at June 30, 2007 compared to December 31, 2006. The decrease in the notional amount of options was due largely to the expiration of $200 billion in caps offset by the addition of $100 billion in caps. Notional levels of futures and forward rate contracts changed from $8.5 billion at December 31, 2006 to $510 million at June 30, 2007.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts decreased $356 million from a gain of $1.5 billion at December 31, 2006 to a gain of $1.1 billion at June 30, 2007. The decrease was primarily attributable to losses from changes in the value of foreign exchange contracts of $814 million, receive fixed interest rate swaps of $510 million and option products of $272 million. These losses were partially offset by gains from changes in the values of foreign exchange basis swaps of $1.1 billion, and pay fixed interest rate swaps of $98 million. The decrease in the value of foreign exchange contracts was largely due to the increase in foreign interest rates during the six months ended June 30, 2007. The decrease in the value of receive fixed interest rate swaps was due to increases in interest rates during the six month period partially offset by losses on terminated trades. The decrease in the value of the option portfolio was primarily attributable to expirations, net of purchases of $100 billion of caps and terminations of $18.2 billion of swaptions. The increase in the value of foreign exchange basis swaps was due to the strengthening of most foreign currencies against the U.S. dollar during the six months ended June 30, 2007. The increase in the value of pay fixed interest rate swaps was mainly due to the increase in interest rates over the six month period offset by gains on terminated trades.

Table 32 Asset and Liability Management Interest Rate and Foreign Exchange Contracts

June 30, 2007
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1)	$(1,258)								5.48
Notional amount		$35,905	$995	$4,844	$3,900	$3,252	$1,630	$21,284
Weighted average fixed rate		4.80%	4.33%	3.99%	4.17%	4.35%	4.50%	5.21%
Pay fixed interest rate swaps (1)	359								5.14
Notional amount		$13,340	$–	$–	$–	$–	$–	$13,340
Weighted average fixed rate		5.05%	–%	–%	–%	–%	–%	5.05%
Foreign exchange basis swaps (2)	3,097
Notional amount		$43,022	$77	$2,369	$3,022	$5,518	$4,092	$27,944
Option products (3)	45
Notional amount		125,105	–	125,000	–	70	–	35
Foreign exchange contracts (4)	(1,133)
Notional amount (5)		26,298	(336)	1,639	1,886	3,952	1,166	17,991
Futures and forward rate contracts (6)	(9)
Notional amount (5)		510	510	–	–	–	–	–
Net ALM contracts	$1,101
December 31, 2006
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1)	$(748)								4.42
Notional amount		$91,502	$2,795	$7,844	$48,900	$3,252	$1,630	$27,081
Weighted average fixed rate		4.90%	4.80%	4.41%	4.90%	4.35%	4.50%	5.14%
Pay fixed interest rate swaps (1)	261								2.93
Notional amount		$100,217	$15,000	$2,500	$44,000	$–	$250	$38,467
Weighted average fixed rate		4.98%	5.12%	5.11%	4.86%	–%	5.43%	5.06%
Foreign exchange basis swaps (2)	1,992
Notional amount		$31,916	$174	$2,292	$3,012	$5,351	$3,962	$17,125
Option products (3)	317
Notional amount		243,280	200,000	43,176	–	70	–	34
Foreign exchange contracts (4)	(319)
Notional amount (5)		20,319	(753)	1,588	1,901	3,850	1,104	12,629
Futures and forward rate contracts	(46)
Notional amount (5)		8,480	8,480	–	–	–	–	–
Net ALM contracts	$1,457

(1)

At June 30, 2007, $1.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2006, $4.2 billion of the receive fixed and $52.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(3)	Option products include $125.1 billion in caps at June 30, 2007. Option products include $225.1 billion in caps and $18.2 billion in swaptions at December 31, 2006.

(4)

Foreign exchange contracts include foreign-denominated receive fixed interest rate swaps, cross-currency receive fixed interest rate swaps and foreign currency forward rate contracts. Total notional was comprised of $26.6 billion in foreign-denominated and cross-currency receive fixed swaps and $279 million in foreign currency forward rate contracts at June 30, 2007 and $21.0 billion in foreign-denominated and cross-currency receive fixed swaps and $697 million in foreign currency forward rate contracts at December 31, 2006.

(5)	Reflects the net of long and short positions.

(6)	At June 30, 2007, the position was comprised of $510 million in forward purchase contracts that settled in July 2007, with an average yield of 6.02%.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and closed derivative instruments recorded in accumulated OCI net of tax was $3.3 billion at June 30, 2007. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to interest rates beyond what is implied in forward yield curves at June 30, 2007, the net losses are expected to be reclassified into earnings as follows: $1.0 billion (pre-tax), or 20 percent within the next year, 58 percent within five years, 83 percent within 10 years, with the remaining 17 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

The amounts included in accumulated OCI for terminated derivative contracts were losses of $3.3 billion and $3.2 billion, net of tax, at June 30, 2007 and December 31, 2006. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

IRLCs on loans intended to be sold are subject to interest rate risk between the date of the IRLC and the date the loan is funded. Residential first mortgage loans held-for-sale are subject to interest rate risk from the date of funding until the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage loans held-for-sale. At June 30, 2007, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage loans held-for-sale was $16.3 billion.

The Corporation adopted SFAS 159 as of January 1, 2007 and elected to account for certain mortgage loans held-for-sale at fair value. At June 30, 2007, residential mortgage loans held-for-sale in connection with mortgage banking activities for which the fair value option was elected had an aggregate fair value of $10.64 billion and an aggregate outstanding principal balance of $10.69 billion. Net gains resulting from changes in fair value of these loans, including realized gains and losses on sale, of $3 million and $59 million were recorded in mortgage banking income for the three and six months ended June 30, 2007. The adoption of SFAS 159 resulted in an increase of $22 million and $61 million in mortgage banking income for the three and six months ended June 30, 2007, and in an increase of $36 million and $65 million in noninterest expense for the three and six months ended June 30, 2007. Subsequent to the adoption of SFAS 159, mortgage loan origination costs are recognized in noninterest expense when incurred. Previously, mortgage loan origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At June 30, 2007, the amount of MSRs identified as being hedged by derivatives was approximately $3.3 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at June 30, 2007 was $44.9 billion. For additional information on MSRs see Note 15 – Mortgage Servicing Rights to the Consolidated Financial Statement.

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

Recent Accounting and Reporting Developments

See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007, are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. Effective January 1, 2007, the Corporation adopted SFAS 157 and SFAS 159. For further information on fair value of certain financial assets and liabilities, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 69 through 72 of Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Glossary

Assets in Custody – Consist largely of custodial and non-discretionary trust assets administered for customers excluding brokerage assets. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of Global Wealth and Investment Management which generate asset management fees based on a percentage of the assets’ market value. AUM reflects assets that are generally managed for institutional, high net-worth and retail clients and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts.

Bridge Loan – A loan or security which is expected to be replaced by permanent financing (debt or equity securities, loan syndication or asset sales) prior to the maturity date of the loan. Bridge loans may include an unfunded commitment, as well as funded amounts, and are generally expected to be retired in one year or less.

Client Brokerage Assets – Include client assets which are held in brokerage accounts. This includes non-discretionary brokerage and fee-based assets which generate brokerage income and asset management fee revenue.

Co-branding Affinity Agreements – Contracts with our endorsing partners outlining specific marketing rights, compensation and other terms and conditions mutually agreed to by the Corporation and its partners.

Committed Credit Exposure – Committed credit exposure includes any funded portion of a facility plus the unfunded portion of a facility on which the Corporation is legally bound to advance funds during a specified period under prescribed conditions.

Core Net Interest Income—Managed Basis – Net interest income on a fully taxable-equivalent basis excluding the impact of market-based activities and certain securitizations.

Credit Derivatives / Credit Default Swaps (CDS) – A derivative contract that provides protection against the deterioration of credit quality and would allow one party to receive payment in the event of default by a third party under a borrowing arrangement.

Derivative – A contract or agreement whose value is derived from changes in an underlying index such as interest rates, foreign exchange rates or prices of securities. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts.

Excess Servicing Income – For certain assets that have been securitized, interest income, fee revenue and recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables are all reclassified into excess servicing income, which is a component of card income. Excess servicing income also includes the changes in fair value of the Corporation’s card related retained interests.

Interest-only (IO) Strip – A residual interest in a securitization trust representing the right to receive future net cash flows from securitized assets after payments to third party investors and net credit losses. These arise when assets are transferred to a special purpose entity as part of an asset securitization transaction qualifying for sale treatment under GAAP.

Letter of Credit – A document issued by the Corporation on behalf of a customer to a third party promising to pay that third party upon presentation of specified documents. A letter of credit effectively substitutes the Corporation’s credit for that of the Corporation’s customer.

Managed Basis – Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Noninterest income, both on a held and managed basis, also includes the impact of adjustments to the interest-only strip that are recorded in card income.

Managed Net Losses – Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

Mortgage Servicing Right (MSR) – The right to service a mortgage loan when the underlying loan is sold or securitized. Servicing includes collections for principal, interest and escrow payments from borrowers and accounting for and remitting principal and interest payments to investors.

Net Interest Yield – Net interest income divided by average total interest-earning assets.

Operating Basis – A basis of presentation not defined by GAAP that excludes merger and restructuring charges.

Return on Average Common Shareholders’ Equity (ROE) – Measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit.

Return on Average Tangible Shareholders’ Equity (ROTE) – Measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit reduced by allocated goodwill.

Securitize / Securitization – A process by which financial assets are sold to a special purpose entity, which then issues securities collateralized by those underlying assets, and the return on the securities issued is based on the principal and interest cash flow of the underlying assets.

Unrecognized Tax Benefit (UTB) – The difference between the benefit recognized for a tax position in accordance with FIN 48, which is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement, and the tax benefit claimed on a tax return.

Value-at-Risk (VAR) – A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. VAR is a key statistic used to measure and manage market risk.

Variable Interest Entities (VIE) – A term defined by FIN 46(R) for an entity whose equity investors do not have a controlling financial interest. The entity may not have sufficient equity at risk to finance its activities without additional subordinated financial support from third parties. The equity investors may lack the ability to make significant decisions about the entity’s activities, or they may not absorb the losses or receive the residual returns generated by the assets and other contractual arrangements of the VIE. A VIE must be consolidated by its primary beneficiary, if any, which is the party that will absorb the majority of the expected losses or expected residual returns of the VIE or both.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management beginning on page 107 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Corporation’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer.

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

Changes in internal controls

In addition and as of the end of the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 – Commitments and Contingencies to the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Form 10-Q for the three months ended March 31, 2007 and the Current Reports on Form 8-K filed since December 31, 2006.

Item 1A. Risk Factors

The following is added to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s 2006 Annual Report on Form 10-K:

Certain credit markets experienced difficult conditions and volatility during the first six months of 2007. These markets continued to experience pressure into the third quarter including the well publicized sub-prime mortgage market as well as related financings. Further, in late July and early August, market uncertainty increased dramatically and further expanded to other markets (e.g., leveraged finance, collateralized debt obligations and other structured products). These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. The Corporation’s GCIB segment operates in these markets, either directly or indirectly, through exposures in securities, loans, derivatives and other commitments. While it is difficult to predict how long these conditions will exist and which markets, products or other businesses of the Corporation will ultimately be affected, these factors could adversely impact the Corporation’s results of operations.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

See Note 11 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements for information on the monthly share repurchase activity for the three and six months ended June 30, 2007 and 2006, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 4. Submission of Matters to a Vote of Security Holders

1.	The Annual Meeting of Stockholders was held on April 25, 2007.

2.	The following are the voting results on each matter submitted to the stockholders:

a.	To elect 17 directors

	For	Against	Abstain
William Barnet, III	3,851,934,737	29,275,048	36,440,971
Frank P. Bramble, Sr.	3,835,156,136	45,886,499	36,608,121
John T. Collins	3,856,940,070	23,989,997	36,720,689
Gary L. Countryman	3,858,104,342	22,608,774	36,937,640
Tommy R. Franks	3,847,426,510	33,092,560	37,131,686
Charles K. Gifford	3,822,948,207	58,246,454	36,456,095
W. Steven Jones	3,859,378,569	21,425,887	36,846,300
Kenneth D. Lewis	3,825,405,072	55,633,142	36,612,542
Monica C. Lozano	3,855,848,896	25,084,460	36,717,400
Walter E. Massey	3,851,749,186	28,976,220	36,925,350
Thomas J. May	3,851,972,238	28,616,613	37,061,905
Patricia E. Mitchell	3,846,729,699	34,289,532	36,631,525
Thomas M. Ryan	3,831,319,303	49,779,902	36,551,551
O. Temple Sloan, Jr.	3,811,480,713	68,301,554	37,868,489
Meredith R. Spangler	3,820,877,540	59,376,505	37,396,711
Robert L. Tillman	3,835,714,314	45,568,228	36,368,214
Jackie M. Ward	3,803,882,174	76,272,033	37,496,549

b.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007

For	Against	Abstentions
3,687,332,864	195,466,924	34,850,568

c.	To consider a stockholder proposal regarding stock options

For	Against	Abstentions	Broker Non-Vote
117,647,325	2,895,210,563	54,373,623	850,419,245

d.	To consider a stockholder proposal regarding the number of directors

For	Against	Abstentions	Broker Non-Vote
91,428,674	2,918,502,019	57,298,822	850,421,241

e.	To consider a stockholder proposal regarding an independent board chairman

For	Against	Abstentions	Broker Non-Vote
498,150,175	2,516,774,007	52,305,333	850,421,241

Item 6. Exhibits

Exhibit 2(a)

Purchase and Sale Agreement, dated as of April 22, 2007, by and between ABN AMRO Bank N.V. and the Registrant, incorporated by reference to Exhibit 2.01 of the Registrant’s Current Report on Form 8-K filed April 26, 2007

Exhibit 3(a)

Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

Exhibit 4(a)

Fifteenth Supplemental Indenture dated as of May 31, 2007, between the Registrant and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed June 1, 2007

Exhibit 11	Earnings Per Share Computation - included in Note 11 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date: August 8, 2007	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer (Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description
2(a)

Purchase and Sale Agreement, dated as of April 22, 2007, by and between ABN AMRO Bank N.V. and the Registrant, incorporated by reference to Exhibit 2.01 of the Registrant’s Current Report on Form 8-K filed April 26, 2007

3(a)

Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

4(a)

Fifteenth Supplemental Indenture dated as of May 31, 2007, between the Registrant and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed June 1, 2007

11	Earnings Per Share Computation - included in Note 11 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002