Form 10-Q
period 2007-09-30
BANK OF AMERICA CORP /DE/
filed 2007-11-09
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes    No ✓

On October 31, 2007, there were 4,438,318,140 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation September 30, 2007 Form 10-Q

Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2007	2006	2007	2006
Interest income
Interest and fees on loans and leases	$14,111	$12,638	$40,318	$35,569
Interest on debt securities	2,334	3,080	7,046	9,215
Federal funds sold and securities purchased under agreements to resell	1,839	2,146	5,974	5,755
Trading account assets	2,519	1,856	7,059	5,031
Other interest income	1,230	952	3,428	2,524
Total interest income	22,033	20,672	63,825	58,094
Interest expense
Deposits	4,545	3,976	12,840	10,491
Short-term borrowings	5,521	5,467	16,376	14,618
Trading account liabilities	906	727	2,619	1,840
Long-term debt	2,446	1,916	6,721	5,153
Total interest expense	13,418	12,086	38,556	32,102
Net interest income	8,615	8,586	25,269	25,992
Noninterest income
Card income	3,595	3,473	10,486	10,571
Service charges	2,221	2,147	6,493	6,125
Investment and brokerage services	1,378	1,085	3,720	3,334
Investment banking income	389	510	1,801	1,623
Equity investment income	904	705	3,747	2,122
Trading account profits (losses)	(1,457)	731	305	2,706
Mortgage banking income	155	189	516	415
Gains (losses) on sales of debt securities (1)	7	(469)	71	(464)
Other income	122	1,227	1,239	1,670
Total noninterest income	7,314	9,598	28,378	28,102
Total revenue, net of interest expense	15,929	18,184	53,647	54,094

Provision for credit losses	2,030	1,165	5,075	3,440

Noninterest expense
Personnel	4,169	4,474	13,931	13,767
Occupancy	754	696	2,211	2,100
Equipment	336	318	1,018	978
Marketing	552	587	1,644	1,713
Professional fees	258	259	770	710
Amortization of intangibles	429	441	1,209	1,322
Data processing	463	426	1,372	1,245
Telecommunications	255	237	750	685
Other general operating	1,243	1,156	3,558	3,423
Merger and restructuring charges	84	269	270	561
Total noninterest expense	8,543	8,863	26,733	26,504
Income before income taxes	5,356	8,156	21,839	24,150
Income tax expense	1,658	2,740	7,125	8,273
Net income	$3,698	$5,416	$14,714	$15,877
Preferred stock dividends	43	-	129	9
Net income available to common shareholders	$3,655	$5,416	$14,585	$15,868
Per common share information
Earnings	$0.83	$1.20	$3.30	$3.49
Diluted earnings	0.82	1.18	3.25	3.44
Dividends paid	0.64	0.56	1.76	1.56
Average common shares issued and outstanding (in thousands)	4,420,616	4,499,704	4,424,269	4,547,693
Average diluted common shares issued and outstanding (in thousands)	4,475,917	4,570,558	4,483,465	4,614,599

(1)	Effective April 1, 2007, the Corporation changed its income statement presentation to reflect gains (losses) on sales of debt securities as a component of noninterest income.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet

(Dollars in millions)	September 30 2007	December 31 2006
Assets
Cash and cash equivalents	$34,956	$36,429
Time deposits placed and other short-term investments	8,829	13,952
Federal funds sold and securities purchased under agreements to resell (includes $2,561 measured at fair value at September 30, 2007 and $135,110 and $135,409 pledged as collateral)	135,150	135,478
Trading account assets (includes $72,704 and $92,274 pledged as collateral)	179,365	153,052
Derivative assets	30,843	23,439
Debt securities:
Available-for-sale (includes $99,048 and $83,785 pledged as collateral)	176,778	192,806
Held-to-maturity, at cost (fair value – $518 and $40)	518	40
Total debt securities	177,296	192,846
Loans and leases (includes $4,525 measured at fair value at September 30, 2007 and $119,371 and $14,290 pledged as collateral)	793,537	706,490
Allowance for loan and lease losses	(9,535)	(9,016)
Loans and leases, net of allowance	784,002	697,474
Premises and equipment, net	9,762	9,255
Mortgage servicing rights (includes $3,179 and $2,869 measured at fair value)	3,417	3,045
Goodwill	67,433	65,662
Intangible assets	9,635	9,422
Other assets (includes $26,285 measured at fair value at September 30, 2007)	138,075	119,683
Total assets	$1,578,763	$1,459,737
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$165,343	$180,231
Interest-bearing (includes $521 measured at fair value at September 30, 2007)	434,728	418,100
Deposits in foreign offices:
Noninterest-bearing	3,950	4,577
Interest-bearing	95,201	90,589
Total deposits	699,222	693,497
Federal funds purchased and securities sold under agreements to repurchase	199,293	217,527
Trading account liabilities	87,155	67,670
Derivative liabilities	19,012	16,339
Commercial paper and other short-term borrowings	201,155	141,300
Accrued expenses and other liabilities (includes $454 measured at fair value at September 30, 2007 and $392 and $397 of reserve for unfunded lending commitments)	48,932	42,132
Long-term debt	185,484	146,000
Total liabilities	1,440,253	1,324,465

Commitments and contingencies (Note 9 – Variable Interest Entities and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding – 143,739 and 121,739 shares	3,401	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized – 7,500,000,000 shares; issued and outstanding – 4,436,855,341 and 4,458,151,391 shares	60,276	61,574
Retained earnings	84,027	79,024
Accumulated other comprehensive income (loss)	(8,615)	(7,711)
Other	(579)	(466)
Total shareholders’ equity	138,510	135,272
Total liabilities and shareholders’ equity	$1,578,763	$1,459,737

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
		Shares	Amount

Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533
Net income				15,877			15,877	$15,877
Net changes in available-for-sale debt and marketable equity securities					(106)		(106)	(106)
Net changes in foreign currency translation adjustments					177		177	177
Net changes in derivatives					618		618	618
Cash dividends paid:
Common				(7,149)			(7,149)
Preferred				(9)			(9)
Issuance of preferred stock	825						825
Redemption of preferred stock	(270)						(270)
Common stock issued under employee plans and related tax benefits		98,312	3,988			(135)	3,853
Stock issued in acquisition (2)		631,145	29,377				29,377
Common stock repurchased		(231,000)	(11,129)				(11,129)

Balance, September 30, 2006	$826	4,498,145	$63,929	$76,271	$(6,867)	$(562)	$133,597	$16,566

Balance, December 31, 2006	$2,851	4,458,151	$61,574	$79,024	$(7,711)	$(466)	$135,272
Cumulative adjustment for accounting changes (3):
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				14,714			14,714	$14,714
Net changes in available-for-sale debt and marketable equity securities					(1,130)		(1,130)	(1,130)
Net changes in foreign currency translation adjustments					156		156	156
Net changes in derivatives					(22)		(22)	(22)
Amortization of costs included in net periodic benefit costs					92		92	92
Cash dividends paid:
Common				(7,847)			(7,847)
Preferred				(129)			(129)
Issuance of preferred stock	550						550
Common stock issued under employee plans and related tax benefits		49,734	2,366			(113)	2,253
Common stock repurchased		(71,030)	(3,664)				(3,664)

Balance, September 30, 2007	$3,401	4,436,855	$60,276	$84,027	$(8,615)	$(579)	$138,510	$13,810

(1)	Amounts shown are net of tax. For additional information on accumulated OCI, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(2)	Includes adjustment for the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million.

(3)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2007	2006
Operating activities
Net income	$14,714	$15,877
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,075	3,440
(Gains) losses on sales of debt securities	(71)	464
Depreciation and premises improvements amortization	836	835
Amortization of intangibles	1,209	1,322
Deferred income tax (benefit) expense	(213)	1,322
Net (increase) decrease in trading and derivative instruments	(14,252)	7,830
Net increase in other assets	(19,157)	(26,704)
Net increase in accrued expenses and other liabilities	7,238	648
Other operating activities, net	3,429	(2,192)
Net cash provided by (used in) operating activities	(1,192)	2,842
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	5,135	(295)
Net decrease in federal funds sold and securities purchased under agreements to resell	148	13,903
Proceeds from sales of available-for-sale debt securities	10,956	17,122
Proceeds from paydowns and maturities of available-for-sale debt securities	15,231	17,708
Purchases of available-for-sale debt securities	(7,217)	(38,270)
Proceeds from maturities of held-to-maturity debt securities	547	-
Purchases of held-to-maturity debt securities	(116)	-
Proceeds from sales of loans and leases	45,058	29,902
Other changes in loans and leases, net	(138,371)	(96,643)
Net purchases of premises and equipment	(1,318)	(398)
Proceeds from sales of foreclosed properties	60	86
(Acquisition) divestiture of business activities, net	(3,694)	(3,615)
Other investing activities, net	2,078	(222)
Net cash used in investing activities	(71,503)	(60,722)
Financing activities
Net increase in deposits	2,318	7,249
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(18,809)	18,109
Net increase in commercial paper and other short-term borrowings	59,928	17,454
Proceeds from issuance of long-term debt	60,580	37,403
Retirement of long-term debt	(23,018)	(13,507)
Issuance of preferred stock	550	825
Redemption of preferred stock	-	(270)
Proceeds from issuance of common stock	1,022	2,587
Common stock repurchased	(3,664)	(11,129)
Cash dividends paid	(7,976)	(7,158)
Excess tax benefits related to share-based payments	233	342
Other financing activities, net	(52)	121
Net cash provided by financing activities	71,112	52,026
Effect of exchange rate changes on cash and cash equivalents	110	94
Net decrease in cash and cash equivalents	(1,473)	(5,760)
Cash and cash equivalents at January 1	36,429	36,999
Cash and cash equivalents at September 30	$34,956	$31,239

The fair values of noncash assets acquired and liabilities assumed in the U.S. Trust Corporation merger were $12.9 billion and $9.8 billion at July 1, 2007.

During the nine months ended September 30, 2007, the Corporation sold its operations in Chile and Uruguay for approximately $750 million in equity in Banco Itaú Holding Financeira S.A., and its assets in BankBoston Argentina for the assumption of its liabilities. The total assets and liabilities in these divestitures were $6.1 billion and $5.6 billion.

During the nine months ended September 30, 2007, the Corporation transferred $1.7 billion of trading account assets to AFS debt securities.

On January 1, 2007, the Corporation transferred $3.7 billion of AFS debt securities to trading account assets following the adoption of SFAS 159.

The fair values of noncash assets acquired and liabilities assumed in the MBNA merger were $83.3 billion and $50.4 billion at January 1, 2006.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion, were issued in connection with the MBNA merger at January 1, 2006.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation), through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At September 30, 2007, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A.

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

Effective January 1, 2007, the Corporation changed its basis of presentation for its business segments. For additional information, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Effective April 1, 2007, the Corporation changed the current and historical presentation of its Consolidated Statement of Income to present gains (losses) on sales of debt securities as a component of noninterest income.

Prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

On June 27, 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 06–11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06–11 requires that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The Corporation currently accounts for this tax benefit as a reduction to income tax expense. EITF 06–11 is to be applied prospectively for tax benefits on dividends declared by the Corporation on or after January 1, 2008. The Corporation expects to adopt the provisions of EITF 06–11 on January 1, 2008. The adoption of EITF 06–11 will not have a material impact on the Corporation’s financial condition and results of operations.

Effective January 1, 2007, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 reduced the beginning balance of retained earnings as of January 1, 2007 by $208 million, net of tax. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. For additional information on the fair value of certain financial assets and liabilities, see Note 15 – Fair Value Disclosures to the Consolidated Financial Statements.

Effective January 1, 2007, the Corporation adopted FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. The adoption of FSP 13-2 reduced the beginning balance of retained earnings as of January 1, 2007 by $1.4 billion, net of tax, with a corresponding offset decreasing the net investment in leveraged leases recorded as part of loans and leases. Following the adoption, if during the remainder of the lease term the timing of the income tax cash flows generated by the leveraged leases are revised as a result of final determination by the Internal Revenue Service on certain leveraged leases or management changes its assumption about the timing of the tax cash flows, the rate of return shall be recalculated from the inception of the lease using the revised assumption and the change in the net investment shall be recognized as a gain or loss in the year in which the assumption is changed.

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption of FIN 48 reduced the beginning balance of retained earnings as of January 1, 2007 by $146 million and increased goodwill by $52 million. For additional information on income taxes, see Note 14 – Income Taxes to the Consolidated Financial Statements.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

NOTE 2 – Merger and Restructuring Activity

On October 1, 2007, the Corporation acquired all the outstanding shares of ABN Amro North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. With this acquisition, the Corporation significantly expanded its metropolitan Chicago and Michigan presence by adding LaSalle’s commercial banking clients, retail customers, and banking centers. LaSalle’s results of operations will be included in the Corporation’s results beginning October 1, 2007.

On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. The Corporation allocated $1.6 billion to goodwill and $1.3 billion to intangible assets as part of the preliminary purchase price allocation. U.S. Trust Corporation’s results of operations were included in the Corporation’s results beginning July 1, 2007.

On January 1, 2006, the Corporation acquired 100 percent of the outstanding stock of MBNA. MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and those of acquired entities. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Severance and employee-related charges	$21	$40	$39	$74
Systems integrations and related charges	47	183	183	363
Other	16	46	48	124

Total merger and restructuring charges (1)	$84	$269	$270	$561

(1)

Included for the three and nine months ended September 30, 2007 are merger-related charges of $46 million and $61 million related to the U.S. Trust Corporation acquisition and $38 million and $209 million related to the MBNA acquisition.

Merger-related Exit Cost and Restructuring Reserves

As of December 31, 2006, there were $125 million of exit cost reserves related to the MBNA acquisition, including $121 million for severance, relocation and other employee-related expenses and $4 million for contract terminations. During both the three and nine months ended September 30, 2007, $35 million was added to the exit cost reserves related to the U.S. Trust Corporation acquisition. Included in the $35 million were $30 million for severance and other employee-related expenses and $5 million for contract terminations. Cash payments of $12 million and $57 million during the three and nine months ended September 30, 2007, consisted of $12 million and $55 million of severance, relocation and other employee-related costs. In addition, cash payments of $2 million for contract terminations were recorded during the nine months ended September 30, 2007.

As of December 31, 2006, there were $67 million of restructuring reserves related to the MBNA acquisition, including $58 million related to severance and other employee-related expenses and $9 million related to contract terminations. During the three and nine months ended September 30, 2007, $21 million and $37 million were added to the restructuring reserve consisting of severance and other employee-related expenses associated with the MBNA and U.S. Trust Corporation acquisitions. Cash payments of $7 million and $54 million during the three and nine months ended September 30, 2007 consisted of $7 million and $49 million of severance and other employee-related costs. In addition, cash payments of $5 million for contract terminations have reduced this liability during the nine months ended September 30, 2007.

Payments under exit cost and restructuring reserves associated with the MBNA merger are expected to be substantially completed in 2007 while payments associated with the U.S. Trust Corporation acquisition will continue through 2008. The following table presents the changes in exit cost and restructuring reserves for the three and nine months ended September 30, 2007 and 2006.

	Exit Cost Reserves (1, 2)		Restructuring Reserves (2, 3)
(Dollars in millions)	2007	2006	2007	2006
Balance, January 1	$125	$-	$67	$-
MBNA exit costs and restructuring charges	-	368	16	74
Cash payments	(45)	(67)	(47)	(4)
Balance, June 30	80	301	36	70
MBNA exit costs and restructuring charges	-	(69)	2	59
U.S. Trust Corporation exit costs and restructuring charges	35	-	19	-
Cash payments	(12)	(41)	(7)	(7)
Balance, September 30	$103	$191	$50	$122

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.

(2)

At September 30, 2007, there were no exit cost and restructuring reserves related to the LaSalle acquisition. The Corporation will record exit cost and restructuring reserves related to the LaSalle acquisition beginning in the fourth quarter of 2007.

(3)	Restructuring reserves were established by a charge to merger and restructuring charges.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at September 30, 2007 and December 31, 2006.

(Dollars in millions)	September 30 2007	December 31 2006
Trading account assets
Corporate securities, trading loans and other	$60,848	$53,923
U.S. Government and agency securities (1)	46,327	36,656
Equity securities	32,022	27,103
Mortgage trading loans and asset-backed securities	21,324	15,449
Foreign sovereign debt	18,844	19,921
Total trading account assets	$179,365	$153,052
Trading account liabilities
U.S. Government and agency securities	$38,650	$26,760
Equity securities	31,995	23,908
Foreign sovereign debt	8,532	9,261
Corporate securities and other	7,978	7,741
Total trading account liabilities	$87,155	$67,670

(1)

Includes $18.8 billion and $22.7 billion at September 30, 2007 and December 31, 2006 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. government.

NOTE 4 – Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) accounting purposes. Derivatives designated as hedges for SFAS 133 purposes are either accounted for as cash flow, fair value or net investment hedges. Derivatives held for trading purposes are included in derivative assets or derivative liabilities with changes in fair value reflected in trading account profits (losses). Other derivatives that are used as economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in derivative assets or derivative liabilities with changes in fair value recorded in mortgage banking income or other income. A detailed discussion of derivative trading activities and asset and liability management (ALM) activities are presented in Note 1 – Summary of Significant Accounting Principles and Note 4—Derivatives to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

The following table presents the contract/notional amounts and credit risk amounts at September 30, 2007 and December 31, 2006 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At September 30, 2007 and December 31, 2006, the cash collateral applied against derivative assets on the Consolidated Balance Sheet was $9.6 billion and $7.3 billion. In addition, at September 30, 2007 and December 31, 2006, the cash collateral placed against derivative liabilities was $7.4 billion and $6.5 billion.

	September 30, 2007		December 31, 2006
(Dollars in millions)	Contract/ Notional (1)	Credit Risk	Contract/ Notional (1)	Credit Risk
Interest rate contracts
Swaps	$22,339,658	$10,332	$18,185,655	$9,601
Futures and forwards	2,385,605	87	2,283,579	103
Written options	1,503,936	-	1,043,933	-
Purchased options	1,590,442	2,245	1,308,888	2,212
Foreign exchange contracts
Swaps	535,712	6,871	451,462	4,241
Spot, futures and forwards	1,651,657	4,602	1,234,009	2,995
Written options	388,337	-	464,420	-
Purchased options	381,459	1,487	414,004	1,391
Equity contracts
Swaps	57,808	1,742	32,247	577
Futures and forwards	19,427	87	19,947	24
Written options	214,339	-	102,902	-
Purchased options	236,880	6,937	104,958	7,513
Commodity contracts
Swaps	13,242	726	4,868	1,129
Futures and forwards	21,300	39	13,513	2
Written options	17,364	-	9,947	-
Purchased options	16,764	227	6,796	184
Credit derivatives	2,959,027	5,050	1,497,869	756

Credit risk before cash collateral		40,432		30,728
Less: Cash collateral applied		9,589		7,289
Total derivative assets		$30,843		$23,439

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both short and long positions.

The average fair value of derivative assets, less cash collateral, for the three months ended September 30, 2007 and December 31, 2006 was $30.9 billion and $24.3 billion. The average fair value of derivative liabilities for the three months ended September 30, 2007 and December 31, 2006 was $21.5 billion and $17.1 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated other comprehensive income (OCI) of approximately $1.3 billion ($800 million after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to impact net interest income related to the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in net interest income	$35	$6	$(1)	$5
Cash flow hedges
Hedge ineffectiveness recognized in net interest income	(8)	7	(1)	10
Net gains on transactions which are probable of not occurring recognized in other income	32	-	18	-

The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days. The Corporation recorded net derivative losses in accumulated OCI associated with net investment hedges of $266 million and $568 million for the three and nine months ended September 30, 2007 as compared to losses of $94 million and $296 million for the same periods in the prior year.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt and marketable equity securities at September 30, 2007 and December 31, 2006 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, September 30, 2007
U.S. Treasury securities and agency debentures	$763	$2	$(4)	$761
Mortgage-backed securities (1)	150,632	7	(5,719)	144,920
Foreign securities	7,739	4	(180)	7,563
Corporate/Agency bonds	3,799	6	(97)	3,708
Other taxable securities (2)	13,215	7	(52)	13,170
Total taxable securities	176,148	26	(6,052)	170,122
Tax-exempt securities	6,721	7	(72)	6,656
Total available-for-sale debt securities	$182,869	$33	$(6,124)	$176,778
Available-for-sale marketable equity securities (3)	$3,313	$176	$(195)	$3,294

Available-for-sale debt securities, December 31, 2006
U.S. Treasury securities and agency debentures	$697	$-	$(9)	$688
Mortgage-backed securities (1)	161,693	4	(4,804)	156,893
Foreign securities	12,126	2	(78)	12,050
Corporate/Agency bonds	4,699	-	(96)	4,603
Other taxable securities (2)	12,077	10	(38)	12,049
Total taxable securities	191,292	16	(5,025)	186,283
Tax-exempt securities	6,493	64	(34)	6,523
Total available-for-sale debt securities	$197,785	$80	$(5,059)	$192,806
Available-for-sale marketable equity securities (3)	$2,799	$408	$(10)	$3,197

(1)	Substantially all securities were issued by U.S. government-backed or government-sponsored enterprises.

(2)	Includes asset-backed securities.

(3)	Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet.

At September 30, 2007, the amortized cost and fair value of both taxable and tax-exempt held-to-maturity debt securities were $518 million. At December 31, 2006, the amortized cost and fair value of both taxable and tax-exempt held-to-maturity debt securities were $40 million. Effective January 1, 2007, the Corporation redesignated $909 million of debt securities at amortized cost from AFS to held-to-maturity.

At September 30, 2007 and December 31, 2006, accumulated net unrealized losses on AFS debt and marketable equity securities included in accumulated OCI were $3.9 billion and $2.9 billion, net of the related income tax benefit of $2.2 billion and $1.7 billion, respectively.

For all AFS debt and marketable equity securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery.

Certain Corporate and Strategic Investments

In August 2007, the Corporation made a $2.0 billion investment in Countrywide Financial Corporation (Countrywide), the largest mortgage lender in the U.S., in the form of a Series B non-voting convertible preferred security yielding 7.25 percent, which is recorded in other assets. The security is convertible into common stock of Countrywide at $18 per share, which would result in an ownership interest of approximately 16 percent in Countrywide if converted. This investment is accounted for under the cost method of accounting.

The Corporation owns approximately eight percent, or 19.1 billion shares, of the stock of China Construction Bank (CCB) which is recorded in other assets. These shares are accounted for at cost as they are non-transferable until October 2008. The Corporation also holds an option to increase its ownership interest in CCB to 19.1 percent. This option expires in February 2011. The strike price of the option is based on the initial public offering price that steps up on an annual basis beginning at 103 percent and is capped at 118 percent depending on when the option is exercised.

Additionally, the Corporation owns approximately 137.0 million and 41.1 million of preferred and common shares, respectively, of Banco Itaú Holding Financeira S.A. (Banco Itaú) at September 30, 2007 which are recorded in other assets. These shares are accounted for at cost as they are non-transferable until May 2009.

The shares of CCB and Banco Itaú are currently carried at cost but, in accordance with GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI beginning in the fourth quarter of 2007 and second quarter of 2008. Dividend income on these investments is accounted for as part of equity investment income. The cost of the CCB and Banco Itaú investments was $3.0 billion and $2.6 billion. The fair values of the CCB shares and Banco Itaú shares were approximately $17.5 billion and $4.5 billion at September 30, 2007.

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

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at September 30, 2007 and December 31, 2006 were:

(Dollars in millions)	September 30 2007	December 31 2006
Consumer
Residential mortgage	$271,753	$241,181
Credit card – domestic	58,716	61,195
Credit card – foreign	12,986	10,999
Home equity (1)	101,046	87,893
Direct/Indirect consumer (1)	70,424	55,504
Other consumer (1, 2)	7,780	8,933
Total consumer	522,705	465,705
Commercial
Commercial – domestic (3)	177,251	161,982
Commercial real estate (4)	40,374	36,258
Commercial lease financing	20,357	21,864
Commercial – foreign	28,325	20,681
Total commercial loans measured at historical cost	266,307	240,785
Commercial loans measured at fair value (5)	4,525	n/a
Total commercial	270,832	240,785
Total loans and leases	$793,537	$706,490

(1)	Home equity loans of $13.0 billion at December 31, 2006 have been reclassified to home equity from direct/indirect consumer and other consumer to conform to the current period presentation.

(2)	Includes foreign consumer loans of $4.6 billion and $6.2 billion, and consumer finance loans of $3.1 billion and $2.8 billion at September 30, 2007 and December 31, 2006.

(3)	Includes small business commercial – domestic loans of $16.4 billion and $13.7 billion at September 30, 2007 and December 31, 2006.

(4)

Includes domestic commercial real estate loans of $39.1 billion and $35.7 billion, and foreign commercial real estate loans of $1.2 billion and $578 million at September 30, 2007 and December 31, 2006.

(5)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.63 billion, commercial – foreign loans of $672 million and commercial real estate loans of $224 million at September 30, 2007. See Note 15 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a = not applicable

The following table presents the recorded loan amounts, without consideration for the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at September 30, 2007 and December 31, 2006. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

(Dollars in millions)	September 30 2007	December 31 2006
Commercial – domestic (1)	$766	$586
Commercial real estate	352	118
Commercial – foreign	16	13
Total impaired loans	$1,134	$717

(1)	Includes small business commercial – domestic loans of $97 million and $79 million at September 30, 2007 and December 31, 2006.

At September 30, 2007 and December 31, 2006, nonperforming loans and leases, including impaired and nonaccrual consumer loans, totaled $3.2 billion and $1.8 billion. In addition, included in other assets were consumer and commercial nonperforming loans held-for-sale of $93 million and $80 million at September 30, 2007 and December 31, 2006.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Allowance for loan and lease losses, beginning of period	$9,060	$9,080	$9,016	$8,045
Transition adjustment due to the adoption of SFAS 159	-	-	(32)	-
MBNA balance, January 1, 2006	-	-	-	577

Loans and leases charged off	(1,897)	(1,637)	(5,445)	(4,161)
Recoveries of loans and leases previously charged off	324	360	950	1,039
Net charge-offs	(1,573)	(1,277)	(4,495)	(3,122)
Provision for loan and lease losses	2,014	1,165	5,050	3,440
Other (1)	34	(96)	(4)	(68)
Allowance for loan and lease losses, September 30	9,535	8,872	9,535	8,872
Reserve for unfunded lending commitments, beginning of period	376	395	397	395
Transition adjustment due to the adoption of SFAS 159	-	-	(28)	-
Provision for unfunded lending commitments	16	-	25	-
Other	-	(7)	(2)	(7)
Reserve for unfunded lending commitments, September 30	392	388	392	388
Allowance for credit losses, September 30	$9,927	$9,260	$9,927	$9,260

(1)	Includes $25 million as of July 1, 2007 related to the acquisition of U.S. Trust Corporation.

NOTE 8 – Securitizations

The Corporation securitizes loans which may be serviced by the Corporation or by third parties. With each securitization the Corporation may retain all or a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, cash reserve accounts, all of which are known as retained interests. These retained interests are recorded in other assets and/or AFS debt securities and are carried at fair value or amounts that approximate fair value with changes recorded in income or accumulated OCI. Changes in the fair value for credit card related interest-only strips are recorded in card income.

As of September 30, 2007 and December 31, 2006 the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts were $100.4 billion and $96.8 billion. Key assumptions used in measuring the fair value of certain interests that continue to be held by the Corporation (included in other assets) from credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

(Dollars in millions)	September 30 2007	December 31 2006
Carrying amount of residual interests (at fair value) (1)	$3,040	$2,929
Balance of unamortized securitized loans	102,068	98,295
Weighted average life to call or maturity (in years)	0.3	0.3
Monthly payment rate	11.7-16.6%	11.2-19.8%
Impact on fair value of 10% favorable change	$48	$43
Impact on fair value of 25% favorable change	140	133
Impact on fair value of 10% adverse change	(35)	(38)
Impact on fair value of 25% adverse change	(83)	(82)
Expected credit losses (annual rate)	3.4-5.7%	3.8-5.8%
Impact on fair value of 10% favorable change	$121	$86
Impact on fair value of 25% favorable change	306	218
Impact on fair value of 10% adverse change	(121)	(85)
Impact on fair value of 25% adverse change	(302)	(211)
Residual cash flows discount rate (annual rate)	11.5%	12.5%
Impact on fair value of 100 bps favorable change	$11	$12
Impact on fair value of 200 bps favorable change	15	17
Impact on fair value of 100 bps adverse change	(13)	(14)
Impact on fair value of 200 bps adverse change	(26)	(27)

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $45.7 billion and $135.0 billion for the three and nine months ended September 30, 2007, and $41.6 billion and $120.8 billion for the three and nine months ended September 30, 2006. Contractual credit card servicing fee income totaled $526 million and $1.5 billion for the three and nine months ended September 30, 2007, and $472 million and $1.4 billion for the three and nine months ended September 30, 2006. Other cash flows received on credit card securitization interests that continued to be held by the Corporation were $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2007, and $1.7 billion and $5.1 billion for the three and nine months ended September 30, 2006.

NOTE 9 – Variable Interest Entities

The following table presents total assets of those VIEs in which the Corporation holds a significant variable interest and, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum exposure to loss. The Corporation’s maximum exposure to loss incorporates not only potential losses associated with assets recorded on the Corporation’s balance sheet but also off-balance sheet commitments, such as unfunded liquidity and lending commitments and other contractual arrangements.

	Consolidated (1)		Unconsolidated
(Dollars in millions)	Total Assets	Loss Exposure	Total Assets	Loss Exposure
Variable interest entities, September 30, 2007
Corporation-sponsored multi-seller conduits	$9,191	$12,603	$28,674	$50,024
Collateralized debt obligations	3,415	3,415	13,573	12,281
Leveraged lease trusts	6,187	6,187	-	-
Other	6,354	4,965	20,820	8,583
Total variable interest entities	$25,147	$27,170	$63,067	$70,888
Variable interest entities, December 31, 2006
Corporation-sponsored multi-seller conduits	$9,090	$11,515	$18,983	$29,836
Collateralized debt obligations	-	-	8,489	7,658
Leveraged lease trusts	8,575	8,575	-	-
Other	4,717	3,019	12,709	9,310
Total variable interest entities	$22,382	$23,109	$40,181	$46,804

(1)	The Corporation consolidates VIEs when it is the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

Corporation-sponsored multi-seller conduits

The Corporation administers three multi-seller conduits which provide a low-cost funding alternative to its customers by facilitating their access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue high-grade, short-term commercial paper that is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and standby letters of credit (SBLCs) or similar loss protection commitments to the conduits. The Corporation is the primary beneficiary of one conduit which is included in the Consolidated Financial Statements of the Corporation. The Corporation does not consolidate the other two conduits which issued capital notes to independent third parties as it does not expect to absorb a majority of the variability of the conduits. The assets of the consolidated conduit are recorded in AFS and held-to-maturity debt securities and other assets.

At September 30, 2007, the Corporation’s liquidity commitments to these conduits were collateralized by various classes of assets, including student loans of 24 percent, credit card loans of 13 percent, auto loans and trade receivables of eight percent each, and prime residential mortgages of four percent. Less than one percent of these commitments are collateralized by subprime residential mortgages. In addition, 27 percent of the Corporation’s commitments were collateralized by the conduits’ short-term lending obligations to investment funds (e.g., real estate limited partnerships, private equity or venture capital funds). Amounts advanced under these obligations are expected to be repaid when the investment funds issue capital calls to their qualified equity investors. Net revenues earned from fees associated with these commitments were $51 million and $135 million for the three and nine months ended September 30, 2007, and $34 million and $89 million for the three and nine months ended September 30, 2006.

Collateralized debt obligations

Collateralized debt obligations (CDOs) are special purpose entities (SPEs) that hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper, and equity securities. The Corporation receives fees for structuring the CDOs and/or placing debt securities with third party investors.

At September 30, 2007 and December 31, 2006, the Corporation provided liquidity support in the form of written put options on $10.0 billion and $2.1 billion of commercial paper issued by CDOs including $3.2 billion issued by the consolidated CDO at September 30, 2007. The commercial paper is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities, issued by the CDOs. The Corporation is obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. See Note 11 – Commitments and Contingencies to the Consolidated Financial Statements for more information on the written put options. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements. The assets of the consolidated conduit are recorded in trading account assets.

The Corporation also administers a CDO conduit that obtains funds by issuing commercial paper to third party investors. The conduit held $5.5 billion of assets at both September 30, 2007 and December 31, 2006 consisting of super senior tranches of debt securities issued by other CDOs. These securities benefit from overcollateralization exceeding the amount that would be required for a AAA rating. The Corporation provides liquidity support equal to the amount of assets in this conduit which obligates it to purchase the commercial paper at a predetermined contractual yield in the event of a severe disruption in the short-term funding market.

Net revenues earned from fees associated with these liquidity commitments were $2 million and $5 million for the three and nine months ended September 30, 2007, and $1 million and $2 million for the three and nine months ended September 30, 2006.

Leveraged lease trusts

The Corporation’s net investment in leveraged lease trusts totaled $6.2 billion and $8.6 billion at September 30, 2007 and December 31, 2006. These amounts, which were recorded in loans and leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Other

Other consolidated VIEs at September 30, 2007 and December 31, 2006 consisted primarily of securitization vehicles, including an asset acquisition conduit that holds securities on our behalf and term securitization vehicles that did not meet qualified special purpose entity (QSPE) status, as well as managed investment vehicles that invest in financial assets, primarily debt securities. The Corporation’s maximum exposure to loss of these VIEs included $1.3 billion and $1.1 billion of liquidity exposure to the consolidated asset acquisition conduit and $348 million and $272 million of liquidity exposure to consolidated trusts that hold municipal bonds at September 30, 2007 and December 31, 2006. The assets of these consolidated VIEs were recorded in trading account assets, AFS debt securities and other assets. Other unconsolidated VIEs at September 30, 2007 and December 31, 2006 consisted primarily of securitization vehicles, managed investment vehicles that invest in financial assets, primarily debt securities, and investments in affordable housing investment partnerships. Revenues associated with administration, asset management, liquidity, and other services were $4 million and $13 million for the three and nine months ended September 30, 2007 and $5 million and $17 million for the three and nine months ended September 30, 2006.

NOTE 10 – Goodwill and Intangible Assets

The following tables present goodwill and intangible assets at September 30, 2007 and December 31, 2006.

	September 30	December 31
(Dollars in millions)	2007	2006
Global Consumer and Small Business Banking	$38,895	$38,760
Global Corporate and Investment Banking	21,438	21,420
Global Wealth and Investment Management	6,891	5,243
All Other	209	239
Total goodwill	$67,433	$65,662

The gross carrying values and accumulated amortization related to intangible assets at September 30, 2007 and December 31, 2006 are presented below:

	September 30, 2007		December 31, 2006
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,971	$1,764	$6,790	$1,159
Core deposit intangibles	3,894	2,699	3,850	2,396
Affinity relationships	1,684	356	1,650	205
Other intangibles	2,675	770	1,525	633
Total intangible assets	$15,224	$5,589	$13,815	$4,393

The above tables include $1.6 billion of goodwill recorded in Global Wealth and Investment Management and $1.3 billion of intangible assets related to the preliminary purchase price allocation of U.S. Trust Corporation.

Amortization of intangibles expense was $429 million and $441 million for the three months ended September 30, 2007 and 2006, and $1.2 billion and $1.3 billion for the nine months ended September 30, 2007 and 2006. The Corporation estimates aggregate amortization expense will be approximately $425 million for the fourth quarter of 2007. In addition, the Corporation estimates that aggregate amortization expense will be approximately $1.6 billion, $1.3 billion, $1.3 billion, $1.0 billion and $900 million for 2008 through 2012, respectively. These estimates exclude the impact of the LaSalle acquisition.

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. For additional information on commitments to extend credit, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed on Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $35.4 billion and $30.5 billion at September 30, 2007 and December 31, 2006. The carrying amount of these commitments, excluding fair value adjustments as discussed below, was $422 million and $444 million at September 30, 2007 and December 31, 2006 and was recorded in accrued expenses and other liabilities. At September 30, 2007, the carrying amount included deferred revenue of $30 million and a reserve for unfunded legally binding lending commitments of $392 million. At December 31, 2006, the carrying amount included deferred revenue of $47 million and a reserve for unfunded legally binding lending commitments of $397 million.

The table below also includes the notional value of commitments of $20.2 billion which are measured at fair value in accordance with SFAS 159 at September 30, 2007. However, the table below excludes the fair value adjustment of $454 million on these commitments that was recorded in accrued expenses and other liabilities. See Note 15 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on the adoption of SFAS 159.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Credit extension commitments, September 30, 2007
Loan commitments	$173,480	$70,265	$97,550	$26,907	$368,202
Home equity lines of credit	1,614	1,805	2,706	104,845	110,970
Standby letters of credit and financial guarantees	28,280	11,057	6,302	8,326	53,965
Commercial letters of credit	4,019	33	41	962	5,055
Legally binding commitments (1)	207,393	83,160	106,599	141,040	538,192
Credit card lines	874,417	17,018	-	-	891,435
Total credit extension commitments	$1,081,810	$100,178	$106,599	$141,040	$1,429,627
Credit extension commitments, December 31, 2006
Loan commitments	$151,604	$60,637	$90,988	$32,133	$335,362
Home equity lines of credit	1,738	1,801	2,742	91,919	98,200
Standby letters of credit and financial guarantees	29,213	10,712	6,744	6,337	53,006
Commercial letters of credit	3,880	180	27	395	4,482
Legally binding commitments (1)	186,435	73,330	100,501	130,784	491,050
Credit card lines	840,215	13,377	-	-	853,592
Total credit extension commitments	$1,026,650	$86,707	$100,501	$130,784	$1,344,642

(1)

Includes commitments to VIEs disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements, including $50.0 billion and $29.8 billion to corporation-sponsored multi-seller conduits and $5.5 billion for both periods to CDOs at September 30, 2007 and December 31, 2006. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements because the Corporation does not hold a significant variable interest or because they are QSPEs, including $4.3 billion and $2.3 billion to municipal bond trusts and $2.7 billion and $4.6 billion to customer-sponsored conduits at September 30, 2007 and December 31, 2006.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

The Corporation also facilitates bridge financing (high grade debt, high yield debt and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for clients. These concentrations are managed in part through our established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches and/or equity. In many cases, these offers to finance will not be accepted. If accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios, and higher potential for loss, unless an orderly disposition of the exposure can be made. The Corporation does not believe these commitments are necessarily indicative of actual risk or funding requirements as the commitments may expire unused, the borrower may not be successful in completing the proposed transaction or may utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets instead of drawing on the commitment. In addition, the Corporation may reduce its portion of the commitment through syndications to investors and/or lenders prior to funding. Therefore, these commitments are generally significantly greater than the amounts the Corporation will ultimately fund. Additionally, the borrower’s ability to draw on the commitment may be subject to there being no material adverse change in the borrower’s financial condition, among other factors. Commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. The Corporation’s share of the leveraged finance forward calendar was $28.1 billion at September 30, 2007 compared to $33.5 billion at June 30, 2007 with the change being transactions that were syndicated of $700 million, those closed and not yet syndicated of $4.3 billion and client-terminated transactions of $8.4 billion, offset by new transactions of $8.1 billion.

During the three months ended September 30, 2007, there were extreme dislocations in the financial markets in which the Corporation operates and it was unable to distribute all of its funded commitments in excess of designated hold positions via the placement of securities or syndication. Much of the impact associated with corporate credit was centered in the leveraged finance space. At September 30, 2007, the Corporation’s funded exposure in excess of designated hold positions for the leveraged finance business was $4.3 billion. These positions are carried in other assets at the lower of cost or market.

The Corporation recorded a loss of $247 million ($97 million related to funded loans and $150 million related to unfunded commitments), net of fees of $528 million, in earnings related to funded exposures in excess of designated hold positions and the Corporation’s share of the forward calendar, principally leveraged loans and loan commitments.

Other Commitments

Principal Investments and Other Equity Investments

At September 30, 2007 and December 31, 2006, the Corporation had unfunded equity investment commitments of approximately $4.2 billion and $2.8 billion. These commitments primarily relate to bridge equity commitments and those equity commitments included in the Corporation’s Principal Investing business, which is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. The Corporation selectively provides equity bridge financing to facilitate its clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. Included in the Corporation’s unfunded equity investment commitments were unfunded bridge equity commitments of $1.8 billion and $1.2 billion at September 30, 2007 and December 31, 2006. At September 30, 2007, the Corporation had funded $197 million of equity bridges that it still intends to distribute. These equity instruments were recorded at fair value.

U.S. Government Guaranteed Charge Cards

At September 30, 2007 and December 31, 2006, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $10.7 billion and $9.6 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $265 million and $193 million at September 30, 2007 and December 31, 2006.

Loan Purchases

At September 30, 2007, the Corporation had no whole mortgage loan purchase commitments related to our ALM activities. At December 31, 2006, the Corporation had whole mortgage loan purchase commitments related to our ALM activities of $8.5 billion, all of which settled in the first quarter of 2007.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. For the nine months ended September 30, 2007, the Corporation purchased $4.5 billion of loans under this agreement. In 2006, the Corporation purchased $7.5 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $5.0 billion for the fiscal period July 1, 2007 to June 30, 2008 and $10.0 billion in each of the agreement’s following two fiscal years. As of September 30, 2007, the remaining commitment amount was $25.0 billion.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.5 billion, $1.6 billion, $1.4 billion, $1.3 billion and $1.2 billion for 2007 through 2011, respectively, and $7.9 billion for all years thereafter.

Other Commitments

The Corporation provided support to a cash fund advised within its Global Wealth and Investment Management business segment by purchasing certain assets for cash at fair market value and by committing to provide a limited amount of capital to the fund. In addition, the Corporation may from time to time, but is under no obligation to, provide additional support to funds advised within the Global Wealth and Investment Management business segment. Future support, if any, may take the form of a commitment to provide capital to the funds or to purchase certain assets from the funds.

Other Guarantees

Written Put Options

At September 30, 2007 and December 31, 2006, the Corporation provided liquidity support in the form of written put options on $10.0 billion and $2.1 billion of commercial paper issued by CDOs, including $3.2 billion issued by a consolidated CDO at September 30, 2007. The commercial paper is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities, issued by the CDOs. The Corporation is obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. These agreements have various maturities ranging from two to five years. The underlying collateral in the CDOs includes mortgage-backed securities, asset-backed securities, and CDO securities issued by other vehicles. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended September 30, 2007 and 2006, the Corporation processed $90.1 billion and $97.0 billion of transactions and recorded losses as a result of these chargebacks of $2 million and $4 million. For the nine months ended September 30, 2007 and 2006, the Corporation processed $264.5 billion and $282.6 billion of transactions and recorded losses as a result of these chargebacks of $10 million and $13 million.

At September 30, 2007 and December 31, 2006, the Corporation held as collateral approximately $21 million and $32 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2007 and December 31, 2006, the maximum potential exposure totaled approximately $150.2 billion and $176.0 billion.

Other Guarantees

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

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007 and the Corporation’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.

Adelphia Communications Corporation

On August 17, 2007, the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) dismissed the claims asserted by the Equity Committee against Bank of America, N.A., Banc of America Securities LLC (BAS) and Fleet Securities, Inc. (FSI) (in some cases with leave to amend and replead). On September 5, 2007, the U.S. District Court for the Southern District of New York granted Bank of America, N.A., BAS and FSI leave to appeal the Bankruptcy Court’s denial of motions to dismiss certain claims asserted by the Creditors’ Committee.

In re Initial Public Offering Securities Litigation

On September 27, 2007, the plaintiffs In re Initial Public Offering Securities Litigation filed new motions to certify as class actions six of the 309 cases, which the defendants will oppose.

IPO Underwriting Fee Litigation

BAS, Robertson Stephens, Inc., and other underwriters have been named as defendants in purported class actions, captioned In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, filed in the U.S. District Court for the Southern District of New York alleging that underwriters conspired to fix the underwriters’ discount at 7% of the offering price in certain initial public offerings (IPOs). The complaints, which have been filed by both purchasers and certain issuers in IPOs, seek treble damages and injunctive relief. On February 24, 2004, the district court granted the defendants’ motion to dismiss as to the purchasers’ damages claims. On April 18, 2006, the district court denied class certification with respect to the issuers’ damages claims. On September 11, 2007, the U.S. Court of Appeals for the Second Circuit reversed the order denying class certification as to the issuers’ damages claims.

Refco

On August 21, 2007, BAS was named as a defendant in a lawsuit, Kirschner v. Grant Thornton, et al., filed in the Circuit Court of Cook County, Illinois on behalf of the estate of Refco Inc. and certain of its affiliates (Refco). The lawsuit, which seeks unspecified damages, names as other defendants Refco’s outside auditors, certain officers and directors of Refco, other financial services companies, and others. The lawsuit includes claims against BAS for aiding and abetting breaches of fiduciary duty by Refco insiders in connection with Refco’s senior subordinated notes offering in August 2004 and Refco’s initial public offering in August 2005. Certain defendants have removed the lawsuit to the U.S. District Court for the Northern District of Illinois. Plaintiffs are seeking to have it remanded to state court.

Parmalat Finanziaria S.p.A.

On July 24, 2007, the U.S. District Court for the Southern District of New York granted the Corporation’s motion to dismiss for lack of subject matter jurisdiction the claims of foreign purchaser plaintiffs in In re Parmalat Securities Litigation (Southern Alaska Carpenters Pension Fund et al. v. Bonlat Financing Corporation et al.).

On August 8, 2007, the district court granted the Corporation’s motions to dismiss the actions entitled Gerald K. Smith, Litigation Trustee v. Bank of America Corporation, et al. (the Farmland Action) and G. Peter Pappas in his capacity as the Plan Administrator of the Plan of Liquidation of Parmalat-USA Corporation v. Bank of America Corporation, et al. (the Parmalat USA Action). The district court entered final judgment on September 5, 2007. On September 7, 2007, plaintiffs filed motions to amend the judgment and for leave to amend, which are pending. On September 24, 2007, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit.

On October 1, 2007 the Public Prosecutors Office of Milan filed a criminal charge against three former employees for an alleged violation of Article 640 of the Italian Criminal Code. The charge alleges that these individuals committed fraud upon the Italian state in December 2001 in connection with the structuring of certain payments relating to a single financial transaction with Parmalat. Another former employee is noted as being under investigation but is not currently charged. The charge indicates potential damages of less than $1 million.

Richards

On September 20, 2007, the Corporation and the other named defendants agreed in principle with class counsel to settle all claims brought on behalf of the class. The agreement is subject to the execution of a definitive settlement agreement and court approval.

NOTE 12 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The following table presents share repurchase activity for the three and nine months ended September 30, 2007 and 2006, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
July 1 – 31, 2007	1,100	$47.88	$15,628	200,538
August 1 – 31, 2007	3,600	49.27	13,849	196,938
September 1 – 30, 2007	4,880	49.98	13,605	192,058
Three months ended September 30, 2007	9,580	49.47
Nine months ended September 30, 2007	71,030	51.61

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (3)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
July 1 – 31, 2006	11,500	$49.48	$10,600	171,188
August 1 – 31, 2006	24,000	52.03	9,352	147,188
September 1 – 30, 2006	24,000	51.98	8,104	123,188
Three months ended September 30, 2006	59,500	51.51
Nine months ended September 30, 2006	231,000	48.21

(1)

Reduced shareholders’ equity by $3.7 billion and increased diluted earnings per common share by approximately $0.02 for the nine months ended September 30, 2007. These repurchases were partially offset by the issuance of approximately 49.7 million shares of common stock under employee plans, which increased shareholders’ equity by $2.3 billion, net of $113 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by approximately $0.01 for the nine months ended September 30, 2007.

(2)

On January 24, 2007, the Board of Directors (the Board) authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion and is limited to a period of 12 to 18 months. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 12 to 18 months. This repurchase plan was completed during the third quarter of 2007.

(3)

Reduced shareholders’ equity by $11.1 billion and increased diluted earnings per common share by approximately $0.06 for the nine months ended September 30, 2006. These repurchases were partially offset by the issuance of approximately 98.3 million shares of common stock under employee plans, which increased shareholders’ equity by $3.9 billion, net of $135 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by approximately $0.03 for the nine months ended September 30, 2006.

The Corporation may repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. The Corporation expects to continue to repurchase a number of shares of common stock comparable to any shares issued under the Corporation’s employee stock plans.

In October 2007, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share, payable on December 28, 2007 to common shareholders of record on December 7, 2007.

In July 2007, the Board increased the regular quarterly cash dividend on common stock 14 percent from $0.56 to $0.64 per share, payable on September 28, 2007 to common shareholders of record on September 7, 2007.

In April 2007, the Board declared a regular quarterly cash dividend on common stock of $0.56 per share, payable on June 22, 2007 to common shareholders of record on June 1, 2007.

Preferred Stock Issuance

In September 2007, the Corporation issued 22 thousand shares of Bank of America Corporation 6.625% Non-Cumulative Preferred Stock, Series I (Series I Preferred Stock) with a par value of $0.01 per share for $550 million. Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of Series I Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series I Preferred Stock at an annual rate of 6.625 percent. On any dividend date on or after October 1, 2017, the Corporation may redeem Series I Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends.

Accumulated OCI

The following table presents the changes in accumulated OCI for the nine months ended September 30, 2007 and 2006, net of tax:

(Dollars in millions)	Securities (1, 2)	Derivatives (3)	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI	(792)	(409)	-	149	(1,052)
Net realized (gains) losses reclassified into earnings (4)	(338)	387	92	7	148
Balance, September 30, 2007	$(3,863)	$(3,719)	$(1,336)	$303	$(8,615)

Balance, December 31, 2005	$(2,978)	$(4,338)	$(118)	$(122)	$(7,556)
Net change in fair value recorded in accumulated OCI	(159)	557	-	128	526
Net realized (gains) losses reclassified into earnings (4)	53	61	-	49	163
Balance, September 30, 2006	$(3,084)	$(3,720)	$(118)	$55	$(6,867)

(1)

For the nine months ended September 30, 2007 and 2006, the Corporation reclassified net realized (gains) losses into earnings on the sales of AFS debt securities of $(45) million and $292 million net of tax, and gains on the sales of AFS marketable equity securities of $(293) million and $(239) million net of tax.

(2)

Accumulated OCI includes fair value losses of $10 million and gains of $187 million net of tax on certain retained interests in the Corporation’s securitization transactions that were included in other assets at September 30, 2007 and 2006.

(3)	The amounts included in accumulated OCI for terminated derivative contracts were losses of $3.2 billion and $3.1 billion, net of tax, at September 30, 2007 and 2006.

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

Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2007	2006	2007	2006
Earnings per common share
Net income	$3,698	$5,416	$14,714	$15,877
Preferred stock dividends	(43)	-	(129)	(9)
Net income available to common shareholders	$3,655	$5,416	$14,585	$15,868
Average common shares issued and outstanding	4,420,616	4,499,704	4,424,269	4,547,693
Earnings per common share	$0.83	$1.20	$3.30	$3.49

Diluted earnings per common share
Net income available to common shareholders	$3,655	$5,416	$14,585	$15,868
Average common shares issued and outstanding	4,420,616	4,499,704	4,424,269	4,547,693
Dilutive potential common shares (1, 2)	55,301	70,854	59,196	66,906
Total diluted average common shares issued and outstanding	4,475,917	4,570,558	4,483,465	4,614,599
Diluted earnings per common share	$0.82	$1.18	$3.25	$3.44

(1)

For the three and nine months ended September 30, 2007, average options to purchase 33 million and 27 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2006, average options to purchase 286 thousand and 28 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 13 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The Bank of America Pension Plan (the Pension Plan) allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. A detailed discussion of these plans is presented in Note 16 – Employee Benefit Plans to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007. In July 2007, the Corporation assumed the obligations related to the plans of the former U.S. Trust Corporation, which were not material.

Net periodic benefit cost (income) for the three and nine months ended September 30, 2007 and 2006 included the following components:

	Three Months Ended September 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost (income)
Service cost	$78	$77	$2	$4	$4	$3
Interest cost	186	169	18	19	21	18
Expected return on plan assets	(322)	(259)	-	-	(2)	(4)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	12	10	(2)	(2)	-	-
Recognized net actuarial loss (gain)	38	57	4	5	(16)	(17)
Net periodic benefit cost (income)	$(8)	$54	$22	$26	$15	$8

	Nine Months Ended September 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost (income)
Service cost	$229	$230	$6	$10	$11	$10
Interest cost	546	507	52	59	62	64
Expected return on plan assets	(950)	(776)	-	-	(5)	(8)
Amortization of transition obligation	-	-	-	-	24	24
Amortization of prior service cost (credits)	36	31	(6)	(6)	-	-
Recognized net actuarial loss (gain)	114	171	13	15	(47)	9
Recognized loss due to settlements and curtailments	-	-	13	-	-	-
Net periodic benefit cost (income)	$(25)	$163	$78	$78	$45	$99

The Corporation expects to contribute $147 million and $95 million in 2007 to its Nonqualified Pension Plans and Postretirement Health and Life Plans. For the nine months ended September 30, 2007, the Corporation contributed $138 million and $71 million to these plans.

NOTE 14 – Income Taxes

Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). As of January 1, 2007, the balance of the Corporation’s UTBs, excluding any related accrual for interest, was $2.7 billion, of which $1.5 billion would, if recognized, affect the Corporation’s effective tax rate. Included in the $2.7 billion UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and UTBs related to acquired entities that will impact goodwill if recognized.

During the second quarter of 2007, the Internal Revenue Service (IRS) completed the examination phase of the audit of the Corporation’s federal income tax returns for the years 2000 through 2002 and issued a Revenue Agent’s Report (RAR) to the Corporation. Included in this RAR were proposed adjustments to disallow certain tax deductions and include additional taxable income relating to certain leveraged leases referred to by the IRS as “SILOs.” The Corporation filed a protest of this proposed adjustment as well as certain other of the RAR adjustments with the Appeals office of the IRS. We believe our tax treatment of the SILO position as true leases for U.S. income tax purposes is supported by the relevant facts and tax authorities. Further, issuance of the RAR did not change management’s estimate of the ultimate resolution of positions included in the UTB balance. However, final determination of the audit or changes in the Corporation’s estimate may result in future income tax expense or benefit. The Corporation’s federal income tax returns for the years 2003 and 2004 remain under examination by the IRS. In addition, the federal income tax returns of FleetBoston Financial Corporation (FleetBoston) are currently under examination for the years 1997 through March 31, 2004. Upon the final determination of each of the above audits, the UTB balance will decrease, since resolved items would be removed from the balance whether their resolution resulted in payment or recognition. Management does not expect these matters to be concluded within the next 12 months. Finally, the audit of the federal income tax returns of MBNA for the tax years 2001 through 2004 was completed during the second quarter of 2007. The completion of the MBNA audit did not significantly impact the Corporation’s effective tax rate or UTB balance. All tax years subsequent to the above years remain open to examination.

As of September 30, 2007, the Corporation’s accrual for interest and penalties that relate to income taxes, net of taxes and net of payments and deposits, including applicable interest on certain leveraged lease positions, was $493 million. This amount represents a decrease from January 1, 2007, primarily as a result of payments to and deposits with the IRS of tax and interest to stop the potential accrual of interest on certain items relating to the examinations. Under FIN 48 the Corporation continues its policy of accruing income-tax-related interest and penalties (if applicable) within income tax expense.

NOTE 15 – Fair Value Disclosures

Effective January 1, 2007, the Corporation adopted SFAS 157, which provides a framework for measuring fair value under GAAP. As described more fully below, SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption.

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

(2)	Includes loans to certain large corporate clients. The ending balance at December 31, 2006 and the transition adjustment were net of a $32 million reduction in the allowance for loan and lease losses.

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

At September 30, 2007, funded loans which the Corporation has elected to fair value had an aggregate fair value of $4.53 billion recorded in loans and leases and an aggregate outstanding principal balance of $4.67 billion. At September 30, 2007, unfunded loan commitments that the Corporation has elected to fair value had an aggregate fair value of $454 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $20.2 billion. Interest income on these loans is recorded in interest and fees on loans and leases. At September 30, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Net losses resulting from changes in fair value of these loans and loan commitments of $140 million and $180 million were recorded in other income and $2 million and $3 million were recorded in trading account profits (losses) during the three and nine months ended September 30, 2007. These losses were significantly attributable to changes in instrument-specific credit risk. Following adoption of SFAS 159, an immaterial amount of direct loan origination fees and costs related to items for which the fair value option was elected were recognized in earnings. Previously, these items would have been capitalized and amortized to earnings over the life of the loans.

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to use fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. Fair values for loans held-for-sale are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. At September 30, 2007, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $16.95 billion and an aggregate outstanding principal balance of $17.05 billion and were recorded in other assets. Interest income on these loans is recorded in interest and fees on loans and leases. Net gains (losses) resulting from changes in fair value of these loans, including realized gains (losses) on sale, of $81 million and $120 million were recorded in mortgage banking income, $59 million and $(186) million were recorded in trading account profits (losses), and $(46) million and $(53) million were recorded in other income during the three and nine months ended September 30, 2007. These changes in fair value are mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk. The adoption of SFAS 159 resulted in an increase of $119 million and $180 million in mortgage banking income for the three and nine months ended September 30, 2007, and in an increase of $66 million and $131 million in noninterest expense for the three and nine months ended September 30, 2007. Subsequent to the adoption of SFAS 159, mortgage loan origination costs are recognized in noninterest expense when incurred. Previously, mortgage loan origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

Debt Securities

Effective January 1, 2007, the Corporation elected to fair value $3.7 billion of AFS debt securities through earnings. Changes in fair value resulting from foreign currency exposure, which is the primary driver of fair value for these securities, had previously been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 without introducing accounting volatility. Following election of the fair value option, these securities were reclassified to trading account assets. The Corporation did not elect the fair value option for other AFS debt securities because they are not hedged by derivatives that qualified for hedge accounting in accordance with SFAS 133.

Structured Reverse Repurchase Agreements

The Corporation elected to fair value certain structured reverse repurchase agreements which were hedged with derivatives which qualified for fair value hedge accounting in accordance with SFAS 133. Election of the fair value option allows the Corporation to reduce the burden of complying with the requirements of hedge accounting under SFAS 133. At September 30, 2007, these instruments had an aggregate fair value of $2.56 billion and a principal balance of $2.53 billion recorded in federal funds sold and securities purchased under agreements to resell. Interest earned on these instruments continues to be recorded in interest income. Net gains resulting from changes in fair value of these instruments of $8 million and $16 million were recorded in other income for the three and nine months ended September 30, 2007. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they are not economically hedged using derivatives.

Long-term Deposits

The Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. At September 30, 2007, these instruments had an aggregate fair value of $521 million and principal balance of $531 million recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Net losses resulting from changes in fair value of these instruments of $25 million and $4 million were recorded in other income for the three and nine months ended September 30, 2007. Election of the fair value option will allow the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they are not economically hedged using derivatives.

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights (MSRs), asset-backed securities, and highly structured or long-term derivative contracts.

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

Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account the Corporation’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2007, the Corporation updated its methodology to calculate the impact of both the counterparty and its own credit standing. The net impact for the three and nine months ended September 30, 2007 was not material.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option, are summarized below:

	September 30, 2007
	Fair Value Measurements Using			Netting Adjustments (1)	Assets/Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Federal funds sold and securities purchased under agreements to resell (2)	$-	$2,561	$-	$-	$2,561
Trading account assets	55,220	120,434	3,711	-	179,365
Derivative assets	530	309,936	9,004	(288,627)	30,843
Available-for-sale debt securities (3)	2,109	174,141	528	-	176,778
Loans and leases (2,4)	-	-	4,525	-	4,525
Mortgage servicing rights	-	-	3,179	-	3,179
Other assets (5)	3,387	16,017	6,881	-	26,285
Total assets	$61,246	$623,089	$27,828	$(288,627)	$423,536

Liabilities
Interest-bearing deposits in domestic offices (2)	$-	$521	$-	$-	$521
Trading account liabilities	63,066	24,089	-	-	87,155
Derivative liabilities	425	295,378	9,626	(286,417)	19,012
Accrued expenses and other liabilities (2)	-	-	454	-	454
Total liabilities	$63,491	$319,988	$10,080	$(286,417)	$107,142

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.

(3)

Certain securities, primarily U.S. Government and agency mortgage-backed securities, had been classified as Level 1 measurements at March 31, 2007. We subsequently determined that these securities are more appropriately classified as Level 2 measurements. This change in classification did not impact the recorded fair value of the securities.

(4)

Loans and leases at September 30, 2007 included $20.4 billion of leases that were not eligible for the fair value option as they were specifically excluded from fair value option election in accordance with SFAS 159.

(5)

Other assets include equity investments held by Principal Investing, AFS equity investments and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159; and loans held-for-sale for which the Corporation has elected the fair value option under SFAS 159. Substantially all of other assets are eligible for fair value accounting at September 30, 2007.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2007. Level 3 loans and loan commitments are carried at fair value due to adoption of the fair value option, as described on page 31. Other Level 3 instruments presented in the table, including derivatives, trading account assets, AFS debt securities, MSRs, certain equity investments and retained interests in securitizations, were carried at fair value prior to the adoption of SFAS 159. During the three months ended September 30, 2007, certain financial instruments, including certain asset-backed securities issued by CDOs and portfolios of loans held-for-sale, were transferred from Level 2 to Level 3 due to the lack of current observable market activity. These instruments were valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2007.

	Total Fair Value Measurements
	Three Months Ended September 30, 2007
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (2)	Available- for-Sale Debt Securities (2)	Loans and Leases (3)	Mortgage Servicing Rights (2)	Other Assets (4)	Accrued Expenses and Other Liabilities (3)
Balance, June 30, 2007	$(1,301)	$289	$226	$3,606	$3,269	$6,670	$(391)
Total gains or losses (realized/unrealized):
Included in earnings	411	(248)	-	(79)	(151)	228	(63)
Included in other comprehensive income	-	-	(83)	-	-	(10)	-
Purchases, issuances, and settlements	207	412	385	998	61	(1,919)	-
Transfers in to/out of Level 3	61	3,258	-	-	-	1,912	-
Balance, September 30, 2007	$(622)	$3,711	$528	$4,525	$3,179	$6,881	$(454)

	Total Fair Value Measurements
	Nine Months Ended September 30, 2007
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (2)	Available- for-Sale Debt Securities (2)	Loans and Leases (3)	Mortgage Servicing Rights (2)	Other Assets (4)	Accrued Expenses and Other Liabilities (3)
Balance, December 31, 2006	$766	$303	$-	$3,968	$2,869	$6,605	$(28)
Impact of SFAS 157 and SFAS 159 adoption	22	-	-	(21)	-	-	(321)
Balance, January 1, 2007	$788	$303	$-	$3,947	$2,869	$6,605	$(349)
Total gains or losses (realized/unrealized):
Included in earnings	(172)	(297)	-	(78)	388	2,169	(105)
Included in other comprehensive income	-	-	(79)	-	-	(73)	-
Purchases, issuances, and settlements	(252)	436	376	656	(78)	(4,069)	-
Transfers in to/out of Level 3	(986)	3,269	231	-	-	2,249	-
Balance, September 30, 2007	$(622)	$3,711	$528	$4,525	$3,179	$6,881	$(454)

(1)

Net derivatives at September 30, 2007 included derivative assets of $9.00 billion and derivative liabilities of $9.63 billion, all of which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.

(3)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.

(4)

Other assets included equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159, and certain portfolios of loans held-for-sale, principally reverse mortgages, for which the Corporation has elected the fair value option under SFAS 159.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2007. These amounts include gains and losses generated by loans, loans held-for-sale and loan commitments for which the fair value option was elected and by other instruments, including certain derivative contracts, trading account assets, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159. For the nine months ended September 30, 2007, more than 80 percent of the Level 3 gains were realized in cash.

	Total Gains and Losses
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (3)	Accrued Expenses and Other Liabilities (2)	Total
Classification of gains and losses (realized/unrealized) included in earnings for the three months ended September 30, 2007:
Card income	$-	$-	$-	$-	$(34)	$-	$(34)
Equity investment income	-	-	-	-	297	-	297
Trading account profits (losses)	332	(248)	-	-	(39)	(2)	43
Mortgage banking income	79	-	-	(151)	(6)	-	(78)
Other income	-	-	(79)	-	10	(61)	(130)
Total	$411	$(248)	$(79)	$(151)	$228	$(63)	$98
Classification of gains and losses (realized/unrealized) included in earnings for the nine months ended September 30, 2007:
Card income	$-	$-	$-	$-	$246	$-	$246
Equity investment income	-	-	-	-	1,908	-	1,908
Trading account profits (losses)	(133)	(297)	-	-	(39)	(3)	(472)
Mortgage banking income	(39)	-	-	388	(6)	-	343
Other income	-	-	(78)	-	60	(102)	(120)
Total	$(172)	$(297)	$(78)	$388	$2,169	$(105)	$1,905

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.

(3)

Amounts represented items which were carried at fair value prior to the adoption of SFAS 159 and certain portfolios of loans held-for-sale for which the Corporation has elected the fair value option under SFAS 159.

The table below summarizes changes in unrealized gains or losses recorded in earnings for the three and nine months ended September 30, 2007 for Level 3 assets and liabilities that are still held at September 30, 2007. These amounts include changes in fair value of loans, loans held-for-sale and loan commitments for which the fair value option was elected and changes in fair value for other instruments, including certain derivative contracts, trading account assets, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Unrealized Gains or Losses
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (3)	Accrued Expenses and Other Liabilities (2)	Total
Changes in unrealized gains or losses relating to assets still held at reporting date for the three months ended September 30, 2007:
Card income	$-	$-	$-	$-	$(53)	$-	$(53)
Equity investment income	-	-	-	-	139	-	139
Trading account profits (losses)	475	(248)	-	-	(39)	-	188
Mortgage banking income	40	-	-	(229)	(6)	-	(195)
Other income	-	-	(88)	-	-	(97)	(185)
Total	$515	$(248)	$(88)	$(229)	$41	$(97)	$(106)
Changes in unrealized gains or losses relating to assets still held at reporting date for the nine months ended September 30, 2007:
Card income	$-	$-	$-	$-	$39	$-	$39
Equity investment income	-	-	-	-	262	-	262
Trading account profits (losses)	(1)	(297)	-	-	(37)	(1)	(336)
Mortgage banking income	8	-	-	174	(6)	-	176
Other income	-	-	(98)	-	(2)	(176)	(276)
Total	$7	$(297)	$(98)	$174	$256	$(177)	$(135)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.

(3)

Amounts represented items which were carried at fair value prior to the adoption of SFAS 159 and certain portfolios of loans held-for-sale for which the Corporation has elected the fair value option under SFAS 159.

Certain assets and liabilities are measured at fair value on a non-recurring basis (e.g., loans held-for-sale, unfunded loan commitments held-for-sale and commercial and residential reverse mortgage MSRs all of which are carried at the lower of cost or fair value). At September 30, 2007, loans held-for-sale for which the Corporation had not elected the fair value option which had an aggregate cost of $12.13 billion had been written down to fair value of $11.69 billion (of which $3.99 billion and $7.70 billion were classified as Level 2 and Level 3 measures within the fair value hierarchy). In addition, unfunded loan commitments held-for-sale and the Corporation’s share of the forward calendar were written down by $150 million and were recorded in accrued expenses and other liabilities at September 30, 2007 all of which were classified as a Level 3 measure within the fair value hierarchy. For the three and nine months ended September 30, 2007, losses of $207 million and $233 million were recorded in other income (primarily leveraged loans and loan commitments held-for-sale), losses of $6 million and $10 million were recorded in mortgage banking income (primarily consumer mortgage loans held-for-sale), and losses of $44 million and $47 million were recorded in trading account profits (losses) (primarily commercial mortgage loans and loan commitments held-for-sale). During the nine months ended September 30, 2007, lease residuals for which the Corporation had not elected the fair value option, with an aggregate cost of $65 million had been written down to their then fair value of $52 million which was classified as a Level 2 measure within the fair value hierarchy. For the nine months ended September 30, 2007, other than temporary impairment charges of $13 million relating to lease residuals were recorded in other income to write the current carrying amount down to fair value. There were no other than temporary impairment charges relating to lease residuals recorded during the three months ended September 30, 2007.

NOTE 16 – Mortgage Servicing Rights

The Corporation accounts for residential first mortgage MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives such as options and interest rate swaps.

The following table presents activity for residential first mortgage MSRs for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Balance, beginning of period	$3,269	$3,083	$2,869	$2,658
MBNA balance, January 1, 2006	-	-	-	9
Additions	271	188	539	470
Impact of customer payments	(187)	(177)	(554)	(515)
Other changes in MSR market value	(174)	(162)	325	310
Balance, September 30	$3,179	$2,932	$3,179	$2,932

For the three and nine months ended September 30, 2007, other changes in MSR market value of $(174) million and $325 million reflect changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates. These amounts do not include $23 million and $63 million resulting from the actual cash received exceeding expected prepayments. The total of these amounts of $(151) million and $388 million is included in the line “Mortgage banking income” in the table “Total Fair Value Measurements” in Note 15 – Fair Value Disclosures to the Consolidated Financial Statements.

The key economic assumptions used in valuations of MSRs included modeled prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $238 million at September 30, 2007, and commercial MSRs totaled $176 million at December 31, 2006 and are not included in the table above.

NOTE 17 – Business Segment Information

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

Global Wealth and Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high net-worth individuals. GWIM also includes the impact of migrated qualifying affluent customers, including their related deposit balances, from GCSBB. After migration, the associated net interest income, service charges and noninterest expense on the deposit balances is recorded in GWIM.

All Other

All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated (e.g., the Corporation’s Brazilian operations, Asia Commercial Banking business and operations in Chile and Uruguay). All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that did not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS No. 52, “Foreign Currency Translation” revaluation of foreign denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. In addition, GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

Basis of Presentation

Total revenue, net of interest expense, includes net interest income on a fully taxable-equivalent (FTE) basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income of the business segments also includes an allocation of net interest income generated by the Corporation’s ALM activities.

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income for the three and nine months ended September 30, 2007 and 2006, and total assets at September 30, 2007 and 2006 for each business segment, as well as All Other.

Business Segments
Three Months Ended September 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Net interest income (4)	$8,990	$8,894	$7,265	$7,016	$2,747	$2,409
Noninterest income	7,314	9,598	4,720	4,268	138	2,759
Total revenue, net of interest expense	16,304	18,492	11,985	11,284	2,885	5,168
Provision for credit losses (5)	2,030	1,165	3,121	2,049	228	36
Amortization of intangibles	429	441	327	363	41	56
Other noninterest expense	8,114	8,422	4,644	4,256	2,445	2,805
Income before income taxes	5,731	8,464	3,893	4,616	171	2,271
Income tax expense (4)	2,033	3,048	1,441	1,697	71	838
Net income	$3,698	$5,416	$2,452	$2,919	$100	$1,433
Period-end total assets	$1,578,763	$1,449,211	$401,151	$399,385	$738,553	$667,345

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2007	2006	2007	2006
Net interest income (4)	$1,009	$887	$(2,031)	$(1,418)
Noninterest income	1,191	891	1,265	1,680
Total revenue, net of interest expense	2,200	1,778	(766)	262
Provision for credit losses (5)	(29)	-	(1,290)	(920)
Amortization of intangibles	61	18	-	4
Other noninterest expense	1,213	947	(188)	414
Income before income taxes	955	813	712	764
Income tax expense (4)	356	300	165	213
Net income	$599	$513	$547	$551
Period-end total assets	$139,955	$112,298	$299,104	$270,183

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Provision for credit losses represents: For GCSBB – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the GCSBB securitization offset.

Business Segments
Nine Months Ended September 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Net interest income (4)	$26,368	$26,860	$21,409	$21,059	$7,809	$7,356
Noninterest income	28,378	28,102	13,759	12,196	6,389	8,652
Total revenue, net of interest expense	54,746	54,962	35,168	33,255	14,198	16,008
Provision for credit losses (5)	5,075	3,440	8,626	5,757	384	82
Amortization of intangibles	1,209	1,322	987	1,088	125	169
Other noninterest expense	25,524	25,182	13,580	12,503	8,441	8,403
Income before income taxes	22,938	25,018	11,975	13,907	5,248	7,354
Income tax expense (4)	8,224	9,141	4,416	5,123	1,948	2,720
Net income	$14,714	$15,877	$7,559	$8,784	$3,300	$4,634
Period-end total assets	$1,578,763	$1,449,211	$401,151	$399,385	$738,553	$667,345

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2007	2006	2007	2006
Net interest income (4)	$2,893	$2,748	$(5,743)	$(4,303)
Noninterest income	3,203	2,710	5,027	4,544
Total revenue, net of interest expense	6,096	5,458	(716)	241
Provision for credit losses (5)	(20)	(41)	(3,915)	(2,358)
Amortization of intangibles	93	54	4	11
Other noninterest expense	3,224	2,827	279	1,449
Income before income taxes	2,799	2,618	2,916	1,139
Income tax expense (4)	1,038	968	822	330
Net income	$1,761	$1,650	$2,094	$809
Period-end total assets	$139,955	$112,298	$299,104	$270,183

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

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

Global Consumer and Small Business Banking – Reconciliation

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$7,265	$(2,085)	$5,180	$7,016	$(1,872)	$5,144
Noninterest income:
Card income	2,587	896	3,483	2,333	1,032	3,365
Service charges	1,519	-	1,519	1,410	-	1,410
Mortgage banking income	244	-	244	215	-	215
All other income	370	(70)	300	310	(68)	242
Total noninterest income	4,720	826	5,546	4,268	964	5,232

Total revenue, net of interest expense	11,985	(1,259)	10,726	11,284	(908)	10,376
Provision for credit losses	3,121	(1,259)	1,862	2,049	(908)	1,141
Noninterest expense	4,971	-	4,971	4,619	-	4,619
Income before income taxes	3,893	-	3,893	4,616	-	4,616
Income tax expense (3)	1,441	-	1,441	1,697	-	1,697
Net income	$2,452	$-	$2,452	$2,919	$-	$2,919

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$21,409	$(5,956)	$15,453	$21,059	$(5,664)	$15,395
Noninterest income:
Card income	7,564	2,528	10,092	6,739	3,569	10,308
Service charges	4,384	-	4,384	3,949	-	3,949
Mortgage banking income	843	-	843	630	-	630
All other income	968	(221)	747	878	(245)	633
Total noninterest income	13,759	2,307	16,066	12,196	3,324	15,520

Total revenue, net of interest expense	35,168	(3,649)	31,519	33,255	(2,340)	30,915
Provision for credit losses	8,626	(3,649)	4,977	5,757	(2,340)	3,417
Noninterest expense	14,567	-	14,567	13,591	-	13,591
Income before income taxes	11,975	-	11,975	13,907	-	13,907
Income tax expense (3)	4,416	-	4,416	5,123	-	5,123
Net income	$7,559	$-	$7,559	$8,784	$-	$8,784

(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

All Other – Reconciliation

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(2,031)	$2,085	$54	$(1,418)	$1,872	$454
Noninterest income:
Card income	739	(896)	(157)	841	(1,032)	(191)
Equity investment income	852	-	852	687	-	687
Gains (losses) on sales of debt securities	7	-	7	(480)	-	(480)
All other income	(333)	70	(263)	632	68	700
Total noninterest income	1,265	(826)	439	1,680	(964)	716

Total revenue, net of interest expense	(766)	1,259	493	262	908	1,170
Provision for credit losses	(1,290)	1,259	(31)	(920)	908	(12)
Merger and restructuring charges	84	-	84	269	-	269
All other noninterest expense	(272)	-	(272)	149	-	149
Income before income taxes	712	-	712	764	-	764
Income tax expense (3)	165	-	165	213	-	213
Net income	$547	$-	$547	$551	$-	$551

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(5,743)	$5,956	$213	$(4,303)	$5,664	$1,361
Noninterest income:
Card income	2,136	(2,528)	(392)	2,969	(3,569)	(600)
Equity investment income	3,467	-	3,467	1,841	-	1,841
Gains (losses) on sales of debt securities	70	-	70	(484)	-	(484)
All other income	(646)	221	(425)	218	245	463
Total noninterest income	5,027	(2,307)	2,720	4,544	(3,324)	1,220

Total revenue, net of interest expense	(716)	3,649	2,933	241	2,340	2,581
Provision for credit losses	(3,915)	3,649	(266)	(2,358)	2,340	(18)
Merger and restructuring charges	270	-	270	561	-	561
All other noninterest expense	13	-	13	899	-	899
Income before income taxes	2,916	-	2,916	1,139	-	1,139
Income tax expense (3)	822	-	822	330	-	330
Net income	$2,094	$-	$2,094	$809	$-	$809

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

The following table presents reconciliations of the three business segments’ (GCSBB, GCIB and GWIM) total revenue, net of interest expense, on a FTE basis and net income to the Consolidated Statement of Income. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Segments’ total revenue, net of interest expense (1)	$17,070	$18,230	$55,462	$54,721
Adjustments:
ALM activities	19	(411)	121	(563)
Equity investment income	852	687	3,467	1,841
Liquidating businesses	83	1,147	536	2,213
FTE basis adjustment	(375)	(308)	(1,099)	(868)
Managed securitization impact to total revenue, net of interest expense	(1,259)	(908)	(3,649)	(2,340)
Other	(461)	(253)	(1,191)	(910)
Consolidated revenue, net of interest expense	$15,929	$18,184	$53,647	$54,094

Segments’ net income	$3,151	$4,865	$12,620	$15,068
Adjustments, net of taxes:
ALM activities	(78)	(309)	(111)	(502)
Equity investment income	537	433	2,184	1,160
Liquidating businesses	50	588	399	910
Merger and restructuring charges	53	169	170	353
Other	(15)	(330)	(548)	(1,112)
Consolidated net income	$3,698	$5,416	$14,714	$15,877

(1)	FTE basis

Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations Table of Contents	Page

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment and market liquidity which may reduce interest margins, impact funding sources and effect the ability to originate and distribute financial products in the primary and secondary markets; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments; political conditions and related actions by the United States abroad which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Financial Services Authority; changes in accounting standards, rules and interpretations; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements, and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

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

At September 30, 2007, the Corporation had $1.6 trillion in assets and approximately 198 thousand full-time equivalent employees. Notes to Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Throughout the MD&A, we use certain acronyms and abbreviations which are defined in the Glossary beginning on page 131. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

During the third quarter, extreme dislocations emerged in the financial markets, including leveraged finance, subprime mortgage, and the commercial paper markets, and these dislocations were further compounded by the decoupling of typical correlations in the various markets in which we participate. These conditions created less liquidity, a flight to quality, greater volatility, widening of credit spreads and a lack of price transparency. The Corporation’s Capital Markets and Advisory Services business within the GCIB segment operates in these markets, either directly or indirectly, through exposures in securities, loans, derivatives and other commitments and has been and will continue to be adversely impacted by this market disruption. We believe it may take more time for the markets to return to a more normal environment with tighter credit spreads and greater liquidity. For further discussion on how these events affected our businesses and results of operations for the three and nine months ended September 30, 2007, refer to the GCIB discussion beginning on page 73.

Subsequent to September 30, 2007 the credit ratings of certain structured securities (i.e., CDOs) were downgraded which among other things triggered further widening of credit spreads for this type of security. We have been an active participant in the CDO market and maintain ongoing exposure to these securities (see pages 78 and 90 for a further discussion of our CDO exposure). We expect these significant dislocations in the CDO market to continue, and it is unclear what impacts these dislocations will have on other markets in which we operate or maintain positions. Previous dislocations experienced in the credit markets were largely confined to the Capital Markets and Advisory Services business. The current dislocations in the markets will continue to affect our Capital Markets and Advisory Services business and may have broader impacts on the Corporation, including certain businesses within GWIM (see page 92 for a further discussion of support of cash funds in GWIM). We anticipate that these developments will adversely impact our results during the fourth quarter.

In October 2007, the Corporation announced that it has launched a strategic review of its Capital Markets and Advisory Services business model to determine how it can operate more effectively while continuing to meet client financial needs. The Corporation also announced that it expects to eliminate approximately 3,000 positions in various units, representing less than two percent of total employment at the Corporation. These eliminations are expected to occur within the various businesses in GCIB, the wholesale mortgage-related business included in GCSBB, and other related infrastructure positions. For more information, including certain senior management changes, see Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on October 25, 2007.

In October 2007, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.64 per share payable on December 28, 2007 to common shareholders of record on December 7, 2007. In July 2007, the Board increased the quarterly cash dividend on common stock 14 percent from $0.56 to $0.64 per share.

On October 1, 2007, the Corporation acquired all the outstanding shares of ABN Amro North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. With this acquisition, the Corporation significantly expanded its metropolitan Chicago and Michigan presence by adding LaSalle’s commercial banking clients, retail customers, and banking centers.

In September 2007, the Corporation issued 22 thousand shares of Bank of America Corporation 6.625% Non-Cumulative Preferred Stock, Series I with a par value of $0.01 per share for $550 million.

In August 2007, the Corporation made a $2.0 billion investment in Countrywide Financial Corporation (Countrywide), the largest mortgage lender in the United States in the form of a Series B non-voting convertible preferred security yielding 7.25 percent. The security is convertible into common stock of Countrywide at $18 per share, which would result in an ownership interest of approximately 16 percent in Countrywide if converted.

In July 2007, the Corporation completed the acquisition of U.S. Trust Corporation for $3.3 billion in cash. U.S. Trust Corporation is one of the largest and most respected U.S. firms that focus exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition significantly increases the size and capabilities of the Corporation’s wealth business and positions it as one of the largest financial services companies managing private wealth in the U.S.

In June 2007, the Corporation announced the sale of Marsico Capital Management, LLC (Marsico), a 100 percent owned investment manager, to Thomas F. Marsico, founder and chief executive officer of Marsico. The Corporation expects to realize a gain on this transaction of approximately $1.4 billion (pre-tax). Closing is expected to occur in the fourth quarter of 2007 and is subject to client consents and mutual fund shareholder approval.

In April 2007, the Corporation announced an agreement to purchase 24.9 percent of SLM Corporation (Sallie Mae), the U.S. leader in originating and servicing student loans, for $2.2 billion. The Corporation is part of a consortium led by J.C. Flowers & Co. and private-equity firm Friedman Fleischer & Lowe, LLC which agreed to invest $4.4 billion and own 50.2 percent of Sallie Mae, and JP Morgan Chase & Co, which agreed to invest $2.2 billion and own the remaining 24.9 percent of Sallie Mae. During September and October, the buyers informed Sallie Mae that if the conditions to the closing of the agreement to purchase were required to be measured currently, the conditions would not be satisfied due to the enactment of federal legislation as well as adverse changes in the credit markets impacting Sallie Mae. On October 8, 2007, Sallie Mae filed a lawsuit in Delaware Chancery Court against the buyers.

Performance Overview

Net income totaled $3.7 billion, or $0.82 per diluted common share, for the three months ended September 30, 2007, decreases of 32 percent and 31 percent from $5.4 billion, or $1.18 per diluted common share, for the three months ended September 30, 2006. Net income totaled $14.7 billion, or $3.25 per diluted common share, for the nine months ended September 30, 2007, decreases of seven percent and six percent from $15.9 billion, or $3.44 per diluted common share, for the nine months ended September 30, 2006.

Table 1 Business Segment Total Revenue and Net Income

	Three Months Ended September 30				Nine Months Ended September 30
	Total Revenue (1)		Net Income		Total Revenue (1)		Net Income
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Global Consumer and Small Business Banking (2)	$11,985	$11,284	$2,452	$2,919	$35,168	$33,255	$7,559	$8,784
Global Corporate and Investment Banking	2,885	5,168	100	1,433	14,198	16,008	3,300	4,634
Global Wealth and Investment Management	2,200	1,778	599	513	6,096	5,458	1,761	1,650
All Other (2)	(766)	262	547	551	(716)	241	2,094	809
Total FTE basis	16,304	18,492	3,698	5,416	54,746	54,962	14,714	15,877
FTE adjustment	(375)	(308)	-	-	(1,099)	(868)	-	-
Total Consolidated	$15,929	$18,184	$3,698	$5,416	$53,647	$54,094	$14,714	$15,877

(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 57.

(2)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

Global Consumer and Small Business Banking

Net income decreased $467 million, or 16 percent, to $2.5 billion for the three months ended September 30, 2007 compared to the same period in 2006. Total managed revenue increased $701 million, or six percent, to $12.0 billion due to higher card income and service charges, as well as an increase in net interest income. This increase was more than offset by the increase in provision for credit losses of $1.1 billion, or 52 percent, which was driven by portfolio seasoning in our home equity, small business and unsecured lending portfolios, reflective of growth in the businesses and increased losses from the unusually low levels experienced in 2006 post bankruptcy reform. The weak housing market also contributed to higher provision for credit losses as we increased reserves on our home equity portfolio. Also, noninterest expense increased $352 million, or eight percent, mainly due to increases in technology, overhead and personnel expenses.

Net income decreased $1.2 billion, or 14 percent, to $7.6 billion for the nine months ended September 30, 2007 compared to the same period in 2006. Total managed revenue increased $1.9 billion, or six percent, to $35.2 billion and was more than offset by the increases in provision for credit losses of $2.9 billion, or 50 percent, and noninterest expense of $976 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above. For more information on GCSBB, see page 65.

Global Corporate and Investment Banking

Net income decreased $1.3 billion, or 93 percent, to $100 million for the three months ended September 30, 2007 compared to the same period in 2006 as extreme market disruptions adversely impacted total revenue. Total revenue decreased $2.3 billion, or 44 percent, to $2.9 billion driven by a decrease in noninterest income of $2.6 billion. Decreases in trading account profits (losses) of $2.2 billion and investment banking income of $118 million contributed to the reduction in noninterest income. These decreases were partially offset by an increase in net interest income, primarily market-based, of $338 million and a decrease in noninterest expense of $375 million mainly due to a decrease in performance-based incentive compensation. Additionally, the provision for credit losses increased $192 million reflecting the impact of the weak housing market, particularly on the homebuilder sector.

Net income decreased $1.3 billion, or 29 percent, to $3.3 billion for the nine months ended September 30, 2007 compared to the same period in 2006. Total revenue decreased $1.8 billion, or 11 percent, and provision for credit losses increased $302 million, contributing to the decrease in net income. These period-over-period changes, with the exception of investment banking income, were driven by the same factors as described in the three-month discussion above. The increase in investment banking income of $240 million was due to strength in debt underwriting and growth in advisory fees when compared to the same period in the prior year. In the nine-month comparison, provision for credit losses was also impacted by the absence of 2006 releases of reserves related to favorable commercial credit market conditions, higher net charge-offs in the retail automotive loan portfolio due to growth and seasoning, and a lower level of commercial recoveries. For more information on GCIB, see page 73.

Global Wealth and Investment Management

Net income increased $86 million, or 17 percent, for the three months ended September 30, 2007 compared to the same period in 2006. Total revenue grew $422 million, or 24 percent, driven by higher noninterest income of $300 million, as a result of higher AUM balances related to organic growth and acquisitions, and an increase in brokerage income. These increases were partially offset by increased noninterest expense of $309 million driven by acquisitions and continued expansion of client facing associates and higher revenue-generated operating costs.

Net income increased $111 million, or seven percent, for the nine months ended September 30, 2007 compared to the same period in 2006 as an increase in total revenue of $638 million, or 12 percent, was partially offset by an increase in noninterest expense of $436 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, provision for credit losses increased mainly due to the absence of a 2006 credit loss recovery.

Total AUM was $709.9 billion at September 30, 2007, increases of $166.9 billion and $192.9 billion since December 31, 2006 and September 30, 2006, due to $115.6 billion in managed assets acquired from U.S. Trust Corporation, net inflows and market appreciation. For more information on GWIM, see page 80.

All Other

Net income of $547 million was relatively flat for the three months ended September 30, 2007 compared to the same period in 2006. Excluding the securitization offset, total revenue decreased $677 million resulting from lower net interest and noninterest income due to the sale of the Latin American operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results. Also impacting noninterest income was the absence of a $720 million (pre-tax) gain on the sale of our Brazilian operations partially offset by the absence of a loss on sales of mortgage-backed debt securities of $496 million in the third quarter of 2006 and higher income from strategic investments. Partially offsetting the decrease in total revenue were lower noninterest expense of $421 million as a result of the absence of expense associated with the sale of the Latin American operations and Hong Kong based retail and commercial banking business, and decreases in merger and restructuring charges of $185 million.

Net income increased $1.3 billion to $2.1 billion for the nine months ended September 30, 2007 compared to the same period in 2006. Excluding the securitization offset, total revenue increased $352 million resulting from an increase in noninterest income of $1.5 billion partially offset by a decrease in net interest income of $1.1 billion. Higher equity investment income of $1.6 billion was driven by higher income from strategic investments and the $600 million gain from the sale of private equity funds to Conversus Capital. The other period-over-period changes were driven by the same factors as described in the three-month discussion above. For more information on All Other, see page 86.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $96 million to $9.0 billion for the three months ended September 30, 2007 and declined $492 million to $26.4 billion for the nine months ended September 30, 2007 compared to the same periods in 2006. The increase for the three months ended September 30, 2007 was driven by the increase in market-based margin and higher levels of consumer and commercial loans. These increases were partially offset by spread compression, higher cost of deposits, increased hedge costs and the impact of divestitures of certain foreign operations in 2006 and the first quarter of 2007. The decrease in net interest income for the nine months ended September 30, 2007 was impacted by substantially the same factors as discussed in the three-month discussion except that the benefit from market-based margin was not as significant. The net interest yield on a FTE basis decreased 12 basis points (bps) to 2.61 percent and 25 bps to 2.60 percent for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

For more information on net interest income on a FTE basis, see Tables 8 and 9 on pages 61 to 63.

Noninterest Income

Table 2 Noninterest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Card income	$3,595	$3,473	$10,486	$10,571
Service charges	2,221	2,147	6,493	6,125
Investment and brokerage services	1,378	1,085	3,720	3,334
Investment banking income	389	510	1,801	1,623
Equity investment income	904	705	3,747	2,122
Trading account profits (losses)	(1,457)	731	305	2,706
Mortgage banking income	155	189	516	415
Gains (losses) on sales of debt securities	7	(469)	71	(464)
Other income	122	1,227	1,239	1,670
Total noninterest income	$7,314	$9,598	$28,378	$28,102

Noninterest income decreased $2.3 billion to $7.3 billion for the three months ended September 30, 2007 and increased $276 million to $28.4 billion for the nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to the following:

•

Card income on a held basis increased $122 million for the three months ended September 30, 2007 and decreased $85 million for the nine months ended September 30, 2007. The three-month period increase was a result of an increase in debit card and cash advance fees partially offset by the impact of higher credit losses on excess servicing income resulting from portfolio seasoning, increases from the unusually low loss levels experienced in 2006 post bankruptcy reform and the impacts of securitization activities. The nine-month period decrease was impacted substantially by the same factors discussed above except that the negative impact of the credit losses on excess servicing income was more significant.

•	Service charges grew $74 million and $368 million for the three and nine months ended September 30, 2007 resulting primarily from new account growth in deposit products.

•

Investment and brokerage services increased $293 million and $386 million for the three and nine months ended September 30, 2007 due to higher AUM primarily attributable to organic growth and acquisitions, and an increase in brokerage activity.

•

Investment banking income decreased $121 million for the three months ended September 30, 2007 and increased $178 million for the nine months ended September 30, 2007 as high-yield markets effectively shut down in response to the market disruption during the third quarter of 2007. The nine-month increase was due to strength in debt underwriting and growth in advisory fees when compared to the same period in the prior year.

•

Equity investment income increased $199 million and $1.6 billion for the three and nine months ended September 30, 2007 benefiting from income received on strategic investments. In addition, the increase in the nine-month period included the $600 million gain on the sale of private equity funds to Conversus Capital.

•

Trading account profits (losses) decreased $2.2 billion and $2.4 billion for the three and nine months ended September 30, 2007, attributable to extreme market disruptions. For more information on the impact of these events refer to the GCIB discussion beginning on page 73.

•

Gains (losses) on sales of debt securities increased $476 million and $535 million for the three and nine months ended September 30, 2007 due to the absence of a loss on the sale of mortgage-backed debt securities in the third quarter of 2006.

•

Other income decreased $1.1 billion and $431 million for the three and nine months ended September 30, 2007 primarily due to the absence of a $720 million (pre-tax) gain on the sale of our Brazilian operations recognized in the third quarter of 2006. Other income in 2007 also includes losses of $173 million, net of $409 million in fees, on principally leveraged loans, loan commitments and the Corporation’s share of the forward calendar. The decrease in the nine-month period was partially offset by the impact of mark-to-market losses realized in 2006 on certain economic hedges that did not qualify for SFAS 133 hedge accounting and gains recognized on certain lease transactions in 2007.

Provision for Credit Losses

The provision for credit losses increased $865 million to $2.0 billion and $1.6 billion to $5.1 billion for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Reserve increases for higher losses inherent in our small business and home equity portfolios, reflective of growth in these businesses, drove the majority of the increase in provision for credit losses. The impact of the weak housing market on the homebuilder sector of our commercial portfolio and on our home equity portfolio was also a contributor. Higher net charge-offs of $296 million and $1.4 billion for the three and nine months ended September 30, 2007 were predominantly driven by portfolio seasoning reflective of growth in the businesses and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform. In the nine-month comparison, partially offsetting these increases were reductions in reserves from consumer credit card securitization activities and the sale of the Argentina portfolio.

For more information on credit quality, see Credit Risk Management beginning on page 97.

Noninterest Expense

Table 3 Noninterest Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Personnel	$4,169	$4,474	$13,931	$13,767
Occupancy	754	696	2,211	2,100
Equipment	336	318	1,018	978
Marketing	552	587	1,644	1,713
Professional fees	258	259	770	710
Amortization of intangibles	429	441	1,209	1,322
Data processing	463	426	1,372	1,245
Telecommunications	255	237	750	685
Other general operating	1,243	1,156	3,558	3,423
Merger and restructuring charges	84	269	270	561
Total noninterest expense	$8,543	$8,863	$26,733	$26,504

Noninterest expense decreased $320 million to $8.5 billion for the three months ended September 30, 2007 and increased $229 million to $26.7 billion for the nine months ended September 30, 2007 compared to the same periods in 2006 primarily due to the following:

•

Personnel expense decreased $305 million for the three months ended September 30, 2007 and was essentially flat for the nine months ended September 30, 2007. The three-month decrease was mainly due to a reduction in performance-based incentive compensation within GCIB partially offset by an increase in salaries due to the acquisition of U.S. Trust Corporation.

•

Merger and restructuring charges decreased $185 million and $291 million for the three and nine months ended September 30, 2007 mainly due to declining integration work associated with the MBNA acquisition partially offset by increased costs associated with the integration of U.S. Trust Corporation.

Income Tax Expense

Income tax expense was $1.7 billion for the three months ended September 30, 2007 compared to $2.7 billion for the three months ended September 30, 2006, resulting in effective tax rates of 31.0 percent and 33.6 percent. The decrease in the effective tax rate for the three months ended September 30, 2007 was due to lower pre-tax income and an increase in the portion of our earnings taxed solely outside of the U.S. Income tax expense was $7.1 billion for the nine months ended September 30, 2007 compared to $8.3 billion for the nine months ended September 30, 2006, resulting in effective rates of 32.6 percent and 34.3 percent. The decrease in the effective tax rate primarily resulted from the 2006 change in tax legislation discussed below, an increase in the portion of our earnings taxed solely outside of the U.S. and the one-time reduction to expense in 2007 of approximately $50 million resulting from the remeasurement of certain accrued tax liabilities due to the evaluation of new guidance from taxing authorities.

During the second quarter of 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law. Accounting for the change in law resulted in the discrete recognition of a $175 million charge to income tax expense during the second quarter of 2006.

Assets

At September 30, 2007, total assets were $1.6 trillion, an increase of $119.0 billion, or eight percent, from December 31, 2006. Average total assets for the three and nine months ended September 30, 2007 increased $82.6 billion, or six percent, and $97.7 billion, or seven percent, compared to the same periods in 2006. Growth in period end and average total assets was due to an increase in loans and leases attributable to organic growth, limited bulk purchases of loans, growth in trading account assets, and an increase in loans held-for-sale. Partially offsetting this growth was a decrease in AFS debt securities due to the third quarter 2006 sale of $43.7 billion of mortgage-backed securities as well as maturities and paydowns.

Liabilities and Shareholders’ Equity

At September 30, 2007, total liabilities were $1.4 trillion, an increase of $115.8 billion, or nine percent, from December 31, 2006. Average total liabilities for the three and nine months ended September 30, 2007 increased $77.4 billion, or six percent, and $93.1 billion, or seven percent, compared to the same periods in 2006. The increase in period end and average total liabilities was to support the growth in overall assets.

Period end shareholders’ equity was $138.5 billion at September 30, 2007, an increase of $3.2 billion from December 31, 2006, due to net income, common stock issued in connection with employee benefit plans and preferred stock issued partially offset by dividend payments, share repurchases, the adoption of certain new accounting standards and increased losses in accumulated OCI. The change in accumulated OCI resulted from unrealized losses on AFS debt securities reflecting higher interest rates at September 30, 2007.

Average shareholders’ equity for the three and nine months ended September 30, 2007 compared to the same periods in 2006, increased $5.2 billion to $134.5 billion and $4.6 billion to $133.9 billion, due to the same period-end factors discussed above.

Table 4 Selected Quarterly Financial Data

	2007 Quarters			2006 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$8,615	$8,386	$8,268	$8,599	$8,586
Noninterest income	7,314	11,177	9,887	9,887	9,598
Total revenue, net of interest expense	15,929	19,563	18,155	18,486	18,184
Provision for credit losses	2,030	1,810	1,235	1,570	1,165
Noninterest expense, before merger and restructuring charges	8,459	9,018	8,986	8,849	8,594
Merger and restructuring charges	84	75	111	244	269
Income before income taxes	5,356	8,660	7,823	7,823	8,156
Income tax expense	1,658	2,899	2,568	2,567	2,740
Net income	3,698	5,761	5,255	5,256	5,416
Average common shares issued and outstanding (in thousands)	4,420,616	4,419,246	4,432,664	4,464,110	4,499,704
Average diluted common shares issued and outstanding (in thousands)	4,475,917	4,476,799	4,497,028	4,536,696	4,570,558
Performance ratios
Return on average assets	0.93%	1.48%	1.40%	1.39%	1.43%
Return on average common shareholders’ equity	11.02	17.55	16.16	15.76	16.64
Total ending equity to total ending assets	8.77	8.85	8.98	9.27	9.22
Total average equity to total average assets	8.51	8.55	8.78	8.97	8.63
Dividend payout	77.97	43.60	48.02	47.49	46.82
Per common share data
Earnings	$0.83	$1.29	$1.18	$1.17	$1.20
Diluted earnings	0.82	1.28	1.16	1.16	1.18
Dividends paid	0.64	0.56	0.56	0.56	0.56
Book value	30.45	29.95	29.74	29.70	29.52
Average balance sheet
Total loans and leases	$780,516	$740,199	$714,042	$683,598	$673,477
Total assets	1,580,565	1,561,649	1,521,418	1,495,150	1,497,987
Total deposits	702,481	697,035	686,704	680,245	676,851
Long-term debt	175,265	158,500	148,627	140,756	136,769
Common shareholders’ equity	131,606	130,700	130,737	132,004	129,098
Total shareholders’ equity	134,487	133,551	133,588	134,047	129,262
Asset Quality
Allowance for credit losses (1)	$9,927	$9,436	$9,106	$9,413	$9,260
Nonperforming assets measured at historical cost	3,372	2,392	2,059	1,856	1,656
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (2)	1.21%	1.20%	1.21%	1.28%	1.33%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	300	397	443	505	562
Net charge-offs	$1,573	$1,495	$1,427	$1,417	$1,277
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (2)	0.80%	0.81%	0.81%	0.82%	0.75%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (2)	0.40	0.30	0.27	0.25	0.24
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (2)	0.43	0.32	0.29	0.26	0.25
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.53	1.51	1.51	1.60	1.75
Capital ratios (period end)
Risk-based capital:
Tier 1	8.22%	8.52%	8.57%	8.64%	8.48%
Total	11.86	12.11	11.94	11.88	11.46
Tier 1 leverage	6.20	6.33	6.25	6.36	6.16
Market capitalization	$223,041	$216,922	$226,481	$238,021	$240,966
Market price per share of common stock
Closing	$50.27	$48.89	$51.02	$53.39	$53.57
High closing	51.87	51.82	54.05	54.90	53.57
Low closing	47.00	48.80	49.46	51.66	47.98

(1)	Includes allowance for loan and lease losses, and reserve for unfunded lending commitments.

(2)

Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the periods ended September 30, 2007, June 30, 2007 and March 31, 2007. Loans measured at fair value were $4.53 billion, $3.61 billion and $3.86 billion at September 30, 2007, June 30, 2007 and March 31, 2007.

Table 5 Selected Year-to-Date Financial Data

	Nine Months Ended September 30
(Dollars in millions, except per share information)	2007	2006
Income statement
Net interest income	$25,269	$25,992
Noninterest income	28,378	28,102
Total revenue, net of interest expense	53,647	54,094
Provision for credit losses	5,075	3,440
Noninterest expense, before merger and restructuring charges	26,463	25,943
Merger and restructuring charges	270	561
Income before income taxes	21,839	24,150
Income tax expense	7,125	8,273
Net income	14,714	15,877
Average common shares issued and outstanding (in thousands)	4,424,269	4,547,693
Average diluted common shares issued and outstanding (in thousands)	4,483,465	4,614,599
Performance ratios
Return on average assets	1.27%	1.46%
Return on average common shareholders’ equity	14.88	16.44
Total ending equity to total ending assets	8.77	9.22
Total average equity to total average assets	8.61	8.87
Dividend payout	53.79	45.05
Per common share data
Earnings	$3.30	$3.49
Diluted earnings	3.25	3.44
Dividends paid	1.76	1.56
Book value	30.45	29.52
Average balance sheet
Total loans and leases	$745,162	$641,909
Total assets	1,554,760	1,457,087
Total deposits	695,465	670,552
Long-term debt	160,895	126,541
Common shareholders’ equity	131,017	129,020
Total shareholders’ equity	133,878	129,256
Asset Quality
Allowance for credit losses (1)	$9,927	$9,260
Nonperforming assets measured at historical cost	3,372	1,656
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (2)	1.21%	1.33%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	300	562
Net charge-offs	$4,495	$3,122
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (2)	0.80%	0.65%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (2)	0.40	0.24
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (2)	0.43	0.25
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.59	2.13
Market price per share of common stock
Closing	$50.27	$53.57
High closing	54.05	53.57
Low closing	47.00	43.09

(1)	Includes allowance for loan and lease losses, and reserve for unfunded lending commitments.

(2)

Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the nine months ended September 30, 2007. Loans measured at fair value were $4.53 billion at September 30, 2007.

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

Table 6
Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Operating basis
Operating earnings	$3,751	$5,585	$14,884	$16,230
Return on average assets	0.94%	1.48%	1.28%	1.49%
Return on average common shareholders’ equity	11.18	17.16	15.06	16.81
Return on average tangible shareholders’ equity	22.21	35.07	29.45	34.38
Operating efficiency ratio (FTE basis)	51.89	46.48	48.34	47.20
Dividend payout ratio	76.86	45.40	53.17	44.07
Operating leverage (FTE basis)	(10.27)	8.64	(2.40)	1.75
FTE basis data
Net interest income	$8,990	$8,894	$26,368	$26,860
Total revenue, net of interest expense	16,304	18,492	54,746	54,962
Net interest yield	2.61%	2.73%	2.60%	2.85%
Efficiency ratio	52.40	47.93	48.83	48.22
Reconciliation of net income to operating earnings
Net income	$3,698	$5,416	$14,714	$15,877
Merger and restructuring charges	84	269	270	561
Related income tax benefit	(31)	(100)	(100)	(208)
Operating earnings	$3,751	$5,585	$14,884	$16,230
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$134,487	$129,262	$133,878	$129,256
Average goodwill	(67,499)	(66,077)	(66,309)	(66,132)
Average tangible shareholders’ equity	$66,988	$63,185	$67,569	$63,124
Reconciliation of return on average assets to operating return on average assets
Return on average assets	0.93%	1.43%	1.27%	1.46%
Effect of merger and restructuring charges, net of tax benefit	0.01	0.05	0.01	0.03
Operating return on average assets	0.94%	1.48%	1.28%	1.49%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	11.02%	16.64%	14.88%	16.44%
Effect of merger and restructuring charges, net of tax benefit	0.16	0.52	0.18	0.37
Operating return on average common shareholders’ equity	11.18%	17.16%	15.06%	16.81%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	21.90%	34.00%	29.11%	33.63%
Effect of merger and restructuring charges, net of tax benefit	0.31	1.07	0.34	0.75
Operating return on average tangible shareholders’ equity	22.21%	35.07%	29.45%	34.38%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	52.40%	47.93%	48.83%	48.22%
Effect of merger and restructuring charges	(0.51)	(1.45)	(0.49)	(1.02)
Operating efficiency ratio	51.89%	46.48%	48.34%	47.20%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	77.97%	46.82%	53.79%	45.05%
Effect of merger and restructuring charges, net of tax benefit	(1.11)	(1.42)	(0.62)	(0.98)
Operating dividend payout ratio	76.86%	45.40%	53.17%	44.07%
Reconciliation of operating leverage to operating basis operating leverage (FTE basis)
Operating leverage	(8.23)%	6.93%	(1.26)%	1.17%
Effect of merger and restructuring charges	(2.04)	1.71	(1.14)	0.58
Operating leverage	(10.27)%	8.64%	(2.40)%	1.75%

Core Net Interest Income – Managed Basis

In managing our business, we review core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 73, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Capital Markets and Advisory Services. We also adjust for loans that we originated and sold into certain securitizations. These securitizations include off-balance sheet loans and leases, specifically those loans in revolving securitizations and other securitizations where servicing is retained by the Corporation (e.g., credit card and home equity). Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in assessing the results of the Corporation. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 7
Core Net Interest Income – Managed Basis

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Net interest income (1)
As reported	$8,990	$8,894	$26,368	$26,860
Impact of market-based net interest income (2)	(789)	(377)	(1,907)	(1,173)
Core net interest income	8,201	8,517	24,461	25,687
Impact of securitizations (3)	2,009	1,760	5,820	5,195
Core net interest income – managed basis	$10,210	$10,277	$30,281	$30,882
Average earning assets
As reported	$1,375,795	$1,302,366	$1,352,177	$1,258,927
Impact of market-based earning assets (2)	(406,947)	(376,967)	(414,218)	(357,853)
Core average earning assets	968,848	925,399	937,959	901,074
Impact of securitizations	104,181	98,722	103,028	97,264
Core average earning assets – managed basis	$1,073,029	$1,024,121	$1,040,987	$998,338
Net interest yield contribution (1, 4)
As reported	2.61%	2.73%	2.60%	2.85%
Impact of market-based activities (2)	0.77	0.95	0.88	0.96
Core net interest yield on earning assets	3.38	3.68	3.48	3.81
Impact of securitizations	0.42	0.33	0.40	0.32
Core net interest yield on earning assets – managed basis	3.80%	4.01%	3.88%	4.13%

(1)	FTE basis

(2)

Represents the impact of market-based amounts included in the Capital Markets and Advisory Services business within GCIB and excludes net interest income on loans for which the fair value option has been elected.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the segment view which utilizes funds transfer pricing methodologies.

(4)	Calculated on an annualized basis.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Core net interest income on a managed basis decreased $67 million compared to the same period in 2006. This decrease was driven by spread compression, the higher cost of deposits, increased hedge costs, and the impact of divestitures of certain foreign operations in 2006 and the first quarter of 2007. Partially offsetting these items was the increase in the levels of consumer and commercial managed loans. Core net interest yield on a managed basis decreased 21 bps to 3.80 percent compared to the same period in 2006 and was driven by the same factors as core net interest income on a managed basis discussed above.

On a managed basis, core average earning assets increased $48.9 billion compared to the same period in 2006 due to higher levels of consumer and commercial managed loans partially offset by a decrease in average debt securities.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Core net interest income on a managed basis decreased $601 million, core average earning assets increased $42.6 billion and core net interest yield decreased 25 bps compared to the same period in 2006. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

Table 8 Quarterly Average Balances and Interest Rates – FTE Basis

	Third Quarter 2007			Second Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$11,879	$148	4.92%	$15,310	$188	4.92%
Federal funds sold and securities purchased under agreements to resell	139,259	1,839	5.27	166,258	2,156	5.19
Trading account assets	194,661	2,604	5.33	188,287	2,364	5.03
Debt securities (1)	174,568	2,380	5.45	177,834	2,394	5.39
Loans and leases (2):
Residential mortgage	274,385	3,928	5.72	260,099	3,708	5.70
Credit card – domestic	57,491	1,780	12.29	56,235	1,777	12.67
Credit card – foreign	11,995	371	12.25	11,946	350	11.76
Home equity (3)	98,611	1,884	7.58	94,267	1,779	7.57
Direct/Indirect consumer	69,425	1,515	8.66	64,227	1,354	8.46
Other consumer (4)	7,875	181	9.12	8,101	187	9.28
Total consumer	519,782	9,659	7.39	494,875	9,155	7.41
Commercial – domestic	176,554	3,207	7.21	166,529	3,039	7.32
Commercial real estate (5)	38,977	733	7.47	36,788	687	7.49
Commercial lease financing	20,044	246	4.91	19,784	217	4.40
Commercial – foreign	25,159	377	5.95	22,223	319	5.75
Total commercial	260,734	4,563	6.95	245,324	4,262	6.97
Total loans and leases	780,516	14,222	7.25	740,199	13,417	7.26
Other earning assets	74,912	1,215	6.46	70,311	1,108	6.31
Total earning assets (6)	1,375,795	22,408	6.48	1,358,199	21,627	6.38
Cash and cash equivalents	31,356			33,689
Other assets, less allowance for loan and lease losses	173,414			169,761
Total assets	$1,580,565			$1,561,649

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,510	$50	0.62%	$33,039	$47	0.58%
NOW and money market deposit accounts	215,078	1,104	2.04	212,330	987	1.86
Consumer CDs and IRAs	165,840	1,949	4.66	161,703	1,857	4.61
Negotiable CDs, public funds and other time deposits	17,392	227	5.20	16,256	191	4.70
Total domestic interest-bearing deposits	429,820	3,330	3.07	423,328	3,082	2.92
Foreign interest-bearing deposits:
Banks located in foreign countries	43,727	564	5.12	41,940	522	4.99
Governments and official institutions	17,206	218	5.03	17,868	224	5.02
Time, savings and other	41,868	433	4.09	40,335	433	4.31
Total foreign interest-bearing deposits	102,801	1,215	4.69	100,143	1,179	4.72
Total interest-bearing deposits	532,621	4,545	3.39	523,471	4,261	3.27
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	409,070	5,521	5.36	419,260	5,537	5.30
Trading account liabilities	86,118	906	4.17	85,550	821	3.85
Long-term debt	175,265	2,446	5.58	158,500	2,227	5.62
Total interest-bearing liabilities (6)	1,203,074	13,418	4.43	1,186,781	12,846	4.34
Noninterest-bearing sources:
Noninterest-bearing deposits	169,860			173,564
Other liabilities	73,144			67,753
Shareholders’ equity	134,487			133,551
Total liabilities and shareholders’ equity	$1,580,565			$1,561,649
Net interest spread			2.05%			2.04%
Impact of noninterest-bearing sources			0.56			0.55
Net interest income/yield on earning assets		$8,990	2.61%		$8,781	2.59%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(3)

Includes home equity loans of $16.7 billion, $15.6 billion and $13.5 in the third, second and first quarters of 2007, and $11.7 billion and $9.9 billion in the fourth and third quarters of 2006, respectively.

(4)

Includes consumer finance loans of $3.2 billion, $3.4 billion and $3.0 billion in the third, second and first quarters of 2007, and $2.8 billion and $2.9 billion in the fourth, and third quarters of 2006, respectively; and foreign consumer loans of $4.7 billion, $4.7 billion and $5.8 billion in the third, second and first quarters of 2007, and $7.8 billion and $8.1 billion in the fourth and third quarters of 2006, respectively.

(5)

Includes domestic commercial real estate loans of $38.0 billion, $36.2 billion and $35.5 billion in the third, second and first quarters of 2007, and $36.1 billion and $36.7 billion in the fourth and third quarters of 2006, respectively.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $170 million, $117 million and $121 million in the third, second and first quarters of 2007, and $198 million and $128 million in the fourth and third quarters of 2006, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on liabilities $226 million, $207 million and $179 million in the third, second and first quarters of 2007, and $(69) million and $(48) million in the fourth and third quarters of 2006, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 125.

Quarterly Average Balances and Interest Rates – FTE Basis (Continued)

	First Quarter 2007			Fourth Quarter 2006			Third Quarter 2006
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,023	$169	4.57%	$15,760	$166	4.19%	$15,629	$173	4.39%
Federal funds sold and securities purchased under agreements to resell	166,195	1,979	4.79	174,167	2,068	4.73	173,381	2,146	4.94
Trading account assets	175,249	2,357	5.41	167,163	2,289	5.46	146,817	1,928	5.24
Debt securities (1)	186,498	2,451	5.27	193,601	2,504	5.17	236,033	3,136	5.31
Loans and leases (2):
Residential mortgage	246,618	3,504	5.69	225,985	3,202	5.66	222,889	3,151	5.65
Credit card – domestic	57,720	1,887	13.26	59,802	2,101	13.94	62,508	2,189	13.90
Credit card – foreign	11,133	317	11.55	10,375	305	11.66	9,455	286	12.02
Home equity (3)	89,559	1,679	7.60	84,905	1,626	7.60	79,899	1,522	7.56
Direct/Indirect consumer	60,157	1,221	8.23	53,480	1,101	8.17	51,536	1,022	7.90
Other consumer (4)	8,809	204	9.36	10,597	225	8.47	11,076	298	10.66
Total consumer	473,996	8,812	7.50	445,144	8,560	7.65	437,363	8,468	7.71
Commercial – domestic	163,620	2,934	7.27	158,604	2,907	7.27	153,007	2,805	7.28
Commercial real estate (5)	36,117	672	7.55	36,851	704	7.58	37,471	724	7.67
Commercial lease financing	19,651	175	3.55	21,159	254	4.80	20,875	232	4.46
Commercial – foreign	20,658	330	6.48	21,840	337	6.12	24,761	454	7.27
Total commercial	240,046	4,111	6.94	238,454	4,202	7.00	236,114	4,215	7.09
Total loans and leases	714,042	12,923	7.31	683,598	12,762	7.42	673,477	12,683	7.49
Other earning assets	64,939	1,010	6.28	65,172	1,058	6.46	57,029	914	6.38
Total earning assets (6)	1,321,946	20,889	6.37	1,299,461	20,847	6.39	1,302,366	20,980	6.41
Cash and cash equivalents	33,623			32,816			33,495
Other assets, less allowance for loan and lease losses	165,849			162,873			162,126
Total assets	$1,521,418			$1,495,150			$1,497,987

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,773	$41	0.50%	$32,965	$48	0.58%	$34,268	$69	0.81%
NOW and money market deposit accounts	212,249	936	1.79	211,055	966	1.81	212,690	1,053	1.96
Consumer CDs and IRAs	159,505	1,832	4.66	154,621	1,794	4.60	147,607	1,658	4.46
Negotiable CDs, public funds and other time deposits	13,376	136	4.12	13,052	140	4.30	14,105	150	4.19
Total domestic interest-bearing deposits	417,903	2,945	2.86	411,693	2,948	2.84	408,670	2,930	2.84
Foreign interest-bearing deposits:
Banks located in foreign countries	40,372	531	5.34	38,648	507	5.21	38,588	562	5.78
Governments and official institutions	14,482	178	4.98	14,220	168	4.70	12,801	156	4.83
Time, savings and other	39,534	380	3.90	41,328	366	3.50	40,444	328	3.22
Total foreign interest-bearing deposits	94,388	1,089	4.68	94,196	1,041	4.38	91,833	1,046	4.52
Total interest-bearing deposits	512,291	4,034	3.19	505,889	3,989	3.13	500,503	3,976	3.15
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	414,104	5,318	5.20	405,748	5,222	5.11	429,882	5,467	5.05
Trading account liabilities	77,635	892	4.66	75,261	800	4.21	69,462	727	4.15
Long-term debt	148,627	2,048	5.51	140,756	1,881	5.34	136,769	1,916	5.60
Total interest-bearing liabilities (6)	1,152,657	12,292	4.31	1,127,654	11,892	4.19	1,136,616	12,086	4.23
Noninterest-bearing sources:
Noninterest-bearing deposits	174,413			174,356			176,348
Other liabilities	60,760			59,093			55,761
Shareholders’ equity	133,588			134,047			129,262
Total liabilities and shareholders’ equity	$1,521,418			$1,495,150			$1,497,987
Net interest spread			2.06%			2.20%			2.18%
Impact of noninterest-bearing sources			0.55			0.55			0.55
Net interest income/yield on earning assets		$8,597	2.61%		$8,955	2.75%		$8,894	2.73%

For footnotes, see page 61.

Table 9 Year-to-Date Average Balances and Interest Rates – FTE Basis

	Nine Months Ended September 30
	2007			2006 (1)
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,059	$505	4.80%	$15,560	$480	4.12%
Federal funds sold and securities purchased under agreements to resell	157,139	5,974	5.07	175,727	5,755	4.37
Trading account assets	186,137	7,325	5.25	137,961	5,263	5.09
Debt securities (2)	179,589	7,225	5.37	235,874	9,341	5.28
Loans and leases (3):
Residential mortgage	260,469	11,140	5.70	201,777	8,406	5.56
Credit card – domestic	57,148	5,444	12.74	65,198	6,537	13.40
Credit card – foreign	11,694	1,038	11.86	8,725	842	12.91
Home equity (4)	94,179	5,342	7.58	76,098	4,147	7.28
Direct/Indirect consumer	64,637	4,090	8.46	48,799	2,783	7.62
Other consumer (5)	8,258	572	9.25	10,748	864	10.73
Total consumer	496,385	27,626	7.43	411,345	23,579	7.66
Commercial – domestic	168,948	9,180	7.26	148,746	7,990	7.18
Commercial real estate (6)	37,305	2,092	7.50	36,968	2,036	7.36
Commercial lease financing	19,828	638	4.29	20,762	741	4.76
Commercial – foreign	22,696	1,026	6.05	24,088	1,337	7.42
Total commercial	248,777	12,936	6.95	230,564	12,104	7.02
Total loans and leases	745,162	40,562	7.27	641,909	35,683	7.43
Other earning assets	70,091	3,333	6.35	51,896	2,440	6.28
Total earning assets (7)	1,352,177	64,924	6.41	1,258,927	58,962	6.25
Cash and cash equivalents	32,881			34,469
Other assets, less allowance for loan and lease losses	169,702			163,691
Total assets	$1,554,760			$1,457,087

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,436	$138	0.57%	$35,162	$221	0.84%
NOW and money market deposit accounts	213,230	3,027	1.90	220,443	2,957	1.79
Consumer CDs and IRAs	162,372	5,638	4.64	141,407	4,228	4.00
Negotiable CDs, public funds and other time deposits	15,690	554	4.72	11,907	343	3.84
Total domestic interest-bearing deposits	423,728	9,357	2.95	408,919	7,749	2.53
Foreign interest-bearing deposits:
Banks located in foreign countries	42,025	1,617	5.14	33,751	1,475	5.84
Governments and official institutions	16,529	620	5.01	12,152	418	4.60
Time, savings and other	40,587	1,246	4.10	37,606	849	3.02
Total foreign interest-bearing deposits	99,141	3,483	4.70	83,509	2,742	4.39
Total interest-bearing deposits	522,869	12,840	3.28	492,428	10,491	2.85
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	414,126	16,376	5.29	412,948	14,618	4.73
Trading account liabilities	83,132	2,619	4.21	61,126	1,840	4.03
Long-term debt	160,895	6,721	5.57	126,541	5,153	5.43
Total interest-bearing liabilities (7)	1,181,022	38,556	4.36	1,093,043	32,102	3.92
Noninterest-bearing sources:
Noninterest-bearing deposits	172,596			178,124
Other liabilities	67,264			56,664
Shareholders’ equity	133,878			129,256
Total liabilities and shareholders’ equity	$1,554,760			$1,457,087
Net interest spread			2.05%			2.33%
Impact of noninterest-bearing sources			0.55			0.52
Net interest income/yield on earning assets		$26,368	2.60%		$26,860	2.85%
(1)

Interest income (FTE basis) for the nine months ended September 30, 2006, does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to net interest income and net interest yield on earning assets of this retroactive tax adjustment was a reduction of $270 million and 3 bps, respectively, for the nine months ended September 30, 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for net interest income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

(2)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(3)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(4)	Includes home equity loans of $15.3 billion and $8.9 billion for the nine months ended September 30, 2007 and 2006.

(5)	Includes consumer finance loans of $3.2 billion and $3.0 billion, and foreign consumer loans of $5.1 billion and $7.8 billion for the nine months ended September 30, 2007 and 2006.

(6)	Includes domestic commercial real estate loans of $36.6 billion and $36.2 billion for the nine months ended September 30, 2007 and 2006.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $408 million and $174 million in the nine months ended September 30, 2007 and 2006. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on liabilities $612 million and $175 million in the nine months ended September 30, 2007 and 2006. For additional information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 125.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through three business segments: GCSBB, GCIB and GWIM, with the remaining operations recorded in All Other. Certain prior period amounts have been reclassified to conform to current period presentation. For more information on the Corporation’s basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue and net income amounts, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 57. We begin by evaluating the operating results of the businesses which by definition excludes merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses (i.e., Deposits) such as external product pricing decisions, including deposit pricing strategies, as well as the effects of our internal funds transfer pricing process and other ALM actions such as portfolio positioning. The net effects of other ALM activities are reported in each of the Corporation’s segments under ALM/Other. In addition, certain residual impacts of the funds transfer pricing process are retained in All Other.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 93. ROE is calculated by dividing net income by average allocated equity. Average equity is allocated to the business segments and related businesses and is impacted by the portion of goodwill that is specifically assigned to the businesses and the unallocated portion of goodwill that resides in ALM/Other.

Global Consumer and Small Business Banking

	Three Months Ended September 30, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$7,265	$2,354	$4,199	$577	$135
Noninterest income:
Card income	2,587	552	2,034	1	-
Service charges	1,519	1,518	-	1	-
Mortgage banking income	244	-	-	244	-
All other income	370	(1)	272	14	85
Total noninterest income	4,720	2,069	2,306	260	85
Total revenue, net of interest expense	11,985	4,423	6,505	837	220
Provision for credit losses (4)	3,121	76	2,743	197	105
Noninterest expense	4,971	2,249	2,042	525	155
Income before income taxes	3,893	2,098	1,720	115	(40)
Income tax expense (benefit) (3)	1,441	777	637	42	(15)
Net income	$2,452	$1,321	$1,083	$73	$(25)
Net interest yield (3)	8.32%	3.01%	7.83%	2.01%	n/m
Return on average equity (5)	15.63	35.25	9.72	6.97	n/m
Efficiency ratio (3)	41.48	50.84	31.40	62.70	n/m
Period end – total assets (6)	$401,151	$331,108	$245,891	$122,024	n/m

	Three Months Ended September 30, 2006
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$7,016	$2,362	$4,066	$502	$86
Noninterest income:
Card income	2,333	500	1,831	2	-
Service charges	1,410	1,410	-	-	-
Mortgage banking income	215	-	-	215	-
All other income	310	-	213	7	90
Total noninterest income	4,268	1,910	2,044	224	90
Total revenue, net of interest expense	11,284	4,272	6,110	726	176
Provision for credit losses (4)	2,049	51	1,938	17	43
Noninterest expense	4,619	2,185	1,896	452	86
Income before income taxes	4,616	2,036	2,276	257	47
Income tax expense (3)	1,697	749	837	95	16
Net income	$2,919	$1,287	$1,439	$162	$31
Net interest yield (3)	8.18%	2.93%	8.33%	2.17%	n/m
Return on average equity (5)	18.70	35.05	12.90	19.59	n/m
Efficiency ratio (3)	40.94	51.15	31.03	62.32	n/m
Period end – total assets (6)	$399,385	$342,249	$226,482	$98,132	n/m
(1)	Presented on a managed basis, specifically Card Services.

(2)	Effective January 1, 2007, GCSBB combined the former Mortgage and Home Equity businesses into Consumer Real Estate.

(3)	FTE basis

(4)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(5)	Average allocated equity for GCSBB was $62.2 billion and $61.9 billion for the three months ended September 30, 2007 and 2006.

(6)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Consumer and Small Business Banking

	Nine Months Ended September 30, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$21,409	$7,099	$12,198	$1,647	$465
Noninterest income:
Card income	7,564	1,591	5,969	4	-
Service charges	4,384	4,380	-	4	-
Mortgage banking income	843	-	-	843	-
All other income	968	(2)	719	23	228
Total noninterest income	13,759	5,969	6,688	874	228
Total revenue, net of interest expense	35,168	13,068	18,886	2,521	693
Provision for credit losses (4)	8,626	171	7,899	354	202
Noninterest expense	14,567	6,627	6,022	1,477	441
Income before income taxes	11,975	6,270	4,965	690	50
Income tax expense (3)	4,416	2,312	1,832	254	18
Net income	$7,559	$3,958	$3,133	$436	$32
Net interest yield (3)	8.21%	3.03%	7.89%	2.07%	n/m
Return on average equity (5)	16.35	35.53	9.61	15.20	n/m
Efficiency ratio (3)	41.42	50.71	31.89	58.57	n/m
Period end – total assets (6)	$401,151	$331,108	$245,891	$122,024	n/m

	Nine Months Ended September 30, 2006
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/Other
Net interest income (3)	$21,059	$7,021	$12,221	$1,477	$340
Noninterest income:
Card income	6,739	1,403	5,331	5	-
Service charges	3,949	3,946	-	3	-
Mortgage banking income	630	-	-	630	-
All other income	878	1	638	20	219
Total noninterest income	12,196	5,350	5,969	658	219
Total revenue, net of interest expense	33,255	12,371	18,190	2,135	559
Provision for credit losses (4)	5,757	109	5,480	46	122
Noninterest expense	13,591	6,543	5,505	1,280	263
Income before income taxes	13,907	5,719	7,205	809	174
Income tax expense (3)	5,123	2,108	2,655	298	62
Net income	$8,784	$3,611	$4,550	$511	$112
Net interest yield (3)	8.17%	2.92%	8.60%	2.21%	n/m
Return on average equity (5)	18.56	33.23	13.68	21.82	n/m
Efficiency ratio (3)	40.87	52.89	30.26	59.94	n/m
Period end – total assets (6)	$399,385	$342,249	$226,482	$98,132	n/m
(1)	Presented on a managed basis, specifically Card Services.

(2)	Effective January 1, 2007, GCSBB combined the former Mortgage and Home Equity businesses into Consumer Real Estate.

(3)	FTE basis

(4)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(5)	Average allocated equity for GCSBB was $61.8 billion and $63.3 billion for the nine months ended September 30, 2007 and 2006.

(6)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Total loans and leases	$337,783	$294,207	$331,656	$291,028	$319,089	$284,261
Total earning assets (1)	347,057	343,891	346,251	340,345	348,696	344,668
Total assets (1)	401,151	399,385	399,196	394,749	401,957	396,876
Total deposits	321,137	332,795	321,552	332,500	324,867	333,709

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 30 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve approximately 57 million consumer and small business relationships utilizing our network of 5,748 banking centers, 17,231 domestic branded ATMs, and telephone and Internet channels. Within GCSBB, there are three primary businesses: Deposits, Card Services, and Consumer Real Estate. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance). GCSBB, specifically Card Services, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income decreased $467 million to $2.5 billion compared to the same period in 2006 as increases in net interest income and noninterest income were more than offset by an increase in provision for credit losses, primarily in Card Services, and an increase in noninterest expense.

Net interest income increased $249 million to $7.3 billion compared to the same period in 2006. This increase was driven by higher average loan balances. Noninterest income increased $452 million, or 11 percent, compared to the same period in 2006, mainly due to increases of $254 million in card income and $109 million in service charges. Card income was higher mainly due to increases in cash advance fees and debit card income. Service charges increased primarily as a result of new demand deposit account growth.

Provision for credit losses increased $1.1 billion, or 52 percent, to $3.1 billion compared to the same period in 2006. This increase primarily resulted from an $805 million increase in Card Services which was driven by portfolio seasoning reflective of growth in the businesses and increased losses compared to the unusually low levels experienced in 2006 post bankruptcy reform. Within Consumer Real Estate, reserves were increased for higher losses inherent in our home equity portfolio reflective of growth and seasoning of the portfolio as well as the impact of the weak housing market in certain geographic areas. For further discussion of the increase in provision for credit losses related to Card Services and Consumer Real Estate, see the Card Services and Consumer Real Estate discussions beginning on pages 68 and 71.

Noninterest expense increased $352 million, or eight percent, to $5.0 billion mainly due to increases in technology, overhead and personnel expenses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $1.2 billion to $7.6 billion compared to the same period in 2006. The increases in net interest income of $350 million and noninterest income of $1.6 billion were more than offset by the $2.9 billion increase in provision for credit losses, driven by Card Services, and an increase in noninterest expense of $976 million. These period-over-period changes were driven by the same factors as described in the three month discussion above. In addition, the change in card income was impacted by an unfavorable change in the value of the interest-only strip in the prior year compared to a favorable change in the current year.

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

We added approximately 757 thousand and approximately 2.0 million net new retail checking accounts for the three and nine months ended September 30, 2007. These additions resulted from continued improvement in sales and service results in the Banking Center Channel and the success of such products as Keep the ChangeTM, Risk Free CDs, Balance Rewards, and Group Banking and Affinity.

The Corporation continues to migrate qualifying affluent customers and their related deposit balances from GCSBB to GWIM. For the three and nine months ended September 30, 2007, a total of $2.6 billion and $9.0 billion of deposits were migrated from GCSBB to GWIM compared to $1.7 billion and $7.0 billion for the same periods in 2006. After migration, the associated net interest income, service charges and noninterest expense are recorded in GWIM.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income increased $34 million, or three percent, compared to the same period in 2006 as an increase in noninterest income was partially offset by an increase in noninterest expense. Net interest income remained relatively flat at $2.4 billion compared to the same period in 2006. Average deposits decreased $10.6 billion, or three percent, largely due to the migration of deposit balances to GWIM. This decrease was offset by deposit spreads increasing as a result of disciplined pricing. The increase in noninterest income was driven by higher service charges of $108 million, or eight percent, and debit card revenue growth of $51 million, or 10 percent, due to a higher number of checking accounts and increased usage. Service charges increased primarily as a result of new demand deposit account growth.

Noninterest expense increased $64 million, or three percent, compared to the same period in 2006, primarily due to higher account and transaction volumes. The affect of higher account and transaction volumes was partially offset by productivity improvements resulting in a lower average unit cost.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased $347 million, or 10 percent, compared to the same period in 2006. The increase in net income was driven by an increase in noninterest income of $619 million, or 12 percent, partially offset by higher noninterest expense of $84 million. Net interest income remained relatively flat at $7.1 billion. These period-over-period changes were driven by the same factors as described in the three month discussion above.

Card Services

Card Services, which excludes the results of debit cards (included in Deposits), provides a broad offering of products, including U.S. Consumer and Business Card, Unsecured Lending, and International Card Businesses. We offer a variety of co-branded and affinity credit card products and have become the leading issuer of credit cards through endorsed marketing in the U.S. and Europe. Effective July 1, 2007, the Corporation reports the results of Merchant Services in Treasury Services within GCIB. Previously, these results were reported in Card Services. Prior period amounts have been reclassified.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income decreased $356 million, or 25 percent, compared to the same period in 2006 as growth in net interest income and noninterest income was more than offset by higher provision for credit losses and noninterest expense. Net interest income increased $133 million, or three percent, to $4.2 billion as an increase in managed average loans and leases of $18.8 billion was partially offset by spread compression.

Noninterest income increased $262 million, or 13 percent, mainly due to higher cash advance fees related to organic loan growth in credit card and unsecured lending. In addition, all other income increased $59 million primarily due to the sale of a foreign credit card portfolio.

Provision for credit losses increased $805 million, or 42 percent, compared to the same period in 2006. The increase was primarily driven by higher managed net losses driven by portfolio seasoning and increases from the unusually low levels experienced in 2006 post bankruptcy reform and reserve increases for higher losses inherent in our small business portfolio reflective of growth in the business and for seasoning of the unsecured lending portfolio. In addition, a lower level of reserve reduction from net new issuance of domestic consumer credit card securitizations in the third quarter of 2007 compared to the same period a year ago was a contributor to the increased provision.

Noninterest expense increased $146 million, or eight percent, compared to the same period in 2006, largely due to increases in overhead and technology related costs.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $1.4 billion, or 31 percent, compared to the same period in 2006 as an increase in noninterest income of $719 million was more than offset by increases in provision for credit losses of $2.4 billion and noninterest expense of $517 million. These period-over-period changes were driven by the same factors as described in the three month discussion above. In addition, card income was impacted by an unfavorable change in the value of the interest-only strip in the prior year compared to a favorable change in the current year. Also, for the nine-month comparison, the increase in provision for credit losses was partially offset by a higher level of reserve reduction from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust.

Key Statistics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Card Services
Average – total loans and leases:
Managed	$211,885	$193,130	$205,834	$189,213
Held	107,568	95,759	103,159	94,163
Period end – total loans and leases:
Managed	215,651	194,650	215,651	194,650
Held	112,109	95,967	112,109	95,967
Managed net losses (1):
Amount	2,515	2,002	7,380	5,018
Percent	4.71%	4.11%	4.79%	3.55%
Credit Card (2)
Average – total loans and leases:
Managed	$172,002	$164,138	$169,005	$162,538
Held	69,486	71,963	68,842	73,923
Period end – total loans and leases:
Managed	173,770	164,456	173,770	164,456
Held	71,702	70,067	71,702	70,067
Managed net losses (1):
Amount	2,024	1,748	6,076	4,468
Percent	4.67%	4.23%	4.81%	3.68%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	Includes U.S. consumer card and foreign credit card. Does not include business card.

The table above and the discussion below presents select key indicators for the Card Services and credit card portfolios.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Managed net losses increased $513 million to $2.5 billion, or 4.71 percent of average Card Services outstandings, compared to $2.0 billion, or 4.11 percent for the same period in 2006. This increase was driven by portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Managed Card Services total average loans and leases increased $18.8 billion to $211.9 billion compared to the same period in 2006, driven by growth in the unsecured lending, foreign and domestic card portfolios.

Managed credit card net losses increased $276 million to $2.0 billion, or 4.67 percent of average credit card outstandings, compared to $1.7 billion, or 4.23 percent for the same period in 2006. The increase was driven by portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Managed credit card total average loans and leases increased $7.9 billion to $172.0 billion compared to the same period in 2006. The increase was driven by growth in the foreign and domestic portfolios.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Managed net losses increased $2.4 billion to $7.4 billion, or 4.79 percent of average Card Services outstandings, compared to $5.0 billion, or 3.55 percent (3.73 percent excluding the impact of SOP 03-3) for the same period in 2006. Managed Card Services total average loans and leases increased $16.6 billion to $205.8 billion. These period-over-period changes were driven by the same factors as described in the three month discussion above.

Managed credit card net losses increased $1.6 billion to $6.1 billion, or 4.81 percent of average credit card outstandings, compared to $4.5 billion, or 3.68 percent (3.79 percent excluding the impact of SOP 03-3) for the same period in 2006. Managed credit card total average loans and leases increased $6.5 billion to $169.0 billion compared to the same period in 2006. These period-over-period changes were driven by the same factors as described in the three month discussion above.

For more information on credit quality, see Credit Card – Domestic and Foreign beginning on page 100.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 5,748 banking centers, mortgage loan officers in nearly 200 locations and through a sales force offering our customers direct telephone and online access to our products. Consumer Real Estate products include fixed and adjustable rate loans for home purchase and refinancing needs, reverse mortgages, lines of credit and home equity loans. Mortgage products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. Consumer Real Estate is not impacted by the Corporation’s mortgage production retention decisions as Consumer Real Estate is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other.

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

Within GCSBB, the Consumer Real Estate first mortgage and home equity production was $41.9 billion and $124.1 billion for the three and nine months ended September 30, 2007 compared to $36.6 billion and $104.9 billion for the same periods in 2006. During the second quarter, the Corporation completed the purchase of a reverse mortgage business which has increased the Corporation’s offerings of reverse mortgages.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income for Consumer Real Estate decreased $89 million to $73 million compared to the same period in 2006 as the increases in net interest income and mortgage banking income were more than offset by higher provision for credit losses and an increase in noninterest expense. Net interest income grew $75 million, or 15 percent, and was driven by loan production in our home equity business partially offset by spread compression. Average loans and leases increased $21.8 billion, or 25 percent. The increase in mortgage banking income of $29 million, or 13 percent, was primarily due to the ongoing impact of the adoption of SFAS 159 on Consumer Real Estate loans held-for-sale and increased production income, partially offset by widening of credit spreads during the quarter. For more information on the adoption of SFAS 159 on mortgage banking income, see Mortgage Banking Risk Management on page 129.

Provision for credit losses increased $180 million to $197 million compared to the same period in 2006. This increase was driven by an increase in reserves for higher losses inherent in the home equity portfolio, reflective of growth and seasoning of the portfolio as well as the impact of weak home prices in certain geographic areas increasing the amount of loss when a loss occurs.

Noninterest expense increased $73 million, or 16 percent, compared to the same period in 2006, driven by costs associated with increased volume and the ongoing impact of the adoption of SFAS 159 on Consumer Real Estate loans held-

for-sale which resulted in direct origination costs related to loans for which the fair value option was elected being recorded in earnings as incurred.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income for Consumer Real Estate decreased $75 million, or 15 percent, compared to the same period in 2006 as the increases in net interest income of $170 million and mortgage banking income of $213 million were more than offset by higher provision for credit losses of $308 million and an increase in noninterest expense of $197 million. In addition to the factors described in the three month discussion above, the period-over-period changes were also impacted by the net favorable performance of the MSRs.

The Consumer Real Estate servicing portfolio includes loans serviced for others and originated and retained residential mortgages. The servicing portfolio at September 30, 2007 was $483.5 billion, $64.0 billion higher than at December 31, 2006, driven by production. Included in this amount was $244.9 billion of residential first mortgage loans serviced for others.

At September 30, 2007, the residential first mortgage MSR balance was $3.2 billion, an increase of $310 million, or 11 percent, from December 31, 2006. This value represented 130 bps of the related unpaid principal balance, a 5 bps increase from December 31, 2006.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s net interest income from ALM activities and the results of other consumer-related businesses (e.g., insurance).

Net income decreased $56 million and $80 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006 as increases in provision for credit losses and noninterest expense were partially offset by a higher contribution from ALM activities. The increase in provision for credit losses was due to higher losses inherent in the small business lending portfolio managed outside of Card Services.

Global Corporate and Investment Banking

	Three Months Ended September 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services		Treasury Services	ALM/ Other
Net interest income (1)	$2,747	$1,105	$811		$927	$(96)
Noninterest income:
Service charges	673	114	36		522	1
Investment and brokerage services	235	1	225		10	(1)
Investment banking income	436	-	436		-	-
Trading account profits (losses)	(1,445)	(45)	(1,415)		18	(3)
Gains (losses) on sales of debt securities	-	-	-		-	-
All other income	239	213	(277)		274	29
Total noninterest income	138	283	(995)		824	26
Total revenue, net of interest expense	2,885	1,388	(184)		1,751	(70)
Provision for credit losses	228	233	(4)		(3)	2
Noninterest expense	2,486	553	955		869	109
Income before income taxes	171	602	(1,135)		885	(181)
Income tax expense (benefit) (1)	71	223	(418)		327	(61)
Net income	$100	$379	$(717)		$558	$(120)
Net interest yield (1)	1.64%	1.81%	n/m		2.76%	n/m
Return on average equity (2)	0.91	9.71	(20.84	) %	28.00	n/m
Efficiency ratio (1)	86.19	39.77	n/m		49.58	n/m
Period end – total assets (3)	$738,553	$253,860	$430,915		$157,134	n/m

	Three Months Ended September 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services		Treasury Services	ALM/ Other
Net interest income (1)	$2,409	$1,118	$377		$980	$(66)
Noninterest income:
Service charges	676	124	30		523	(1)
Investment and brokerage services	225	5	211		9	-
Investment banking income	554	-	554		-	-
Trading account profits	707	11	682		14	-
Gains on sales of debt securities	11	3	8		-	-
All other income	586	117	65		375	29
Total noninterest income	2,759	260	1,550		921	28
Total revenue, net of interest expense	5,168	1,378	1,927		1,901	(38)
Provision for credit losses	36	54	(3)		(1)	(14)
Noninterest expense	2,861	518	1,458		896	(11)
Income before income taxes	2,271	806	472		1,006	(13)
Income tax expense (1)	838	287	174		372	5
Net income	$1,433	$519	$298		$634	$(18)
Net interest yield (1)	1.54%	1.89%	n/m		2.92%	n/m
Return on average equity (2)	13.82	14.15	10.67%		32.65	n/m
Efficiency ratio (1)	55.36	37.67	75.63		47.19	n/m
Period end – total assets (3)	$667,345	$243,247	$375,573		$160,141	n/m

(1)	FTE basis

(2)	Average allocated equity for GCIB was $44.0 billion and $41.1 billion for the three months ended September 30, 2007 and 2006.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

   n/m = not meaningful

Global Corporate and Investment Banking

	Nine Months Ended September 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$7,809	$3,289	$1,951	$2,823	$(254)
Noninterest income:
Service charges	2,009	362	99	1,548	-
Investment and brokerage services	688	1	656	31	-
Investment banking income	1,960	-	1,960	-	-
Trading account profits (losses)	270	(43)	271	46	(4)
Gains on sales of debt securities	2	-	2	-	-
All other income	1,460	633	(86)	802	111
Total noninterest income	6,389	953	2,902	2,427	107
Total revenue, net of interest expense	14,198	4,242	4,853	5,250	(147)
Provision for credit losses	384	370	6	8	-
Noninterest expense	8,566	1,577	4,125	2,648	216
Income before income taxes	5,248	2,295	722	2,594	(363)
Income tax expense (benefit) (1)	1,948	849	269	960	(130)
Net income	$3,300	$1,446	$453	$1,634	$(233)
Net interest yield (1)	1.58%	1.86%	n/m	2.78%	n/m
Return on average equity (2)	10.38	12.96	4.85%	27.89	n/m
Efficiency ratio (1)	60.33	37.14	84.99	50.43	n/m
Period end – total assets (3)	$738,553	$253,860	$430,915	$157,134	n/m

	Nine Months Ended September 30, 2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (1)	$7,356	$3,445	$1,173	$2,902	$(164)
Noninterest income:
Service charges	1,989	372	91	1,526	-
Investment and brokerage services	717	14	679	24	-
Investment banking income	1,720	-	1,720	-	-
Trading account profits	2,538	46	2,441	39	12
Gains on sales of debt securities	21	8	12	-	1
All other income	1,667	357	297	956	57
Total noninterest income	8,652	797	5,240	2,545	70
Total revenue, net of interest expense	16,008	4,242	6,413	5,447	(94)
Provision for credit losses	82	87	8	-	(13)
Noninterest expense	8,572	1,525	4,328	2,682	37
Income before income taxes	7,354	2,630	2,077	2,765	(118)
Income tax expense (benefit) (1)	2,720	973	769	1,023	(45)
Net income	$4,634	$1,657	$1,308	$1,742	$(73)
Net interest yield (1)	1.65%	2.01%	n/m	2.86%	n/m
Return on average equity (2)	14.59	13.87	15.71%	28.72	n/m
Efficiency ratio (1)	53.55	35.94	67.48	49.22	n/m
Period end – total assets (3)	$667,345	$243,247	$375,573	$160,141	n/m

(1)	FTE basis

(2)	Average allocated equity for GCIB was $42.5 billion for both the nine months ended September 30, 2007 and 2006.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

   n/m = not meaningful

	Ending Balance		Average Balance
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Total loans and leases	$275,427	$235,807	$267,758	$234,800	$256,590	$230,345
Total trading-related assets	333,107	296,054	356,867	339,119	364,842	328,642
Total market-based earning assets (1)	374,905	338,623	406,947	376,967	414,218	357,853
Total earning assets (2)	636,794	581,733	663,181	619,098	662,287	594,551
Total assets (2)	738,553	667,345	757,583	698,456	752,413	677,297
Total deposits	211,577	191,602	217,632	194,806	215,491	191,773

(1)	Total market-based earning assets represents earning assets included in Capital Markets and Advisory Services but excludes loans for which the fair value option have been elected.

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products and advisory solutions. GCIB’s products and services are delivered from three primary businesses: Business Lending, Capital Markets and Advisory Services and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities (e.g., Commercial Insurance business which was sold in the fourth quarter of 2007). Our clients are supported through offices in 23 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 115.

Effective January 1, 2007, the Corporation adopted SFAS 159 and elected to account for loans and loan commitments to certain large corporate clients at fair value. For more information on the adoption of SFAS 159, see Note 15 – Fair Value Disclosures to the Consolidated Financial Statements and see page 104 for a discussion of loans and loan commitments measured at fair value in accordance with SFAS 159. Effective April 1, 2007, the results of loans and loan commitments to certain large corporate clients for which the Corporation elected the fair value option (including the associated risk mitigation tools) were transferred from Business Lending to Capital Markets and Advisory Services to reflect management’s view of the underlying economics and the manner in which they are managed.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income decreased $1.3 billion, or 93 percent, compared to the same period in 2006 as extreme market disruptions adversely impacted total revenue in the Capital Markets and Advisory Services business. Additionally, we experienced an increase in provision for credit losses and a decrease in noninterest expense.

Net interest income increased $338 million, or 14 percent, primarily due to higher market-based net interest income of $412 million and growth in average loans and leases, and average deposits, partially offset by spread compression on core lending and deposit-related activities. Average loans and leases increased $33.0 billion, or 14 percent, and average deposits increased $22.8 billion, or 12 percent, compared to the same period in 2006.

Noninterest income decreased $2.6 billion, or 95 percent, compared to the same period in 2006, driven by the decreases in trading account profits (losses) of $2.2 billion, all other income of $347 million and investment banking income of $118 million. For more information on these decreases see the Capital Markets and Advisory Services discussion beginning on page 77.

Provision for credit losses increased $192 million to $228 million compared to the same period in 2006. The increase reflected the impact of the weak housing market, particularly on the homebuilder sector of our portfolio.

Noninterest expense decreased $375 million, or 13 percent, compared to the same period in 2006, mainly due to a reduction in performance-based incentive compensation.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $1.3 billion, or 29 percent, compared to the same period in 2006. The decrease in total revenue of $1.8 billion was largely due to decreases in trading account profits (losses) of $2.3 billion, all other income of $207 million and an increase in provision for credit losses of $302 million, which were partially offset by an increase in net interest income of $453 million. These period-over-period changes were driven by the same factors discussed above. In addition, the increase in investment banking income of $240 million was due to strength in debt underwriting and growth in advisory fees when compared to the same period in the prior year. Also, impacting the increase in the provision for credit losses were the absence of 2006 releases of reserves related to favorable commercial credit market conditions, higher net charge-offs in the retail automotive loan portfolio due to growth and seasoning, and a lower level of commercial recoveries.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income decreased $140 million, or 27 percent, to $379 million as total revenue remained flat while the provision for credit losses increased. Net interest income remained relatively unchanged, as average loan growth of nine percent was offset by the impact of spread compression. The increase in average loans and leases was attributable to growth in commercial loans, primarily due to core loan growth and funding on revolvers, and the indirect consumer loan portfolio related to bulk purchases of retail automotive loans. The increase in noninterest income of $23 million, or nine percent, was driven by improved economic hedging results of our exposures to certain large corporate clients and higher tax credits from community development activities. Provision for credit losses increased $179 million to $233 million compared to the same period in 2006. The increase reflected the impact of the weak housing market, particularly in the homebuilder sector.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $211 million, or 13 percent, to $1.4 billion compared to the same period in 2006. The increase in noninterest income of $156 million was more than offset by a decrease in net interest income combined with an increase in provision for credit losses of $283 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, a portion of the increase in noninterest income was attributable to gains recognized on certain lease transactions and contributing to the increase in provision for credit losses were the absence of 2006 releases of reserves related to favorable commercial credit market conditions, higher net charge-offs in the retail automotive loan portfolio due to growth and seasoning, and a lower level of commercial recoveries.

Capital Markets and Advisory Services

Capital Markets and Advisory Services provides financial products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities, merger-related advisory services and risk management solutions using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Underwriting debt and equity, securities research and certain market-based activities are executed through Banc of America Securities, LLC which is a primary dealer in the U.S.

Capital Markets and Advisory Services evaluates its results using market-based revenue that is comprised of net interest income and noninterest income but excludes net interest income on loans for which the fair value option has been elected. The following table presents further detail regarding market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives, foreign exchange contracts and public finance), credit products (primarily investment and noninvestment grade corporate debt obligations and credit derivatives), structured products (primarily commercial mortgage-backed securities, residential mortgage-backed securities, and CDOs), and equity income from equity-linked derivatives and cash equity activity. A variety of factors influence results including volume of activity and the degree in which we successfully anticipate market movements. During periods of extreme market volatility, factors such as underlying market activity and liquidity could impact our results.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Investment banking income
Advisory fees	$94	$85	$334	$214
Debt underwriting	281	417	1,395	1,275
Equity underwriting	61	52	231	231
Total investment banking income	436	554	1,960	1,720

Sales and trading revenue
Fixed income:
Liquid products	568	433	1,527	1,717
Credit products	(885)	237	(82)	675
Structured products	(569)	373	304	1,103
Total fixed income	(886)	1,043	1,749	3,495
Equity income	244	330	1,100	1,198
Total sales and trading revenue	(642)	1,373	2,849	4,693
Total Capital Markets and Advisory Services market-based revenue (1)	$(206)	$1,927	$4,809	$6,413

(1)	Market-based revenue for the three and nine months ended September 30, 2007 excludes $22 million and $44 million of net interest income on loans for which the fair value option has been elected.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income decreased $1.0 billion resulting in a net loss of $717 million primarily driven by the extreme market disruptions that occurred in the third quarter of 2007 which resulted in significant losses in market-based revenue. Market-based revenue decreased $2.1 billion, resulting in losses of $206 million, driven by losses incurred in sales and trading activities combined with a decrease in investment banking income. Partially offsetting these decreases was a reduction in noninterest expense due to lower performance-based incentive compensation.

Investment banking income decreased $118 million to $436 million as the Corporation was unable to execute transactions when the high-yield markets effectively shut down in response to the market disruption.

Sales and trading revenue from liquid products increased $135 million as the negative impact of correlations breaking down between cash and hedge positions in municipal finance were more than offset by the strength in interest rate products and foreign exchange contracts.

Sales and trading losses from credit products were $885 million, a decline in revenue of $1.1 billion compared to the same period in 2006. These losses were driven by positions taken in the market which incurred losses as spreads widened. Additionally, we experienced a breakdown in the expected correlations between cash positions and credit indices as indices became extremely volatile and diverged from single name credit risk in our portfolio. Additionally, we incurred losses of $173 million, net of $409 million in fees, on principally leveraged loans, loan commitments and the Corporation’s share of the forward calendar. We also had approximately $40 million in markdowns related to loans in our CLO warehouse. As of September 30, 2007, we had $1.6 billion exposure to CLO warehouses.

Sales and trading losses from structured products were $569 million, with a decline in revenue of $942 million compared to the same period in the prior year. These losses were driven by the breakdown of the expected hedge correlation and the impact of credit markets that essentially shut down. These drivers resulted in losses in structured credit trading, residential mortgage-backed securities, commercial real estate and CDO positions. Structured credit trading incurred losses as certain trades were adversely impacted by the dislocation in the markets. Residential mortgage-backed securities were also negatively impacted by the breakdown in hedge correlations when agency-based product hedges diverged from non-agency loans. In addition, we incurred losses on markdowns of $74 million, net of $119 million in fees, on certain commercial real estate exposures as the markets essentially shut down. Finally, we incurred losses of $104 million on our CDO warehouse pipeline and losses of $198 million associated with financings of mezzanine CDO paper.

Sales and trading revenue from equity income products decreased $86 million primarily due to lower client activity in equity capital markets and equity derivatives combined with reduced trading results.

Collateralized Debt Obligations Exposures at September 30, 2007

As previously mentioned in Recent Events on page 48, subsequent to September 30, 2007, credit spreads on CDOs have been widening. The following is a summary of our CDO exposure. At September 30, 2007, we provided $15.5 billion, or $12.8 billion net of amounts hedged (principally with financial guarantees from insurers), in liquidity support for commercial paper issued by CDOs. The commercial paper is the most senior class of securities issued and benefits from the subordination of all other securities, including AAA-rated securities. The net amount that is principally backed by subprime residential mortgage exposure totaled $9.8 billion. This amount included approximately $9.4 billion of high grade asset-backed securities, net of hedges, of which $3.2 billion was consolidated, and $400 million of mezzanine asset-backed securities. The $9.4 billion of high grade asset-backed securities includes $5.5 billion of CDOs collateralized by other CDOs. For more information on the liquidity support refer to Collateralized Debt Obligations beginning on page 90.

We also have exposure to CDOs through our structuring, warehousing and trading activities. At September 30, 2007, we had $2.4 billion in super senior securities exposure retained as part of our CDO structuring business, net of $2.8 billion that is hedged (principally with financial guarantees from insurers). The super senior tranche is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities issued by the CDO, including AAA-rated securities. The portion that is backed principally by subprime residential mortgage exposure was $1.9 billion, net of $2.1 billion of hedges. The net portion backed principally by subprime residential mortgage-backed exposure included approximately $400 million, net of hedges, of high grade asset-backed securities CDOs and $1.5 billion of mezzanine asset-backed securities CDOs.

We also had CDO exposure of approximately $1.0 billion in CDO warehouses. The portion backed principally by subprime residential mortgage exposure was approximately $400 million. We had other subprime exposure related to loans pending securitization of approximately $1.8 billion and outstandings under financing transactions of approximately $1.0 billion.

In addition to the CDO-related exposures discussed above, we continue to actively manage various exposures as part of our normal sales and trading activities.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $855 million, or 65 percent compared to the same period in 2006. This was driven by a decrease in market-based revenue of $1.6 billion, partially offset by a decrease of $203 million in noninterest expense. These period-over-period changes, with the exception of investment banking income, were driven by the same factors as described in the three-month discussion above. The increase in investment banking income of $240 million was due to strength in debt underwriting and growth in advisory fees when compared to the same period in the prior year.

Treasury Services

Treasury Services provides integrated working capital management and treasury solutions to clients worldwide through our network of proprietary offices and special clearing arrangements. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our products and services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Net interest income is derived from interest and noninterest-bearing deposits, sweep investments, and other liability management products. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Noninterest income is generated from payment and receipt products, merchant services, wholesale card products, and trade services and is comprised largely of service charges which are net of market-based earnings credit rates applied against noninterest-bearing deposits. Effective July 1, 2007, the Corporation now reports the results of Merchant Services in Treasury Services. Previously, these results were reported in Card Services in GCSBB. Prior period amounts have been reclassified.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income decreased $76 million, or 12 percent, compared to the same period in 2006, primarily due to decreases in all other income and net interest income partially offset by a decrease in noninterest expense. Net interest income decreased $53 million, or five percent, as an increase in average deposits of $7.2 billion, or five percent, was more than offset by the negative impact on net interest income due to the shift from noninterest-bearing to interest-bearing deposits and spread compression resulting from the rate environment and competitive pricing. Noninterest income decreased $97 million, or 11 percent, and noninterest expense decreased $27 million, or three percent reflecting the sale of a Merchant Services’ business in the prior year partially offset by the impact of commercial card income growth from increased purchase volumes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $108 million, or six percent, compared to the same period in 2006, predominantly due to decreases in all other income of $154 million and net interest income of $79 million partially offset by a decrease in noninterest expense of $34 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as our commercial insurance business and commercial operations in Mexico.

Net income decreased $102 million and $160 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006, mainly due to a lower contribution from the Corporation’s ALM activities.

Global Wealth and Investment Management

	Three Months Ended September 30, 2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/Other
Net interest income (2)	$1,009	$294	$5	$671	$39
Noninterest income:
Investment and brokerage services	1,147	365	490	243	49
All other income	44	15	(7)	34	2
Total noninterest income	1,191	380	483	277	51
Total revenue, net of interest expense	2,200	674	488	948	90
Provision for credit losses	(29)	(34)	-	5	-
Noninterest expense	1,274	481	307	428	58
Income before income taxes	955	227	181	515	32
Income tax expense (2)	356	84	67	190	15
Net income	$599	$143	$114	$325	$17
Net interest yield (2)	3.12%	2.80%	n/m	2.70%	n/m
Return on average equity (3)	19.98	15.93	26.59%	79.46	n/m
Efficiency ratio (2)	57.91	71.36	62.91	45.15	n/m
Period end – total assets (4)	$139,955	$45,081	$2,568	$102,224	n/m

	Three Months Ended September 30, 2006
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/Other
Net interest income (2)	$887	$221	$(14)	$634	$46
Noninterest income:
Investment and brokerage services	828	223	374	190	41
All other income	63	10	16	31	6
Total noninterest income	891	233	390	221	47
Total revenue, net of interest expense	1,778	454	376	855	93
Provision for credit losses	-	(3)	-	2	1
Noninterest expense	965	310	252	392	11
Income before income taxes	813	147	124	461	81
Income tax expense (2)	300	55	46	170	29
Net income	$513	$92	$78	$291	$52
Net interest yield (2)	3.41%	2.84%	n/m	2.96%	n/m
Return on average equity (3)	20.95	23.44	18.76%	65.89	n/m
Efficiency ratio (2)	54.31	68.39	67.06	45.74	n/m
Period end – total assets (4)	$112,298	$32,187	$2,980	$88,139	n/m

(1)

In July 2007, the operations of the recently acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $11.9 billion and $9.7 billion for the three months ended September 30, 2007 and 2006.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Wealth and Investment Management

	Nine Months Ended September 30, 2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/Other
Net interest income (2)	$2,893	$743	$8	$2,009	$133
Noninterest income:
Investment and brokerage services	3,029	839	1,358	704	128
All other income	174	39	19	105	11
Total noninterest income	3,203	878	1,377	809	139
Total revenue, net of interest expense	6,096	1,621	1,385	2,818	272
Provision for credit losses	(20)	(25)	-	5	-
Noninterest expense	3,317	1,099	861	1,256	101
Income before income taxes	2,799	547	524	1,557	171
Income tax expense (2)	1,038	202	194	576	66
Net income	$1,761	$345	$330	$981	$105
Net interest yield (2)	3.16%	2.76%	n/m	2.79%	n/m
Return on average equity (3)	22.18	21.22	26.39%	81.23	n/m
Efficiency ratio (2)	54.42	67.80	62.21	44.54	n/m
Period end – total assets (4)	$139,955	$45,081	$2,568	$102,224	n/m

	Nine Months Ended September 30, 2006
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/Other
Net interest income (2)	$2,748	$677	$(34)	$1,910	$195
Noninterest income:
Investment and brokerage services	2,494	691	1,116	569	118
All other income	216	69	37	90	20
Total noninterest income	2,710	760	1,153	659	138
Total revenue, net of interest expense	5,458	1,437	1,119	2,569	333
Provision for credit losses	(41)	(51)	-	10	-
Noninterest expense	2,881	923	738	1,149	71
Income before income taxes	2,618	565	381	1,410	262
Income tax expense (2)	968	209	141	522	96
Net income	$1,650	$356	$240	$888	$166
Net interest yield (2)	3.55%	2.98%	n/m	3.00%	n/m
Return on average equity (3)	22.19	33.02	19.83%	71.76	n/m
Efficiency ratio (2)	52.79	64.22	65.99	44.72	n/m
Period end – total assets (4)	$112,298	$32,187	$2,980	$88,139	n/m

(1)

In July 2007, the operations of the recently acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $10.6 billion and $9.9 billion for the nine months ended September 30, 2007 and 2006.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006

Total loans and leases	$78,324	$62,723	$77,041	$61,684	$70,322	$59,890

Total earning assets (1)	130,428	104,519	128,345	103,285	122,414	103,444

Total assets (1)	139,955	112,298	138,394	110,750	130,787	110,963

Total deposits	130,533	102,249	127,819	100,915	120,387	101,063

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GWIM provides a wide offering of customized banking, investment and brokerage services tailored to meet the changing wealth management goals of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); Columbia Management (Columbia); and Premier Banking and Investments (PB&I). In addition, ALM/Other primarily includes the results of ALM activities.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income increased $86 million, or 17 percent, driven by an increase in investment and brokerage services of $319 million, or 39 percent, compared to the same period in 2006. This increase was due to higher AUM primarily attributable to organic growth and acquisitions, and an increase in brokerage income. Partially offsetting this increase was an increase in noninterest expense.

Net interest income increased $122 million, or 14 percent, driven by average deposit and loan growth and acquisitions. Partially offsetting the increase in the net interest income was spread compression in the deposit and loan portfolios as well as a shift in the deposit product mix. GWIM deposit growth also benefited from the migration of deposits from GCSBB. A more detailed discussion regarding migrated deposit balances is provided in the PB&I discussion.

Noninterest expense increased $309 million, or 32 percent, due to acquisitions and continued increases in personnel expense driven by PB&I and U.S. Trust’s expansion of client facing associates and higher revenue-generated operating costs.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased $111 million, or seven percent, compared to the same period in the prior year, driven by increases of $535 million in investment and brokerage services and $145 million in net interest income, partially offset by an increase of $436 million in noninterest expense. These period-over-period changes were driven by the same factors as described in the three month discussion above. In addition, provision for credit losses increased $21 million compared to the same period in 2006 primarily due to the absence of a 2006 credit loss recovery.

Client Assets

Client assets consist of AUM, client brokerage assets, and assets in custody. AUM generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of taxable and nontaxable money market products, taxable and nontaxable fixed income and equity securities. Client brokerage assets represent a source of commission revenue and fees. Assets in custody represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Client Assets

	September 30
(Dollars in millions)	2007	2006
Assets under management	$709,955	$517,055
Client brokerage assets (1)	217,916	193,699
Assets in custody	158,756	100,130
Less: Client brokerage assets and assets in custody included in assets under management	(87,386)	(64,178)
Total net client assets	$999,241	$746,706

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

AUM increased $192.9 billion, or 37 percent, as of September 30, 2007 compared to the same period in 2006, driven by acquisitions as well as net inflows. As of September 30, 2007 client brokerage assets increased by $24.2 billion or 13 percent, compared to the same period in 2006, driven by increased brokerage activity. Assets in custody increased $58.6 billion, or 59 percent, compared to the same period in 2006, driven by organic growth and acquisitions.

U.S. Trust Corporation contributed $115.6 billion in AUM as well as $45.0 billion in assets in custody.

U.S. Trust, Bank of America Private Wealth Management

In July 2007, the Corporation completed the acquisition of U.S. Trust Corporation for $3.3 billion in cash combining it with The Private Bank and its ultra-wealthy extension, Family Wealth Advisors, to form U.S. Trust, Bank of America Private Wealth Management (U.S. Trust). The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank. U.S. Trust provides comprehensive wealth management solutions to wealthy and ultra-wealthy clients with investable assets of more than $3 million. In addition, U.S. Trust provides resources and customized solutions to meet clients’ wealth structuring, investment management, trust and banking services as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). Clients also benefit from access to resources available through the Corporation – including capital markets products, large and complex financing solutions, and its extensive banking platform.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income increased $51 million, or 55 percent, compared to the same period in 2006, due to growth in total revenue partially offset by increased noninterest expense. Net interest income increased $73 million as growth in average loans and leases of $10.6 billion and an increase in average deposits of $11.7 billion were partially offset by spread compression in the loan portfolio and the shift in the product mix of the deposit portfolio. Growth in noninterest income was driven by a $142 million increase in investment and brokerage services related to organic growth and acquisitions. Noninterest expense increased $171 million, or 55 percent, driven by acquisitions, including $45 million related to amortization of intangibles.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income decreased $11 million, or three percent, compared to the same period in the prior year, due to increases in noninterest expense of $176 million and provision for credit losses of $26 million, offset by higher noninterest income of $118 million and net interest income of $66 million. These period-over-period changes were driven by the same factors as described in the three month discussion above. In addition, the increase in provision for credit losses was primarily due to the absence of a 2006 credit loss recovery.

Columbia Management

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management services, including mutual funds, liquidity strategies and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products including equity, fixed income (taxable and non-taxable) and money market (taxable and non-taxable) funds. Columbia distributes its products and services directly to institutional clients, and distributes to individuals through U.S. Trust, PB&I and nonproprietary channels including other brokerage firms.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income increased $36 million, or 46 percent, largely as a result of an increase in investment and brokerage services of $116 million, or 31 percent, compared to the same period in 2006. This increase was due to higher AUM driven by net client inflows, acquisitions and market appreciation. Partially offsetting this increase was higher noninterest expense of $55 million, or 22 percent, primarily due to an increase in revenue-generated operating costs.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased $90 million, or 38 percent, primarily as a result of an increase in investment and brokerage services of $242 million, or 22 percent, partially offset by an increase of $123 million, or 17 percent, in noninterest expense. These period-over-period changes were driven by the same factors as described in the three month discussion above.

Premier Banking and Investments

PB&I includes Banc of America Investments, our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 5,400 client facing associates to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $500,000 or at least $100,000 of investable assets.

PB&I includes the impact of migrating qualifying affluent customers, including their related deposit balances, from GCSBB to our PB&I model. After migration, the associated net interest income, service charges and noninterest expense is recorded in PB&I. The growth reported in the financial results of PB&I includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For the three months ended September 30, 2007 and 2006, a total of $2.6 billion and $1.7 billion of deposits were migrated from GCSBB to PB&I and a total of $9.0 billion and $7.0 billion were migrated for the nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income increased $34 million, or 12 percent, compared to the same period in 2006 due to an increase in revenues. Noninterest income increased $56 million, or 25 percent, driven by higher investment and brokerage services. Net interest income increased $37 million, or six percent, driven by higher average deposit and loan balances partially offset by a shift of the product mix in the deposit portfolio and spread compression in the deposit and loan portfolios. Noninterest expense increased $36 million, or nine percent, primarily due to increases in personnel expense driven by the expansion of client facing associates and higher revenue-generated operating costs.

The growth in PB&I revenues was 11 percent, of which approximately eight percent was attributable to the impact of migration and three percent reflected incremental organic growth. For the same period, PB&I net income grew 12 percent, of which approximately 11 percent was attributable to the impact of migration, and one percent to incremental organic growth.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased $93 million compared to the same period in 2006 due to increases in noninterest income of $150 million and net interest income of $99 million partially offset by an increase in noninterest expense of $107 million. These period-over-period changes were driven by the same factors as described in the three month discussion above.

The reported growth in PB&I revenues was 10 percent, of which approximately six percent was attributable to the impact of migration and four percent reflected incremental organic growth. For the same period, PB&I net income grew 10 percent, of which approximately eight percent was attributable to the impact of migration and two percent reflected incremental organic growth.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income decreased $35 million, or 67 percent and $61 million, or 37 percent for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decrease in net income for the three months ended September 30, 2007 was driven by an increase noninterest expense of $47 million related to marketing and other costs. The decrease in the nine months ended September 30, 2007 was driven by a $62 million decrease in net interest income due to a reduction in the contribution from ALM activities.

All Other

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(2,031)	$2,085	$54	$(1,418)	$1,872	$454
Noninterest income:
Card income	739	(896)	(157)	841	(1,032)	(191)
Equity investment income	852	-	852	687	-	687
Gains (losses) on sales of debt securities	7	-	7	(480)	-	(480)
All other income	(333)	70	(263)	632	68	700
Total noninterest income	1,265	(826)	439	1,680	(964)	716
Total revenue, net of interest expense	(766)	1,259	493	262	908	1,170
Provision for credit losses	(1,290)	1,259	(31)	(920)	908	(12)
Merger and restructuring charges (4)	84	-	84	269	-	269
All other noninterest expense	(272)	-	(272)	149	-	149
Income before income taxes	712	-	712	764	-	764
Income tax expense (3)	165	-	165	213	-	213
Net income	$547	$-	$547	$551	$-	$551

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(5,743)	$5,956	$213	$(4,303)	$5,664	$1,361
Noninterest income:
Card income	2,136	(2,528)	(392)	2,969	(3,569)	(600)
Equity investment income	3,467	-	3,467	1,841	-	1,841
Gains (losses) on sales of debt securities	70	-	70	(484)	-	(484)
All other income	(646)	221	(425)	218	245	463
Total noninterest income	5,027	(2,307)	2,720	4,544	(3,324)	1,220
Total revenue, net of interest expense	(716)	3,649	2,933	241	2,340	2,581
Provision for credit losses	(3,915)	3,649	(266)	(2,358)	2,340	(18)
Merger and restructuring charges (4)	270	-	270	561	-	561
All other noninterest expense	13	-	13	899	-	899
Income before income taxes	2,916	-	2,916	1,139	-	1,139
Income tax expense (3)	822	-	822	330	-	330
Net income	$2,094	$-	$2,094	$809	$-	$809

(1)	Provision for credit losses represents the provision for credit losses in All Other combined with the GCSBB securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis). See the GCSBB section beginning on page 65 for information on the GCSBB managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the offsetting securitization impact. For additional information, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

In addition to the offsetting securitization impact discussed above, All Other includes our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, Corporate Investments and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. In addition, Principal Investing has unfunded equity commitments related to some of these investments. For more information on these commitments see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

Corporate Investments primarily includes investments in publicly-traded equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes the Corporation’s strategic investments in China Construction Bank (CCB), Grupo Financiero Santander Serfin (Santander), Banco Itaú and other investments. The restricted shares of CCB and Banco Itaú are currently carried at cost but, as required by GAAP, will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI starting one year prior to the lapse of their restrictions. We also hold an option to increase our ownership interest in CCB to 19.1 percent. This option expires in February 2011. The strike price of the option is based on the initial public offering price that steps up on an annual basis beginning at 103 percent and is capped at 118 percent depending on when the option is exercised. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

The following table presents the components of All Other’s equity investment income and a reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2007 and 2006.

Components of Equity Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Principal Investing	$275	$604	$2,100	$1,347
Corporate and Strategic Investments	577	83	1,367	494
Total equity investment income included in All Other	852	687	3,467	1,841
Total equity investment income included in the business segments	52	18	280	281
Total consolidated equity investment income	$904	$705	$3,747	$2,122

The Other component of All Other includes the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS 52 revaluation of foreign denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. The objective of the funds transfer pricing allocation methodology is to minimize the impact to the businesses from changes in interest rate and foreign exchange fluctuations. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income remained relatively unchanged at $547 million as decreases in net interest income and noninterest income were offset by a decrease in all other noninterest expense and merger and restructuring charges.

Net interest income decreased $400 million resulting largely from the absence of net interest income due to the sale of the Latin American operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results. Net interest income was also adversely impacted by the adoption of a new accounting standard (FSP 13-2) which decreased net interest income by approximately $55 million.

Noninterest income decreased $277 million primarily due to the absence of a $720 million (pre-tax) gain on the sale of our Brazilian operations partially offset by a loss of $496 million on the sale of mortgage-backed debt securities, both of which occurred in the prior year. Also, equity investment income increased $165 million primarily due to a $353 million dividend from CCB, which included a special dividend of $184 million prior to CCB’s recent share listing. Partially offsetting this increase was a decrease in gains on our Principal Investing portfolio. Noninterest income was also adversely impacted by the absence of noninterest income due to the sale of the Latin American operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results.

Merger and restructuring charges decreased $185 million to $84 million compared to $269 million for the same period a year ago due largely to declining integration work associated with the MBNA acquisition partially offset by $46 million in charges associated with the integration of U.S. Trust Corporation. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

All other noninterest expense decreased $421 million resulting largely from the absence of operating costs after the sale of the Latin America operations and Hong Kong based retail and commercial banking business which were included in the Corporation’s 2006 results in addition to decreases in unallocated residual general operating expenses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income increased $1.3 billion to $2.1 billion primarily due to decreases in all other noninterest expense, merger and restructuring charges and provision for credit losses, combined with an increase in total revenue.

Total revenue increased $352 million to $2.9 billion. In addition to the factors described above, the increase in total revenue was due to the $600 million increase in value related to the gain on the sale of private equity funds to Conversus Capital and the absence of a $175 million mark-to-market loss for certain economic hedges that did not qualify for SFAS 133 hedge accounting during 2006.

Provision for credit losses decreased $248 million to negative $266 million compared to negative $18 million in the same period a year ago, mainly due to reserve reductions due to the sale of our Argentina portfolio during the first quarter of 2007 and improved performance of the remaining portfolios from consumer finance businesses that we have exited.

The decreases in all other noninterest expense of $886 million and merger and restructuring charges of $291 million were driven by the same factors as described in the three month discussion above.

Off-Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk see Liquidity Risk and Capital Management beginning on page 93. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or similar instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for our customers.

We have liquidity agreements, SBLCs or other arrangements with the SPEs, as described below, under which we are obligated to provide funding in the event of a market disruption or other specified event or otherwise provide credit support to the entities (hereinafter referred to as liquidity exposure). We manage our credit risk and any market risk on these arrangements by subjecting them to our normal underwriting and risk management processes. Our credit ratings and changes thereto will affect the borrowing cost and liquidity of these SPEs. In addition, significant changes in counterparty asset valuation and credit standing may also affect the ability of the SPEs to issue commercial paper. The contractual or notional amount of these commitments as presented in Table 10, represents our maximum possible funding obligation and is not, in management’s view, representative of expected losses or funding requirements. From time to time, we may purchase commercial paper issued by these SPEs in connection with market-making activities or for investment purposes. During the three months ended September 30, 2007, there were extreme dislocations which occurred in the credit markets, including the commercial paper market, where certain investment activities were affected. As a result, at September 30, 2007, we held $6.5 billion of commercial paper issued by the SPEs summarized in the table below, including $2.2 billion issued by consolidated SPEs. At December 31, 2006, we held $123 million.

The following table presents our liquidity exposure to these SPEs, which include VIEs and QSPEs. VIEs are SPEs which lack sufficient equity at risk or whose equity investors do not have a controlling financial interest. QSPEs are SPEs whose activities are strictly limited to holding and servicing financial assets. Some, but not all, of the liquidity commitments to VIEs are considered to be significant variable interests and are disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. Those liquidity commitments that are not significant variable interests are not required to be included in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Table 10
Special Purpose Entities Liquidity Exposure (1)

	September 30, 2007
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$12,603	$50,024	$-	$62,627
Collateralized debt obligations	3,240	12,281	-	15,521
Asset acquisition conduits	1,319	8,766	-	10,085
Municipal bond trusts and other SPEs	348	2,116	6,377	8,841
Customer-sponsored conduits	-	2,736	-	2,736
Total liquidity exposure	$17,510	$75,923	$6,377	$99,810

	December 31, 2006
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$11,515	$29,836	$-	$41,351
Collateralized debt obligations	-	7,658	-	7,658
Asset acquisition conduits	1,083	5,952	-	7,035
Municipal bond trusts and other SPEs	272	48	7,593	7,913
Customer-sponsored conduits	-	4,586	-	4,586
Total liquidity exposure	$12,870	$48,080	$7,593	$68,543

(1)

We have a significant variable interest in both consolidated and unconsolidated corporation sponsored multi-seller conduits and CDOs, as well as consolidated asset acquisition conduits and municipal bond trusts; therefore these exposures are also included in Note 9 - Variable Interest Entities to the Consolidated Financial Statements. We do not have a significant variable interest in unconsolidated asset acquisition conduits, municipal bond trusts and other SPEs, and customer-sponsored conduits; therefore these exposures are not included in Note 9 - Variable Interest Entities to the Consolidated Financial Statements.

(2)	We consolidate VIEs when we are the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

Corporation-sponsored multi-seller conduits

We administer three multi-seller conduits which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. Our customers sell or otherwise transfer assets to the conduits, which in turn issue high-grade, short-term commercial paper that is collateralized by the underlying assets. We receive fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the conduits. These commitments represent significant variable interests in the SPEs, which are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. We are the primary beneficiary of one conduit which is included in our Consolidated Financial Statements. We do not consolidate the other two conduits, which issued capital notes to independent third parties, as we do not expect to absorb a majority of the variability of the conduits.

At September 30, 2007, our liquidity commitments to the conduits were collateralized by various classes of assets, including student loans of 24 percent, credit card loans of 13 percent, auto loans and trade receivables of eight percent each, and prime residential mortgages of four percent. Less than one percent of these commitments are collateralized by subprime residential mortgages. In addition, 27 percent of our commitments were collateralized by the conduits’ short-term lending obligations to investment funds (e.g., real estate limited partnerships, private equity or venture capital funds). Amounts advanced under these obligations will be repaid when the investment funds issue capital calls to their qualified equity investors. These liquidity commitments and SBLCs provided to unconsolidated conduits are included in Table 11.

Collateralized debt obligations

CDOs are SPEs that hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper, and equity securities. We receive fees for structuring the CDOs and/or placing debt securities with third party investors.

At September 30, 2007 and December 31, 2006, we provided liquidity support in the form of written put options on $10.0 billion and $2.1 billion of commercial paper issued by CDOs, including $3.2 billion issued by the consolidated CDO at September 30, 2007. The commercial paper is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities, issued by the CDOs. We are obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. See Note 11 – Commitments and Contingencies to the Consolidated Financial Statements for more information on the written put options. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

We also administer a CDO conduit that obtains funds by issuing commercial paper to third party investors. The conduit held $5.5 billion of assets at September 30, 2007 and December 31, 2006 consisting of super senior tranches of debt securities issued by other CDOs. These securities benefit from overcollateralization exceeding the amount that would be required for a AAA rating. We provide liquidity support equal to the amount of assets in this conduit which obligates us to purchase the commercial paper at a predetermined contractual yield in the event of a severe disruption in the short-term funding market. Our liquidity commitment to the conduit is included in Table 11. For more information on our CDO exposures at September 30, 2007, refer to the discussion beginning on page 78.

Asset acquisition conduits

We administer two unconsolidated conduits which acquire assets on behalf of our customers. The return on the assets held in the conduits, which consist principally of liquid exchange-traded securities, is passed through to our customers through a series of derivative contracts. We consolidate a third conduit which holds subordinated debt securities for our benefit. These conduits obtain funding through the issuance of commercial paper and subordinated certificates to third party investors. Repayment of the commercial paper and certificates is assured by derivative contracts between the Corporation and the conduits, and we are reimbursed through the derivative contracts with our customers. Our performance under the derivatives is collateralized by the underlying assets. Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

Municipal bond trusts and other SPEs

We administer municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds and obtain financing by issuing floating-rate trust certificates that reprice on a weekly basis to third party investors. The floating-rate investors have the right to tender the certificates upon repricing. We serve as remarketing agent and liquidity provider for the trusts. Should we be unable to remarket the tendered certificates, we are obligated to purchase them at par. The total notional amount of floating-rate certificates for which we provide liquidity support was $4.6 billion and $2.6 billion at September 30, 2007 and December 31, 2006. Some of these trusts are QSPEs. We consolidate those trusts that are not QSPEs if we hold the residual interest or otherwise expect to absorb a majority of the variability of the trusts. Our liquidity commitments to unconsolidated trusts are included in Table 11.

In addition, we administer several conduits that held $4.2 billion and $5.3 billion of assets at September 30, 2007 and December 31, 2006, primarily high-grade, long-term agency mortgage-backed securities. These conduits, which are QSPEs, obtain funding by issuing commercial paper to third party investors. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the entities in exchange for the commercial paper rate. If an asset’s rating declines below a certain investment quality as evidenced by its investment rating or defaults, we are no longer exposed to the risk of loss.

Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements. For more information on QSPEs, see Note 8 – Securitizations to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Customer conduits

We provide liquidity facilities to conduits that are sponsored by our customers and which provide them with direct access to the commercial paper market. We are typically one of several liquidity providers for a customer’s conduit. We do not provide SBLCs or other forms of credit enhancement to these conduits. Assets of these conduits consist primarily of auto loans, monoline-wrapped consumer receivables, and credit card receivables. The liquidity commitments benefit from structural protections which vary depending upon the program, but given these protections, the exposures are viewed to be of investment grade quality.

These commitments are included in Table 11. As we typically provide less than 20 percent of the total liquidity commitments to these conduits and do not provide other forms of support, we have concluded that we do not hold a significant variable interest in the conduits and they are not included in our discussion of VIEs in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. For lending commitments for which we have elected to account for under SFAS 159, the fair value of the commitment is recorded in accrued expenses and other liabilities.

For more information on these commitments and guarantees, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. For more information on the adoption of SFAS 159, see Note 15 – Fair Value Disclosures to the Consolidated Financial Statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At September 30, 2007, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $10.7 billion (related outstandings of $265 million) were not included in credit card line commitments in the table below.

Table 11
Credit Extension Commitments

	September 30, 2007
(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Loan commitments	$173,480	$70,265	$97,550	$26,907	$368,202
Home equity lines of credit	1,614	1,805	2,706	104,845	110,970
Standby letters of credit and financial guarantees	28,280	11,057	6,302	8,326	53,965
Commercial letters of credit	4,019	33	41	962	5,055
Legally binding commitments (1)	207,393	83,160	106,599	141,040	538,192
Credit card lines	874,417	17,018	-	-	891,435
Total credit extension commitments	$1,081,810	$100,178	$106,599	$141,040	$1,429,627

(1)

Includes commitments of $50.0 billion to corporation-sponsored multi-seller conduits, $5.5 billion to CDOs, $4.3 billion to municipal bond trusts and $2.7 billion to customer-sponsored conduits at September 30, 2007.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.

We facilitate bridge financing (high grade debt, high yield debt and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for clients. For more information on our bridge financing, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

Other Commitments

We provided support to a cash fund advised within the GWIM business segment by purchasing certain assets for cash at fair market value and by committing to provide a limited amount of capital to the fund. In addition, we may from time to time, but are under no obligation to, provide additional support to funds advised within the GWIM business segment. Future support, if any, may take the form of a commitment to provide capital to the funds or to purchase certain assets from the funds.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a business unit, we effectively manage that unit’s ability to take on risk. Review and approval of business plans incorporates approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market, operational and event. For a more detailed discussion of our risk management activities, see pages 34 through 69 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Strategic Risk Management

We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the business units continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section on page 129 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included beginning on page 36 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

One ratio that can be used to monitor the stability of funding composition is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic deposits. The ratio was 132 percent at September 30, 2007 compared to 118 percent at December 31, 2006. The increase was attributable to organic growth in the loan and lease portfolio, and a decision to retain a larger share of mortgage production on the Corporation’s balance sheet instead of AFS debt securities.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. The Corporation’s target range for “Time to Required Funding” is 21 to 27 months and is the primary driver of the timing and amount of the Corporation’s debt issuances. At September 30, 2007, the pre-funding for the LaSalle acquisition increased “Time to Required Funding” to 28 months compared to 24 months at December 31, 2006. During the fourth quarter of 2007, we expect the “Time to Required Funding” to decrease slightly below our target range as a result of the funding of the LaSalle acquisition but we expect it to recover in 2008.

We originate loans and securities for retention on our balance sheet and for distribution. As part of our “originate to distribute” strategy, commercial loan originations and underwritten securities are distributed through syndication and placement, and residential mortgages originated by Consumer Real Estate are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of market conditions. Market disruptions or unexpected events in the marketplace may impact liquidity (i.e., delay or impact our ability to distribute) and may heighten exposure in the portfolios resulting in higher potential for loss unless an orderly disposition of the exposure can be made. Additionally, the Corporation has liquidity agreements, SBLCs or other arrangements with the SPEs under which the Corporation is obligated to provide funding in the event of a market disruption or other specified event or otherwise provide credit support to these entities. The funding of these liquidity exposures may have an adverse impact on the Corporation’s liquidity. For more information on these entities and how they impact the Corporation’s liquidity, see Off-Balance Sheet Arrangements on page 88.

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 12 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., and FIA Card Services, N.A., at September 30, 2007 and December 31, 2006.

Table 12
Regulatory Capital

	September 30, 2007			December 31, 2006
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.22%	$94,108	$45,803	8.64%	$91,064	$42,181
Bank of America, N.A.	8.14	76,649	37,672	8.89	76,174	34,264
FIA Card Services, N.A.	14.86	21,400	5,761	14.08	19,562	5,558
Total
Bank of America Corporation	11.86	135,786	91,605	11.88	125,226	84,363
Bank of America, N.A.	10.73	101,071	75,344	11.19	95,867	68,529
FIA Card Services, N.A.	17.58	25,327	11,522	17.02	23,648	11,117
Tier 1 Leverage
Bank of America Corporation	6.20	94,108	45,516	6.36	91,064	42,935
Bank of America, N.A.	6.19	76,649	37,172	6.63	76,174	34,487
FIA Card Services, N.A.	17.23	21,400	3,727	16.88	19,562	3,478

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Table 13 reconciles the Corporation’s total shareholders’ equity to tier 1 and total capital, as defined by the regulations issued by the FRB, at September 30, 2007 and December 31, 2006.

Table 13 Reconciliation of Tier 1 and Total Capital

(Dollars in millions)	September 30 2007	December 31 2006
Tier 1 Capital
Total shareholders’ equity	$138,510	$135,272
Goodwill	(67,433)	(65,662)
Nonqualifying intangible assets (1)	(4,427)	(3,782)
Effect of net unrealized losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net of tax	7,572	6,565
Unamortized net periodic benefit costs recorded in accumulated OCI, net of tax	1,336	1,428
Trust securities (2)	16,908	15,942
Other	1,642	1,301
Total Tier 1 Capital	94,108	91,064
Long-term debt qualifying as Tier 2 Capital	31,474	24,546
Allowance for loan and lease losses	9,535	9,016
Reserve for unfunded lending commitments	392	397
Other	277	203
Total Capital	$135,786	$125,226

(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships and other intangibles.

(2)	Trust securities are net of unamortized discounts.

In July 2007, the Corporation completed the acquisition of U.S. Trust Corporation for $3.3 billion in cash. The Corporation’s Tier 1 and Total Capital Ratios were reduced by approximately 30 bps and its Tier 1 Leverage Ratio was reduced by approximately 25 bps at September 30, 2007 as a result of this acquisition.

In October 2007, the Corporation completed the purchase of LaSalle for $21.0 billion in cash. Based on the Corporation’s funding assumptions, earnings, balance sheet composition and the timing of additional capital issuances, the Corporation anticipates that at the end of the fourth quarter, its Tier 1 Capital Ratio may be lower than our original estimate of 7.50 percent.

Dividends

In October 2007, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share, payable on December 28, 2007 to common shareholders of record on December 7, 2007.

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

In October 2007, the Board declared four dividends on preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable January 25, 2008 to shareholders of record on January 11, 2008. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable December 14, 2007 to shareholders of record on November 30, 2007. The third declared dividend was a regular quarterly cash dividend of $0.37742 per depositary share on the Floating Rate Non-Cumulative Preferred Stock, Series E, payable November 15, 2007 to shareholders of record on October 31, 2007. The fourth declared dividend was a regular quarterly cash dividend of $0.43707 per depositary share of the newly issued Bank of America 6.625% Non-Cumulative Preferred Stock, Series I, payable January 2, 2008 to shareholders of record on December 15, 2007.

In July 2007, the Board declared three dividends on preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable October 25, 2007 to shareholders of record on October 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable September 14, 2007 to shareholders of record on August 31, 2007. The third declared dividend was a regular quarterly cash dividend of $0.36481 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable August 15, 2007 to shareholders of record on July 31, 2007.

In April 2007, the Board declared three dividends on preferred stock. The first was a $1.75 regular cash dividend on the Cumulative Redeemable Preferred Stock, Series B, payable July 25, 2007 to shareholders of record on July 11, 2007. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the Series D Preferred Stock, payable June 14, 2007 to shareholders of record on May 31, 2007. The third declared dividend was a regular quarterly cash dividend of $0.35291 per depositary share of the Floating Rate Non-Cumulative Preferred Stock, Series E, payable May 15, 2007 to shareholders of record on April 30, 2007.

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

Common Share Repurchases

We may continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 71.0 million shares of common stock for the nine months ended September 30, 2007 which more than offset the 49.7 million shares issued under employee stock plans. During 2007, we reduced the number of shares we repurchased under our share repurchase programs in anticipation of the LaSalle transaction. We expect to continue to repurchase a number of shares of common stock comparable to any shares issued under our employee stock plans.

In January 2007, the Board authorized a stock repurchase program of an additional 200 million shares of our common stock at an aggregate cost not to exceed $14.0 billion and is limited to a period of 12 to 18 months of which the lesser of approximately $13.6 billion, or 192.1 million shares, remains available for repurchase under the program at September 30, 2007.

In April 2006, the Board authorized a stock repurchase program of up to 200 million shares of our common stock at an aggregate cost not to exceed $12.0 billion to be completed within a period of 12 to 18 months. This repurchase plan was completed during the third quarter 2007.

For additional information on common share repurchases, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Preferred Stock Issuance

In September 2007, the Corporation issued 22 thousand shares of Bank of America Corporation 6.625% Non-Cumulative Preferred Stock, Series I with a par value of $0.01 per share for $550 million.

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, derivatives, trading account assets, assets held-for-sale, and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. Derivative positions, trading account assets and assets held-for-sale are recorded at fair value or the lower of cost or fair value. Loans and unfunded commitments, for which the Corporation elected to account for at fair value in accordance with SFAS 159, are also recorded at fair value. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but accounted for as part of the fair value adjustment recorded in earnings in the period incurred. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Note 4 – Derivatives and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as held loans. In addition to the discussion of credit quality statistics of both held and managed loans included in this section, refer to the Card Services discussion beginning on page 68.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

For a detailed discussion of our consumer portfolio credit risk management process, see page 41 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Management of Consumer Credit Risk Concentrations

Consumer credit risk is evaluated and managed with a goal that credit concentrations do not result in undesirable levels of risk. We review, measure and manage credit exposure by product and geography in order to achieve the desired mix. Consumer real estate loans are reviewed and managed by geographic location and property type. Additionally, to enhance our overall risk management strategy credit protection is purchased on certain portions of our portfolio.

Our consumer loan portfolio in the state of California represented 24 percent and 23 percent of total managed consumer loans at September 30, 2007 and December 31, 2006 primarily driven by the residential mortgage portfolio. No single Metropolitan Statistical Area (MSA) within California or any other state represented more than 10 percent of the total consumer portfolio.

At September 30, 2007 and December 31, 2006, we had mitigated a portion of our credit risk on approximately $152.7 billion and $131.0 billion of consumer loans, primarily residential mortgage loans, through the purchase of credit protection. Our regulatory risk-weighted assets were reduced as a result of theses transactions because we transferred a portion of our credit risk to unaffiliated parties. At September 30, 2007 and December 31, 2006, these transactions had the cumulative effect of reducing our risk-weighted assets by $37.9 billion and $36.4 billion, and resulted in increases of 27 bps and 30 bps in our Tier 1 Capital ratio at September 30, 2007 and December 31, 2006.

Consumer Credit Portfolio

Table 14 presents our held and managed consumer loans and leases, and related credit quality information at September 30, 2007 and December 31, 2006. Overall consumer credit quality remained sound, but credit costs continued to increase compared to the unusually low levels experienced in 2006 post bankruptcy reform. Additionally, our home equity portfolio experienced some weakness reflective of growth in this business and the weak housing market.

Table 14 Consumer Loans and Leases

	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (3)
	September 30	December 31	September 30	December 31	September 30	December 31
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Held basis
Residential mortgage	$271,753	$241,181	$1,176	$660	$112	$118
Credit card – domestic	58,716	61,195	n/a	n/a	1,549	1,991
Credit card – foreign	12,986	10,999	n/a	n/a	239	184
Home equity (4)	101,046	87,893	764	291	-	-
Direct/Indirect consumer (4)	70,424	55,504	6	2	511	347
Other consumer (4, 5)	7,780	8,933	94	77	40	38
Total held	522,705	465,705	2,040	1,030	2,451	2,678
Securitization impact	109,799	110,151	2	2	2,577	2,407
Total managed	$632,504	$575,856	$2,042	$1,032	$5,028	$5,085
Managed basis
Residential mortgage	$275,729	$245,840	$1,176	$660	$112	$118
Credit card – domestic	143,724	142,599	n/a	n/a	3,654	3,828
Credit card – foreign	30,046	27,890	n/a	n/a	648	608
Home equity (4)	101,282	88,202	766	293	-	-
Direct/Indirect consumer (4)	73,943	62,392	6	2	573	493
Other consumer (4, 5)	7,780	8,933	94	77	41	38
Total managed	$632,504	$575,856	$2,042	$1,032	$5,028	$5,085

(1)	The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases.

(2)

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases were 0.39 percent and 0.22 percent on a held basis and 0.32 percent and 0.18 percent on a managed basis at September 30, 2007 and December 31, 2006.

(3)

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.47 percent and 0.58 percent on a held basis and 0.80 percent and 0.88 percent on a managed basis at September 30, 2007 and December 31, 2006.

(4)

Home equity loan balances of $13.0 billion and home equity nonperforming loan balances of $42 million previously included in direct/indirect consumer and other consumer at December 31, 2006 have been reclassified to home equity to conform to the current period presentation.

(5)	Outstandings include foreign consumer loans of $4.6 billion and $6.2 billion and consumer finance loans of $3.1 billion and $2.8 billion at September 30, 2007 and December 31, 2006.

n/a = not applicable

Table 15 presents net charge-offs and managed net losses, and related ratios for our held and managed consumer loans and leases for the three and nine months ended September 30, 2007 and 2006.

Table 15 Consumer Net Charge-offs/Managed Net Losses and Related Ratios

	Net Charge-offs/Losses				Net Charge-off/Loss Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Held basis
Residential mortgage	$13	$6	$30	$30	0.02%	0.01%	0.02%	0.02%
Credit card – domestic	712	853	2,325	2,210	4.91	5.42	5.44	4.53
Credit card – foreign	96	70	270	146	3.19	2.94	3.09	2.24
Home equity	50	11	95	32	0.20	0.06	0.13	0.06
Direct/Indirect consumer	312	152	788	334	1.78	1.17	1.60	0.92
Other consumer (2)	119	85	311	202	5.99	3.03	5.03	2.52
Total held	1,302	1,177	3,819	2,954	0.99	1.07	1.02	0.96
Securitization impact	1,266	911	3,682	2,335	4.53	3.41	4.48	3.02
Total managed	$2,568	$2,088	$7,501	$5,289	1.62	1.52	1.64	1.37
Managed basis
Residential mortgage	$13	$6	$30	$30	0.02%	0.01%	0.02%	0.02%
Credit card – domestic	1,707	1,479	5,144	3,779	4.76	4.23	4.91	3.65
Credit card – foreign	317	269	932	689	4.24	4.17	4.31	3.82
Home equity	50	11	95	32	0.20	0.06	0.13	0.06
Direct/Indirect consumer	362	238	989	557	1.96	1.58	1.86	1.29
Other consumer (2)	119	85	311	202	5.99	3.03	5.03	2.52
Total managed	$2,568	$2,088	$7,501	$5,289	1.62	1.52	1.64	1.37

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(2)	Includes foreign consumer, consumer finance, and overdrafts.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 52 percent of held consumer loans and leases and 44 percent of managed consumer loans and leases at September 30, 2007. Approximately 25 percent of the managed residential portfolio is in GCSBB and GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our customers. The remaining portion of the managed portfolio is in All Other, and is comprised of $129.7 billion, or 47 percent, of purchased and $76.7 billion, or 28 percent, of originated residential mortgage loans used in our overall ALM activities.

Residential mortgage loans to borrowers in the state of California represented 34 percent and 33 percent of total residential mortgage loans at September 30, 2007 and December 31, 2006. The Los Angeles-Long Beach-Santa Ana MSA within California represented 11 percent of the total residential mortgage portfolio at both September 30, 2007 and December 31, 2006. No other single MSA within California or any other state represented more than 10 percent of the residential mortgage portfolio at September 30, 2007 and December 31, 2006. A portion of credit risk on 63 percent of our residential mortgage loans in California was mitigated through the purchase of credit protection. See Management of Consumer Credit Risk Concentrations on page 97 for more information.

On a held basis, outstanding loans and leases increased $30.6 billion at September 30, 2007 compared to December 31, 2006 driven by retained mortgage production. Nonperforming balances increased $516 million due to portfolio seasoning reflective of growth in the business and the impact of the weak housing market. Loans past due 90 days or more and still accruing interest of $112 million are related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Credit Card – Domestic and Foreign

The consumer credit card portfolio is managed in Card Services. Outstandings in the held domestic credit card loan portfolio decreased $2.5 billion at September 30, 2007 compared to December 31, 2006 due to an increase in securitized levels partially offset by growth in the portfolio. The $442 million decrease in held domestic loans past due 90 days or more and still accruing interest was driven by the addition of legacy Bank of America accounts to the domestic securitization master trust and increased securitizations from the trust.

Net charge-offs for the held domestic portfolio decreased $141 million to $712 million, or 4.91 percent of total average held credit card – domestic loans compared to 5.42 percent in the third quarter of 2006. The decline was due to the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust and increased securitizations from the trust as well as the absence of 2006 charge-offs related to changes made in credit card minimum payment requirements. These decreases were partially offset by portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

For the nine months ended September 30, 2007, net charge-offs increased $115 million to $2.3 billion, or 5.44 percent of total average loans compared to 4.53 percent (4.71 percent excluding the impact of SOP 03-3) for the same period a year ago due to portfolio seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform. These increases were partially offset by the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust, increased securitizations from the trust as well as the absence of 2006 charge-offs related to changes made in credit card minimum payment requirements.

Managed domestic credit card outstandings increased $1.1 billion to $143.7 billion at September 30, 2007 compared to December 31, 2006 due to an increase in cash volumes and lower payment rates. Managed net losses increased $228 million to $1.7 billion, or 4.76 percent of total average managed domestic loans compared to 4.23 percent in the third quarter of 2006. For the nine months ended September 30, 2007, managed net losses increased $1.4 billion to $5.1 billion, or 4.91 percent of total average managed loans compared to 3.65 percent for the same period a year ago. These increases were primarily due to portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Outstandings in the held foreign credit card loan portfolio increased $2.0 billion to $13.0 billion at September 30, 2007 compared to December 31, 2006 due to growth in the portfolio from strengthening of foreign currencies against the U.S. dollar combined with organic growth. Net charge-offs for the held foreign portfolio increased $26 million to $96 million, or 3.19 percent of total average held credit card – foreign loans compared to 2.94 percent in the third quarter of 2006. For the nine months ended September 30, 2007, net charge-offs increased $124 million to $270 million, or 3.09 percent of average loans compared to 2.24 percent (2.98 percent excluding the impact of SOP 03-3) for the same period a year ago. The increases in held net charge-offs were due to seasoning of the European portfolio and strengthening of foreign currencies against the U.S. dollar.

Managed foreign credit card outstandings increased $2.2 billion to $30.0 billion at September 30, 2007 compared to December 31, 2006 due to the same reasons as the increase in held outstandings stated above. Net losses for the managed foreign portfolio increased $48 million to $317 million, or 4.24 percent of total average managed credit card – foreign loans for the three months ended September 30, 2007 compared to 4.17 percent a year ago. For the nine months ended September 30, 2007, net losses increased $243 million to $932 million, or 4.31 percent of average managed loans compared to 3.82 percent for the same period a year ago. The increases in managed net losses were due to the same reasons as the increases in held net charge-offs stated above.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs.

Home Equity

At September 30, 2007, approximately 73 percent of the managed home equity portfolio was included in GCSBB, while the remainder of the portfolio was mostly in GWIM. This portfolio consists of both revolving and non-revolving first and second lien residential mortgage loans and lines of credit. On a held basis, outstanding home equity loans increased $13.2 billion, or 15 percent, at September 30, 2007 compared to December 31, 2006, as organic home equity production remained strong. Nonperforming home equity loans increased $473 million compared to December 31, 2006 and net charge-offs increased $39 million and $63 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006. These increases were primarily driven by seasoning of the portfolio, reflective of growth in the business and the impact of the weak housing market, including the impact of declines in home prices in certain geographic areas on net charge-off levels.

Direct/Indirect Consumer

At September 30, 2007, approximately 54 percent of the managed direct/indirect portfolio was included in Business Lending (automotive, marine, motorcycle and recreational vehicle loans); 39 percent was included in GCSBB (student and other non-real estate secured and unsecured personal loans) and the remainder was included in GWIM (other non-real estate secured and unsecured personal loans).

On a held basis, outstanding loans and leases increased $14.9 billion at September 30, 2007 compared to December 31, 2006 due to retail automotive portfolio purchases, growth in the Card Services unsecured lending product and reduced securitization activity. Loans past due 90 days or more and still accruing interest increased $164 million due to portfolio seasoning reflective of growth in the businesses. Net charge-offs increased $160 million to 1.78 percent of total average held direct/indirect loans compared to 1.17 percent a year ago. For the nine months ended September 30, 2007, net charge-offs increased $454 million to 1.60 percent of average loans compared to 0.92 percent (1.11 percent excluding the impact of SOP 03-3) for the same period a year ago. The increases were primarily driven by seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform in the Card Services unsecured lending portfolio, the impact of the Corporation discontinuing sales of receivables into the unsecured lending trust and, to a lesser extent, higher net charge-offs in the retail automotive portfolio due to portfolio growth and seasoning.

Managed direct/indirect loans outstanding increased $11.6 billion to $73.9 billion at September 30, 2007 compared to December 31, 2006, driven by retail automotive portfolio purchases and growth in the Card Services unsecured lending product. Net losses for the managed loan portfolio increased $124 million to $362 million, or 1.96 percent of total average managed direct/indirect loans for the three months ended September 30, 2007 compared to 1.58 percent a year ago. For the nine months ended September 30, 2007, net losses increased $432 million to 1.86 percent compared to 1.29 percent a year ago. The increases were primarily driven by seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform in the Card Services unsecured lending portfolio and higher net charge-offs in the retail automotive portfolio due portfolio growth and seasoning.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs.

Other Consumer

At September 30, 2007, approximately 59 percent of the other consumer portfolio consists of the foreign consumer loan portfolio which was included in Card Services. The remainder was primarily associated with the portfolios from consumer finance businesses that we have exited and was included in All Other. The Corporation also classifies deposit overdraft charge-offs as other consumer. Other consumer outstanding loans and leases decreased $1.2 billion, or 13 percent, as of September 30, 2007 compared to December 31, 2006, driven mainly by the sale of our Latin American operations. Net charge-offs for the three and nine months ended September 30, 2007 as a percentage of total average other consumer loans increased 296 bps and 251 bps (277 bps and 205 bps excluding the impact of SOP 03-3) compared to the same periods a year ago. These increases were driven by overdraft net charge-offs associated with deposit account growth and expanded activities. Also contributing to the increases were higher loan net charge-offs in the European consumer portfolio primarily due to seasoning and strengthening of foreign currencies against the U.S. dollar.

See below for a discussion of the impact of SOP 03-3 on 2006 managed losses and net charge-offs.

SOP 03-3

In accordance with SOP 03-3, certain acquired loans of MBNA that were considered impaired were written down to fair value at the acquisition date. Therefore, reported net charge-offs and managed net losses were lower since these impaired loans that would have been charged off during the period were reduced to fair value as of the acquisition date. For additional information on SOP 03-3, see page 44 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Consumer net charge-offs, managed net losses and associated ratios as reported and excluding the impact of SOP 03-3 for the three and nine months ended September 30, 2006 are presented in Table 16. Management believes that excluding the impact of SOP 03-3 provides a more accurate reflection of portfolio credit quality. The impact of SOP 03-3 on net charge-offs and managed net losses for the three and nine months ended September 30, 2007 was not material.

Table 16 2006 Consumer Net Charge-offs/Managed Net Losses (Reflecting the Impact of SOP 03-3) (1)

	Three Months Ended September 30, 2006
	As Reported				Excluding Impact of SOP 03-3 (2)
	Held		Managed		Held		Managed
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$6	0.01%	$6	0.01%	$6	0.01%	$6	0.01%
Credit card – domestic	853	5.42	1,479	4.23	863	5.48	1,489	4.25
Credit card – foreign	70	2.94	269	4.17	75	3.13	274	4.24
Home equity	11	0.06	11	0.06	11	0.06	11	0.06
Direct/Indirect consumer	152	1.17	238	1.58	157	1.22	243	1.62
Other consumer	85	3.03	85	3.03	91	3.22	91	3.22
Total consumer	$1,177	1.07	$2,088	1.52	$1,203	1.09	$2,114	1.54

	Nine Months Ended September 30, 2006
	As Reported				Excluding Impact of SOP 03-3 (2)
	Held		Managed		Held		Managed
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential mortgage	$30	0.02%	$30	0.02%	$30	0.02%	$30	0.02%
Credit card – domestic	2,210	4.53	3,779	3.65	2,298	4.71	3,867	3.74
Credit card – foreign	146	2.24	689	3.82	195	2.98	738	4.09
Home equity	32	0.06	32	0.06	32	0.06	32	0.06
Direct/Indirect consumer	334	0.92	557	1.29	406	1.11	629	1.46
Other consumer	202	2.52	202	2.52	239	2.98	239	2.98
Total consumer	$2,954	0.96	$5,289	1.37	$3,200	1.04	$5,535	1.44

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(2)

Excluding impact of SOP 03-3 is a non-GAAP financial measure. The impact of SOP 03-3 on average outstanding held and managed consumer loans and leases for the three and nine months ended September 30, 2006 was not material.

Nonperforming Consumer Assets Activity

Table 17 presents the additions and reductions to nonperforming assets in the held consumer portfolio during the most recent five quarters. Nonperforming levels have increased over the past four quarters and were driven by seasoning of the home equity and residential mortgage portfolios reflective of growth in these businesses and the weakening housing market. These impacts were more pronounced during the third quarter of 2007. The nonperforming consumer loans and leases ratio was 0.39 percent compared to 0.21 percent for the same period in 2006.

Table 17 Nonperforming Consumer Assets Activity (1)

	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
(Dollars in millions)	2007	2007	2007	2006	2006
Nonperforming loans and leases
Balance, beginning of period	$1,460	$1,230	$1,030	$897	$805
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	998	625	515	450	394
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(108)	(101)	(32)	(54)	(61)
Sales	-	-	-	(26)	(27)
Returns to performing status (2)	(187)	(219)	(224)	(179)	(163)
Charge-offs (3)	(73)	(50)	(35)	(43)	(33)
Transfers to foreclosed properties	(49)	(24)	(23)	(15)	(18)
Transfers to loans held-for-sale	(1)	(1)	(1)	-	-
Total net additions to nonperforming loans and leases	580	230	200	133	92
Total nonperforming loans and leases, end of period	2,040	1,460	1,230	1,030	897
Foreclosed properties
Balance, beginning of period	82	74	59	60	47
Additions to foreclosed properties:
New foreclosed properties	144	68	91	39	49
Reductions in foreclosed properties:
Sales	(8)	(12)	(34)	(3)	(10)
Writedowns	(59)	(48)	(42)	(37)	(26)
Total net additions to (reductions in) foreclosed properties	77	8	15	(1)	13
Total foreclosed properties, end of period	159	82	74	59	60
Nonperforming consumer assets, end of period	$2,199	$1,542	$1,304	$1,089	$957
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.39%	0.29%	0.25%	0.22%	0.21%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.42	0.30	0.27	0.23	0.22

(1)

Balances do not include nonperforming loans held-for-sale included in other assets of $59 million, $48 million, $28 million, $30 million and $28 million at September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006 and September 30, 2006, respectively.

(2)	Consumer loans and leases are generally returned to performing status when principal or interest is less than 90 days past due.

(3)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 45 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Management of Commercial Credit Risk Concentrations

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 22, 24 and 27 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

From the perspective of portfolio risk management, customer concentration management is most relevant in GCIB. Within that segment’s Business Lending and Capital Markets and Advisory Services businesses, we facilitate bridge financing (high grade debt, high yield debt and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for our clients. These concentrations are managed in part through our established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches and/or equity. In many cases, these offers to finance will not be accepted. If accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a binding commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios, and higher potential for loss, unless an orderly disposition of the exposure can be made. For additional information on bridge financing, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and the GCIB discussion beginning on page 73.

Prior to January 1, 2007, the Corporation accounted for all loans in the held-to-maturity portfolio on a historical cost basis and incurred losses on this portfolio as part of the allowance for loan and lease losses. Effective January 1, 2007, the Corporation elected to account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159.

After initial adoption of SFAS 159, any fair value adjustment upon origination and subsequent changes in the fair value of loans and unfunded commitments is recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are no longer used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. The remaining Commercial Credit Portfolio tables have been modified to exclude loans and unfunded commitments that are carried at fair value and to adjust certain ratios for this accounting change. See Note 15 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on the adoption of SFAS 159.

The Corporation initially adopted the fair value option for $4.0 billion of outstanding commercial loans as of January 1, 2007 and recorded pre-tax net losses of $21 million (net of adjustments related to the allowance for loan and lease losses and direct loan origination fees and costs) representing the excess of carrying value over fair value of the funded loans, with the after-tax amount recorded in retained earnings. At September 30, 2007, outstanding commercial loans measured at fair value had an aggregate fair value of $4.53 billion recorded in loans and leases and included commercial – domestic loans of $3.63 billion, commercial – foreign loans of $672 million and commercial real estate loans of $224 million. The Corporation recorded net losses of $79 million and $78 million in other income resulting from changes in fair value of these loans for the three and nine months ended September 30, 2007.

The Corporation also initially adopted the fair value option for $21.1 billion of unfunded commercial commitments, including letters of credit, as of January 1, 2007, and recorded pre-tax net losses of $321 million (net of associated adjustments related to the reserve for unfunded lending commitments) representing the difference between the carrying value and the fair value of the unfunded commitments, with the after-tax amount recorded in retained earnings. At September 30, 2007, unfunded commitments and letters of credit had fair values of $430 million and $24 million and were recorded in accrued expenses and other liabilities. The September 30, 2007 notional amounts of unfunded commitments and letters of credit were $19.1 billion and $1.1 billion. Net losses resulting from changes in fair value of these commitments and letters of credit of $61 million and $103 million were recorded in other income and $2 million and $3 million were recorded in trading account profits (losses) during the three and nine months ended September 30, 2007.

Commercial Credit Portfolio

Table 18 presents our commercial loans and leases, and related credit quality information at September 30, 2007 and December 31, 2006. Overall commercial credit quality remained sound; however, given weakened housing and capital market conditions, certain sectors began to experience weakness. The loans and leases net charge-off ratio increased to 0.37 percent for the nine months ended September 30, 2007 compared to 0.10 percent for the same period a year ago. The increase was principally attributable to seasoning of the small business card portfolio reflective of growth in the business. The total commercial excluding small business commercial – domestic net charge-off ratio was 0.05 percent for the nine months ended September 30, 2007, and negative 0.05 percent for the nine months ended September 30, 2006, primarily due to a lower level of recoveries in 2007. The nonperforming loan ratio was 0.43 percent at September 30, 2007 compared to 0.31 percent at December 31, 2006. The accruing past due 90 days or more ratio was 0.19 percent at September 30, 2007 compared to 0.16 percent at December 31, 2006.

Table 18 presents our commercial loans and leases and related asset quality information at September 30, 2007 and December 31, 2006.

Table 18 Commercial Loans and Leases

	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)
	September 30	December 31	September 30	December 31	September 30	December 31
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Commercial – domestic (3)	$160,865	$148,255	$646	$505	$69	$66
Commercial real estate (4)	40,374	36,258	352	118	23	78
Commercial lease financing	20,357	21,864	29	42	37	26
Commercial – foreign	28,325	20,681	16	13	19	9
	249,921	227,058	1,043	678	148	179
Small business commercial – domestic	16,386	13,727	97	79	354	199
Total measured at historical cost	266,307	240,785	1,140	757	502	378
Total measured at fair value (5)	4,525	n/a	–	n/a	–	n/a
Total commercial loans and leases	$270,832	$240,785	$1,140	$757	$502	$378

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost were 0.43 percent and 0.31 percent at September 30, 2007 and December 31, 2006. Including commercial loans and leases measured at fair value, the ratio would have been 0.42 percent at September 30, 2007.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases measured at historical cost were 0.19 percent and 0.16 percent at September 30, 2007 and December 31, 2006. Including commercial loans and leases measured at fair value, the ratio would have been 0.19 percent at September 30, 2007.

(3)	Excludes small business commercial—domestic loans.

(4)

Outstandings include domestic commercial real estate loans of $39.1 billion and $35.7 billion, and foreign commercial real estate loans of $1.2 billion and $578 million at September 30, 2007 and December 31, 2006.

(5)

Commercial loans measured at fair value in accordance with SFAS 159 include commercial – domestic loans of $3.63 billion, commercial – foreign loans of $672 million and commercial real estate loans of $224 million at September 30, 2007.

n/a = not applicable

Table 19 presents our commercial net charge-offs and net charge-off ratios during the three and nine months ended September 30, 2007 and 2006.

Table 19 Commercial Net Charge-offs and Net Charge-off Ratios

	Net Charge-offs				Net Charge-off Ratios (2)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006 (1)	2007	2006 (1)	2007	2006	2007	2006
Commercial – domestic (3)	$13	$12	$70	$(33)	0.03%	0.03%	0.06%	(0.03)%
Commercial real estate	28	2	30	2	0.28	0.02	0.11	0.01
Commercial lease financing	(3)	-	(15)	(40)	(0.07)	-	(0.10)	(0.26)
Commercial – foreign	(4)	(13)	(1)	(7)	(0.06)	(0.21)	(0.01)	(0.04)
	34	1	84	(78)	0.05	-	0.05	(0.05)
Small business commercial – domestic (4)	237	99	592	246	5.89	3.16	5.27	2.84
Total commercial net charge-offs	$271	$100	$676	$168	0.42	0.17	0.37	0.10

(1)

Includes a reduction in net charge-offs on small business commercial – domestic of $0 and $17 million as a result of the impact of SOP 03-3 for the three and nine months ended September 30, 2006. The impact of SOP 03-3 on average outstanding commercial – domestic loans and leases for 2006 was not material. See discussion of SOP 03-3 on page 102.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases measured at historical cost during the period for each loan and lease category.

(3)	Excludes small business commercial – domestic loans.

(4)	Small business commercial – domestic primarily card related.

Table 20 presents commercial credit exposure by type for utilized, unfunded and total committed credit exposure. The increase in derivative assets of $7.4 billion was centered in credit derivatives and foreign exchange contracts, and was driven by growth in the businesses, widening credit spreads and the strengthening of the foreign currencies against the U.S. dollar. The increase in total assets held-for-sale of $5.3 billion was attributable to growth in the businesses and an increase in funded bridge loans, and an increase in warehoused assets related to pending commercial mortgage-backed securitizations.

Table 20 Commercial Credit Exposure by Type

	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
	September 30	December 31	September 30	December 31	September 30	December 31
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Loans and leases	$270,832	$240,785	$292,305	$269,937	$563,137	$510,722
Standby letters of credit and financial guarantees	49,951	48,729	4,014	4,277	53,965	53,006
Derivative assets (5)	30,843	23,439	-	-	30,843	23,439
Assets held-for-sale (6)	29,236	23,904	508	1,136	29,744	25,040
Commercial letters of credit	4,881	4,258	174	224	5,055	4,482
Bankers’ acceptances	2,493	1,885	8	1	2,501	1,886
Securitized assets	846	1,292	-	-	846	1,292
Foreclosed properties	33	10	-	-	33	10
Total commercial credit exposure	$389,115	$344,302	$297,009	$275,575	$686,124	$619,877
(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure at September 30, 2007 includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $4.53 billion and letters of credit at notional value of $1.1 billion.

(3)	Total commercial unfunded exposure at September 30, 2007 includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $19.1 billion.
(4)	Excludes unused business card lines which are not legally binding.
(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $9.6 billion and $7.3 billion at September 30, 2007 and December 31, 2006. In addition to cash collateral, derivative assets are also collateralized by $8.4 billion and $7.6 billion of primarily other marketable securities at September 30, 2007 and December 31, 2006 for which credit risk has not been reduced.

(6)

Total commercial committed exposure consists of $18.4 billion and $11.0 billion of commercial loans held-for-sale (e.g., commercial mortgage and leveraged finance) and $11.3 billion and $14.0 billion of investments held-for-sale at September 30, 2007 and December 31, 2006.

Table 21 presents commercial utilized criticized exposure by product type and as a percentage of total commercial utilized exposure for each category presented. Commercial utilized criticized exposure increased $3.8 billion, or 53 percent, primarily due to increases in commercial – domestic and commercial real estate which are discussed under their respective sections below. Utilized criticized exposure related to assets held-for-sale of $2.5 billion and $600 million as of September 30, 2007 and December 31, 2006 and other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $917 million at September 30, 2007 are excluded from the table below. See Note 15 – Fair Value Disclosures to the Consolidated Financial Statements for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, including bridge exposure of $2.2 billion and $550 million at September 30, 2007 and December 31, 2006 which funded in the normal course of our Business Lending and Capital Markets and Advisory Services businesses, are carried at the lower of cost or market and are managed in part through our “originate to distribute” strategy (see Management of Commercial Credit Risk Concentrations beginning on page 104 for more information on bridge financing). Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 3.65 percent and 2.23 percent as of September 30, 2007 and December 31, 2006.

Table 21 Commercial Utilized Criticized Exposure (1, 2)

	September 30, 2007		December 31, 2006
(Dollars in millions)	Amount	Percent (3)	Amount	Percent (3)
Commercial – domestic (4)	$5,889	2.67%	$4,803	2.39%
Commercial real estate	3,430	7.63	806	1.98
Commercial lease financing	459	2.25	504	2.31
Commercial – foreign	404	0.78	571	1.32
	10,182	3.01	6,684	2.18
Small business commercial – domestic	638	3.88	377	2.72
Total commercial utilized criticized exposure	$10,820	3.05	$7,061	2.20

(1)

Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Balances and ratios have been adjusted to exclude assets held-for-sale at September 30, 2007 and December 31, 2006 and exposure measured at fair value in accordance with SFAS 159 at September 30, 2007. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 3.65 percent and 2.23 percent as of September 30, 2007 and December 31, 2006.

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

Commercial – Domestic

At September 30, 2007, approximately 88 percent of the commercial – domestic portfolio, excluding small business, was included in Business Lending (business banking, middle market and large multinational corporate loans and leases) and Capital Markets and Advisory Services (acquisition and bridge financing). The remaining 12 percent was primarily included in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans and leases including loans measured at fair value, increased $16.2 billion to $164.5 billion at September 30, 2007 compared to December 31, 2006 driven primarily by organic growth and an increase in loans within GCIB. Nonperforming commercial – domestic loans increased by $141 million to $646 million driven by mortgage company exposure. Net charge-offs were up $103 million from the nine months ended September 30, 2006 driven primarily by a lower level of recoveries. Criticized utilized commercial – domestic exposure excluding assets in the held-for-sale and fair value portfolios, increased $1.1 billion to $5.9 billion primarily driven by mortgage company exposure and asset-based lending.

Commercial Real Estate

The commercial real estate portfolio is managed in Business Lending and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases, including loans measured at fair value, increased $4.3 billion to $40.6 billion as of September 30, 2007 compared to December 31, 2006. Growth was organic and the portfolio is diversified across property types and geographic regions. Assets held-for-sale associated with commercial real estate product increased $2.4 billion to $7.6 billion at September 30, 2007 compared to December 31, 2006 driven by reduced market liquidity resulting in a higher level of warehoused assets pending commercial mortgage-backed securitizations. Nonperforming commercial real estate loans increased $234 million to $352 million and utilized criticized exposure increased $2.6 billion to $3.4 billion attributable to the continuing impact of the housing slowdown on the homebuilding sector. Nonperforming loans and utilized criticized exposure in the homebuilding sector were $264 million and $2.9 billion, respectively, at September 30, 2007 compared to $71 million and $348 million at December 31, 2006. Net charge-offs were up $26 million and $28 million from the three and nine months ended September 30, 2006 principally related to the homebuilder sector of the portfolio. At September 30, 2007, we had $10.4 billion of loans and $17.1 billion in commercial committed exposure related to the homebuilder sector.

Table 22 presents outstanding commercial real estate loans by geographic region and property type diversification, excluding those commercial loans and leases secured by owner-occupied real estate. Commercial loans and leases secured by owner-occupied real estate are made on the general creditworthiness of the borrower where real estate is obtained as additional security and the ultimate repayment of the credit is not dependent on the sale, lease and rental, or refinancing of the real estate. For purposes of this table, commercial real estate reflects loans dependent on the sale or lease of the real estate as the primary source of repayment.

Table 22 Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2007	December 31 2006
By Geographic Region (1)
Northeast	$8,256	$6,368
California	7,795	7,781
Southeast	5,828	5,097
Southwest	4,389	3,787
Florida	3,874	3,898
Midsouth	2,472	2,006
Northwest	2,231	2,053
Midwest	2,219	2,271
Other	940	870
Geographically diversified (2)	1,354	1,549
Non-U.S.	1,240	578
Total outstanding commercial real estate loans (3)	$40,598	$36,258
By Property Type
Residential	$7,968	$8,151
Shopping centers/retail	5,221	3,955
Office buildings	5,172	4,823
Apartments	4,512	4,277
Land and land development	3,779	3,956
Industrial/warehouse	2,893	3,247
Multiple use	1,332	1,257
Hotels/motels	1,208	1,185
Resorts	299	180
Other (4)	8,214	5,227
Total outstanding commercial real estate loans (3)	$40,598	$36,258
(1)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(2)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national homebuilders whose portfolios of properties span multiple geographic regions.

(3)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $224 million at September 30, 2007.

(4)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Commercial Lease Financing

The commercial lease financing portfolio is managed in Business Lending. Outstanding loans and leases decreased $1.5 billion to $20.4 billion as of September 30, 2007 compared to December 31, 2006 primarily due to the adoption of FSP 13-2. Net recoveries were $3 million and $15 million for the three and nine months ended September 30, 2007 compared to net recoveries of $0 and $40 million in the prior year. For more information on the adoption of FSP 13-2, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and Capital Markets and Advisory Services. Outstanding loans and leases, including loans measured at fair value, increased by $8.3 billion to $29.0 billion at September 30, 2007 compared to December 31, 2006 driven by organic growth combined with strengthening of foreign currencies against the U.S. dollar, partially offset by the sale of our Latin American operations. Criticized utilized exposure, excluding criticized assets in the held-for-sale and fair value portfolios, decreased $167 million to $404 million, primarily attributable to the sale of our Latin American operations. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 115.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio (business card and small business loans) is managed in GCSBB. Outstanding small business commercial – domestic loans and leases increased $2.7 billion to $16.4 billion at September 30, 2007 compared to December 31, 2006 driven by organic growth in the small business card portfolio. Approximately 67 percent of the small business commercial – domestic outstanding loans and leases at September 30, 2007 were credit card related products. Nonperforming small business commercial – domestic loans increased $18 million to $97 million, loans past due 90 days or more and still accruing interest increased $155 million to $354 million and criticized loans increased $261 million or 116 bps, to $638 million, or 3.88 percent, at September 30, 2007. Small business commercial – domestic net charge-offs for the three and nine months ended September 30, 2007 increased $138 million and $346 million, or 273 bps and 243 bps, to $237 million and $592 million, or 5.89 percent and 5.27 percent. The increases were driven by portfolio seasoning reflective of growth in these businesses. Approximately 71 percent and 68 percent of the small business commercial – domestic net charge-offs for the three and nine months ended September 30, 2007 were credit card related products.

Nonperforming Commercial Assets Activity

Table 23 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters. The increase in nonaccrual loans and leases for the three months ended September 30, 2007 was primarily attributable to homebuilder and mortgage company exposure.

Table 23 Nonperforming Commercial Assets Activity (1, 2)

(Dollars in millions)	Third Quarter 2007	Second Quarter 2007	First Quarter 2007	Fourth Quarter 2006	Third Quarter 2006
Nonperforming loans and leases
Balance, beginning of period	$824	$740	$757	$683	$762
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	583	398	357	316	174
Advances	6	4	13	10	13
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(155)	(173)	(204)	(104)	(115)
Sales	(1)	(23)	(25)	(37)	(41)
Returns to performing status (3)	(21)	(32)	(56)	(27)	(26)
Charge-offs (4)	(86)	(77)	(73)	(82)	(84)
Transfers to foreclosed properties	(10)	(13)	(9)	-	-
Transfers to loans held-for-sale	-	-	(20)	(2)	-
Total net additions to (reductions in) nonperforming loans and leases	316	84	(17)	74	(79)
Total nonperforming loans and leases, end of period	1,140	824	740	757	683
Foreclosed properties
Balance, beginning of period	26	15	10	16	27
Additions to foreclosed properties:
New foreclosed properties	10	13	9	-	1
Reductions in foreclosed properties:
Sales	-	(2)	(4)	(5)	(5)
Writedowns	(3)	-	-	(1)	(7)
Total net additions to (reductions in) foreclosed properties	7	11	5	(6)	(11)
Total foreclosed properties, end of period	33	26	15	10	16
Nonperforming commercial assets, end of period	$1,173	$850	$755	$767	$699
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost	0.43%	0.34%	0.31%	0.31%	0.29%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases measured at historical cost and foreclosed properties	0.44	0.35	0.32	0.32	0.30

(1)

Balances do not include nonperforming loans held-for-sale included in other assets of $30 million, $25 million, $66 million, $50 million and $71 million at September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006 and September 30, 2006, respectively. There were no nonperforming loans measured at fair value in accordance with SFAS 159 at September 30, 2007. See Note 15 – Fair Value Disclosures to the Consolidated Financial Statements for a discussion of the changes in the fair value portfolio during the three and nine months ended September 30, 2007.

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

Industry Concentrations

Table 24 presents commercial committed credit exposure by industry. Our commercial credit exposure is diversified across a broad range of industries. Total commercial credit exposure increased by $66.2 billion, or 11 percent, at September 30, 2007 compared to December 31, 2006. Diversified financials increased $14.6 billion, or 22 percent, due to increases in the fair value of derivatives for a number of counterparties, and increased loan and conduit volumes. Real estate increased by $6.7 billion, or nine percent, due to warehouse activity related to commercial mortgage-backed securitizations. Government and public education commitments increased $17.9 billion, or 46 percent, due primarily to financing commitments to student lenders.

Table 24 Commercial Credit Exposure by Industry (1, 2)

	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2007	December 31 2006	September 30 2007	December 31 2006
Diversified financials	$33,417	$24,813	$81,592	$67,038
Real estate (3)	55,963	49,259	80,254	73,544
Government and public education	29,814	22,495	57,119	39,254
Retailing	29,946	27,226	46,870	44,064
Capital goods	18,964	16,830	40,821	37,363
Banks	28,673	26,405	37,427	36,735
Consumer services	20,875	19,191	35,978	32,734
Healthcare equipment and services	19,177	15,881	34,277	31,189
Materials	18,115	15,978	31,524	28,789
Individuals and trusts	19,208	18,792	28,322	29,167
Commercial services and supplies	18,494	15,224	27,201	23,532
Food, beverage and tobacco	11,930	11,384	23,069	21,124
Energy	9,913	9,505	19,810	18,460
Media	9,488	8,784	18,212	19,181
Utilities	5,777	6,624	17,453	17,222
Insurance	8,042	6,759	16,399	14,122
Transportation	10,560	11,637	15,491	17,375
Religious and social organizations	7,784	7,840	10,367	10,507
Consumer durables and apparel	5,156	4,827	9,522	9,124
Technology hardware and equipment	3,746	3,326	9,244	8,093
Telecommunication services	3,446	3,565	8,237	7,981
Software and services	3,733	2,763	8,132	6,212
Pharmaceuticals and biotechnology	3,748	2,530	7,268	6,289
Automobiles and components	1,795	1,584	5,144	5,153
Food and staples retailing	2,220	2,153	4,316	4,222
Household and personal products	856	779	2,540	2,264
Semiconductors and semiconductor equipment	810	802	1,551	1,364
Other	7,465	7,346	7,984	7,775
Total commercial credit exposure by industry	$389,115	$344,302	$686,124	$619,877
Net credit default protection purchased on total commitments (4)			$(5,037)	$(8,260)

(1)

Total commercial utilized and total commercial committed exposure at September 30, 2007 includes $4.53 billion of loans and $20.2 billion of unfunded commitments, which consists of issued letters of credit at a notional value of $1.1 billion and unfunded loan commitments at a notional value of $19.1 billion measured at fair value in accordance with SFAS 159.

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

Tables 25 and 26 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2007 and December 31, 2006. Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure which exists in the historical cost and the fair value portfolios. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. Since December 31, 2006, our net credit default protection purchased has been reduced by $3.2 billion to $5.0 billion. During the three months ended September 30, 2007, we increased our net credit default protection by $3.0 billion as we continue to reposition the level of purchased protection based on our current view of the underlying credit risk in the portfolio.

The net cost of credit default protection, including mark-to-market impacts, resulted in net gains of $38 million and net losses of $17 million for the three and nine months ended September 30, 2007 compared to net losses of $34 million and $172 million for the same periods in the prior year. Gains for the three months and losses for the nine months ended September 30, 2007 were a reflection of the premium cost and changes in market spreads of our hedge positions. The average VAR for these credit derivative hedges was $27 million and $63 million for the twelve months ended September 30, 2007 and 2006. The decrease in VAR was driven by a reduction in the average amount of credit protection outstanding during the periods as we continue to reposition the level of purchased protection based on our current view of the underlying credit risk in the portfolio. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $49 million and $61 million for the twelve months ended September 30, 2007 and 2006. Refer to Trading Risk Management beginning on page 122 for a description of our VAR calculation for the market-based trading portfolio.

Table 25 Net Credit Default Protection by Maturity Profile

	September 30 2007	December 31 2006
Less than or equal to one year	23%	7%
Greater than one year and less than or equal to five years	57	46
Greater than five years	20	47
Total net credit default protection	100%	100%

Table 26 Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	September 30, 2007		December 31, 2006
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$(11)	0.2%	$(23)	0.3%
AA	(96)	1.9	(237)	2.9
A	(1,755)	34.8	(2,598)	31.5
BBB	(2,296)	45.6	(3,968)	48.0
BB	(1,215)	24.1	(1,341)	16.2
B	(155)	3.1	(334)	4.0
CCC and below	(75)	1.5	(50)	0.6
NR (2)	566	(11.2)	291	(3.5)
Total net credit default protection	$(5,037)	100.0%	$(8,260)	100.0%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)

In addition to unrated names, “NR” includes $607 million and $302 million in net credit default swaps index positions at September 30, 2007 and December 31, 2006. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

Table 27 sets forth foreign exposure to borrowers or counterparties in emerging markets. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the U.S. Foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Outstandings which are assigned external guarantees are reported under the country of the guarantor. Outstandings with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are presented based on the domicile of the counterparty consistent with FFIEC reporting rules.

Table 27 Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at September 30 2007	Increase/ (Decrease) From December 31 2006
Region/Country
Asia Pacific
China	$277	$128	$247	$3,369	$4,021	$143	$4,164	$550
South Korea	250	786	122	2,940	4,098	-	4,098	721
India	1,232	869	362	1,220	3,683	-	3,683	1,648
Singapore	435	66	179	915	1,595	-	1,595	723
Taiwan	326	62	74	168	630	311	941	199
Hong Kong	363	59	167	287	876	-	876	12
Other Asia Pacific (7)	126	112	11	538	787	27	814	223
Total Asia Pacific	3,009	2,082	1,162	9,437	15,690	481	16,171	4,076
Latin America
Mexico	1,045	215	33	3,045	4,338	-	4,338	407
Brazil	311	112	62	2,665	3,150	218	3,368	717
Chile	429	58	-	19	506	6	512	186
Other Latin America (7)	111	190	48	90	439	176	615	81
Total Latin America	1,896	575	143	5,819	8,433	400	8,833	1,391
Middle East and Africa
South Africa	456	4	22	136	618	-	618	322
Other Middle East and Africa (7)	585	71	138	172	966	-	966	146
Total Middle East and Africa	1,041	75	160	308	1,584	-	1,584	468
Central and Eastern Europe (7)	39	66	74	258	437	-	437	222
Total emerging market exposure	$5,985	$2,798	$1,539	$15,822	$26,144	$881	$27,025	$6,157

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at September 30, 2007.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.

(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $84 million and $9 million at September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006 there were $2 million and less than $1 million of other marketable securities collateralizing derivative assets for which credit risk has not been reduced.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at September 30, 2007 was $18.6 billion compared to $20.7 billion at December 31, 2006. Local liabilities at September 30, 2007 in Asia Pacific and Latin America were $16.7 billion and $1.9 billion, of which $5.9 billion were in Hong Kong, $4.6 billion in Singapore, $2.7 billion in South Korea, $1.8 billion in Mexico, $1.1 billion in India, $899 million in China, $581 million in Taiwan and $542 million in Thailand. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Central and Eastern Europe had total foreign exposure of more than $500 million.

As presented in Table 27, foreign exposure to borrowers or counterparties in emerging markets increased $6.2 billion to $27.0 billion at September 30, 2007, compared to $20.9 billion at December 31, 2006. The increase was due to higher exposure in Asia Pacific and Latin America. Foreign exposure to borrowers or counterparties in emerging markets represented 20 percent and 16 percent of total foreign exposure at September 30, 2007 and December 31, 2006.

At September 30, 2007 and December 31, 2006, 60 percent and 58 percent of the emerging markets exposure was in Asia Pacific. Asia Pacific emerging markets exposure increased by $4.1 billion. Growth was driven by higher exposure mainly in India, Singapore, South Korea, and China. Our exposure in China was primarily related to the carrying value of our equity investment in CCB which accounted for $3.0 billion at both September 30, 2007 and December 31, 2006.

At September 30, 2007, 33 percent of the emerging markets exposure was in Latin America compared to 36 percent at December 31, 2006. Latin America emerging markets exposure increased by $1.4 billion driven by an increase in an equity investment in Banco Itaú Holding Financeira S.A. (Banco Itaú) in Brazil. The carrying value of our investment in Banco Itaú

accounted for $2.6 billion and $1.9 billion of exposure in Brazil at September 30, 2007 and December 31, 2006. The September 30, 2007 equity investment in Banco Itaú represents seven percent of its outstanding voting and non-voting shares. During the first quarter of 2007, the Corporation completed the sale of its operations in Chile and Uruguay for approximately $750 million in equity of Banco Itaú.

Our 24.9 percent investment in Santander accounted for $2.7 billion and $2.3 billion of exposure in Mexico at September 30, 2007 and December 31, 2006.

At September 30, 2007, six percent of the emerging markets exposure was in Middle East and Africa compared to five percent at December 31, 2006. Middle East and Africa emerging markets exposure increased by $468 million driven by an increase in cross-border loans and loan commitments in South Africa to support the Corporation’s sale of its BankBoston Argentina assets to a consortium led by Johannesburg-based Standard Bank Group Ltd. The facility represents a loan commitment made to Standard Bank of South Africa to fulfill Argentine regulatory requirements. The Corporation completed the sale of its BankBoston Argentina assets in March 2007 in exchange for the assumption of BankBoston Argentina liabilities of approximately $2.0 billion.

Provision for Credit Losses

The provision for credit losses was $2.0 billion for the three months ended September 30, 2007, a 74 percent increase compared to the same period in 2006. For the nine months ended September 30, 2007, the provision for credit losses was $5.1 billion, a 48 percent increase compared to the same period in 2006.

The consumer portion of the provision for credit losses increased $350 million to $1.4 billion, and $607 million to $3.8 billion for the three and nine months ended September 30, 2007 compared to the same periods a year ago. Higher net charge-offs from portfolio seasoning, reflective of growth in the businesses and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform drove a portion of the increase. Additionally, reserve increases related to higher losses inherent in our home equity portfolio reflecting growth in the business and the impact of the weak housing market in certain geographic areas as well as seasoning of the Card Services consumer portfolios contributed to the increased provision expense. The nine-month increase was partially offset by reserve reductions from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card securitization master trust and from improved performance of the remaining portfolios from consumer finance businesses that we have exited.

The commercial portion of the provision for credit losses increased $499 million to $615 million, and $1.0 billion to $1.2 billion for the three and nine months ended September 30, 2007 compared to the same periods a year ago. Higher net charge-offs from seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform in our small business portfolios within GCSBB drove a portion of the increase. Reserve increases for higher losses inherent in the small business portfolios within GCSBB as well as the impacts of the weak housing market, particularly on our homebuilder sector within GCIB also contributed to the increases in provision expense. The nine-month increase was also attributable to the absence of 2006 releases of reserves primarily in GCIB related to favorable commercial credit market conditions and a lower level of commercial recoveries in GCIB and GWIM partially offset by a reduction of reserves in All Other reflecting the sale of our Argentina portfolio during the first quarter of 2007.

Allowance for Credit Losses

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is allocated based on two components. We evaluate the adequacy of the allowance for loan and lease losses based on the combined total of these two components. The allowance for loan and lease losses excludes loans measured at fair value in accordance with SFAS 159 as mark-to-market adjustments related to loans measured at fair value include a credit risk component.

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

The second component of the allowance for loan and lease losses covers performing commercial loans and leases measured at historical cost and consumer loans. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of September 30, 2007, quarterly updating of historical loss experience did not have a material impact on the allowance for loan and lease losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of September 30, 2007, quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses primarily due to higher losses inherent in the small business card and home equity portfolios and seasoning of the Card Services unsecured lending portfolio. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults and event risk.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 29 was $5.6 billion at September 30, 2007, an increase of $39 million from December 31, 2006. This increase was attributable to increases in reserves in the Card Services unsecured lending and home equity portfolios reflective of growth and seasoning. The increase in the home equity reserves is also due to higher losses inherent in the portfolio reflecting the impact of the weak housing market in certain geographic areas. These increases were mostly offset by reserve reductions from the addition of legacy Bank of America accounts which have a higher loss profile to the domestic consumer credit card master trust, net new issuances of securitizations from the trust, and improved performance of the remaining portfolios from consumer finance businesses that we have exited.

The allowance for commercial loan and lease losses was $3.9 billion at September 30, 2007, a $480 million increase from December 31, 2006. The increase in commercial – domestic allowance levels was primarily attributable to an increase in reserves due to higher losses inherent in the small business portfolios within GCSBB, partially offset by reductions in GCIB commercial reserves due to the adoption of SFAS 159 for certain large corporate loans. Commercial real estate allowance levels increased primarily to reflect the impact of the weak housing market, mainly on the homebuilder sector within GCIB. Commercial – foreign allowance levels decreased due to the sales of our Latin American portfolios and operations.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.21 percent at September 30, 2007, compared to 1.28 percent at December 31, 2006. The decline in the ratio was driven primarily by growth of $30.6 billion in the residential mortgage portfolio, which has a lower loss profile, as the Corporation increased retention of residential mortgage loans for ALM purposes. Also contributing to the decline were reserve reductions related to the addition of legacy Bank of America accounts, which have a higher loss profile, to the domestic consumer credit card securitization master trust and the sales of our Latin American portfolios and operations. Partially offsetting these declines were increases in reserves due to higher losses inherent in the small business portfolios within GCSBB and for growth and seasoning of the Card Services unsecured lending portfolio.

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

Changes to the reserve for unfunded lending commitments are generally made through the provision for credit losses. The reserve for unfunded lending commitments at September 30, 2007 was $392 million, a $5 million decrease from December 31, 2006 primarily driven by the adoption of SFAS 159 for certain large corporate commitments, partially offset by increases from activities in the unfunded lending commitment portfolio.

Table 28 presents a rollforward of the allowance for credit losses for the three and nine months ended September 30, 2007 and 2006.

Table 28
Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Allowance for loan and lease losses, beginning of period	$9,060	$9,080	$9,016	$8,045
Transition adjustment due to the adoption of SFAS 159	-	-	(32)	-
MBNA balance, January 1, 2006	-	-	-	577
Loans and leases charged off
Residential mortgage	(18)	(17)	(48)	(57)
Credit card – domestic	(799)	(984)	(2,588)	(2,569)
Credit card – foreign	(115)	(85)	(324)	(189)
Home equity	(54)	(14)	(105)	(44)
Direct/Indirect consumer	(436)	(205)	(1,150)	(498)
Other consumer	(143)	(132)	(383)	(309)
Total consumer charge-offs	(1,565)	(1,437)	(4,598)	(3,666)
Commercial – domestic (1)	(281)	(155)	(755)	(400)
Commercial real estate	(29)	(3)	(36)	(5)
Commercial lease financing	(14)	(8)	(35)	(16)
Commercial – foreign	(8)	(34)	(21)	(74)
Total commercial charge-offs	(332)	(200)	(847)	(495)
Total loans and leases charged off	(1,897)	(1,637)	(5,445)	(4,161)
Recoveries of loans and leases previously charged off
Residential mortgage	5	11	18	27
Credit card – domestic	87	131	263	359
Credit card – foreign	19	15	54	43
Home equity	4	3	10	12
Direct/Indirect consumer	124	53	362	164
Other consumer	24	47	72	107
Total consumer recoveries	263	260	779	712
Commercial – domestic (2)	31	44	93	187
Commercial real estate	1	1	6	3
Commercial lease financing	17	8	50	56
Commercial – foreign	12	47	22	81
Total commercial recoveries	61	100	171	327
Total recoveries of loans and leases previously charged off	324	360	950	1,039
Net charge-offs	(1,573)	(1,277)	(4,495)	(3,122)
Provision for loan and lease losses	2,014	1,165	5,050	3,440
Other (5)	34	(96)	(4)	(68)
Allowance for loan and lease losses, September 30	9,535	8,872	9,535	8,872
Reserve for unfunded lending commitments, beginning of period	376	395	397	395
Transition adjustment due to the adoption of SFAS 159	-	-	(28)	-
Provision for unfunded lending commitments	16	-	25	-
Other	-	(7)	(2)	(7)
Reserve for unfunded lending commitments, September 30	392	388	392	388
Allowance for credit losses, September 30	$9,927	$9,260	$9,927	$9,260
Loans and leases outstanding measured at historical cost at September 30	$789,012	$669,149	$789,012	$669,149
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost at September 30 (3)	1.21%	1.33%	1.21%	1.33%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding measured at historical cost at September 30	1.07	1.22	1.07	1.22
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding measured at historical cost at September 30 (3)	1.48	1.52	1.48	1.52
Average loans and leases outstanding measured at historical cost during the period	$776,606	$673,477	$743,542	$641,909
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost during the period (3, 4)	0.80%	0.75%	0.80%	0.65%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost at September 30	300	562	300	562
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs (4)	1.53	1.75	1.59	2.13
(1)

Includes small business commercial – domestic charge offs of $247 million and $110 million for the three months ended and $624 million and $274 million, for the nine months ended September 30, 2007 and 2006.

(2)

Includes small business commercial – domestic recoveries of $10 million and $11 million for the three months ended and $32 million and $28 million for the nine months ended September 30, 2007 and 2006.

(3)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the periods ended September 30, 2007. Loans measured at fair value were $4.53 billion at September 30, 2007.

(4)

For the three and nine months ended September 30, 2006, the impact of SOP 03-3 decreased net charge-offs by $26 million and $263 million. Excluding the impact of SOP 03-3, annualized net charge-offs as a percentage of average loans and leases outstanding for the three and nine months ended September 30, 2006 was 0.77 percent and 0.70 percent, and the ratio of the allowance for loan and lease losses to annualized net charge-offs was 1.72 and 1.97 at September 30, 2006.

(5)	Includes $25 million as of July 1, 2007 related to the acquisition of U.S. Trust Corporation.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 29 presents our allocation by product type.

Table 29
Allocation of the Allowance for Credit Losses by Product Type

	September 30, 2007		December 31, 2006
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total
Allowance for loan and lease losses
Residential mortgage	$201	2.1%	$248	2.8%
Credit card – domestic	2,751	28.9	3,176	35.2
Credit card – foreign	345	3.6	336	3.7
Home equity	402	4.2	133	1.5
Direct/Indirect consumer	1,567	16.4	1,200	13.3
Other consumer	333	3.5	467	5.2
Total consumer	5,599	58.7	5,560	61.7
Commercial – domestic (1)	2,764	29.0	2,162	24.0
Commercial real estate	644	6.8	588	6.5
Commercial lease financing	186	1.9	217	2.4
Commercial – foreign	342	3.6	489	5.4
Total commercial (2)	3,936	41.3	3,456	38.3
Allowance for loan and lease losses	9,535	100.0%	9,016	100.0%
Reserve for unfunded lending commitments	392		397
Allowance for credit losses	$9,927		$9,413

(1)	Includes allowance for small business commercial – domestic loans of $1.2 billion and $578 million at September 30, 2007 and December 31, 2006.

(2)	Includes allowance for loan and lease losses for impaired commercial loans of $88 million and $43 million at September 30, 2007 and December 31, 2006.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, ALM processes, credit risk mitigation activities, and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 60 through 68 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended September 30, 2007. Trading-related revenue encompasses proprietary trading and customer-related activities. During the twelve months ended September 30, 2007, positive trading-related revenue was recorded for 84 percent of the trading days. However, 10 percent of the total trading days had losses greater than $10 million, and the largest loss was $159 million. This can be compared to the twelve months ended September 30, 2006, where positive trading-related revenue was recorded for 94 percent of the trading days and only one percent of the total trading days had losses greater than $10 million, and the largest loss was $24 million. The increase in the total trading days with losses was due to the period of market disruption in late July and August 2007 as further discussed below.

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

A VAR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. The VAR represents the worst loss the portfolio is expected to experience with a given level of confidence. VAR depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VAR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VAR model may require additional modeling assumptions for new products which do not have extensive historical price data, or for illiquid positions for which accurate daily prices are not consistently available. Our VAR model uses a historical simulation approach based on three years of historical data and assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year.

The assumptions and data underlying our VAR model are regularly reviewed and updated. As part of the review process, the predictive accuracy of the model is tested at the individual business level by comparing actual losses with the losses predicted by the VAR model. Management reviews and evaluates the results of these tests.

In the future, the historical data underlying our VAR model will be updated to include the recent market volatility. In particular, with the dislocation in structured and credit products, including CDOs, many credit spreads used in the calculation of VAR increased by unprecedented amounts. In addition, many trading assets became extremely illiquid which require changes in assumptions to properly incorporate them in the VAR model. When these changes are reflected, we expect the average VAR for our total market-based trading portfolio to increase materially in the fourth quarter.

The following graph shows daily trading revenue and VAR for the twelve months ended September 30, 2007. Actual losses exceeded VAR ten times in the twelve months ended September 30, 2007 and losses did not exceed VAR in the twelve months ended September 30, 2006. The losses that exceeded VAR occurred during the period of market disruption in late July and August 2007. The sudden increase in market volatility during this period produced a large number of price changes that exceeded the 99th percentile of the three year history used for our VAR calculations. Our credit businesses within Capital Markets and Advisory Services, contributed materially to most of these losses, as credit spreads widened by historically large amounts, and markdowns were taken in our credit and structured product portfolios. There were no losses exceeding the VAR during the month of September 2007. For more information on the impact of the market disruption on the Corporation’s results, see the GCIB discussion beginning on page 73.

Table 30 presents average, high and low daily VAR for the twelve months ended September 30, 2007 and 2006.

Table 30 Trading Activities Market Risk

	Twelve Months Ended September 30
	2007			2006
	VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$8.6	$25.3	$3.8	$6.4	$19.3	$3.1
Interest rate	13.9	31.9	6.6	19.3	50.0	8.8
Credit	35.1	69.9	23.1	26.5	35.1	18.4
Real estate/mortgage	11.5	23.5	5.7	9.2	15.8	4.7
Equities	22.0	44.8	9.6	19.8	39.6	12.6
Commodities	6.7	9.9	3.7	5.8	9.1	3.4
Portfolio diversification	(51.1)	-	-	(45.6)	-	-
Total market-based trading portfolio (2)	$46.7	$75.5	$26.0	$41.4	$59.8	$29.3

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(2)

For a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio, see page 114. The table above does not include credit protection purchased to manage our counterparty credit risk. During the three months ended September 30, 2007, the average VAR of this protection was $14 million.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the twelve months ended September 30, 2007, the largest losses among these scenarios ranged from $9 million to $554 million. Hypothetical scenarios evaluate the potential impact of extreme but plausible events. These scenarios are developed to address perceived vulnerabilities in the market and in our portfolios, and are periodically updated. They are also reviewed and updated to reflect changing market conditions, such as were experienced during the third quarter of 2007. Management reviews and evaluates results of these scenarios monthly. During the twelve months ended September 30, 2007, the largest losses among these scenarios ranged from $436 million to $1.3 billion. Worst-case losses, which represent the most extreme losses, are reported daily. Finally, desk-level stress tests are performed daily for individual businesses. These stress tests evaluate the potential adverse impact of large moves in the market risk factors to which those businesses are most sensitive.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward rates used in our respective baseline forecasts at September 30, 2007 and December 31, 2006 were as follows:

Table 31 Forward Rates

	September 30, 2007		December 31, 2006
	Federal Funds	Ten-Year Swap	Federal Funds	Ten-Year Swap
Spot Rates	4.75%	5.21%	5.25%	5.18%
12-month forward rates	4.25	5.30	4.85	5.19

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from September 30, 2007 and December 31, 2006, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 59.

Table 32 Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions) Curve Change	Short Rate	Long Rate	September 30 2007	December 31 2006
+100 Parallel shift	+100	+100	$(461)	$(557)
-100 Parallel shift	-100	-100	398	770
Flatteners
Short end	+100	-	(574)	(687)
Long end	-	-100	(209)	(192)
Steepeners
Short end	-100	-	612	971
Long end	-	+100	122	138

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

Our core net interest income – managed basis, was slightly liability sensitive at both September 30, 2007 and December 31, 2006. Beyond what is already implied in the forward market curve, the interest rate risk position has become modestly less exposed to rising rates since December 31, 2006. Over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. The securities portfolio is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. During the three months ended September 30, 2007 and 2006, we purchased AFS debt securities of $1.3 billion and $3.5 billion, sold $4.9 billion and $45.8 billion, and had maturities and received paydowns of $4.5 billion and $6.1 billion. We realized $7 million in gains and $469 million in losses on sales of debt securities during the three months ended September 30, 2007 and 2006.

During the nine months ended September 30, 2007 and 2006, we purchased AFS debt securities of $7.2 billion and $38.3 billion, sold $10.9 billion and $53.1 billion, and had maturities and received paydowns of $15.2 billion and $17.7 billion. We realized $71 million in gains and $464 million in losses on sales of debt securities during the nine months ended September 30, 2007 and 2006.

The value of our accumulated OCI loss related to AFS debt securities improved by $2.9 billion (pre-tax) during the three months ended September 30, 2007, driven by a decrease in interest rates. During the nine months ended September 30, 2007 there was a $1.1 billion (pre-tax) increase in the unrealized loss, driven by an increase in interest rates. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $3.9 billion in after-tax losses at September 30, 2007, related to unrealized losses associated with our AFS securities portfolio, including $3.8 billion of unrealized losses related to AFS debt securities and $11 million of unrealized losses related to AFS marketable equity securities. Total market value of the AFS debt securities was $176.8 billion at September 30, 2007 with a weighted average duration of 4.5 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations, the collection of cash flows including prepayment and maturity activity, and the passage of time.

In connection with adopting SFAS 159, the Corporation reclassified approximately $3.7 billion from AFS debt securities to trading account assets during the first quarter. There were no net unrealized gains or losses associated with these securities recorded in accumulated OCI as these securities were hedged using SFAS 133 hedge accounting. Accordingly, there was no impact on the Corporation’s transition adjustment to beginning retained earnings upon adoption of SFAS 159 on January 1, 2007.

Residential Mortgage Portfolio

During the three months ended September 30, 2007 and 2006, we purchased $531 million and $1.1 billion of residential mortgages related to ALM activities, and added $15.1 billion and $12.0 billion of originated residential mortgages. We sold $10.1 billion and $9.7 billion of residential mortgages during the three months ended September 30, 2007 and 2006 resulting in a gain of $41 million and $95 million. Additionally, we received paydowns of $6.5 billion and $6.1 billion for the three months ended September 30, 2007 and 2006.

During the nine months ended September 30, 2007 and 2006, we purchased $22.5 billion and $30.8 billion of residential mortgages related to ALM activities, and added $55.5 billion and $34.4 billion of originated residential mortgages. We sold $28.4 billion and $9.8 billion of residential mortgages during the nine months ended September 30, 2007 and 2006, which included $18.1 billion and $8.6 billion of originated residential mortgages, resulting in a gain of $217 million and $93 million. Additionally, we received paydowns of $21.9 billion and $18.2 billion for the nine months ended September 30, 2007 and 2006. The ending balance at September 30, 2007 was $271.8 billion, compared to $218.9 billion at September 30, 2006.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to mitigate our interest rate and foreign exchange risk. We use derivatives to hedge the variability in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For additional information on our hedging activities, see Note 4 – Derivatives to the Consolidated Financial Statements.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 33 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at September 30, 2007 and December 31, 2006.

Changes to the composition of our derivatives portfolio over the course of 2007 reflect actions taken for interest rate and foreign exchange rate risk management. Decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. Our interest rate swap positions (including foreign exchange contracts) changed to a net pay fixed position of $44.8 billion on September 30, 2007 compared to a net receive fixed position of $12.3 billion on December 31, 2006. Changes in the notional levels of our net pay fixed swap position were driven by the net termination of $53.6 billion in U.S. dollar denominated receive fixed swaps, the net addition of $13.0 billion in pay fixed swaps, and the net addition of $9.5 billion in foreign denominated receive fixed swaps. At September 30, 2007, all receive fixed swaps are hedging fixed rate debt issuances. The notional amount of our foreign exchange basis swaps increased $19.0 billion to $50.9 billion at September 30, 2007 compared to $31.9 billion at December 31, 2006. The notional amount of our option position decreased $78.2 billion to $165.1 billion at September 30, 2007 compared to December 31, 2006. The decrease in the notional amount of options was due to the net terminations and expirations of $60.0 billion in caps and floors and terminations of $18.2 billion of swaptions.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased $2.3 billion from a gain of $1.5 billion at December 31, 2006 to a gain of $3.7 billion at September 30, 2007. The increase was primarily attributable to gains from changes in the value of foreign exchange basis swaps of $3.4 billion and receive fixed interest rate swaps of $483 million. These gains were partially offset by losses from changes in the value of pay fixed interest rate swaps of $880 million, foreign exchange contracts of $422 million, and option products of $355 million. The increase in the value of foreign exchange basis swaps was due to the strengthening of most foreign currencies against the U.S. dollar during the nine months ended September 30, 2007. The increase in the value of U.S. dollar denominated receive fixed interest rate swaps was due to decreases in interest rates during the nine month period. The decrease in the value of pay fixed interest rate swaps was mainly due to the decrease in interest rates over the nine month period. The decrease in the value of foreign exchange contracts was largely due to the increase in foreign interest rates during the nine months ended September 30, 2007. The decrease in the value of the option portfolio was primarily attributable to decreases in interest rates during the nine month period, net terminations and expirations of caps and floors and terminations of swaptions.

Table 33 Asset and Liability Management Interest Rate and Foreign Exchange Contracts

September 30, 2007
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$(265)								5.52
Notional amount		$37,905	$995	$4,844	$3,900	$3,252	$1,630	$23,284
Weighted average fixed rate		4.87%	4.33%	3.99%	4.17%	4.35%	4.50%	5.29%
Pay fixed interest rate swaps (1)	(619)								1.79
Notional amount		$113,260	$-	$-	$85,000	$10,000	$-	$18,260
Weighted average fixed rate		4.98%	-%	-%	4.90%	5.18%	-%	5.23%
Foreign exchange basis swaps (2, 3, 4)	5,383
Notional amount		$50,925	$52	$2,494	$4,429	$5,793	$4,260	$33,897
Option products (5)	(38)
Notional amount		165,111	-	155,000	10,000	75	-	36
Foreign exchange contracts (2, 4, 6)	(741)
Notional amount (7)		30,115	(476)	1,725	2,000	4,142	1,228	21,496
Futures and forward rate contracts	-
Notional amount (7)		-	-	-	-	-	-	-
Net ALM contracts	$3,720

December 31, 2006
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2007	2008	2009	2010	2011	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$(748)								4.42
Notional amount		$91,502	$2,795	$7,844	$48,900	$3,252	$1,630	$27,081
Weighted average fixed rate		4.90%	4.80%	4.41%	4.90%	4.35%	4.50%	5.14%
Pay fixed interest rate swaps (1)	261								2.93
Notional amount		$100,217	$15,000	$2,500	$44,000	$-	$250	$38,467
Weighted average fixed rate		4.98%	5.12%	5.11%	4.86%	-%	5.43%	5.06%
Foreign exchange basis swaps (2, 3, 4)	1,992
Notional amount		$31,916	$174	$2,292	$3,012	$5,351	$3,962	$17,125
Option products (5)	317
Notional amount		243,280	200,000	43,176	-	70	-	34
Foreign exchange contracts (2, 4, 6)	(319)
Notional amount (7)		20,319	(753)	1,588	1,901	3,850	1,104	12,629
Futures and forward rate contracts	(46)
Notional amount (7)		8,480	8,480	-	-	-	-	-
Net ALM contracts	$1,457

(1)

At September 30, 2007, $95.0 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2006, $4.2 billion of the receive fixed and $52.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)

Does not include basis adjustments on fixed rate debt issued by the Corporation and hedged under fair value hedge relationships pursuant to SFAS 133 that substantially offset the fair values of these derivatives.

(3)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(4)	Does not include SFAS 52 adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.

(5)

Option products include $125.1 billion in caps and collars consisting of $20.0 billion in purchased caps and $20.0 billion in sold floors at September 30, 2007. Option products include $225.1 billion in caps and $18.2 billion in swaptions at December 31, 2006.

(6)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $30.5 billion in foreign-denominated and cross-currency receive fixed swaps and $395 million in foreign currency forward rate contracts at September 30, 2007 and $21.0 billion in foreign-denominated and cross-currency receive fixed swaps and $697 million in foreign currency forward rate contracts at December 31, 2006.

(7)	Reflects the net of long and short positions.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI net-of-tax was $3.7 billion at September 30, 2007. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to interest rates beyond what is implied in forward yield curves at September 30, 2007, the net losses are expected to be reclassified into earnings as follows: $1.3 billion (pre-tax), or 22 percent within the next year, 64 percent within five years, and 86 percent within 10 years, with the remaining 14 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

The amounts included in accumulated OCI for terminated derivative contracts were losses of $3.2 billion, net-of-tax, at both September 30, 2007 and December 31, 2006. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

IRLCs and the related residential first mortgage loans held-for-sale are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage loans held-for-sale. At September 30, 2007, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage loans held-for-sale was $24.2 billion.

The Corporation adopted SFAS 159 as of January 1, 2007 and elected to account for certain mortgage loans held-for-sale at fair value. At September 30, 2007, residential mortgage loans held-for-sale in connection with mortgage banking activities for which the fair value option was elected had an aggregate fair value of $10.29 billion and an aggregate outstanding principal balance of $10.13 billion. Net gains resulting from changes in fair value of these loans, including realized gains and losses on sale, of $81 million and $120 million were recorded in mortgage banking income for the three and nine months ended September 30, 2007, while net losses of $43 million were recorded for both time periods in trading account profits (losses). The adoption of SFAS 159 resulted in an increase of $119 million and $180 million in mortgage banking income for the three and nine months ended September 30, 2007, and in an increase of $66 million and $131 million in noninterest expense for the three and nine months ended September 30, 2007. Subsequent to the adoption of SFAS 159, mortgage loan origination costs are recognized in noninterest expense when incurred. Previously, mortgage loan origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At September 30, 2007, the amount of MSRs identified as being hedged by derivatives was approximately $3.2 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at September 30, 2007 was $48.9 billion. For additional information on MSRs see Note 16 – Mortgage Servicing Rights to the Consolidated Financial Statements.

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

The lines of business are responsible for all the risks within the business line, including operational risks. Operational and Compliance Risk executives, working in conjunction with senior line of business executives, have developed key tools to help identify, measure, mitigate and monitor operational risk in each business line. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Management uses a self-assessment process, which helps to identify and evaluate the status of risk issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions and to evaluate key operational risks impacting each line of business. In addition to information gathered from the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a business line level.

Recent Accounting and Reporting Developments

See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. Effective January 1, 2007, the Corporation adopted SFAS 157 and SFAS 159. For further information on fair value of certain financial assets and liabilities, see Note 15 – Fair Value Disclosures to the Consolidated Financial Statements. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 69 through 72 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 23, 2007.

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

Core Net Interest Income – Managed Basis – Net interest income on a fully taxable-equivalent basis excluding the impact of market-based activities and certain securitizations.

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

Qualified Special Purpose Entity (QSPE) – A special purpose entity whose activities are strictly limited to holding and servicing financial assets and meet the requirements set forth in SFAS 140. A qualified special purpose entity is generally not required to be consolidated by any party.

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

Accounting Pronouncements

SFAS 52	Foreign Currency Translation

SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended

SFAS 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125

SFAS 157	Fair Value Measurements

SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

FIN 46(R)	Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51

FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

FSP 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction

SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Acronyms

AFS	Available-for-sale

AICPA	American Institute of Certified Public Accountants

ALCO	Asset and Liability Committee

ALM	Asset and liability management

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

EPS	Earnings per common share

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit and Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council

FIN	Financial Accounting Standards Board Interpretation

FRB	Board of Governors of the Federal Reserve System

FSA	Financial Services Authority

FSP	Financial Accounting Standards Board Staff Position

FTE	Fully taxable-equivalent

GAAP	Generally accepted accounting principles in the United States

IRLC	Interest rate lock commitment

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

RCC	Risk and Capital Committee

SBLCs	Standby letters of credit

SEC	Securities and Exchange Commission

SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards

SOP	American Institute of Certified Public Accountants Statement of Position

SPE	Special purpose entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management beginning on page 121 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies to the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Form 10-Q for the quarters ended June 30, 2007 and March 31, 2007, the Current Reports on Form 8-K filed since December 31, 2006.

Item 1A. Risk Factors

The following is added to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s 2006 Annual Report on Form 10-K:

Certain credit markets experienced difficult conditions and volatility during 2007. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. The Corporation’s GCIB segment operates in these markets, either directly or indirectly, through exposures in securities, loans, derivatives and other commitments. While it is difficult to predict how long these conditions will exist and which markets, products or other businesses of the Corporation will ultimately be affected, these factors could continue to adversely impact the Corporation’s results of operations.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

See Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements for information on the monthly share repurchase activity for the three and nine months ended September 30, 2007 and 2006, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

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

Exhibit 3(c)

Certificate of Designations of 6.625% Non-Cumulative Preferred Stock, Series I, of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 26, 2007

Exhibit 4(a)	Certificate of Designations of 6.625% Non-Cumulative Preferred Stock, Series I, of the Registrant, included in Exhibit 3(c) hereof

Exhibit 11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Date: November 9, 2007	Registrant /s/ Neil A. Cotty
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

3(c)

Certificate of Designations of 6.625% Non-Cumulative Preferred Stock, Series I, of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 26, 2007

4(a)	Certificate of Designations of 6.625% Non-Cumulative Preferred Stock, Series I, of the Registrant, included in Exhibit 3(c) hereof

11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002