Form 10-K
period 2007-12-31
BANK OF AMERICA CORP /DE/
filed 2008-02-28
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:

1-6523

Exact Name of Registrant as Specified in its Charter:

Bank of America Corporation

State or Other Jurisdiction of Incorporation or Organization:

Delaware

IRS Employer Identification No.:

56-0906609

Address of Principal Executive Offices:

Bank of America Corporate Center

100 N. Tryon Street

Charlotte, North Carolina 28255

Registrant’s telephone number, including area code:

(704) 386-5681

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Depositary Shares, Each Representing a 1/1000th interest in a share of
6.204% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th interest in a share of 7.25% Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange
Minimum Return Index EAGLESSM, due June 1, 2010, Linked to the +Nasdaq-100 Index®	American Stock Exchange
Minimum Return Index EAGLES®, due June 28, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return – Return Linked Notes, due June 24, 2010, Linked to the Nikkei 225 Index	American Stock Exchange
Minimum Return Basket EAGLESSM, due August 2, 2010, Linked to a Basket of Energy Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the Russell 2000® Index	American Stock Exchange
Minimum Return Index EAGLES®, due September 25, 2009, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.50% Index CYCLESTM, due November 26, 2010, Linked to the S&P 500® Index	American Stock Exchange

Title of each class	Name of each exchange on which registered
1.00% Index CYCLESTM, due December 28, 2010, Linked to the S&P MidCap 400 Index	American Stock Exchange
Return Linked Notes due June 28, 2010, Linked to the Nikkei 225 Index	American Stock Exchange
1.00% Index CYCLESTM, due January 28, 2011, Linked to a Basket of Health Care Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due January 28, 2011, Linked to the Russell 2000® Index	American Stock Exchange
0.25% Cash-Settled Exchangeable Notes, due January 26, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.25% Index CYCLESTM, due February 24, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return Index EAGLES®, due March 27, 2009, Linked to the Nasdaq-100 Index®	American Stock Exchange
1.75% Basket CYCLESTM, due April 30, 2009, Linked to a Basket of Three Indices	American Stock Exchange
1.00% Basket CYCLESTM, due May 27, 2010, Linked to a “70/30” Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES®, due June 25, 2010, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
1.50% Basket CYCLESTM, due July 29, 2011, Linked to an “80/20” Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the AMEX Biotechnology IndexSM	American Stock Exchange
1.25% Index CYCLESTM, due August 25, 2010, Linked to the Dow Jones Industrial AverageSM	American Stock Exchange
1.25% Basket CYCLESTM, due September 27, 2011, Linked to a Basket of Four Indices	American Stock Exchange
Minimum Return Basket EAGLESSM, due September 29, 2010, Linked to a Basket of Energy Stocks	American Stock Exchange
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the S&P 500® Index	American Stock Exchange
Minimum Return Index EAGLES®, due November 23, 2010, Linked to the Nasdaq-100 Index®	American Stock Exchange
Minimum Return Index EAGLES®, due November 24, 2010, Linked to the CBOE China Index	American Stock Exchange
1.25% Basket CYCLESTM, due December 27, 2010, Linked to a “70/30” Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
1.50% Index CYCLESTM, due December 28, 2011, Linked to a Basket of Health Care Stocks	American Stock Exchange
6 1/2% Subordinated InterNotesSM, due 2032	New York Stock Exchange
5 1/2% Subordinated InterNotesSM, due 2033	New York Stock Exchange
5 7/8% Subordinated InterNotesSM, due 2033	New York Stock Exchange
6% Subordinated InterNotesSM, due 2034	New York Stock Exchange
Minimum Return Index EAGLES, due March 25, 2011, Linked to the Dow Jones Industrial Average	American Stock Exchange
1.625% Index CYCLES, due March 23, 2010, Linked to the Nikkei 225 Index	American Stock Exchange
1.75% Index CYCLES, due April 28, 2011, Linked to the S&P 500 Index	American Stock Exchange
Return Linked Notes, due August 26, 2010, Linked to a Basket of Three Indices	American Stock Exchange
Return Linked Notes, due June 27, 2011, Linked to an “80/20” Basket of Four Indices and an Exchange Traded Fund	American Stock Exchange
Minimum Return Index EAGLES, due July 29, 2010, Linked to the S&P 500 Index	American Stock Exchange
Return Linked Notes, due January 28, 2011, Linked to a Basket of Two Indices	American Stock Exchange
Minimum Return Index EAGLES, due August 26, 2010, Linked to the Dow Jones Industrial Average	American Stock Exchange
Return Linked Notes, due August 25, 2011, Linked to the Dow Jones EURO STOXX 50 Index	American Stock Exchange
Minimum Return Index EAGLES, due October 3, 2011, Linked to the S&P 500 Index	American Stock Exchange
Minimum Return Index EAGLES, due October 28, 2011, Linked to the AMEX Biotechnology Index	American Stock Exchange
Return Linked Notes, due October 27, 2011, Linked to a Basket of Three Indices	American Stock Exchange
Return Linked Notes, due November 22, 2010, Linked to a Basket of Two Indices	American Stock Exchange
Minimum Return Index EAGLES, due November 23, 2011, Linked to a Basket of Five Indices	American Stock Exchange
Minimum Return Index EAGLES, due December 27, 2011, Linked to the Dow Jones Industrial average	American Stock Exchange
0.25% Senior Notes Optionally Exchangeable Into a Basket of Three Common Stocks, due February 2012	American Stock Exchange
Return Linked Notes, due December 29, 2011 Linked to a Basket of Three Indices	American Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  ✓

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $215,286,616,664 (based on the June 29, 2007 closing price of Common Stock of $48.89 per share as reported on the New York Stock Exchange). As of February 25, 2008, there were 4,442,228,781 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the 2008 Proxy Statement	PART III

Part I
Bank of America Corporation and Subsidiaries

Item 1.  Business

General

Bank of America Corporation (“Bank of America” or the “Corporation”) is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. Our principal executive offices are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Through our banking subsidiaries (the “Banks”) and various nonbanking subsidiaries throughout the United States and in selected international markets, we provide a diversified range of banking and nonbanking financial services and products through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking and Global Wealth and Investment Management. We currently operate in 32 states, the District of Columbia and more than 30 foreign countries. The Bank of America footprint covers more than 82 percent of the U.S. population and 44 percent of the country’s wealthy households. In the United States, we serve approximately 59 million consumer and small business relationships with more than 6,100 retail banking offices, more than 18,500 ATMs and approximately 24 million active on-line users. We have banking centers in 13 of the 15 fastest growing states and hold the top market share in 6 of those states. Bank of America is the number one Small Business Administration lender and has relationships with 99 percent of the U.S. Fortune 500 Companies and 83 percent of the Fortune Global 500 Companies.

Additional information relating to our businesses and our subsidiaries is included in the information set forth in pages 19 through 35 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 – Business Segment Information of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Bank of America’s website is www.bankofamerica.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at http://investor.bankofamerica.com under the heading SEC Filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we make available on http://investor.bankofamerica.com under the heading Corporate Governance: (i) our Code of Ethics and Insider Trading Policy; (ii) our Corporate Governance Guidelines; and (iii) the charters of each of Bank of America’s Board committees, and we also intend to disclose any amendments to our Code of Ethics, or waivers of our Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Shareholder Relations Department, 101 South Tryon Street, NC1-002-29-01, Charlotte, North Carolina 28255.

Competition

Bank of America and our subsidiaries operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies and e-commerce and other Internet-based companies. We compete with some of these competitors globally and with others on a regional or product basis. Competition is based on a number of factors including customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience.

More specifically, our consumer banking business competes with banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. Our commercial lending business competes with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of our nonbanking subsidiaries and the Banks. In the investment banking, investment advisory and brokerage businesses, our nonbanking subsidiaries compete with U.S. and international banking and investment banking firms, investment advisory firms, brokerage firms, investment companies, other organizations offering similar services and other investment alternatives available to investors, some of which are larger than our subsidiaries. Our mortgage banking units compete with banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services. Our card business competes in the U.S. and internationally with banks, as well as monoline and retail card product companies. In the trust business, the Banks compete with other banks, thrifts, insurance agents, financial counselors and other fiduciaries for personal trust business and with other banks, investment counselors and insurance companies for institutional funds.

Bank of America also competes actively for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as banks, thrifts and credit unions, as well as money market mutual funds. In addition, we compete for funding in the domestic and international short-term and long-term debt securities capital markets.

Our ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation – General” below for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2007, there were approximately 210,000 full-time equivalent employees within Bank of America and our subsidiaries. Of these employees, 116,000 were employed within Global Consumer and Small Business Banking, 21,000 were employed within Global Corporate and Investment Banking and 14,000 were employed within Global Wealth and Investment Management. The remainder were employed elsewhere within our company including various staff and support functions.

Bank of America 2007	1

None of our domestic employees are subject to a collective bargaining agreement. Management considers our employee relations to be good.

Acquisition and Disposition Activity

As part of our operations, we regularly evaluate the potential acquisition of, and hold discussions with, various financial institutions and other businesses of a type eligible for financial holding company ownership or control. In addition, we regularly analyze the values of, and submit bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. We also regularly consider the potential disposition of certain of our assets, branches, subsidiaries or lines of businesses. As a general rule, we publicly announce any material acquisitions or dispositions when a definitive agreement has been reached.

On October 1, 2007, the Corporation completed the acquisition of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation. On July 1, 2007, the Corporation completed the acquisition of U.S. Trust Corporation. Additional information on our acquisitions and mergers is included under Note 2 – Merger and Restructuring Activity of the Notes to the Consolidated Financial Statements in Item 8 which is incorporated herein by reference.

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

General

As a registered bank holding company and financial holding company, Bank of America is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “Comptroller” or “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Board, other federal and state regulatory agencies, and with respect to Bank of America’s operations in the United Kingdom, the Financial Services Authority (the “FSA”). In addition to banking laws, regulations and regulatory agencies, Bank of America and our subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of Bank of America and our ability to make distributions to stockholders.

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

Capital and Operational Requirements

The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity, trust securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents our qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2007 were 6.87 percent and 11.02 percent. At December 31, 2007, we had no subordinated debt that qualified as Tier 3 capital.

2	Bank of America 2007

The leverage ratio is determined by dividing Tier 1 capital by adjusted quarterly average total assets, after certain adjustments. Well-capitalized bank holding companies must have a minimum Tier 1 leverage ratio of three percent and are not subject to an FRB directive to maintain higher capital levels. Our leverage ratio at December 31, 2007 was 5.04 percent, which exceeded our leverage ratio requirement.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2007.

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

Additional Information

See also the following additional information which is incorporated herein by reference: Net Interest Income (under the captions “Financial Highlights – Net Interest Income” and “Supplemental Financial Data” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) and Tables I, II and XIII of the Statistical Tables); Securities (under the caption “Balance Sheet Analysis – Debt Securities” and “Interest Rate Risk Management for Nontrading Activities – Securities” in the MD&A and Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplemental Data (the “Notes”)); Outstanding Loans and Leases (under the caption “Balance Sheet Analysis – Loans and Leases; Net of Allowance for Loan and Lease Losses” and “Credit Risk Management” in the MD&A, Table III of the Statistical Tables, and Note 1 – Summary of Significant Accounting Principles and Note 6 – Outstanding Loans and Leases of the Notes); Deposits (under the caption “Balance Sheet Analysis – Deposits” and “Liquidity Risk and Capital Management – Liquidity Risk” in the MD&A and Note 11 – Deposits of the Notes); Short-Term Borrowings (under the caption “Balance Sheet Analysis – Commercial Paper and other Short-term Borrowings” and “Liquidity Risk and Capital Management – Liquidity Risk” in the MD&A, Table IX of the Statistical Tables and Note 12 – Short-term Borrowings and Long-term Debt of the Notes); Trading Account Assets and Liabilities (under the caption “Balance Sheet Analysis – Trading Account Assets”, “Balance Sheet Analysis – Trading Account Liabilities” and “Market Risk Management – Trading Risk Management” in the MD&A and Note 3 – Trading Account Assets and Liabilities of the Notes); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk and Capital Management” in the MD&A); Operational Risk Management (under the caption “Operational Risk Management” in the MD&A); and Performance by Geographic Area (under Note 24 – Performance by Geographical Area of the Notes).

Bank of America 2007	3

Item 1A.  Risk Factors

The following discusses some of the key risk factors that could affect Bank of America’s business and operations. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect Bank of America.

Business, economic and political conditions. Our businesses and earnings are affected by general business, economic and political conditions in the United States and abroad. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the United States economy. For example, in a poor economic environment there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the United States economy and the local economies in which we operate. Geopolitical conditions can also affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the United States and abroad.

In the second half of 2007, certain credit markets experienced difficult conditions and volatility. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. The Corporation’s Global Corporate and Investment Banking business operates in these markets, either directly or indirectly, through exposures in securities, loans, derivatives and other commitments. While it is difficult to predict how long these conditions will exist and which markets, products or other businesses of the Corporation will ultimately be affected, these factors could continue to adversely impact the Corporation’s results of operations.

Access to funds from subsidiaries. The Corporation is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on the common stock and our preferred stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Corporation. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

Competition. We operate in a highly competitive environment that could experience intensified competition as continued merger activity in the financial services industry produces larger, better-capitalized companies that are capable of offering a wider array of financial products and services at more competitive prices. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and Internet-based financial solutions. Many of our competitors have fewer regulatory constraints and some have lower cost structures than we do. Increased competition may affect our results by creating pressure to lower prices on our products and services and reducing market share.

Credit risk. When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets and assets held-for-sale. As one of the nation’s largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and potential credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

For a further discussion of credit risk and our credit risk management policies and procedures, see “Credit Risk Management” in the MD&A.

Governmental fiscal and monetary policy. Our businesses and earnings are affected by domestic and international monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities and mortgage servicing rights and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. Changes in domestic and international monetary policy are beyond our control and hard to predict.

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

For a further discussion of our liquidity position and the policies and procedures we use to manage our liquidity risks, see “Liquidity Risk and Capital Management” in the MD&A.

Litigation risks. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed

4	Bank of America 2007

in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against Bank of America could have material adverse financial effects or cause significant reputational harm to Bank of America, which in turn could seriously harm our business prospects.

For a further discussion of litigation risks, see “Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies of the Notes.

Market risk. We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest margin – the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding – which could in turn affect our net interest income and earnings. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of either the issuer or its country of origin. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition.

For a further discussion of market risk and our market risk management policies and procedures, see “Market Risk Management” in the MD&A.

Merger risks. There are significant risks and uncertainties associated with mergers. For example, we may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger. In addition, it is possible that the integration process could result in the loss of key employees, or that the disruption of ongoing business from the merger could adversely affect our ability to maintain relationships with clients or suppliers. We have an active acquisition program and there is a risk that integration difficulties may cause us not to realize expected benefits from the transactions and affect our results. We will be subject to similar risks and difficulties in connection with future acquisitions, as well as decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

Non-U.S. operations; trading in non-U.S. securities. We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. We also invest in the securities of corporations located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified, because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Operational risks. The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with our technical systems, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly.

For further discussion of operating risks, see “Operational Risk Management” in the MD&A.

Products and services. Our business model is based on a diversified mix of businesses that provides a broad range of financial products and services, delivered through multiple distribution channels. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competition to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing and introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

Regulatory considerations. Bank of America, the Banks and many of our nonbank subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Bank of America and its nonbanking subsidiaries are also heavily regulated by securities regulators, domestically and internationally. This regulation is designed to protect investors in securities we sell or underwrite. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of nonbanks to offer competing financial services and products.

Reputational risks. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to Bank of America and our business prospects. These issues include, but are not limited to, appropriately addressing potential conflicts of interest; legal and regulatory requirements; ethical issues; money-laundering; privacy; properly maintaining customer and associate personal information; record keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Risk management processes and strategies. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and finan-

Bank of America 2007	5

cial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. For a further discussion of our risk management policies and procedures, see “Managing Risk” in the MD&A.

Additional risks and uncertainties. We are a diversified financial services company. In addition to banking, we provide investment, mortgage, investment banking, credit card and consumer finance services. Although we believe our diversity helps lessen the effect when downturns affect any one segment of our industry, it also means our earnings could be subject to different risks and uncertainties than the ones discussed herein. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of Bank of America’s fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2.  Properties

As of December 31, 2007, Bank of America’s principal offices and primarily all of our business segments were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by one of our subsidiaries. We occupy approximately 592,000 square feet and lease approximately 609,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. We occupy approximately 932,000 square feet of space at 100 Federal Street in Boston, Massachusetts, which is the headquarters for one of our primary business segments, Global Wealth and Investment Management. The 37-story building is owned by one of our subsidiaries which also leases approximately 321,000 square feet to third parties. We also lease or own a significant amount of space worldwide. As of December 31, 2007, Bank of America and our subsidiaries owned or leased approximately 25,200 locations in 41 states, the District of Columbia and more than 30 foreign countries.

Item 3.  Legal Proceedings

See “Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies of the Notes beginning on page 122 for Bank of America’s litigation disclosure which is incorporated herein by reference.

Item 4.  Submission of Matters To A Vote of Security Holders

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2007.

Item 4A.  Executive Officers of The Registrant

Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each current executive officer of Bank of America are listed below along with such officer’s business experience. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

Keith T. Banks, 52, President, Global Wealth and Investment Management. Mr. Banks was named to his present position in October 2007. From August 2000 to April 2004, he served as Chief Executive Officer and Chief Investment Officer of FleetBoston Financial Corporation’s asset management organization; and from April 2004 to October 2007, he served as President and Chief Investment Officer of Columbia Management, Bank of America’s asset management organization. He first became an officer in 1981. He also serves as President, Global Wealth and Investment Management and a director of Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A., LaSalle Bank Midwest, N.A. and United States Trust Company, N.A.

Amy Woods Brinkley, age 52, Chief Risk Officer. Ms. Brinkley was named to her present position in April 2002. From July 2001 to April 2002, she served as Chairman, Credit Policy and Deputy Corporate Risk Management Executive; and from August 1999 to July 2001, she served as President, Consumer Products. She first became an officer in 1979. She also serves as Chief Risk Officer and a director of Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A., LaSalle Bank Midwest, N.A. and United States Trust Company, N.A.

Barbara J. Desoer, age 55, Global Technology and Operations Executive. Ms. Desoer was named to her present position in August 2004. From July 2001 to August 2004, she served as President, Consumer Products; and from September 1999 to July 2001, she served as Director of Marketing. She first became an officer in 1977. She also serves as Global Technology and Operations Executive and a director of Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A., LaSalle Bank Midwest, N.A. and United States Trust Company, N.A.

Kenneth D. Lewis, age 60, Chairman, Chief Executive Officer and President. Mr. Lewis was named Chief Executive Officer in April 2001, President in July 2004 and Chairman in February 2005. From April 2001 to April 2004, he served as Chairman; from January 1999 to April 2004, he served as President; and from October 1999 to April 2001, he served as Chief Operating Officer. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as Chairman, Chief Executive Officer, President and a director of Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A., LaSalle Bank Midwest, N.A. and United States Trust Company, N.A.

Liam E. McGee, age 53, President, Global Consumer and Small Business Banking. Mr. McGee was named to his present position in August 2004. From August 2001 to August 2004, he served as President, Global Consumer Banking; from August 2000 to August 2001, he served as President, Bank of America California; and from August 1998 to August 2000, he served as President, Southern California Region. He first became an officer in 1990. He also serves as President, Global Consumer and Small Business Banking and a director of Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A., LaSalle Bank Midwest, N.A. and United States Trust Company, N.A.

Brian T. Moynihan, age 48, President, Global Corporate and Investment Banking. Mr. Moynihan was named to his present position in October 2007. From April 2004 to October 2007, he served as President, Global Wealth and Investment Management. Previously he held the following positions at FleetBoston Financial Corporation: from 1999 to April 2004, he served as Executive Vice President with responsibility for Brokerage and Wealth Management from 2000, and Regional Commercial Financial Services and Investment Management from May 2003. He first became an officer in 1993. He also serves as President, Global Corporate and Investment Banking and a director of Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A., LaSalle Bank Midwest, N.A. and United States Trust Company, N.A.

Joe L. Price, age 47, Chief Financial Officer. Mr. Price was named to his present position in January 2007. From June 2003 to December 2006, he served as GCIB Risk Management Executive; from July 2002 to May 2003 he served as Senior Vice President Corporate Strategy and President, Consumer Special Assets; from November 1999 to July 2002 he

6	Bank of America 2007

served as President, Consumer Finance; from August 1997 to October 1999 he served as Corporate Risk Evaluation Executive and General Auditor; from June 1995 to July 1997 he served as Controller; and from April 1993 to May 1995 he served as Accounting Policy and Finance Executive.

He first became an officer in 1993. He also serves as Chief Financial Officer and a director of Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A., LaSalle Bank Midwest, N.A. and United States Trust Company, N.A.

Bank of America 2007	7

Part II
Bank of America Corporation and Subsidiaries

Item 5.  Market for Registrant’s Common Equity and Related Stock Holder Matters

The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low closing sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

	Quarter	High	Low
2006	first	$47.08	43.09
	second	50.47	45.48
	third	53.57	47.98
	fourth	54.90	51.66
2007	first	54.05	49.46
	second	51.82	48.80
	third	51.87	47.00
	fourth	52.71	41.10

As of February 20, 2008, there were 263,761 registered shareholders of Common Stock. During 2006 and 2007, Bank of America paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends paid per share of Common Stock for the periods indicated:

	Quarter	Dividend
2006	first	$.50
	second	.50
	third	.56
	fourth	.56
2007	first	.56
	second	.56
	third	.64
	fourth	.64

For additional information regarding the Corporation’s ability to pay dividends, see the discussion under the heading “Government Supervision and Regulation – Distributions” in this report and Note 15 – Regulatory Requirements and Restrictions of the Notes on page 127 which is incorporated herein by reference.

For information on the Corporation’s equity compensation plans, see Item 12 on page 153 of this report and Note 17 – Stock-Based Compensation Plans of the Notes on page 133, both of which are incorporated herein by reference.

The table below presents share repurchase activity for each quarterly period in 2007, each month within the fourth quarter of 2007 and the year ended December 31, 2007, including total common shares repurchased under announced programs, weighted average per share price and the remaining buy back authority under announced programs. For additional information on shareholders’ equity and earnings per common share, see Note 14 – Shareholders’ Equity and Earnings Per Common Share of the Notes on page 125 which is incorporated herein by reference.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
Three months ended March 31, 2007	48,000	$52.23	$16,366	215,088
Three months ended June 30, 2007	13,450	50.91	15,681	201,638
Three months ended September 30, 2007	9,580	49.47	13,605	192,058
October 1-31, 2007	1,000	47.35	13,558	191,058
November 1-30, 2007	1,700	45.98	13,480	189,358
December 1-31, 2007	–	–	13,480	189,358
Three months ended December 31, 2007	2,700	46.49
Year ended December 31, 2007	73,730	51.42

(1)

Reduced shareholders’ equity by $3.8 billion and increased diluted earnings per common share by approximately $0.02 in 2007. These repurchases were partially offset by the issuance of approximately 53.5 million shares of common stock under employee plans, which increased shareholders’ equity by $2.5 billion, net of $10 million of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by approximately $0.01 in 2007.

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

The Corporation did not have any unregistered sales of its equity securities in fiscal year 2007.

Item 6.  Selected Financial Data

See Table 5 in the MD&A on page 16 and Table XII of the Statistical Tables on page 82 which are incorporated herein by reference.

8	Bank of America 2007

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 85.

Bank of America 2007	9

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank of America Corporation and Subsidiaries

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments; political conditions and related actions by the United States abroad which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Financial Services Authority; changes in accounting standards, rules and interpretations; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements, and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

The Corporation, headquartered in Charlotte, North Carolina, operates in 32 states, the District of Columbia and more than 30 foreign countries. The Corporation provides a diversified range of banking and nonbanking financial services and products domestically and internationally through three business segments: Global Consumer and Small Business Banking (GCSBB), Global Corporate and Investment Banking (GCIB), and Global Wealth and Investment Management (GWIM).

At December 31, 2007, the Corporation had $1.7 trillion in assets and approximately 210,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

2007 Market Dislocation

During the second half of 2007, extreme dislocations emerged in the financial markets, including the leveraged finance, subprime mortgage, and commercial paper markets. These dislocations were further compounded by the decoupling of typical correlations in the various markets in which we do business. Furthermore, in the fourth quarter of 2007, the credit ratings of certain structured securities (e.g., CDOs) were downgraded which among other things triggered further widening of credit spreads for these types of securities. We have been an active participant in the CDO market and maintain ongoing exposure to these securities and have incurred losses associated with these exposures. For more information regarding Capital Markets and Advisory Services (CMAS) results including CDOs, leveraged finance and related ongoing exposure, see the CMAS discussion beginning on page 27.

In addition, the market dislocation impacted the credit ratings of structured investment vehicles (SIVs) in the market place. GWIM manages certain cash funds which have invested in SIV transactions. We have entered into capital commitments to support these funds and have incurred losses associated with these commitments including losses on certain securities purchased earlier from these funds at fair value. For more information on our cash fund support, see the GWIM discussion beginning on page 31.

In 2008, we continue to have exposure to those items noted above, and depending upon market conditions, we may experience additional losses.

Current Business Environment

The financial conditions mentioned above continue to negatively affect the economy and the financial services sector in 2008. The slowdown of the economy, significant decline in consumer real estate prices, and the continued and rapid deterioration in the housing sector have affected our home equity portfolio and will, in all likelihood, impact other areas of our consumer portfolio. We expect that certain industry sectors, in particular those that are dependent on the housing sector, and certain geographic regions will experience further stress. For more information on the impact of the current business environment on credit, see the Credit Risk Management discussion beginning on page 44.

The subprime mortgage dislocation has also impacted the ratings of certain monoline insurance providers (monolines) which has affected the

10	Bank of America 2007

pricing of certain municipal securities and the liquidity of the short term public finance markets. We have direct and indirect exposure to monolines and as a result are continuing to monitor this exposure as the markets evolve. For more information related to our monoline exposure, see the Industry Concentrations discussion on page 54.

The above conditions together with uncertainty in energy costs and the overall economic slowdown, which may ultimately lead to recessionary conditions, will affect other markets in which we do business and will adversely impact our results in 2008. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions in this rapidly changing business and interest rate environment. For more information on interest rate sensitivity, see the Interest Rate Risk Management for Nontrading Activities discussion on page 65.

Other Recent Events

In January 2008, we announced changes in our CMAS business within GCIB which better align the strategy of this business with GCIB’s broader integrated platform. We will continue to provide corporate, commercial and sponsored clients with debt and equity capital raising services, strategic advice, and a full range of corporate banking capabilities. However, we will reduce activities in certain structured products (e.g., CDOs) and will resize the international platform to emphasize debt, cash management, and selected trading services, including rates and foreign exchange. This realignment will result in the reduction of 650 front office personnel with additional infrastructure headcount reduction to follow. We also plan to sell our equity prime brokerage business. This is in addition to our announcement in October 2007 to eliminate approximately 3,000 positions within various businesses, which includes reductions in GCIB as part of our GCIB business strategic review to enhance the operating platform, reductions in the wholesale mortgage-related business included in GCSBB and reductions in other related infrastructure positions.

In August of 2007, we made a $2.0 billion investment in Countrywide Financial Corporation (Countrywide), the largest mortgage lender in the U.S., in the form of Series B non-voting convertible preferred securities yielding 7.25 percent. In January 2008, we announced a definitive agreement to purchase all outstanding shares of Countrywide for approximately $4.0 billion in common stock. The acquisition would make us the nation’s leading mortgage lender and loan servicer. The closing of this transaction is subject to closing conditions and regulatory approvals and is expected to close early in the third quarter of 2008.

In January 2008, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.64 per share, payable on March 28, 2008 to common shareholders of record on March 7, 2008. In October 2007, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share which was paid on December 28, 2007 to common shareholders of record on December 7, 2007. In July 2007, the Board increased the quarterly cash dividend on common stock 14 percent from $0.56 to $0.64 per share.

In January 2008, we issued 240 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K with a par value of $0.01 per share for $6.0 billion. The fixed rate is 8.00 percent through January 29, 2018 and then adjusts to three-month LIBOR plus 363 basis points (bps) thereafter. In addition, we issued 6.9 million shares of Bank of America Corporation 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L with a par value of $0.01 per share for $6.9 billion. In November and December of 2007, we issued 41 thousand shares of Bank of America Corporation 7.25% Non-Cumulative Preferred Stock, Series J with a par value of $0.01 per share for $1.0 billion. In September 2007, we issued 22 thousand shares of Bank of America Corporation 6.625% Non-Cumulative Preferred Stock, Series I with a par value of $0.01 per share for $550 million.

In December 2007, we completed the sale of Marsico Capital Management, LLC (Marsico), a 100 percent owned investment manager, to Thomas F. Marsico, founder and chief executive officer of Marsico, and realized a pre-tax gain of approximately $1.5 billion.

Merger Overview

On October 1, 2007, we acquired all the outstanding shares of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. With this acquisition, we significantly expanded our presence in metropolitan Chicago, Illinois and Michigan, by adding LaSalle’s commercial banking clients, retail customers and banking centers.

On July 1, 2007, we acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. U.S. Trust Corporation focuses exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition significantly increases the size and capabilities of our wealth management business and positions it as one of the largest financial services companies managing private wealth in the U.S.

On January 1, 2006, we acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA) for $34.6 billion. The acquisition expanded our customer base and opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allowed us to significantly increase our affinity relationships through MBNA’s credit card operations and sell these credit cards through our delivery channels including the retail branch network.

For more information related to these mergers, see Note 2 – Merger and Restructuring Activity to the Corporation’s Consolidated Financial Statements.

2007 Economic Overview

In 2007, notwithstanding significant declines in housing, soaring oil prices and tremendous turmoil in financial markets, real Gross Domestic Product (GDP) grew 2.2 percent. Growth softened significantly in the fourth quarter. Consumer spending remained resilient, as increases in employment and wages offset the negative influences of declining home prices. Fueled by another year of strong exports and a slowdown in imports, the U.S. trade deficit fell sharply, lifting U.S. domestic production. However, declines in residential construction subtracted nearly a full percentage point from GDP growth, more than offsetting the boost provided by international trade. Corporate profits declined modestly in the second half of the year from all-time record highs. Global economies recorded their fourth consecutive year of rapid expansion, driven by sustained robust growth in China, India and other emerging market economies. Growth in Europe and Japan moderated in the second half of the year. Higher energy prices pushed up inflation throughout the year. However, excluding food and energy, core inflation receded in the second half of the year, in lagged response to the deceleration of nominal spending growth. A sharp rise in defaults on subprime mortgages and worries about the potential fallout from the faltering housing and subprime mortgage markets triggered financial market turbulence beginning in the summer. A dramatic repricing of credit risk and unprecedented capital losses stemming from sharp declines in the value of structured credit products based on subprime debt deepened the financial crisis. In response, the FRB eased short-term interest rates, reduced the discount rate relative to its federal funds rate target and in December created a new facility for auctioning short-term funds through the discount window of the Federal Reserve Banks. The fourth quarter ended on a weak note, as consumer spending moderated, businesses reduced production, employment slowed and the unemployment rate rose.

Bank of America 2007	11

Performance Overview

Net income was $15.0 billion, or $3.30 per diluted common share in 2007, decreases of 29 percent and 28 percent from $21.1 billion, or $4.59 per diluted common share in 2006.

Table 1  Business Segment Total Revenue and Net Income

	Total Revenue (1)		Net Income
(Dollars in millions)	2007	2006	2007	2006
Global Consumer and Small Business Banking (2)	$47,682	$44,926	$9,430	$11,378
Global Corporate and Investment Banking	13,417	21,161	538	6,032
Global Wealth and Investment Management	7,923	7,357	2,095	2,223
All Other (2)	(954)	360	2,919	1,500
Total FTE basis	68,068	73,804	14,982	21,133
FTE adjustment	(1,749)	(1,224)	–	–
Total Consolidated	$66,319	$72,580	$14,982	$21,133
(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 17.
(2)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

Global Consumer and Small Business Banking

Net income decreased $1.9 billion, or 17 percent, to $9.4 billion in 2007 compared to 2006. Managed net revenue rose $2.8 billion, or six percent, to $47.7 billion driven by increases in both noninterest and net interest income. Noninterest income increased $2.1 billion, or 13 percent, to $18.9 billion driven by higher card, service charge and mortgage banking income. Net interest income increased $612 million, or two percent, to $28.8 billion due to the impacts of organic growth and the LaSalle acquisition on average loans and leases, and deposits. These increases in revenues were more than offset by the increase in provision for credit losses of $4.4 billion, or 51 percent, to $12.9 billion. This increase reflects portfolio growth and seasoning, increases from the unusually low loss levels experienced in 2006 post bankruptcy reform, the impact of housing market weakness on the home equity portfolio, and growth and deterioration in the small business portfolio. Noninterest expense increased $1.7 billion, or nine percent, mainly due to increases in personnel and technology-related costs. For more information on GCSBB, see page 21.

Global Corporate and Investment Banking

Net income decreased $5.5 billion, or 91 percent, to $538 million, and total revenue decreased $7.7 billion, or 37 percent, to $13.4 billion in 2007 compared to 2006. These decreases were driven by $5.6 billion in losses resulting from our CDO exposure and other trading losses. These decreases were partially offset by an increase in net interest income, primarily market-based, of $1.3 billion, or 14 percent. The provision for credit losses increased $643 million driven by the absence of 2006 releases of reserves, higher net charge-offs and an increase in reserves during 2007 reflecting the impact of the weak housing market particularly on the homebuilder loan portfolio. Noninterest expense increased $347 million, or three percent, mainly due to an increase in expenses related to the addition of LaSalle partially offset by a reduction in CMAS performance-based incentive compensation. For more information on GCIB, see page 25.

Global Wealth and Investment Management

Net income decreased $128 million, or six percent, to $2.1 billion in 2007 compared to 2006 as an increase in noninterest expense was partially offset by an increase in total revenue. Total revenue grew $566 million, or eight percent, to $7.9 billion driven by higher noninterest income of $380 million. Noninterest income increased due to growth in investment and brokerage services income of $827 million. The increase was due to higher AUM primarily attributable to the impact of the U.S. Trust Corpo-

ration acquisition, net client inflows and favorable market conditions combined with an increase in brokerage activity. This increase was partially offset by a decrease in all other income of $447 million due to losses of $382 million associated with the support provided to certain cash funds. Noninterest expense increased $768 million driven by the addition of U.S. Trust Corporation, higher revenue-related expenses and marketing costs.

AUM increased $100.6 billion to $643.5 billion at December 31, 2007 compared to December 31, 2006 reflecting the acquisition of U.S. Trust Corporation, net inflows and market appreciation which was partially offset by the sale of Marsico. For more information on GWIM, see page 31.

All Other

Net income increased $1.4 billion to $2.9 billion in 2007 compared to 2006. Excluding the securitization offset, total revenue increased $283 million resulting from an increase in noninterest income of $1.6 billion partially offset by a decrease in net interest income of $1.3 billion. The increase in noninterest income was driven by the $1.5 billion gain from the sale of Marsico and an increase of $873 million in equity investment income, partially offset by losses of $394 million on securities after they were purchased from certain cash funds managed within GWIM at fair value. In addition, net interest income, noninterest income and noninterest expense decreased due to certain international operations that were sold in late 2006 and the beginning of 2007. Merger and restructuring charges decreased $395 million. For more information on All Other, see page 34.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $367 million to $36.2 billion for 2007 compared to 2006. The increase was driven by the contribution from market-based net interest income related to our CMAS business, higher levels of consumer and commercial loans, the impact of the LaSalle acquisition, and a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business. These increases were partially offset by spread compression, increased hedge costs and the impact of divestitures of certain foreign operations in late 2006 and the beginning of 2007. The net interest yield on a FTE basis decreased 22 bps to 2.60 percent for 2007 compared to 2006, and was driven by spread compression, and the impact of the funding of the LaSalle merger, partially offset by an improvement in market-based yield

12	Bank of America 2007

related to our CMAS business. For more information on net interest income on a FTE basis, see Tables I and II beginning on page 73.

Noninterest Income

Table 2  Noninterest Income

(Dollars in millions)	2007	2006
Card income	$14,077	$14,290
Service charges	8,908	8,224
Investment and brokerage services	5,147	4,456
Investment banking income	2,345	2,317
Equity investment income	4,064	3,189
Trading account profits (losses)	(5,131)	3,166
Mortgage banking income	902	541
Gains (losses) on sales of debt securities	180	(443)
Other income	1,394	2,249
Total noninterest income	$31,886	$37,989

Noninterest income decreased $6.1 billion to $31.9 billion in 2007 compared to 2006.

•

Card income on a held basis decreased $213 million primarily due to the impact of higher credit losses on excess servicing income resulting from seasoning in the securitized portfolio and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform. This decrease was partially offset by increases in cash advance fees and debit card interchange income.

•	Service charges grew $684 million resulting from new account growth in deposit accounts and the beneficial impact of the LaSalle merger.
•	Investment and brokerage services increased $691 million due primarily to organic growth in AUM, brokerage activity and the U.S. Trust Corporation acquisition.
•	Equity investment income increased $875 million driven by the $600 million gain on the sale of private equity funds to Conversus Capital and the increase in income received on strategic investments.
•

Trading account profits (losses) were $(5.1) billion in 2007 compared to $3.2 billion in 2006. The decrease in trading account profits (losses) was driven by losses of $4.9 billion, out of a total of $5.6 billion in losses, associated with CDO exposure and the impact of the market disruptions on various parts of our CMAS businesses in the second half of the year. For more information on the impact of these events refer to the GCIB discussion beginning on page 25.

•

Mortgage banking income increased $361 million due to the favorable performance of the MSRs partially offset by the impact of widening credit spreads on income from mortgage production. Mortgage banking also benefited from the adoption of the fair value option.

•

Gains (losses) on sales of debt securities were $180 million for 2007 compared to $(443) million for 2006. The losses in the prior year were largely a result of the sale of $43.7 billion of mortgage-backed debt securities in the third quarter of 2006.

•

Other income decreased $855 million as the $1.5 billion gain from the sale of Marsico was more than offset by fourth quarter losses of $752 million, out of a total of $5.6 billion in losses associated with our CDO exposure, losses of $394 million on securities after they were purchased from certain cash funds at fair value, losses of $382 million associated with the support provided to certain cash funds managed within GWIM, and the absence of a $720 million gain on the sale of our Brazilian operations recognized in 2006.

Provision for Credit Losses

The provision for credit losses increased $3.4 billion to $8.4 billion in 2007 compared to 2006 due to higher net charge-offs, reserve additions and the absence of 2006 commercial reserve releases. Higher net charge-offs of $1.9 billion were primarily driven by seasoning of the consumer portfolios, seasoning and deterioration in the small business and home equity portfolios as well as lower commercial recoveries. Reserves were increased in the home equity and homebuilder loan portfolios on continued weakness in the housing market. Reserves were also added for small business portfolio seasoning and deterioration as well as growth in the consumer portfolios. These increases were partially offset by reductions in reserves from the sale of the Argentina portfolio in the first quarter of 2007. For more information on credit quality, see Provision for Credit Losses beginning on page 58.

Noninterest Expense

Table 3  Noninterest Expense

(Dollars in millions)	2007	2006
Personnel	$18,753	$18,211
Occupancy	3,038	2,826
Equipment	1,391	1,329
Marketing	2,356	2,336
Professional fees	1,174	1,078
Amortization of intangibles	1,676	1,755
Data processing	1,962	1,732
Telecommunications	1,013	945
Other general operating	5,237	4,580
Merger and restructuring charges	410	805
Total noninterest expense	$37,010	$35,597

Noninterest expense increased $1.4 billion to $37.0 billion in 2007 compared to 2006, primarily due to increases in personnel expense and other general operating expense partially offset by a decrease in merger and restructuring charges. Personnel expense increased $542 million due to the acquisitions of LaSalle and U.S. Trust Corporation partially offset by a reduction in performance-based incentive compensation within GCIB. Other general operating expense increased by $657 million and was impacted by our acquisitions and various other items including litigation- related costs. Merger and restructuring charges decreased $395 million mainly due to the declining integration costs associated with the MBNA acquisition partially offset by costs associated with the integration of U.S. Trust Corporation and LaSalle.

Income Tax Expense

Income tax expense was $5.9 billion in 2007 compared to $10.8 billion in 2006, resulting in an effective tax rate of 28.4 percent in 2007 and 33.9 percent in 2006. The decrease in the effective tax rate was primarily due to lower pre-tax income, a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business and an increase in the relative percentage of our earnings taxed solely outside of the U.S. In addition, the 2007 effective tax rate excludes the impact of a $175 million charge in 2006 resulting from a change in tax legislation. For more information on income tax expense, see Note 18 – Income Taxes to the Consolidated Financial Statements.

Bank of America 2007	13

Balance Sheet Analysis

Table 4  Selected Balance Sheet Data

	December 31		Average Balance
(Dollars in millions)	2007	2006	2007	2006
Assets
Federal funds sold and securities purchased under agreements to resell	$129,552	$135,478	$155,828	$175,334
Trading account assets	162,064	153,052	187,287	145,321
Debt securities	214,056	192,846	186,466	225,219
Loans and leases, net of allowance for loan and lease losses	864,756	697,474	766,329	643,259
All other assets	345,318	280,887	306,163	277,548
Total assets	$1,715,746	$1,459,737	$1,602,073	$1,466,681
Liabilities
Deposits	$805,177	$693,497	$717,182	$672,995
Federal funds purchased and securities sold under agreements to repurchase	221,435	217,527	253,481	286,903
Trading account liabilities	77,342	67,670	82,721	64,689
Commercial paper and other short-term borrowings	191,089	141,300	171,333	124,229
Long-term debt	197,508	146,000	169,855	130,124
All other liabilities	76,392	58,471	70,839	57,278
Total liabilities	1,568,943	1,324,465	1,465,411	1,336,218
Shareholders’ equity	146,803	135,272	136,662	130,463
Total liabilities and shareholders’ equity	$1,715,746	$1,459,737	$1,602,073	$1,466,681

At December 31, 2007, total assets were $1.7 trillion, an increase of $256.0 billion, or 18 percent, from December 31, 2006. Growth in period end total assets was due to an increase in loans and leases, AFS debt securities and all other assets. The increase in loans and leases was attributable to organic growth and the LaSalle merger. The increases in AFS debt securities and all other assets were driven by the LaSalle merger. The fair value of the assets acquired in the LaSalle merger was approximately $120 billion. All other assets also increased due to higher loans held-for-sale and the fair market value adjustment associated with our investment in China Construction Bank (CCB).

Average total assets in 2007 increased $135.4 billion, or nine percent, from 2006 primarily due to the increase in average loans and leases driven by the same factors as described above. Average trading account assets also increased during 2007 reflective of growth in the underlying business in the first half of 2007. These increases were partially offset by a decrease in AFS debt securities. The acquisition of LaSalle occurred in the fourth quarter of 2007 minimizing its impact on the average balance sheet.

At December 31, 2007, total liabilities were $1.6 trillion, an increase of $244.5 billion, or 18 percent, from December 31, 2006. Average total liabilities in 2007 increased $129.2 billion, or 10 percent, from 2006. The increase in period end and average total liabilities was attributable to increases in deposits and long-term debt, which were utilized to support the growth in overall assets. In addition, the increase in period end and average total liabilities was due to the funding of, and the assumption of liabilities associated with, the LaSalle merger. The fair value of the liabilities assumed in the LaSalle merger was approximately $100 billion.

Trading Account Assets

Trading account assets consist primarily of fixed income securities (including government and corporate debt), equity and convertible instruments. The average balance increased $42.0 billion to $187.3 billion in 2007, due to growth in client-driven market-making activities in interest rate, credit and equity products but was negatively impacted by the market disruptions in the second half of 2007. For additional information, see Market Risk Management beginning on page 61.

Debt Securities

AFS debt securities include fixed income securities such as mortgage-backed securities, foreign debt, ABS, municipal debt, U.S. Government agencies and corporate debt. We use the AFS portfolio primarily to manage interest rate risk and liquidity risk and to take advantage of market conditions that create more economically attractive returns on these investments. The average balance in the debt securities portfolio decreased $38.8 billion from 2006 due to the third quarter 2006 sale of $43.7 billion of mortgage-backed securities as well as maturities and paydowns. The period end balances were also impacted by the addition of LaSalle. For additional information on our AFS debt securities portfolio, see Market Risk Management – Securities on page 66 and Note 5 – Securities to the Consolidated Financial Statements.

Loans and Leases, Net of Allowance for Loan and Lease Losses

Average loans and leases, net of allowance for loan and lease losses, was $766.3 billion in 2007, an increase of 19 percent from 2006. The average consumer loan and lease portfolio increased $88.3 billion primarily due to higher retained mortgage production. The average commercial loan and lease portfolio increased $35.4 billion primarily due to organic growth. The average commercial and, to a lesser extent, consumer loans and leases increased due to the addition of loans acquired as a result of the LaSalle merger. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see Credit Risk Management beginning on page 44, Note 6 – Outstanding Loans and Leases and Note 7 – Allowance for Credit Losses to the Consolidated Financial Statements.

All Other Assets

Period end all other assets increased $64.4 billion at December 31, 2007, an increase of 23 percent from December 31, 2006, driven primarily by an increase of $15.9 billion in loans held-for-sale and a pre-tax $13.4 billion fair value adjustment associated with our CCB investment. Additionally, the increase in all other assets was impacted by the LaSalle merger.

14	Bank of America 2007

Deposits

Average deposits increased $44.2 billion to $717.2 billion in 2007 compared to 2006 due to a $31.3 billion increase in average domestic interest-bearing deposits and a $16.6 billion increase in average foreign interest-bearing deposits. We categorize our deposits as core or market-based deposits. Core deposits are generally customer-based and represent a stable, low-cost funding source that usually reacts more slowly to interest rate changes than market-based deposits. Core deposits include savings, NOW and money market accounts, consumer CDs and IRAs, and noninterest-bearing deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $19.3 billion to $593.9 billion in 2007, a three percent increase from the prior year. The increase was attributable to growth in our average consumer CDs and IRAs due to a shift from noninterest-bearing and lower yielding deposits to our higher yielding CDs. Average market-based deposit funding increased $24.9 billion to $123.3 billion in 2007 compared to 2006 due to increases of $16.6 billion in foreign interest-bearing deposits and $8.4 billion in negotiable CDs, public funds and other time deposits related to funding of growth in core and market-based assets. The increase in deposits was also impacted by the assumption of deposits, primarily money market, consumer CDs, and other domestic time deposits associated with the LaSalle merger.

Trading Account Liabilities

Trading account liabilities consist primarily of short positions in fixed income securities (including government and corporate debt), equity and convertible instruments. The average balance increased $18.0 billion to

$82.7 billion in 2007, which was due to growth in client-driven market- making activities in equity products, partially offset by a reduction in usage targets for a variety of client activities.

Commercial Paper and Other Short-term Borrowings

Commercial paper and other short-term borrowings provide a funding source to supplement deposits in our ALM strategy. The average balance increased $47.1 billion to $171.3 billion in 2007, mainly due to increased commercial paper and Federal Home Loan Bank advances to fund core asset growth, primarily in the ALM portfolio and the funding of the LaSalle acquisition.

Long-term Debt

Average long-term debt increased $39.7 billion to $169.9 billion. The increase resulted from the funding of core asset growth, and the funding of, and assumption of liabilities associated with, the LaSalle merger. For additional information, see Note 12 – Short-term Borrowings and Long-term Debt to the Consolidated Financial Statements.

Shareholders’ Equity

Period end and average shareholders’ equity increased $11.5 billion and $6.2 billion due to net income, increased net gains in accumulated OCI, including an $8.4 billion, net-of-tax, fair value adjustment relating to our investment in CCB, common stock issued in connection with employee benefit plans, and preferred stock issued. These increases were partially offset by dividend payments, share repurchases and the adoption of certain new accounting standards.

Bank of America 2007	15

Table 5  Five Year Summary of Selected Financial Data

(Dollars in millions, except per share information)	2007	2006	2005	2004	2003
Income statement
Net interest income	$34,433	$34,591	$30,737	$27,960	$20,505
Noninterest income	31,886	37,989	26,438	22,729	18,270
Total revenue, net of interest expense	66,319	72,580	57,175	50,689	38,775
Provision for credit losses	8,385	5,010	4,014	2,769	2,839
Noninterest expense, before merger and restructuring charges	36,600	34,792	28,269	26,394	20,155
Merger and restructuring charges	410	805	412	618	–
Income before income taxes	20,924	31,973	24,480	20,908	15,781
Income tax expense	5,942	10,840	8,015	6,961	5,019
Net income	14,982	21,133	16,465	13,947	10,762
Average common shares issued and outstanding (in thousands)	4,423,579	4,526,637	4,008,688	3,758,507	2,973,407
Average diluted common shares issued and outstanding (in thousands)	4,480,254	4,595,896	4,068,140	3,823,943	3,030,356
Performance ratios
Return on average assets	0.94%	1.44%	1.30%	1.34%	1.44%
Return on average common shareholders’ equity	11.08	16.27	16.51	16.47	21.50
Return on average tangible shareholders’ equity (1)	22.25	32.80	30.19	28.93	27.84
Total ending equity to total ending assets	8.56	9.27	7.86	9.03	6.76
Total average equity to total average assets	8.53	8.90	7.86	8.12	6.69
Dividend payout	72.26	45.66	46.61	46.31	39.76
Per common share data
Earnings	$3.35	$4.66	$4.10	$3.71	$3.62
Diluted earnings	3.30	4.59	4.04	3.64	3.55
Dividends paid	2.40	2.12	1.90	1.70	1.44
Book value	32.09	29.70	25.32	24.70	16.86
Market price per share of common stock
Closing	$41.26	$53.39	$46.15	$46.99	$40.22
High closing	54.05	54.90	47.08	47.44	41.77
Low closing	41.10	43.09	41.57	38.96	32.82
Market capitalization	$183,107	$238,021	$184,586	$190,147	$115,926
Average balance sheet
Total loans and leases	$776,154	$652,417	$537,218	$472,617	$356,220
Total assets	1,602,073	1,466,681	1,269,892	1,044,631	749,104
Total deposits	717,182	672,995	632,432	551,559	406,233
Long-term debt	169,855	130,124	97,709	92,303	67,077
Common shareholders’ equity	133,555	129,773	99,590	84,584	50,035
Total shareholders’ equity	136,662	130,463	99,861	84,815	50,091
Asset Quality
Allowance for credit losses (2)	$12,106	$9,413	$8,440	$9,028	$6,579
Nonperforming assets measured at historical cost	5,948	1,856	1,603	2,455	3,021
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (3)	1.33%	1.28%	1.40%	1.65%	1.66%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	207	505	532	390	215
Net charge-offs	$6,480	$4,539	$4,562	$3,113	$3,106
Net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (3)	0.84%	0.70%	0.85%	0.66%	0.87%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (3)	0.64	0.25	0.26	0.42	0.77
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (3)	0.68	0.26	0.28	0.47	0.81
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.79	1.99	1.76	2.77	1.98
Capital ratios (period end)
Risk-based capital:
Tier 1	6.87%	8.64%	8.25%	8.20%	8.02%
Total	11.02	11.88	11.08	11.73	12.05
Tier 1 Leverage	5.04	6.36	5.91	5.89	5.86
(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 17.

(2)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(3)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the year ended December 31, 2007. Loans measured at fair value were $4.59 billion at December 31, 2007.

16	Bank of America 2007

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio, net interest yield and operating leverage utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual integrated planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing our results. Targets vary by year and by business, and are based on a variety of factors including maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios, return on average assets and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 6.

Return on Average Common Shareholders’ Equity and Return on Average Tangible Shareholders’ Equity

We also evaluate our business based upon ROE and ROTE measures. ROE and ROTE utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit. ROTE measures our earnings contribution as a percentage of shareholders’ equity reduced by goodwill. These measures are used to evaluate our use of equity (i.e., capital) at the individual unit level and are integral components in the analytics for resource allocation. In addition, profitability, relationship, and investment models all use ROE as key measures to support our overall growth goal.

Bank of America 2007	17

Table 6   Supplemental Financial Data and Reconciliations to GAAP Financial Measures

(Dollars in millions)	2007	2006	2005	2004	2003
Operating basis
Operating earnings	$15,240	$21,640	$16,740	$14,358	$10,762
Return on average assets	0.95%	1.48%	1.32%	1.37%	1.44%
Return on average common shareholders’ equity	11.27	16.66	16.79	16.96	21.50
Return on average tangible shareholders’ equity	22.64	33.59	30.70	29.79	27.84
Operating efficiency ratio (FTE basis)	53.77	47.14	48.73	51.35	51.13
Dividend payout ratio	71.02	44.59	45.84	44.98	39.76
Operating leverage (FTE basis)	(12.97)	4.15	5.74	(0.55)	(0.41)
FTE basis data
Net interest income	$36,182	$35,815	$31,569	$28,677	$21,149
Total revenue, net of interest expense	68,068	73,804	58,007	51,406	39,419
Net interest yield	2.60%	2.82%	2.84%	3.17%	3.26%
Efficiency ratio	54.37	48.23	49.44	52.55	51.13
Reconciliation of net income to operating earnings
Net income	$14,982	$21,133	$16,465	$13,947	$10,762
Merger and restructuring charges	410	805	412	618	–
Related income tax benefit	(152)	(298)	(137)	(207)	–
Operating earnings	$15,240	$21,640	$16,740	$14,358	$10,762
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$136,662	$130,463	$99,861	$84,815	$50,091
Average goodwill	(69,333)	(66,040)	(45,331)	(36,612)	(11,440)
Average tangible shareholders’ equity	$67,329	$64,423	$54,530	$48,203	$38,651
Reconciliation of return on average assets to operating return on average assets
Return on average assets	0.94%	1.44%	1.30%	1.34%	1.44%
Effect of merger and restructuring charges, net-of-tax	0.01	0.04	0.02	0.03	–
Operating return on average assets	0.95%	1.48%	1.32%	1.37%	1.44%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	11.08%	16.27%	16.51%	16.47%	21.50%
Effect of merger and restructuring charges, net-of-tax	0.19	0.39	0.28	0.49	–
Operating return on average common shareholders’ equity	11.27%	16.66%	16.79%	16.96%	21.50%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	22.25%	32.80%	30.19%	28.93%	27.84%
Effect of merger and restructuring charges, net-of-tax	0.39	0.79	0.51	0.86	–
Operating return on average tangible shareholders’ equity	22.64%	33.59%	30.70%	29.79%	27.84%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	54.37%	48.23%	49.44%	52.55%	51.13%
Effect of merger and restructuring charges	(0.60)	(1.09)	(0.71)	(1.20)	–
Operating efficiency ratio	53.77%	47.14%	48.73%	51.35%	51.13%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	72.26%	45.66%	46.61%	46.31%	39.76%
Effect of merger and restructuring charges, net-of-tax	(1.24)	(1.07)	(0.77)	(1.33)	–
Operating dividend payout ratio	71.02%	44.59%	45.84%	44.98%	39.76%
Reconciliation of operating leverage to operating basis operating leverage (FTE basis)
Operating leverage	(11.74)%	3.12%	6.67%	(3.62)%	(0.41)%
Effect of merger and restructuring charges	(1.23)	1.03	(0.93)	3.07	–
Operating leverage	(12.97)%	4.15%	5.74%	(0.55)%	(0.41)%

18	Bank of America 2007

Table 7   Core Net Interest Income – Managed Basis

(Dollars in millions)	2007	2006	2005
Net interest income (1)
As reported	$36,182	$35,815	$31,569
Impact of market-based net interest income (2)	(2,716)	(1,660)	(1,975)
Core net interest income	33,466	34,155	29,594
Impact of securitizations (3)	7,841	7,045	323
Core net interest income – managed basis	$41,307	$41,200	$29,917
Average earning assets
As reported	$1,390,192	$1,269,144	$1,111,994
Impact of market-based earning assets (2)	(412,326)	(370,187)	(323,361)
Core average earning assets	977,866	898,957	788,633
Impact of securitizations	103,371	98,152	9,033
Core average earning assets – managed basis	$1,081,237	$997,109	$797,666
Net interest yield contribution (1)
As reported	2.60%	2.82%	2.84%
Impact of market-based activities (2)	0.82	0.98	0.91
Core net interest yield on earning assets	3.42	3.80	3.75
Impact of securitizations	0.40	0.33	–
Core net interest yield on earning assets – managed basis	3.82%	4.13%	3.75%
(1)	FTE basis
(2)	Represents the impact of market-based amounts included in the CMAS business within GCIB and excludes $70 million of net interest income on loans for which the fair value option has been elected.
(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the business segment view which utilizes funds transfer pricing methodologies.

Core Net Interest Income – Managed Basis

We manage core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 25, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for CMAS. We also adjust for loans that we originated and subsequently sold into certain securitizations. These securitizations include off-balance sheet loans and leases, primarily credit card securitizations where servicing is retained by the Corporation, but excludes first mortgage securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown in the table above.

Core net interest income on a managed basis increased $107 million in 2007 compared to 2006. The increase was driven by higher levels of consumer and commercial loans, the impact of the LaSalle acquisition, and a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business. These increases were partially offset by spread compression, increased hedge costs and the impact of divestitures of certain foreign operations in late 2006 and the beginning of 2007.

On a managed basis, core average earning assets increased $84.1 billion in 2007 compared to 2006 due to higher levels of consumer and commercial managed loans and increased levels from ALM activities partially offset by a decrease in average balances from the divestitures mentioned above.

Core net interest yield on a managed basis decreased 31 bps to 3.82 percent compared to 2006 and was driven by spread compression, higher costs of deposits, the impact of the funding of the LaSalle merger and the sale of certain foreign operations.

Business Segment Operations

Segment Description

We report the results of our operations through three business segments: GCSBB, GCIB and GWIM, with the remaining operations recorded in All Other. Certain prior period amounts have been reclassified to conform to current period presentation. For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue, net income and period end total asset amounts, see Note 22 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 17. We begin by evaluating the operating results of the businesses which by definition excludes merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

The management accounting reporting process derives segment and business results by utilizing allocation methodologies for revenue, expense and capital. The net income derived for the businesses is dependent upon revenue and cost allocations using an activity-based costing model, funds transfer pricing, and other methodologies and assumptions management believes are appropriate to reflect the results of the business.

Bank of America 2007	19

Our ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses (e.g., Deposits) such as external product pricing decisions, including deposit pricing strategies, as well as the effects of our internal funds transfer pricing process. The net effects of other ALM activities are reported in each of our segments under ALM/Other. In addition, certain residual impacts of the funds transfer pricing process are retained in All Other.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate and operational risk components. The Corporation as a whole benefits from risk diversification across the different businesses. This benefit is reflected as a reduction to allocated equity for each segment and is recorded in ALM/Other. The nature of these risks is discussed further beginning on page 40. Average equity is allocated to the business segments and related businesses, and is impacted by the portion of goodwill that is specifically assigned to the businesses and the unallocated portion of goodwill that resides in ALM/Other.

20	Bank of America 2007

Global Consumer and Small Business Banking

	2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/ Other
Net interest income (3)	$28,809	$9,423	$16,562	$2,281	$543
Noninterest income:
Card income	10,189	2,155	8,028	6	–
Service charges	6,008	6,003	–	5	–
Mortgage banking income	1,333	–	–	1,333	–
All other income	1,343	(4)	943	54	350
Total noninterest income	18,873	8,154	8,971	1,398	350
Total revenue, net of interest expense	47,682	17,577	25,533	3,679	893

Provision for credit losses (4)	12,929	256	11,317	1,041	315
Noninterest expense	20,060	9,106	8,294	2,033	627
Income (loss) before income taxes	14,693	8,215	5,922	605	(49)
Income tax expense (benefit) (3)	5,263	2,988	2,210	234	(169)
Net income	$9,430	$5,227	$3,712	$371	$120
Net interest yield (3)	8.15%	2.97%	7.87%	2.04%	n/m
Return on average equity (5)	14.94	33.61	8.43	9.00	n/m
Efficiency ratio (3)	42.07	51.81	32.49	55.24	n/m
Period end – total assets (6)	$442,987	$358,626	$257,000	$133,324	n/m

	2006
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate (2)	ALM/ Other
Net interest income (3)	$28,197	$9,405	$16,357	$1,994	$441
Noninterest income:
Card income	9,374	1,907	7,460	7	–
Service charges	5,342	5,338	–	4	–
Mortgage banking income	877	–	–	877	–
All other income	1,136	1	819	27	289
Total noninterest income	16,729	7,246	8,279	915	289
Total revenue, net of interest expense	44,926	16,651	24,636	2,909	730

Provision for credit losses (4)	8,534	165	8,089	63	217
Noninterest expense	18,375	8,783	7,519	1,718	355
Income before income taxes	18,017	7,703	9,028	1,128	158
Income tax expense (3)	6,639	2,840	3,328	416	55
Net income	$11,378	$4,863	$5,700	$712	$103
Net interest yield (3)	8.20%	2.93%	8.52%	2.19%	n/m
Return on average equity (5)	18.11	33.42	12.90	22.18	n/m
Efficiency ratio (3)	40.90	52.75	30.52	59.06	n/m
Period end – total assets (6)	$399,373	$339,717	$235,106	$101,175	n/m
(1)	Presented on a managed basis, specifically Card Services.
(2)	Effective January 1, 2007, GCSBB combined the former Mortgage and Home Equity businesses into Consumer Real Estate.
(3)	FTE basis
(4)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.
(5)	Average allocated equity for GCSBB was $63.1 billion and $62.8 billion in 2007 and 2006.
(6)	Total assets include asset allocations to match liabilities (i.e., deposits).
n/m	= not meaningful

Bank of America 2007	21

	December 31		Average Balance
(Dollars in millions)	2007	2006	2007	2006
Total loans and leases	$359,946	$307,661	$327,810	$288,131
Total earning assets (1)	383,384	343,338	353,591	344,013
Total assets (1)	442,987	399,373	408,034	396,559
Total deposits	344,850	329,195	328,918	332,242
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 32 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve approximately 59 million consumer and small business relationships utilizing our network of 6,149 banking centers, 18,753 domestic branded ATMs, and telephone and Internet channels. Within GCSBB, there are three primary businesses: Deposits, Card Services, and Consumer Real Estate. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance). GCSBB, specifically Card Services, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 22 – Business Segment Information to the Consolidated Financial Statements.

During 2007, Visa Inc. filed a registration statement with the SEC with respect to a proposed IPO. Subject to market conditions and other factors, Visa Inc. expects the IPO to occur in the first half of 2008. We expect to record a gain associated with the IPO. In addition, we expect that a portion of the proceeds from the IPO will be used by Visa Inc. to fund liabilities arising from litigation which would allow us to record an offset to the litigation liabilities that we recorded in the fourth quarter of 2007 as discussed below.

Net income decreased $1.9 billion, or 17 percent, to $9.4 billion compared to 2006 as increases in noninterest income and net interest income were more than offset by increases in provision for credit losses and noninterest expense.

Net interest income increased $612 million, or two percent, to $28.8 billion due to the impacts of organic growth and the LaSalle acquisition on average loans and leases, and deposits compared to 2006. Noninterest income increased $2.1 billion, or 13 percent, to $18.9 billion compared to the same period in 2006, mainly due to increases in card income, service charges and mortgage banking income.

Provision for credit losses increased $4.4 billion, or 51 percent, to $12.9 billion compared to 2006. This increase primarily resulted from a $3.2 billion increase in Card Services and a $978 million increase in Consumer Real Estate. For further discussion of the increase in provision for credit losses related to Card Services and Consumer Real Estate, see their respective discussions.

Noninterest expense increased $1.7 billion, or nine percent, to $20.1 billion largely due to increases in personnel-related expenses, Visa-related litigation costs, equally allocated to Card Services and Treasury Services on a management accounting basis, and technology related costs. For additional information on Visa-related litigation, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Deposits

Deposits provides a comprehensive range of products to consumers and small businesses. Our products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest and interest-bearing checking accounts. Debit card results are also included in Deposits.

Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client-facing lending activity and our ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient fund fees, overdraft charges and ATM fees, while debit cards generate merchant interchange fees based on purchase volume.

Excluding accounts obtained through acquisitions, we added approximately 2.3 million net new retail checking accounts in 2007. These additions resulted from continued improvement in sales and service results in the Banking Center Channel and Online, and the success of such products as Keep the ChangeTM, Risk Free CDs, Balance Rewards and Affinity.

We continue to migrate qualifying affluent customers and their related deposit balances from GCSBB to GWIM. In 2007, a total of $11.4 billion of deposits were migrated from GCSBB to GWIM compared to $10.7 billion in 2006. After migration, the associated net interest income, service charges and noninterest expense are recorded in GWIM.

Net income increased $364 million, or seven percent, to $5.2 billion compared to 2006 as an increase in noninterest income was partially offset by an increase in noninterest expense. Net interest income remained relatively flat at $9.4 billion compared to 2006 as the addition of LaSalle and higher deposit spreads resulting from disciplined pricing were offset by the impact of lower balances. Average deposits decreased $3.2 billion, or one percent, largely due to the migration of customer relationships and related balances to GWIM, partially offset by the acquisition of LaSalle. The increase in noninterest income was driven by higher service charges of $665 million, or 12 percent, primarily as a result of new demand deposit account growth and the addition of LaSalle. Additionally, debit card revenue growth of $248 million, or 13 percent, was due to a higher number of checking accounts, increased usage, the addition of LaSalle and market penetration (i.e., increase in the number of existing account holders with debit cards).

Noninterest expense increased $323 million, or four percent, to $9.1 billion compared to 2006, primarily due to the addition of LaSalle, and to higher account and transaction volumes.

Card Services

Card Services, which excludes the results of debit cards (included in Deposits), provides a broad offering of products, including U.S. Consumer and Business Card, Unsecured Lending, and International Card. We offer a variety of co-branded and affinity credit card products and have become the leading issuer of credit cards through endorsed marketing in the U.S. and Europe. During 2007, Merchant Services was transferred to Treasury Services within GCIB. Previously their results were reported in Card Services. Prior period amounts have been reclassified.

22	Bank of America 2007

The Corporation reports its GCSBB results, specifically Card Services, on a managed basis, which is consistent with the way that management evaluates the results of GCSBB. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans.

Net income decreased $2.0 billion, or 35 percent, to $3.7 billion compared to 2006 as growth in noninterest income and net interest income was more than offset by higher provision for credit losses and noninterest expense. Net interest income increased $205 million, or one percent, to $16.6 billion as an increase in managed average loans and leases of $18.5 billion was partially offset by spread compression.

Noninterest income increased $692 million, or eight percent, to $9.0 billion mainly due to higher cash advance fees related to organic loan growth in domestic credit card and unsecured lending. All other income increased $124 million primarily due to higher foreign revenues.

Provision for credit losses increased $3.2 billion, or 40 percent, to $11.3 billion compared to 2006. The increase was primarily driven by higher managed net losses from portfolio seasoning and increases from unusually low loss levels experienced in 2006 post bankruptcy reform. The higher provision was also driven by reserve increases in our small business portfolio reflective of growth in the business and portfolio deterioration. In addition, higher provision was due to seasoning of the unsecured lending portfolio. These increases in provision were partially offset by a higher level of reserve reduction from the addition of higher loss profile accounts to the domestic credit card securitization trust.

Noninterest expense increased $775 million, or 10 percent, to $8.3 billion compared to 2006, largely due to increases in personnel-related expenses, Card Services’ allocation of the Visa-related litigation costs and technology related costs. For additional information on Visa-related litigation, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Key Statistics (Dollars in millions)	2007	2006
Card Services
Average – total loans and leases:
Managed	$209,774	$191,314
Held	106,490	95,076
Period end – total loans and leases:
Managed	227,822	203,151
Held	124,855	101,286
Managed net losses (1):
Amount	10,099	7,236
Percent	4.81%	3.78%
Credit Card (2)
Average – total loans and leases:
Managed	$171,376	$163,409
Held	70,242	72,979
Period end – total loans and leases:
Managed	183,691	170,489
Held	80,724	72,194
Managed net losses (1):
Amount	8,214	6,375
Percent	4.79%	3.90%
(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.
(2)	Includes U.S. consumer card and foreign credit card. Does not include business card and unsecured lending.

The table above and the discussion below presents select key indicators for the Card Services and credit card portfolios.

Managed Card Services net losses increased $2.9 billion to $10.1 billion, or 4.81 percent of average outstandings, compared to $7.2 billion, or 3.78 percent (3.93 percent excluding the impact of SOP 03-3) in 2006. This increase was primarily driven by portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Managed Card Services total average loans and leases increased $18.5 billion to $209.8 billion compared to the same period in 2006, driven by growth in the unsecured lending, foreign and domestic card portfolios.

Managed credit card net losses increased $1.8 billion to $8.2 billion, or 4.79 percent of average credit card outstandings, compared to $6.4 billion, or 3.90 percent (3.99 percent excluding the impact of SOP 03-3) in 2006. The increase was driven by portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

Managed credit card total average loans and leases increased $8.0 billion to $171.4 billion compared to the same period in 2006. The increase was driven by growth in the foreign and domestic portfolios.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 45.

Bank of America 2007	23

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 6,149 banking centers, mortgage loan officers in nearly 200 locations and through a sales force offering our customers direct telephone and online access to our products. Consumer Real Estate products include fixed and adjustable rate loans for home purchase and refinancing needs, reverse mortgages, lines of credit and home equity loans. Mortgage products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. Consumer Real Estate is not impacted by the Corporation’s mortgage production retention decisions as Consumer Real Estate is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other.

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

Within GCSBB, the Consumer Real Estate first mortgage and home equity production were $93.3 billion and $69.2 billion for 2007 compared to $76.9 billion and $67.9 billion in 2006. During the second quarter of 2007, the Corporation completed the purchase of a reverse mortgage business which increased the Corporation’s offerings of reverse mortgages.

Net income for Consumer Real Estate decreased $341 million to $371 million compared to 2006 as increases in mortgage banking income and net interest income were more than offset by higher provision for credit losses and an increase in noninterest expense. Net interest income grew $287 million, or 14 percent, to $2.3 billion and was driven by loan balances in our home equity business partially offset by spread compression. Average loans and leases increased $20.7 billion, or 24 percent. The increase in mortgage banking income of $456 million, or 52 percent, to $1.3 billion was primarily due to the election under SFAS 159 to account for certain mortgage loans held-for-sale at fair value, favorable performance of the MSRs and increased production income partially offset by widening of credit spreads during the year.

Subsequent to the adoption of SFAS 159 on January 1, 2007, mortgage loan origination fees and costs are recognized in earnings when incurred. Previously, mortgage loan origination fees and costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans. For more information on the adoption of SFAS 159 on mortgage banking income, see Mortgage Banking Risk Management on page 68.

Noninterest expense increased $315 million, or 18 percent, to $2.0 billion compared to 2006, driven by costs associated with increased volume and the increase in cost related to the adoption of SFAS 159 as discussed above.

Provision for credit losses increased $978 million to $1.0 billion compared to 2006. This increase was driven by higher losses inherent in the home equity portfolio reflective of portfolio seasoning and the impacts of the weak housing market, particularly in geographic areas which have experienced the most significant home price declines driving a reduction in collateral value.

The Consumer Real Estate servicing portfolio includes loans serviced for others, and originated and retained residential mortgages. The servicing portfolio at December 31, 2007 was $516.9 billion, $97.4 billion higher than at December 31, 2006, driven by production. Included in this amount was $259.5 billion of residential first mortgage loans serviced for others.

At December 31, 2007, the residential first mortgage MSR balance was $3.1 billion, an increase of $184 million, or six percent, from December 31, 2006. This value represented 118 bps of the related unpaid principal balance, a seven bps decrease from December 31, 2006.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s net interest income from ALM activities and the results of other consumer-related businesses (e.g., insurance).

Net income increased $17 million compared to 2006 as higher contributions from ALM activities were offset by increases in provision for credit losses and noninterest expense. Provision for credit losses increased $98 million to $315 million compared to 2006. This increase was driven by higher losses inherent in the small business lending portfolio managed outside of Card Services. For more information on the Corporation’s entire small business commercial – domestic portfolio, see Commercial Portfolio Credit Risk Management beginning on page 49.

24	Bank of America 2007

Global Corporate and Investment Banking

	2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$11,217	$5,020	$2,786	$3,814	$(403)
Noninterest income:
Service charges	2,769	507	134	2,128	–
Investment and brokerage services	910	1	867	42	–
Investment banking income	2,537	–	2,537	–	–
Trading account profits (losses)	(5,164)	(180)	(5,050)	63	3
All other income	1,148	824	(971)	1,092	203
Total noninterest income	2,200	1,152	(2,483)	3,325	206
Total revenue, net of interest expense	13,417	6,172	303	7,139	(197)

Provision for credit losses	652	647	–	5	–
Noninterest expense	11,925	2,158	5,642	3,856	269
Income (loss) before income taxes	840	3,367	(5,339)	3,278	(466)
Income tax expense (benefit) (2)	302	1,246	(1,977)	1,213	(180)
Net income (loss)	$538	$2,121	$(3,362)	$2,065	$(286)
Net interest yield (2)	1.66%	2.00%	n/m	2.79%	n/m
Return on average equity (3)	1.19	13.12	(25.41)%	26.31	n/m
Efficiency ratio (2)	88.88	34.98	n/m	54.02	n/m
Period end – total assets (4)	$776,107	$305,548	$413,115	$180,369	n/m

	2006
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (2)	$9,877	$4,575	$1,660	$3,878	$(236)
Noninterest income:
Service charges	2,648	501	121	2,026	–
Investment and brokerage services	942	15	893	33	1
Investment banking income	2,476	–	2,476	–	–
Trading account profits	2,967	55	2,847	52	13
All other income	2,251	469	478	1,223	81
Total noninterest income	11,284	1,040	6,815	3,334	95
Total revenue, net of interest expense	21,161	5,615	8,475	7,212	(141)

Provision for credit losses	9	(2)	14	(3)	–
Noninterest expense	11,578	2,047	5,799	3,561	171
Income (loss) before income taxes	9,574	3,570	2,662	3,654	(312)
Income tax expense (benefit) (2)	3,542	1,321	985	1,352	(116)
Net income (loss)	$6,032	$2,249	$1,677	$2,302	$(196)
Net interest yield (2)	1.62%	1.98%	n/m	2.86%	n/m
Return on average equity (3)	14.33	14.36	15.17%	28.71	n/m
Efficiency ratio (2)	54.71	36.45	68.42	49.36	n/m
Period end – total assets (4)	$685,935	$248,225	$385,450	$167,979	n/m
(1)	CMAS revenue of $303 million for 2007 consists of market-based revenue of $233 million and $70 million of net interest income on loans for which the fair value option has been elected.
(2)	FTE basis
(3)	Average allocated equity for GCIB was $45.3 billion and $42.1 billion for 2007 and 2006.
(4)	Total assets include asset allocations to match liabilities (i.e., deposits).
n/m	= not meaningful

Bank of America 2007	25

	December 31		Average Balance
(Dollars in millions)	2007	2006	2007	2006
Total loans and leases	$324,198	$242,700	$274,015	$232,623
Total trading-related assets	308,315	309,097	362,193	336,860
Total market-based earning assets (1)	359,730	348,717	412,326	370,187
Total earning assets (2)	673,552	599,326	676,500	609,100
Total assets (2)	776,107	685,935	770,360	691,414
Total deposits	246,788	212,028	220,724	194,972
(1)	Total market-based earning assets represents earning assets included in CMAS but excludes loans for which the fair value option has been elected.
(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products and advisory solutions. GCIB’s products and services are delivered from three primary businesses: Business Lending, CMAS, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities (e.g., Commercial Insurance business which was sold in the fourth quarter of 2007). Our clients are supported through offices in 22 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 56.

Effective January 1, 2007, the Corporation adopted SFAS 159 and elected to account for loans and loan commitments to certain large corporate clients at fair value. For more information on the adoption of SFAS 159, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements and see page 49 for a discussion of loans and loan commitments measured at fair value in accordance with SFAS 159. The results of loans and loan commitments to certain large corporate clients for which the Corporation elected the fair value option (including the associated risk mitigation tools) are recorded in CMAS.

Net income decreased $5.5 billion, or 91 percent, to $538 million and total revenue decreased $7.7 billion, or 37 percent, to $13.4 billion in 2007 compared to 2006. These decreases were driven by $5.6 billion of losses resulting from our CDO exposure and other trading losses. Additionally, we experienced increases in provision for credit losses and noninterest expense, which were partially offset by an increase in net interest income.

Net interest income increased $1.3 billion, or 14 percent, due to higher market-based net interest income of $1.1 billion and the FTE impact of a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business. Additionally, the benefit of growth in average loans and leases of $41.4 billion, or 18 percent, was partially offset by spread compression on core lending and deposit-related activities, and a change in the mix between interest-bearing and noninterest-bearing deposits as clients maintained lower noninterest-bearing compensating balances by shifting to interest bearing and/or higher yielding investment alternatives. The growth in average loans and average deposits was due to organic growth as well as the LaSalle merger.

Noninterest income decreased $9.1 billion, or 81 percent, in 2007 compared to 2006, driven by declines in trading account profits (losses) of $8.1 billion and all other income of $1.1 billion. For more information on these decreases, see the CMAS discussion.

Provision for credit losses was $652 million in 2007 compared to $9 million in 2006. The increase was driven by the absence of 2006 releases of reserves, higher net charge-offs and an increase in reserves during 2007 reflecting the impact of the weak housing market particularly on the homebuilder loan portfolio. Net charge-offs increased in the retail automotive and other dealer-related portfolios due to growth, seasoning and deterioration, as well as from a lower level of commercial recoveries.

Noninterest expense increased $347 million, or three percent, mainly due to the addition of LaSalle and Visa-related litigation costs, equally allocated to Treasury Services and Card Services on a management accounting basis, partially offset by a reduction in performance-based incentive compensation in CMAS. For additional information on Visa- related litigation, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Business Lending

Business Lending provides a wide range of lending-related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing solutions. Products also include indirect consumer loans which allow us to offer financing through automotive, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain credit counterparties utilizing various risk mitigation tools.

Net income decreased $128 million, or six percent, to $2.1 billion in 2007 compared to 2006 as increases in net interest income and noninterest income were more than offset by increases in provision for credit losses and noninterest expense. Net interest income increased $445 million, or 10 percent, driven by the FTE impact of approximately $350 million related to a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business, and average loan growth of 14 percent. These increases were partially offset by the impact of spread compression on the loan portfolio. The increase in average loans and leases was attributable to growth in commercial loans, the LaSalle merger and increases in the indirect consumer loan portfolio related to bulk purchases of retail automotive loans. The increase in noninterest income of $112 million, or 11 percent, was driven by improved economic hedging results of our exposures to certain large corporate clients and higher tax credits from community development activities partially offset by derivative fair value adjustments related to an option to purchase retail automotive loans.

Provision for credit losses was $647 million in 2007 compared to negative $2 million in 2006. The increase was driven by the absence of 2006 releases of reserves related to favorable commercial credit market conditions, higher net charge-offs and an increase in reserves during 2007 reflecting the impact of the weak housing market particularly on the homebuilder loan portfolio. Net charge-offs increased in 2007 as retail automotive and other dealer-related portfolio losses rose due to growth,

26	Bank of America 2007

seasoning and deterioration, and the level of commercial recoveries declined.

Noninterest expense increased $111 million, or five percent, primarily due to the LaSalle merger.

Capital Markets and Advisory Services

CMAS provides financial products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities, merger-related advisory services and risk management solutions using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities and ABS. Underwriting debt and equity, securities research and certain market-based activities are executed through Banc of America Securities, LLC which is a primary dealer in the U.S.

In January 2008, we announced changes in our CMAS business which better align the strategy of this business with GCIB’s broader integrated platform. We will continue to provide corporate, commercial and sponsored clients with debt and equity capital-raising services, strategic advice, and a full range of corporate banking capabilities. We will reduce activities in certain structured products (e.g., CDOs) and will resize the international platform to emphasize debt, cash management, and trading services, including rates and foreign exchange. The realignment will result in the reduction of front office personnel with additional infrastructure headcount reduction to follow. We also plan to sell our equity prime brokerage business.

CMAS evaluates its results using market-based revenue that is comprised of net interest income and noninterest income. The following table presents further detail regarding market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives, foreign exchange contracts and public finance), credit products (primarily investment and noninvestment grade corporate debt obligations and credit derivatives), structured products (primarily CMBS, residential mortgage-backed securities, structured credit trading and CDOs), and equity income from equity-linked derivatives and cash equity activity.

(Dollars in millions)	2007	2006
Investment banking income
Advisory fees	$446	$337
Debt underwriting	1,772	1,824
Equity underwriting	319	315
Total investment banking income	2,537	2,476
Sales and trading revenue
Fixed income:
Liquid products	2,111	2,158
Credit products	(537)	821
Structured products	(5,176)	1,449
Total fixed income	(3,602)	4,428
Equity income	1,298	1,571
Total sales and trading revenue	(2,304)	5,999
Total Capital Markets and Advisory Services market-based revenue (1)	$233	$8,475
(1)	CMAS revenue of $303 million for 2007 consists of market-based revenue of $233 million and $70 million of net interest income on loans for which the fair value option has been elected.

A variety of factors influence results including volume of activity, the degree in which we successfully anticipate market movements, and how our hedges perform in the various markets. During the second half of 2007, extreme dislocations emerged in the financial markets, including leveraged finance, subprime mortgage, and the commercial paper markets, and these dislocations were further compounded by the decoupling of typical correlations in the various markets in which we participate. These conditions created less liquidity, a flight to quality, greater volatility, widening of credit spreads and a lack of price transparency. Furthermore, in the fourth quarter of 2007, the credit ratings of certain structured securities (e.g., CDOs) were downgraded which among other things triggered further widening of credit spreads for this type of security. We have been an active participant in the CDO market, maintain ongoing exposure to these securities and incurred losses associated with these exposures. Many of these conditions continued into 2008 and it is unclear how long these conditions and the overall economic slowdown may continue and what impact they will ultimately have on our results.

CMAS recognized a net loss of $3.4 billion in 2007, a decrease of $5.0 billion, compared to 2006 driven by a decrease in market-based revenue of $8.2 billion. The decrease was driven by $5.6 billion of losses resulting from our CDO exposure and other trading losses. Partially offsetting this decrease was a reduction in noninterest expense due to lower performance-based incentive compensation.

Investment banking income increased $61 million to $2.5 billion due to growth in advisory fees. This growth was driven by increased market activity primarily in the first half of the year partially offset by reduced debt underwriting fees that were affected by the market disruptions during the second half of the year which included the utilization of fees to distribute leveraged loan commitments.

Sales and trading revenue declined $8.3 billion to a loss of $2.3 billion in 2007. While structured products and credit products reported losses for 2007, liquid products and equities compared reasonably well with 2006 given the market conditions.

•

Liquid products revenue decreased $47 million as the negative impact of spread widening and correlations breaking down (e.g., correlation between certain municipal market indices and bond market swap spreads) were partially offset by the strength in interest rate products and foreign exchange contracts.

•

Credit products losses were $537 million, a decline in revenue of $1.4 billion compared to 2006. Losses resulted from positions taken in the market as a result of customer market making activities as the widening of spreads during the second half of the year had a negative impact on these positions. In addition, certain indices became extremely volatile and diverged from other related indices and from single name credit risk (bonds, loans or derivatives) in our portfolio. This negatively impacted our hedging of portfolios of single name credits with derivatives based on these indices. One example of this divergence was the widening of the spread between the investment grade cash and the credit derivative markets. In addition, losses also resulted from positions taken in the market as the widening of spreads during the second half of the year had a negative impact on these positions.

We also incurred losses of $292 million, net of $471 million of fees, on leveraged loans, loan commitments and the Corporation’s share of the leveraged forward calendar. Losses incurred on our leveraged exposure were not concentrated in any one type (senior secured, covenant light or subordinated/senior unsecured) and were generally due to wider new issuance credit spreads. Since the negotiated spreads were lower than the then current new issuance spread, a fair value loss

Bank of America 2007	27

resulted. In several instances, commitments were either terminated by the client or interest rate concessions (e.g., an increase in the stated coupon) were obtained from the borrowers, thereby increasing the value of the loans, in each case negating the need for any writedown. At December 31, 2007, the Corporation’s share of the leveraged finance forward calendar that consisted primarily of senior secured exposure was $12.2 billion and our funded position held for distribution was $6.1 billion. In addition, we had limited investment grade exposure that was in line with our normal exposure levels.

•

Structured products losses were $5.2 billion, with a decline in revenue of $6.6 billion in 2007 compared to the prior year. The decrease was driven by $5.6 billion of losses resulting from our CDO exposure, $125 million of losses on CMBS funded debt and the forward calendar and $875 million related to other structured products. See the detailed CDO exposure discussion to follow. Other structured products, including residential mortgage-backed securities and structured credit trading, were negatively impacted by spread widening due to the credit market disruptions during the second half of the year and by the breakdown of the expected hedge correlations. For example, the divergence in valuation of agency-based mortgage products, principally derivatives and forward sales contracts, used to economically hedge non-agency mortgage exposure resulted in losses on our residential mortgage-backed securities trading positions. At the end of the year, we held $13.7 billion of funded CMBS debt of which $6.9 billion were floating-rate acquisition related financings to major, well known operating companies. In addition, we had a forward calendar of just over $2.0 billion of which $1.1 billion were floating-rate acquisition related financings.
•	Equity products revenue decreased $273 million primarily due to lower client activity in equity capital markets and equity derivatives combined with reduced trading results.

Collateralized Debt Obligation Exposure at December 31, 2007

CDO vehicles are special purpose entities that hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities.

We receive fees for structuring CDO vehicles and/or placing debt securities with third party investors as part of our structured credit products business. Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments refer to Collateralized Debt Obligations as part of Off- and On-Balance Sheet Arrangements beginning on page 35. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities, including AAA-rated securities, issued by the CDO vehicles.

28	Bank of America 2007

The following table presents our super senior CDO exposure at December 31, 2007.

Super Senior Collateralized Debt Obligation Exposure
	December 31, 2007
	Subprime Exposure (1)					Non-Subprime Exposure (2)					Total CDO Exposure
(Dollars in millions)	Gross	Insured	Net of Insured Amount	Net Write- downs (3)	Net Exposure (3)	Gross	Insured	Net of Insured Amount	Net Write- downs (3)	Net Exposure (3)	Gross	Insured	Net of Insured Amount	Net Write- downs (3)	Net Exposure (3)
Super senior liquidity commitments
High grade	$4,610	$(1,800)	$2,810	$(640)	$2,170	$3,053	$–	$3,053	$(57)	$2,996	$7,663	$(1,800)	$5,863	$(697)	$5,166
Mezzanine	363	–	363	(5)	358	–	–	–	–	–	363	–	363	(5)	358
CDOs-squared	4,240	–	4,240	(2,013)	2,227	–	–	–	–	–	4,240	–	4,240	(2,013)	2,227
Total super senior liquidity commitments (4)	9,213	(1,800)	7,413	(2,658)	4,755	3,053	–	3,053	(57)	2,996	12,266	(1,800)	10,466	(2,715)	7,751

Other super senior exposure
High grade	4,010	(2,110)	1,900	(233)	1,667	1,192	(734)	458	–	458	5,202	(2,844)	2,358	(233)	2,125
Mezzanine	1,547	–	1,547	(752)	795	–	–	–	–	–	1,547	–	1,547	(752)	795
CDOs-squared	1,685	(410)	1,275	(316)	959	–	–	–	–	–	1,685	(410)	1,275	(316)	959
Total other super senior exposure	7,242	(2,520)	4,722	(1,301)	3,421	1,192	(734)	458	–	458	8,434	(3,254)	5,180	(1,301)	3,879
Total super senior CDO exposure	$16,455	$(4,320)	$12,135	$(3,959)	$8,176	$4,245	$(734)	$3,511	$(57)	$3,454	$20,700	$(5,054)	$15,646	$(4,016)	$11,630
(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral.
(2)	Includes highly-rated CLO and CMBS super senior exposure.
(3)	Net of insurance.
(4)	For additional information on our super senior liquidity exposure of $12.3 billion, see the CDO discussion beginning on page 37.

At December 31, 2007, super senior exposure, net of writedowns, of $11.6 billion in the form of cash positions, liquidity commitments, and derivative contracts consisted of net subprime super senior exposure of approximately $8.2 billion and net non-subprime super senior exposure of $3.5 billion. During 2007, we recorded losses of $4.0 billion associated with our subprime super senior CDO exposure. The losses reduced trading account profits (losses) by approximately $3.2 billion and other income by approximately $750 million. In addition, we incurred approximately $1.1 billion in losses related to subprime sales and trading positions, approximately $300 million related to our CDO warehouse, and approximately $200 million to cover counterparty risk on the insured CDOs. For more information on our super senior liquidity exposure, see the CDO discussion beginning on page 37.

Our net subprime super senior liquidity commitments were $4.8 billion where we have recorded losses of $2.7 billion. The collateral supporting the high grade exposure consisted of about 60 percent subprime of which approximately 65 percent was made up of 2006 and 2007 vintages while the remaining amount was comprised of higher quality vintages from 2005 and prior. The mezzanine exposure is collateralized with about 40 percent of subprime assets of which approximately 60 percent are of higher quality vintages from 2005 and prior. The CDOs-squared exposure is supported by approximately 75 percent of subprime collateral, the majority of which were later vintages.

Our net other subprime super senior exposure was $3.4 billion where we have recorded losses of $1.3 billion. Other subprime super senior exposure consists primarily of our cash and derivative positions including the unfunded commitments. The collateral underlying the high grade exposure is similar to our high grade collateral discussed above. The mezzanine exposure underlying collateral was heavily weighted to subprime with approximately 65 percent coming from later vintages while the

CDOs-squared collateral was made up of approximately 50 percent subprime assets comprised of later vintages.

We also had net non-subprime super senior CDO exposure of $3.5 billion which primarily included highly-rated CLO and CMBS super senior exposures. The net non-subprime super senior exposure is comprised of $3.0 billion of super senior liquidity commitment exposure and $458 million of high grade other super senior exposure. We recorded losses of $57 million associated with these exposures. These losses were primarily driven by spread widening rather than impairment of principal.

In addition to the table above, we also had CDO exposure with a market value of approximately $815 million in our CDO warehouse of which $314 million was classified as subprime, and CDO exposure of approximately $1.0 billion related to our sales and trading activities of which $279 million was classified as subprime. The subprime exposure related to our CDO warehouse and sales and trading activities is carried at approximately 30 percent of par value.

As mentioned above, during the fourth quarter, the credit ratings of certain CDO structures were downgraded which among other things triggered widening of credit spreads for this type of security. CDO-related markets experienced significant liquidity constraints impacting the availability and reliability of transparent pricing. We subsequently valued these CDO structures assuming they would terminate and looked through the structures to the underlying net asset values supported by the underlying securities. We were able to obtain security values using external pricing services for approximately 70 percent of the CDO exposure for which we used the average of all prices obtained by security. The majority of the remaining positions where no pricing quotes were available were valued using matrix pricing by aligning the value to securities that had similar vintage of underlying assets and ratings, using the lowest rating between the rating services. The remaining securities were valued using projected cash flows, similar to the valuation of an interest-only strip, based on

Bank of America 2007	29

estimated average life, seniority level and vintage of underlying assets. We assigned a zero value to the CDO positions for which an event of default had been triggered. The value of cash held by the trustee for all CDO structures was also incorporated into the resulting net asset value.

At December 31, 2007, we held $5.1 billion of purchased insurance on our CDO exposure of which 66 percent was provided by monolines in the form of CDS, total-return-swaps (TRS) or financial guarantees. The majority of this purchased insurance relates to the high grade super senior exposure. In the case of default we will first look to the underlying securities and then to recovery on purchased insurance. We valued these contracts by referencing the fair value of the CDO and subsequently adjusted these fair values downward by $200 million due to counterparty credit risk. For more information on our credit exposure to monolines, see Industry Concentrations beginning on page 54.

Treasury Services

Treasury Services provides integrated working capital management and treasury solutions to clients worldwide through our network of proprietary offices and special clearing arrangements. Our clients include multinationals, middle-market companies, correspondent banks, commercial real estate firms and governments. Our products and services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Net interest income is derived from interest-bearing and noninterest-bearing deposits, sweep investments, and other liability management products. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client-facing lending activity and our ALM activities. The revenue is attributed to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Noninterest income is generated from payment and receipt products, merchant services, wholesale card products, and trade services and is comprised largely of service charges which are net of market-based earnings credit rates applied against noninterest-bearing deposits. During 2007, Merchant Services was transferred to Treasury Services. Previously, these results were reported in Card Services in GCSBB. Prior period amounts have been reclassified.

Net income decreased $237 million, or 10 percent, in 2007 compared to 2006 driven by the increase in noninterest expense combined with a decrease in revenue. Net interest income decreased $64 million, or two percent, due to the negative impact of a change in the mix between interest-bearing and noninterest-bearing deposits as clients maintained lower noninterest-bearing compensating balances by shifting to interest-bearing and/or higher yielding investment alternatives, and spread compression resulting from the rate environment and competitive pricing. Partially offsetting this decrease was an increase in average deposits of $7.3 billion due to organic growth as well as the LaSalle merger. Noninterest income was relatively flat at $3.3 billion as the increase in service charges was more than offset by the decrease in all other income. Service charges increased $102 million due to organic growth, including the impact of deposit product shifts mentioned above, providing a partial offset to lower net interest income. All other income decreased $131 million due to the sale of a business related to our merchant services activities in the prior year. Noninterest expense increased $295 million, or eight percent, mainly due to Treasury Services’ allocation of the Visa-related litigation costs and the addition of LaSalle.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as our Commercial Insurance business.

Net income decreased $90 million, or 46 percent, in 2007 compared to 2006 mainly due to a decrease in net interest income of $167 million, resulting from a lower contribution from the Corporation’s ALM activities, and increased noninterest expense partially offset by an increase in all other income. All other income increased $122 million due to the sale of our Commercial Insurance business in the fourth quarter of 2007. Noninterest expense increased $98 million due to severance costs associated with the GCIB strategic review implemented in 2007 as well as increased occupancy costs.

30	Bank of America 2007

Global Wealth and Investment Management

	2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$3,857	$1,036	$15	$2,655	$151
Noninterest income:
Investment and brokerage services	4,210	1,226	1,857	950	177
All other income	(144)	57	(366)	146	19
Total noninterest income	4,066	1,283	1,491	1,096	196
Total revenue, net of interest expense	7,923	2,319	1,506	3,751	347

Provision for credit losses	14	(14)	–	27	1
Noninterest expense	4,635	1,592	1,196	1,700	147
Income before income taxes	3,274	741	310	2,024	199
Income tax expense (2)	1,179	274	114	749	42
Net income	$2,095	$467	$196	$1,275	$157
Net interest yield (2)	3.06%	2.69%	n/m	2.70%	n/m
Return on average equity (3)	18.87	17.25	11.29%	72.44	n/m
Efficiency ratio (2)	58.50	68.67	79.39	45.31	n/m
Period end – total assets (4)	$157,157	$51,044	$2,617	$113,329	n/m

	2006
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$3,671	$902	$(37)	$2,552	$254
Noninterest income:
Investment and brokerage services	3,383	914	1,532	778	159
All other income	303	80	44	125	54
Total noninterest income	3,686	994	1,576	903	213
Total revenue, net of interest expense	7,357	1,896	1,539	3,455	467

Provision for credit losses	(39)	(52)	–	12	1
Noninterest expense	3,867	1,233	1,014	1,560	60
Income before income taxes	3,529	715	525	1,883	406
Income tax expense (2)	1,306	265	194	697	150
Net income	$2,223	$450	$331	$1,186	$256
Net interest yield (2)	3.50%	2.94%	n/m	2.98%	n/m
Return on average equity (3)	22.28	30.43	20.42%	70.57	n/m
Efficiency ratio (2)	52.57	65.04	65.88	45.15	n/m
Period end – total assets (4)	$125,287	$33,648	$3,082	$93,992	n/m
(1)

In July 2007, the operations of the acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis
(3)	Average allocated equity for GWIM was $11.1 billion and $10.0 billion in 2007 and 2006.
(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Bank of America 2007	31

	December 31		Average Balance
(Dollars in millions)	2007	2006	2007	2006
Total loans and leases	$84,600	$65,535	$73,469	$60,910
Total earning assets (1)	145,979	117,342	126,244	105,028
Total assets (1)	157,157	125,287	135,319	112,557
Total deposits	144,865	113,568	124,867	102,389
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

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

In December of 2007, we completed the sale of Marsico and realized a pre-tax gain on this transaction of approximately $1.5 billion recognized in All Other. The business results prior to the closing of the Marsico sale are reflected within the Columbia business.

Net income decreased $128 million, or six percent, to $2.1 billion in 2007, due mainly to losses associated with the support provided to certain cash funds managed within Columbia and an increase in noninterest expense.

Net interest income increased $186 million, or five percent, to $3.9 billion driven by the impact of the U.S. Trust Corporation acquisition and organic growth in average deposit and loan balances. The growth in balances was partially offset by spread compression and a shift in the deposit product mix. GWIM deposit growth benefited from the migration of customer relationships and related balances from GCSBB, organic growth and the U.S. Trust Corporation acquisition. A more detailed discussion regarding migrated customer relationships and related balances is provided in the PB&I discussion.

Noninterest income increased $380 million, or 10 percent, to $4.1 billion driven by an increase in investment and brokerage services of $827 million, or 24 percent. This increase was due to higher AUM primarily attributable to the impact of the U.S. Trust Corporation acquisition, net client inflows and favorable market conditions combined with an increase in brokerage activity. Partially offsetting this increase was a decrease in all other income due to losses associated with the support provided to certain cash funds managed within Columbia.

Noninterest expense increased $768 million, or 20 percent, to $4.6 billion driven by the addition of U.S. Trust Corporation, higher revenue-related expenses and increased marketing costs.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets
	December 31
(Dollars in millions)	2007	2006
Assets under management	$643,531	$542,977
Client brokerage assets (1)	222,661	203,799
Assets in custody	167,575	107,902
Less: Client brokerage assets and assets in custody included in assets under management	(87,071)	(67,509)
Total net client assets	$946,696	$787,169
(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

AUM increased $100.6 billion, or 19 percent, to $643.5 billion as of December 31, 2007 compared to 2006, driven by the U.S. Trust Corporation acquisition, which contributed $115.6 billion, as well as net inflows and market appreciation partially offset by the sale of Marsico, which resulted in a decrease of $60.9 billion. As of December 31, 2007, client brokerage assets increased by $18.9 billion, or nine percent, to $222.7 billion compared to the same period in 2006, driven by increased brokerage activity. Assets in custody increased $59.7 billion, or 55 percent, to $167.6 billion compared to the same period in 2006, driven mainly by U.S. Trust Corporation which contributed $45.0 billion.

U.S. Trust, Bank of America Private Wealth Management

In July 2007, we completed the acquisition of U.S. Trust Corporation for $3.3 billion in cash combining it with The Private Bank and its ultra-wealthy extension, Family Wealth Advisors, to form U.S. Trust. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank. U.S. Trust provides comprehensive wealth management solutions to wealthy and ultra-wealthy clients with investable assets of more than $3 million. In addition, U.S. Trust provides resources and customized solutions to meet clients’ wealth structuring, investment management, trust and banking services as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). Clients also benefit from access to resources available through the Corporation including capital markets products, large and complex financing solutions, and its extensive banking platform.

Net income increased $17 million, or four percent, compared to 2006, to $467 million due to higher total revenue partially offset by increases in noninterest expense and provision for credit losses. Net interest income increased $134 million due to the acquisition of U.S. Trust Corporation and organic growth in average loans and leases and average deposits. This increase was partially offset by spread compression and the shift in deposit product mix. Growth in noninterest income was driven by a $312 million increase in investment and brokerage services related to acquisitions and organic growth. Noninterest expense increased $359 million to $1.6 billion driven by acquisitions and higher personnel-related expenses.

Columbia Management

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management products and services, including mutual funds and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products including equity, fixed income (taxable and nontaxable) and money market (taxable and nontaxable) funds. Columbia distributes its products and services directly to institutional clients, and distributes to individuals through U.S. Trust, PB&I and nonproprietary channels including other brokerage firms.

32	Bank of America 2007

In December 2007, we completed the sale of Marsico and realized a pre-tax gain on this transaction of approximately $1.5 billion recognized in All Other. The business results prior to the closing of the Marsico sale are reflected within the Columbia business.

Net income decreased $135 million, or 41 percent, to $196 million driven by a decrease of $410 million in all other income. This decrease was due primarily to losses associated with the support provided to certain cash funds. Partially offsetting this decrease was higher investment and brokerage services income of $325 million driven by the contribution from the U.S. Trust Corporation acquisition, net client inflows and favorable market conditions.

We provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invest in high quality, short-term securities with a weighted average maturity of 90 days or less, including a limited number of securities issued by SIVs. Due to market disruptions, certain SIV investments were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments which required the Corporation to provide up to $565 million in cash to the funds in the event the net asset value per unit of a fund declines below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At December 31, 2007, losses of $382 million had been recognized and $183 million is still outstanding associated with this capital commitment.

Additionally, we purchased SIV investments from the funds at their fair value of $561 million. Losses of $394 million on these investments were recorded within All Other due to declines in fair value subsequent to the purchase of such securities.

We may from time to time, but are under no obligation to, provide additional support to funds managed within Columbia. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

We are not the primary beneficiary of the cash funds and do not consolidate the cash funds managed within Columbia because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total AUM of approximately $189 billion at December 31, 2007.

Premier Banking and Investments

PB&I includes Banc of America Investments, our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 5,600 client facing associates to our affluent customers with a personal wealth profile that includes investable assets plus a mortgage that exceeds $500,000 or at least $100,000 of investable assets.

PB&I includes the impact of migrating qualifying affluent customers, including their related deposit balances, from GCSBB to our PB&I model. After migration, the associated net interest income, service charges and noninterest expense is recorded in PB&I. The growth reported in the financial results of PB&I includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For 2007 and 2006, a total of $11.4 billion and $10.7 billion of deposits were migrated from GCSBB to PB&I.

Net income increased $89 million, or eight percent, to $1.3 billion compared to the same period in 2006 due to an increase in total revenues. Net interest income increased $103 million, or four percent, to $2.7 billion driven by higher average deposit and loan balances partially offset by a shift of the product mix in the deposit portfolio and spread compression. Noninterest income increased $193 million, or 21 percent, to $1.1 billion driven by higher investment and brokerage services income. Noninterest expense increased $140 million, or nine percent, to $1.7 billion primarily due to increases in personnel-related expense driven by the expansion of client facing associates and higher incentives.

The growth in PB&I revenues was nine percent, of which approximately seven percent was attributable to the impact of migration and two percent reflected incremental organic growth.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income decreased $99 million, or 39 percent, to $157 million compared to 2006. The decrease was driven by a $103 million decrease in net interest income due to a reduction in the contribution from ALM activities and an increase in noninterest expense of $87 million.

Bank of America 2007	33

All Other

	2007			2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(7,701)	$8,027	$326	$(5,930)	$7,593	$1,663
Noninterest income:
Card income	2,816	(3,356)	(540)	3,795	(4,566)	(771)
Equity investment income	3,745	–	3,745	2,872	–	2,872
Gains (losses) on sales of debt securities	180	–	180	(475)	–	(475)
All other income	6	288	294	98	335	433
Total noninterest income	6,747	(3,068)	3,679	6,290	(4,231)	2,059
Total revenue, net of interest expense	(954)	4,959	4,005	360	3,362	3,722

Provision for credit losses	(5,210)	4,959	(251)	(3,494)	3,362	(132)
Merger and restructuring charges (4)	410	–	410	805	–	805
All other noninterest expense	(20)	–	(20)	972	–	972
Income before income taxes	3,866	–	3,866	2,077	–	2,077
Income tax expense (3)	947	–	947	577	–	577
Net income	$2,919	$–	$2,919	$1,500	$–	$1,500
(1)	Provision for credit losses represents the provision for credit losses in All Other combined with the GCSBB securitization offset.
(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis
(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). See the GCSBB section beginning on page 21 for information on the GCSBB managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the securitization offset. For additional information, see Note 22 – Business Segment Information to the Consolidated Financial Statements.

In addition to the securitization offset discussed above, All Other includes our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, Corporate Investments and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. In addition, Principal Investing has unfunded equity commitments related to some of these investments. For more information on these commitments, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Corporate Investments primarily includes investments in publicly-traded equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $16.4 billion in CCB, $2.6 billion in Grupo Financiero Santander, S.A. (Santander), $2.6 billion Banco Itaú and other investments. Beginning in the fourth quarter of 2007, the shares of CCB are accounted for as AFS marketable equity securities and carried at fair value with a corresponding net-of-tax offset to accumulated OCI. Prior to the fourth quarter of 2007, these shares were accounted for at cost as they are non-transferable until October 2008. We also hold an option to increase our ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. This option expires in February 2011. The strike price of the option is based on the IPO price that steps up on an annual basis and is currently at 103 percent of the IPO price. The strike price of the option is capped at 118 percent of the IPO price depending when the option is exercised. Our investment in Santander is accounted for under the equity method of accounting. The restricted shares of Banco Itaú are currently carried at cost but, similar to CCB, will be accounted for as AFS marketable equity securities and carried at fair value with an offset net-of-tax to accumulated OCI beginning in the second quarter of 2008. Income associated with Equity Investments is recorded in equity investment income.

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

Net income increased $1.4 billion to $2.9 billion primarily due to an increase in noninterest income combined with decreases in all other noninterest expense, merger and restructuring charges and provision for credit losses partially offset by a decrease in net interest income.

Net interest income decreased $1.3 billion resulting largely from the absence of net interest income due to the sale of the Latin American operations and Hong Kong-based retail and commercial banking business which were included in our 2006 results. Net interest income was also adversely impacted by the implementation of new accounting guidance (FSP 13-2) which decreased net interest income by approximately $230 million.

Noninterest income increased $1.6 billion driven by the $1.5 billion gain from the sale of Marsico. In addition, noninterest income increased

34	Bank of America 2007

due to higher equity investment income and the absence of a loss of $496 million on the sale of mortgage-backed debt securities which occurred in the prior year. Partially offsetting these items was a $720 million gain on the sale of our Brazilian operations in 2006 and losses in 2007 of $394 million on securities after they were purchased at fair value from certain cash funds managed within GWIM. In addition, all noninterest income line items were impacted by the absence of noninterest income due to the sale of the Latin American operations and Hong Kong-based retail and commercial banking business which were included in our 2006 results.

The following table presents the components of All Other’s equity investment income and a reconciliation to the total consolidated equity investment income for 2007 and 2006.

Components of Equity Investment Income
(Dollars in millions)	2007	2006
Principal Investing	$2,217	$1,894
Corporate and Strategic Investments	1,528	978
Total equity investment income included in All Other	3,745	2,872
Total equity investment income included in the business segments	319	317
Total consolidated equity investment income	$4,064	$3,189

Equity investment income increased $873 million primarily due to the $600 million gain on the sale of private equity funds to Conversus Capital and an increase of $533 million in dividends from CCB, including a special dividend of $184 million prior to CCB’s 2007 share listing. Partially offsetting these increases was a $341 million gain in 2006 recorded on the liquidation of a strategic European investment.

Provision for credit losses decreased $119 million to negative $251 million compared to negative $132 million in 2006, mainly due to reserve reductions from the sale of our Argentina portfolio during the first quarter of 2007 and improved performance of the remaining portfolios from certain consumer finance businesses that we have previously exited.

Merger and restructuring charges decreased $395 million to $410 million compared to $805 million for 2006 due to declining integration costs associated with the MBNA acquisition offset by costs associated with the integration of U.S. Trust Corporation and LaSalle. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

The decrease in all other noninterest expense of $992 million was largely driven by the absence of operating costs after the sale of the Latin America operations and Hong Kong-based retail and commercial banking business which were included in our 2006 results.

Off- and On-Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 41. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or similar instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for our customers.

Bank of America 2007	35

Table 8   Special Purpose Entities Liquidity Exposure (1)

	December 31, 2007
	VIEs		QSPEs	Total
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated
Corporation-sponsored multi-seller conduits	$16,984	$47,335	$–	$64,319
Municipal bond trusts and corporate SPEs	7,359	3,120	7,251	17,730
Collateralized debt obligation vehicles (3)	3,240	9,026	–	12,266
Asset acquisition conduits	1,623	6,399	–	8,022
Customer-sponsored conduits	–	1,724	–	1,724
Total liquidity exposure	$29,206	$67,604	$7,251	$104,061

	December 31, 2006
	VIEs		QSPEs	Total
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated
Corporation-sponsored multi-seller conduits	$11,515	$29,836	$–	$41,351
Municipal bond trusts and corporate SPEs	272	48	7,593	7,913
Collateralized debt obligation vehicles	–	7,658	–	7,658
Asset acquisition conduits	1,083	5,952	–	7,035
Customer-sponsored conduits	–	4,586	–	4,586
Total liquidity exposure	$12,870	$48,080	$7,593	$68,543
(1)	Note 9 – Variable Interest Entities to the Consolidated Financial Statements is related to this table but only reflects those entities in which we hold a significant variable interest.
(2)	We consolidate VIEs when we are the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.
(3)	For additional information on our CDO exposures and related writedowns at December 31, 2007, see the CDO discussion beginning on page 28.

We have liquidity agreements, SBLCs or other arrangements with the SPEs, as described below, under which we are obligated to provide funding in the event of a market disruption or other specified event or otherwise provide credit support to the entities (hereinafter referred to as liquidity exposure). We manage our credit risk and any market risk on these arrangements by subjecting them to our normal underwriting and risk management processes. Our credit ratings and changes thereto will affect the borrowing cost and liquidity of these SPEs. In addition, significant changes in counterparty asset valuation and credit standing may also affect the ability of the SPEs to issue commercial paper. The contractual or notional amount of these commitments as presented in Table 8, represents our maximum possible funding obligation and is not, in management’s view, representative of expected losses or funding requirements. From time to time, we may purchase commercial paper issued by these SPEs in connection with market-making activities or for investment purposes. During the second half of 2007, there were instances in which the asset-backed commercial paper market became illiquid due to market perceptions of uncertainty and certain investment activities were affected. As a result, at December 31, 2007, we held $6.6 billion of commercial paper on the Corporation’s Consolidated Balance Sheet that was issued in connection with our liquidity obligations to unconsolidated CDOs summarized in the table above. At December 31, 2006, we held $123 million of commercial paper issued by the SPEs included in the table above.

The table above presents our liquidity exposure to these consolidated and unconsolidated SPEs, which include VIEs and QSPEs. VIEs are SPEs which lack sufficient equity at risk or whose equity investors do not have a controlling financial interest. QSPEs are SPEs whose activities are strictly limited to holding and servicing financial assets. Some, but not all, of the liquidity commitments to VIEs are considered to be significant variable interests and are disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. Those liquidity commitments that are not significant variable interests are not required to be included in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At December 31, 2007 the Corporation’s total liquidity exposure to SPEs was $104.1 billion, an increase of $35.5 billion from December 31, 2006. The increase was primarily due to increases in corporation-sponsored multi-seller conduits and municipal bond trusts and corporate SPEs. The increase of $23.0 billion in corporation-sponsored multi-seller conduits was primarily due to organic growth in the business. The increase of $9.8 billion in municipal bond trusts and corporate SPEs was mainly due to the acquisition of LaSalle.

Corporation-Sponsored Multi-Seller Conduits

We administer three multi-seller conduits which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. Our customers sell or otherwise transfer assets to the conduits, which in turn issue high-grade, short-term commercial paper that is collateralized by the underlying assets. We receive fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the conduits. These commitments represent significant variable interests in the SPEs, which are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. Third parties participate in a small number of the liquidity facilities on a pari passu basis with the Corporation.

At December 31, 2007, our liquidity commitments to the conduits were collateralized by various classes of assets. Assets held in the conduits incorporate features such as overcollateralization and cash reserves which are designed to provide credit support at a level that is equivalent to an investment grade as determined in accordance with internal risk rating guidelines. During 2007, there were no material write-downs or downgrades of assets.

We are the primary beneficiary of one conduit which is included in our Consolidated Financial Statements. At December 31, 2007, our liquidity commitments to this conduit were collateralized by credit card loans (21 percent), auto loans (14 percent), equipment loans (13 percent), and student loans (eight percent). None of these assets are subprime residential mortgages. In addition, 29 percent of our commitments were

36	Bank of America 2007

collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support at a level equivalent to an investment grade. At December 31, 2007, the weighted average life of assets in the consolidated conduit was 5.4 years and the weighted average maturity of commercial paper issued by this conduit was 40 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

We do not consolidate the other two conduits as we do not expect to absorb a majority of the variability of the conduits. At December 31, 2007, our liquidity commitments to the unconsolidated conduits were collateralized by student loans (27 percent), credit card loans and trade receivables (10 percent each), and auto loans (eight percent). Less than one percent of these assets are subprime residential mortgages. In addition, 29 percent of our commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which as mentioned above, incorporate features that provide credit support at a level equivalent to an investment grade. Amounts advanced under these arrangements will be repaid when the investment funds issue capital calls to their qualified equity investors. At December 31, 2007, the weighted average life of assets in the unconsolidated conduits was 2.6 years and the weighted average maturity of commercial paper issued by these conduits was 36 days.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Table 10 in the Obligations and Commitments section beginning on page 38. We have no other contractual obligations to the unconsolidated conduits, nor do we intend to provide noncontractual or other forms of support.

On a combined basis, the unconsolidated conduits issued approximately $27 million of capital notes and equity interests to third parties. This represents the maximum amount of loss that would be absorbed by the third party investors. Based on an analysis of projected cash flows, we have determined that the Corporation will not absorb a majority of the variability created by the assets of the conduits.

Despite the market disruptions in the second half of 2007, the conduits did not experience any material difficulties in issuing commercial paper. The Corporation did not purchase any commercial paper issued by the conduits other than incidentally and in its role as commercial paper dealer.

Municipal Bond Trusts and Corporate SPEs

We have provided a total of $17.7 billion and $7.9 billion in liquidity support to municipal bond trusts and corporate SPEs at December 31, 2007 and 2006. We administer municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity, for which we provided liquidity support of $13.4 billion and $2.6 billion at December 31, 2007 and 2006. In addition, we administer several conduits to which we provided $4.3 billion and $5.3 billion of liquidity support at December 31, 2007 and 2006.

As it relates to the municipal bond trusts the weighted average remaining life of the bonds at December 31, 2007 was 20.8 years. Substantially all of the bonds are rated AAA or AA and some of the bonds benefit from being wrapped by monolines. There were no material write-downs or downgrades of assets or issuers during 2007. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly basis to third party investors. The floating-rate investors have the right to tender the certificates at any time upon seven days notice. We serve as remarketing agent and liquidity provider for the trusts. Should we be unable to remarket the tendered certificates, we are generally obligated to purchase them at par. We are not obligated to purchase the certificate if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and/or insurer. The total notional amount of floating-rate certificates for which we provide liquidity support was $13.4 billion and $2.6 billion at December 31, 2007 and 2006. Some of these trusts are QSPEs. We consolidate those trusts that are not QSPEs if we hold the residual interest or otherwise expect to absorb a majority of the variability of the trusts. We have $6.1 billion of liquidity commitments to unconsolidated trusts at December 31, 2007, which are included in Table 10 in the Obligations and Commitments section beginning on page 38.

Assets of the other corporate conduits consisted primarily of high-grade, long-term municipal, corporate, and mortgage-backed securities which had a weighted average remaining life of approximately 7.5 years at December 31, 2007. Substantially all of the securities are rated AAA or AA and some of the bonds benefit from being wrapped by monolines. There were no material write-downs or downgrades of assets or insurers during 2007. These conduits, which are QSPEs, obtain funding by issuing commercial paper to third party investors. At December 31, 2007, the weighted average maturity of the commercial paper was 25 days. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the entities in exchange for the commercial paper rate. In addition, we may be obligated to purchase assets from the vehicles if the assets or insurers are downgraded. If an asset’s rating declines below a certain investment quality as evidenced by its credit rating or defaults, we are no longer exposed to the risk of loss. Due to the market disruptions during the second half of 2007, these conduits began to experience difficulties in issuing commercial paper as credit spreads widened. On occasion, including in the first quarter of 2008, we held some of the issued commercial paper when marketing attempts were unsuccessful. In the event that we are unable to remarket the conduits’ commercial paper such that it no longer qualifies as a QSPE, we would consolidate the conduit which may have an adverse impact on the fair value of the related derivative contracts. At December 31, 2007 we did not hold any commercial paper issued by the conduits.

We have no other contractual obligations to the unconsolidated bond trusts and conduits described above, nor do we intend to provide noncontractual or other forms of support.

Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements. For more information on QSPEs, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements. For additional information on our monoline exposure, see Industry Concentrations beginning on page 54.

Collateralized Debt Obligation Vehicles

CDOs are SPEs that hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper and equity securities. We receive fees for structuring the CDOs and/or placing debt securities with third party investors. We provided total liquidity support of $12.3 billion and $7.7 billion at December 31, 2007 and 2006 consisting of $10.0 billion and $2.1 billion of written put options and $2.3 billion and $5.5 billion of other forms of liquidity support.

At December 31, 2007 and 2006, we provided liquidity support in the form of written put options on $10.0 billion and $2.1 billion of commercial paper issued by CDOs, including $3.2 billion issued by a consolidated CDO at December 31, 2007. No third parties provide similar

Bank of America 2007	37

commitments to these CDOs. The commercial paper is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities. The amount that is principally backed by subprime residential mortgage exposure (net of insurance and prior to writedowns) totaled $7.4 billion. This amount included approximately $2.8 billion of high grade ABS, $4.2 billion of CDOs-squared, of which $3.2 billion were consolidated, and $363 million of mezzanine ABS.

The commercial paper subject to the put options is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities. We are obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market as evidenced by the inability of the CDOs to issue commercial paper at spreads below a predetermined rate.

Prior to the second half of 2007, we believed that the likelihood of our experiencing an economic loss as the result of our obligations under the written put options was remote. However, due to severe market disruptions during the second half of 2007, the CDOs holding the put options began to experience difficulties in issuing commercial paper. Shortly thereafter, a significant portion of the assets held in these CDOs were downgraded or threatened with downgrade by the rating agencies. As a result of these factors, we began to purchase commercial paper that could not be issued to third parties at less than the contractual yield specified in our liquidity obligations. See Note 13 – Commitments and Contingencies to the Consolidated Financial Statements for more information on the written put options. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

We also administer a CDO conduit that obtains funds by issuing commercial paper to third party investors. The conduit held $2.3 billion and $5.5 billion of assets at December 31, 2007 and 2006 consisting of super senior tranches of debt securities issued by other CDOs, none of which are principally backed by subprime residential mortgages at December 31, 2007. We provide liquidity support equal to the amount of assets in this conduit which obligates us to purchase the commercial paper at a predetermined contractual yield in the event of a severe disruption in the short-term funding market as evidenced by the inability of the conduit to issue commercial paper at spreads below a predetermined rate. In addition, we are obligated to purchase assets from the conduit or absorb market losses on the sale of assets in the event of a downgrade or decline in credit quality of the assets. Our $2.3 billion liquidity commitment to the conduit at December 31, 2007 is included in Table 10 in the Obligations and Commitments section. We are the sole provider of liquidity to the CDO vehicle.

During the fourth quarter of 2007, as contractually allowed in our role as conduit administrator, the Corporation removed certain assets from the CDO conduit due to a decline in credit quality. The CDO conduit also began to experience difficulties in issuing commercial paper due to market disruptions during the second half of 2007, and we began to purchase commercial paper that could not be issued to third parties at less than the contractual yield specified in our liquidity obligations.

At December 31, 2007, we held $6.6 billion of commercial paper on the balance sheet that was issued by unconsolidated CDO vehicles of which $5.0 billion related to the written put options and $1.6 billion related to other liquidity support. We also held AFS debt securities in consolidated CDO vehicles with a fair value of $2.8 billion that were principally related to certain assets that were removed from the CDO conduit, as discussed above. We recorded losses of $3.2 billion, net of insurance, in trading account profits (losses) in 2007 of which $2.7 billion related to written put options and $519 million related to other liquidity support. These losses are included in the $4.0 billion of net writedowns on super senior CDO exposure which is discussed in more detail beginning on page 28.

Asset Acquisition Conduits

We administer two unconsolidated conduits which acquire assets on behalf of our customers. The return on the assets held in the conduits, which consist principally of liquid exchange-traded securities and some leveraged loans, is passed through to our customers through a series of derivative contracts. We consolidate a third conduit which holds subordinated debt securities for our benefit. These conduits obtain funding through the issuance of commercial paper and subordinated certificates to third party investors. Repayment of the commercial paper and certificates is assured by derivative contracts between the Corporation and the conduits, and we are reimbursed through the derivative contracts with our customers. Our performance under the derivatives is collateralized by the underlying assets. Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

Despite the market disruptions in the second half of 2007, the conduits did not experience any material difficulties in issuing commercial paper. The Corporation did not hold a significant amount of commercial paper issued by the conduits at any time during 2007. At December 31, 2007, the weighted average life of commercial paper issued by the conduits was 34 days.

We have no other contractual obligations to the conduits described above, nor do we intend to provide noncontractual or other forms of support.

Customer-Sponsored Conduits

We provide liquidity facilities to conduits that are sponsored by our customers and which provide them with direct access to the commercial paper market. We are typically one of several liquidity providers for a customer’s conduit. We do not provide SBLCs or other forms of credit enhancement to these conduits. Assets of these conduits consist primarily of auto loans, student loans and credit card receivables. The liquidity commitments benefit from structural protections which vary depending upon the program, but given these protections, the exposures are viewed to be of investment grade quality.

These commitments are included in Table 10 in the Obligations and Commitments section. As we typically provide less than 20 percent of the total liquidity commitments to these conduits and do not provide other forms of support, we have concluded that we do not hold a significant variable interest in the conduits and they are not included in our discussion of VIEs in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

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

38	Bank of America 2007

Included in purchase obligations are vendor contracts of $4.9 billion, commitments to purchase securities of $3.7 billion and commitments to purchase loans of $27.1 billion. The most significant of our vendor contracts include communication services, processing services and software contracts. Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plans, Nonqualified Pension Plans and Postretirement Health and Life Plans (the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2007 and 2006, we contributed $243 million and $2.6 billion to the Plans, and we expect to make at least $206 million of con-

tributions during 2008. The following table does not include UTBs of $3.1 billion associated with FIN 48 and tax-related interest and penalties of $573 million.

Debt, lease, equity and other obligations are more fully discussed in Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. The Plans and UTBs are more fully discussed in Note 16 – Employee Benefit Plans and Note 18 – Income Taxes to the Consolidated Financial Statements.

Table 9 presents total long-term debt and other obligations at December 31, 2007.

Table 9   Long-term Debt and Other Obligations

	December 31, 2007
(Dollars in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term debt and capital leases	$30,435	$50,693	$28,115	$88,265	$197,508
Purchase obligations (1)	12,266	21,994	624	842	35,726
Operating lease obligations	2,049	3,405	2,480	8,151	16,085
Other long-term liabilities	493	694	432	480	2,099
Total long-term debt and other obligations	$45,243	$76,786	$31,651	$97,738	$251,418
(1)

Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations.

Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. For lending commitments for which we have elected to account for under SFAS 159, the fair value of the commitment is recorded in accrued expenses and other liabilities. The Corporation also manages certain concentrations of commitments (e.g., bridge financing) through its established “originate to distribute” strategy.

For more information on these commitments and guarantees, including equity commitments, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. For more information on the adoption of SFAS 159, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

We enter into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of our customers. The table below summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At December 31, 2007, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. Government in the amount of $9.9 billion (related outstandings of $193 million) were not included in credit card line commitments in the table below.

Other Commitments

We provided support to cash funds managed within GWIM by purchasing certain assets at fair value and by committing to provide a limited amount of capital to the funds. For more information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Table 10  Credit Extension Commitments

	December 31, 2007
(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Loan commitments	$178,931	$92,153	$106,904	$27,902	$405,890
Home equity lines of credit	8,482	1,828	2,758	107,055	120,123
Standby letters of credit and financial guarantees	31,629	14,493	7,943	8,731	62,796
Commercial letters of credit	3,753	50	33	717	4,553
Legally binding commitments (1)	222,795	108,524	117,638	144,405	593,362
Credit card lines	876,393	17,864	–	–	894,257
Total credit extension commitments	$1,099,188	$126,388	$117,638	$144,405	$1,487,619
(1)

Includes commitments of $47.3 billion to corporation-sponsored multi-seller conduits, $2.3 billion to CDOs, $6.1 billion to municipal bond trusts and $1.7 billion to customer-sponsored conduits at December 31, 2007.

Bank of America 2007	39

Managing Risk

Overview

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a line of business, we effectively manage that business’s ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each line of business and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it.

Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational risk. Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. Liquidity risk is the inability to accommodate liability maturities and deposit withdrawals, fund asset growth and meet contractual obligations through unconstrained access to funding at reasonable market rates. Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, such as interest rate movements. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or external events. The following sections, Strategic Risk Management on page 41, Liquidity Risk and Capital Management beginning on page 41, Credit Risk Management beginning on page 44, Market Risk Management beginning on page 61 and Operational Risk Management beginning on page 68, address in more detail the specific procedures, measures and analyses of the major categories of risk that we manage.

Risk Management Processes and Methods

We have established and continually enhance control processes and use various methods to align risk-taking and risk management throughout our organization. These control processes and methods are designed around “three lines of defense”: lines of business, enterprise functions and Corporate Audit.

The lines of business are the first line of defense and are responsible for identifying, quantifying, mitigating and monitoring all risks within their lines of business, while certain enterprise-wide risks are managed centrally. For example, except for trading-related business activities, interest rate risk associated with our business activities is managed centrally as part of our ALM activities. Line of business management makes and executes the business plan and is closest to the changing nature of risks and, therefore, we believe is best able to take actions to manage and mitigate those risks. Our lines of business prepare periodic self-assessment reports to identify the status of risk issues, including mitigation plans, if appropriate. These reports roll up to executive management to ensure appropriate risk management and oversight, and to identify enterprise-wide issues. Our management processes, structures and policies aid us in complying with laws and regulations and provide clear lines for decision-making and accountability. Wherever practical, we attempt to house decision-making authority as close to the transaction as possible while retaining supervisory control functions from both in and outside of the lines of business.

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

40	Bank of America 2007

Oversight

The Board oversees the risk management of the Corporation through its committees, management committees and the Chief Executive Officer. The Board’s Audit Committee monitors (1) the effectiveness of our internal controls, (2) the integrity of our Consolidated Financial Statements and (3) compliance with legal and regulatory requirements. In addition, the Audit Committee oversees the internal audit function and the independent registered public accountant. The Board’s Asset Quality Committee oversees credit risks and related topics that may impact our assets and earnings. The Finance Committee, a management committee, oversees the development and performance of the policies and strategies for managing the strategic, credit, market, and operational risks to our earnings and capital. The Asset Liability Committee (ALCO), a subcommittee of the Finance Committee, oversees our policies and processes designed to assure sound market risk and balance sheet management. The Global Markets Risk Committee (GRC) has been designated by ALCO as the primary governance authority for Global Markets Risk Management. The Compliance and Operational Risk Committee, a subcommittee of the Finance Committee, oversees our policies and processes designed to assure sound operational and compliance risk management. The Credit Risk Committee (CRC), a subcommittee of the Finance Committee, oversees and approves our adherence to sound credit risk management policies and practices. Certain CRC approvals are subject to the oversight of the Board’s Asset Quality Committee. The Executive Management Team (i.e., Chief Executive Officer and select executives of the management team) reviews our corporate strategies and objectives, evaluates business performance, and reviews business plans including economic capital allocations to the Corporation and lines of business. Management continues to direct corporate-wide efforts to address the Basel Committee on Banking Supervision’s new risk-based capital standards (Basel II). The Audit Committee and Finance Committee oversee management’s plans to comply with Basel II. For additional information, see the Basel II discussion on page 43 and Note 15 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section beginning on page 68 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

One of the key tools we use to manage strategic risk is economic capital allocation. Through the economic capital allocation process, we effectively manage each line of business’s ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Economic capital allocation plans for the lines of business are incorporated into the Corporation’s operating plan that is approved by the Board on an annual basis.

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

We manage liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and nonbanking subsidiaries. The second is the liquidity of the banking subsidiaries. The management of liquidity at both levels is essential because the parent company and banking subsidiaries have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. Through ALCO, the Finance Committee is responsible for establishing our liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. Corporate Treasury is responsible for planning and executing our funding activities and strategy.

In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maintaining direct relationships with wholesale market funding providers, and maintaining the ability to liquefy certain assets when, and if, requirements warrant.

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

Bank of America 2007	41

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. The credit ratings of Bank of America Corporation and Bank of America, N.A. are reflected in the table below.

Table 11  Credit Ratings

December 31, 2007
	Bank of America Corporation			Bank of America, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Short-term Borrowings	Long-term Debt
Moody’s Investors Service	Aa1	Aa2	P-1	P-1	Aaa
Standard & Poor’s	AA	AA-	A-1+	A-1+	AA+
Fitch Ratings	AA	AA-	F1+	F1+	AA

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

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund the holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. This measure assumes that the parent company is unable to generate funds from debt or equity issuance, receives no dividend income from subsidiaries, and no longer pays dividends to shareholders while continuing to meet nondiscretionary uses needed to maintain bank operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered the “Time to Required Funding.” ALCO approves the target range set for this metric, in months, and monitors adherence to the target. Maintaining excess parent company cash ensures that “Time to Required Funding” remains in the target range of 21 to 27 months and is the primary driver of the timing and amount of the Corporation’s debt issuances. As of December 31, 2007 “Time to Required Funding” was 19 months compared to 24 months at December 31, 2006. The reduction reflects the funding of the LaSalle acquisition for $21.0 billion in cash which closed on October 1, 2007. We had anticipated in the fourth quarter of 2007 that the “Time to Required Funding” would decrease slightly below our target range as a result of the funding of the LaSalle acquisition. We anticipate returning to our target range in 2008 due in part to the issuance of preferred stock in the first quarter of 2008. For additional information on our recent preferred stock issuances, see the Preferred Stock discussion on page 44.

The primary sources of funding for our banking subsidiaries include customer deposits and wholesale market–based funding. Primary uses of funds for the banking subsidiaries include growth in the core asset portfolios, including loan demand, and in the ALM portfolio. We use the ALM portfolio primarily to manage interest rate risk and liquidity risk.

One ratio that can be used to monitor the stability of funding composition is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic core deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic core deposits. The ratio was 127 percent at December 31, 2007 compared to 118 percent at

December 31, 2006. The increase was primarily attributable to organic growth in the loan and lease portfolio, and a decision to retain a larger share of mortgage production on the Corporation’s balance sheet.

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

Regulatory Capital

At December 31, 2007, the Corporation operated its banking activities primarily under three charters: Bank of America, N.A., FIA Card Services, N.A. and LaSalle Bank, N.A. As a regulated financial services company, we are governed by certain regulatory capital requirements. At December 31, 2007 and 2006, the Corporation, Bank of America, N.A., and FIA Card Services, N.A., were classified as “well-capitalized” for regulatory purposes, the highest classification. At December 31, 2007, LaSalle Bank, N.A. was also classified as “well-capitalized” for regulatory purposes. There have been no conditions or events since December 31, 2007 that management believes have changed the Corporation’s, Bank of America, N.A.’s, FIA Card Services, N.A.’s, and LaSalle Bank, N.A.’s capital classifications.

42	Bank of America 2007

Table 12 Reconciliation of Tier 1 and Total Capital	December 31
(Dollars in millions)	2007	2006
Tier 1 Capital
Total shareholders’ equity	$146,803	$135,272
Goodwill	(77,530)	(65,662)
Nonqualifying intangible assets (1)	(5,239)	(3,782)
Effect of net unrealized (gains) losses on AFS debt and marketable equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax	(2,149)	6,565
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,301	1,428
Trust securities (2)	16,863	15,942
Other	3,323	1,301
Total Tier 1 Capital	83,372	91,064
Long-term debt qualifying as Tier 2 Capital	31,771	24,546
Allowance for loan and lease losses	11,588	9,016
Reserve for unfunded lending commitments	518	397
Other (3)	6,471	203
Total Capital	$133,720	$125,226
(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships and other intangibles.
(2)	Trust securities are net of unamortized discounts.
(3)	Includes 45 percent, or $6.0 billion, of the pre-tax fair value adjustment related to the Corporation’s stock investment in CCB.

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

The Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At December 31, 2007, our restricted core capital elements comprised 20.3 percent of total core capital elements. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

Table 12 reconciles the Corporation’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB, the FDIC, and the OCC at December 31, 2007 and 2006.

At December 31, 2007, the Corporation’s Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 6.87 percent, 11.02 percent, and 5.04 percent, respectively. During 2007, the Corporation completed its acquisitions of U.S. Trust Corporation for $3.3 billion in cash and LaSalle for $21.0 billion in cash. As a result of these acquisitions, the Corporation’s Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios were reduced by approximately 130 bps, 145 bps and 90 bps, respectively, at December 31, 2007.

In January 2008, we issued 240 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K with a par value of $0.01 per share for $6.0 billion. The fixed rate is 8.00 percent through January 29, 2018 and then adjusts to three-month LIBOR plus 363 bps thereafter. In addition, we issued 6.9 million shares of Bank of America Corporation 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L with a par value of $0.01 per share for

$6.9 billion. Based on December 31, 2007 balances, the Corporation’s Tier 1 and Total Capital ratios are expected to increase by approximately 105 bps and its Tier 1 Leverage ratio is expected to increase by approximately 75 bps as a result of these issuances. See Note 15 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements for more information on the Corporation’s regulatory capital.

Basel II

In June 2004, the Basel II Accord was published with the intent of more closely aligning regulatory capital requirements with underlying risks. Similar to economic capital measures, Basel II seeks to address credit risk, market risk and operational risk.

While economic capital is measured to cover unexpected losses, the Corporation also maintains a certain threshold in terms of regulatory capital to adhere to legal standards of capital adequacy. These thresholds or leverage ratios will continue to be utilized for the foreseeable future.

On December 7, 2007, the U.S. regulatory agencies published the final Basel II rules (Basel II Rules). The Basel II Rules establish requirements for the U.S. implementation and provide detailed capital requirements for credit and operational risk under Pillar 1, supervisory requirements under Pillar 2 and disclosure requirements under Pillar 3. We are still awaiting final rules for market risk requirements under Basel II.

The Basel II Rules allow U.S. financial institutions to begin parallel reporting as early as 2008. During the parallel period, the resulting capital calculations under both the current (Basel I) rules and the Basel II Rules should be reported to the financial institutions’ regulatory supervisors for examination and compliance for at least four consecutive quarterly periods. Once the parallel period and subsequent three-year transition period are successfully completed, the financial institution will utilize Basel II as their means of capital adequacy assessment, measurement and reporting and discontinue use of Basel I. We continue execution efforts to ensure preparedness with all Basel II requirements. The goal is to achieve full compliance by the end of the three-year implementation period in 2011. Further, internationally Basel II was implemented in several countries during the second half of 2007, while others will begin implementation in 2008 and 2009.

Bank of America 2007	43

Dividends

In 2007, the Corporation paid cash dividends of $10.7 billion on its common stock. Effective for the third quarter 2007 dividend, the Board increased the quarterly cash dividend 14 percent from $0.56 to $0.64 per share. In October 2007, the Board declared a fourth quarter cash dividend of $0.64 which was paid on December 28, 2007 to common shareholders of record on December 7, 2007. In January 2008, the Board authorized a quarterly cash dividend of $0.64 per common share payable on March 28, 2008 to shareholders of record on March 7, 2008.

In 2007, the Corporation paid a total of $182 million in cash dividends on its various series of preferred stock. In January 2008, we also declared five dividends in regards to preferred stock. The first was a $1.75 regular quarterly cash dividend on the 7 percent Cumulative Redeemable Preferred Stock, Series B, payable April 25, 2008 to shareholders of record on April 11, 2008. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the 6.204% Non-Cumulative Preferred Stock, Series D, payable March 14, 2008 to shareholders of record on February 29, 2008. The third was a regular quarterly cash dividend of $0.33342 per depositary share on the Floating Rate Non-Cumulative Preferred Stock, Series E, payable on February 15, 2008 to shareholders of record on January 31, 2008. The fourth was a regular quarterly cash dividend of $0.41406 per depositary share on the 6.625% Non-Cumulative Preferred Stock, Series I, payable April 1, 2008 to shareholders of record on March 15, 2008. The fifth was the initial cash dividend of $0.35750 per depositary share on the 7.25% Non-Cumulative Preferred Stock, Series J, payable on February 1, 2008 to shareholders of record on January 15, 2008.

Common Share Repurchases

We expect to continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We repurchased approximately 73.7 million shares of common stock in 2007 which more than offset the 53.5 million shares issued under employee stock plans.

In January 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion to be completed within a period of 12 to 18 months of which the lesser of approximately $13.5 billion, or 189.4 million shares, remains available for repurchase under the program at December 31, 2007.

Preferred Stock

In January 2008, we issued 240 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K with a par value of $0.01 per share for $6.0 billion. The fixed rate is 8.00 percent through January 29, 2018 and then adjusts to three-month LIBOR plus 363 bps thereafter. In addition, we issued 6.9 million shares of Bank of America Corporation 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L with a par value of $0.01 per share for $6.9 billion.

In November and December 2007, the Corporation issued 41 thousand shares of Bank of America Corporation 7.25% Non-Cumulative Preferred Stock, Series J, with a par value of $0.01 per share for $1.0 billion.

In September 2007, the Corporation issued 22 thousand shares of Bank of America Corporation 6.625% Non-Cumulative Preferred Stock, Series I, with a par value of $0.01 per share for $550 million.

For additional information on the issuance and redemption of preferred stock, see Note 14 – Shareholders’ Equity and Earnings per Common Share to the Consolidated Financial Statements.

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, derivatives, trading account assets, assets held-for-sale, deposit overdrafts and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. Derivative positions, trading account assets and assets held-for-sale are recorded at fair value, or the lower of cost or fair value. Loans and unfunded commitments, which the Corporation elected to account for at fair value in accordance with SFAS 159, are also recorded at fair value. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustment recorded in earnings in the period incurred. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Note 4 – Derivatives and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as held loans. In addition to the discussion of credit quality statistics of both held and managed loans included in this section, refer to the Card Services discussion beginning on page 22. For additional information on our managed portfolio and securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.

The financial market conditions that existed in the second half of 2007 have continued to affect the economy and the financial services sector in 2008. It remains unclear what impact the housing downturn, declines in real estate values and the overall economic slowdown will ultimately have and how long these conditions will exist. We expect that certain industry sectors, in particular those that are dependent on the housing sector, and certain geographic regions, will experience further stress. Continued deterioration of the housing market, including recessionary conditions, will negatively impact the credit quality of our consumer portfolio as well as the credit quality of the consumer dependent sectors of our commercial portfolio and will result in a higher provision for credit losses in future periods. The degree of the impact will be dependent upon the duration and severity of the housing downturn. As part of our credit risk management culture, we continually evaluate our credit standards and adjust them to be consistent with changes in the environment. For exam-

44	Bank of America 2007

ple, we have adjusted our underwriting criteria, as well as enhanced our line management and collection strategies across the consumer businesses. In the commercial businesses, we have increased the frequency of portfolio monitoring and are aggressively managing exposure when we begin to see signs of deterioration.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, operating processes and metrics to quantify and balance risks and returns. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a critical component of our consumer credit risk management process and are used in the determination of both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for credit losses, and economic capital allocations for credit risk.

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Management of Consumer Credit Risk Concentrations

Consumer credit risk is evaluated and managed with a goal that credit concentrations do not result in undesirable levels of risk. We review, measure and manage credit exposure in numerous ways such as by product and geography in order to achieve the desired mix. Additionally, to enhance our overall risk management strategy credit protection is purchased on certain portions of our portfolio.

Our consumer loan portfolio in the states of California, Florida, New York and Texas represented in aggregate 43 percent and 42 percent of total managed consumer loans at December 31, 2007 and 2006. Our consumer loan portfolio in the state of California represented approximately 24 percent and 23 percent of total managed consumer loans at December 31, 2007 and 2006, primarily driven by the consumer real estate portfolio. Our consumer loan portfolio in the state of Florida is our second largest concentration and represented approximately eight percent of total managed consumer loans at both December 31, 2007 and 2006, primarily driven by the consumer real estate portfolio. New York and Texas represented six percent and five percent of total managed consumer loans at both December 31, 2007 and 2006. No state other than California, and no single Metropolitan Statistical Area (MSA) within California represented more than 10 percent of the total managed consumer portfolio. No other single state represented over five percent of total managed consumer loans.

We have mitigated a portion of our credit risk in our residential mortgage loan portfolio by using synthetic securitizations. These agreements are cash collateralized and will reimburse us in the event that losses exceed established loss levels. As of December 31, 2007 and 2006, approximately $140.0 billion and $130.0 billion of mortgage loans were protected by these agreements. In addition, we have entered into credit protection agreements with government-sponsored agencies on approximately $33.0 billion and $5.0 billion as of December 31, 2007 and 2006, providing full protection on conforming residential mortgage loans that become severely delinquent. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At December 31, 2007 and 2006, these transactions had the cumulative effect of reducing our risk-weighted assets by $49.0 billion and $36.4 billion, and resulted in increases of 27 bps and 30 bps in our Tier 1 Capital ratio at December 31, 2007 and 2006.

Bank of America 2007	45

Table 13  Consumer Loans and Leases

	December 31						Year Ended December 31
	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (3)		Net Charge- offs/Losses		Net Charge-off/ Loss Ratios (4)
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Held basis
Residential mortgage	$274,949	$241,181	$1,999	$660	$237	$118	$57	$39	0.02%	0.02%
Credit card – domestic	65,774	61,195	n/a	n/a	1,855	1,991	3,063	3,094	5.29	4.85
Credit card – foreign	14,950	10,999	n/a	n/a	272	184	378	225	3.06	2.46
Home equity (5)	114,834	87,893	1,340	291	–	–	274	51	0.28	0.07
Direct/Indirect consumer (5, 6)	76,844	59,378	8	2	745	378	1,373	610	1.95	1.14
Other consumer (5, 7)	3,850	5,059	95	77	4	7	278	217	6.54	2.97
Total held	551,201	465,705	3,442	1,030	3,113	2,678	5,423	4,236	1.07	1.01
Securitization impact	108,646	110,151	2	2	2,764	2,407	5,003	3,371	4.54	3.22
Total consumer loans and leases – managed	$659,847	$575,856	$3,444	$1,032	$5,877	$5,085	$10,426	$7,607	1.69	1.45
Managed basis
Residential mortgage	$278,733	$245,840	$1,999	$660	$237	$118	$57	$39	0.02%	0.02%
Credit card – domestic	151,862	142,599	n/a	n/a	4,170	3,828	6,960	5,395	4.91	3.89
Credit card – foreign	31,829	27,890	n/a	n/a	714	608	1,254	980	4.24	3.95
Home equity (5)	115,009	88,202	1,342	293	–	–	274	51	0.28	0.07
Direct/Indirect consumer (5, 6)	78,564	66,266	8	2	752	524	1,603	925	2.14	1.49
Other consumer (5, 7)	3,850	5,059	95	77	4	7	278	217	6.54	2.97
Total consumer loans and leases – managed	$659,847	$575,856	$3,444	$1,032	$5,877	$5,085	$10,426	$7,607	1.69	1.45
(1)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged-off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases were 0.62 percent and 0.22 percent on a held basis, and 0.52 percent and 0.18 percent on a managed basis at December 31, 2007 and 2006.

(3)

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.57 percent and 0.58 percent on a held basis, and 0.89 percent and 0.88 percent on a managed basis at December 31, 2007 and 2006.

(4)

Net charge-off/loss ratios are calculated as held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the year for each loan and lease category.

(5)

Home equity loan balances previously included in direct/indirect consumer and other consumer were reclassified to home equity to conform to current year presentation. Additionally, certain foreign consumer balances were reclassified from other consumer to direct/indirect consumer to conform to current year presentation.

(6)	Outstandings include foreign consumer loans of $3.4 billion and $3.9 billion at December 31, 2007 and 2006.
(7)	Outstandings include foreign consumer loans of $829 million and $2.3 billion and consumer finance loans of $3.0 billion and $2.8 billion at December 31, 2007 and 2006.
n/a	= not applicable

Consumer Credit Portfolio

Table 13 presents our held and managed consumer loans and leases, and related credit quality information for 2007 and 2006. Overall, consumer credit quality indicators deteriorated from the favorable levels experienced in 2006. Weakness in the housing markets resulted in rising credit risk, most notably in home equity.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 50 percent of held consumer loans and leases and 42 percent of managed consumer loans and leases at December 31, 2007. Approximately 24 percent of the managed residential portfolio is in GCSBB and GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our customers. The remaining portion of the managed portfolio is mostly in All Other, and is comprised of purchased and originated residential mortgage loans used in our overall ALM activities.

Residential mortgage loans to borrowers in the state of California represented 34 percent and 33 percent of total residential mortgage loans at December 31, 2007 and 2006. The Los Angeles-Long Beach-Santa Ana MSA within California represented 11 percent of the total residential mortgage portfolio at both 2007 and 2006. In addition, residential mortgage loans to borrowers in the state of Florida represented six percent and seven percent of the total residential mortgage portfolio at December 31, 2007 and 2006. No single MSA within Florida represented more than 10 percent of the residential mortgage portfolio at December 31, 2007 and 2006. A portion of our credit risk on 68 percent and 56 percent of our residential mortgage loans in California and Florida was mitigated through the purchase of credit protection. See Management of Consumer Credit Risk Concentrations beginning on page 45 for more information.

On a held basis, outstanding loans and leases increased $33.8 billion at December 31, 2007 compared to 2006 driven by retained mortgage production and the acquisition of LaSalle. Nonperforming balances increased $1.3 billion due to portfolio seasoning reflective of growth in the business and the impact of the weak housing market. At December 31, 2007 and 2006, loans past due 90 days or more and still accruing interest of $237 million and $118 million were related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

Due to current market conditions, members of the mortgage servicing industry are evaluating a number of programs for identifying subprime residential mortgage loan borrowers who are at risk of default and offering loss mitigation strategies, including repayment plans and loan modifications, to such borrowers. Generally these programs require that the borrower and subprime residential mortgage loan meet certain criteria in order to qualify for a modification. The SEC’s Office of the Chief Accountant (OCA) noted that if certain loan modification requirements are met, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140. We do not currently originate or service significant subprime residential mortgage loans, nor do we hold a significant amount of beneficial interests in QSPE securitizations of subprime residential mortgage loans. We do not expect that the implementation of these programs will have a significant impact on our financial condition and results of operations.

46	Bank of America 2007

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Card Services. Outstandings in the held domestic credit card loan portfolio increased $4.6 billion in 2007 compared to 2006 due to organic growth in the portfolio partially offset by an increase in securitized levels. The $136 million decrease in held domestic loans past due 90 days or more and still accruing interest was driven by the addition of higher loss profile accounts to the securitization trust and an increased level of securitizations partially offset by portfolio seasoning.

Net charge-offs for the held domestic portfolio decreased $31 million to $3.1 billion, or 5.29 percent of total average held credit card – domestic loans compared to 4.85 percent (5.00 percent excluding the impact of SOP 03-3) in 2006. Net charge-offs decreased primarily due to the addition of higher loss profile accounts to the securitization trust and an increased level of securitizations as well as the absence of 2006 charge-offs related to changes made in credit card minimum payment requirements. These decreases were partially offset by portfolio seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform.

Managed domestic credit card outstandings increased $9.3 billion to $151.9 billion in 2007 compared to 2006 due to an increase in retail and cash volumes and lower payment rates. Managed net losses increased $1.6 billion to $7.0 billion, or 4.91 percent of total average managed domestic loans compared to 3.89 percent (3.96 percent excluding the impact of SOP 03-3) in 2006. The increases were primarily due to portfolio seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform.

See page 48 for a discussion of the impact of SOP 03-3 on managed losses and net charge-offs.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Card Services. Outstandings in the held foreign credit card loan portfolio increased $4.0 billion to $15.0 billion in 2007 compared to 2006 due to the strengthening of foreign currencies against the U.S. dollar, organic growth and portfolio acquisitions. Net charge-offs for the held foreign portfolio increased $153 million to $378 million, or 3.06 percent of total average held credit card – foreign loans compared to 2.46 percent (3.05 percent excluding the impact of SOP 03-3) in 2006. The increases in held net charge-offs were due to seasoning of the European portfolio and strengthening of foreign currencies against the U.S. dollar.

Managed foreign credit card outstandings increased $3.9 billion to $31.8 billion in 2007 compared to 2006 due to the same reasons as the increase in held outstandings stated above. Net losses for the managed foreign portfolio increased $274 million to $1.3 billion, or 4.24 percent of total average managed credit card – foreign loans compared to 3.95 percent (4.17 percent excluding the impact of SOP 03-3) in 2006. The increases in managed net losses were due to the same reasons as the increases in held net charge-offs stated above.

See page 48 for a discussion of the impact of SOP 03-3 on managed losses and net charge-offs.

Home Equity

At December 31, 2007, approximately 74 percent of the managed home equity portfolio was included in GCSBB, while the remainder of the portfolio was mostly in GWIM. This portfolio consists of both revolving and non-revolving first and second lien residential mortgage loans and lines of credit. On a held basis, outstanding home equity loans increased $26.9 billion, or 31 percent, at December 31, 2007 compared to 2006, largely due to organic home equity production and the LaSalle acquisition.

Nonperforming home equity loans increased $1.0 billion and net charge-offs increased $223 million to $274 million or 0.28 percent of total average held home equity loans compared to 0.07 percent in 2006. These increases were driven by deterioration in the housing markets, including significant declines in home prices in certain geographic areas, as well as the seasoning of the portfolio reflective of growth. Although it remains unclear how long the recent and accelerated declines in the consumer housing markets will continue, this recent deterioration will negatively impact our home equity portfolio and will result in a higher provision for credit losses.

Direct/Indirect Consumer

At December 31, 2007, approximately 50 percent of the managed direct/indirect portfolio was included in Business Lending (automotive, marine, motorcycle and recreational vehicle loans); 44 percent was included in GCSBB (student and other non-real estate secured and unsecured personal loans) and the remainder was included in GWIM (other non-real estate secured and unsecured personal loans).

On a held basis, outstanding loans and leases increased $17.5 billion in 2007 compared to 2006 due to growth in the Card Services unsecured lending product, retail automotive portfolio purchases and reduced securitization activity. Loans past due 90 days or more and still accruing interest increased $367 million due to portfolio seasoning reflective of growth in the businesses and reduced securitization activity. Net charge-offs increased $763 million to $1.4 billion, or 1.95 percent of total average held direct/indirect loans compared to 1.14 percent (1.36 percent excluding the impact of SOP 03-3) in 2006. The increases were primarily driven by growth, seasoning and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform in the Card Services unsecured lending portfolio, growth, seasoning and deterioration in the retail automotive and other dealer-related portfolios and the impact of the Corporation discontinuing sales of receivables into the unsecured lending trust.

Managed direct/indirect loans outstanding increased $12.3 billion to $78.6 billion in 2007 compared to 2006, driven by growth in the Card Services unsecured lending product and retail automotive portfolio purchases. Net losses for the managed loan portfolio increased $678 million to $1.6 billion, or 2.14 percent of total average managed direct/indirect loans compared to 1.49 percent (1.69 percent excluding the impact of SOP 03-3) in 2006. The increases were primarily driven by growth, seasoning and increases from the unusually low loss levels experienced in 2006 post bankruptcy reform in the Card Services unsecured lending portfolio and higher losses in the retail automotive and other dealer-related portfolios due to growth, seasoning and deterioration.

See page 48 for a discussion of the impact of SOP 03-3 on managed losses and net charge-offs.

Other Consumer

At December 31, 2007, approximately 78 percent of the other consumer portfolio was primarily associated with the portfolios from certain consumer finance businesses that we have previously exited and was included in All Other. The remainder consisted of the foreign consumer loan portfolio which was mostly included in Card Services. Other consumer outstanding loans and leases decreased $1.2 billion, or 24 percent, at December 31, 2007 compared to December 31, 2006, driven mainly by the sale of our Latin American operations. The Corporation classifies deposit overdraft charge-offs as other consumer. Net charge-offs increased $61 million, or 357 bps, compared to 2006 driven by overdraft net charge-offs associated with deposit account growth.

Bank of America 2007	47

SOP 03-3

SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of this SOP (categories of loans for which it is probable, at the time of acquisition, that all amounts due according to the contractual terms of the loan agreement will not be collected). The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

In accordance with SOP 03-3, certain acquired loans of LaSalle in 2007 and MBNA in 2006 that were considered impaired were written down to fair value at the acquisition date. Therefore, reported net charge-offs and managed net losses were lower since these impaired loans that would have been charged off during the period were reduced to fair value as of the acquisition date. SOP 03-3 does not apply to the acquired loans that have been securitized as they are not held on the Corporation’s Balance Sheet.

Consumer net charge-offs, managed net losses, and associated ratios excluding the impact of SOP 03-3 for 2007 and 2006 are presented in Table 14. Management believes that excluding the impact of SOP 03-3 provides a more accurate reflection of portfolio credit quality.

Table 14  Consumer Net Charge-offs/Managed Net Losses (Excluding the Impact of SOP 03-3) (1, 2, 3, 4)

	Held				Managed
	Net Charge-offs		Ratio		Net Losses		Ratio
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Residential mortgage	$59	$39	0.02%	0.02%	$59	$39	0.02%	0.02%
Credit card – domestic	3,063	3,193	5.29	5.00	6,960	5,494	4.91	3.96
Credit card – foreign	378	278	3.06	3.05	1,254	1,033	4.24	4.17
Home equity	282	51	0.29	0.07	282	51	0.29	0.07
Direct/Indirect consumer	1,375	729	1.96	1.36	1,605	1,044	2.14	1.69
Other consumer	278	217	6.54	2.97	278	217	6.54	2.97
Total consumer	$5,435	$4,507	1.07	1.07	$10,438	$7,878	1.69	1.50
(1)	Excluding the impact of SOP 03-3 is a non-GAAP financial measure. The impact of SOP 03-3 on average outstanding held and managed consumer loans and leases in 2007 and 2006 was not material.
(2)

Net charge-off/loss ratios are calculated as held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the year for each loan and lease category.

(3)

Historical ratios have been adjusted for home equity, direct/indirect consumer and other consumer due to the reclassification of home equity loan balances from direct/indirect consumer to home equity, and certain foreign consumer loans from other consumer to direct/indirect consumer.

(4)

Including the impact of SOP 03-3 would decrease net charge-offs on residential mortgage $2 million, home equity $8 million, direct/indirect consumer $2 million in 2007. Including the impact of SOP 03-3 would decrease net charge-offs on credit card – domestic $99 million, credit card – foreign $53 million and direct/indirect consumer $119 million in 2006.

48	Bank of America 2007

Table 15  Nonperforming Consumer Assets Activity (1)

(Dollars in millions)	2007	2006
Nonperforming loans and leases
Balance, January 1	$1,030	$785
Additions to nonperforming loans and leases:
LaSalle balance, October 1, 2007	232	–
New nonaccrual loans and leases	3,829	1,432
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(260)	(157)
Sales	–	(117)
Returns to performing status (2)	(855)	(698)
Charge-offs (3)	(374)	(150)
Transfers to foreclosed properties	(152)	(65)
Transfers to loans held-for-sale	(8)	–
Total net additions to nonperforming loans and leases	2,412	245
Total nonperforming loans and leases, December 31	3,442	1,030
Foreclosed properties
Balance, January 1	59	61
Additions to foreclosed properties:
LaSalle balance, October 1, 2007	70	–
New foreclosed properties	468	159
Reductions in foreclosed properties:
Sales	(82)	(76)
Writedowns	(239)	(85)
Total net additions to (reductions in) foreclosed properties	217	(2)
Total foreclosed properties, December 31	276	59
Nonperforming consumer assets, December 31	$3,718	$1,089
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.62%	0.22%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.67	0.23
(1)	Balances do not include nonperforming loans held-for-sale included in other assets of $95 million and $30 million in 2007 and 2006.
(2)

Consumer loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(3)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

Nonperforming Consumer Assets Activity

Table 15 presents the additions and reductions to nonperforming assets in the held consumer portfolio during 2007 and 2006. Net additions to nonperforming loans and leases in 2007 were $2.4 billion compared to $245 million in 2006. The increase in 2007 was driven by seasoning of the home equity and residential mortgage portfolios reflective of growth in these businesses and the weakening housing market. The nonperforming consumer loans and leases ratio increased 40 bps compared to 2006 driven by increases in the home equity and residential mortgage portfolios, especially in geographic regions most impacted by home price declines and in part due to our Community Reinvestment Act portfolio. These factors also drove the increase in foreclosed properties of $217 million and home price declines drove higher writedowns.

Commercial Portfolio Credit Risk Management

Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of their financial position. As part of the overall credit risk assessment of a borrower or counterparty, most of our commercial credit exposure or transactions are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the financial condition, cash flow or financial situation of a borrower or counterparty. We use risk rating aggregations to measure and evaluate concentrations within portfolios.

Risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations.

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Management of Commercial Credit Risk Concentrations

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 19, 21, 24 and 25 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

Bank of America 2007	49

From the perspective of portfolio risk management, customer concentration management is most relevant in GCIB. Within that segment’s Business Lending and CMAS businesses, we facilitate bridge financing (high grade debt, high yield debt, CMBS and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for our clients. These concentrations are managed in part through our established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches and/or equity. In many cases, these offers to finance will not be accepted. If accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where we have a binding commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios and forward calendar, and a higher potential for writedown or loss unless the terms of the commitment can be modified and/or an orderly disposition of the exposure can be made.

The Corporation’s share of the leveraged finance and CMBS forward calendars were $12.2 billion and $2.0 billion, respectively, at December 31, 2007. Funded leveraged finance and CMBS exposure included in assets held-for-sale totaled $6.1 billion and $13.7 billion at December 31, 2007. The funded CMBS exposure includes amounts assumed with the acquisition of LaSalle. The funded CMBS debt consisted of $6.9 billion of floating-rate acquisition related financings to major, well known operating companies. In addition, of the CMBS forward calendar, $1.1 billion were floating-rate acquisition related financings. Writedowns were taken on both funded and forward calendar commitments to reflect the current market prices, if available, or the estimated price at which the exposures could be distributed in the market. In the first quarter of 2008 the leveraged finance markets began to experience disruptions similar to those experienced in the second half of 2007 and it is unclear what impact these conditions will have on our results.

Prior to January 1, 2007, the Corporation accounted for all loans in the held-to-maturity portfolio on a historical cost basis and incurred losses on this portfolio were charged against the allowance for loan and lease losses. Effective January 1, 2007, the Corporation elected to account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159.

The Corporation initially adopted the fair value option for $4.0 billion of outstanding commercial loans as of January 1, 2007 and recorded pre-tax net losses of $21 million (net of adjustments related to the allowance for loan and lease losses and direct loan origination fees and costs) representing the excess of carrying value over fair value of the funded loans, with the after-tax amount recorded in retained earnings. The Corporation also initially adopted the fair value option for $21.1 billion of unfunded commercial commitments, including letters of credit, as of January 1, 2007, and recorded pre-tax net losses of $321 million (net of associated adjustments related to the reserve for unfunded lending commitments) representing the difference between the carrying value and the fair value of the unfunded lending commitments, with the after-tax amount recorded in retained earnings.

After the initial application of SFAS 159, any fair value adjustment upon origination and subsequent changes in the fair value of loans and unfunded commitments is recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are no longer used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. The remaining Commercial Credit Portfolio tables have been modified to exclude loans and unfunded commitments that are carried at fair value and to adjust certain ratios for this accounting change. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on the adoption of SFAS 159.

At December 31, 2007, outstanding commercial loans measured at fair value had an aggregate fair value of $4.59 billion recorded in loans and leases and included commercial – domestic loans of $3.50 billion, commercial – foreign loans of $790 million and commercial real estate loans of $304 million. The Corporation recorded net losses of $139 million in other income resulting from changes in the fair value of the loan portfolio during 2007.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $660 million and were recorded in accrued expenses and other liabilities. The December 31, 2007 aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $20.9 billion. Net losses resulting from changes in fair value of commitments and letters of credit of $274 million were recorded in other income during 2007.

Commercial Credit Portfolio

Commercial credit quality indicators deteriorated from favorable levels experienced in 2006, in part attributable to the weakness in the housing and financial markets. The loans and leases net charge-off ratio increased to 0.40 percent from 0.13 percent a year ago. The increase was principally attributable to seasoning and deterioration in our small business portfolio in GCSBB as well as a lower level of commercial recoveries in GCIB and GWIM. Excluding small business commercial – domestic the total commercial net charge-off ratio was 0.08 percent compared to a net recovery ratio of 0.03 percent in 2006, primarily due to a lower level of recoveries in 2007. The nonperforming loan and commercial utilized criticized exposure ratios were 0.67 percent and 4.17 percent at December 31, 2007 compared to 0.31 percent and 2.20 percent at December 31, 2006, mostly related to the addition of LaSalle and exposure to the homebuilder and mortgage lender sectors.

50	Bank of America 2007

Table 16 presents our commercial loans and leases and related credit quality information for 2007 and 2006.

Table 16   Commercial Loans and Leases

	December 31						Year Ended December 31
	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)		Net Charge-offs (3)		Net Charge-off Ratios (4)
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Commercial loans and leases
Commercial – domestic (5)	$190,541	$148,255	$869	$505	$119	$66	$138	$(25)	0.09%	(0.02)%
Commercial real estate (6)	61,298	36,258	1,099	118	36	78	47	3	0.11	0.01
Commercial lease financing	22,582	21,864	33	42	25	26	2	(28)	0.01	(0.14)
Commercial – foreign	28,376	20,681	19	13	16	9	1	(8)	–	(0.04)
	302,797	227,058	2,020	678	196	179	188	(58)	0.08	(0.03)
Small business commercial – domestic (7)	17,756	13,727	135	79	427	199	869	361	5.57	3.00
Total measured at historical cost	320,553	240,785	2,155	757	623	378	1,057	303	0.40	0.13
Total measured at fair value (8)	4,590	n/a	–	n/a	–	n/a	n/a	n/a	n/a	n/a
Total commercial loans and leases	$325,143	$240,785	$2,155	$757	$623	$378	$1,057	$303	0.40	0.13
(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost were 0.67 percent and 0.31 percent at December 31, 2007 and 2006. Including commercial loans and leases measured at fair value the ratio would have been 0.66 percent at December 31, 2007.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases measured at historical cost were 0.19 percent and 0.16 percent at December 31, 2007 and 2006. Including commercial loans and leases measured at fair value the ratio would have remained unchanged at December 31, 2007.

(3)

Includes a reduction in net charge-offs on commercial – domestic of $34 million, commercial – real estate of $27 million and commercial lease financing of $2 million as a result of the impact of SOP 03-3 for 2007. Includes a reduction to small business commercial – domestic of $17 million as a result of the impact of SOP 03-3 for 2006. The impact of SOP 03-3 on average outstanding loans and leases was not material.

(4)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases measured at historical cost during the year for each loan and lease category.
(5)	Excludes small business commercial – domestic loans.
(6)	Outstandings include domestic commercial real estate loans of $60.2 billion and $35.7 billion, and foreign commercial real estate loans of $1.1 billion and $578 million at December 31, 2007 and 2006.
(7)	Small business commercial – domestic is primarily card related.
(8)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion, commercial – foreign loans of $790 million and commercial real estate loans of $304 million at December 31, 2007.

n/a = not applicable

Table 17 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. The increase in 2007 to commercial committed exposure was due to the addition of LaSalle and organic growth as discussed in the sections on the following pages. The increase in derivative assets of $11.2 billion was centered in credit derivatives, interest rate and foreign exchange contracts, and was driven by growth in the businesses, widening credit spreads and the strengthening of foreign currencies against the U.S. dollar.

Table 17   Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Loans and leases	$325,143	$240,785	$329,396	$269,937	$654,539	$510,722
Standby letters of credit and financial guarantees	58,747	48,729	4,049	4,277	62,796	53,006
Derivative assets (5)	34,662	23,439	–	–	34,662	23,439
Assets held-for-sale (6)	26,475	23,904	1,489	1,136	27,964	25,040
Commercial letters of credit	4,413	4,258	140	224	4,553	4,482
Bankers’ acceptances	2,411	1,885	2	1	2,413	1,886
Securitized assets	790	1,292	–	–	790	1,292
Foreclosed properties	75	10	–	–	75	10
Total commercial credit exposure	$452,716	$344,302	$335,076	$275,575	$787,792	$619,877
(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure at December 31, 2007 includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $4.59 billion and letters of credit at notional value of $1.1 billion.

(3)	Total commercial unfunded exposure at December 31, 2007 includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $19.8 billion.
(4)	Excludes unused business card lines which are not legally binding.
(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $12.8 billion and $7.3 billion at December 31, 2007 and 2006. In addition to cash collateral, derivative assets are also collateralized by $8.5 billion and $7.6 billion of primarily other marketable securities at December 31, 2007 and 2006 for which credit risk has not been reduced.

(6)

Total commercial committed exposure consists of $23.9 billion and $11.0 billion of commercial loans held-for-sale exposure (e.g., commercial mortgage and leveraged finance) and $4.1 billion and $14.0 billion of investments held-for-sale exposure at December 31, 2007 and 2006.

Bank of America 2007	51

Table 18   Commercial Utilized Criticized Exposure (1, 2)

	December 31, 2007		December 31, 2006
(Dollars in millions)	Amount	Percent (3)	Amount	Percent (3)
Commercial – domestic (4)	$8,829	3.37%	$4,803	2.39%
Commercial real estate	6,825	10.35	806	1.98
Commercial lease financing	594	2.63	504	2.31
Commercial – foreign	509	0.98	571	1.32
	16,757	4.16	6,684	2.18
Small business commercial – domestic	796	4.46	377	2.72
Total commercial utilized criticized exposure	$17,553	4.17	$7,061	2.20
(1)

Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Balances and ratios have been adjusted to exclude assets held-for-sale at December 31, 2007 and 2006 and exposure measured at fair value in accordance with SFAS 159 at December 31, 2007. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 4.77 percent and 2.23 percent at December 31, 2007 and 2006.

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

Table 18 presents commercial utilized criticized exposure by product type and as a percentage of total commercial utilized exposure. Commercial utilized criticized exposure increased $10.5 billion, or 149 percent, primarily due to increases in commercial real estate and commercial – domestic of which LaSalle contributed $5.1 billion as discussed in more detail in the product sections below. The table above excludes utilized criticized exposure related to assets held-for-sale of $2.9 billion and $600 million at December 31, 2007 and 2006 and other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $1.1 billion at December 31, 2007. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, are carried at the lower of cost or market, including bridge exposure of $2.3 billion and $550 million at December 31, 2007 and 2006 which funded in the normal course of our Business Lending and CMAS businesses and are managed in part through our “originate to distribute” strategy (see Management of Commercial Credit Risk Concentrations beginning on page 49 for more information on bridge financing). The level of funded, criticized bridge exposures in the held-for-sale portfolio increased as a result of adverse market conditions in the second half of 2007. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 4.77 percent and 2.23 percent at December 31, 2007 and 2006.

Commercial – Domestic

At December 31, 2007, approximately 89 percent of the commercial – domestic portfolio, excluding small business, was included in Business Lending (business banking, middle market and large multinational corporate loans and leases) and CMAS (acquisition and bridge financing). The remaining 11 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans and leases including loans measured at fair value, increased $45.8 billion to $194.0 billion at December 31, 2007 compared to December 31, 2006 driven primarily by an increase in loans within GCIB related to the addition of LaSalle and organic growth. Nonperforming commercial – domestic loans increased by $364 million to $869 million primarily driven by the addition of LaSalle. Net charge-offs were up $163 million from 2006 driven primarily by a lower level of recoveries. Criticized utilized commercial – domestic exposure excluding assets in the held-for-sale and fair value portfolios, increased $4.0 billion to $8.8 billion primarily driven by the addition of LaSalle, higher exposure to mortgage lenders and asset-based lending.

Commercial Real Estate

The commercial real estate portfolio is mostly managed in Business Lending and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases, including loans measured at fair value, increased $25.3 billion to $61.6 billion at December 31, 2007 compared to 2006. The increase was related to the acquisition of LaSalle, which increased outstandings by approximately $18.8 billion, and organic growth. The portfolio remains diversified across property types and geographic regions with increases in Illinois, the Midwest and California largely related to the addition of LaSalle. Organic growth was strong in the Northeast and in retail, office and apartment property types. The addition of LaSalle contributed to growth in residential and broadly across all other property types.

Nonperforming commercial real estate loans increased $981 million to $1.1 billion and utilized criticized exposure increased $6.0 billion to $6.8 billion attributable to the continuing impact of the housing slowdown on the homebuilding sector as well as the addition of LaSalle. Nonperforming loans and utilized criticized exposure in the homebuilding sector were $792 million and $5.4 billion, respectively, at December 31, 2007 compared to $71 million and $348 million at December 31, 2006. Net charge-offs were up $44 million from 2006 principally related to the homebuilder sector of the portfolio. At December 31, 2007, we had homebuilder-related exposure of $13.6 billion in loans and $21.6 billion in commercial committed exposure, of which 39 percent was criticized and six percent was classified as nonperforming. Assets held-for-sale associated with commercial real estate increased $8.6 billion to $13.8 billion at December 31, 2007 compared to 2006, driven by reduced market liquidity resulting in a higher level of warehoused assets pending commercial mortgage-backed securitizations and the addition of LaSalle. Refer to Management of Commercial Credit Risk Concentrations on page 49 for a discussion of our CMBS exposure.

52	Bank of America 2007

Table 19 presents outstanding commercial real estate loans by geographic region and property type diversification.

Table 19  Outstanding Commercial Real Estate Loans (1)

	December 31
(Dollars in millions)	2007	2006
By Geographic Region (2)
California	$9,369	$7,781
Northeast	8,951	6,368
Midwest	7,832	1,292
Illinois	6,731	979
Southeast	6,472	5,097
Southwest	5,400	3,787
Florida	4,870	3,898
Midsouth	2,843	2,006
Northwest	2,417	2,053
Other	3,370	870
Geographically diversified (3)	2,282	1,549
Non-U.S.	1,065	578
Total outstanding commercial real estate loans (4)	$61,602	$36,258
By Property Type
Residential	$11,157	$8,151
Office buildings	8,837	4,823
Shopping centers/retail	8,722	3,955
Apartments	7,806	4,277
Industrial/warehouse	5,662	3,247
Land and land development	4,551	3,956
Multiple use	1,672	1,257
Hotels/motels	1,535	1,185
Resorts	297	180
Other (5)	11,363	5,227
Total outstanding commercial real estate loans (4)	$61,602	$36,258
(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.
(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(3)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(4)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $304 million at December 31, 2007.
(5)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Commercial Lease Financing

The commercial lease financing portfolio is managed in Business Lending. Outstanding loans and leases increased $718 million in 2007 compared to 2006 primarily due to the addition of LaSalle which was partially offset by the adoption of FSP 13-2. Net charge-offs were $2 million compared to net recoveries of $28 million in 2006.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and CMAS. Outstanding loans and leases, including loans measured at fair value, increased by $8.5 billion to $29.2 billion at December 31, 2007 compared to December 31, 2006 driven by organic growth combined with strengthening of foreign currencies against the U.S. dollar, partially offset by the sale of our Latin American operations. Criticized utilized exposure, excluding criticized assets in the held-for-sale and fair value portfolios, decreased $62 million to $509 million, primarily attributable to the sale of our Latin American operations. Net charge-offs were $1 million compared to net recoveries of $8 million in 2006. This increase was driven primarily by a lower level of recoveries in our large corporate portfolio. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 56.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio (business card and small business loans) is managed in GCSBB. Outstanding small business commercial – domestic loans and leases increased $4.0 billion to $17.8 billion at December 31, 2007 compared to December 31, 2006 driven by organic growth in the small business card portfolio. Approximately 64 percent of the small business commercial – domestic outstanding loans and leases at December 31, 2007 was credit card related products. Nonperforming small business commercial – domestic loans increased $56 million to $135 million, loans past due 90 days or more and still accruing interest increased $228 million to $427 million and criticized loans increased $419 million or 174 bps, to $796 million, or 4.46 percent, at December 31, 2007 compared to 2006. Small business commercial – domestic net charge-offs were up $508 million, or 257 bps, to $869 million, or 5.57 percent. The increases were driven by portfolio seasoning as well as deterioration particularly in states with the weakest housing markets. Approximately 70 percent of the small business commercial – domestic net charge-offs for 2007 were credit card related products.

Bank of America 2007	53

Nonperforming Commercial Assets Activity

Table 20 presents the additions and reductions to nonperforming assets in the commercial portfolio during 2007 and 2006. The increase in nonaccrual loans and leases for 2007 was primarily attributable to homebuilder and mortgage company exposure, and the addition of LaSalle.

Table 20  Nonperforming Commercial Assets Activity (1, 2)

(Dollars in millions)	2007	2006
Nonperforming loans and leases Balance, January 1	$757	$726
Additions to nonperforming loans and leases:
LaSalle balance, October 1, 2007	413	–
New nonaccrual loans and leases	2,467	980
Advances	85	32
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(781)	(403)
Sales	(82)	(152)
Returns to performing status (3)	(239)	(80)
Charge-offs (4)	(370)	(331)
Transfers to foreclosed properties	(75)	(3)
Transfers to loans held-for-sale	(20)	(12)
Total net additions to nonperforming loans and leases	1,398	31
Total nonperforming loans and leases, December 31	2,155	757
Foreclosed properties Balance, January 1	10	31
Additions to foreclosed properties:
LaSalle balance, October 1, 2007	16	–
New foreclosed properties	75	6
Reductions in foreclosed properties:
Sales	(22)	(18)
Writedowns	(4)	(9)
Total net additions to (reductions in) foreclosed properties	65	(21)
Total foreclosed properties, December 31	75	10
Nonperforming commercial assets, December 31	$2,230	$767
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost	0.67%	0.31%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases measured at historical cost and foreclosed properties	0.70	0.32
(1)

Balances do not include nonperforming loans held-for-sale included in other assets of $93 million and $50 million in 2007 and 2006. There were no nonperforming loans measured at fair value in accordance with SFAS 159 in 2007. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for a discussion of the changes in the fair value portfolio during 2007.

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

Industry Concentrations

Table 21 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

Total commercial committed credit exposure increased by $167.9 billion, or 27 percent, in 2007 compared to 2006, with $86.6 billion, or 52 percent of the increase, attributable to LaSalle. Total commercial utilized credit exposure increased by $108.4 billion, or 31 percent, in 2007 compared to 2006, with $57.6 billion, or 53 percent, of the increase attributable to LaSalle. The overall commercial credit utilization rate was largely unchanged year over year, increasing from 56 percent to 57 percent.

Real estate remains our largest industry concentration, accounting for 14 percent of total commercial committed exposure at December 31,

2007. Growth of $38.2 billion, or 52 percent, was driven primarily by LaSalle, which contributed $27.0 billion. Diversified financials grew by $19.1 billion, or 28 percent, due to a combination of increased activity in interest rate products, client transactions booked in the bank sponsored multi-seller conduits, and LaSalle. Government and public education exposure increased $18.2 billion, or 46 percent, due primarily to financing commitments to student lenders. Retailing exposure grew by $11.1 billion, or 25 percent, principally due to LaSalle. Capital goods grew by $15.0 billon, or 40 percent, attributed equally to organic growth and LaSalle.

Monolines exposure is reported in the insurance industry and managed under the insurance portfolio industry limits. Direct commercial committed exposure to monolines, consisted of revolvers of $203 million and net mark-to-market derivative exposure, of $420 million at December 31, 2007.

We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations, credit enhanced securities as part of our public finance business and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and CDOs. We underwrite our public finance exposure by evaluating the underlying

54	Bank of America 2007

securities. In the case of default we first look to the underlying securities and then to recovery on the purchased insurance. See page 28 for discussion on credit protection purchased on our CDO exposure.

We also have indirect exposure as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase protection in order to enhance their pricing power which has the effect of reducing their cost of borrowings. If the rating agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security.

We have further exposure related to our public finance business where we are the lead manager or remarketing agent for transactions that are wrapped including auction rate securities (ARS), tender option municipal bonds (TOBs), and variable rate demand bonds (VRDBs). We are the lead manager on municipal and, to a lesser extent, student loan ARS where a high percentage of the programs are wrapped by either monolines or other financial guarantors. However, we are only the remarketing agent on TOBs and VRDBs transactions. Recent concerns about monoline downgrades or insolvency has caused disruptions in each of these markets as investor concerns have impacted overall market liquidity and bond prices. We continue to have liquidity exposure to these markets and instruments, and as market conditions continue to evolve, these conditions may impact our results. For information on our liquidity exposure to our public finance business, see the municipal bond trusts and corporate SPEs discussion beginning on page 37.

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. Since December 31, 2006, our net credit default protection purchased has been reduced by $1.1 billion to $7.1 billion as we continue to reposition the level of purchased protection based on our current view of the underlying credit risk in the portfolio.

At December 31, 2007 and 2006, we had net notional credit default protection purchased in our credit derivatives portfolio of $7.1 billion and $8.3 billion. The net mark-to-market impacts, including the cost of credit default protection, resulted in net gains of $160 million in 2007 compared to net losses of $241 million in 2006. The average VAR for these credit derivative hedges was $22 million and $54 million for the twelve months ended December 31, 2007 and 2006. The decrease in VAR was driven by a reduction in the average amount of credit protection outstanding during the year. There is a diversification effect between the credit derivative hedges and the market-based trading portfolio such that their combined average VAR was $55 million and $57 million for the twelve months ended December 31, 2007 and 2006. Refer to the Trading Risk Management discussion beginning on page 62 for a description of our VAR calculation for the market-based trading portfolio.

Table 21  Commercial Credit Exposure by Industry  (1, 2)

	December 31
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	2007	2006	2007	2006
Real estate (3)	$81,260	$49,259	$111,742	$73,544
Diversified financials	37,872	24,813	86,118	67,038
Government and public education	31,743	22,495	57,437	39,254
Retailing	33,280	27,226	55,184	44,064
Capital goods	25,908	16,830	52,356	37,363
Healthcare equipment and services	24,337	15,881	40,962	31,189
Materials	22,176	15,978	38,717	28,789
Consumer services	23,382	19,191	38,650	32,734
Banks	21,261	26,405	35,323	36,735
Individuals and trusts	22,323	18,792	32,425	29,167
Commercial services and supplies	21,175	15,224	31,858	23,532
Food, beverage and tobacco	13,919	11,384	25,701	21,124
Energy	12,772	9,505	23,510	18,460
Media	7,901	8,784	19,343	19,181
Utilities	6,438	6,624	19,281	17,222
Transportation	12,803	11,637	18,824	17,375
Insurance	7,162	6,759	16,014	14,122
Religious and social organizations	8,208	7,840	10,982	10,507
Consumer durables and apparel	5,802	4,827	10,907	9,124
Technology hardware and equipment	4,615	3,326	10,239	8,093
Software and services	4,739	2,763	10,128	6,212
Pharmaceuticals and biotechnology	4,349	2,530	8,563	6,289
Telecommunication services	3,475	3,565	8,235	7,981
Automobiles and components	2,648	1,584	6,960	5,153
Food and staples retailing	2,732	2,153	5,318	4,222
Household and personal products	889	779	2,776	2,264
Semiconductors and semiconductor equipment	1,140	802	1,734	1,364
Other	8,407	7,346	8,505	7,775
Total commercial credit exposure by industry	$452,716	$344,302	$787,792	$619,877
Net credit default protection purchased on total commitments (4)			$(7,146)	$(8,260)
(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value in accordance with SFAS 159 and are comprised of loans outstanding of $4.59 billion and issued letters of credit at notional value of $1.1 billion at December 31, 2007. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $19.8 billion at December 31, 2007.

(2)	Includes small business commercial – domestic exposure.
(3)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(4)	Represents net notional credit protection purchased.

Bank of America 2007	55

Tables 22 and 23 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2007 and 2006.

Table 22   Net Credit Default Protection by Maturity Profile

	December 31
	2007	2006
Less than or equal to one year	2%	7%
Greater than one year and less than or equal to five years	67	46
Greater than five years	31	47
Total net credit default protection	100%	100%

Table 23  Net Credit Default Protection by Credit Exposure Debt Rating (1)

	December 31
(Dollars in millions)	2007		2006
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$(13)	0.2%	$(23)	0.3%
AA	(92)	1.3	(237)	2.9
A	(2,408)	33.7	(2,598)	31.5
BBB	(3,328)	46.6	(3,968)	48.0
BB	(1,524)	21.3	(1,341)	16.2
B	(180)	2.5	(334)	4.0
CCC and below	(75)	1.0	(50)	0.6
NR (2)	474	(6.6)	291	(3.5)
Total net credit default protection	$(7,146)	100.0%	$(8,260)	100.0%
(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)

In addition to unrated names, “NR” includes $550 million and $302 million in net credit default swaps index positions at December 31, 2007 and 2006. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

Table 24 presents total foreign exposure broken out by region at December 31, 2007 and 2006. Total foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the United States. Credit card exposure is reported on a funded basis. Total foreign exposure can be adjusted for externally guaranteed exposure and certain collateral types. Exposure which is assigned external guarantees are reported under the country of the guarantor. Exposure with tangible collateral is reflected in the country where the collateral is held. For securities received, other than cross-

border resale agreements, exposure is assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting rules.

Our total foreign exposure was $138.1 billion at December 31, 2007, an increase of $8.1 billion from December 31, 2006. Europe accounted for $74.7 billion, or 54 percent, of total foreign exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries with the largest concentration in the commercial sector which accounted for approximately 46 percent of the total exposure in Europe. The decline of $10.6 billion was driven by lower cross-border other financing exposure, as well as higher local funding available to net against local exposures in the United Kingdom.

Asia Pacific was our second largest foreign exposure at $42.1 billion, or 30 percent, of total foreign exposure at December 31, 2007. The growth of $14.7 billion in Asia Pacific was primarily driven by the fair value adjustment associated with our CCB investment.

Table 24   Regional Foreign Exposure (1, 2, 3)

	December 31
(Dollars in millions)	2007	2006
Europe	$74,725	$85,279
Asia Pacific	42,081	27,403
Latin America	10,944	8,998
Middle East	1,481	811
Africa	470	317
Other	8,361	7,131
Total regional foreign exposure	$138,062	$129,939
(1)	In the balances above, local funding or liabilities are subtracted from local exposures as allowed by the FFIEC.
(2)	Exposures have been reduced by $6.3 billion at December 31, 2007 and $4.3 billion at December 31, 2006 related to the cash applied as collateral to derivative assets.
(3)

Generally, cross-border resale agreements are presented based on the domicile of the counterparty consistent with FFIEC reporting rules. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

56	Bank of America 2007

Latin America accounted for $10.9 billion, or eight percent of total foreign exposure at December 31, 2007, an increase of $1.9 billion, or 22 percent, from December 31, 2006. The increase in exposure in Latin America was primarily due to higher exposures in Brazil, Mexico, and Chile. For more information on our Asia Pacific and Latin America exposure, see the discussion below on foreign exposure to selected countries defined as emerging markets.

At December 31, 2007, China was the only country where total cross-border exposure of $17.0 billion, which mostly related to our investment in CCB, was between 0.75 percent and 1.00 percent of total assets. At December 31, 2007, we did not operate in any country where the total cross-border exposure exceeded one percent of our total assets. At December 31, 2007 and 2006, the United Kingdom had total cross-border exposure of $12.7 billion and $17.3 billion representing 0.74 percent and 1.18 percent of total assets.

As presented in Table 25, foreign exposure to borrowers or counterparties in emerging markets increased $19.6 billion to $40.4 billion at December 31, 2007, compared to $20.9 billion at December 31, 2006. The increase was primarily due to the fair value adjustment associated with our CCB investment as well as higher exposures across most categories in all regions. Foreign exposure to borrowers or counterparties in emerging markets represented 29 percent and 16 percent of total foreign exposure at December 31, 2007 and 2006.

At December 31, 2007, 71 percent of the emerging markets exposure was in Asia Pacific, compared to 58 percent at December 31, 2006. Asia Pacific emerging markets exposure increased by $16.5 billion. Growth was driven by higher cross-border exposure mainly in China, India, South Korea and Singapore. Our exposure in China was primarily related to the carrying value of our equity investment in CCB which accounted for $16.4 billion and $3.0 billion at December 31, 2007 and 2006.

At December 31, 2007, 23 percent of the emerging markets exposure was in Latin America compared to 36 percent at December 31, 2006. Latin America emerging markets exposure increased by $2.0 billion driven by higher cross-border exposure in Brazil, Mexico, and Chile, as well as an increase in our equity investment in Banco Itaú. During the first quarter of 2007, the Corporation completed the sale of its operations in Chile and Uruguay for approximately $750 million in equity of Banco Itaú. The carrying value of our investment in Banco Itaú accounted for $2.6 billion and $1.9 billion of exposure in Brazil at December 31, 2007 and 2006. The December 31, 2007 equity investment in Banco Itaú represents seven percent of its outstanding voting and non-voting shares. Our investment in Banco Itaú is currently carried at cost and will be accounted for as AFS marketable equity securities and carried at fair value beginning in the second quarter of 2008.

Table 25  Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at December 31, 2007	Increase (Decrease) From December 31, 2006
Region/Country
Asia Pacific
China (7)	$262	$70	$79	$16,629	$17,040	$–	$17,040	$13,426
South Korea	157	1,000	177	3,068	4,402	–	4,402	1,025
India	1,141	470	355	1,168	3,134	158	3,292	1,257
Singapore	381	25	192	694	1,292	–	1,292	420
Taiwan	345	41	45	169	600	467	1,067	325
Hong Kong	416	100	53	226	795	–	795	(69)
Other Asia Pacific (8)	133	79	35	401	648	39	687	96
Total Asia Pacific	2,835	1,785	936	22,355	27,911	664	28,575	16,480
Latin America
Mexico	1,181	229	38	2,990	4,438	–	4,438	507
Brazil	701	104	42	2,617	3,464	223	3,687	1,036
Chile	644	55	–	14	713	6	719	393
Other Latin America (8)	186	170	–	110	466	181	647	113
Total Latin America	2,712	558	80	5,731	9,081	410	9,491	2,049
Middle East and Africa (8)	838	711	170	222	1,941	–	1,941	825
Central and Eastern Europe (8)	42	86	75	221	424	–	424	209
Total emerging market exposure	$6,427	$3,140	$1,261	$28,529	$39,357	$1,074	$40,431	$19,563
(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at December 31, 2007.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $57 million and $9 million at December 31, 2007 and 2006. At December 31, 2007 and 2006 there were $2 million and less than $1 million of other marketable securities collateralizing derivative assets for which credit risk has not been reduced.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at December 31, 2007 was $21.6 billion compared to $20.7 billion at December 31, 2006. Local liabilities at December 31, 2007 in Asia Pacific and Latin America were $19.7 billion and $1.9 billion, of which $7.9 billion were in Hong Kong, $6.2 billion in Singapore, $2.5 billion in South Korea, $1.8 billion in Mexico, $1.1 billion in China, $836 million in India, and $508 million in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)

Securities/Other Investments include an investment of $16.4 billion in CCB. Beginning in the fourth quarter of 2007, the Corporation’s equity investment in CCB was accounted for at fair value. Previously, the investment in CCB was accounted for at cost.

(8)	No country included in Other Asia Pacific, Other Latin America, Middle East and Africa, and Central and Eastern Europe had total foreign exposure of more than $500 million.

Bank of America 2007	57

The increased exposures in Mexico were attributable to higher cross-border corporate securities trading exposure and loans and loan commitments. Our 24.9 percent investment in Santander accounted for $2.6 billion and $2.3 billion of exposure in Mexico at December 31, 2007 and 2006.

At both December 31, 2007 and 2006, five percent of the emerging markets exposure was in Middle East and Africa. Middle East and Africa emerging markets exposure increased by $825 million driven by higher cross-border other financing exposure and loans and loan commitments.

Provision for Credit Losses

The provision for credit losses increased $3.4 billion, or 67 percent, to $8.4 billion in 2007 compared to 2006.

The consumer portion of the provision for credit losses increased $1.8 billion to $6.5 billion compared to 2006. Higher net charge-offs from portfolio seasoning, reflective of growth in the businesses and increases from the unusually low charge-off levels experienced in 2006 post bankruptcy reform drove a portion of the increase. Additionally, reserve increases related to higher losses inherent in our home equity portfolio, reflecting growth in the business and the impact of the weak housing market, as well as seasoning of the Card Services consumer portfolios contributed to the increased provision expense. The increases were partially offset by reserve reductions from the addition of higher loss profile accounts to the domestic credit card securitization trust and to a lesser extent, improved performance of the remaining portfolios from certain consumer finance businesses that we have previously exited.

The commercial portion of the provision for credit losses increased $1.6 billion to $1.9 billion compared to 2006. Higher net charge-offs from seasoning and deterioration in our small business portfolios within GCSBB as well as a lower level of commercial recoveries in GCIB and GWIM drove a portion of the increase. Reserve increases for seasoning of growth and deterioration in the small business portfolio within GCSBB, the absence of prior year reserve releases in GCIB and portfolio deterioration reflecting the impact of the weak housing market, particularly on our homebuilder loan portfolio within GCIB, also drove the year over year increase. Partially offsetting these increases was a reduction of reserves in All Other reflecting the sale of our Argentina portfolio during the first quarter of 2007.

The provision for credit losses related to unfunded lending commitments was $28 million in 2007 compared to $9 million in 2006.

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

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases measured at historical cost. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of December 31, 2007, quarterly updating of historical loss experience did not have a material impact on the allowance for loan and lease losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of December 31, 2007, quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses primarily due to growth and seasoning of the consumer portfolios and higher inherent losses in the home equity and small business portfolios. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty and large single name defaults.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 27 was $6.8 billion at December 31, 2007, an increase of $1.2 billion from December 31, 2006. The increase was attributable to an increase in reserves during 2007 for higher losses inherent in our home equity portfolio reflective of the impact of the weak housing market as well as growth and seasoning of the Card Services consumer portfolios. These increases were partially offset by reserve reductions from the addition of higher loss profile accounts to the domestic credit card securitizations trust, net new issuances of securitizations, and improved performance of the remaining portfolios from certain consumer finance businesses that we have previously exited.

The allowance for commercial loan and lease losses was $4.8 billion at December 31, 2007, a $1.4 billion increase from December 31, 2006. The LaSalle acquisition increased the allowance for commercial loan and lease losses $676 million. In addition, the increase in commercial – domestic allowance levels was primarily attributable to an increase in reserves for higher losses inherent in the small business portfolio within GCSBB. Commercial real estate allowance levels increased mainly due to the LaSalle acquisition and portfolio deterioration reflecting the impact of the weak housing market, particularly on our homebuilder loan portfolio within GCIB. Commercial – foreign allowance levels decreased due to the sales of our Latin American portfolios and operations.

58	Bank of America 2007

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.33 percent at December 31, 2007, compared to 1.28 percent at December 31, 2006. The increase in the ratio was driven by reserve increases for higher inherent losses in the small business and home equity portfolios within GCSBB, reflecting growth of these businesses and deterioration in the portfolios, and seasoning of the Card Services unsecured lending portfolio as well as discontinuing sales of new receivables into the unsecured lending trust. These increases were partially offset by growth in the residential mortgage portfolio, which has a low loss profile, as the Corporation increased retention of residential mortgage loans for ALM purposes. Also offsetting the increases were reserve reductions related to the addition of higher loss profile accounts to the domestic credit card securitization trust and the sales of our Latin American portfolios and operations.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments measured at historical cost, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Unfunded lending commitments are subject to the same assessment as funded loans, except utilization assumptions are considered. The reserve for unfunded lending commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheet with changes to the reserve generally made through the provision for credit losses.

The reserve for unfunded lending commitments at December 31, 2007 was $518 million, a $121 million increase from December 31, 2006 primarily driven by the acquisition of LaSalle.

Bank of America 2007	59

Table 26 presents a rollforward of the allowance for credit losses for 2007 and 2006.

Table 26   Allowance for Credit Losses

(Dollars in millions)	2007	2006
Allowance for loan and lease losses, January 1	$9,016	$8,045
Adjustment due to the adoption of SFAS 159	(32)	–
LaSalle balance, October 1, 2007	725	–
U.S. Trust Corporation balance, July 1, 2007	25	–
MBNA balance, January 1, 2006	–	577
Loans and leases charged off
Residential mortgage	(79)	(74)
Credit card – domestic	(3,410)	(3,546)
Credit card – foreign	(452)	(292)
Home equity	(286)	(67)
Direct/Indirect consumer	(1,885)	(857)
Other consumer	(346)	(327)
Total consumer charge-offs	(6,458)	(5,163)
Commercial – domestic (1)	(1,135)	(597)
Commercial real estate	(54)	(7)
Commercial lease financing	(55)	(28)
Commercial – foreign	(28)	(86)
Total commercial charge-offs	(1,272)	(718)
Total loans and leases charged off	(7,730)	(5,881)
Recoveries of loans and leases previously charged off
Residential mortgage	22	35
Credit card – domestic	347	452
Credit card – foreign	74	67
Home equity	12	16
Direct/Indirect consumer	512	247
Other consumer	68	110
Total consumer recoveries	1,035	927
Commercial – domestic (2)	128	261
Commercial real estate	7	4
Commercial lease financing	53	56
Commercial – foreign	27	94
Total commercial recoveries	215	415
Total recoveries of loans and leases previously charged off	1,250	1,342
Net charge-offs	(6,480)	(4,539)
Provision for loan and lease losses	8,357	5,001
Other	(23)	(68)
Allowance for loan and lease losses, December 31	11,588	9,016
Reserve for unfunded lending commitments, January 1	397	395
Adjustment due to the adoption of SFAS 159	(28)	–
LaSalle balance, October 1, 2007	124	–
Provision for unfunded lending commitments	28	9
Other	(3)	(7)
Reserve for unfunded lending commitments, December 31	518	397
Allowance for credit losses, December 31	$12,106	$9,413
Loans and leases outstanding measured at historical cost at December 31	$871,754	$706,490
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost at December 31 (3)	1.33%	1.28%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31	1.23	1.19
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding measured at historical cost at December 31 (3)	1.51	1.44
Average loans and leases outstanding measured at historical cost during the year	$773,142	$652,417
Net charge-offs as a percentage of average loans and leases outstanding measured at historical cost during the year (3, 4, 5)	0.84%	0.70%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost at December 31	207	505
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (4, 5)	1.79	1.99
(1)	Includes small business commercial – domestic charge offs of $911 million and $409 million in 2007 and 2006.
(2)	Includes small business commercial – domestic recoveries of $42 million and $48 million in 2007 and 2006.
(3)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the year ended December 31, 2007. Loans measured at fair value were $4.59 billion at December 31, 2007.
(4)

In 2007, the impact of SOP 03-3 decreased net charge-offs by $75 million. Excluding the impact of SOP 03-3, net charge-offs as a percentage of average loans and leases outstanding measured at historical cost in 2007 would have been 0.85 percent and the ratio of the allowance for loan and lease losses to net charge-offs would have been 1.77 percent at December 31, 2007.

(5)

In 2006, the impact of SOP 03-3 decreased net charge-offs by $288 million. Excluding the impact of SOP 03-3, net charge-offs as a percentage of average loans and leases outstanding measured at historical cost in 2006 would have been 0.74 percent, and the ratio of the allowance for loan and lease losses to net charge-offs would have been 1.87 percent at December 31, 2006.

60	Bank of America 2007

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 27 presents our allocation by product type.

Table 27   Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2007		2006
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$207	1.8%	$248	2.8%
Credit card – domestic	2,919	25.2	3,176	35.2
Credit card – foreign	441	3.8	336	3.7
Home equity	963	8.3	133	1.5
Direct/Indirect consumer	2,077	17.9	1,378	15.3
Other consumer	151	1.3	289	3.2
Total consumer	6,758	58.3	5,560	61.7
Commercial – domestic (1)	3,194	27.6	2,162	24.0
Commercial real estate	1,083	9.3	588	6.5
Commercial lease financing	218	1.9	217	2.4
Commercial – foreign	335	2.9	489	5.4
Total commercial (2)	4,830	41.7	3,456	38.3
Allowance for loan and lease losses	11,588	100.0%	9,016	100.0%
Reserve for unfunded lending commitments	518		397
Allowance for credit losses	$12,106		$9,413
(1)	Includes allowance for small business commercial – domestic loans of $1.4 billion and $578 million at December 31, 2007 and 2006.
(2)	Includes allowance for loan and lease losses for impaired commercial loans of $123 million and $43 million at December 31, 2007 and 2006.

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

Our traditional banking loan and deposit products are nontrading positions and are reported at amortized cost for assets or the amount owed for liabilities (historical cost). GAAP requires a historical cost view of traditional banking assets and liabilities. However, these positions are still subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. The risk of adverse changes in the economic value of our nontrading positions is managed through our ALM activities. We have elected to fair value certain loan and deposit products in accordance with SFAS 159. For further information on fair value of certain financial assets and liabilities, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Our trading positions are reported at fair value with changes currently reflected in income. Trading positions are subject to various risk factors, which include exposures to interest rates and foreign exchange rates, as well as mortgage, equity, commodity, issuer and market liquidity risk factors. We seek to mitigate these risk exposures by using techniques that encompass a variety of financial instruments in both the cash and derivatives markets. The following discusses the key risk components along with respective risk mitigation techniques.

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

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in other currencies. The types of instruments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans and securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign currency-denominated debt and various foreign exchange derivative instruments whose values fluctuate with changes in the level or volatility of currency exchange rates or foreign interest rates. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards and deposits.

Mortgage Risk

Mortgage risk represents exposures to changes in the value of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, other interest rates and interest rate volatility. Our exposure to these instruments takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages, and collateralized mortgage obligations including CDOs using mortgages as underlying collateral. Second, we originate a variety of mortgage-backed securities which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage secu-

Bank of America 2007	61

rities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage origination activities. See Note 1 – Summary of Significant Accounting Principles and Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements for additional information on MSRs. Hedging instruments used to mitigate this risk include options, futures, forwards, swaps, swaptions and securities.

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

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers. Our portfolio is exposed to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults. Hedging instruments used to mitigate this risk include bonds, CDS and other credit fixed income instruments.

Market Liquidity Risk

Market liquidity risk represents the risk that expected market activity changes dramatically and in certain cases may even cease to exist. This exposes us to the risk that we will not be able to transact in an orderly manner and may impact our results. This impact could further be exacerbated if expected hedging or pricing correlations are impacted by the disproportionate demand or lack of demand for certain instruments. We utilize various risk mitigating techniques as discussed in more detail in Trading Risk Management.

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements and Complex Accounting Estimates beginning on page 68. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

The GRC, chaired by the Global Markets Risk Executive, has been designated by ALCO as the primary governance authority for Global Markets Risk Management including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting CMAS and prioritize those that need a proactive risk mitigation strategy.

At the GRC meetings, the committee considers significant daily revenues and losses by business along with an explanation of the primary driver of the revenue or loss. Thresholds are established for each of our businesses in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is made to the GRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses which exceed what is considered to be normal daily income statement volatility.

62	Bank of America 2007

The histogram of daily revenue or loss above is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended December 31, 2007. During the twelve months ended December 31, 2007, positive trading-related revenue was recorded for 71 percent of the trading days. During the second half of 2007, CDO- related markets experienced significant liquidity constraints impacting the availability and reliability of transparent pricing resulting in the valuation of CDOs becoming more complex and time consuming. Accordingly, it was not possible to mark these positions to market on a daily basis. As a result, we recorded valuation adjustments in trading account profits (losses) of approximately $4.0 billion on certain discrete dates relating to our super senior CDO exposure. For further discussion of our super senior CDO exposure and related losses see page 28. Excluding the discrete writedowns on our super senior CDO exposure, 21 percent of the total trading days had losses greater than $10 million, and the largest loss was $159 million. This can be compared to the twelve months ended December 31, 2006, where positive trading-related revenue was recorded for 96 percent of the trading days and there were no losses greater than $10 million, and the largest loss was $10 million. The increase in the total trading days with losses greater than $10 million was due to the period of market disruption during the second half of 2007.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VAR is a key statistic used to measure market risk. In order to manage day-to-day risks, VAR is subject to trading limits both for our overall trading portfolio and within individual businesses. All limit excesses are communicated to management for review.

A VAR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. The VAR represents the worst loss the portfolio is expected to experience based on historical trends with a given level of confidence. VAR depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VAR model, there are sig-

nificant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VAR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VAR model may require additional modeling assumptions for new products which do not have extensive historical price data, or for illiquid positions for which accurate daily prices are not consistently available. Our VAR model uses a historical simulation approach based on three years of historical data and assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year.

A VAR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are however many limitations inherent in a VAR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VAR model. This was of particular relevance in the last part of 2007 when markets experienced a period of extreme illiquidity resulting in losses that were far outside of the normal loss forecasts by VAR models. Due to these limitations, we have historically used the VAR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to various degrees. See discussion on stress testing on the following page.

On a quarterly basis, the accuracy of the VAR methodology is reviewed by backtesting (i.e., comparing actual results against expectations derived from historical data) the VAR results against the daily profit and loss. Graphic representation of the backtesting results with additional explanation of backtesting excesses are reported to the GRC. Backtesting excesses occur when trading losses exceed the VAR. Senior management reviews and evaluates the results of these tests.

Bank of America 2007	63

The graph above shows daily trading-related revenue and VAR excluding the discrete writedowns on our super senior CDO exposure for the twelve months ended December 31, 2007. Excluding these writedowns, actual losses exceeded daily trading VAR fourteen times in the twelve months ended December 31, 2007 and losses did not exceed daily trading VAR in the twelve months ended December 31, 2006. The losses that exceeded daily trading VAR for the twelve months ended December 31, 2007, occurred during the market disruption which took place during the second half of 2007. The sudden increase in market volatility during this period produced a large number of price changes that exceeded the 99th percentile of the three year history used for our VAR calculations.

Table 28 presents average, high and low daily trading VAR for the twelve months ended December 31, 2007 and 2006.

The increase in average VAR from 2006 was driven by the increased market volatility during the second half of 2007. In particular, with the dislocation in structured and credit products, many credit spreads used in the calculation of VAR increased by unprecedented amounts. In addition, many trading assets became extremely illiquid which required changes in assumptions to properly incorporate them in the VAR model as was the case with our CDO exposure for which we have updated our model at various times during the second half of 2007. In periods of stress, the GRC members communicate daily to discuss losses, VAR limit excesses and the impact to regulatory capital. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macro economic hedges are executed to reduce the exposure.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the twelve months ended December 31, 2007, the largest daily losses among these scenarios ranged from $9 million to $529 million.

Table 28  Trading Activities Market Risk (1)

	Twelve Months Ended December 31
	2007			2006
	VAR			VAR
(Dollars in millions)	Average	High (2)	Low (2)	Average	High (2)	Low (2)
Foreign exchange	$7.2	$25.3	$3.8	$8.2	$22.9	$3.1
Interest rate	13.9	31.9	6.6	18.5	50.0	7.3
Credit	39.5	69.9	23.4	26.8	36.7	18.4
Real estate/mortgage	14.1	23.5	5.7	8.4	12.7	4.7
Equities	24.6	45.8	9.6	18.8	39.6	9.9
Commodities	7.2	10.7	3.7	6.1	9.9	3.4
Portfolio diversification	(53.9)	–	–	(45.5)	–	–
Total market-based trading portfolio (3)	$52.6	$91.5	$32.9	$41.3	$59.8	$26.0
(1)

Excludes our discrete writedowns on super senior CDO exposure. For more information on the CDO writedowns and the impact of the market disruption on the Corporation’s results, see the CDO discussion beginning on page 28.

(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)

For a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio, see Industry Concentrations beginning on page 54. The table above does not include credit protection purchased to manage our counterparty credit risk. During the three months ended December 31, 2007, the average VAR of this protection was $9 million.

64	Bank of America 2007

Hypothetical scenarios evaluate the potential impact of extreme but plausible events over periods as long as one month. These scenarios are developed to address perceived vulnerabilities in the market and in our portfolios, and are periodically updated. They are also reviewed and updated to reflect changing market conditions, such as were experienced during the second half of 2007. For example, many trading assets became extremely illiquid which required changes in assumptions to properly incorporate them in the stress models. This was the case with our CDO-related exposure for which we have updated our models at various times during the second half of 2007. Management reviews and evaluates results of these scenarios monthly. During the twelve months ended December 31, 2007, the largest daily losses among these scenarios ranged from $459 million to $1.5 billion. Worst-case losses, which represent the most extreme losses in our daily VAR calculation, are reported daily. Finally, desk-level stress tests are performed daily for individual businesses. These stress tests evaluate the potential adverse impact of large moves in the market risk factors to which those businesses are most sensitive.

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

Simulations are used to estimate the impact on core net interest income – managed basis using numerous interest rate scenarios, balance sheet trends and strategies. These simulations evaluate how the above mentioned scenarios impact core net interest income – managed basis on short-term financial instruments, debt securities, loans, deposits, borrowings, and derivative instruments. In addition, these simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. These simulations do not include the impact of hedge ineffectiveness.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at December 31, 2007 and 2006 are shown in Table 29.

Table 30 reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from December 31, 2007 and 2006, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 19.

The sensitivity analysis in Table 30 assumes that we take no action in response to these rate shifts over the indicated years. The estimated exposure is reported on a managed basis and reflects impacts that may be realized primarily in net interest income and card income. This sensitivity analysis excludes any impact that could occur in the valuation of retained interests in the Corporation’s securitizations due to changes in interest rate levels. For additional information on securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

Table 29  Forward Rates

	December 31
	2007		2006
	Federal Funds	Ten-Year Swap	Federal Funds	Ten-Year Swap
Spot rates	4.25%	4.67%	5.25%	5.18%
12-month forward rates	3.13	4.79	4.85	5.19

Table 30  Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions)			December 31
Curve Change	Short Rate	Long Rate	2007	2006
+100 Parallel shift	+100	+100	$(952)	$(557)
-100 Parallel shift	-100	-100	865	770
Flatteners
Short end	+100	–	(1,127)	(687)
Long end	–	-100	(386)	(192)
Steepeners
Short end	-100	–	1,255	971
Long end	–	+100	181	138

Bank of America 2007	65

Our core net interest income – managed basis, was liability sensitive at both December 31, 2007 and 2006. At December 31, 2007, our core net interest income – managed basis became more liability sensitive as we positioned ourselves for greater downside risk than was reflected in the forward curve. We evaluate our balance sheet position on an ongoing basis. Since December 31, 2007, we have repositioned our balance sheet to a more modest level given changes in forward rates and we will continue to evaluate our balance sheet positioning going forward. Over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. The securities portfolio is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. During 2007 and 2006, we purchased AFS debt securities of $28.0 billion and $40.9 billion, sold $27.9 billion and $55.1 billion, and had maturities and received paydowns of $19.2 billion and $22.4 billion. We realized $180 million in gains and $443 million in losses on sales of debt securities during 2007 and 2006. Additionally, during 2007, we acquired $32.4 billion of AFS debt securities as part of the LaSalle and U.S. Trust Corporation acquisitions and continue to evaluate the appropriate holding levels.

The value of our accumulated OCI loss related to AFS debt securities improved by a pre-tax amount of $2.0 billion during 2007, driven by a decrease in interest rates. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $6.5 billion in after-tax gains at December 31, 2007, related to unrealized gains associated with our AFS securities portfolio, including $1.9 billion of unrealized losses related to AFS debt securities and $8.4 billion of unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $213.3 billion at December 31, 2007 with a weighted average duration of 4.3 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations (including market value fluctuations associated with our CCB investment), the collection of cash flows including prepayment and maturity activity, and the passage of time. During the fourth quarter of 2007, shares of the Corporation’s strategic investment in CCB are now accounted for as AFS marketable equity securities and are carried at a fair value of $16.2 billion. The unrealized gain on this investment of $8.4 billion net-of-tax is subject to currency and price fluctuation, and is recorded in accumulated OCI.

In connection with adopting SFAS 159, the Corporation reclassified approximately $3.7 billion from AFS debt securities to trading account assets during the first quarter of 2007. There were no net unrealized gains or losses associated with these securities recorded in accumulated OCI as these securities were hedged using SFAS 133 hedge accounting. Accordingly, there was no impact on the Corporation’s transition adjustment to beginning retained earnings upon adoption of SFAS 159 on January 1, 2007.

Residential Mortgage Portfolio

During 2007 and 2006, we purchased $22.5 billion and $42.3 billion of residential mortgages related to ALM activities, and added $66.3 billion and $51.9 billion of originated residential mortgages. We sold $34.0 billion and $11.0 billion of residential mortgages during 2007 and 2006, which included $23.7 billion and $9.2 billion of originated residential mortgages, resulting in gains of $271 million and $98 million. Additionally, we received paydowns of $28.2 billion and $24.7 billion during 2007 and 2006. The ending balance at December 31, 2007 was $274.9 billion compared to $241.2 billion at December 31, 2006.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 31 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at December 31, 2007 and 2006.

Changes to the composition of our derivatives portfolio over the course of 2007 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. Our interest rate swap positions (including foreign exchange contracts) changed to a net receive fixed position of $101.9 billion on December 31, 2007 compared to a net receive fixed position of $12.3 billion on December 31, 2006. Changes in the notional levels of our interest rate swap position were driven by the net termination of $88.9 billion in pay fixed swaps, the net termination of $9.5 billion in U.S. dollar denominated receive fixed swaps, and the addition of $10.2 billion in foreign denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps increased $22.6 billion to $54.5 billion at December 31, 2007 compared to $31.9 billion at December 31, 2006. The notional amount of our option position decreased $103.2 billion to $140.1 billion at December 31, 2007 compared to $243.3 billion at December 31, 2006. The decrease in the notional amount of options was due to the net terminations and expirations of $85.0 billion in caps and floors and terminations of $18.2 billion of swaptions.

66	Bank of America 2007

Table 31  Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 2007
	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2008	2009	2010	2011	2012	Thereafter
Receive fixed interest rate swaps (1, 2)	$992								3.70
Notional amount		$81,965	$4,869	$48,908	$3,252	$1,630	$2,508	$20,798
Weighted average fixed rate		4.34%	4.03%	3.91%	4.35%	4.50%	4.88%	5.34%
Pay fixed interest rate swaps (1)	(429)								5.37
Notional amount		$11,340	$–	$–	$–	$–	$1,000	$10,340
Weighted average fixed rate		5.04%	–%	–%	–%	–%	5.45%	5.00%
Foreign exchange basis swaps (2, 3, 4)	6,164
Notional amount		$54,531	$2,537	$4,463	$5,839	$4,294	$8,695	$28,703
Option products (5)	(155)
Notional amount		140,114	130,000	10,000	76	–	–	38
Foreign exchange contracts (2, 4, 6)	(499)
Notional amount (7)		31,054	1,438	2,047	4,171	1,235	3,150	19,013
Futures and forward rate contracts	(3)
Notional amount (7)		752	752	–	–	–	–	–
Net ALM contracts	$6,070

December 31, 2006	Fair Value	Expected Maturity
(Dollars in millions, average estimated duration in years)		Total	2007	2008	2009	2010	2011	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$(748)								4.42
Notional amount		$91,502	$2,795	$7,844	$48,900	$3,252	$1,630	$27,081
Weighted average fixed rate		4.90%	4.80%	4.41%	4.90%	4.35%	4.50%	5.14%
Pay fixed interest rate swaps (1)	261								2.93
Notional amount		$100,217	$15,000	$2,500	$44,000	$–	$250	$38,467
Weighted average fixed rate		4.98%	5.12%	5.11%	4.86%	–%	5.43%	5.06%
Foreign exchange basis swaps (2, 3, 4)	1,992
Notional amount		$31,916	$174	$2,292	$3,012	$5,351	$3,962	$17,125
Option products (5)	317
Notional amount		243,280	200,000	43,176	–	70	–	34
Foreign exchange contracts (2, 4, 6)	(319)
Notional amount (7)		20,319	(753)	1,588	1,901	3,850	1,104	12,629
Futures and forward rate contracts	(46)
Notional amount (7)		8,480	8,480	–	–	–	–	–
Net ALM contracts	$1,457
(1)

At December 31, 2007, $45.0 billion of the receive fixed interest rate swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. There were no forward starting pay fixed swap positions at December 31, 2007. At December 31, 2006, $4.2 billion of the receive fixed and $52.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.

(2)

Does not include basis adjustments on fixed rate debt issued by the Corporation and hedged under fair value hedge relationships pursuant to SFAS 133 that substantially offset the fair values of these derivatives.

(3)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.
(4)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.
(5)

Option products of $140.1 billion at December 31, 2007 are comprised of $120.1 billion in purchased caps and $20.0 billion in sold floors. At December 31, 2006, option products included $225.1 billion in caps and $18.2 billion in swaptions.

(6)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $31.3 billion in foreign-denominated and cross-currency receive fixed swaps and $211 million in foreign currency forward rate contracts at December 31, 2007 and $21.0 billion in foreign-denominated and cross-currency receive fixed swaps and $697 million in foreign currency forward rate contracts at December 31, 2006.

(7)	Reflects the net of long and short positions.

The table above includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased $4.6 billion from a gain of $1.5 billion at December 31, 2006 to a gain of $6.1 billion at December 31, 2007. The increase was primarily attributable to gains from changes in the value of foreign exchange basis swaps of $4.2 billion, and U.S. dollar denominated receive fixed interest rate swaps of $1.7 billion. These gains were partially offset by losses from changes in the value of pay fixed interest rate swaps of $690 million, option products of $472 million, and foreign exchange contracts of $180 million. The increase in the value of foreign exchange basis swaps was due to the strengthening of most foreign currencies against the U.S. dollar during the twelve months ended December 31, 2007. The increase in the value of U.S. dollar denominated receive fixed interest rate swaps and the decrease in the value of the pay fixed interest rate swaps were due to decreases in interest rates during 2007. The decrease in the value of the option portfolio was primarily attributable to decreases in interest rates during 2007, net terminations and expirations of caps and floors, and terminations of swaptions. The decrease in the value of foreign exchange contracts was largely due to the increase in foreign interest rates during 2007.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corporation also utilizes equity-indexed derivatives accounted for as SFAS 133 cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, was $4.4 billion at December 31, 2007. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to

Bank of America 2007	67

prices or interest rates beyond what is already implied in forward yield curves at December 31, 2007, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.3 billion, or 19 percent within the next year, 68 percent within five years, and 89 percent within 10 years, with the remaining 11 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

The amounts included in accumulated OCI for terminated derivative contracts were losses of $3.8 billion and $3.2 billion, net-of-tax, at December 31, 2007 and 2006. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

IRLCs and the related residential first mortgage loans held-for-sale are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage loans held-for-sale. At December 31, 2007, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage loans held-for-sale was $18.6 billion.

The Corporation adopted SFAS 159 as of January 1, 2007 and elected to account for certain originated mortgage loans held-for-sale at fair value. Subsequent to the adoption, mortgage loan origination costs are recognized in noninterest expense when incurred. Previously, mortgage loan origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans. At December 31, 2007, residential mortgage loans held-for-sale in connection with mortgage banking activities for which the fair value option was elected had an aggregate fair value of $9.56 billion and an aggregate outstanding principal balance of $9.82 billion. Net gains resulting from changes in fair value of loans held-for-sale that we originated, including realized gains and losses on sale of $333 million, were recorded in mortgage banking income during 2007. The adoption of SFAS 159 resulted in an increase of $256 million in mortgage banking income during 2007, and in an increase of $212 million in noninterest expense during 2007.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At December 31, 2007, the amount of MSRs identified as being hedged by derivatives was approximately $3.1 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at December 31, 2007 was $69.0 billion. For additional information on MSRs see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

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

We approach operational risk from two perspectives: corporate-wide and line of business-specific. The Compliance and Operational Risk

Committee provides oversight of significant corporate-wide operational and compliance issues. Within Global Risk Management, Enterprise Operational Risk Management develops policies, practices, controls and monitoring tools for assessing and managing operational risks across the Corporation. We also mitigate operational risk through a broad-based approach to process management and process improvement. Improvement efforts are focused on reduction of variation in outputs. We have a dedicated Quality and Productivity team to manage and certify the process management and improvement efforts. For selected risks, we use specialized support groups, such as Information Security and Supply Chain Management, to develop corporate-wide risk management practices, such as an information security program and a supplier program to ensure that suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses. These groups also work with line of business executives and risk executives to develop appropriate policies, practices, controls and monitoring tools for each line of business. Through training and communication efforts, compliance and operational risk awareness is driven across the Corporation.

The lines of business are responsible for all the risks within the business line, including operational risks. Operational and Compliance Risk executives, working in conjunction with senior line of business executives, have developed key tools to help identify, measure, mitigate and monitor operational risk in each business line. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Line of business management uses a self-assessment process, which helps to identify and evaluate the status of risk and control issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions, to evaluate key operational risks impacting each line of business, and assess the controls in place to mitigate the risks. In addition to information gathered from the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level.

Recent Accounting and Reporting Developments

See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments.

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

68	Bank of America 2007

have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact net income. Separate from the possible future impact to net income from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet measurement, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities that are carried at historical cost. Changes to the allowance for credit losses are reported in the Consolidated Statement of Income in the provision for credit losses. Our process for determining the allowance for credit losses is discussed in the Credit Risk Management section beginning on page 44 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. Due to the variability in the drivers of the assumptions made in this process, estimates of the portfolio’s inherent risks and overall collectibility change with changes in the economy, individual industries, countries and individual borrowers’ or counterparties’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.

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

Our allowance for loan and lease losses is sensitive to the risk rating assigned to commercial loans and leases. Assuming a downgrade of one level in the internal risk rating for commercial loans and leases measured at historical cost and rated under the internal risk rating scale, except loans and leases already risk-rated Doubtful as defined by regulatory authorities, the allowance for loans and lease losses would increase by approximately $1.6 billion at December 31, 2007. The allowance for loan and lease losses as a percentage of total loans and leases measured at historical cost at December 31, 2007 was 1.33 percent and this hypothetical increase in the allowance would raise the ratio to approximately 1.50 percent. Our allowance for loans and lease losses is also sensitive to the loss rates used for the consumer and commercial portfolios. A 10 percent increase in the loss rates used on the consumer and commercial loan and lease portfolios measured at historical cost would increase the allowance for loan and lease losses at December 31, 2007 by approximately $820 million, of which $690 million would relate to consumer and $130 million to commercial.

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

Fair Value of Financial Instruments

Effective January 1, 2007, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. We carry certain corporate loans and loan commitments, loans held-for-sale, structured reverse repurchase agreements, and long-term deposits at fair value in accordance with SFAS 159. We also carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs, and certain other assets at fair value. For more information, see Note 1 – Summary of Significant Accounting Principles and Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Trading account assets and liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of trading account assets or liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At December 31, 2007, $4.0 billion, or two percent, of trading account assets were classified as level 3 fair value assets. No trading account liabilities were classified as level 3 liabilities at December 31, 2007.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: a model validation policy that requires a review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. These processes and controls are performed independently of the business.

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

Bank of America 2007	69

quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. At December 31, 2007, the level 3 fair values of derivative assets and liabilities determined by these quantitative models were $9.0 billion and $10.2 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variable. Further, they represent two percent of both derivative assets and liabilities, before the impact of legally enforceable master netting agreements. For 2007, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Trading account profits (losses), which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits (losses) are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential daily loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At December 31, 2007, the amount of our VAR was $73 million based on a 99 percent confidence level. For more information on VAR, see Trading Risk Management beginning on page 62.

AFS debt and marketable equity securities are recorded at fair value, which is generally based on quoted market prices or market prices for similar assets.

Principal Investing

Principal Investing is included within Equity Investments in All Other and is discussed in more detail beginning on page 34. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle, from start-up to buyout. These investments are made either directly in a company or held through a fund. Some of these companies may need access to additional cash to support their long-term business models. Market conditions and company performance may impact whether funding is available from private investors or the capital markets. For more information, see Note 1 – Summary of Significant Accounting Principles and Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Investments with active market quotes are carried at estimated fair value; however, the majority of our investments do not have publicly available price quotations and, therefore, the fair value is unobservable. At December 31, 2007, we had nonpublic investments of $3.5 billion, or approximately 86 percent of the total portfolio. Valuation of these investments requires significant management judgment. We value such investments initially at transaction price and adjust valuations when evidence is available to support such adjustments. Such evidence includes transactions in similar instruments, market comparables, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, and changes in financial ratios or cash flows. Investments are adjusted to estimated fair values at the balance sheet date with changes being recorded in equity investment income in the Consolidated Statement of Income.

Accrued Income Taxes

As more fully described in Note 1 – Summary of Significant Accounting Principles and Note 18 – Income Taxes to the Consolidated Financial

Statements, we account for income taxes in accordance with SFAS 109 as interpreted by FIN 48. Accrued income taxes, reported as a component of accrued expenses and other liabilities on our Consolidated Balance Sheet, represents the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 jurisdictions and consider many factors – including statutory, judicial and regulatory guidance – in estimating the appropriate accrued income taxes for each jurisdiction.

In applying the principles of SFAS 109, we monitor relevant tax authorities and change our estimate of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities. These revisions of our estimate of accrued income taxes, which also may result from our own income tax planning and from the resolution of income tax controversies, may be material to our operating results for any given period.

Goodwill and Intangible Assets

The nature of and accounting for goodwill and intangible assets is discussed in detail in Note 1 – Summary of Significant Accounting Principles and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, or in interim periods if events or circumstances indicate a potential impairment. The reporting units utilized for this test were those that are one level below the business segments identified on page 19. The impairment test is performed in two steps. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step compares the implied fair value of the reporting unit’s goodwill, as defined in SFAS 142, with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach and the market approach and the fair values of the intangible assets were determined using the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. Cash flows were discounted using a discount rate based on expected equity return rates, which was 11 percent for 2007. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of

70	Bank of America 2007

the reporting unit. For purposes of the market approach, valuations of reporting units were based on actual comparable market transactions and market earnings multiples for similar industries of the reporting unit.

Our evaluations for 2007 indicated there was no impairment of goodwill or intangible assets.

Consolidation and Accounting for Variable Interest Entities

Under the provisions of FIN 46R, a VIE is consolidated by the entity that will absorb a majority of the variability created by the assets of the VIE. The calculation of variability is based on an analysis of projected probability-weighted cash flows based on the design of the particular VIE. Scenarios in which expected cash flows are less than or greater than the expected outcomes create expected losses or expected residual returns. The entity that will absorb a majority of expected variability (the sum of the absolute values of the expected losses and expected residual returns) consolidates the VIE and is referred to as the primary beneficiary.

A variety of qualitative and quantitative assumptions are used to estimate projected cash flows and the relative probability of each potential outcome, and to determine which parties will absorb expected losses and expected residual returns. Critical assumptions, which may include projected credit losses and interest rates, are independently verified against market observable data where possible. Where market observable data is not available, the results of the analysis become more subjective.

As certain events occur, we re-evaluate which parties will absorb variability and whether we have become or are no longer the primary beneficiary. Reconsideration events may occur when VIEs acquire additional assets, issue new variable interests or enter into new or modified contractual arrangements. A reconsideration event may also occur when we acquire new or additional interests in a VIE.

In the unlikely event we were required to consolidate our unconsolidated VIEs, their consolidation would increase our assets and liabilities and could have an adverse impact on our Tier 1 Capital, Total Capital and Tier 1 Leverage Capital ratios.

For more information, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

2006 Compared to 2005

The following discussion and analysis provides a comparison of our results of operations for 2006 and 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 5 and 6 contain financial data to supplement this discussion.

Overview

Net Income

Net income totaled $21.1 billion, or $4.59 per diluted common share, in 2006 compared to $16.5 billion, or $4.04 per diluted common share, in 2005. The return on average common shareholders’ equity was 16.27 percent in 2006 compared to 16.51 percent in 2005. These earnings provided sufficient cash flow to allow us to return $21.2 billion and $10.6 billion in 2006 and 2005, in capital to shareholders in the form of dividends and share repurchases, net of employee stock options exercised.

Net Interest Income

Net interest income on a FTE basis increased $4.2 billion to $35.8 billion in 2006 compared to 2005. The primary drivers of the increase were the impact of the MBNA merger (volumes and spreads), consumer and commercial loan growth, and increases in the benefits from ALM activities including higher portfolio balances (primarily residential mortgages) and the impact of changes in spreads across all product categories. These increases were partially offset by a lower contribution from market-based earning assets and the higher cost associated with higher levels of wholesale funding. The net interest yield on a FTE basis decreased two bps to 2.82 percent in 2006 due primarily to an increase in lower yielding market-based earning assets and loan spreads that continued to tighten due to the flat to inverted yield curve. These decreases were partially offset by widening of spreads on core deposits.

Noninterest Income

Noninterest income increased $11.6 billion to $38.0 billion in 2006, due primarily to increases in card income of $8.5 billion, trading account profits (losses) of $1.4 billion, equity investment income of $977 million, service charges of $520 million and other income of $1.2 billion partially offset by a decrease in gains (losses) on sales of debt securities of $1.5 billion. Card income increased primarily due to the addition of MBNA resulting in higher excess servicing income, cash advance fees, interchange income and late fees. Trading account profits (losses) increased due to a favorable market environment. Equity investment income increased primarily due to favorable market conditions driven by liquidity in the capital markets as well as a gain of $341 million recorded on the liquidation of a strategic European investment. Service charges grew due to increased non-sufficient funds fees and overdraft charges, account service charges, and ATM fees resulting from new account growth and increased account usage. Other income increased due to the $720 million gain on the sale of our Brazilian operations and the $165 million gain on the sale of our Asia commercial banking business. Gains (losses) on sales of debt securities were $(443) million and $1.1 billion in 2006 and 2005. The decrease was primarily due to a loss on the sale of mortgage-backed securities in 2006 compared to gains recorded in 2005.

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

Noninterest Expense

Noninterest expense increased $6.9 billion in 2006 from 2005, primarily due to the MBNA merger, increased personnel expense related to higher performance-based compensation and higher marketing expense related to consumer banking initiatives. Amortization of intangibles expense was higher due to increases in purchased credit card relationships, affinity relationships, core deposit intangibles and other intangibles, including trademarks.

Income Tax Expense

Income tax expense was $10.8 billion in 2006 compared to $8.0 billion in 2005, resulting in an effective tax rate of 33.9 percent in 2006 and 32.7 percent in 2005. The increase in the effective tax rate was primarily due to a $175 million charge to income tax expense arising from the change in tax legislation, the one-time benefit recorded during 2005 related to the repatriation of certain foreign earnings and the January 1, 2006 addition of MBNA.

Bank of America 2007	71

Business Segment Operations

Global Consumer and Small Business Banking

Net income increased $4.4 billion, or 62 percent, to $11.4 billion in 2006 compared to 2005. Total revenue rose $16.5 billion, or 58 percent, in 2006 compared to 2005, driven by increases in net interest income and noninterest income. The MBNA merger and organic growth in average loans and leases contributed to the $10.6 billion, or 60 percent, increase in net interest income. Increases in card income of $4.9 billion, all other income of $806 million and service charges of $348 million drove the $5.9 billion, or 54 percent, increase in noninterest income. Card income was higher mainly due to increases in interchange income, cash advance fees and late fees due primarily to the impact of the MBNA merger. All other income increased primarily as a result of the MBNA merger. Service charges increased due to new account growth and increased usage. These increases were partially offset by increases in the provision for credit losses and noninterest expense. The provision for credit losses increased $3.8 billion to $8.5 billion in 2006 resulting primarily from an increase in Card Services mainly due to the MBNA merger. Noninterest expense increased $5.6 billion, or 44 percent, primarily driven by the addition of MBNA.

Global Corporate and Investment Banking

Net income increased $78 million, or one percent, to $6.0 billion in 2006 compared to 2005. Total revenue increased $1.3 billion, or seven percent, in 2006 driven by increases in noninterest income partially offset by a decrease in net interest income. Net interest income declined $460 million, or four percent, primarily due to the impact of ALM activities and spread compression in the loan portfolio. Noninterest income increased $1.8 billion, or 18 percent, driven by the increase in trading account profits (losses) of $1.2 billion and investment banking income of $585 million mainly due to the continued strength in debt underwriting, sales and trading, and a favorable market environment. These increases were partially offset by an increase in noninterest expense which increased by $1.1 billion, or 11 percent, mainly due to higher personnel expense, including performance-based incentive compensation primarily in CMAS and other general operating costs.

Global Wealth and Investment Management

Net income increased $211 million, or 10 percent, to $2.2 billion in 2006 compared to 2005. Total revenue increased $483 million, or seven percent, in 2006. Net interest income increased $117 million, or three percent, due to an increase in deposit spreads and higher average loans and leases, largely offset by a decline in ALM activities and loan spread compression. GWIM also benefited from the migration of deposits from GCSBB. For 2006 and 2005 a total of $10.7 billion and $16.9 billion of net deposits were migrated from GCSBB to GWIM. Noninterest income increased $366 million, or 11 percent, mainly due to increases in investment and brokerage services driven by higher levels of AUM. These changes were offset by higher noninterest expense which increased $126 million, or three percent, primarily due to increases in personnel-related expense driven by the addition of sales associates and revenue-related expenses.

All Other

Net income increased $23 million, or two percent, to $1.5 billion in 2006 compared to 2005. Excluding the securitization offset, total revenue rose $441 million to $3.7 billion, primarily driven by increases in net interest income of $1.1 billion, equity investment income of $839 million and all other income of $861 million partially offset by lower gains (losses) on sales of debt securities. The increase in net interest income was mainly due to the negative impact to 2005 results retained in All Other relating to funds transfer pricing that was not allocated to the businesses. The increase in equity investment income was due to favorable market conditions driving liquidity in the Principal Investing portfolio combined with a gain recorded on the liquidation of a strategic European investment. The increase in all other income was primarily related to the gain on the sale of our Brazilian operations of $720 million. Gains (losses) on sales of debt securities decreased $1.4 billion to $(475) million resulting from a loss on the sale of mortgage-backed securities compared with gains recorded on the sales of mortgage-backed securities in 2005. Merger and restructuring charges increased $393 million due to the MBNA merger whereas the 2005 charges primarily related to the FleetBoston Financial Corporation merger.

72	Bank of America 2007

Statistical Tables

Table I   Year-to-date Average Balances and Interest Rates – FTE Basis

	2007			2006 (1)			2005
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$13,152	$627	4.77%	$15,611	$646	4.14%	$14,286	$472	3.30%
Federal funds sold and securities purchased under agreements to resell	155,828	7,722	4.96	175,334	7,823	4.46	169,132	5,012	2.96
Trading account assets	187,287	9,747	5.20	145,321	7,552	5.20	133,502	5,883	4.41
Debt securities (2)	186,466	10,020	5.37	225,219	11,845	5.26	219,843	11,047	5.03
Loans and leases (3):
Residential mortgage	264,650	15,112	5.71	207,879	11,608	5.58	173,773	9,424	5.42
Credit card – domestic	57,883	7,225	12.48	63,838	8,638	13.53	53,997	6,253	11.58
Credit card – foreign	12,359	1,502	12.15	9,141	1,147	12.55	–	–	–
Home equity (4)	98,765	7,385	7.48	78,318	5,773	7.37	63,852	3,931	6.16
Direct/Indirect consumer (5)	70,260	6,002	8.54	53,371	4,185	7.84	37,472	2,072	5.53
Other consumer (6)	4,259	389	9.14	7,317	788	10.78	6,854	665	9.72
Total consumer	508,176	37,615	7.40	419,864	32,139	7.65	335,948	22,345	6.65
Commercial – domestic	180,102	12,884	7.15	151,231	10,897	7.21	128,034	8,266	6.46
Commercial real estate (7)	42,950	3,145	7.32	36,939	2,740	7.42	34,304	2,046	5.97
Commercial lease financing	20,435	1,212	5.93	20,862	995	4.77	20,441	992	4.85
Commercial – foreign	24,491	1,452	5.93	23,521	1,674	7.12	18,491	1,292	6.99
Total commercial	267,978	18,693	6.98	232,553	16,306	7.01	201,270	12,596	6.26
Total loans and leases	776,154	56,308	7.25	652,417	48,445	7.43	537,218	34,941	6.50
Other earning assets	71,305	4,629	6.49	55,242	3,498	6.33	38,013	2,103	5.53
Total earning assets (8)	1,390,192	89,053	6.41	1,269,144	79,809	6.29	1,111,994	59,458	5.35
Cash and cash equivalents	33,091			34,052			33,199
Other assets, less allowance for loan and lease losses	178,790			163,485			124,699
Total assets	$1,602,073			$1,466,681			$1,269,892
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,316	$188	0.58%	$34,608	$269	0.78%	$36,602	$211	0.58%
NOW and money market deposit accounts	220,207	4,361	1.98	218,077	3,923	1.80	227,722	2,839	1.25
Consumer CDs and IRAs	167,801	7,817	4.66	144,738	6,022	4.16	124,385	4,091	3.29
Negotiable CDs, public funds and other time deposits	20,557	974	4.74	12,195	483	3.97	6,865	250	3.65
Total domestic interest-bearing deposits	440,881	13,340	3.03	409,618	10,697	2.61	395,574	7,391	1.87
Foreign interest-bearing deposits:
Banks located in foreign countries	42,788	2,174	5.08	34,985	1,982	5.67	22,945	1,202	5.24
Governments and official institutions	16,523	812	4.91	12,674	586	4.63	7,418	238	3.21
Time, savings and other	43,443	1,767	4.07	38,544	1,215	3.15	31,603	661	2.09
Total foreign interest-bearing deposits	102,754	4,753	4.63	86,203	3,783	4.39	61,966	2,101	3.39
Total interest-bearing deposits	543,635	18,093	3.33	495,821	14,480	2.92	457,540	9,492	2.08
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	424,814	21,975	5.17	411,132	19,840	4.83	326,408	11,615	3.56
Trading account liabilities	82,721	3,444	4.16	64,689	2,640	4.08	57,689	2,364	4.10
Long-term debt	169,855	9,359	5.51	130,124	7,034	5.41	97,709	4,418	4.52
Total interest-bearing liabilities (8)	1,221,025	52,871	4.33	1,101,766	43,994	3.99	939,346	27,889	2.97
Noninterest-bearing sources:
Noninterest-bearing deposits	173,547			177,174			174,892
Other liabilities	70,839			57,278			55,793
Shareholders’ equity	136,662			130,463			99,861
Total liabilities and shareholders’ equity	$1,602,073			$1,466,681			$1,269,892
Net interest spread			2.08%			2.30%			2.38%
Impact of noninterest-bearing sources			0.52			0.52			0.46
Net interest income/yield on earning assets		$36,182	2.60%		$35,815	2.82%		$31,569	2.84%
(1)

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

(2)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(3)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(4)	Includes home equity loans of $16.7 billion, $9.7 billion and $7.6 billion in 2007, 2006 and 2005, respectively.
(5)	Includes foreign consumer loans of $3.8 billion, $3.4 billion, and $53 million in 2007, 2006 and 2005, respectively.
(6)

Includes consumer finance loans of $3.2 billion, $2.9 billion, $3.1 billion in 2007, 2006 and 2005, respectively; and other foreign consumer loans of $1.1 billion, $4.4 billion and $3.5 billion in 2007, 2006 and 2005, respectively.

(7)	Includes domestic commercial real estate loans of $42.1 billion, $36.2 billion and $33.8 billion in 2007, 2006 and 2005, respectively.
(8)

Interest income includes the impact of interest rate risk management contracts, which increased (decreased) interest income on the underlying assets $(542) million, $(372) million and $704 million in 2007, 2006 and 2005, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $813 million, $106 million and $1.3 billion in 2007, 2006 and 2005, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 65.

Bank of America 2007	73

Table II  Analysis of Changes in Net Interest Income – FTE Basis

	From 2006 to 2007			From 2005 to 2006
	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
(Dollars in millions)	Volume	Rate		Volume	Rate
Increase (decrease) in interest income
Time deposits placed and other short-term investments	$(102)	$83	$(19)	$43	$131	$174
Federal funds sold and securities purchased under agreements to resell	(873)	772	(101)	178	2,633	2,811
Trading account assets	2,187	8	2,195	526	1,143	1,669
Debt securities	(2,037)	212	(1,825)	282	516	798
Loans and leases:
Residential mortgage	3,159	345	3,504	1,843	341	2,184
Credit card – domestic	(806)	(607)	(1,413)	1,139	1,246	2,385
Credit card – foreign	404	(49)	355	1,147	–	1,147
Home equity	1,506	106	1,612	893	949	1,842
Direct/Indirect consumer	1,323	494	1,817	879	1,234	2,113
Other consumer	(329)	(70)	(399)	46	77	123
Total consumer			5,476			9,794
Commercial – domestic	2,088	(101)	1,987	1,504	1,127	2,631
Commercial real estate	447	(42)	405	159	535	694
Commercial lease financing	(20)	237	217	20	(17)	3
Commercial – foreign	70	(292)	(222)	352	30	382
Total commercial			2,387			3,710
Total loans and leases			7,863			13,504
Other earning assets	1,016	115	1,131	952	443	1,395
Total interest income			$9,244			$20,351
Increase (decrease) in interest expense
Domestic interest-bearing deposits:
Savings	$(17)	$(64)	$(81)	$(10)	$68	$58
NOW and money market deposit accounts	41	397	438	(113)	1,197	1,084
Consumer CDs and IRAs	959	836	1,795	671	1,260	1,931
Negotiable CDs, public funds and other time deposits	333	158	491	195	38	233
Total domestic interest-bearing deposits			2,643			3,306
Foreign interest-bearing deposits:
Banks located in foreign countries	444	(252)	192	631	149	780
Governments and official institutions	179	47	226	169	179	348
Time, savings and other	153	399	552	145	409	554
Total foreign interest-bearing deposits			970			1,682
Total interest-bearing deposits			3,613			4,988
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	679	1,456	2,135	3,021	5,204	8,225
Trading account liabilities	735	69	804	288	(12)	276
Long-term debt	2,155	170	2,325	1,464	1,152	2,616
Total interest expense			8,877			16,105
Net increase in net interest income (2)			$367			$4,246
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

74	Bank of America 2007

Table III   Outstanding Loans and Leases

(Dollars in millions)	December 31
	2007	2006	2005	2004	2003
Consumer
Residential mortgage	$274,949	$241,181	$182,596	$178,079	$140,483
Credit card – domestic	65,774	61,195	58,548	51,726	34,814
Credit card – foreign	14,950	10,999	–	–	–
Home equity (1)	114,834	87,893	70,229	57,439	27,507
Direct/Indirect consumer (1, 2)	76,844	59,378	37,407	33,257	29,799
Other consumer (1, 3)	3,850	5,059	6,677	7,382	7,526
Total consumer	551,201	465,705	355,457	327,883	240,129
Commercial
Commercial – domestic (4)	208,297	161,982	140,533	122,095	91,491
Commercial real estate (5)	61,298	36,258	35,766	32,319	19,367
Commercial lease financing	22,582	21,864	20,705	21,115	9,692
Commercial – foreign	28,376	20,681	21,330	18,401	10,754
Total commercial loans measured at historical cost	320,553	240,785	218,334	193,930	131,304
Commercial loans measured at fair value (6)	4,590	n/a	n/a	n/a	n/a
Total commercial	325,143	240,785	218,334	193,930	131,304
Total loans and leases	$876,344	$706,490	$573,791	$521,813	$371,433
(1)

Home equity loan balances previously included in direct/indirect consumer and other consumer were reclassified to home equity to conform to current year presentation. Additionally, certain foreign consumer balances were reclassified from other consumer to direct/indirect consumer to conform to current year presentation.

(2)	Includes foreign consumer loans of $3.4 billion, $3.9 billion, $48 million, $57 million, and $31 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.
(3)

Includes other foreign consumer loans of $829 million, $2.3 billion, $3.8 billion, $3.5 billion, and $1.9 billion at December 31, 2007, 2006, 2005, 2004, and 2003, respectively; consumer finance loans of $3.0 billion, $2.8 billion, $2.8 billion, $3.4 billion, and $3.9 billion at December 31, 2007, 2006, 2005, 2004, and 2003, respectively; and consumer lease financing of $481 million and $1.7 billion at December 31, 2004 and 2003.

(4)

Includes small business commercial—domestic loans, primarily card related, of $17.8 billion, $13.7 billion, $7.2 billion, $5.4 billion, and $2.7 billion at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(5)

Includes domestic commercial real estate loans of $60.2 billion, $35.7 billion, $35.2 billion, $31.9 billion, and $19.0 billion at December 31, 2007, 2006, 2005, 2004, and 2003, respectively; and foreign commercial real estate loans of $1.1 billion, $578 million, $585 million, $440 million, and $324 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(6)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion, commercial – foreign loans of $790 million and commercial real estate loans of $304 million at December 31, 2007. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a = not applicable

Bank of America 2007	75

Table IV  Nonperforming Assets

	December 31
(Dollars in millions)	2007	2006	2005	2004	2003
Consumer
Residential mortgage	$1,999	$660	$570	$554	$531
Home equity (1)	1,340	291	151	94	67
Direct/Indirect consumer (1)	8	2	3	5	4
Other consumer	95	77	61	85	36
Total consumer (2)	3,442	1,030	785	738	638
Commercial
Commercial – domestic (3)	869	505	550	847	1,383
Commercial real estate	1,099	118	49	87	142
Commercial lease financing	33	42	62	266	127
Commercial – foreign	19	13	34	267	578
	2,020	678	695	1,467	2,230
Small business commercial – domestic	135	79	31	8	5
Total commercial (4)	2,155	757	726	1,475	2,235
Total nonperforming loans and leases	5,597	1,787	1,511	2,213	2,873
Foreclosed properties	351	69	92	102	148
Nonperforming securities (5)	–	–	–	140	–
Total nonperforming assets (6, 7)	$5,948	$1,856	$1,603	$2,455	$3,021
(1)	Nonperforming home equity loan balances previously included in direct/indirect consumer were reclassified to home equity to conform to current year presentation.
(2)

In 2007, $230 million in interest income was estimated to be contractually due on nonperforming consumer loans and leases classified as nonperforming at December 31, 2007 provided that these loans and leases had been paid according to their terms and conditions. Of this amount, approximately $85 million was received and included in net income for 2007.

(3)	Excludes small business commercial – domestic loans.
(4)

In 2007, $229 million in interest income was estimated to be contractually due on nonperforming commercial loans and leases classified as nonperforming at December 31, 2007, including troubled debt restructured loans of which $33 million were performing at December 31, 2007 and not included in the table above. Approximately $162 million of the estimated $229 million in contractual interest was received and included in net income for 2007.

(5)	In 2005, nonperforming international securities held in the AFS portfolio were exchanged for performing securities.
(6)

Balances do not include nonperforming loans held-for-sale included in other assets of $188 million, $80 million, $69 million, $151 million, and $202 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(7)	Balances do not include loans measured at fair value in accordance with SFAS 159. At December 31, 2007, there were no nonperforming loans measured under fair value in accordance with SFAS 159.

76	Bank of America 2007

Table V   Accruing Loans and Leases Past Due 90 Days or More

	December 31
(Dollars in millions)	2007	2006	2005	2004	2003
Consumer
Residential mortgage (1)	$237	$118	$–	$–	$–
Credit card – domestic	1,855	1,991	1,197	1,075	616
Credit card – foreign	272	184	–	–	–
Direct/Indirect consumer	745	378	75	58	47
Other consumer	4	7	15	23	35
Total consumer	3,113	2,678	1,287	1,156	698
Commercial
Commercial – domestic (2)	119	66	117	121	110
Commercial real estate	36	78	4	1	23
Commercial lease financing	25	26	15	14	n/a
Commercial – foreign	16	9	32	2	29
	196	179	168	138	162
Small business commercial – domestic	427	199	–	–	–
Total commercial	623	378	168	138	162
Total accruing loans and leases past due 90 days or more (3)	$3,736	$3,056	$1,455	$1,294	$860
(1)

Balances at December 31, 2007 and 2006 are related to repurchases pursuant to our servicing agreements with GNMA mortgage pools, where repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.

(2)	Excludes small business commercial-domestic loans.
(3)

Balances do not include loans measured at fair value in accordance with SFAS 159. At December 31, 2007, there were no accruing loans or leases past due 90 days or more measured under fair value in accordance with SFAS 159.

n/a = not available

Bank of America 2007	77

Table VI   Allowance for Credit Losses

(Dollars in millions)	2007	2006	2005	2004	2003
Allowance for loan and lease losses, January 1	$9,016	$8,045	$8,626	$6,163	$6,358
Adjustment due to the adoption of SFAS 159	(32)	–	–	–	–
LaSalle balance, October 1, 2007	725	–	–	–	–
U.S. Trust Corporation balance, July 1, 2007	25	–	–	–	–
MBNA balance, January 1, 2006	–	577	–	–	–
FleetBoston balance, April 1, 2004	–	–	–	2,763	–
Loans and leases charged off
Residential mortgage	(79)	(74)	(58)	(62)	(64)
Credit card – domestic	(3,410)	(3,546)	(4,018)	(2,536)	(1,657)
Credit card – foreign	(452)	(292)	–	–	–
Home equity	(286)	(67)	(46)	(38)	(38)
Direct/Indirect consumer	(1,885)	(857)	(380)	(344)	(322)
Other consumer	(346)	(327)	(376)	(295)	(343)
Total consumer charge-offs	(6,458)	(5,163)	(4,878)	(3,275)	(2,424)
Commercial – domestic (1)	(1,135)	(597)	(535)	(504)	(857)
Commercial real estate	(54)	(7)	(5)	(12)	(46)
Commercial lease financing	(55)	(28)	(315)	(39)	(132)
Commercial – foreign	(28)	(86)	(61)	(262)	(408)
Total commercial charge-offs	(1,272)	(718)	(916)	(817)	(1,443)
Total loans and leases charged off	(7,730)	(5,881)	(5,794)	(4,092)	(3,867)
Recoveries of loans and leases previously charged off
Residential mortgage	22	35	31	26	24
Credit card – domestic	347	452	366	231	143
Credit card – foreign	74	67	–	–	–
Home equity	12	16	15	23	26
Direct/Indirect consumer	512	247	132	136	141
Other consumer	68	110	101	102	88
Total consumer recoveries	1,035	927	645	518	422
Commercial – domestic (2)	128	261	365	327	224
Commercial real estate	7	4	5	15	5
Commercial lease financing	53	56	84	30	8
Commercial – foreign	27	94	133	89	102
Total commercial recoveries	215	415	587	461	339
Total recoveries of loans and leases previously charged off	1,250	1,342	1,232	979	761
Net charge-offs	(6,480)	(4,539)	(4,562)	(3,113)	(3,106)
Provision for loan and lease losses	8,357	5,001	4,021	2,868	2,916
Other	(23)	(68)	(40)	(55)	(5)
Allowance for loan and lease losses, December 31	11,588	9,016	8,045	8,626	6,163
Reserve for unfunded lending commitments, January 1	397	395	402	416	493
Adjustment due to the adoption of SFAS 159	(28)	–	–	–	–
LaSalle balance, October 1, 2007	124	–	–	–	–
FleetBoston balance, April 1, 2004	–	–	–	85	–
Provision for unfunded lending commitments	28	9	(7)	(99)	(77)
Other	(3)	(7)	–	–	–
Reserve for unfunded lending commitments, December 31	518	397	395	402	416
Allowance for credit losses, December 31	$12,106	$9,413	$8,440	$9,028	$6,579
Loans and leases outstanding measured at historical cost at December 31	$871,754	$706,490	$573,791	$521,813	$371,433
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost at December 31 (3)	1.33%	1.28%	1.40%	1.65%	1.66%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31	1.23	1.19	1.27	1.34	1.25
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding measured at historical cost at December 31 (3)	1.51	1.44	1.62	2.19	2.40
Average loans and leases outstanding measured at historical cost during the year	$773,142	$652,417	$537,218	$472,617	$356,220
Net charge-offs as a percentage of average loans and leases outstanding measured at historical cost during the year (3, 4, 5)	0.84%	0.70%	0.85%	0.66%	0.87%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost at December 31	207	505	532	390	215
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (4, 5)	1.79	1.99	1.76	2.77	1.98
(1)	Includes small business commercial – domestic charge offs of $911 million and $409 million in 2007 and 2006. Small business commercial – domestic charge offs were not material in 2005, 2004 and 2003.
(2)	Includes small business commercial – domestic recoveries of $42 million and $48 million in 2007 and 2006. Small business commercial – domestic recoveries were not material in 2005, 2004 and 2003.
(3)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the year ended December 31, 2007. Loans measured at fair value were $4.59 billion at December 31, 2007.
(4)

In 2007, the impact of SOP 03-3 decreased net charge-offs by $75 million. Excluding the impact of SOP 03-3, net charge-offs as a percentage of average loans and leases outstanding measured at historical cost in 2007 would have been 0.85 percent and the ratio of the allowance for loan and lease losses to net charge-offs would have been 1.77 percent at December 31, 2007.

(5)

In 2006, the impact of SOP 03-3 decreased net charge-offs by $288 million. Excluding the impact of SOP 03-3, net charge-offs as a percentage of average loans and leases outstanding measured at historical cost in 2006 would have been 0.74 percent, and the ratio of the allowance for loan and lease losses to net charge-offs would have been 1.87 percent at December 31, 2006.

78	Bank of America 2007

Table VII   Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2007		2006		2005		2004		2003
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Allowance for loan and lease losses
Residential mortgage	$207	1.8%	$248	2.8%	$277	3.4%	$240	2.8%	$185	3.0%
Credit card – domestic	2,919	25.2	3,176	35.2	3,301	41.0	3,148	36.5	1,947	31.6
Credit card – foreign	441	3.8	336	3.7	–	–	–	–	–	–
Home equity	963	8.3	133	1.5	136	1.7	115	1.3	72	1.2
Direct/Indirect consumer	2,077	17.9	1,378	15.3	421	5.2	375	4.3	347	5.6
Other consumer	151	1.3	289	3.2	380	4.8	500	5.9	456	7.4
Total consumer	6,758	58.3	5,560	61.7	4,515	56.1	4,378	50.8	3,007	48.8
Commercial – domestic (1)	3,194	27.6	2,162	24.0	2,100	26.1	2,101	24.3	1,756	28.5
Commercial real estate	1,083	9.3	588	6.5	609	7.6	644	7.5	484	7.9
Commercial lease financing	218	1.9	217	2.4	232	2.9	442	5.1	235	3.8
Commercial – foreign	335	2.9	489	5.4	589	7.3	1,061	12.3	681	11.0
Total commercial (2)	4,830	41.7	3,456	38.3	3,530	43.9	4,248	49.2	3,156	51.2
Allowance for loan and lease losses	11,588	100.0%	9,016	100.0%	8,045	100.0%	8,626	100.0%	6,163	100.0%
Reserve for unfunded lending commitments	518		397		395		402		416
Allowance for credit losses	$12,106		$9,413		$8,440		$9,028		$6,579
(1)

Includes allowance for small business commercial – domestic loans of $1.4 billion and $578 million at December 31, 2007 and 2006. The allowance for small business commercial – domestic loans was not material in 2005, 2004 and 2003.

(2)

Includes allowance for loan and lease losses for impaired commercial loans of $123 million, $43 million, $55 million, $202 million, and $391 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

Table VIII   Selected Loan Maturity Data (1, 2)

	December 31, 2007
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial – domestic	$80,087	$91,835	$39,870	$211,792
Commercial real estate – domestic	24,048	31,185	5,305	60,538
Foreign and other (3)	27,615	5,773	1,085	34,473
Total selected loans	$131,750	$128,793	$46,260	$306,803
Percent of total	42.9%	42.0%	15.1%	100.0%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$11,689	$22,085
Floating or adjustable interest rates		117,104	24,175
Total		$128,793	$46,260
(1)	Loan maturities are based on the remaining maturities under contractual terms.
(2)	Includes loans measured at fair value in accordance with SFAS 159.
(3)	Loan maturities include direct/indirect consumer, other consumer, commercial real estate and commercial–foreign loans.

Bank of America 2007	79

Table IX   Short-term Borrowings

	2007		2006		2005
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
At December 31	$14,187	4.15%	$12,232	5.35%	$2,715	4.06%
Average during year	7,595	4.84	5,292	5.11	3,670	3.09
Maximum month-end balance during year	14,187	–	12,232	–	5,964	–
Securities sold under agreements to repurchase
At December 31	207,248	4.63	205,295	4.94	237,940	4.26
Average during year	245,886	5.21	281,611	4.66	227,081	3.62
Maximum month-end balance during year	277,196	–	312,955	–	273,544	–
Commercial paper
At December 31	55,596	4.85	41,223	5.34	24,968	4.21
Average during year	57,712	5.03	33,942	5.15	26,335	3.22
Maximum month-end balance during year	69,367	–	42,511	–	31,380	–
Other short-term borrowings
At December 31	135,493	4.95	100,077	5.43	91,301	4.58
Average during year	113,621	5.18	90,287	5.21	69,322	3.51
Maximum month-end balance during year	142,047	–	104,555	–	91,301	–

80	Bank of America 2007

Table X  Non-exchange Traded Commodity Contracts

(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2007	$1,272	$1,130
Effects of legally enforceable master netting agreements	2,339	2,339
Gross fair value of contracts outstanding, January 1, 2007	3,611	3,469
Contracts realized or otherwise settled	(3,477)	(3,372)
Fair value of new contracts	4,646	4,736
Other changes in fair value	(59)	(34)
Gross fair value of contracts outstanding, December 31, 2007	4,721	4,799
Effects of legally enforceable master netting agreements	(3,573)	(3,573)
Net fair value of contracts outstanding, December 31, 2007	$1,148	$1,226

Table XI  Non-exchange Traded Commodity Contract Maturities

	December 31, 2007
(Dollars in millions)	Asset Positions	Liability Positions
Maturity of less than 1 year	$2,948	$2,964
Maturity of 1-3 years	1,491	1,590
Maturity of 4-5 years	274	224
Maturity in excess of 5 years	8	21
Gross fair value of contracts outstanding	4,721	4,799
Effects of legally enforceable master netting agreements	(3,573)	(3,573)
Net fair value of contracts outstanding	$1,148	$1,226

Bank of America 2007	81

Table XII  Selected Quarterly Financial Data

	2007 Quarters				2006 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$9,164	$8,615	$8,386	$8,268	$8,599	$8,586	$8,630	$8,776
Noninterest income	3,508	7,314	11,177	9,887	9,887	9,598	9,589	8,915
Total revenue, net of interest expense	12,672	15,929	19,563	18,155	18,486	18,184	18,219	17,691
Provision for credit losses	3,310	2,030	1,810	1,235	1,570	1,165	1,005	1,270
Noninterest expense, before merger and restructuring charges	10,137	8,459	9,018	8,986	8,849	8,594	8,523	8,826
Merger and restructuring charges	140	84	75	111	244	269	194	98
Income (loss) before income taxes	(915)	5,356	8,660	7,823	7,823	8,156	8,497	7,497
Income tax expense (benefit)	(1,183)	1,658	2,899	2,568	2,567	2,740	3,022	2,511
Net income	268	3,698	5,761	5,255	5,256	5,416	5,475	4,986
Average common shares issued and outstanding (in thousands)	4,421,554	4,420,616	4,419,246	4,432,664	4,464,110	4,499,704	4,534,627	4,609,481
Average diluted common shares issued and outstanding (in thousands)	4,470,108	4,475,917	4,476,799	4,497,028	4,536,696	4,570,558	4,601,169	4,666,405
Performance ratios
Return on average assets	0.06%	0.93%	1.48%	1.40%	1.39%	1.43%	1.51%	1.43%
Return on average common shareholders’ equity	0.60	11.02	17.55	16.16	15.76	16.64	17.26	15.44
Total ending equity to total ending assets	8.56	8.77	8.85	8.98	9.27	9.22	8.85	9.41
Total average equity to total average assets	8.32	8.51	8.55	8.78	8.97	8.63	8.75	9.26
Dividend payout	n/m	77.97	43.60	48.02	47.49	46.82	41.76	46.75
Per common share data
Earnings	$0.05	$0.83	$1.29	$1.18	$1.17	$1.20	$1.21	$1.08
Diluted earnings	0.05	0.82	1.28	1.16	1.16	1.18	1.19	1.07
Dividends paid	0.64	0.64	0.56	0.56	0.56	0.56	0.50	0.50
Book value	32.09	30.45	29.95	29.74	29.70	29.52	28.17	28.19
Market price per share of common stock
Closing	$41.26	$50.27	$48.89	$51.02	$53.39	$53.57	$48.10	$45.54
High closing	52.71	51.87	51.82	54.05	54.90	53.57	50.47	47.08
Low closing	41.10	47.00	48.80	49.46	51.66	47.98	45.48	43.09
Market capitalization	$183,107	$223,041	$216,922	$226,481	$238,021	$240,966	$217,794	$208,633
Average balance sheet
Total loans and leases	$868,119	$780,516	$740,199	$714,042	$683,598	$673,477	$635,649	$615,968
Total assets	1,742,467	1,580,565	1,561,649	1,521,418	1,495,150	1,497,987	1,456,004	1,416,373
Total deposits	781,625	702,481	697,035	686,704	680,245	676,851	674,796	659,821
Long-term debt	196,444	175,265	158,500	148,627	140,756	136,769	125,620	117,018
Common shareholders’ equity	141,085	131,606	130,700	130,737	132,004	129,098	127,102	130,881
Total shareholders’ equity	144,924	134,487	133,551	133,588	134,047	129,262	127,373	131,153
Asset Quality
Allowance for credit losses (1)	$12,106	$9,927	$9,436	$9,106	$9,413	$9,260	$9,475	$9,462
Nonperforming assets measured at historical cost	5,948	3,372	2,392	2,059	1,856	1,656	1,641	1,680
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (2)	1.33%	1.21%	1.20%	1.21%	1.28%	1.33%	1.36%	1.46%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	207	300	397	443	505	562	579	572
Net charge-offs	$1,985	$1,573	$1,495	$1,427	$1,417	$1,277	$1,023	$822
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (2)	0.91%	0.80%	0.81%	0.81%	0.82%	0.75%	0.65%	0.54%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (2)	0.64	0.40	0.30	0.27	0.25	0.24	0.23	0.26
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (2)	0.68	0.43	0.32	0.29	0.26	0.25	0.25	0.27
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.47	1.53	1.51	1.51	1.60	1.75	2.21	2.72
Capital ratios (period end)
Risk-based capital:
Tier 1	6.87%	8.22%	8.52%	8.57%	8.64%	8.48%	8.33%	8.45%
Total	11.02	11.86	12.11	11.94	11.88	11.46	11.25	11.32
Tier 1 Leverage	5.04	6.20	6.33	6.25	6.36	6.16	6.13	6.18
(1)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(2)	Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the year ended December 31, 2007. Loans measured at fair value were $4.59 billion at December 31, 2007.

n/m = not meaningful

82	Bank of America 2007

Table XIII  Quarterly Average Balances and Interest Rates – FTE Basis

	Fourth Quarter 2007			Third Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,459	$122	4.63%	$11,879	$148	4.92%
Federal funds sold and securities purchased under agreements to resell	151,938	1,748	4.59	139,259	1,839	5.27
Trading account assets	190,700	2,422	5.06	194,661	2,604	5.33
Debt securities (1)	206,873	2,795	5.40	174,568	2,380	5.45
Loans and leases (2):
Residential mortgage	277,058	3,972	5.73	274,385	3,928	5.72
Credit card – domestic	60,063	1,781	11.76	57,491	1,780	12.29
Credit card – foreign	14,329	464	12.86	11,995	371	12.25
Home equity (3)	112,372	2,043	7.21	98,611	1,884	7.58
Direct/Indirect consumer (4)	75,423	1,658	8.72	73,245	1,600	8.67
Other consumer (5)	3,918	71	7.24	4,055	96	9.47
Total consumer	543,163	9,989	7.32	519,782	9,659	7.39
Commercial – domestic	213,200	3,704	6.89	176,554	3,207	7.21
Commercial real estate (6)	59,702	1,053	6.99	38,977	733	7.47
Commercial lease financing	22,239	574	10.33	20,044	246	4.91
Commercial – foreign	29,815	426	5.67	25,159	377	5.95
Total commercial	324,956	5,757	7.03	260,734	4,563	6.95
Total loans and leases	868,119	15,746	7.21	780,516	14,222	7.25
Other earning assets	74,909	1,296	6.89	74,912	1,215	6.46
Total earning assets (7)	1,502,998	24,129	6.39	1,375,795	22,408	6.48
Cash and cash equivalents	33,714			31,356
Other assets, less allowance for loan and lease losses	205,755			173,414
Total assets	$1,742,467			$1,580,565
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,961	$50	0.63%	$31,510	$50	0.62%
NOW and money market deposit accounts	240,914	1,334	2.20	215,078	1,104	2.04
Consumer CDs and IRAs	183,910	2,179	4.70	165,840	1,949	4.66
Negotiable CDs, public funds and other time deposits	34,997	420	4.76	17,392	227	5.20
Total domestic interest-bearing deposits	491,782	3,983	3.21	429,820	3,330	3.07
Foreign interest-bearing deposits:
Banks located in foreign countries	45,050	557	4.91	43,727	564	5.12
Governments and official institutions	16,506	192	4.62	17,206	218	5.03
Time, savings and other	51,919	521	3.98	41,868	433	4.09
Total foreign interest-bearing deposits	113,475	1,270	4.44	102,801	1,215	4.69
Total interest-bearing deposits	605,257	5,253	3.44	532,621	4,545	3.39
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	456,530	5,599	4.87	409,070	5,521	5.36
Trading account liabilities	81,500	825	4.02	86,118	906	4.17
Long-term debt	196,444	2,638	5.37	175,265	2,446	5.58
Total interest-bearing liabilities (7)	1,339,731	14,315	4.25	1,203,074	13,418	4.43
Noninterest-bearing sources:
Noninterest-bearing deposits	176,368			169,860
Other liabilities	81,444			73,144
Shareholders’ equity	144,924			134,487
Total liabilities and shareholders’ equity	$1,742,467			$1,580,565
Net interest spread			2.14%			2.05%
Impact of noninterest-bearing sources			0.47			0.56
Net interest income/yield on earning assets		$9,814	2.61%		$8,990	2.61%
(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(3)

Includes home equity loans of $20.9 billion, $16.7 billion, $15.6 billion and $13.5 billion in the fourth, third, second and first quarters of 2007, and $11.7 billion in the fourth quarter of 2006, respectively.

(4)

Includes foreign consumer loans of $3.6 billion, $3.8 billion, $3.9 billion and $3.9 billion in the fourth, third, second and first quarters of 2007, and $3.8 billion in the fourth quarter of 2006, respectively.

(5)

Includes consumer finance loans of $3.1 billion, $3.2 billion, $3.4 billion and $3.0 billion in the fourth, third, second and first quarters of 2007, and $2.8 billion in the fourth quarter of 2006, respectively; and other foreign consumer loans of $845 million, $843 million, $775 million and $1.9 billion in the fourth, third, second and first quarters of 2007, and $4.0 billion in the fourth quarter of 2006, respectively.

(6)

Includes domestic commercial real estate loans of $58.5 billion, $38.0 billion, $36.2 billion and $35.5 billion in the fourth, third, second and first quarters of 2007, and $36.1 billion in the fourth quarter of 2006, respectively.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $134 million, $170 million, $117 million and $121 million in the fourth, third, second and first quarters of 2007, and $198 million in the fourth quarter of 2006, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on liabilities $201 million, $226 million, $207 million and $179 million in the fourth, third, second and first quarters of 2007, and $(69) million in the fourth quarter of 2006, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 65.

Bank of America 2007	83

Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Second Quarter 2007			First Quarter 2007			Fourth Quarter 2006
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$15,310	$188	4.92%	$15,023	$169	4.57%	$15,760	$166	4.19%
Federal funds sold and securities purchased under agreements to resell	166,258	2,156	5.19	166,195	1,979	4.79	174,167	2,068	4.73
Trading account assets	188,287	2,364	5.03	175,249	2,357	5.41	167,163	2,289	5.46
Debt securities (1)	177,834	2,394	5.39	186,498	2,451	5.27	193,601	2,504	5.17
Loans and leases (2):
Residential mortgage	260,099	3,708	5.70	246,618	3,504	5.69	225,985	3,202	5.66
Credit card – domestic	56,235	1,777	12.67	57,720	1,887	13.26	59,802	2,101	13.94
Credit card – foreign	11,946	350	11.76	11,133	317	11.55	10,375	305	11.66
Home equity (3)	94,267	1,779	7.57	89,559	1,679	7.60	84,905	1,626	7.60
Direct/Indirect consumer (4)	68,175	1,441	8.48	64,038	1,303	8.25	57,273	1,185	8.21
Other consumer (5)	4,153	100	9.71	4,928	122	9.93	6,804	141	8.32
Total consumer	494,875	9,155	7.41	473,996	8,812	7.50	445,144	8,560	7.65
Commercial – domestic	166,529	3,039	7.32	163,620	2,934	7.27	158,604	2,907	7.27
Commercial real estate (6)	36,788	687	7.49	36,117	672	7.55	36,851	704	7.58
Commercial lease financing	19,784	217	4.40	19,651	175	3.55	21,159	254	4.80
Commercial – foreign	22,223	319	5.75	20,658	330	6.48	21,840	337	6.12
Total commercial	245,324	4,262	6.97	240,046	4,111	6.94	238,454	4,202	7.00
Total loans and leases	740,199	13,417	7.26	714,042	12,923	7.31	683,598	12,762	7.42
Other earning assets	70,311	1,108	6.31	64,939	1,010	6.28	65,172	1,058	6.46
Total earning assets (7)	1,358,199	21,627	6.38	1,321,946	20,889	6.37	1,299,461	20,847	6.39
Cash and cash equivalents	33,689			33,623			32,816
Other assets, less allowance for loan and lease losses	169,761			165,849			162,873
Total assets	$1,561,649			$1,521,418			$1,495,150
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$33,039	$47	0.58%	$32,773	$41	0.50%	$32,965	$48	0.58%
NOW and money market deposit accounts	212,330	987	1.86	212,249	936	1.79	211,055	966	1.81
Consumer CDs and IRAs	161,703	1,857	4.61	159,505	1,832	4.66	154,621	1,794	4.60
Negotiable CDs, public funds and other time deposits	16,256	191	4.70	13,376	136	4.12	13,052	140	4.30
Total domestic interest-bearing deposits	423,328	3,082	2.92	417,903	2,945	2.86	411,693	2,948	2.84
Foreign interest-bearing deposits:
Banks located in foreign countries	41,940	522	4.99	40,372	531	5.34	38,648	507	5.21
Governments and official institutions	17,868	224	5.02	14,482	178	4.98	14,220	168	4.70
Time, savings and other	40,335	433	4.31	39,534	380	3.90	41,328	366	3.50
Total foreign interest-bearing deposits	100,143	1,179	4.72	94,388	1,089	4.68	94,196	1,041	4.38
Total interest-bearing deposits	523,471	4,261	3.27	512,291	4,034	3.19	505,889	3,989	3.13
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	419,260	5,537	5.30	414,104	5,318	5.20	405,748	5,222	5.11
Trading account liabilities	85,550	821	3.85	77,635	892	4.66	75,261	800	4.21
Long-term debt	158,500	2,227	5.62	148,627	2,048	5.51	140,756	1,881	5.34
Total interest-bearing liabilities (7)	1,186,781	12,846	4.34	1,152,657	12,292	4.31	1,127,654	11,892	4.19
Noninterest-bearing sources:
Noninterest-bearing deposits	173,564			174,413			174,356
Other liabilities	67,753			60,760			59,093
Shareholders’ equity	133,551			133,588			134,047
Total liabilities and shareholders’ equity	$1,561,649			$1,521,418			$1,495,150
Net interest spread			2.04%			2.06%			2.20%
Impact of noninterest-bearing sources			0.55			0.55			0.55
Net interest income/yield on earning assets		$8,781	2.59%		$8,597	2.61%		$8,955	2.75%

For Footnotes, see page 83.

84	Bank of America 2007

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

CDOs-Squared – A type of CDO where the underlying collateralizing securities include tranches of other CDOs.

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

Structured Investment Vehicle (SIV) – An entity that issues short duration debt and uses the proceeds from the issuance to purchase longer-term fixed income securities.

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

Variable Interest Entities (VIE) – A term defined by FIN 46R for an entity whose equity investors do not have a controlling financial interest. The entity may not have sufficient equity at risk to finance its activities without additional subordinated financial support from third parties. The equity investors may lack the ability to make significant decisions about the entity’s activities, or they may not absorb the losses or receive the residual returns generated by the assets and other contractual arrangements of the VIE. The entity that will absorb a majority of expected variability (the sum of the absolute values of the expected losses and expected residual returns) consolidates the VIE and is referred to as the primary beneficiary.

Bank of America 2007	85

Accounting Pronouncements

SFAS 52	Foreign Currency Translation

SFAS 109	Accounting for Income Taxes

SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended

SFAS 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125

SFAS 142	Goodwill and Other Intangible Assets

SFAS 157	Fair Value Measurements

SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

FIN 46R	Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51

FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

FSP 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction

SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Acronyms

ABS	Asset-backed securities

AFS	Available-for-sale

AICPA	American Institute of Certified Public Accountants

ALCO	Asset and Liability Committee

ALM	Asset and liability management

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities

EPS	Earnings per common share

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit and Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council

FIN	Financial Accounting Standards Board Interpretation

FRB	Board of Governors of the Federal Reserve System

FSP	Financial Accounting Standards Board Staff Position

FTE	Fully taxable-equivalent

GAAP	Generally accepted accounting principles in the United States

IPO	Initial public offering

IRLC	Interest rate lock commitment

LIBOR	London InterBank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

SBLCs	Standby letters of credit

SEC	Securities and Exchange Commission

SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards

SOP	American Institute of Certified Public Accountants Statement of Position

SPE	Special purpose entity

86	Bank of America 2007

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Market Risk Management in the MD&A beginning on page 61 which is incorporated herein by reference.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm.

Kenneth D. Lewis

Chairman, Chief Executive Officer and President

Joe L. Price

Chief Financial Officer

Bank of America 2007	87

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Bank of America Corporation:

In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing on page 87 of the 2007 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements, the Corporation has adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

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

Charlotte, North Carolina

February 20, 2008

88	Bank of America 2007

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2007	2006	2005
Interest income
Interest and fees on loans and leases	$55,681	$48,274	$34,843
Interest on debt securities	9,784	11,655	10,937
Federal funds sold and securities purchased under agreements to resell	7,722	7,823	5,012
Trading account assets	9,417	7,232	5,743
Other interest income	4,700	3,601	2,091
Total interest income	87,304	78,585	58,626
Interest expense
Deposits	18,093	14,480	9,492
Short-term borrowings	21,975	19,840	11,615
Trading account liabilities	3,444	2,640	2,364
Long-term debt	9,359	7,034	4,418
Total interest expense	52,871	43,994	27,889
Net interest income	34,433	34,591	30,737
Noninterest income
Card income	14,077	14,290	5,753
Service charges	8,908	8,224	7,704
Investment and brokerage services	5,147	4,456	4,184
Investment banking income	2,345	2,317	1,856
Equity investment income	4,064	3,189	2,212
Trading account profits (losses)	(5,131)	3,166	1,763
Mortgage banking income	902	541	805
Gains (losses) on sales of debt securities	180	(443)	1,084
Other income	1,394	2,249	1,077
Total noninterest income	31,886	37,989	26,438
Total revenue, net of interest expense	66,319	72,580	57,175

Provision for credit losses	8,385	5,010	4,014

Noninterest expense
Personnel	18,753	18,211	15,054
Occupancy	3,038	2,826	2,588
Equipment	1,391	1,329	1,199
Marketing	2,356	2,336	1,255
Professional fees	1,174	1,078	930
Amortization of intangibles	1,676	1,755	809
Data processing	1,962	1,732	1,487
Telecommunications	1,013	945	827
Other general operating	5,237	4,580	4,120
Merger and restructuring charges	410	805	412
Total noninterest expense	37,010	35,597	28,681
Income before income taxes	20,924	31,973	24,480
Income tax expense	5,942	10,840	8,015
Net income	$14,982	$21,133	$16,465
Preferred stock dividends	182	22	18
Net income available to common shareholders	$14,800	$21,111	$16,447
Per common share information
Earnings	$3.35	$4.66	$4.10
Diluted earnings	3.30	4.59	4.04
Dividends paid	2.40	2.12	1.90
Average common shares issued and outstanding (in thousands)	4,423,579	4,526,637	4,008,688
Average diluted common shares issued and outstanding (in thousands)	4,480,254	4,595,896	4,068,140

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2007	89

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2007	2006
Assets
Cash and cash equivalents	$42,531	$36,429
Time deposits placed and other short-term investments	11,773	13,952
Federal funds sold and securities purchased under agreements to resell (includes $2,578 measured at fair value at December 31, 2007 and $128,887 and $135,409 pledged as collateral)	129,552	135,478
Trading account assets (includes $88,745 and $92,274 pledged as collateral)	162,064	153,052
Derivative assets	34,662	23,439
Debt securities:
Available-for-sale (includes $107,440 and $83,785 pledged as collateral)	213,330	192,806
Held-to-maturity, at cost (fair value – $726 and $40)	726	40
Total debt securities	214,056	192,846
Loans and leases (includes $4,590 measured at fair value at December 31, 2007 and $115,285 and $24,632 pledged as collateral)	876,344	706,490
Allowance for loan and lease losses	(11,588)	(9,016)
Loans and leases, net of allowance	864,756	697,474
Premises and equipment, net	11,240	9,255
Mortgage servicing rights (includes $3,053 and $2,869 measured at fair value)	3,347	3,045
Goodwill	77,530	65,662
Intangible assets	10,296	9,422
Other assets (includes $41,088 measured at fair value at December 31, 2007)	153,939	119,683
Total assets	$1,715,746	$1,459,737
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$188,466	$180,231
Interest-bearing (includes $2,000 measured at fair value at December 31, 2007)	501,882	418,100
Deposits in foreign offices:
Noninterest-bearing	3,761	4,577
Interest-bearing	111,068	90,589
Total deposits	805,177	693,497
Federal funds purchased and securities sold under agreements to repurchase	221,435	217,527
Trading account liabilities	77,342	67,670
Derivative liabilities	22,423	16,339
Commercial paper and other short-term borrowings	191,089	141,300
Accrued expenses and other liabilities (includes $660 measured at fair value at December 31, 2007 and $518 and $397 of reserve for unfunded lending commitments)	53,969	42,132
Long-term debt	197,508	146,000
Total liabilities	1,568,943	1,324,465
Commitments and contingencies (Note 9 – Variable Interest Entities and Note 13 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 185,067 and 121,739 shares	4,409	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized – 7,500,000,000 shares; issued and outstanding – 4,437,885,419 and 4,458,151,391 shares	60,328	61,574
Retained earnings	81,393	79,024
Accumulated other comprehensive income (loss)	1,129	(7,711)
Other	(456)	(466)
Total shareholders’ equity	146,803	135,272
Total liabilities and shareholders’ equity	$1,715,746	$1,459,737

See accompanying Notes to Consolidated Financial Statements.

90	Bank of America 2007

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2004	$271	4,046,546	$44,236	$58,773	$(2,764)	$(281)	$100,235
Net income				16,465			16,465	$16,465
Net changes in available-for-sale debt and marketable equity securities					(2,781)		(2,781)	(2,781)
Net changes in foreign currency translation adjustments					32		32	32
Net changes in derivatives					(2,059)		(2,059)	(2,059)
Cash dividends paid:
Common				(7,665)			(7,665)
Preferred				(18)			(18)
Common stock issued under employee plans and related tax benefits		79,579	3,222			(145)	3,077
Common stock repurchased		(126,437)	(5,765)				(5,765)
Other				(3)	16	(1)	12	16
Balance, December 31, 2005	271	3,999,688	41,693	67,552	(7,556)	(427)	101,533	11,673
Adjustment to initially apply FASB Statement No. 158 (2)					(1,308)		(1,308)
Net income				21,133			21,133	21,133
Net changes in available-for-sale debt and marketable equity securities					245		245	245
Net changes in foreign currency translation adjustments					269		269	269
Net changes in derivatives					641		641	641
Cash dividends paid:
Common				(9,639)			(9,639)
Preferred				(22)			(22)
Issuance of preferred stock	2,850						2,850
Redemption of preferred stock	(270)						(270)
Common stock issued under employee plans and related tax benefits		118,418	4,863			(39)	4,824
Stock issued in acquisition (3)		631,145	29,377				29,377
Common stock repurchased		(291,100)	(14,359)				(14,359)
Other					(2)		(2)	(2)
Balance, December 31, 2006	2,851	4,458,151	61,574	79,024	(7,711)	(466)	135,272	22,286
Cumulative adjustment for accounting changes (4) :
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				14,982			14,982	14,982
Net changes in available-for-sale debt and marketable equity securities					9,269		9,269	9,269
Net changes in foreign currency translation adjustments					149		149	149
Net changes in derivatives					(705)		(705)	(705)
Employee benefit plan adjustments					127		127	127
Cash dividends paid:
Common				(10,696)			(10,696)
Preferred				(182)			(182)
Issuance of preferred stock	1,558						1,558
Common stock issued under employee plans and related tax benefits		53,464	2,544			10	2,554
Common stock repurchased		(73,730)	(3,790)				(3,790)
Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803	$23,822
(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.
(2)	Includes accumulated adjustment to apply SFAS 158 of $(1,428) million, net-of-tax, and the reversal of the additional minimum liability adjustment of $120 million, net-of-tax.
(3)	Includes adjustment for the fair value of outstanding MBNA Corporation (MBNA) stock options of $435 million.
(4)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2007	91

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2007	2006	2005
Operating activities
Net income	$14,982	$21,133	$16,465
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,385	5,010	4,014
(Gains) losses on sales of debt securities	(180)	443	(1,084)
Depreciation and premises improvements amortization	1,168	1,114	959
Amortization of intangibles	1,676	1,755	809
Deferred income tax (benefit) expense	(753)	1,850	1,695
Net increase in trading and derivative instruments	(8,108)	(3,870)	(18,911)
Net increase in other assets	(15,855)	(17,070)	(104)
Net increase (decrease) in accrued expenses and other liabilities	4,190	4,517	(8,205)
Other operating activities, net	5,531	(373)	(7,861)
Net cash provided by (used in) operating activities	11,036	14,509	(12,223)
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	2,191	(3,053)	(439)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	6,294	13,020	(58,425)
Proceeds from sales of available-for-sale debt securities	28,107	53,446	134,490
Proceeds from paydowns and maturities of available-for-sale debt securities	19,233	22,417	39,519
Purchases of available-for-sale debt securities	(28,016)	(40,905)	(204,476)
Proceeds from maturities of held-to-maturity debt securities	630	7	283
Purchases of held-to-maturity debt securities	(314)	–	–
Proceeds from sales of loans and leases	57,875	37,812	14,458
Other changes in loans and leases, net	(177,665)	(145,779)	(71,078)
Net purchases of premises and equipment	(2,143)	(748)	(1,228)
Proceeds from sales of foreclosed properties	104	93	132
(Acquisition) divestiture of business activities, net	(19,816)	(2,388)	(49)
Other investing activities, net	5,040	(2,226)	(3,632)
Net cash used in investing activities	(108,480)	(68,304)	(150,445)
Financing activities
Net increase in deposits	45,368	38,340	16,100
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,448)	(22,454)	120,914
Net increase in commercial paper and other short-term borrowings	32,840	23,709	37,671
Proceeds from issuance of long-term debt	67,370	49,464	21,958
Retirement of long-term debt	(28,942)	(17,768)	(15,107)
Proceeds from issuance of preferred stock	1,558	2,850	–
Redemption of preferred stock	–	(270)	–
Proceeds from issuance of common stock	1,118	3,117	2,846
Common stock repurchased	(3,790)	(14,359)	(5,765)
Cash dividends paid	(10,878)	(9,661)	(7,683)
Excess tax benefits of share-based payments	254	477	–
Other financing activities, net	(38)	(312)	(117)
Net cash provided by financing activities	103,412	53,133	170,817
Effect of exchange rate changes on cash and cash equivalents	134	92	(86)
Net increase (decrease) in cash and cash equivalents	6,102	(570)	8,063
Cash and cash equivalents at January 1	36,429	36,999	28,936
Cash and cash equivalents at December 31	$42,531	$36,429	$36,999
Supplemental cash flow disclosures
Cash paid for interest	$51,829	$42,355	$26,239
Cash paid for income taxes	9,196	7,210	7,049

The fair values of noncash assets acquired and liabilities assumed in the LaSalle Bank Corporation merger were $115.8 billion and $97.1 billion at October 1, 2007.

The fair values of noncash assets acquired and liabilities assumed in the U.S. Trust Corporation merger were $12.9 billion and $9.8 billion at July 1, 2007.

During 2007, the Corporation sold its operations in Chile and Uruguay for approximately $750 million in equity in Banco Itaú Holding Financeira S.A., and its assets in BankBoston Argentina for the assumption of its liabilities. The total assets and liabilities in these divestitures were $6.1 billion and $5.6 billion.

During 2007, the Corporation transferred $1.7 billion of trading account assets to AFS debt securities.

On January 1, 2007, the Corporation transferred $3.7 billion of AFS debt securities to trading account assets following the adoption of SFAS 159.

The fair values of noncash assets acquired and liabilities assumed in the MBNA merger were $83.3 billion and $50.4 billion at January 1, 2006.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion were issued in connection with the MBNA merger.

See accompanying Notes to Consolidated Financial Statements.

92	Bank of America 2007

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On October 1, 2007, Bank of America Corporation and its subsidiaries (the Corporation) acquired all the outstanding shares of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. On January 1, 2006, the Corporation acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA). These mergers were accounted for under the purchase method of accounting. Consequently, LaSalle, U.S. Trust Corporation and MBNA’s results of operations were included in the Corporation’s results from their dates of acquisition.

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At December 31, 2007, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), FIA Card Services, N.A. and LaSalle Bank, N.A. Bank of America, N.A. was the surviving entity after the merger with Fleet National Bank on June 13, 2005. Effective June 10, 2006, MBNA America Bank N.A. was renamed FIA Card Services, N.A., and on October 20, 2006, Bank of America, N.A. (USA) merged into FIA Card Services, N.A. These mergers had no impact on the Consolidated Financial Statements of the Corporation. LaSalle Bank, N.A. was acquired in connection with the LaSalle acquisition.

Note 1 – Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition and for VIEs, from the dates that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in other assets and the Corporation’s proportionate share of income or loss is included in equity investment income.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

In 2007, the Corporation changed its basis of presentation for its business segments. For additional information on the Corporation’s business segments see Note 22 – Business Segment Information to the Consolidated Financial Statements. Also in 2007, the Corporation

changed the current and historical presentation of its Consolidated Statement of Income to present gains (losses) on sales of debt securities as a component of noninterest income.

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009 and early adoption is not permitted.

On December 4, 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report noncontrolling (i.e., minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

On November 5, 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 is on a prospective basis and effective for the Corporation’s loan commitments measured at fair value through earnings which are issued or modified after January 1, 2008. The adoption of SAB 109 will not have a material impact on the Corporation’s financial condition and results of operations.

On June 27, 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). Effective January 1, 2008, EITF 06-11 requires on a prospective basis that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. Prior to January 1, 2008, the Corpo-

Bank of America 2007	93

ration accounted for this tax benefit as a reduction to income tax expense. The adoption of EITF 06-11 will not have a material impact on the Corporation’s financial condition and results of operations.

Effective January 1, 2007, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 reduced the beginning balance of retained earnings as of January 1, 2007 by $208 million, net-of-tax. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. For additional information on the fair value of certain financial assets and liabilities, see the Fair Value section of this note and Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Effective January 1, 2007, the Corporation adopted FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. The adoption of FSP 13-2 reduced the beginning balance of retained earnings as of January 1, 2007 by $1.4 billion, net-of-tax, with a corresponding offset decreasing the net investment in leveraged leases recorded as part of loans and leases. Following the adoption, if during the remainder of the lease term the timing of the income tax cash flows generated by the leveraged leases are revised as a result of final determination by the Internal Revenue Service (IRS) on certain leveraged leases or management changes its assumption about the timing of the tax cash flows, the rate of return shall be recalculated from the inception of the lease using the revised assumption and the change in the net investment shall be recognized as a gain or loss in the year in which the assumption is changed.

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption of FIN 48 reduced the beginning balance of retained earnings as of January 1, 2007 by $146 million and increased goodwill by $52 million. For additional information on income taxes, see Note 18 – Income Taxes to the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.

Securities Purchased Under Agreements to Resell and Securities Sold under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired or sold plus accrued interest, except for certain structured reverse repurchase agreements for which the Corporation has elected the fair value option. For more information on structured reverse repurchase agreements for which the Corporation has elected the fair value option, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements. The Corporation’s policy is to obtain the use of securities purchased under agreements to resell. The market value of the underlying securities, including accrued interest, which collateralize the related receivable on agreements to resell, is monitored. The Corporation may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Collateral

The Corporation accepts collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2007, the fair value of this collateral was approximately $210.7 billion of which $156.3 billion was sold or repledged. At December 31, 2006, the fair value of this collateral was approximately $186.6 billion of which $113.0 billion was sold or repledged. The primary source of this collateral is reverse repurchase agreements. The Corporation also pledges securities and loans as collateral in transactions that include repurchase agreements, public and trust deposits, Treasury tax and loan notes, and other short-term borrowings. This collateral can be sold or repledged by the counterparties to the transactions.

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

Trading Instruments

Financial instruments utilized in trading activities are stated at fair value. Fair value is generally based on quoted market prices or quoted market prices for similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Realized and unrealized gains and losses are recognized in trading account profits (losses).

Derivatives and Hedging Activities

The Corporation designates a derivative as held for trading, an economic hedge not designated as a SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133) hedge, or a qualifying SFAS 133 hedge when it enters into the derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts. A swap agreement is a contract between two parties to

94	Bank of America 2007

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

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS 157, these values must also take into account the Corporation’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2007, the Corporation updated its methodology to include the impact of both the counterparty and its own credit standing.

Prior to January 1, 2007, the Corporation recognized gains and losses at inception of a derivative contract only if the fair value of the contract was evidenced by a quoted market price in an active market, an observable price or other market transaction, or other observable data supporting a valuation model in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). For those gains and losses not evidenced by the above mentioned market data, the transaction price was used as the fair value of the derivative contract. Any difference between the transaction price and the model fair value was considered an unrecognized gain or loss at inception of the contract. These unrecognized gains and losses were recorded in income using the straight line method of amortization over the contractual life of the derivative contract. The adoption of SFAS 157 on January 1, 2007, eliminated the deferral of these gains and losses resulting in the recognition of previously deferred gains and losses as an increase to the beginning balance of retained earnings by a pre-tax amount of $22 million.

Trading Derivatives and Economic Hedges

The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. Derivatives held for trading purposes are included in derivative assets or derivative liabilities with changes in fair value reflected in trading account profits (losses).

Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are also included in derivative assets or derivative liabilities. Changes in the fair value of derivatives that serve as economic hedges of mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first mortgage loans held-for-sale that are originated by the Corporation are recorded in mortgage banking income. Changes in the fair value of derivatives that serve as asset and liability management (ALM) economic hedges, which do not qualify or were not designated as accounting hedges, are recorded in other income. Credit derivatives used by the Corporation do not qualify for hedge accounting under SFAS 133 despite being effective economic hedges with changes in the fair value of these derivatives included in other income.

Derivatives Used For SFAS 133 Hedge Accounting Purposes

For SFAS 133 hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Corporation uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.

The Corporation uses its derivatives designated as hedging for accounting purposes as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Corporation manages interest rate and foreign currency exchange rate sensitivity predominantly through the use of derivatives. Fair value hedges are used to protect against changes in the fair value of the Corporation’s assets and liabilities that are due to interest rate or foreign exchange volatility. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuation. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are hedged is 28 years, with a substantial portion of the hedged transactions being less than 10 years. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is less than seven years. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same income statement line item with changes in the fair value of the related hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (OCI) and are reclassified into the line item in the Consolidated Statement of Income in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement line item that is used to record hedge effectiveness. SFAS 133 retains certain concepts of SFAS No. 52, “Foreign Currency Translation,” (SFAS 52) for foreign currency exchange hedging. Consistent with SFAS 52, the Corporation records changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent effective, as a component of accumulated OCI.

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

Bank of America 2007	95

accumulated OCI are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. If it is probable that a forecasted transaction will not occur, any related amounts in accumulated OCI are reclassified into earnings in that period.

Interest Rate Lock Commitments

The Corporation enters into IRLCs in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As such, these IRLCs are recorded at fair value with changes in fair value recorded in mortgage banking income.

Consistent with SEC SAB No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) the Corporation did not record any unrealized gain or loss at the inception of the loan commitment, which is the time the commitment is issued to the borrower. The Corporation recorded unrealized gains or losses based upon subsequent changes in the value from the inception of the loan commitment. In estimating the fair value of an IRLC, the Corporation assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on observable market data. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time. Changes from the expected future cash flows related to the customer relationship or loan servicing are excluded from the valuation of the IRLCs. Effective January 1, 2008, the Corporation will adopt SAB 109 for its derivative loan commitments issued or modified after the adoption date which will supersede SAB 105. For additional information on the adoption of SAB 109, see the Recently Issued Accounting Pronouncements section of this note.

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

Securities

Debt securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as debt securities as of the trade date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities that are bought and held principally for the purpose of resale in the near term are classified as trading account assets and are stated at fair value with unrealized gains and losses included in trading account profits (losses). All other debt securities that management has the intent and ability to hold for the foreseeable future are classified as available-for-sale (AFS) and carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis. If there is an other-than-temporary deterioration in the fair value of any individual security classified as AFS, the Corporation will reclassify the associated net unrealized loss out of accumulated OCI with a corresponding adjustment to other income. If there is an other-than-temporary deterioration in the fair value of any individual security classified as held-to-maturity, the Corporation will write down the security to fair value with a corresponding adjustment to other income. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses from the sales of debt securities, which are included in gains (losses) on sales of debt securities, are determined using the specific identification method.

Marketable equity securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Marketable equity securities that are bought and held principally for the purpose of resale in the near term are classified as trading account assets and are stated at fair value with unrealized gains and losses included in trading account profits (losses). Other marketable equity securities that management has the intent and ability to hold for the foreseeable future are accounted for as AFS and classified in other assets. All AFS marketable equity securities are carried at fair value with net unrealized gains and losses included in accumulated OCI on a net-of-tax basis. If there is an other-than-temporary deterioration in the fair value of any individual AFS marketable equity security, the Corporation will reclassify the associated net unrealized loss out of accumulated OCI with a corresponding adjustment to equity investment income. Dividend income on all AFS marketable equity securities is included in equity investment income. Realized gains and losses on the sale of all AFS marketable equity securities, which are recorded in equity investment income, are determined using the specific identification method.

Equity investments without readily determinable market values are recorded in other assets, are accounted for using the cost method and are subject to impairment testing if applicable.

Equity investments held by Principal Investing, a diversified equity investor in companies at all stages of their life cycle from startup to buyout, are reported at fair value pursuant to the American Institute of Certified Public Accountants (AICPA) Investment Company Audit Guide and recorded in other assets. These investments are made either directly in a company or held through a fund. Equity investments for which there are active market quotes are carried at estimated fair value based on market prices. Nonpublic and other equity investments for which representative market quotes are not readily available are initially valued at the transaction price. Subsequently, the Corporation adjusts valuations when evidence is available to support such adjustments. Such evidence includes changes in value as a result of initial public offerings (IPO), market comparables, market liquidity, the investees’ financial results, sales restrictions, or other-than-temporary declines in value. Gains and losses on these equity investments, both unrealized and realized, are recorded in equity investment income.

Loans and Leases

Loans measured at historical cost are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using methods that approximate the interest method. Subsequent to the adoption of SFAS 159, on January 1, 2007 the Corporation elected the fair value option for certain loans. Fair values for these loans are based on market prices, where available, or discounted cash flows using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.

96	Bank of America 2007

The Corporation purchases loans with and without evidence of credit quality deterioration since origination. Those loans with evidence of credit quality deterioration for which it is probable at purchase that the Corporation will be unable to collect all contractually required payments are accounted for under AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. Under SOP 03-3, the excess of cash flows expected at purchase over the purchase price is recorded as interest income over the life of the loan. For those loans not within the scope of SOP 03-3, any difference between the purchase price and the par value of the loan is reflected in interest income over the life of the loan.

The Corporation provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property less unearned income. Leveraged leases, which are a form of financing leases, are carried net of nonrecourse debt. Unearned income on leveraged and direct financing leases is accreted to interest income over the lease terms by methods that approximate the interest method.

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities that are carried at historical cost. The allowance for loan and lease losses represents the estimated probable credit losses in funded consumer and commercial loans and leases measured at historical cost while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. The allowance for loan and lease losses and the reserve for unfunded lending commitments excludes loans and unfunded lending commitments measured at fair value in accordance with SFAS 159 as mark-to-market adjustments related to these instruments already reflect a credit component. Credit exposures, excluding derivative assets, trading account assets and loans measured at fair value, deemed to be uncollectible are charged against these accounts. Cash recovered on previously charged off amounts are recorded as recoveries to these accounts.

The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectibility of those portfolios. The allowance on certain homogeneous loan portfolios measured at historical cost, which generally consist of consumer loans (e.g., consumer real estate loans, credit card) and certain commercial loans (e.g., business card and small business portfolio) is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic conditions and credit scores. These models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. The remaining commercial portfolios measured at historical cost are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information (including individual valuations on nonperforming loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114)) result in the estimation of the allowance for credit losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

If necessary, a specific allowance for loan and lease losses is established for individual impaired commercial loans measured at historical cost. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as individually impaired, management measures impairment in accordance with SFAS 114. Individually impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the present value of payments expected to be received, a specific allowance is established as a component of the allowance for loan and lease losses.

The allowance for loan and lease losses includes two components which are allocated to cover the estimated probable losses in each loan and lease category based on the results of the Corporation’s detailed review process described above. The first component covers those commercial loans measured at historical cost that are either nonperforming or impaired. The second component covers consumer loans and leases, and performing commercial loans and leases measured at historical cost. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including domestic and global economic uncertainty and large single name defaults. Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of these two components.

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

The allowance for credit losses related to the loan and lease portfolio is reported separately on the Consolidated Balance Sheet whereas the allowance for credit losses related to the reserve for unfunded lending commitments is reported on the Consolidated Balance Sheet in accrued expenses and other liabilities. Provision for credit losses related to the loan and lease portfolio and unfunded lending commitments is reported in the Consolidated Statement of Income in provision for credit losses.

Bank of America 2007	97

Nonperforming Loans and Leases, Charge-offs, and Delinquencies

In accordance with the Corporation’s policies, non-bankrupt credit card loans, and open-end unsecured consumer loans are charged off no later than the end of the month in which the account becomes 180 days past due. The outstanding balance of real estate secured loans that is in excess of the property value, less cost to sell, are charged off no later than the end of the month in which the account becomes 180 days past due. Personal property secured loans are charged off no later than the end of the month in which the account becomes 120 days past due. Accounts in bankruptcy are written down to collateral value either 60 days after bankruptcy notification (credit card and certain open-end unsecured accounts) or no later than the end of the month in which the account becomes 60 days past due. Only real estate secured accounts are generally placed into nonaccrual status and classified as nonperforming at 90 days past due. These loans may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

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

The entire balance of a consumer and commercial loan account is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Interest and fees continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable. Delinquency is reported on accruing loans that are 30 days or more past due.

Loans Held-for-Sale

Loans held-for-sale include residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, and are carried at the lower of aggregate cost or market or fair value. The Corporation elected on January 1, 2007 to account for certain loans held-for-sale, including first mortgage loans held-for-sale, at fair value in accordance with SFAS 159. Fair values for loans held-for-sale are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the

Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. Mortgage loan origination costs related to loans held-for-sale for which the Corporation elected the fair value option are recognized in noninterest expense when incurred. Mortgage loan origination costs for loans held-for-sale carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans. Loans held-for-sale are included in other assets.

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

Mortgage Servicing Rights

Effective January 1, 2006, the Corporation adopted SFAS No. 156 “Accounting for Servicing of Financial Assets” (SFAS 156) and began accounting for consumer-related MSRs at fair value with changes in fair value recorded in mortgage banking income, while commercial-related and residential reverse mortgage MSRs continue to be accounted for using the amortization method (i.e., lower of cost or market) with impairment recognized as a reduction to mortgage banking income. Certain derivatives are used as economic hedges of the MSRs, but are not designated as hedges under SFAS 133. These derivatives are marked to market and recognized through mortgage banking income.

Prior to January 1, 2006, the Corporation applied SFAS 133 hedge accounting for derivative financial instruments that had been designated to hedge MSRs. The loans underlying the MSRs being hedged were stratified into pools that possessed similar interest rate and prepayment risk exposures. The Corporation had designated the hedged risk as the change in the overall fair value of these stratified pools within a daily hedge period. The Corporation performed both prospective and retrospective hedge effectiveness evaluations, using regression analyses. A prospective test was performed to determine whether the hedge was expected to be highly effective at the inception of the hedge. A retrospective test was performed at the end of the daily hedge period to determine whether the hedge was actually effective. Debt securities were also used as economic hedges of MSRs and were accounted for as AFS securities with realized gains or losses recorded in gains (losses) on sales of debt securities and unrealized gains or losses recorded in accumulated OCI in shareholders’ equity. For additional information on MSRs, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Goodwill and Intangible Assets

Assets and liabilities of companies acquired in purchase transactions are recorded at fair value at the dates of acquisition. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step has to be performed. This additional step compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible

98	Bank of America 2007

Assets”) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2007, 2006 and 2005, goodwill was tested for impairment and it was determined that goodwill was not impaired at any of these dates.

Intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At December 31, 2007, intangible assets included on the Consolidated Balance Sheet consist of purchased credit card relationship intangibles, core deposit intangibles, affinity relationships, and other intangibles that are amortized on an accelerated or straight-line basis over anticipated periods of benefit of up to 15 years. There were no events or changes in circumstances in 2007, 2006, and 2005 that indicated the carrying amounts of the Corporation’s intangibles may not be recoverable.

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

Securitizations

The Corporation securitizes, sells and services interests in residential mortgage loans and credit card loans, and from time to time, automobile, other consumer and commercial loans. The accounting for these activities is governed by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (SFAS 140). The securitization vehicles are qualified special purpose entities (QSPEs) which, in accordance with SFAS 140, are legally isolated, bankruptcy remote and beyond the control of the seller. QSPEs are not included in the Corporation’s Consolidated Financial Statements. When the Corporation securitizes assets, it may retain interest-only strips, one or more subordinated tranches, subordinated interests in accrued interest and fees on the securitized receivables and, in some cases, cash reserve accounts which are generally considered residual interests in the securitized assets. The Corporation may also retain senior tranches in these securitizations. Gains and losses upon sale of the assets are based on an allocation of the previous carrying amount of the assets to the retained interests. Carrying amounts of assets transferred are allocated in proportion to the relative fair values of the assets sold and interests retained.

Quoted market prices are used to obtain fair values of senior retained interests. Generally, quoted market prices for retained residual interests are not available; therefore, the Corporation estimates fair values based upon the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. See Note 8  –  Securitizations to the Consolidated Financial Statements for further discussion.

Interest-only strips retained in connection with credit card securitizations are classified in other assets and carried at fair value, with changes in fair value recorded in card income. Other retained interests are recorded in other assets and/or AFS debt securities and are carried at fair value or amounts that approximate fair value with changes recorded in income or accumulated OCI. If the fair value of such retained interests has declined below its carrying amount and there has been an adverse change in estimated contractual cash flows of the underlying assets, then such decline is determined to be other-than-temporary and the retained interest is written down to fair value with a corresponding adjustment to other income.

Other Special Purpose Financing Entities

Other special purpose financing entities (SPEs) (e.g., Corporation-sponsored multi-seller conduits, collateralized debt obligations, asset acquisition conduits) are generally funded with short-term commercial paper. These financing entities are usually contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments and provide the investors in the transaction protection from creditors of the Corporation in the event of bankruptcy or receivership of the Corporation. In certain situations, the Corporation provides liquidity commitments and/or loss protection agreements.

The Corporation determines whether these entities should be consolidated by evaluating the degree to which it maintains control over the financing entity and will receive the risks and rewards of the assets in the financing entity. In making this determination, the Corporation considers whether the entity is a QSPE, which is generally not required to be consolidated by the seller or investors in the entity. For non-QSPE structures or VIEs, the Corporation assesses whether it is the primary beneficiary of the entity. In accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), the entity that will absorb a majority of expected variability (the sum of the absolute values of the expected losses and expected residual returns) consolidates the VIE and is referred to as the primary beneficiary. For additional information on other SPEs, see Note 9  –  Variable Interest Entities to the Consolidated Financial Statements.

Fair Value

Effective January 1, 2007, the Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided on the following page. The Corporation carries certain corporate loans and loan commitments, loans held-for-sale, structured reverse repurchase agreements, and long-term deposits at fair value in accordance with SFAS 159. The Corporation also carries trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs, and certain other assets at fair value.

Bank of America 2007	99

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage and loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (ABS), highly structured or long-term derivative contracts and certain collateralized debt obligations (CDO) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

For more information on the fair value of the Corporation’s financial instruments see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Income Taxes

The Corporation accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) as interpreted by FIN 48, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized.

Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). The Corporation accrues income-tax-related interest and penalties (if applicable) within income tax expense.

For additional information on income taxes, see Note 18  –  Income Taxes to the Consolidated Financial Statements.

Retirement Benefits

The Corporation has established qualified retirement plans covering substantially all full-time and certain part-time employees. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

In addition, the Corporation has established unfunded supplemental benefit plans and supplemental executive retirement plans for selected officers of the Corporation and its subsidiaries (SERPS) that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. The SERPS were frozen and the executive officers do not accrue any additional benefits. These plans are nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Corporation; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor. In addition, the Corporation has established several postretirement healthcare and life insurance benefit plans.

The Corporation accounts for its retirement benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as applicable.

On December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated OCI. SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of accumulated OCI. These amounts were previously netted against the plans’ funded status in the Corporation’s Consolidated Balance Sheet. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of accumulated OCI. Those amounts will subsequently be recorded as a component of net periodic benefit cost as they are amortized during future periods.

Accumulated Other Comprehensive Income

The Corporation records gains and losses on cash flow hedges, unrealized gains and losses on AFS debt and marketable equity securities, unrecognized actuarial gains and losses, transition obligation and prior service costs on pension and postretirement plans, foreign currency translation adjustments, and related hedges of net investments in foreign operations in accumulated OCI, net-of-tax. Accumulated OCI also includes fair value adjustments on certain retained interests in the Corporation’s securitization transactions. Gains or losses on derivatives accounted for as cash

100	Bank of America 2007

flow hedges are reclassified to income when the hedged transaction affects earnings. Gains and losses on AFS debt and marketable equity securities are reclassified to income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to income at the time of the charge. Translation gains or losses on foreign currency translation adjustments are reclassified to income upon the substantial sale or liquidation of investments in foreign operations.

Earnings Per Common Share

Earnings per common share is computed by dividing net income available to common shareholders by the weighted average common shares issued and outstanding. For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding, restricted stock and restricted stock units, if applicable. The effects of restricted stock, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method.

Foreign Currency Translation

Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, at period-end rates from the local currency to the reporting currency, the U.S. dollar. The resulting unrealized gains or losses are reported as a component of accumulated OCI on a net-of-tax basis. When the foreign entity’s functional currency is determined to be the U.S. dollar, the resulting remeasurement currency gains or losses on foreign-denominated assets or liabilities are included in net income.

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

Stock-based Compensation

On January 1, 2006, the Corporation adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) under the modified-prospective application. The Corporation had previously adopted the fair value-based method of accounting for stock-based employee compensation under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) prospectively, on January 1, 2003. Had the Corporation adopted SFAS 148 retrospectively, the impact in 2005 would not have been material. For additional information on stock-based employee compensation, see Note 17 – Stock-Based Compensation Plans to the Consolidated Financial Statements.

Note 2 – Merger and Restructuring Activity

LaSalle Bank Corporation Merger

On October 1, 2007, the Corporation acquired all the outstanding shares of LaSalle, for $21.0 billion in cash. As part of the acquisition, ABN AMRO Bank N.V. (the seller) capitalized approximately $6.3 billion as equity of intercompany debt prior to the date of the acquisition. With this acquisition, the Corporation significantly expanded its presence in metropolitan Chicago, Illinois and Michigan by adding LaSalle’s commercial banking clients, retail customers, and banking centers. LaSalle’s results of operations were included in the Corporation’s results beginning October 1, 2007.

The LaSalle acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). The preliminary purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the LaSalle acquisition date as summarized in the following table.

LaSalle Preliminary Purchase Price Allocation

(Dollars in millions)
Purchase price	$21,015
Preliminary allocation of the purchase price
LaSalle stockholders’ equity	12,495
LaSalle goodwill and intangible assets	(2,728)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases	(88)
Premises and equipment	(139)
Identified intangibles (1)	1,029
Other assets	(248)
Exit and termination liabilities	(339)
Other liabilities and deferred income taxes	(72)
Fair value of net assets acquired	9,910
Preliminary goodwill resulting from the LaSalle merger (2)	$11,105
(1)

Includes core deposit intangibles of $700 million and other intangibles of $329 million. The amortization life for core deposit intangibles and other intangibles is 10 years. These intangibles are amortized on an accelerated basis.

(2)	No goodwill is expected to be deductible for tax purposes. The goodwill has been allocated across all of the Corporation’s business segments.

Bank of America 2007	101

The Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The outstanding contractual balance of such loans was approximately $850 million and the recorded fair value was approximately $650 million as of the merger date. At December 31, 2007, the outstanding contractual balance of such loans was approximately $710 million and the recorded fair value was approximately $590 million.

U.S. Trust Corporation Merger

On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. The Corporation allocated $1.6 billion to goodwill and $1.3 billion to intangible assets as part of the preliminary purchase price allocation. U.S. Trust Corporation’s results of operations were included in the Corporation’s results beginning July 1, 2007. The acquisition significantly increased the size and capabilities of the Corporation’s wealth management business and positions it as one of the largest financial services companies managing private wealth in the U.S.

MBNA Merger

On January 1, 2006, the Corporation acquired 100 percent of the out- standing stock of MBNA for $34.6 billion. In connection therewith, 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. Prior to the MBNA merger, this represented approximately 16 percent of the Corporation’s outstanding common stock. MBNA shareholders also received cash of $5.2 billion. The MBNA merger was a tax-free merger for the Corporation. The acquisition expanded the Corporation’s customer base and its opportunity to deepen customer relationships across the full breadth of the Corporation by delivering innovative deposit, lending and investment products and services to MBNA’s customer base. Additionally, the acquisition allowed the Corporation to significantly increase its affinity relationships through MBNA’s credit card operations and sell these credit cards through the Corporation’s delivery channels (including the retail branch network). MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

The MBNA merger was accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the MBNA merger date as summarized in the table below.

MBNA Purchase Price Allocation

(Dollars in millions, except per share amounts)
Purchase price
Purchase price per share of the Corporation’s common stock (1)	$45.856
Exchange ratio	0.5009
Purchase price per share of the Corporation’s common stock exchanged	$22.969
Cash portion of the MBNA merger consideration	4.125
Implied value of one share of MBNA common stock	27.094
MBNA common stock exchanged	1,260
Total value of the Corporation’s common stock and cash exchanged	$34,139
Fair value of outstanding stock options and direct acquisition costs	467
Total purchase price	$34,606
Allocation of the purchase price
MBNA stockholders’ equity		$13,410
MBNA goodwill and intangible assets		(3,564)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases		(292)
Premises and equipment		(563)
Identified intangibles (2)		7,881
Other assets		(683)
Deposits		(97)
Exit and termination liabilities		(269)
Other personnel-related liabilities		(634)
Other liabilities and deferred income taxes		(564)
Long-term debt		(409)
Fair value of net assets acquired		14,216
Goodwill resulting from the MBNA merger (3)		$20,390
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

(3)	No goodwill is deductible for tax purposes. Substantially all goodwill was allocated to Global Consumer and Small Business Banking.

102	Bank of America 2007

The Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The outstanding contractual balance of such loans was approximately $1.3 billion and the fair value was approximately $940 million as of the merger date. At December 31, 2007 and 2006, there was no outstanding contractual balance of such loans.

Unaudited Pro Forma Condensed Combined Financial Information for MBNA

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the MBNA merger taken place at January 1, 2005.

Pro Forma
(Dollars in millions)	2005
Net interest income	$34,029
Noninterest income	33,731
Total revenue, net of interest expense	67,760
Provision for credit losses	5,082
Merger and restructuring charges	1,179
Other noninterest expense	34,411
Income before income taxes	27,088
Net income	18,157

Merger and restructuring charges in the preceding table include a nonrecurring restructuring charge related to legacy MBNA of $767 million for 2005. Pro forma earnings per common share and diluted earnings per common share would have been $3.90 and $3.86 for 2005.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation, LaSalle, U.S. Trust Corporation, MBNA and FleetBoston Financial Corporation (FleetBoston). These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges.

(Dollars in millions)	2007 (1)	2006	2005 (2)
Severance and employee-related charges	$106	$85	$39
Systems integrations and related charges	240	552	218
Other	64	168	155
Total merger and restructuring charges	$410	$805	$412
(1)	Included for 2007 are merger-related charges of $233 million, $109 million and $68 million related to the MBNA, U.S. Trust Corporation and LaSalle mergers, respectively.
(2)	Charges for 2005 relate to the FleetBoston merger.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for 2007 and 2006.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2007	2006	2007	2006
Balance, January 1	$125	$–	$67	$–
Exit cost and restructuring charges:
MBNA	–	269	17	160
U.S. Trust Corporation	52	–	38	–
LaSalle	339	–	47	–
Cash payments	(139)	(144)	(61)	(93)
Balance, December 31	$377	$125	$108	$67
(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.
(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

As of December 31, 2006, there were $125 million of exit cost reserves related to the MBNA merger, including $121 million for severance, relocation and other employee-related expenses and $4 million for contract terminations. During 2007, $391 million was added to the exit cost reserves of which $52 million and $339 million related to the U.S. Trust Corporation and LaSalle mergers. Included in the $391 million exit cost charges during 2007 were approximately $193 million in severance, relocation and other employee-related costs and $198 million in contract terminations. Cash payments of $139 million during 2007 consisted of $127 million in severance, relocation and other employee-related costs and $12 million for contract terminations.

As of December 31, 2006, there were $67 million of restructuring reserves related to the MBNA acquisition, including $58 million related to severance and other employee-related expenses and $9 million related to contract terminations. During 2007, $102 million was added to the restructuring reserves of which $17 million, $38 million and $47 million related to severance and other employee-related expenses associated with the MBNA, U.S. Trust Corporation and LaSalle mergers, respectively. Cash payments of $61 million during 2007 consisted of $56 million in severance and other employee-related costs and $5 million in contract terminations.

Payments under exit cost and restructuring reserves associated with the MBNA merger were substantially completed in 2007 while payments associated with the U.S. Trust Corporation and LaSalle mergers will continue into 2009.

Bank of America 2007	103

Note 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at December 31, 2007 and 2006.

	December 31
(Dollars in millions)	2007	2006
Trading account assets
Corporate securities, trading loans and other	$55,360	$53,923
U.S. Government and agency securities (1)	48,240	36,656
Equity securities	22,910	27,103
Mortgage trading loans and asset-backed securities	18,393	15,449
Foreign sovereign debt	17,161	19,921
Total trading account assets	$162,064	$153,052
Trading account liabilities
U.S. Government and agency securities	$35,375	$26,760
Equity securities	25,926	23,908
Foreign sovereign debt	9,292	9,261
Corporate securities and other	6,749	7,741
Total trading account liabilities	$77,342	$67,670
(1)	Includes $21.5 billion and $22.7 billion at December 31, 2007 and 2006 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. Government.

Note 4 – Derivatives

The Corporation designates derivatives as trading derivatives, economic hedges, or as derivatives used for SFAS 133 accounting purposes. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Credit Risk Associated with Derivative Activities

Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. The Corporation’s derivative activities are primarily with financial institutions and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Corporation reduces credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will vary based on an assessment of the credit risk of the counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. The Corporation held $34.2 billion of collateral on derivative positions, of which $21.3 billion could be applied against credit risk at December 31, 2007.

A portion of the derivative activity involves exchange-traded instruments. Exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including margin and security deposit requirements. Management believes the credit risk associated with these types of instruments is minimal. The average fair value of derivative assets, less cash collateral, for 2007 and 2006 was $29.7 billion and $24.2 billion. The average fair value of derivative liabilities, less cash collateral, for 2007 and 2006 was $20.6 billion and $16.6 billion.

104	Bank of America 2007

	December 31, 2007		December 31, 2006
(Dollars in millions)	Contract/ Notional (1)	Credit Risk	Contract/ Notional (1)	Credit Risk
Interest rate contracts
Swaps	$22,472,949	$15,368	$18,185,655	$9,601
Futures and forwards	2,596,146	10	2,283,579	103
Written options	1,402,626	–	1,043,933	–
Purchased options	1,479,985	2,508	1,308,888	2,212
Foreign exchange contracts
Swaps	505,878	7,350	451,462	4,241
Spot, futures and forwards	1,600,683	4,124	1,234,009	2,995
Written options	341,148	–	464,420	–
Purchased options	339,101	1,033	414,004	1,391
Equity contracts
Swaps	56,300	2,026	32,247	577
Futures and forwards	12,174	10	19,947	24
Written options	166,736	–	102,902	–
Purchased options	195,240	6,337	104,958	7,513
Commodity contracts
Swaps	13,627	770	4,868	1,129
Futures and forwards	14,391	12	13,513	2
Written options	14,206	–	9,947	–
Purchased options	13,093	372	6,796	184
Credit derivatives	3,046,381	7,493	1,497,869	756
Credit risk before cash collateral		47,413		30,728
Less: Cash collateral applied		12,751		7,289
Total derivative assets		$34,662		$23,439
(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both short and long positions.

The table above presents the contract/notional amounts and credit risk amounts at December 31, 2007 and 2006 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market.

The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At December 31, 2007 and 2006, the cash collateral applied against derivative assets on the Consolidated Balance Sheet was $12.8 billion and $7.3 billion. In addition, at December 31, 2007 and 2006, the cash collateral placed against derivative liabilities was $10.0 billion and $6.5 billion.

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

The Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Corporation’s investments in foreign subsidiaries. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

Fair Value, Cash Flow and Net Investment Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated OCI of approximately $1.3 billion ($820 million net-of-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to impact net interest income related to the respective hedged items.

Bank of America 2007	105

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for 2007, 2006 and 2005.

(Dollars in millions)	2007	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in net interest income and mortgage banking income (1)	$55	$23	$166
Net loss excluded from assessment of effectiveness (2)	–	–	(13)
Cash flow hedges
Hedge ineffectiveness recognized in net interest income	4	18	(31)
Net gains on transactions which are probable of not occurring recognized in other income	18	–	–
(1)	Hedge ineffectiveness was recognized in net interest income in 2007 and 2006 and net interest income and mortgage banking income in 2005.
(2)	Net loss excluded from assessment of effectiveness was recorded primarily within mortgage banking income in 2005.

The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days. The Corporation recorded net derivative losses in accumulated OCI associated with net investment hedges of $516 million for 2007 as compared to losses of $475 million in 2006 and gains of $66 million in 2005.

Note 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS debt and marketable equity securities at December 31, 2007 and 2006 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2007
U.S. Treasury securities and agency debentures	$749	$10	$–	$759
Mortgage-backed securities (1)	166,768	92	(3,144)	163,716
Foreign securities	6,568	290	(101)	6,757
Corporate/Agency bonds	3,107	2	(76)	3,033
Other taxable securities (2)	24,608	69	(84)	24,593
Total taxable securities	201,800	463	(3,405)	198,858
Tax-exempt securities	14,468	73	(69)	14,472
Total available-for-sale debt securities	$216,268	$536	$(3,474)	$213,330
Available-for-sale marketable equity securities (3)	$6,562	$13,530	$(352)	$19,740
Available-for-sale debt securities, December 31, 2006
U.S. Treasury securities and agency debentures	$697	$–	$(9)	$688
Mortgage-backed securities (1)	161,693	4	(4,804)	156,893
Foreign securities	12,126	2	(78)	12,050
Corporate/Agency bonds	4,699	–	(96)	4,603
Other taxable securities (2)	12,077	10	(38)	12,049
Total taxable securities	191,292	16	(5,025)	186,283
Tax-exempt securities	6,493	64	(34)	6,523
Total available-for-sale debt securities	$197,785	$80	$(5,059)	$192,806
Available-for-sale marketable equity securities (3)	$2,799	$408	$(10)	$3,197
(1)	Substantially all securities were issued by U.S. government-backed or government-sponsored enterprises.
(2)	Includes ABS.
(3)

Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet. At December 31, 2007, approximately $16.2 billion of the fair value balance, including $13.4 billion of unrealized gain, represents China Construction Bank (CCB) shares. At December 31, 2006 these CCB shares were accounted for at cost and therefore excluded from this table.

At December 31, 2007, the amortized cost and fair value of both taxable and tax-exempt held-to-maturity debt securities was $726 million. At December 31, 2006, the amortized cost and fair value of both taxable and tax-exempt held-to-maturity debt securities was $40 million. Effective January 1, 2007, the Corporation redesignated $909 million of debt securities at amortized cost from AFS to held-to-maturity.

At December 31, 2007 and 2006, accumulated net unrealized gains (losses) on AFS debt and marketable equity securities included in accumulated OCI were $6.6 billion and $(2.9) billion, net of the related income tax (expense) benefit of $(3.7) billion and $1.7 billion.

106	Bank of America 2007

The following table presents the current fair value and the associated gross unrealized losses only on investments in securities with gross unrealized losses at December 31, 2007 and 2006. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale debt securities as of December 31, 2007
Mortgage-backed securities	$10,103	$(438)	$140,600	$(2,706)	$150,703	$(3,144)
Foreign securities	357	(88)	2,129	(13)	2,486	(101)
Corporate/Agency bonds	127	(2)	2,181	(74)	2,308	(76)
Other taxable securities	622	(25)	712	(59)	1,334	(84)
Total taxable securities	11,209	(553)	145,622	(2,852)	156,831	(3,405)
Tax-exempt securities	2,563	(66)	505	(3)	3,068	(69)
Total temporarily-impaired available-for-sale debt securities	13,772	(619)	146,127	(2,855)	159,899	(3,474)
Temporarily-impaired available-for-sale marketable equity securities	2,353	(322)	57	(30)	2,410	(352)
Total temporarily-impaired available-for-sale securities	$16,125	$(941)	$146,184	$(2,885)	$162,309	$(3,826)
Available-for-sale debt securities as of December 31, 2006
U.S. Treasury securities and agency debentures	$387	$(9)	$–	$–	$387	$(9)
Mortgage-backed securities	4,684	(128)	151,092	(4,676)	155,776	(4,804)
Foreign securities	45	(1)	6,908	(77)	6,953	(78)
Corporate/Agency bonds	4,199	(96)	–	–	4,199	(96)
Other taxable securities	1,253	(29)	287	(9)	1,540	(38)
Total taxable securities	10,568	(263)	158,287	(4,762)	168,855	(5,025)
Tax-exempt securities	811	(4)	1,271	(30)	2,082	(34)
Total temporarily-impaired available-for-sale debt securities	11,379	(267)	159,558	(4,792)	170,937	(5,059)
Temporarily-impaired available-for-sale marketable equity securities	244	(10)	–	–	244	(10)
Total temporarily-impaired available-for-sale securities	$11,623	$(277)	$159,558	$(4,792)	$171,181	$(5,069)

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

At December 31, 2007, the amortized cost of approximately 7,000 securities in AFS securities exceeded their fair value by $3.8 billion. Included in the $3.8 billion of gross unrealized losses on AFS securities at December 31, 2007, was $941 million of gross unrealized losses that have existed for less than twelve months and $2.9 billion of gross unrealized losses that have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or longer, $2.7 billion, or 94 percent, of the gross unrealized loss is related to approximately 800 mortgage-backed securities. These securities are predominantly guaranteed by either the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (GNMA). The gross unrealized losses on these mortgage-backed securities are due to overall increases in market interest rates subsequent to purchase. The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses. Accordingly, the Corporation has not recognized any other-than-temporary impairment for these securities.

The Corporation had investments in securities from Fannie Mae and Freddie Mac that exceeded 10 percent of consolidated shareholders’ equity as of December 31, 2007 and 2006. Those investments had fair values of $100.8 billion and $43.2 billion at December 31, 2007, and $109.9 billion and $42.0 billion at December 31, 2006. In addition, these investments had total amortized costs of $102.9 billion and $43.9 billion at December 31, 2007, and $113.5 billion and $43.3 billion at December 31, 2006. As disclosed in the preceding paragraph, the Corporation has not recognized any other-than-temporary impairment for these securities.

The Corporation recognized $398 million of impairment losses on AFS debt securities during 2007. No such losses were recognized during 2006 or 2005.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $107.4 billion and $83.8 billion at December 31, 2007 and 2006.

The expected maturity distribution of the Corporation’s mortgage-backed securities and the contractual maturity distribution of the Corporation’s other debt securities, and the yields of its AFS debt securities portfolio at December 31, 2007 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities shown in the following table since borrowers may have the right to prepay obligations with or without prepayment penalties.

Bank of America 2007	107

	December 31, 2007
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Fair value of available-for-sale debt securities
U.S. Treasury securities and agency debentures	$93	3.82%	$541	3.97%	$119	4.45%	$6	5.82%	$759	4.04%
Mortgage-backed securities	30	7.50	7,484	5.20	141,558	5.08	14,644	6.81	163,716	5.24
Foreign securities	1,658	4.57	4,095	5.52	54	8.96	950	7.57	6,757	5.67
Corporate/Agency bonds	215	4.30	1,032	4.47	1,691	4.97	95	5.52	3,033	4.77
Other taxable securities	13,044	4.69	7,017	5.13	2,399	5.76	2,133	5.59	24,593	5.00
Total taxable securities	15,040	4.67	20,169	5.17	145,821	5.09	17,828	6.70	198,858	5.21
Tax-exempt securities (2)	352	5.79	2,891	5.89	8,058	6.38	3,171	6.86	14,472	6.38
Total available-for-sale debt securities	$15,392	4.69	$23,060	5.26	$153,879	5.16	$20,999	6.72	$213,330	5.29
Amortized cost of available-for-sale debt securities	$15,120		$23,205		$156,495		$21,448		$216,268
(1)	Yields are calculated based on the amortized cost of the securities.
(2)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

The components of realized gains and losses on sales of debt securities for 2007, 2006 and 2005 were:

(Dollars in millions)	2007	2006	2005
Gross gains	$197	$87	$1,154
Gross losses	(17)	(530)	(70)
Net gains (losses) on sales of debt securities	$180	$(443)	$1,084

The income tax expense (benefit) attributable to realized net gains (losses) on sales of debt securities was $67 million, $(163) million and $400 million in 2007, 2006 and 2005, respectively.

Certain Corporate and Strategic Investments

In 2007, the Corporation made a $2.0 billion investment in Countrywide Financial Corporation (Countrywide), the largest mortgage lender in the U.S., in the form of Series B non-voting convertible preferred securities yielding 7.25 percent, which are recorded in other assets. This investment is accounted for under the cost method of accounting.

The Corporation owns approximately eight percent, or 19.1 billion common shares, of CCB. These common shares are accounted for at fair value and recorded as AFS marketable equity securities in other assets. Prior to the fourth quarter of 2007, these shares were accounted for at cost as they are nontransferable until October 2008. The cost and fair value of the CCB investment was approximately $3.0 billion and $16.4 billion at December 31, 2007. Dividend income on this investment is recorded in equity investment income. The Corporation also holds an option to increase its ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. This option expires in February 2011. The strike price of the option is based on the IPO price that steps up on an annual basis and is currently at 103 percent of the IPO price. The strike price of the option is capped at 118 percent depending when the option is exercised.

Additionally, the Corporation owns approximately 137.0 million and 41.1 million of preferred and common shares, respectively, of Banco Itaú Holding Financeira S.A. (Banco Itaú) at December 31, 2007 which are recorded in other assets. These shares are accounted for at cost as they are non-transferable until May 2009. These shares are currently carried at cost but will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI beginning in the second quarter of 2008. Dividend income on this investment is recorded in equity investment income. The cost and fair value of this investment was $2.6 billion and $4.6 billion at December 31, 2007.

The Corporation has a 24.9 percent, or $2.6 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

108	Bank of America 2007

Note 6 – Outstanding Loans and Leases

Outstanding loans and leases at December 31, 2007 and 2006 were:

	December 31
(Dollars in millions)	2007	2006
Consumer
Residential mortgage	$274,949	$241,181
Credit card – domestic	65,774	61,195
Credit card – foreign	14,950	10,999
Home equity (1)	114,834	87,893
Direct/Indirect consumer (1, 2)	76,844	59,378
Other consumer (1, 3)	3,850	5,059
Total consumer	551,201	465,705
Commercial
Commercial – domestic (4)	208,297	161,982
Commercial real estate (5)	61,298	36,258
Commercial lease financing	22,582	21,864
Commercial – foreign	28,376	20,681
Total commercial loans measured at historical cost	320,553	240,785
Commercial loans measured at fair value (6)	4,590	n/a
Total commercial	325,143	240,785
Total loans and leases	$876,344	$706,490
(1)

Home equity loan balances previously included in direct/indirect consumer and other consumer were reclassified to home equity to conform to current year presentation. Additionally, certain foreign consumer balances were reclassified from other consumer to direct/indirect consumer to conform to current year presentation.

(2)	Includes foreign consumer loans of $3.4 billion and $3.9 billion at December 31, 2007 and 2006.
(3)	Includes other foreign consumer loans of $829 million and $2.3 billion, and consumer finance loans of $3.0 billion and $2.8 billion at December 31, 2007 and 2006.
(4)	Includes small business commercial – domestic loans, primarily card-related, of $17.8 billion and $13.7 billion at December 31, 2007 and 2006.
(5)	Includes domestic commercial real estate loans of $60.2 billion and $35.7 billion, and foreign commercial real estate loans of $1.1 billion and $578 million at December 31, 2007 and 2006.
(6)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion, commercial – foreign loans of $790 million and commercial real estate loans of $304 million at December 31, 2007. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a = not applicable

The following table presents the recorded loan amounts, without consideration for the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS 114 at December 31, 2007 and 2006. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

	December 31
(Dollars in millions)	2007	2006
Commercial – domestic (1)	$1,018	$586
Commercial real estate	1,099	118
Commercial – foreign	19	13
Total impaired loans	$2,136	$717
(1)	Includes small business commercial – domestic loans of $135 million and $79 million at December 31, 2007 and 2006.

The average recorded investment in certain impaired loans for 2007, 2006 and 2005 was approximately $1.2 billion, $722 million and $852 million, respectively. At December 31, 2007 and 2006, the recorded investment in impaired loans requiring an allowance for loan and lease losses based on individual analysis per SFAS 114 guidelines was $1.2 billion and $567 million, and the related allowance for loan and lease losses was $123 million and $43 million. For 2007, 2006 and 2005, interest income recognized on impaired loans totaled $130 million, $36 million and $17 million, respectively, all of which was recognized on a cash basis.

At December 31, 2007 and 2006, nonperforming loans and leases, including impaired and nonaccrual consumer loans, totaled $5.6 billion and $1.8 billion. In addition, included in other assets were consumer and commercial nonperforming loans held-for-sale of $188 million and $80 million at December 31, 2007 and 2006.

The Corporation has loan products with varying terms (e.g., interest-only mortgages, option adjustable rate mortgages, etc.) and loans with high loan-to-value ratios. Exposure to any of these loan products does not result in a significant concentration of credit risk. Terms of loan products, collateral coverage, the borrower’s credit history, and the amount of these loans that are retained on the Corporation’s balance sheet are included in the Corporation’s assessment when establishing its allowance for loan and lease losses.

Bank of America 2007	109

Note 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for 2007, 2006 and 2005.

(Dollars in millions)	2007	2006	2005
Allowance for loan and lease losses, January 1	$9,016	$8,045	$8,626
Adjustment due to the adoption of SFAS 159	(32)	–	–
LaSalle balance, October 1, 2007	725	–	–
U.S. Trust Corporation balance, July 1, 2007	25	–	–
MBNA balance, January 1, 2006	–	577	–
Loans and leases charged off	(7,730)	(5,881)	(5,794)
Recoveries of loans and leases previously charged off	1,250	1,342	1,232
Net charge-offs	(6,480)	(4,539)	(4,562)
Provision for loan and lease losses	8,357	5,001	4,021
Other	(23)	(68)	(40)
Allowance for loan and lease losses, December 31	11,588	9,016	8,045
Reserve for unfunded lending commitments, January 1	397	395	402
Adjustment due to the adoption of SFAS 159	(28)	–	–
LaSalle balance, October 1, 2007	124	–	–
Provision for unfunded lending commitments	28	9	(7)
Other	(3)	(7)	–
Reserve for unfunded lending commitments, December 31	518	397	395
Allowance for credit losses, December 31	$12,106	$9,413	$8,440

Note 8 – Securitizations

The Corporation securitizes loans which may be serviced by the Corporation or by third parties. With each securitization, the Corporation may retain all or a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, cash reserve accounts, all of which are called retained interests. These retained interests are recorded in other assets and/or AFS debt securities and are carried at fair value or amounts that approximate fair value with changes recorded in income or accumulated OCI. Changes in the fair value for credit card-related interest-only strips are recorded in card income.

Mortgage-related Securitizations

The Corporation securitizes a portion of its residential mortgage loan originations in conjunction with or shortly after loan closing. In addition, the Corporation may, from time to time, securitize commercial mortgages and first residential mortgages that it originates or purchases from other entities. In 2007 and 2006, the Corporation converted a total of $84.5 billion (including $13.2 billion originated by other entities) and $70.4 billion (including $20.4 billion originated by other entities), of commercial mortgages and first residential mortgages into mortgage-backed securities issued through Fannie Mae, Freddie Mac, GNMA, Bank of America, N.A. and Banc of America Mortgage Securities. At December 31, 2007 and 2006, the Corporation retained $9.2 billion (including $3.3 billion issued prior to 2007) and $5.5 billion (including $4.2 billion issued prior to 2006) of securities that were valued using quoted market prices. In addition, the Corporation retained securities, including residual interests, which totaled $196 million and $224 million at December 31, 2007 and 2006 and are classified in trading account assets, with changes in fair value recorded in earnings.

In 2007, the Corporation reported $633 million in gains on loans converted into securities and sold, of which gains of $584 million were from loans originated by the Corporation and $49 million were from loans originated by other entities. In 2006, the Corporation reported $357 mil-

lion in gains on loans converted into securities and sold, of which gains of $329 million were from loans originated by the Corporation and $28 million were from loans originated by other entities. At December 31, 2007 and 2006, the Corporation had recourse obligations of $150 million and $412 million with varying terms up to seven years on loans that had been securitized and sold.

In 2007 and 2006, the Corporation purchased $18.1 billion and $17.4 billion of mortgage-backed securities from third parties and resecuritized them. Net gains, which include net interest income earned during the holding period, totaled $13 million and $25 million. At December 31, 2007, the Corporation retained $540 million of the securities issued in these transactions. At December 31, 2006, the Corporation did not retain any securities issued in these transactions.

The Corporation has retained MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on all mortgage loans serviced, including securitizations, was $810 million and $775 million in 2007 and 2006. For more information on MSRs, see Note 21  –  Mortgage Servicing Rights to the Consolidated Financial Statements.

Due to current market conditions, members of the mortgage servicing industry are evaluating a number of programs for identifying subprime residential mortgage loan borrowers who are at risk of default and offering loss mitigation strategies, including repayment plans and loan modifications, to such borrowers. Generally these programs require that the borrower and subprime residential mortgage loan meet certain criteria in order to qualify for a modification. The SEC’s Office of the Chief Accountant (OCA) noted that if certain loan modification requirements are met, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140. The Corporation does not currently originate or service significant subprime residential mortgage loans, nor does it hold a significant amount of beneficial interests in QSPE securitizations of subprime residential mortgage loans. The Corporation does not expect that the implementation of these programs will have a significant impact on its financial condition and results of operations.

110	Bank of America 2007

Credit Card and Other Securitizations

The Corporation maintains interests in credit card, other consumer, and commercial loan securitization vehicles. These acquired interests include interest-only strips, subordinated tranches, cash reserve accounts, and subordinated interests in accrued interest and fees on the securitized receivables. During 2007 and 2006, the Corporation securitized $19.9 billion and $23.7 billion of credit card receivables resulting in $99 million and $104 million in gains (net of securitization transaction costs of $14 million and $28 million) which were recorded in card income. As of December 31, 2007 and 2006, the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts were $101.3 billion and $96.8 billion.

The Corporation also securitized $3.3 billion of automobile loans and recorded losses of $6 million in 2006. The Corporation did not securitize any automobile loans in 2007. At December 31, 2007 and 2006, aggregate debt securities outstanding for the Corporation’s automobile securitization vehicles were $2.6 billion and $5.2 billion, and the Corporation held residual interests which totaled $100 million and $130 million. At December 31, 2007 and 2006, the remaining other consumer and commercial loan securitization vehicles were not material to the Corporation.

At December 31, 2007 and 2006, the Corporation held investment grade securities issued by its securitization vehicles of $2.1 billion ($425 million of which were issued in 2007) and $3.5 billion (none of which were issued in 2006) in the AFS debt securities portfolio which are valued using quoted market prices. At December 31, 2007 and 2006, there were no recognized servicing assets or liabilities associated with any of these credit card and other securitization transactions.

Key economic assumptions used in measuring the fair value of certain residual interests that continue to be held by the Corporation (included in other assets) in credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are disclosed in the table below.

The sensitivities in the table below are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of an interest that continues to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the Corporation has the ability to hedge interest rate risk associated with retained residual positions. The above sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.

Principal proceeds from collections reinvested in revolving credit card securitizations were $178.6 billion and $163.4 billion in 2007 and 2006. Contractual credit card servicing fee income totaled $2.1 billion and $1.9 billion in 2007 and 2006. Other cash flows received on retained interests, such as cash flow from interest-only strips, were $6.6 billion and $6.7 billion in 2007 and 2006, for credit card securitizations. Proceeds from collections reinvested in revolving commercial loan securitizations were $2.9 billion and $4.6 billion in 2007 and 2006. Servicing fees and other cash flows received on retained interests, such as cash flows from interest-only strips, were $1 million and $9 million in 2007, and $2 million and $15 million in 2006 for commercial loan securitizations.

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

(Dollars in millions)	2007	2006
Carrying amount of residual interests (at fair value) (1)	$2,766	$2,929
Balance of unamortized securitized loans	102,967	98,295
Weighted average life to call or maturity (in years)	0.3	0.3
Monthly payment rate	11.6-16.6%	11.2-19.8%
Impact on fair value of 10% favorable change	$51	$43
Impact on fair value of 25% favorable change	158	133
Impact on fair value of 10% adverse change	(35)	(38)
Impact on fair value of 25% adverse change	(80)	(82)
Expected credit losses (annual rate)	3.7-5.4%	3.8-5.8%
Impact on fair value of 10% favorable change	$141	$86
Impact on fair value of 25% favorable change	374	218
Impact on fair value of 10% adverse change	(133)	(85)
Impact on fair value of 25% adverse change	(333)	(211)
Residual cash flows discount rate (annual rate)	11.5%	12.5%
Impact on fair value of 100 bps favorable change	$9	$12
Impact on fair value of 200 bps favorable change	13	17
Impact on fair value of 100 bps adverse change	(12)	(14)
Impact on fair value of 200 bps adverse change	(23)	(27)
(1)

Residual interests include interest-only strips, subordinated tranches, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts which are carried at fair value or amounts that approximate fair value.

Bank of America 2007	111

Portfolio balances, delinquency and historical loss amounts of the managed loans and leases portfolio for 2007 and 2006 were as follows:

	December 31, 2007			December 31, 2006
(Dollars in millions)	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases
Residential mortgage (1)	$278,733	$237	$1,999	$245,840	$118	$660
Credit card – domestic	151,862	4,170	n/a	142,599	3,828	n/a
Credit card – foreign	31,829	714	n/a	27,890	608	n/a
Home equity	115,009	–	1,342	88,202	–	293
Direct/Indirect consumer	78,564	752	8	66,266	524	2
Other consumer	3,850	4	95	5,059	7	77
Total consumer	659,847	5,877	3,444	575,856	5,085	1,032
Commercial – domestic (2, 3)	209,087	546	1,004	163,274	265	598
Commercial real estate	61,298	36	1,099	36,258	78	118
Commercial lease financing	22,582	25	33	21,864	26	42
Commercial – foreign	28,376	16	19	20,681	9	13
Total commercial	321,343	623	2,155	242,077	378	771
Total managed loans and leases measured at historical cost	981,190	6,500	5,599	817,933	5,463	1,803
Total measured at fair value	4,590	–	–	n/a	n/a	n/a
Managed loans in securitizations	(109,436)	(2,764)	(2)	(111,443)	(2,407)	(16)
Total held loans and leases	$876,344	$3,736	$5,597	$706,490	$3,056	$1,787

	Year Ended December 31, 2007			Year Ended December 31, 2006
(Dollars in millions)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (4)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (4)
Residential mortgage	$268,879	$57	0.02%	$213,097	$39	0.02%
Credit card – domestic	141,795	6,960	4.91	138,592	5,395	3.89
Credit card – foreign	29,581	1,254	4.24	24,817	980	3.95
Home equity	99,023	274	0.28	78,692	51	0.07
Direct/Indirect consumer	74,829	1,603	2.14	62,002	925	1.49
Other consumer	4,259	278	6.54	7,317	217	2.97
Total consumer	618,366	10,426	1.69	524,517	7,607	1.45
Commercial – domestic (2, 5)	178,932	1,007	0.56	153,796	367	0.24
Commercial real estate	42,783	47	0.11	36,939	3	0.01
Commercial lease financing	20,435	2	0.01	20,862	(28)	(0.14)
Commercial – foreign	23,931	1	–	23,521	(8)	(0.04)
Total commercial	266,081	1,057	0.40	235,118	334	0.14
Total managed loans and leases measured at historical cost	884,447	11,483	1.30	759,635	7,941	1.05
Total measured at fair value	3,012	n/a	n/a	n/a	n/a	n/a
Managed loans in securitizations	(111,305)	(5,003)	4.50	(107,218)	(3,402)	3.17
Total held loans and leases	$776,154	$6,480	0.84	$652,417	$4,539	0.70
(1)

Accruing loans and leases past due 90 days or more represent residential mortgage loans related to repurchases pursuant to the Corporation’s servicing agreements with GNMA mortgage pools, where repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

(2)	Includes small business commercial – domestic loans.
(3)

Includes small business – commercial domestic accruing loans and leases past due 90 days or more of $427 million and $199 million and nonperforming loans and leases of $135 million and $79 million at December 31, 2007 and 2006.

(4)	The net loss ratios are calculated as managed net losses divided by average outstanding managed loans and leases measured at historical cost for each loan and lease category.
(5)	Includes small business – commercial domestic net losses of $869 million, or 5.57 percent, and $361 million, or 3.00 percent, in 2007 and 2006.
n/a	= not applicable

112	Bank of America 2007

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

	Consolidated (1)		Unconsolidated
(Dollars in millions)	Total Assets	Loss Exposure	Total Assets	Loss Exposure
Variable interest entities, December 31, 2007
Corporation-sponsored multi-seller conduits	$11,944	$16,984	$29,363	$47,335
Collateralized debt obligation vehicles	4,464	4,311	8,324	7,410
Leveraged lease trusts	6,236	6,236	–	–
Other	13,771	12,347	8,260	5,953
Total variable interest entities	$36,415	$39,878	$45,947	$60,698
Variable interest entities, December 31, 2006
Corporation-sponsored multi-seller conduits	$9,090	$11,515	$18,983	$29,836
Collateralized debt obligation vehicles	–	–	8,489	7,658
Leveraged lease trusts	8,575	8,575	–	–
Other	4,717	3,019	12,709	9,310
Total variable interest entities	$22,382	$23,109	$40,181	$46,804
(1)	The Corporation consolidates VIEs when it is the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

Corporation-Sponsored Multi-seller Conduits

The Corporation administers three multi-seller conduits which provide a low-cost funding alternative to its customers by facilitating their access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue high-grade, short-term commercial paper that is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the conduits.

At December 31, 2007, our liquidity commitments to the conduits were collateralized by various classes of assets. Assets held in the conduits incorporate features such as overcollateralization and cash reserves which are designed to provide credit support at a level that is equivalent to investment grade as determined in accordance with internal risk rating guidelines. During 2007, there were no material write-downs or downgrades of assets.

The Corporation is the primary beneficiary of one conduit which is included in the Consolidated Financial Statements. The assets of the consolidated conduit are recorded in AFS and held-to-maturity debt securities, and other assets. At December 31, 2007, the Corporation’s liquidity commitments to the conduit were collateralized by credit card loans (21 percent), auto loans (14 percent), equipment loans (13 percent), and student loans (eight percent). None of these assets are subprime residential mortgages. In addition, 29 percent of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support at a level equivalent to investment grade. Assets of the Corporation are not available to pay creditors of the consolidated conduit, except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

The Corporation does not consolidate the other two conduits which issued capital notes and equity interests to independent third parties as it does not expect to absorb a majority of the variability of the conduits. At December 31, 2007, the Corporation’s liquidity commitments to the unconsolidated conduits were collateralized by student loans (27 percent), credit card loans and trade receivables (10 percent each), and auto loans (eight percent). Less than one percent of these assets are subprime residential mortgages. In addition, 29 percent of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support at a level equivalent to investment grade. Amounts advanced under these arrangements will be repaid when the investment funds issue capital calls to their qualified equity investors.

Net revenues earned from fees associated with these commitments were $184 million and $121 million in 2007 and 2006.

Collateralized Debt Obligation Vehicles

CDO vehicles are SPEs that hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper, and equity securities. The Corporation receives fees for structuring the CDOs and/or placing debt securities with third party investors. The Corporation provided total liquidity support to CDO vehicles of $12.3 billion and $7.7 billion notional amount at December 31, 2007 and 2006 consisting of $10.0 billion (including $3.2 billion for a consolidated CDO) and $2.1 billion of written put options and $2.3 billion and $5.5 billion of other liquidity support at December 31, 2007 and 2006.

The Corporation is the primary beneficiary of certain CDOs which are included in the Consolidated Financial Statements at December 31, 2007. Assets held in the consolidated CDOs are classified in trading account assets and AFS debt securities, including AFS debt securities with a fair value of $2.8 billion that were principally related to certain assets that were removed from the CDO conduit discussed below. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation.

At December 31, 2007 and 2006, the Corporation provided liquidity support in the form of written put options on $10.0 billion and $2.1 billion notional amount of commercial paper issued by CDOs including $3.2 billion issued by a consolidated CDO at December 31, 2007. The commercial paper is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities, issued by the CDOs. The Corporation is obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. These written put

Bank of America 2007	113

options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). See Note 13  –  Commitments and Contingencies to the Consolidated Financial Statements for more information on the written put options. Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

The Corporation also administers a CDO conduit that obtains funds by issuing commercial paper to third party investors. The conduit held $2.3 billion and $5.5 billion of assets at December 31, 2007 and 2006 consisting of super senior tranches of debt securities issued by other CDOs. These securities benefit from overcollateralization exceeding the amount that would be required for a AAA-rating. The Corporation provides liquidity support equal to the amount of assets in this conduit which obligates it to purchase the commercial paper at a predetermined contractual yield in the event of a severe disruption in the short-term funding market.

At December 31, 2007, the Corporation held $6.6 billion of commercial paper on the balance sheet that was issued by unconsolidated CDO vehicles, of which $5.0 billion related to these written put options and $1.6 billion related to other liquidity support. The Corporation recorded losses of $3.5 billion, net of insurance, in 2007 (of which $3.2 billion was recorded in trading account profits (losses) and $288 million was recorded in other income) due to writedowns of assets in consolidated CDOs and losses recorded in connection with written put options and liquidity commitments to unconsolidated CDOs. No losses were recorded in 2006.

Net revenues earned from fees associated with these liquidity commitments were $5 million and $3 million in 2007 and 2006.

Leveraged Lease Trusts

The Corporation’s net investment in leveraged lease trusts totaled $6.2 billion and $8.6 billion at December 31, 2007 and 2006. These amounts, which were recorded in loans and leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Other

Other consolidated VIEs at December 31, 2007 and 2006 consisted primarily of securitization vehicles, including an asset acquisition conduit that holds securities on the Corporation’s behalf and term securitization vehicles that did not meet QSPE status, as well as managed investment vehicles that invest in financial assets, primarily debt securities. The Corporation’s maximum exposure to loss of these VIEs included $7.4 billion and $272 million of liquidity exposure to consolidated trusts that hold municipal bonds and $1.6 billion and $1.1 billion of liquidity exposure to the consolidated asset acquisition conduit at December 31, 2007 and 2006. The assets of these consolidated VIEs were recorded in trading account assets, AFS debt securities and other assets. Other unconsolidated VIEs at December 31, 2007 and 2006 consisted primarily of securitization vehicles, managed investment vehicles that invest in financial assets, primarily debt securities, and investments in affordable housing investment partnerships. Revenues associated with administration, asset management, liquidity, and other services were $17 million and $20 million in 2007 and 2006.

Note 10 – Goodwill and Intangible Assets

The following tables present goodwill and intangible assets at December 31, 2007 and 2006.

	December 31
(Dollars in millions)	2007	2006
Global Consumer and Small Business Banking	$40,340	$38,201
Global Corporate and Investment Banking	29,648	21,979
Global Wealth and Investment Management	6,451	5,243
All Other	1,091	239
Total goodwill	$77,530	$65,662

The gross carrying values and accumulated amortization related to intangible assets at December 31, 2007 and 2006 are presented below:

	December 31
	2007		2006
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,027	$1,970	$6,790	$1,159
Core deposit intangibles	4,594	2,828	3,850	2,396
Affinity relationships	1,681	406	1,650	205
Other intangibles	3,050	852	1,525	633
Total intangible assets	$16,352	$6,056	$13,815	$4,393

The above tables include $11.1 billion and $1.6 billion of goodwill and $1.0 billion and $1.3 billion of intangible assets related to the preliminary purchase price allocations of LaSalle and U.S. Trust Corporation. For more information on the impact of these acquisitions, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Amortization of intangibles expense was $1.7 billion, $1.8 billion and $809 million in 2007, 2006 and 2005, respectively. The Corporation estimates aggregate amortization expense will be approximately $1.7 billion, $1.5 billion, $1.5 billion, $1.2 billion and $1.0 billion for 2008 through 2012, respectively. These estimates exclude the impact of any planned acquisitions.

114	Bank of America 2007

Note 11 – Deposits

The Corporation had domestic certificates of deposit and other domestic time deposits of $100 thousand or more totaling $94.4 billion and $74.5 billion at December 31, 2007 and 2006. Foreign certificates of deposit and other foreign time deposits of $100 thousand or more totaled $109.1 billion and $62.1 billion at December 31, 2007 and 2006.

Time deposits of $100 thousand or more

(Dollars in millions)	Three months or less	Over three months to twelve months	Thereafter	Total
Domestic certificates of deposit and other time deposits	$45,172	$46,199	$3,069	$94,440
Foreign certificates of deposit and other time deposits	100,515	5,900	2,706	109,121

At December 31, 2007, the scheduled maturities for total time deposits were as follows:

(Dollars in millions)	Domestic	Foreign	Total
Due in 2008	$205,359	$107,334	$312,693
Due in 2009	7,656	786	8,442
Due in 2010	3,484	180	3,664
Due in 2011	1,569	23	1,592
Due in 2012	1,776	1,023	2,799
Thereafter	1,963	730	2,693
Total time deposits	$221,807	$110,076	$331,883

Note 12 – Short-term Borrowings and Long-term Debt

Short-term Borrowings

Bank of America Corporation and certain of its subsidiaries issue commercial paper in order to meet short-term funding needs. Commercial paper outstanding at December 31, 2007 was $55.6 billion compared to $41.2 billion at December 31, 2006.

Bank of America, N.A. maintains a domestic program to offer up to a maximum of $75.0 billion, at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $12.3 billion at December 31, 2007 compared to $24.5 billion at December 31, 2006. These short-term bank notes, along with commercial paper, Federal Home Loan Bank advances, Treasury tax and loan notes, and term federal funds purchased, are reflected in commercial paper and other short-term borrowings on the Consolidated Balance Sheet.

Bank of America 2007	115

Long-term Debt

The following table presents the balance of long-term debt at December 31, 2007 and 2006 and the related rates and maturity dates at December 31, 2007:

	December 31
(Dollars in millions)	2007	2006
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted average rate of 4.62%, ranging from 0.84% to 8.61%, due 2008 to 2043	$47,430	$38,587
Floating, with a weighted average rate of 4.97%, ranging from 0.54% to 9.07%, due 2008 to 2041	41,791	26,695
Subordinated notes:
Fixed, with a weighted average rate of 5.78%, ranging from 2.40% to 10.20%, due 2008 to 2037	28,630	23,896
Floating, with a weighted average rate of 5.78%, ranging from 4.58% to 7.52%, due 2016 to 2019	686	510
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted average rate of 6.64%, ranging from 5.25% to 11.45%, due 2026 to 2055	13,866	13,665
Floating, with a weighted average rate of 5.71%, ranging from 5.24% to 8.59%, due 2027 to 2056	3,359	2,203
Total notes issued by Bank of America Corporation	135,762	105,556
Notes issued by Bank of America, N.A. and other subsidiaries
Senior notes:
Fixed, with a weighted average rate of 4.66%, ranging from 0.93% to 11.30%, due 2008 to 2027	5,648	6,450
Floating, with a weighted average rate of 5.03%, ranging from 1.00% to 8.00%, due 2008 to 2051	32,873	22,219
Subordinated notes:
Fixed, with a weighted average rate of 5.99%, ranging from 5.30% to 7.13%, due 2008 to 2036	6,592	4,294
Floating, with a weighted average rate of 5.25%, ranging from 4.85% to 5.29%, due 2010 to 2027	1,907	918
Total notes issued by Bank of America, N.A. and other subsidiaries	47,020	33,881
Notes issued by NB Holdings Corporation
Junior subordinated notes (related to trust preferred securities):
Fixed	–	515
Floating, 5.54%, due 2027	258	258
Total notes issued by NB Holdings Corporation	258	773
Notes issued by BAC North America Holding Company and subsidiaries (1)
Senior notes:
Fixed, with a weighted average rate of 5.04%, ranging from 3.00% to 8.00%, due 2008 to 2026	583	–
Floating, 3.62%, due 2013	215	–
Preferred Securities (related to securities issued by trusts):
Fixed, 6.97%, redeemable on or after 9/15/2010	491	–
Floating, with a weighted average rate of 6.56%, ranging from 5.05% to 7.00%, redeemable starting on or after 9/15/2010	1,627	–
Total notes issued by BAC North America Holding Company and subsidiaries	2,916	–
Other debt
Advances from the Federal Home Loan Bank of Atlanta
Floating	–	500
Advances from the Federal Home Loan Bank of New York
Fixed, with a weighted average rate of 6.06%, ranging from 4.00% to 8.29%, due 2008 to 2016	230	285
Advances from the Federal Home Loan Bank of Seattle
Fixed, with a weighted average rate of 6.34%, ranging from 5.40% to 7.42%, due 2008 to 2031	122	125
Floating, with a weighted average rate of 5.20%, ranging from 5.12% to 5.22%, due 2008	2,100	3,200
Advances from the Federal Home Loan Bank of Boston
Fixed, with a weighted average rate of 5.89%, ranging from 1.00% to 7.72%, due 2008 to 2026	133	146
Floating, with a weighted average rate of 4.42%, ranging from 4.36% to 4.45%, due 2008 to 2009	2,500	1,500
Advances from the Federal Home Loan Bank of Chicago
Fixed, with a weighted average rate of 4.03%, ranging from 2.97% to 8.29%, due 2008 to 2015	1,966	–
Floating, with a weighted average rate of 4.90%, ranging from 4.76% to 5.00%, due 2008 to 2013	850	–
Advances from the Federal Home Loan Bank of Indianapolis
Fixed, with a weighted average rate of 4.13%, ranging from 2.95% to 6.61%, due 2008 to 2013	3,300	–
Other	351	34
Total other debt	11,552	5,790
Total long-term debt	$197,508	$146,000
(1)	Formerly ABN AMRO North America Holding Company which was acquired on October 1, 2007 as part of the LaSalle acquisition.

116	Bank of America 2007

The majority of the floating rates are based on three- and six-month London InterBank Offered Rates (LIBOR). Bank of America Corporation and Bank of America, N.A. maintain various domestic and international debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2007 and 2006, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $58.8 billion and $37.8 billion. Foreign currency contracts are used to convert certain foreign currency-denominated debt into U.S. dollars.

At December 31, 2007 and 2006, Bank of America Corporation was authorized to issue approximately $64.0 billion and $58.1 billion of additional corporate debt and other securities under its existing shelf-registration statements. At December 31, 2007 and 2006, Bank of

America, N.A. was authorized to issue approximately $62.1 billion and $30.8 billion of bank notes. At December 31, 2007, Bank of America, N.A. was authorized to issue approximately $20.6 billion of additional mortgage notes.

The weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect at December 31, 2007) were 5.09 percent, 5.21 percent and 4.93 percent, respectively, at December 31, 2007 and (based on the rates in effect at December 31, 2006) were 5.32 percent, 5.41 percent and 5.18 percent, respectively, at December 31, 2006. These obligations were denominated primarily in U.S. dollars.

The following table presents aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2007.

(Dollars in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Bank of America Corporation	$7,303	$13,487	$19,632	$8,430	$12,188	$74,722	$135,762
Bank of America, N.A. and other subsidiaries	18,802	9,879	2,967	147	5,663	9,562	47,020
NB Holdings Corporation	–	–	–	–	–	258	258
BAC North America Holding Company and subsidiaries	16	73	91	51	15	2,670	2,916
Other	4,314	2,783	1,781	1,505	116	1,053	11,552
Total	$30,435	$26,222	$24,471	$10,133	$17,982	$88,265	$197,508

Trust Preferred and Hybrid Securities

Trust preferred securities (Trust Securities) are issued by the trust companies (the Trusts) which are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts are Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes). The Trusts are 100 percent-owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the Long-term Debt table on the previous page.

Certain of the Trust Securities were issued at a discount and may be redeemed prior to maturity at the option of the Corporation. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each issue of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Corporation has the right to defer payment of interest on the Notes at any time, or from time to time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred and the Corporation’s ability to pay dividends on its common and preferred stock will be restricted.

The Trust Securities are subject to mandatory redemption upon repayment of the related Notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the related Notes.

Periodic cash payments and payments upon liquidation or redemption with respect to Trust Securities are guaranteed by the Corporation to the extent of funds held by the Trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a sub-

ordinated basis, by the Corporation of payments due on the Trust Securities.

Hybrid Income Term Securities (HITS) totaling $1.6 billion were also issued by the Trusts to institutional investors. The BAC Capital Trust XIII Floating Rate Preferred HITS have a distribution rate of three-month LIBOR plus 40 bps and the BAC Capital Trust XIV Fixed-to-Floating Rate Preferred HITS have an initial distribution rate of 5.63 percent. Both series of HITS represent beneficial interests in the assets of the respective capital trust, which consists of a series of the Corporation’s junior subordinated notes and a stock purchase contract for a specified series of the Corporation’s preferred stock. The Corporation will remarket the junior subordinated notes underlying each series of HITS on or about the five-year anniversary of the issuance to obtain sufficient funds for the capital trusts to buy the Corporation’s preferred stock under the stock purchase contracts.

In connection with the HITS, the Corporation entered into two replacement capital covenants for the benefit of investors in certain series of the Corporation’s long-term indebtedness (Covered Debt). As of the date of this report, the Corporation’s 6 5/8% Junior Subordinated Notes due 2036 constitutes the Covered Debt under the covenant corresponding to the Floating Rate Preferred HITS and the Corporation’s 5 5/8% Junior Subordinated Notes due 2035 constitutes the Covered Debt under the covenant corresponding to the Fixed-to-Floating Rate Preferred HITS. These covenants generally restrict the ability of the Corporation and its subsidiaries to redeem or purchase the HITS and related securities unless the Corporation has obtained the prior approval of the FRB if required under the FRB’s capital guidelines, the redemption or purchase price of the HITS does not exceed the amount received by the Corporation from the sale of certain qualifying securities, and such replacement securities qualify as Tier 1 Capital and are not “restricted core capital elements” under the FRB’s guidelines.

Bank of America 2007	117

The following table is a summary of the outstanding Trust Securities and the Notes at December 31, 2007 as originated by Bank of America Corporation and the predecessor banks.

(Dollars in millions)	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Notes	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
Issuer
Bank of America
Capital Trust I	December 2001	$575	$593	December 2031	7.00%	3/15,6/15,9/15,12/15	On or after 12/15/06
Capital Trust II	January 2002	900	928	February 2032	7.00	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust III	August 2002	500	516	August 2032	7.00	2/15,5/15,8/15,11/15	On or after 8/15/07
Capital Trust IV	April 2003	375	387	May 2033	5.88	2/1,5/1,8/1,11/1	On or after 5/01/08
Capital Trust V	November 2004	518	534	November 2034	6.00	2/3,5/3,8/3,11/3	On or after 11/03/09
Capital Trust VI	March 2005	1,000	1,031	March 2035	5.63	3/8,9/8	Any time
Capital Trust VII	August 2005	1,685	1,738	August 2035	5.25	2/10,8/10	Any time
Capital Trust VIII	August 2005	530	546	August 2035	6.00	2/25,5/25,8/25,11/25	On or after 8/25/10
Capital Trust X	March 2006	900	928	March 2055	6.25	3/29,6/29,9/29,12/29	On or after 3/29/11
Capital Trust XI	May 2006	1,000	1,031	May 2036	6.63	5/23,11/23	Any time
Capital Trust XII	August 2006	863	890	August 2055	6.88	2/2,5/2,8/2,11/2	On or after 8/02/11
Capital Trust XIII	February 2007	700	700	March 2043	3-mo. LIBOR +40 bps	3/15,6/15,9/15,12/15	On or after 3/15/17
Capital Trust XIV	February 2007	850	850	March 2043	5.63	3/15,9/15	On or after 3/15/17
Capital Trust XV	May 2007	500	500	June 2056	3-mo. LIBOR +80 bps	3/1,6/1,9/1,12/1	On or after 6/01/37
NationsBank
Capital Trust II	December 1996	365	376	December 2026	7.83	6/15,12/15	On or after 12/15/06
Capital Trust III	February 1997	500	515	January 2027	3-mo. LIBOR +55 bps	1/15,4/15,7/15,10/15	On or after 1/15/07
Capital Trust IV	April 1997	500	515	April 2027	8.25	4/15,10/15	On or after 4/15/07
BankAmerica
Institutional Capital A	November 1996	450	464	December 2026	8.07	6/30,12/31	On or after 12/31/06
Institutional Capital B	November 1996	300	309	December 2026	7.70	6/30,12/31	On or after 12/31/06
Capital II	December 1996	450	464	December 2026	8.00	6/15,12/15	On or after 12/15/06
Capital III	January 1997	400	412	January 2027	3-mo. LIBOR +57 bps	1/15,4/15,7/15,10/15	On or after 1/15/02
Barnett
Capital III	January 1997	250	258	February 2027	3-mo. LIBOR +62.5 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Fleet
Capital Trust II	December 1996	250	258	December 2026	7.92	6/15,12/15	On or after 12/15/06
Capital Trust V	December 1998	250	258	December 2028	3-mo. LIBOR +100 bps	3/18,6/18,9/18,12/18	On or after 12/18/03
Capital Trust VIII	March 2002	534	550	March 2032	7.20	3/15,6/15,9/15,12/15	On or after 3/08/07
Capital Trust IX	July 2003	175	180	August 2033	6.00	2/1,5/1,8/1,11/1	On or after 7/31/08
BankBoston
Capital Trust III	June 1997	250	258	June 2027	3-mo. LIBOR +75 bps	3/15,6/15,9/15,12/15	On or after 6/15/07
Capital Trust IV	June 1998	250	258	June 2028	3-mo. LIBOR +60 bps	3/8,6/8,9/8,12/8	On or after 6/08/03
Progress
Capital Trust I	June 1997	9	9	June 2027	10.50	6/1,12/1	On or after 6/01/07
Capital Trust II	July 2000	6	6	July 2030	11.45	1/19,7/19	On or after 7/19/10
Capital Trust III	November 2002	10	10	November 2032	3-mo. LIBOR +335 bps	2/15,5/15,8/15,11/15	On or after 11/15/07
Capital Trust IV	December 2002	5	5	January 2033	3-mo. LIBOR +335 bps	1/7,4/7,7/7,10/7	On or after 1/07/08
MBNA
Capital Trust A	December 1996	250	258	December 2026	8.28	6/1,12/1	On or after 12/01/06
Capital Trust B	January 1997	280	289	February 2027	3-mo. LIBOR +80 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust D	June 2002	300	309	October 2032	8.13	1/1,4/1,7/1,10/1	On or after 10/01/07
Capital Trust E	November 2002	200	206	February 2033	8.10	2/15,5/15,8/15,11/15	On or after 2/15/08
Total		$16,880	$17,339

118	Bank of America 2007

In addition to the outstanding Trust Securities and Notes included in the preceding table, non-consolidated wholly-owned subsidiary funding vehicles of BAC North America Holding Company (BACNAH, formerly ABN AMRO North America Holding Company) and its direct subsidiary, LaSalle Bank Corporation (LBC) issued preferred securities (Funding Securities). These subsidiary funding vehicles have invested the proceeds of their Funding Securities in separate series of preferred securities of BACNAH or LBC (BACNAH Preferred Securities). The BACNAH Preferred Securities (and the corresponding Funding Securities) are non-cumulative and permit nonpayment of dividends within certain limitations. The issuance dates for the BACNAH Preferred Securities (and the related Funding Securities) range from 2000 to 2002. These Funding Securities are subject to mandatory redemption upon repayment by the Corporation of the corresponding series of BACNAH Preferred Securities at a redemption price equal to their liquidation amount plus accrued and unpaid distributions for up to one quarter.

For additional information on Trust Securities for regulatory capital purposes, see Note 15 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Note 13 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $39.2 billion and $30.5 billion at December 31, 2007 and 2006. At December 31, 2007, the carrying amount of these commitments, excluding fair value adjustments as discussed below, was $550 million, including deferred revenue of $32 million and a reserve for unfunded legally binding lending commitments of $518 million. At December 31, 2006, the carrying amount of these commitments was $444 million, including deferred revenue of $47 million and a reserve for unfunded legally binding lending commitments of $397 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities.

The table below also includes the notional value of commitments of $20.9 billion which was measured at fair value in accordance with SFAS 159 at December 31, 2007. However, the table below excludes the fair value adjustment of $660 million on these commitments that was recorded in accrued expenses and other liabilities. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on the adoption of SFAS 159.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Credit extension commitments, December 31, 2007
Loan commitments	$178,931	$92,153	$106,904	$27,902	$405,890
Home equity lines of credit	8,482	1,828	2,758	107,055	120,123
Standby letters of credit and financial guarantees	31,629	14,493	7,943	8,731	62,796
Commercial letters of credit	3,753	50	33	717	4,553
Legally binding commitments (1)	222,795	108,524	117,638	144,405	593,362
Credit card lines	876,393	17,864	–	–	894,257
Total credit extension commitments	$1,099,188	$126,388	$117,638	$144,405	$1,487,619
Credit extension commitments, December 31, 2006
Loan commitments	$151,604	$60,637	$90,988	$32,133	$335,362
Home equity lines of credit	1,738	1,801	2,742	91,919	98,200
Standby letters of credit and financial guarantees	29,213	10,712	6,744	6,337	53,006
Commercial letters of credit	3,880	180	27	395	4,482
Legally binding commitments (1)	186,435	73,330	100,501	130,784	491,050
Credit card lines	840,215	13,377	–	–	853,592
Total credit extension commitments	$1,026,650	$86,707	$100,501	$130,784	$1,344,642
(1)

Includes commitments to VIEs disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements, including $47.3 billion and $29.8 billion to corporation-sponsored multi-seller conduits and $2.3 billion and $5.5 billion to CDOs at December 31, 2007 and 2006. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements because the Corporation does not hold a significant variable interest or because they are QSPEs, including $6.1 billion and $2.3 billion to municipal bond trusts and $1.7 billion and $4.6 billion to customer-sponsored conduits at December 31, 2007 and 2006.

Bank of America 2007	119

The Corporation also facilitates bridge financing (high grade debt, high yield debt and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for clients. These concentrations are managed in part through the Corporation’s established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as the Corporation is providing offers or commitments for various components of the clients’ capital structures, including lower-rated unsecured and subordinated debt tranches and/or equity. In many cases, these offers to finance will not be accepted. If accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where the Corporation has a commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios, and higher potential for loss, unless an orderly disposition of the exposure can be made. These commitments are not necessarily indicative of actual risk or funding requirements as the commitments may expire unused, the borrower may not be successful in completing the proposed transaction or may utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets instead of drawing on the commitment. In addition, the Corporation may reduce its portion of the commitment through syndications to investors and/or lenders prior to funding. Therefore, these commitments are generally significantly greater than the amounts the Corporation will ultimately fund. Additionally, the borrower’s ability to draw on the commitment may be subject to there being no material adverse change in the borrower’s financial condition, among other factors. Commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. The Corporation’s share of the leveraged finance forward calendar was $12.2 billion and $20.6 billion at December 31, 2007 and 2006. The Corporation also had unfunded real estate loan commitments of $2.0 billion and $8.2 billion at December 31, 2007 and 2006.

Other Commitments

Principal Investing and Other Equity Investments

At December 31, 2007 and 2006, the Corporation had unfunded equity investment commitments of approximately $2.6 billion and $2.8 billion. These commitments related primarily to those included in the Strategic Investments portfolio, as well as equity commitments included in the Corporation’s Principal Investing business, which is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. Included in the Corporation’s unfunded equity investment commitments were also unfunded bridge equity commitments of $1.2 billion at December 31, 2006. At December 31, 2007, the Corporation did not have any unfunded bridge equity commitments and had funded $1.2 billion of equity bridges that it still intends to distribute. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made.

U.S. Government Guaranteed Charge Cards

At December 31, 2007 and 2006, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. Government in the amount of $9.9 billion and $9.6 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $193 million at both December 31, 2007 and 2006.

Loan Purchases

At December 31, 2007, the Corporation had net collateralized mortgage obligation loan purchase commitments related to the Corporation’s ALM activities of $752 million, all of which will settle in the first quarter of 2008. At December 31, 2006, the Corporation had collateralized mortgage obligation loan purchase commitments related to the Corporation’s ALM activities of $8.5 billion, all of which settled in the first quarter of 2007.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. In 2007 and 2006, the Corporation purchased $4.5 billion and $7.5 billion of loans under this agreement. Under the agreement, the Corporation is committed to purchase up to $5.0 billion for the fiscal period July 1, 2007 to June 30, 2008 and $10.0 billion in each of the agreement’s following two fiscal years. As of December 31, 2007, the remaining commitment amount was $25.0 billion.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $2.0 billion, $1.8 billion, $1.6 billion, $1.3 billion and $1.2 billion for 2008 through 2012, respectively, and $8.2 billion for all years thereafter.

Other Commitments

In the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invest in high quality, short-term securities with a weighted average maturity of 90 days or less, including a limited number of securities issued by SIVs. Due to market disruptions, certain SIV investments were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments which required the Corporation to provide up to $565 million in cash to the funds in the event the net asset value per unit of a fund declines below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At December 31, 2007, losses of $382 million had been recognized and $183 million is still outstanding associated with this capital commitment.

The Corporation may from time to time, but is under no obligation, provide additional support to funds managed within GWIM. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation is not the primary beneficiary of the cash funds and does not consolidate the cash funds managed within the GWIM business segment because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total assets under management of approximately $189 billion at December 31, 2007.

120	Bank of America 2007

Other Guarantees

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment grade fixed income securities and is intended to cover any shortfall in the event that plan participants withdraw funds when market value is below book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase zero-coupon bonds with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2007 and 2006, the notional amount of these guarantees totaled $35.2 billion and $33.2 billion with estimated maturity dates between 2008 and 2037. As of December 31, 2007 and 2006, the Corporation has not made a payment under these products, and has assessed the probability of payments under these guarantees as remote.

Written Put Options

At December 31, 2007 and 2006, the Corporation provided liquidity support in the form of written put options on $10.0 billion and $2.1 billion of commercial paper issued by CDOs, including $3.2 billion issued by a consolidated CDO at December 31, 2007. The commercial paper is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities, issued by the CDOs. The Corporation is obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. These agreements have various maturities ranging from two to five years. The underlying collateral in the CDOs includes mortgage-backed securities, ABS, and CDO securities issued by other vehicles. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements. At December 31, 2007, the Corporation held $5.0 billion of commercial paper on the balance sheet that was issued by the unconsolidated CDOs and all of the commercial paper issued by the consolidated CDO. The Corporation recorded losses of $2.7 billion, net of insurance, in trading account profits (losses) in 2007 associated with these activities.

Indemnifications

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

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. In 2007 and 2006, the Corporation processed $361.9 billion and $377.8 billion of transactions and recorded losses as a result of these chargebacks of $13 million and $20 million.

At December 31, 2007 and 2006, the Corporation held as collateral approximately $19 million and $32 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2007 and 2006, the maximum potential exposure totaled approximately $151.2 billion and $176.0 billion.

Brokerage Business

Within the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to its clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in their issuing margin to its clients. The maximum potential future payment under this indemnification was $1.0 billion and $938 million at December 31, 2007 and 2006. Historically, any payments made under this indemnification have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

Other Guarantees

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

Bank of America 2007	121

bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2007 and 2006, the notional amount of these guarantees totaled $1.5 billion and $4.0 billion. These guarantees have various maturities ranging from two to five years. At December 31, 2007 and 2006, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $4.8 billion and $2.0 billion at December 31, 2007 and 2006. The estimated maturity dates of these obligations are between 2008 and 2033. The Corporation has made no material payments under these guarantees.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

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

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority, the New York Stock Exchange and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

Adelphia Communications Corporation (ACC)

Adelphia Recovery Trust is the plaintiff in a lawsuit pending in the U.S. District Court for the Southern District of New York. The lawsuit names over 700 defendants, including Bank of America, N.A. (BANA), Banc of America Securities, LLC (BAS), Fleet National Bank, Fleet Securities, Inc. and other affiliated entities, and asserts over 50 claims under federal statutes and state common law. The principal claims include fraudulent transfer, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, and equitable disallowance and subordination. These claims relate to loans and other services provided to various affiliates of ACC and entities owned by members of the founding family of ACC. The plaintiffs seek unspecified damages in an amount not less than $5 billion.

Data Treasury Litigation

The Corporation and BANA have been named as defendants in two cases filed by Data Treasury Corporation (Data Treasury) in the U.S. District Court for the Eastern District of Texas. In one case, Data Treasury alleges that defendants “provided, sold, installed, utilized, and assisted others to use and utilize image-based banking and archival solutions” in a manner that infringes United States Patent Nos. 5,910,988 and 6,032,137. In the other case, Data Treasury alleges that the Corporation and BANA, among other defendants, are “making, using, selling, offering for sale, and/or importing into the United States, directly, contributory, and/or by inducement, without authority, products and services that fall within the scope of the claims of” United States Patent Nos. 5,265,007; 5,583,759; 5,717,868; and 5,930,778. Data Treasury seeks unspecified damages and injunctive relief in both cases.

In re Initial Public Offering Securities Litigation

Beginning in 2001, Robertson Stephens, Inc. (an investment banking subsidiary of FleetBoston that ceased operations during 2002), BAS, other underwriters, and various issuers and others, were named as defendants in certain of the 309 putative class action lawsuits that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. Plaintiffs contend that the defendants failed to make certain required disclosures and manipulated prices of securities sold in initial public offerings through, among other things, alleged agreements with institutional investors receiving allocations to purchase additional shares in the aftermarket and seek unspecified damages. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s order certifying the proposed classes. On September 27, 2007, plaintiffs filed a motion to certify modified classes, which defendants have opposed. On June 25, 2007, the District Court approved an agreement between plaintiffs and 298 of the issuer defendants terminating their proposed settlement.

IPO Underwriting Fee Litigation

BAS, Robertson Stephens, Inc., and other underwriters are defendants in putative class action lawsuits captioned In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, filed in the U.S. District Court for the Southern District of New York in November 1998 and October 2000, respectively, alleging that underwriters conspired to fix the underwriters’ discount at 7% of the offering

122	Bank of America 2007

price in certain initial public offerings (IPOs). The complaints, which have been filed by both purchasers and certain issuers in IPOs, seek treble damages and injunctive relief. On February 24, 2004, the District Court granted defendants’ motion to dismiss as to the purchasers’ damages claims. On April 18, 2006, the District Court denied class certification with respect to the issuers’ damages claims. On September 11, 2007, the U.S. Court of Appeals for the Second Circuit reversed the order denying class certification as to the issuers’ damages claims and remanded the case to the District Court for further class certification proceedings.

Interchange Antitrust Litigation and Visa-Related Litigation

The Corporation and certain of its subsidiaries are defendants in putative class actions filed on behalf of retail merchants that accept Visa and MasterCard payment cards. Additional defendants include Visa, MasterCard, and other financial institutions. Plaintiffs’ First Consolidated and Amended Class Action Complaint alleges that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws. Plaintiffs also filed a supplemental complaint against certain defendants, including the Corporation and certain of its subsidiaries, alleging federal antitrust claims and a fraudulent conveyance claim arising out of MasterCard’s 2006 initial public offering. The putative class plaintiffs seek unspecified treble damages and injunctive relief. The actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York with individual actions brought only against Visa and MasterCard under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange). On January 8, 2008, the District Court dismissed all claims for pre-2004 damages. A motion to dismiss the supplemental complaint is pending.

The Corporation and certain of its subsidiaries have entered into agreements that provide for sharing liabilities in connection with antitrust litigation against Visa (the Visa-Related Litigation), including Discover Financial Services. v. Visa U.S.A., et al., pending in the U.S. District Court for the Southern District of New York, which alleges that Visa and others unlawfully inhibited competition in the payment card industry, and Interchange. The agreements also provide for sharing liabilities in connection with American Express Travel Related Services Company v. Visa USA, et al., which was settled by Visa in November 2007. Under these agreements, the Corporation’s obligations to Visa are capped at the Corporation’s membership interest of 12.1% in Visa USA. In November 2007, Visa Inc. filed a registration statement with the SEC with respect to a proposed initial public offering (Visa IPO). Subject to market conditions and other factors, Visa Inc. states that it expects the Visa IPO to occur in the first quarter of 2008. The Corporation expects that a portion of the proceeds from the Visa IPO will be used by Visa Inc. to fund liabilities arising from the Visa-Related Litigation.

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

On March 4, 2005, the trial court entered a judgment that purported to award the class restitution in the amount of $284 million, plus attorneys’ fees, and provided that class members whose accounts were assessed an insufficient funds fee in violation of law suffered substantial emotional or economic harm and, therefore, are entitled to an additional $1,000 statutory penalty. The judgment also purported to enjoin BANA, among other things, from engaging in the account balancing practices at issue. On November 22, 2005, the California Court of Appeal stayed the judgment, including the injunction, pending appeal.

On November 20, 2006, the California Court of Appeal reversed the judgment in its entirety, holding that BANA’s practice did not constitute a violation of California law. On March 21, 2007, the California Supreme Court granted plaintiff’s petition to review the Court of Appeal’s decision.

Municipal Derivatives Matters

The Antitrust Division of the U.S. Department of Justice (DOJ), the SEC, and the IRS are investigating possible anticompetitive bidding practices in the municipal derivatives industry involving various parties, including BANA, from the early 1990s to date. The activities at issue in these industry-wide government investigations concern the bidding process for municipal derivatives that are offered to states, municipalities and other issuers of tax-exempt bonds. The Corporation has cooperated, and continues to cooperate, with the DOJ, the SEC and the IRS. On February 4, 2008, BANA received a Wells notice advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action and/or an administrative proceeding “in connection with the bidding of various financial instruments associated with municipal securities.” BANA intends to respond to the notice. An SEC action or proceeding could seek a permanent injunction, disgorgement plus prejudgment interest, civil penalties and other remedial relief.

On January 11, 2007, the Corporation entered into a Corporate Conditional Leniency Letter (the Letter) with DOJ. Under the Letter and subject to the Corporation’s continuing cooperation, DOJ will not bring any criminal antitrust prosecution against the Corporation in connection with the matters that the Corporation reported to DOJ. Civil actions may be filed. Subject to satisfying DOJ and the court presiding over any civil litigation of the Corporation’s cooperation, the Corporation is eligible for (i) a limit on liability to single, rather than treble, damages in certain types of related civil antitrust actions, and (ii) relief from joint and several antitrust liability with other civil defendants.

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

Bank of America 2007	123

Proceedings in Italy

On May 26, 2004, The Public Prosecutor’s Office for the Court of Milan, Italy filed criminal charges against Luca Sala, Luis Moncada, and Antonio Luzi, three former employees of the Corporation, alleging the crime of market manipulation in connection with a press release issued by Parmalat. The Public Prosecutor’s Office also filed a related charge against the Corporation asserting administrative liability based on an alleged failure to maintain an organizational model sufficient to prevent the alleged criminal activities of its former employees. The trial on such charges will begin in March 2008.

The main trial of the market manipulation charges against Messrs. Luzi, Moncada, and Sala began in the Court of Milan, Italy on September 28, 2005. Hearing dates in this trial are currently set through May of 2008. The Corporation is participating in this trial as a party that has been damaged by the alleged actions of defendants other than its former employees, including former Parmalat officials. Additionally, pursuant to a December 19, 2005 court ruling, other third parties are participating in the trial who claim damages against BANA as a result of the alleged criminal violations by the Corporation’s former employees and other defendants.

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

Proceedings in the United States

On March 5, 2004, a First Amended Complaint was filed in a securities action pending in the U.S. District Court for the Southern District of New York entitled Southern Alaska Carpenters Pension Fund et al. v. Bonlat Financing Corporation et al. The action is brought on behalf of a putative class of purchasers of Parmalat securities, alleges violations of the federal securities laws against the Corporation and certain affiliates, and seeks unspecified damages. Following orders on motions to dismiss, the remaining claims concern two transactions entered into between the Corporation and Parmalat. The plaintiffs filed a motion for class certification on September 21, 2006, which remains pending. On July 24, 2007, the District Court granted the Corporation’s motion to dismiss the claims of foreign purchaser plaintiffs for lack of subject matter jurisdiction.

On October 7, 2004, Enrico Bondi filed an action in the U.S. District Court for the Western District of North Carolina on behalf of Parmalat and its shareholders and creditors against the Corporation and various related entities, entitled Dr. Enrico Bondi, Extraordinary Commissioner of Parmalat Finanziaria, S.p.A., et al. v. Bank of America Corporation, et al. (the Bondi Action). The complaint alleged federal and state RICO claims and various state law claims, including fraud. The complaint seeks damages in excess of $10 billion. The Bondi Action was transferred to the U.S. District Court for the Southern District of New York for coordinated pre-trial purposes with putative class actions and other related cases against non-Bank of America defendants under the caption In re Parmalat Securities Litigation. Following orders on motions to dismiss, the remaining claims are federal and state RICO claims, a breach of fiduciary duty claim, and other state law claims with respect to three transactions entered into between the Corporation and Parmalat. The Corporation filed an answer and counterclaims (the Counterclaims) seeking damages. The District Court granted in part a motion to dismiss certain of the Counterclaims, leaving intact the counterclaims for fraud, negligent misrepresentation and civil conspiracy against Parmalat S.p.A., Parmalat Finanziaria S.p.A. and Parmalat Netherlands, B.V., as well as a claim for securities fraud against Parmalat S.p.A. and Parmalat Finanziaria S.p.A.

Certain purchasers of Parmalat-related private placement offerings have filed complaints against the Corporation and various related entities in the following actions: Principal Global Investors, LLC, et al. v. Bank of America Corporation, et al. in the U.S. District Court for the Southern District of Iowa; Monumental Life Insurance Company, et al. v. Bank of America Corporation, et al. in the U.S. District Court for the Northern District of Iowa; Prudential Insurance Company of America and Hartford Life Insurance Company v. Bank of America Corporation, et al. in the U.S. District Court for the Northern District of Illinois; Allstate Life Insurance Company v. Bank of America Corporation, et al. in the U.S. District Court for the Northern District of Illinois; Hartford Life Insurance v. Bank of America Corporation, et al. in the U.S. District Court for the Southern District of New York; and John Hancock Life Insurance Company, et al. v. Bank of America Corporation et al. in the U.S. District Court for the District of Massachusetts. The actions variously allege violations of federal and state securities law and state common law, and seek rescission and unspecified damages based upon the Corporation’s and related entities’ alleged roles in certain private placement offerings issued by Parmalat-related companies. All cases have been transferred to the U.S. District Court for the Southern District of New York for coordinated pre-trial purposes with the In re Parmalat Securities Litigation matter. The plaintiffs seek rescission and unspecified damages resulting from alleged purchases of approximately $305 million in private placement instruments.

Pension Plan Matters

The Corporation is a defendant in a putative class action entitled William L. Pender, et al. v. Bank of America Corporation, et al. (formerly captioned Anita Pothier, et al. v. Bank of America Corporation, et al.), which is pending in the U.S. District Court for the Western District of North Carolina. The action is brought on behalf of participants in or beneficiaries of The Bank of America Pension Plan (formerly known as the NationsBank Cash Balance Plan) and The Bank of America 401(k) Plan (formerly known as the NationsBank 401(k) Plan). The Corporation, BANA, The Bank of America Pension Plan, The Bank of America 401(k) Plan, the Bank of America Corporation Corporate Benefits Committee and various members thereof, and PricewaterhouseCoopers LLP are defendants. The complaint alleges violations of ERISA, including that the design of The Bank of America Pension Plan violated ERISA’s defined benefit pension plan standards and that such plan’s definition of normal retirement age is invalid. In addition, the complaint alleges age discrimination by The Bank of America Pension Plan, unlawful lump sum benefit calculation, violation of ERISA’s “anti-backloading” rule, that certain voluntary transfers of assets by participants in The Bank of America 401(k) Plan to The Bank of America Pension Plan violated ERISA, and other related claims. The complaint alleges that plan participants are entitled to greater benefits and seeks declaratory relief, monetary relief in an unspecified amount, equitable relief, including an order reforming The Bank of America Pension Plan, attorneys’ fees and interest. On December 1, 2005, the plaintiffs moved to certify classes consisting of, among others, (i) all persons who accrued or who are currently accruing benefits under The Bank of America Pension Plan and (ii) all persons who elected to have amounts representing their account balances under The Bank of America 401(k) Plan transferred to The Bank of America Pension Plan. That motion, and a motion to dismiss the complaint, are pending.

124	Bank of America 2007

The IRS is conducting an audit of the 1998 and 1999 tax returns of The Bank of America Pension Plan and The Bank of America 401(k) Plan. This audit includes a review of voluntary transfers by participants of 401(k) Plan assets to The Bank of America Pension Plan and whether such transfers were in accordance with applicable law. The Corporation has received Technical Advice Memoranda from the National Office of the IRS that (i) concluded that the voluntary transfers violated the anti-cutback rule of Section 411(d)(6) of the Internal Revenue Code and (ii) denied the Corporation’s request that the conclusion reached be applied prospectively only. The Corporation continues to participate in administrative proceedings with the IRS regarding issues raised in the audit.

On September 29, 2004, a class action, now entitled Donna C. Richards v. FleetBoston Financial Corp., the FleetBoston Financial Pension Plan and Bank of America Corporation, was filed in the U.S. District Court for the District of Connecticut on behalf of certain former and current Fleet employees. Plaintiffs allege that FleetBoston or its predecessor violated ERISA by amending the Fleet Financial Group, Inc. Pension Plan (a predecessor to the FleetBoston Financial Pension Plan) to add a cash balance benefit formula without notifying participants that the amendment reduced their plan benefits, by reducing the rate of benefit accruals on account of age, and by failing to inform participants of the correct amount of their pensions and related claims. In September 2007, the Corporation and the other named defendants agreed in principle with class counsel to settle all claims brought on behalf of the class. The agreement is subject to the execution of a definitive settlement agreement and court approval.

Note 14 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The Corporation repurchased approximately 73.7 million shares of common stock in 2007 which more than offset the 53.5 million shares issued under employee stock plans. The Corporation may repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. The Corporation expects to continue to repurchase a number of shares of common stock comparable to any shares issued under the Corporation’s employee stock plans.

Effective for the third quarter dividend, the Board increased the quarterly cash dividend on common stock 14 percent from $0.56 to $0.64 per share. In October 2007, the Board declared a fourth quarter cash dividend, which was paid on December 28, 2007 to common shareholders of record on December 7, 2007.

Preferred Stock

In January 2008, the Corporation issued 240 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K (Series K Preferred Stock) with a par value of $0.01 per share for $6.0 billion. The fixed rate is 8.00 percent through January 29, 2018 and then adjusts to three-month LIBOR plus 363 bps thereafter. Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of Series K Preferred Stock, paying a semiannual cash dividend through January 29, 2018 then adjusts to a quarterly cash dividend, on the liquidation preference of $25,000 per share of Series K Preferred Stock.

Also in January 2008, the Corporation issued 6.9 million shares of Bank of America Corporation 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L (Series L Preferred Stock) with a par value of $0.01 per share for $6.9 billion, paying a quarterly cash dividend on the liquidation preference of $1,000 per share of Series L Preferred Stock at an annual rate of 7.25 percent. Each share of the Series L Preferred Stock may be converted at any time, at the option of the holder, into 20 shares of the Corporation’s common stock plus cash in lieu of fractional shares. On or after January 30, 2013, the Corporation may cause some or all of the Series L Preferred Stock, at its option, at any time or from time to time, to be converted into shares of common stock at the then-applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of the Series L Preferred Stock. If the Corporation exercises its right to cause the automatic conversion of Series L Preferred Stock on January 30, 2013, it will still pay any accrued dividends payable on January 30, 2013 to the applicable holders of record.

In November and December 2007, the Corporation issued 41 thousand shares of Bank of America Corporation 7.25% Non-Cumulative Preferred Stock, Series J (Series J Preferred Stock) with a par value of $0.01 per share for $1.0 billion. Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of Series J Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series J Preferred Stock at an annual rate of 7.25 percent. On any dividend date on or after November 1, 2012, the Corporation may redeem Series J Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends.

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

In November 2006, the Corporation issued 81 thousand shares, or $2.0 billion, of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) with a par value of $0.01 per share. Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series E Preferred Stock at an annual rate equal to the greater of (a) three-month LIBOR plus 0.35 percent and (b) 4.00 percent, payable quarterly in arrears. On any dividend date on or after November 15, 2011, the Corporation may redeem Series E Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends.

In September 2006, the Corporation issued 33 thousand shares, or $825 million, of Bank of America Corporation 6.204% Non-Cumulative Preferred Stock, Series D (Series D Preferred Stock) with a par value of $0.01 per share. Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of Series D Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series D Preferred Stock at an annual rate of 6.204 percent. On any dividend date on or after September 14, 2011, the Corporation may redeem Series D Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus accrued and unpaid dividends.

The shares of the series of preferred stock discussed above are not subject to the operations of a sinking fund and have no participation rights. With the exception of the Series L Preferred Stock, the shares of the series of preferred stock discussed above are not convertible. The

Bank of America 2007	125

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

On July 14, 2006, the Corporation redeemed its 6.75% Perpetual Preferred Stock with a stated value of $250 per share. The 382 thousand shares, or $96 million, outstanding of preferred stock were redeemed at the stated value of $250 per share, plus accrued and unpaid dividends.

On July 3, 2006, the Corporation redeemed its Fixed/Adjustable Rate Cumulative Preferred Stock with a stated value of $250 per share. The 700 thousand shares, or $175 million, outstanding of preferred stock were redeemed at the stated value of $250 per share, plus accrued and unpaid dividends.

In addition to the preferred stock described above, the Corporation had eight thousand shares, or $1 million, outstanding of the 7% Cumulative Redeemable Preferred Stock with a stated value of $100 per share paying dividends quarterly at an annual rate of 7.00 percent.

All preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of preferred stock have no voting rights.

Accumulated OCI

The following table presents the changes in accumulated OCI for 2007, 2006 and 2005, net-of-tax.

(Dollars in millions)	Securities (1, 2)	Derivatives (3)	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI (4)	9,416	(1,252)	4	142	8,310
Net realized (gains) losses reclassified into earnings (5)	(147)	547	123	7	530
Balance, December 31, 2007	$6,536	$(4,402)	$(1,301)	$296	$1,129
Balance, December 31, 2005	$(2,978)	$(4,338)	$(118)	$(122)	$(7,556)
Net change in fair value recorded in accumulated OCI (6)	465	534	(1,310)	219	(92)
Net realized (gains) losses reclassified into earnings (5)	(220)	107	–	50	(63)
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Balance, December 31, 2004	$(197)	$(2,279)	$(134)	$(154)	$(2,764)
Net change in fair value recorded in accumulated OCI	(1,907)	(2,225)	16	32	(4,084)
Net realized (gains) losses reclassified into earnings (5)	(874)	166	–	–	(708)
Balance, December 31, 2005	$(2,978)	$(4,338)	$(118)	$(122)	$(7,556)
(1)

In 2007, 2006 and 2005, the Corporation reclassified net realized (gains) losses into earnings on the sales and impairments of AFS debt securities of $137 million, $279 million and $(683) million, net-of-tax, respectively, and (gains) losses on the sales of AFS marketable equity securities of $(284) million, $(499) million, and $(191) million, net-of-tax, respectively.

(2)

Accumulated OCI includes fair value losses of $15 million and gains of $135 million, net-of-tax, on certain retained interests in the Corporation’s securitization transactions that were included in other assets at December 31, 2007 and 2006.

(3)	The amounts included in accumulated OCI for terminated derivative contracts were losses of $3.8 billion, $3.2 billion and $2.5 billion, net-of-tax, at December 31, 2007, 2006 and 2005, respectively.
(4)	Securities include the fair value adjustment of $8.4 billion, net-of-tax, related to the Corporation’s investment in CCB.
(5)

Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes (gains) losses on AFS debt and marketable equity securities and impairments. These amounts are reclassified into earnings upon sale of the related security.

(6)	Employee benefit plans include the accumulated adjustment to initially apply SFAS 158 of $(1.3) billion.

Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for 2007, 2006 and 2005 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for a discussion on the calculation of earnings per common share.

(Dollars in millions, except per share information; shares in thousands)	2007	2006	2005
Earnings per common share
Net income	$14,982	$21,133	$16,465
Preferred stock dividends	(182)	(22)	(18)
Net income available to common shareholders	$14,800	$21,111	$16,447
Average common shares issued and outstanding	4,423,579	4,526,637	4,008,688
Earnings per common share	$3.35	$4.66	$4.10
Diluted earnings per common share
Net income available to common shareholders	$14,800	$21,111	$16,447
Average common shares issued and outstanding	4,423,579	4,526,637	4,008,688
Dilutive potential common shares (1, 2)	56,675	69,259	59,452
Total diluted average common shares issued and outstanding	4,480,254	4,595,896	4,068,140
Diluted earnings per common share	$3.30	$4.59	$4.04
(1)

For 2007, 2006 and 2005, average options to purchase 28 million, 355 thousand and 39 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

126	Bank of America 2007

Note 15 – Regulatory Requirements and Restrictions

The Board of Governors of the Federal Reserve System (FRB) requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balances required by the FRB were $5.7 billion and $5.6 billion for 2007 and 2006. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the FRB amounted to $49 million and $27 million for 2007 and 2006.

The primary source of funds for cash distributions by the Corporation to its shareholders are dividends received from its banking subsidiaries Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A. In 2007, Bank of America Corporation received $15.4 billion in dividends from its banking subsidiaries. In 2008, Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A. can declare and pay dividends to Bank of America Corporation of $4.6 billion, $1.6 billion, and $155 million plus an additional amount equal to their net profits for 2008, as defined by statute, up to the date of any such dividend declaration. The other subsidiary national banks can initiate aggregate dividend payments in 2008 of $338 million plus an additional amount equal to their net profits for 2008, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the Office of the Comptroller of the Currency (OCC) is the subsidiary bank’s net profits for that year combined with its net retained profits, as defined, for the preceding two years.

The FRB, the OCC and the Federal Deposit Insurance Corporation (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2007, the Corporation, Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A. were classified as “well-capitalized” under this regulatory framework. At December 31, 2006, the Corporation, Bank of America N.A., and FIA Card Services, N.A. were also classified as “well-capitalized.” There have been no conditions or events since December 31, 2007 that management believes have changed the Corporation’s, Bank of America, N.A.’s, FIA Card Services, N.A.’s, and LaSalle Bank, N.A.’s capital classifications.

The regulatory capital guidelines measure capital in relation to the credit and market risks of both off- and on-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders’ equity, Trust Securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. Tier 3 Capital can only be used to satisfy the Corporation’s market risk capital requirement and may not be used to support its credit risk requirement. At December 31, 2007 and

2006, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

Certain corporate sponsored trust companies which issue Trust Securities are not consolidated under FIN 46R. As a result, the Trust Securities are not included on the Corporation’s Consolidated Balance Sheet. On March 1, 2005, the FRB issued Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital (the Final Rule) which allows Trust Securities to continue to qualify as Tier 1 Capital with revised quantitative limits that would be effective after a five-year transition period. As a result, Trust Securities are included in Tier 1 Capital.

The FRB’s Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. At December 31, 2007, the Corporation’s restricted core capital elements comprised 20.3 percent of total core capital elements. The Corporation expects to be fully compliant with the revised limits prior to the implementation date of March 31, 2009.

To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 Leverage ratio of three percent and are not subject to a FRB directive to maintain higher capital levels. National banks must maintain a Tier 1 Leverage ratio of at least five percent to be classified as “well-capitalized.”

Net unrealized gains (losses) on AFS debt securities, net unrealized gains on AFS marketable equity securities, net unrealized gains (losses) on derivatives, and employee benefit plan adjustments in shareholders’ equity at December 31, 2007 and 2006, are excluded from the calculations of Tier 1 Capital and Leverage ratios. The Total Capital ratio excludes all of the above with the exception of up to 45 percent of net unrealized pre-tax gains on AFS marketable equity securities.

Regulatory Capital Developments

In June 2004, Basel II was published with the intent of more closely aligning regulatory capital requirements with underlying risks. Similar to economic capital measures, Basel II seeks to address credit risk, market risk, and operational risk. On December 7, 2007, U.S. regulatory agencies published the final Basel II rules (Basel II Rules) providing detailed capital requirements for credit and operational risk under Pillar 1, supervisory requirements under Pillar 2 and disclosure requirements under Pillar 3. The Corporation is still awaiting final rules for market risk requirements under Basel II.

The Basel II Rules’ effective date is April 1, 2008, which allows U.S. financial institutions to begin parallel reporting as early as 2008. The Corporation continues execution efforts to ensure preparedness with all Basel II requirements. The goal is to achieve full compliance by the end of the three-year implementation period in 2011. Further, internationally Basel II was implemented in several countries during the second half of 2007, while others will begin implementation in 2008 and 2009.

Bank of America 2007	127

Regulatory Capital

	December 31
	2007			2006
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)
Risk-based capital
Tier 1
Bank of America Corporation	6.87%	$83,372	$48,516	8.64%	$91,064	$42,181
Bank of America, N.A.	8.23	75,395	36,661	8.89	76,174	34,264
FIA Card Services, N.A.	14.29	21,625	6,053	14.08	19,562	5,558
LaSalle Bank, N.A. (2)	9.91	6,838	2,759	–	–	–
Total
Bank of America Corporation	11.02	133,720	97,032	11.88	125,226	84,363
Bank of America, N.A.	11.01	100,891	73,322	11.19	95,867	68,529
FIA Card Services, N.A.	16.82	25,453	12,105	17.02	23,648	11,117
LaSalle Bank, N.A. (2)	11.02	7,605	5,518	–	–	–
Tier 1 Leverage
Bank of America Corporation	5.04	83,372	49,595	6.36	91,064	42,935
Bank of America, N.A.	5.94	75,395	38,092	6.63	76,174	34,487
FIA Card Services, N.A.	16.37	21,625	3,963	16.88	19,562	3,478
LaSalle Bank, N.A. (2)	9.21	6,838	2,226	–	–	–
(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)	LaSalle Bank, N.A. is presented for periods subsequent to October 1, 2007.

Note 16 – Employee Benefit Plans

Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees. The plans provide defined benefits based on an employee’s compensation and years of service. The Bank of America Pension Plan (the Pension Plan) provides participants with compensation credits, generally based on years of service. For account balances based on compensation credits prior to January 1, 2008, the Pension Plan allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. Participants may elect to modify earnings measure allocations on a periodic basis subject to the provisions of the Pension Plan. For account balances based on compensation credits subsequent to December 31, 2007, the account balance earnings rate is based on a benchmark rate. For eligible employees in the Pension Plan on or after January 1, 2008, the benefits become vested upon completion of three years of service. It is the policy of the Corporation to fund not less than the minimum funding amount required by ERISA.

The Pension Plan has a balance guarantee feature for account balances with participant-selected earnings, applied at the time a benefit payment is made from the plan that protects participant balances transferred and certain compensation credits from future market downturns. The Corporation is responsible for funding any shortfall on the guarantee feature.

As a result of recent mergers, the Corporation assumed the obligations related to the pension plans of former FleetBoston, MBNA, U.S. Trust Corporation and LaSalle. These plans together with the Pension Plan, are referred to as the Qualified Pension Plans. The Bank of America Pension Plan for Legacy Fleet (the FleetBoston Pension Plan) and the Bank of America Pension Plan for Legacy U.S. Trust Corporation (the U.S. Trust Pension Plan) are substantially similar to the Pension Plan discussed above; however, these plans do not allow participants to select various earnings measures; rather the earnings rate is based on a benchmark rate; in addition, both plans include participants with benefits determined under formulas based on average or career compensation and years of service rather than by reference to a pension account. The Bank of America Pension Plan for Legacy MBNA (the MBNA Pension Plan) and The Bank of America Pension Plan for Legacy LaSalle (the LaSalle Pension Plan) provide retirement benefits based on the number of years of benefit service and a percentage of the participant’s average annual compensation during the five highest paid consecutive years of their last ten years of employment.

The Corporation sponsors a number of noncontributory, nonqualified pension plans (the Nonqualified Pension Plans). As a result of mergers, the Corporation assumed the obligations related to the noncontributory, nonqualified pension plans of former FleetBoston, MBNA, U.S. Trust Corporation, and LaSalle. These plans, which are unfunded, provide defined pension benefits to certain employees.

In addition to retirement pension benefits, full-time, salaried employees and certain part-time employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corporation. Based on the other provisions of the individual plans, certain retirees may also have the cost of these benefits partially paid by the Corporation. The obligations assumed as a result of the mergers are substantially similar to the Corporation’s Postretirement Health and Life Plans.

The tables within this Note include the information related to the MBNA plans described above beginning January 1, 2006, the U.S. Trust Corporation plans beginning July 1, 2007 and the LaSalle plans beginning October 1, 2007.

On December 31, 2006, the Corporation adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated OCI. SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of accumulated OCI. These amounts were previously netted against the plans’ funded status in the Corporation’s Consolidated Balance Sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that

128	Bank of America 2007

are not initially recognized as a component of net periodic benefit cost will be recognized as a component of accumulated OCI. Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.

The incremental effects of adopting the provisions of SFAS 158 on the Corporation’s Consolidated Balance Sheet at December 31, 2006 are presented in the table below. The adoption of SFAS 158 had no effect on the Corporation’s Consolidated Statement of Income for 2006, or for any year presented.

The table on page 130 summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2007 and 2006. Amounts recognized at December 31, 2007 and 2006 are reflected in other assets, and accrued expenses and other liabilities on the Consolidated Balance Sheet. The discount rate assumption is based on a cash flow matching technique and is subject to change each year. This technique utilizes a yield curve based upon Aa-rated corporate bonds with cash flows that match estimated benefit payments to produce the discount rate assumption. For the Qualified Pension Plans, the Nonqualified Pension Plans and the Postretirement Health and Life Plans, the discount rate at December 31, 2007, was 6.00 percent. For both the Qualified Pension Plans and the Postretirement Health and Life Plans, the expected long-term return on plan assets is 8.00 percent for 2008. The expected return on plan assets is determined using the calculated market-related value for the Qualified Pension Plans and the fair value for the Postretirement Health and Life Plans. The asset valuation method for the Qualified Pension Plans recognizes 60 percent of the market gains or losses in the first year, with the remaining 40 percent spread equally over the next four years.

(Dollars in millions)	December 31, 2006 Balance Sheet Before Application of SFAS 158	SFAS 158 Adoption Adjustments	December 31, 2006 Balance Sheet After Application of SFAS 158
Other assets (1)	$121,649	$(1,966)	$119,683
Total assets	1,461,703	(1,966)	1,459,737
Accrued expenses and other liabilities (2)	42,790	(658)	42,132
Total liabilities	1,325,123	(658)	1,324,465
Accumulated OCI (3)	(6,403)	(1,308)	(7,711)
Total shareholders’ equity	136,580	(1,308)	135,272
Total liabilities and shareholders’ equity	1,461,703	(1,966)	1,459,737
(1)	Amounts represent adjustments to plans in an asset position of $(2.0) billion.
(2)

Adjustments to plans in a liability position of $301 million, the reversal of the additional minimum liability adjustment of $(190) million and an adjustment to deferred tax liabilities of $(769) million.

(3)	Includes employee benefit plan adjustments of $(1.4) billion, net-of-tax, and the reversal of the additional minimum liability adjustment of $120 million, net-of-tax.

Bank of America 2007	129

	Qualified Pension Plans (1)		Nonqualified Pension Plans (1)		Postretirement Health and Life Plans (1)
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Change in fair value of plan assets
Fair value, January 1	$16,793	$13,097	$–	$1	$90	$126
MBNA balance, January 1, 2006	–	555	–	–	–	–
U.S. Trust Corporation balance, July 1, 2007	437	–	–	–	–	–
LaSalle balance, October 1, 2007	1,400	–	–	–	85	–
Actual return on plan assets	1,043	1,829	–	–	7	15
Company contributions (2)	–	2,200	159	321	84	52
Plan participant contributions	–	–	–	–	109	98
Benefits paid	(953)	(888)	(157)	(322)	(225)	(213)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	15	12
Fair value, December 31	$18,720	$16,793	$2	$–	$165	$90
Change in projected benefit obligation
Projected benefit obligation, January 1	$12,680	$11,690	$1,345	$1,108	$1,549	$1,420
MBNA balance, January 1, 2006	–	695	–	486	–	278
U.S. Trust Corporation balance, July 1, 2007	363	–	6	–	9	–
LaSalle balance, October 1, 2007	1,133	–	108	–	120	–
Service cost	316	306	9	13	16	13
Interest cost	761	676	71	78	84	86
Plan participant contributions	–	–	–	–	109	98
Plan amendments	3	33	(1)	–	–	–
Actuarial (gains) losses	(103)	168	(74)	(18)	(101)	(145)
Benefits paid	(953)	(888)	(157)	(322)	(225)	(213)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	15	12
Projected benefit obligation, December 31	$14,200	$12,680	$1,307	$1,345	$1,576	$1,549
Amount recognized, December 31	$4,520	$4,113	$(1,305)	$(1,345)	$(1,411)	$(1,459)
Funded status, December 31
Accumulated benefit obligation	$13,540	$12,151	$1,284	$1,345	n/a	n/a
Overfunded (unfunded) status of ABO	5,180	4,642	(1,282)	(1,345)	n/a	n/a
Provision for future salaries	660	529	23	–	n/a	n/a
Projected benefit obligation	14,200	12,680	1,307	1,345	$1,576	$1,549
Weighted average assumptions, December 31
Discount rate	6.00%	5.75%	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00	8.00	n/a	n/a	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
(1)	The measurement date for the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
(2)

The Corporation’s best estimate of its contributions to be made to the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans in 2008 is $0, $105 and $101 million.

n/a = not applicable

Amounts recognized in the Consolidated Financial Statements at December 31, 2007 and 2006 were as follows:

	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Other assets	$4,520	$4,113	$–	$–	$–	$–
Accrued expenses and other liabilities	–	–	(1,305)	(1,345)	(1,411)	(1,459)
Net amount recognized at December 31	$4,520	$4,113	$(1,305)	$(1,345)	$(1,411)	$(1,459)

130	Bank of America 2007

Net periodic benefit cost (income) for 2007, 2006 and 2005 included the following components:

	Qualified Pension Plans			Nonqualified Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost (income)
Service cost	$316	$306	$261	$9	$13	$11	$16	$13	$11
Interest cost	761	676	643	71	78	61	84	86	78
Expected return on plan assets	(1,312)	(1,034)	(983)	–	–	–	(8)	(10)	(14)
Amortization of transition obligation	–	–	–	–	–	–	32	31	31
Amortization of prior service cost (credits)	47	41	44	(7)	(8)	(8)	–	–	–
Recognized net actuarial (gain) loss	156	229	182	17	20	24	(60)	12	80
Recognized loss (gain) due to settlements and curtailments	–	–	–	14	–	9	(2)	–	–
Net periodic benefit cost (income)	$(32)	$218	$147	$104	$103	$97	$62	$132	$186
Weighted average assumptions used to determine net cost for years ended December 31
Discount rate (1)	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00	8.00	8.50	n/a	n/a	n/a	8.00	8.00	8.50
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00	n/a	n/a	n/a
(1)	In connection with the U.S. Trust Corporation and LaSalle mergers, those plans were remeasured on July 1, 2007 and October 1, 2007, using a discount rate of 6.15 percent and 6.50 percent.

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

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health Care Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health Care Plans was 9.0 percent for 2008, reducing in steps to 5.0 percent in 2013 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $5 million and $64 million in 2007, and $3 million and $51 million in both 2006 and 2005. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs and the benefit obligation by $4 million and $54 million in 2007, $3 million and $44 million in 2006, and $3 million and $43 million in 2005.

Pre-tax amounts included in accumulated OCI at December 31, 2007 and 2006 were as follows:

	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Net actuarial (gain) loss	$1,776	$1,765	$119	$224	$(106)	$(68)	$1,789	$1,921
Transition obligation	–	–	–	–	157	189	157	189
Prior service cost (credits)	157	201	(38)	(44)	–	–	119	157
Amounts recognized in accumulated OCI	$1,933	$1,966	$81	$180	$51	$121	$2,065	$2,267

Bank of America 2007	131

Pre-tax amounts recognized in OCI for 2007 included the following components:

	Qualified Pension Plans	Nonqualified Pension Plans	Postretirement Health and Life Plans	Total
(Dollars in millions)
Other changes in plan assets and benefit obligations recognized in OCI
Settlements and curtailments	$–	$(14)	$2	$(12)
Current year actuarial (gain) loss	167	(74)	(100)	(7)
Amortization of actuarial gain (loss)	(156)	(17)	60	(113)
Current year prior service (credit) cost	3	(1)	–	2
Amortization of prior service credit (cost)	(47)	7	–	(40)
Amortization of transition asset (obligation)	–	–	(32)	(32)
Total recognized in OCI	$(33)	$(99)	$(70)	$(202)

The estimated net actuarial (gain) loss and prior service cost (credit) for the Qualified Pension Plans that will be amortized from accumulated OCI into net periodic benefit cost (income) during 2008 are pre-tax amounts of $64 million and $47 million. The estimated net actuarial (gain) loss and prior service cost (credit) for the Nonqualified Pension Plans that will be amortized from accumulated OCI into net periodic benefit cost (income) during 2008 are pre-tax amounts of $11 million and $(8) million. The estimated net actuarial (gain) loss and transition obligation for the Postretirement Health and Life Plans that will be amortized from accumulated OCI into net periodic benefit cost (income) during 2008 are pre-tax amounts of $(32) million and $31 million.

Plan Assets

The Qualified Pension Plans have been established as retirement vehicles for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plans. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long-term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/reward profile of the assets. Asset allocation ranges are established, periodically reviewed, and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected earnings measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who selected to receive an earnings measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2008.

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

The Qualified Pension Plans’ and Postretirement Health and Life Plans’ asset allocations at December 31, 2007 and 2006 and target allocations for 2008 by asset category are presented in the table below.

Equity securities for the Qualified Pension Plans include common stock of the Corporation in the amounts of $667 million (3.56 percent of total plan assets) and $882 million (5.25 percent of total plan assets) at December 31, 2007 and 2006.

The Bank of America, MBNA, U.S. Trust Corporation, and LaSalle Postretirement Health and Life Plans had no investment in the common stock of the Corporation at December 31, 2007 or 2006. The FleetBoston Postretirement Health and Life Plans included common stock of the Corporation in the amount of $0.3 million (0.20 percent of total plan assets) and $0.4 million (0.46 percent of total plan assets) at December 31, 2007 and 2006.

Asset Category

	Qualified Pension Plans			Postretirement Health and Life Plans
	2008 Target Allocation	Percentage of Plan Assets at December 31		2008 Target Allocation	Percentage of Plan Assets at December 31
		2007	2006		2007	2006
Equity securities	60 – 80%	70%	68%	50 – 75%	67%	61%
Debt securities	20 – 40	27	30	25 – 45	30	36
Real estate	0 – 5	3	2	0 – 5	3	3
Total		100%	100%		100%	100%

132	Bank of America 2007

Projected Benefit Payments

Benefit payments projected to be made from the Qualified Pension Plans, the Nonqualified Pension Plans and the Postretirement Health and Life Plans are as follows:

(Dollars in millions)	Qualified Pension Plans (1)	Nonqualified Pension Plans (2)	Postretirement Health and Life Plans
			Net Payments (3)	Medicare Subsidy
2008	$1,057	$105	$150	$(15)
2009	1,068	104	150	(15)
2010	1,059	103	152	(16)
2011	1,110	105	153	(16)
2012	1,105	103	152	(17)
2013 – 2017	5,324	479	735	(82)
(1)	Benefit payments expected to be made from the plans’ assets.
(2)	Benefit payments expected to be made from the Corporation’s assets.
(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Defined Contribution Plans

The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans.

The Corporation contributed approximately $420 million, $328 million and $274 million for 2007, 2006 and 2005, in cash, respectively. At December 31, 2007 and 2006, an aggregate of 93 million shares and 99 million shares of the Corporation’s common stock were held by the 401(k) Plans. Payments to the 401(k) plans for dividends on common stock were $228 million, $216 million and $207 million during 2007, 2006 and 2005, respectively.

In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

Note 17 – Stock-Based Compensation Plans

On January 1, 2006, the Corporation adopted SFAS 123R under the modified-prospective application.

The compensation cost recognized in income for the plans described below was $1.2 billion, $1.0 billion and $805 million in 2007, 2006 and 2005, respectively. The related income tax benefit recognized in income was $438 million, $382 million and $294 million for 2007, 2006 and 2005, respectively.

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

Prior to the adoption of SFAS 123R, the Corporation presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Corporation classified $254 million and $477 million in excess tax benefits as a financing cash inflow for 2007 and 2006.

Prior to January 1, 2006, the Corporation estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. On January 1, 2006, the Corporation began using a lattice option-pricing model to estimate the grant date fair value of stock options granted. The following table presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the lattice option-pricing model for 2007 and 2006. Lattice option-pricing models incorporate ranges of assumptions for inputs and those ranges are disclosed in the table below. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from traded stock options on the Corporation’s common stock, historical volatility of the Corporation’s common stock, and other factors. The Corporation uses historical data to estimate stock option exercise and employee termination within the model. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The table below also includes the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for 2005. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

	2007	2006	2005
Risk-free interest rate	4.72 – 5.16%	4.59 – 4.70%	3.94%
Dividend yield	4.40	4.50	4.60
Expected volatility	16.00 – 27.00	17.00 – 27.00	20.53
Weighted average volatility	19.70	20.30	n/a
Expected lives (years)	6.5	6.5	6

n/a = not applicable

The Corporation has equity compensation plans that were approved by its shareholders. These plans are the Key Employee Stock Plan and the Key Associate Stock Plan. Descriptions of the material features of these plans follow.

Bank of America 2007	133

Key Employee Stock Plan

The Key Employee Stock Plan, as amended and restated, provided for different types of awards. These include stock options, restricted stock shares and restricted stock units. Under the Plan, ten-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002, to certain employees at the closing market price on the respective grant dates. Options granted under the Plan generally vest in three or four equal annual installments. At December 31, 2007, approximately 57 million options were outstanding under this Plan. No further awards may be granted.

Key Associate Stock Plan

On April 24, 2002, the shareholders approved the Key Associate Stock Plan to be effective January 1, 2003. This approval authorized and reserved 200 million shares for grant in addition to the remaining amount under the Key Employee Stock Plan as of December 31, 2002, which was approximately 34 million shares plus any shares covered by awards under the Key Employee Stock Plan that terminate, expire, lapse or are cancelled after December 31, 2002. Upon the FleetBoston merger, the shareholders authorized an additional 102 million shares and on April 26, 2006, the shareholders authorized an additional 180 million shares for grant under the Key Associate Stock Plan. At December 31, 2007, approximately 151 million options were outstanding under this plan. Approximately 18 million shares of restricted stock and restricted stock units were granted in 2007. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date.

The following table presents the status of all option plans at December 31, 2007, and changes during 2007:

Employee stock options

	December 31, 2007
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	245,073,170	$36.89
Granted	34,253,805	53.83
Exercised	(45,434,338)	35.56
Forfeited	(5,232,588)	46.09
Outstanding at December 31, 2007 (1)	228,660,049	39.49
Options exercisable at December 31, 2007	168,956,467	35.86
Options vested and expected to vest (2)	227,941,654	39.45
(1)	Includes 57 million options under the Key Employee Stock Plan, 151 million options under the Key Associate Stock Plan and 20 million options to employees of predecessor companies assumed in mergers.
(2)	Includes vested shares and nonvested shares after a forfeiture rate is applied.

At December 31, 2007, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest was $1.1 billion. The weighted average remaining contractual term of options outstanding was 5.6 years, of options exercisable was 4.6 years, and of options vested and expected to vest was 5.6 years at December 31, 2007.

The weighted average grant-date fair value of options granted in 2007, 2006 and 2005 was $8.44, $6.90 and $6.48, respectively. The total intrinsic value of options exercised in 2007 was $717 million.

The following table presents the status of the restricted stock/unit awards at December 31, 2007, and changes during 2007:

Restricted stock/unit awards

	December 31, 2007
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	31,589,342	$43.85
Granted	18,213,053	53.82
Vested	(15,499,957)	44.53
Cancelled	(2,480,714)	49.26
Outstanding at December 31, 2007	31,821,724	48.80

At December 31, 2007, there was $696 million of total unrecognized compensation cost related to share-based compensation arrangements for all awards that is expected to be recognized over a weighted average period of 0.93 years. The total fair value of restricted stock vested in 2007 was $810 million.

134	Bank of America 2007

Note 18 – Income Taxes

The components of income tax expense for 2007, 2006 and 2005 were as follows:

(Dollars in millions)	2007	2006	2005
Current income tax expense
Federal	$5,210	$7,398	$5,229
State	681	796	676
Foreign	804	796	415
Total current expense	6,695	8,990	6,320
Deferred income tax expense (benefit)
Federal	(710)	1,807	1,577
State	(18)	45	85
Foreign	(25)	(2)	33
Total deferred expense (benefit)	(753)	1,850	1,695
Total income tax expense (1)	$5,942	$10,840	$8,015
(1)

Does not reflect the deferred tax effects of unrealized gains and losses on AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives, and employee benefit plan adjustments that are included in accumulated OCI. As a result of these tax effects, accumulated OCI decreased $5.0 billion in 2007 and increased $378 million and $2.9 billion in 2006 and 2005, respectively. Also, does not reflect tax benefits associated with the Corporation’s employee stock plans which increased common stock and additional paid-in capital $251 million, $674 million and $416 million in 2007, 2006 and 2005, respectively. Goodwill was reduced $47 million, $195 million and $22 million in 2007, 2006 and 2005, respectively, reflecting certain tax benefits attributable to exercises of employee stock options issued by MBNA and FleetBoston which had vested prior to the merger dates.

Income tax expense for 2007, 2006 and 2005 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent to the Corporation’s actual income tax expense and resulting effective tax rate for 2007, 2006 and 2005 are presented in the following table.

As a result of the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA) and the American Jobs Creation Act of 2004 (the AJCA), the Corporation’s non-U.S. based commercial aircraft leasing business no longer qualified for a reduced U.S. tax rate. Accounting for the change in law resulted in the discrete recognition of a $175 million charge to income tax expense during 2006. However, the AJCA modified the anti-deferral provisions associated with the active leasing of aircraft operated predominantly outside the U.S. The restructuring of the Corporation’s non-U.S. based commercial aircraft leasing business in compliance with the provisions of the AJCA resulted in a one-time income tax benefit of $221 million in 2007.

	2007		2006		2005
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected federal income tax expense	$7,323	35.0%	$11,191	35.0%	$8,568	35.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income, including dividends	(683)	(3.3)	(630)	(2.0)	(605)	(2.5)
Low income housing credits/other credits	(590)	(2.8)	(537)	(1.7)	(423)	(1.7)
Foreign tax differential	(485)	(2.3)	(291)	(0.9)	(99)	(0.4)
State tax expense, net of federal benefit	431	2.1	547	1.7	495	2.0
Non-U.S. leasing – TIPRA/AJCA	(221)	(1.1)	175	0.5	–	–
Other	167	0.8	385	1.3	79	0.3
Total income tax expense	$5,942	28.4%	$10,840	33.9%	$8,015	32.7%

The Corporation adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. As a result of the adoption of FIN 48, the Corporation recognized a $198 million increase in the UTB balance, reducing retained earnings by $146 million and increasing goodwill by $52 million. The beginning UTB balance of $2.7 billion reconciles to the December 31, 2007 balance in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)
Balance, January 1, 2007	$2,667
Increases related to positions taken during prior years	67
Increases related to positions taken during the current year	456
Positions acquired or assumed in business combinations	328
Decreases related to positions taken during prior years	(227)
Settlements	(108)
Expiration of statute of limitations	(88)
Balance, December 31, 2007	$3,095

Bank of America 2007	135

As of December 31, 2007 and January 1, 2007, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $1.8 billion and $1.5 billion. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and UTBs related to acquired entities that will impact goodwill if recognized. Once SFAS 141R is effective, beginning January 1, 2009, any change in the UTBs related to acquired entities that occurs beyond the measurement period will not impact good-will but will instead be recognized in earnings. The portion of the December 31, 2007 UTB balance that, if recognized after the adoption of SFAS 141R, would impact the effective tax rate was $577 million.

During 2007, the IRS completed the examination phase of the audit of the Corporation’s federal income tax returns for the years 2000 through 2002 and issued Revenue Agent’s Reports (RAR) to the Corporation. Included in these RARs were proposed adjustments to disallow certain foreign tax credits and to recharacterize certain leveraged leases referred to by the IRS as “SILOs.” The Corporation filed protests of these proposed adjustments as well as certain other of the RAR adjustments with the Appeals office of the IRS. The Corporation believes the crediting of the Corporation’s foreign taxes against U.S. income taxes was appropriate. Further, the Corporation believes the tax treatment of the SILO position as true leases for U.S. income tax purposes is supported by the relevant facts and tax authorities. However, final determination of the audit or changes in the Corporation’s estimate may result in future income tax expense or benefit. The Corporation’s federal income tax returns for the years 2003 and 2004 remain under examination by the IRS. In addition, the federal income tax returns of FleetBoston are currently under examination for the years 1997 through March 31, 2004. Upon the final determination of each of the above audits, the UTB balance will decrease, since resolved items would be removed from the balance whether their resolution resulted in payment or recognition. The Corporation does not expect these matters to be concluded within the next twelve months.

The federal income tax returns of LaSalle are currently under examination for the years 2003 through 2005. The Corporation anticipates that it is reasonably possible that the final determination of these audits will occur during 2008 and does not anticipate that such resolution would result in a material change to the Corporation’s financial position.

Finally, the audit of the federal income tax returns of MBNA for the tax years 2001 through 2004 was completed during 2007.

All tax years subsequent to the above years remain open to examination.

The Corporation files income tax returns in more than 100 state and foreign jurisdictions each year and is under continuous examination by various state and foreign taxing authorities. While many of these examinations are resolved every year, the Corporation does not anticipate that resolutions occurring within the next twelve months would result in a material change to the Corporation’s financial position.

During 2007, the Corporation recognized $161 million, net of taxes, of interest and penalties within income tax expense. As of December 31, 2007 and January 1, 2007, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, including applicable interest on certain leveraged lease positions, was $573 million and $769 million. The decrease during 2007 primarily resulted from remittances to the IRS to stop the potential accrual of interest on certain items relating to the above examinations.

Significant components of the Corporation’s net deferred tax liability at December 31, 2007 and 2006 are presented in the following table.

	December 31
(Dollars in millions)	2007	2006
Deferred tax liabilities
Equipment lease financing	$6,875	$6,895
Available-for-sale securities	3,836	–
Intangibles	2,015	1,198
Fee income	1,445	1,065
Mortgage servicing rights	859	787
State income taxes	347	353
Foreign currency	47	659
Other	1,620	1,232
Gross deferred tax liabilities	17,044	12,189
Deferred tax assets
Allowance for credit losses	4,056	3,054
Security valuations	3,673	2,703
Employee compensation and retirement benefits	1,541	1,273
Accrued expenses	1,307	1,283
Available-for-sale securities	–	1,632
Foreign tax credit carryforward	–	117
Other	73	198
Gross deferred tax assets	10,650	10,260
Valuation allowance (1)	(148)	(122)
Total deferred tax assets, net of valuation allowance	10,502	10,138
Net deferred tax liabilities (2)	$6,542	$2,051
(1)

At December 31, 2007 and 2006, $37 million and $43 million of the valuation allowance related to gross deferred tax assets was attributable to the U.S. Trust Corporation, MBNA and FleetBoston mergers. Future recognition, if occurring prior to the adoption of SFAS 141R, of the tax attributes associated with these gross deferred tax assets would result in tax benefits being allocated to reduce goodwill.

(2)	The Corporation’s net deferred tax liabilities were adjusted during 2007 and 2006 to include $226 million and $565 million of net deferred tax liabilities related to business combinations.

The valuation allowance at December 31, 2007 and 2006 is attributable to deferred tax assets generated in certain state and foreign jurisdictions for which management believes it is more likely than not that realization of these assets will not occur. The change in the valuation allowance primarily resulted from current year losses in foreign jurisdictions offset by the remeasurement of certain state temporary differences against which valuation allowances had been recorded.

At December 31, 2007 and 2006, federal income taxes had not been provided on $5.8 billion and $4.4 billion of undistributed earnings of foreign subsidiaries, earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $925 million and $573 million of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would have resulted as of December 31, 2007 and 2006.

136	Bank of America 2007

Note 19 – Fair Value Disclosures

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

Transition Impact

(Dollars in millions)	Ending Balance Sheet December 31, 2006	Adoption Net Gain/(Loss)	Opening Balance Sheet January 1, 2007
Impact of adopting SFAS 157
Net derivative assets and liabilities (1)	$7,100	$22	$7,122
Impact of electing the fair value option under SFAS 159
Loans and leases (2)	3,968	(21)	3,947
Accrued expenses and other liabilities (3)	(28)	(321)	(349)
Other assets (4)	8,778	–	8,778
Available-for-sale debt securities (5)	3,692	–	3,692
Federal funds sold and securities purchased under agreements to resell (6)	1,401	(1)	1,400
Interest-bearing deposit liabilities in domestic offices (7)	(548)	1	(547)
Cumulative-effect adjustment, pre-tax		(320)
Tax impact		112
Cumulative-effect adjustment, net-of-tax, decrease to retained earnings		$(208)
(1)	The transition adjustment reflects the impact of recognizing previously deferred gains and losses as a result of the rescission of certain requirements of EITF 02-3 in accordance with SFAS 157.
(2)	Includes loans to certain large corporate clients. The ending balance at December 31, 2006 and the transition adjustment were net of a $32 million reduction in the allowance for loan and lease losses.
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

Fair Value Option Elections

Corporate Loans and Loan Commitments

The Corporation elected to account for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for hedge accounting under SFAS 133 and are therefore carried at fair value with changes in fair value recorded in other income. Electing the fair value option allows the Corporation to account for these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

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

At December 31, 2007, funded loans which the Corporation has elected to fair value had an aggregate fair value of $4.59 billion recorded in loans and leases and an aggregate outstanding principal balance of $4.82 billion. At December 31, 2007, unfunded loan commitments that the Corporation has elected to fair value had an aggregate fair value of $660 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $20.9 billion. Interest income on these loans is recorded in interest and fees on loans and leases. At December 31, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Net losses resulting from changes in fair value of these loans and loan commitments of $413 million were recorded in other income during 2007. These losses were significantly attributable to changes in instrument-specific credit risk. Following adoption of SFAS 159, approximately $5 million of direct loan origination fees and costs related to items for which the fair value option was elected were recognized in earnings during 2007. Previously, these items would have been capitalized and amortized to earnings over the life of the loans.

Bank of America 2007	137

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to use fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. Fair values for loans held-for-sale are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. At December 31, 2007, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $15.77 billion and an aggregate outstanding principal balance of $16.72 billion and were recorded in other assets. Interest income on these loans is recorded in other interest income. Net gains (losses) resulting from changes in fair value of these loans, including realized gains (losses) on sale, of $333 million were recorded in mortgage banking income, $(348) million were recorded in trading account profits (losses), and $(58) million were recorded in other income during 2007. These changes in fair value are mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk. The adoption of SFAS 159 resulted in an increase of $256 million in mortgage banking income, and in an increase of $212 million in noninterest expense for 2007. Subsequent to the adoption of SFAS 159, mortgage loan origination costs are recognized in noninterest expense when incurred. Previously, mortgage loan origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

Debt Securities

Effective January 1, 2007, the Corporation elected to fair value $3.7 billion of AFS debt securities through earnings. Changes in fair value resulting from foreign currency exposure, which was the primary driver of fair value for these securities, had previously been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting under SFAS 133 without introducing accounting volatility. Following election of the fair value option, these securities were reclassified to trading account assets.

The Corporation did not elect the fair value option for other AFS debt securities because they were not hedged by derivatives that qualified for hedge accounting in accordance with SFAS 133.

Structured Reverse Repurchase Agreements

The Corporation elected to fair value certain structured reverse repurchase agreements which were hedged with derivatives which qualified for fair value hedge accounting in accordance with SFAS 133. Election of the fair value option allows the Corporation to reduce the burden of complying with the requirements of hedge accounting under SFAS 133. At December 31, 2007, these instruments had an aggregate fair value of $2.58 billion and a principal balance of $2.54 billion recorded in federal funds sold and securities purchased under agreements to resell. Interest earned on these instruments continues to be recorded in interest income. Net gains resulting from changes in fair value of these instruments of $23 million were recorded in other income for 2007. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Long-term Deposits

The Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. At December 31, 2007, these instruments had an aggregate fair value of $2.00 billion and principal balance of $1.99 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Net losses resulting from changes in fair value of these instruments of $26 million were recorded in other income for 2007. Election of the fair value option will allow the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

138	Bank of America 2007

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option, are summarized below:

	December 31, 2007
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell (2)	$–	$2,578	$–	$–	$2,578
Trading account assets	42,986	115,051	4,027	–	162,064
Derivative assets	516	442,471	8,972	(417,297)	34,662
Available-for-sale debt securities	2,089	205,734	5,507	–	213,330
Loans and leases (2, 3)	–	–	4,590	–	4,590
Mortgage servicing rights	–	–	3,053	–	3,053
Other assets (4)	19,796	15,971	5,321	–	41,088
Total assets	$65,387	$781,805	$31,470	$(417,297)	$461,365
Liabilities
Interest-bearing deposits in domestic offices (2)	$–	$2,000	$–	$–	$2,000
Trading account liabilities	57,331	20,011	–	–	77,342
Derivative liabilities	534	426,223	10,175	(414,509)	22,423
Accrued expenses and other liabilities (2)	–	–	660	–	660
Total liabilities	$57,865	$448,234	$10,835	$(414,509)	$102,425
(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)	Amounts represent items for which the Corporation has elected the fair value option under SFAS 159.
(3)

Loans and leases at December 31, 2007 included $22.6 billion of leases that were not eligible for the fair value option as they were specifically excluded from fair value option election in accordance with SFAS 159.

(4)

Other assets include equity investments held by Principal Investing, AFS equity investments and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159; and loans held-for-sale for which the Corporation has elected the fair value option under SFAS 159. Substantially all of other assets are eligible for fair value accounting at December 31, 2007.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2007. Level 3 loans and loan commitments are carried at fair value due to adoption of the fair value option, as described on page 137. Other Level 3 instruments presented in the table, including net derivatives, trading account assets, AFS debt securities, MSRs, certain equity investments and retained interests in securitizations, were carried at fair value prior to the adoption of SFAS 159. During 2007 certain financial instruments, including certain ABS issued by CDOs and portfolios of loans held-for-sale, were transferred from Level 2 to Level 3 due to the lack of current observable market activity. These instruments were valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use at December 31, 2007.

Level 3  Instruments Only

	Total Fair Value Measurements
(Dollars in millions)	Net Derivatives (1)	Trading Account Assets (2)	Available-for- Sale Debt Securities (2, 3)	Loans and Leases (4)	Mortgage Servicing Rights (2)	Other Assets (5)	Accrued Expenses and Other Liabilities (4)
Balance, December 31, 2006	$766	$303	$1,133	$3,968	$2,869	$6,605	$(28)
Impact of SFAS 157 and SFAS 159 adoption	22	–	–	(21)	–	–	(321)
Balance, January 1, 2007	$788	$303	$1,133	$3,947	$2,869	$6,605	$(349)
Total gains or losses (realized/unrealized):
Included in earnings	(341)	(2,959)	(398)	(140)	231	2,059	(279)
Included in other comprehensive income	–	–	(206)	–	–	(79)	–
Purchases, issuances, and settlements	(333)	708	4,588	783	(47)	(5,897)	(32)
Transfers in to/out of Level 3	(1,317)	5,975	390	–	–	2,633	–
Balance, December 31, 2007	$(1,203)	$4,027	$5,507	$4,590	$3,053	$5,321	$(660)
(1)

Net derivatives at December 31, 2007 included derivative assets of $8.97 billion and derivative liabilities of $10.18 billion. Amounts at January 1, 2007 were carried at fair value prior to the adoption of SFAS 159.

(2)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
(3)

Certain securities valued using internally developed pricing inputs had been classified as Level 2 measurements at January 1, 2007. The Corporation subsequently determined that these securities are more appropriately classified as Level 3 measurements which has been reflected as such in the beginning balance. This change in classification did not impact the recorded fair value of the securities.

(4)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.
(5)

Other assets included equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips, all of which were carried at fair value prior to the adoption of SFAS 159, and certain portfolios of loans held-for-sale, principally reverse mortgages, for which the Corporation had elected the fair value option under SFAS 159.

Bank of America 2007	139

Level 3 Valuation Techniques

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. For more information on Level 3 financial instruments, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. A brief description of the valuation techniques used for Level 3 assets and liabilities is provided below.

Derivatives

The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 derivative instruments have primary risk characteristics that relate to unobservable pricing parameters such as private name credit spreads, credit correlations, long dated equity or interest rate volatility skews and forward spreads.

Trading Account Assets and Available-for-Sale Debt Securities

Level 3 trading account assets and available-for-sale debt securities include CDO positions and other ABS. At December 31, 2007, the majority of these instruments were valued using a net asset value approach, which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings, where applicable, of the assets. In some situations when other market information was not available, securities are valued using projected cash flows, similar to the valuation of an interest-only strip, based on estimated average life, seniority level and vintage of underlying assets.

Loans and Leases

Certain large corporate loans including loan commitments, which the Corporation has elected to account for at fair value and for which observable market prices are not available, are considered Level 3. This is normally the result of illiquidity due to the customer, the size of the loan or the particular loan terms. In these cases, fair value is estimated using discounted cash flow models with market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers.

Mortgage Servicing Rights

The fair value of MSRs is determined using models which depend on estimates of prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels (OAS). For more information on Level 3 MSRs, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Other Assets

Level 3 other assets consist primarily of non-public equity investments, certain held-for-sale loans and retained residual interests in securitizations. Non-public equity investments are initially valued at transaction price and subsequently, adjusted when evidence is available to support such adjustments. Such evidence includes changes in value as a result of IPOs, market comparables, market liquidity, the investees’ financial results, sales restrictions, or other changes in value. Mortgages are valued based on instruments or portfolios with similar loan terms, collateral type and credit quality. Retained residual interests in securitizations are based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and payment rates.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities during 2007. These amounts include gains and losses generated by loans, loans held-for-sale and loan commitments for which the fair value option was elected and by other instruments, including certain derivative contracts, trading account assets, AFS debt securities, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159.

Level 3  Instruments Only

	Total Gains and Losses
(Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Available-for- Sale Debt Securities (1, 5)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (3)	Accrued Expenses and Other Liabilities (2)	Total
Classification of gains and losses (realized/unrealized) included in earnings for 2007:
Card income	$–	$–	$–	$–	$–	$103	$–	$103
Equity investment income (4)	–	–	–	–	–	1,971	–	1,971
Trading account losses	(515)	(2,959)	–	(1)	–	(61)	(5)	(3,541)
Mortgage banking income (loss)	174	–	–	–	231	(29)	–	376
Other income	–	–	(398)	(139)	–	75	(274)	(736)
Total	$(341)	$(2,959)	$(398)	$(140)	$231	$2,059	$(279)	$(1,827)
(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.
(3)

Amounts represented items which were carried at fair value prior to the adoption of SFAS 159 and certain portfolios of loans held-for-sale for which the Corporation had elected the fair value option under SFAS 159.

(4)	During 2007, more than 90 percent of equity investment income’s Level 3 net gains were received in cash.
(5)	Amount represents writedowns on certain securities that were deemed to be other-than-temporarily impaired during 2007.

140	Bank of America 2007

The table below summarizes changes in unrealized gains or losses recorded in earnings during 2007 for Level 3 assets and liabilities that are still held at December 31, 2007. These amounts include changes in fair value of loans, loans held-for-sale and loan commitments for which the fair value option was elected and changes in fair value for other instruments, including certain derivative contracts, trading account assets, AFS debt securities, MSRs, equity investments and retained interests in securitizations, which were carried at fair value prior to the adoption of SFAS 159.

Level 3  Instruments Only

	Changes in Unrealized Gains or Losses
(Dollars in millions)	Net Derivatives (1)	Trading Account Assets (1)	Available- for-Sale Debt Securities (1)	Loans and Leases (2)	Mortgage Servicing Rights (1)	Other Assets (3)	Accrued Expenses and Other Liabilities (3)	Total
Changes in unrealized gains or losses relating to assets still held at reporting date for 2007:
Card income	$–	$–	$–	$–	$–	$(136)	$–	$(136)
Equity investment income	–	–	–	–	–	(65)	–	(65)
Trading account losses	(196)	(2,857)	–	–	–	(58)	(1)	(3,112)
Mortgage banking income (loss)	139	–	–	–	(43)	(22)	–	74
Other income	–	–	(398)	(167)	–	–	(395)	(960)
Total	$(57)	$(2,857)	$(398)	$(167)	$(43)	$(281)	$(396)	$(4,199)
(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
(2)	Amounts represented items for which the Corporation had elected the fair value option under SFAS 159.
(3)

Amounts represented items which were carried at fair value prior to the adoption of SFAS 159 and certain portfolios of loans held-for-sale for which the Corporation had elected the fair value option under SFAS 159.

Certain assets and liabilities are measured at fair value on a non-recurring basis (e.g., loans held-for-sale, unfunded loan commitments held-for-sale, and commercial and residential reverse mortgage MSRs all of which are carried at the lower of cost or market). At December 31, 2007, loans held-for-sale for which the Corporation had not elected the fair value option which had an aggregate cost of $14.70 billion had been written down to fair value of $14.50 billion (of which $1.20 billion and $13.30 billion were measured using Level 2 and Level 3 inputs within the fair value hierarchy). In addition, unfunded loan commitments held-for-sale and the Corporation’s share of the forward calendar were written down by

$142 million and were recorded in accrued expenses and other liabilities at December 31, 2007, all of which were measured using Level 3 inputs within the fair value hierarchy. During 2007, losses of $172 million were recorded in other income (primarily leveraged loans and loan commitments held-for-sale), losses of $2 million were recorded in mortgage banking income (primarily consumer mortgage loans held-for-sale), and losses of $145 million were recorded in trading account profits (losses) (primarily commercial mortgage loans and loan commitments held-for-sale).

Bank of America 2007	141

Note 20 – Fair Value of Financial Instruments (SFAS 107 Disclosure)

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107), requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Corporation did not elect the fair value option. The fair values of such instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Corporation.

The provisions of SFAS 107 do not require the disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets such as purchased credit card, affinity and trust relationships.

The following disclosures represent financial instruments in which the ending balance at December 31, 2007 are not carried at fair value in its entirety on the Corporation’s Consolidated Balance Sheet.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, resale and certain repurchase agreements, commercial paper and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. In accordance with SFAS 159, the Corporation elected to fair value certain structured reverse repurchase agreements. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on these structured reverse repurchase agreements.

Loans

Fair values were estimated for certain groups of similar loans based upon type of loan and maturity. The fair value of these loans was determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. Where quoted market prices were available, primarily for certain residential mortgage loans and commercial loans, such market prices were utilized as estimates for fair values. In accordance with SFAS 159, the Corporation elected to fair value certain large corporate loans which exceeded the Corporation’s single name credit risk concentration guidelines. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on loans for which the Corporation adopted the fair value option.

Substantially all of the foreign loans reprice within relatively short timeframes. Accordingly, for foreign loans, the net carrying values were assumed to approximate their fair values.

Deposits

The fair value for certain deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of foreign time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. In accordance with SFAS 159, the Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on these long-term fixed rate deposits.

Long-term Debt

The Corporation uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The book and fair values of certain financial instruments at December 31, 2007 and 2006 are presented in the table below.

	December 31
	2007		2006
(Dollars in millions)	Book Value	Fair Value	Book Value	Fair Value
Financial assets
Loans (1)	$842,392	$847,405	$675,544	$679,738
Financial liabilities
Deposits	805,177	806,511	693,497	693,041
Long-term debt	197,508	195,835	146,000	148,120
(1)	Presented net of allowance for loan losses.

142	Bank of America 2007

Note 21 – Mortgage Servicing Rights

The Corporation accounts for residential first mortgage MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives such as options and interest rate swaps.

The following table presents activity for residential first mortgage MSRs for 2007 and 2006.

(Dollars in millions)	2007	2006
Balance, January 1	$2,869	$2,658
MBNA balance, January 1, 2006	–	9
Additions	792	572
Sales of MSRs	–	(71)
Impact of customer payments	(766)	(713)
Other changes in MSR market value	158	414
Balance, December 31	$3,053	$2,869

In 2007, other changes in MSR market value of $158 million reflect the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates. The amount does not include $73 million resulting from the actual cash received exceeding expected prepayments. The total amount of $231 million is included in the line “mortgage banking income (loss)” in the table “Total Gains and Losses” in Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

The key economic assumptions used in valuations of MSRs include modeled prepayment rates and resultant weighted average lives of the MSRs and the OAS levels. Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $294 million at December 31, 2007, and commercial MSRs totaled $176 million at December 31, 2006 and are not included in the preceding table.

As of December 31, 2007, the fair value of residential first mortgage MSRs was $3.1 billion, and the modeled weighted average lives of MSRs related to fixed and adjustable rate loans (including hybrid adjustable rate mortgages) were 4.80 years and 2.75 years. The table below presents the sensitivity of the weighted average lives and fair value of MSRs to changes in modeled assumptions.

	December 31, 2007
	Change in Weighted Average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.33	years	0.25	years	$169
Impact of 20% decrease	0.72		0.56		362
Impact of 10% increase	(0.29)		(0.21)		(149)
Impact of 20% increase	(0.55)		(0.39)		(280)
OAS level
Impact of 100 bps decrease	n/a		n/a		$128
Impact of 200 bps decrease	n/a		n/a		267
Impact of 100 bps increase	n/a		n/a		(118)
Impact of 200 bps increase	n/a		n/a		(226)

n/a = not applicable

Bank of America 2007	143

Note 22 – Business Segment Information

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

Global Consumer and Small Business Banking

GCSBB provides a diversified range of products and services to individuals and small businesses. The Corporation reports GCSBB’s results, specifically credit card, business card and certain unsecured lending portfolios, on a managed basis. This basis of presentation excludes the Corporation’s securitized mortgage and home equity portfolios for which the Corporation retains servicing. Reporting on a managed basis is consistent with the way that management evaluates the results of GCSBB. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

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

Global Wealth and Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high net-worth individuals. GWIM also includes the impact of migrated qualifying affluent customers, including their related deposit balances, from GCSBB. After migration, the associated net interest income, service charges and noninterest expense on the deposit balances are recorded in GWIM.

All Other

All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated (e.g., the Corporation’s Brazilian operations, Asia Commercial Banking business and operations in Chile and Uruguay). All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that did not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS 52 revaluation of foreign-denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. All Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments. In addition, GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

Basis of Presentation

Total revenue, net of interest expense, includes net interest income on a FTE basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income of the business segments also includes an allocation of net interest income generated by the Corporation’s ALM activities.

Certain expenses not directly attributable to a specific business segment are allocated to the segments based on predetermined means. The most significant of these expenses include data processing costs, item processing costs and certain centralized or shared functions. Data processing costs are allocated to the segments based on equipment usage. Item processing costs are allocated to the segments based on the volume of items processed for each segment. The costs of certain centralized or shared functions are allocated based on methodologies which reflect utilization.

144	Bank of America 2007

The following tables present total revenue, net of interest expense, on a FTE basis and net income for 2007, 2006 and 2005, and total assets at December 31, 2007 and 2006 for each business segment, as well as All Other.

Business Segments At and for the Year Ended December 31	Total Corporation (1)			Global Consumer and Small Business Banking (2, 3)
(Dollars in millions)	2007	2006	2005	2007	2006	2005
Net interest income (4)	$36,182	$35,815	$31,569	$28,809	$28,197	$17,571
Noninterest income	31,886	37,989	26,438	18,873	16,729	10,848
Total revenue, net of interest expense	68,068	73,804	58,007	47,682	44,926	28,419
Provision for credit losses (5)	8,385	5,010	4,014	12,929	8,534	4,706
Amortization of intangibles	1,676	1,755	809	1,336	1,452	480
Other noninterest expense	35,334	33,842	27,872	18,724	16,923	12,277
Income before income taxes	22,673	33,197	25,312	14,693	18,017	10,956
Income tax expense (4)	7,691	12,064	8,847	5,263	6,639	3,934
Net income	$14,982	$21,133	$16,465	$9,430	$11,378	$7,022
Period-end total assets	$1,715,746	$1,459,737		$442,987	$399,373

	Global Corporate and Investment Banking (2)			Global Wealth and Investment Management (2)
(Dollars in millions)	2007	2006	2005	2007	2006	2005
Net interest income (4)	$11,217	$9,877	$10,337	$3,857	$3,671	$3,554
Noninterest income	2,200	11,284	9,530	4,066	3,686	3,320
Total revenue, net of interest expense	13,417	21,161	19,867	7,923	7,357	6,874
Provision for credit losses	652	9	44	14	(39)	(5)
Amortization of intangibles	178	218	239	150	72	74
Other noninterest expense	11,747	11,360	10,217	4,485	3,795	3,667
Income before income taxes	840	9,574	9,367	3,274	3,529	3,138
Income tax expense (4)	302	3,542	3,413	1,179	1,306	1,126
Net income	$538	$6,032	$5,954	$2,095	$2,223	$2,012
Period-end total assets	$776,107	$685,935		$157,157	$125,287

	All Other (2, 3)
(Dollars in millions)	2007	2006	2005
Net interest income (4)	$(7,701)	$(5,930)	$107
Noninterest income	6,747	6,290	2,740
Total revenue, net of interest expense	(954)	360	2,847
Provision for credit losses (5)	(5,210)	(3,494)	(731)
Amortization of intangibles	12	13	16
Other noninterest expense	378	1,764	1,711
Income before income taxes	3,866	2,077	1,851
Income tax expense (4)	947	577	374
Net income	$2,919	$1,500	$1,477
Period-end total assets	$339,495	$249,142
(1)	There were no material intersegment revenues among the segments.
(2)	Total assets include asset allocations to match liabilities (i.e., deposits).
(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.
(4)	FTE basis
(5)

Provision for credit losses represents: For GCSBB – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the GCSBB securitization offset.

Bank of America 2007	145

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

Global Consumer and Small Business Banking – Reconciliation

	2007			2006			2005
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$28,809	$(8,027)	$20,782	$28,197	$(7,593)	$20,604	$17,571	$(503)	$17,068
Noninterest income:
Card income	10,189	3,356	13,545	9,374	4,566	13,940	4,512	69	4,581
Service charges	6,008	–	6,008	5,342	–	5,342	4,994	–	4,994
Mortgage banking income	1,333	–	1,333	877	–	877	1,012	–	1,012
All other income	1,343	(288)	1,055	1,136	(335)	801	330	–	330
Total noninterest income	18,873	3,068	21,941	16,729	4,231	20,960	10,848	69	10,917
Total revenue, net of interest expense	47,682	(4,959)	42,723	44,926	(3,362)	41,564	28,419	(434)	27,985
Provision for credit losses	12,929	(4,959)	7,970	8,534	(3,362)	5,172	4,706	(434)	4,272
Noninterest expense	20,060	–	20,060	18,375	–	18,375	12,757	–	12,757
Income before income taxes	14,693	–	14,693	18,017	–	18,017	10,956	–	10,956
Income tax expense (3)	5,263	–	5,263	6,639	–	6,639	3,934	–	3,934
Net income	$9,430	$–	$9,430	$11,378	$–	$11,378	$7,022	$–	$7,022
(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.
(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis

All Other – Reconciliation

	2007			2006			2005
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(7,701)	$8,027	$326	$(5,930)	$7,593	$1,663	$107	$503	$610
Noninterest income:
Card income	2,816	(3,356)	(540)	3,795	(4,566)	(771)	166	(69)	97
Equity investment income	3,745	–	3,745	2,872	–	2,872	2,033	–	2,033
Gains (losses) on sales of debt securities	180	–	180	(475)	–	(475)	969	–	969
All other income	6	288	294	98	335	433	(428)	–	(428)
Total noninterest income	6,747	(3,068)	3,679	6,290	(4,231)	2,059	2,740	(69)	2,671
Total revenue, net of interest expense	(954)	4,959	4,005	360	3,362	3,722	2,847	434	3,281
Provision for credit losses	(5,210)	4,959	(251)	(3,494)	3,362	(132)	(731)	434	(297)
Merger and restructuring charges	410	–	410	805	–	805	412	–	412
All other noninterest expense	(20)	–	(20)	972	–	972	1,315	–	1,315
Income before income taxes	3,866	–	3,866	2,077	–	2,077	1,851	–	1,851
Income tax expense (3)	947	–	947	577	–	577	374	–	374
Net income	$2,919	$–	$2,919	$1,500	$–	$1,500	$1,477	$–	$1,477
(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.
(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis

146	Bank of America 2007

The following tables present reconciliations of the three business segments’ (GCSBB, GCIB and GWIM) total revenue, net of interest expense, on a FTE basis and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Year Ended December 31
(Dollars in millions)	2007	2006	2005
Segments’ total revenue, net of interest expense (1)	$69,022	$73,444	$55,160
Adjustments:
ALM activities (2)	66	(936)	319
Equity investment income	3,745	2,872	2,033
Liquidating businesses	628	2,670	1,937
FTE basis adjustment	(1,749)	(1,224)	(832)
Managed securitization impact to total revenue, net of interest expense	(4,959)	(3,362)	(434)
Other	(434)	(884)	(1,008)
Consolidated revenue, net of interest expense	$66,319	$72,580	$57,175
Segments’ net income	$12,063	$19,633	$14,988
Adjustments, net of taxes:
ALM activities (2, 3)	(241)	(816)	52
Equity investment income	2,359	1,809	1,281
Liquidating businesses	416	1,138	856
Merger and restructuring charges	258	507	275
Other	127	(1,138)	(987)
Consolidated net income	$14,982	$21,133	$16,465
(1)	FTE basis
(2)	Includes revenue associated with derivative instruments which did not qualify for SFAS 133 hedge accounting treatment of $(675) million in 2005.
(3)	Includes net income associated with derivative instruments which did not qualify for SFAS 133 hedge accounting treatment of $(421) million in 2005.

	December 31
(Dollars in millions)	2007	2006
Segments’ total assets	$1,376,251	$1,210,595
Adjustments:
ALM activities, including securities portfolio	452,626	384,459
Equity investments	31,306	15,639
Liquidating businesses	5,340	10,224
Elimination of segment excess asset allocations to match liabilities	(72,611)	(79,926)
Elimination of managed securitized loans (1)	(102,967)	(101,865)
Other	25,801	20,611
Consolidated total assets	$1,715,746	$1,459,737
(1)	Represents GCSBB’s securitized loans.

Bank of America 2007	147

Note 23 – Parent Company Information

The following tables present the Parent Company Only financial information:

Condensed Statement of Income

	Year Ended December 31
(Dollars in millions)	2007	2006	2005
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$20,615	$15,950	$10,400
Nonbank companies and related subsidiaries	181	111	63
Interest from subsidiaries	4,939	3,944	2,581
Other income	3,319	2,346	1,719
Total income	29,054	22,351	14,763
Expense
Interest on borrowed funds	7,834	5,799	3,843
Noninterest expense	3,127	3,019	2,636
Total expense	10,961	8,818	6,479
Income before income taxes and equity in undistributed earnings of subsidiaries	18,093	13,533	8,284
Income tax benefit	1,136	1,002	791
Income before equity in undistributed earnings of subsidiaries	19,229	14,535	9,075
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	(4,497)	5,613	6,518
Nonbank companies and related subsidiaries	250	985	872
Total equity in undistributed earnings (losses) of subsidiaries	(4,247)	6,598	7,390
Net income	$14,982	$21,133	$16,465
Net income available to common shareholders	$14,800	$21,111	$16,447

148	Bank of America 2007

Condensed Balance Sheet

	December 31
(Dollars in millions)	2007	2006
Assets
Cash held at bank subsidiaries	$51,953	$54,989
Debt securities	3,198	2,932
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	30,032	17,063
Nonbank companies and related subsidiaries	33,637	20,661
Investments in subsidiaries:
Bank holding companies and related subsidiaries	181,248	162,291
Nonbank companies and related subsidiaries	6,935	6,488
Other assets	30,919	19,118
Total assets	$337,922	$283,542
Liabilities and shareholders’ equity
Commercial paper and other short-term borrowings	$40,667	$31,852
Accrued expenses and other liabilities	13,226	9,929
Payables to subsidiaries:
Bank holding companies and related subsidiaries	1,464	857
Nonbank companies and related subsidiaries	–	76
Long-term debt	135,762	105,556
Shareholders’ equity	146,803	135,272
Total liabilities and shareholders’ equity	$337,922	$283,542

Bank of America 2007	149

Condensed Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2007	2006	2005
Operating activities
Net income	$14,982	$21,133	$16,465
Reconciliation of net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	4,247	(6,598)	(7,390)
Other operating activities, net	(276)	2,159	(1,035)
Net cash provided by operating activities	18,953	16,694	8,040
Investing activities
Net (purchases) sales of securities	(839)	(705)	403
Net payments to subsidiaries	(44,457)	(13,673)	(3,145)
Other investing activities, net	(824)	(1,300)	(3,001)
Net cash used in investing activities	(46,120)	(15,678)	(5,743)
Financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	8,873	12,519	(292)
Proceeds from issuance of long-term debt	38,730	28,412	20,477
Retirement of long-term debt	(12,056)	(15,506)	(11,053)
Proceeds from issuance of preferred stock	1,558	2,850	–
Redemption of preferred stock	–	(270)	–
Proceeds from issuance of common stock	1,118	3,117	2,846
Common stock repurchased	(3,790)	(14,359)	(5,765)
Cash dividends paid	(10,878)	(9,661)	(7,683)
Other financing activities, net	576	(2,799)	1,705
Net cash provided by financing activities	24,131	4,303	235
Net increase (decrease) in cash held at bank subsidiaries	(3,036)	5,319	2,532
Cash held at bank subsidiaries at January 1	54,989	49,670	47,138
Cash held at bank subsidiaries at December 31	$51,953	$54,989	$49,670

150	Bank of America 2007

Note 24 – Performance by Geographical Area

Since the Corporation’s operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets, total revenue, net of interest expense, income before income taxes and net income by geographic area. The Corporation identifies its geographic performance based upon the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related expense or capital deployed in the region.

		At December 31	Year Ended December 31
(Dollars in millions)	Year	Total Assets (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
Domestic (3)	2007	$1,529,899	$59,731	$18,039	$13,137
	2006	1,312,912	64,381	28,041	18,605
	2005		52,944	21,880	14,778
Asia	2007	46,359	1,613	1,146	721
	2006	32,886	1,117	637	420
	2005		909	521	344
Europe, Middle East and Africa	2007	129,303	4,097	894	592
	2006	100,928	4,835	1,843	1,193
	2005		1,783	920	603
Latin America and the Caribbean	2007	10,185	878	845	532
	2006	13,011	2,247	1,452	915
	2005		1,539	1,159	740
Total Foreign	2007	185,847	6,588	2,885	1,845
	2006	146,825	8,199	3,932	2,528
	2005		4,231	2,600	1,687
Total Consolidated	2007	$1,715,746	$66,319	$20,924	$14,982
	2006	1,459,737	72,580	31,973	21,133
	2005		57,175	24,480	16,465
(1)	Total assets include long-lived assets, which are primarily located in the U.S.
(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)

Includes the Corporation’s Canadian operations, which had total assets of $10.9 billion and $6.8 billion at December 31, 2007 and 2006; total revenue, net of interest expense of $770 million, $636 million and $118 million; income before income taxes of $292 million, $269 million and $73 million; and net income of $195 million, $182 million and $61 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Bank of America 2007	151

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.  Controls And Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), Bank of America’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, Bank of America’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that Bank of America’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Report of Management on Internal Control over Financial Reporting is set forth on page 87 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to management’s assessment of internal control is set forth on page 88 and incorporated herein by reference.

In addition, and as of the end of the period covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

152	Bank of America 2007

Part III
Bank of America Corporation and Subsidiaries

Item 10.  Directors, Executive Officers and Corporate Governance

Information included under the following captions in the Corporation’s proxy statement relating to its 2008 annual meeting of stockholders (the “2008 Proxy Statement”) is incorporated herein by reference:

•	“The Nominees”;
•	“Section 16(a) Beneficial Ownership Reporting Compliance”;
•	Corporate Governance – Corporate Governance Principles, Committee Charters and Code of Ethics;
•	“Corporate Governance – Code of Ethics”;
•	Corporate Governance – 2007/2008 Bank of America Committee Composition; and
•	“Corporate Governance – Audit Committee.”

Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof. Information regarding the Corporation’s directors is set forth in the 2008 Proxy Statement on pages 15 through 17 under “The Nominees.”

Item 11.  Executive Compensation

Information included under the following captions in the 2008 Proxy Statement is incorporated herein by reference:

•	“Compensation Discussion and Analysis”;
•	“Executive Compensation”;
•	“Corporate Governance – Director Compensation”;
•	“Compensation and Benefits Committee Report”; and
•	“Compensation and Benefits Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included under the following caption in the 2008 Proxy Statement is incorporated herein by reference:

•	“Stock Ownership.”

The following table presents information on equity compensation plans at December 31, 2007:

	Number of Shares to be Issued (1, 3)	Weighted Average Exercise Price of Outstanding Option (2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	224,912,652	$40.21	258,520,053
Plan not approved by shareholders	–	–	–
Total equity compensation plans	224,912,652	$40.21	258,520,053

(1)	Includes 16,193,802 unvested restricted stock units.
(2)	Does not take into account unvested restricted stock units.
(3)

In addition to the securities presented in the table above, there were outstanding options to purchase 19,941,199 shares of the Corporation’s common stock granted to employees of predecessor companies assumed in mergers. The weighted average option price of the assumed options was $31.91 at December 31, 2007.

For additional information on Bank of America’s equity compensation plans see Note 17 – Stock-Based Compensation Plans of the Notes on page 133 which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information included under the following captions in the 2008 Proxy Statement is incorporated herein by reference:

•	“Certain Transactions”; and
•	“Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

Information included under the following caption in the 2008 Proxy Statement is incorporated herein by reference:

•	“Item 2: Ratification of the Independent Registered Public Accounting Firm.”

Bank of America 2007	153

Part IV
Bank of America Corporation and Subsidiaries

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:
(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Balance Sheet at December 31, 2007 and 2006
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(2)	Schedules:
None
(3)

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-7, including executive compensation plans and arrangements which are listed under Exhibit Nos. 10(a) through 10(nn)).

With the exception of the information expressly incorporated herein by reference, the 2008 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

154	Bank of America 2007

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008

Bank of America Corporation

By:	*/s/ Kenneth D. Lewis
Kenneth D. Lewis Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Kenneth D. Lewis Kenneth D. Lewis	Chairman, Chief Executive Officer and President and Director (Principal Executive Officer)	February 28, 2008

*/s/ Joe L. Price Joe L. Price	Chief Financial Officer (Principal Financial Officer)	February 28, 2008

*/s/ Neil A. Cotty Neil A. Cotty	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

*/s/ William Barnet, III William Barnet, III	Director	February 28, 2008

*/s/ Frank P. Bramble, Sr. Frank P. Bramble, Sr.	Director	February 28, 2008

*/s/ John T. Collins John T. Collins	Director	February 28, 2008

*/s/ Gary L. Countryman Gary L. Countryman	Director	February 28, 2008

*/s/ Tommy R. Franks Tommy R. Franks	Director	February 28, 2008

*/s/ Charles K. Gifford Charles K. Gifford	Director	February 28, 2008

*/s/ W. Steven Jones W. Steven Jones	Director	February 28, 2008

*/s/ Monica C. Lozano Monica C. Lozano	Director	February 28, 2008

Bank of America 2007	155

Signature	Title	Date

*/s/ Walter E. Massey Walter E. Massey	Director	February 28, 2008

*/s/ Thomas J. May Thomas J. May	Director	February 28, 2008

*/s/ Patricia E. Mitchell Patricia E. Mitchell	Director	February 28, 2008

*/s/ Thomas M. Ryan Thomas M. Ryan	Director	February 28, 2008

*/s/ O. Temple Sloan, Jr. O. Temple Sloan, Jr.	Director	February 28, 2008

*/s/ Meredith R. Spangler Meredith R. Spangler	Director	February 28, 2008

*/s/ Robert L. Tillman Robert L. Tillman	Director	February 28, 2008

*/s/ Jackie M. Ward Jackie M. Ward	Director	February 28, 2008

*By: /s/ Teresa M. Brenner Teresa M. Brenner Attorney-in-Fact

156	Bank of America 2007

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof.
(b)	Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant’s Current Report on Form 8-K filed January 24, 2007.
4(a)

Indenture dated as of September 1, 1989 between registrant (successor to NationsBank Corporation, formerly known as NCNB Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009, and its 10.20% Subordinated Notes, due 2015, incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 33-30717); and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(f) of the registrant’s 1998 Annual Report on Form 10-K (the “1998 10-K”).

(b)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), pursuant to which registrant issued its 5 7/8% Senior Notes, due 2009; its 6 1/4% Senior Notes, due 2012; its 4 7/8% Senior Notes due 2012; its 5 1/8% Senior Notes, due 2014; its 3 7/8% Senior Notes, due 2008; its 4 7/8% Senior Notes, due 2013; its 3 5/8% Senior Notes, due 2008; its 3 1/4% Senior Notes, due 2008; its 4¼% Senior Notes, due 2010; its 4 3/8% Senior Notes, due 2010; its 3 3/8% Senior Notes, due 2009; its 4 5/8% Senior Notes, due 2014; its 5 3/8% Senior Notes, due June 2014; its 4¼% Senior Notes, due October 2010; its 4% Senior Notes, due 2015; its Floating Rate Senior Notes, due 2010; its 4 3/4% Senior Notes, due 2015; its 4 1/2% Senior Notes, due 2010; its One-Month LIBOR Floating Rate Senior Notes, due November 2008; its Three-Month LIBOR Floating Rate Notes, due March 2009; its 5.38% Senior Notes, due August 2011; its Three-Month LIBOR Floating Rate Notes, due August 2011; its Three-Month PRIME Floating Rate Notes, due September 2009; its Three-Month LIBOR Floating Rate Notes, due September 2009; its 5.63% Senior Notes, due October 2016; its Three-Month LIBOR Floating Rate Notes, due November 2009; its Three-Month LIBOR Floating Rate Senior Notes, due August 2010; its 6.00% Senior Notes, due September 2017; its 5.375% Senior Notes due September 2012; its Floating Rate Senior Notes, due September 2012; its 5.75% Senior Notes, due December 2017; its Floating Rate Callable Senior Notes, due February 2010; its Floating Rate Callable Senior Notes, due May 2010; its Floating Rate Callable Senior Notes, due December 2010; and its Senior Medium-Term Notes, Series F, G, H, I, J and K, incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533); First Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed November 18, 1998; Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated June 5, 2001; Third Supplemental Indenture thereto dated as of July 28, 2004, between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed August 27, 2004; and Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852).

(c)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its 7 3/4% Subordinated Notes, due 2015; its 7 1/ 4% Subordinated Notes, due 2025; its 7.80% Subordinated Notes, due 2016; its 6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010; its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated Notes, due 2011; its 4 3/4% Subordinated Notes, due 2013; its 5 1/4% Subordinated Notes, due 2015; its 4 3/4% Fixed/Floating Rate Callable Subordinated Notes, due 2019; its 5.75% Subordinated Notes, due August 2016; its Three-month LIBOR Floating Rate Notes, due August 2016; its 5.15% Subordinated Notes, due May 2017; its 6.50% Subordinated Notes, due September 2037; and its Subordinated Medium-Term Notes, Series F, incorporated by reference to Exhibit 4.8 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533); First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K filed November 18, 1998; and Second Supplemental Indenture thereto dated as of January 25, 2007, incorporated by reference to Exhibit 4.3 of registrant’s Registration Statement on Form S-4 (Registration No. 333-141361).

(d)

Amended and Restated Agency Agreement dated as of August 21, 2006 among registrant and JPMorgan Chase Bank, N.A., London Branch, incorporated by reference to Exhibit 4(d) of the registrant’s 2006 Annual Report on Form 10-K (the “2006 10-K’’).

(e)

Supplemental Agreement dated as of July 26, 2007 to the Amended and Restated Agency Agreement dated as of August 21, 2006, between the registrant and The Bank of New York, successor to JPMorgan Chase Bank, N.A., London Branch.

(f)	Issuing and Paying Agency Agreement dated as of May 23, 2006, between Bank of America, N.A. and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4(e) of the 2006 10-K.
(g)	Letter Agreement dated April 26, 2007, amending the Issuing and Paying Agency Agreement dated as of May 23, 2006 between Bank of America, N.A. and Deutsche Bank Trust Company Americas.
(h)

Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.10 of registrant’s Registration Statement on Form S-3 (Registration No. 333-15375).

(i)

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
(j)

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

(k)

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

(l)

Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4(t) of the 1998 10-K.

(m)

Indenture dated as of November 1, 1991 between the former BankAmerica Corporation and J.P. Morgan Trust Company, National Association, as successor trustee to the former Manufacturers Hanover Trust Company of California, pursuant to which the former BankAmerica Corporation issued its 7 1/8% Subordinated Notes due 2009; its 7 1/8% Subordinated Notes due 2011; and its 6 1/4% Subordinated Notes due 2008; First Supplemental Indenture thereto dated as of September 8, 1992; and Second Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998 10-K.

(n)

Junior Subordinated Indenture dated as of November 27, 1996 between the former BankAmerica Corporation and Deutsche Bank Trust Company Americas, as successor trustee to Bankers Trust Company, pursuant to which the former BankAmerica Corporation issued its 8.07% Junior Subordinated Debentures Series A due 2026, and its 7.70% Junior Subordinated Debentures Series B due 2026; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(z) of the 1998 10-K.

(o)

Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Deutsche Bank Trust Company Americas, as successor trustee to Bankers Trust Company, pursuant to which the former BankAmerica Corporation issued its 8.00% Junior Subordinated Deferrable Interest Debentures, Series 2 due 2026 and its Floating Rate Junior Subordinated Deferrable Interest Debentures, Series 3 due 2027; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(aa) of the 1998 10-K.

(p)

Restated Senior Indenture dated as of January 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 333-47222).

(q)

Restated Subordinated Indenture dated as of January 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form S-3 (Registration No. 333-47222).

(r)

Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-65750.

(s)

Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-65750.

(t)

Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.10 of registrant’s Registration Statement on Form S-3 (Registration No. 333-70984).

(u)

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

(v)

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

(w)

Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 2, 2002.

(x)

Fourth Supplemental Indenture dated as of April 30, 2003 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 5 7/8% Junior Subordinated Notes due 2033, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 23, 2003.

(y)

Fifth Supplemental Indenture dated as of November 3, 2004 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6% Junior Subordinated Notes due 2034, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated October 21, 2004.

Exhibit No.	Description
(z)

Sixth Supplemental Indenture dated as of March 8, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 5 5/8% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated February 24, 2005.

(aa)

Seventh Supplemental Indenture dated as of August 9, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 5 1/4% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K dated August 4, 2005.

(bb)

Eighth Supplemental Indenture dated as of August 25, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K dated August 17, 2005.

(cc)

Tenth Supplemental Indenture dated as of March 28, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6 1/4% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(bb) of the 2006 10-K.

(dd)

Eleventh Supplemental Indenture dated as of May 23, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6 5/8% Junior Subordinated Notes due 2036, incorporated by reference to Exhibit 4(cc) of the 2006 10-K.

(ee)

Twelfth Supplemental Indenture dated as of August 2, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its 6 7/8% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(dd) of the 2006 10-K.

(ff)

Thirteenth Supplemental Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Floating Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.6 of registrant’s Current Report on Form 8-K dated February 16, 2007.

(gg)

Fourteenth Supplement Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Fixed Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.7 of registrant’s Current Report on Form 8-K dated February 16, 2007.

(hh)

Fifteenth Supplemental Indenture dated as of May 31, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Floating Rate Junior Subordinated Notes due 2056, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated June 1, 2007.

(ii)

Indenture dated as of June 4, 1997 between BankBoston Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Trustee, pursuant to which BankBoston Corporation issued its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2027, incorporated by reference to Exhibit 4.1 to BankBoston Corporation’s Registration Statement on Form S-3 (File No. 333-27229); and First Supplemental Indenture thereto dated as of October 1, 1999 and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(jj) of the registrant’s 2004 Annual Report on Form 10-K (the “2004 10-K”).

(jj)

Indenture dated as of December 11, 1996 between Fleet Financial Group, Inc. (predecessor to registrant) and The First National Bank of Chicago (predecessor to Bank One), as Trustee, incorporated by reference to Exhibit 4(b) of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 20, 1996; First Supplemental Indenture thereto dated as of December 11, 1996 pursuant to which Fleet Financial Group issued its 7.92% Junior Subordinated Deferrable Interest Debentures due 2026, incorporated by reference to Exhibit 4(c) of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 20, 1996; and Third Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(kk) of the 2004 10-K.

(kk)

Indenture dated as of December 18, 1998 between Fleet Financial Group, Inc. (predecessor to registrant) and The First National Bank of Chicago (predecessor to Bank One), as Trustee, incorporated by reference to Exhibit 4(b) of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 18, 1998; First Supplemental Indenture thereto dated as of December 18, 1998 pursuant to which Fleet Financial Group issued its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2028, incorporated by reference to Exhibit 4(c) to Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-6366) dated December 18, 1998; and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4(ll) of the 2004 10-K.

(ll)

Indenture dated as of June 30, 2000 between FleetBoston Financial Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Trustee, incorporated by reference to Exhibit 4(b) of FleetBoston Financial Corporation’s Current Report on Form 8-K (File No. 1-6366) dated June 30, 2000.

(mm)

Second Supplemental Indenture dated as of September 17, 2001 to the Indenture dated as of June 30, 2000 between FleetBoston Financial Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which FleetBoston Financial Corporation issued its 7.20% Junior Subordinated Deferrable Interest Debentures due 2031, incorporated by reference to Exhibit 2.6 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on September 21, 2001.

Exhibit No.	Description
(nn)

Third Supplemental Indenture dated as of March 8, 2002 to the Indenture dated as of June 30, 2000 between FleetBoston Financial Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which FleetBoston Financial Corporation issued its 7.20% Junior Subordinated Deferrable Interest Debentures due 2032, incorporated by reference to Exhibit 2.7 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (File No. 1-6366) filed on March 8, 2002.

(oo)

Fourth Supplemental Indenture dated as of July 31, 2003 to the Indenture dated as of June 30, 2000 between FleetBoston Financial Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which FleetBoston Financial Corporation issued its 6.00% Junior Subordinated Deferrable Interest Debentures due 2033, incorporated by reference to Exhibit 2.8 to FleetBoston Financial Corporation’s Registration Statement on Form 8-A (Registration No. 1-6366) filed on July 31, 2003.

(pp)

Fifth Supplemental Indenture dated as of March 18, 2004 among registrant, FleetBoston Financial Corporation and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) to the Indenture dated as of June 30, 2000 between FleetBoston Financial Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4(rr) of the 2004 10-K.

(qq)

Indenture dated December 6, 1999 between Fleet Boston Corporation (predecessor to registrant) and the Bank of New York Trust Company, N.A. (successor to The Bank of New York), as Trustee, pursuant to which Fleet Boston Corporation issued its 3.85% Senior Notes, due 2008; and its Senior Medium-Term Notes, Series T, incorporated by reference to Exhibit 4(a) to Fleet Boston Corporation’s Registration Statement on Form S-3 (File No. 333-86829); and First Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4.61 of registrant’s Registration Statement on Form S-3/A (Registration No. 333-112708).

(rr)

Indenture dated October 1, 1992 between Fleet Financial Group, Inc. (predecessor to registrant) and The First National Bank of Chicago (predecessor to J.P. Morgan Trust Company, N.A.), as Trustee, incorporated by reference to Exhibit 4(d) to Fleet Financial Group, Inc.’s Registration Statement on Form S-3/A (Registration No. 33-50216), pursuant to which Fleet Financial Group, Inc. issued its 6 7 /8% Subordinated Notes, due 2028; its 6½% Subordinated Notes, due 2008; its 6 3/8% Subordinated Notes, due 2008; its 6.70% Subordinated Notes, due 2028; and its 7 3/8% Subordinated Notes, due 2009; First Supplemental Indenture thereto dated as of November 30, 1992, incorporated by reference to Exhibit 4 of Fleet Financial Group, Inc.’s Current Report on Form 8-K (File No. 1-06366) filed December 2, 1992; and Second Supplemental Indenture thereto dated as of March 18, 2004, incorporated by reference to Exhibit 4.59 of registrant’s Registration Statement on Form S-3/A (Registration No. 333-112708).

(ss)

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

(tt)

Indenture dated as of December 18, 1996 between MBNA Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which MBNA issued its 8.278% Junior Subordinated Deferrable Interest Debentures, Series A, and its Floating Rate Junior Subordinated Deferrable Interest Debentures, Series B, incorporated by reference to Exhibit 4(c) to MBNA’s Registration Statement on Form S-4/A (Registration No. 333-21181).

(uu)

First Supplemental Indenture dated as of June 27, 2002 to the Indenture dated as of December 18, 1996 between MBNA Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which MBNA issued its 8.125% Junior Subordinated Debentures, Series D, incorporated by reference to Exhibit 4.2 to MBNA’s Current Report on Form 8-K (File No. 1-10683) filed June 26, 2002.

(vv)

Second Supplemental Indenture dated as of November 27, 2002 to the Indenture dated as of December 18, 1996 between MBNA Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), pursuant to which MBNA issued its 8.10% Junior Subordinated Debentures, Series E, incorporated by reference to Exhibit 4.2 to MBNA’s Current Report on Form 8-K (File No. 1-10683) filed November 26, 2002.

(ww)

Third Supplemental Indenture dated as of December 21, 2005 among the registrant, MBNA Corporation (predecessor to registrant) and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), to the Indenture dated as of December 18, 1996 between MBNA Corporation and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(uu) of the 2006 10-K.

(xx)

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

(yy)	Agency Agreement dated as of August 27, 2003 among MBNA Canada Bank, JPMorgan Chase Bank, as Global Agent, and others, incorporated by reference to Exhibit 4(ww) of the 2006 10-K.
(zz)

Agency Agreement dated as of September 15, 2004 among MBNA Europe Funding PLC, Deutsche Bank Trust Company Americas, as Global Agent, and others, incorporated by reference to Exhibit 4(xx) of the 2006 10-K.

Exhibit No.	Description
(aaa)

Fifth Supplemental Trust Deed dated as of September 24, 2004 between MBNA Europe Funding PLC, MBNA America Bank, N.A. (predecessor to Bank of America, N.A.), and Deutsche Trustee Company Limited, incorporated by reference to Exhibit 4 to MBNA Corporation’s Current Report on Form 8-K (File No. 1-10683) filed September 30, 2004.

(bbb)	Australian MTN Deed Poll dated as of May 18, 2006 granted by registrant, incorporated by reference to Exhibit 4(zz) of the 2006 10-K.
(ccc)	Australian and New Zealand Medium Term Note Program Deed Poll dated July 12, 2007 granted by the registrant.
(ddd)	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(aaa) of the 2006 10-K.
(eee)

Agency Agreement dated as of January 16, 2007 among the registrant, B of A Issuance, B.V., The Bank of New York and The Bank of New York (Luxembourg), S.A., incorporated by reference to Exhibit 4(d) of registrant’s Quarterly Report on Form 10-Q, filed May 9, 2007.

(fff)	Global Agency Agreement dated as of July 25, 2007 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch, and Deutsche Bank Luxembourg S.A.
(ggg)	Agency Agreement dated September 7, 2007 among BofA Issuance B.V., the registrant, The Bank of New York, The Bank of New York, Frankfurt, and The Bank of New York (Luxembourg) S.A.
(hhh)

Senior Indenture dated as of September 15, 2006 among LaSalle Funding LLC, ABN AMRO Holding N.V., ABN AMRO Bank N.V. and The Bank of New York Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of November 1, 2007 among LaSalle Funding LLC, ABN AMRO Holding N.V., ABN AMRO Bank N.V., the registrant and The Bank of New York Trust Company, N.A., pursuant to which LaSalle Funding LLC has issued its LaSalleNotes®.

(iii)

Indenture dated as of June 15, 2003 among LaSalle Funding LLC, ABN AMRO Bank N.V. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture dated as of September 22, 2003 among LaSalle Funding LLC, ABN AMRO Holding N.V., ABN AMRO Bank N.V. and BNY Midwest Trust Company, and the Second Supplemental Indenture dated as of November 1, 2007 among LaSalle Funding LLC, ABN AMRO Holding N.V., ABN AMRO Bank N.V., the registrant and BNY Midwest Trust Company, pursuant to which LaSalle Funding LLC has issued its LaSalleNotes®.

(jjj)

Indenture dated as of April 1, 2002 among LaSalle Funding LLC, ABN AMRO Bank N.V. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture dated as of November 1, 2007 among LaSalle Funding LLC, ABN AMRO Bank N.V., the registrant and BNY Midwest Trust Company, pursuant to which LaSalle Funding LLC has issued its LaSalleNotes®.

The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
10(a)

NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant’s 1994 Annual Report on Form 10-K (the “1994 10-K”); Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant’s 1990 Annual Report on Form 10-K (the “1990 10-K”); Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant’s 1991 Annual Report on Form 10-K (the “1991 10-K”); Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s 1992 Annual Report on Form 10-K (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant’s 1994 10-K; Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of registrant’s 1997 Annual Report on Form 10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of registrant’s 1998 Annual Report on Form 10-K (the “1998 10-K”); Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K; Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (the “2001 10-K”); and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(b) of registrant’s 2002 Annual Report on Form 10-K (the “2002 10-K”).

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

(c)

Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(c) of registrant’s 2004 Annual Report on Form 10-K (the “2004 10-K”).

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

(f)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K.

Exhibit No.	Description
(g)

Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(g) of the registrant’s 2006 Annual Report on Form 10-K (the “2006 10-K”).

(h)

Bank of America Corporation Directors’ Stock Plan, as amended and restated effective January 1, 2002, incorporated by reference to Exhibit 10(j) of the 2001 10-K; Amendment thereto dated April 24, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K; Bank of America Corporation Directors’ Stock Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K; form of Restricted Stock Award agreement, incorporated by reference to Exhibit 10(h) of the 2004 10-K; and Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 14, 2005.

(i)

Bank of America Corporation 2003 Key Associate Stock Plan, effective January 1, 2003, as amended and restated effective April 1, 2004, incorporated by reference to Exhibit 10(f) of registrant’s Registration Statement on Form S-4 (File No. 333-110924); Amendment thereto dated March 13, 2006 and form of Restricted Stock Units Award Agreement and form of Stock Option Award Agreement.

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

(k)	Bank of America Corporation 2002 Associates Stock Option Plan, effective February 1, 2002, incorporated by reference to Exhibit 10(s) of the 2002 10-K.
(l)	Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K.
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

(aa)	Description of BankBoston Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(gg) of the 2004 10-K.

Exhibit No.	Description
(bb)	BankBoston Director Stock Award Plan, incorporated by reference to Exhibit 10(hh) of the 2004 10-K.
(cc)	BankBoston Directors Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(ii) of the 2004 10-K.
(dd)	BankBoston, N.A. Directors’ Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(jj) of the 2004 10-K.
(ee)	BankBoston 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001, incorporated by reference to Exhibit 10(kk) of the 2004 10-K.
(ff)	Description of BankBoston Director Retirement Benefits Exchange Program, incorporated by reference to Exhibit 10(ll) of the 2004 10-K.
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
(jj)

Employment Agreement dated October 27, 2003 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10(d) of registrant’s Registration Statement on Form S-4 (Registration No. 333-110924).

(kk)

Retirement Agreement dated January 26, 2005 between Bank of America Corporation and Charles K. Gifford, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 26, 2005.

(ll)	Amendment to various FleetBoston stock option awards, dated March 25, 2004, incorporated by reference to Exhibit 10(ss) of the 2004 10-K.
(mm)

Cancellation Agreement dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K filed October 26, 2005.

(nn)

Agreement Regarding Participation in the FleetBoston Supplemental Executive Retirement Plan dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K filed October 26, 2005.

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

