Form 10-Q
period 2008-03-31
BANK OF AMERICA CORP /DE/
filed 2008-05-08
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(800) 299-2265

Former name, former address and former fiscal year, if changed since last report:

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

  Yes        No  ✓

On April 30, 2008, there were 4,452,783,993 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

March 31, 2008 Form 10-Q

Part 1. Financial Information Item 1. Financial Statements
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2008	2007
Interest income
Interest and fees on loans and leases	$14,415	$12,884
Interest on debt securities	2,774	2,380
Federal funds sold and securities purchased under agreements to resell	1,208	1,979
Trading account assets	2,364	2,273
Other interest income	1,098	1,044
Total interest income	21,859	20,560
Interest expense
Deposits	4,588	4,034
Short-term borrowings	4,142	5,318
Trading account liabilities	840	892
Long-term debt	2,298	2,048
Total interest expense	11,868	12,292
Net interest income	9,991	8,268

Noninterest income
Card income	3,639	3,333
Service charges	2,397	2,072
Investment and brokerage services	1,340	1,149
Investment banking income	476	638
Equity investment income	1,054	1,014
Trading account profits (losses)	(1,783)	872
Mortgage banking income	451	213
Gains on sales of debt securities	225	62
Other income (loss)	(787)	534
Total noninterest income	7,012	9,887
Total revenue, net of interest expense	17,003	18,155

Provision for credit losses	6,010	1,235

Noninterest expense
Personnel	4,726	5,025
Occupancy	849	713
Equipment	396	350
Marketing	637	555
Professional fees	285	229
Amortization of intangibles	446	389
Data processing	563	437
Telecommunications	260	251
Other general operating	863	1,037
Merger and restructuring charges	170	111
Total noninterest expense	9,195	9,097
Income before income taxes	1,798	7,823
Income tax expense	588	2,568
Net income	$1,210	$5,255
Preferred stock dividends	190	46
Net income available to common shareholders	$1,020	$5,209
Per common share information
Earnings	$0.23	$1.18
Diluted earnings	0.23	1.16
Dividends paid	0.64	0.56
Average common shares issued and outstanding (in thousands)	4,427,823	4,432,664
Average diluted common shares issued and outstanding (in thousands)	4,461,201	4,497,028

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions)	March 31 2008	December 31 2007
Assets
Cash and cash equivalents	$40,512	$42,531
Time deposits placed and other short-term investments	8,807	11,773
Federal funds sold and securities purchased under agreements to resell (includes $2,661 and $2,578 measured at fair value, and $119,846 and $128,887 pledged as collateral)	120,289	129,552
Trading account assets (includes $89,934 and $88,745 pledged as collateral)	165,693	162,064
Derivative assets	50,925	34,662
Debt securities:
Available–for-sale (includes $111,718 and $107,440 pledged as collateral)	221,860	213,330
Held-to-maturity, at cost (fair value - $1,140 and $726)	1,140	726
Total debt securities	223,000	214,056
Loans and leases (includes $5,057 and $4,590 measured at fair value and $114,387 and $115,285 pledged as collateral)	873,870	876,344
Allowance for loan and lease losses	(14,891)	(11,588)
Loans and leases, net of allowance	858,979	864,756
Premises and equipment, net	11,297	11,240
Mortgage servicing rights (includes $3,163 and $3,053 measured at fair value)	3,470	3,347
Goodwill	77,872	77,530
Intangible assets	9,821	10,296
Other assets (includes $36,926 and $41,088 measured at fair value)	165,837	153,939
Total assets	$1,736,502	$1,715,746
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$193,789	$188,466
Interest-bearing (includes $2,005 and $2,000 measured at fair value)	506,062	501,882
Deposits in foreign offices:
Noninterest-bearing	3,333	3,761
Interest-bearing	93,885	111,068
Total deposits	797,069	805,177
Federal funds purchased and securities sold under agreements to repurchase	219,738	221,435
Trading account liabilities	76,032	77,342
Derivative liabilities	29,170	22,423
Commercial paper and other short-term borrowings	190,856	191,089
Accrued expenses and other liabilities (includes $903 and $660 measured at fair value, and $507 and $518 of reserve for unfunded lending commitments)	64,528	53,969
Long-term debt	202,800	197,508
Total liabilities	1,580,193	1,568,943
Commitments and contingencies (Note 9 – Variable Interest Entities and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 7,325,067 and 185,067 shares	17,306	4,409
Common stock and additional paid-in capital, $0.01 par value; authorized – 7,500,000,000 shares; issued and outstanding – 4,452,810,412 and 4,437,885,419 shares	61,080	60,328
Retained earnings	79,554	81,393
Accumulated other comprehensive income (loss)	(884)	1,129
Other	(747)	(456)
Total shareholders’ equity	156,309	146,803
Total liabilities and shareholders’ equity	$1,736,502	$1,715,746

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2006	$2,851	4,458,151	$61,574	$79,024	$(7,711)	$(466)	$135,272
Cumulative adjustment for accounting changes (2):
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				5,255			5,255	$5,255
Net changes in available-for-sale debt and marketable equity securities					(108)		(108)	(108)
Net changes in foreign currency translation adjustments					(12)		(12)	(12)
Net changes in derivatives					140		140	140
Employee benefit plan adjustments					31		31	31
Cash dividends paid:
Common				(2,502)			(2,502)
Preferred				(46)			(46)
Common stock issued under employee plans and related tax benefits		28,919	1,468			(401)	1,067
Common stock repurchased		(48,000)	(2,506)				(2,506)
Balance, March 31, 2007	$2,851	4,439,070	$60,536	$79,996	$(7,660)	$(867)	$134,856	$5,306
Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803
Net income				1,210			1,210	$1,210
Net changes in available-for-sale debt and marketable equity securities					(1,735)		(1,735)	(1,735)
Net changes in foreign currency translation adjustments					20		20	20
Net changes in derivatives					(316)		(316)	(316)
Employee benefit plan adjustments					18		18	18
Cash dividends paid:
Common				(2,859)			(2,859)
Preferred				(190)			(190)
Issuance of preferred stock	12,897						12,897
Common stock issued under employee plans and related tax benefits		14,925	752			(291)	461
Balance, March 31, 2008	$17,306	4,452,810	$61,080	$79,554	$(884)	$(747)	$156,309	$(803)

(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(2)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2008	2007
Operating activities
Net income	$1,210	$5,255
Reconciliation of net income to net cash used in operating activities:
Provision for credit losses	6,010	1,235
Gains on sales of debt securities	(225)	(62)
Depreciation and premises improvements amortization	328	275
Amortization of intangibles	446	389
Deferred income tax (benefit) expense	(1,041)	244
Net increase in trading and derivative instruments	(16,061)	(8,356)
Net increase in other assets	(13,350)	(12,126)
Net increase (decrease) in accrued expenses and other liabilities	12,606	(6,740)
Other operating activities, net	6,245	255
Net cash used in operating activities	(3,832)	(19,631)
Investing activities
Net decrease in time deposits placed and other short-term investments	2,966	1,927
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	9,263	(3,348)
Proceeds from sales of available-for-sale debt securities	26,477	4,173
Proceeds from paydowns and maturities of available-for-sale debt securities	5,194	5,157
Purchases of available-for-sale debt securities	(35,134)	(2,934)
Proceeds from maturities of held-to-maturity debt securities	46	24
Purchases of held-to-maturity debt securities	(460)	-
Proceeds from sales of loans and leases	16,245	17,527
Other changes in loans and leases, net	(21,443)	(44,304)
Net purchases of premises and equipment	(431)	(358)
Proceeds from sales of foreclosed properties	33	38
(Acquisition) divestiture of business activities, net	-	(460)
Other investing activities, net	(953)	(2,040)
Net cash provided by (used in) investing activities	1,803	(24,598)
Financing activities
Net increase (decrease) in deposits	(8,108)	4,471
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,697)	16,985
Net increase (decrease) in commercial paper and other short-term borrowings	(233)	15,617
Proceeds from issuance of long-term debt	7,774	16,927
Retirement of long-term debt	(7,618)	(10,050)
Proceeds from issuance of preferred stock	12,897	-
Proceeds from issuance of common stock	46	323
Common stock repurchased	-	(2,506)
Cash dividends paid	(3,049)	(2,548)
Excess tax benefits of share-based payments	16	148
Other financing activities, net	(6)	(10)
Net cash provided by financing activities	22	39,357
Effect of exchange rate changes on cash and cash equivalents	(12)	(8)
Net decrease in cash and cash equivalents	(2,019)	(4,880)
Cash and cash equivalents at January 1	42,531	36,429
Cash and cash equivalents at March 31	$40,512	$31,549

During the three months ended March 31, 2007, the Corporation sold its operations in Chile and Uruguay for approximately $750 million in equity in Banco Itaú Holding Financeira S.A., and its assets in BankBoston Argentina for the assumption of its liabilities. The total assets and liabilities in these divestitures were $6.1 billion and $5.6 billion.

On January 1, 2007, the Corporation transferred $3.7 billion of AFS debt securities to trading account assets following the adoption of SFAS 159.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

On October 1, 2007, Bank of America Corporation and its subsidiaries (the Corporation) acquired all the outstanding shares of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. These mergers were accounted for under the purchase method of accounting. Consequently, LaSalle and U.S. Trust Corporation’s results of operations were included in the Corporation’s results from their dates of acquisition.

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2008, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), FIA Card Services, N.A. and LaSalle Bank, N.A.

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

Recently Proposed and Issued Accounting Pronouncements

In recent meetings, the Financial Accounting Standards Board (FASB) tentatively decided to amend Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (SFAS 140), impacting the accounting for qualifying special-purpose entities (QSPEs), and make certain changes to FASB Interpretation (FIN) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46R). An exposure draft of the proposed requirements is expected later this year. Based on the preliminary discussions and tentative decisions, and assuming no changes to the Corporation’s current product offerings, it is possible that these changes may lead to the consolidation of certain QSPEs and VIEs, including corporation-sponsored multi-seller conduits. However, the impact on the Corporation cannot be determined until the FASB passes the final amendments to SFAS 140 and FIN 46R.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Corporation’s financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009. The adoption of SFAS 161 will not impact the Corporation’s financial condition and results of operations.

On January 1, 2008, the Corporation adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 resulted in the recognition of $90 million in incremental mortgage banking income for the three months ended March 31, 2008.

On January 1, 2008, the Corporation adopted Emerging Issues Task Force (EITF) consensus on Issue No. 06–11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06–11 requires on a prospective basis that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The adoption of EITF 06–11 did not have a material impact on the Corporation’s financial condition and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009 and early adoption is not permitted.

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

NOTE 2 – Merger and Restructuring Activity

On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. The Corporation allocated $1.7 billion to goodwill and $1.2 billion to intangible assets as part of the preliminary purchase price allocation. U.S. Trust Corporation’s results of operations were included in the Corporation’s results beginning July 1, 2007. The acquisition significantly increased the size and capabilities of the Corporation’s wealth management business and positions it as one of the largest financial services companies managing private wealth in the U.S.

On October 1, 2007, the Corporation acquired all the outstanding shares of LaSalle, for $21.0 billion in cash. As part of the acquisition, ABN AMRO Bank N.V. (the seller) capitalized approximately $6.3 billion as equity of intercompany debt prior to the date of acquisition. With this acquisition, the Corporation significantly expanded its presence in metropolitan Chicago, Illinois and Michigan by adding LaSalle's commercial banking clients, retail customers and banking centers. LaSalle’s results of operations were included in the Corporation’s results beginning October 1, 2007.

The LaSalle acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). The preliminary purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the LaSalle acquisition date as summarized in the following table.

LaSalle Preliminary Purchase Price Allocation

(Dollars in millions)
Purchase price	$21,015

Preliminary Allocation of the purchase price
LaSalle stockholders' equity	12,495
LaSalle goodwill and other intangible assets	(2,728)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases	(88)
Premises and equipment	(185)
Identified intangibles (1)	1,029
Other assets	(267)
Exit and termination liabilities	(426)
Other liabilities and deferred income taxes	(7)
Fair value of net assets acquired	9,823
Preliminary goodwill resulting from the LaSalle merger (2)	$11,192

(1)

Includes core deposit intangibles of $700 million, and other intangibles of $329 million. The amortization life for core deposit intangibles and other intangibles is 10 years. These intangibles are amortized on an accelerated basis.

(2)	No goodwill is expected to be deductible for tax purposes. The goodwill has been allocated across all of the Corporation’s business segments.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and those of acquired entities. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
(Dollars in millions)	2008 (1)	2007
Severance and employee-related charges	$45	$12
Systems integrations and related charges	90	79
Other	35	20
Total merger and restructuring charges	$170	$111

(1)	Included for the three months ended March 31, 2008 are merger-related charges of $129 million and $41 million related to the LaSalle and U.S. Trust Corporation mergers.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for the three months ended March 31, 2008 and 2007.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2008	2007	2008	2007
Balance, January 1	$377	$125	$108	$67
Exit cost and restructuring charges:
LaSalle	87	-	31	-
U.S. Trust Corporation	-	-	13	-
MBNA	-	-	-	11
Cash payments	(59)	(26)	(55)	(33)
Balance, March 31	$405	$99	$97	$45

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.

(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

As of December 31, 2007, there were $377 million of exit cost reserves related to the MBNA Corporation (MBNA), U.S. Trust Corporation and LaSalle mergers, including $187 million for severance, relocation and other employee-related costs and $190 million for contract terminations. During the three months ended March 31, 2008, $87 million was added to the exit cost reserves related to the LaSalle merger which included $86 million in severance, relocation and other employee-related costs and $1 million in contract terminations. Cash payments of $59 million during the three months ended March 31, 2008 consisted of $58 million in severance, relocation and other employee-related costs and $1 million for contract terminations.

As of December 31, 2007, there were $108 million of restructuring reserves related to the MBNA, U.S. Trust Corporation and LaSalle mergers, including $104 million related to severance and other employee-related costs and $4 million related to contract terminations. During the three months ended March 31, 2008, $44 million was added to the restructuring reserves of which $13 million and $31 million related to severance and other employee-related costs associated with the U.S. Trust Corporation and LaSalle mergers. Cash payments of $55 million during the three months ended March 31, 2008 consisted of $53 million in severance and other employee-related costs and $2 million in contract terminations.

Payments under exit cost and restructuring reserves associated with the MBNA merger were substantially completed in 2007 while payments associated with the U.S. Trust Corporation and LaSalle mergers will continue into 2009.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at March 31, 2008 and December 31, 2007.

(Dollars in millions)	March 31 2008	December 31 2007
Trading account assets
U.S. Government and agency securities (1)	$60,284	$48,240
Corporate securities, trading loans, and other	45,693	55,360
Equity securities	24,065	22,910
Foreign sovereign debt	20,156	17,161
Mortgage trading loans and asset-backed securities	15,495	18,393
Total trading account assets	$165,693	$162,064
Trading account liabilities
U.S. Government and agency securities	$40,457	$35,375
Equity securities	18,954	25,926
Foreign sovereign debt	10,793	9,292
Corporate securities and other	5,828	6,749
Total trading account liabilities	$76,032	$77,342

(1)

Includes $26.4 billion and $21.5 billion at March 31, 2008, and December 31, 2007 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. Government.

NOTE 4 – Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) accounting purposes. Derivatives held for trading purposes are included in derivative assets or derivative liabilities with changes in fair value reflected in trading account profits (losses). Other derivatives that are used as economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in derivative assets or derivative liabilities with changes in fair value recorded in mortgage banking income or other income (loss). A detailed discussion of derivative trading activities and asset and liability management (ALM) activities is presented in Note 1 – Summary of Significant Accounting Principles and Note 4 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

The following table presents the contract/notional amounts and credit risk amounts at March 31, 2008 and December 31, 2007 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At March 31, 2008 and December 31, 2007, the cash collateral applied against derivative assets on the Consolidated Balance Sheet was $20.3 billion and $12.8 billion. In addition, at March 31, 2008 and December 31, 2007, the cash collateral placed against derivative liabilities was $14.8 billion and $10.0 billion. The average fair value of derivative assets, less cash collateral, for the three months ended March 31, 2008 and December 31, 2007 was $43.8 billion and $33.9 billion. The average fair value of derivative liabilities, less cash collateral, for the three months ended March 31, 2008 and December 31, 2007 was $27.2 billion and $20.7 billion.

	March 31, 2008		December 31, 2007
(Dollars in millions)	Contract/ Notional (1)	Credit Risk	Contract/ Notional (1)	Credit Risk
Interest rate contracts
Swaps	$25,261,266	$24,649	$22,472,949	$15,368
Futures and forwards	3,975,570	413	2,596,146	10
Written options	1,576,273	-	1,402,626	-
Purchased options	1,701,203	3,706	1,479,985	2,508
Foreign exchange contracts
Swaps	507,382	10,598	505,878	7,350
Spot, futures and forwards	1,791,479	8,121	1,600,683	4,124
Written options	336,852	-	341,148	-
Purchased options	313,036	1,416	339,101	1,033
Equity contracts
Swaps	42,814	1,700	56,300	2,026
Futures and forwards	18,825	45	12,174	10
Written options	224,102	-	166,736	-
Purchased options	242,290	6,591	195,240	6,337
Commodity contracts
Swaps	8,977	1,275	13,627	770
Futures and forwards	12,523	72	14,391	12
Written options	16,823	-	14,206	-
Purchased options	13,645	550	13,093	372
Credit derivatives	3,086,298	12,101	3,046,381	7,493

Credit risk before cash collateral		71,237		47,413
Less: Cash collateral applied		20,312		12,751
Total derivative assets		$50,925		$34,662

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

Fair Value, Cash Flow and Net Investment Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated OCI of approximately $1.8 billion ($1.1 billion after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
(Dollars in millions)	2008	2007
Fair value hedges
Hedge ineffectiveness recognized in net interest income	$61	$2
Cash flow hedges
Hedge ineffectiveness recognized in net interest income	(3)	-

The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days. The Corporation recorded net derivative gains in accumulated OCI associated with net investment hedges of $54 million for the three months ended March 31, 2008 as compared to losses of $35 million for the same period in the prior year.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS debt and marketable equity securities at March 31, 2008 and December 31, 2007 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, March 31, 2008
U.S. Treasury securities and agency debentures	$780	$24	$-	$804
Mortgage-backed securities (1)	175,017	198	(2,591)	172,624
Foreign securities	6,271	38	(239)	6,070
Corporate/Agency bonds	4,494	46	(263)	4,277
Other taxable securities (2)	26,672	78	(191)	26,559
Total taxable securities	213,234	384	(3,284)	210,334
Tax-exempt securities	11,926	42	(442)	11,526
Total available-for-sale debt securities	$225,160	$426	$(3,726)	$221,860
Available-for-sale marketable equity securities (3)	$7,969	$11,653	$(687)	$18,935
Available-for-sale debt securities, December 31, 2007
U.S. Treasury securities and agency debentures	$749	$10	$-	$759
Mortgage-backed securities (1)	166,768	92	(3,144)	163,716
Foreign securities	6,568	290	(101)	6,757
Corporate/Agency bonds	3,107	2	(76)	3,033
Other taxable securities (2)	24,608	69	(84)	24,593
Total taxable securities	201,800	463	(3,405)	198,858
Tax-exempt securities	14,468	73	(69)	14,472
Total available-for-sale debt securities	$216,268	$536	$(3,474)	$213,330
Available-for-sale marketable equity securities (3)	$6,562	$13,530	$(352)	$19,740

(1)	Substantially all securities were issued by U.S. government-backed or government-sponsored enterprises.

(2)	Includes asset-backed securities (ABS).

(3)	Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet.

At March 31, 2008 and December 31, 2007, both the amortized cost and fair value of held-to-maturity debt securities was $1.1 billion and $726 million and the accumulated net unrealized gains on AFS debt and marketable equity securities included in accumulated OCI were $4.8 billion and $6.6 billion, net of the related income tax expense of $2.8 billion and $3.7 billion.

The Corporation recognized $577 million of impairment losses on AFS securities during the three months ended March 31, 2008. No such losses were recognized during the three months ended March 31, 2007.

For all AFS debt and marketable equity securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery.

Certain Corporate and Strategic Investments

In 2007, the Corporation made a $2.0 billion investment in Countrywide Financial Corporation (Countrywide) in the form of Series B non-voting convertible preferred securities yielding 7.25 percent, which are recorded in other assets. This investment is accounted for under the cost method of accounting. In January 2008, the Corporation announced a definitive agreement to purchase all outstanding shares of Countrywide for approximately $4.0 billion in common stock. Countrywide shareholders’ would receive 0.1822 shares of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The completion of this transaction is expected to occur early in the third quarter of 2008 subject to certain closing conditions and regulatory approvals.

The Corporation owns approximately eight percent, or 19.1 billion common shares, of China Construction Bank (CCB). These common shares are accounted for at fair value and recorded as AFS marketable equity securities in other assets. These shares are non-transferable until October 2008. At both March 31, 2008 and December 31, 2007, the cost of the CCB investment was $3.0 billion and the fair value was $14.5 billion and $16.4 billion. Dividend income on this investment is recorded in equity investment income. The Corporation also holds an option to increase its ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. This option expires in February 2011. The strike price of the option is based on the IPO price that steps up on an annual basis and is currently at 103 percent of the IPO price. The strike price of the option is capped at 118 percent depending when the option is exercised.

Additionally, the Corporation owns approximately 137.0 million and 41.1 million of preferred and common shares, respectively, of Banco Itaú Holding Financeira S.A. (Banco Itaú) at March 31, 2008 which are recorded in other assets. These shares are accounted for at cost as they are non-transferable until May 2009. These shares will be accounted for as AFS marketable equity securities and carried at fair value with an offset to accumulated OCI beginning in the second quarter of 2008. Dividend income on this investment is recorded in equity investment income. At both March 31, 2008 and December 31, 2007, the cost of this investment was $2.6 billion and the fair value was $4.1 billion and $4.6 billion.

The Corporation has a 24.9 percent, or $2.7 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at March 31, 2008 and December 31, 2007 were:

(Dollars in millions)	March 31 2008	December 31 2007
Consumer
Residential mortgage	$266,145	$274,949
Credit card – domestic	60,393	65,774
Credit card – foreign	15,518	14,950
Home equity	118,381	114,820
Direct/Indirect consumer (1)	80,446	76,858
Other consumer (2)	3,746	3,850
Total consumer	544,629	551,201
Commercial
Commercial – domestic (3)	208,212	208,297
Commercial real estate (4)	62,739	61,298
Commercial lease financing	22,132	22,582
Commercial – foreign	31,101	28,376
Total commercial loans measured at historical cost	324,184	320,553
Commercial loans measured at fair value (5)	5,057	4,590
Total commercial	329,241	325,143
Total loans and leases	$873,870	$876,344

(1)	Includes foreign consumer loans of $3.2 billion and $3.4 billion at March 31, 2008 and December 31, 2007.

(2)	Includes consumer finance loans of $2.9 billion and $3.0 billion, and other foreign consumer loans of $841 million and $829 million at March 31, 2008 and December 31, 2007.

(3)	Includes small business commercial – domestic loans, primarily card related, of $20.1 billion and $19.6 billion at March 31, 2008 and December 31, 2007.

(4)	Includes domestic commercial real estate loans of $61.4 billion and $60.2 billion, and foreign commercial real estate loans of $1.3 billion and $1.1 billion at March 31, 2008 and December 31, 2007.

(5)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.9 billion and $3.5 billion, commercial – foreign loans of $949 million and $790 million, and commercial real estate loans of $240 million and $304 million at March 31, 2008 and December 31, 2007. See Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

The following table presents the recorded loan amounts, without consideration for the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), at March 31, 2008 and December 31, 2007. SFAS 114 impairment includes performing troubled debt restructurings and excludes all commercial leases.

(Dollars in millions)	March 31 2008	December 31 2007
Commercial – domestic (1)	$1,162	$1,018
Commercial real estate	1,627	1,099
Commercial – foreign	54	19
Total impaired loans	$2,843	$2,136

(1)	Includes small business commercial – domestic loans of $153 million and $144 million at March 31, 2008 and December 31, 2007.

At March 31, 2008 and December 31, 2007, nonperforming loans and leases, including impaired and nonaccrual consumer loans, totaled $7.3 billion and $5.6 billion. In addition, included in other assets were consumer and commercial nonperforming loans held-for-sale (LHFS) of $327 million and $188 million at March 31, 2008 and December 31, 2007.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
(Dollars in millions)	2008	2007
Allowance for loan and lease losses, January 1	$11,588	$9,016
Adjustment due to the adoption of SFAS 159	-	(32)
Loans and leases charged off	(3,180)	(1,743)
Recoveries of loans and leases previously charged off	465	316
Net charge-offs	(2,715)	(1,427)
Provision for loan and lease losses	6,021	1,228
Other	(3)	(53)
Allowance for loan and lease losses, March 31	14,891	8,732
Reserve for unfunded lending commitments, January 1	518	397
Adjustment due to the adoption of SFAS 159	-	(28)
Provision for unfunded lending commitments	(11)	7
Other	-	(2)
Reserve for unfunded lending commitments, March 31	507	374
Allowance for credit losses, March 31	$15,398	$9,106

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

As of March 31, 2008 and December 31, 2007 the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts were $106.1 billion and $101.3 billion. Key economic assumptions used in measuring the fair value of certain residual interests that continue to be held by the Corporation (included in other assets) from credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

(Dollars in millions)	March 31 2008	December 31 2007
Carrying amount of residual interests (at fair value) (1)	$2,907	$2,766

Balance of unamortized securitized loans	107,847	102,967

Weighted average life to call or maturity (in years)	0.3	0.3

Monthly payment rate	10.6-15.8%	11.6-16.6%

Impact on fair value of 10% favorable change	$65	$51

Impact on fair value of 25% favorable change	200	158

Impact on fair value of 10% adverse change	(57)	(35)

Impact on fair value of 25% adverse change	(126)	(80)

Expected credit losses (annual rate)	3.8-5.6%	3.7-5.4%

Impact on fair value of 10% favorable change	$156	$141

Impact on fair value of 25% favorable change	425	374

Impact on fair value of 10% adverse change	(155)	(133)

Impact on fair value of 25% adverse change	(388)	(333)

Residual cash flows discount rate (annual rate)	11.5%	11.5%

Impact on fair value of 100 bps favorable change	$5	$9

Impact on fair value of 200 bps favorable change	7	13

Impact on fair value of 100 bps adverse change	(8)	(12)

Impact on fair value of 200 bps adverse change	(16)	(23)

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $45.6 billion and $44.7 billion for the three months ended March 31, 2008 and 2007. Contractual credit card servicing fee income totaled $533 million and $509 million for the three months ended March 31, 2008 and 2007. Other cash flows received on retained interests, such as cash flow from interest-only strips, were $1.7 billion for both the three months ended March 31, 2008 and 2007, for credit card securitizations.

NOTE 9 – Variable Interest Entities

The following table presents total assets of those VIEs in which the Corporation holds a significant variable interest and, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum exposure to loss. The Corporation’s maximum exposure to loss incorporates not only potential losses associated with assets recorded on the Corporation’s balance sheet but also off-balance sheet commitments, such as unfunded liquidity and lending commitments and other contractual arrangements. In addition to the table below, the Corporation also provided support to certain cash funds managed within Global Wealth and Investment Management (GWIM) as described in more detail in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

	Consolidated (1)		Unconsolidated
(Dollars in millions)	Total Assets	Loss Exposure	Total Assets	Loss Exposure
Variable interest entities, March 31, 2008
Corporation-sponsored multi-seller conduits	$11,425	$14,722	$27,354	$44,429
Collateralized debt obligation vehicles	3,358	3,288	7,143	6,474
Leveraged lease trusts	6,175	6,175	-	-
Other	11,138	9,651	8,691	6,218
Total variable interest entities	$32,096	$33,836	$43,188	$57,121
Variable interest entities, December 31, 2007
Corporation-sponsored multi-seller conduits	$11,944	$16,984	$29,363	$47,335
Collateralized debt obligation vehicles	4,464	4,311	8,324	7,410
Leveraged lease trusts	6,236	6,236	-	-
Other	13,771	12,347	8,260	5,953
Total variable interest entities	$36,415	$39,878	$45,947	$60,698

(1)	The Corporation consolidates VIEs when it is the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

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

At March 31, 2008, our liquidity commitments to the conduits were collateralized by various classes of assets. Assets held in the conduits incorporate features such as overcollateralization and cash reserves which are designed to provide credit support. During the three months ended March 31, 2008, there were no material write-downs or downgrades of assets.

The Corporation is the primary beneficiary of one conduit which is included in the Consolidated Financial Statements. The assets of the consolidated conduit are recorded in AFS and held-to-maturity debt securities, and other assets. At March 31, 2008, the Corporation’s liquidity commitments to the conduit were collateralized by credit card loans (24 percent), auto loans (16 percent), equipment loans (11 percent), and capital commitments and trade receivables (six percent each). None of these assets are subprime residential mortgages. In addition, 26 percent of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. At March 31, 2008, the weighted average life of assets in the consolidated conduit was 5.4 years and the weighted average maturity of commercial paper issued by this conduit was 32 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

The Corporation does not consolidate the other two conduits which issued capital notes and equity interests to independent third parties as it does not expect to absorb a majority of the variability of the conduits. At March 31, 2008, the Corporation’s liquidity commitments to the unconsolidated conduits were collateralized by student loans (23 percent), credit card loans (11 percent), trade receivables (nine percent), and auto loans (eight percent). Less than one percent of these assets are subprime residential mortgages. In addition, 31 percent of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when the investment funds issue capital calls to their qualified equity investors. At March 31, 2008, the weighted average life of assets in the unconsolidated conduit was 2.6 years and the weighted average maturity of commercial paper issued by these conduits was 30 days.

Net revenues earned from fees associated with these commitments were $69 million and $32 million for the three months ended March 31, 2008 and 2007.

Collateralized Debt Obligation Vehicles

CDO vehicles are SPEs that hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper, and equity securities. The Corporation also provides liquidity support to certain CDO vehicles.

The Corporation is the primary beneficiary of certain CDOs which are included in the Consolidated Financial Statements at March 31, 2008 and December 31, 2007. Assets held in the consolidated CDOs are classified in trading account assets and AFS debt securities, including AFS debt securities with a fair value of $2.0 billion and $2.8 billion and trading account assets with a fair value of $1.0 billion and $1.3 billion at March 31, 2008 and December 31, 2007 that were acquired in connection with liquidity support provided to the CDO conduit discussed below or issued by a consolidated CDO to which we no longer provide liquidity support at March 31, 2008. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation.

The Corporation’s exposure to unconsolidated CDOs relates principally to liquidity support of $6.2 billion and $9.1 billion at March 31, 2008 and December 31, 2007. These amounts include written put options of $3.9 billion and $6.8 billion at March 31, 2008 and December 31, 2007 and other liquidity support of $2.3 billion at both March 31, 2008 and December 31, 2007. The written put options pertain to commercial paper which is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities issued by the CDOs. The Corporation is obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. The underlying collateral on the written put options includes mortgage-backed securities, ABS and CDO securities issued by other vehicles. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

The Corporation’s liquidity support to unconsolidated CDOs, as noted above, includes other liquidity support of $2.3 billion at both March 31, 2008 and December 31, 2007. A CDO conduit administered by the Corporation obtains funds by issuing commercial paper to third party investors. The conduit held $2.3 billion of assets at both March 31, 2008 and December 31, 2007 consisting of super senior tranches of debt securities issued by other CDOs. These securities benefit from overcollateralization exceeding the amount that would be required for a AAA-rating. The Corporation provides liquidity support equal to the amount of assets in this conduit which obligates it to purchase the commercial paper at a predetermined contractual yield in the event of a severe disruption in the short-term funding market.

At March 31, 2008 and December 31, 2007, the Corporation held commercial paper with a carrying value of $5.6 billion and $6.6 billion on the balance sheet that was issued by unconsolidated CDO vehicles, of which $3.3 billion and $5.0 billion related to these written put options and $2.3 billion and $1.6 billion related to other liquidity support. We also held $1.8 billion of AFS debt securities at March 31, 2008 issued by an unconsolidated CDO to which we no longer provide liquidity support.

Leveraged Lease Trusts

The Corporation’s net investment in leveraged lease trusts totaled $6.2 billion at both March 31, 2008 and December 31, 2007. These amounts, which were recorded in loans and leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Other

Other consolidated VIEs at March 31, 2008 and December 31, 2007 consisted primarily of securitization vehicles, including an asset acquisition conduit that holds securities on the Corporation’s behalf and term securitization vehicles that did not meet QSPE status, as well as managed investment vehicles that invest in financial assets, primarily debt securities. The Corporation’s maximum exposure to loss of these VIEs included $5.4 billion and $7.4 billion of liquidity exposure to consolidated trusts that hold municipal bonds and $1.5 billion and $1.6 billion of liquidity exposure to the consolidated asset acquisition conduit at March 31, 2008 and December 31, 2007. The assets of these consolidated VIEs were recorded in trading account assets, AFS debt securities and other assets. Other unconsolidated VIEs at March 31, 2008 and December 31, 2007 consisted primarily of securitization vehicles, managed investment vehicles that invest in financial assets, primarily debt securities, and investments in affordable housing investment partnerships. Revenues associated with administration, asset management, liquidity, and other services were $2 million and $5 million for the three months ended March 31, 2008 and 2007.

NOTE 10 – Goodwill and Intangible Assets

The following tables present goodwill and intangible assets at March 31, 2008 and December 31, 2007.

(Dollars in millions)	March 31 2008	December 31 2007
Global Consumer and Small Business Banking	$40,538	$40,340
Global Corporate and Investment Banking	29,614	29,648
Global Wealth and Investment Management	6,511	6,451
All Other	1,209	1,091
Total goodwill	$77,872	$77,530

The gross carrying values and accumulated amortization related to intangible assets at March 31, 2008 and December 31, 2007 are presented below:

	March 31, 2008		December 31, 2007
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,062	$2,161	$7,027	$1,970
Core deposit intangibles	4,594	2,943	4,594	2,828
Affinity relationships	1,679	452	1,681	406
Other intangibles	2,988	946	3,050	852
Total intangible assets	$16,323	$6,502	$16,352	$6,056

Amortization of intangibles expense was $446 million and $389 million for the three months ended March 31, 2008 and 2007. The Corporation estimates that aggregate amortization expense is expected to be approximately $435 million for each of the remaining quarters of 2008. In addition, the Corporation estimates the aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $990 million and $830 million for 2009 through 2013, respectively.

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $39.2 billion at both March 31, 2008 and December 31, 2007. At March 31, 2008, the carrying amount of these commitments, excluding fair value adjustments, was $536 million, including deferred revenue of $29 million and a reserve for unfunded legally binding lending commitments of $507 million. At December 31, 2007, the carrying amount of these commitments, excluding fair value adjustments, was $550 million, including deferred revenue of $32 million and a reserve for unfunded legally binding lending commitments of $518 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities. For information regarding our loan commitments accounted for at fair value, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Credit extension commitments, March 31, 2008
Loan commitments	$166,182	$93,978	$103,308	$28,770	$392,238
Home equity lines of credit	8,337	1,814	2,921	107,225	120,297
Standby letters of credit and financial guarantees	32,322	14,322	8,612	8,940	64,196
Commercial letters of credit	3,103	170	31	1,268	4,572
Legally binding commitments (1)	209,944	110,284	114,872	146,203	581,303
Credit card lines	883,710	18,261	-	-	901,971
Total credit extension commitments	$1,093,654	$128,545	$114,872	$146,203	$1,483,274

Credit extension commitments, December 31, 2007
Loan commitments	$178,931	$92,153	$106,904	$27,902	$405,890
Home equity lines of credit	8,482	1,828	2,758	107,055	120,123
Standby letters of credit and financial guarantees	31,629	14,493	7,943	8,731	62,796
Commercial letters of credit	3,753	50	33	717	4,553
Legally binding commitments (1)	222,795	108,524	117,638	144,405	593,362
Credit card lines	876,393	17,864	-	-	894,257
Total credit extension commitments	$1,099,188	$126,388	$117,638	$144,405	$1,487,619

(1)

Includes commitments to VIEs disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements, including $44.4 billion and $47.3 billion to corporation-sponsored multi-seller conduits at March 31, 2008 and December 31, 2007 and $2.3 billion to CDOs for both period ends. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements because the Corporation does not hold a significant variable interest or because they are QSPEs, including $5.8 billion and $6.1 billion to municipal bond trusts at March 31, 2008 and December 31, 2007 and $1.7 billion to customer-sponsored conduits for both period ends.

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

The Corporation’s share of the leveraged finance forward calendar was $3.9 billion at March 31, 2008 compared to $12.2 billion at December 31, 2007. During the three months ended March 31, 2008, the Corporation syndicated $6.2 billion, closed but had not yet syndicated $3.8 billion, had client terminations and other transactions of $1.6 billion, and had new transactions of $3.3 billion related to our leveraged finance forward calendar. The Corporation also had unfunded real estate loan commitments of $784 million at March 31, 2008 compared to $2.2 billion at December 31, 2007 with the primary change resulting from $1.2 billion of transactions that were funded.

Other Commitments

Principal Investing and Other Equity Investments

At March 31, 2008 and December 31, 2007, the Corporation had unfunded equity investment commitments of approximately $2.2 billion and $2.6 billion. These commitments relate primarily to the Strategic Investments portfolio, as well as equity commitments included in the Corporation’s Principal Investing business, which is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. At March 31, 2008 and December 31, 2007, the Corporation did not have any unfunded bridge equity commitments and had funded $1.2 billion of equity bridges, which are now considered held for investment. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made.

U.S. Government Guaranteed Charge Cards

At March 31, 2008 and December 31, 2007, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. Government in the amount of $9.8 billion and $9.9 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $228 million and $193 million at March 31, 2008 and December 31, 2007.

Loan Purchases

At March 31, 2008, the Corporation had no collateralized mortgage obligation loan purchase commitments related to the Corporation’s ALM activities. At December 31, 2007, the Corporation had net collateralized mortgage obligation loan purchase commitments related to the Corporation’s ALM activities of $752 million, all of which settled in the first quarter of 2008.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. The Corporation did not purchase any loans under this agreement for the three months ended March 31, 2008. In 2007, the Corporation purchased $4.5 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $5.0 billion for the fiscal period July 1, 2007 to June 30, 2008 and $10.0 billion in each of the agreement’s following two fiscal years. As of March 31, 2008, the remaining commitment amount was $25.0 billion.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $2.1 billion, $1.9 billion, $1.6 billion, $1.3 billion and $1.2 billion for 2008 through 2012, respectively, and $8.2 billion for all years thereafter.

Other Commitments

Beginning in the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invest in high quality, short-term securities with a weighted average maturity of 90 days or less, including a limited number of securities issued by SIVs. Due to market disruptions, certain SIV investments were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments which required the Corporation to provide cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At March 31, 2008 and December 31, 2007, the Corporation had gross (i.e., funded and unfunded) capital commitments to the funds of $525 million and $565 million. For the three months ended March 31, 2008, the Corporation incurred losses of $127 million related to these capital commitments. At March 31, 2008 and December 31, 2007, the remaining loss exposure on capital commitments was $16 million and $183 million. Additionally, during the three months ended March 31, 2008, the Corporation purchased $994 million of investments from the funds and recorded losses of $93 million.

The Corporation may from time to time, but is under no obligation to, provide additional support to funds managed within GWIM. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation is not the primary beneficiary of the cash funds and does not consolidate the cash funds managed within GWIM because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total assets under management of $176.2 billion at March 31, 2008.

Other Guarantees

Written Put Options

At March 31, 2008 and December 31, 2007, the Corporation provided liquidity support in the form of written put options on $3.9 billion and $10.0 billion of commercial paper issued by CDOs, including $3.2 billion issued by a consolidated CDO and $6.8 billion issued by unconsolidated CDOs at December 31, 2007. These agreements have various maturities ranging from two to five years. For more information regarding written put options, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended March 31, 2008 and 2007, the Corporation processed $88.3 billion and $82.8 billion of transactions and recorded losses as a result of these chargebacks of $4 million for both periods.

At March 31, 2008 and December 31, 2007, the Corporation held as collateral $21 million and $19 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2008 and December 31, 2007, the maximum potential exposure totaled approximately $148.4 billion and $151.2 billion.

Other Guarantees

For additional information on other guarantees, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K. For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Municipal Derivatives Matters

Beginning in March 2008, the Corporation, Bank of America, N.A. and other financial institutions have been named as defendants in complaints filed in federal courts in the District of Columbia, New York and elsewhere. Plaintiffs purport to represent classes of government and private entities that purchased municipal derivatives from defendants. The complaints allege that defendants conspired to allocate customers and fix or stabilize the prices of certain municipal derivatives from 1992 through 2006. The plaintiffs’ complaints seek unspecified damages, including treble damages.

Pension Plan Matters

The Richards case.

A settlement agreement has been executed, and preliminary court approval has been obtained.

NOTE 12 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The Corporation may repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. For the three months ended March 31, 2008, the Corporation did not repurchase shares of common stock and issued 14.9 million shares under employee stock plans.

In April 2008, the Board authorized a quarterly cash dividend of $0.64 per common share payable on June 27, 2008 to shareholders of record on June 6, 2008.

In January 2008, the Board declared a first quarter cash dividend of $0.64 per common share which was paid on March 28, 2008 to shareholders of record on March 7, 2008.

Preferred Stock

In April 2008, the Corporation issued 160 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series M (Series M Preferred Stock) with a par value of $0.01 per share for $4.0 billion. The fixed rate is 8.125 percent through May 14, 2018 and then adjusts to three-month LIBOR plus 364 basis points (bps) thereafter. Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of Series M Preferred Stock, paying a semiannual cash dividend through May 14, 2018 then adjusts to a quarterly cash dividend, on the liquidation preference of $25,000 per share of Series M Preferred Stock. The Series M Preferred Stock is not convertible.

In January 2008, the Corporation issued 240 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K (Series K Preferred Stock) with a par value of $0.01 per share for $6.0 billion. The fixed rate is 8.00 percent through January 29, 2018 and then adjusts to three-month LIBOR plus 363 bps thereafter. Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of Series K Preferred Stock, paying a semiannual cash dividend through January 29, 2018 then adjusts to a quarterly cash dividend, on the liquidation preference of $25,000 per share of Series K Preferred Stock. The Series K Preferred Stock is not convertible.

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

The shares of the series of preferred stock discussed above are not subject to the operation of a sinking fund and have no participation rights. The holders of these series have no general voting rights. If any quarterly dividend payable on these series is in arrears for three or more semiannual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semiannual or four quarterly dividend periods, as applicable, following the dividend arrearage.

Accumulated OCI

The following table presents the changes in accumulated OCI for the three months ended March 31, 2008 and 2007, net-of-tax.

(Dollars in millions)	Securities (1)	Derivatives (2)	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2007	$6,536	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI	(1,943)	(478)	-	20	(2,401)
Net realized losses reclassified into earnings (3)	208	162	18	-	388
Balance, March 31, 2008	$4,801	$(4,718)	$(1,283)	$316	$(884)
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI	98	31	-	(25)	104
Net realized (gains) losses reclassified into earnings (3)	(206)	109	31	13	(53)
Balance, March 31, 2007	$(2,841)	$(3,557)	$(1,397)	$135	$(7,660)

(1)

For the three months ended March 31, 2008 and 2007, the Corporation reclassified net realized (gains) losses into earnings on the sale and impairments of AFS debt securities of $213 million and $(39) million, net-of-tax, and net realized (gains) on the sales and impairments of AFS marketable equity securities of $(5) million and $(167) million, net-of-tax.

(2)	The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $3.6 billion and $3.4 billion, net-of-tax, at March 31, 2008 and 2007.

(3)

Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes (gains) losses on AFS debt and marketable equity securities and impairment charges. These amounts are reclassified into earnings upon sale of the related security or when the impairment charge is recognized.

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

The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2008 and 2007 is presented below.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2008	2007
Earnings per common share
Net income	$1,210	$5,255
Preferred stock dividends	(190)	(46)
Net income available to common shareholders	$1,020	$5,209
Average common shares issued and outstanding	4,427,823	4,432,664
Earnings per common share	$0.23	$1.18
Diluted earnings per common share
Net income available to common shareholders	$1,020	$5,209
Average common shares issued and outstanding	4,427,823	4,432,664
Dilutive potential common shares (1, 2)	33,378	64,364
Total diluted average common shares issued and outstanding	4,461,201	4,497,028
Diluted earnings per common share	$0.23	$1.16

(1)

For the three months ended March 31, 2008 and 2007, average options to purchase 135 million and 17 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three months ended March 31, 2008, 96.5 million average dilutive potential common shares associated with the convertible Series L Preferred Stock issued in January of 2008 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 13 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The Bank of America Pension Plan (the Pension Plan) allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. A detailed discussion of these plans is presented in Note 16 – Employee Benefit Plans to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Net periodic benefit cost (income) for the three months ended March 31, 2008 and 2007 included the following components:

	Three Months Ended March 31
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost (income)
Service cost	$88	$86	$2	$3	$5	$3
Interest cost	210	180	19	18	23	22
Expected return on plan assets	(361)	(316)	-	-	(3)	(2)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	12	12	(2)	(2)	-	-
Recognized net actuarial loss (gain)	16	33	3	5	(8)	(6)
Net periodic benefit cost (income)	$(35)	$(5)	$22	$24	$25	$25

During 2008, the Corporation expects to contribute $105 million and $101 million to its Nonqualified Pension Plans and Postretirement Health and Life Plans. For the three months ended March 31, 2008, the Corporation contributed $52 million and $25 million to these plans. The Corporation does not expect to contribute to its Qualified Pension Plans during 2008.

Note 14 – Fair Value Disclosures

Fair Value Option

Corporate Loans and Loan Commitments

The Corporation accounts for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for hedge accounting under SFAS 133 and are therefore carried at fair value with changes in fair value recorded in other income. SFAS 159 allows the Corporation to account for these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

At March 31, 2008 and December 31, 2007, funded loans that the Corporation fair values had an aggregate fair value of $5.06 billion and $4.59 billion recorded in loans and leases and an aggregate outstanding principal balance of $5.41 billion and $4.82 billion. At March 31, 2008 and December 31, 2007, unfunded loan commitments that the Corporation fair values had an aggregate fair value of $903 million and $660 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $20.3 billion and $20.9 billion. Interest income on these loans and commitment fees on these loan commitments are recorded in interest and fees on loans and leases. At March 31, 2008 and December 31, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Net losses resulting from changes in fair value of these loans and loan commitments of $361 million and $27 million were recorded in other income during the three months ended March 31, 2008 and 2007. These changes in fair value were predominately offset by hedging activities. These losses were primarily attributable to changes in instrument-specific credit risk.

Loans Held-for-Sale

The Corporation also accounts for certain LHFS at fair value. Using fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation does not fair value other LHFS primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. Fair values for LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. At March 31, 2008 and December 31, 2007, residential mortgage loans, commercial mortgage loans, and other LHFS that the Corporation fair values had an aggregate fair value of $12.10 billion and $15.77 billion and an aggregate outstanding principal balance of $13.49 billion and $16.72 billion and were recorded in other assets. Interest income on these loans is recorded in other interest income. Net gains (losses) resulting from changes in fair value of these loans during the three months ended March 31, 2008 and 2007, including realized gains (losses) on sale, of $15 million and $56 million were recorded in mortgage banking income, $(611) million and $(7) million were recorded in trading account profits (losses), and $(45) million and $5 million were recorded in other income. These changes in fair value were predominately offset by hedging activities. Approximately $40 million of these losses were attributable to instrument-specific credit risk during the three months ended March 31, 2008.

Structured Reverse Repurchase Agreements

The Corporation fair values certain structured reverse repurchase agreements which are hedged with derivatives. Using fair value allows the Corporation to reduce volatility in earnings without the burden of complying with the requirements of hedge accounting under SFAS 133. At March 31, 2008 and December

31, 2007, these instruments had an aggregate fair value of $2.66 billion and $2.58 billion and a principal balance of $2.64 billion and $2.54 billion recorded in federal funds sold and securities purchased under agreements to resell. Interest earned on these instruments continues to be recorded in interest income. Net gains resulting from changes in fair value of these instruments of $3 million and $2 million were recorded in other income for the three months ended March 31, 2008 and 2007. The Corporation does not fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Long-term Deposits

The Corporation fair values certain long-term fixed rate deposits which are economically hedged with derivatives. At March 31, 2008 and December 31, 2007, these instruments had an aggregate fair value of $2.01 billion and $2.00 billion and a principal balance of $1.94 billion and $1.99 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Net losses resulting from changes in fair value of these instruments of $54 million and $1 million were recorded in other income for the three months ended March 31, 2008 and 2007. Using fair value allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation does not fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, and long-term deposits at fair value in accordance with SFAS 159. The Corporation also carries at fair value trading account assets and liabilities, derivative assets and liabilities, AFS debt securities, MSRs, and certain other assets. A detailed discussion on how the Corporation measures fair value is presented in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Level 1, 2 and 3 Valuation Techniques

Financial instruments are considered Level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The Corporation also uses market indices for direct inputs to certain models, where the cash settlement is directly linked to appreciation or depreciation of that particular index (primarily in the context of structured credit products). In those cases, no material adjustments are made off of the index-based values. In other cases, market indices are also used as inputs to valuation, but are adjusted for trade specific factors such as rating, credit quality, vintage and other factors.

Corporate Loans and Loan Commitments

The fair values of loans and loan commitments are based on market prices, where available, or discounted cash flows using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.

Structured Reverse Repurchase Agreements and Long-term Deposits

The fair values of structured reverse repurchase agreements and long-term deposits are determined using quantitative models, including discounted cash flow models, that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Trading Account Assets and Liabilities and Available-for-Sale Debt Securities

The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of AFS debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets or liabilities and AFS debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased such as certain CDO positions and other ABS. Some of these instruments are valued using a net asset value approach, which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies.

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate.

Mortgage Servicing Rights

The fair values of MSRs are determined using models which depend on estimates of prepayment rates, the resultant weighted average lives of the MSRs and the option adjusted spread levels. For more information on MSRs, see Note 15 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Other Assets

The Corporation fair values certain other assets including certain LHFS, AFS equity securities and certain retained residual interests in securitization vehicles. The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk. The fair values of AFS equity securities are generally based on quoted market prices or market prices for similar assets. However, non-public investments are initially valued at transaction price and subsequently adjusted when evidence is available to support such adjustments. Retained residual interests in securitization vehicles are based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and payment rates.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments that the Corporation accounts for at fair value in accordance with SFAS 159, are summarized below:

	March 31, 2008
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell	$-	$2,661	$-	$-	$2,661
Trading account assets	54,062	106,109	5,522	-	165,693
Derivative assets	1,082	782,438	10,834	(743,429)	50,925
Available-for-sale debt securities	2,221	209,981	9,658	-	221,860
Loans and leases (2)	-	-	5,057	-	5,057
Mortgage servicing rights	-	-	3,163	-	3,163
Other assets (3)	19,019	12,411	5,496	-	36,926
Total assets	$76,384	$1,113,600	$39,730	$(743,429)	$486,285

Liabilities
Interest-bearing deposits in domestic offices	$-	$2,005	$-	$-	$2,005
Trading account liabilities	58,395	17,637	-	-	76,032
Derivative liabilities	987	755,599	10,518	(737,934)	29,170
Accrued expenses and other liabilities	-	-	903	-	903
Total liabilities	$59,382	$775,241	$11,421	$(737,934)	$108,110

	December 31, 2007
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell	$-	$2,578	$-	$-	$2,578
Trading account assets	42,986	115,051	4,027	-	162,064
Derivative assets	516	442,471	8,972	(417,297)	34,662
Available-for-sale debt securities	2,089	205,734	5,507	-	213,330
Loans and leases (2)	-	-	4,590	-	4,590
Mortgage servicing rights	-	-	3,053	-	3,053
Other assets (3)	19,796	15,971	5,321	-	41,088
Total assets	$65,387	$781,805	$31,470	$(417,297)	$461,365

Liabilities
Interest-bearing deposits in domestic offices	$-	$2,000	$-	$-	$2,000
Trading account liabilities	57,331	20,011	-	-	77,342
Derivative liabilities	534	426,223	10,175	(414,509)	22,423
Accrued expenses and other liabilities	-	-	660	-	660
Total liabilities	$57,865	$448,234	$10,835	$(414,509)	$102,425

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)

Loans and leases at March 31, 2008 and December 31, 2007 included $22.1 billion and $22.6 billion of leases that were not eligible for the fair value option as they were specifically excluded from fair value option election in accordance with SFAS 159.

(3)

Other assets include equity investments held by Principal Investing, AFS equity securities and certain retained residual interests in securitization vehicles, including interest-only strips. Certain LHFS are also accounted for at fair value in accordance with SFAS 159. Substantially all of other assets are eligible for fair value accounting at March 31, 2008 and December 31, 2007.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 and 2007.

	Total Fair Value Measurements
	Three Months Ended March 31, 2008
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases (2)	Mortgage Servicing Rights	Other Assets (3)	Accrued Expenses and Other Liabilities (2)
Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$5,321	$(660)
Total realized and unrealized gains (losses):
Included in earnings	490	(560)	(489)	(125)	(47)	423	(243)
Included in other comprehensive income	-	-	(582)	-	-	-	-
Purchases, issuances, and settlements	524	(568)	1,252	592	157	(124)	-
Transfers in to/out of Level 3	505	2,623	3,970	-	-	(124)	-
Balance, March 31, 2008	$316	$5,522	$9,658	$5,057	$3,163	$5,496	$(903)

	Total Fair Value Measurements
	Three Months Ended March 31, 2007
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets	Available-for-Sale Debt Securities	Loans and Leases (2)	Mortgage Servicing Rights	Other Assets (3)	Accrued Expenses and Other Liabilities (2)
Balance, January 1, 2007	$788	$303	$1,133	$3,947	$2,869	$6,605	$(349)
Total realized and unrealized gains (losses):
Included in earnings	(64)	(30)	-	1	121	730	(28)
Included in other comprehensive income	-	-	4	-	-	(51)	-
Purchases, issuances, and settlements	(108)	(4)	(65)	(89)	(27)	(1,403)	-
Transfers in to/out of Level 3	(8)	-	-	-	-	(14)	-
Balance, March 31, 2007	$608	$269	$1,072	$3,859	$2,963	$5,867	$(377)

(1)	Net derivatives at March 31, 2008 and 2007 included derivative assets of $10.83 billion and $6.91 billion and derivative liabilities of $10.52 billion and $6.31 billion.

(2)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.

(3)

Other assets include equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips. Certain portfolios of LHFS, principally reverse mortgages, are also accounted for at fair value in accordance with SFAS 159.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2008 and 2007. These amounts include those gains and losses generated by loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

	Total Gains (Losses)
Level 3 Instruments Only (Dollars in millions)	Net Derivatives	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases (1)	Mortgage Servicing Rights	Other Assets (2)	Accrued Expenses and Other Liabilities (1)	Total
Classification of realized and unrealized gains (losses) included in earnings for the three months ended March 31, 2008:
Card income	$-	$-	$-	$-	$-	$464	$-	$464
Equity investment income	-	-	-	-	-	6	-	6
Trading account profits (losses)	358	(560)	-	(2)	-	(30)	(5)	(239)
Mortgage banking income (loss)	132	-	-	-	(47)	(25)	-	60
Other income	-	-	(489)	(123)	-	8	(238)	(842)
Total	$490	$(560)	$(489)	$(125)	$(47)	$423	$(243)	$(551)
Classification of realized and unrealized gains (losses) included in earnings for the three months ended March 31, 2007:
Card income	$-	$-	$-	$-	$-	$181	$-	$181
Equity investment income	-	-	-	-	-	508	-	508
Trading account losses	(69)	(30)	-	-	-	-	-	(99)
Mortgage banking income	5	-	-	-	121	-	-	126
Other income	-	-	-	1	-	41	(28)	14
Total	$(64)	$(30)	$-	$1	$121	$730	$(28)	$730

(1)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159.

(2)	Amounts include certain portfolios of LHFS which are accounted for at fair value in accordance with SFAS 159.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended March 31, 2008 and 2007 for Level 3 assets and liabilities that are still held at March 31, 2008 and 2007. These amounts include changes in fair value of loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

	Changes in Unrealized Gains (Losses)
Level 3 Instruments Only (Dollars in millions)	Net Derivatives	Trading Account Assets	Available- for- Sale Debt Securities	Loans and Leases (1)	Mortgage Servicing Rights	Other Assets (2)	Accrued Expenses and Other Liabilities (1)	Total
Changes in unrealized gains (losses) relating to assets still held at reporting date for the three months ended March 31, 2008:
Card income	$-	$-	$-	$-	$-	$203	$-	$203
Equity investment income	-	-	-	-	-	(62)	-	(62)
Trading account profits (losses)	103	(541)	-	-	-	(27)	-	(465)
Mortgage banking income (loss)	71	-	-	-	(96)	(19)	-	(44)
Other income	-	-	(476)	(153)	-	(1)	(354)	(984)
Total	$174	$(541)	$(476)	$(153)	$(96)	$94	$(354)	$(1,352)
Changes in unrealized gains (losses) relating to assets still held at reporting date for the three months ended March 31, 2007:
Card income	$-	$-	$-	$-	$-	$28	$-	$28
Equity investment income	-	-	-	-	-	118	-	118
Trading account losses	(158)	(30)	-	-	-	-	-	(188)
Mortgage banking income	4	-	-	-	60	-	-	64
Other income	-	-	-	(1)	-	-	(31)	(32)
Total	$(154)	$(30)	$-	$(1)	$60	$146	$(31)	$(10)

(1)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

(2)	Amounts include certain portfolios of LHFS which are accounted for at fair value in accordance with SFAS 159.

Certain assets and liabilities are measured at fair value on a non-recurring basis (e.g., LHFS, unfunded loan commitments held-for-sale, and commercial and residential reverse mortgage MSRs, all of which are carried at the lower of cost or market). At March 31, 2008 and December 31, 2007, LHFS that the Corporation does not account for at fair value with an aggregate cost of $19.78 billion and $14.70 billion had been written down to fair value of $18.66 billion and $14.50 billion (of which $1.93 billion and $1.20 billion were measured using Level 2 inputs, and $16.73 billion and $13.30 billion were measured using Level 3 inputs within the fair value hierarchy). During the three months ended March 31, 2008 and 2007, losses of $509 million and $41 million were recorded in other income (primarily leveraged LHFS), losses of $8 million and $4 million were recorded in mortgage banking income (primarily consumer mortgage LHFS), and losses of $173 million and $0 were recorded in trading account profits (losses) (primarily commercial mortgage LHFS).

NOTE 15 – Mortgage Servicing Rights

The Corporation accounts for residential first mortgage MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives such as options, forward settlement contracts and interest rate swaps.

The following table presents activity for residential first mortgage MSRs for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
(Dollars in millions)	2008	2007
Balance, beginning of the period	$3,053	$2,869
Additions	366	171
Impact of customer payments	(197)	(183)
Other changes in MSR market value	(59)	106
Balance, March 31	$3,163	$2,963

For the three months ended March 31, 2008, other changes in MSR market value of $(59) million reflects the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of model changes. The amount does not include $12 million resulting from the actual cash received exceeding expected prepayments. The net amount of $(47) million is included in the line “mortgage banking income (loss)” in the table “Total Gains (Losses)” in Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

The key economic assumptions used in valuations of MSRs include modeled prepayment rates, the resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $307 million and $294 million at March 31, 2008 and December 31, 2007 and are not included in the table above.

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

All Other

All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated (e.g., the Corporation’s operations in Chile and Uruguay and Marsico Capital Management, LLC). All Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that did not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS No. 52, “Foreign Currency Translation” revaluation of foreign denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. All Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments. In addition, GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

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

The following table presents total revenue, net of interest expense, on a FTE basis and net income for the three months ended March 31, 2008 and March 31, 2007, and total assets at March 31, 2008 and 2007 for each business segment, as well as All Other.

Business Segments
Three Months Ended March 31
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Net interest income (4)	$10,291	$8,597	$7,684	$7,004	$3,599	$2,422
Noninterest income	7,012	9,887	5,622	4,327	(431)	2,978
Total revenue, net of interest expense	17,303	18,484	13,306	11,331	3,168	5,400
Provision for credit losses (5)	6,010	1,235	6,452	2,411	523	115
Amortization of intangibles	446	389	331	328	48	43
Other noninterest expense	8,749	8,708	4,808	4,347	2,413	2,887
Income before income taxes	2,098	8,152	1,715	4,245	184	2,355
Income tax expense (4)	888	2,897	625	1,573	69	878
Net income	$1,210	$5,255	$1,090	$2,672	$115	$1,477
Period-end total assets	$1,736,502	$1,502,157	$437,237	$409,883	$791,962	$716,132

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2008	2007	2008	2007
Net interest income (4)	$998	$923	$(1,990)	$(1,752)
Noninterest income	924	858	897	1,724
Total revenue, net of interest expense	1,922	1,781	(1,093)	(28)
Provision for credit losses (5)	243	23	(1,208)	(1,314)
Amortization of intangibles	60	16	7	2
Other noninterest expense	1,256	959	272	515
Income (loss) before income taxes	363	783	(164)	769
Income tax expense (4)	135	292	59	154
Net income (loss)	$228	$491	$(223)	$615
Period-end total assets	$163,013	$127,404	$344,290	$248,738

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

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

Global Consumer and Small Business Banking – Reconciliation
	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$7,684	$(2,055)	$5,629	$7,004	$(1,890)	$5,114
Noninterest income:
Card income	2,725	704	3,429	2,381	839	3,220
Service charges	1,566	-	1,566	1,377	-	1,377
Mortgage banking income	656	-	656	302	-	302
All other income	675	(65)	610	267	(77)	190
Total noninterest income	5,622	639	6,261	4,327	762	5,089
Total revenue, net of interest expense	13,306	(1,416)	11,890	11,331	(1,128)	10,203
Provision for credit losses	6,452	(1,416)	5,036	2,411	(1,128)	1,283
Noninterest expense	5,139	-	5,139	4,675	-	4,675
Income before income taxes	1,715	-	1,715	4,245	-	4,245
Income tax expense (3)	625	-	625	1,573	-	1,573
Net income	$1,090	$-	$1,090	$2,672	$-	$2,672

(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

All Other – Reconciliation
	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,990)	$2,055	$65	$(1,752)	$1,890	$138
Noninterest income:
Card income	664	(704)	(40)	721	(839)	(118)
Equity investment income	268	-	268	896	-	896
Gains on sales of debt securities	220	-	220	61	-	61
All other income (loss)	(255)	65	(190)	46	77	123
Total noninterest income	897	(639)	258	1,724	(762)	962
Total revenue, net of interest expense	(1,093)	1,416	323	(28)	1,128	1,100
Provision for credit losses	(1,208)	1,416	208	(1,314)	1,128	(186)
Merger and restructuring charges	170	-	170	111	-	111
All other noninterest expense	109	-	109	406	-	406
Income (loss) before income taxes	(164)	-	(164)	769	-	769
Income tax expense (3)	59	-	59	154	-	154
Net income (loss)	$(223)	$-	$(223)	$615	$-	$615

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.

(2)	The securitization offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis

The following table presents reconciliations of the three business segments’ (GCSBB, GCIB and GWIM) total revenue, net of interest expense, on a FTE basis and net income to the Consolidated Statement of Income. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended March 31
(Dollars in millions)	2008	2007
Segments’ total revenue, net of interest expense (1)	$18,396	$18,512
Adjustments:
ALM activities	279	96
Equity investment income	268	896
Liquidating businesses	73	426
FTE basis adjustment	(300)	(329)
Managed securitization impact to total revenue, net of interest expense	(1,416)	(1,128)
Other	(297)	(318)
Consolidated revenue, net of interest expense	$17,003	$18,155
Segments’ net income	$1,433	$4,640
Adjustments, net of taxes:
ALM activities	(28)	(4)
Equity investment income	169	564
Liquidating businesses	33	305
Merger and restructuring charges	(107)	(70)
Other	(290)	(180)
Consolidated net income	$1,210	$5,255

(1)	FTE basis

Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations Table of Contents	Page

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 130.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of Bank of America Corporation and its subsidiaries (the Corporation) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed under Item 1A. “Risk Factors” of the Corporation’s 2007 Annual Report on Form 10-K. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

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

At March 31, 2008, the Corporation had $1.7 trillion in assets and approximately 209,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Events

2008 Continuing Market Dislocations and Economic Environment

The market dislocations experienced in the financial markets that began during the second half of 2007 continued during the first quarter of 2008. Significant and broad-based illiquidity in the credit markets combined with lingering concern about subprime loans have driven continued deterioration in the value of certain structured securities (e.g., CDOs) resulting in additional losses on CDOs and related subprime exposure (CDO exposure). The continuing market dislocations also resulted in other trading account losses related primarily to our structured and credit products, including writedowns on our leveraged finance and CMBS portfolios. For more information on CDOs, leveraged finance, the related ongoing exposure and the impacts of the continuing market dislocation, see the Capital Markets and Advisory Services (CMAS) discussion beginning on page 65.

In addition, the market illiquidity continued to impact the credit ratings of certain structured investment vehicles (SIVs). During the first quarter, we provided additional support to certain cash funds managed within GWIM by entering into capital commitments and purchasing certain investments from these funds. For more information on our cash fund support, see the GWIM discussion beginning on page 72.

Furthermore, the slowing economy and declining consumer real estate prices have continued to negatively affect our home equity portfolio as well as other areas of our consumer portfolio. In addition, deterioration in the credit quality of our small business and commercial homebuilder portfolios has continued. For more information on credit quality, see the Credit Risk Management discussion beginning on page 92.

The subprime mortgage dislocation also impacted the ratings of certain monoline insurance providers (monolines), which has affected the pricing of certain municipal securities and the liquidity of the short-term public finance markets. We have direct and indirect exposure to monolines and, in certain situations, recognized losses related to some of these exposures during the first quarter. For more information related to our monoline exposure, see the Industry Concentrations discussion on page 110.

The above conditions together with deterioration in the overall economy will continue to affect these and other markets in which we do business and will adversely impact our results in 2008. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

Other Recent Events

In April 2008, we issued 160 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series M (Series M Preferred Stock) with a par value of $0.01 per share for $4.0 billion. The fixed rate is 8.125 percent through May 14, 2018 and then adjusts to three-month LIBOR plus 364 basis points (bps) thereafter.

In April 2008, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.64 per share, payable on June 27, 2008 to common shareholders of record on June 6, 2008. In January 2008, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share which was paid on March 28, 2008 to common shareholders of record on March 7, 2008.

In January 2008, we announced changes in our CMAS business within GCIB which better align the strategy of this business with GCIB’s broader integrated platform. We continue to provide corporate, commercial and sponsored clients with debt and equity capital-raising services, strategic advice, and a full range of corporate banking capabilities. However, we have reduced activities in certain structured products (e.g., CDOs) and are resizing the international platform to emphasize debt, cash management, and selected trading services, including rates and foreign exchange. This realignment, once completed, will result in the reduction of 680 front office personnel with additional infrastructure headcount reduction. We also plan to sell our equity prime brokerage business.

In January 2008, we announced a definitive agreement to purchase all outstanding shares of Countrywide Financial Corporation (Countrywide), the largest mortgage lender in the U. S., for approximately $4.0 billion in common stock.

Countrywide shareholders’ would receive 0.1822 shares of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The acquisition would make us the nation’s leading mortgage lender and loan servicer. The completion of this transaction is subject to closing conditions and regulatory approvals and is expected to close early in the third quarter of 2008. In August of 2007, we made a $2.0 billion investment in Countrywide in the form of Series B non-voting convertible preferred securities yielding 7.25 percent.

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

Performance Overview

Net income was $1.2 billion, or $0.23 per diluted common share for the three months ended March 31, 2008, decreases of 77 percent and 80 percent from $5.3 billion, or $1.16 per diluted common share for the same period in 2007.

Table 1
Business Segment Total Revenue and Net Income
	Three Months Ended March 31
	Total Revenue (1)		Net Income
(Dollars in millions)	2008	2007	2008	2007
Global Consumer and Small Business Banking (2)	$13,306	$11,331	$1,090	$2,672
Global Corporate and Investment Banking	3,168	5,400	115	1,477
Global Wealth and Investment Management	1,922	1,781	228	491
All Other (2)	(1,093)	(28)	(223)	615
Total FTE basis	17,303	18,484	1,210	5,255
FTE adjustment	(300)	(329)	-	-
Total Consolidated	$17,003	$18,155	$1,210	$5,255

(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 50.
(2)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

The table above presents total revenue and net income for the business segments and All Other and the following discussion presents a summary of the results for the business segments and All Other. For more information on these results, see Business Segment Operations beginning on page 56.

•

GCSBB’s net income decreased as higher revenue was more than offset by increased provision for credit losses and noninterest expense. Revenue increased driven by the impacts of organic growth, the LaSalle Bank Corporation (LaSalle) acquisition and the gain on the Visa initial public offering (IPO). Higher provision for credit losses resulted from the impacts of the housing weakness and slowing economy. Noninterest expense increased due to the addition of LaSalle, partially offset by the reversal of Visa-related litigation costs. For more information on GCSBB, see page 57.

•

GCIB’s net income decreased driven by losses associated with our CDO-related exposures and the continuing impact of the market disruptions on various parts of our CMAS business. Also contributing was a higher provision for credit losses due to the impact of the housing market slowdown on the homebuilder loan portfolio. For more information on GCIB, see page 63.

•

GWIM’s net income decreased as higher total revenue was more than offset by higher provision for credit losses and noninterest expense. Total revenue grew due to increased net interest income and growth in investment and brokerage services income partially offset by losses associated with the support provided to certain cash funds managed within GWIM. Provision for credit losses increased driven by deterioration in the home equity portfolio. Noninterest expense increased due to the addition of U.S. Trust Corporation and LaSalle. For more information on GWIM, see page 72.

•

All Other reported a net loss due to a decline in equity investment income combined with increased provision for credit losses on our ALM residential mortgage portfolio. For more information on All Other, see page 77.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $1.7 billion to $10.3 billion for the three months ended March 31, 2008 compared to the same period in 2007. The increase was driven by the contribution from market-based net interest income related to our CMAS business, which benefited from a decrease in the cost of market-based funding due to a decline in short-term interest rates, as well as higher loan levels and the acquisition of LaSalle. Partially offsetting these increases was the impact of competitive deposit pricing in the industry as well as the lagged effect of repricing our deposit products in a decreasing rate environment. The net interest yield on a FTE basis increased 12 bps to 2.73 percent for the three months ended March 31, 2008 compared to the same period in 2007, due to the improvement in market-based yield related to our CMAS business stated above, partially offset by the impact of the addition of LaSalle. For more information on net interest income on a FTE basis, see Table 7 on page 54.

Noninterest Income

Table 2
Noninterest Income
	Three Months Ended March 31
(Dollars in millions)	2008	2007
Card income	$3,639	$3,333
Service charges	2,397	2,072
Investment and brokerage services	1,340	1,149
Investment banking income	476	638
Equity investment income	1,054	1,014
Trading account profits (losses)	(1,783)	872
Mortgage banking income	451	213
Gains on sales of debt securities	225	62
Other income (loss)	(787)	534
Total noninterest income	$7,012	$9,887

Noninterest income decreased $2.9 billion to $7.0 billion for the three months ended March 31, 2008 compared to the same period in 2007, due to the following:

•	Card income on a held basis grew $306 million primarily due to the favorable change in value of the interest-only strip and an increase in cash advance fees.

•	Service charges grew $325 million resulting from new account growth in deposit accounts and the beneficial impact of the LaSalle acquisition.

•

Investment and brokerage services increased $191 million due primarily to the U.S. Trust Corporation and LaSalle acquisitions, organic growth in AUM and brokerage activity partially offset by the absence of fee income in the first quarter resulting from the sale of Marsico Capital Management, LLC (Marsico) in 2007.

•	Investment banking income decreased $162 million driven by reduced debt underwriting and advisory fees due to current disruptions in the markets.

•

Equity investment income increased $40 million as the gain associated with the Visa IPO of $776 million was offset by a reduction in gains from our Principal Investing portfolio due to the lack of liquidity in the marketplace.

•

Trading account profits (losses) were $(1.8) billion for the three months ended March 31, 2008, related to our CDO exposure and the continuing impact of the market disruptions on various parts of our CMAS business. Impairment writedowns associated with CDO securities classified as AFS were recognized in other income. For more information on the impact of these events refer to the GCIB discussion beginning on page 63.

•

Mortgage banking income increased $238 million due to an increased MSR valuation and higher mortgage volume which was originated for distribution, partially offset by the impact of widening credit spreads and illiquidity in the secondary market. The adoption of SAB 109 resulted in the recognition of $90 million in incremental mortgage banking income for the three months ended March 31, 2008.

•

Other income (loss) decreased $1.3 billion to a loss of $787 million due to impairment writedowns of $561 million associated with CDOs classified as AFS debt securities and $439 million of writedowns associated with our leveraged finance loans and commitments. In addition, we recorded losses of $220 million associated with the support provided to certain cash funds managed within GWIM and writedowns of certain investments that were purchased from the funds.

Provision for Credit Losses

The provision for credit losses increased $4.8 billion to $6.0 billion for the three months ended March 31, 2008 compared to the same period in 2007. Deterioration in the housing markets, particularly in geographic areas that have experienced the most significant home price declines as well as seasoning and the impacts of a slowing economy drove reserve increases and higher net charge-offs.

For more information on credit quality, see Provision for Credit Losses beginning on page 115.

Noninterest Expense

Table 3
Noninterest Expense
	Three Months Ended March 31
(Dollars in millions)	2008	2007
Personnel	$4,726	$5,025
Occupancy	849	713
Equipment	396	350
Marketing	637	555
Professional fees	285	229
Amortization of intangibles	446	389
Data processing	563	437
Telecommunications	260	251
Other general operating	863	1,037
Merger and restructuring charges	170	111
Total noninterest expense	$9,195	$9,097

Noninterest expense increased $98 million to $9.2 billion for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to increases in various line items including occupancy, data processing, marketing and merger and restructuring charges. Personnel expense declined $299 million as the impact of the acquisitions of LaSalle and U.S. Trust Corporation were more than offset by a reduction in performance-based incentive compensation and a decrease in stock-based compensation granted to eligible employees. Other general operating expense decreased by $174 million mostly driven by the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO.

Income Tax Expense

Income tax expense was $588 million for the three months ended March 31, 2008 compared to $2.6 billion for the same period in 2007 resulting in an effective tax rate of 32.7 percent and 32.8 percent.

Assets

At March 31, 2008, total assets were $1.7 trillion, an increase of $20.8 billion, or one percent, from December 31, 2007. Growth in period end total assets was mostly due to increases in derivative assets, debt securities and other assets. These increases were partially offset by a decrease in federal funds sold and securities purchased under resale agreements. The increase in derivative assets was primarily due to the weakening of the U.S. dollar which drove higher replacement costs for outstanding foreign currency contracts and an increase in the value of our credit derivatives due to widening credit spreads on purchased credit protection. Debt securities increased due in part to the securitization of residential mortgage loans into mortgage-backed securities that were retained by us. The increase in other assets was primarily due to higher levels of unsettled trades relating to our capital markets activities which have cleared since quarter end.

Average total assets for the three months ended March 31, 2008 increased $243.5 billion, or 16 percent, from the comparable period in 2007 primarily due to higher loans and leases and debt securities. The increase in average loans and leases was attributable to organic growth and the LaSalle merger. The increase in debt securities was driven by the LaSalle merger.

Liabilities and Shareholders’ Equity

At March 31, 2008, total liabilities were $1.6 trillion, an increase of $11.3 billion, or one percent, from December 31, 2007. The increase in period end total liabilities was primarily attributable to increases in accrued expenses and other liabilities mostly due to higher payables associated with our capital markets activities. Partially offsetting this increase was a decrease in foreign office interest-bearing deposits.

Average total liabilities for the three months ended March 31, 2008 increased $222.4 billion, or 16 percent, from the comparable period in 2007. The increase in average total liabilities was attributable to higher deposits and long-term debt to support growth in overall assets and fund the LaSalle merger. In addition these increases were attributable to the assumption of liabilities associated with LaSalle.

Period end shareholders’ equity was $156.3 billion at March 31, 2008, an increase of $9.5 billion from December 31, 2007, due to the issuance of preferred stock of $12.9 billion, net income and the issuance of common stock related to restricted stock activity. These increases were partially offset by dividend payments and a decrease in accumulated OCI.

Average shareholders’ equity for the three months ended March 31, 2008 compared to the same period in 2007, increased $21.1 billion to $154.7 billion due to the same period-end factors discussed above except that accumulated OCI increased due to the fair value adjustment related to our investment in China Construction Bank (CCB).

Table 4
Selected Quarterly Financial Data
	2008 Quarter	2007 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$9,991	$9,164	$8,615	$8,386	$8,268
Noninterest income	7,012	3,508	7,314	11,177	9,887
Total revenue, net of interest expense	17,003	12,672	15,929	19,563	18,155
Provision for credit losses	6,010	3,310	2,030	1,810	1,235
Noninterest expense, before merger and restructuring charges	9,025	10,137	8,459	9,018	8,986
Merger and restructuring charges	170	140	84	75	111
Income (loss) before income taxes	1,798	(915)	5,356	8,660	7,823
Income tax expense (benefit)	588	(1,183)	1,658	2,899	2,568
Net income	$1,210	$268	$3,698	$5,761	$5,255
Average common shares issued and outstanding (in thousands)	4,427,823	4,421,554	4,420,616	4,419,246	4,432,664
Average diluted common shares issued and outstanding (in thousands)	4,461,201	4,470,108	4,475,917	4,476,799	4,497,028
Performance ratios
Return on average assets	0.28%	0.06%	0.93%	1.48%	1.40%
Return on average common shareholders’ equity	2.90	0.60	11.02	17.55	16.16
Return on tangible shareholders’ equity (1)	6.31	1.60	21.90	34.06	31.39
Total ending equity to total ending assets	9.00	8.56	8.77	8.85	8.98
Total average equity to total average assets	8.77	8.32	8.51	8.55	8.78
Dividend payout	n/m	n/m	77.97	43.60	48.02
Per common share data
Earnings	$0.23	$0.05	$0.83	$1.29	$1.18
Diluted earnings	0.23	0.05	0.82	1.28	1.16
Dividends paid	0.64	0.64	0.64	0.56	0.56
Book value	31.22	32.09	30.45	29.95	29.74
Market price per share of common stock
Closing	$37.91	$41.26	$50.27	$48.89	$51.02
High closing	45.03	52.71	51.87	51.82	54.05
Low closing	35.31	41.10	47.00	48.80	49.46
Market capitalization	$168,806	$183,107	$223,041	$216,922	$226,481
Average balance sheet
Total loans and leases	$875,661	$868,119	$780,516	$740,199	$714,042
Total assets	1,764,927	1,742,467	1,580,565	1,561,649	1,521,418
Total deposits	787,623	781,625	702,481	697,035	686,704
Long-term debt	198,463	196,444	175,265	158,500	148,627
Common shareholders’ equity	141,456	141,085	131,606	130,700	130,737
Total shareholders’ equity	154,728	144,924	134,487	133,551	133,588
Asset Quality
Allowance for credit losses (2)	$15,398	$12,106	$9,927	$9,436	$9,106
Nonperforming assets measured at historical cost	7,827	5,948	3,372	2,392	2,059
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (3)	1.71%	1.33%	1.21%	1.20%	1.21%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	203	207	300	397	443
Net charge-offs	$2,715	$1,985	$1,573	$1,495	$1,427
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (3)	1.25%	0.91%	0.80%	0.81%	0.81%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (3)	0.84	0.64	0.40	0.30	0.27
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (3)	0.90	0.68	0.43	0.32	0.29
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.36	1.47	1.53	1.51	1.51
Capital ratios (period end)
Risk-based capital:
Tier 1	7.51%	6.87%	8.22%	8.52%	8.57%
Total	11.71	11.02	11.86	12.11	11.94
Tier 1 Leverage	5.61	5.04	6.20	6.33	6.25

(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 50.

(2)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(3)	Ratios do not include loans measured at fair value in accordance with SFAS 159.
n/m	= not meaningful

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

Table 5 Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Three Months Ended March 31
(Dollars in millions)	2008	2007
Operating basis
Operating earnings	$1,317	$5,325
Return on average assets	0.30%	1.42%
Return on average common shareholders’ equity	3.20	16.38
Return on average tangible shareholders’ equity	6.87	31.81
Operating efficiency ratio (FTE basis)	52.15	48.62
Dividend payout ratio	n/m	47.39
Operating leverage (FTE basis)	(6.82)	1.13
FTE basis data
Net interest income	$10,291	$8,597
Total revenue, net of interest expense	17,303	18,484
Net interest yield	2.73%	2.61%
Efficiency ratio	53.13	49.22
Reconciliation of net income to operating earnings
Net income	$1,210	$5,255
Merger and restructuring charges	170	111
Related income tax benefit	(63)	(41)
Operating earnings	$1,317	$5,325
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$154,728	$133,588
Average goodwill	(77,628)	(65,703)
Average tangible shareholders’ equity	$77,100	$67,885
Reconciliation of return on average assets to operating return on average assets
Return on average assets	0.28%	1.40%
Effect of merger and restructuring charges, net-of-tax	0.02	0.02
Operating return on average assets	0.30%	1.42%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	2.90%	16.16%
Effect of merger and restructuring charges, net-of-tax	0.30	0.22
Operating return on average common shareholders’ equity	3.20%	16.38%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	6.31%	31.39%
Effect of merger and restructuring charges, net-of-tax	0.56	0.42
Operating return on average tangible shareholders’ equity	6.87%	31.81%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	53.13%	49.22%
Effect of merger and restructuring charges	(0.98)	(0.60)
Operating efficiency ratio	52.15%	48.62%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	n/m	48.02%
Effect of merger and restructuring charges, net-of-tax	n/m	(0.63)
Operating dividend payout ratio	n/m	47.39%
Reconciliation of operating leverage to operating basis operating leverage (FTE basis)
Operating leverage	(7.46)%	1.00%
Effect of merger and restructuring charges	0.64	0.13
Operating leverage	(6.82)%	1.13%

n/m = not meaningful

Core Net Interest Income – Managed Basis

We manage core net interest income—managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 63, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for CMAS. We also adjust for loans that we originated and subsequently sold into certain securitizations. These securitizations include off-balance sheet loans and leases, primarily credit card securitizations where servicing is retained by the Corporation, but excludes first mortgage securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 6

Core Net Interest Income – Managed Basis
	Three Months Ended March 31
(Dollars in millions)	2008	2007
Net interest income (1)

As reported	$10,291	$8,597

Impact of market-based net interest income (2)	(1,308)	(481)

Core net interest income	8,983	8,116

Impact of securitizations (3)	2,090	1,859

Core net interest income – managed basis	$11,073	$9,975

Average earning assets

As reported	$1,510,295	$1,321,946

Impact of market-based earning assets (2)	(403,403)	(409,291)

Core average earning assets	1,106,892	912,655

Impact of securitizations	102,577	102,529

Core average earning assets – managed basis	$1,209,469	$1,015,184

Net interest yield contribution (1, 4)

As reported	2.73%	2.61%

Impact of market-based activities (2)	0.52	0.96

Core net interest yield on earning assets	3.25	3.57

Impact of securitizations	0.42	0.38

Core net interest yield on earning assets – managed basis	3.67%	3.95%

(1)	FTE basis
(2)

Represents the impact of market-based amounts included in the CMAS business within GCIB. For the three months ended March 31, 2008, the impact of market-based net interest income excludes $27 million of net interest income on loans that are accounted for at fair value in accordance with SFAS 159.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the segment view which utilizes funds transfer pricing methodologies.
(4)	Calculated on an annualized basis.

Core net interest income on a managed basis increased $1.1 billion for the three months ended March 31, 2008 compared to the same period in 2007. The increase was driven by higher consumer and commercial loan levels from organic growth, the positive impact of the LaSalle acquisition, and increased hedge income. These increases were partially offset by the impact of competitive deposit pricing in the industry, primarily consumer time deposits, as well as the lagged effect of repricing our deposit products in a decreasing rate environment and a shift in funding mix.

On a managed basis, core average earning assets increased $194.3 billion for the three months ended March 31, 2008 compared to the same period in 2007 due to higher levels of managed loans, increased levels from ALM activities and the impact of the LaSalle acquisition.

Core net interest yield on a managed basis decreased 28 bps to 3.67 percent for the three months ended March 31, 2008 compared to the same period in 2007 and was driven by competitively pricing our deposits in a decreasing rate environment, the impact of the funding of the LaSalle acquisition and a shift in the funding mix.

Table 7 Quarterly Average Balances and Interest Rates - FTE Basis
	First Quarter 2008			Fourth Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,596	$94	3.56%	$10,459	$122	4.63%
Federal funds sold and securities purchased under agreements to resell	145,043	1,208	3.34	151,938	1,748	4.59
Trading account assets	192,410	2,417	5.04	190,700	2,422	5.06
Debt securities (1)	219,377	2,835	5.17	206,873	2,795	5.40
Loans and leases (2):
Residential mortgage	270,541	3,837	5.68	277,058	3,972	5.73
Credit card – domestic	63,277	1,774	11.28	60,063	1,781	11.76
Credit card – foreign	15,241	474	12.51	14,329	464	12.86
Home equity	116,562	1,872	6.46	112,369	2,043	7.21
Direct/Indirect consumer (3)	78,941	1,699	8.65	75,426	1,658	8.72
Other consumer (4)	3,813	87	9.14	3,918	71	7.24
Total consumer	548,375	9,743	7.13	543,163	9,989	7.32
Commercial – domestic	212,394	3,198	6.06	213,200	3,704	6.89
Commercial real estate (5)	62,202	887	5.74	59,702	1,053	6.99
Commercial lease financing	22,227	261	4.69	22,239	574	10.33
Commercial – foreign	30,463	387	5.11	29,815	426	5.67
Total commercial	327,286	4,733	5.81	324,956	5,757	7.03
Total loans and leases	875,661	14,476	6.64	868,119	15,746	7.21
Other earning assets	67,208	1,129	6.75	74,909	1,296	6.89
Total earning assets (6)	1,510,295	22,159	5.89	1,502,998	24,129	6.39
Cash and cash equivalents	33,949			33,714
Other assets, less allowance for loan and lease losses	220,683			205,755
Total assets	$1,764,927			$1,742,467

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,798	$50	0.63%	$31,961	$50	0.63%
NOW and money market deposit accounts	248,949	1,139	1.84	240,914	1,334	2.20
Consumer CDs and IRAs	188,005	2,071	4.43	183,910	2,179	4.70
Negotiable CDs, public funds and other time deposits	32,201	320	4.00	34,997	420	4.76
Total domestic interest-bearing deposits	500,953	3,580	2.87	491,782	3,983	3.21
Foreign interest-bearing deposits:
Banks located in foreign countries	39,196	400	4.10	45,050	557	4.91
Governments and official institutions	14,650	132	3.62	16,506	192	4.62
Time, savings and other	53,064	476	3.61	51,919	521	3.98
Total foreign interest-bearing deposits	106,910	1,008	3.79	113,475	1,270	4.44
Total interest-bearing deposits	607,863	4,588	3.04	605,257	5,253	3.44
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	452,854	4,142	3.68	456,530	5,599	4.87
Trading account liabilities	82,432	840	4.10	81,500	825	4.02
Long-term debt	198,463	2,298	4.63	196,444	2,638	5.37
Total interest-bearing liabilities (6)	1,341,612	11,868	3.55	1,339,731	14,315	4.25
Noninterest-bearing sources:
Noninterest-bearing deposits	179,760			176,368
Other liabilities	88,827			81,444
Shareholders’ equity	154,728			144,924
Total liabilities and shareholders’ equity	$1,764,927			$1,742,467
Net interest spread			2.34%			2.14%
Impact of noninterest-bearing sources			0.39			0.47
Net interest income/yield on earning assets		$10,291	2.73%		$9,814	2.61%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(3)

Includes foreign consumer loans of $3.3 billion in the first quarter of 2008, and $3.6 billion, $3.8 billion, $3.9 billion and $3.9 billion in the fourth, third, second and first quarters of 2007, respectively.

(4)

Includes consumer finance loans of $3.0 billion in the first quarter of 2008, and $3.1 billion, $3.2 billion, $3.4 billion and $3.0 billion in the fourth, third, second and first quarters of 2007, respectively; and other foreign consumer loans of $857 million in the first quarter of 2008, and $845 million, $843 million, $775 million and $1.9 billion in the fourth, third, second and first quarters of 2007, respectively.

(5)

Includes domestic commercial real estate loans of $61.0 billion of the first quarter of 2008, and $58.5 billion, $38.0 billion, $36.2 billion and $35.5 billion in the fourth, third, second and first quarters of 2007, respectively.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $103 million in the first quarter of 2008, and $134 million, $170 million, $117 million and $121 million in the fourth, third, second and first quarters of 2007, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on liabilities $49 million in the first quarter of 2008, and $201 million, $226 million, $207 million and $179 million in the fourth, third, second and first quarters of 2007, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 124.

Quarterly Average Balances and Interest Rates –FTE Basis (continued)

	Third Quarter 2007			Second Quarter 2007			First Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$11,879	$148	4.92%	$15,310	$188	4.92%	$15,023	$169	4.57%
Federal funds sold and securities purchased under agreements to resell	139,259	1,839	5.27	166,258	2,156	5.19	166,195	1,979	4.79
Trading account assets	194,661	2,604	5.33	188,287	2,364	5.03	175,249	2,357	5.41
Debt securities (1)	174,568	2,380	5.45	177,834	2,394	5.39	186,498	2,451	5.27
Loans and leases (2):
Residential mortgage	274,385	3,928	5.72	260,099	3,708	5.70	246,618	3,504	5.69
Credit card – domestic	57,491	1,780	12.29	56,235	1,777	12.67	57,720	1,887	13.26
Credit card – foreign	11,995	371	12.25	11,946	350	11.76	11,133	317	11.55
Home equity	98,611	1,884	7.58	94,267	1,779	7.57	89,559	1,679	7.60
Direct/Indirect consumer (3)	73,245	1,600	8.67	68,175	1,441	8.48	64,038	1,303	8.25
Other consumer (4)	4,055	96	9.47	4,153	100	9.71	4,928	122	9.93
Total consumer	519,782	9,659	7.39	494,875	9,155	7.41	473,996	8,812	7.50
Commercial – domestic	176,554	3,207	7.21	166,529	3,039	7.32	163,620	2,934	7.27
Commercial real estate (5)	38,977	733	7.47	36,788	687	7.49	36,117	672	7.55
Commercial lease financing	20,044	246	4.91	19,784	217	4.40	19,651	175	3.55
Commercial – foreign	25,159	377	5.95	22,223	319	5.75	20,658	330	6.48
Total commercial	260,734	4,563	6.95	245,324	4,262	6.97	240,046	4,111	6.94
Total loans and leases	780,516	14,222	7.25	740,199	13,417	7.26	714,042	12,923	7.31
Other earning assets	74,912	1,215	6.46	70,311	1,108	6.31	64,939	1,010	6.28
Total earning assets (6)	1,375,795	22,408	6.48	1,358,199	21,627	6.38	1,321,946	20,889	6.37
Cash and cash equivalents	31,356			33,689			33,623
Other assets, less allowance for loan and lease losses	173,414			169,761			165,849
Total assets	$1,580,565			$1,561,649			$1,521,418

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,510	$50	0.62%	$33,039	$47	0.58%	$32,773	$41	0.50%
NOW and money market deposit accounts	215,078	1,104	2.04	212,330	987	1.86	212,249	936	1.79
Consumer CDs and IRAs	165,840	1,949	4.66	161,703	1,857	4.61	159,505	1,832	4.66
Negotiable CDs, public funds and other time deposits	17,392	227	5.20	16,256	191	4.70	13,376	136	4.12
Total domestic interest-bearing deposits	429,820	3,330	3.07	423,328	3,082	2.92	417,903	2,945	2.86
Foreign interest-bearing deposits:
Banks located in foreign countries	43,727	564	5.12	41,940	522	4.99	40,372	531	5.34
Governments and official institutions	17,206	218	5.03	17,868	224	5.02	14,482	178	4.98
Time, savings and other	41,868	433	4.09	40,335	433	4.31	39,534	380	3.90
Total foreign interest-bearing deposits	102,801	1,215	4.69	100,143	1,179	4.72	94,388	1,089	4.68
Total interest-bearing deposits	532,621	4,545	3.39	523,471	4,261	3.27	512,291	4,034	3.19
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	409,070	5,521	5.36	419,260	5,537	5.30	414,104	5,318	5.20
Trading account liabilities	86,118	906	4.17	85,550	821	3.85	77,635	892	4.66
Long-term debt	175,265	2,446	5.58	158,500	2,227	5.62	148,627	2,048	5.51
Total interest-bearing liabilities (6)	1,203,074	13,418	4.43	1,186,781	12,846	4.34	1,152,657	12,292	4.31
Noninterest-bearing sources:
Noninterest-bearing deposits	169,860			173,564			174,413
Other liabilities	73,144			67,753			60,760
Shareholders’ equity	134,487			133,551			133,588
Total liabilities and shareholders’ equity	$1,580,565			$1,561,649			$1,521,418
Net interest spread			2.05%			2.04%			2.06%
Impact of noninterest-bearing sources			0.56			0.55			0.55
Net interest income/yield on earning assets		$8,990	2.61%		$8,781	2.59%		$8,597	2.61%
For Footnotes, see page 54.

Business Segment Operations

Segment Description

We report the results of our operations through three business segments: GCSBB, GCIB and GWIM, with the remaining operations recorded in All Other. Certain prior period amounts have been reclassified to conform to current period presentation. For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue and net income, see Note 16 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 50. We begin by evaluating the operating results of the businesses which by definition excludes merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate and operational risk components. The Corporation as a whole benefits from risk diversification across the different businesses. This benefit is reflected as a reduction to allocated equity for each segment and is recorded in ALM/Other. The nature of these risks is discussed further beginning on page 87. Average equity is allocated to the business segments and related businesses, and is impacted by the portion of goodwill that is specifically assigned to the businesses and the unallocated portion of goodwill that resides in ALM/Other.

Global Consumer and Small Business Banking

	Three Months Ended March 31, 2008
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate	ALM/ Other
Net interest income (2)	$7,684	$1,967	$4,573	$633	$511
Noninterest income:
Card income	2,725	561	2,163	1	-
Service charges	1,566	1,564	-	2	-
Mortgage banking income	656	-	-	656	-
All other income (loss)	675	(2)	596	15	66
Total noninterest income	5,622	2,123	2,759	674	66
Total revenue, net of interest expense	13,306	4,090	7,332	1,307	577

Provision for credit losses (3)	6,452	80	4,312	1,897	163
Noninterest expense	5,139	2,435	1,964	640	100
Income (loss) before income taxes	1,715	1,575	1,056	(1,230)	314
Income tax expense (benefit) (2)	625	580	386	(457)	116
Net income (loss)	$1,090	$995	$670	$(773)	$198

Net interest yield (2)	8.25%	2.39%	8.01%	2.01%	n/m
Return on average equity (4)	6.64	24.03	5.86	(68.62)	n/m
Efficiency ratio (2)	38.62	59.54	26.79	48.96	n/m
Period end – total assets (5)	$437,237	$360,483	$256,962	$133,113	n/m

	Three Months Ended March 31, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate	ALM/ Other
Net interest income (2)	$7,004	$2,367	$3,975	$524	$138
Noninterest income:
Card income	2,381	499	1,880	2	-
Service charges	1,377	1,376	-	1	-
Mortgage banking income	302	-	-	302	-
All other income (loss)	267	(1)	192	4	72
Total noninterest income	4,327	1,874	2,072	309	72
Total revenue, net of interest expense	11,331	4,241	6,047	833	210

Provision for credit losses (3)	2,411	39	2,299	30	43
Noninterest expense	4,675	2,108	2,003	477	87
Income before income taxes	4,245	2,094	1,745	326	80
Income tax expense (2)	1,573	776	646	121	30
Net income	$2,672	$1,318	$1,099	$205	$50

Net interest yield (2)	8.12%	3.05%	7.98%	2.13%	n/m
Return on average equity (4)	17.62	35.79	10.31	23.33	n/m
Efficiency ratio (2)	41.26	49.71	33.13	57.24	n/m
Period end – total assets (5)	$409,883	$344,727	$232,386	$106,259	n/m

(1)	Presented on a managed basis, specifically Card Services.

(2)	FTE basis

(3)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(4)	Average allocated equity for GCSBB was $66.0 billion and $61.5 billion for the three months ended March 31, 2008 and 2007.

(5)	Total assets include asset allocations to match liabilities (i.e., deposits).

  n/m = not meaningful

	Ending Balance		Average Balance
(Dollars in millions)	March 31		Three Months Ended March 31
	2008	2007	2008	2007

Total loans and leases	$364,279	$309,992	$363,001	$308,105
Total earning assets (1)	383,874	354,183	374,409	349,672
Total assets (1)	437,237	409,883	428,756	403,463
Total deposits	349,606	334,918	343,436	326,480
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 32 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve approximately 59 million consumer and small business relationships utilizing our network of 6,148 banking centers, 18,491 domestic branded ATMs, and telephone and Internet channels. Within GCSBB, there are three primary businesses: Deposits, Card Services and Consumer Real Estate. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance). GCSBB, specifically Card Services, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 16 – Business Segment Information to the Consolidated Financial Statements.

Net income decreased $1.6 billion, or 59 percent, to $1.1 billion for the three months ended March 31, 2008 compared to the same period in 2007 as increases in noninterest income and net interest income were more than offset by higher provision for credit losses and noninterest expense.

Net interest income increased $680 million, or 10 percent, to $7.7 billion due to organic growth and the impact of the LaSalle acquisition on average loans and leases combined with higher contributions from our ALM activities due to our lower cost of wholesale funding. Partially offsetting these increases was the impact of competitive deposit pricing in the industry as well as the lagged effect of repricing our deposit products in a decreasing rate environment. Noninterest income increased $1.3 billion, or 30 percent, to $5.6 billion compared to the same period in 2007, mainly due to the $388 million gain related to Card Services’ allocation of the Visa IPO, and higher mortgage banking income, card income and service charges.

Provision for credit losses increased $4.0 billion to $6.5 billion for the three months ended March 31, 2008 compared to the same period in 2007. This increase was driven by a $2.0 billion increase in Card Services and a $1.9 billion increase in Consumer Real Estate. For further discussion related to Card Services and Consumer Real Estate, see their respective discussions beginning on pages 59 and 61.

Noninterest expense increased $464 million, or 10 percent, to $5.1 billion largely due to the addition of LaSalle, higher account and transaction volumes related to deposit and card products, and increased personnel and technology costs partially offset by the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO.

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

We added approximately 557 thousand net new retail checking accounts for the three months ended March 31, 2008. These additions resulted from continued improvement in sales and service results in the Banking Center Channel and Online, and the success of such products as Keep the Change™, Risk Free CDs, Balance Rewards and Affinity.

We continue to migrate qualifying affluent customers and their related deposit balances from GCSBB to GWIM. For the three months ended March 31, 2008, a total of $7.1 billion of deposits, including $2.3 billion related to the one-time migration of legacy LaSalle accounts, were migrated from GCSBB to GWIM compared to $3.6 billion in 2007. After migration, the associated net interest income, service charges and noninterest expense are recorded in GWIM.

Net income decreased $323 million, or 25 percent, to $995 million during the three months ended March 31, 2008 compared to the same period in 2007 as an increase in noninterest income was more than offset by lower net interest income combined with higher noninterest expense. Net interest income decreased $400 million, or 17 percent, to $2.0 billion for the three months ended March 31, 2008 compared to the same period in 2007 due to the impact of competitive deposit pricing in the industry as well as the lagged effect of repricing our deposit products in a decreasing rate environment partially offset by growth in average deposits. Average deposits increased $16.5 billion, or five percent, due to the acquisition of LaSalle and organic growth partially offset by the migration of customer relationships and related deposit balances to GWIM. The increase in noninterest income was driven by higher service charges of $188 million, or 14 percent, primarily as a result of new demand deposit account growth and the addition of LaSalle. Additionally, debit card revenue growth of $62 million, or 12 percent, was due to a higher number of checking accounts, increased usage, market penetration (i.e., increase in the number of existing account holders with debit cards) and the addition of LaSalle.

Noninterest expense increased $327 million, or 16 percent, to $2.4 billion for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to the addition of LaSalle, a higher number of accounts and transaction volumes.

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

Net income decreased $429 million, or 39 percent, to $670 million for the three months ended March 31, 2008 compared to same period in 2007 as growth in noninterest income and net interest income was more than offset by higher provision for credit losses.

Net interest income increased $598 million, or 15 percent, to $4.6 billion driven by higher managed average loans and leases of $28.0 billion, or 14 percent. Noninterest income grew $687 million, or 33 percent, to $2.8 billion for the three months ended March 31, 2008, compared to the same period in 2007, mainly due to the $388 million gain related to Card Services’ allocation of the Visa IPO and an increase of $283 million in card income. Card income was impacted by a favorable change in the value of the interest-only strip and higher cash advance fees related to organic loan growth in domestic credit card and unsecured lending.

Provision for credit losses increased $2.0 billion to $4.3 billion for the three months ended March 31, 2008, compared to the same period in 2007, primarily driven by reserve increases and higher managed losses reflecting the impacts of the slowing economy and seasoning of portfolio growth. For further discussion, see Provision for Credit Losses beginning on page 115.

Noninterest expense remained relatively flat at $2.0 billion compared to 2007, as higher personnel-related expenses and technology related costs primarily driven by increased customer assistance and collection infrastructure were offset by the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO.

Key Statistics (Dollars in millions)	Three Months Ended March 31
	2008	2007
Card Services
Average – total loans and leases:
Managed	$229,147	$201,166
Held	123,971	99,390
Period end – total loans and leases:
Managed	229,973	200,424
Held	122,126	98,061
Managed net losses (1):
Amount	3,073	2,331
Percent (3)	5.39%	4.70%

Credit Card (2)
Average – total loans and leases:
Managed	$183,694	$167,392
Held	78,518	68,853
Period end – total loans and leases:
Managed	183,758	165,415
Held	75,911	65,920
Managed net losses (1):
Amount	2,372	1,953
Percent (3)	5.19%	4.73%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.
(2)	Includes U.S. consumer card and foreign credit card. Does not include business card and unsecured lending.
(3)	Ratios are calculated as annualized managed net losses divided by average outstanding managed loans and leases during the period.

The table above and the following discussion presents select key indicators for the Card Services and credit card portfolios.

Managed Card Services net losses increased $742 million to $3.1 billion, or 5.39 percent of average outstandings for the three months ended March 31, 2008, compared to $2.3 billion, or 4.70 percent in the same period in 2007. This increase was driven by portfolio seasoning, the impacts of a slowing economy and higher bankruptcies.

Managed Card Services total average loans and leases increased $28.0 billion to $229.1 billion for the three months ended March 31, 2008 compared to the same period in 2007, driven by growth primarily in the domestic card and unsecured lending portfolios.

Managed credit card net losses increased $419 million to $2.4 billion, or 5.19 percent of average credit card outstandings for the three months ended March 31, 2008, compared to $2.0 billion, or 4.73 percent for the same period in 2007. The increase was driven by the same factors as described above.

Managed credit card total average loans and leases increased $16.3 billion to $183.7 billion for the three months ended March 31, 2008 compared to the same period in 2007. The increase was driven by growth primarily in the domestic portfolio.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 93.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 6,148 banking centers, mortgage loan officers in nearly 160 locations and through a sales force offering our customers direct telephone and online access to our products. Consumer Real Estate products include fixed and adjustable rate loans for home purchase and refinancing needs, reverse mortgages, lines of credit and home equity loans. Mortgage products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. Consumer Real Estate is not impacted by the Corporation’s mortgage production retention decisions as Consumer Real Estate is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other.

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

Within GCSBB, the Consumer Real Estate first mortgage and home equity production were $18.0 billion and $13.8 billion for the three months ended March 31, 2008 compared to $20.6 billion and $17.3 billion during the same period in 2007.

Consumer Real Estate had a net loss of $773 million for the three months ended March 31, 2008, a $978 million decrease when compared to the same period in 2007, as growth in mortgage banking income and net interest income were more than offset by higher provision for credit losses and an increase in noninterest expense. Net interest income grew $109 million, or 21 percent, to $633 million and was driven by an increase in average loans and leases partially offset by spread compression. Average loans and leases increased $24.4 billion, or 26 percent due to growth in our home equity portfolio. Mortgage banking income grew $354 million due to an increased MSR valuation and higher production income driven by higher mortgage volume originated for distribution partially offset by the impact of widening credit spreads and illiquidity in the secondary market. Mortgage banking income also benefited from $90 million of income from the adoption of SAB 109. For more information on the adoption of SAB 109 on mortgage banking income, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Provision for credit losses increased $1.9 billion for the three months ended March 31, 2008 compared to the same period in 2007. This increase was primarily driven by reserve increases for higher losses in the home equity portfolio, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant declines in home prices. Also contributing to the increase were home price declines that, coupled with the fact that most home equity loans are secured by second lien positions, significantly reduced and in some cases resulted in no collateral value after consideration of first lien positions. This drove more severe charge-offs as borrowers defaulted. To a lesser extent, seasoning, reflective of growth in the portfolio contributed to the increase in net charge-offs. For further discussion, see Provision for Credit Losses beginning on page 115.

Noninterest expense increased $163 million, or 34 percent, to $640 million compared to the same period in 2007, driven by costs associated with increased direct-to-consumer volume as well as higher volume originated for distribution.

The Consumer Real Estate servicing portfolio includes loans serviced for others, and originated and retained residential mortgages. The servicing portfolio at March 31, 2008 was $529.7 billion, $12.8 billion higher than at December 31, 2007, driven by production. Included in this amount was $267.8 billion of residential first mortgage loans serviced for others.

At March 31, 2008, the residential first mortgage MSR balance was $3.2 billion, an increase of $110 million, or four percent, from December 31, 2007. This value represented 118 bps of the related unpaid principal balance which remained unchanged from December 31, 2007.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s net interest income from ALM activities and the results of other consumer-related businesses (e.g., insurance and certain noncard small business lending activities).

Net income increased $148 million for the three months ended March 31, 2008 compared to the same period in 2007 as higher contributions from ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads, were offset by higher provision for credit losses. Provision for credit losses increased $120 million to $163 million for the three months ended March 31, 2008 compared to the same period in 2007. This increase was driven by higher losses in the small business lending portfolio managed outside of Card Services due to portfolio seasoning and the impacts of a slowing economy. For more information on the Corporation’s small business commercial – domestic portfolio, see Commercial Portfolio Credit Risk Management beginning on page 102.

Global Corporate and Investment Banking

	Three Months Ended March 31, 2008
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$3,599	$1,436	$1,335	$845	$(17)
Noninterest income:
Service charges	788	136	32	619	1
Investment and brokerage services	245	-	234	11	-
Investment banking income	665	-	665	-	-
Trading account profits (losses)	(1,790)	(198)	(1,620)	18	10
All other income (loss)	(339)	262	(1,267)	643	23
Total noninterest income	(431)	200	(1,956)	1,291	34
Total revenue, net of interest expense	3,168	1,636	(621)	2,136	17

Provision for credit losses	523	523	(1)	1	-
Noninterest expense	2,461	576	1,131	746	8
Income (loss) before income taxes	184	537	(1,751)	1,389	9
Income tax expense (benefit) (2)	69	200	(648)	514	3
Net income (loss)	$115	$337	$(1,103)	$875	$6

Net interest yield (2)	2.01%	1.93%	n/m	2.32%	n/m
Return on average equity (3)	0.78	6.37	(24.13)%	44.79	n/m
Efficiency ratio (2)	77.68	35.21	n/m	34.93	n/m
Period end – total assets (4)	$791,962	$310,763	$422,484	$181,040	n/m

	Three Months Ended March 31, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services	Treasury Services	ALM/ Other
Net interest income (2)	$2,422	$1,060	$481	$965	$(84)
Noninterest income:
Service charges	654	126	27	501	-
Investment and brokerage services	232	1	221	10	-
Investment banking income	703	-	703	-	-
Trading account profits (losses)	838	(3)	829	12	-
All other income	551	152	104	234	61
Total noninterest income	2,978	276	1,884	757	61
Total revenue, net of interest expense	5,400	1,336	2,365	1,722	(23)
Provision for credit losses	115	103	11	1	-
Noninterest expense	2,930	490	1,513	894	33
Income (loss) before income taxes	2,355	743	841	827	(56)
Income tax expense (benefit) (2)	878	280	313	306	(21)
Net income (loss)	$1,477	$463	$528	$521	$(35)

Net interest yield (2)	1.51%	1.84%	n/m	2.88%	n/m
Return on average equity (3)	14.41	12.79	18.36%	27.37	n/m
Efficiency ratio (2)	54.26	36.68	63.95	51.94	n/m
Period end – total assets (4)	$716,132	$240,818	$424,877	$160,003	n/m

(1)

CMAS revenue of $(621) million for the three months ended March 31, 2008 consists of $(648) million of market-based revenue and $27 million of net interest income on loans that are accounted for at fair value in accordance with SFAS 159.

(2)	FTE basis
(3)	Average allocated equity for GCIB was $58.9 billion and $41.5 billion for the three months ended March 31, 2008 and 2007.
(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	March 31		Three Months Ended March 31
(Dollars in millions)	2008	2007	2008	2007

Total loans and leases	$325,767	$249,861	$324,733	$247,898
Total trading-related assets	317,256	333,681	361,921	360,530
Total market-based earning assets (1)	347,563	385,495	403,403	409,290
Total earning assets (2)	668,953	628,831	718,804	650,353
Total assets (2)	791,962	716,132	834,463	734,309
Total deposits	233,778	210,105	235,800	208,561

(1)	Total market-based earning assets represents earning assets included in CMAS but excludes loans that are accounted for at fair value in accordance with SFAS 159.
(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products and advisory solutions. GCIB’s products and services are delivered from three primary businesses: Business Lending, CMAS, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities. Our clients are supported through offices in 22 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 113.

Net income decreased $1.4 billion, or 92 percent, to $115 million and total revenue declined $2.2 billion, or 41 percent, to $3.2 billion for the three months ended March 31, 2008 compared to the same period in 2007. These decreases were driven by $1.5 billion of losses resulting from our CDO-related exposure and $439 million in losses related to leveraged lending. For more information on these decreases, see the CMAS discussion. Additionally, we experienced an increase in net interest income and a decline in noninterest expense, which was partially offset by a higher provision for credit losses.

Net interest income increased $1.2 billion, or 49 percent, for the three months ended March 31, 2008 compared to the same period in 2007 due to higher market-based net interest income of $1.3 billion which benefited from the decrease in the cost of market-based funding due to a decline in short-term interest rates. Additionally, net interest income benefited from growth in average loans and leases of $76.8 billion, or 31 percent, combined with a higher contribution from our ALM activities driven by our lower cost of wholesale funding. These benefits were partially offset by the impact of competitive deposit pricing in the industry as well as the lagged effect of repricing our deposit products in a decreasing rate environment and a shift in the deposit product mix as more customers moved their deposits to higher yielding products. The growth in average loans and average deposits was due to organic growth as well as the LaSalle merger.

Noninterest income decreased $3.4 billion, or 114 percent, for the three months ended March 31, 2008 compared to the same period in 2007, driven by declines in trading account profits (losses) of $2.6 billion and all other income (loss) of $890 million. For more information on these decreases, see the CMAS discussion.

The provision for credit losses increased $408 million to $523 million for the three months ended March 31, 2008 compared to the same period in 2007 driven by a $420 million increase in provision for credit losses in Business Lending. For further discussion, see the Business Lending discussion.

Noninterest expense decreased $469 million, or 16 percent, mainly due to a reduction in performance-based incentive compensation in CMAS combined with the Treasury Services’ allocation of the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO partially offset by the addition of LaSalle.

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

Net income decreased $126 million, or 27 percent, to $337 million for the three months ended March 31, 2008 compared to the same period in 2007 as an increase in net interest income was more than offset by higher provision for credit losses and noninterest expense combined with lower noninterest income. Net interest income increased $376 million, or 35 percent, driven by average loan growth of 30 percent to $296.4 billion. The increase in average loans and leases was attributable to the LaSalle merger and organic growth primarily in commercial domestic and real estate loans. The decrease in noninterest income of $76 million, or 28 percent, was driven by writedowns related to an option to purchase loans that were recorded in trading account profits (losses). Partially offsetting this loss was an increase of $110 million in all other income primarily resulting from improved economic hedging results of our exposures to certain commercial clients.

The provision for credit losses increased $420 million to $523 million for the three months ended March 31, 2008 compared to the same period in 2007. Additions to the reserves and higher net charge-offs were driven by the impact of the housing market slowdown on the homebuilder loan portfolio. Also contributing were higher net charge-offs related to seasoning of the dealer-related retail portfolios, and modest increases in middle market net charge-offs from very low prior year levels.

Noninterest expense increased $86 million, or 18 percent, primarily due to the LaSalle merger.

On April 29, 2008, the U.S. Court of Appeals for the Fourth Circuit affirmed a lower court’s decision that related to another taxpayer to disallow tax benefits associated with leveraged lease transactions commonly referred to as lease-in, lease-out (LILOs). As a result of this decision, during the second quarter we will revise our assumptions related to the projected cash flows of these and certain other leveraged lease transactions (e.g., sale-in, lease-out (SILOs)). We do not expect the resulting charge to have a significant impact on earnings.

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

In January 2008, we announced changes in our CMAS business which better align the strategy of this business with GCIB’s broader integrated platform. We continue to provide corporate, commercial and sponsored clients with debt and equity capital-raising services, strategic advice, and a full range of corporate banking capabilities. However, we have reduced activities in certain structured products (e.g., CDOs) and are resizing the international platform to emphasize debt, cash management, and selected trading services, including rates and foreign exchange. This realignment, once completed, will result in the reduction of 680 front office personnel with additional infrastructure headcount reduction. We also plan to sell our equity prime brokerage business.

CMAS recognized a net loss of $1.1 billion for the three months ended March 31, 2008, a decrease of $1.6 billion compared to the same period in 2007, driven by lower market-based revenue of $3.0 billion. The decrease was driven by $1.5 billion of losses, net of hedge gains, resulting from our CDO exposure, $439 million of losses on leveraged finance loans and our share of the leveraged forward calendar, $272 million of non CDO-related losses for counterparty credit risk valuations included in our structured credit trading business, $216 million of losses on auction rate securities (ARS), and $191 million of losses on CMBS funded debt and the forward calendar. Partially offsetting these declines was a reduction in noninterest expense due to lower performance-based incentive compensation.

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

	Three Month Ended March 31
(Dollars in millions)	2008	2007
Investment banking income

Advisory fees	$66	$130

Debt underwriting	359	503

Equity underwriting	240	70
Total investment banking income	665	703

Sales and trading revenue

Fixed income:

Liquid products	744	413

Credit products	(523)	511

Structured products	(1,882)	317

Total fixed income	(1,661)	1,241

Equity income	348	421
Total sales and trading revenue	(1,313)	1,662
Total Capital Markets and Advisory Services market-based revenue (1)	$(648)	$2,365

(1)

CMAS revenue of $(621) million for the three months ended March 31, 2008 consists of market-based revenue of $(648) million and $27 million of net interest income on loans that are accounted for at fair value in accordance with SFAS 159.

Investment banking income decreased $38 million to $665 million due to reduced debt underwriting and advisory fees related to the current capital markets environment, which included the utilization of fees to distribute leveraged loan commitments. Partially offsetting these decreases was an increase in equity underwriting income driven by fees earned on the Corporation’s preferred stock issuances in the first quarter for which GCIB was compensated on a management accounting basis with a corresponding offset in All Other.

Sales and trading revenue declined $3.0 billion to a negative $1.3 billion for the three months ended March 31, 2008. While structured products and credit products reported negative revenue for the three months ended March 31, 2008, liquid products revenue increased and equities continued to perform well when compared with the same period in 2007 given the market conditions.

—

Liquid products sales and trading revenue increased $331 million as CMAS took advantage of trending volatility in interest rate and foreign exchange markets which was partially offset by losses on ARS. For further discussion on our ARS exposure, see Industry Concentrations beginning on page 110.

—

Credit products had negative revenue of $523 million from sales and trading activities, a decline of $1.0 billion compared to the same period in 2007, driven by leveraged finance writedowns and trading losses. Losses of $439 million, net of $286 million of fees, were incurred on leveraged finance loans and our share of the leveraged forward calendar, as these markets experienced further illiquidity in the first quarter. Losses incurred on our leveraged exposure were not concentrated in any one type (senior secured, covenant light or subordinated/senior unsecured) and were generally due to wider new issuance credit spreads as compared to the negotiated spreads.

At March 31, 2008 and December 31, 2007, the Corporation’s share of the leveraged finance forward calendar consisted primarily of senior secured exposure of $3.9 billion and $12.2 billion and our funded position held for distribution was $9.6 billion and $6.1 billion. The decrease of $8.3 billion in the leveraged forward finance calendar was primarily due to the funding of outstanding commitments, approximately one-half of which were distributed through syndication. In addition, the leveraged finance forward calendar was reduced by client terminated commitments. Leveraged commitments that were funded during the three months ended March 31, 2008 but not distributed drove the increase of $3.5 billion in our funded exposure. In addition, we had limited investment grade exposure that was in line with our normal exposure levels.

—

Structured products sales and trading revenue was negative $1.9 billion, a decline in revenue of $2.2 billion for the three months ended March 31, 2008 compared to the same period in the prior year. The decrease was driven by $1.5 billion of losses resulting from our CDO exposure, which includes our super senior, warehouse, and sales and trading positions partially offset by our hedging gains. In addition, structured products was adversely impacted by $191 million of losses (net of hedges) on CMBS funded debt and the forward calendar, and losses related to other structured products. See the detailed CDO exposure discussion below. Other structured products, including residential mortgage-backed securities and structured credit trading, were negatively impacted by spread widening due to the credit market disruptions that continued into the first quarter of 2008.

At March 31, 2008 and December 31, 2007, we held $11.1 billion and $13.6 billion of funded CMBS debt of which $8.7 billion and $8.9 billion were primarily floating-rate acquisition-related financings to major, well known operating companies. In addition, at March 31, 2008 and December 31, 2007, we had a forward calendar of $784 million and $2.2 billion. The decrease in funded CMBS debt was driven by the securitization of a portion of the legacy LaSalle portfolio while the decrease in the forward calendar was driven by the funding of outstanding commitments and the business decision not to enter into any new floating-rate acquisition-related financings. The forward calendar at March 31, 2008 was comprised primarily of fixed-rate conduit product financings. The $191 million of losses recorded during the three months ended March 31, 2008, associated with our CMBS exposure was concentrated in the more difficult to hedge floating-rate debt.

—	Equity products revenue decreased $73 million to $348 million primarily due to lower trading results in the equity derivative businesses.

Collateralized Debt Obligation Exposure at March 31, 2008

CDO vehicles are special purpose entities (SPEs) that hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities.

Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, refer to Collateralized Debt Obligation Vehicles as part of Off- and On-Balance Sheet Arrangements beginning on page 79. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

The following table presents a rollforward of our super senior CDO exposure for the three months ended March 31, 2008.

Super Senior Collateralized Debt Obligation Exposure Rollforward

(Dollars in millions)	December 31, 2007 Net Exposure	Paydowns / Liquidations / Other	First Quarter 2008 Net Writedowns (1)	Reclassifications (2)	March 31, 2008 Net Exposure
Super senior liquidity commitments
High grade	$5,166	$(64)	$(388)	$(1,822)	$2,892
Mezzanine	358	-	-	-	358
CDOs-squared	2,227	(361)	(468)	(984)	414
Total super senior liquidity commitments	7,751	(425)	(856)	(2,806)	3,664

Other super senior exposure
High grade	2,125	(375)	(143)	1,822	3,429
Mezzanine	795	24	(324)	-	495
CDOs-squared	959	(36)	(210)	984	1,697
Total other super senior exposure	3,879	(387)	(677)	2,806	5,621
Losses on CDOs that have since been liquidated			(39)
Total super senior exposure	$11,630	$(812)	$(1,572)	$-	$9,285
(1)	Net of insurance.
(2)	Represents CDO exposure that was reclassified from super senior liquidity commitments to other super senior exposure as the Corporation is no longer providing liquidity.

At March 31, 2008 our super senior exposure decreased $2.3 billion to $9.3 billion which was primarily driven by $1.6 billion of super senior writedowns as the CDO market continued to deteriorate during the three months ended March 31, 2008. The losses reduced trading account profits (losses) by $1.011 billion and other income by $561 million. The losses recorded in other income were impairment charges related to CDOs classified as AFS debt securities and we had no unrealized losses recorded in accumulated OCI related to these securities at March 31, 2008. In addition, $400 million of hedge and other gains, $40 million of losses related to subprime sales and trading positions, $90 million of losses related to our CDO warehouse, and $160 million of losses to cover counterparty risk on our CDO exposure impacted our results. The table above includes the reclassification of $2.8 billion of super senior liquidity commitments exposure to other super senior exposure during the period as we are no longer providing liquidity to certain CDO vehicles.

During the three months ended March 31, 2008, we liquidated a CDO vehicle and purchased certain underlying securities from the vehicle at auction. At March 31, 2008, we held $242 million in assets classified as AFS debt securities that we acquired from the CDO vehicle after the recognition of $25 million in impairment charges related to these assets subsequent to their purchase. Prior to liquidation of the CDO vehicle, we recorded losses of $39 million during the three months ended March 31, 2008. These securities are carried at approximately 50 percent of original par at March 31, 2008.

The following table presents our super senior CDO exposure at March 31, 2008 and December 31, 2007.

Super Senior Collateralized Debt Obligation Exposure

	Total CDO Exposure at March 31, 2008
	Subprime Exposure (1)					Non-Subprime Exposure (2)					Total CDO Net Exposure
(Dollars in millions)	Gross	Insured	Net of Insured Amount	Cumulative Write- downs (3)	Net Exposure	Gross	Insured	Net of Insured Amount	Cumulative Write- downs (3)	Net Exposure	March 31 2008	December 31 2007

Super senior liquidity commitments

High grade	$1,800	$(1,800)	$-	$-	$-	$3,042	$-	$3,042	$(150)	$2,892	$2,892	$5,166

Mezzanine	363	-	363	(5)	358	-	-	-	-	-	358	358

CDOs-squared	988	-	988	(574)	414	-	-	-	-	-	414	2,227

Total super senior liquidity commitments	3,151	(1,800)	1,351	(579)	772	3,042	-	3,042	(150)	2,892	3,664	7,751

Other super senior exposure

High grade	6,242	(2,043)	4,199	(1,228)	2,971	1,192	(734)	458	-	458	3,429	2,125

Mezzanine	1,570	-	1,570	(1,075)	495	-	-	-	-	-	495	795

CDOs-squared	4,132	-	4,132	(2,435)	1,697	376	(376)	-	-	-	1,697	959

Total other super senior exposure	11,944	(2,043)	9,901	(4,738)	5,163	1,568	(1,110)	458	-	458	5,621	3,879
Losses on CDOs that have since been liquidated (4)				(121)

Total super senior exposure	$15,095	$(3,843)	$11,252	$(5,438)	$5,935	$4,610	$(1,110)	$3,500	$(150)	$3,350	$9,285	$11,630
(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral.
(2)	Includes highly-rated collateralized loan obligations and commercial mortgage-backed securities super senior exposure.
(3)	Net of insurance.
(4)

At March 31, 2008, the Corporation held $242 million in assets acquired from liquidated CDO vehicles. During the three months ended March 31, 2008, the Corporation recognized $25 million in impairment charges on these assets.

At March 31, 2008, super senior exposure, net of writedowns, in the form of cash positions, liquidity commitments, and derivative contracts consisted of net subprime super senior exposure of $5.9 billion and net non-subprime super senior exposure of $3.4 billion. For more information on our super senior liquidity exposure, see the CDO discussion beginning on page 82.

Our net subprime super senior liquidity commitments were $772 million at March 31, 2008. The mezzanine exposure is collateralized with about 40 percent of subprime assets of which approximately 50 percent are of higher quality vintages from 2005 and prior. The CDOs-squared exposure is supported by approximately 75 percent of subprime collateral, 85 percent of which were 2006 and 2007 vintages.

Our net other subprime super senior exposure was $5.2 billion at March 31, 2008. Other subprime super senior exposure consists primarily of our cash and derivative positions including the unfunded commitments. The collateral supporting the high grade exposure consisted of about 60 percent subprime, of which approximately 25 percent was made up of 2006 and 2007 vintages while the remaining amount was comprised of higher quality vintages from 2005 and prior. The mezzanine exposure underlying collateral was heavily weighted to subprime with approximately 75 percent coming from later vintages while the CDOs-squared collateral was made up of approximately 50 percent subprime assets comprised of later vintages.

We also had net non-subprime super senior exposure of $3.4 billion which primarily included highly-rated CLO and CMBS super senior exposures. The net non-subprime super senior exposure is comprised of $2.9 billion of super senior liquidity commitment exposure and $458 million of high grade other super senior exposure. We recorded losses of $93 million associated with these exposures during the three months ended March 31, 2008. These losses were primarily driven by spread widening rather than impairment of principal.

In addition to the table above, we also had commercial real estate and mortgage related security exposure with a market value of approximately $500 million in our CDO warehouse, of which approximately $200 million was classified as subprime, and retained exposure related to a subprime mortgage securitization of $200 million. These combined subprime exposures are carried at approximately 35 percent of par value.

As mentioned above, during the first quarter of 2008, the CDO and related markets continued to deteriorate experiencing significant illiquidity impacting the availability and reliability of transparent pricing. At March 31, 2008, we valued these CDO structures assuming they would terminate and looked through the structures to the underlying net asset values supported by the underlying securities. We were able to obtain security values using either external pricing services or offsetting trades for approximately 75 percent of the CDO exposure for which we used the average of all prices obtained by security. The majority of the remaining positions where no pricing quotes were available were valued using matrix pricing by aligning the value to securities that had similar vintage of underlying assets and ratings, using the lowest rating between the rating services. The remaining securities were valued as interest-only strips, based on estimated average life, exposure type and vintage of the underlying assets. We assigned a zero value to the CDO positions for which an event of default has been triggered and liquidation notice has been issued. The value of cash held by the trustee for all CDO structures was also incorporated into the resulting net asset value.

At March 31, 2008, we held $5.0 billion of purchased insurance on our CDO exposure of which 63 percent was provided by monolines in the form of CDS, total-return-swaps (TRS) or financial guarantees. The majority of this purchased insurance relates to the high grade super senior exposure. In the case of default, we will first look to the underlying securities and then to recovery on purchased insurance. These contracts were valued at $1.3 billion before the consideration of counterparty credit risk at March 31, 2008 by referencing the fair value of the CDO. During the three months ended March 31, 2008, we adjusted these fair values downward and our cumulative counterparty credit risk valuation adjustment related to our super senior exposure was approximately $300 million at March 31, 2008. In addition, we held collateral in the form of cash and marketable securities of $176 million related to our purchased insurance. For more information on our credit exposure to monolines, see Industry Concentrations beginning on page 110.

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

Net income increased $354 million, or 68 percent, for the three months ended March 31, 2008 compared to the same period in 2007 driven by higher noninterest income and reduced noninterest expense, which were partially offset by a decline in net interest income. Net interest income decreased $120 million, or 12 percent, primarily due to spread compression resulting from the impact of competitively pricing our deposits in a decreasing rate environment and the change in the mix between interest-bearing and noninterest-bearing deposits as clients shifted to interest-bearing and/or higher yielding investment alternatives. Partially offsetting these impacts was an increase in average deposits of $18.1 billion due to organic growth as well as the LaSalle merger. Noninterest income grew $534 million, or 71 percent, driven by the $388 million gain related to Treasury Services’ allocation of the Visa IPO gain and increased service charges. Service charges increased $118 million due to organic growth, the repositioning of our pricing structure and the LaSalle merger. Noninterest expense decreased $148 million, or 17 percent, mainly due to the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as residual amounts related to discontinued business activities.

Net income increased $41 million for the three months ended March 31, 2008 compared to the same period in 2007 mainly due to an increase in net interest income of $67 million, resulting from a higher contribution from the Corporation’s ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads.

Global Wealth and Investment Management

	Three Months Ended March 31, 2008
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$998	$278	$2	$535	$183
Noninterest income:
Investment and brokerage services	1,081	379	398	258	46
All other income (loss)	(157)	18	(221)	48	(2)
Total noninterest income	924	397	177	306	44
Total revenue, net of interest expense	1,922	675	179	841	227
Provision for credit losses	243	3	-	240	-
Noninterest expense	1,316	504	305	436	71
Income (loss) before income taxes	363	168	(126)	165	156
Income tax expense (benefit) (2)	135	62	(47)	61	59
Net income (loss)	$228	$106	$(79)	$104	$97
Net interest yield (2)	2.73%	2.33%	n/m	1.90%	n/m
Return on average equity (3)	7.92	9.64	(44.72)%	21.26	n/m
Efficiency ratio (2)	68.49	74.68	n/m	51.84	n/m
Period end - total assets (4)	$163,013	$52,729	$2,990	$120,924	n/m

	Three Months Ended March 31, 2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$923	$223	$-	$658	$42
Noninterest income:
Investment and brokerage services	806	224	320	221	41
All other income	52	11	1	34	6
Total noninterest income	858	235	321	255	47
Total revenue, net of interest expense	1,781	458	321	913	89

Provision for credit losses	23	21	-	2	-
Noninterest expense	975	308	236	411	20
Income before income taxes	783	129	85	500	69
Income tax expense (2)	292	48	31	185	28
Net income	$491	$81	$54	$315	$41

Net interest yield (2)	3.18%	2.77%	n/m	2.86%	n/m
Return on average equity (3)	22.61	21.94	43.40%	78.87	n/m
Efficiency ratio (2)	54.75	67.36	73.45	45.06	n/m
Period end – total assets (4)	$127,404	$33,989	$1,887	$98,137	n/m

(1)

In July 2007, the operations of the acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $11.6 billion and $8.8 billion for the three months ended March 31, 2008 and 2007.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	March 31		Three Months Ended March 31
(Dollars in millions)	2008	2007	2008	2007
Total loans and leases	$87,308	$66,695	$85,642	$65,839
Total earning assets (1)	153,747	120,701	147,111	117,619
Total assets (1)	163,013	127,404	156,913	124,083
Total deposits	154,174	118,124	148,500	114,955
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

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

In December 2007, we completed the sale of Marsico. Prior year Marsico business results have been transferred to All Other to better facilitate year-over-year comparisons.

Net income decreased $263 million, or 54 percent, for the three months ended March 31, 2008 compared to the same period in 2007, as an increase in total revenue was more than offset by higher provision for credit losses and noninterest expense.

Net interest income increased $75 million, or eight percent, for the three months ended March 31, 2008 compared to the same period in 2007 due to an increased contribution from ALM activities driven by our lower cost of wholesale funding, the acquisition of U.S. Trust Corporation and LaSalle, and organic growth in deposit and loan balances. These increases were partially offset by spread compression and a shift in the deposit product mix as more customers moved their deposits to higher yielding products. GWIM deposit growth benefited from the U.S. Trust Corporation and LaSalle acquisitions, the migration of customer relationships and related deposit balances from GCSBB, and organic growth. A more detailed discussion regarding migrated customer relationships and related deposit balances is provided in the PB&I discussion beginning on page 75.

Noninterest income increased $66 million, or eight percent, for the three months ended March 31, 2008 compared to the same period in 2007, driven by higher investment and brokerage services income. This increase was due to higher AUM primarily attributable to the impact of the U.S. Trust Corporation acquisition. Partially offsetting this increase was a decline in all other income due to losses associated with the support provided to certain cash funds managed within Columbia.

Provision for credit losses increased $220 million to $243 million for the three months ended March 31, 2008 compared to the same period in 2007 due to deterioration in the home equity portfolio in PB&I.

Noninterest expense increased $341 million, or 35 percent, for the three months ended March 31, 2008 compared to the same period in 2007 driven by the additions of U.S. Trust Corporation and LaSalle, combined with higher marketing costs and revenue-related expenses.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets (1)

	March 31
(Dollars in millions)	2008	2007

Assets under management	$607,521	$547,448

Client brokerage assets	213,743	209,106

Assets in custody	158,486	109,163

Less: Client brokerage assets and assets in custody included in assets under management	(88,755)	(73,793)

Total net client assets	$890,995	$791,924

(1)

In December 2007, the Corporation completed the sale of Marsico. Total AUM at March 31, 2007 includes AUM that were managed prior to the sale of Marsico of $51.0 billion (including $5.2 billion in eliminations). Prior year Marsico business results have been transferred to All Other to better facilitate year-over-year comparisons.

AUM increased $60.1 billion, or 11 percent, as of March 31, 2008 compared to the same period in 2007, driven by the U.S. Trust Corporation and LaSalle acquisitions, which contributed $115.6 billion and $7.5 billion, as well as net inflows. These increases were partially offset by the sale of Marsico, which resulted in a decrease of $60.9 billion, and market declines. As of March 31, 2008, client brokerage assets increased by $4.6 billion, or two percent, compared to the same period in 2007, driven by the addition of LaSalle partially offset by market declines. Assets in custody increased $49.3 billion, or 45 percent, to $158.5 billion compared to the same period in 2007, driven mainly by U.S. Trust Corporation which contributed $45.0 billion.

U.S. Trust, Bank of America Private Wealth Management

In July 2007, we completed the acquisition of U.S. Trust Corporation for $3.3 billion in cash combining it with the Private Bank, to form U.S. Trust. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank. U.S. Trust provides comprehensive wealth management solutions to wealthy and ultra-wealthy clients with investable assets of more than $3 million. In addition, U.S. Trust provides resources and customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). Clients also benefit from access to resources available through the Corporation including capital markets products, large and complex financing solutions, and its extensive banking platform.

Net income increased $25 million, or 31 percent, for the three months ended March 31, 2008 compared to the same period in 2007 due to higher net interest income and noninterest income partially offset by higher noninterest expense. Net interest income increased $55 million, or 25 percent, driven by growth in average loans and leases due to the impact of the acquisitions of U.S. Trust Corporation and LaSalle along with organic growth, partially offset by deposit spread compression and a shift in deposit product mix as more customers moved their deposits to higher yielding products. Noninterest income grew $162 million, or 69 percent and noninterest expense increased $196 million, or 64 percent, for the three months ended March 31, 2008 compared to the same period in 2007. These increases were primarily driven by the U.S. Trust Corporation and LaSalle acquisitions.

Columbia Management

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management products and services, including mutual funds and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products including equity, fixed income (taxable and nontaxable) and money market (taxable and nontaxable) funds. Columbia distributes its products and services to institutional clients and individuals directly and through U.S. Trust, PB&I, GCIB, and nonproprietary channels including other brokerage firms.

In December 2007, we completed the sale of Marsico. Prior year Marsico business results have been transferred to All Other to better facilitate year-over-year comparisons.

Net income declined $133 million for the three months ended March 31, 2008 to a net loss of $79 million, compared to the same period in 2007 driven by a loss of $220 million recorded in other income related to the support provided to certain cash funds. Partially offsetting this decrease was higher investment and brokerage services income of $78 million driven by the U.S. Trust Corporation acquisition and growth in AUM. Noninterest expense increased $69 million driven by the U.S. Trust Corporation acquisition and higher revenue-related expenses.

Beginning in the second half of 2007, we provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invest in high quality, short-term securities with a weighted average maturity of 90 days or less, including a limited number of securities issued by SIVs. Due to market disruptions, certain SIV investments were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments which required the Corporation to provide cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At March 31, 2008 and December 31, 2007 we had gross (i.e., funded and unfunded) capital commitments to the funds of $525 million and $565 million. The decrease of $40 million in capital commitments at March 31, 2008 was due to the termination or reduction of certain capital commitments upon the purchase of investments from the funds. For the three months ended March 31, 2008, we incurred losses of $127 million related to these capital commitments. At March 31, 2008 and December 31, 2007 the remaining loss exposure on capital commitments was $16 million and $183 million.

Additionally, during the three months ended March 31, 2008, we purchased $994 million of certain investments from the funds and recorded losses of $93 million.

We may from time to time, but are under no obligation to, provide additional support to funds managed within Columbia. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds. During the second quarter of 2008, we have provided $235 million in additional capital commitments to these funds.

We are not the primary beneficiary of the cash funds and do not consolidate the cash funds managed within Columbia because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total AUM of $176.2 billion at March 31, 2008.

Premier Banking and Investments

PB&I includes Banc of America Investments, our full-service retail brokerage business and our Premier Banking channel. PB&I brings personalized banking and investment expertise through priority service with client-dedicated teams. PB&I provides a high-touch client experience through a network of approximately 5,700 client facing associates to our affluent customers with a personal wealth profile of at least $100,000 of investable assets.

PB&I includes the impact of migrating qualifying affluent customers, including their related deposit balances, from GCSBB to our PB&I model. After migration, the associated net interest income, service charges and noninterest expense are recorded in PB&I. The change reported in the financial results of PB&I includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For the three months ended March 31, 2008 and 2007, a total of $7.1 billion, including $2.3 billion related to the one-time migration of legacy LaSalle accounts, and $3.6 billion of deposits were migrated from GCSBB to PB&I.

Net income decreased $211 million, or 67 percent, to $104 million for the three months ended March 31, 2008 compared to the same period in 2007, due to lower net interest income and an increase in provision for credit losses, partially offset by higher noninterest income. Net interest income declined $123 million, or 19 percent principally driven by spread compression and a shift of the product mix in the deposit portfolio as more customers moved their deposits to higher yielding products. This decrease in net interest income is partially offset by higher loan balances within PB&I.

Noninterest income increased $51 million, or 20 percent, to $306 million driven primarily by higher investment and brokerage services income.

Provision for credit losses increased $238 million to $240 million for the three months ended March 31, 2008 compared to the same period in 2007, primarily driven by higher credit costs in the home equity portfolio reflective of deterioration in the housing markets.

Noninterest expense increased $25 million, or six percent, to $436 million primarily due to the impact of the LaSalle acquisition.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income increased $56 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase was driven by higher net interest income of $141 million primarily due to the increased contribution from ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads. Noninterest expense increased $51 million driven by higher expenses related to retirement and mass affluent customer initiatives.

All Other

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted

Net interest income (3)	$(1,990)	$2,055	$65	$(1,752)	$1,890	$138

Noninterest income:

Card income	664	(704)	(40)	721	(839)	(118)

Equity investment income	268	-	268	896	-	896

Gains on sales of debt securities	220	-	220	61	-	61

All other income (loss)	(255)	65	(190)	46	77	123

Total noninterest income	897	(639)	258	1,724	(762)	962

Total revenue, net of interest expense	(1,093)	1,416	323	(28)	1,128	1,100

Provision for credit losses	(1,208)	1,416	208	(1,314)	1,128	(186)

Merger and restructuring charges (4)	170	-	170	111	-	111

All other noninterest expense	109	-	109	406	-	406

Income (loss) before income taxes	(164)	-	(164)	769	-	769

Income tax expense (3)	59	-	59	154	-	154

Net income (loss)	$(223)	$-	$(223)	$615	$-	$615

(1)	Provision for credit losses represents the provision for credit losses in All Other combined with the GCSBB securitization offset.
(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis
(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

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

Corporate Investments primarily includes investments in publicly-traded equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $14.5 billion in CCB, $2.7 billion in Grupo Financiero Santander, S.A. (Santander), $2.6 billion in Banco Itaú and other investments. Shares of CCB are accounted for as AFS marketable equity securities and carried at fair value with a corresponding net-of-tax offset to accumulated OCI. These shares are non-transferable until October 2008. We also hold an option to increase our ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. This option expires in February 2011. The strike price of the option is based on the IPO price that steps up on an annual basis and is currently at 103 percent of the IPO price. The strike price of the option is capped at 118 percent of the IPO price depending when the option is exercised. Our investment in Santander is accounted for under the equity method of accounting. The restricted shares of Banco Itaú are currently carried at cost but will be accounted for as AFS marketable equity securities and carried at fair value with an offset, net-of-tax, to accumulated OCI beginning in the second quarter of 2008. Income associated with Equity Investments is recorded in equity investment income.

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

Net income (loss) decreased $838 million to $(223) million due to a decline in revenue combined with higher provision for credit losses partially offset by lower all other noninterest expense.

Net interest income declined $73 million primarily due to the absence of net interest income from the sale of our Latin American and Marsico operations, which were included in our 2007 results.

Noninterest income decreased $704 million due to lower equity investment income and all other income (loss). Equity investment income decreased $628 million to $268 million due to a lack of liquidity in the market for our Principal Investing portfolio. We expect these conditions to continue in 2008, however changes in the market environment and continued disruptions in the equity markets could further impact the Principal Investing and Corporate and Strategic Investments portfolios. All other income (loss) declined $313 million to $(190) million due to the absence of noninterest income related to our Latin American and Marsico operations which were sold in 2007, and the management accounting offset related to investment banking fees earned by GCIB on the Corporation’s preferred stock issuances in the first quarter.

The following table presents the components of All Other’s equity investment income and a reconciliation to the total consolidated equity investment income for the three months ended March 31, 2008 and 2007.

Components of Equity Investment Income
	Three Months Ended March 31
(Dollars in millions)	2008	2007
Principal Investing	$12	$575

Corporate and Strategic Investments	256	321
Total equity investment income included in All Other	268	896

Total equity investment income included in the business segments	786	118
Total consolidated equity investment income	$1,054	$1,014

Provision for credit losses increased $394 million to $208 million for the three months ended March 31, 2008 compared to $(186) million during the same period in 2007 primarily due to higher credit costs related to our ALM residential mortgage portfolio that is reflective of the deterioration in the housing markets and prior year reserve reductions reflecting the sale of the Argentina portfolio.

Merger and restructuring charges increased $59 million to $170 million due to the integration costs associated with the U.S. Trust Corporation and LaSalle mergers. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

All other noninterest expense decreased $297 million due to lower stock compensation expense for amounts granted to eligible employees combined with the absence of noninterest expense related to our Latin American and Marsico operations which were sold in 2007.

Off- and On-Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 88. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or similar instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for our customers.

We have liquidity agreements, SBLCs or other arrangements with the SPEs, as described below, under which we are obligated to provide funding in the event of a market disruption or other specified event or otherwise provide credit support to the entities (hereinafter referred to as liquidity exposure). We manage our credit risk and any market risk on these arrangements by subjecting them to our normal underwriting and risk management processes. Our credit ratings and changes thereto will affect the borrowing cost and liquidity of these SPEs. In addition, significant changes in counterparty asset valuation and credit standing may also affect the ability of the SPEs to issue commercial paper. The contractual or notional amount of these commitments as presented in Table 8 represents our maximum possible funding obligation and is not, in management’s view, representative of expected losses or funding requirements. From time to time, we may purchase commercial paper issued by these SPEs in connection with market-making activities or for investment purposes. During the second half of 2007 and into the first quarter of 2008, there were instances in which the asset-backed commercial paper market became illiquid due to market perceptions of uncertainty and certain investment activities were affected. As a result, at March 31, 2008 and December 31, 2007, we held $5.6 billion and $6.6 billion of commercial paper on the Corporation’s Consolidated Balance Sheet that was issued in connection with our liquidity obligations to unconsolidated CDOs summarized in the table below.

The following table presents our liquidity exposure to these consolidated and unconsolidated SPEs, which include VIEs and QSPEs. VIEs are SPEs which lack sufficient equity at risk or whose equity investors do not have a controlling financial interest. QSPEs are SPEs whose activities are strictly limited to holding and servicing financial assets. Some, but not all, of the liquidity commitments to VIEs are considered to be significant variable interests and are disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. Those liquidity commitments that are not significant variable interests are not required to be included in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

  Table 8

  Special Purpose Entities Liquidity Exposure (1)

	March 31, 2008
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$14,722	$44,429	$-	$59,151
Municipal bond trusts and corporate SPEs	5,422	2,770	7,301	15,493
Asset acquisition conduits	1,495	5,079	-	6,574
Collateralized debt obligation vehicles (3)	-	6,193	-	6,193
Customer-sponsored conduits	-	1,688	-	1,688
Total liquidity exposure	$21,639	$60,159	$7,301	$89,099

	December 31, 2007
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$16,984	$47,335	$-	$64,319
Municipal bond trusts and corporate SPEs	7,359	3,120	7,251	17,730
Asset acquisition conduits	1,623	6,399	-	8,022
Collateralized debt obligation vehicles (3)	3,240	9,026	-	12,266
Customer-sponsored conduits	-	1,724	-	1,724
Total liquidity exposure	$29,206	$67,604	$7,251	$104,061
(1)	Note 9 – Variable Interest Entities to the Consolidated Financial Statements is related to this table but only reflects those entities in which we hold a significant variable interest.
(2)	We consolidate VIEs when we are the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.
(3)	For additional information on our CDO exposures and related writedowns at March 31, 2008 and December 31, 2007, see the CDO discussion beginning on page 67.

At March 31, 2008 the Corporation’s total liquidity exposure to SPEs was $89.1 billion, a decrease of $15.0 billion from December 31, 2007. The decrease was primarily due to CDOs and corporation-sponsored multi-seller conduits. The decrease of $6.1 billion in CDOs was primarily due to the removal of CDOs from the above table as we hold all of their commercial paper and no longer provide liquidity support to them. The decrease of $5.2 billion in corporation-sponsored multi-seller conduits was primarily due to the termination of several facilities during the three months ended March 31, 2008.

Corporation-Sponsored Multi-Seller Conduits

We administer three multi-seller conduits, two of which are unconsolidated, which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. We receive fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the conduits. These commitments represent significant variable interests in the SPEs, which are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At March 31, 2008, our liquidity commitments to the conduits were collateralized by various classes of assets which incorporate features such as overcollateralization and cash reserves which are designed to provide credit support at a level equivalent to investment grade as determined in accordance with internal risk rating guidelines. During the three months ended March 31, 2008, there were no material write-downs or downgrades of assets.

On a combined basis, the unconsolidated conduits have issued approximately $27 million of capital notes and equity interests to third parties, all of which were outstanding at March 31, 2008. This represents the maximum amount of loss that would be absorbed by the third party investors. Based on an analysis of projected cash flows, we have determined that we will not absorb a majority of the variability created by the assets of the conduits.

Our liquidity, SBLCs and similar loss protection commitments obligate us to purchase assets from the conduits at the conduits’ cost. Subsequent realized losses on assets purchased from the unconsolidated conduits would be reimbursed from the cash received from the sale of capital notes and equity interests to third party investors. We would absorb losses in excess of such amounts. If a conduit is unable to re-issue commercial paper due to illiquidity in the commercial paper markets or deterioration in the asset portfolio, we are obligated to provide funding subject to the following limitations. Our obligations to purchase assets under the SBLCs and similar loss protection commitments are subject to a maximum commitment amount which is typically set at eight percent to 10 percent of total outstanding commercial paper. Our obligation to purchase assets under the liquidity agreements, which comprise the remainder of our exposure, is generally limited to the amount of non-defaulted assets. We are not obligated to fund under the liquidity, SBLCs or similar loss protection commitments if the conduit is the subject of a voluntary or involuntary bankruptcy proceeding.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Table 9 in the Obligations and Commitments section beginning on page 83. We have no other contractual obligations to the unconsolidated conduits, nor do we intend to provide noncontractual or other forms of support.

Despite the market disruptions in the second half of 2007 and through the first quarter of 2008, the conduits did not experience any material difficulties in issuing commercial paper. The Corporation did not purchase any commercial paper issued by the conduits other than incidentally and in its role as a commercial paper dealer.

Municipal Bond Trusts and Corporate SPEs

We have provided a total of $15.5 billion and $17.7 billion in liquidity support to municipal bond trusts and corporate SPEs at March 31, 2008 and December 31, 2007. We administer municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity, for which we provided liquidity support of $11.2 billion and $13.4 billion at March 31, 2008 and December 31, 2007. In addition, we administer several conduits to which we provided $4.3 billion of liquidity support at both March 31, 2008 and December 31, 2007.

As it relates to the municipal bond trusts the weighted average remaining life of the bonds at March 31, 2008 was 19.3 years. Substantially all of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2008. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly basis to third party investors. The floating-rate investors have the right to tender the certificates at any time upon seven days notice. We serve as remarketing agent and liquidity provider for the trusts. Should we be unable to remarket the tendered certificates, we are generally obligated to purchase them at par. We are not obligated to purchase the certificate if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. The total amount of floating-rate certificates for which we provide liquidity support was $11.2 billion and $13.4 billion at March 31, 2008 and December 31, 2007. Some of these trusts are QSPEs. We consolidate those trusts that are not QSPEs if we hold the residual interest or otherwise expect to absorb a majority of the variability of the trusts. Included in the amounts above are $5.8 billion and $6.1 billion of liquidity commitments to unconsolidated trusts at March 31, 2008 and December 31, 2007, which are included in Table 9 in the Obligations and Commitments section beginning on page 83. At March 31, 2008, we held $190 million of floating rate certificates issued by unconsolidated municipal bond trusts.

Assets of the other corporate conduits consisted primarily of high-grade, long-term municipal, corporate, and mortgage-backed securities which had a weighted average remaining life of approximately 6.9 years at March 31, 2008. Substantially all of the securities are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. There were no material write-downs or downgrades of assets or insurers during the three months ended March 31, 2008. These conduits, which are QSPEs, obtain funding by issuing commercial paper to third party investors. At March 31, 2008, the weighted average maturity of the commercial paper was 19 days. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the entities in exchange for the commercial paper rate. In addition, we may be obligated to purchase assets from the vehicles if the assets or insurers are downgraded. If an asset’s rating declines below a certain investment quality as evidenced by its credit rating or defaults, we are no longer exposed to the risk of loss. Due to the market disruptions during the second half of 2007 and into the first quarter of 2008, these conduits experienced difficulties in issuing commercial paper. On occasion, including early in the first quarter of

2008, we held some of the issued commercial paper when marketing attempts were unsuccessful. However, as the first quarter progressed we were able to distribute more of the conduits’ commercial paper and at March 31, 2008, we held $169 million of commercial paper issued by the unconsolidated conduits. In the event that we are unable to remarket the conduits’ commercial paper such that it no longer qualifies as a QSPE, we would consolidate the conduit which may have an adverse impact on the fair value of the related derivative contracts.

We have no other contractual obligations to the unconsolidated bond trusts and conduits described above, nor do we intend to provide noncontractual or other forms of support.

Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements. For more information on QSPEs, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements. For additional information on our monoline exposure, see Industry Concentrations beginning on page 110.

Asset Acquisition Conduits

We administer two unconsolidated conduits which acquire assets on behalf of our customers. The return on the assets held in the conduits, which consist principally of liquid exchange-traded securities and some leveraged loans, is passed through to our customers through a series of derivative contracts. We consolidate a third conduit which holds subordinated debt securities for our benefit. These conduits obtain funding through the issuance of commercial paper and subordinated certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swap contracts between the Corporation and the conduits, and we are reimbursed through total return swap contracts with our customers.

Assets are placed into the unconsolidated asset acquisition conduits at the request of a customer who wishes to benefit from the economic returns of the specified asset on a leveraged basis. At the time the conduit acquires an asset, we enter into back-to-back total return swaps with the conduit and the customer such that the economic returns of the assets are passed through to the customer. Our performance under the derivatives is collateralized by the underlying assets. Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

Despite the market disruptions in the second half of 2007 and first quarter of 2008, the conduits did not experience any material difficulties in issuing commercial paper. The Corporation did not hold a significant amount of commercial paper issued by the conduits at any time during the three months ended March 31, 2008. At March 31, 2008, the weighted average maturity of commercial paper issued by the conduits was 42 days.

We have no other contractual obligations to the conduits described above, nor do we intend to provide noncontractual or other forms of support.

Collateralized Debt Obligation Vehicles

We provided liquidity support to several CDOs and a CDO conduit totaling $6.2 billion and $12.3 billion at March 31, 2008 and December 31, 2007 consisting of $3.9 billion and $10.0 billion of written put options at March 31, 2008 and December 31, 2007 and $2.3 billion of other liquidity support for both periods.

The decrease of $6.1 billion in written put options was due primarily to the elimination of certain CDO liquidity commitments, including $3.2 billion related to a consolidated CDO, as we hold all of their commercial paper and no longer provide liquidity support to them. We are obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market as evidenced by the inability of the CDOs to issue commercial paper at spreads below a predetermined rate. No third parties provide similar commitments to these CDOs. For additional information refer to the CDO exposure discussion beginning on page 67. See Note 9 – Variable Interest Entities to the Consolidated Financial Statements for more information on the written put options. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

We also administer a CDO conduit that obtains funds by issuing commercial paper to third party investors. The conduit held $2.3 billion of assets at both March 31, 2008 and December 31, 2007 consisting of super senior tranches of debt securities issued by other CDOs. We provide liquidity support equal to the amount of assets in this conduit which obligates us to purchase the commercial paper at a predetermined contractual yield in the event of a severe disruption in the short-term funding market as evidenced by the inability of the conduit to issue commercial paper at spreads below a predetermined rate. In addition, we are obligated to purchase assets from the conduit or absorb market losses on the sale of assets in the event of a downgrade or decline in credit quality of the assets. Our $2.3 billion liquidity commitment to the conduit at March 31, 2008 is included in Table 9 in the Obligations and Commitments section below. We are the sole provider of liquidity to the CDO vehicle.

Prior to the second half of 2007, we believed that the likelihood of our experiencing an economic loss as the result of these liquidity obligations was remote. However, due to severe market disruptions during the second half of 2007 and through the first quarter of 2008, the CDOs holding the put options and the CDO conduit began to experience difficulties in issuing commercial paper. Shortly thereafter, a significant portion of the assets held in these CDOs were downgraded or threatened with downgrade by the rating agencies. As a result of these factors, we began to purchase commercial paper that could not be issued to third parties at less than the contractual yield specified in our liquidity obligations. In addition, in our role as conduit administrator, the Corporation removed certain assets from the CDO conduit in the fourth quarter of 2007 due to a decline in credit quality.

At March 31, 2008 and December 31, 2007, we held commercial paper with a carrying value of $5.6 billion and $6.6 billion on the balance sheet that was issued by the unconsolidated CDOs and the CDO conduit. In addition, at March 31, 2008 and December 31, 2007, we also held AFS debt securities with a fair value of $3.8 billion and $2.8 billion and trading account assets with a fair value of $1.0 billion and $1.3 billion that were issued by CDOs to which we no longer provide liquidity support or that we acquired in connection with the removal of certain assets from the CDO conduit, as discussed above. For more information on our super senior CDO exposure and related writedowns see our CDO exposure discussion beginning on page 67.

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

These commitments are included in Table 9 in the Obligations and Commitments section below. As we typically provide less than 20 percent of the total liquidity commitments to these conduits and do not provide other forms of support, we have concluded that we do not hold a significant variable interest in the conduits and they are not included in our discussion of VIEs in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and in Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. For lending commitments for which we account for under SFAS 159, the fair value of the commitment is recorded in accrued expenses and other liabilities. The Corporation also manages certain concentrations of commitments (e.g., bridge financing) through its established “originate to distribute” strategy.

For more information on these commitments and guarantees, including equity commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. For more information on SFAS 159, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

We enter into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of our customers. The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At March 31, 2008, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. Government in the amount of $9.8 billion (related outstandings of $228 million) were not included in credit card line commitments in the table below.

Table 9

Credit Extension Commitments
	March 31, 2008
(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total

Loan commitments	$166,182	$93,978	$103,308	$28,770	$392,238

Home equity lines of credit	8,337	1,814	2,921	107,225	120,297

Standby letters of credit and financial guarantees	32,322	14,322	8,612	8,940	64,196

Commercial letters of credit	3,103	170	31	1,268	4,572

Legally binding commitments (1)	209,944	110,284	114,872	146,203	581,303

Credit card lines	883,710	18,261	-	-	901,971

Total credit extension commitments	$1,093,654	$128,545	$114,872	$146,203	$1,483,274

(1)

Includes commitments of $44.4 billion to corporation-sponsored multi-seller conduits, $2.3 billion to CDOs, $5.8 billion to municipal bond trusts and $1.7 billion to customer-sponsored conduits at March 31, 2008.

Other Commitments

We provided support to cash funds managed within GWIM by purchasing certain assets at fair value and by committing to provide a limited amount of capital to the funds. For more information, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

Fair Values of Level 3 Assets and Liabilities

We fair value certain assets and liabilities that are classified as Level 3 under the fair value hierarchy established in SFAS 157. These Level 3 assets and liabilities are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. These Level 3 financial assets and liabilities, include private equity investments, retained residual interests in securitizations, residential MSRs, ABSs, highly structured or long-term derivative contracts and certain CDOs, for which there is not an active market for identical assets from which to determine fair value. Neither is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model. In those cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. Judgment is then applied in formulating those inputs. Our valuation risk, however, is mitigated through the holding of valuation adjustments for particular inputs, performance of stress testing of those inputs to understand the impact that varying assumptions may have on the valuation and other review processes performed to ensure appropriate valuation.

For example, at March 31, 2008, classified within Level 3 are $2.5 billion of trading account assets, $1.4 billion of AFS debt securities, and $321 million of net derivative assets associated with our CDO exposures which were valued using certain techniques. For more information regarding our CDO exposure and related valuation techniques, see our CDO exposure discussion on page 67.

In addition, within AFS debt securities we also held $5.6 billion of commercial paper issued by CDO vehicles to which we provide liquidity support. Substantially all of this amount was classified as Level 3 at March 31, 2008. During the three months ended March 31, 2008, we did not record losses on this commercial paper (carried at par due to its short-term nature) as losses associated with our liquidity support commitments are recorded as Level 3 derivative liabilities. Furthermore, we had no unrealized losses recorded in accumulated OCI related to our Level 3 CDO AFS debt securities at March 31, 2008. For further information on the types of assets underlying these exposures (e.g., percentage of subprime assets and vintages) see our CDO exposure discussion on page 67. At March 31, 2008, Level 3 AFS debt securities and trading account assets also included $2.4 billion of securities primarily backed by prime and residential reverse mortgages.

Consumer MSRs are also included in Level 3 assets and require significant management judgment and estimation. The fair value of consumer MSRs is determined using models which depend on estimates of prepayment rates, the resultant weighted average lives of the MSRs and the option adjusted spread (OAS) levels. For more information on Level 3 MSRs and their sensitivity to prepayment rates and OAS levels, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

For additional information on our Level 1, 2 and 3 fair value measurements, including the valuation techniques utilized to determine their fair values, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

The table below presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008. Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $39.7 billion as of March 31, 2008 and represented approximately eight percent of assets measured at fair value (or two percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $11.4 billion as of March 31, 2008 and represented approximately 11 percent of the liabilities measured at fair value (or less than one percent of total liabilities). See page 31 of Note 14 – Fair Value Disclosures for a table that presents the fair value of Level 1, 2 and 3 assets and liabilities at March 31, 2008.

Table 10
Level 3 Rollforward

	Total Fair Value Measurements

	Three Months Ended March 31, 2008
Level 3 Instruments Only (Dollars in millions)	Net Derivatives (1)	Trading Account Assets	Available-for- Sale Debt Securities	Loans and Leases (2)	Mortgage Servicing Rights	Other Assets (3)	Accrued Expenses and Other Liabilities (2)

Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$5,321	$(660)
Total realized and unrealized gains (losses):

Included in earnings	490	(560)	(489)	(125)	(47)	423	(243)
Included in other comprehensive income	-	-	(582)	-	-	-	-
Purchases, issuances, and settlements	524	(568)	1,252	592	157	(124)	-

Transfers in to/out of Level 3	505	2,623	3,970	-	-	(124)	-

Balance, March 31, 2008	$316	$5,522	$9,658	$5,057	$3,163	$5,496	$(903)

(1)	Net derivatives at March 31, 2008 included derivative assets of $10.83 billion and derivative liabilities of $10.52 billion.
(2)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.
(3)

Other assets included equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips. Certain portfolios of LHFS, principally reverse mortgages, are also accounted for at fair value in accordance with SFAS 159.

During the three months ended March 31, 2008, valuations of certain CDO securities and related written put options continue to decline in response to market concerns. Additionally, liquidity issues in the ARS sector have impacted the value of such securities. It is possible that the economic value of these securities could be different as the cash flows from the underlying assets may ultimately be higher or lower than the assumptions used in current valuation models. With the exception of ARS backed by student loans discussed below, there have been no significant changes to the valuation methodologies used to value Level 3 assets and liabilities during the period.

During the three months ended March 31, 2008, we recognized net realized and unrealized losses of $551 million on Level 3 assets and liabilities which were primarily related to losses on our CDO-related exposures and ARS. We also recorded unrealized losses of $582 million (pre-tax) through OCI during the three months then ended, predominantly as a result of widening credit spreads on residential mortgage backed securities. Level 3 financial instruments may be economically hedged with derivatives not classified as Level 3; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The net losses recorded in earnings and OCI did not have a significant impact on our liquidity or capital resources.

During the three months ended March 31, 2008, we had net purchases of $1.3 billion of Level 3 AFS debt securities which included predominantly SIV investments from the Columbia mutual funds which we purchased for $994 million. Losses of $93 million on these investments were recorded for the three months ended March 31, 2008 due to the difference between amortized cost and fair value upon purchase, and are included in the table above. During the three months ended March 31, 2008 we also had net paydowns of $568 million in trading account assets that related primarily to commercial paper backed by SIVs. In addition, loans and leases had net originations of $592 million. This included $1.4 billion of newly originated and funded commercial loans that are accounted for at fair value in accordance with SFAS 159, partially offset by paydowns of $854 million.

Transfers into or out of Level 3 were made if the inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable respectively, in the current marketplace. These transfers are effective as of the beginning of the quarter, therefore any gains or losses occurring on these assets and liabilities are included in the table above.

During the three months ended March 31, 2008, there were two significant transfers into Level 3. The first transfer includes $4.4 billion of commercial paper transferred due to a lack of liquidity in the market. The commercial paper was issued by CDO vehicles to which we provide liquidity support as described above. The second transfer relates to ARS held as trading account assets of $2.0 billion. Of these, $1.5 billion were ARS backed by student loans, and prices for these assets became unobservable in the marketplace due to a lack of liquidity in the first quarter of 2008. An unrealized loss of $216 million was recognized in earnings due to a decline in market value of the ARS during the three months ended March 31, 2008. In light of the illiquidity in the student loan ARS sector, we implemented a change to our valuation approach for these instruments, basing the valuation on assumptions about the weighted average life of the security, estimated future coupons to be paid and spreads observed in pricing of similar instruments. For more information on CDO-related exposure and ARS see the CMAS discussion beginning on page 65.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a line of business, we effectively manage the ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each line of business and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational risk. For a more detailed discussion of our risk management activities, see pages 40 through 68 of the MD&A of the Corporation’s 2007 Annual Report on Form 10-K.

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section beginning on page 128 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included beginning on page 41 of the MD&A of the Corporation’s 2007 Annual Report on Form 10-K.

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. The credit ratings of Bank of America Corporation and Bank of America, N.A. as of May 8, 2008 are reflected in the table below.

Table 11
Credit Ratings
	Bank of America Corporation			Bank of America, N.A.
	Senior	Subordinated	Commercial	Short-term Borrowings	Long-term Debt
	Debt	Debt	Paper
Moody’s Investors Service	Aa2	Aa3	P-1	P-1	Aaa

Standard & Poor’s	AA	AA-	A-1+	A-1+	AA+

Fitch Ratings	AA	AA-	F1+	F1+	AA

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund the holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. This measure assumes that the parent company is unable to generate funds from debt or equity issuance, receives no dividend income from subsidiaries, and no longer pays dividends to shareholders while continuing to meet nondiscretionary uses needed to maintain bank operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered the “Time to Required Funding.” ALCO approves the target range set for this metric, in months, and monitors adherence to the target. Maintaining excess parent company cash helps to facilitate the target range of 21 to 27 months for “Time to Required Funding” and is the primary driver of the timing and amount of the Corporation’s debt issuances. As of March 31, 2008, “Time to Required Funding” was 20 months compared to 19 months at December 31, 2007. Our “Time to Required Funding” remained below our target range at March 31, 2008 primarily due to the funding of LaSalle and the impact of the market disruptions that began in the second half of 2007 on our earnings.

One ratio that can be used to monitor the stability of funding composition is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic core deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic core deposits. The ratio was 125 percent at March 31, 2008 compared to 127 percent at December 31, 2007.

The financial market disruptions that began in 2007 continued to impact the economy and financial services sector during the three months ended March 31, 2008. While market conditions have been challenging, we have taken direct actions to enhance our liquidity position during this period including the issuance of $12.9 billion of preferred stock by the parent company and $6.0 billion of extendible bank notes by Bank of America, N.A. Furthermore, in the first half of the second quarter of 2008, we issued an additional $4.0 billion of preferred stock and $6.0 billion of senior notes by the parent company and $4.0 billion of senior bank notes by Bank of America, N.A. It remains unclear when the current market conditions will subside, however, the conservative management of our liquidity position enables us to meet our liquidity requirements and manage within our usual parameters.

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

At March 31, 2008 and December 31, 2007, the Corporation, Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A., were classified as “well-capitalized” for regulatory purposes, the highest classification. There have been no conditions or events since March 31, 2008 that have changed the Corporation’s, Bank of America, N.A.’s, FIA Card Services, N.A.’s, and LaSalle Bank, N.A.’s capital classifications.

Presented in Table 12 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A. at March 31, 2008 and December 31, 2007.

Table 12
Regulatory Capital
	March 31, 2008			December 31, 2007
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount

Risk-based capital

Tier 1

Bank of America Corporation	7.51%	$93,910	$50,052	6.87%	$83,372	$48,516

Bank of America, N.A.	7.94	75,953	38,263	8.23	75,395	36,661

FIA Card Services, N.A.	14.34	21,530	6,003	14.29	21,625	6,053

LaSalle Bank, N.A.	10.20	6,654	2,611	9.91	6,838	2,759

Total

Bank of America Corporation	11.71	146,547	100,104	11.02	133,720	97,032

Bank of America, N.A.	10.87	103,957	76,527	11.01	100,891	73,322

FIA Card Services, N.A.	16.84	25,279	12,006	16.82	25,453	12,105

LaSalle Bank, N.A.	11.42	7,453	5,221	11.02	7,605	5,518

Tier 1 Leverage

Bank of America Corporation	5.61	93,910	50,236	5.04	83,372	49,595

Bank of America, N.A.	5.86	75,953	38,881	5.94	75,395	38,092

FIA Card Services, N.A.	15.60	21,530	4,098	16.37	21,625	3,963

LaSalle Bank, N.A.	10.16	6,654	1,966	9.21	6,838	2,226

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Table 13 reconciles the Corporation’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB, the FDIC, and the OCC at March 31, 2008 and December 31, 2007.

Table 13
Reconciliation of Tier 1 and Total Capital
(Dollars in millions)	March 31 2008	December 31 2007

Tier 1 Capital

Total shareholders’ equity	$156,309	$146,803

Goodwill	(77,872)	(77,530)

Nonqualifying intangible assets (1)	(4,920)	(5,239)

Effect of net unrealized (gains) losses on AFS debt and marketable equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax	(83)	(2,149)

Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,283	1,301

Trust securities	16,863	16,863

Other	2,330	3,323
Total Tier 1 Capital	93,910	83,372

Long-term debt qualifying as Tier 2 Capital	31,967	31,771

Allowance for loan and lease losses	14,891	11,588

Reserve for unfunded lending commitments	507	518

Other (2)	5,272	6,471
Total Capital	$146,547	$133,720
(1)	Nonqualifying intangible assets of the Corporation are comprised of core deposit intangibles, affinity relationships and other intangibles.
(2)	At March 31, 2008 and December 31, 2007, includes 45 percent of the pre-tax fair value adjustment of $5.2 billion and $6.0 billion related to the Corporation’s stock investment in CCB.

Dividends

In April 2008, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share payable on June 27, 2008 to shareholders of record on June 6, 2008.

In January 2008, the Board declared a first quarter cash dividend of $0.64 per common share which was paid on March 28, 2008 to shareholders of record on March 7, 2008.

In April 2008, we declared five dividends in regards to preferred stock. The first was a $1.75 regular quarterly cash dividend on the 7 percent Cumulative Redeemable Preferred Stock, Series B, payable on July 25, 2008 to shareholders of record on July 9, 2008. The second was a $0.38775 regular quarterly cash dividend per depositary share on the 6.204% Non-Cumulative Preferred Stock, Series D, payable on June 16, 2008 to shareholders of record on May 30, 2008. The third was a regular quarterly cash dividend of $0.25000 per depositary share on the Floating Rate Non-Cumulative Preferred Stock, Series E, payable on May 15, 2008 to shareholders of record on April 30, 2008. The fourth was a regular quarterly cash dividend of $0.41406 per depositary share on the 6.625% Non-Cumulative Preferred Stock, Series I, payable on July 1, 2008 to shareholders of record on June 15, 2008. The fifth was a regular quarterly cash dividend of $0.45312 per depositary share on the 7.25% Non-Cumulative Preferred Stock, Series J, payable on May 1, 2008 to shareholders of record on April 15, 2008. In March 2008, we declared an $18.3264 quarterly cash dividend on the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L, which was paid on April 30, 2008 to shareholders of record on April 1, 2008.

In January 2008, we declared five dividends in regards to preferred stock. The first was a $1.75 regular quarterly cash dividend on the 7 percent Cumulative Redeemable Preferred Stock, Series B, which was paid on April 25, 2008 to shareholders of record on April 11, 2008. The second was a regular quarterly cash dividend of $0.38775 per depositary share on the 6.204% Non-Cumulative Preferred Stock, Series D, which was paid on March 14, 2008 to shareholders of record on February 29, 2008. The third was a regular quarterly cash dividend of $0.33342 per depositary share on the

Floating Rate Non-Cumulative Preferred Stock, Series E, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. The fourth was a regular quarterly cash dividend of $0.41406 per depositary share on the 6.625% Non-Cumulative Preferred Stock, Series I, which was paid on April 1, 2008 to shareholders of record on March 15, 2008. The fifth was the initial cash dividend of $0.35750 per depositary share on the 7.25% Non-Cumulative Preferred Stock, Series J, which was paid on February 1, 2008 to shareholders of record on January 15, 2008.

The payment of semiannual dividends on certain series of our non-cumulative preferred stock, subject to future declaration, will result in a decrease in our net income available to common shareholders and earnings per common share in only the quarters in which they are declared.

Common Share Repurchases

We may repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. We did not repurchase any shares of the Corporation’s common stock for the three months ended March 31, 2008, and we expect to remain share neutral in subsequent periods until we return to our 8 percent Tier 1 Capital ratio target. We issued 14.9 million shares primarily related to restricted stock activity during the three months ended March 31, 2008.

In January 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion, of which the lesser of approximately $13.5 billion, or 189.4 million shares, remain available for repurchase under the program at March 31, 2008. The stock repurchase program will expire in the third quarter of 2008.

Preferred Stock

In April 2008, we issued 160 thousand shares of Series M Preferred Stock with a par value of $0.01 per share for $4.0 billion. The fixed rate is 8.125 percent through May 14, 2018 and then adjusts to three-month LIBOR plus 364 bps thereafter.

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

For additional information on the issuance of preferred stock, see Note 12 – Shareholders’ Equity and Earnings per Common Share to the Consolidated Financial Statements.

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. Derivative positions and assets held-for-sale are recorded at fair value, or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for at fair value in accordance with SFAS 159. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustment recorded in earnings in the period incurred. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Note 4 – Derivatives and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as held loans. In addition to the discussion of credit quality statistics of both held and managed loans included in this section, refer to the Card Services discussion beginning on page 59. For additional information on our managed portfolio and securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.

The financial market conditions that existed in the second half of 2007 have continued to affect the economy and the financial services sector in 2008. It remains unclear what impact the housing downturn, declines in real estate values and the overall economic slowdown will ultimately have and how long these conditions will exist. We expect that certain industry sectors, in particular those that are dependent on the housing sector and discretionary consumer spending, and certain geographic regions will experience further stress. Continued deterioration of the housing market, including recessionary conditions, will negatively impact the credit quality of our consumer portfolio as well as the credit quality of the consumer dependent sectors of our commercial portfolio and may result in a higher provision for credit losses in future periods.

As part of our credit risk management culture, we continue to refine our credit standards to meet the changing economic environment. We have adjusted our underwriting criteria, as well as enhanced our line management and collection strategies across the consumer businesses in an attempt to mitigate losses. In response to the significant deterioration in the home equity portfolio we have implemented initiatives including underwriting changes on newly originated home equity loans which increased the minimum FICO score and reduced the maximum combined loan-to-value (CLTV) to 85 percent. Additional CLTV reductions were implemented for higher risk geographies. In addition, we have reduced unfunded lines on deteriorating accounts with declining equity positions where allowed. Further, we are increasing our customer assistance and collections infrastructure and expanding the use of current loss mitigation options including an enhanced set of workout solutions.

In an attempt to mitigate losses in the commercial businesses, we have increased the frequency of portfolio monitoring, hedging activity and our efforts in managing the exposure when we begin to see signs of deterioration. A number of initiatives have also been implemented in our small business commercial – domestic portfolio including changes to underwriting thresholds, augmented by granular decisioning by experienced underwriters including increasing minimum FICO scores and lowering initial line assignments. We have also decreased credit lines on higher risk customers in higher risk states and industries.

In addition to the above, we have instituted a number of other initiatives related to the various credit portfolios in an attempt to mitigate losses. However, we can not determine how effective any of the aforementioned (including the above) initiatives will be as they are dependent upon a variety of factors including the duration and severity of the housing downturn, uncertainty in energy costs and the overall economic environment.

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

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

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

Consumer Credit Portfolio

Table 14 presents our held and managed consumer loans and leases, and related credit quality information. Overall, consumer credit quality indicators continued to deteriorate during the three months ended March 31, 2008. Continued weakness in the housing markets, the slowing economy and seasoning of recent vintages in certain higher growth portfolios, resulted in rising credit risk, most notably in home equity.

Table 14 Consumer Loans and Leases
	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (3)		Net Charge-offs / losses (4)		Net Charge-off / Loss Ratios (5)
	March 31	December 31	March 31	December 31	March 31	December 31	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Held basis

Residential mortgage	$266,145	$274,949	$2,576	$1,999	$248	$237	$66	$6	0.10%	0.01%

Credit card – domestic	60,393	65,774	n/a	n/a	1,786	1,855	847	806	5.39	5.66

Credit card – foreign	15,518	14,950	n/a	n/a	269	272	109	88	2.87	3.22

Home equity	118,381	114,820	1,786	1,340	-	-	496	17	1.71	0.08

Direct/Indirect consumer (6)	80,446	76,858	6	8	861	745	555	279	2.83	1.77

Other consumer (7)	3,746	3,850	91	95	3	4	86	48	9.15	3.95
Total held	544,629	551,201	4,459	3,442	3,167	3,113	2,159	1,244	1.58	1.06

Securitization impact	112,791	108,646	2	2	3,142	2,764	1,425	1,144	5.18	4.23

Total consumer loans and leases – managed	$657,420	$659,847	$4,461	$3,444	$6,309	$5,877	$3,584	$2,388	2.19	1.66

Managed basis

Residential mortgage	$269,725	$278,733	$2,576	$1,999	$248	$237	$66	$6	0.10%	0.01%

Credit card – domestic	151,441	151,862	n/a	n/a	4,446	4,170	2,068	1,651	5.48	4.80

Credit card – foreign	32,317	31,829	n/a	n/a	746	714	304	302	3.84	4.37

Home equity	118,505	114,995	1,788	1,342	-	-	496	17	1.71	0.08

Direct/Indirect consumer (6)	81,686	78,578	6	8	866	752	564	364	2.82	2.11

Other consumer (7)	3,746	3,850	91	95	3	4	86	48	9.15	3.95
Total consumer loans and leases – managed	$657,420	$659,847	$4,461	$3,444	$6,309	$5,877	$3,584	$2,388	2.19	1.66

(1)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged-off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases were 0.82 percent and 0.62 percent on a held basis, and 0.68 percent and 0.52 percent on a managed basis at March 31, 2008 and December 31, 2007.

(3)

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.58 percent and 0.57 percent on a held basis, and 0.96 percent and 0.89 percent on a managed basis at March 31, 2008 and December 31, 2007.

(4)	Includes a reduction in net charge-offs on residential mortgage of $2 million and home equity of $3 million as a result of the impact of SOP 03-3 for the three months ended March 31, 2008.
(5)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(6)	Outstandings include foreign consumer loans of $3.2 billion and $3.4 billion at March 31, 2008 and December 31, 2007.
(7)	Outstandings include consumer finance loans of $2.9 billion and $3.0 billion and other foreign consumer loans of $841 million and $829 million at March 31, 2008 and December 31, 2007.

  n/a = not applicable

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 49 percent of held consumer loans and leases and 41 percent of managed consumer loans and leases at March 31, 2008. Approximately 25 percent of the managed residential portfolio is in GCSBB and GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our customers. The remaining portion of the managed portfolio is mostly in All Other, and is comprised of purchased and originated residential mortgage loans used in our overall ALM activities.

On a held basis, outstanding loans and leases decreased $8.8 billion at March 31, 2008 compared to December 31, 2007 as new loan originations were more than offset by sales and the conversion of loans into mortgage-backed securities that were retained by us. Nonperforming balances increased $577 million due to portfolio seasoning reflective of growth in the business and the impact of the weak housing market. At March 31, 2008 and December 31, 2007, loans past due 90 days or more and still accruing interest of $248 million and $237 million were related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

We mitigate a portion of our credit risk through synthetic securitizations which are cash collateralized and will reimburse us in the event that losses exceed 10 bps of the original pool balance. As of March 31, 2008 and December 31, 2007, $133.5 billion and $140.0 billion of mortgage loans were protected by these agreements. In addition, we have entered into credit protection agreements with government-sponsored agencies on $27.2 billion and $33.0 billion as of March 31, 2008 and December 31, 2007, providing full protection on conforming residential mortgage loans that become severely delinquent. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At March 31, 2008 and December 31, 2007, these transactions had the cumulative effect of reducing our risk-weighted assets by $46.6 billion and $49.0 billion, and resulted in an increase of 28 bps and 27 bps in our Tier 1 Capital ratio at March 31, 2008 and December 31, 2007.

Residential mortgage loans to borrowers in the state of California represented 33 percent and 32 percent of total residential mortgage managed loans at March 31, 2008 and December 31, 2007. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 11 percent of the total residential mortgage portfolio at both March 31, 2008 and December 31, 2007. In addition, residential mortgage loans to borrowers in the state of Florida represented six percent of the total residential mortgage portfolio at both March 31, 2008 and December 31, 2007. Total credit risk on three percent and 13 percent of our mortgage loans in California and Florida has been mitigated through the purchase of protection from government sponsored entities. Additionally, 63 percent and 41 percent of loans in California and Florida are in reference pools of synthetic securities, as described above, which provide mezzanine protection. See Geographic Concentrations beginning on page 99 for more information on our significant state concentrations.

Due to current market conditions, members of the mortgage servicing industry are evaluating a number of programs for identifying subprime residential mortgage loan borrowers who are at risk of default and offering loss mitigation strategies, including repayment plans and loan modifications, to such borrowers. Generally these programs require that the borrower and subprime residential mortgage loan meet certain criteria in order to qualify for a modification. The SEC’s Office of the Chief Accountant (OCA) had noted that if certain loan modification requirements are met, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140. We do not currently originate or service significant subprime residential mortgage loans, nor do we hold a significant amount of beneficial interests in QSPE securitizations of subprime residential mortgage loans. We do not expect that the implementation of these programs will have a significant impact on our financial condition and results of operations.

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Card Services. Outstandings in the held domestic credit card loan portfolio decreased $5.4 billion at March 31, 2008 compared to December 31, 2007 due to an increase in securitized levels. Held domestic loans past due 90 days or more and still accruing interest decreased $69 million.

Net charge-offs for the held domestic portfolio increased $41 million to $847 million for the three months ended March 31, 2008, or 5.39 percent of total average held credit card – domestic loans compared to 5.66 percent for the same period in 2007. Net charge-offs increased primarily due to seasoning of recent vintages, the impacts of a slowing economy particularly in geographic areas that have experienced the most significant home price declines, and higher bankruptcies. This increase was partially offset by the addition of higher loss profile accounts to the securitization trust which also drove the decrease in the net charge-off rate.

Managed domestic credit card outstandings remained relatively flat at $151.4 billion at March 31, 2008 compared to December 31, 2007. Managed net losses increased $417 million to $2.1 billion for the three months ended March 31, 2008, or 5.48 percent of total average managed domestic loans compared to 4.80 percent for the same period in 2007. The increase was due to the seasoning of recent vintages, the impacts of a slowing economy and higher bankruptcies.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Card Services. Outstandings in the held foreign credit card loan portfolio increased $568 million to $15.5 billion at March 31, 2008 compared to December 31, 2007 primarily due to organic growth. Net charge-offs for the held foreign portfolio increased $21 million to $109 million for the three months ended March 31, 2008, or 2.87 percent of total average held credit card – foreign loans compared to 3.22 percent for the same period in 2007. The increase in held net charge-offs was driven by a lower level of securitizations in 2008 and loan growth. The decrease in the net charge-off rate was due to lower insolvency rates in the European portfolio as well as a higher recovery rate.

Managed foreign credit card outstandings increased $488 million to $32.3 billion at March 31, 2008 compared to December 31, 2007 due to organic growth. Net losses for the managed foreign portfolio remained relatively flat at $304 million for the three months ended March 31, 2008, or 3.84 percent of total average managed credit card – foreign loans compared to 4.37 percent for the same period in 2007. The decline in the managed loss rate was due to the lower insolvency rates in the European portfolio as well as a higher recovery rate.

Home Equity

At March 31, 2008, approximately 74 percent of the managed home equity portfolio was included in GCSBB, while the remainder of the portfolio was mostly in GWIM. This portfolio consists of both revolving and non-revolving first and second lien residential mortgage loans and lines of credit of which we are in a first lien position on approximately 17 percent of the portfolio and for those that we are not we are behind a Bank of America first mortgage on approximately 25 percent of the portfolio. On a held basis, outstanding home equity loans increased $3.6 billion, or three percent, at March 31, 2008 compared to December 31, 2007, primarily due to organic growth.

Nonperforming home equity loans increased $446 million compared to December 31, 2007 and net charge-offs increased $479 million to $496 million for the three months ended March 31, 2008, or 1.71 percent of total average held home equity loans compared to 0.08 percent for the same period in 2007. These increases were driven by the continued weakness in the housing markets, the slowing economy and seasoning of recent vintages originated in periods of higher growth. Additionally, these increases were driven by high CLTV loans in geographic areas that have experienced the most significant declines in home prices. These declines coupled with the fact that most home equity loans are secured by second lien positions significantly reduced and in some cases resulted in no collateral value after consideration of first lien positions. This drove more severe charge-offs as borrowers defaulted.

Home equity loans with greater than 90 percent refreshed CLTV comprised 26 percent of the home equity portfolio and represented 54 percent of the home equity nonperforming loans at March 31, 2008. These loans also represented 82 percent of net charge-offs for the three months ended March 31, 2008. In addition, $33.5 billion, or 28 percent of our home equity portfolio was comprised of 2006 vintages which continue to season and have a higher refreshed CLTV. These 2006 vintage loans accounted for approximately $300 million or 60 percent in net charge offs for the three months ended March 31, 2008. Our 2007 vintages while not yet seasoned are beginning to show similar asset quality characteristics as the 2006 vintages and will continue to be monitored. Furthermore, deterioration was driven by loans that were not originated through the franchise. These loans represent only three percent of the portfolio but accounted for 20 percent of net charge-offs for the three months ended March 31, 2008. We discontinued the program of purchasing non-franchise originated loans in the second quarter of 2007.

Our home equity loan portfolio in the states of California and Florida represented in aggregate 40 percent and 39 percent of outstanding home equity loans at March 31, 2008 and December 31, 2007. These states accounted for $933 million, or 52 percent, of nonperforming home equity loans at March 31, 2008. In addition, these states represented $308 million, or 62 percent, of the home equity net losses for the three months ended March 31, 2008. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at March 31, 2008 and December 31, 2007 but comprised only $24 million and $11 million of net losses. See Geographical Concentrations beginning on page 99 for more information on our significant state concentrations.

Direct/Indirect Consumer

At March 31, 2008, approximately 47 percent of the managed direct/indirect portfolio was included in Business Lending (automotive, marine, motorcycle and recreational vehicle loans), 45 percent was included in GCSBB (unsecured personal loans, student and other non-real estate secured) and the remainder was included in GWIM (other non-real estate secured and unsecured personal loans).

On a held basis, outstanding loans and leases increased $3.6 billion at March 31, 2008 compared to December 31, 2007 due to growth in the Card Services unsecured lending product. Loans past due 90 days or more and still accruing interest increased $116 million due primarily to portfolio seasoning reflective of growth in the unsecured lending product. Net charge-offs increased $276 million to $555 million for the three months ended March 31, 2008, or 2.83 percent of total average held direct/indirect loans compared to 1.77 percent for the same period in 2007. The increase was concentrated in the Card Services unsecured lending portfolio, driven by growth, seasoning and recent portfolio deterioration reflecting the effects of a slowing economy. Additionally, the Corporation discontinued new sales of receivables into the unsecured lending trust. To a lesser extent, deterioration, growth and seasoning in the retail automotive and other dealer-related portfolios also contributed to the increase.

Managed direct/indirect loans outstanding increased $3.1 billion to $81.7 billion at March 31, 2008 compared to December 31, 2007, driven by growth in the Card Services unsecured lending product. Net losses for the managed loan portfolio increased $200 million to $564 million for the three months ended March 31, 2008, or 2.82 percent of total average managed direct/indirect loans compared to 2.11 percent for the same period in 2007. The increase was primarily driven by growth, seasoning and recent portfolio deterioration in the Card Services unsecured lending portfolio, and to a lesser extent, deterioration, growth and seasoning in the retail automotive and other dealer-related portfolios.

Other Consumer

At March 31, 2008, approximately 78 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that we have previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Card Services. Other consumer outstanding loans and leases decreased $104 million, or three percent, at March 31, 2008 compared to December 31, 2007. The Corporation classifies deposit overdraft charge-offs as other consumer. Net charge-offs increased $38 million, or 79 percent, from the same period a year ago driven by deposit overdraft net charge-offs reflecting growth and higher per account overdraft levels.

Nonperforming Consumer Assets Activity

Table 15 presents nonperforming consumer assets activity during the most recent five quarters. Total net additions to nonperforming loans and leases in the first quarter of 2008 were $1.0 billion compared to $1.4 billion in the fourth quarter of 2007. In both periods, these net additions were driven by the home equity and residential mortgage portfolios reflective of the weakening housing market as well as seasoning of portfolio growth and to a lesser extent the Community Reinvestment Act portfolio, which represented approximately eight percent of the residential mortgage portfolio at March 31, 2008. These factors also drove the increase in foreclosed properties of $126 million.

Table 15

Nonperforming Consumer Assets Activity (1)
(Dollars in millions)	First Quarter 2008	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Nonperforming loans and leases

Balance, beginning of period	$3,442	$2,040	$1,460	$1,230	$1,030
Additions to nonperforming loans and leases:

LaSalle balance, October 1, 2007	-	232	-	-	-

New nonaccrual loans and leases	2,088	1,691	998	625	515

Reductions in nonperforming loans and leases:

Paydowns and payoffs	(36)	(19)	(108)	(101)	(32)

Returns to performing status (2)	(380)	(225)	(187)	(219)	(224)

Charge-offs (3)	(572)	(216)	(73)	(50)	(35)

Transfers to foreclosed properties	(83)	(56)	(49)	(24)	(23)

Transfers to loans held-for-sale	-	(5)	(1)	(1)	(1)
Total net additions to nonperforming loans and leases	1,017	1,402	580	230	200
Total nonperforming loans and leases, end of period	4,459	3,442	2,040	1,460	1,230
Foreclosed properties

Balance, beginning of period	276	159	82	74	59
Additions to foreclosed properties:

LaSalle balance, October 1, 2007	-	70	-	-	-

New foreclosed properties	216	128	125	54	83

Reductions in foreclosed properties:

Sales	(25)	(28)	(8)	(12)	(34)

Writedowns	(65)	(53)	(40)	(34)	(34)
Total net additions to foreclosed properties	126	117	77	8	15

Total foreclosed properties, end of period	402	276	159	82	74

Nonperforming consumer assets, end of period	$4,861	$3,718	$2,199	$1,542	$1,304
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.82%	0.62%	0.39%	0.29%	0.25%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.89	0.67	0.42	0.30	0.27

(1)

Balances do not include nonperforming LHFS included in other assets of $157 million, $95 million, $59 million, $48 million, and $28 million at March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007, respectively.

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

Geographical Concentrations

Our managed consumer loan portfolio in the states of California, Florida, New York and Texas represented in aggregate 42 percent and 41 percent of total managed consumer loans at March 31, 2008 and December 31, 2007. Our managed consumer loan portfolio in the state of California represented approximately 23 percent of total managed consumer loans at both March 31, 2008 and December 31, 2007, primarily driven by the consumer real estate portfolios. Our managed consumer loan portfolio in the state of Florida is our second largest concentration and represented approximately eight percent of total managed consumer loans at both March 31, 2008 and December 31, 2007, primarily driven by the consumer real estate portfolios. New York and Texas represented six and five percent of total managed consumer loans at March 31, 2008 compared to five percent for both at December 31, 2007. No other single state represented over five percent of total managed consumer loans. No state other than California, and no single MSA within California represented more than 10 percent of the total managed consumer portfolio.

Table 16 presents certain state loan concentrations for the consumer loan portfolio on a managed basis.

Table 16
Consumer Loan State Concentration – Managed Basis

March 31, 2008

(Dollars in millions)	Total Consumer		Residential Mortgage		Credit Card
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$152,401	23.2%	$87,815	32.6%	$22,645	12.3%
Florida	52,084	7.9	16,588	6.1	12,639	6.9
New York	38,469	5.9	16,889	6.3	9,368	5.1
Texas	31,849	4.8	12,990	4.8	10,032	5.5
New Jersey	26,185	4.0	10,184	3.8	5,952	3.2
Virginia	21,950	3.3	11,355	4.2	4,605	2.5
Other U.S./Foreign	334,482	50.9	113,904	42.2	118,517	64.5
Total consumer loans	$657,420	100.0%	$269,725	100.0%	$183,758	100.0%

	Home Equity		Direct/Indirect		Other
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$31,646	26.7%	$10,180	12.5%	$115	3.1%
Florida	16,035	13.5	6,627	8.1	195	5.2
New York	7,666	6.5	4,483	5.5	63	1.7
Texas	2,269	1.9	6,334	7.8	224	6.0
New Jersey	7,921	6.7	2,116	2.6	12	0.3
Virginia	4,007	3.4	1,932	2.3	51	1.4
Other U.S./Foreign	48,961	41.3	50,014	61.2	3,086	82.3
Total consumer loans	$118,505	100.0%	$81,686	100.0%	$3,746	100.0%

December 31, 2007

(Dollars in millions)	Total Consumer		Residential Mortgage		Credit Card
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$150,689	22.8%	$88,703	31.8%	$22,231	12.1%
Florida	50,889	7.7	16,497	5.9	12,503	6.8
New York	35,534	5.4	15,333	5.5	9,420	5.1
Texas	31,803	4.8	13,193	4.7	10,098	5.5
New Jersey	25,986	3.9	10,346	3.7	5,937	3.2
Virginia	21,903	3.3	11,535	4.2	4,669	2.6
Other U.S./Foreign	343,043	52.1	123,126	44.2	118,833	64.7
Total consumer loans	$659,847	100.0%	$278,733	100.0%	$183,691	100.0%

	Home Equity		Direct/Indirect		Other
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$29,891	26.0%	$9,743	12.4%	$121	3.1%
Florida	15,442	13.4	6,244	7.9	203	5.3
New York	7,439	6.5	3,275	4.2	67	1.7
Texas	2,231	1.9	6,050	7.7	231	6.0
New Jersey	7,779	6.8	1,911	2.4	13	0.3
Virginia	3,861	3.4	1,784	2.3	54	1.4
Other U.S./Foreign	48,352	42.0	49,571	63.1	3,161	82.2
Total consumer loans	$114,995	100.0%	$78,578	100.0%	$3,850	100.0%

As discussed previously, the credit quality in our home equity portfolio deteriorated during the three months ended March 31, 2008. The deterioration was driven by high CLTV loans in geographic areas that have experienced the most significant declines in home prices as well as seasoning of the portfolio reflective of growth. Home price declines coupled with the fact that most home equity loans are secured by second lien positions significantly reduced and in some cases resulted in no collateral value after consideration of first lien positions. This drove more severe charge-offs as borrowers defaulted. Table 17 presents asset quality indicators by certain state concentrations for the home equity portfolio on a managed basis.

Table 17
Home Equity State Concentration – Managed Basis
	March 31, 2008				Three months ended March 31, 2008
(Dollars in millions)	Outstandings		Nonperforming		Net Losses
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$31,646	26.7%	$600	33.6%	$214	43.1%
Florida	16,035	13.5	333	18.6	94	19.0
New York	7,666	6.5	123	6.9	14	2.8
Texas	2,269	1.9	21	1.2	4	0.8
New Jersey	7,921	6.7	90	5.0	14	2.8
Virginia	4,007	3.4	66	3.7	25	5.0
Other U.S./Foreign	48,961	41.3	555	31.0	131	26.5
Total home equity loans	$118,505	100.0%	$1,788	100.0%	$496	100.0%

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

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Management of Commercial Credit Risk Concentrations

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 21, 23 and 27 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the portfolio.

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

The Corporation’s share of the leveraged finance and CMBS forward calendars were $3.9 billion and $784 million at March 31, 2008 compared to $12.2 billion and $2.2 billion at December 31, 2007. Funded leveraged finance and CMBS exposure both of which are included in assets held-for-sale totaled $9.6 billion and $11.1 billion at March 31, 2008 compared to $6.1 billion and $13.6 billion at December 31, 2007. The funded CMBS debt consisted of $8.7 billion of floating-rate financings, of which $7.1 billion was acquisition related financing to major, well known operating companies. Writedowns of $630 million, net of fees and hedges, comprised of $439 million related to leveraged finance and $191 million related to CMBS were taken on both funded and forward calendar commitments to reflect the current market prices, where available, or the estimated price at which the exposures could be distributed in the market.

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed our single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Any fair value adjustment upon origination and subsequent changes in the fair value of these loans and unfunded commitments are recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. The Commercial Credit Portfolio tables have been modified to exclude loans and unfunded commitments that are carried at fair value and to adjust related ratios. See the Commercial Loans Measured at Fair Value section on page 108 for more information on the performance of these loans and loan commitments and see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on our SFAS 159 elections.

Commercial Credit Portfolio

Commercial credit quality indicators continued to deteriorate for the three months ended March 31, 2008 due to the weakness in the housing and financial markets. The loans and leases net charge-off ratio increased to 0.69 percent from 0.31 percent in the first quarter of 2007. The increase was principally attributable to higher net charge-offs in our small business portfolio in GCSBB and the homebuilder loan portfolio in GCIB. Excluding small business commercial – domestic the total commercial net charge-off ratio was 0.26 percent for the three months ended March 31, 2008, compared to a net charge-off ratio of 0.04 percent for the same period in 2007, primarily due to higher net charge-offs in the homebuilder loan portfolio in GCIB reflecting the impact of the housing slowdown. The nonperforming loan and commercial utilized criticized exposure ratios excluding assets held for sale and assets in the fair value portfolio, were 0.89 percent and 5.15 percent at March 31, 2008 compared to 0.67 percent and 4.17 percent at December 31, 2007, partially related to the continued deterioration in the homebuilder sector. In addition, modest deterioration from very low 2007 levels was experienced in various loan portfolios within GCIB and non-reservable mark-to-market derivative assets.

Table 18 presents our commercial loans and leases, and related credit quality information at March 31, 2008 and December 31, 2007 and our commercial net charge-offs and related ratios for the three months ended March 31, 2008 and 2007.

Table 18
Commercial Loans and Leases
	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)		Net Charge-offs (3)		Net Charge-off Ratios (4)
	March 31	December 31	March 31	December 31	March 31	December 31	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Commercial loans and leases
Commercial – domestic (5)	$188,089	$188,673	$996	$860	$187	$119	$82	$24	0.17%	0.06%
Commercial real estate	62,739	61,298	1,627	1,099	223	36	107	3	0.70	0.03
Commercial lease financing	22,132	22,582	44	33	32	25	15	(1)	0.27	(0.03)
Commercial – foreign	31,101	28,376	54	19	4	16	(7)	(3)	(0.10)	(0.05)
	304,061	300,929	2,721	2,011	446	196	197	23	0.26	0.04
Small business commercial – domestic (6)	20,123	19,624	153	144	547	427	359	160	7.21	4.20
Total measured at historical cost	324,184	320,553	2,874	2,155	993	623	556	183	0.69	0.31
Total measured at fair value (7)	5,057	4,590	-	-	-	-	n/a	n/a	n/a	n/a
Total commercial loans and leases	$329,241	$325,143	$2,874	$2,155	$993	$623	$556	$183	0.69	0.31

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost were 0.89 percent and 0.67 percent at March 31, 2008 and December 31, 2007. Including commercial loans and leases measured at fair value the ratios would have been 0.87 percent and 0.66 percent at March 31, 2008 and December 31, 2007.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases measured at historical cost were 0.31 percent and 0.19 percent at March 31, 2008 and December 31, 2007. Including commercial loans and leases measured at fair value the ratios would have remained unchanged.

(3)	Includes a reduction in net charge-offs on commercial - domestic of $6 million and commercial real estate of $8 million as a result of the impact of SOP 03-3 for the three months ended March 31, 2008.
(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases measured at historical cost during the period for each loan and lease category.
(5)	Excludes small business commercial - domestic loans.
(6)	Small business commercial - domestic is primarily card related.
(7)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.9 billion and $3.5 billion, commercial – foreign loans of $949 million and $790 million and commercial real estate loans of $240 million and $304 million at March 31, 2008 and December 31, 2007.

n/a = not applicable

Table 19 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. The increase in commercial committed exposure was due to organic growth as discussed in the sections below. The increase in derivative assets of $16.3 billion was centered in credit derivatives, interest rate and foreign exchange contracts, and was driven by growth in the businesses, widening credit spreads and the strengthening of foreign currencies against the U.S. dollar. For more information on our credit derivatives, see Industry Concentrations beginning on page 110.

Table 19
Commercial Credit Exposure by Type
	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2008	December 31 2007	March 31 2008	December 31 2007	March 31 2008	December 31 2007
Loans and leases	$329,241	$325,143	$326,118	$329,396	$655,359	$654,539
Standby letters of credit and financial guarantees	59,705	58,747	4,491	4,049	64,196	62,796
Derivative assets (5)	50,925	34,662	-	-	50,925	34,662
Assets held-for-sale (6)	26,403	26,475	835	1,489	27,238	27,964
Commercial letters of credit	4,246	4,413	326	140	4,572	4,553
Bankers' acceptances	2,755	2,411	43	2	2,798	2,413
Securitized assets	790	790	-	-	790	790
Foreclosed properties	92	75	-	-	92	75
Total commercial credit exposure	$474,157	$452,716	$331,813	$335,076	$805,970	$787,792

(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $5.1 billion and $4.6 billion, and letters of credit at notional value of $1.3 billion and $1.1 billion at March 31, 2008 and December 31, 2007.

(3)

Total commercial unfunded exposure includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $19.0 billion and $19.8 billion at March 31, 2008 and December 31, 2007.

(4)	Excludes unused business card lines which are not legally binding.
(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $20.3 billion and $12.8 billion at March 31, 2008 and December 31, 2007. In addition to cash collateral, derivative assets are also collateralized by $4.5 billion and $8.5 billion of primarily other marketable securities at March 31, 2008 and December 31, 2007 for which credit risk has not been reduced.

(6)

Total commercial committed exposure consists of $24.0 billion and $23.9 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $3.2 billion and $4.1 billion of investments held-for-sale exposure at March 31, 2008 and December 31, 2007.

Table 20 presents commercial utilized reservable criticized exposure by product type and other utilized non-reservable criticized exposure. Commercial utilized criticized exposure, excluding assets held-for-sale and the fair value portfolio, increased $5.2 billion, or 30 percent, primarily due to increases in commercial real estate reflecting housing market weakness on the homebuilder sector of the portfolio and commercial – domestic reflecting modest deterioration across various industries. The table below excludes utilized criticized exposure related to assets held-for-sale of $5.3 billion and $2.9 billion at March 31, 2008 and December 31, 2007 and other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $1.0 billion and $1.1 billion at March 31, 2008 and December 31, 2007. See Commercial Loans Measured at Fair Value on page 108 for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, are carried at the lower of cost or market, including bridge exposure of $4.7 billion and $2.3 billion at March 31, 2008 and December 31, 2007 which are funded in the normal course of our Business Lending and CMAS businesses and are managed in part through our "originate to distribute" strategy (see Management of Commercial Credit Risk Concentrations beginning on page 102 for more information on bridge financing). The level of funded, criticized bridge exposures in the held-for-sale portfolio increased as a result of adverse market conditions in the second half of 2007 which continued into 2008. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 6.12 percent at March 31, 2008 compared to 4.77 percent at December 31, 2007.

Table 20
Commercial Utilized Criticized Exposure (1)
	March 31, 2008		December 31, 2007

(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2)
Commercial – domestic (3)	$9,578	4.02%	$8,545	3.56%
Commercial real estate	9,115	13.24	6,750	10.25
Commercial lease financing	647	2.92	594	2.63
Commercial – foreign	815	2.03	449	1.23
	20,155	5.46	16,338	4.47
Small business commercial – domestic	1,002	4.97	838	4.25
Commercial utilized reservable criticized exposure (4)	21,157	5.43	17,176	4.46
Other utilized non-reservable criticized exposure (5)	1,576	3.04	377	1.06
Total commercial utilized criticized exposure excluding assets-held-for-sale and the fair value portfolio	$22,733	5.15	$17,553	4.17
(1)

Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Balances and ratios have been adjusted to exclude assets held-for-sale and exposure measured at fair value in accordance with SFAS 159 at March 31, 2008 and December 31, 2007. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 6.12 percent and 4.77 percent at March 31, 2008 and December 31, 2007.

(2)	Ratios are calculated as commercial utilized criticized exposure divided by total commercial utilized exposure for each exposure category.
(3)	Excludes small business commercial – domestic exposure.
(4)

In addition to loans and leases, exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(5)	Other utilized non-reservable criticized exposure includes derivative assets, foreclosed properties and securitized assets.

Commercial – Domestic

At March 31, 2008, approximately 89 percent of the commercial – domestic portfolio, excluding small business, was included in GCIB, primarily in Business Lending (business banking, middle market and large multinational corporate loans and leases) and CMAS (acquisition and bridge financing). The remaining 11 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans and leases decreased $584 million to $188.1 billion at March 31, 2008 compared to December 31, 2007. Nonperforming commercial – domestic loans increased $136 million to $996 million from December 31, 2007. Net charge-offs were up $58 million for the three months ended March 31, 2008 from very low levels in 2007. The increases in nonperforming and net charge-off levels were broad-based in terms of borrowers and industries. Criticized utilized commercial – domestic reservable exposure, increased $1.0 billion from December 31, 2007, to $9.6 billion primarily driven by modest deterioration across various portfolios within GCIB. Additionally, commercial – domestic drove the increase in other utilized non-reservable criticized exposure, primarily mark-to-market derivative assets.

Commercial Real Estate

The commercial real estate portfolio is mostly managed in Business Lending and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases increased $1.4 billion to $62.7 billion at March 31, 2008 compared to December 31, 2007 primarily driven by organic growth in California and in apartment, shopping center/retail and hotel/motel property types.

Nonperforming commercial real estate loans increased $528 million to $1.6 billion and utilized criticized reservable exposure increased $2.4 billion to $9.1 billion attributable to the continuing impact of the housing slowdown on the homebuilder sector. Net charge-offs were $107 million for the three months ended March 31, 2008, up $104 million from the prior year driven entirely by the homebuilder sector, with one large name comprising one half of the net charge-offs during the first quarter. Nonperforming assets and utilized criticized exposure in the homebuilder sector were $1.3 billion and $6.6 billion respectively, at March 31, 2008, compared to $829 million and $5.4 billion at December 31, 2007. At March 31, 2008, we had homebuilder-related utilized exposure of $13.7 billion and commercial committed exposure of $20.6 billion. The utilized criticized ratio and the nonperforming asset ratio for the homebuilder sector was 48.81 percent and 10.23 percent at March 31, 2008 compared to 38.47 percent and 6.11 percent at December 31, 2007. Assets held-for-sale associated with commercial real estate decreased $2.5 billion to $11.3 billion at March 31, 2008 compared to December 31, 2007, driven by a commercial mortgage-backed securitization which occurred during the three months ended March 31, 2008. Refer to Management of Commercial Credit Risk Concentrations on page 102 for a discussion of our CMBS exposure.

Table 21 presents outstanding commercial real estate loans by geographic region and property type diversification.

Table 21
Outstanding Commercial Real Estate Loans (1)
(Dollars in millions)	March 31 2008	December 31 2007
By Geographic Region (2)
California	$10,073	$9,369
Northeast	9,113	8,951
Midwest	8,230	7,832
Illinois	6,830	6,731
Southeast	6,756	6,472
Southwest	5,798	5,400
Florida	4,828	4,870
Midsouth	3,014	2,843
Northwest	2,755	2,417
Other	1,932	3,370
Geographically diversified (3)	2,357	2,282
Non-U.S.	1,293	1,065
Total outstanding commercial real estate loans (4)	$62,979	$61,602
By Property Type
Residential	$10,733	$11,157
Shopping centers/retail	9,225	8,722
Office buildings	9,050	8,837
Apartments	8,369	7,806
Industrial/warehouse	5,757	5,662
Land and land development	4,647	4,551
Multiple use	1,956	1,672
Hotels/motels	1,885	1,535
Resorts	318	297
Other (5)	11,039	11,363
Total outstanding commercial real estate loans (4)	$62,979	$61,602

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.

(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(3)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(4)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $240 million and $304 million at March 31, 2008 and December 31, 2007.

(5)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Commercial Lease Financing

The commercial lease financing portfolio is managed in Business Lending. Outstanding loans and leases decreased $450 million at March 31, 2008 compared to December 31, 2007. Net charge-offs were $15 million for the three months ended March 31, 2008 compared to net recoveries of $1 million for the same period in 2007, primarily reflecting broad based charge-offs coming off very low 2007 levels.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and CMAS. Outstanding loans and leases increased $2.7 billion to $31.1 billion at March 31, 2008 compared to December 31, 2007 driven by organic growth combined with strengthening of foreign currencies against the U.S. dollar. Criticized utilized reservable exposure increased $366 million to $815 million. Net recoveries mainly in our large corporate portfolio were $7 million for the three months ended March 31, 2008 compared to net recoveries of $3 million for the same period in 2007. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 113.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio (business card and small business loans) is managed in GCSBB. Outstanding small business commercial – domestic loans and leases increased $499 million to $20.1 billion at March 31, 2008 compared to December 31, 2007 driven by organic growth in the small business card portfolio. Approximately 59 percent of the small business commercial – domestic outstanding loans and leases at March 31, 2008 were credit card related products. Nonperforming small business commercial – domestic loans increased $9 million to $153 million, loans past due 90 days or more and still accruing interest increased $120 million to $547 million and criticized reservable exposure increased $164 million, to $1.0 billion, or 4.97 percent at March 31, 2008 compared to 4.25 percent, at December 31, 2007. Small business commercial – domestic net charge-offs were up $199 million, to $359 million, or 7.21 percent for the three months ended March 31, 2008. The increases were primarily driven by the impacts of a slowing economy, particularly in geographic areas that have experienced the most housing declines and seasoning of portions of the portfolio originated in periods of higher growth. Approximately 74 percent of the small business commercial – domestic net charge-offs for the three months ended March 31, 2008 were credit card related products.

Commercial Loans Measured at Fair Value

The commercial loans measured at fair value portfolio is managed in CMAS. At March 31, 2008, outstanding commercial loans measured at fair value had an aggregate fair value of $5.1 billion recorded in loans and leases and included commercial – domestic loans of $3.9 billion, commercial – foreign loans of $949 million and commercial real estate loans of $240 million. Outstanding commercial loans measured at fair value increased $467 million to $5.1 billion at March 31, 2008 compared to December 31, 2007. The Corporation recorded net losses of $123 million in other income resulting from changes in the fair value of the loan portfolio during the three months ended March 31, 2008 compared to gains of $1 million for the same period in 2007. These losses were primarily attributable to changes in instrument-specific credit risk and were predominately offset by hedging activities. At March 31, 2008 and December 31, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Utilized criticized exposure in the fair value portfolio was $1.0 billion and $1.1 billion at March 31, 2008 and December 31, 2007.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $903 million and $660 million at March 31, 2008 and December 31, 2007 that were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $20.3 billion and $20.9 billion at March 31, 2008 and December 31, 2007. Net losses resulting from changes in fair value of commitments and letters of credit of $238 million were recorded in other income during the three months ended March 31, 2008 compared to losses of $28 million for the same period in 2007. These losses were primarily attributable to changes in instrument-specific credit risk and were predominately offset by hedging activities.

Nonperforming Commercial Assets Activity

Table 22 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters. The increase in nonaccrual loans and leases for the first quarter of 2008 was primarily attributable to continuing deterioration in our homebuilder portfolio.

Table 22

Nonperforming Commercial Assets Activity (1, 2)

(Dollars in millions)	First Quarter 2008	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Nonperforming loans and leases
Balance, beginning of period	$2,155	$1,140	$824	$740	$757
Additions to nonperforming loans and leases:
LaSalle balance, October 1, 2007	-	413	-	-	-
New nonaccrual loans and leases	1,399	1,129	583	398	357
Advances	21	62	6	4	13
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(383)	(249)	(155)	(173)	(204)
Sales	-	(33)	(1)	(23)	(25)
Returns to performing status (3)	(29)	(130)	(21)	(32)	(56)
Charge-offs (4)	(261)	(134)	(86)	(77)	(73)
Transfers to foreclosed properties	(28)	(43)	(10)	(13)	(9)
Transfers to loans held-for-sale	-	-	-	-	(20)
Total net additions to (reductions in) nonperforming loans and leases	719	1,015	316	84	(17)
Total nonperforming loans and leases, end of period	2,874	2,155	1,140	824	740
Foreclosed properties
Balance, beginning of period	75	33	26	15	10
Additions to foreclosed properties:
LaSalle balance, October 1, 2007	-	16	-	-	-
New foreclosed properties	28	43	10	13	9
Reductions in foreclosed properties:
Sales	(8)	(16)	-	(2)	(4)
Writedowns	(3)	(1)	(3)	-	-
Total net additions to foreclosed properties	17	42	7	11	5
Total foreclosed properties, end of period	92	75	33	26	15
Nonperforming commercial assets, end of period	$2,966	$2,230	$1,173	$850	$755
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost	0.89%	0.67%	0.43%	0.34%	0.31%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases measured at historical cost and foreclosed properties	0.91	0.70	0.44	0.35	0.32

(1)

Balances do not include nonperforming LHFS included in other assets of $170 million, $93 million, $30 million, $25 million and $66 million at March 31 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007, respectively. There were no nonperforming loans measured at fair value in accordance with SFAS 159 at March 31, 2008 and December 31, 2007.

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

Industry Concentrations

Table 23 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

Total commercial committed credit exposure increased by $18.2 billion, or two percent, at March 31, 2008 compared to December 31, 2007. Total commercial utilized credit exposure increased by $21.4 billion, or five percent, at March 31, 2008 compared to December 31, 2007. The overall commercial credit utilization rate was largely unchanged from December 31, 2007, increasing from 57 percent to 59 percent.

Real estate remains our largest industry concentration, accounting for 14 percent of total commercial committed exposure. Growth of $956 million, or one percent, was driven primarily by shopping center/retail, office building and multiple use property types. Diversified financials grew by $6.7 billion, or eight percent, and banks grew by $3.0 billion, or nine percent, both due to increased derivative asset exposure. Telecommunications increased $2.4 billion, or 29 percent, due to bridge financing related deals and capital goods grew by $1.5 billion, or three percent, driven by diversified demand across machinery related industries. Government and public education exposure decreased $5.2 billion, or nine percent, due to a reduction in financing commitments to student lenders.

Monoline exposure is reported in the insurance industry and managed under the insurance portfolio industry limits. Direct commercial committed exposure to monolines consisted of revolvers of $203 million at both March 31, 2008 and December 31, 2007 and net mark-to-market derivative exposure of $1.5 billion at March 31, 2008 compared to $420 million at December 31, 2007. The increase in the derivative exposure was due to spread widening in both wrapped CDO and structured finance related exposures. For more information on our CDO exposures, see our discussion beginning on page 67.

We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations, credit enhanced securities as part of our public finance business and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and CDOs. We underwrite our public finance exposure by evaluating the underlying securities. In the case of default we first look to the underlying securities and then to recovery on the purchased insurance. See page 67 for discussion on our CDO exposure and related credit protection.

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

We have further exposure related to our public finance business where we are the lead manager or remarketing agent for transactions that are wrapped including auction rate securities (ARS), tender option municipal bonds (TOBs), and variable rate demand notes (VRDNs). Recent concerns about monoline downgrades or insolvency has caused disruptions in each of these markets as investor concerns have impacted overall market liquidity and bond prices. We are the lead manager on municipal and, to a lesser extent, student loan ARS where a high percentage of the programs are wrapped by either monolines or other financial guarantors. We are the remarketing agent on TOBs and VRDN transactions and also provide commitments on approximately $10.5 billion of VRDNs, including those issued by municipalities and other organizations, which obligate us to purchase the VRDNs in the event that they can not be remarketed or otherwise provide funding to the issuer.

At March 31, 2008, we held within trading account assets approximately $2.8 billion in ARS, $1.4 billion in VRDNs and $190 million in TOBs acquired in connection with these activities. During the three months ended March 31, 2008, we recorded losses of $216 million on the ARS, primarily related to student loan-backed securities. We no longer serve in our role as lead manager for these securities. We had no losses on the VRDNs or TOBs during the three months ended March 31, 2008. We continue to have liquidity exposure to these markets and instruments, and as market conditions continue to evolve, these conditions may impact our results. For additional information on our liquidity exposure to tender option bond municipal trusts, see the municipal bond trusts and corporate SPEs discussion beginning on page 81.

Table 23
Commercial Credit Exposure by Industry (1, 2)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	March 31 2008	December 31 2007	March 31 2008	December 31 2007
Real estate (3)	$81,102	$81,260	$112,698	$111,742

Diversified financials	43,065	37,872	92,839	86,118

Retailing	33,710	33,280	54,195	55,184

Capital goods	28,168	25,908	53,897	52,356

Government and public education	30,219	31,743	52,203	57,437

Healthcare equipment and services	25,512	24,337	42,253	40,962

Consumer services	25,141	23,382	40,744	38,650

Materials	24,329	22,176	39,695	38,717

Banks	24,774	21,261	38,339	35,323

Individuals and trusts	22,676	22,323	33,046	32,425

Commercial services and supplies	21,744	21,175	31,578	31,858

Food, beverage and tobacco	14,170	13,919	27,210	25,701

Energy	13,276	12,772	24,461	23,510

Media	8,092	7,901	20,024	19,343

Utilities	6,135	6,438	19,185	19,281

Transportation	13,020	12,803	19,003	18,824

Insurance	9,032	7,162	17,343	16,014

Religious and social organizations	8,462	8,208	11,187	10,982

Consumer durables and apparel	6,137	5,802	10,833	10,907

Telecommunication services	5,782	3,475	10,618	8,235

Technology hardware and equipment	4,427	4,615	10,191	10,239

Software and services	4,876	4,739	10,069	10,128

Pharmaceuticals and biotechnology	4,701	4,349	9,561	8,563

Automobiles and components	2,851	2,648	6,519	6,960

Food and staples retailing	2,638	2,732	4,943	5,318

Household and personal products	989	889	2,916	2,776

Semiconductors and semiconductor equipment	986	1,140	1,657	1,734

Other	8,143	8,407	8,763	8,505
Total commercial credit exposure by industry	$474,157	$452,716	$805,970	$787,792

Net credit default protection purchased on total commitments (4)			$(9,006)	$(7,146)

(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value in accordance with SFAS 159 and are comprised of loans outstanding of $5.1 billion and $4.6 billion, and issued letters of credit at notional value of $1.3 billion and $1.1 billion at March 31, 2008 and December 31, 2007. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $19.0 billion and $19.8 billion at March 31, 2008 and December 31, 2007.

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

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. Since December 31, 2007, our net credit default protection purchased has been increased by $1.9 billion to $9.0 billion as we continue to reposition the level of purchased protection.

At March 31, 2008 and December 31, 2007, we had net notional credit default protection purchased in our credit derivatives portfolio of $9.0 billion and $7.1 billion. The mark-to-market impacts, including the cost of the net credit default protection hedging our credit exposure, resulted in net gains of $338 million for the three months ended March 31, 2008 compared to net losses of $14 million in the same period a year ago. The net gains for the three months ended March 31, 2008 predominantly offset the losses recorded on loans and unfunded lending commitments measured at fair value. For further discussion see the Commercial Loans Measured at Fair Value section on page 108. The average VAR for our net credit default protection hedging our credit exposure was $19 million and $27 million for the three months ended March 31, 2008 and 2007. The decrease in VAR was driven by an increase in the average amount of credit protection outstanding during the periods. There is a diversification effect between the net credit default protection hedging our credit exposure and the market-based trading portfolio such that their combined average VAR was $94 million and $39 million for the three months ended March 31, 2008 and 2007. Refer to the Trading Risk Management discussion beginning on page 120 for a description of our VAR calculation for the market-based trading portfolio.

Tables 24 and 25 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2008 and December 31, 2007.

Table 24
Net Credit Default Protection by Maturity Profile
	March 31 2008	December 31 2007
Less than or equal to one year	2%	2%
Greater than one year and less than or equal to five years	75	67
Greater than five years	23	31
Total net credit default protection	100%	100%

Table 25
Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	March 31, 2008		December 31, 2007
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$(19)	0.2%	$(13)	0.2%
AA	(109)	1.2	(92)	1.3
A	(2,986)	33.2	(2,408)	33.7
BBB	(3,989)	44.3	(3,328)	46.6
BB	(1,633)	18.1	(1,524)	21.3
B	(150)	1.7	(180)	2.5
CCC and below	(75)	0.8	(75)	1.0
NR (2)	(45)	0.5	474	(6.6)
Total net credit default protection	$(9,006)	100.0%	$(7,146)	100.0%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)

In addition to unrated names, "NR" did not have net credit default swap index positions at March 31, 2008 compared to $550 million at December 31, 2007. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market making activities for clients and establishing proprietary positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative positions in the over-the-counter market with large, international financial institutions, including broker/dealers and to a lesser degree with a variety of investors such as hedge funds and other entities. Because these transactions are executed in the over-the-counter market we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty (where applicable), and/or allow us to take additional protective measures such as early termination of all trades. Further, we enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

The notional amounts presented in the following table represent the total contract/notional amount of credit derivatives outstanding and includes both purchased and written protection. The significant increase in credit spreads across nearly all major credit indices during the three months ended March 31, 2008 drove higher levels of counterparty credit risk for purchased protection relative to the change in the contract/notional amounts.

Table 26

Credit Derivatives

	March 31, 2008		December 31, 2007

(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk

Credit derivatives

Purchased protection:

Credit default swaps	$1,508,383	$10,716	$1,482,210	$6,806

Total return swaps	10,614	1,384	13,551	671

Other credit derivatives	8,049	1	8,431	16

Total purchased protection	1,527,046	12,101	1,504,192	7,493

Written protection:

Credit default swaps	1,539,925	-	1,517,305	-

Total return swaps	19,327	-	24,884	-

Other credit derivatives	-	-	-	-

Total written protection	1,559,252	-	1,542,189	-

Credit derivatives consolidated	$3,086,298	$12,101	$3,046,381	$7,493

Foreign Portfolio

Our foreign credit and trading portfolio is subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage foreign risk and exposures. Management oversight of country risk including cross-border risk is provided by the Country Risk Committee.

Table 27 sets forth total foreign exposure to borrowers or counterparties in emerging markets. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the United States. Credit card exposure is reported on a funded basis. Total foreign exposure can be adjusted for externally guaranteed exposure and certain collateral types. Exposure which is assigned external guarantees are reported under the country of the guarantor. Exposure with tangible collateral is reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, exposure is assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting rules.

Table 27

Selected Emerging Markets (1)
(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at March 31, 2008	Increase (Decrease) From December 31, 2007

Region/Country

Asia Pacific

China	$356	$47	$241	$14,790	$15,434	$-	$15,434	$(1,606)

India	1,336	628	429	1,220	3,613	-	3,613	321

South Korea	178	817	379	2,224	3,598	-	3,598	(804)

Taiwan	328	51	107	140	626	539	1,165	98

Singapore	370	41	211	504	1,126	-	1,126	(166)

Hong Kong	421	63	150	143	777	-	777	(18)

Other Asia Pacific (7)	151	76	48	411	686	-	686	(1)

Total Asia Pacific	3,140	1,723	1,565	19,432	25,860	539	26,399	(2,176)

Latin America

Mexico	1,421	248	65	2,910	4,644	-	4,644	206

Brazil	659	188	26	2,696	3,569	224	3,793	106

Chile	568	37	1	15	621	8	629	(90)

Other Latin America (7)	248	198	5	73	524	151	675	28

Total Latin America	2,896	671	97	5,694	9,358	383	9,741	250

Middle East and Africa

Bahrain	119	9	39	403	570	-	570	423

South Africa	377	12	11	113	513	-	513	71

Other Middle East and Africa (7)	370	160	208	155	893	-	893	(459)

Total Middle East and Africa	866	181	258	671	1,976	-	1,976	35
Central and Eastern Europe (7)	66	206	100	110	482	-	482	58
Total emerging market exposure	$6,968	$2,781	$2,020	$25,907	$37,676	$922	$38,598	$(1,833)

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at March 31, 2008 and December 31, 2007.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $145 million and $57 million at March 31, 2008 and December 31, 2007. At March 31, 2008 and December 31, 2007, there were $10 million and $2 million of other marketable securities collateralizing derivative assets for which credit risk has not been reduced.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at March 31, 2008 was $22.3 billion compared to $21.6 billion at December 31, 2007. Local liabilities at March 31, 2008 in Asia Pacific and Latin America were $21.0 billion and $1.3 billion, of which $9.0 billion were in Hong Kong, $5.5 billion in Singapore, $2.7 billion in South Korea, $1.3 billion in China, $1.2 billion in Mexico, $1.1 billion in India, and $507 million in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Central and Eastern Europe had total foreign exposure of more than $500 million.

As presented in Table 27, foreign exposure to borrowers or counterparties in emerging markets decreased $1.8 billion to $38.6 billion at March 31, 2008 compared to $40.4 billion at December 31, 2007. The decrease was primarily due to the lower value of our equity investment in CCB. Foreign exposure to borrowers or counterparties in emerging markets represented 28 percent and 29 percent of total foreign exposure at March 31, 2008 and December 31, 2007.

At March 31, 2008, 68 percent of the emerging markets exposure was in Asia Pacific, compared to 71 percent at December 31, 2007. Asia Pacific emerging markets exposure decreased by $2.2 billion, driven by the lower value of the CCB investment as well as lower securities exposure in South Korea. The investment in CCB, classified in Table 27 as securities and other investments, accounted for $14.5 billion and $16.4 billion of exposure in China at March 31, 2008 and December 31, 2007.

At March 31, 2008, 25 percent of the emerging markets exposure was in Latin America compared to 23 percent at December 31, 2007. Latin America emerging markets exposure increased by $250 million, driven primarily by higher loan and loan commitments in Mexico and higher cross-border other financing and securities and other investments exposures in Brazil as presented in Table 27. The carrying value of our investment in Banco Itaú accounted for $2.6 billion of exposure in Brazil at both March 31, 2008 and December 31, 2007. The March 31, 2008 equity investment in Banco Itaú represents seven percent of its outstanding voting and non-voting shares. Our investment in Banco Itaú is currently carried at cost and will be accounted for as AFS marketable equity securities and carried at fair value beginning in the second quarter of 2008. Our 24.9 percent investment in Santander accounted for $2.7 billion and $2.6 billion of exposure in Mexico at March 31, 2008 and December 31, 2007.

Provision for Credit Losses

The provision for credit losses increased $4.8 billion to $6.0 billion for the three months ended March 31, 2008 compared to the same period in 2007.

The consumer portion of the provision for credit losses increased $3.6 billion to $4.6 billion for the three months ended March 31, 2008 compared to the same period in 2007. This increase was primarily driven by reserve increases and higher net charge-offs in our home equity and residential mortgage portfolios, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant declines in home prices. Portfolio seasoning and to a lesser extent the slowing economy resulted in reserve increases in the unsecured lending and domestic credit card portfolios. The absence of prior year reserve reductions that resulted from additions of higher loss profile accounts to the domestic credit card securitization trust also contributed to the increase in provision. Additionally, net charge-offs increased in other domestic consumer portfolios reflecting portfolio seasoning, the impacts of a slowing economy, particularly in geographic areas with the weakest housing markets, and higher bankruptcies.

The commercial portion of the provision for credit losses increased $1.2 billion to $1.4 billion for the three months ended March 31, 2008 compared to the same period in 2007. Reserves were increased for higher losses in the small business portfolio within GCSBB reflecting the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant home price declines as well as seasoning of portions of the portfolio originated in periods of higher growth. The housing market slowdown also drove increases in the reserves on the homebuilder loan portfolio within GCIB. The first quarter of 2007 also included a reduction of reserves in All Other reflecting the sale of our Argentina portfolio. Additionally, net charge-offs were higher in the small business portfolios within GCSBB and the homebuilder loan portfolio in GCIB.

The provision for credit losses related to unfunded lending commitments was negative $11 million for the three months ended March 31, 2008 compared to $7 million for the three months ended March 31, 2007.

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

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases measured at historical cost. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of March 31, 2008, quarterly updating of historical loss experience did not have a material impact on the allowance for loan and lease losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of March 31, 2008, quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses driven by higher losses in the home equity and residential mortgage portfolios, reflective of deterioration in the housing markets and portfolio seasoning and to a lesser extent the impacts of the slowing economy on the domestic credit card and unsecured lending portfolios. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty and large single name defaults.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 29 was $9.2 billion at March 31, 2008, an increase of $2.5 billion from December 31, 2007. This increase was primarily driven by reserve increases related to higher losses in our home equity and residential mortgage portfolios. Portfolio seasoning and to a lesser extent the slowing economy resulted in reserve increases in the unsecured lending and domestic consumer credit card portfolios. For further discussion, see Provision for Credit Losses beginning on page 115.

The allowance for commercial loan and lease losses was $5.6 billion at March 31, 2008, an $817 million increase from December 31, 2007. The increase in allowance levels was driven by higher losses in the small business portfolio within GCSBB and reserve increases on the homebuilder loan portfolio within GCIB. For further discussion, see Provision for Credit Losses beginning on page 115.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.71 percent at March 31, 2008, compared to 1.33 percent at December 31, 2007. The increase in the ratio was primarily driven by reserve increases for higher losses in the home equity, residential mortgage and commercial homebuilder loan portfolios, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant home price declines. Reserve increases for portfolio seasoning and the impacts of a slowing economy on the Card Services’ small business, unsecured lending and domestic credit card portfolios also contributed to the higher ratio.

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

The reserve for unfunded lending commitments at March 31, 2008 was $507 million compared to $518 million at December 31, 2007.

Table 28 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2008 and 2007.

Table 28
Allowance for Credit Losses
	Three Months Ended March 31
(Dollars in millions)	2008	2007
Allowance for loan and lease losses, January 1	$11,588	$9,016
Adjustment due to the adoption of SFAS 159	-	(32)
Loans and leases charged off
Residential mortgage	(85)	(13)
Credit card – domestic	(950)	(899)
Credit card – foreign	(135)	(102)
Home equity	(582)	(20)
Direct/Indirect consumer	(719)	(405)
Other consumer	(103)	(68)
Total consumer charge-offs	(2,574)	(1,507)
Commercial – domestic (1)	(470)	(214)
Commercial real estate	(108)	(4)
Commercial lease financing	(21)	(10)
Commercial – foreign	(7)	(8)
Total commercial charge-offs	(606)	(236)
Total loans and leases charged off	(3,180)	(1,743)
Recoveries of loans and leases previously charged off
Residential mortgage	19	7
Credit card – domestic	103	93
Credit card – foreign	26	14
Home equity	86	3
Direct/Indirect consumer	164	126
Other consumer	17	20
Total consumer recoveries	415	263
Commercial – domestic (2)	29	30
Commercial real estate	1	1
Commercial lease financing	6	11
Commercial – foreign	14	11
Total commercial recoveries	50	53
Total recoveries of loans and leases previously charged off	465	316
Net charge-offs	(2,715)	(1,427)
Provision for loan and lease losses	6,021	1,228
Other	(3)	(53)
Allowance for loan and lease losses, March 31	14,891	8,732
Reserve for unfunded lending commitments, January 1	518	397
Adjustment due to the adoption of SFAS 159	-	(28)
Provision for unfunded lending commitments	(11)	7
Other	-	(2)
Reserve for unfunded lending commitments, March 31	507	374
Allowance for credit losses, March 31	$15,398	$9,106
Loans and leases outstanding measured at historical cost at March 31	$868,813	$719,774
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost at March 31 (3)	1.71%	1.21%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31	1.70	1.11
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding measured at historical cost at March 31 (3)	1.74	1.42
Average loans and leases outstanding measured at historical cost during the period	$870,980	$714,042
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost during the period (3)	1.25%	0.81%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost at March 31	203	443
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	1.36	1.51
(1)	Includes small business commercial – domestic charge-offs of $368 million and $171 million for the three months ended March 31, 2008 and 2007.
(2)	Includes small business commercial – domestic recoveries of $9 million and $11 million for the three months ended March 31, 2008 and 2007.
(3)

Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the periods ended March 31, 2008 and 2007. Loans measured at fair value were $5.1 billion and $3.9 billion at March 31, 2008 and 2007.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 29 presents our allocation by product type.

Table 29
Allocation of the Allowance for Credit Losses by Product Type
	March 31, 2008		December 31, 2007
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$394	2.6%	$207	1.8%
Credit card – domestic	3,182	21.4	2,919	25.2
Credit card – foreign	472	3.2	441	3.8
Home equity	2,549	17.1	963	8.3
Direct/Indirect consumer	2,485	16.7	2,077	17.9
Other consumer	162	1.1	151	1.3
Total consumer	9,244	62.1	6,758	58.3
Commercial – domestic (1)	3,878	26.0	3,194	27.6
Commercial real estate	1,206	8.1	1,083	9.3
Commercial lease financing	227	1.5	218	1.9
Commercial – foreign	336	2.3	335	2.9
Total commercial (2)	5,647	37.9	4,830	41.7
Allowance for loan and lease losses	14,891	100.0%	11,588	100.0%
Reserve for unfunded lending commitments	507		518
Allowance for credit losses	$15,398		$12,106
(1)	Includes allowance for small business commercial – domestic loans of $2.0 billion and $1.4 billion at March 31, 2008 and December 31, 2007.
(2)	Includes allowance for loan and lease losses for impaired commercial loans of $242 million and $123 million at March 31, 2008 and December 31, 2007.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 61 through 68 of MD&A filed in the Corporation’s 2007 Annual Report on Form 10-K.

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2008 as compared with the three months ended December 31, 2007. During the three months ended March 31, 2008, positive trading-related revenue was recorded for 57 percent of the trading days, 33 percent of the trading days had losses greater than $10 million, and the largest loss was $98 million. This can be compared to the three months ended December 31, 2007, where, excluding the discrete dates discussed below, positive trading-related revenue was recorded for 42 percent of the trading days, 45 percent of the trading days had losses greater than $10 million, and the largest loss was $149 million.

During the second half of 2007, CDO-related markets experienced significant illiquidity impacting the availability and reliability of transparent pricing resulting in the valuation of CDOs becoming more complex and time consuming. Accordingly, it was not possible to mark these positions to market on a daily basis. As a result, during the three months ended December 31, 2007, we recorded valuation adjustments in trading account profits (losses) of approximately $4.0 billion on certain discrete dates relating to our super senior CDO exposure. During the three months ended March 31, 2008, we continued to take writedowns on our CDO exposure, but revalued these positions on a more regular basis, and therefore no CDO-related losses were excluded from the following table for the three months ended March 31, 2008. For more information on our CDO exposure and related losses, see the CDO discussion beginning on page 67.

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

A VAR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are however many limitations inherent in a VAR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VAR model. This was of particular relevance during the second half of 2007 when markets experienced a period of extreme illiquidity resulting in losses that were far outside of the normal loss forecasts by VAR models. As such, from time to time, we update the assumptions and historical data underlying our VAR model. During the first quarter of 2008, we increased the frequency with which we update the historical data to a weekly basis. Previously, this was updated on a quarterly basis.

Due to the limitations mentioned above, we have historically used the VAR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to various degrees. See discussion on stress testing below.

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

The following graph shows daily trading-related revenue and VAR, excluding the discrete writedowns on our super senior CDO exposure taken in the fourth quarter of 2007, for the twelve months ended March 31, 2008. Excluding these writedowns, actual losses exceeded daily trading VAR fourteen times in the twelve months ended March 31, 2008 and losses did not exceed daily trading VAR in the twelve months ended March 31, 2007. During the three months ended March 31, 2008, we continued to take writedowns on our CDO exposure, but revalued these positions on a more regular basis, and therefore no CDO-related losses were excluded from the following graph for the three months ended March 31, 2008. The losses that exceeded daily trading VAR for the twelve months ended March 31, 2008, occurred during the market disruption which took place during the second half of 2007. Our increase in total trading VAR resulted from sharply increased volatility in the markets over the past three quarters, despite a reduction in our exposure.

Table 30 presents average, high and low daily trading VAR for the three months ended March 31, 2008, December 31, 2007 and March 31, 2007.

Table 30
Trading Activities Market Risk
	Three Months Ended March 31, 2008			Three Months Ended December 31, 2007			Three Months Ended March 31, 2007

	VAR			VAR (1)			VAR

(Dollars in millions)	Average	High (2)	Low (2)	Average	High (2)	Low (2)	Average	High (2)	Low (2)

Foreign exchange	$6.7	$9.5	$5.0	$7.2	$9.5	$5.3	$8.5	$25.3	$4.1

Interest rate	19.1	28.7	12.4	13.8	24.8	9.3	10.6	17.5	6.6

Credit	67.9	102.7	44.1	49.7	64.6	34.2	29.7	38.1	23.4

Real estate/mortgage	20.0	28.0	15.4	18.5	21.2	15.9	10.5	16.7	5.7

Equities	26.8	33.2	20.9	26.3	45.8	16.8	16.4	32.1	9.6

Commodities	9.5	12.5	6.6	8.6	10.7	6.1	6.2	9.6	3.7

Portfolio diversification	(59.9)	-	-	(54.3)	-	-	(40.8)	-	-

Total market-based trading portfolio (3)	$90.1	$133.6	$64.1	$69.8	$97.2	$45.5	$41.1	$52.9	$32.9

(1)

Excludes our discrete writedowns on super senior CDO exposure. For more information on the CDO writedowns and the impact of the market disruption on the Corporation’s results, see the CDO discussion beginning on page 67.

(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(3)

For a discussion of the VAR related to the credit derivatives that economically hedge the loan portfolio, see Industry Concentrations beginning on page 110. Additionally, the table above does not include credit protection purchased to manage our counterparty credit risk. During the three months ended March 31, 2008, the average VAR of this protection was $48 million.

The increase in average VAR from March 31, 2007 was driven by the increased market volatility that started during the second half of 2007 and continued into the first quarter of 2008, despite a reduction in our exposures over these periods. As discussed above, we updated our VAR model during the first quarter of 2008 and as the increased market volatility was incorporated into the historical price data, the level of VAR increased substantially. In periods of market stress, the GRC members communicate daily to discuss losses and VAR limit excesses. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macro economic hedges are executed to reduce the exposure.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the three months ended March 31, 2008, the largest daily losses among the historical scenarios ranged from $133 million to $525 million. This can be compared with losses from $122 million to $520 million during the three months ended December 31, 2007. Hypothetical scenarios simulate the anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. In addition to the value afforded by the results themselves this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. The results of these stress tests point to a broad decrease in risk taken during the three months ended March 31, 2008. During the quarter ended March 31, 2008, the largest losses among these scenarios ranged from $478 million to $555 million. This is down from $767 million to $1.5 billion in the prior quarter.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at March 31, 2008 and December 31, 2007 were as follows:

Table 31

Forward Rates

	March 31, 2008		December 31, 2007
	Federal Funds	Ten-Year Swap	Federal Funds	Ten-Year Swap

Spot rates	2.25%	4.08%	4.25%	4.67%

12-month forward rates	1.75	4.38	3.13	4.79

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from March 31, 2008 and December 31, 2007, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 52.

Table 32

Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions)			March 31	December 31

Curve Change	Short Rate	Long Rate	2008	2007

+100 Parallel shift	+100	+100	$(865)	$(952)

-100 Parallel shift	-100	-100	527	865

Flatteners

Short end	+100	-	(1,153)	(1,127)

Long end	-	-100	(614)	(386)

Steepeners

Short end	-100	-	1,112	1,255

Long end	-	+100	275	181

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

Our core net interest income – managed basis was liability sensitive at both March 31, 2008 and December 31, 2007. Beyond what is already implied in the forward market curve, the interest rate risk position has become less exposed to rising rates since December 31, 2007. Over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. The portfolio is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. During the three months ended March 31, 2008 and 2007, we purchased AFS debt securities of $35.1 billion and $2.9 billion, sold $26.3 billion and $4.1 billion, and had maturities and received paydowns of $5.2 billion and $5.6 billion. We realized gains of $225 million and $62 million on sales of debt securities during the three months ended March 31, 2008 and 2007.

The amount of our accumulated OCI loss related to AFS debt securities increased by a pre-tax amount of $362 million during the three months ended March 31, 2008, driven by a decline in the value of municipal and foreign securities, and partially offset by unrealized gains associated with mortgage backed securities. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $4.8 billion in after-tax gains at March 31, 2008, related to unrealized gains associated with our AFS securities portfolio, including $2.1 billion of unrealized losses related to AFS debt securities and $6.9 billion of unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $221.9 billion at March 31, 2008 with a weighted average duration of 5.5 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations (including market value fluctuations associated with our CCB investment), the collection of cash flows including prepayment and maturity activity, and the passage of time. Shares of the Corporation’s strategic investment in CCB are carried at a fair value of $14.3 billion and the unrealized gain on this investment of $7.2 billion net-of-tax is subject to currency and price fluctuation, and is recorded in accumulated OCI.

Residential Mortgage Portfolio

During the three months ended March 31, 2008, we purchased $44 million of residential mortgages related to ALM activities compared to purchases of $16.5 billion during the same period in 2007. We also added $12.6 billion and $18.1 billion of originated residential mortgages and we sold $8.4 billion and $11.3 billion of residential mortgages during the three months ended March 31, 2008 and 2007, which included $5.6 billion and $8.0 billion of originated residential mortgages, resulting in gains of $158 million and $122 million. Additionally, we received paydowns of $8.2 billion and $7.3 billion during the three months ended March 31, 2008 and 2007. The ending balance at March 31, 2008 was $266.1 billion compared to $254.8 billion at March 31, 2007.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 33 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and average estimated duration of our open ALM derivatives at March 31, 2008 and December 31, 2007.

Changes to the composition of our derivatives portfolio during the three months ended March 31, 2008 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. Our interest rate swap positions (including foreign exchange contracts) changed to a net receive fixed position of $62.2 billion on March 31, 2008 compared to a net receive fixed position of $101.9 billion on December 31, 2007. Changes in the notional levels of our interest rate swap position were driven by the net termination and maturity of $37.8 billion in U.S. dollar denominated receive fixed swaps, and the net termination of $2.0 billion in foreign denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps increased $2.9 billion to $57.5 billion at March 31, 2008 from December 31, 2007. The notional amount of our option position was $140.1 billion at both March 31, 2008 and December 31, 2007.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased $4.6 billion from a gain of $6.1 billion at December 31, 2007 to a gain of $10.7 billion at March 31, 2008. The increase was primarily attributable to gains from changes in the value of foreign exchange basis swaps of $3.5 billion, U.S. dollar denominated receive fixed interest rate swaps of $1.3 billion and foreign exchange contracts of $501 million. These gains were partially offset by losses from changes in the value of pay fixed interest rate swaps of $486 million and option products of $215 million. The increase in the value of foreign exchange basis swaps was mostly attributable to the strengthening of most foreign currencies against the U.S. dollar during the three months ended March 31, 2008. The increase in the value of U.S. dollar denominated receive fixed interest rate swaps and the decrease in the value of the pay fixed interest rate swaps were due to decreases in interest rates during the three month ended March 31, 2008. Foreign exchange contracts increased in value due to the decrease in foreign interest rates coupled with the continued weakening of the dollar against foreign currencies. The decrease in the value of the option portfolio was attributable to decreases in interest rates during the three months ended March 31, 2008.

Table 33
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
March 31, 2008
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$2,315								5.13
Notional amount		$44,199	$12,067	$3,908	$3,252	$1,630	$2,508	$20,834
Weighted average fixed rate		4.36%	2.59%	4.16%	4.35%	4.50%	4.88%	5.34%
Pay fixed interest rate swaps (1)	(915)								5.67
Notional amount		$11,340	$-	$-	$-	$-	$1,000	$10,340
Weighted average fixed rate		5.04%	-%	-%	-%	-%	5.45%	5.00%
Foreign exchange basis swaps (2, 3, 4)	9,634
Notional amount		$57,461	$1,131	$4,807	$6,197	$4,484	$9,351	$31,491
Option products (5)	(370)
Notional amount		140,124	130,000	10,000	83	-	-	41
Foreign exchange contracts (2, 4, 6)	2
Notional amount (7)		29,119	4	2,286	4,413	1,271	3,455	17,690
Futures and forward rate contracts	-
Notional amount (7)		(200)	(200)	-	-	-	-	-
Net ALM contracts	$10,666

December 31, 2007
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$992								3.70
Notional amount		$81,965	$4,869	$48,908	$3,252	$1,630	$2,508	$20,798
Weighted average fixed rate		4.34%	4.03%	3.91%	4.35%	4.50%	4.88%	5.34%
Pay fixed interest rate swaps (1)	(429)								5.37
Notional amount		$11,340	$-	$-	$-	$-	$1,000	$10,340
Weighted average fixed rate		5.04%	-%	-%	-%	-%	5.45%	5.00%
Foreign exchange basis swaps (2, 3, 4)	6,164
Notional amount		$54,531	$2,537	$4,463	$5,839	$4,294	$8,695	$28,703
Option products (5)	(155)
Notional amount		140,114	130,000	10,000	76	-	-	38
Foreign exchange contracts (2, 4, 6)	(499)
Notional amount (7)		31,054	1,438	2,047	4,171	1,235	3,150	19,013
Futures and forward rate contracts	(3)
Notional amount (7)		752	752	-	-	-	-	-
Net ALM contracts	$6,070

(1)

At March 31, 2008 and December 31, 2007, the receive fixed interest rate swap notional that represented forward starting swaps and will not be effective until their respective contractual start dates were $10.0 billion and $45.0 billion. There were no forward starting pay fixed swap positions at March 31, 2008 and December 31, 2007.

(2)

Does not include basis adjustments on fixed rate debt issued by the Corporation and hedged under fair value hedge relationships pursuant to SFAS 133 that substantially offset the fair values of these derivatives.

(3)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.

(5)	Option products of $140.1 billion at both March 31, 2008 and December 31, 2007 are comprised of $120.1 billion in purchased caps and $20.0 billion in sold floors.

(6)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $29.3 billion in foreign-denominated and cross-currency receive fixed swaps and $173 million in foreign currency forward rate contracts at March 31, 2008, and $31.3 billion in foreign-denominated and cross-currency receive fixed swaps and $211 million in foreign currency forward rate contracts at December 31, 2007.

(7)	Reflects the net of long and short positions.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corporation also utilizes equity-indexed derivatives accounted for as SFAS 133 cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, was $4.7 billion at March 31, 2008. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at March 31, 2008, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.8 billion, or 24 percent within the next year, 71 percent within five years, and 90 percent within 10 years, with the remaining 10 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $3.6 billion and $3.8 billion, net-of-tax, at March 31, 2008 and December 31, 2007. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At March 31, 2008 and December 31, 2007, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $27.8 billion and $18.6 billion. On January 1, 2008, we adopted SAB 109 which resulted in the recognition of $90 million in incremental mortgage banking income. For more information on the adoption of SAB 109, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At March 31, 2008 and December 31, 2007, the amount of MSRs identified as being hedged by derivatives was approximately $3.2 billion and $3.1 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at March 31, 2008 and December 31, 2007 was $106.8 billion and $69.0 billion. For additional information on MSRs see Note 15 – Mortgage Servicing Rights to the Consolidated Financial Statements.

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

Recent Accounting and Reporting Developments

In recent meetings, the FASB tentatively decided to amend SFAS 140 which would impact the accounting for QSPEs and make certain changes to FIN 46R. An exposure draft of the proposed requirements is expected later this year. Based on the preliminary discussions and tentative decisions, and assuming no changes to the Corporation’s current product offerings, it is possible that these changes may lead to the consolidation of certain QSPEs and VIEs, including corporation-sponsored multi-seller conduits. These consolidations may result in an increase in outstanding loans and on-balance sheet funding, higher provision and allowance for credit losses as well as changes in the timing of recognition and location of where items are classified on our income statement. In addition, regulatory capital amounts and ratios may be negatively impacted based on the outcome of the FASB’s decisions. However, the impact on the Corporation cannot be determined until the FASB passes the final amendments to SFAS 140 and FIN 46R.

See Note 1—Summary of Significant Accounting Principles to the Consolidated Financial Statements for a further discussion of recently issued accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 68 through 71 of the MD&A of the Corporation’s 2007 Annual Report on Form 10-K.

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

CDOs-Squared - A type of CDO where the underlying collateralizing securities include tranches of other CDOs.

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

Core Net Interest Income - Managed Basis – Net interest income on a fully taxable-equivalent basis excluding the impact of market-based activities and certain securitizations.

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

Interest Rate Lock Commitments (IRLCs) – Commitment with a loan applicant in which the loan terms, including interest rate, are guaranteed for a designated period of time subject to credit approval.

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

Accounting Pronouncements

SFAS 52	Foreign Currency Translation

SFAS 109	Accounting for Income Taxes

SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended

SFAS 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125

SFAS 142	Goodwill and Other Intangible Assets

SFAS 157	Fair Value Measurements

SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

FIN 46R	Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51

FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

SAB 109	Written Loan Commitments Recorded at Fair Value Through Earnings

FSP 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction

SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Acronyms
ABS	Asset-backed securities

AFS	Available-for-sale

AICPA	American Institute of Certified Public Accountants

ALCO	Asset and Liability Committee

ALM	Asset and liability management

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities

CRC	Credit Risk Committee

EPS	Earnings per common share

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit and Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council

FIN	Financial Accounting Standards Board Interpretation

FRB	Board of Governors of the Federal Reserve System

FSP	Financial Accounting Standards Board Staff Position

FTE	Fully taxable-equivalent

GAAP	Generally accepted accounting principles in the United States

GRC	Global Markets Risk Committee

IPO	Initial public offering

LHFS	Loans held-for-sale

LIBOR	London InterBank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

SBLCs	Standby letters of credit

SEC	Securities and Exchange Commission

SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards

SOP	American Institute of Certified Public Accountants Statement of Position

SPE	Special purpose entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management beginning on page 119 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies to the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s 2007 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

The table below presents share repurchase activity for the three months ended March 31, 2008 and 2007, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs. For additional information on shareholders’ equity and earnings per common share, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares

January 1 - 31, 2008	-	-	$13,480	189,358

February 1 - 29, 2008	-	-	13,480	189,358

March 1 - 31, 2008	-	-	13,480	189,358

Three months ended March 31, 2008	-	-

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (3)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares

January 1 - 31, 2007	11,800	$53.17	$18,246	251,288

February 1 - 28, 2007	17,750	53.04	17,304	233,538

March 1 - 31, 2007	18,450	50.86	16,366	215,088

Three months ended March 31, 2007	48,000	52.23

(1)	There were no share repurchases during the three months ended March 31, 2008.
(2)

On January 24, 2007, the Board of Directors (the Board) authorized a stock repurchase program of up to 200 million shares of the Corporation's common stock at an aggregate cost not to exceed $14.0 billion. This stock repurchase program will expire in the third quarter of 2008. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation's common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 12 to 18 months. This stock repurchase plan was completed during the third quarter of 2007.

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

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed January 24, 2007

Exhibit 4(a)	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(b)	Certificate of Designations of 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(c)	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series M, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: May 8, 2008	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof

3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed January 24, 2007

4(a)	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K, of the Registrant, included in Exhibit 3(a) hereof

4(b)	Certificate of Designations of 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L, of the Registrant, included in Exhibit 3(a) hereof

4(c)	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series M, of the Registrant, included in Exhibit 3(a) hereof

11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002