Form 10-Q
period 2008-06-30
BANK OF AMERICA CORP /DE/
filed 2008-08-07
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

  Yes        No  ✓

On July 31, 2008, there were 4,560,112,687 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2008 Form 10-Q

Part 1. Financial Information Item 1. Financial Statements
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2008	2007	2008	2007
Interest income
Interest and fees on loans and leases	$13,121	$13,323	$27,536	$26,207
Interest on debt securities	2,900	2,332	5,674	4,712
Federal funds sold and securities purchased under agreements to resell	800	2,156	2,008	4,135
Trading account assets	2,229	2,267	4,593	4,540
Other interest income	977	1,154	2,075	2,198
Total interest income	20,027	21,232	41,886	41,792
Interest expense
Deposits	3,520	4,261	8,108	8,295
Short-term borrowings	3,087	5,534	7,229	10,850
Trading account liabilities	749	821	1,589	1,713
Long-term debt	2,050	2,227	4,348	4,275
Total interest expense	9,406	12,843	21,274	25,133
Net interest income	10,621	8,389	20,612	16,659

Noninterest income
Card income	3,451	3,558	7,090	6,891
Service charges	2,638	2,200	5,035	4,272
Investment and brokerage services	1,322	1,193	2,662	2,342
Investment banking income	695	774	1,171	1,412
Equity investment income	592	1,829	1,646	2,843
Trading account profits (losses)	357	949	(1,426)	1,879
Mortgage banking income	439	148	890	361
Gains on sales of debt securities	127	2	352	64
Other income (loss)	73	583	(714)	1,117
Total noninterest income	9,694	11,236	16,706	21,181
Total revenue, net of interest expense	20,315	19,625	37,318	37,840

Provision for credit losses	5,830	1,810	11,840	3,045

Noninterest expense
Personnel	4,420	4,737	9,146	9,762
Occupancy	848	744	1,697	1,457
Equipment	372	332	768	682
Marketing	571	537	1,208	1,092
Professional fees	362	283	647	512
Amortization of intangibles	447	391	893	780
Data processing	587	472	1,150	909
Telecommunications	266	244	526	495
Other general operating	1,479	1,340	2,342	2,437
Merger and restructuring charges	212	75	382	186
Total noninterest expense	9,564	9,155	18,759	18,312
Income before income taxes	4,921	8,660	6,719	16,483
Income tax expense	1,511	2,899	2,099	5,467
Net income	$3,410	$5,761	$4,620	$11,016
Preferred stock dividends	186	40	376	86
Net income available to common shareholders	$3,224	$5,721	$4,244	$10,930
Per common share information
Earnings	$0.73	$1.29	$0.96	$2.47
Diluted earnings	0.72	1.28	0.95	2.44
Dividends paid	0.64	0.56	1.28	1.12
Average common shares issued and outstanding (in thousands)	4,435,719	4,419,246	4,431,870	4,426,046
Average diluted common shares issued and outstanding (in thousands)	4,457,193	4,476,799	4,460,633	4,487,224

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions)	June 30 2008	December 31 2007
Assets
Cash and cash equivalents	$39,127	$42,531
Time deposits placed and other short-term investments	7,649	11,773
Federal funds sold and securities purchased under agreements to resell (includes $2,644 and $2,578 measured at fair value, and $106,335 and $128,887 pledged as collateral)	107,070	129,552
Trading account assets (includes $95,125 and $88,745 pledged as collateral)	167,837	162,064
Derivative assets	42,039	34,662
Debt securities:
Available–for-sale (includes $127,204 and $107,440 pledged as collateral)	248,591	213,330
Held-to-maturity, at cost (fair value - $1,268 and $726)	1,268	726
Total debt securities	249,859	214,056
Loans and leases (includes $5,014 and $4,590 measured at fair value and $111,026 and $115,285 pledged as collateral)	870,464	876,344
Allowance for loan and lease losses	(17,130)	(11,588)
Loans and leases, net of allowance	853,334	864,756
Premises and equipment, net	11,627	11,240
Mortgage servicing rights (includes $4,250 and $3,053 measured at fair value)	4,577	3,347
Goodwill	77,760	77,530
Intangible assets	9,603	10,296
Other assets (includes $38,539 and $41,088 measured at fair value)	146,393	153,939
Total assets	$1,716,875	$1,715,746
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$199,587	$188,466
Interest-bearing (includes $1,912 and $2,000 measured at fair value)	497,631	501,882
Deposits in foreign offices:
Noninterest-bearing	3,432	3,761
Interest-bearing	84,114	111,068
Total deposits	784,764	805,177
Federal funds purchased and securities sold under agreements to repurchase	238,123	221,435
Trading account liabilities	70,806	77,342
Derivative liabilities	21,095	22,423
Commercial paper and other short-term borrowings	177,753	191,089
Accrued expenses and other liabilities (includes $723 and $660 measured at fair value and $507 and $518 of reserve for unfunded lending commitments)	55,038	53,969
Long-term debt	206,605	197,508
Total liabilities	1,554,184	1,568,943

Commitments and contingencies (Note 9 – Variable Interest Entities and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 7,602,067 and 185,067 shares	24,151	4,409
Common stock and additional paid-in capital, $0.01 par value; authorized – 7,500,000,000 shares; issued and outstanding – 4,452,947,217 and 4,437,885,419 shares	61,109	60,328
Retained earnings	79,920	81,393
Accumulated other comprehensive income (loss)	(1,864)	1,129
Other	(625)	(456)
Total shareholders’ equity	162,691	146,803
Total liabilities and shareholders’ equity	$1,716,875	$1,715,746

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2006	$2,851	4,458,151	$61,574	$79,024	$(7,711)	$(466)	$135,272
Cumulative adjustment for accounting changes (2):
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				11,016			11,016	$11,016
Net changes in available-for-sale debt and marketable equity securities					(2,823)		(2,823)	(2,823)
Net changes in foreign currency translation adjustments					103		103	103
Net changes in derivatives					416		416	416
Employee benefit plan adjustments					58		58	58
Cash dividends paid:
Common				(4,996)			(4,996)
Preferred				(86)			(86)
Common stock issued under employee plans and related tax benefits		40,235	1,965			(249)	1,716
Common stock repurchased		(61,450)	(3,190)				(3,190)
Balance, June 30, 2007	$2,851	4,436,936	$60,349	$83,223	$(9,957)	$(715)	$135,751	$8,770
Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803
Net income				4,620			4,620	$4,620
Net changes in available-for-sale debt and marketable equity securities					(3,102)		(3,102)	(3,102)
Net changes in foreign currency translation adjustments					62		62	62
Net changes in derivatives					24		24	24
Employee benefit plan adjustments					23		23	23
Cash dividends paid:
Common				(5,717)			(5,717)
Preferred				(376)			(376)
Issuance of preferred stock	19,742						19,742
Common stock issued under employee plans and related tax benefits		15,062	781			(169)	612
Balance, June 30, 2008	$24,151	4,452,947	$61,109	$79,920	$(1,864)	$(625)	$162,691	$1,627

(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(2)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2008	2007
Operating activities
Net income	$4,620	$11,016
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	11,840	3,045
Gains on sales of debt securities	(352)	(64)
Depreciation and premises improvements amortization	676	555
Amortization of intangibles	893	780
Deferred income tax (benefit) expense	(769)	210
Net increase in trading and derivative instruments	(20,866)	(16,029)
Net (increase) decrease in other assets	8,261	(10,172)
Net increase in accrued expenses and other liabilities	3,400	8,346
Other operating activities, net	3,495	(408)
Net cash provided by (used in) operating activities	11,198	(2,721)
Investing activities
Net decrease in time deposits placed and other short-term investments	4,124	813
Net decrease in federal funds sold and securities purchased under agreements to resell	22,482	3,640
Proceeds from sales of available-for-sale debt securities	48,991	6,078
Proceeds from paydowns and maturities of available-for-sale debt securities	12,710	10,713
Purchases of available-for-sale debt securities	(82,343)	(5,874)
Proceeds from maturities of held-to-maturity debt securities	63	24
Purchases of held-to-maturity debt securities	(745)	(70)
Proceeds from sales of loans and leases	36,523	29,309
Other changes in loans and leases, net	(58,559)	(91,018)
Net purchases of premises and equipment	(1,109)	(849)
Proceeds from sales of foreclosed properties	138	52
(Acquisition) divestiture of business activities, net	-	(685)
Other investing activities, net	(198)	(631)
Net cash used in investing activities	(17,923)	(48,498)
Financing activities
Net increase (decrease) in deposits	(20,413)	11,079
Net increase in federal funds purchased and securities sold under agreements to repurchase	16,688	3,636
Net increase (decrease) in commercial paper and other short-term borrowings	(13,336)	18,315
Proceeds from issuance of long-term debt	20,489	41,374
Retirement of long-term debt	(13,750)	(16,728)
Proceeds from issuance of preferred stock	19,742	-
Proceeds from issuance of common stock	28	682
Common stock repurchased	-	(3,190)
Cash dividends paid	(6,093)	(5,082)
Excess tax benefits of share-based payments	26	190
Other financing activities, net	(18)	(36)
Net cash provided by financing activities	3,363	50,240
Effect of exchange rate changes on cash and cash equivalents	(42)	49
Net decrease in cash and cash equivalents	(3,404)	(930)
Cash and cash equivalents at January 1	42,531	36,429
Cash and cash equivalents at June 30	$39,127	$35,499

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

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On October 1, 2007, Bank of America Corporation and its subsidiaries (the Corporation) acquired all the outstanding shares of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. These mergers were accounted for under the purchase method of accounting. Consequently, LaSalle’s and U.S. Trust Corporation’s results of operations were included in the Corporation’s results from their dates of acquisition.

On July 1, 2008, the Corporation acquired Countrywide Financial Corporation (Countrywide) through its merger with a subsidiary of the Corporation. For more information related to our Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At June 30, 2008, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), FIA Card Services, N.A. and LaSalle Bank, N.A.

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

Recently Proposed and Issued Accounting Pronouncements

The FASB has decided to amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (SFAS 140), impacting the accounting for qualifying special-purpose entities (QSPEs), and make certain changes to FASB Interpretation (FIN) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46R). Exposure drafts of the proposed requirements are expected in the third quarter of 2008. Based on the preliminary discussions and tentative decisions, and assuming no changes to the Corporation’s current product offerings, it is possible that these changes may lead to the consolidation of certain QSPEs and VIEs. However, the impact on the Corporation and the timing of adoption cannot be determined until the FASB issues the final amendments to SFAS 140 and FIN 46R.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). FSP 03-6-1 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share (EPS) using the two-class method under SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. Additionally, all prior-period EPS data shall be adjusted retrospectively. The adoption of FSP 03-6-1 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

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

On February 20, 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. The adoption of FAS 140-3 will not have a material impact on the Corporation’s financial condition and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009 and earlier adoption is not permitted.

On December 4, 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report noncontrolling (i.e., minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. The adoption of SFAS 160 will not have a material impact on the Corporation’s financial condition and results of operations.

The Corporation adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments.

The Corporation adopted Emerging Issues Task Force (EITF) consensus on Issue No. 06–11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11) effective January 1, 2008. EITF 06–11 requires on a prospective basis that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The adoption of EITF 06–11 did not have a material impact on the Corporation’s financial condition and results of operations.

NOTE 2 – Merger and Restructuring Activity

On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. The Corporation allocated $1.7 billion to goodwill and $1.2 billion to intangible assets as part of the purchase price allocation. U.S. Trust Corporation’s results of operations were included in the Corporation’s results beginning July 1, 2007. The acquisition significantly increased the size and capabilities of the Corporation’s wealth management business and positions it as one of the largest financial services companies managing private wealth in the U.S.

On October 1, 2007, the Corporation acquired all the outstanding shares of LaSalle, for $21.0 billion in cash. As part of the acquisition, ABN AMRO Bank N.V. (the seller) capitalized approximately $6.3 billion as equity of intercompany debt prior to the date of acquisition. With this acquisition, the Corporation significantly expanded its presence in metropolitan Chicago, Illinois and Michigan by adding LaSalle’s commercial banking clients, retail customers and banking centers. LaSalle’s results of operations were included in the Corporation’s results beginning October 1, 2007.

The LaSalle acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). The preliminary purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the LaSalle acquisition date as summarized in the following table.

LaSalle Preliminary Purchase Price Allocation

(Dollars in millions)
Purchase price	$21,015

Preliminary allocation of the purchase price
LaSalle stockholders’ equity	12,495
LaSalle goodwill and other intangible assets	(2,728)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases	(88)
Premises and equipment	(185)
Identified intangibles (1)	1,029
Other assets	(265)
Exit and termination liabilities	(426)
Other liabilities and deferred income taxes	5
Fair value of net assets acquired	9,837
Preliminary goodwill resulting from the LaSalle merger (2)	$11,178

(1)

Includes core deposit intangibles of $700 million, and other intangibles of $329 million. The amortization life for core deposit intangibles and other intangibles is 10 years. These intangibles are amortized on an accelerated basis.

(2)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill has been allocated across all of the Corporation’s business segments.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and those of acquired entities. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Severance and employee-related charges	$30	$5	$75	$17
Systems integrations and related charges	155	58	245	137
Other	27	12	62	32
Total merger and restructuring charges (1)	$212	$75	$382	$186

(1)

Included for the three and six months ended June 30, 2008, are merger-related charges of $174 million and $303 million related to the LaSalle merger and $38 million and $79 million related to the U.S. Trust Corporation merger.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for the three and six months ended June 30, 2008 and 2007.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2008	2007	2008	2007
Balance, January 1	$377	$125	$108	$67
Exit cost and restructuring charges:
LaSalle	87	-	31	-
U.S. Trust Corporation	-	-	13	-
MBNA	-	-	-	11
Cash payments	(59)	(26)	(55)	(33)
Balance, March 31	405	99	97	45
Exit cost and restructuring charges:
LaSalle	-	-	15	-
U.S. Trust Corporation	-	-	13	-
MBNA	(2)	-	-	5
Cash payments	(53)	(19)	(12)	(14)
Balance, June 30	$350	$80	$113	$36

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.

(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

As of December 31, 2007, there were $377 million of exit cost reserves related to the MBNA Corporation (MBNA), U.S. Trust Corporation and LaSalle mergers, including $187 million for severance, relocation and other employee-related costs and $190 million for contract terminations. Cash payments of $53 million during the three months ended June 30, 2008 consisted of $42 million in severance, relocation and other employee-related costs and $11 million for contract terminations. During the six months ended June 30, 2008, a net amount of $85 million was added to the exit cost reserves related to the MBNA and LaSalle mergers which were all included in severance, relocation and other employee-related costs. Cash payments of $112 million during the six months ended June 30, 2008 consisted of $100 million in severance, relocation and other employee-related costs and $12 million for contract terminations.

As of December 31, 2007, there were $108 million of restructuring reserves related to the MBNA, U.S. Trust Corporation and LaSalle mergers, including $104 million related to severance and other employee-related costs and $4 million related to contract terminations. During the three and six months ended June 30, 2008, $28 million and $72 million were added to the restructuring reserves, related to severance and other employee-related costs. Cash payments of $12 million during the three months ended June 30, 2008 were all related to severance and other employee-related costs. Cash payments of $67 million during the six months ended June 30, 2008 consisted of $65 million in severance and other employee-related costs and $2 million in contract terminations.

Payments under exit cost and restructuring reserves associated with the MBNA merger were substantially completed in 2007 while payments associated with the U.S. Trust Corporation and LaSalle mergers will continue into 2009.

Countrywide Acquisition

On July 1, 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The acquisition of Countrywide significantly improved the Corporation’s mortgage originating and servicing capabilities, while making us the nation’s leading mortgage originator and servicer.

As provided by the merger agreement, 583 million shares of Countrywide common stock were exchanged for 106 million shares of the Corporation’s common stock. This represents approximately two percent of the Corporation’s outstanding common stock. Countrywide shareholders also received cash of $346 thousand in place of any fractional shares of the Corporation’s common stock that would have otherwise been issued on July 1, 2008. The $2.0 billion of Countrywide’s Series B convertible preferred shares that were previously held by the Corporation were cancelled.

The merger is being accounted for as a purchase in accordance with SFAS 141. Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below. The final allocation of the purchase price will be finalized upon completing the analysis determining the fair values of Countrywide’s assets and liabilities.

Countrywide Preliminary Purchase Price Allocation

(Dollars in billions, except per share information)
Purchase price
Countrywide common stock exchanged (in thousands)	583,256
Exchange ratio	0.1822
Total shares of the Corporation’s common stock exchanged (in thousands)	106,269
Purchase price per share of the Corporation’s common stock (1)	$38.73
Total purchase price		$4.1
Preliminary allocation of the purchase price
Countrywide stockholders’ equity (2)		8.4
Pre-tax adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans (3)		(8.1)
Mortgage servicing rights		(1.7)
Deferred costs and currency adjustments on loans and debt		1.6
All other		(4.6)
Pre-tax total adjustments		(12.8)
Deferred income taxes		4.5
After-tax total adjustments		(8.3)
Fair value of net assets acquired		0.1
Preliminary goodwill resulting from the Countrywide merger (4)		$4.0

(1)

The value of the shares of common stock exchanged with Countrywide shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after January 11, 2008, the date of the Countrywide merger agreement.

(2)

Represents the value of the remaining Countrywide shareholders’ equity as of the acquisition date after the cancellation of the $2.0 billion of Series B convertible preferred shares owned by the Corporation, as part of the merger.

(3)	Loan portfolio credit adjustment of $14.3 billion less the allowance for loan and lease losses of $5.1 billion at the acquisition date and other miscellaneous adjustments.

(4)	No goodwill is expected to be deductible for federal income tax purposes.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at June 30, 2008 and December 31, 2007.

(Dollars in millions)	June 30 2008	December 31 2007
Trading account assets
U.S. Government and agency securities (1)	$76,798	$48,240
Corporate securities, trading loans, and other	43,006	55,360
Equity securities	19,168	22,910
Foreign sovereign debt	15,581	17,161
Mortgage trading loans and asset-backed securities	13,284	18,393
Total trading account assets	$167,837	$162,064
Trading account liabilities
U.S. Government and agency securities	$34,978	$35,375
Equity securities	20,628	25,926
Foreign sovereign debt	9,865	9,292
Corporate securities and other	5,335	6,749
Total trading account liabilities	$70,806	$77,342

(1)	Includes $49.2 billion and $21.5 billion at June 30, 2008 and December 31, 2007 of government-sponsored enterprise obligations that are not backed by the full faith and credit of the U.S. Government.

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

The following table presents the contract/notional amounts and credit risk amounts at June 30, 2008 and December 31, 2007 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At June 30, 2008 and December 31, 2007, the cash collateral applied against derivative assets was $16.5 billion and $12.8 billion. In addition, at June 30, 2008 and December 31, 2007, the cash collateral applied against derivative liabilities was $10.1 billion and $10.0 billion. The average fair value of derivative assets, less cash collateral, for the three months ended June 30, 2008 and December 31, 2007 was $45.1 billion and $33.9 billion. The average fair value of derivative liabilities, less cash collateral, for the three months ended June 30, 2008 and December 31, 2007 was $24.4 billion and $20.7 billion.

	June 30, 2008		December 31, 2007
(Dollars in millions)	Contract/ Notional (1)	Credit Risk	Contract/ Notional (1)	Credit Risk
Interest rate contracts
Swaps	$26,162,587	$15,136	$22,472,949	$15,368
Futures and forwards	4,810,793	322	2,596,146	10
Written options	1,734,740	-	1,402,626	-
Purchased options	1,844,397	2,428	1,479,985	2,508
Foreign exchange contracts
Swaps	478,193	9,572	505,878	7,350
Spot, futures and forwards	1,955,306	5,189	1,600,683	4,124
Written options	270,806	-	341,148	-
Purchased options	241,966	1,303	339,101	1,033
Equity contracts
Swaps	29,551	2,038	56,300	2,026
Futures and forwards	16,926	106	12,174	10
Written options	232,166	-	166,736	-
Purchased options	272,998	8,842	195,240	6,337
Commodity contracts
Swaps	10,159	2,521	13,627	770
Futures and forwards	13,332	36	14,391	12
Written options	22,038	-	14,206	-
Purchased options	18,775	1,195	13,093	372
Credit derivatives	2,693,324	9,870	3,046,381	7,493

Credit risk before cash collateral		58,558		47,413
Less: Cash collateral applied		16,519		12,751
Total derivative assets		$42,039		$34,662

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

Fair Value, Cash Flow and Net Investment Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated OCI of approximately $1.6 billion ($1.0 billion after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Fair value hedges
Hedge ineffectiveness recognized in net interest income	$(59)	$(38)	$2	$(36)
Cash flow hedges
Hedge ineffectiveness recognized in net interest income	(5)	7	(8)	7
Net losses on transactions which are probable of not occurring recognized in other income	-	(14)	-	(14)

The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days. The Corporation recorded a net derivative loss of $46 million and a net derivative gain of $8 million in accumulated OCI associated with net investment hedges for the three and six months ended June 30, 2008 as compared to losses of $267 million and $302 million for the same periods in the prior year.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt and marketable equity securities at June 30, 2008 and December 31, 2007 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale debt securities, June 30, 2008
U.S. Treasury securities and agency debentures	$807	$9	$(5)	$811
Mortgage-backed securities (1)	214,161	69	(7,347)	206,883
Foreign securities	6,624	28	(88)	6,564
Corporate/Agency bonds	4,081	4	(275)	3,810
Other taxable securities (2)	21,343	52	(199)	21,196
Total taxable securities	247,016	162	(7,914)	239,264
Tax-exempt securities	9,692	3	(368)	9,327
Total available-for-sale debt securities	$256,708	$165	$(8,282)	$248,591
Available-for-sale marketable equity securities (3)	$10,281	$14,569	$(910)	$23,940
Available-for-sale debt securities, December 31, 2007
U.S. Treasury securities and agency debentures	$749	$10	$-	$759
Mortgage-backed securities (1)	166,768	92	(3,144)	163,716
Foreign securities	6,568	290	(101)	6,757
Corporate/Agency bonds	3,107	2	(76)	3,033
Other taxable securities (2)	24,608	69	(84)	24,593
Total taxable securities	201,800	463	(3,405)	198,858
Tax-exempt securities	14,468	73	(69)	14,472
Total available-for-sale debt securities	$216,268	$536	$(3,474)	$213,330
Available-for-sale marketable equity securities (3)	$6,562	$13,530	$(352)	$19,740

(1)	Substantially all securities were issued by U.S. government-backed or government-sponsored enterprises.

(2)	Includes asset-backed securities (ABS).

(3)	Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet.

At June 30, 2008 and December 31, 2007, both the amortized cost and fair value of held-to-maturity debt securities was $1.3 billion and $726 million and the accumulated net unrealized gains on AFS debt and marketable equity securities included in accumulated OCI were $3.4 billion and $6.6 billion, net of the related income tax expense of $2.1 billion and $3.7 billion.

The Corporation recognized $515 million and $1.1 billion of other-than-temporary impairment losses on AFS debt, primarily CDO-related, and marketable equity securities during the three and six months ended June 30, 2008. No such losses were recognized during the three and six months ended June 30, 2007. At June 30, 2008 and December 31, 2007, the Corporation had nonperforming AFS debt securities of $676 million and $180 million.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Corporation’s intent and ability to hold the security to recovery. Based on the Corporation’s evaluation of the above and other relevant factors, the Corporation does not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at June 30, 2008 are other-than-temporarily impaired.

Certain Corporate and Strategic Investments

At June 30, 2008 and December 31, 2007, the Corporation owned approximately eight percent, or 19.1 billion common shares, of China Construction Bank (CCB). These common shares are accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset to accumulated OCI. These shares are non-transferable until October 2008. At June 30, 2008 and December 31, 2007, the cost of the CCB investment was $3.0 billion and the fair value was $15.6 billion and $16.4 billion. Dividend income on this investment is recorded in equity investment income. The Corporation also holds an option to increase its ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. This option expires in February 2011. The strike price of the option is based on the greater of 1.2 times the book value per share for the most recent calendar year end or the IPO price that steps up on an annual basis and is currently at 103 percent of the IPO price. When based on the IPO price the strike price is capped at 118 percent.

Additionally, the Corporation owned approximately 171.3 million and 51.3 million of preferred and common shares of Banco Itaú Holding Financeira S.A. (Banco Itaú) at both June 30, 2008 and December 31, 2007. This investment in Banco Itaú is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset to accumulated OCI. Prior to the second quarter of 2008, these shares were accounted for at cost. Dividend income on this investment is recorded in equity investment income. At June 30, 2008 and December 31, 2007, the cost of this investment was $2.6 billion and the fair value was $4.5 billion and $4.6 billion.

The Corporation has a 24.9 percent, or $3.0 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at June 30, 2008 and December 31, 2007 were:

(Dollars in millions)	June 30 2008	December 31 2007
Consumer
Residential mortgage	$235,472	$274,949
Credit card – domestic	62,081	65,774
Credit card – foreign	16,561	14,950
Home equity	121,409	114,820
Direct/Indirect consumer (1)	84,907	76,538
Other consumer (2)	3,859	4,170
Total consumer	524,289	551,201
Commercial
Commercial – domestic (3)	220,610	208,297
Commercial real estate (4)	62,897	61,298
Commercial lease financing	22,815	22,582
Commercial – foreign	34,839	28,376
Total commercial loans measured at historical cost	341,161	320,553
Commercial loans measured at fair value (5)	5,014	4,590
Total commercial	346,175	325,143
Total loans and leases	$870,464	$876,344

(1)	Includes foreign consumer loans of $2.9 billion and $3.4 billion at June 30, 2008 and December 31, 2007.

(2)	Includes consumer finance loans of $2.8 billion and $3.0 billion, and other foreign consumer loans of $839 million and $829 million at June 30, 2008 and December 31, 2007.

(3)	Includes small business commercial – domestic loans, primarily card related, of $19.9 billion and $19.6 billion at June 30, 2008 and December 31, 2007.

(4)	Includes domestic commercial real estate loans of $61.8 billion and $60.2 billion, and foreign commercial real estate loans of $1.1 billion at both June 30, 2008 and December 31, 2007.

(5)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion and $3.5 billion, commercial – foreign loans of $1.3 billion and $790 million, and commercial real estate loans of $176 million and $304 million at June 30, 2008 and December 31, 2007. See Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

The following table presents the recorded loan amounts, without consideration for the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), at June 30, 2008 and December 31, 2007. SFAS 114 defines impairment to include performing loans which had previously entered into a troubled debt restructuring and excludes all commercial leases.

(Dollars in millions)	June 30 2008	December 31 2007
Commercial – domestic (1)	$1,232	$1,018
Commercial real estate	2,616	1,099
Commercial – foreign	48	19
Total impaired loans	$3,896	$2,136

(1)	Includes small business commercial – domestic loans of $153 million and $152 million at June 30, 2008 and December 31, 2007.

At June 30, 2008 and December 31, 2007, nonperforming loans and leases, including impaired and nonaccrual consumer loans, totaled $9.2 billion and $5.6 billion. In addition, included in other assets were consumer and commercial nonperforming loans held-for-sale (LHFS) of $388 million and $188 million at June 30, 2008 and December 31, 2007.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Allowance for loan and lease losses, beginning of period	$14,891	$8,732	$11,588	$9,016
Adjustment due to the adoption of SFAS 159	-	-	-	(32)
Loans and leases charged off	(4,140)	(1,805)	(7,320)	(3,548)
Recoveries of loans and leases previously charged off	521	310	986	626
Net charge-offs	(3,619)	(1,495)	(6,334)	(2,922)
Provision for loan and lease losses	5,830	1,808	11,851	3,036
Other	28	15	25	(38)
Allowance for loan and lease losses, June 30	17,130	9,060	17,130	9,060
Reserve for unfunded lending commitments, beginning of period	507	374	518	397
Adjustment due to the adoption of SFAS 159	-	-	-	(28)
Provision for unfunded lending commitments	-	2	(11)	9
Other	-	-	-	(2)
Reserve for unfunded lending commitments, June 30	507	376	507	376
Allowance for credit losses, June 30	$17,637	$9,436	$17,637	$9,436

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

As of June 30, 2008 and December 31, 2007 the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts were $106.9 billion and $101.3 billion. Key economic assumptions used in measuring the fair value of certain residual interests that continue to be held by the Corporation (included in other assets) from credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

(Dollars in millions)	June 30 2008	December 31 2007
Carrying amount of residual interests (at fair value) (1)	$2,722	$2,766

Balance of unamortized securitized loans	108,521	102,967

Weighted average life to call or maturity (in years)	0.3	0.3

Monthly payment rate	10.2-15.2%	11.6-16.6%

Impact on fair value of 10% favorable change	$50	$51

Impact on fair value of 25% favorable change	142	158

Impact on fair value of 10% adverse change	(47)	(35)

Impact on fair value of 25% adverse change	(101)	(80)

Expected credit losses (annual rate)	3.9-6.3%	3.7-5.4%

Impact on fair value of 10% favorable change	$179	$141

Impact on fair value of 25% favorable change	479	374

Impact on fair value of 10% adverse change	(179)	(133)

Impact on fair value of 25% adverse change	(448)	(333)

Residual cash flows discount rate (annual rate)	11.5%	11.5%

Impact on fair value of 100 bps favorable change	$4	$9

Impact on fair value of 200 bps favorable change	5	13

Impact on fair value of 100 bps adverse change	(7)	(12)

Impact on fair value of 200 bps adverse change	(14)	(23)

(1)

Residual interests include interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts which are carried at fair value or amounts that approximate fair value.

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $43.2 billion and $88.8 billion for the three and six months ended June 30, 2008 compared to $44.6 billion and $89.3 billion for the same periods in 2007. Contractual credit card servicing fee income totaled $548 million and $1.1 billion for the three and six months ended June 30, 2008 compared to $514 million and $1.0 billion for the same periods in 2007. Other cash flows received on retained interests, such as cash flow from interest-only strips, were $1.6 billion and $3.3 billion for the three and six months ended June 30, 2008 compared to $1.5 billion and $3.2 billion for the same periods in 2007, for credit card securitizations.

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

	Consolidated (1)		Unconsolidated
(Dollars in millions)	Total Assets	Loss Exposure	Total Assets	Loss Exposure
Variable interest entities, June 30, 2008
Corporation-sponsored multi-seller conduits	$11,218	$14,214	$29,850	$47,754
Collateralized debt obligation vehicles	5,775	5,775	2,624	1,960
Leveraged lease trusts	6,051	6,051	-	-
Other	8,521	7,856	7,954	6,569
Total variable interest entities	$31,565	$33,896	$40,428	$56,283
Variable interest entities, December 31, 2007
Corporation-sponsored multi-seller conduits	$11,944	$16,984	$29,363	$47,335
Collateralized debt obligation vehicles	4,464	4,311	8,324	7,410
Leveraged lease trusts	6,236	6,236	-	-
Other	13,771	12,347	8,260	5,953
Total variable interest entities	$36,415	$39,878	$45,947	$60,698

(1)	The Corporation consolidates VIEs when it is the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

Corporation-Sponsored Multi-Seller Conduits

The Corporation administers four multi-seller conduits, three of which are unconsolidated, which provide a low-cost funding alternative to its customers by facilitating their access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue short-term commercial paper that is rated high-grade and is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and standby letters of credit (SBLCs) or similar loss protection commitments to the conduits. Third parties participate in a small number of the liquidity facilities on a pari passu basis with the Corporation. At June 30, 2008, the Corporation’s liquidity commitments to the conduits were collateralized by various classes of assets. Assets held in the conduits incorporate features such as overcollateralization and cash reserves which are designed to provide credit support to the conduits.

The Corporation is the primary beneficiary of one of the above conduits and consequently it is included in the Consolidated Financial Statements. The assets of this conduit are included in AFS and held-to-maturity debt securities, and other assets. At June 30, 2008, liquidity commitments to the conduit were mainly collateralized by credit card loans (23 percent), auto loans (12 percent), capital commitments (eight percent), and equipment loans (seven percent). None of these assets are subprime residential mortgages. In addition, 33 percent of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Approximately 65 percent of this exposure is insured. At June 30, 2008, the weighted average life of assets in the consolidated conduit was 5.4 years and the weighted average maturity of commercial paper issued by this conduit was 34 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

The Corporation does not consolidate the other three conduits which issued capital notes and equity interests to independent third parties as it does not expect to absorb a majority of the variability of the conduits. At June 30, 2008, the Corporation’s liquidity commitments to the unconsolidated conduits were collateralized by credit card loans (23 percent), student loans (22 percent), auto loans (13 percent), equipment loans and trade receivables (eight percent each). Less than one percent of these assets are subprime residential mortgages. In addition, 19 percent of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when the investment funds issue capital calls to their qualified equity investors. At June 30, 2008, the weighted average life of assets in the unconsolidated conduit was 2.6 years and the weighted average maturity of commercial paper issued by these conduits was 40 days.

Net revenues earned from fees associated with these commitments were $78 million and $147 million for the three and six months ended June 30, 2008 compared to $54 million and $86 million for the same periods in 2007.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper, and equity securities. The Corporation also provides liquidity support to certain CDO vehicles.

The Corporation is the primary beneficiary of certain CDOs which are included in the Consolidated Financial Statements at June 30, 2008 and December 31, 2007. Assets held at fair value in the consolidated CDOs include AFS debt securities of $4.6 billion and $2.8 billion and trading account assets of $1.2 billion and $1.3 billion at June 30, 2008 and December 31, 2007. Substantially all of these investments were acquired in connection with liquidity support in the form of written put options that had been provided to CDO vehicles and other liquidity support which had been provided to the CDO conduit which are discussed below. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation.

The Corporation’s exposure to unconsolidated CDOs relates principally to liquidity support in the form of written put options with a notional amount of $1.1 billion and $6.8 billion at June 30, 2008 and December 31, 2007. The written put options pertain to commercial paper which is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities issued by the CDOs. The Corporation is obligated to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. The underlying collateral for commitments outstanding at June 30, 2008 consists principally of commercial mortgage-backed securities, ABS and other securities, including trust preferred securities. Subprime residential mortgage-backed securities comprise less than 20 percent of total collateral. These written put options are recorded as derivatives and are carried at fair value with changes in fair value recorded in trading account profits (losses).

Prior to the second quarter of 2008, the Corporation’s liquidity support to unconsolidated CDOs also included other liquidity support of $2.3 billion at December 31, 2007 to a CDO conduit administered by the Corporation that obtained funds by issuing commercial paper to third party investors. The conduit held $2.3 billion of assets at December 31, 2007 consisting of super senior tranches of debt securities issued by other CDOs. During the three months ended June 30, 2008, the CDO conduit was liquidated due to a threatened downgrade of its commercial paper. In accordance with its liquidity obligation, the Corporation purchased the assets of the CDO conduit.

At June 30, 2008 and December 31, 2007, the Corporation held commercial paper with a carrying value of $686 million and $6.6 billion on the balance sheet that was issued by unconsolidated CDO vehicles, of which $686 million and $5.0 billion related to these written put options and at December 31, 2007, $1.6 billion related to other liquidity support.

Leveraged Lease Trusts

The Corporation’s net investment in leveraged lease trusts totaled $6.1 billion and $6.2 billion at June 30, 2008 and December 31, 2007. These amounts, which were recorded in loans and leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Other

Other consolidated VIEs at June 30, 2008 and December 31, 2007 consisted primarily of securitization vehicles, including an asset acquisition conduit that holds securities on the Corporation’s behalf and term securitization vehicles that did not meet QSPE status, as well as managed investment vehicles that invest in financial assets, primarily debt securities. Included within maximum exposure to loss of these VIEs was $4.6 billion and $7.4 billion of liquidity exposure to consolidated trusts that hold municipal bonds and $1.2 billion and $1.6 billion of liquidity exposure to the consolidated asset acquisition conduit at June 30, 2008 and December 31, 2007. The assets of these consolidated VIEs were recorded in trading account assets, AFS debt securities and other assets. Other unconsolidated VIEs at June 30, 2008 and December 31, 2007 consisted primarily of securitization vehicles, managed investment vehicles that invest in financial assets, primarily debt securities, and investments in affordable housing investment partnerships. Revenues associated with administration, asset management, liquidity, and other services were $2 million and $4 million for the three and six months ended June 30, 2008 compared to $3 million and $8 million for the same periods in 2007.

NOTE 10 – Goodwill and Intangible Assets

The following tables present goodwill and intangible assets at June 30, 2008 and December 31, 2007.

(Dollars in millions)	June 30 2008	December 31 2007
Global Consumer and Small Business Banking	$40,537	$40,340
Global Corporate and Investment Banking	29,523	29,648
Global Wealth and Investment Management	6,505	6,451
All Other	1,195	1,091
Total goodwill	$77,760	$77,530

The gross carrying values and accumulated amortization related to intangible assets at June 30, 2008 and December 31, 2007 are presented below:

	June 30, 2008		December 31, 2007
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,283	$2,352	$7,027	$1,970
Core deposit intangibles	4,594	3,058	4,594	2,828
Affinity relationships	1,679	497	1,681	406
Other intangibles	2,996	1,042	3,050	852
Total intangible assets	$16,552	$6,949	$16,352	$6,056

Amortization of intangibles expense was $447 million and $391 million for the three months ended June 30, 2008 and 2007 and $893 million and $780 million for the six months ended June 30, 2008 and 2007. The Corporation estimates that aggregate amortization expense is expected to be approximately $430 million for each of the remaining quarters of 2008. In addition, the Corporation estimates the aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $840 million for 2009 through 2013, respectively.

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $48.8 billion and $39.2 billion at June 30, 2008 and December 31, 2007. At June 30, 2008, the carrying amount of these commitments, excluding fair value adjustments, was $539 million, including deferred revenue of $32 million and a reserve for unfunded legally binding lending commitments of $507 million. At December 31, 2007, the comparable amounts were $550 million, $32 million and $518 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for at fair value, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Credit extension commitments, June 30, 2008
Loan commitments	$163,093	$103,530	$95,797	$26,441	$388,861
Home equity lines of credit	8,278	1,787	3,041	101,209	114,315
Standby letters of credit and financial guarantees	33,989	20,309	9,631	9,860	73,789
Commercial letters of credit	3,751	30	27	1,522	5,330
Legally binding commitments (1)	209,111	125,656	108,496	139,032	582,295
Credit card lines	885,022	28,787	-	-	913,809
Total credit extension commitments	$1,094,133	$154,443	$108,496	$139,032	$1,496,104

Credit extension commitments, December 31, 2007
Loan commitments	$178,931	$92,153	$106,904	$27,902	$405,890
Home equity lines of credit	8,482	1,828	2,758	107,055	120,123
Standby letters of credit and financial guarantees	31,629	14,493	7,943	8,731	62,796
Commercial letters of credit	3,753	50	33	717	4,553
Legally binding commitments (1)	222,795	108,524	117,638	144,405	593,362
Credit card lines	876,393	17,864	-	-	894,257
Total credit extension commitments	$1,099,188	$126,388	$117,638	$144,405	$1,487,619

(1)

Includes commitments to VIEs disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements, including $47.8 billion and $47.3 billion to corporation-sponsored multi-seller conduits and $0 and $2.3 billion to CDOs at June 30, 2008 and December 31, 2007. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements because the Corporation does not hold a significant variable interest or because they are QSPEs, including $7.1 billion and $6.1 billion to municipal bond trusts and $1.2 billion and $1.7 billion to customer-sponsored conduits at June 30, 2008 and December 31, 2007.

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

At June 30, 2008 and December 31, 2007, the Corporation’s share of the leveraged finance forward calendar was $4.1 billion and $12.2 billion. During the six months ended June 30, 2008, the Corporation had new transactions of $7.7 billion, syndications of $8.8 billion, closed but not yet syndicated of $3.9 billion, and had client terminations and other transactions of $3.1 billion related to the leveraged finance forward calendar. The Corporation also had unfunded real estate loan commitments of $717 million at June 30, 2008 compared to $2.2 billion at December 31, 2007 with the primary change resulting from $1.2 billion of transactions that were funded. Pre-market disruption exposures originated prior to September 30, 2007, included in the leveraged finance forward calendar, amounted to $599 million at June 30, 2008 compared to $10.7 billion at December 31, 2007. We have not originated new unfunded real estate loan commitments subsequent to September 30, 2007.

Other Commitments

Principal Investing and Other Equity Investments

At June 30, 2008 and December 31, 2007, the Corporation had unfunded equity investment commitments of approximately $1.9 billion and $2.6 billion. These commitments relate primarily to the Strategic Investments portfolio, as well as equity commitments included in the Corporation’s Principal Investing business, which is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. At June 30, 2008 the Corporation did not have any unfunded bridge equity commitments and had previously funded $1.2 billion of equity bridges which are considered held for investment. During the three months ended June 30, 2008, the Corporation recorded $184 million in losses related to these investments through equity investment income.

U.S. Government Guaranteed Charge Cards

At June 30, 2008 and December 31, 2007, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. Government in the amount of $9.2 billion and $9.9 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $308 million and $193 million at June 30, 2008 and December 31, 2007.

Loan Purchases

At June 30, 2008, the Corporation had no collateralized mortgage obligation loan purchase commitments related to the Corporation’s ALM activities. At December 31, 2007, the Corporation had net collateralized mortgage obligation loan purchase commitments related to the Corporation’s ALM activities of $752 million, all of which settled in the first quarter of 2008.

The Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. The Corporation purchased $5.0 billion of such loans under this agreement for the six months ended June 30, 2008. In 2007, the Corporation purchased $4.5 billion of such loans. Under the agreement, the Corporation is committed to purchase up to $10.0 billion in each of the agreement’s following two fiscal years. As of June 30, 2008, the Corporation was committed for additional purchases of up to $20.0 billion over the remaining term of the agreement. All loans purchased under this agreement are subject to a comprehensive set of credit criteria.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $2.0 billion, $1.9 billion, $1.7 billion, $1.4 billion and $1.2 billion for 2008 through 2012, respectively, and $8.6 billion for all years thereafter.

Other Commitments

Beginning in the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invest in high quality, short-term securities with a portfolio weighted average maturity of 90 days or less, including a limited number of securities issued by SIVs. Due to market disruptions, certain SIV investments were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments which required the Corporation to provide cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At June 30, 2008 and December 31, 2007, the Corporation had gross (i.e., funded and unfunded) capital commitments to the funds of $760 million and $565 million. For the three and six months ended June 30, 2008, the Corporation incurred losses of $36 million and $163 million related to these capital commitments. At June 30, 2008 and December 31, 2007, the remaining loss exposure was $212 million and $183 million. Additionally, during the six months ended June 30, 2008, the Corporation purchased $994 million of certain investments from the funds and recorded losses of $93 million. The Corporation did not purchase any of these investments or record any losses during the three months ended June 30, 2008.

The Corporation may from time to time, but is under no obligation to, provide additional support to funds managed within GWIM. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation is not the primary beneficiary of the cash funds and does not consolidate the cash funds managed within GWIM because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total assets under management of $163.4 billion and $189.5 billion at June 30, 2008 and December 31, 2007.

Other Guarantees

Written Put Options

At June 30, 2008 and December 31, 2007, the Corporation provided liquidity support in the form of written put options on $1.1 billion and $10.0 billion of commercial paper issued by CDOs, including $3.2 billion issued by a consolidated CDO and $6.8 billion issued by unconsolidated CDOs at December 31, 2007. These agreements have various maturities ranging from two to five years. For more information regarding written put options, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended June 30, 2008 and 2007, the Corporation processed $95.1 billion and $91.5 billion of transactions and recorded losses as a result of these chargebacks of $5 million and $4 million. For the six months ended June 30, 2008 and 2007, the Corporation processed $183.4 billion and $174.3 billion of transactions and recorded losses as a result of these chargebacks of $10 million and $8 million.

At June 30, 2008 and December 31, 2007, the Corporation held as collateral $23 million and $19 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2008 and December 31, 2007, the maximum potential exposure totaled approximately $146.3 billion and $151.2 billion.

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

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K and in the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Adelphia Communications Corporation

On June 17, 2008, the U.S. District Court for the Southern District of New York entered an order dismissing 25 claims from the lawsuit, including the majority of the fraudulent transfer claims, the preference claims, and the equitable subordination and equitable disallowance claims. The primary claims remaining against Bank of America, N.A., Banc of America Securities, LLC (BAS), Fleet National Bank, and Fleet Securities, Inc. include fraud, aiding and abetting breach of fiduciary duty and aiding and abetting fraud. Plaintiffs have indicated they intend to appeal the court’s decision.

Auction Rate Securities Litigation and Investigations

Four purported class actions have been filed against Bank of America Corporation, Banc of America Investment Services, Inc. (BAI) and Banc of America Securities LLC (BAS) (collectively “Bank of America”), all of which allege, among other things, that Bank of America violated of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the sale of auction rate securities (ARS). Bondar v. Bank of America Corporation was filed in the United States District Court for the Northern District of California on May 22, 2008. Bearman v. Bank of America Corporation was filed in the United States District Court for the Southern District of California on June 23, 2008. Cattell v. Bank of America Corporation was filed in the United States District Court for the Southern District of Illinois on July 13, 2008. Ben-Tal v. Bank of America Corporation was filed in the United States District Court for the Central District of California on July 21, 2008. The four putative class actions all purport to assert claims on behalf of purchasers of auction rate securities between May 2003 and February 2008 and contain substantively similar allegations regarding Bank of America’s sales and marketing practices in connection with ARS. A related individual federal action as well as several related Financial Industry Regulatory Authority (FINRA) arbitrations have also been filed. The actions seek damages, attorneys’ fees, and rescission. BAI and BAS have also received subpoenas and requests for information from various state and federal governmental agencies regarding auction rate securities and are cooperating fully with those requests.

Countrywide Consolidated Securities Litigation

Prior to its July 1, 2008 merger with Red Oak Merger Subsidiary, a wholly-owned subsidiary of the Corporation, Countrywide Financial Corporation (CFC), had been named as a defendant in a consolidated putative class action entitled In re Countrywide Financial Corp. Securities Litigation filed in the U.S. District Court for the Central District of California by certain New York state and municipal pension funds on behalf of purchasers of CFC common stock and other securities. Other defendants include certain of CFC’s current and former officers, directors, and public auditors and various underwriting firms (including BAS) that underwrote certain public offerings of CFC debt or other securities. The consolidated complaint alleges, among other things, that CFC made misstatements in certain SEC filings as well as in registration statements and prospectuses filed in connection with such public offerings, including misstatements concerning its financial results during the alleged relevant period and the nature and quality of its loan underwriting practices. Plaintiffs assert claims against CFC for violation of the antifraud provisions of the Exchange Act and against BAS and the other underwriter defendants under Sections 11 and 12 of the Securities Act of 1933. This action seeks unspecified compensatory damages, among other remedies. Defendants have filed a motion to dismiss the consolidated complaint.

CFC has also responded to subpoenas from the SEC, which has advised CFC that it is conducting a formal investigation. Beginning in March 2008, certain news media reported that numerous industry participants, including CFC, were subject to an investigation by the Federal Bureau of Investigation (FBI) in connection with mortgage business practices.

Countrywide State and Local Enforcement Actions

Certain state and local government officials have filed proceedings against CFC and/or various of CFC’s wholly-owned subsidiaries, including lawsuits brought by the state attorneys general of California, Florida, Illinois, and Connecticut in their respective state courts. These lawsuits allege, among other things, that CFC and/or its subsidiaries violated state consumer protection laws by engaging in deceptive marketing practices designed to increase the volume of loans it originated and then sold into the secondary market. These lawsuits seek, among other remedies, restitution, other monetary relief, penalties and, in the Illinois action, rescission or repurchase of mortgage loans made to Illinois consumers. In addition, the Director of the Washington State Department of Financial Institutions has commenced an administrative proceeding against a CFC wholly-owned subsidiary alleging, among other things, that such subsidiary did not provide borrowers with certain required disclosures and that the loan products made available to Washington borrowers of protected races or ethnicities were less favorable than those made available to other, similarly situated borrowers. This proceeding seeks, among other things, a monetary fine and an order barring the CFC subsidiary from making consumer loans in the state of Washington for five years.

Interchange Antitrust Litigation and Visa-Related Litigation

On May 8, 2008, plaintiffs filed a motion for class certification, to which the defendants have not yet responded. On March 19, 2008, Visa Inc. completed its initial public offering (Visa IPO). Visa Inc. has stated that a portion of the proceeds from the Visa IPO is being used to fund liabilities arising from the Visa-Related Litigation.

IPO Underwriting Fee Litigation

On May 23, 2008, the court entered Stipulations and Orders of Dismissal in In re Public Offering Fee Antitrust Litigation and in In re Plaintiff Initial Public Offering Fee Antitrust Litigation. These cases are concluded.

Municipal Derivatives Matters

Beginning in April 2008, the Corporation and Bank of America, N.A. received subpoenas, interrogatories and/or civil investigative demands from the attorneys general of a number of states requesting documents and information regarding municipal derivatives transactions from 1992 through the present. The Corporation and Bank of America, N.A. are cooperating with the state attorneys general.

Pension Plan Matters

IRS Audit

In May 2008, the Corporation and the Internal Revenue Service (IRS) entered into a closing agreement resolving all matters relating to an audit by the IRS of the 1998 and 1999 tax returns of The Bank of America Pension Plan and The Bank of America 401(k) Plan. The audit included a review of voluntary transfers by participants of 401(k) Plan accounts to The Bank of America Pension Plan. In connection with the agreement, the Bank of America Pension Plan will transfer certain assets and liabilities associated with the transferred accounts to a defined contribution plan.

NOTE 12 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The Corporation may repurchase shares, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. For the six months ended June 30, 2008, the Corporation did not repurchase shares of common stock and issued 15.1 million shares under employee stock plans.

In July 2008, the Board declared a quarterly cash dividend of $0.64 per common share payable on September 26, 2008 to common shareholders of record on September 5, 2008. In April 2008, the Board declared a quarterly cash dividend of $0.64 per common share which was paid on June 27, 2008 to shareholders of record on June 6, 2008. In January 2008, the Board declared a first quarter cash dividend of $0.64 per common share which was paid on March 28, 2008 to shareholders of record on March 7, 2008.

Preferred Stock

During the second quarter of 2008, the Corporation declared aggregate dividends on preferred stock of $186 million. During the first quarter of 2008, the Corporation declared aggregate dividends on preferred stock of $190 million.

In May and June 2008, the Corporation issued 117 thousand shares of Bank of America Corporation 8.20% Non-Cumulative Preferred Stock, Series H (Series H Preferred Stock) with a par value of $0.01 per share for $2.9 billion. Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of Series H Preferred Stock, paying a quarterly cash dividend on the liquidation preference of $25,000 per share of Series H Preferred Stock at an annual rate of 8.20 percent. On any dividend date on or after May 1, 2013, the Corporation may redeem Series H Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus declared and unpaid dividends. The Series H Preferred Stock is not convertible.

In April 2008, the Corporation issued 160 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series M (Series M Preferred Stock) with a par value of $0.01 per share for $4.0 billion. The fixed rate is 8.125 percent through May 14, 2018 and then adjusts to three-month LIBOR plus 364 basis points (bps) thereafter. Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of Series M Preferred Stock, paying a semiannual cash dividend through May 14, 2018 then adjusts to a quarterly cash dividend, on the liquidation preference of $25,000 per share of Series M Preferred Stock. On any dividend date on or after May 15, 2018, the Corporation may redeem the Series M Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus declared and unpaid dividends. The Series M Preferred Stock is not convertible.

In January 2008, the Corporation issued 240 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K (Series K Preferred Stock) with a par value of $0.01 per share for $6.0 billion. The fixed rate is 8.00 percent through January 29, 2018 and then adjusts to three-month LIBOR plus 363 bps thereafter. Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of Series K Preferred Stock, paying a semiannual cash dividend through January 29, 2018 then adjusts to a quarterly cash dividend, on the liquidation preference of $25,000 per share of Series K Preferred Stock. On any dividend date on or after January 30, 2018, the Corporation may redeem the Series K Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus declared and unpaid dividends. The Series K Preferred Stock is not convertible.

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

The shares of the series of preferred stock discussed above are not subject to the operation of a sinking fund and have no participation rights. The holders of these series have no general voting rights. If any dividend payable on these series is in arrears for three or more semiannual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semiannual or four quarterly dividend periods, as applicable, following the dividend arrearage.

Accumulated OCI

The following table presents the changes in accumulated OCI for the six months ended June 30, 2008 and 2007, net-of-tax.

(Dollars in millions)	Securities (1)	Derivatives (2)	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2007	$6,536	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI	(3,491)	(359)	-	62	(3,788)
Net realized losses reclassified into earnings (3)	389	383	23	-	795
Balance, June 30, 2008	$3,434	$(4,378)	$(1,278)	$358	$(1,864)

Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI	(2,561)	197	-	90	(2,274)
Net realized (gains) losses reclassified into earnings (3)	(262)	219	58	13	28
Balance, June 30, 2007	$(5,556)	$(3,281)	$(1,370)	$250	$(9,957)

(1)

For the six months ended June 30, 2008 and 2007, the Corporation reclassified net realized (gains) losses into earnings on the sale and other-than-temporary impairments of AFS debt securities of $457 million and $(41) million, net-of-tax, and net realized (gains) on the sales and other-than-temporary impairments of AFS marketable equity securities of $(68) million and $(221) million, net-of-tax.

(2)	The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $4.0 billion and $3.3 billion, net-of-tax, at June 30, 2008 and 2007.

(3)

Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes (gains) losses on AFS debt and marketable equity securities and impairment charges. These amounts are reclassified into earnings upon sale of the related security or when the other-than-temporary impairment charge is recognized.

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

The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2008	2007	2008	2007
Earnings per common share
Net income	$3,410	$5,761	$4,620	$11,016
Preferred stock dividends	(186)	(40)	(376)	(86)
Net income available to common shareholders	$3,224	$5,721	$4,244	$10,930
Average common shares issued and outstanding	4,435,719	4,419,246	4,431,870	4,426,046
Earnings per common share	$0.73	$1.29	$0.96	$2.47

Diluted earnings per common share
Net income available to common shareholders	$3,224	$5,721	$4,244	$10,930
Average common shares issued and outstanding	4,435,719	4,419,246	4,431,870	4,426,046
Dilutive potential common shares (1, 2)	21,474	57,553	28,763	61,178
Total diluted average common shares issued and outstanding	4,457,193	4,476,799	4,460,633	4,487,224
Diluted earnings per common share	$0.72	$1.28	$0.95	$2.44

(1)

For the three and six months ended June 30, 2008, average options to purchase 177 million and 140 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and six months ended June 30, 2007, average options to purchase 34 million and 24 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and six months ended June 30, 2008, 138 million and 117 million average dilutive potential common shares associated with the convertible Series L Preferred Stock issued in January of 2008 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.

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

Net periodic benefit cost (income) for the three and six months ended June 30, 2008 and 2007 included the following components:

	Three Months Ended June 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost (income)
Service cost	$69	$65	$1	$1	$3	$4
Interest cost	201	180	19	16	20	19
Expected return on plan assets	(355)	(312)	-	-	(3)	(1)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	5	12	(2)	(2)	-	-
Recognized net actuarial loss (gain)	22	43	4	4	(28)	(25)
Recognized loss due to settlements and curtailments	-	-	-	13	-	-
Net periodic benefit cost (income)	$(58)	$(12)	$22	$32	$-	$5

	Six Months Ended June 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost (income)
Service cost	$157	$151	$3	$4	$8	$7
Interest cost	411	360	38	34	43	41
Expected return on plan assets	(716)	(628)	-	-	(6)	(3)
Amortization of transition obligation	-	-	-	-	16	16
Amortization of prior service cost (credits)	17	24	(4)	(4)	-	-
Recognized net actuarial loss (gain)	38	76	7	9	(36)	(31)
Recognized loss due to settlements and curtailments	-	-	-	13	-	-
Net periodic benefit cost (income)	$(93)	$(17)	$44	$56	$25	$30

During 2008, the Corporation expects to contribute $124 million and $101 million to its nonqualified pension plans and postretirement health and life plans. For the six months ended June 30, 2008, the Corporation contributed $78 million and $51 million to these plans. The Corporation does not expect to contribute to its qualified pension plans during 2008.

Note 14 – Fair Value Disclosures

Fair Value Option

Corporate Loans and Loan Commitments

The Corporation accounts for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for hedge accounting under SFAS 133 and are therefore carried at fair value with changes in fair value recorded in other income. SFAS 159 allows the Corporation to account for these loans and loan commitments at fair value, which is more consistent with the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

At June 30, 2008 and December 31, 2007, funded loans that the Corporation fair values had an aggregate fair value of $5.01 billion and $4.59 billion recorded in loans and leases and an aggregate outstanding principal balance of $5.31 billion and $4.82 billion. At June 30, 2008 and December 31, 2007, unfunded loan commitments that the Corporation fair values had an aggregate fair value of $723 million and $660 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $18.7 billion and $20.9 billion. Interest income on these loans and commitment fees on these loan commitments are recorded in interest and fees on loans and leases. At June 30, 2008, $81 million of these loans were 90 days or more past due and still accruing interest (with an aggregate outstanding principal balance of $83 million), while none of these loans have been placed on nonaccrual status. At December 31, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Net gains (losses) resulting from changes in fair value of these loans and loan commitments of $234 million and $(13) million were recorded in other income during the three months ended June 30, 2008 and 2007 while net losses of $127 million and $40 million were recorded during the six months ended June 30, 2008 and 2007. These gains and losses were primarily attributable to changes in instrument-specific credit risk. These changes in fair value were predominately offset by hedging activities.

Loans Held-for-Sale

The Corporation also accounts for certain LHFS at fair value. Using fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation does not fair value other LHFS primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. Fair values for LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. At June 30, 2008 and December 31, 2007, residential mortgage loans, commercial mortgage loans, and other LHFS that the Corporation fair values had an aggregate fair value of $9.03 billion and $15.77 billion and an aggregate outstanding principal balance of $9.73 billion and $16.72 billion and were recorded in other assets. Interest income on these loans is recorded in other interest income. Net gains (losses) resulting from changes in fair value of these loans during the three months ended June 30, 2008 and 2007, including realized gains (losses) on sale, of $102 million and $3 million were recorded in mortgage banking income, $114 million and $(237) million were recorded in trading account profits (losses), and $27 million and $(15) million were recorded in other income. Approximately $13 million of losses were attributable to instrument-specific credit risk during the three months ended June 30, 2008. During the six months ended June 30, 2008 and 2007 net gains (losses), including realized gains (losses) on sale, of $117 million and $59 million were recorded in mortgage banking income, $(497) million and $(244) million were recorded in trading account profits (losses), and $(18) million and $(10) million were recorded in other income. Approximately $50 million of losses were attributable to instrument-specific credit risk during the six months ended June 30, 2008. These changes in fair value were predominately offset by hedging activities.

Structured Reverse Repurchase Agreements

The Corporation fair values certain structured reverse repurchase agreements which are hedged with derivatives. Using fair value allows the Corporation to reduce volatility in earnings without the burden of complying with the requirements of hedge accounting under SFAS 133. At June 30, 2008 and December 31, 2007, these instruments had an aggregate fair value of $2.64 billion and $2.58 billion and a principal balance of $2.64 billion and $2.54 billion recorded in federal funds sold and securities purchased under agreements to resell. Interest earned on these instruments continues to be recorded in interest income. Net gains (losses) resulting from changes in fair value of these instruments of $(10) million and $6 million were recorded in other income for the three months ended June 30, 2008 and 2007, while gains (losses) of $(7) million and $8 million were recorded for the six months ended June 30, 2008 and 2007. The Corporation does not fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Long-term Deposits

The Corporation fair values certain long-term fixed rate deposits which are economically hedged with derivatives. At June 30, 2008 and December 31, 2007, these instruments had an aggregate fair value of $1.91 billion and $2.00 billion and a principal balance of $1.88 billion and $1.99 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Net gains resulting from changes in fair value of these instruments of $33 million and $22 million were recorded in other income for the three months ended June 30, 2008 and 2007 while net gains (losses) of $(21) million and $21 million were recorded for the six months ended June 30, 2008 and 2007. Using fair value allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation does not fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, and long-term deposits at fair value in accordance with SFAS 159. The Corporation also carries at fair value trading account assets and liabilities, derivative assets and liabilities, AFS debt securities, mortgage servicing rights (MSRs), and certain other assets. A detailed discussion on how the Corporation measures fair value is presented in Note 1 - Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

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

Mortgage Servicing Rights

The fair values of MSRs are determined using models which depend on estimates of prepayment rates, the resultant weighted average lives of the MSRs and the option adjusted spread levels. For more information on MSRs, see Note 15 - Mortgage Servicing Rights to the Consolidated Financial Statements.

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments that the Corporation accounts for at fair value in accordance with SFAS 159, are summarized below:

	June 30, 2008
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell	$-	$2,644	$-	$-	$2,644
Trading account assets	39,049	123,142	5,646	-	167,837
Derivative assets	1,486	545,213	10,269	(514,929)	42,039
Available-for-sale debt securities	2,560	237,707	8,324	-	248,591
Loans and leases (2)	-	-	5,014	-	5,014
Mortgage servicing rights	-	-	4,250	-	4,250
Other assets (3)	24,061	8,454	6,024	-	38,539
Total assets	$67,156	$917,160	$39,527	$(514,929)	$508,914

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,912	$-	$-	$1,912
Trading account liabilities	51,500	19,306	-	-	70,806
Derivative liabilities	1,250	519,410	8,952	(508,517)	21,095
Accrued expenses and other liabilities	-	-	723	-	723
Total liabilities	$52,750	$540,628	$9,675	$(508,517)	$94,536

	December 31, 2007
Assets
Federal funds sold and securities purchased under agreements to resell	$-	$2,578	$-	$-	$2,578
Trading account assets	42,986	115,051	4,027	-	162,064
Derivative assets	516	442,471	8,972	(417,297)	34,662
Available-for-sale debt securities	2,089	205,734	5,507	-	213,330
Loans and leases (2)	-	-	4,590	-	4,590
Mortgage servicing rights	-	-	3,053	-	3,053
Other assets (3)	19,796	15,971	5,321	-	41,088
Total assets	$65,387	$781,805	$31,470	$(417,297)	$461,365

Liabilities
Interest-bearing deposits in domestic offices	$-	$2,000	$-	$-	$2,000
Trading account liabilities	57,331	20,011	-	-	77,342
Derivative liabilities	534	426,223	10,175	(414,509)	22,423
Accrued expenses and other liabilities	-	-	660	-	660
Total liabilities	$57,865	$448,234	$10,835	$(414,509)	$102,425

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)

Loans and leases at June 30, 2008 and December 31, 2007 included $22.8 billion and $22.6 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option election in accordance with SFAS 159.

(3)

Other assets include equity investments held by Principal Investing, AFS equity securities and certain retained residual interests in securitization vehicles, including interest-only strips. Certain LHFS are also accounted for at fair value in accordance with SFAS 159. Substantially all of other assets are eligible for, and the Corporation has not chosen to, elect fair value accounting at June 30, 2008 and December 31, 2007.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2008 and 2007, including realized and unrealized gains (losses) included in earnings and OCI.

Level 3 - Fair Value Measurements
(Dollars in millions)	Three Months Ended June 30, 2008
	Net Derivatives (1)	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases (2)	Mortgage Servicing Rights	Other Assets (3)	Accrued Expenses and Other Liabilities (2)
Balance, March 31, 2008	$316	$5,522	$9,658	$5,057	$3,163	$5,496	$(903)
Included in earnings	(801)	(211)	(310)	55	635	121	180
Included in other comprehensive income	-	-	78	-	-	-	-
Purchases, issuances, and settlements	1,949	(227)	(2,263)	(98)	452	(741)	-
Transfers in to (out of) Level 3	(147)	562	1,161	-	-	1,148	-
Balance, June 30, 2008	$1,317	$5,646	$8,324	$5,014	$4,250	$6,024	$(723)

	Three Months Ended June 30, 2007
Balance, March 31, 2007	$608	$269	$1,072	$3,859	$2,963	$5,867	$(377)
Included in earnings	(519)	3	-	-	418	1,211	(14)
Included in other comprehensive income	-	-	-	-	-	(12)	-
Purchases, issuances, and settlements	(351)	6	(70)	(253)	(112)	(747)	-
Transfers in to (out of) Level 3	(1,039)	11	231	-	-	351	-
Balance, June 30, 2007	$(1,301)	$289	$1,233	$3,606	$3,269	$6,670	$(391)

	Six Months Ended June 30, 2008
Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$5,321	$(660)
Included in earnings	(311)	(771)	(799)	(70)	588	544	(63)
Included in other comprehensive income	-	-	(504)	-	-	-	-
Purchases, issuances, and settlements	2,473	(795)	(1,011)	494	609	(865)	-
Transfers in to Level 3	358	3,185	5,131	-	-	1,024	-
Balance, June 30, 2008	$1,317	$5,646	$8,324	$5,014	$4,250	$6,024	$(723)

	Six Months Ended June 30, 2007
Balance, January 1, 2007	$788	$303	$1,133	$3,947	$2,869	$6,605	$(349)
Included in earnings	(583)	(27)	-	1	539	1,941	(42)
Included in other comprehensive income	-	-	4	-	-	(63)	-
Purchases, issuances, and settlements	(459)	2	(135)	(342)	(139)	(2,150)	-
Transfers in to (out of) Level 3	(1,047)	11	231	-	-	337	-
Balance, June 30, 2007	$(1,301)	$289	$1,233	$3,606	$3,269	$6,670	$(391)

(1)	Net derivatives at June 30, 2008 and 2007 included derivative assets of $10.27 billion and $7.58 billion and derivative liabilities of $8.95 billion and $8.88 billion.

(2)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.

(3)

Other assets include equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips. Certain portfolios of LHFS are also accounted for at fair value in accordance with SFAS 159.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities during the three and six months ended June 30, 2008 and 2007. These amounts include those gains and losses generated by loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

Level 3 - Total Realized and Unrealized Gains (Losses) Included in Earnings
(Dollars in millions)	Three Months Ended June 30, 2008
	Net Derivatives	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases (1)	Mortgage Servicing Rights	Other Assets (2)	Accrued Expenses and Other Liabilities (1)	Total
Card income	$-	$-	$-	$-	$-	$(87)	$-	$(87)
Equity investment income	-	-	-	-	-	258	-	258
Trading account profits (losses)	(708)	(211)	-	-	-	(10)	1	(928)
Mortgage banking income (loss)	(93)	-	-	-	635	(40)	-	502
Other income (loss)	-	-	(310)	55	-	-	179	(76)
Total	$(801)	$(211)	$(310)	$55	$635	$121	$180	$(331)

	Three Months Ended June 30, 2007
Card income	$-	$-	$-	$-	$-	$99	$-	$99
Equity investment income	-	-	-	-	-	1,103	-	1,103
Trading account profits (losses)	(396)	3	-	-	-	-	(1)	(394)
Mortgage banking income (loss)	(123)	-	-	-	418	-	-	295
Other income (loss)	-	-	-	-	-	9	(13)	(4)
Total	$(519)	$3	$-	$-	$418	$1,211	$(14)	$1,099

	Six Months Ended June 30, 2008
Card income	$-	$-	$-	$-	$-	$377	$-	$377
Equity investment income	-	-	-	-	-	264	-	264
Trading account losses	(350)	(771)	-	(2)	-	(40)	(4)	(1,167)
Mortgage banking income (loss)	39	-	-	-	588	(65)	-	562
Other income (loss)	-	-	(799)	(68)	-	8	(59)	(918)
Total	$(311)	$(771)	$(799)	$(70)	$588	$544	$(63)	$(882)

	Six Months Ended June 30, 2007
Card income	$-	$-	$-	$-	$-	$280	$-	$280
Equity investment income	-	-	-	-	-	1,611	-	1,611
Trading account losses	(465)	(27)	-	-	-	-	(1)	(493)
Mortgage banking income (loss)	(118)	-	-	-	539	-	-	421
Other income (loss)	-	-	-	1	-	50	(41)	10
Total	$(583)	$(27)	$-	$1	$539	$1,941	$(42)	$1,829

(1)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159.

(2)	Amounts include certain portfolios of LHFS which are accounted for at fair value in accordance with SFAS 159.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three and six months ended June 30, 2008 and 2007 for Level 3 assets and liabilities that are still held at June 30, 2008 and 2007. These amounts include changes in fair value of loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets Still Held at Reporting Date
(Dollars in millions)	Three Months Ended June 30, 2008
	Net Derivatives	Trading Account Assets	Available-for- Sale Debt Securities	Loans and Leases (1)	Mortgage Servicing Rights	Other Assets (2)	Accrued Expenses and Other Liabilities (1)	Total
Card income	$-	$-	$-	$-	$-	$(103)	$-	$(103)
Equity investment income	-	-	-	-	-	171	-	171
Trading account losses	(562)	(212)	-	-	-	(14)	-	(788)
Mortgage banking income (loss)	(86)	-	-	-	615	(6)	-	523
Other income (loss)	-	-	(282)	(1)	-	-	25	(258)
Total	$(648)	$(212)	$(282)	$(1)	$615	$48	$25	$(455)

	Three Months Ended June 30, 2007
Card income	$-	$-	$-	$-	$-	$64	$-	$64
Equity investment income	-	-	-	-	-	668	-	668
Trading account profits (losses)	(487)	3	-	-	-	-	(1)	(485)
Mortgage banking income (loss)	(114)	-	-	-	343	-	-	229
Other income (loss)	-	-	-	(10)	-	(4)	(47)	(61)
Total	$(601)	$3	$-	$(10)	$343	$728	$(48)	$415

	Six Months Ended June 30, 2008
Card income	$-	$-	$-	$-	$-	$100	$-	$100
Equity investment income	-	-	-	-	-	118	-	118
Trading account losses	(404)	(800)	-	-	-	(53)	-	(1,257)
Mortgage banking income (loss)	(38)	-	-	-	519	(66)	-	415
Other income (loss)	-	-	(758)	(152)	-	-	(309)	(1,219)
Total	$(442)	$(800)	$(758)	$(152)	$519	$99	$(309)	$(1,843)

	Six Months Ended June 30, 2007
Card income	$-	$-	$-	$-	$-	$92	$-	$92
Equity investment income	-	-	-	-	-	787	-	787
Trading account losses	(637)	(30)	-	-	-	-	(1)	(668)
Mortgage banking income (loss)	(111)	-	-	-	403	-	-	292
Other income (loss)	-	-	-	(11)	-	(4)	(79)	(94)
Total	$(748)	$(30)	$-	$(11)	$403	$875	$(80)	$409

(1)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

(2)	Amounts include certain portfolios of LHFS which are accounted for at fair value in accordance with SFAS 159.

Certain assets and liabilities are measured at fair value on a non-recurring basis (e.g., LHFS, unfunded loan commitments held-for-sale, and commercial and residential reverse mortgage MSRs, all of which are carried at the lower of cost or market). At June 30, 2008 and December 31, 2007, LHFS that the Corporation accounts for at the lower of cost or market with an aggregate cost of $13.65 billion and $14.70 billion had been written down to fair value of $13.49 billion and $14.50 billion (of which $1.56 billion and $1.20 billion were measured using Level 2 inputs, and $11.93 billion and $13.30 billion were measured using Level 3 inputs within the fair value hierarchy). During the three months ended June 30, 2008 and 2007, losses of $208 million and $22 million were recorded in other income (primarily commercial mortgage LHFS and leveraged LHFS) and losses of $7 million and $0 were recorded in mortgage banking income (primarily consumer mortgage LHFS). During the six months ended June 30, 2008 and 2007, losses of $896 million and $26 million were recorded in other income (primarily commercial mortgage LHFS and leveraged LHFS) and losses of $9 million and $4 million were recorded in mortgage banking income (primarily consumer mortgage LHFS).

NOTE 15 – Mortgage Servicing Rights

The Corporation accounts for residential first mortgage MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives such as options, forward settlement contracts and interest rate swaps.

The following table presents activity for residential first mortgage MSRs for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Balance, beginning of period	$3,163	$2,963	$3,053	$2,869
Additions	669	97	1,035	268
Impact of customer payments	(233)	(184)	(430)	(367)
Other changes in MSR market value	651	393	592	499
Balance, June 30	$4,250	$3,269	$4,250	$3,269

For the three and six months ended June 30, 2008, other changes in MSR market value of $651 million and $592 million reflect the changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of model changes. The amounts do not include $(16) million and $(4) million resulting from the actual cash received trailing expected prepayments. The net amounts of $635 million and $588 million are included in the line “mortgage banking income (loss)” in the table “Level 3 - Total Realized and Unrealized Gains (Losses) Included in Earnings” in Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

The key economic assumptions used in valuations of MSRs include modeled prepayment rates, the resultant weighted average lives of the MSRs and the option adjusted spread levels. Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $327 million and $294 million at June 30, 2008 and December 31, 2007 and are not included in the table above.

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

—

Managed net interest income includes GCSBB’s net interest income on held loans and interest income on the securitized loans less the internal funds transfer pricing allocation related to securitized loans.

—

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

—	Provision for credit losses represents the provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

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

All Other

All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. All Other also includes certain amounts associated with ALM activities and a corresponding “securitization offset” which removes the “securitization impact” of sold loans in GCSBB, in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income for the three and six months ended June 30, 2008 and 2007, and total assets at June 30, 2008 and 2007 for each business segment, as well as All Other.

Business Segments
Three Months Ended June 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Net interest income (4)	$10,937	$8,784	$8,015	$7,109	$3,824	$2,609
Noninterest income	9,694	11,236	5,077	4,712	2,136	3,334
Total revenue, net of interest expense	20,631	20,020	13,092	11,821	5,960	5,943
Provision for credit losses (5)	5,830	1,810	6,545	3,094	363	42
Amortization of intangibles	447	391	331	331	49	42
Other noninterest expense	9,117	8,764	4,962	4,579	2,752	3,185
Income before income taxes	5,237	9,055	1,254	3,817	2,796	2,674
Income tax expense (4)	1,827	3,294	442	1,395	1,050	982
Net income	$3,410	$5,761	$812	$2,422	$1,746	$1,692
Period-end total assets	$1,716,875	$1,534,359	$426,562	$403,684	$779,138	$731,377

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2008	2007	2008	2007
Net interest income (4)	$1,133	$949	$(2,035)	$(1,883)
Noninterest income	1,146	940	1,335	2,250
Total revenue, net of interest expense	2,279	1,889	(700)	367
Provision for credit losses (5)	119	(13)	(1,197)	(1,313)
Amortization of intangibles	60	16	7	2
Other noninterest expense	1,181	977	222	23
Income before income taxes	919	909	268	1,655
Income tax expense (benefit) (4)	346	333	(11)	584
Net income	$573	$576	$279	$1,071
Period-end total assets	$167,187	$128,388	$343,988	$270,910

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Provision for credit losses represents: For GCSBB – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the GCSBB securitization offset.

Business Segments
Six Months Ended June 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Net interest income (4)	$21,228	$17,383	$15,699	$14,113	$7,415	$5,017
Noninterest income	16,706	21,181	10,699	9,039	1,704	6,369
Total revenue, net of interest expense	37,934	38,564	26,398	23,152	9,119	11,386
Provision for credit losses (5)	11,840	3,045	13,000	5,505	886	157
Amortization of intangibles	893	780	662	660	97	84
Other noninterest expense	17,866	17,532	9,764	8,933	5,168	6,121
Income before income taxes	7,335	17,207	2,972	8,054	2,968	5,024
Income tax expense (4)	2,715	6,191	1,068	2,965	1,115	1,858
Net income	$4,620	$11,016	$1,904	$5,089	$1,853	$3,166
Period-end total assets	$1,716,875	$1,534,359	$426,562	$403,684	$779,138	$731,377

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2008	2007	2008	2007
Net interest income (4)	$2,131	$1,871	$(4,017)	$(3,618)
Noninterest income	2,070	1,799	2,233	3,974
Total revenue, net of interest expense	4,201	3,670	(1,784)	356
Provision for credit losses (5)	362	9	(2,408)	(2,626)
Amortization of intangibles	120	32	14	4
Other noninterest expense	2,436	1,935	498	543
Income before income taxes	1,283	1,694	112	2,435
Income tax expense (4)	481	627	51	741
Net income	$802	$1,067	$61	$1,694
Period-end total assets	$167,187	$128,388	$343,988	$270,910

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

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

Global Consumer and Small Business Banking – Reconciliation
	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$8,015	$(2,140)	$5,875	$7,109	$(1,981)	$5,128
Noninterest income:
Card income	2,560	557	3,117	2,596	793	3,389
Service charges	1,743	-	1,743	1,488	-	1,488
Mortgage banking income	409	-	409	297	-	297
All other income	365	(61)	304	331	(74)	257
Total noninterest income	5,077	496	5,573	4,712	719	5,431
Total revenue, net of interest expense	13,092	(1,644)	11,448	11,821	(1,262)	10,559
Provision for credit losses	6,545	(1,644)	4,901	3,094	(1,262)	1,832
Noninterest expense	5,293	-	5,293	4,910	-	4,910
Income before income taxes	1,254	-	1,254	3,817	-	3,817
Income tax expense (3)	442	-	442	1,395	-	1,395
Net income	$812	$-	$812	$2,422	$-	$2,422

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$15,699	$(4,195)	$11,504	$14,113	$(3,871)	$10,242
Noninterest income:
Card income	5,285	1,261	6,546	4,977	1,632	6,609
Service charges	3,309	-	3,309	2,865	-	2,865
Mortgage banking income	1,065	-	1,065	599	-	599
All other income	1,040	(126)	914	598	(151)	447
Total noninterest income	10,699	1,135	11,834	9,039	1,481	10,520
Total revenue, net of interest expense	26,398	(3,060)	23,338	23,152	(2,390)	20,762
Provision for credit losses	13,000	(3,060)	9,940	5,505	(2,390)	3,115
Noninterest expense	10,426	-	10,426	9,593	-	9,593
Income before income taxes	2,972	-	2,972	8,054	-	8,054
Income tax expense (3)	1,068	-	1,068	2,965	-	2,965
Net income	$1,904	$-	$1,904	$5,089	$-	$5,089

(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

All Other – Reconciliation
	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(2,035)	$2,140	$105	$(1,883)	$1,981	$98
Noninterest income:
Card income	595	(557)	38	676	(793)	(117)
Equity investment income	710	-	710	1,719	-	1,719
Gains on sales of debt securities	131	-	131	2	-	2
All other income (loss)	(101)	61	(40)	(147)	74	(73)
Total noninterest income	1,335	(496)	839	2,250	(719)	1,531
Total revenue, net of interest expense	(700)	1,644	944	367	1,262	1,629
Provision for credit losses	(1,197)	1,644	447	(1,313)	1,262	(51)
Merger and restructuring charges	212	-	212	75	-	75
All other noninterest expense	17	-	17	(50)	-	(50)
Income before income taxes	268	-	268	1,655	-	1,655
Income tax expense (benefit) (3)	(11)	-	(11)	584	-	584
Net income	$279	$-	$279	$1,071	$-	$1,071

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(4,017)	$4,195	$178	$(3,618)	$3,871	$253
Noninterest income:
Card income	1,259	(1,261)	(2)	1,397	(1,632)	(235)
Equity investment income	978	-	978	2,615	-	2,615
Gains on sales of debt securities	351	-	351	63	-	63
All other income (loss)	(355)	126	(229)	(101)	151	50
Total noninterest income	2,233	(1,135)	1,098	3,974	(1,481)	2,493
Total revenue, net of interest expense	(1,784)	3,060	1,276	356	2,390	2,746
Provision for credit losses	(2,408)	3,060	652	(2,626)	2,390	(236)
Merger and restructuring charges	382	-	382	186	-	186
All other noninterest expense	130	-	130	361	-	361
Income before income taxes	112	-	112	2,435	-	2,435
Income tax expense (3)	51	-	51	741	-	741
Net income	$61	$-	$61	$1,694	$-	$1,694

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.

(2)	The securitization offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

The following table presents reconciliations of the three business segments’ (GCSBB, GCIB and GWIM) total revenue, net of interest expense, on a FTE basis and net income to the Consolidated Statement of Income. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Segments’ total revenue, net of interest expense (1)	$21,331	$19,653	$39,718	$38,208
Adjustments:
ALM activities	291	(136)	508	(40)
Equity investment income	710	1,719	978	2,615
Liquidating businesses	100	243	174	669
FTE basis adjustment	(316)	(395)	(616)	(724)
Managed securitization impact to total revenue, net of interest expense	(1,644)	(1,262)	(3,060)	(2,390)
Other	(157)	(197)	(384)	(498)
Consolidated revenue, net of interest expense	$20,315	$19,625	$37,318	$37,840
Segments’ net income	$3,131	$4,690	$4,559	$9,322
Adjustments, net of taxes:
ALM activities	(135)	(141)	(159)	(145)
Equity investment income	447	1,083	616	1,647
Liquidating businesses	24	132	57	437
Merger and restructuring charges	134	47	241	117
Other	(191)	(50)	(694)	(362)
Consolidated net income	$3,410	$5,761	$4,620	$11,016

(1)	FTE basis

Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations Table of Contents	Page

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 150.

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

At June 30, 2008, the Corporation had $1.7 trillion in assets and approximately 207,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

2008 Economic Environment

The slowing economy and declining housing prices continued to negatively affect our home equity and residential mortgage portfolios, as well as other areas of our consumer portfolio. In addition, we have seen sustained stress in the credit quality of our small business and commercial homebuilder portfolios. These factors have driven increases in consumer and commercial net charge-offs and nonperforming assets as well as higher commercial criticized utilized exposure and reserve increases across most portfolios during the first half of 2008. For more information on credit quality, see the Credit Risk Management discussion beginning on page 107.

The market dislocations that have been experienced in the financial markets over the past year continue to impact our results although to a lesser extent in the second quarter of 2008. We have incurred additional losses on CDOs and related subprime exposure (CDO exposure) and continue to reduce our exposure to these vehicles. For more information on CDOs, the related ongoing exposure and the impacts of the continuing market dislocation (e.g., leveraged finance and CMBS writedowns), see the Capital Markets and Advisory Services (CMAS) discussion beginning on page 77.

The market illiquidity continued to impact the credit ratings of certain structured investment vehicles (SIVs). During the first half of 2008, we provided additional support to certain cash funds managed within GWIM by utilizing existing capital commitments and purchasing certain investments from these funds. Further, some of the SIVs that we have purchased or are held by these funds are expected to be restructured which may result in additional losses. For more information on our cash fund support, see the GWIM discussion beginning on page 86.

The subprime mortgage dislocation also impacted the ratings of certain monoline insurance providers (monolines), which has affected the pricing of certain municipal securities and the liquidity of the short-term public finance markets. We have direct and indirect exposure to monolines and, in certain situations, recognized losses related to some of these exposures during the first half of 2008. For more information related to our monoline exposure, see the Industry Concentrations discussion on page 128.

The above conditions together with deterioration in the overall economy will continue to affect these and other markets in which we do business and will adversely impact our results throughout the remainder of 2008. The degree of the impact is dependent upon the duration and severity of the aforementioned conditions.

On July 1, 2008, the Corporation acquired Countrywide Financial Corporation (Countrywide) through its merger with a subsidiary of the Corporation. The impacts of the slowing economy and declining housing prices could also negatively affect the results of operations stemming from this acquisition that will be included in our results beginning July 1, 2008.

Recent Events

In July 2008, the Board of Directors (the Board) authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and is limited to a period of 12 to 18 months. This stock repurchase program replaced the previous stock repurchase program that expired in July 2008.

In July 2008, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share, payable on September 26, 2008 to common shareholders of record on September 5, 2008. In April 2008, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share which was paid on June 27, 2008 to common shareholders of record on June 6, 2008. In June and July 2008, we declared aggregate dividends on preferred stock of $472 million, and in March and April 2008 declared aggregate dividends on preferred stock of $187 million.

On July 1, 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The acquisition of Countrywide significantly improved our mortgage originating and servicing capabilities, while making us the nation’s leading mortgage originator and servicer. For more information related to our Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

In June 2008, we reached a definitive agreement to sell our equity prime brokerage business to BNP Paribas. The decision to sell the business is part of a strategic realignment within GCIB which reflects the decision to exit certain brokerage processing and balance sheet-intensive activities. We remain committed to our hedge fund clients in equities as well as across asset classes and investment banking. The completion of this transaction is subject to obtaining all regulatory approvals and is expected to close in the third quarter of 2008.

In May and June 2008, we issued 117 thousand shares of Bank of America Corporation 8.20% Non-Cumulative Preferred Stock, Series H (Series H Preferred Stock) with a par value of $0.01 per share for $2.9 billion. Further, in April 2008, we issued 160 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series M (Series M Preferred Stock) with a par value of $0.01 per share for $4.0 billion. The fixed rate is 8.125 percent through May 14, 2018 and then adjusts to three-month LIBOR plus 364 basis points (bps) thereafter.

Recent Accounting and Regulatory Developments

In July 2008, the President signed into law the Housing and Economic Recovery Act of 2008 (the Act). The Act has several provisions including the establishment of a voluntary program that permits the Federal Housing Administration (FHA) to refinance eligible mortgages for certain qualified borrowers. Some of the Act’s other provisions include changes to the FHA program, increases in the limits on the principal balances of mortgage loans that the FHA and government sponsored enterprises (GSEs) can purchase, creating a new regulator for the GSEs, and establishing a registration system for loan originators. We are currently determining how we might use this new program in connection with ongoing home retention efforts within our mortgage business.

In May 2008, federal bank regulators in the U.S. proposed amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending that would restrict certain credit and charge card practices and require expanded disclosures to consumers. Similar legislative initiatives have been proposed. The proposed regulatory amendments include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. If new regulations are adopted as proposed, we would likely make significant changes to our card practices. Also in the May 2008 proposal, the federal bank regulators proposed new regulations under the same UDAP authority and under the Truth in Savings Act that would require banks to offer consumer deposit customers the opportunity to opt-out of overdraft services and fees. If the new regulations are adopted as proposed, we would need to make significant changes in the manner in which we process transactions that affect consumer deposit accounts. We are continuing to evaluate the proposals and the potential impact on our financial condition and results of operations.

The FASB has decided to amend SFAS 140 which would impact the accounting for QSPEs and make certain changes to FIN 46R. Exposure drafts of the proposed requirements are expected in the third quarter of 2008. Based on the preliminary discussions and tentative decisions, and assuming no changes to the Corporation’s current product offerings, it is possible that these changes may lead to the consolidation of certain QSPEs and VIEs. These consolidations may result in an increase in outstanding loans and on-balance sheet funding, higher provision and allowance for credit losses as well as changes in the timing of recognition and location of where items are classified on our income statement. In addition, regulatory capital amounts and ratios may be negatively impacted based on the outcome of the FASB’s decisions. However, the impact on the Corporation cannot be determined until the FASB issues the final amendments to SFAS 140 and FIN 46R and regulators provide guidance on how these amendments will impact regulatory capital. See Note 1 - Summary of Significant Accounting Principles to the Consolidated Financial Statements for a further discussion of recently issued accounting pronouncements.

Performance Overview

Net income was $3.4 billion, or $0.72 per diluted common share for the three months ended June 30, 2008, as compared to $5.8 billion, or $1.28 per diluted common share, for the three months ended June 30, 2007. Net income was $4.6 billion, or $0.95 per diluted common share for the six months ended June 30, 2008, as compared to $11.0 billion, or $2.44 per diluted common share, for the six months ended June 30, 2007.

Table 1
Business Segment Total Revenue and Net Income
	Three Months Ended June 30				Six Months Ended June 30
	Total Revenue (1)		Net Income		Total Revenue (1)		Net Income
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Global Consumer and Small Business Banking (2)	$13,092	$11,821	$812	$2,422	$26,398	$23,152	$1,904	$5,089
Global Corporate and Investment Banking	5,960	5,943	1,746	1,692	9,119	11,386	1,853	3,166
Global Wealth and Investment Management	2,279	1,889	573	576	4,201	3,670	802	1,067
All Other (2)	(700)	367	279	1,071	(1,784)	356	61	1,694
Total FTE basis	20,631	20,020	3,410	5,761	37,934	38,564	4,620	11,016
FTE adjustment	(316)	(395)	-	-	(616)	(724)	-	-
Total Consolidated	$20,315	$19,625	$3,410	$5,761	$37,318	$37,840	$4,620	$11,016

(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 58.
(2)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

The table above presents total revenue and net income for the business segments and All Other and the following discussion presents a summary of the related results. For more information on these results, see Business Segment Operations beginning on page 65.

•

For the three months ended June 30, 2008, GCSBB’s net income decreased as higher revenue was more than offset by increased provision for credit losses and noninterest expense. Total revenue increased driven by the organic and merger-related average loan and deposit growth, as well as higher service charges and mortgage banking income. Higher provision for credit losses resulted from the impacts of the housing weakness and slowing economy. Noninterest expense increased due to the addition of LaSalle Bank Corporation (LaSalle).

In addition to the drivers discussed above, during the six months ended June 30, 2008, GCSBB’s results were favorably impacted by the Card Services’ portion of the Visa IPO transactions. For more information on GCSBB, see page 66.

•

For the three months ended June 30, 2008, GCIB’s net income increased as lower incentive compensation more than offset higher provision for credit losses. Revenue remained relatively flat as an increase in net interest income, primarily market-based, was offset by CDO-related writedowns and other market disruption-related losses incurred in CMAS. The higher provision for credit losses was due to the impact of the housing markets slowdown on the homebuilder loan portfolio.

In addition to the drivers discussed above, during the six months ended June 30, 2008, GCIB’s results were favorably impacted by the Treasury Services’ portion of the Visa IPO transactions. For more information on GCIB, see page 74.

•

For the three months ended June 30, 2008, GWIM’s net income remained relatively flat as higher total revenue was offset by higher noninterest expense and provision for credit losses. Total revenue increased due to growth in investment and brokerage services income, resulting from the U.S. Trust Corporation and LaSalle acquisitions, and higher net interest income. The increase in provision for credit losses was driven by deterioration in the housing markets. Noninterest expense increased due to the addition of U.S. Trust Corporation and LaSalle.

In addition to the drivers discussed above, during the six months ended June 30, 2008, GWIM’s results were impacted by losses associated with the support provided to certain cash funds managed within GWIM. For more information on GWIM, see page 86.

•

For the three months ended June 30, 2008, All Other’s net income decreased due to lower equity investment income, higher credit costs related to our ALM residential mortgage portfolio and an increase in merger and restructuring charges.

In addition to the drivers discussed above, during the six months ended June 30, 2008, All Other’s results were impacted by the absence of our Latin America operations, which were sold in the first quarter of 2007. For more information on All Other, see page 92.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $2.2 billion to $10.9 billion and $3.8 billion to $21.2 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007. The increases were driven by the beneficial impact of the current interest rate environment, strong loan growth, and the acquisition of LaSalle. The net interest yield on a FTE basis increased 33 bps to 2.92 percent and 23 bps to 2.83 percent for the three and six months ended June 30, 2008 compared to the same periods in 2007, due to the improvement in the market-based yield related to our CMAS business as well as an increase in loan levels originated at higher spreads partially offset by the impact of the LaSalle acquisition. For more information on net interest income on a FTE basis, see Tables 8 and 9 on pages 62 and 64.

Noninterest Income

Table 2
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Card income	$3,451	$3,558	$7,090	$6,891
Service charges	2,638	2,200	5,035	4,272
Investment and brokerage services	1,322	1,193	2,662	2,342
Investment banking income	695	774	1,171	1,412
Equity investment income	592	1,829	1,646	2,843
Trading account profits (losses)	357	949	(1,426)	1,879
Mortgage banking income	439	148	890	361
Gains on sales of debt securities	127	2	352	64
Other income (loss)	73	583	(714)	1,117
Total noninterest income	$9,694	$11,236	$16,706	$21,181

Noninterest income decreased $1.5 billion to $9.7 billion and $4.5 billion to $16.7 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007.

•

Card income on a held basis decreased $107 million for the three months ended June 30, 2008 primarily due to the unfavorable change in value of the interest-only strip partially offset by increases in debit card income and various fees. Card income increased $199 million for the six months ended June 30, 2008 due to the same factors noted above except that the change in the value of the interest-only strip increased earnings when compared to the prior period.

•	Service charges grew $438 million and $763 million resulting from increased volume, new account growth in deposit accounts and the beneficial impact of the LaSalle acquisition.

•

Investment and brokerage services increased $129 million and $320 million due primarily to the U.S. Trust Corporation and LaSalle acquisitions. This increase was partially offset by the absence of fees related to Marsico Capital Management, LLC (Marsico) which was sold in late 2007.

•	Investment banking income decreased $79 million and $241 million driven by reduced underwriting and advisory fees due to current markets disruptions.

•

Equity investment income decreased $1.2 billion for both the three and the six months ended June 30, 2008. This was due to a reduction in gains from our Principal Investing portfolio attributable to the lack of liquidity in the marketplace including the absence of the $600 million increase in value during the second quarter of 2007 of private equity funds which were sold during July 2007. For the six months ended June 30, 2008, the decrease was partially offset by the $776 million gain associated with the Visa IPO.

•

Trading account profits (losses) decreased $592 million and $3.3 billion driven by continued losses related to CDO exposure and the continuing impact of the market disruptions on various parts of our CMAS business. For more information on the impact of these events refer to the GCIB discussion beginning on page 83.

•

Mortgage banking income increased $291 million and $529 million due to increased production income driven by improved margins on higher mortgage volume originated for distribution and an increased MSR valuation.

•

Other income (loss) decreased $510 million and $1.8 billion due to impairment writedowns of $501 million and $1.1 billion associated with CDOs classified as AFS debt securities and $64 million and $503 million of writedowns associated with our leveraged finance loans and commitments. In addition, we recorded losses of $36 million and $256 million associated with the support provided to certain cash funds managed within GWIM and writedowns related to certain investments that were previously purchased from the funds.

Provision for Credit Losses

The provision for credit losses increased $4.0 billion to $5.8 billion and $8.8 billion to $11.8 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007. Deterioration in the housing markets, particularly in geographic areas that have experienced the most significant home price declines, seasoning of the portfolio, reflective of growth, and the impacts of a slowing economy drove higher net charge-offs and reserve increases.

For more information on credit quality, see Provision for Credit Losses beginning on page 134.

Noninterest Expense

Table 3
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Personnel	$4,420	$4,737	$9,146	$9,762
Occupancy	848	744	1,697	1,457
Equipment	372	332	768	682
Marketing	571	537	1,208	1,092
Professional fees	362	283	647	512
Amortization of intangibles	447	391	893	780
Data processing	587	472	1,150	909
Telecommunications	266	244	526	495
Other general operating	1,479	1,340	2,342	2,437
Merger and restructuring charges	212	75	382	186
Total noninterest expense	$9,564	$9,155	$18,759	$18,312

Noninterest expense increased $409 million to $9.6 billion and $447 million to $18.8 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to increases in various line items including data processing, occupancy and merger and restructuring charges. These increases were primarily attributable to the LaSalle and U.S. Trust Corporation acquisitions. Personnel expense decreased $317 million and $616 million as the impact of the acquisitions of LaSalle and U.S. Trust Corporation were more than offset by a reduction in performance-based incentive compensation expense due in part to modifications to certain employee incentive programs primarily in GCIB. The six months ended June 30, 2008 was also impacted by the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO and a decrease in stock-based compensation granted to eligible employees.

Income Tax Expense

Income tax expense was $1.5 billion for the three months ended June 30, 2008 compared to $2.9 billion for the same period in 2007, resulting in an effective tax rate of 30.7 percent and 33.5 percent. Income tax expense was $2.1 billion for the six months ended June 30, 2008 compared to $5.5 billion for the same period in 2007, resulting in an effective tax rate of 31.2 percent and 33.2 percent. The decreases in the effective tax rates reflect the impact of lower pre-tax income.

On April 29, 2008, the U.S. Court of Appeals for the Fourth Circuit affirmed a lower court’s decision that related to another taxpayer to disallow tax benefits associated with leveraged lease transactions commonly referred to as lease-in, lease-out (LILOs). As a result of this decision, during the second quarter of 2008 in accordance with FSP 13-2, we revised our assumptions related to the projected cash flows of these and certain other leveraged lease transactions (e.g., sale-in, lease-out (SILOs)). The resulting charge, including accrued interest, did not have a significant impact on our financial position or results of operations.

On August 6, 2008, the Internal Revenue Service (IRS) announced a program giving taxpayers 30 days to accept an income tax settlement for LILO and SILO transactions. The Corporation has not received an official communication from the IRS of the settlement proposal and is evaluating the reported proposal settlement and impact of any such resolution on our financial statements or results of operations. Based on publicly available information, such impact is not expected to be material.

Assets

At June 30, 2008, total assets remained relatively flat with December 31, 2007 at $1.7 trillion as an increase in debt securities was offset by decreases in federal funds sold and securities purchased under agreements to resell, and other assets. Debt securities increased due to net purchases of securities and the securitization of residential mortgage loans into mortgage-backed securities which we retained. The decrease in other assets was primarily attributable to lower loans held for sale.

Average total assets for the three and six months ended June 30, 2008 increased $193.0 billion, or 12 percent, and $218.1 billion, or 14 percent, from the same periods in 2007, primarily due to higher loans and leases and debt securities. The increase in average loans and leases was attributable to organic growth and the LaSalle merger. The increase in debt securities was driven by the same factors as noted above and the LaSalle merger.

Liabilities and Shareholders’ Equity

At June 30, 2008, total liabilities were $1.6 trillion, a decrease of $14.8 billion from December 31, 2007. The decrease in total liabilities was primarily attributable to lower interest-bearing foreign deposits, and commercial paper and other short-term borrowings, partially offset by an increase in federal funds purchased and securities sold under agreements to repurchase, and long term debt.

Average total liabilities for the three and six months ended June 30, 2008 increased $165.1 billion, or 12 percent, and $193.6 billion, or 14 percent, from the same periods in 2007. The increase in average total liabilities was attributable to higher deposits and long-term debt to support growth in overall assets and fund the LaSalle merger. In addition these increases were attributable to the assumption of liabilities associated with LaSalle.

Period end shareholders’ equity was $162.7 billion at June 30, 2008, an increase of $15.9 billion from December 31, 2007, due to the issuance of preferred stock of $19.7 billion and net income of $4.6 billion, partially offset by dividend payments of $6.1 billion and a decrease in accumulated OCI of $3.0 billion.

Average shareholders’ equity for the three and six months ended June 30, 2008 compared to the same periods in 2007, increased $27.9 billion and $24.5 billion due to the same period-end factors discussed above except that accumulated OCI increased due to the fair value adjustment related to our investment in China Construction Bank (CCB).

Table 4
Selected Quarterly Financial Data
	2008 Quarters		2007 Quarters
(Dollars in millions, except per share information)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$10,621	$9,991	$9,165	$8,617	$8,389
Noninterest income	9,694	7,012	3,564	7,383	11,236
Total revenue, net of interest expense	20,315	17,003	12,729	16,000	19,625
Provision for credit losses	5,830	6,010	3,310	2,030	1,810
Noninterest expense, before merger and restructuring charges	9,352	9,025	10,194	8,530	9,080
Merger and restructuring charges	212	170	140	84	75
Income (loss) before income taxes	4,921	1,798	(915)	5,356	8,660
Income tax expense (benefit)	1,511	588	(1,183)	1,658	2,899
Net income	$3,410	$1,210	$268	$3,698	$5,761
Average common shares issued and outstanding (in thousands)	4,435,719	4,427,823	4,421,554	4,420,616	4,419,246
Average diluted common shares issued and outstanding (in thousands)	4,457,193	4,461,201	4,470,108	4,475,917	4,476,799
Performance ratios
Return on average assets	0.78%	0.28%	0.06%	0.93%	1.48%
Return on average common shareholders’ equity	9.25	2.90	0.60	11.02	17.55
Return on tangible shareholders’ equity (1)	16.40	6.31	1.60	21.90	34.06
Total ending equity to total ending assets	9.48	9.00	8.56	8.77	8.85
Total average equity to total average assets	9.20	8.77	8.32	8.51	8.55
Dividend payout	88.67	n/m	n/m	77.97	43.60
Per common share data
Earnings	$0.73	$0.23	$0.05	$0.83	$1.29
Diluted earnings	0.72	0.23	0.05	0.82	1.28
Dividends paid	0.64	0.64	0.64	0.64	0.56
Book value	31.11	31.22	32.09	30.45	29.95
Market price per share of common stock
Closing	$23.87	$37.91	$41.26	$50.27	$48.89
High closing	40.86	45.03	52.71	51.87	51.82
Low closing	23.87	35.31	41.10	47.00	48.80
Market capitalization	$106,292	$168,806	$183,107	$223,041	$216,922
Average balance sheet
Total loans and leases	$878,639	$875,661	$868,119	$780,516	$740,199
Total assets	1,754,613	1,764,927	1,742,467	1,580,565	1,561,649
Total deposits	786,002	787,623	781,625	702,481	697,035
Long-term debt	205,194	198,463	196,444	175,265	158,500
Common shareholders’ equity	140,243	141,456	141,085	131,606	130,700
Total shareholders’ equity	161,428	154,728	144,924	134,487	133,551
Asset quality
Allowance for credit losses (2)	$17,637	$15,398	$12,106	$9,927	$9,436
Nonperforming assets measured at historical cost (3)	9,749	7,827	5,948	3,372	2,392
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (4)	1.98%	1.71%	1.33%	1.21%	1.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	187	203	207	300	397
Net charge-offs	$3,619	$2,715	$1,985	$1,573	$1,495
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (4)	1.67%	1.25%	0.91%	0.80%	0.81%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (4)	1.06	0.84	0.64	0.40	0.30
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (3, 4)	1.13	0.90	0.68	0.43	0.32
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.18	1.36	1.47	1.53	1.51
Capital ratios (period end)
Risk-based capital:
Tier 1	8.25%	7.51%	6.87%	8.22%	8.52%
Total	12.60	11.71	11.02	11.86	12.11
Tier 1 Leverage	6.09	5.59	5.04	6.20	6.33

(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 58.

(2)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(3)	Balances and ratios do not include nonperforming LHFS included in other assets and nonperforming AFS debt securities.
(4)	Ratios do not include loans measured at fair value in accordance with SFAS 159.
n/m	= not meaningful

Table 5 Selected Year-to-Date Financial Data
	Six Months Ended June 30
(Dollars in millions, except per share information)	2008	2007
Income statement
Net interest income	$20,612	$16,659
Noninterest income	16,706	21,181
Total revenue, net of interest expense	37,318	37,840
Provision for credit losses	11,840	3,045
Noninterest expense, before merger and restructuring charges	18,377	18,126
Merger and restructuring charges	382	186
Income before income taxes	6,719	16,483
Income tax expense	2,099	5,467
Net income	$4,620	$11,016
Average common shares issued and outstanding (in thousands)	4,431,870	4,426,046
Average diluted common shares issued and outstanding (in thousands)	4,460,633	4,487,224
Performance ratios
Return on average assets	0.53%	1.44%
Return on average common shareholders’ equity	6.06	16.86
Return on tangible shareholders’ equity (1)	11.56	32.73
Total ending equity to total ending assets	9.48	8.85
Total average equity to total average assets	8.98	8.66
Dividend payout	134.71	45.71
Per common share data
Earnings	$0.96	$2.47
Diluted earnings	0.95	2.44
Dividends paid	1.28	1.12
Book value	31.11	29.95
Market price per share of common stock
Closing	$23.87	$48.89
High closing	45.03	54.05
Low closing	23.87	48.80
Market capitalization	$106,292	$216,922
Average balance sheet
Total loans and leases	$877,150	$727,193
Total assets	1,759,770	1,541,644
Total deposits	786,813	691,898
Long-term debt	201,828	153,591
Common shareholders’ equity	140,849	130,718
Total shareholders’ equity	158,078	133,569
Asset quality
Allowance for credit losses (2)	$17,637	$9,436
Nonperforming assets measured at historical cost (3)	9,749	2,392
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost (4)	1.98%	1.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost	187	397
Net charge-offs	$6,334	$2,922
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (4)	1.46%	0.81%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (4)	1.06	0.30
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (3, 4)	1.13	0.32
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.34	1.54

(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 58.

(2)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(3)	Balances and ratios do not include nonperforming LHFS included in other assets and nonperforming AFS debt securities.
(4)	Ratios do not include loans measured at fair value in accordance with SFAS 159.

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

Table 6 Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2008		2007	2008		2007
Operating basis
Operating earnings	$3,544		$5,808	$4,861		$11,133
Return on average assets	0.81%		1.49%	0.56%		1.46%
Return on average common shareholders’ equity	9.63		17.70	6.40		17.04
Return on average tangible shareholders’ equity	17.05		34.34	12.17		33.08
Operating efficiency ratio (FTE basis)	45.32		45.35	48.44		47.00
Dividend payout ratio	85.13		43.24	127.47		45.22
Operating leverage (FTE basis)	0.07		1.94	(3.01)		1.58
FTE basis data
Net interest income	$10,937		$8,784	$21,228		$17,383
Total revenue, net of interest expense	20,631		20,020	37,934		38,564
Net interest yield	2.92%		2.59%	2.83%		2.60%
Efficiency ratio	46.35		45.73	49.45		47.48
Reconciliation of net income to operating earnings
Net income	$3,410		$5,761	$4,620		$11,016
Merger and restructuring charges	212		75	382		186
Related income tax benefit	(78)		(28)	(141)		(69)
Operating earnings	$3,544		$5,808	$4,861		$11,133
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$161,428		$133,551	$158,078		$133,569
Average goodwill	(77,815)		(65,704)	(77,721)		(65,703)
Average tangible shareholders’ equity	$83,613		$67,847	$80,357		$67,866
Reconciliation of return on average assets to operating return on average assets
Return on average assets	0.78%		1.48%	0.53%		1.44%
Effect of merger and restructuring charges, net-of-tax	0.03		0.01	0.03		0.02
Operating return on average assets	0.81%		1.49%	0.56%		1.46%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	9.25%		17.55%	6.06%		16.86%
Effect of merger and restructuring charges, net-of-tax	0.38		0.15	0.34		0.18
Operating return on average common shareholders’ equity	9.63%		17.70%	6.40%		17.04%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	16.40%		34.06%	11.56%		32.73%
Effect of merger and restructuring charges, net-of-tax	0.65		0.28	0.61		0.35
Operating return on average tangible shareholders’ equity	17.05%		34.34%	12.17%		33.08%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	46.35%		45.73%	49.45%		47.48%
Effect of merger and restructuring charges	(1.03)		(0.38)	(1.01)		(0.48)
Operating efficiency ratio	45.32%		45.35%	48.44%		47.00%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	88.67%		43.60%	134.71%		45.71%
Effect of merger and restructuring charges, net-of-tax	(3.54)		(0.36)	(7.24)		(0.49)
Operating dividend payout ratio	85.13%		43.24%	127.47%		45.22%
Reconciliation of operating leverage to operating basis operating leverage (FTE basis)
Operating leverage	(1.41	) %	3.43%	(4.07	) %	2.24%
Effect of merger and restructuring charges	1.48		(1.49)	1.06		(0.66)
Operating leverage	0.07%		1.94%	(3.01	) %	1.58%

Core Net Interest Income – Managed Basis

We manage core net interest income - managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 74, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for CMAS. We also adjust for loans that we originated and subsequently sold into certain securitizations. These securitizations include off-balance sheet loans and leases, primarily credit card securitizations where servicing is retained by the Corporation, but excludes first mortgage securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 7
Core Net Interest Income – Managed Basis
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Net interest income (1)
As reported	$10,937	$8,784	$21,228	$17,383
Impact of market-based net interest income (2)	(1,369)	(636)	(2,677)	(1,119)
Core net interest income	9,568	8,148	18,551	16,264
Impact of securitizations (3)	2,254	1,952	4,344	3,811
Core net interest income – managed basis	$11,822	$10,100	$22,895	$20,075

Average earning assets
As reported	$1,500,234	$1,358,199	$1,505,265	$1,340,172
Impact of market-based earning assets (2)	(375,274)	(426,759)	(389,504)	(418,073)
Core average earning assets	1,124,960	931,440	1,115,761	922,099
Impact of securitizations	103,131	102,357	102,854	102,442
Core average earning assets – managed basis	$1,228,091	$1,033,797	$1,218,615	$1,024,541

Net interest yield contribution (1, 4)
As reported	2.92%	2.59%	2.83%	2.60%
Impact of market-based activities (2)	0.49	0.91	0.51	0.94
Core net interest yield on earning assets	3.41	3.50	3.34	3.54
Impact of securitizations	0.45	0.41	0.43	0.39
Core net interest yield on earning assets – managed basis	3.86%	3.91%	3.77%	3.93%

(1)	FTE basis
(2)

Represents the impact of market-based amounts included in the CMAS business within GCIB. For the three and six months ended June 30, 2008, the impact of market-based net interest income excludes $52 million and $25 million of net interest income on loans that are accounted for at fair value in accordance with SFAS 159. For both the three and six months ended June 30, 2007, the impact of market-based net interest income excludes $22 million of net interest income on loans that are accounted for at fair value in accordance with SFAS 159. For more information, see the market-based revenue discussion on page 79.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the segment view which utilizes funds transfer pricing methodologies.
(4)	Calculated on an annualized basis.

Core net interest income on a managed basis increased $1.7 billion and $2.8 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007. The increases were driven by strong loan growth, the acquisition of LaSalle, and the beneficial impact of the current interest rate environment.

On a managed basis, core average earning assets increased $194.3 billion and $194.1 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007 due to higher levels of managed loans, increased levels from ALM activities and the impact of the LaSalle acquisition.

Core net interest yield on a managed basis decreased 5 bps to 3.86 percent and 16 bps to 3.77 percent for the three and six months ended June 30, 2008 compared to the same periods in 2007 and was driven by the impact of the LaSalle acquisition, partially offset by an increase in loan levels originated at higher spreads and the beneficial impact of the current interest rate environment.

Table 8 Quarterly Average Balances and Interest Rates - FTE Basis
	Second Quarter 2008			First Quarter 2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,310	$87	3.40%	$10,596	$94	3.56%
Federal funds sold and securities purchased under agreements to resell	126,169	800	2.54	145,043	1,208	3.34
Trading account assets	184,547	2,282	4.95	192,410	2,417	5.04
Debt securities (1)	235,369	2,963	5.04	219,377	2,835	5.17
Loans and leases (2):
Residential mortgage	256,164	3,541	5.54	270,541	3,837	5.68
Credit card – domestic	61,655	1,603	10.45	63,277	1,774	11.28
Credit card – foreign	16,566	512	12.43	15,241	474	12.51
Home equity	120,265	1,627	5.44	116,562	1,872	6.46
Direct/Indirect consumer (3)	82,593	1,731	8.43	78,705	1,699	8.68
Other consumer (4)	3,953	84	8.36	4,049	87	8.61
Total consumer	541,196	9,098	6.75	548,375	9,743	7.13
Commercial – domestic	219,537	2,762	5.06	212,394	3,198	6.06
Commercial real estate (5)	62,810	737	4.72	62,202	887	5.74
Commercial lease financing	22,276	243	4.37	22,227	261	4.69
Commercial – foreign	32,820	366	4.48	30,463	387	5.11
Total commercial	337,443	4,108	4.89	327,286	4,733	5.81
Total loans and leases	878,639	13,206	6.04	875,661	14,476	6.64
Other earning assets	65,200	1,005	6.19	67,208	1,129	6.75
Total earning assets (6)	1,500,234	20,343	5.44	1,510,295	22,159	5.89
Cash and cash equivalents	33,799			33,949
Other assets, less allowance for loan and lease losses	220,580			220,683
Total assets	$1,754,613			$1,764,927

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$33,164	$64	0.77%	$31,798	$50	0.63%
NOW and money market deposit accounts	258,104	856	1.33	248,949	1,139	1.84
Consumer CDs and IRAs	178,828	1,646	3.70	188,005	2,071	4.43
Negotiable CDs, public funds and other time deposits	24,216	195	3.25	32,201	320	4.00
Total domestic interest-bearing deposits	494,312	2,761	2.25	500,953	3,580	2.87
Foreign interest-bearing deposits:
Banks located in foreign countries	33,777	272	3.25	39,196	400	4.10
Governments and official institutions	11,789	77	2.62	14,650	132	3.62
Time, savings and other	55,403	410	2.97	53,064	476	3.61
Total foreign interest-bearing deposits	100,969	759	3.02	106,910	1,008	3.79
Total interest-bearing deposits	595,281	3,520	2.38	607,863	4,588	3.04
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	444,578	3,087	2.79	452,854	4,142	3.68
Trading account liabilities	70,546	749	4.27	82,432	840	4.10
Long-term debt	205,194	2,050	4.00	198,463	2,298	4.63
Total interest-bearing liabilities (6)	1,315,599	9,406	2.87	1,341,612	11,868	3.55
Noninterest-bearing sources:
Noninterest-bearing deposits	190,721			179,760
Other liabilities	86,865			88,827
Shareholders’ equity	161,428			154,728
Total liabilities and shareholders’ equity	$1,754,613			$1,764,927
Net interest spread			2.57%			2.34%
Impact of noninterest-bearing sources			0.35			0.39
Net interest income/yield on earning assets		$10,937	2.92%		$10,291	2.73%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(3)

Includes foreign consumer loans of $3.0 billion and $3.3 billion in the second and first quarters of 2008, and $3.6 billion, $3.8 billion and $3.9 billion in the fourth, third and second quarters of 2007, respectively.

(4)

Includes consumer finance loans of $2.8 billion and $3.0 billion in the second and first quarters of 2008, and $3.1 billion, $3.2 billion and $3.4 billion in the fourth, third and second quarters of 2007, respectively; and other foreign consumer loans of $862 million and $857 million in the second and first quarters of 2008, and $845 million, $843 million and $775 million in the fourth, third and second quarters of 2007, respectively.

(5)

Includes domestic commercial real estate loans of $61.6 billion and $61.0 billion in the second and first quarters of 2008, and $58.5 billion, $38.0 billion and $36.2 billion in the fourth, third and second quarters of 2007, respectively.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $104 million and $103 million in the second and first quarters of 2008, and $134 million, $170 million and $117 million in the fourth, third and second quarters of 2007, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on liabilities $37 million and $49 million in the second and first quarters of 2008, and $201 million, $226 million and $207 million in the fourth, third and second quarters of 2007, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 143.

Quarterly Average Balances and Interest Rates –FTE Basis (continued)

	Fourth Quarter 2007			Third Quarter 2007			Second Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,459	$122	4.63%	$11,879	$148	4.92%	$15,310	$188	4.92%
Federal funds sold and securities purchased under agreements to resell	151,938	1,748	4.59	139,259	1,839	5.27	166,258	2,156	5.19
Trading account assets	190,700	2,422	5.06	194,661	2,604	5.33	188,287	2,364	5.03
Debt securities (1)	206,873	2,795	5.40	174,568	2,380	5.45	177,834	2,394	5.39
Loans and leases (2):
Residential mortgage	277,058	3,972	5.73	274,385	3,928	5.72	260,099	3,708	5.70
Credit card – domestic	60,063	1,781	11.76	57,491	1,780	12.29	56,235	1,777	12.67
Credit card – foreign	14,329	464	12.86	11,995	371	12.25	11,946	350	11.76
Home equity	112,369	2,043	7.21	98,611	1,884	7.58	94,267	1,779	7.57
Direct/Indirect consumer (3)	75,138	1,658	8.75	72,978	1,600	8.70	67,927	1,441	8.51
Other consumer (4)	4,206	71	6.77	4,322	96	8.90	4,401	100	9.16
Total consumer	543,163	9,989	7.32	519,782	9,659	7.39	494,875	9,155	7.41
Commercial – domestic	213,200	3,704	6.89	176,554	3,207	7.21	166,529	3,039	7.32
Commercial real estate (5)	59,702	1,053	6.99	38,977	733	7.47	36,788	687	7.49
Commercial lease financing	22,239	574	10.33	20,044	246	4.91	19,784	217	4.40
Commercial – foreign	29,815	426	5.67	25,159	377	5.95	22,223	319	5.75
Total commercial	324,956	5,757	7.03	260,734	4,563	6.95	245,324	4,262	6.97
Total loans and leases	868,119	15,746	7.21	780,516	14,222	7.25	740,199	13,417	7.26
Other earning assets	74,909	1,296	6.89	74,912	1,215	6.46	70,311	1,108	6.31
Total earning assets (6)	1,502,998	24,129	6.39	1,375,795	22,408	6.48	1,358,199	21,627	6.38
Cash and cash equivalents	33,714			31,356			33,689
Other assets, less allowance for loan and lease losses	205,755			173,414			169,761
Total assets	$1,742,467			$1,580,565			$1,561,649

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,961	$50	0.63%	$31,510	$50	0.62%	$33,039	$47	0.58%
NOW and money market deposit accounts	240,914	1,334	2.20	215,078	1,104	2.04	212,330	987	1.86
Consumer CDs and IRAs	183,910	2,179	4.70	165,840	1,949	4.66	161,703	1,857	4.61
Negotiable CDs, public funds and other time deposits	34,997	420	4.76	17,392	227	5.20	16,256	191	4.70
Total domestic interest-bearing deposits	491,782	3,983	3.21	429,820	3,330	3.07	423,328	3,082	2.92
Foreign interest-bearing deposits:
Banks located in foreign countries	45,050	557	4.91	43,727	564	5.12	41,940	522	4.99
Governments and official institutions	16,506	192	4.62	17,206	218	5.03	17,868	224	5.02
Time, savings and other	51,919	521	3.98	41,868	433	4.09	40,335	433	4.31
Total foreign interest-bearing deposits	113,475	1,270	4.44	102,801	1,215	4.69	100,143	1,179	4.72
Total interest-bearing deposits	605,257	5,253	3.44	532,621	4,545	3.39	523,471	4,261	3.27
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	456,530	5,598	4.87	409,070	5,519	5.36	419,260	5,534	5.29
Trading account liabilities	81,500	825	4.02	86,118	906	4.17	85,550	821	3.85
Long-term debt	196,444	2,638	5.37	175,265	2,446	5.58	158,500	2,227	5.62
Total interest-bearing liabilities (6)	1,339,731	14,314	4.25	1,203,074	13,416	4.43	1,186,781	12,843	4.34
Noninterest-bearing sources:
Noninterest-bearing deposits	176,368			169,860			173,564
Other liabilities	81,444			73,144			67,753
Shareholders’ equity	144,924			134,487			133,551
Total liabilities and shareholders’ equity	$1,742,467			$1,580,565			$1,561,649
Net interest spread			2.14%			2.05%			2.04%
Impact of noninterest-bearing sources			0.47			0.56			0.55
Net interest income/yield on earning assets		$9,815	2.61%		$8,992	2.61%		$8,784	2.59%
For Footnotes, see page 62.

Table 9 Year-to-Date Average Balances and Interest Rates - FTE Basis

	Six Months Ended June 30
	2008			2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,453	$181	3.48%	$15,167	$357	4.75%
Federal funds sold and securities purchased under agreements to resell	135,606	2,008	2.97	166,227	4,135	4.99
Trading account assets	188,478	4,699	5.00	181,804	4,721	5.21
Debt securities (1)	227,373	5,798	5.10	182,142	4,845	5.32
Loans and leases (2):
Residential mortgage	263,352	7,378	5.61	253,396	7,212	5.70
Credit card – domestic	62,466	3,377	10.87	56,973	3,664	12.97
Credit card – foreign	15,904	986	12.47	11,542	667	11.66
Home equity	118,413	3,499	5.94	91,926	3,458	7.59
Direct/Indirect consumer (3)	80,649	3,430	8.55	65,893	2,744	8.40
Other consumer (4)	4,001	171	8.49	4,763	222	9.36
Total consumer	544,785	18,841	6.94	484,493	17,967	7.46
Commercial – domestic	215,965	5,960	5.55	165,083	5,973	7.30
Commercial real estate (5)	62,506	1,624	5.22	36,454	1,359	7.52
Commercial lease financing	22,252	504	4.53	19,718	392	3.97
Commercial – foreign	31,642	753	4.78	21,445	649	6.10
Total commercial	332,365	8,841	5.35	242,700	8,373	6.95
Total loans and leases	877,150	27,682	6.34	727,193	26,340	7.29
Other earning assets	66,205	2,134	6.47	67,639	2,118	6.29
Total earning assets (6)	1,505,265	42,502	5.67	1,340,172	42,516	6.38
Cash and cash equivalents	33,874			33,656
Other assets, less allowance for loan and lease losses	220,631			167,816
Total assets	$1,759,770			$1,541,644

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,481	$114	0.70%	$32,907	$88	0.54%
NOW and money market deposit accounts	253,526	1,995	1.58	212,290	1,923	1.83
Consumer CDs and IRAs	183,417	3,717	4.08	160,610	3,689	4.63
Negotiable CDs, public funds and other time deposits	28,208	515	3.68	14,824	327	4.44
Total domestic interest-bearing deposits	497,632	6,341	2.56	420,631	6,027	2.89
Foreign interest-bearing deposits:
Banks located in foreign countries	36,487	672	3.71	41,160	1,053	5.16
Governments and official institutions	13,219	209	3.17	16,184	402	5.00
Time, savings and other	54,234	886	3.28	39,937	813	4.11
Total foreign interest-bearing deposits	103,940	1,767	3.42	97,281	2,268	4.70
Total interest-bearing deposits	601,572	8,108	2.71	517,912	8,295	3.23
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	448,717	7,229	3.24	416,696	10,850	5.25
Trading account liabilities	76,489	1,589	4.18	81,615	1,713	4.23
Long-term debt	201,828	4,348	4.31	153,591	4,275	5.57
Total interest-bearing liabilities (6)	1,328,606	21,274	3.22	1,169,814	25,133	4.33
Noninterest-bearing sources:
Noninterest-bearing deposits	185,241			173,986
Other liabilities	87,845			64,275
Shareholders’ equity	158,078			133,569
Total liabilities and shareholders’ equity	$1,759,770			$1,541,644
Net interest spread			2.45%			2.05%
Impact of noninterest-bearing sources			0.38			0.55
Net interest income/yield on earning assets		$21,228	2.83%		$17,383	2.60%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.

(3)	Includes foreign consumer loans of $3.1 billion and $3.9 billion for the six months ended June 30, 2008 and 2007.

(4)	Includes consumer finance loans of $2.9 billion and $3.2 billion, and other foreign consumer loans of $859 million and $1.4 billion for the six months ended June 30, 2008 and 2007.

(5)	Includes domestic commercial real estate loans of $61.3 billion and $35.8 billion for the six months ended June 30, 2008 and 2007.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $207 million and $238 million for the six months ended June 30, 2008 and 2007. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on liabilities $86 million and $386 million for the six months ended June 30, 2008 and 2007. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 143.

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

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 58. We begin by evaluating the operating results of the businesses which by definition excludes merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate and operational risk components. The Corporation as a whole benefits from risk diversification across the different businesses. This benefit is reflected as a reduction to allocated equity for each segment and is recorded in ALM/Other. The nature of these risks is discussed further beginning on page 101. Average equity is allocated to the business segments and related businesses, and is impacted by the portion of goodwill that is specifically assigned to the businesses and the unallocated portion of goodwill that resides in ALM/Other.

Global Consumer and Small Business Banking

	Three Months Ended June 30, 2008
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate	ALM/ Other
Net interest income (2)	$8,015	$1,873	$4,727	$686	$729
Noninterest income:
Card income	2,560	617	1,940	3	-
Service charges	1,743	1,742	-	1	-
Mortgage banking income	409	-	-	409	-
All other income (loss)	365	(1)	181	100	85
Total noninterest income	5,077	2,358	2,121	513	85
Total revenue, net of interest expense	13,092	4,231	6,848	1,199	814

Provision for credit losses (3)	6,545	86	4,071	2,198	190
Noninterest expense	5,293	2,446	2,149	598	100
Income (loss) before income taxes	1,254	1,699	628	(1,597)	524
Income tax expense (benefit) (2)	442	634	226	(615)	197
Net income (loss)	$812	$1,065	$402	$(982)	$327

Net interest yield (2)	8.52%	2.30%	8.12%	2.13%	n/m
Return on average equity (4)	4.89	25.79	3.47	(74.43)	n/m
Efficiency ratio (2)	40.43	57.82	31.39	50.01	n/m
Period end – total assets (5)	$426,562	$350,232	$262,165	$127,572	n/m

	Three Months Ended June 30, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate	ALM/ Other
Net interest income (2)	$7,109	$2,376	$4,026	$547	$160
Noninterest income:
Card income	2,596	540	2,055	1	-
Service charges	1,488	1,487	-	1	-
Mortgage banking income	297	-	-	297	-
All other income (loss)	331	(1)	255	5	72
Total noninterest income	4,712	2,026	2,310	304	72
Total revenue, net of interest expense	11,821	4,402	6,336	851	232

Provision for credit losses (3)	3,094	55	2,857	127	55
Noninterest expense	4,910	2,196	2,079	541	94
Income before income taxes	3,817	2,151	1,400	183	83
Income tax expense (2)	1,395	785	512	68	30
Net income	$2,422	$1,366	$888	$115	$53

Net interest yield (2)	8.14%	3.03%	7.87%	2.07%	n/m
Return on average equity (4)	15.76	36.84	8.22	12.21	n/m
Efficiency ratio (2)	41.54	49.87	32.81	63.60	n/m
Period end – total assets (5)	$403,684	$336,371	$238,861	$113,215	n/m

(1)	Presented on a managed basis, specifically Card Services.

(2)	FTE basis

(3)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(4)	Average allocated equity for GCSBB was $66.8 billion and $61.7 billion for the three months ended June 30, 2008 and 2007.

(5)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Consumer and Small Business Banking

	Six Months Ended June 30, 2008
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate	ALM/ Other
Net interest income (2)	$15,699	$3,838	$9,301	$1,319	$1,241
Noninterest income:
Card income	5,285	1,178	4,103	4	-
Service charges	3,309	3,307	-	2	-
Mortgage banking income	1,065	-	-	1,065	-
All other income (loss)	1,040	(3)	777	116	150
Total noninterest income	10,699	4,482	4,880	1,187	150
Total revenue, net of interest expense	26,398	8,320	14,181	2,506	1,391

Provision for credit losses (3)	13,000	166	8,383	4,095	356
Noninterest expense	10,426	4,881	4,113	1,237	195
Income (loss) before income taxes	2,972	3,273	1,685	(2,826)	840
Income tax expense (benefit) (2)	1,068	1,214	613	(1,071)	312
Net income (loss)	$1,904	$2,059	$1,072	$(1,755)	$528

Net interest yield (2)	8.40%	2.35%	8.07%	2.07%	n/m
Return on average equity (4)	5.77	24.93	4.66	(71.72)	n/m
Efficiency ratio (2)	39.50	58.67	29.00	49.41	n/m
Period end – total assets (5)	$426,562	$350,232	$262,165	$127,572	n/m

	Six Months Ended June 30, 2007
(Dollars in millions)	Total (1)	Deposits	Card Services (1)	Consumer Real Estate	ALM/ Other
Net interest income (2)	$14,113	$4,741	$8,003	$1,070	$299
Noninterest income:
Card income	4,977	1,039	3,935	3	-
Service charges	2,865	2,863	-	2	-
Mortgage banking income	599	-	-	599	-
All other income (loss)	598	(2)	447	10	143
Total noninterest income	9,039	3,900	4,382	614	143
Total revenue, net of interest expense	23,152	8,641	12,385	1,684	442

Provision for credit losses (3)	5,505	94	5,156	157	98
Noninterest expense	9,593	4,304	4,090	1,018	181
Income before income taxes	8,054	4,243	3,139	509	163
Income tax expense (2)	2,965	1,562	1,156	188	59
Net income	$5,089	$2,681	$1,983	$321	$104

Net interest yield (2)	8.13%	3.04%	7.93%	2.10%	n/m
Return on average equity (4)	16.67	36.35	9.23	17.58	n/m
Efficiency ratio (2)	41.43	49.81	33.03	60.44	n/m
Period end – total assets (5)	$403,684	$336,371	$238,861	$113,215	n/m

(1)	Presented on a managed basis, specifically Card Services.

(2)	FTE basis

(3)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(4)	Average allocated equity for GCSBB was $66.4 billion and $61.6 billion for the six months ended June 30, 2008 and 2007.

(5)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Total loans and leases	$364,535	$324,452	$368,136	$317,247	$365,581	$312,701
Total earning assets (1)	374,801	349,134	378,575	350,200	375,781	349,937
Total assets (1)	426,562	403,684	430,179	403,257	428,764	403,359
Total deposits	339,098	326,878	341,339	326,622	342,387	326,550

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 32 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve approximately 59 million consumer and small business relationships utilizing our network of 6,131 banking centers, 18,531 domestic branded ATMs, and telephone and Internet channels. Within GCSBB, there are three primary businesses: Deposits, Card Services and Consumer Real Estate. In addition, ALM/Other includes the results of ALM activities and other consumer-related businesses (e.g., insurance and certain noncard small business lending activities). GCSBB, specifically Card Services, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 16 – Business Segment Information to the Consolidated Financial Statements.

Three months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income decreased $1.6 billion, or 66 percent, as increases in net interest income and noninterest income were more than offset by higher provision for credit losses and noninterest expense.

Net interest income increased $906 million, or 13 percent, due to organic growth in average loans and leases, increased spreads and higher margin on ALM activities. Partially offsetting these increases was the impact of competitive deposit pricing. Noninterest income increased $365 million, or eight percent, mainly due to higher service charges and mortgage banking income.

Provision for credit losses increased $3.5 billion, or 112 percent, driven by an increase of $2.1 billion and $1.2 billion in Consumer Real Estate and Card Services. For further discussion related to Card Services and Consumer Real Estate, see their respective discussions beginning on pages 69 and 72.

Noninterest expense increased $383 million, or eight percent, largely due to the addition of LaSalle as well as higher deposit account and transaction volumes.

Six months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $3.2 billion, or 63 percent, as increases in noninterest income of $1.7 billion and net interest income of $1.6 billion were more than offset by higher provision for credit losses of $7.5 billion and noninterest expense of $833 million. In addition to the factors described in the three-month discussion above, noninterest income and noninterest expense benefited from the favorable impact of the Visa IPO transactions.

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

We added 674 thousand and 1.2 million net new retail checking accounts for the three and six months ended June 30, 2008. These additions resulted from continued improvement in sales and service results in the Banking Center Channel and Online, and the success of such products as Keep the ChangeTM and new Affinity relationships. During the first half of 2008, we added 1.5 million subscribers to our active online banking customer base. In addition, our active bill pay users paid $145.7 billion worth of bills online for the six months ended June 30, 2008.

We continue to migrate qualifying affluent customers and their related deposit balances from GCSBB to GWIM. For the three and six months ended June 30, 2008, a total of $5.6 billion and $12.6 billion of deposits, including $2.3 billion during the first quarter of 2008 related to the one-time migration of legacy LaSalle accounts, were migrated from GCSBB to GWIM. For the three and six months ended June 30, 2007 a total of $2.9 billion and $6.4 billion were migrated from GCSBB to GWIM. After migration, the associated net interest income, service charges and noninterest expense are recorded in GWIM.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income decreased $301 million, or 22 percent, as an increase in noninterest income was more than offset by lower net interest income combined with higher noninterest expense. Net interest income decreased $503 million, or 21 percent, due to the impact of competitive deposit pricing partially offset by growth in average deposits. Average deposits increased $14.5 billion, or five percent, due to the acquisition of LaSalle and organic growth partially offset by the migration of customer relationships and related deposit balances to GWIM. The increase in noninterest income was driven by higher service charges of $255 million, or 17 percent, primarily as a result of increased volume, new demand deposit account growth and the addition of LaSalle. Additionally, debit card revenue growth of $77 million, or 14 percent, was due to new account and card growth, increased usage and the addition of LaSalle.

Noninterest expense increased $250 million, or 11 percent, primarily due to the addition of LaSalle, a higher number of accounts and transaction volumes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $622 million, or 23 percent, driven by lower net interest income of $903 million, or 19 percent, combined with higher noninterest expense of $577 million, or 13 percent, partially offset by an increase in noninterest income of $582 million, or 15 percent. These period-over-period changes were driven by the same factors as described in the three-month discussion above.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income decreased $486 million, or 55 percent, as growth in net interest income was more than offset by higher provision for credit losses and lower noninterest income.

Net interest income grew $701 million, or 17 percent, driven by higher managed average loans and leases of $29.3 billion, or 14 percent combined with the beneficial impact of the decrease in short-term interest rates on our funding costs. Noninterest income decreased $189 million, or eight percent, as card income was impacted by an unfavorable change in the value of the interest-only strip and lower interchange income partially offset by increases in cash advance and other fees.

Provision for credit losses increased $1.2 billion, or 42 percent, primarily driven by higher managed losses and reserve increases reflecting the impacts of the slowing economy and seasoning of the portfolio, reflective of growth. For further discussion, see Provision for Credit Losses beginning on page 134.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $911 million, or 46 percent, as growth in net interest income of $1.3 billion was more than offset by higher provision for credit losses of $3.2 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above. Also, for the six-month comparison, noninterest income increased $498 million, or 11 percent, mainly due to the $388 million gain related to Card Services’ allocation of the Visa IPO and an increase of $168 million in card income. Card income was impacted by a favorable change in the value of the interest-only strip and higher cash advance fees. Noninterest expense remained flat at $4.1 billion as higher personnel-related expenses and technology-related costs primarily driven by increased customer assistance and collection infrastructure were offset by the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO.

Key Statistics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Card Services
Average – total loans and leases:
Managed	$233,593	$204,332	$231,370	$202,758
Held	126,155	102,427	125,063	100,917
Period end – total loans and leases:
Managed	235,625	208,130	235,625	208,130
Held	127,104	105,378	127,104	105,378
Managed net losses (1):
Amount	3,667	2,534	6,740	4,865
Percent (3)	6.31%	4.98%	5.86%	4.84%

Credit Card (2)
Average – total loans and leases:
Managed	$185,659	$167,569	$184,676	$167,481
Held	78,221	68,181	78,370	68,515
Period end – total loans and leases:
Managed	187,162	169,852	187,162	169,852
Held	78,642	69,241	78,642	69,241
Managed net losses (1):
Amount	2,751	2,099	5,123	4,052
Percent (3)	5.96%	5.02%	5.58%	4.88%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	Includes U.S. consumer card and foreign credit card. Does not include business card and unsecured lending.

(3)	Ratios are calculated as annualized managed net losses divided by average outstanding managed loans and leases during the period.

The table above and the following discussion presents select key indicators for the Card Services and credit card portfolios.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Managed Card Services net losses increased $1.1 billion to $3.7 billion, or 6.31 percent of average outstandings compared to $2.5 billion, or 4.98 percent for the same period in 2007. This increase was driven by portfolio seasoning, the impacts of a slowing economy and higher bankruptcies.

Managed credit card net losses increased $652 million to $2.8 billion, or 5.96 percent of average credit card outstandings compared to $2.1 billion, or 5.02 percent for the same period in 2007. The increase was driven by the same factors as described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Managed Card Services net losses increased $1.9 billion to $6.7 billion, or 5.86 percent of average outstandings compared to $4.9 billion, or 4.84 percent for the same period in 2007. This increase was driven by portfolio seasoning, the impacts of a slowing economy and higher bankruptcies.

Managed credit card net losses increased $1.1 billion to $5.1 billion, or 5.58 percent of average credit card outstandings compared to $4.1 billion, or 4.88 percent for the same period in 2007. The increase was driven by the same factors as described above.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 108.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 6,131 banking centers, mortgage loan officers in nearly 160 locations and through a sales force offering our customers direct telephone and online access to our products. Consumer Real Estate products include fixed and adjustable rate loans for home purchase and refinancing needs, reverse mortgages, lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. Consumer Real Estate is not impacted by the Corporation’s mortgage production retention decisions as Consumer Real Estate is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other.

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

Within GCSBB, the Consumer Real Estate first mortgage and home equity production was $18.5 billion and $9.0 billion, and $36.6 billion and $22.8 billion for the three and six months ended June 30, 2008 compared to $25.8 billion and $18.6 billion, and $46.4 billion and $35.9 billion for the same periods in 2007.

In July 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Countrywide’s results of operations will be included in our results beginning July 1, 2008. For more information related to the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consumer Real Estate had a net loss of $982 million, a $1.1 billion decrease, as growth in net interest income and noninterest income were more than offset by higher provision for credit losses and an increase in noninterest expense. Net interest income grew $139 million, or 25 percent, driven by an increase in average loans and leases. The growth in average loans and leases of $19.8 billion, or 19 percent, was attributable to growth in our home equity portfolio as a result of slower prepayment speeds and organic growth as well as the LaSalle acquisition. Mortgage banking income grew $112 million due to increased production income driven by improved margins and an increased MSR valuation.

Provision for credit losses increased $2.1 billion to $2.2 billion compared to the same period in 2007. This increase was driven primarily by reserve increases and higher losses in the home equity portfolio, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant declines in home prices. In addition, most home equity loans are secured by second lien positions, significantly reducing and in some cases resulting in no collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted. To a lesser extent, seasoning of the portfolio, reflective of growth contributed to the increase in net charge-offs. For further discussion, see Provision for Credit Losses beginning on page 134.

Noninterest expense increased $57 million, or 11 percent, driven by costs associated with increased direct-to-consumer volume as well as higher operating expenses to service the portfolio.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Consumer Real Estate had a net loss of $1.8 billion, a $2.1 billion decrease, as growth in noninterest income of $573 million and net interest income of $249 million were more than offset by higher provision for credit losses of $3.9 billion and an increase in noninterest expense of $219 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above. Additionally, mortgage banking income benefited from the adoption of SAB 109 which was partially offset by illiquidity in the secondary market which drove reduced valuations for certain loans held for sale. For more information on the adoption of SAB 109 on mortgage banking income, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

The Consumer Real Estate servicing portfolio includes loans serviced for others, and originated and retained residential mortgages. The servicing portfolio at June 30, 2008 was $540.8 billion, $23.9 billion higher than at December 31, 2007, driven by production. Included in this amount was $292.4 billion of residential first mortgage loans serviced for others.

At June 30, 2008, the residential first mortgage MSR balance was $4.3 billion, an increase of $1.2 billion, or 39 percent, from December 31, 2007. This value represented 145 bps of the related unpaid principal balance, a 27 bps increase from December 31, 2007.

ALM/Other

ALM/Other is comprised primarily of the allocation of a portion of the Corporation’s net interest income from ALM activities and the results of other consumer-related businesses (e.g., insurance and certain noncard small business lending activities).

Net income increased $274 million and $424 million for the three and six months ended June 30, 2008 compared to the same periods in 2007 as higher contributions from ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads, were offset by higher provision for credit losses. Provision for credit losses increased $135 million and $258 million for the three and six months ended June 30, 2008 compared to the same periods in 2007. These increases were driven primarily by higher losses in the small business lending portfolio managed outside of Card Services due to seasoning of the portfolio, reflective of growth as well as the impacts of a slowing economy. For more information on the Corporation’s small business commercial – domestic portfolio, see Commercial Portfolio Credit Risk Management beginning on page 119.

Global Corporate and Investment Banking

	Three Months Ended June 30, 2008
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$3,824	$1,452	$1,394	$863	$115
Noninterest income:
Service charges	856	154	31	670	1
Investment and brokerage services	210	-	200	10	-
Investment banking income	765	-	765	-	-
Trading account profits (losses)	369	151	200	19	(1)
All other income (loss)	(64)	270	(640)	303	3
Total noninterest income	2,136	575	556	1,002	3
Total revenue, net of interest expense	5,960	2,027	1,950	1,865	118

Provision for credit losses	363	397	(38)	4	-
Noninterest expense	2,801	563	1,280	896	62
Income before income taxes	2,796	1,067	708	965	56
Income tax expense (2)	1,050	416	259	357	18
Net income	$1,746	$651	$449	$608	$38

Net interest yield (2)	2.20%	1.89%	n/m	2.10%	n/m
Return on average equity (3)	11.57	11.76	9.14%	30.48	n/m
Efficiency ratio (2)	46.99	27.76	65.63	48.03	n/m
Period end – total assets (4)	$779,138	$321,263	$393,564	$195,554	n/m

	Three Months Ended June 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$2,609	$1,089	$658	$943	$(81)
Noninterest income:
Service charges	683	123	36	524	-
Investment and brokerage services	221	-	211	10	-
Investment banking income	821	-	821	-	-
Trading account profits	937	5	916	16	-
All other income	672	270	90	291	21
Total noninterest income	3,334	398	2,074	841	21
Total revenue, net of interest expense	5,943	1,487	2,732	1,784	(60)

Provision for credit losses	42	33	(1)	10	-
Noninterest expense	3,227	541	1,741	867	78
Income (loss) before income taxes	2,674	913	992	907	(138)
Income tax expense (benefit) (2)	982	332	365	336	(51)
Net income (loss)	$1,692	$581	$627	$571	$(87)

Net interest yield (2)	1.55%	1.87%	n/m	2.75%	n/m
Return on average equity (3)	16.15	15.83	20.57%	29.60	n/m
Efficiency ratio (2)	54.31	36.47	63.74	48.59	n/m
Period end – total assets (4)	$731,377	$241,497	$436,002	$162,472	n/m

(1)

Includes $25 million and $22 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income for the three months ended June 30, 2008 and 2007. For more information, see the market-based revenue discussion on page 79.

(2)	FTE basis

(3)

Average allocated equity for GCIB was $60.7 billion and $42.0 billion for the three months ended June 30, 2008 and 2007. The increase was attributable to goodwill associated with the LaSalle acquisition, portfolio growth, and higher trading and operational risk.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Corporate and Investment Banking

	Six Months Ended June 30, 2008
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$7,415	$2,887	$2,729	$1,699	$100
Noninterest income:
Service charges	1,644	291	63	1,289	1
Investment and brokerage services	455	-	434	21	-
Investment banking income	1,430	-	1,430	-	-
Trading account profits (losses)	(1,421)	(47)	(1,420)	37	9
All other income (loss)	(404)	532	(1,905)	945	24
Total noninterest income	1,704	776	(1,398)	2,292	34
Total revenue, net of interest expense	9,119	3,663	1,331	3,991	134

Provision for credit losses	886	920	(39)	5	-
Noninterest expense	5,265	1,160	2,411	1,624	70
Income (loss) before income taxes	2,968	1,583	(1,041)	2,362	64
Income tax expense (benefit) (2)	1,115	608	(388)	874	21
Net income (loss)	$1,853	$975	$(653)	$1,488	$43

Net interest yield (2)	2.10%	1.91%	n/m	2.19%	n/m
Return on average equity (3)	6.23	9.01	(6.88)%	37.57	n/m
Efficiency ratio (2)	57.74	31.66	n/m	40.70	n/m
Period end – total assets (4)	$779,138	$321,263	$393,564	$195,554	n/m

	Six Months Ended June 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$5,017	$2,148	$1,141	$1,893	$(165)
Noninterest income:
Service charges	1,337	248	63	1,026	-
Investment and brokerage services	454	1	432	21	-
Investment banking income	1,524	-	1,524	-	-
Trading account profits	1,832	2	1,801	28	1
All other income	1,222	423	195	524	80
Total noninterest income	6,369	674	4,015	1,599	81
Total revenue, net of interest expense	11,386	2,822	5,156	3,492	(84)

Provision for credit losses	157	136	10	12	(1)
Noninterest expense	6,205	1,039	3,319	1,736	111
Income (loss) before income taxes	5,024	1,647	1,827	1,744	(194)
Income tax expense (benefit) (2)	1,858	609	676	645	(72)
Net income (loss)	$3,166	$1,038	$1,151	$1,099	$(122)

Net interest yield (2)	1.53%	1.86%	n/m	2.79%	n/m
Return on average equity (3)	15.28	14.24	19.42%	28.67	n/m
Efficiency ratio (2)	54.50	36.83	64.39	49.72	n/m
Period end – total assets (4)	$731,377	$241,497	$436,002	$162,472	n/m

(1)

Includes $52 million and $22 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income for the six months ended June 30, 2008 and 2007. For more information, see the market-based revenue discussion on page 79.

(2)	FTE basis

(3)

Average allocated equity for GCIB was $59.8 billion and $41.8 billion for the six months ended June 30, 2008 and 2007. The increase was attributable to goodwill associated with the LaSalle acquisition, portfolio growth, and higher trading and operational risk.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Total loans and leases	$344,628	$257,537	$334,680	$253,895	$329,714	$250,913
Total trading-related assets	303,423	342,629	337,059	377,171	349,490	368,896
Total market-based earning assets (1)	335,207	386,958	375,274	426,759	389,504	418,073
Total earning assets (2)	668,348	637,880	700,178	673,184	709,498	661,832
Total assets (2)	779,138	731,377	814,358	765,118	824,417	749,798
Total deposits	228,817	221,866	234,605	220,180	235,202	214,402

(1)	Total market-based earning assets represents earning assets included in CMAS but excludes loans that are accounted for at fair value in accordance with SFAS 159.

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products, transaction and advisory services. GCIB’s products and services are delivered from three primary businesses: Business Lending, CMAS, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities. Our clients are supported through offices in 22 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 133.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income increased $54 million, or three percent, to $1.7 billion as growth in net interest income and decrease in noninterest expense more than offset decreases in market-based noninterest income related to the CMAS business, including CDO-related writedowns, and a higher provision for credit losses.

Net interest income increased $1.2 billion, or 47 percent, driven primarily by higher market-based net interest income which benefited from the decrease in the cost of market-based funding due to a decline in short-term interest rates and trading strategies. Additionally, net interest income benefited from growth in average loans and leases of $80.8 billion, or 32 percent, combined with a higher margin on ALM activities. These benefits were partially offset by the impact of competitive deposit pricing and a shift in the deposit product mix as more customers moved their deposits to higher yielding products. The growth in average loans and average deposits was due to the LaSalle merger as well as organic growth.

Noninterest income decreased $1.2 billion, or 36 percent, driven by declines in trading account profits (losses) of $568 million and all other income (loss) of $736 million. For more information on the aforementioned decreases, see the CMAS discussion.

The provision for credit losses increased $321 million to $363 million driven by higher credit costs in Business Lending. For further information, see the Business Lending discussion.

Noninterest expense decreased $426 million, or 13 percent, mainly due to a reduction in performance-based incentive compensation in CMAS partially offset by the addition of LaSalle.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $1.3 billion, or 41 percent driven by lower noninterest income of $4.7 billion and an increase of $729 million in provision for credit losses. These items were partially offset by an increase in net interest income of $2.4 billion and a decrease of $940 million in noninterest expense. These period-over-period changes were driven by the same factors as described in the three-month discussion above, except that noninterest income and noninterest expense benefited from the favorable impact of the Visa IPO transactions.

Business Lending

Business Lending provides a wide range of lending-related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing products. Products also include indirect consumer loans which allow us to offer financing through automotive, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain middle market and real estate-related commercial credit counterparties utilizing various risk mitigation tools.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income increased $70 million, or 12 percent, to $651 million as the increases in net interest income and noninterest income were partially offset by higher provision for credit losses and noninterest expense. Net interest income increased $363 million, or 33 percent, driven by average loan growth of 33 percent to $306.5 billion. The increase in average loans and leases was attributable to the LaSalle merger and organic growth primarily in commercial domestic and real estate loans. The increase in noninterest income of $177 million, or 44 percent, was mainly driven by an increase in trading account profits which was attributable to a positive valuation adjustment related to our option to purchase loans. In addition, service charges increased $31 million due to the LaSalle merger.

The provision for credit losses increased $364 million to $397 million reflecting reserve increases and higher charge-offs primarily due to the continued weakness in the housing markets on the homebuilder loan portfolio. Also contributing to the increase were higher net charge-offs in the dealer-related retail portfolios due to deterioration and seasoning of the portfolio reflective of growth, and higher commercial domestic net charge-offs from very low prior year levels.

Noninterest expense increased $22 million, or four percent, primarily due to the LaSalle merger.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $63 million, or six percent, to $975 million as increases in net interest income of $739 million and noninterest income of $102 million were more than offset by increases in provision for credit losses of $784 million and noninterest expense of $121 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above, except the increase in all other income primarily resulted from improved economic hedging results of our exposures to certain commercial clients. These increases were partially offset by lower trading account profits (losses) due to a net writedown related to an option to purchase loans.

Capital Markets and Advisory Services

CMAS provides financial products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities, merger-related advisory services and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities and ABS. Underwriting debt and equity, securities research and certain market-based activities are executed through Banc of America Securities, LLC, which is a primary dealer in the U.S.

In January 2008, we announced changes in our CMAS business which better align the strategy of this business with GCIB’s broader integrated platform. We continue to provide corporate, commercial and institutional clients with debt and equity capital-raising services, strategic advice, and a wide range of corporate banking capabilities. However, we have reduced activities in certain structured products (e.g., CDOs) and are resizing the international platform to emphasize debt, cash management, and selected trading services, including rates and foreign exchange. As of June 30, 2008, the expected reductions of 650 front office personnel have been achieved. The cost benefit of these reductions has been minimal to date, due to severance costs. In addition, in June 2008, we reached a definitive agreement to sell our equity prime brokerage business to BNP Paribas reflecting our decision to exit certain brokerage processing and balance sheet-intensive activities. We remain committed to our hedge fund clients in equities as well as across asset classes and investment banking. The completion of this transaction is subject to obtaining all regulatory approvals and is expected to close in the third quarter of 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

CMAS recognized net income of $449 million, a decrease of $178 million, or 28 percent, driven by lower market-based revenue of $785 million, partially offset by a decline in noninterest expense of $461 million. The lower market-based revenue was driven by $645 million of losses, net of hedges, resulting from CDO exposure, $184 million in losses associated with equity investments we made in acquisition-related financing transactions, $79 million of losses on CMBS funded debt and the forward calendar, $64 million of losses on leveraged finance loans and the leveraged forward calendar, and losses on several other credit-related books. These losses were partially offset by favorable results in liquid and credit products. Noninterest expense declined $461 million due to lower performance-based incentive compensation. For more information relating to our market-based revenue, see the discussion below.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

CMAS recognized a net loss of $653 million, a decrease of $1.8 billion, driven by lower market-based revenue of $3.9 billion. The decrease was driven by $2.1 billion of losses, net of hedges, resulting from our CDO exposure, $503 million of losses on leveraged finance loans and the leveraged forward calendar, $271 million of losses on CMBS funded debt and the forward calendar, $245 million of losses for counterparty credit risk valuations included in our structured credit trading business, $250 million of net losses on auction rate securities (ARS) in our public finance business, and $184 million in losses associated with equity investments we made in acquisition-related financing transactions. Partially offsetting these declines were favorable results in our liquid products business. In addition, noninterest expense declined $908 million primarily due to lower performance-based incentive compensation. For more information relating to our market-based revenue, see the discussion below.

Market-Based Revenue

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Investment banking income
Advisory fees	$51	$110	$117	$240
Debt underwriting	604	611	963	1,114
Equity underwriting	110	100	350	170
Total investment banking income	765	821	1,430	1,524
Sales and trading revenue
Fixed income:
Liquid products	1,290	592	2,012	1,049
Credit products	495	362	(18)	883
Structured products	(923)	494	(2,776)	811
Total fixed income	862	1,448	(782)	2,743
Equity income	298	441	631	867
Total sales and trading revenue	1,160	1,889	(151)	3,610
Total Capital Markets and Advisory Services market-based revenue (1)	$1,925	$2,710	$1,279	$5,134

(1)

Excludes $25 million and $22 million for the three months ended June 30, 2008 and 2007, and $52 million and $22 million for the six months ended June 30, 2008 and 2007, of net interest income on loans for which the fair value option has been elected and is not considered market-based income. Effective April 1, 2007, the results of loans and loan commitments to certain large corporate clients for which we elected the fair value option (including the associated risk mitigation tools) were transferred from Business Lending to CMAS to reflect the manner in which they are managed.

Three and Six Months Ended June 30, 2008 Compared to the Same Periods in 2007

Investment banking income was $765 million and $1.4 billion, decreases of $56 million and $94 million compared to record results in 2007. The six-month comparison for debt underwriting was adversely impacted by the utilization of fees to distribute leveraged loan commitments during the first quarter of 2008. Equity underwriting income was also driven by fees earned on the Corporation’s preferred stock issuances in the first and second quarters of 2008 for which CMAS was compensated on a management accounting basis with a corresponding offset in All Other.

Sales and trading revenue declined $729 million and $3.8 billion to $1.2 billion and a loss of $151 million for the three and six months ended June 30, 2008 compared to the same periods in 2007.

—

Liquid products sales and trading revenue increased $698 million and $963 million for the three and six months ended June 30, 2008 compared to the same periods in 2007 as CMAS took advantage of trending volatility in interest rate and foreign exchange markets which also drove favorable client flows. For the six-month period ending June 30, 2008, this growth was partially offset by the impact of net losses on ARS of $250 million, of which $204 million was related to student loan ARS. For further discussion on our ARS exposure, see Industry Concentrations beginning on page 128.

—

Credit products sales and trading revenue increased $133 million to $495 million for the three months ended June 30, 2008 compared to the same period in 2007 as favorable trading results were partially offset by losses of $64 million incurred on leveraged finance loans and the leveraged forward calendar, as liquidity in these markets continues to be limited. No fees were utilized to distribute leveraged loan commitments during the three months ended June 30, 2008. Credit products sales and trading revenue declined $901 million to a loss of $18 million for the six months ended June 30, 2008 compared to the same period in 2007 due to losses of $503 million, net of $286 million of fees, incurred on leveraged finance loans and the leveraged forward calendar as these markets continued to experience illiquidity during the first half of the year. Losses incurred on our leveraged exposure were not concentrated in any one type (senior secured or subordinated/senior unsecured) and were generally due to wider new issuance credit spreads as compared to the negotiated spreads.

At June 30, 2008 and December 31, 2007, the Corporation’s leveraged forward calendar was $4.1 billion and $12.2 billion and funded position held for distribution was $6.2 billion and $6.1 billion. The decrease of $8.1 billion in the leveraged forward finance calendar was primarily due to the funding of outstanding commitments, approximately 80 percent of which were distributed through syndication, and client-terminated commitments. These decreases were partially offset by new commitments that were entered into during the period. The leveraged forward calendar at June 30, 2008 generally represents new business at market terms. Pre-market disruption exposure originated prior to September 30, 2007, included in the leveraged finance forward calendar and funded portfolio amounted to $599 million and $6.1 billion at June 30, 2008 compared to $10.7 billion and $6.1 billion at December 31, 2007. Over 60 percent of the leveraged forward calendar and the funded positions held for distribution are senior secured.

—

Structured products sales and trading revenue was a loss of $923 million and $2.8 billion, which represented declines in revenue of $1.4 billion and $3.6 billion for the three and six months ended June 30, 2008 compared to the same periods in the prior year. The decreases were driven by $645 million and $2.1 billion of losses resulting from our CDO exposure, which includes our super senior, warehouse, and sales and trading positions, and our hedging activities including counterparty credit valuations. See the detailed CDO exposure discussion below. Also, structured products was adversely impacted by $79 million and $271 million of losses (net of hedges) on CMBS funded debt and the forward calendar for the three and six months ended June 30, 2008, and losses related to other structured products including $245 million of losses for counterparty credit risk valuations related to our structured credit trading business during the six months ended June 30, 2008. In addition, the three and six months ended June 30, 2008 included $184 million in losses associated with equity investments we made in acquisition-related financing transactions. Other structured products, including residential mortgage-backed securities as well as other residual structured credit positions were negatively impacted by spread widening due to the credit market disruptions that continued into the second quarter of 2008.

At June 30, 2008 and December 31, 2007, we held $8.5 billion and $13.6 billion of funded CMBS debt of which $7.6 billion and $8.9 billion were primarily floating-rate acquisition-related financings to major, well known operating companies. In addition, at June 30, 2008 and December 31, 2007, we had a forward calendar of $717 million and $2.2 billion. The decrease in funded CMBS debt was driven by securitizations, including the securitization of a portion of the legacy LaSalle portfolio, while the decrease in the forward calendar was driven by the funding of outstanding commitments and the business decision not to enter into any new floating-rate acquisition-related financings. The forward calendar at June 30, 2008 was comprised primarily of fixed-rate conduit product financings. The $79 million and $271 million of losses recorded during the three and six months ended June 30, 2008, associated with our CMBS exposure were concentrated in the more difficult to hedge floating-rate debt. We have not originated new CMBS exposures subsequent to September 30, 2007.

—

Equity products sales and trading revenue decreased $143 million and $236 million to $298 million and $631 million for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to lower trading results in the equity structured derivative businesses.

Collateralized Debt Obligation Exposure at June 30, 2008

CDO vehicles hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities.

Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, refer to Collateralized Debt Obligation Vehicles as part of Off- and On-Balance Sheet Arrangements beginning on page 94. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

During the three and six months ended June 30, 2008, we recorded CDO-related losses of $645 million and $2.1 billion including losses on super senior exposure of $444 million and $2.0 billion. Also included in the above amounts, we liquidated certain CDO vehicles and purchased underlying securities from the vehicles at auction and recorded losses of $115 million and $140 million related to these assets subsequent to their purchase. These combined losses reduced trading account profits (losses) by $58 million and $1.1 billion and other income by $501 million and $1.1 billion. Also included during the three and six months ended June 30, 2008, we recorded gains in trading account profits (losses) of $219 million and $635 million related to our hedging activity, $75 million and $199 million of losses related to subprime sales and trading and CDO warehouse positions, and $230 million and $387 million of losses to cover counterparty risk on our CDO and subprime-related exposure. The losses recorded in other income were other-than-temporary impairment charges related to CDOs and purchased securities classified as AFS debt securities at June 30, 2008.

The CDO and related markets continued to deteriorate, although to a lesser extent in the second quarter of 2008, experiencing significant illiquidity impacting the availability and reliability of transparent pricing. At June 30, 2008, we valued these CDO structures assuming they would terminate and looked through the structures to the underlying net asset values of the securities. We were able to obtain security values using either external pricing services or offsetting trades for approximately 72 percent of the CDO exposure and purchased securities for which we used the average of all prices obtained by security. The majority of the remaining positions where no pricing quotes were available were valued using matrix pricing by aligning the value to securities that had similar vintage of underlying assets and ratings, using the lowest rating between the rating services. The remaining securities were valued as interest-only strips, based on estimated average life, exposure type and vintage of the underlying assets. We assigned a zero value to the CDO positions for which an event of default has been triggered and liquidation notice has been issued. The value of cash held by the trustee for all CDO structures was also incorporated into the resulting net asset value.

As presented in the following table, during the three and six months ended June 30, 2008, our super senior net exposure, excluding purchased securities from liquidated CDOs, decreased $2.5 billion and $4.9 billion to $6.8 billion at June 30, 2008, primarily driven by paydowns, liquidations and writedowns. In addition, during these periods we reclassified $2.4 billion and $5.2 billion of super senior liquidity commitments exposure to other super senior exposure as the liquidity commitments were triggered and, as a result, we now own super senior securities issued by the CDOs. Including purchased securities our super senior net exposure decreased $1.1 billion and $3.2 billion to $8.4 billion.

The following table presents a rollforward of our super senior CDO exposure for the three and six months ended June 30, 2008.

Super Senior Collateralized Debt Obligation Exposure Rollforward
Three Months Ended June 30, 2008
(Dollars in millions)	March 31, 2008 Net Exposure	Paydowns / Liquidations / Other	Second Quarter 2008 Net Writedowns (1)	Reclassifications (2)	June 30, 2008 Net Exposure
Super senior liquidity commitments
High grade	$2,892	$(51)	$(32)	$(2,095)	$714
Mezzanine	358	-	-	-	358
CDO-squared	414	-	(80)	(334)	-
Total super senior liquidity commitments	3,664	(51)	(112)	(2,429)	1,072

Other super senior exposure
High grade	3,429	(1,842)	(74)	2,095	3,608
Mezzanine	495	(174)	(44)	-	277
CDO-squared	1,697	(13)	(214)	334	1,804
Total other super senior	5,621	(2,029)	(332)	2,429	5,689
Total super senior	$9,285	$(2,080)	$(444)	$-	$6,761
Purchased securities from liquidated CDOs	264	1,518	(115)	-	1,667
Total	$9,549	$(562)	$(559)	$-	$8,428

Six Months Ended June 30, 2008
(Dollars in millions)	December 31, 2007 Net Exposure	Paydowns / Liquidations / Other	Year-to-Date 2008 Net Writedowns (1)	Reclassifications (2)	June 30, 2008 Net Exposure
Super senior liquidity commitments
High grade	$5,166	$(115)	$(420)	$(3,917)	$714
Mezzanine	358	-	-	-	358
CDO-squared	2,227	(361)	(548)	(1,318)	-
Total super senior liquidity commitments	7,751	(476)	(968)	(5,235)	1,072

Other super senior exposure
High grade	2,125	(2,178)	(256)	3,917	3,608
Mezzanine	795	(150)	(368)	-	277
CDO-squared	959	(49)	(424)	1,318	1,804
Total other super senior	3,879	(2,377)	(1,048)	5,235	5,689
Total super senior	$11,630	$(2,853)	$(2,016)	$-	$6,761
Purchased securities from liquidated CDOs	-	1,807	(140)	-	1,667
Total	$11,630	$(1,046)	$(2,156)	$-	$8,428

(1)	Net of insurance.
(2)	Represents CDO exposure that was reclassified from super senior liquidity commitments to other super senior exposure as the Corporation is no longer providing liquidity.

The following table presents our super senior CDO exposure at June 30, 2008 and December 31, 2007.

Super Senior Collateralized Debt Obligation Exposure

	Total CDO Exposure at June 30, 2008
	Subprime Exposure (1)					Non-Subprime Exposure (2)					Total CDO Net Exposure
(Dollars in millions)	Gross	Insured	Net of Insured Amount	Cumulative Write- downs (3)	Net Exposure	Gross	Insured	Net of Insured Amount	Cumulative Write- downs (3)	Net Exposure	June 30 2008	December 31 2007
Super senior liquidity commitments
High grade	$-	$-	$-	$-	$-	$714	$-	$714	$-	$714	$714	$5,166
Mezzanine	363	-	363	(5)	358	-	-	-	-	-	358	358
CDO-squared	-	-	-	-	-	-	-	-	-	-	-	2,227
Total super senior liquidity commitments	363	-	363	(5)	358	714	-	714	-	714	1,072	7,751

Other super senior exposure
High grade	5,170	(3,741)	1,429	(367)	1,062	3,463	(735)	2,728	(182)	2,546	3,608	2,125
Mezzanine	1,019	-	1,019	(742)	277	-	-	-	-	-	277	795
CDO-squared	5,107	-	5,107	(3,303)	1,804	365	(365)	-	-	-	1,804	959
Total other super senior	11,296	(3,741)	7,555	(4,412)	3,143	3,828	(1,100)	2,728	(182)	2,546	5,689	3,879
Total super senior	$11,659	$(3,741)	$7,918	$(4,417)	$3,501	$4,542	$(1,100)	$3,442	$(182)	$3,260	$6,761	$11,630
Purchased securities from liquidated CDOs					1,667						1,667	-
Total					$5,168						$8,428	$11,630

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Includes highly-rated collateralized loan obligations and commercial mortgage-backed securities super senior exposure.
(3)	Net of insurance excluding losses taken on liquidated CDOs.

At June 30, 2008, we held $3.7 billion of purchased insurance on our subprime super senior CDO exposure of which 59 percent was provided by monolines in the form of CDS, total-return-swaps (TRS) or financial guarantees. In the case of default, we will first look to the underlying securities and then to recovery on purchased insurance. At June 30, 2008, these contracts were valued at $1.6 billion by referencing the fair value of the CDO which is valued in the same manner as the unhedged portion. We have adjusted these values downward by $477 million to reflect counterparty credit risk to the issuers of the insurance. In addition, we held collateral in the form of cash and marketable securities of $307 million related to our purchased insurance. The underlying insured CDOs are collateralized with approximately 45 percent of subprime assets of which approximately 66 percent are of higher quality vintages from 2005 and prior. For more information on our credit exposure to monolines, see Industry Concentrations beginning on page 128.

At June 30, 2008, super senior exposure, net of writedowns, in the form of cash positions, liquidity commitments, and derivative contracts consisted of net subprime super senior exposure of $3.5 billion and net non-subprime super senior exposure of $3.3 billion. In addition, we had $1.7 billion of exposure in purchased securities from liquidated CDOs. At June 30, 2008, these purchased securities were carried at approximately 44 percent of their original net exposure amount and approximately 51 percent of the underlying assets are subprime. For more information on our super senior liquidity exposure, see the CDO discussion beginning on page 98.

The following table presents the carrying values of our subprime net exposures including subprime collateral content and percentages of recent vintages.

Subprime Super Senior Collateralized Debt Obligation Carrying Values (1)
June 30, 2008
				Vintage of Subprime Collateral
(Dollars in millions)	Subprime Net Exposure	Carrying Value as a Percent of Original Net Exposure	Subprime Content of Collateral (2)	Percent in 2006/2007 Vintages	Percent in 2005/Prior Vintages
Super senior liquidity commitments

High grade	$-	-%	-%	-%	-%
Mezzanine	358	99	34	55	45
CDO-squared	-	-	-	-	-
Total super senior liquidity commitments	358	99

Other super senior exposure
High grade	1,062	73	53	13	87
Mezzanine	277	28	81	59	41
CDO-squared	1,804	33	23	71	29
Total other super senior	3,143	39
Total super senior	$3,501	42
Purchased securities from liquidated CDOs	1,667	44	51	43	57
Total	$5,168	43
(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Based on current net exposure value.

Net subprime super senior liquidity commitments were $358 million at June 30, 2008. This mezzanine exposure is collateralized with about 34 percent of subprime assets of which approximately 45 percent are of higher quality vintages from 2005 and prior. We did not record any losses associated with these exposures during the three and six months ended June 30, 2008.

Net other subprime super senior exposure was $3.1 billion at June 30, 2008. Other subprime super senior exposure consists primarily of cash and CDS on CDO positions. The collateral supporting the high grade exposure consisted of about 53 percent subprime, of which approximately 13 percent was made up of 2006 and 2007 vintages while the remaining amount was comprised of higher quality vintages from 2005 and prior. The mezzanine exposure underlying collateral was heavily weighted to subprime with approximately 59 percent coming from later vintages while the CDO-squared collateral was approximately 23 percent subprime of which approximately 71 percent was comprised of later vintages. We recorded losses associated with these exposures of $412 million and $1.9 billion for the three and six months ended June 30, 2008.

We also had net non-subprime super senior exposure of $3.3 billion which primarily included highly-rated CLO and CMBS super senior exposures. The net non-subprime super senior exposure is comprised of $714 million of high grade super senior liquidity commitment exposure and $2.5 billion of high grade other super senior exposure. We recorded losses of $32 million and $125 million associated with these exposures during the three and six months ended June 30, 2008. These losses were primarily driven by spread widening rather than impairment of principal.

In addition to the super senior exposure including purchased securities at June 30, 2008, we also had commercial real estate and mortgage-related security exposure with a market value of $799 million in our CDO sales and trading portfolio, of which approximately $431 million was classified as subprime. This subprime exposure is carried at approximately 18 percent of par value and includes $188 million of positions in legacy warehouses, which were initiated in 2007. We also had purchased exposure related to a subprime mortgage securitization of $65 million.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income increased $37 million, or six percent, driven by higher noninterest income partially offset by a decline in net interest income and an increase in noninterest expense. Net interest income decreased $80 million, or eight percent, primarily due to spread compression resulting from the impact of competitively pricing our deposits in a decreasing rate environment and the change in the mix between interest-bearing and noninterest-bearing deposits as clients shifted to interest-bearing and/or higher yielding investment alternatives. Partially offsetting these impacts was an increase in average deposits of $23.1 billion due to organic growth as well as the LaSalle merger. Noninterest income grew $161 million, or 19 percent, driven by increased service charges of $146 million which was due to organic growth, changes in our pricing structure, and the LaSalle merger. Noninterest expense increased $29 million, or three percent, due to the acquisition of LaSalle.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income increased $389 million, or 35 percent, as an increase of $693 million in noninterest income combined with a decrease of $112 million in noninterest expense were partially offset by a decrease in net interest income of $194 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above, except that noninterest income and noninterest expense benefited from the favorable impact of the Visa IPO transactions.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as residual amounts related to discontinued business activities.

Net income increased $125 million and $165 million for the three and six months ended June 30, 2008 compared to the same periods in 2007 mainly due to increases in net interest income of $196 million and $265 million, resulting from a higher contribution from the Corporation’s ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads.

Global Wealth and Investment Management

	Three Months Ended June 30, 2008
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$1,133	$304	$(5)	$536	$298
Noninterest income:
Investment and brokerage services	1,095	387	403	263	42
All other income (loss)	51	15	(33)	66	3
Total noninterest income	1,146	402	370	329	45
Total revenue, net of interest expense	2,279	706	365	865	343

Provision for credit losses	119	6	-	113	-
Noninterest expense	1,241	458	302	452	29
Income before income taxes	919	242	63	300	314
Income tax expense(2)	346	90	24	111	121
Net income	$573	$152	$39	$189	$193

Net interest yield (2)	2.91%	2.40%	n/m	1.79%	n/m
Return on average equity (3)	19.58	12.95	23.54%	39.03	n/m
Efficiency ratio (2)	54.44	64.79	82.63	52.30	n/m
Period end - total assets (4)	$167,187	$56,560	$2,819	$123,359	n/m

	Three Months Ended June 30, 2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$949	$226	$1	$672	$50
Noninterest income:
Investment and brokerage services	863	253	335	240	35
All other income	77	13	24	36	4
Total noninterest income	940	266	359	276	39
Total revenue, net of interest expense	1,889	492	360	948	89

Provision for credit losses	(13)	(12)	-	(1)	-
Noninterest expense	993	310	242	421	20
Income before income taxes	909	194	118	528	69
Income tax expense (2)	333	72	43	195	23
Net income	$576	$122	$75	$333	$46

Net interest yield (2)	3.14%	2.69%	n/m	2.81%	n/m
Return on average equity (3)	26.35	34.39	66.93%	83.24	n/m
Efficiency ratio (2)	52.57	62.93	67.11	44.46	n/m
Period end – total assets (4)	$128,388	$35,102	$1,443	$98,464	n/m

(1)

In July 2007, the operations of the acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $11.8 billion and $8.8 billion for the three months ended June 30, 2008 and 2007.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Wealth and Investment Management

	Six Months Ended June 30, 2008
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$2,131	$582	$(3)	$1,071	$481
Noninterest income:
Investment and brokerage services	2,176	766	801	521	88
All other income (loss)	(106)	33	(254)	114	1
Total noninterest income	2,070	799	547	635	89
Total revenue, net of interest expense	4,201	1,381	544	1,706	570

Provision for credit losses	362	9	-	353	-
Noninterest expense	2,556	962	607	891	96
Income (loss) before income taxes	1,283	410	(63)	462	474
Income tax expense (benefit) (2)	481	152	(23)	171	181
Net income (loss)	$802	$258	$(40)	$291	$293

Net interest yield (2)	2.82%	2.36%	n/m	1.84%	n/m
Return on average equity (3)	13.82	11.36	(11.40)%	29.92	n/m
Efficiency ratio (2)	60.84	69.61	n/m	52.26	n/m
Period end - total assets (4)	$167,187	$56,560	$2,819	$123,359	n/m

	Six Months Ended June 30, 2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$1,871	$449	$1	$1,331	$90
Noninterest income:
Investment and brokerage services	1,669	480	654	460	75
All other income	130	24	26	70	10
Total noninterest income	1,799	504	680	530	85
Total revenue, net of interest expense	3,670	953	681	1,861	175

Provision for credit losses	9	9	-	-	-
Noninterest expense	1,967	617	477	834	39
Income before income taxes	1,694	327	204	1,027	136
Income tax expense (2)	627	121	75	380	51
Net income	$1,067	$206	$129	$647	$85

Net interest yield (2)	3.16%	2.73%	n/m	2.83%	n/m
Return on average equity (3)	24.51	28.33	54.66%	81.05	n/m
Efficiency ratio (2)	53.59	64.83	70.05	44.79	n/m
Period end – total assets (4)	$128,388	$35,102	$1,443	$98,464	n/m

(1)

In July 2007, the operations of the acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $11.7 billion and $8.8 billion for the six months ended June 30, 2008 and 2007.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Total loans and leases	$88,171	$69,217	$87,572	$67,964	$86,607	$66,907
Total earning assets (1)	157,333	121,806	156,418	121,024	151,765	119,329
Total assets (1)	167,187	128,388	165,860	127,372	161,387	125,735
Total deposits	158,227	118,972	157,113	118,254	152,807	116,614
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income was relatively flat, as an increase in total revenue was offset by higher noninterest expense and provision for credit losses.

Net interest income increased $184 million, or 19 percent, due to higher margin on ALM activities, the acquisitions of U.S. Trust Corporation and LaSalle, and growth in average deposit and loan balances. These increases were partially offset by spread compression driven by deposit mix and competitive deposit pricing. GWIM deposit growth benefited from the U.S. Trust Corporation and LaSalle acquisitions, the migration of customer relationships and related deposit balances from GCSBB, and organic growth. A more detailed discussion regarding migrated customer relationships and related deposit balances is provided in the PB&I discussion beginning on page 91.

Noninterest income increased $206 million, or 22 percent, driven by higher investment and brokerage services income primarily attributable to the impact of the U.S. Trust Corporation and LaSalle acquisitions, partially offset by $36 million in losses related to the support provided to certain cash funds managed within Columbia.

Provision for credit losses increased $132 million to $119 million as a result of increased reserves and higher net charge-offs due to the deterioration in the housing markets.

Noninterest expense increased $248 million, or 25 percent, driven by the additions of U.S. Trust Corporation and LaSalle.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $265 million, or 25 percent, as increases of $507 million in investment and brokerage services income and $260 million in net interest income were more than offset by increases of $589 million in noninterest expense and $353 million in provision for credit losses. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above. In addition during 2008, losses of $256 million were recorded in all other income related to the support provided to certain cash funds managed within Columbia.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets (1)

	June 30
(Dollars in millions)	2008	2007

Assets under management	$589,459	$566,267

Client brokerage assets	210,701	213,711

Assets in custody	156,530	109,360

Less: Client brokerage assets and assets in custody included in assets under management	(89,234)	(80,784)

Total net client assets	$867,456	$808,554

(1)

In December 2007, the Corporation completed the sale of Marsico. Total AUM at June 30, 2007 includes AUM that were managed prior to the sale of Marsico of $53.7 billion (including $5.2 billion in eliminations). Prior year Marsico business results have been transferred to All Other to better facilitate year-over-year comparisons.

AUM increased $23.2 billion, or four percent, as of June 30, 2008 compared to the same period in 2007, driven by the U.S. Trust Corporation and LaSalle acquisitions, which contributed $115.6 billion and $7.5 billion. These increases were partially offset by the sale of Marsico, which resulted in a decrease of $60.9 billion, and market declines. As of June 30, 2008, client brokerage assets decreased by $3.0 billion, or one percent, compared to the same period in 2007, driven by market declines partially offset by the addition of LaSalle. Assets in custody increased $47.2 billion, or 43 percent, to $156.5 billion compared to the same period in 2007, driven by U.S. Trust Corporation which contributed $45.0 billion.

U.S. Trust, Bank of America Private Wealth Management

In July 2007, the acquisition of U.S. Trust Corporation was completed for $3.3 billion in cash combining it with the Private Bank, to form U.S. Trust. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank. U.S. Trust provides comprehensive wealth management solutions to wealthy and ultra-wealthy clients with investable assets of more than $3 million. In addition, U.S. Trust provides resources and customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). Clients also benefit from access to resources available through the Corporation including capital markets products, large and complex financing solutions, and its extensive banking platform.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income increased $30 million, or 25 percent, due to higher noninterest income and net interest income partially offset by higher noninterest expense. Net interest income increased $78 million, or 35 percent, driven by growth in average deposits of $14.5 billion and average loans and leases of $17.4 billion, partially offset by deposit spread compression. The growth in average balances is attributable to the U.S. Trust Corporation and LaSalle acquisitions coupled with organic growth. Noninterest income grew $136 million, or 51 percent, and noninterest expense increased $148 million, or 48 percent, primarily driven by the U.S. Trust Corporation and LaSalle acquisitions.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income increased $52 million, or 25 percent, driven by increases of $295 million in noninterest income and $133 million in net interest income partially offset by an increase of $345 million in noninterest expense. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income decreased $36 million, or 48 percent, as higher investment and brokerage services income was more than offset by an increase in noninterest expense and a loss of $36 million recorded in all other income (loss) related to the support provided to certain cash funds as discussed below. The increases in investment and brokerage services income of $68 million and noninterest expense of $60 million were primarily driven by the U.S. Trust Corporation acquisition.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income declined $169 million to a loss of $40 million driven primarily by losses recorded in all other income (loss) of $256 million related to the support provided to certain cash funds combined with an increase in noninterest expense of $130 million. These items were partially offset by an increase of $147 million in investment and brokerage services income. The increase in investment and brokerage services income and noninterest expense were driven by the same factors as discussed in the three-month discussion above. In addition, noninterest expense increased due to higher revenue-related expenses.

Cash Funds Support

Beginning in the second half of 2007, we provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invest in high quality, short-term securities with a portfolio weighted average maturity of 90 days or less, including a limited number of securities issued by SIVs. Due to market disruptions, certain SIV investments were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments which required the Corporation to provide cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At June 30, 2008 and December 31, 2007 we had gross (i.e., funded and unfunded) capital commitments to the funds of $760 million and $565 million. For the three and six months ended June 30, 2008, we incurred losses of $36 million and $163 million related to these capital commitments. At June 30, 2008 and December 31, 2007 the remaining loss exposure on capital commitments was $212 million and $183 million.

Additionally, during the six months ended June 30, 2008 we purchased $994 million of certain investments from the funds and recorded losses of $93 million. We did not purchase any of these investments or record any losses during the three months ended June 30, 2008. At June 30, 2008 and December 31, 2007, $660 million and $159 million of investments purchased from the funds were classified as nonperforming AFS securities.

We may from time to time, but are under no obligation to, provide additional support to funds managed within Columbia. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds. During the third quarter of 2008, we purchased $525 million of assets in connection with a SIV restructuring. This restructuring resulted in a decrease in our gross capital commitments of $173 million of which $158 million was expensed during the first six months of 2008. In addition, other SIVs that we have purchased or are held by these funds are expected to be restructured and may result in further losses.

We are not the primary beneficiary of the cash funds and we do not consolidate the cash funds managed within Columbia because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total AUM of $163.4 billion and $189.5 billion at June 30, 2008 and December 31, 2007.

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

PB&I includes the impact of migrating qualifying affluent customers, including their related deposit balances, from GCSBB to our PB&I model. After migration, the associated net interest income, service charges and noninterest expense are recorded in PB&I. The change reported in the financial results of PB&I includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For the three and six months ended June 30, 2008 a total of $5.6 billion and $12.6 billion of deposits, including $2.3 billion during the first quarter of 2008 related to the one-time migration of legacy LaSalle accounts, were migrated from GCSBB to PB&I. For the three and six months ended June 30, 2007 a total of $2.9 billion and $6.4 billion of deposits were migrated from GCSBB to PB&I.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income decreased $144 million, or 43 percent, due to lower net interest income and an increase in provision for credit losses, partially offset by higher noninterest income. Net interest income declined $136 million, or 20 percent, as spread compression, driven by deposit mix and competitive deposit pricing, more than offset higher average deposit and loan balances. Noninterest income increased $53 million, or 19 percent, partially driven by higher investment and brokerage services income. Provision for credit losses increased $114 million primarily driven by higher credit costs in the home equity portfolio reflective of deterioration in the housing markets.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $356 million, or 55 percent, primarily due to an increase of $353 million in provision for credit losses and a decrease of $260 million in net interest income partially offset by an increase of $105 million in noninterest income. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income increased $147 million and $208 million for the three and six months ended June 30, 2008, compared to the same period in the prior year, driven by higher net interest income of $248 million and $391 million primarily due to the increased contribution from ALM activities. In addition, noninterest expense increased $57 million for the six months ended June 30, 2008, primarily driven by higher expenses related to the mass affluent and retirement initiatives.

All Other

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted

Net interest income (3)	$(2,035)	$2,140	$105	$(1,883)	$1,981	$98

Noninterest income:

Card income	595	(557)	38	676	(793)	(117)

Equity investment income	710	-	710	1,719	-	1,719

Gains on sales of debt securities	131	-	131	2	-	2

All other income (loss)	(101)	61	(40)	(147)	74	(73)

Total noninterest income	1,335	(496)	839	2,250	(719)	1,531

Total revenue, net of interest expense	(700)	1,644	944	367	1,262	1,629

Provision for credit losses	(1,197)	1,644	447	(1,313)	1,262	(51)

Merger and restructuring charges (4)	212	-	212	75	-	75

All other noninterest expense	17	-	17	(50)	-	(50)

Income before income taxes	268	-	268	1,655	-	1,655

Income tax expense (benefit) (3)	(11)	-	(11)	584	-	584

Net income	$279	$-	$279	$1,071	$-	$1,071

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted

Net interest income (3)	$(4,017)	$4,195	$178	$(3,618)	$3,871	$253

Noninterest income:

Card income	1,259	(1,261)	(2)	1,397	(1,632)	(235)

Equity investment income	978	-	978	2,615	-	2,615

Gains on sales of debt securities	351	-	351	63	-	63

All other income (loss)	(355)	126	(229)	(101)	151	50

Total noninterest income	2,233	(1,135)	1,098	3,974	(1,481)	2,493

Total revenue, net of interest expense	(1,784)	3,060	1,276	356	2,390	2,746

Provision for credit losses	(2,408)	3,060	652	(2,626)	2,390	(236)

Merger and restructuring charges (4)	382	-	382	186	-	186

All other noninterest expense	130	-	130	361	-	361

Income before income taxes	112	-	112	2,435	-	2,435

Income tax expense (3)	51	-	51	741	-	741

Net income	$61	$-	$61	$1,694	$-	$1,694

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). See the GCSBB section beginning on page 66 for information on the GCSBB managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the securitization offset. For additional information, see Note 16 – Business Segment Information to the Consolidated Financial Statements.

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

Corporate Investments primarily includes investments in publicly-traded equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $15.6 billion in CCB, $4.5 billion in Banco Itaú, $3.0 billion in Grupo Financiero Santander, S.A. (Santander) and other investments. Shares of CCB are accounted for as AFS marketable equity securities and carried at fair value with a corresponding net-of-tax offset to accumulated OCI. These shares are non-transferable until October 2008. We also hold an option to increase our ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. This option expires in February 2011. The strike price of the option is based on the greater of 1.2 times the book value per share for the most recent calendar year-end or the IPO price that steps up on an annual basis and is currently at 103 percent of the IPO price. The strike price of the option when based upon the IPO price is capped at 118 percent. On July 21, 2008, under the terms of our purchase option we increased our ownership to 10.8 percent by purchasing approximately $1.9 billion of the common shares of CCB. These recently purchased shares are restricted through August 2011 and are carried at cost. The restricted shares of Banco Itaú are carried at fair value with an offset, net-of-tax, to accumulated OCI and are accounted for as AFS marketable equity securities. Prior to the second quarter of 2008, these shares were accounted for at cost. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

The following table presents the components of All Other’s equity investment income and a reconciliation to the total consolidated equity investment income for the three and six months ended June 30, 2008 and 2007.

Components of Equity Investment Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Principal Investing	$296	$1,250	$308	$1,825
Corporate Investments	112	150	144	340
Strategic and other investments	302	319	526	450
Total equity investment income included in All Other	710	1,719	978	2,615
Total equity investment income included in the business segments	(118)	110	668	228
Total consolidated equity investment income	$592	$1,829	$1,646	$2,843

Other includes the residual impact of the allowance for credit losses and the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS 52 revaluation of foreign denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-

income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income decreased $792 million to $279 million due to a decline in noninterest income combined with higher provision for credit losses and increased merger and restructuring charges.

Noninterest income declined $692 million to $839 million due to a decrease in equity investment income of $1.0 billion due to a reduction in gains from our Principal Investing portfolio attributable to a lack of liquidity in the marketplace. This decrease included the absence of the $600 million increase in value during the second quarter of 2007 of private equity funds which were sold during July 2007. This decrease was partially offset by the increase in card income of $155 million driven by the difference between the funds transfer pricing allocations and the actual bond costs associated with our Card Services securitizations due to the rapid decrease in short-term interest rates over the past nine months.

Provision for credit losses increased $498 million to $447 million primarily due to higher credit costs related to our ALM residential mortgage portfolio reflective of deterioration in the housing markets.

Merger and restructuring charges increased $137 million to $212 million due to the integration costs associated with the LaSalle and U.S. Trust Corporation mergers. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Income tax expense (benefit) decreased $595 million to $(11) million primarily due to lower pre-tax income and increased low-income housing tax credits.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net income decreased $1.6 billion to $61 million primarily due to a decrease of $1.4 billion in noninterest income, combined with a higher provision for credit losses of $888 million and increased merger and restructuring charges of $196 million partially offset by a decrease of $690 million in income tax expense. These changes were due to the same factors as described in the three-month discussion above. In addition, All Other’s results were adversely impacted by the absence of earnings due to the sale of our Latin American operations in the first quarter of 2007.

Off- and On-Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 102. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or similar instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for our customers.

We have liquidity agreements, SBLCs or other arrangements with the SPEs, as described below, under which we are obligated to provide funding in the event of a market disruption or other specified event or otherwise provide credit support to the entities (hereinafter referred to as liquidity exposure). We manage our credit risk and any market risk on these arrangements by subjecting them to our normal underwriting and risk management processes. Our credit ratings and changes thereto will affect the borrowing cost and liquidity of these SPEs. In addition, significant changes in counterparty asset valuation and credit standing may also affect the ability of the SPEs to issue commercial paper. The contractual or notional amount of these commitments as presented in Table 10 represents our maximum possible funding obligation and is not, in management’s view, representative of expected losses or funding requirements. From time to time, we may purchase commercial paper issued by these SPEs in connection with market-making activities or for investment purposes. During the second half of 2007 and into the first half of 2008, there were instances in which the asset-backed commercial paper market became illiquid due to market perceptions of uncertainty and certain investment activities were affected. As a result, at June 30, 2008 and December 31, 2007, we held $686 million and $6.6 billion of commercial paper on the Corporation’s Consolidated Balance Sheet that was issued in connection with our liquidity obligations to unconsolidated CDOs summarized in the table below.

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

Table 10

Special Purpose Entities Liquidity Exposure (1)

	June 30, 2008
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$14,214	$47,754	$-	$61,968
Municipal bond trusts and corporate SPEs	4,645	4,168	5,419	14,232
Asset acquisition conduits	1,157	4,116	-	5,273
Customer-sponsored conduits	-	1,231	-	1,231
Collateralized debt obligation vehicles (3)	-	1,077	-	1,077
Total liquidity exposure	$20,016	$58,346	$5,419	$83,781

	December 31, 2007
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$16,984	$47,335	$-	$64,319
Municipal bond trusts and corporate SPEs	7,359	3,120	7,251	17,730
Asset acquisition conduits	1,623	6,399	-	8,022
Customer-sponsored conduits	-	1,724	-	1,724
Collateralized debt obligation vehicles (3)	3,240	9,026	-	12,266
Total liquidity exposure	$29,206	$67,604	$7,251	$104,061

(1)	Note 9 – Variable Interest Entities to the Consolidated Financial Statements is related to this table but only reflects those entities in which we hold a significant variable interest.

(2)	We consolidate VIEs when we are the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

(3)	For additional information on our CDO exposures at June 30, 2008 and December 31, 2007 and related writedowns, see the CDO discussion beginning on page 81.

At June 30, 2008 the Corporation’s total liquidity exposure to SPEs was $83.8 billion, a decrease of $20.3 billion from December 31, 2007 due to lower liquidity exposure in all categories. Of this amount, $11.2 billion was attributable to a decline in CDO liquidity exposure.

Corporation-Sponsored Multi-Seller Conduits

We administer four multi-seller conduits, three of which are unconsolidated, which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. We receive fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the conduits. These commitments represent significant variable interests in the SPEs, which are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At June 30, 2008, our liquidity commitments to the conduits were collateralized by various classes of assets which incorporate features such as overcollateralization and cash reserves which are designed to provide credit support at a level equivalent to investment grade as determined in accordance with internal risk rating guidelines.

Our liquidity, SBLCs and similar loss protection commitments obligate us to purchase assets from the conduits at the conduits’ cost. Subsequent realized losses on assets purchased from the unconsolidated conduits would be reimbursed from the cash received from the sale of capital notes and equity interests to third party investors. We would absorb losses in excess of such amounts. If a conduit is unable to re-issue commercial paper due to illiquidity in the commercial paper markets or deterioration in the asset portfolio, we are obligated to provide funding subject to the following limitations. Our obligations to purchase assets under the SBLCs and similar loss protection commitments are subject to a maximum commitment amount which is typically set at eight to 10 percent of total outstanding commercial paper. Our obligation to purchase assets under the liquidity agreements, which comprise the remainder of our exposure, is generally limited to the amount of non-defaulted assets. We are not obligated to fund under the liquidity, SBLCs or similar loss protection commitments if the conduit is the subject of a voluntary or involuntary bankruptcy proceeding.

One of the unconsolidated conduits holds CDO investments with an aggregate outstanding par value of $461 million. The underlying collateral includes middle market loans held in an insured CDO (69 percent) and subprime residential mortgages (11 percent). During the first half of 2008, these investments were downgraded or threatened with a downgrade by the rating agencies. In accordance with the terms of our existing liquidity obligations, these investments were funded by the Corporation through a secured borrowing transaction with the conduit and therefore they no longer serve as collateral for commercial paper issuances. We will be reimbursed for any realized losses on these investments up to the amount of capital notes issued by the conduit. There were no other significant downgrades of assets and there were no writedowns of assets held by any of the conduits during this period.

During the three months ended June 30, 2008, we issued additional capital notes to third parties due in part to the risk inherent in the CDO investments described above and in connection with a new multi-seller conduit. On a combined basis, the unconsolidated conduits have now issued approximately $97 million of capital notes and equity interests to third parties, $92 million of which were outstanding at June 30, 2008. This represents the maximum amount of loss that would be absorbed by the third party investors. Based on an analysis of projected cash flows, we have determined that we will not absorb a majority of the variability created by the assets of the unconsolidated conduits.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. We have no other contractual obligations to the unconsolidated conduits, nor do we intend to provide noncontractual or other forms of support.

Despite the market disruptions in the second half of 2007 and through the first half of 2008, the conduits did not experience any material difficulties in issuing commercial paper. The Corporation did not purchase any commercial paper issued by the conduits other than incidentally and in its role as a commercial paper dealer.

Municipal Bond Trusts and Corporate SPEs

We have provided a total of $14.2 billion and $17.7 billion in liquidity support to municipal bond trusts and corporate SPEs at June 30, 2008 and December 31, 2007. We administer municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity, for which we provided liquidity support of $11.7 billion and $13.4 billion at June 30, 2008 and December 31, 2007. In addition, we administer several conduits to which we provided $2.5 billion and $4.3 billion of liquidity support at June 30, 2008 and December 31, 2007.

As it relates to the municipal bond trusts the weighted average remaining life of the bonds at June 30, 2008 was 19.2 years. Substantially all of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. There were no material writedowns or downgrades of assets or issuers during the three and six months ended June 30, 2008. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly basis to third party investors. The floating-rate investors have the right to tender the certificates at any time upon seven days notice. We serve as remarketing agent and liquidity provider for the trusts. Should we be unable to remarket the tendered certificates, we are generally obligated to purchase them at par. We are not obligated to purchase the certificate if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. Some of these trusts are QSPEs. We consolidate those trusts that are not QSPEs if we hold the residual interest or otherwise expect to absorb a majority of the variability of the trusts. Included in liquidity support are $7.1 billion and $6.1 billion of liquidity commitments to unconsolidated trusts at June 30, 2008 and December 31, 2007, which are included in Note 11 –

Commitments and Contingencies to the Consolidated Financial Statements. At June 30, 2008 and December 31, 2007, we held $291 million and $125 million of floating rate certificates issued by unconsolidated municipal bond trusts.

Assets of the other corporate conduits consisted primarily of high-grade, long-term municipal, corporate, and mortgage-backed securities which had a weighted average remaining life of approximately 5.5 years at June 30, 2008. Substantially all of the securities are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. These conduits, which are QSPEs, obtain funding by issuing commercial paper to third party investors. At June 30, 2008, the weighted average maturity of the commercial paper was 32 days. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the entities in exchange for the commercial paper rate. In addition, we may be obligated to purchase assets from the vehicles if the assets or insurers are downgraded. If an asset’s rating declines below a certain investment quality as evidenced by its credit rating or defaults, we are no longer exposed to the risk of loss. During the three months ended June 30, 2008 two monoline insurers were downgraded by the rating agencies which resulted in the mandatory sale of $1.2 billion of assets out of the conduits. We purchased a majority of these assets, and they are recorded within trading account assets at June 30, 2008, at fair value. Due to the market disruptions beginning in the second half of 2007 these conduits experienced difficulties in issuing commercial paper. At June 30, 2008, we held $121 million and at December 31, 2007 we did not hold any of the commercial paper. In the event that we are unable to remarket the conduits’ commercial paper such that they no longer qualify as QSPEs, we would consolidate the conduits which may have an adverse impact on the fair value of the related derivative contracts.

We have no other contractual obligations to the unconsolidated bond trusts and conduits described above, nor do we intend to provide noncontractual or other forms of support.

Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements. For more information on QSPEs, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements. For additional information on our monoline exposure, see Industry Concentrations beginning on page 128.

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

Despite the market disruptions in the second half of 2007 and first half of 2008, the conduits did not experience any significant difficulties in issuing commercial paper. The Corporation held $53 million and $27 million of commercial paper and certificates issued by the conduits at June 30, 2008 and December 31, 2007. The weighted average maturity of commercial paper issued by the conduits at June 30, 2008 was 42 days.

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

These commitments are included in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. As we typically provide less than 20 percent of the total liquidity commitments to these conduits and do not provide other forms of support, we have concluded that we do not hold a significant variable interest in the conduits and they are not included in our discussion of VIEs in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Collateralized Debt Obligation Vehicles

We provided liquidity support in the form of written put options to several CDOs totaling $1.1 billion and $10.0 billion at June 30, 2008 and December 31, 2007. In addition, we provided other liquidity support to a CDO conduit of $2.3 billion at December 31, 2007.

The decrease of $8.9 billion in the notional amount of written put options was due primarily to the elimination of liquidity commitments to certain CDOs for which we no longer provide liquidity support, including $3.2 billion related to a CDO which was consolidated at December 31, 2007. We are obligated under the remaining written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market as evidenced by the inability of the CDOs to issue commercial paper at spreads below a predetermined rate. No third parties provide similar commitments to these CDOs. For additional information refer to the CDO exposure discussion beginning on page 81. See Note 9 – Variable Interest Entities to the Consolidated Financial Statements for more information on the written put options. These written put options are recorded as derivatives and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

Prior to the second quarter of 2008, we also administered a CDO conduit that obtained funds by issuing commercial paper to third party investors. The conduit held $2.3 billion of assets at December 31, 2007 consisting of super senior tranches of debt securities issued by other CDOs. During the second quarter of 2008, we liquidated the CDO conduit and purchased the assets due to a threatened downgrade of the CDO conduit’s commercial paper. Two CDO vehicles which issued securities formerly held in the CDO conduit are consolidated on our balance sheet at June 30, 2008.

Prior to the second half of 2007, we believed that the likelihood of our experiencing an economic loss as the result of these liquidity obligations was remote. However, due to severe market disruptions beginning in the second half of 2007 the CDOs holding the put options and the CDO conduit began to experience difficulties in issuing commercial paper. Shortly thereafter, a significant portion of the assets held in these CDOs were downgraded or threatened with downgrade by the rating agencies. As a result of these factors, we began to purchase commercial paper that could not be issued to third parties at less than the contractual yield specified in our liquidity obligations. At December 31, 2007, we held commercial paper with a carrying value of $6.6 billion on the balance sheet that was issued by the unconsolidated CDOs and the CDO conduit. During the first half of 2008 we consolidated several CDO vehicles due to a change in contractual arrangements such as a conversion of commercial paper into term notes. In addition, as discussed above, we liquidated the CDO conduit. As a result, commercial paper held by the Corporation due to these liquidity commitments declined to $686 million at June 30, 2008. For more information on our super senior CDO exposure and related writedowns see our CDO exposure discussion beginning on page 81.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments. These obligations and commitments are more fully discussed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and in Note 12 – Short-term Borrowings and Long-term Debt, and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

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

For example, at June 30, 2008, classified within Level 3 are $2.4 billion of trading account assets, $4.5 billion of AFS debt securities, and $1.2 billion of net derivative assets associated with our CDO exposures which were valued using certain techniques. Substantially all of the AFS debt securities were acquired as a result of our liquidity obligations to certain CDOs. For more information regarding our CDO exposure, the types of assets underlying these exposures (e.g., percentage of subprime assets and vintages) and related valuation techniques see our CDO exposure discussion on page 81. At June 30, 2008, Level 3 AFS debt securities and trading account assets also included $2.2 billion of securities primarily backed by prime and residential reverse mortgages.

Another example of Level 3 assets are consumer MSRs which also require significant management judgment and estimation. The fair value of consumer MSRs is determined using models which depend on estimates of prepayment rates, the resultant weighted average lives of the MSRs and the option adjusted spread (OAS) levels. For more information on Level 3 MSRs and their sensitivity to prepayment rates and OAS levels, see Note 15 – Mortgage Servicing Rights to the Consolidated Financial Statements and Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

For additional information on our Level 1, 2 and 3 fair value measurements, including the valuation techniques utilized to determine their fair values, see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements.

The table below presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008, including realized and unrealized gains (losses) included in earnings and OCI. Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $39.5 billion as of June 30, 2008 and represented approximately eight percent of assets measured at fair value (or two percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $9.7 billion as of June 30, 2008 and represented approximately 10 percent of the liabilities measured at fair value (or less than one percent of total liabilities). See page 36 of Note 14 – Fair Value Disclosures for a table that presents the fair value of Level 1, 2 and 3 assets and liabilities at June 30, 2008.

Table 11
Level 3 Fair Value Measurements

	Three Months Ended June 30, 2008
(Dollars in millions)	Net Derivatives (1)	Trading Account Assets	Available-for- Sale Debt Securities	Loans and Leases (2)	Mortgage Servicing Rights	Other Assets (3)	Accrued Expenses and Other Liabilities (2)
Balance, March 31, 2008	$316	$5,522	$9,658	$5,057	$3,163	$5,496	$(903)
Included in earnings	(801)	(211)	(310)	55	635	121	180
Included in other comprehensive income	-	-	78	-	-	-	-
Purchases, issuances, and settlements	1,949	(227)	(2,263)	(98)	452	(741)	-
Transfers in to (out of) Level 3	(147)	562	1,161	-	-	1,148	-
Balance, June 30, 2008	$1,317	$5,646	$8,324	$5,014	$4,250	$6,024	$(723)

	Six Months Ended June 30, 2008
Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$5,321	$(660)
Included in earnings	(311)	(771)	(799)	(70)	588	544	(63)
Included in other comprehensive income	-	-	(504)	-	-	-	-
Purchases, issuances, and settlements	2,473	(795)	(1,011)	494	609	(865)	-
Transfers in to Level 3	358	3,185	5,131	-	-	1,024	-
Balance, June 30, 2008	$1,317	$5,646	$8,324	$5,014	$4,250	$6,024	$(723)

(1)	Net derivatives at June 30, 2008 included derivative assets of $10.27 billion and derivative liabilities of $8.95 billion.
(2)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments recorded in accrued expenses and other liabilities.
(3)

Other assets included equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips. Certain portfolios of LHFS are also accounted for at fair value in accordance with SFAS 159.

During the three and six months ended June 30, 2008, valuations of certain CDO securities and related written put options continued to decline in response to market concerns. Additionally, liquidity issues in the ARS sector have impacted the value of such securities. It is possible that the economic value of these securities could be different as the cash flows from the underlying assets may ultimately be higher or lower than the assumptions used in current valuation models. With the exception of the changes discussed below, there have been no significant changes to the valuation methodologies used to value Level 3 assets and liabilities during the period.

During the three and six months ended June 30, 2008, we recognized net realized and unrealized losses of $331 million and $882 million on Level 3 assets and liabilities which were primarily related to losses on derivatives, AFS debt securities and trading account assets which were partially offset by gains on our MSRs. The losses in AFS debt securities and trading account assets were due to CDO-related exposures. The six months ended June 30, 2008 also included losses on ARS. We also recorded unrealized gains (losses) of $78 million and $(504) million (pre-tax) through OCI during the three and six months ended June 30, 2008, due primarily to residential mortgage-backed securities backed principally by prime collateral, as related credit spreads tightened at June 30, 2008 when compared to March 31, 2008. These same spreads widened when compared to December 31, 2007 resulting in an unrealized loss for the six months ended June 30, 2008.

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

During the three months ended June 30, 2008, we had net settlements of $(2.3) billion of Level 3 AFS debt securities mainly due to changes in certain super senior CDO exposures from commercial paper carried at par to term notes. These changes were also the primary driver of net settlements of $1.9 billion of Level 3 net derivatives as derivative liabilities associated with our liquidity exposure to the commercial paper were extinguished.

During the six months ended June 30, 2008, we had net settlements of $(1.0) billion of Level 3 AFS debt securities and a $2.5 billion net settlement in Level 3 net derivative assets which included the changes in CDO exposures mentioned in the paragraph above partially offset by certain investments purchased for $994 million from the Columbia mutual funds during the first quarter and classified as AFS debt securities. Losses of $93 million were recorded on these investments for the six months ended June 30, 2008. No such losses were recorded during the second quarter of 2008.

Transfers into or out of Level 3 were made if the inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable respectively, in the current marketplace. These transfers are effective as of the beginning of the quarter, therefore any gains or losses occurring on these assets and liabilities are included in the table above.

During the three months ended June 30, 2008, there were two significant transfers into Level 3. The first involves $1.1 billion of AFS debt securities in the form of residential mortgage-backed securities for which no observable model inputs existed in the marketplace. The second significant transfer of $1.1 billion relates to commercial and consumer LHFS, included in other assets in the table above, which were transferred due to a lack of liquidity caused by market disruptions. In light of market conditions, we implemented a change in our valuation approach for these loans, basing the valuation on pricing models including discounted cash flow methodologies. Previously, these loans were valued based on quoted prices from market participants.

During the six months ended June 30, 2008, we had transfers into Level 3 AFS debt securities of $5.1 billion, trading account assets of $3.2 billion, and other assets of $1.0 billion. In addition to the amounts disclosed in the preceding paragraph, AFS debt securities included $4.4 billion of securities in the form of commercial paper issued by CDOs which were transferred due to a lack of liquidity in the market in the first quarter. Trading account assets transfers related primarily to ARS of $2.3 billion that were transferred in during the six months ended June 30, 2008. Of these, $1.5 billion were ARS backed by student loans, and prices for these assets became unobservable in the marketplace due to a lack of liquidity in the first half of 2008. A loss of $250 million was recognized in earnings due to a decline in market value of the ARS, primarily student loan ARS, during the six months ended June 30, 2008. In light of the illiquidity in the student loan ARS sector, we implemented a change to our valuation approach for these instruments, basing the valuation on assumptions about the weighted average life of the security, estimated future coupons to be paid and spreads observed in pricing of similar instruments. The other assets transfers were driven by the same factors as described in the three-month discussion above.

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

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section beginning on page 148 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. The credit ratings of Bank of America Corporation and Bank of America, N.A. as of August 7, 2008 are reflected in the table below.

Table 12
Credit Ratings
	Bank of America Corporation			Bank of America, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Short-term Borrowings	Long-term Debt
Moody’s Investors Service	Aa2	Aa3	P-1	P-1	Aaa

Standard & Poor’s	AA	AA-	A-1+	A-1+	AA+

Fitch Ratings	A+	A	F1+	F1+	AA-

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund the holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. This measure assumes that the parent company is unable to generate funds from debt or equity issuance, receives no dividend income from subsidiaries, and no longer pays dividends to shareholders while continuing to meet nondiscretionary uses needed to maintain bank operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered the “Time to Required Funding.” ALCO approves the target range set for this metric, in months, and monitors adherence to the target. Maintaining excess parent company cash helps to facilitate the target range of 21 to 27 months for “Time to Required Funding” and is the primary driver of the timing and amount of the Corporation’s debt issuances. As of June 30, 2008, “Time to Required Funding” was 22 months compared to 19 months at December 31, 2007.

One ratio that can be used to monitor the stability of funding composition is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic core deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic core deposits. The ratio was 125 percent at June 30, 2008 compared to 127 percent at December 31, 2007.

The financial market disruptions that began in 2007 continued to impact the economy and financial services sector during the six months ended June 30, 2008. While market conditions have been challenging, we have taken direct actions to enhance our liquidity position during the first half of 2008 including the issuance of $19.7 billion of preferred stock, $6.0 billion of senior notes and $1.0 billion of Eurodollar floating rate notes by the parent company. In addition, Bank of America N.A. issued $6.0 billion of extendible bank notes and $4.0 billion of senior bank notes. It remains unclear when the current market conditions will subside, however, the conservative management of our liquidity position enables us to meet our liquidity requirements and manage within our usual parameters.

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must maintain a minimum Tier 1 leverage ratio of three percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.”

At June 30, 2008 and December 31, 2007, the Corporation, Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A., were classified as “well-capitalized” for regulatory purposes, the highest classification. There have been no conditions or events since June 30, 2008 that have changed the Corporation’s, Bank of America, N.A.’s, FIA Card Services, N.A.’s, and LaSalle Bank, N.A.’s capital classifications.

Presented in Table 13 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A. at June 30, 2008 and December 31, 2007.

Table 13
Regulatory Capital
	June 30, 2008			December 31, 2007
	Actual		Mini mum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount

Risk-based capital

Tier 1

Bank of America Corporation	8.25%	$101,541	$49,217	6.87%	$83,372	$48,516

Bank of America, N.A.	7.94	76,178	38,361	8.23	75,395	36,661

FIA Card Services, N.A.	13.73	21,346	6,217	14.29	21,625	6,053

LaSalle Bank, N.A.	11.20	6,848	2,445	9.91	6,838	2,759

Total

Bank of America Corporation	12.60	155,089	98,434	11.02	133,720	97,032

Bank of America, N.A.	10.92	104,724	76,722	11.01	100,891	73,322

FIA Card Services, N.A.	16.11	25,043	12,435	16.82	25,453	12,105

LaSalle Bank, N.A.	12.57	7,682	4,890	11.02	7,605	5,518

Tier 1 Leverage

Bank of America Corporation	6.09	101,541	50,029	5.04	83,372	49,595

Bank of America, N.A.	5.83	76,178	39,181	5.94	75,395	38,092

FIA Card Services, N.A.	15.06	21,346	4,251	16.37	21,625	3,963

LaSalle Bank, N.A.	11.47	6,848	1,790	9.21	6,838	2,226

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Table 14 reconciles the Corporation’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB, the FDIC, and the OCC at June 30, 2008 and December 31, 2007.

Table 14
Reconciliation of Tier 1 and Total Capital
(Dollars in millions)	June 30 2008	December 31 2007

Tier 1 Capital

Total shareholders’ equity	$162,691	$146,803

Goodwill	(77,760)	(77,530)

Nonqualifying intangible assets (1)	(4,672)	(5,239)

Effect of net unrealized (gains) losses on AFS debt and marketable equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax	944	(2,149)

Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,278	1,301

Trust securities	16,873	16,863

Other	2,187	3,323
Total Tier 1 Capital	101,541	83,372

Long-term debt qualifying as Tier 2 Capital	31,881	31,771

Allowance for loan and lease losses	17,130	11,588

Reserve for unfunded lending commitments	507	518

Other (2)	4,030	6,471
Total Capital	$155,089	$133,720
(1)	Nonqualifying intangible assets of the Corporation are comprised of core deposit intangibles, affinity relationships and other intangibles.
(2)

At June 30, 2008 and December 31, 2007, includes 45 percent of the pre-tax fair value adjustment of $5.7 billion and $6.0 billion related to the Corporation’s stock investment in CCB. At June 30, 2008, includes 45 percent of the pre-tax fair value adjustment of $872 million related to the Corporation’s stock investment in Banco Itaú.

In July 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The Corporation estimates that the addition of Countrywide will reduce its Tier 1 Capital ratio by approximately 65 basis points at the date of acquisition.

Dividends

In July 2008, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share payable on September 26, 2008 to shareholders of record on September 5, 2008.

In April 2008, the Board declared a regular quarterly cash dividend on common stock of $0.64 per share which was paid on June 27, 2008 to shareholders of record on June 6, 2008.

In January 2008, the Board declared a first quarter cash dividend of $0.64 per common share which was paid on March 28, 2008 to shareholders of record on March 7, 2008.

In June and July 2008, we declared seven dividends in regards to preferred stock. The first was a $1.75 regular quarterly cash dividend on the 7 percent Cumulative Redeemable Preferred Stock, Series B, payable on October 24, 2008 to shareholders of record on October 8, 2008. The second was a $0.38775 quarterly cash dividend per depositary share on the 6.204% Non-Cumulative Preferred Stock, Series D, payable on September 15, 2008 to shareholders of record on August 29, 2008. The third was a regular quarterly cash dividend of $0.25556 per depositary share on the Floating Rate Non-Cumulative Preferred Stock, Series E, which is payable on August 15, 2008 to shareholders of record on July 31, 2008. The fourth was an initial quarterly cash dividend of $0.3929 per depositary share on the 8.20% Non-Cumulative Preferred Stock, Series H, which was paid on August 1, 2008 to shareholders of record on July 15, 2008. The fifth was a regular quarterly cash dividend of $0.41406 per depositary share on the 6.625% Non-Cumulative Preferred Stock, Series I, which is payable on October 1, 2008 to shareholders of record on September 15, 2008. The sixth was a regular quarterly cash dividend of $0.45312 per depositary share on the 7.25% Non-Cumulative Preferred Stock, Series J, which was paid on August 1, 2008 to shareholders of record on July 15, 2008. The seventh was a $40.00 initial semi-annual cash dividend per depositary share on the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K, which was paid on July 30, 2008 to shareholders of record on July 15, 2008. In June 2008, we declared an $18.125 quarterly cash dividend on the 7.25% Non-Cumulative Convertible Preferred Stock, Series L, which was paid on July 30, 2008 to shareholders of record on July 1, 2008.

In April 2008, we declared five dividends in regards to preferred stock. The first was a $1.75 regular quarterly cash dividend on the 7 percent Cumulative Redeemable Preferred Stock, Series B, which was paid on July 25, 2008 to shareholders of record on July 9, 2008. The second was a $0.38775 regular quarterly cash dividend per depositary share on the 6.204% Non-Cumulative Preferred Stock, Series D, which was paid on June 16, 2008 to shareholders of record on May 30, 2008. The third was a regular quarterly cash dividend of $0.25 per depositary share on the Floating Rate Non-Cumulative Preferred Stock, Series E, which was paid on May 15, 2008 to shareholders of record on April 30, 2008. The fourth was a regular quarterly cash dividend of $0.41406 per depositary share on the 6.625% Non-Cumulative Preferred Stock, Series I, which was paid on July 1, 2008 to shareholders of record on June 15, 2008. The fifth was a regular quarterly cash dividend of $0.45312 per depositary share on the 7.25% Non-Cumulative Preferred Stock, Series J, which was paid on May 1, 2008 to shareholders of record on April 15, 2008. In March 2008, we declared an $18.3264 quarterly cash dividend on the 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L, which was paid on April 30, 2008 to shareholders of record on April 1, 2008.

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

Declaration of preferred stock dividends results in a decrease in net income available to common shareholders in the quarter such dividends are declared. Preferred stock dividends may be declared from time to time by the Board (or a designated committee of the Board). The terms of the outstanding series of preferred stock provide for dividends on a quarterly or semi-annual basis should the Board declare any such dividends. During the first and second quarters of 2008, the aggregate dividends on preferred stock declared were $190 million and $186 million. The Corporation estimates that potential aggregate dividends in the third and fourth quarters of 2008, subject to the Board’s future declaration and assuming no conversion of convertible shares, are $472 million and $422 million.

Common Share Repurchases

We may repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase programs. For the six months ended June 30, 2008, we did not repurchase any shares of the Corporation’s common stock and issued 15.1 million shares under employee stock plans.

To replace the existing stock repurchase program, in July 2008, the Board authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and is limited to a period of 12 to 18 months.

In January 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion, of which the lesser of approximately $13.5 billion, or 189.4 million shares, remained available for repurchase under the program at June 30, 2008. This stock repurchase program expired in July 2008.

Preferred Stock

In May and June 2008, we issued 117 thousand shares of Series H Preferred Stock with a par value of $0.01 per share for $2.9 billion.

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

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for at fair value in accordance with SFAS 159. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustment recorded in earnings in the period incurred. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Note 4 – Derivatives and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as held loans. In addition to the discussion of credit quality statistics of both held and managed loans included in this section, refer to the Card Services discussion beginning on page 69. For additional information on our managed portfolio and securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.

The financial market conditions that existed in the second half of 2007 have continued to affect the economy and the financial services sector in 2008. It remains unclear what impact the housing downturn and the overall economic slowdown will ultimately have and how long these conditions will exist. We expect that certain industry sectors, in particular those that are dependent on the housing sector and discretionary consumer spending, and certain geographic regions will continue to experience further stress. Continued deterioration of the housing markets and economy will negatively impact the credit quality of our consumer portfolio as well as the credit quality of the consumer dependent sectors of our commercial portfolio and may result in a higher provision for credit losses in future periods.

As part of our credit risk management culture, we continue to refine our credit standards to meet the changing economic environment. We have adjusted our underwriting criteria, as well as enhanced our line management and collection strategies across the consumer businesses in an attempt to mitigate losses. Additionally, we have implemented several initiatives to mitigate losses in our domestic consumer card business including increased use of judgmental lending, adjusted underwriting and account management standards, particularly in higher-risk geographies, and increased collections staffing levels. In response to the significant deterioration in the home equity portfolio we have implemented initiatives including underwriting changes on newly originated home equity loans which increased the minimum FICO score and reduced the maximum combined loan-to-value (CLTV) to 85 percent. Additional CLTV reductions were implemented for higher risk geographies. In addition, we have reduced unfunded lines on deteriorating accounts with declining equity positions where allowed. Further, we are increasing our customer assistance and collections infrastructure and expanding the use of current loss mitigation options including an enhanced set of workout solutions.

Additionally, in response to weakness in our direct/indirect portfolio, we have implemented several initiatives to mitigate losses, including losses in our unsecured lending business such as increased use of judgmental lending and tighter underwriting and account management standards for higher risk customers and higher-risk geographies. In our automotive and dealer-related portfolios, we have tightened underwriting criteria and improved the risk-based pricing for purchased loans.

To mitigate losses in the commercial businesses, we have increased the frequency and intensity of portfolio monitoring, hedging activity and our efforts in managing the exposure when we begin to see signs of deterioration. A number of initiatives have also been implemented in our small business commercial – domestic portfolio including changes to underwriting thresholds, augmented by granular decisioning by experienced underwriters including increasing minimum FICO scores and lowering initial line assignments. We have also decreased credit lines on higher risk customers in higher risk states and industries.

In addition to the above, we have instituted a number of other initiatives related to the various credit portfolios in an attempt to mitigate losses. However, we cannot determine how effective any of the aforementioned initiatives will be as they are dependent upon a variety of factors including the duration and severity of the housing downturn, uncertainty in energy and commodity costs and the overall economic and regulatory environments.

On July 1, 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation creating the nation’s largest mortgage originator and servicer. We plan to follow our practice of not originating subprime mortgages and intend to not originate certain nontraditional mortgages, including Countrywide’s pay-option and payment advantage adjustable-rate mortgages (ARMs). We intend to also significantly curtail the production of other nontraditional mortgages, such as certain low-documentation loans. Those products being offered will be subject to our underwriting process and credit risk management culture.

In addition, we plan to offer first-lien mortgages conforming to the underwriting standards of government-sponsored enterprises and the government, including loans supported by the Federal Housing Administration and the Department of Veterans Affairs and other loans designed for low and moderate income borrowers (e.g., Community Reinvestment Act). We will also offer first-lien non-conforming loans, interest-only fixed-rate and ARMs that are subject to a 10-year minimum interest-only period, and fixed-period ARMs.

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

Consumer Credit Portfolio

Table 15 presents our held and managed consumer loans and leases, and related credit quality information. Overall, consumer credit quality indicators continued to deteriorate during the three and six months ended June 30, 2008. Continued weakness in the housing markets, the slowing economy and seasoning of recent vintages in certain higher growth portfolios, resulted in rising credit risk, most notably in home equity and residential mortgage.

Table 15
Consumer Loans and Leases
	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (3)
(Dollars in millions)	June 30 2008	December 31 2007	June 30 2008	December 31 2007	June 30 2008	December 31 2007
Held basis

Residential mortgage	$235,472	$274,949	$3,269	$1,999	$278	$237

Credit card – domestic	62,081	65,774	n/a	n/a	1,805	1,855

Credit card – foreign	16,561	14,950	n/a	n/a	304	272

Home equity	121,409	114,820	1,851	1,340	-	-

Direct/Indirect consumer (4)	84,907	76,538	11	8	997	745

Other consumer (5)	3,859	4,170	89	95	4	4
Total held	524,289	551,201	5,220	3,442	3,388	3,113

Securitization impact	113,073	108,646	1	2	3,174	2,764
Total consumer loans and leases – managed	$637,362	$659,847	$5,221	$3,444	$6,562	$5,877
Managed basis

Residential mortgage	$238,861	$278,733	$3,269	$1,999	$278	$237

Credit card – domestic	153,293	151,862	n/a	n/a	4,498	4,170

Credit card – foreign	33,869	31,829	n/a	n/a	780	714

Home equity	121,523	114,995	1,852	1,342	-	-

Direct/Indirect consumer (4)	85,957	78,258	11	8	1,002	752

Other consumer (5)	3,859	4,170	89	95	4	4
Total consumer loans and leases – managed	$637,362	$659,847	$5,221	$3,444	$6,562	$5,877

(1)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged-off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases were 1.00 percent and 0.62 percent on a held basis and 0.82 percent and 0.52 percent on a managed basis at June 30, 2008 and December 31, 2007.

(3)

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.65 percent and 0.57 percent on a held basis, and 1.03 percent and 0.89 percent on a managed basis at June 30, 2008 and December 31, 2007.

(4)	Outstandings include foreign consumer loans of $2.9 billion and $3.4 billion at June 30, 2008 and December 31, 2007.
(5)	Outstandings include consumer finance loans of $2.8 billion and $3.0 billion, and other foreign consumer loans of $839 million and $829 million at June 30, 2008 and December 31, 2007.

n/a = not applicable

Table 16 presents net charge-offs and managed net losses, and related ratios for our held and managed consumer loans and leases for the three and six months ended June 30, 2008 and 2007.

Table 16
Consumer Net Charge-offs/Managed Net Losses and Related Ratios
	Net Charge-offs/Losses (1)				Net Charge-off / Loss Ratios (2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Held basis

Residential mortgage	$151	$11	$217	$17	0.24%	0.02%	0.17%	0.01%

Credit card – domestic	976	807	1,823	1,613	6.36	5.76	5.87	5.71

Credit card – foreign	132	86	241	174	3.21	2.88	3.05	3.04

Home equity	923	28	1,419	45	3.09	0.12	2.41	0.10

Direct/Indirect consumer	660	285	1,215	564	3.22	1.68	3.03	1.72

Other consumer	83	56	169	104	8.47	5.14	8.54	4.42
Total held	2,925	1,273	5,084	2,517	2.17	1.03	1.88	1.05

Securitization impact	1,649	1,271	3,074	2,415	5.91	4.67	5.55	4.45
Total managed	$4,574	$2,544	$8,158	$4,932	2.82	1.69	2.50	1.67
Managed basis

Residential mortgage	$151	$11	$217	$17	0.23%	0.02%	0.16%	0.01%

Credit card – domestic	2,414	1,786	4,482	3,437	6.36	5.17	5.92	4.99

Credit card – foreign	337	313	641	615	4.11	4.31	3.97	4.34

Home equity	923	28	1,419	45	3.08	0.12	2.41	0.10

Direct/Indirect consumer	666	350	1,230	714	3.20	1.91	3.02	2.01

Other consumer	83	56	169	104	8.47	5.14	8.54	4.42
Total managed	$4,574	$2,544	$8,158	$4,932	2.82	1.69	2.50	1.67

(1)

Includes a reduction in net charge-offs on residential mortgage of $3 million and $5 million, and home equity of $4 million and $7 million as a result of the impact of SOP 03-3 for the three and six months ended June 30, 2008.

(2)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

Residential Mortgage

The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 45 percent of held consumer loans and leases and 37 percent of managed consumer loans and leases at June 30, 2008. Approximately 25 percent of the managed residential portfolio is in GCSBB and GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our customers. The remaining portion of the managed portfolio is mostly in All Other, and is comprised of purchased and originated residential mortgage loans used in our overall ALM activities.

On a held basis, outstanding loans and leases decreased $39.5 billion at June 30, 2008 compared to December 31, 2007 as new loan originations were more than offset by sales and the conversion of loans into mortgage-backed securities which we retained. Nonperforming balances increased $1.3 billion due to the impacts of weak housing markets and seasoning of the portfolio, reflective of growth in the business. At June 30, 2008 and December 31, 2007, loans past due 90 days or more and still accruing interest of $278 million and $237 million were related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Residential mortgage loans with refreshed CLTV greater than 90 percent comprised approximately 16 percent of the residential mortgage portfolio while six percent reported FICOs less than 620 at June 30, 2008.

Net charge-offs increased $140 million to $151 million for the three months ended June 30, 2008, or 0.24 percent of total average held residential mortgage loans compared to 0.02 percent for the same period in 2007. For the six-month period ended June 30, 2008, net charge-offs increased $200 million to $217 million, or 0.17 percent of total average held residential mortgage loans compared to 0.01 percent for the same period in 2007. These increases were reflective of the impacts of weak housing markets as well as seasoning of the portfolio, reflective of growth in the business.

We mitigate a portion of our credit risk through synthetic securitizations which are cash collateralized and provide mezzanine risk protection which will begin to reimburse us in the event that losses exceed 10 bps of the original pool balance. As of June 30, 2008 and December 31, 2007, $120.4 billion and $140.0 billion of mortgage loans were protected by these agreements. As of June 30, 2008, the portion of the portfolio covered by these agreements was performing better than the portfolio as a whole, and reimbursements are not expected to be material in 2008. In addition, we have entered into credit protection agreements with government-sponsored agencies on $12.0 billion and $33.0 billion as of June 30, 2008 and December 31, 2007, providing full protection on conforming residential mortgage loans that become severely delinquent. These agreements provided combined risk mitigation for approximately 56 percent of our held residential mortgage portfolio. The reduction in the protection provided by these agreements was driven by an increase in loan sales and securitizations during the period, some of which were insured. Our regulatory risk-weighted assets are reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. At June 30, 2008 and December 31, 2007, these transactions had the cumulative effect of reducing our risk-weighted assets by $38.2 billion and $49.0 billion, and resulted in an increase of 26 bps and 27 bps in our Tier 1 Capital ratio at June 30, 2008 and December 31, 2007.

Residential mortgage loans to borrowers in the state of California represented 35 percent and 32 percent of total residential mortgage managed loans at June 30, 2008 and December 31, 2007. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent and 11 percent of the total residential mortgage portfolio at June 30, 2008 and December 31, 2007. In addition, residential mortgage loans to borrowers in the state of Florida represented six percent of the total residential mortgage portfolio at both June 30, 2008 and December 31, 2007. In aggregate, California and Florida represented 59 percent and 55 percent of the net losses during the three and six months ended June 30, 2008. At June 30, 2008, 60 percent and 41 percent of loans in California and Florida are in reference pools of synthetic securities, as described above, which provide mezzanine protection. Additionally, total credit risk on one percent and four percent of our mortgage loans in California and Florida has been mitigated through the purchase of protection from government sponsored entities. See Geographic Concentrations beginning on page 116 for more information on our significant state concentrations.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At June 30, 2008, our CRA portfolio comprised eight percent of the total ending residential mortgage loan balances but comprised 28 percent of nonperforming residential mortgage loans. This portfolio also comprised 29 percent and 31 percent of residential mortgage net charge-offs during the three and six month periods ending June 30, 2008. While approximately 56 percent of our residential mortgage portfolio carries risk mitigation protection, our CRA portfolio is not covered by this protection.

Due to current market conditions, members of the mortgage servicing industry are evaluating a number of programs for identifying residential mortgage loan borrowers who are at risk of default and offering loss mitigation strategies, including repayment plans and loan modifications, to such borrowers. Generally these programs require that these borrowers or these residential mortgage loans meet certain criteria in order to qualify for a modification. The SEC’s Office of the Chief Accountant (OCA) has noted that if certain loan modification requirements are met, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140.

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Card Services. Outstandings in the held domestic credit card loan portfolio decreased $3.7 billion at June 30, 2008 compared to December 31, 2007 due to an increase in securitized levels. Held domestic loans past due 90 days or more and still accruing interest decreased $50 million.

Net charge-offs for the held domestic portfolio increased $169 million to $976 million for the three months ended June 30, 2008, or 6.36 percent of total average held credit card – domestic loans compared to 5.76 percent for the same period in 2007. For the six months ended June 30, 2008, net charge-offs increased $210 million to $1.8 billion, or 5.87 percent of total average loans compared to 5.71 percent for the same period a year ago. These increases were primarily due to seasoning of recent vintages, the impacts of a slowing economy particularly in geographic areas that have experienced the most significant home price declines, and higher bankruptcies, partially offset by higher loss profile accounts added to the securitization trust.

Managed domestic credit card outstandings increased $1.4 billion to $153.3 billion at June 30, 2008 compared to December 31, 2007. Managed domestic credit card reported an average FICO of 686 and 16 percent of this portfolio reported a FICO less than 620 at June 30, 2008. Managed net losses increased $628 million to $2.4 billion for the three months ended June 30, 2008, or 6.36 percent of total average managed domestic loans compared to 5.17 percent for the same period in 2007. For the six months ended June 30, 2008, net losses increased $1.0 billion to $4.5 billion, or 5.92 percent of total average managed domestic loans compared to 4.99 percent for the same period a year ago. The increase was due to the seasoning of recent vintages, the impacts of a slowing economy particularly in geographic areas that have experienced the most significant home price declines and higher bankruptcies.

Managed consumer credit card unused lines of credit, for both domestic and foreign credit card, totaled $857.7 billion at June 30, 2008 compared to $848.7 billion at December 31, 2007. The $9.0 billion increase was driven by organic growth in the portfolio, partially offset by account management initiatives which resulted in reduced credit line increases. The utilization rate remained flat at 18 percent at June 30, 2008 compared to December 31, 2007 as the increase in unused lines was accompanied by a $3.5 billion increase in managed credit card outstandings.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Card Services. Outstandings in the held foreign credit card loan portfolio increased $1.6 billion to $16.6 billion at June 30, 2008 compared to December 31, 2007 primarily due to organic growth. Net charge-offs for the held foreign portfolio increased $46 million to $132 million for the three months ended June 30, 2008, or 3.21 percent of total average held credit card – foreign loans compared to 2.88 percent for the same period in 2007. For the six months ended June 30, 2008, net charge-offs increased $67 million to $241 million, or 3.05 percent of total average held credit card – foreign loans compared to 3.04 percent for the same period in 2007. The increase in held net charge-offs was driven primarily by seasoning of the portfolio, reflective of growth as well as a lower level of securitizations in 2008.

Managed foreign credit card outstandings increased $2.0 billion to $33.9 billion at June 30, 2008 compared to December 31, 2007 due to organic growth. Net losses for the managed foreign portfolio increased $24 million to $337 million for the three months ended June 30, 2008, or 4.11 percent of total average managed credit card – foreign loans compared to 4.31 percent for the same period in 2007. For the six months ended June 30, 2008, net losses increased $26 million to $641 million, or 3.97 percent of total average managed credit card – foreign loans compared to 4.34 percent for the same period in 2007. The increases in the net losses were driven by seasoning of the portfolio, reflective of growth, partially offset by higher recoveries in the Canadian portfolio.

Home Equity

At June 30, 2008, approximately 76 percent of the managed home equity portfolio was included in GCSBB, while the remainder of the portfolio was mostly in GWIM. This portfolio consists of both revolving and non-revolving first and second lien residential mortgage loans and lines of credit, of which we are in a first lien position on approximately 17 percent of the portfolio and are behind a Bank of America first mortgage on approximately 27 percent of the portfolio. In addition, we are behind a mortgage that we service, but do not own, on approximately 22 percent of the portfolio. On a held basis, outstanding home equity loans increased $6.6 billion, or six percent, at June 30, 2008 compared to December 31, 2007, due to a combination of organic growth, drawdowns on existing lines and slower payment rates.

Nonperforming home equity loans increased $511 million compared to December 31, 2007 and net charge-offs increased $895 million to $923 million for the three months ended June 30, 2008, or 3.09 percent of total average held home equity loans compared to 0.12 percent for the same period in 2007. For the six months ended June 30, 2008, net charge-offs increased to $1.4 billion, or 2.41 percent of total average held home equity loans compared to 0.10 percent for the same period in 2007. These increases were driven by the continued weakness in the housing markets, the slowing economy and seasoning of recent vintages originated in periods of higher growth. Additionally, these increases were driven by high CLTV loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced and in some cases resulted in no collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted.

Home equity loans with greater than 90 percent refreshed CLTV comprised 35 percent of the home equity portfolio and represented 69 percent of the home equity nonperforming loans at June 30, 2008. These loans also represented 82 percent of net charge-offs for both the three and six months ended June 30, 2008. In addition, $32.8 billion, or 27 percent of our home equity portfolio was comprised of 2006 vintages which continue to season and have a higher refreshed CLTV. These 2006 vintage loans accounted for approximately 54 percent and 57 percent in net charge offs for the three and six months ended June 30, 2008. The 2007 vintages, which comprised 25 percent of the portfolio at June 30, 2008, are showing similar asset quality characteristics as the 2006 vintages and accounted for 23 percent and 20 percent of net charge-offs in the three and six months ended June 30, 2008. Furthermore, deterioration was driven by loans that were not originated through the franchise which represented only three percent of the portfolio but accounted for 21 percent of net charge-offs for both the three and six months ended June 30, 2008. We discontinued the program of purchasing non-franchise originated loans in the second quarter of 2007.

Our home equity loan portfolio in the states of California and Florida represented in aggregate 41 percent and 39 percent of outstanding home equity loans at June 30, 2008 and December 31, 2007. These states accounted for $1.0 billion, or 54 percent, of nonperforming home equity loans at June 30, 2008. In addition, these states represented 63 percent of the home equity net losses for both the three and six months ended June 30, 2008. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent of outstanding home equity loans at June 30, 2008 but comprised only six percent and five percent of net losses for the three and six months ended June 30, 2008. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent of outstanding home equity loans at June 30, 2008 and 11 percent of net losses for both the three and six months ended June 30, 2008. See Geographic Concentrations beginning on page 116 for more information on our significant state concentrations.

Home equity unused lines of credit totaled $114.3 billion at June 30, 2008 compared to $120.1 billion at December 31, 2007. The decrease of $5.8 billion was driven primarily by line management initiatives which reduced risk on existing lines with high CLTVs, particularly in those states that have experienced the most significant housing price declines. The home equity utilization rate increased to 52 percent at June 30, 2008 from 49 percent at December 31, 2007 driven in part by the line management initiatives, as well as an increase in outstandings driven by a combination of organic growth, drawdowns on existing lines, and slower payment rates.

Direct/Indirect Consumer

At June 30, 2008, approximately 49 percent of the managed direct/indirect portfolio was included in Business Lending (automotive, marine, motorcycle and recreational vehicle loans), 45 percent was included in GCSBB (unsecured personal loans, student and other non-real estate secured) and the remainder was included in GWIM (principally other non-real estate secured and unsecured personal loans).

On a held basis, outstanding loans and leases increased $8.4 billion at June 30, 2008 compared to December 31, 2007 due to growth in the Card Services unsecured lending product and purchases of automobile loan portfolios. Loans past due 90 days or more and still accruing interest increased $252 million due primarily to portfolio seasoning reflective of growth in the unsecured lending product. Net charge-offs increased $375 million to $660 million for the three months ended June 30, 2008, or 3.22 percent of total average held direct/indirect loans compared to 1.68 percent for the same period in 2007. For the six months ended June 30, 2008, net charge-offs increased $651 million to $1.2 billion, or 3.03 percent of total average held direct/indirect compared to 1.72 percent for the same period in 2007. The increase was concentrated in the Card Services unsecured lending portfolio, driven by seasoning of the portfolio, reflective of growth and recent portfolio deterioration reflecting the effects of a slowing economy particularly in states most impacted by the slowdown in housing, notably California and Florida. To a lesser extent, deterioration, growth and seasoning in the retail automotive and other dealer-related portfolios also contributed to the increase.

Managed direct/indirect loans outstanding increased $7.7 billion to $86.0 billion at June 30, 2008 compared to December 31, 2007, driven by growth in the Card Services unsecured lending product. Net losses for the managed loan portfolio increased $316 million to $666 million for the three months ended June 30, 2008, or 3.20 percent of total average managed direct/indirect loans compared to 1.91 percent for the same period in 2007. For the six months ended June 30, 2008, net losses increased $516 million to $1.2 billion, or 3.02 percent of managed loans compared to 2.01 percent for the same period in 2007. The increase was primarily driven by seasoning of the portfolio, reflective of growth as well as recent portfolio deterioration in the Card Services unsecured lending portfolio, and to a lesser extent, deterioration, growth and seasoning in the retail automotive and other dealer-related portfolios.

Other Consumer

At June 30, 2008, approximately 73 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that we have previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Card Services and deposit overdrafts. Other consumer outstanding loans and leases decreased $311 million at June 30, 2008 compared to December 31, 2007. Net charge-offs increased $27 million and $65 million for the three and six months ended June 30, 2008 from the same period a year ago driven by deposit overdraft net charge-offs reflecting growth and higher overdraft levels per account.

Nonperforming Consumer Assets Activity

Table 17 presents nonperforming consumer assets activity during the most recent five quarters. Total net additions to nonperforming loans and leases in the second quarter of 2008 were $761 million compared to $1.0 billion in the first quarter of 2008. In both periods, these net additions were driven by the home equity and residential mortgage portfolios reflective of the weakening housing markets as well as seasoning of the portfolio, reflective of growth and to a lesser extent the CRA portfolio, which represented approximately 35 percent of the net increase in nonperforming loans at June 30, 2008. These factors also drove the increase in foreclosed properties of $73 million.

Table 17
Nonperforming Consumer Assets Activity (1)
(Dollars in millions)	Second Quarter 2008	First Quarter 2008	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007
Nonperforming loans and leases

Balance, beginning of period	$4,459	$3,442	$2,040	$1,460	$1,230
Additions to nonperforming loans and leases:

LaSalle balance, October 1, 2007	-	-	232	-	-

New nonaccrual loans and leases	2,540	2,088	1,691	998	625

Reductions in nonperforming loans and leases:

Paydowns and payoffs	(40)	(36)	(19)	(108)	(101)

Returns to performing status (2)	(398)	(380)	(225)	(187)	(219)

Charge-offs (3)	(1,084)	(572)	(216)	(73)	(50)

Transfers to foreclosed properties	(257)	(83)	(56)	(49)	(24)

Transfers to loans held-for-sale	-	-	(5)	(1)	(1)

Total net additions to nonperforming loans and leases	761	1,017	1,402	580	230

Total nonperforming loans and leases, end of period	5,220	4,459	3,442	2,040	1,460

Foreclosed properties

Balance, beginning of period	402	276	159	82	74

Additions to foreclosed properties:

LaSalle balance, October 1, 2007	-	-	70	-	-

New foreclosed properties (4)	172	216	128	125	54

Reductions in foreclosed properties:

Sales	(80)	(25)	(28)	(8)	(12)

Writedowns	(19)	(65)	(53)	(40)	(34)

Total net additions to foreclosed properties	73	126	117	77	8

Total foreclosed properties, end of period	475	402	276	159	82

Nonperforming consumer assets, end of period	$5,695	$4,861	$3,718	$2,199	$1,542
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	1.00%	0.82%	0.62%	0.39%	0.29%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	1.09	0.89	0.67	0.42	0.30

(1)

Balances do not include nonperforming LHFS included in other assets of $218 million, $157 million, $95 million, $63 million and $48 million at June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007, respectively.

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
(4)

Our policy is to record any losses in the value of foreclosed properties as a charge against the allowance for credit losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded as noninterest expense. New foreclosed properties in the table above are reflected net of the charge-offs taken during the first 90 days after transfer.

Geographic Concentrations

Our managed consumer loan portfolio in the states of California, Florida, New York and Texas represented in aggregate 43 percent and 41 percent of total managed consumer loans at June 30, 2008 and December 31, 2007. Our managed consumer loan portfolio in the state of California represented approximately 24 percent and 23 percent of total managed consumer loans at June 30, 2008 and December 31, 2007, primarily driven by the consumer real estate portfolios. Our managed consumer loan portfolio in the state of Florida is our second largest concentration and represented approximately eight percent of total managed consumer loans at both June 30, 2008 and December 31, 2007, primarily driven by the consumer real estate portfolios. New York and Texas represented six and five percent of total managed consumer loans at June 30, 2008 compared to five percent for both at December 31, 2007. No other single state represented over five percent of total managed consumer loans. No state other than California, and no single MSA within California represented more than 10 percent of the total managed consumer portfolio.

Table 18 presents certain state loan concentrations for the consumer loan portfolio on a managed basis.

Table 18
Consumer Loan State Concentration – Managed Basis

June 30, 2008

	Total Consumer		Residential Mortgage		Credit Card
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$152,578	23.9%	$83,661	35.0%	$23,441	12.5%
Florida	52,498	8.2	15,170	6.4	12,921	6.9
New York	38,099	6.0	15,387	6.4	9,528	5.1
Texas	30,721	4.8	10,402	4.4	10,164	5.4
New Jersey	25,878	4.1	9,055	3.8	6,092	3.3
Virginia	21,517	3.4	10,323	4.3	4,700	2.5
Other U.S./Foreign	316,071	49.6	94,863	39.7	120,316	64.3
Total consumer loans	$637,362	100.0%	$238,861	100.0%	$187,162	100.0%

	Home Equity		Direct/Indirect		Other
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$33,469	27.5%	$11,858	13.8%	$149	3.9%
Florida	16,343	13.5	7,806	9.1	258	6.7
New York	7,893	6.5	5,207	6.1	84	2.2
Texas	2,299	1.9	7,559	8.8	297	7.7
New Jersey	8,153	6.7	2,562	3.0	16	0.4
Virginia	4,118	3.4	2,309	2.7	67	1.7
Other U.S./Foreign	49,248	40.5	48,656	56.5	2,988	77.4
Total consumer loans	$121,523	100.0%	$85,957	100.0%	$3,859	100.0%

December 31, 2007

	Total Consumer		Residential Mortgage		Credit Card
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$150,659	22.8%	$88,703	31.8%	$22,231	12.1%
Florida	50,881	7.7	16,497	5.9	12,503	6.8
New York	35,527	5.4	15,333	5.5	9,420	5.1
Texas	31,797	4.8	13,193	4.7	10,098	5.5
New Jersey	25,979	3.9	10,346	3.7	5,937	3.2
Virginia	21,900	3.3	11,535	4.2	4,669	2.6
Other U.S./Foreign	343,104	52.1	123,126	44.2	118,833	64.7
Total consumer loans	$659,847	100.0%	$278,733	100.0%	$183,691	100.0%

	Home Equity		Direct/Indirect		Other
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$29,891	26.0%	$9,703	12.4%	$131	3.1%
Florida	15,442	13.4	6,219	7.9	220	5.3
New York	7,439	6.5	3,262	4.2	73	1.8
Texas	2,231	1.9	6,025	7.7	250	6.0
New Jersey	7,779	6.8	1,903	2.4	14	0.3
Virginia	3,861	3.4	1,777	2.3	58	1.4
Other U.S./Foreign	48,352	42.0	49,369	63.1	3,424	82.1
Total consumer loans	$114,995	100.0%	$78,258	100.0%	$4,170	100.0%

As discussed previously, the credit quality in our residential mortgage and home equity portfolios, including the CRA portfolio, deteriorated during the three and six months ended June 30, 2008. The deterioration in these portfolios was driven by continued weakness in the housing markets which impacted home prices, as well as seasoning of the portfolio reflective of growth. Home equity loans were also impacted by home price declines associated with loans which are secured by second lien positions which significantly reduced and in some cases resulted in no collateral value after consideration of the first lien position. This drove more severe home equity charge-offs as borrowers defaulted. Tables 19 and 20 present asset quality indicators by certain state concentrations for the residential mortgage and home equity portfolios on a managed basis.

Table 19
Residential Mortgage State Concentration – Managed Basis

	June 30, 2008				Net Losses
	Outstandings		Nonperforming		Three months ended June 30, 2008		Six months ended June 30, 2008
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$83,661	35.0%	$897	27.4%	$59	39.1%	$81	37.3%
Florida	15,170	6.4	463	14.2	30	19.9	38	17.5
New York	15,387	6.4	134	4.1	2	1.3	3	1.4
Texas	10,402	4.4	152	4.6	5	3.3	9	4.1
New Jersey	9,055	3.8	121	3.7	3	2.0	5	2.3
Virginia	10,323	4.3	101	3.1	6	4.0	8	3.7
Other U.S./Foreign	94,863	39.7	1,401	42.9	46	30.4	73	33.7
Total residential mortgage loans	$238,861	100.0%	$3,269	100.0%	$151	100.0%	$217	100.0%

Table 20
Home Equity State Concentration – Managed Basis

	June 30, 2008				Net Losses
	Outstandings		Nonperforming		Three months ended June 30, 2008		Six months ended June 30, 2008
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
California	$33,469	27.5%	$638	34.5%	$390	42.3%	$604	42.5%
Florida	16,343	13.5	367	19.8	193	20.9	287	20.2
New York	7,893	6.5	124	6.7	32	3.5	46	3.2
Texas	2,299	1.9	19	1.0	4	0.4	8	0.6
New Jersey	8,153	6.7	91	4.9	31	3.4	45	3.2
Virginia	4,118	3.4	67	3.6	46	5.0	71	5.0
Other U.S./Foreign	49,248	40.5	546	29.5	227	24.5	358	25.3
Total home equity loans	$121,523	100.0%	$1,852	100.0%	$923	100.0%	$1,419	100.0%

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

Management of Commercial Credit Risk Concentrations

Commercial credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 23, 25 and 27 summarize our concentrations. Additionally, we utilize the syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the portfolio.

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

The Corporation’s share of the leveraged finance and CMBS forward calendars was $4.1 billion and $717 million at June 30, 2008 compared to $12.2 billion and $2.2 billion at December 31, 2007. Funded leveraged finance and CMBS exposure both of which are included in assets held-for-sale totaled $6.2 billion and $8.5 billion at June 30, 2008 compared to $6.1 billion and $13.6 billion at December 31, 2007. The funded CMBS debt consisted of $7.6 billion of floating-rate financings, most of which were acquisition-related financing to major, well known operating companies. Net writedowns and losses on sales of $143 million, net of fees and hedges, comprised of $64 million related to leveraged finance and $79 million related to CMBS were taken during the three months ended June 30, 2008 on both funded and forward calendar commitments to reflect the current market prices, where available, or the estimated price at which the exposures could be distributed in the market. Pre-market disruption exposure originated prior to September 30, 2007, included in the leveraged finance forward calendar and funded portfolio amounted to $599 million and $6.1 billion at June 30, 2008 compared to $10.7 billion and $6.1 billion at December 31, 2007. We have not originated new CMBS exposures subsequent to September 30, 2007.

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed our single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Any fair value adjustment upon origination and subsequent changes in the fair value of these loans and unfunded commitments are recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. The Commercial Credit Portfolio tables have been modified to exclude loans and unfunded commitments that are carried at fair value and to adjust related ratios. See the Commercial Loans Measured at Fair Value section on page 126 for more information on the performance of these loans and loan commitments and see Note 14 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on our SFAS 159 elections.

Commercial Credit Portfolio

Commercial credit quality indicators continued to deteriorate for the three and six months ended June 30, 2008 due to the weakness in the housing and financial markets. The commercial nonperforming loan ratio increased to 1.15 percent at June 30, 2008 compared to 0.67 percent at December 31, 2007 driven by the continued deterioration in the homebuilder sector within commercial real estate. The commercial utilized criticized exposure ratio, excluding assets held for sale and assets in the fair value portfolio, increased to 6.15 percent at June 30, 2008 from 4.17 percent at December 31, 2007, rising from very low 2007 levels. The increase was driven by commercial real estate (largely homebuilders), continued deterioration in reservable exposure across various other portfolios within GCIB and non-reservable mark-to-market derivative assets. In addition, the increase in utilized criticized exposure was partially driven by the final stages of integration of the LaSalle portfolio into our credit processes.

Table 21 presents our commercial loans and leases, and related credit quality information at June 30, 2008 and December 31, 2007.

Table 21
Commercial Loans and Leases
	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)
(Dollars in millions)	June 30 2008	December 31 2007	June 30 2008	December 31 2007	June 30 2008	December 31 2007
Commercial loans and leases

Commercial – domestic (3)	$200,701	$188,656	$1,079	$852	$260	$119

Commercial real estate	62,897	61,298	2,616	1,099	262	36

Commercial lease financing	22,815	22,582	40	33	27	25

Commercial – foreign	34,839	28,376	48	19	17	16
	321,252	300,912	3,783	2,003	566	196

Small business commercial – domestic (4)	19,909	19,641	153	152	595	427
Total measured at historical cost	341,161	320,553	3,936	2,155	1,161	623
Total measured at fair value (5)	5,014	4,590	-	-	81	-
Total commercial loans and leases	$346,175	$325,143	$3,936	$2,155	$1,242	$623

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost were 1.15 percent and 0.67 percent at June 30, 2008 and December 31, 2007. Including commercial loans and leases measured at fair value the ratios would have been 1.13 percent and 0.66 percent at June 30, 2008 and December 31, 2007.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases measured at historical cost were 0.34 percent and 0.19 percent at June 30, 2008 and December 31, 2007. Including commercial loans and leases measured at fair value the ratios were 0.36 at June 30, 2008 and would have remained unchanged at December 31, 2007.

(3)	Excludes small business commercial - domestic loans.
(4)	Small business commercial - domestic is primarily card related.
(5)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion and $3.5 billion, commercial – foreign loans of $1.3 billion and $790 million and commercial real estate loans of $176 million and $304 million at June 30, 2008 and December 31, 2007.

Table 22 presents our commercial net charge-offs and net charge-off ratios for the three and six months ended June 30, 2008 and 2007. The loans and leases net charge-off ratio increased to 0.84 and 0.77 percent for the three and six months ended June 30, 2008 compared to a net charge-off ratio of 0.37 and 0.34 percent in the same periods in 2007. The increase was principally attributable to higher net charge-offs in our small business portfolio in GCSBB and the homebuilder loan portfolio in GCIB. The increased net charge-offs were primarily driven by the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant housing declines and portfolio seasoning reflective of growth in these businesses. Excluding small business commercial – domestic the total commercial net charge-off ratio was 0.28 and 0.27 percent for the three and six months ended June 30, 2008, compared to a net charge-off ratio of 0.04 percent for both of the same periods in 2007, primarily due to higher net charge-offs in the homebuilder loan portfolio in GCIB reflecting the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant home price declines.

Table 22 Commercial Net Charge-offs and Net Charge-off Ratios
	Net Charge-offs (1)				Net Charge-off Ratios (2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Commercial – domestic (3)	$70	$29	$147	$53	0.14%	0.08%	0.15%	0.07%
Commercial real estate	136	(1)	243	2	0.88	(0.01)	0.79	0.01
Commercial lease financing	6	(11)	21	(12)	0.11	(0.21)	0.19	(0.12)
Commercial – foreign	5	6	(2)	3	0.06	0.10	(0.02)	0.03
	217	23	409	46	0.28	0.04	0.27	0.04

Small business commercial – domestic (4)	477	199	841	359	9.53	4.80	8.42	4.51
Total commercial net charge-offs	$694	$222	$1,250	$405	0.84	0.37	0.77	0.34

(1)

Includes a reduction in net charge-offs on commercial – domestic of $3 million and $6 million, commercial real estate of $8 million and $16 million, and small business commercial – domestic of $2 million and $5 million as a result of the impact of SOP 03-3 for the three and six months ended June 30, 2008.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases measured at historical cost during the period for each loan and lease category.

(3)	Excludes small business commercial – domestic loans.

(4)	Small business commercial – domestic is primarily card related.

Table 23 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. The increase in commercial committed exposure was due to organic growth as discussed in the sections below. The increase in standby letters of credit and financial guarantees of $11.0 billion was centered in Business Lending primarily concentrated in government and healthcare provider related industries. The increase in derivative assets of $7.4 billion was centered in foreign exchange contracts, purchased options and credit derivatives, and was driven by the strengthening of foreign currencies against the U.S. dollar, growth in the businesses and widening credit spreads. The decrease of $8.9 billion in assets held-for-sale was driven primarily by distributions and sales as well as a commercial mortgage-backed securitization which occurred during the first quarter of 2008. For more information on our credit derivatives, see Industry Concentrations beginning on page 128 and for more information on our funded leveraged finance and CMBS exposures refer to Management of Commercial Credit Risk Concentrations on page 119.

Table 23
Commercial Credit Exposure by Type
	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2008	December 31 2007	June 30 2008	December 31 2007	June 30 2008	December 31 2007
Loans and leases	$346,175	$325,143	$325,331	$329,396	$671,506	$654,539
Standby letters of credit and financial guarantees	69,276	58,747	4,513	4,049	73,789	62,796
Derivative assets (5)	42,039	34,662	-	-	42,039	34,662
Assets held-for-sale (6)	18,335	26,475	734	1,489	19,069	27,964
Commercial letters of credit	4,816	4,413	514	140	5,330	4,553
Bankers’ acceptances	3,727	2,411	40	2	3,767	2,413
Securitized assets	789	790	-	-	789	790
Foreclosed properties	118	75	-	-	118	75
Total commercial credit exposure	$485,275	$452,716	$331,132	$335,076	$816,407	$787,792

(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $5.0 billion and $4.6 billion, and letters of credit at notional value of $1.4 billion and $1.1 billion at June 30, 2008 and December 31, 2007.

(3)

Total commercial unfunded exposure includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $17.3 billion and $19.8 billion at June 30, 2008 and December 31, 2007.

(4)	Excludes unused business card lines which are not legally binding.

(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $16.5 billion and $12.8 billion at June 30, 2008 and December 31, 2007. In addition to cash collateral, derivative assets are also collateralized by $5.9 billion and $8.5 billion of primarily other marketable securities at June 30, 2008 and December 31, 2007 for which credit risk has not been reduced.

(6)

Total commercial committed exposure consists of $16.3 billion and $23.9 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $2.8 billion and $4.1 billion of investments held-for-sale exposure at June 30, 2008 and December 31, 2007.

Table 24 presents commercial utilized reservable criticized exposure by product type and other utilized non-reservable criticized exposure. Commercial utilized criticized exposure, excluding assets held-for-sale and the fair value portfolio, increased $10.8 billion, or 61 percent, primarily due to increases in commercial real estate reflecting the housing markets weakness on the homebuilder sector of the portfolio and commercial – domestic reflecting deterioration across various industries. The increase in other utilized non-reservable criticized exposure was driven by the marking-to-market of derivative assets. The table below excludes utilized criticized exposure related to assets held-for-sale of $2.8 billion and $2.9 billion at June 30, 2008 and December 31, 2007 and other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $930 million and $1.1 billion at June 30, 2008 and December 31, 2007. See Commercial Loans Measured at Fair Value on page 126 for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, are carried at the lower of cost or market, including bridge exposure of $2.4 billion and $2.3 billion at June 30, 2008 and December 31, 2007 which are funded in the normal course of our Business Lending and CMAS businesses and are managed in part through our “originate to distribute” strategy (see Management of Commercial Credit Risk Concentrations beginning on page 119 for more information on bridge financing).

Table 24
Commercial Utilized Criticized Exposure (1)
	June 30, 2008		December 31, 2007
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2)
Commercial – domestic (3)	$12,414	4.76%	$8,537	3.55%

Commercial real estate	10,658	15.48	6,750	10.25

Commercial lease financing	870	3.81	594	2.63

Commercial – foreign	998	2.21	449	1.23
	24,940	6.27	16,330	4.47
Small business commercial – domestic	1,058	5.29	846	4.29
Commercial utilized reservable criticized exposure (4)	25,998	6.23	17,176	4.46

Other utilized non-reservable criticized exposure (5)	2,338	5.44	377	1.06
Total commercial utilized criticized exposure excluding assets-held-for-sale and the fair value portfolio	$28,336	6.15	$17,553	4.17

(1)

Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Balances and ratios have been adjusted to exclude assets held-for-sale and exposure measured at fair value in accordance with SFAS 159 at June 30, 2008 and December 31, 2007. Had criticized exposure in the assets held-for-sale and fair value portfolios been included, the ratio of commercial utilized criticized exposure to total commercial utilized exposure would have been 6.61 percent and 4.77 percent at June 30, 2008 and December 31, 2007.

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

Commercial – Domestic

At June 30, 2008, approximately 83 percent of the commercial – domestic portfolio, excluding small business, was included in GCIB, primarily in Business Lending (business banking, middle market and large multinational corporate loans and leases) and CMAS (acquisition and bridge financing and institutional investor services). The remaining 17 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans and leases increased $12.0 billion to $200.7 billion at June 30, 2008 compared to December 31, 2007 driven by increased margin loans in CMAS, and growth in corporate lending and multiple regions across GWIM. Nonperforming commercial – domestic loans increased $227 million to $1.1 billion from December 31, 2007. Net charge-offs were up $41 million and $94 million, for the three and six months ended June 30, 2008. Criticized utilized commercial – domestic reservable exposure, increased $3.9 billion from December 31, 2007, to $12.4 billion primarily driven by deterioration across various portfolios within GCIB. Additionally, commercial – domestic drove the increase in other utilized non-reservable criticized exposure, primarily mark-to-market derivative assets. The increases in nonperforming loans, net charge-offs and utilized criticized exposure were broad-based in terms of borrowers and industries and were up from very low levels in 2007.

Commercial Real Estate

The commercial real estate portfolio is mostly managed in Business Lending and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases increased $1.6 billion to $62.9 billion at June 30, 2008 compared to December 31, 2007 primarily driven by organic growth in California and in industrial/warehouse, shopping centers/retail and multiple use partially offset by decreases in other and residential property types.

Nonperforming commercial real estate loans increased $1.5 billion to $2.6 billion and utilized criticized reservable exposure increased $3.9 billion to $10.7 billion from December 31, 2007 attributable to the continuing impact of the housing slowdown on the homebuilder sector. Net charge-offs were $136 million and $243 million for the three and six months ended June 30, 2008, up $137 million and $241 million from the prior year driven almost entirely by the homebuilder sector. Nonperforming assets and utilized criticized exposure in the homebuilder sector were $2.2 billion and $7.5 billion respectively, at June 30, 2008, compared to $829 million and $5.4 billion at December 31, 2007. At June 30, 2008, we had homebuilder-related utilized exposure of $13.1 billion and commercial committed exposure of $19.3 billion most of which is well-collateralized. The utilized criticized ratio and the nonperforming asset ratio for the homebuilder sector was 57.24 percent and 17.16 percent at June 30, 2008 compared to 38.47 percent and 6.11 percent at December 31, 2007. Assets held-for-sale associated with commercial real estate decreased $5.2 billion to $8.6 billion at June 30, 2008 compared to December 31, 2007, driven by distributions and sales as well as a commercial mortgage-backed securitization which occurred during the first quarter of 2008. Refer to Management of Commercial Credit Risk Concentrations on page 119 for a discussion of our CMBS exposure.

Table 25 presents outstanding commercial real estate loans by geographic region and property type diversification.

Table 25
Outstanding Commercial Real Estate Loans (1)
	June 30	December 31

(Dollars in millions)	2008	2007
By Geographic Region (2)
California	$10,377	$9,683
Northeast	8,688	8,978
Midwest	7,893	8,005
Southeast	7,080	6,490
Illinois	6,712	6,835
Southwest	5,931	5,610
Florida	4,987	4,908
Midsouth	3,127	2,912
Northwest	2,877	2,644
Other	2,006	2,190
Geographically diversified (3)	2,328	2,282
Non-U.S.	1,067	1,065
Total outstanding commercial real estate loans (4)	$63,073	$61,602
By Property Type
Residential	$9,459	$10,478
Office buildings	9,450	8,745
Shopping centers/retail	9,350	8,440
Apartments	7,677	7,615
Industrial/warehouse	6,784	5,419
Land and land development	6,160	6,286
Multiple use	2,529	1,689
Hotels/motels	1,824	1,535
Other (5)	9,840	11,395
Total outstanding commercial real estate loans (4)	$63,073	$61,602

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.

(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(3)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(4)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $176 million and $304 million at June 30, 2008 and December 31, 2007.

(5)	Represents loans mainly to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and CMAS. Outstanding loans and leases increased $6.5 billion to $34.8 billion at June 30, 2008 compared to December 31, 2007 driven by organic growth combined with strengthening of foreign currencies against the U.S. dollar. Criticized utilized reservable exposure increased $549 million to $998 million. Net charge-offs of $5 million and net recoveries of $2 million mainly in our large corporate portfolio for the three and six months ended June 30, 2008 compared to net charge-offs of $6 million and $3 million for the same periods in 2007. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 133.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio (business card and small business loans) is managed in GCSBB. Outstanding small business commercial – domestic loans and leases increased $268 million to $19.9 billion at June 30, 2008 compared to December 31, 2007 driven by organic growth in the small business card portfolio. Approximately 60 percent of the small business commercial – domestic outstanding loans and leases at June 30, 2008 were credit card related products. Nonperforming small business commercial – domestic loans were flat at $153 million, loans past due 90 days or more and still accruing interest increased $168 million to $595 million and criticized reservable exposure increased $212 million, to $1.1 billion, or 5.29 percent at June 30, 2008 compared to 4.29 percent, at December 31, 2007. Small business commercial – domestic net charge-offs were up $278 million, to $477 million, or 9.53 percent for the three months ended June 30, 2008 compared to 4.80 percent for the same period in 2007. For the six months ended June 30, 2008, net charge-offs increased $482 million to $841 million, or 8.42 percent of small business commercial – domestic net charge-offs compared to 4.51 percent for the same period in 2007. The increases were primarily driven by the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant housing declines and portfolio seasoning reflective of growth in these businesses. Approximately 73 percent of the small business commercial – domestic net charge-offs for the three and six months ended June 30, 2008 were credit card related products.

Commercial Loans Measured at Fair Value

The commercial loans measured at fair value portfolio are managed in CMAS. At June 30, 2008, outstanding commercial loans measured at fair value increased $424 million to an aggregate fair value of $5.0 billion recorded in loans and leases and included commercial – domestic loans of $3.5 billion, commercial – foreign loans of $1.3 billion and commercial real estate loans of $176 million. The Corporation recorded net gains (losses) of $55 million and $(68) million in other income resulting from changes in the fair value of the loan portfolio during the three and six months ended June 30, 2008 compared to gains of $1 million for the six months ended June 30, 2007. These gains (losses) were primarily attributable to changes in instrument-specific credit risk and were predominately offset by hedging activities. At June 30, 2008, $81 million of these loans were 90 days or more past due and still accruing interest, while none of these loans have been placed on nonaccrual status. At December 31, 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Utilized criticized exposure in the fair value portfolio was $930 million and $1.1 billion at June 30, 2008 and December 31, 2007.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $723 million and $660 million at June 30, 2008 and December 31, 2007 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $18.7 billion and $20.9 billion at June 30, 2008 and December 31, 2007. Net gains (losses) resulting from changes in fair value of commitments and letters of credit of $179 million and $(59) million were recorded in other income during the three and six months ended June 30, 2008 compared to losses of $(13) million and $(41) million for the same period in 2007. These gains (losses) were primarily attributable to changes in instrument-specific credit risk and were predominately offset by hedging activities.

Nonperforming Commercial Assets Activity

Table 26 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters. The increase in nonaccrual loans and leases for the second quarter of 2008 was primarily attributable to continuing deterioration in our homebuilder portfolio.

Table 26
Nonperforming Commercial Assets Activity (1, 2)
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
(Dollars in millions)	2008	2008	2007	2007	2007
Nonperforming loans and leases
Balance, beginning of period	$2,874	$2,155	$1,140	$824	$740
Additions to nonperforming loans and leases:
LaSalle balance, October 1, 2007	-	-	413	-	-
New nonaccrual loans and leases	1,714	1,399	1,129	583	398
Advances	38	21	62	6	4
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(345)	(383)	(249)	(155)	(173)
Sales	(12)	-	(33)	(1)	(23)
Returns to performing status (3)	(32)	(29)	(130)	(21)	(32)
Charge-offs (4)	(248)	(261)	(134)	(86)	(77)
Transfers to foreclosed properties	(53)	(28)	(43)	(10)	(13)
Total net additions to nonperforming loans and leases	1,062	719	1,015	316	84
Total nonperforming loans and leases, end of period	3,936	2,874	2,155	1,140	824
Foreclosed properties
Balance, beginning of period	92	75	33	26	15
Additions to foreclosed properties:
LaSalle balance, October 1, 2007	-	-	16	-	-
New foreclosed properties	53	28	43	10	13
Reductions in foreclosed properties:
Sales	(25)	(8)	(16)	-	(2)
Writedowns	(2)	(3)	(1)	(3)	-
Total net additions to foreclosed properties	26	17	42	7	11
Total foreclosed properties, end of period	118	92	75	33	26
Nonperforming commercial assets, end of period	$4,054	$2,966	$2,230	$1,173	$850
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases measured at historical cost	1.15%	0.89%	0.67%	0.43%	0.34%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases measured at historical cost and foreclosed properties	1.19	0.91	0.70	0.44	0.35

(1)

Balances do not include nonperforming LHFS included in other assets of $170 million, $170 million, $93 million, $30 million and $25 million at June 30, 2008, March 31 2008, December 31, 2007, September 30, 2007 and June 30, 2007, respectively. There were no nonperforming loans measured at fair value in accordance with SFAS 159 at June 30, 2008, March 31, 2008 and December 31, 2007. Balances do not include nonperforming AFS debt securities of $676 million, $789 million, $180 million, $24 million and $27 million at June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007, respectively. For more information on nonperforming AFS securities see the cash funds support discussion on page 90.

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

Industry Concentrations

Table 27 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

Total commercial committed credit exposure increased by $28.6 billion, or four percent, at June 30, 2008 compared to December 31, 2007. Total commercial utilized credit exposure increased by $32.6 billion, or seven percent, at June 30, 2008 compared to December 31, 2007. The overall commercial credit utilization rate was largely unchanged from December 31, 2007, increasing from 57 percent to 59 percent.

Real estate remains our largest industry concentration, accounting for 13 percent of total commercial committed exposure. The decrease of $5.5 billion, or five percent in real estate, was driven primarily by a decline in CMBS assets held-for-sale and a decrease in residential properties which includes homebuilders. Diversified financials grew by $9.2 billion, or 11 percent reflecting increases in capital markets exposure and consumer finance. Consumer services increased $4.8 billion, or 12 percent driven by education and gaming. Energy grew by $4.3 billion, or 18 percent driven by growth in exploration and production sector and to a lesser extent refining and marketing. Capital goods grew by $3.4 billion, or six percent, driven by growth in trading companies, distributors and construction and engineering sectors.

Monoline exposure is reported in the insurance industry and managed under the insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $164 million at June 30, 2008 and $203 million at December 31, 2007. Net mark-to-market counterparty derivative credit exposure was $1.5 billion at June 30, 2008 compared to $420 million at December 31, 2007. The increase in the mark-to-market exposure was due to credit deterioration related to underlying counterparties and spread widening in both wrapped CDO and structured finance related exposures.

We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations, credit enhanced securities as part of our public finance business and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and CDOs. We underwrite our public finance exposure by evaluating the underlying securities. In the case of default we first look to the underlying securities and then to recovery on the purchased insurance. See page 81 for discussion on our CDO exposure and related credit protection.

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

We have further exposure related to our public finance business where we are the lead manager or remarketing agent for transactions that are wrapped including ARS, tender option municipal bonds (TOBs), and variable rate demand notes (VRDNs). Recent concerns about monoline downgrades or insolvency have caused disruptions in each of these markets as investor concerns have impacted overall market liquidity and bond prices. We are the lead manager on municipal and, to a lesser extent, student loan ARS where a high percentage of the programs are wrapped by either monolines or other financial guarantors. We are the remarketing agent on TOBs and VRDN transactions and also provide commitments on approximately $13.5 billion of VRDNs, which increased approximately $3.0 billion in the second quarter, driven by the conversion by clients of ARS to VRDN structures, including those issued by municipalities and other organizations. These commitments obligate us to purchase the VRDNs in the event that they can not be remarketed or otherwise provide funding to the issuer, and are primarily held and reported in government and education related industry portfolios and managed under respective industry limits.

In addition, at June 30, 2008, we also held trading account assets of approximately $2.6 billion in ARS, $2.0 billion in VRDNs and $291 million in TOBs acquired in connection with these activities. During the six months ended June 30, 2008, we recorded losses of $250 million on the ARS, primarily related to student loan-backed securities. We no longer serve in our role as lead manager for these securities. We did not record any losses on the VRDNs and only minimal losses on the TOBs during the six months ended June 30, 2008 as we continue to have liquidity exposure to these markets and instruments. As market conditions continue to evolve, these conditions may impact our results. For additional information on our liquidity exposure to tender option bond municipal trusts, see the municipal bond trusts and corporate SPEs discussion beginning on page 96.

Table 27
Commercial Credit Exposure by Industry (1, 2)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	June 30 2008	December 31 2007	June 30 2008	December 31 2007
Real estate (3)	$77,070	$81,260	$106,265	$111,742
Diversified financials	44,603	37,872	95,325	86,118
Government and public education	34,620	31,743	56,727	57,437
Capital goods	29,764	25,908	55,730	52,356
Retailing	33,229	33,280	54,336	55,184
Healthcare equipment and services	26,938	24,337	44,027	40,962
Consumer services	27,729	23,382	43,415	38,650
Materials	23,026	22,176	38,508	38,717
Banks	23,845	21,261	35,349	35,323
Individuals and trusts	23,661	22,323	34,467	32,425
Commercial services and supplies	22,874	21,175	32,878	31,858
Energy	15,628	12,772	27,790	23,510
Food, beverage and tobacco	15,727	13,919	27,087	25,701
Media	8,105	7,901	20,166	19,343
Utilities	7,205	6,438	19,432	19,281
Transportation	12,667	12,803	18,462	18,824
Insurance	9,571	7,162	17,752	16,014
Religious and social organizations	8,717	8,208	11,944	10,982
Consumer durables and apparel	6,669	5,802	11,626	10,907
Technology hardware and equipment	4,384	4,615	10,827	10,239
Pharmaceuticals and biotechnology	4,164	4,349	10,226	8,563
Software and services	4,724	4,739	9,795	10,128
Telecommunication services	4,394	3,475	9,305	8,235
Automobiles and components	2,744	2,648	6,253	6,960
Food and staples retailing	3,004	2,732	5,223	5,318
Household and personal products	1,020	889	2,891	2,776
Semiconductors and semiconductor equipment	1,180	1,140	1,920	1,734
Other	8,013	8,407	8,681	8,505
Total commercial credit exposure by industry	$485,275	$452,716	$816,407	$787,792
Net credit default protection purchased on total commitments (4)			$(9,302)	$(7,146)

(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value in accordance with SFAS 159 and are comprised of loans outstanding of $5.0 billion and $4.6 billion, and issued letters of credit at notional value of $1.4 billion and $1.1 billion at June 30, 2008 and December 31, 2007. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $17.3 billion and $19.8 billion at June 30, 2008 and December 31, 2007.

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

At June 30, 2008 and December 31, 2007, we had net notional credit default protection purchased in our credit derivatives portfolio to cover the funded and unfunded portion of certain credit exposures of $9.3 billion and $7.1 billion. The mark-to-market impacts, including the cost of the net credit default protection hedging our credit exposure, resulted in net gains (losses) of $(234) million and $104 million for the three and six months ended June 30, 2008 compared to net losses of $(7) million and $(21) million in the same periods a year ago. The net gains (losses) for the three and six months ended June 30, 2008 predominantly offset the gains (losses) recorded on loans and unfunded lending commitments measured at fair value. For further discussion see the Commercial Loans Measured at Fair Value section on page 126. The average VAR for our net credit default protection hedging our credit exposure was $14 million and $16 million for the three and six months ended June 30, 2008 compared to $21 million and $24 million for the same periods a year ago. The decreases in VAR were driven by an increase in the average amount of credit protection outstanding during the periods. There is a diversification effect between the net credit default protection hedging our credit exposure and the market-based trading portfolio such that their combined average VAR was $91 million and $93 million for the three and six months ended June 30, 2008 compared to $49 million and $44 million for the same periods a year ago. Refer to the Trading Risk Management discussion beginning on page 139 for a description of our VAR calculation for the market-based trading portfolio.

Tables 28 and 29 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2008 and December 31, 2007.

Table 28
Net Credit Default Protection by Maturity Profile (1)
	June 30 2008	December 31 2007
Less than or equal to one year	(3)%	2%
Greater than one year and less than or equal to five years	87	67
Greater than five years	16	31
Total net credit default protection	100%	100%

(1)

In order to mitigate the cost of purchasing ideal levels of credit protection, credit exposure can be added by selling credit protection. The distribution of maturities for net credit default protection purchased is shown as positive percentages and the distribution of maturities for net credit protection sold as negative percentages.

Table 29

Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	June 30, 2008		December 31, 2007
Ratings	Net Notional	Percent	Net Notional	Percent

AAA	$4	-%	$(13)	0.2%

AA	(66)	0.7	(92)	1.3

A	(3,687)	39.6	(2,408)	33.7

BBB	(4,413)	47.5	(3,328)	46.6

BB	(1,388)	14.9	(1,524)	21.3

B	(175)	1.9	(180)	2.5

CCC and below	(85)	0.9	(75)	1.0

NR (2)	508	(5.5)	474	(6.6)

Total net credit default protection	$(9,302)	100.0%	$(7,146)	100.0%
(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)

In addition to unrated names, “NR” includes $550 million of net credit default swap index positions at both June 30, 2008 and December 31, 2007. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

The notional amounts presented in the following table represent the total contract/notional amount of credit derivatives outstanding and includes both purchased and written protection. The significant increase in credit spreads across nearly all major credit indices during the six months ended June 30, 2008 drove the $2.4 billion increase in counterparty credit risk for purchased protection. The $353.1 billion decrease in the contract/notional value of credit derivatives was driven by our continued efforts to reduce aggregate positions to minimize market and operational risk.

Table 30

Credit Derivatives
	June 30, 2008		December 31, 2007
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk
Credit derivatives

Purchased protection:

Credit default swaps	$1,324,870	$8,832	$1,482,210	$6,806

Total return swaps	8,436	1,028	13,551	671

Other credit derivatives	5,284	10	8,431	16

Total purchased protection	1,338,590	9,870	1,504,192	7,493

Written protection:

Credit default swaps	1,338,262	-	1,517,305	-

Total return swaps	14,897	-	24,884	-

Other credit derivatives	1,575	-	-	-

Total written protection	1,354,734	-	1,542,189	-

Total credit derivatives	$2,693,324	$9,870	$3,046,381	$7,493

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

Table 31 sets forth total foreign exposure to borrowers or counterparties in emerging markets. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the United States. Credit card exposure is reported on a funded basis. Total foreign exposure can be adjusted for externally guaranteed exposure and certain collateral types. Exposure which is assigned external guarantees is reported under the country of the guarantor. Exposure with tangible collateral is reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, exposure is assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting rules.

Table 31

Selected Emerging Markets (1)
(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at June 30, 2008	Increase (Decrease) From December 31, 2007
Region/Country

Asia Pacific

China	$354	$284	$323	$15,999	$16,960	$-	$16,960	$(80)

South Korea	480	1,308	681	2,615	5,084	-	5,084	682

India	1,616	770	746	959	4,091	136	4,227	935

Taiwan	342	83	101	165	691	798	1,489	422

Singapore	414	29	231	386	1,060	-	1,060	(232)

Hong Kong	465	76	78	92	711	-	711	(84)

Other Asia Pacific (7)	157	110	25	333	625	-	625	(62)

Total Asia Pacific	3,828	2,660	2,185	20,549	29,222	934	30,156	1,581

Latin America

Brazil	708	219	68	4,624	5,619	249	5,868	2,181

Mexico	1,361	430	43	3,257	5,091	-	5,091	653

Chile	541	36	7	12	596	6	602	(117)

Other Latin America (7)	314	208	3	140	665	156	821	174

Total Latin America	2,924	893	121	8,033	11,971	411	12,382	2,891

Middle East and Africa(7)	896	248	191	472	1,807	-	1,807	(134)

Central and Eastern Europe (7)	75	60	93	98	326	-	326	(98)

Total emerging market exposure	$7,723	$3,861	$2,590	$29,152	$43,326	$1,345	$44,671	$4,240
(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at June 30, 2008 and December 31, 2007.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $77 million and $57 million at June 30, 2008 and December 31, 2007. At June 30, 2008 and December 31, 2007, there were $98 million and $2 million of other marketable securities collateralizing derivative assets for which credit risk has not been reduced.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at June 30, 2008 was $16.9 billion compared to $21.6 billion at December 31, 2007. Local liabilities at June 30, 2008 in Asia Pacific and Latin America were $15.1 billion and $1.8 billion, of which $5.4 billion were in Hong Kong, $3.4 billion in Singapore, $2.7 billion in South Korea, $1.8 billion in Mexico, $1.2 billion in China, and $1.0 billion in India. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Middle East and Africa, or Central and Eastern Europe had total foreign exposure of more than $500 million.

As presented in Table 31, foreign exposure to borrowers or counterparties in emerging markets increased $4.2 billion to $44.7 billion at June 30, 2008 compared to $40.4 billion at December 31, 2007. The increase was primarily due to the fair value adjustment associated with our investment in Banco Itaú, as well as increased cross-border exposures in India, South Korea, and Mexico. Foreign exposure to borrowers or counterparties in emerging markets represented 33 percent and 29 percent of total foreign exposure at June 30, 2008 and December 31, 2007.

At June 30, 2008, 68 percent of the emerging markets exposure was in Asia Pacific, compared to 71 percent at December 31, 2007. Asia Pacific emerging markets exposure increased by $1.6 billion, driven by increased cross-border exposures in India, South Korea, and Taiwan, partially offset by the lower value of our investment in CCB. The CCB investment, classified in Table 31 as securities and other investments, accounted for $15.6 billion and $16.4 billion of exposure in China at June 30, 2008 and December 31, 2007. On July 21, 2008, under the terms of our purchase option we increased our ownership to 10.8 percent by purchasing approximately $1.9 billion of the common shares of CCB. These recently purchased shares are restricted through August 2011 and are carried at cost.

At June 30, 2008, 28 percent of the emerging markets exposure was in Latin America compared to 23 percent at December 31, 2007. Latin America emerging markets exposure increased by $2.9 billion, driven by the initial fair value adjustment associated with our investment in Banco Itaú and higher cross-border exposures in Brazil and Mexico. Our exposure in Brazil was primarily related to the carrying value of our investment in Banco Itaú, which accounted for $4.5 billion and $2.6 billion of exposure in Brazil at June 30, 2008 and December 31, 2007. Our investment in Banco Itaú is classified in Table 31 as securities and other investments. At June 30, 2008 and December 31, 2007, the equity investment in Banco Itaú represented seven percent of its outstanding voting and non-voting shares. Our 24.9 percent investment in Santander accounted for $3.0 billion and $2.6 billion of exposure in Mexico at June 30, 2008 and December 31, 2007.

Provision for Credit Losses

The provision for credit losses increased $4.0 billion to $5.8 billion and $8.8 billion to $11.8 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007.

The consumer portion of the provision for credit losses increased $3.7 billion to $5.1 billion and $7.3 billion to $9.7 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007. These increases were primarily driven by reserve increases and higher net charge-offs in our home equity and residential mortgage portfolios, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant declines in home prices. Portfolio seasoning and the slowing economy resulted in reserve increases and higher net charge-offs in the unsecured lending and domestic credit card portfolios. In the six month comparison, the absence of prior year reserve reductions that resulted from additions of higher loss profile accounts to the domestic credit card securitization trust also contributed to the increase in provision.

The commercial portion of the provision for credit losses increased $293 million to $740 million and $1.5 billion to $2.1 billion for the three and six months ended June 30, 2008 compared to the same periods in 2007. The increased provision expense was primarily driven by higher net charge-offs from deterioration in our small business portfolios within GCSBB and in the homebuilder loan portfolio within GCIB. Weakness in the housing markets also drove increases in the reserves on the homebuilder loan portfolio within GCIB. In the six-month comparison the increase was also attributed to reserve increases for higher inherent losses in the small business portfolio within GCSBB as well as the absence of 2007 reserve releases in All Other reflecting the sale of our Argentina portfolio.

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

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases measured at historical cost. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of June 30, 2008, our updated evaluations resulted in an increase in commercial real estate reserves, principally for homebuilders, and slight reductions in commercial domestic and leasing reserves based on updated assessments of the estimated loss content in these portfolios. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of June 30, 2008, quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses driven by higher losses in the home equity and residential mortgage portfolios, reflective of deterioration in the housing markets and portfolio seasoning and to a lesser extent the impacts of portfolio seasoning and the slowing economy on the unsecured lending portfolio. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty and large single name defaults.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 33 was $11.4 billion at June 30, 2008, an increase of $4.7 billion from December 31, 2007. This increase was primarily driven by reserve increases related to higher losses in our home equity and residential mortgage portfolios. Portfolio seasoning and to a lesser extent the slowing economy resulted in reserve increases in the unsecured lending and domestic consumer credit card portfolios. For further discussion, see Provision for Credit Losses beginning on page 134.

The allowance for commercial loan and lease losses was $5.7 billion at June 30, 2008, an $863 million increase from December 31, 2007. The increase in allowance levels was driven by higher losses in the small business portfolio within GCSBB and reserve increases on the homebuilder loan portfolio within GCIB. For further discussion, see Provision for Credit Losses beginning on page 134.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.98 percent at June 30, 2008, compared to 1.33 percent at December 31, 2007. The increase in the ratio was primarily driven by reserve increases for higher losses in the home equity, residential mortgage and commercial homebuilder loan portfolios, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant home price declines. Reserve increases for portfolio seasoning and the impacts of a slowing economy on the Card Services’ unsecured lending, small business and domestic credit card portfolios also contributed to the higher ratio.

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

The reserve for unfunded lending commitments at June 30, 2008 was $507 million compared to $518 million at December 31, 2007.

Table 32 presents a rollforward of the allowance for credit losses for the three and six months ended June 30, 2008 and 2007.

Table 32
Allowance for Credit Losses
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Allowance for loan and lease losses, beginning of period	$14,891	$8,732	$11,588	$9,016
Adjustment due to the adoption of SFAS 159	-	-	-	(32)
Loans and leases charged off
Residential mortgage	(185)	(17)	(270)	(30)
Credit card – domestic	(1,056)	(890)	(2,006)	(1,789)
Credit card – foreign	(155)	(107)	(290)	(209)
Home equity	(1,090)	(31)	(1,672)	(51)
Direct/Indirect consumer	(819)	(409)	(1,538)	(814)
Other consumer	(99)	(72)	(202)	(140)
Total consumer charge-offs	(3,404)	(1,526)	(5,978)	(3,033)
Commercial – domestic (1)	(579)	(259)	(1,049)	(473)
Commercial real estate	(136)	(3)	(244)	(7)
Commercial lease financing	(12)	(11)	(33)	(21)
Commercial – foreign	(9)	(6)	(16)	(14)
Total commercial charge-offs	(736)	(279)	(1,342)	(515)
Total loans and leases charged off	(4,140)	(1,805)	(7,320)	(3,548)
Recoveries of loans and leases previously charged off
Residential mortgage	34	6	53	13
Credit card – domestic	80	83	183	176
Credit card – foreign	23	21	49	35
Home equity	167	3	253	6
Direct/Indirect consumer	159	124	323	250
Other consumer	16	16	33	36
Total consumer recoveries	479	253	894	516
Commercial – domestic (2)	32	31	61	61
Commercial real estate	-	4	1	5
Commercial lease financing	6	22	12	33
Commercial – foreign	4	-	18	11
Total commercial recoveries	42	57	92	110
Total recoveries of loans and leases previously charged off	521	310	986	626
Net charge-offs	(3,619)	(1,495)	(6,334)	(2,922)
Provision for loan and lease losses	5,830	1,808	11,851	3,036
Other	28	15	25	(38)
Allowance for loan and lease losses, June 30	17,130	9,060	17,130	9,060
Reserve for unfunded lending commitments, beginning of period	507	374	518	397
Adjustment due to the adoption of SFAS 159	-	-	-	(28)
Provision for unfunded lending commitments	-	2	(11)	9
Other	-	-	-	(2)
Reserve for unfunded lending commitments, June 30	507	376	507	376
Allowance for credit losses, June 30	$17,637	$9,436	$17,637	$9,436
Loans and leases outstanding measured at historical cost at June 30	$865,450	$755,029	$865,450	$755,029
Allowance for loan and lease losses as a percentage of total loans and leases outstanding measured at historical cost at June 30 (3)	1.98%	1.20%	1.98%	1.20%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30	2.18	1.07	2.18	1.07
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding measured at historical cost at June 30 (3)	1.67	1.47	1.67	1.47
Average loans and leases outstanding measured at historical cost during the period	$873,723	$736,491	$872,352	$725,150
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost during the period (3)	1.67%	0.81%	1.46%	0.81%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases measured at historical cost at June 30	187	397	187	397
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	1.18	1.51	1.34	1.54

(1)

Includes small business commercial – domestic charge-offs of $489 million and $213 million for the three months ended June 30, 2008 and 2007 and $862 million and $384 million for the six months ended June 30, 2008 and 2007.

(2)

Includes small business commercial – domestic recoveries of $12 million and $14 million for the three months ended June 30, 2008 and 2007 and $21 million and $25 million for the six months ended June 30, 2008 and 2007.

(3)

Ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the periods ended June 30, 2008 and 2007. Loans measured at fair value were $5.0 billion and $3.6 billion at June 30, 2008 and 2007.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 33 presents our allocation by product type.

Table 33
Allocation of the Allowance for Credit Losses by Product Type
	June 30, 2008		December 31, 2007
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses

Residential mortgage	$792	4.6%	$207	1.8%

Credit card – domestic	3,210	18.7	2,919	25.2

Credit card – foreign	474	2.8	441	3.8

Home equity	3,812	22.3	963	8.3

Direct/Indirect consumer	2,964	17.3	2,077	17.9

Other consumer	185	1.1	151	1.3
Total consumer	11,437	66.8	6,758	58.3
Commercial – domestic (1)	3,844	22.4	3,194	27.6

Commercial real estate	1,333	7.8	1,083	9.3

Commercial lease financing	199	1.2	218	1.9

Commercial – foreign	317	1.8	335	2.9
Total commercial (2)	5,693	33.2	4,830	41.7
Allowance for loan and lease losses	17,130	100.0%	11,588	100.0%
Reserve for unfunded lending commitments	507		518
Allowance for credit losses	$17,637		$12,106
(1)	Includes allowance for small business commercial – domestic loans of $2.1 billion and $1.4 billion at June 30, 2008 and December 31, 2007.
(2)	Includes allowance for loan and lease losses for impaired commercial loans of $417 million and $123 million at June 30, 2008 and December 31, 2007.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2008 as compared with the three months ended March 31, 2008. During the three months ended June 30, 2008, positive trading-related revenue was recorded for 81 percent of the trading days, 11 percent of the trading days had losses greater than $10 million, and the largest loss was $100 million. This can be compared to the three months ended March 31, 2008, where positive trading-related revenue was recorded for 57 percent of the trading days, 33 percent of the trading days had losses greater than $10 million, and the largest loss was $98 million.

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

During the second half of 2007, CDO-related markets experienced significant illiquidity impacting the availability and reliability of transparent pricing resulting in the valuation of CDOs becoming more complex and time consuming. Accordingly, it was not possible to mark these positions to market on a daily basis. As a result, during the three months ended December 31, 2007, we recorded valuation adjustments in trading account profits (losses) of approximately $4.0 billion on certain discrete dates relating to our super senior CDO exposure. During the six months ended June 30, 2008, we continued to take writedowns on our CDO exposure, but revalued these positions on a more regular basis, and therefore no CDO-related losses were excluded from the following table for the six months ended June 30, 2008. For more information on our CDO exposure and related losses, see the CDO discussion beginning on page 81.

The following graph shows daily trading-related revenue and VAR, excluding the discrete writedowns on our super senior CDO exposure taken in the fourth quarter of 2007 as discussed above, for the twelve months ended June 30, 2008. Excluding these writedowns, actual losses exceeded daily trading VAR fifteen times in the twelve months ended June 30, 2008 and losses did not exceed daily trading VAR in the twelve months ended June 30, 2007. The losses that exceeded daily trading VAR for the twelve months ended June 30, 2008, occurred during the market disruption which took place during the second half of 2007, with the exception of one trading day during the second quarter of 2008 which resulted from rating agency actions on assets held by conduits to which we provide credit support. Our increase in total trading VAR resulted from sharply increased volatility in the markets over the past twelve months. During the first half of 2008, we have begun to see a decrease in total trading VAR due to a reduction in our exposure.

Table 34 presents average, high and low daily trading VAR for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, as well as average daily trading VAR for the six months ended June 30, 2008 and June 30, 2007.

Table 34
Trading Activities Market Risk VAR
	Three Months Ended June 30, 2008			Three Months Ended March 31, 2008			Three Months Ended June 30, 2007			Six Months Ended June 30
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	2008 Average	2007 Average
Foreign exchange	$7.9	$11.2	$6.2	$6.7	$9.5	$5.0	$6.3	$9.6	$3.8	$7.3	$7.4
Interest rate	39.2	68.3	23.4	19.1	28.7	12.4	17.6	31.9	9.6	29.4	14.2
Credit	67.5	106.6	57.0	67.9	102.7	44.1	33.7	45.6	28.3	67.7	31.7
Real estate/mortgage	23.9	36.4	16.1	20.0	28.0	15.4	10.0	12.4	7.2	22.0	10.3
Equities	24.4	40.0	18.4	26.8	33.2	20.9	24.3	35.3	12.0	25.6	20.4
Commodities	11.1	15.0	7.7	9.5	12.5	6.6	6.3	8.9	4.1	10.3	6.3
Portfolio diversification	(86.5)	-	-	(59.9)	-	-	(50.5)	-	-	(73.5)	(45.9)

Total market-based trading portfolio (2)	$87.5	$113.0	$70.1	$90.1	$133.6	$64.1	$47.7	$64.7	$35.0	$88.8	$44.4

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	The table above does not include credit protection purchased to manage our counterparty credit risk.

The decrease in average VAR for the three months ended June 30, 2008, as compared to the three months ended March 31, 2008, was due to risk reduction and improved portfolio diversification during the second quarter of 2008, primarily resulting from favorable correlations between interest rate and credit positions. The increases in average VAR during the three and six months ended June 30, 2008 as compared to the same periods in 2007 were due to the increased market volatility that started during the second half of 2007 and continued through the second quarter of 2008. As discussed above, we updated our VAR model during the first quarter of 2008 and as the increased market volatility was incorporated into the historical price data, the level of VAR increased substantially. The increase in average interest rate VAR for the three months ended June 30, 2008 was primarily due to market volatility and larger positions taken by our Global Rates trading desk, and client transactions. In periods of market stress, the GRC members communicate daily to discuss losses and VAR limit excesses. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macro economic hedges are executed to reduce the exposure.

Counterparty credit risk is an adjustment to the mark-to-market value of derivative exposures reflecting the impact of the credit quality of counterparties on derivative assets and the impact of our credit quality on derivative liabilities. Since counterparty credit exposure is not included in the VAR component of the regulatory capital allocation, we do not include it in trading VAR, and it is therefore not included in the daily trading-related revenue illustrated in our histogram and used for backtesting. As of June 30, 2008 and March 31, 2008, the VAR for counterparty credit risk, together with associated hedges that are marked to market, was $67 million and $64 million.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the three months ended June 30, 2008, the largest daily losses among the historical scenarios ranged from $28 million to $459 million. This can be compared with losses from $133 million to $525 million during the three months ended March 31, 2008. Hypothetical scenarios simulate the anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. In addition to the value afforded by the results themselves this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. During the three months ended June 30, 2008, the largest losses among these scenarios ranged from $360 million to $620 million. This is down from $582 million to $1.1 billion for the three months ended March 31, 2008. The results of these stress tests point to a decrease in risk taken during the three months ended June 30, 2008.

Interest Rate Risk Management for Nontrading Activities

Interest rate risk represents the most significant market risk exposure to our nontrading positions. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect core net interest income – managed basis. Interest rate risk is measured as the potential volatility in our core net interest income – managed basis caused by changes in market interest rates. Client facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities, as well as the impact of changing market conditions, is managed through our ALM activities.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at June 30, 2008 and December 31, 2007 were as follows:

Table 35
Forward Rates
	June 30, 2008		December 31, 2007
	Federal Funds	Ten-Year Swap	Federal Funds	Ten-Year Swap
Spot rates	2.00%	4.68%	4.25%	4.67%
12-month forward rates	3.00	4.92	3.13	4.79

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from June 30, 2008 and December 31, 2007, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 60.

Table 36
Estimated Core Net Interest Income – Managed Basis at Risk
(Dollars in millions) Curve Change	Short Rate	Long Rate	June 30 2008	December 31 2007
+100 Parallel shift	+100	+100	$(1,189)	$(952)
-100 Parallel shift	-100	-100	1,113	865
Flatteners
Short end	+100	-	(1,283)	(1,127)
Long end	-	-100	(234)	(386)
Steepeners
Short end	-100	-	1,350	1,255
Long end	-	+100	93	181

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated years. The estimated exposure is reported on a managed basis and reflects impacts that may be realized primarily in net interest income and card income on the Consolidated Statement of Income. This sensitivity analysis excludes any impact that could occur in the valuation of retained interests in the Corporation’s securitizations due to changes in interest rate levels. For additional information on securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

Our core net interest income – managed basis was liability sensitive at both June 30, 2008 and December 31, 2007. Beyond what is already implied in the forward market curve, the interest rate risk position has become more exposed to rising rates since December 31, 2007. Over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position. The securities portfolio is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. During the three months ended June 30, 2008 and 2007, we purchased AFS debt securities of $47.2 billion and $2.9 billion, sold $22.4 billion and $1.9 billion, and had maturities and received paydowns of $7.5 billion and $5.6 billion. In addition, we securitized $16.7 billion of residential mortgage loans into mortgage-backed securities which we retained during the three months ended June 30, 2008. We realized gains of $127 million and $2 million on sales of debt securities during the three months ended June 30, 2008 and 2007.

During the six months ended June 30, 2008 and 2007, we purchased AFS debt securities of $82.3 billion and $5.9 billion, sold $48.6 billion and $6.0 billion, and had maturities and received paydowns of $12.7 billion and $11.1 billion. In addition, we securitized $21.5 billion of residential mortgage loans into mortgage-backed securities which we retained during the six months ended June 30, 2008. We realized gains of $352 million and $64 million on sales of debt securities during the six months ended June 30, 2008 and 2007. The ending balance at June 30, 2008 was $248.6 billion compared to $213.3 billion at December 31, 2007. This increase was attributable to the repositioning of our ALM portfolio, driven by market liquidity, as we increased the level of mortgage-backed securities relative to loans.

The amount of our accumulated OCI loss related to AFS debt securities increased by pre-tax losses of $4.8 billion and $5.2 billion during the three and six months ended June 30, 2008, driven by increasing rates associated with mortgage-backed securities. For those securities that are in an unrealized loss position we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $3.4 billion in after-tax gains at June 30, 2008, including $8.5 billion of unrealized gains related to AFS marketable equity securities and $5.1 billion of unrealized losses related to AFS debt securities. Total market value of the AFS debt securities was $248.6 billion at June 30, 2008 with a weighted average duration of 5.0 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations (including market value fluctuations associated with our CCB and Banco Itaú investments), the collection of cash flows including prepayment and maturity activity, and the passage of time. Shares of the Corporation’s strategic investments in CCB and Banco Itaú are carried at fair values of $15.4 billion and $4.5 billion, and the unrealized gains on these investments of $7.9 billion and $1.2 billion, net-of-tax, are subject to currency and price fluctuation, and are recorded in accumulated OCI. On July 21, 2008, under the terms of our purchase option we increased our ownership to 10.8 percent by purchasing approximately $1.9 billion of the common shares of CCB. These recently purchased shares are restricted through August 2011 and are carried at cost.

Residential Mortgage Portfolio

During the three months ended June 30, 2008, we purchased $239 million of residential mortgages related to ALM activities compared to purchases of $5.4 billion during the same period in 2007. We also added $9.0 billion and $22.3 billion of originated residential mortgages and we sold $14.7 billion and $7.0 billion of residential mortgages during the three months ended June 30, 2008 and 2007, which included $14.3 billion and $0.1 billion of originated residential mortgages, resulting in gains of $243 million and $54 million. We received paydowns of $8.5 billion and $8.1 billion during the three months ended June 30, 2008 and 2007. Additionally, we securitized $16.7 billion of residential mortgage loans into mortgage-backed securities which we retained during the three months ended June 30, 2008.

During the six months ended June 30, 2008, we purchased $283 million of residential mortgages related to ALM activities compared to purchases of $21.9 billion during the same period in 2007. We also added $21.6 billion and $40.4 billion of originated residential mortgages and we sold $23.2 billion and $18.3 billion of residential mortgages during the six months ended June 30, 2008 and 2007, which included $19.9 billion and $8.0 billion of originated residential mortgages, resulting in gains of $402 million and $176 million. We received paydowns of $16.7 billion and $15.4 billion during the six months ended June 30, 2008 and 2007. Additionally, we securitized $21.5 billion of residential mortgage loans into mortgage-backed securities which we retained during the six months ended June 30, 2008. The ending balance at June 30, 2008 was $235.5 billion compared to $274.9 billion at December 31, 2007. This decrease was attributable to the repositioning of our ALM portfolio, driven by market liquidity, as we increased the level of mortgage-backed securities relative to loans.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 37 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at June 30, 2008 and December 31, 2007.

Changes to the composition of our derivatives portfolio during the six months ended June 30, 2008 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions decreased from $140.1 billion at December 31, 2007 to $20.0 billion at June 30, 2008 driven by the expiration of caps during the three months ended June 30, 2008. Our interest rate swap positions (including foreign exchange contracts) were a net receive fixed position of $94.0 billion on June 30, 2008 compared to a net receive fixed position of $101.9 billion on December 31, 2007. Changes in the notional levels of our interest rate swap position were driven by the net termination and maturity of $17.0 billion in U.S. dollar denominated receive fixed swaps, net terminations of $11.3 billion in our pay fixed swaps, and the net termination of $2.2 billion in foreign denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps increased $2.9 billion to $57.4 billion at June 30, 2008 compared to $54.5 billion at December 31, 2007. The notional amount of our futures and forward rate contracts increased $32.2 billion to $33.0 billion compared to $752 million at December 31, 2007.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased $3.2 billion from a gain of $6.1 billion at December 31, 2007 to a gain of $9.3 billion at June 30, 2008. The increase was primarily attributable to gains from changes in the value of foreign exchange basis swaps of $3.3 billion, U.S. dollar denominated pay fixed interest rate swaps of $429 million and option products of $161 million. These gains were partially offset by losses from changes in the value of foreign exchange contracts of $397 million and U.S. dollar denominated receive fixed interest rate swaps of $227 million. The increase in the value of foreign exchange basis swaps was mostly attributable to the strengthening of most foreign currencies against the U.S. dollar during the six months ended June 30, 2008.

Table 37
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
June 30, 2008
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$765								4.46
Notional amount		$64,981	$11,348	$8,924	$3,252	$12,147	$2,508	$26,802
Weighted average fixed rate		4.25%	2.48%	3.73%	4.35%	3.68%	4.88%	5.36%
Pay fixed interest rate swaps (1)	-								-
Notional amount		$-	$-	$-	$-	$-	$-	$-
Weighted average fixed rate		-%	-%	-%	-%	-%	-%	-%
Foreign exchange basis swaps (2, 3, 4)	9,425
Notional amount		$57,404	$1,147	$4,727	$6,210	$4,518	$9,151	$31,651
Option products (5)	6
Notional amount		20,016	15,000	5,000	19	-	-	(3)
Foreign exchange contracts (2, 4, 6)	(896)
Notional amount (7)		28,853	(6)	2,209	4,399	1,286	3,380	17,585
Futures and forward rate contracts	(3)
Notional amount (7)		33,000	33,000	-	-	-	-	-
Net ALM contracts	$9,297

December 31, 2007
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$992								3.70
Notional amount		$81,965	$4,869	$48,908	$3,252	$1,630	$2,508	$20,798
Weighted average fixed rate		4.34%	4.03%	3.91%	4.35%	4.50%	4.88%	5.34%
Pay fixed interest rate swaps (1)	(429)								5.37
Notional amount		$11,340	$-	$-	$-	$-	$1,000	$10,340
Weighted average fixed rate		5.04%	-%	-%	-%	-%	5.45%	5.00%
Foreign exchange basis swaps (2, 3, 4)	6,164
Notional amount		$54,531	$2,537	$4,463	$5,839	$4,294	$8,695	$28,703
Option products (5)	(155)
Notional amount		140,114	130,000	10,000	76	-	-	38
Foreign exchange contracts (2, 4, 6)	(499)
Notional amount (7)		31,054	1,438	2,047	4,171	1,235	3,150	19,013
Futures and forward rate contracts	(3)
Notional amount (7)		752	752	-	-	-	-	-
Net ALM contracts	$6,070

(1)

At June 30, 2008 and December 31, 2007, the receive fixed interest rate swap notional that represented forward starting swaps and will not be effective until their respective contractual start dates were $15.5 billion and $45.0 billion. There were no forward starting pay fixed swap positions at either June 30, 2008 or December 31, 2007.

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

(5)

Option products of $20.0 billion at June 30, 2008 were comprised completely of purchased caps. Option products of $140.1 billion at December 31, 2007 were comprised of $120.1 billion in purchased caps and $20.0 billion in sold floors.

(6)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $29.0 billion in foreign-denominated and cross-currency receive fixed swaps and $194 million in foreign currency forward rate contracts at June 30, 2008, and $31.3 billion in foreign-denominated and cross-currency receive fixed swaps and $211 million in foreign currency forward rate contracts at December 31, 2007.

(7)	Reflects the net of long and short positions.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corporation also utilizes equity-indexed derivatives accounted for as SFAS 133 cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of equity investments. The net losses on both open and terminated interest rate derivative instruments recorded in accumulated OCI net-of-tax was $4.4 billion at June 30, 2008. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to interest rates beyond what is implied in forward yield curves at June 30, 2008, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.6 billion, or 23 percent within the next year, 70 percent within five years, and 90 percent within 10 years, with the remaining 10 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $4.0 billion and $3.8 billion, net-of-tax, at June 30, 2008 and December 31, 2007. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At June 30, 2008 and December 31, 2007, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $25.8 billion and $18.6 billion. On January 1, 2008, we adopted SAB 109 which generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments. For more information on the adoption of SAB 109, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

We manage changes in the value of MSRs by entering into derivative financial instruments. MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as options and interest rate swaps as economic hedges of MSRs. At June 30, 2008 and December 31, 2007, the amount of MSRs identified as being hedged by derivatives was approximately $4.3 billion and $3.1 billion. The notional amount of the derivative contracts designated as economic hedges of MSRs at June 30, 2008 and December 31, 2007 was $100.7 billion and $69.0 billion. For additional information on MSRs see Note 15 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems and external events. Operational Risk also encompasses the failure to implement strategic objectives and initiatives in a successful, timely, and cost-effective manner. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business.

We approach operational risk from two perspectives: corporate-wide and line of business-specific. The Compliance and Operational Risk Committee provides oversight of significant corporate-wide compliance and operational issues. Within Global Risk Management, Global Compliance & Operational Risk Management develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the Corporation. Through training and communication efforts, compliance and operational risk awareness is driven across the Corporation.

We also mitigate operational risk through a broad-based approach to process management and process improvement. We have a dedicated Quality and Productivity team to manage and certify the process management and improvement efforts. For selected risks, we use specialized support groups, such as Information Security and Supply Chain Management, to develop corporate-wide risk management practices, such as an information security program and a supplier program to ensure that suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses. These groups also work with line of business executives and risk executives to develop and guide appropriate strategies, policies, practices, controls and monitoring tools for each line of business.

The lines of business are responsible for all the risks within the business line, including operational risks. Compliance and Operational Risk executives, working in conjunction with senior line of business executives, have developed key tools to help identify, measure, mitigate and monitor operational risk in each business line. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Line of business management uses a self-assessment process, which helps to identify and evaluate the status of risk and control issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions, to evaluate key operational risks impacting each line of business, and assess the controls in place to mitigate the risks. In addition to information gathered from the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level.

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

CDO-Squared — A type of CDO where the underlying collateralizing securities include tranches of other CDOs.

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

Super Senior CDO Exposure – Represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities, including AAA-rated securities, issued by the CDO vehicles.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management beginning on page 138 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

The table below presents share repurchase activity for the three and six months ended June 30, 2008 and 2007, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs. For additional information on shareholders’ equity and earnings per common share, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
April 1 - 30, 2008	-	-	$13,480	189,358
May 1 - 31, 2008	-	-	13,480	189,358
June 1 - 30, 2008	-	-	13,480	189,358
Three months ended June 30, 2008	-	-
Six months ended June 30, 2008	-	-

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (3)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
April 1 - 30, 2007	3,750	$50.90	$16,175	211,338
May 1 - 31, 2007	6,050	51.19	15,865	205,288
June 1 - 30, 2007	3,650	50.44	15,681	201,638
Three months ended June 30, 2007	13,450	50.91
Six months ended June 30, 2007	61,450	51.94

(1)	There were no share repurchases during the six months ended June 30, 2008.

(2)

On July 23, 2008, the Board of Directors (the Board) authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and is limited to a period of 12 to 18 months. On January 24, 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion. This stock repurchase program expired on July 24, 2008. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 12 to 18 months. This stock repurchase plan was completed during the third quarter of 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

1.	The Annual Meeting of Stockholders was held on April 23, 2008.

2.	The following are the voting results on each matter submitted to the stockholders:

a.	To elect 16 directors

	For	Against	Abstain
William Barnet, III	3,745,089,813	64,957,217	58,701,074
Frank P. Bramble, Sr.	3,640,666,870	169,561,313	58,519,921
John T. Collins	3,749,089,642	61,964,451	57,694,011
Gary L. Countryman	3,750,455,461	60,542,724	57,749,919
Tommy R. Franks	3,740,678,877	71,425,424	56,642,803
Charles K. Gifford	3,722,654,285	87,534,895	58,558,924
Kenneth D. Lewis	3,713,921,500	96,278,225	58,548,379
Monica C. Lozano	3,681,782,716	130,050,351	56,915,037
Walter E. Massey	3,730,377,757	79,650,338	58,720,009
Thomas J. May	3,747,487,633	63,692,298	57,568,173
Patricia E. Mitchell	3,736,408,010	74,305,768	58,034,326
Thomas M. Ryan	3,727,732,646	83,086,670	57,928,788
O. Temple Sloan, Jr.	3,708,329,561	102,231,808	58,186,735
Meredith R. Spangler	3,716,896,165	93,075,035	58,776,904
Robert L. Tillman	3,685,772,638	126,025,398	56,950,068
Jackie M. Ward	3,545,995,580	264,632,847	58,119,677

b.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008

For	Against	Abstentions
3,748,249,820	67,953,489	52,544,795

c. To consider a stockholder proposal regarding stock options

For	Against	Abstentions	Broker Non-Vote
127,354,278	2,838,020,915	66,700,883	836,672,028

d. To consider a stockholder proposal regarding advisory vote on executive compensation

For	Against	Abstentions	Broker Non-Vote
1,273,370,745	1,560,087,111	198,618,220	836,672,028

e. To consider a stockholder proposal regarding determination of CEO compensation

For	Against	Abstentions	Broker Non-Vote
188,235,264	2,779,521,437	64,319,375	836,672,028

f. To consider a stockholder proposal regarding cumulative voting

For	Against	Abstentions	Broker Non-Vote
1,089,282,325	1,877,737,523	65,056,228	836,672,028

g.	To consider a stockholder proposal regarding an independent board chairman

For	Against	Abstentions	Broker Non-Vote
1,116,415,126	1,850,208,428	65,452,522	836,672,028

h.	To consider a stockholder proposal regarding special shareholder meetings

For	Against	Abstentions	Broker Non-Vote
1,312,919,719	1,646,585,978	72,570,379	836,672,028

i.	To consider a stockholder proposal regarding equator principles

For	Against	Abstentions	Broker Non-Vote
96,303,177	2,437,528,269	498,244,630	836,672,028

j.	To consider a stockholder proposal regarding human rights

For	Against	Abstentions	Broker Non-Vote
160,725,847	2,480,208,860	391,141,369	836,672,028

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

Exhibit 4(a)	Certificate of Designations of 8.20% Non-Cumulative Preferred Stock, Series H, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(b)	Amended and Restated Agency Agreement dated as of July 25, 2008, among the Registrant, The Bank of New York Mellon, as Principal Agent, The Bank of New York (Luxembourg) S.A., as Registrar and Transfer Agent, and the other agents named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 31, 2008

Exhibit 11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: August 7, 2008	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof

3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

4(a)	Certificate of Designations of 8.20% Non-Cumulative Preferred Stock, Series H, of the Registrant, included in Exhibit 3(a) hereof

4(b)	Amended and Restated Agency Agreement dated as of July 25, 2008, among the Registrant, The Bank of New York Mellon, as Principal Agent, The Bank of New York (Luxembourg) S.A., as Registrar and Transfer Agent, and the other agents named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 31, 2008

11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002