Form 10-Q
period 2008-09-30
BANK OF AMERICA CORP /DE/
filed 2008-11-06
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

  Yes        No  ✓

On October 31, 2008, there were 5,017,579,321 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

September 30, 2008 Form 10-Q

Part 1. Financial Information Item 1. Financial Statements
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2008	2007	2008	2007
Interest income
Interest and fees on loans and leases	$14,261	$14,111	$41,797	$40,318
Interest on debt securities	3,621	2,334	9,295	7,046
Federal funds sold and securities purchased under agreements to resell	912	1,839	2,920	5,974
Trading account assets	2,344	2,519	6,937	7,059
Other interest income	1,058	1,230	3,133	3,428
Total interest income	22,196	22,033	64,082	63,825
Interest expense
Deposits	3,846	4,545	11,954	12,840
Short-term borrowings	3,223	5,519	10,452	16,369
Trading account liabilities	661	906	2,250	2,619
Long-term debt	2,824	2,446	7,172	6,721
Total interest expense	10,554	13,416	31,828	38,549
Net interest income	11,642	8,617	32,254	25,276

Noninterest income
Card income	3,122	3,595	10,212	10,486
Service charges	2,722	2,221	7,757	6,493
Investment and brokerage services	1,238	1,378	3,900	3,720
Investment banking income	474	389	1,645	1,801
Equity investment income (loss)	(316)	904	1,330	3,747
Trading account profits (losses)	(384)	(1,388)	(1,810)	491
Mortgage banking income	1,674	155	2,564	516
Insurance premiums	678	235	1,092	548
Gains on sales of debt securities	10	7	362	71
Other income (loss)	(1,239)	(16)	(2,204)	880
Total noninterest income	7,979	7,480	24,848	28,753
Total revenue, net of interest expense	19,621	16,097	57,102	54,029

Provision for credit losses	6,450	2,030	18,290	5,075

Noninterest expense
Personnel	5,198	4,169	14,344	13,931
Occupancy	926	754	2,623	2,211
Equipment	440	336	1,208	1,018
Marketing	605	552	1,813	1,644
Professional fees	424	258	1,071	770
Amortization of intangibles	464	429	1,357	1,209
Data processing	755	463	1,905	1,372
Telecommunications	288	255	814	750
Other general operating	2,313	1,411	4,818	3,940
Merger and restructuring charges	247	84	629	270
Total noninterest expense	11,660	8,711	30,582	27,115
Income before income taxes	1,511	5,356	8,230	21,839
Income tax expense	334	1,658	2,433	7,125
Net income	$1,177	$3,698	$5,797	$14,714
Preferred stock dividends	473	43	849	129
Net income available to common shareholders	$704	$3,655	$4,948	$14,585
Per common share information
Earnings	$0.15	$0.83	$1.11	$3.30
Diluted earnings	0.15	0.82	1.10	3.25
Dividends paid	0.64	0.64	1.92	1.76
Average common shares issued and outstanding (in thousands)	4,543,963	4,420,616	4,469,517	4,424,269
Average diluted common shares issued and outstanding (in thousands)	4,563,508	4,475,917	4,493,506	4,483,465

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions)	September 30 2008	December 31 2007
Assets
Cash and cash equivalents	$39,341	$42,531
Time deposits placed and other short-term investments	11,709	11,773
Federal funds sold and securities purchased under agreements to resell (includes $2,636 and $2,578 measured at fair value, and $86,722 and $128,887 pledged as collateral)	87,038	129,552
Trading account assets (includes $134,775 and $88,745 pledged as collateral)	174,859	162,064
Derivative assets	45,792	34,662
Debt securities:
Available-for-sale (includes $120,113 and $107,440 pledged as collateral)	257,427	213,330
Held-to-maturity, at cost (fair value - $1,250 and $726)	1,250	726
Total debt securities	258,677	214,056
Loans and leases (includes $5,383 and $4,590 measured at fair value and $167,728 and $115,285 pledged as collateral)	942,676	876,344
Allowance for loan and lease losses	(20,346)	(11,588)
Loans and leases, net of allowance	922,330	864,756
Premises and equipment, net	13,000	11,240
Mortgage servicing rights (includes $20,811 and $3,053 measured at fair value)	21,131	3,347
Goodwill	81,756	77,530
Intangible assets	9,167	10,296
Loans held-for-sale (includes $15,610 and $15,765 measured at fair value)	27,414	34,424
Other assets (includes $26,499 and $25,323 measured at fair value)	138,963	119,515
Total assets	$1,831,177	$1,715,746
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$201,025	$188,466
Interest-bearing (includes $1,737 and $2,000 measured at fair value)	577,503	501,882
Deposits in foreign offices:
Noninterest-bearing	3,524	3,761
Interest-bearing	91,999	111,068
Total deposits	874,051	805,177
Federal funds purchased and securities sold under agreements to repurchase	225,729	221,435
Trading account liabilities	68,229	77,342
Derivative liabilities	26,466	22,423
Commercial paper and other short-term borrowings	145,812	191,089
Accrued expenses and other liabilities (includes $1,854 and $660 measured at fair value and $427 and $518 of reserve for unfunded lending commitments)	72,141	53,969
Long-term debt	257,710	197,508
Total liabilities	1,670,138	1,568,943

Commitments and contingencies (Note 9 – Variable Interest Entities and Note 12 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 7,602,067 and 185,067 shares	24,151	4,409
Common stock and additional paid-in capital, $0.01 par value; authorized – 7,500,000,000 shares; issued and outstanding – 4,562,054,554 and 4,437,885,419 shares	65,361	60,328
Retained earnings	77,695	81,393
Accumulated other comprehensive income (loss)	(5,647)	1,129
Other	(521)	(456)
Total shareholders’ equity	161,039	146,803
Total liabilities and shareholders’ equity	$1,831,177	$1,715,746

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2006	$2,851	4,458,151	$61,574	$79,024	$(7,711)	$(466)	$135,272
Cumulative adjustment for accounting changes (2):
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				14,714			14,714	$14,714
Net changes in available-for-sale debt and marketable equity securities					(1,130)		(1,130)	(1,130)
Net changes in foreign currency translation adjustments					156		156	156
Net changes in derivatives					(22)		(22)	(22)
Employee benefit plan adjustments					92		92	92
Cash dividends paid:
Common				(7,847)			(7,847)
Preferred				(129)			(129)
Issuance of preferred stock	550						550
Common stock issued under employee plans and related tax benefits		49,734	2,366			(113)	2,253
Common stock repurchased		(71,030)	(3,664)				(3,664)
Balance, September 30, 2007	$3,401	4,436,855	$60,276	$84,027	$(8,615)	$(579)	$138,510	$13,810
Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803
Net income				5,797			5,797	$5,797
Net changes in available-for-sale debt and marketable equity securities					(7,054)		(7,054)	(7,054)
Net changes in foreign currency translation adjustments					(242)		(242)	(242)
Net changes in derivatives					485		485	485
Employee benefit plan adjustments					35		35	35
Cash dividends paid:
Common				(8,646)			(8,646)
Preferred				(849)			(849)
Issuance of preferred stock	19,742						19,742
Stock issued in acquisition (3)		106,776	4,201				4,201
Common stock issued under employee plans and related tax benefits		17,394	832			(65)	767
Balance, September 30, 2008	$24,151	4,562,055	$65,361	$77,695	$(5,647)	$(521)	$161,039	$(979)

(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(2)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

(3)	Includes adjustments for the fair value of certain Countrywide stock-based compensation awards of 507 thousand shares and $86 million.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2008	2007
Operating activities
Net income	$5,797	$14,714
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	18,290	5,075
Gains on sales of debt securities	(362)	(71)
Depreciation and premises improvements amortization	1,074	836
Amortization of intangibles	1,357	1,209
Deferred income tax benefit	(1,429)	(213)
Net increase in trading and derivative instruments	(13,615)	(14,252)
Net (increase) decrease in other assets	6,422	(19,157)
Net increase in accrued expenses and other liabilities	13,639	7,238
Other operating activities, net	103	3,429
Net cash provided by (used in) operating activities	31,276	(1,192)
Investing activities
Net decrease in time deposits placed and other short-term investments	64	5,135
Net decrease in federal funds sold and securities purchased under agreements to resell	49,163	148
Proceeds from sales of available-for-sale debt securities	69,218	10,956
Proceeds from paydowns and maturities of available-for-sale debt securities	18,825	15,231
Purchases of available-for-sale debt securities	(109,219)	(7,217)
Proceeds from maturities of held-to-maturity debt securities	176	547
Purchases of held-to-maturity debt securities	(840)	(116)
Proceeds from sales of loans and leases	42,209	45,058
Other changes in loans and leases, net	(62,464)	(138,371)
Net purchases of premises and equipment	(1,526)	(1,318)
Proceeds from sales of foreclosed properties	506	60
(Acquisition) divestiture of business activities, net	6,650	(3,694)
Other investing activities, net	(214)	2,078
Net cash provided by (used in) investing activities	12,548	(71,503)
Financing activities
Net increase in deposits	5,884	2,318
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(15,398)	(18,809)
Net increase (decrease) in commercial paper and other short-term borrowings	(45,277)	59,928
Proceeds from issuance of long-term debt	24,038	60,580
Retirement of long-term debt	(26,559)	(23,018)
Proceeds from issuance of preferred stock	19,742	550
Proceeds from issuance of common stock	229	1,022
Common stock repurchased	-	(3,664)
Cash dividends paid	(9,495)	(7,976)
Excess tax benefits of share-based payments	34	233
Other financing activities, net	(85)	(52)
Net cash provided by (used in) financing activities	(46,887)	71,112
Effect of exchange rate changes on cash and cash equivalents	(127)	110
Net decrease in cash and cash equivalents	(3,190)	(1,473)
Cash and cash equivalents at January 1	42,531	36,429
Cash and cash equivalents at September 30	$39,341	$34,956

During the nine months ended September 30, 2008, the Corporation reclassified $12.6 billion of AFS debt securities to trading account assets in connection with the Countrywide acquisition.

The Corporation securitized $23.4 billion of residential mortgage loans into mortgage-backed securities and $4.9 billion of automobile loans into asset-backed securities which were retained by the Corporation during the nine months ended September 30, 2008.

The fair values of noncash assets acquired and liabilities assumed in the Countrywide acquisition were $157.6 billion and $158.0 billion.

Approximately 107 million shares of common stock, valued at approximately $4.2 billion were issued in connection with the Countrywide acquisition.

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

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On July 1, 2008, Bank of America Corporation and its subsidiaries (the Corporation) acquired Countrywide Financial Corporation (Countrywide) through its merger with a subsidiary of the Corporation in exchange for stock with a value of $4.2 billion. For more information related to our Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements. On October 1, 2007, the Corporation acquired all the outstanding shares of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. These mergers were accounted for under the purchase method of accounting. Consequently, Countrywide’s, LaSalle’s and U.S. Trust Corporation’s results of operations were included in the Corporation’s results from their dates of acquisition.

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At September 30, 2008, the Corporation operated its banking activities primarily under four charters: Bank of America, National Association (Bank of America, N.A.), FIA Card Services, N.A., LaSalle Bank, N.A. and Countrywide Bank, FSB. Effective October 17, 2008, LaSalle Bank, N.A. merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

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

Recently Proposed and Issued Accounting Pronouncements

On October 10, 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies how Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157) should be applied when valuing securities in markets that are not active. The adoption of FSP 157-3, effective September 30, 2008, did not impact the Corporation’s financial condition and results of operations.

On September 15, 2008 the FASB released exposure drafts which would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (SFAS 140), and FASB Interpretation (FIN) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46R). As written, the proposed amendments would, among other things, eliminate the concept of a qualifying special purpose entity (QSPE) and change the standards for consolidation of variable interest entities (VIEs). The changes would be effective for both existing and newly-created entities as of January 1, 2010. If adopted as written, the amendments would likely result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Consolidated Balance Sheet of the Corporation. However, the impact on the Corporation cannot be determined with any degree of certainty until the FASB issues the final amendments to SFAS 140 and FIN 46R.

On September 12, 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1). FSP 133-1 requires expanded disclosures about credit derivatives and guarantees. The expanded disclosure requirements for FSP 133-1 are effective for the Corporation’s financial statements for the year ending December 31, 2008 and earlier adoption is not permitted. The adoption of FSP 133-1 will not impact the Corporation’s financial condition and results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). FSP 03-6-1 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share (EPS) using the two-class method under SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. Additionally, all prior-period EPS data shall be adjusted retrospectively. The adoption of FSP 03-6-1 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) which requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Corporation’s financial position, financial performance and cash flows. SFAS 161 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009. The adoption of SFAS 161 will not impact the Corporation’s financial condition and results of operations.

On February 20, 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. The adoption of FSP 140-3 will not have a material impact on the Corporation’s financial condition and results of operations.

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

On December 4, 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report noncontrolling (i.e., minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. Management is currently evaluating the impact of the adoption of SFAS 160 on the Corporation’s financial condition. The adoption of SFAS 160 will not have any impact on the Corporation’s results of operations.

On January 1, 2008, the Corporation adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption on a prospective basis. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments.

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

NOTE 2 – Merger and Restructuring Activity

Merrill Lynch

In September 2008, the Corporation announced an agreement to acquire Merrill Lynch & Co., Inc. (Merrill Lynch) in an all-stock transaction. The transaction has been approved by the board of directors of each company. Merrill Lynch common shareholders would receive 0.8595 of a share of Bank of America Corporation common stock in exchange for one share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders would receive Bank of America Corporation preferred stock having substantially identical terms. Merrill Lynch convertible preferred stock will remain outstanding and will thereafter be convertible into Bank of America common stock at an equivalent exchange ratio. The acquisition would add Merrill Lynch’s more than 16,000 financial advisors and its interest in BlackRock, Inc., a publicly traded investment management company. In addition, the acquisition is expected to increase the Corporation’s underwriting capabilities for debt and equity offerings, as well as its ability to advise on global mergers and acquisitions. The completion of this transaction is subject to closing conditions, and shareholder and regulatory approvals, and is expected to close on or around December 31, 2008.

Countrywide

On July 1, 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The acquisition of Countrywide significantly improved the Corporation’s mortgage originating and servicing capabilities, while making us a leading mortgage originator and servicer.

As provided by the merger agreement, 583 million shares of Countrywide common stock were exchanged for 107 million shares of the Corporation’s common stock. This represents approximately two percent of the Corporation’s outstanding common stock at the date of acquisition. Countrywide shareholders also received cash of $346 thousand in place of any fractional shares of the Corporation’s common stock that would have otherwise been issued on July 1, 2008. The $2.0 billion of Countrywide’s Series B convertible preferred shares that were previously held by the Corporation were cancelled.

The merger is being accounted for as a purchase in accordance with SFAS 141. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the merger date as summarized below. The final allocation of the purchase price will be finalized upon completing the analysis of the fair values of Countrywide’s assets and liabilities.

Countrywide Preliminary Purchase Price Allocation

(Dollars in billions)

Purchase price (1)	$4.2
Preliminary allocation of the purchase price
Countrywide stockholders’ equity (2)	8.4
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Loans (3)	(9.3)
Investments in other financial instruments	(0.3)
Mortgage servicing rights	(1.5)
Other assets	(0.7)
Deposits	(0.2)
Notes payable and other liabilities	(1.0)
Pre-tax total adjustments	(13.0)
Deferred income taxes	4.7
After-tax total adjustments	(8.3)
Fair value of net assets acquired	0.1
Preliminary goodwill resulting from the Countrywide merger (4)	$4.1

(1)

The value of the shares of common stock exchanged with Countrywide shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after January 11, 2008, the date of the Countrywide merger agreement.

(2)

Represents the remaining Countrywide shareholders’ equity as of the acquisition date after the cancellation of the $2.0 billion of Series B convertible preferred shares owned by the Corporation, as part of the merger.

(3)	Represents the loan portfolio credit adjustment of $14.3 billion less the allowance for loan and lease losses of $5.0 billion at the acquisition date and other miscellaneous adjustments.

(4)	No goodwill is expected to be deductible for federal income tax purposes. All the goodwill was allocated to Global Consumer and Small Business Banking.

LaSalle

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

LaSalle Purchase Price Allocation
(Dollars in billions)

Purchase price	$21.0

Allocation of the purchase price
LaSalle stockholders’ equity	12.5
LaSalle goodwill and other intangible assets	(2.7)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases	(0.1)
Premises and equipment	(0.2)
Identified intangibles (1)	1.0
Other assets	(0.3)
Exit and termination liabilities	(0.4)
Fair value of net assets acquired	9.8
Goodwill resulting from the LaSalle merger (2)	$11.2

(1)

Includes core deposit intangibles of $0.7 billion, and other intangibles of $0.3 billion. The amortization life for core deposit intangibles and other intangibles is 10 years. These intangibles are amortized on an accelerated basis.

(2)	No goodwill is deductible for federal income tax purposes. The goodwill has been allocated across all of the Corporation’s business segments.

U.S. Trust

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

MBNA

On January 1, 2006, the Corporation acquired 100 percent of the outstanding stock of MBNA Corporation (MBNA) and as a result, 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. MBNA shareholders also received cash of $5.2 billion. MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and those of acquired entities. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Severance and employee-related charges	$15	$21	$90	$39
Systems integrations and related charges	186	47	431	183
Other	46	16	108	48
Total merger and restructuring charges (1)	$247	$84	$629	$270

(1)

Included for the three and nine months ended September 30, 2008, are merger-related charges of $72 million for both periods related to the Countrywide merger, $159 million and $462 million related to the LaSalle merger and $16 million and $95 million related to the U.S. Trust Corporation merger.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for the three and nine months ended September 30, 2008 and 2007.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2008	2007	2008	2007
Balance, January 1	$377	$125	$108	$67
Exit cost and restructuring charges:
LaSalle	87	-	46	-
U.S. Trust Corporation	-	-	26	-
MBNA	(2)	-	-	16
Cash payments	(112)	(45)	(67)	(47)
Balance, June 30	350	80	113	36
Exit cost and restructuring charges:
Countrywide	588	-	32	-
LaSalle	(56)	-	(22)	-
U.S. Trust Corporation	-	35	5	19
MBNA	(4)	-	(3)	2
Cash payments	(203)	(12)	(50)	(7)
Balance, September 30	$675	$103	$75	$50

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.
(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

As of December 31, 2007, there were $377 million of exit cost reserves related to the MBNA, U.S. Trust Corporation and LaSalle mergers, including $187 million for severance, relocation and other employee-related costs and $190 million for contract terminations. During the three months ended September 30, 2008, $528 million was added to the exit cost reserves primarily related to the Countrywide acquisition, including $453 million for severance, relocation and other employee-related costs and $75 million for contract terminations. The $528 million included $56 million in exit cost reserve adjustments related to the LaSalle acquisition primarily due to lower than expected lease terminations with the offset being recorded as a reduction to goodwill. Cash payments of $203 million during the three months ended September 30, 2008 consisted of $160 million in severance, relocation and other employee-related costs and $43 million for contract terminations. During the nine months ended September 30, 2008, a net amount of $613 million was added to the exit cost reserves related to the Countrywide, LaSalle and MBNA mergers, including $538 million for severance, relocation and other employee-related costs and $75 million for contract terminations. Cash payments of $315 million during the nine months ended September 30, 2008 consisted of $260 million in severance, relocation and other employee-related costs and $55 million for contract terminations. As of September 30, 2008, exit cost reserves of $675 million included $465 million for Countrywide and $194 million for LaSalle.

As of December 31, 2007, there were $108 million of restructuring reserves related to the MBNA, U.S. Trust Corporation and LaSalle mergers, including $104 million related to severance and other employee-related costs and $4 million related to contract terminations. During the three and nine months ended September 30, 2008, $12 million and $84 million were added to the restructuring reserves, related to severance and other employee-related costs. Cash payments of $50 million during the three months ended September 30, 2008 were all related to severance and other employee-related costs. Cash payments of $117 million during the nine months ended September 30, 2008 consisted of $115 million in severance and other employee-related costs and $2 million in contract terminations.

Payments under exit cost and restructuring reserves associated with the MBNA merger were substantially completed in 2007 while payments associated with the U.S. Trust Corporation, LaSalle and Countrywide mergers will continue into 2009.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at September 30, 2008 and December 31, 2007.

(Dollars in millions)	September 30 2008	December 31 2007
Trading account assets
U.S. Government and agency securities (1)	$87,778	$48,240
Corporate securities, trading loans, and other	47,542	55,360
Foreign sovereign debt	14,610	17,161
Equity securities	14,352	22,910
Mortgage trading loans and asset-backed securities	10,577	18,393
Total trading account assets	$174,859	$162,064
Trading account liabilities
U.S. Government and agency securities	$37,366	$35,375
Equity securities	17,842	25,926
Foreign sovereign debt	7,373	9,292
Corporate securities and other	5,648	6,749
Total trading account liabilities	$68,229	$77,342

(1)	Includes $56.2 billion and $21.5 billion at September 30, 2008 and December 31, 2007 of government-sponsored enterprise obligations.

NOTE 4 – Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. These fair values are further adjusted to take into account the Corporation’s and counterparties’ credit risk. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) accounting purposes. Derivatives held for trading purposes are included in derivative assets or derivative liabilities with changes in fair value reflected in trading account profits (losses). Other derivatives that are used as economic hedges, but not designated in a hedging relationship for accounting purposes, are also included in derivative assets or derivative liabilities with changes in fair value recorded in mortgage banking income or other income (loss). A detailed discussion of derivative trading activities and asset and liability management (ALM) activities is presented in Note 1 – Summary of Significant Accounting Principles and Note 4 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

The following table presents the contract/notional amounts and credit risk amounts at September 30, 2008 and December 31, 2007 of all the Corporation’s derivative positions. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At September 30, 2008 and December 31, 2007, the cash collateral applied against derivative assets was $18.1 billion and $12.8 billion. In addition, at September 30, 2008 and December 31, 2007, the cash collateral applied against derivative liabilities was $10.0 billion. The average fair value of derivative assets, less cash collateral, for the three months ended September 30, 2008 and December 31, 2007 was $43.7 billion and $33.9 billion. The average fair value of derivative liabilities, less cash collateral, for the three months ended September 30, 2008 and December 31, 2007 was $22.1 billion and $20.7 billion.

	September 30, 2008		December 31, 2007
(Dollars in millions)	Contract/ Notional (1)	Credit Risk	Contract/ Notional (1)	Credit Risk
Interest rate contracts
Swaps	$26,231,470	$22,692	$22,472,949	$15,368
Futures and forwards	4,524,377	276	2,596,146	10
Written options	1,655,861	-	1,402,626	-
Purchased options	1,681,905	3,009	1,479,985	2,508
Foreign exchange contracts
Swaps	442,839	5,070	505,878	7,350
Spot, futures and forwards	2,029,134	8,468	1,600,683	4,124
Written options	241,301	-	341,148	-
Purchased options	215,581	1,356	339,101	1,033
Equity contracts
Swaps	30,865	2,250	56,300	2,026
Futures and forwards	20,900	318	12,174	10
Written options	257,855	-	166,736	-
Purchased options	282,074	8,175	195,240	6,337
Commodity contracts
Swaps	5,019	974	13,627	770
Futures and forwards	11,756	64	14,391	12
Written options	22,455	-	14,206	-
Purchased options	19,335	390	13,093	372
Credit derivatives	2,467,386	10,876	3,046,381	7,493

Credit risk before cash collateral		63,918		47,413
Less: Cash collateral applied		18,126		12,751
Total derivative assets		$45,792		$34,662

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

The Corporation executes the majority of its derivative positions in the over-the-counter market with large, international financial institutions, including broker/dealers and to a lesser degree with a variety of other investors. The Corporation is subject to counterparty credit risk in the event that these counterparties fail to perform under the terms of their contracts and records valuation adjustments against the derivative assets to reflect counterparty credit risk. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty (where applicable), and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as discussed above, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events. During the three and nine months ended September 30, 2008, valuation adjustments of $467 million and $1.4 billion were recognized as trading account losses for counterparty credit risk. At September 30, 2008 the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $2.0 billion.

In addition, the fair value of the Corporation’s derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and nine months ended September 30, 2008, valuation adjustments of $106 million and $346 million were recognized as trading account profits for changes in the Corporation’s credit risk. At September 30, 2008 the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $555 million.

Fair Value, Cash Flow and Net Investment Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated OCI of approximately $1.5 billion ($947 million after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Fair value hedges
Hedge ineffectiveness recognized in net interest income	$(10)	$35	$(8)	$(1)
Cash flow hedges
Hedge ineffectiveness recognized in net interest income	1	(8)	(7)	(1)
Net losses on transactions which are probable of not occurring recognized in other income	-	32	-	18

The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days as well as by issuing foreign denominated debt. The Corporation recorded a net derivative gain of $1.4 billion in accumulated OCI associated with net investment hedges for both the three and nine months ended September 30, 2008 as compared to losses of $266 million and $568 million for the same periods in the prior year.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt and marketable equity securities at September 30, 2008 and December 31, 2007 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale debt securities, September 30, 2008
U.S. Treasury securities and agency debentures	$906	$10	$(5)	$911
Mortgage-backed securities (1)	221,390	129	(8,756)	212,763
Foreign securities	5,657	13	(112)	5,558
Corporate/Agency bonds	3,790	2	(574)	3,218
Other taxable securities (2)	26,469	9	(357)	26,121
Total taxable securities	258,212	163	(9,804)	248,571
Tax-exempt securities	9,896	1	(1,041)	8,856
Total available-for-sale debt securities	$268,108	$164	$(10,845)	$257,427
Available-for-sale marketable equity securities (3)	$9,469	$10,733	$(903)	$19,299
Available-for-sale debt securities, December 31, 2007
U.S. Treasury securities and agency debentures	$749	$10	$-	$759
Mortgage-backed securities (1)	166,768	92	(3,144)	163,716
Foreign securities	6,568	290	(101)	6,757
Corporate/Agency bonds	3,107	2	(76)	3,033
Other taxable securities (2)	24,608	69	(84)	24,593
Total taxable securities	201,800	463	(3,405)	198,858
Tax-exempt securities	14,468	73	(69)	14,472
Total available-for-sale debt securities	$216,268	$536	$(3,474)	$213,330
Available-for-sale marketable equity securities (3)	$6,562	$13,530	$(352)	$19,740

(1)	Substantially all securities were issued by U.S. government-backed or government-sponsored enterprises.

(2)	Includes asset-backed securities.

(3)	Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet.

At September 30, 2008 and December 31, 2007, both the amortized cost and fair value of held-to-maturity debt securities was $1.3 billion and $726 million and the accumulated net unrealized gains (losses) on AFS debt and marketable equity securities included in accumulated OCI were $(518) million and $6.6 billion, net of the related income tax expense (benefit) of $(333) million and $3.7 billion.

The Corporation recognized $1.6 billion and $2.7 billion of other-than-temporary impairment losses on AFS debt, primarily CDO-related, and marketable equity securities during the three and nine months ended September 30, 2008. No such losses were recognized during the three and nine months ended September 30, 2007. At September 30, 2008 and December 31, 2007, the Corporation had nonperforming AFS debt securities of $436 million and $180 million.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Corporation’s intent and ability to hold the security to recovery. Based on the Corporation’s evaluation of the above and other relevant factors, the Corporation does not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at September 30, 2008 are other-than-temporarily impaired.

The Corporation obtained certain securities as part of the Countrywide acquisition with evidence of deterioration and for which it was probable that all contractually required payments would not be collected. The securities’ par value was approximately $4.2 billion and fair value was approximately $2.5 billion as of the merger date.

Certain Corporate and Strategic Investments

At September 30, 2008 and December 31, 2007, the Corporation owned approximately 11 percent, or 25.1 billion common shares and eight percent, or 19.1 billion common shares, of China Construction Bank (CCB). On July 21, 2008, under the terms of the purchase option the Corporation increased its ownership by purchasing approximately $1.9 billion of the common shares of CCB. These recently purchased shares are accounted for at cost, recorded in other assets and are non-transferable until August 2011. The initial investment of 19.1 billion common shares is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset to accumulated OCI. These shares became transferable in October 2008. At September 30, 2008 and December 31, 2007, the cost of the CCB investment was $4.9 billion and $3.0 billion and the carrying value was $14.5 billion and $16.4 billion. Dividend income on this investment is recorded in equity investment income. We also hold an option to increase our ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. The strike price of the option is based on the greater of 1.2 times the book value per share for the most recent calendar year end or the IPO price that steps up on an annual basis and is currently at 107 percent of the IPO price. When based on the IPO price the strike price is capped at 118 percent.

Additionally, the Corporation owned approximately 171.3 million and 137.0 million of preferred shares, and 51.3 million and 41.1 million of common shares of Banco Itaú Holding Financeira S.A. (Banco Itaú) at September 30, 2008 and December 31, 2007. This investment in Banco Itaú is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset to accumulated OCI. Prior to the second quarter of 2008, these shares were accounted for at cost. Dividend income on this investment is recorded in equity investment income. At September 30, 2008 and December 31, 2007, the cost of this investment was $2.6 billion and the fair value was $3.7 billion and $4.6 billion.

At September 30, 2008 and December 31, 2007, the Corporation had a 24.9 percent, or $2.9 billion and $2.6 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at September 30, 2008 and December 31, 2007 were:

(Dollars in millions)	September 30 2008	December 31 2007
Consumer
Residential mortgage	$256,989	$274,949
Home equity	151,938	114,820
Discontinued real estate (1)	22,081	n/a
Credit card – domestic	63,012	65,774
Credit card – foreign	18,338	14,950
Direct/Indirect consumer (2)	82,849	76,538
Other consumer (3)	3,680	4,170
Total consumer	598,887	551,201
Commercial
Commercial – domestic (4)	219,303	208,297
Commercial real estate (5)	63,736	61,298
Commercial lease financing	22,416	22,582
Commercial – foreign	32,951	28,376
Total commercial loans	338,406	320,553
Commercial loans measured at fair value (6)	5,383	4,590
Total commercial	343,789	325,143
Total loans and leases	$942,676	$876,344

(1)	Includes $20.1 billion of pay option loans and $1.9 billion of subprime loans obtained as part of the acquisition of Countrywide. The Corporation no longer originates these products.

(2)	Includes foreign consumer loans of $2.4 billion and $3.4 billion at September 30, 2008 and December 31, 2007.

(3)	Includes consumer finance loans of $2.7 billion and $3.0 billion, and other foreign consumer loans of $736 million and $829 million at September 30, 2008 and December 31, 2007.

(4)	Includes small business commercial – domestic loans, primarily card related, of $19.4 billion and $19.3 billion at September 30, 2008 and December 31, 2007.

(5)

Includes domestic commercial real estate loans of $62.7 billion and $60.2 billion, and foreign commercial real estate loans of $1.0 billion and $1.1 billion at September 30, 2008 and December 31, 2007.

(6)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $4.0 billion and $3.5 billion, commercial – foreign loans of $1.2 billion and $790 million, and commercial real estate loans of $213 million and $304 million at September 30, 2008 and December 31, 2007. See Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a = not applicable

Nonperforming Loans and Leases

At September 30, 2008 and December 31, 2007, nonperforming loans and leases, including impaired and nonaccrual consumer loans and excluding acquired loans that were accounted for under SOP 03-3, totaled $11.8 billion and $5.6 billion. In addition, included in other assets were consumer and commercial nonperforming loans held-for-sale of $848 million and $188 million at September 30, 2008 and December 31, 2007. Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted.

The following table presents the recorded loan amounts, without consideration for the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS 114 at September 30, 2008 and December 31, 2007. SFAS 114 defines impairment to include performing loans which had previously been accounted for as a troubled debt restructuring and excludes all commercial leases.

Impaired Loans

(Dollars in millions)	September 30 2008	December 31 2007
Commercial
Commercial – domestic (1)	$1,761	$1,018
Commercial real estate	3,090	1,099
Commercial – foreign	48	19
Total impaired loans	$4,899	$2,136

(1)	Includes small business commercial – domestic loans of $183 million and $152 million at September 30, 2008 and December 31, 2007.

SOP 03-3

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Corporation will be unable to collect all contractually required payments are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores, and refreshed loan-to-value (LTV), some of which are not immediately available as of the purchase date. The Corporation will continue to evaluate this information and other credit related information as it becomes available. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Corporation’s initial investment in loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires acquired impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP.

The fair values for loans within the scope of SOP 03-3 are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected at acquisition using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

As of July 1, 2008 and September 30, 2008 acquired loans within the scope of SOP 03-3 had an unpaid principal balance of $54.4 billion and $52.8 billion and carrying value of $41.1 billion and $39.9 billion. The following table provides details on loans obtained in connection with the Countrywide acquisition within the scope of SOP 03-3.

Acquired Loan Information

(Dollars in millions)	As of July 1, 2008 (1)
Contractually required payments including interest	$77,534
Less: Nonaccretable difference	(19,574)

Cash flows expected to be collected (2)	57,960
Less: Accretable yield	(16,841)

Fair value of loans acquired	$41,119
(1)	Date of the Countrywide acquisition.
(2)	Represents undiscounted expected principal and interest cash flows at acquisition.

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. There was no allowance for loan and lease losses related to loans acquired within the scope of SOP 03-3 as of September 30, 2008. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, foreclosure, or troubled debt restructurings result in removal of the loan from the SOP 03-3 portfolio at its carrying amount.

The following table provides activity for the accretable yield of loans acquired from Countrywide within the scope of SOP 03-3 for the three months ended September 30, 2008.

Accretable Yield Activity

(Dollars in millions)	Three Months Ended September 30, 2008
Accretable yield, beginning balance	$16,841
Accretions	(748)
Disposals	(413)
Reclassifications (to)/from nonaccretable difference (1)	-
Accretable yield, September 30	$15,680

(1)	Nonaccretable difference represents gross contractually required payments including interest less expected cash flows.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Allowance for loan and lease losses, beginning of period	$17,130	$9,060	$11,588	$9,016
Adjustment due to the adoption of SFAS 159	-	-	-	(32)
Loans and leases charged off	(4,698)	(1,897)	(11,760)	(5,445)
Recoveries of loans and leases previously charged off	342	324	1,070	950
Net charge-offs	(4,356)	(1,573)	(10,690)	(4,495)
Provision for loan and lease losses	6,530	2,014	18,381	5,050
Other (1)	1,042	34	1,067	(4)
Allowance for loan and lease losses, September 30	20,346	9,535	20,346	9,535
Reserve for unfunded lending commitments, beginning of period	507	376	518	397
Adjustment due to the adoption of SFAS 159	-	-	-	(28)
Provision for unfunded lending commitments	(80)	16	(91)	25
Other	-	-	-	(2)
Reserve for unfunded lending commitments, September 30	427	392	427	392
Allowance for credit losses, September 30	$20,773	$9,927	$20,773	$9,927

(1)	Includes the $1.3 billion addition of the Countrywide allowance for loan losses.

NOTE 8 – Securitizations

The Corporation securitizes loans which may be serviced by the Corporation or by third parties. With each securitization, the Corporation may retain all or a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, over-collateralization and cash reserve accounts, all of which are called retained interests. These retained interests are recorded in other assets, AFS debt securities, and/or trading account assets and are carried at fair value or amounts that approximate fair value with changes recorded in income or accumulated OCI. Changes in the fair value for credit card related interest-only strips are recorded in card income.

Mortgage-related Securitizations

The Corporation securitizes a portion of its residential mortgage loan originations in conjunction with or shortly after loan closing. In addition, the Corporation may, from time to time, securitize commercial mortgages and first lien residential mortgages that it originates or purchases from other entities. During the three and nine months ended September 30, 2008, the Corporation converted a total of $51.9 billion (including $525 million originated by other entities) and $116.7 billion (including $12.4 billion originated by other entities), compared to $24.9 billion (including $2.2 billion originated by other entities) and $62.8 billion (including $12.6 billion originated by other entities) during the same periods in 2007, of commercial mortgages and first lien residential mortgages into mortgage-backed securities issued through government sponsored entities (GSE) or through subsidiaries of the Corporation. At September 30, 2008 and December 31, 2007, the Corporation held senior securities issued by its securitization vehicles of $16.3 billion ($11.9 billion issued in 2008) and $9.2 billion ($5.9 billion issued in 2007), substantially all of which are valued using quoted market prices. Of these senior securities, $14.6 billion and $7.8 billion were classified as AFS debt securities and $1.7 billion and $1.4 billion were classified as trading account assets at September 30, 2008 and December 31, 2007. In addition, the Corporation retained subordinated securities, which totaled $42 million (none of which were issued in 2008) and $196 million ($137 million issued in 2007) at September 30, 2008 and December 31, 2007, which are typically valued using quantitative models, and are classified in trading account assets.

During the three and nine months ended September 30, 2008, the Corporation reported $740 million and $1.3 billion in gains, net of hedges, on loans converted into securities and sold, as compared to $30 million and $273 million during the same periods in 2007. At September 30, 2008 and December 31, 2007, the Corporation had recourse obligations of $158 million and $150 million with varying terms up to seven years on loans that had been securitized and sold.

Included in the information above for the third quarter of 2008 are mortgage-related securitizations related to Countrywide. During the three months ended September 30, 2008, $37.3 billion of first lien residential mortgages were converted into mortgage-backed securities issued through a GSE or through subsidiaries of the Corporation. In addition, the Corporation reported $525 million in gains, net of hedges, on these loans converted into securities and sold.

The Corporation sells loans with various representations and warranties related to among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. In the event of a breach of the Corporation’s representations and warranties, the Corporation may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Corporation bears any subsequent credit loss on the mortgage loans. The Corporation’s representations and warranties are generally not subject to stated limits. However, the Corporation’s contractual liability arises only when the representations and warranties are breached. The Corporation attempts to limit its risk of incurring these losses by structuring its operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. In addition, certain of our securitizations include a corporate guarantee, which are contracts written to protect purchasers of our loans from credit losses up to a specified amount. We estimate the losses to be absorbed by the guarantees when we sell loans with guarantees and update our estimates every quarter. The Corporation records its liability for representations and warranties, and corporate guarantees in accrued expenses and other liabilities and records the related expense through mortgage banking income.

During the three and nine months ended September 30, 2008, the Corporation purchased $3.8 billion and $11.1 billion of mortgage-backed securities from third parties and resecuritized them, as compared to $2.8 billion and $16.4 billion during the same periods in 2007. Net gains, which include net interest income earned during the holding period, totaled $26 million and $64 million for the three and nine months ended September 30, 2008, as compared to net losses of $4 million and net gains of $10 million during the same periods in 2007. At September 30, 2008 and December 31, 2007 the Corporation retained $403 million and $540 million of the securities issued in these transactions which were recorded in trading account assets.

The Corporation has retained consumer MSRs from the sale or securitization of mortgage loans, including discontinued mortgage and home equity loans. Servicing fee and ancillary fee income on all consumer mortgage loans serviced, including securitizations, was $1.5 billion and $196 million during the three months ended September 30, 2008 and 2007 and $2.0 billion and $593 million during the nine months ended September 30, 2008 and 2007. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Home Equity and Other Securitizations Acquired

With the purchase of Countrywide, the Corporation acquired residual and other interests held in its home equity securitizations which totaled $128 million at September 30, 2008. The aggregate debt securities outstanding related to these securitizations totaled $30.8 billion at September 30, 2008. In addition, the Corporation acquired residual and other interests held by Countrywide in its subprime mortgage and Alt-A mortgage securitizations which totaled $20 million at September 30, 2008. The aggregate debt securities outstanding related to these securitizations totaled $39.6 billion at September 30, 2008.

At September 30, 2008, the Corporation held senior securities issued by its securitization vehicles of $896 million, all of which are valued using quoted market prices and which $111 million were classified as AFS debt securities and $785 million were classified as trading account assets. At September 30, 2008, the Corporation also held subordinated securities issued by its securitization vehicles of $19 million, all of which are valued using quoted market prices and classified as AFS debt securities.

Under the terms of the Corporation’s home equity securitizations, advances are made to borrowers when they make a subsequent draw on their line of credit and the Corporation is reimbursed for those advances from the cash flows in the securitization. During the revolving period of the securitization, this reimbursement normally occurs within a short period after the advance. However, when the securitization transaction has begun its rapid amortization period, reimbursement of the Corporation’s advance occurs only after other parties in the securitization have received all of the cash flows to which they are entitled. This has the effect of extending the time period for which the Corporation’s advances are outstanding. In particular, if loan losses requiring draws on monoline insurer’s policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurer have priority for repayment. The available credit lines for the securitizations that have triggered or are expected to trigger a rapid amortization event are approximately $1.2 billion at September 30, 2008. At September 30, 2008 the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $422 million.

Credit Card Securitizations

For the three and nine months ended September 30, 2008, the Corporation securitized $3.3 billion and $16.3 billion of credit card receivables resulting in $14 million and $62 million in gains (net of securitization transaction costs of $3 million and $15 million) which were recorded in card income. For the three and nine months ended September 30, 2007, the Corporation securitized $4.6 billion and $14.3 billion of credit card receivables resulting in $29 million and $71 million in gains (net of securitization transaction costs of $1 million and $11 million) which were recorded in card income. At September 30, 2008 and December 31, 2007, the aggregate debt securities outstanding for the Corporation’s credit card securitization trusts were $100.5 billion and $101.3 billion.

At September 30, 2008, the Corporation held senior securities issued by its credit card securitization vehicles of $439 million (issued in 2008). There were no senior securities held at December 31, 2007. At September 30, 2008 and December 31, 2007, the Corporation held subordinated securities issued by its securitization vehicles of $2.2 billion ($1.8 billion issued in 2008) and $425 million (issued in 2007). All of these securities were classified as AFS debt securities and valued using quoted market prices at September 30, 2008 and December 31, 2007.

At September 30, 2008 and December 31, 2007, there were no recognized servicing assets or liabilities associated with any of these credit card securitization transactions.

Key economic assumptions used in measuring the fair value of certain residual interests that continue to be held by the Corporation (included in other assets) in credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

	Credit Card
(Dollars in millions)	September 30 2008	December 31 2007
Carrying amount of residual interests (at fair value) (1)	$2,303	$2,766
Balance of unamortized securitized loans	102,048	102,967
Weighted average life to call or maturity (in years)	0.3	0.3
Monthly payment rate	10.3-14.3%	11.6-16.6%
Impact on fair value of 10% favorable change	$20	$51
Impact on fair value of 25% favorable change	64	158
Impact on fair value of 10% adverse change	(14)	(35)
Impact on fair value of 25% adverse change	(31)	(80)
Weighted average of expected credit losses (annual rate)	7.0%	5.3%
Impact on fair value of 10% favorable change	$209	$141
Impact on fair value of 25% favorable change	522	374
Impact on fair value of 10% adverse change	(165)	(133)
Impact on fair value of 25% adverse change	(173)	(333)
Residual cash flows discount rate (annual rate)	12.5%	11.5%
Impact on fair value of 100 bps favorable change	$2	$9
Impact on fair value of 200 bps favorable change	2	13
Impact on fair value of 100 bps adverse change	(4)	(12)
Impact on fair value of 200 bps adverse change	(10)	(23)

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

Principal proceeds from collections reinvested in revolving credit card securitizations were $37.3 billion and $126.1 billion for the three and nine months ended September 30, 2008 compared to $45.7 billion and $135.0 billion for the same periods in 2007. Contractual credit card servicing fee income totaled $544 million and $1.6 billion for the three and nine months ended September 30, 2008 compared to $526 million and $1.5 billion for the same periods in 2007. Other cash flows received on retained interests, such as cash flow from interest-only strips, were $1.4 billion and $4.6 billion for the three and nine months ended September 30, 2008 compared to $1.7 billion and $4.9 billion for the same periods in 2007, for credit card securitizations.

Other Securitizations

In September 2008, the Corporation securitized $5.7 billion of automobile loans and recorded a loss of $33 million on the transaction. At September 30, 2008 aggregate debt securities outstanding for the Corporation’s automobile securitization vehicle were $5.6 billion. At September 30, 2008, the Corporation held debt securities of $4.9 billion of which $1.6 billion were senior and $3.3 billion were subordinated and all were classified as AFS debt securities and valued using quoted market prices. The Corporation also held a residual asset of $35 million pertaining to this securitization. The Corporation did not securitize any automobile loans during the three and nine months ended September 30, 2007.

Managed Asset Quality Indicators

Portfolio balances, delinquency and historical loss amounts of the managed loans and leases portfolios at September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007, are presented in the following tables.

	September 30, 2008			December 31, 2007
(Dollars in millions)	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More (1)	Nonperforming Loans and Leases (1)	Total Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More	Nonperforming Loans and Leases
Residential mortgage (2)	$256,989	$268	$4,638	$274,949	$237	$1,999
Home equity	151,938	-	2,049	114,820	-	1,340
Discontinued real estate	22,081	-	33	n/a	n/a	n/a
Credit card – domestic	151,118	4,545	n/a	151,862	4,170	n/a
Credit card – foreign	32,280	743	n/a	31,829	714	n/a
Direct/Indirect consumer	82,849	1,113	13	76,538	745	8
Other consumer	3,680	4	89	4,170	4	95
Total consumer	700,935	6,673	6,822	654,168	5,870	3,442
Commercial – domestic (3, 4)	219,303	850	1,749	208,297	546	1,004
Commercial real estate	63,736	204	3,090	61,298	36	1,099
Commercial lease financing	22,416	45	35	22,582	25	33
Commercial – foreign	32,951	5	48	28,376	16	19
Total commercial	338,406	1,104	4,922	320,553	623	2,155
Total managed loans and leases excluding loans measured at fair value (5)	1,039,341	7,777	11,744	974,721	6,493	5,597
Total measured at fair value	5,383	-	-	4,590	-	-
Managed loans in securitizations	(102,048)	(2,958)	n/a	(102,967)	(2,757)	n/a
Total held loans and leases	$942,676	$4,819	$11,744	$876,344	$3,736	$5,597

(1)

Balances do not include loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(2)

Accruing loans and leases past due 90 days or more represent residential mortgage loans related to repurchases pursuant to the Corporation’s servicing agreements with GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

(3)	Includes small business commercial – domestic loans.

(4)

Includes small business – commercial domestic accruing loans and leases past due 90 days or more of $598 million and $427 million and nonperforming loans and leases of $183 million and $152 million at September 30, 2008 and December 31, 2007.

(5)

Does not include first mortgage and home equity securitizations that were part of the Countrywide acquisition. As of September 30, 2008, the total loans and leases related to these securitizations were $71.1 billion, with $4.9 billion in nonperforming loans and leases. At September 30, 2008 and December 31, 2007, the remaining other consumer and commercial loan securitization vehicles were not material to the Corporation.

  n/a = not applicable

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(Dollars in millions)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (1)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (1)
Residential mortgage	$260,748	$242	0.37%	$274,385	$13	0.02%
Home equity	151,142	964	2.53	98,611	50	0.20
Discontinued real estate	22,031	(3)	(0.05)	n/a	n/a	n/a
Credit card – domestic	153,037	2,643	6.87	142,369	1,707	4.76
Credit card – foreign	33,371	353	4.21	29,633	317	4.24
Direct/Indirect consumer	85,392	845	3.94	72,978	353	1.92
Other consumer	3,723	106	11.36	4,322	78	7.18

Total consumer	709,444	5,150	2.89	622,298	2,518	1.61

Commercial – domestic (2)	220,847	644	1.16	173,488	250	0.57
Commercial real estate	63,013	262	1.65	38,732	28	0.28
Commercial lease financing	22,585	8	0.13	20,044	(3)	(0.07)
Commercial – foreign	32,376	46	0.56	24,560	(4)	(0.06)

Total commercial	338,821	960	1.13	256,824	271	0.42

Total managed loans and leases excluding loans measured at fair value (3)	1,048,265	6,110	2.32	879,122	2,789	1.26
Total measured at fair value	4,568	n/a	n/a	3,910	n/a	n/a
Managed loans in securitizations	(105,919)	(1,754)	6.59	(102,516)	(1,216)	4.71

Total held loans and leases	$946,914	$4,356	1.84%	$780,516	$1,573	0.80%

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(Dollars in millions)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (1)	Average Loans and Leases Outstanding	Net Losses	Net Loss Ratio (1)
Residential mortgage	$262,478	$459	0.23%	$260,469	$30	0.02%
Home equity	129,402	2,383	2.46	94,179	95	0.13
Discontinued real estate	7,397	(3)	(0.05)	n/a	n/a	n/a
Credit card – domestic	152,495	7,125	6.24	140,074	5,144	4.91
Credit card – foreign	32,763	994	4.06	28,931	932	4.31
Direct/Indirect consumer	82,242	2,060	3.35	68,281	917	1.79
Other consumer	3,908	275	9.45	4,614	182	5.29

Total consumer	670,685	13,293	2.65	596,548	7,300	1.64

Commercial – domestic (2)	215,213	1,632	1.01	167,960	662	0.53
Commercial real estate	62,516	505	1.08	37,148	30	0.11
Commercial lease financing	22,364	29	0.17	19,828	(15)	(0.10)
Commercial – foreign	31,252	44	0.18	22,221	(1)	(0.01)

Total commercial	331,345	2,210	0.89	247,157	676	0.37

Total managed loans and leases excluding loans measured at fair value (3)	1,002,030	15,503	2.07	843,705	7,976	1.25
Total measured at fair value	4,721	n/a	n/a	1,620	n/a	n/a
Managed loans in securitizations	(106,177)	(4,813)	6.06	(100,163)	(3,481)	4.65

Total held loans and leases	$900,574	$10,690	1.59%	$745,162	$4,495	0.80%

(1)	The net loss ratio is calculated by dividing annualized net losses by average outstanding loans and leases excluding loans measured at fair value for each loan and lease category.

(2)

Includes small business – commercial domestic net losses of $527 million, or 10.64 percent, and $1.4 billion, or 9.23 percent, for the three and nine months ended September 30, 2008, compared to $239 million, or 5.38 percent, and $598 million, or 4.82 percent, for the same periods in 2007.

(3)

Does not include first mortgage and home equity securitizations that were part of the Countrywide acquisition. For the three months ended September 30, 2008, average total loans and leases related to these securitizations were $72.4 billion with $1.5 billion in net losses, or 8.33 percent. For the nine months ended September 30, 2008, average total loans and leases related to these securitizations were $24.3 billion with $1.5 billion in net losses, or 8.33 percent. For the three and nine months ended September 30, 2008 and 2007, the remaining other consumer and commercial loan securitization vehicles were not material to the Corporation.

n/a	= not applicable

NOTE 9 – Variable Interest Entities

The following table presents total assets of those VIEs in which the Corporation holds a significant variable interest and, in the unlikely event that all of the assets in the VIEs become worthless, the Corporation’s maximum exposure to loss. The Corporation’s maximum exposure to loss incorporates not only potential losses associated with assets recorded on the Corporation’s balance sheet but also off-balance sheet commitments, such as unfunded liquidity and lending commitments and other contractual arrangements. In addition to the table below, the Corporation also provided support to certain cash funds managed within Global Wealth and Investment Management (GWIM) as described in more detail in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

	Consolidated (1)		Unconsolidated
(Dollars in millions)	Total Assets	Loss Exposure	Total Assets	Loss Exposure
Variable interest entities, September 30, 2008
Corporation-sponsored multi-seller conduits	$10,932	$13,110	$28,363	$42,440
Collateralized debt obligation vehicles	4,756	4,756	2,543	1,913
Leveraged lease trusts	5,769	5,769	-	-
Other	9,176	7,388	9,147	7,607
Total variable interest entities	$30,633	$31,023	$40,053	$51,960
Variable interest entities, December 31, 2007
Corporation-sponsored multi-seller conduits	$11,944	$16,984	$29,363	$47,335
Collateralized debt obligation vehicles	4,464	4,311	8,324	7,410
Leveraged lease trusts	6,236	6,236	-	-
Other	13,771	12,347	8,260	5,953
Total variable interest entities	$36,415	$39,878	$45,947	$60,698

(1)	The Corporation consolidates VIEs when it is the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

Corporation-Sponsored Multi-Seller Conduits

The Corporation administers four multi-seller conduits, three of which are unconsolidated, which provide a low-cost funding alternative to its customers by facilitating their access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue short-term commercial paper that is rated high-grade and is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and standby letters of credit (SBLCs) or similar loss protection commitments to the conduits. Third parties participate in a small number of the liquidity facilities on a pari passu basis with the Corporation. At September 30, 2008, the Corporation’s liquidity commitments to the conduits were collateralized by various classes of assets. Assets held in the conduits incorporate features such as overcollateralization and cash reserves which are designed to provide credit support to the conduits.

The Corporation is the primary beneficiary of one of the above conduits and consequently it is included in the Consolidated Financial Statements. The assets of this conduit are included in AFS and held-to-maturity debt securities, and other assets. At September 30, 2008, liquidity commitments to the conduit were mainly collateralized by credit card loans (25 percent), auto loans (11 percent), and both capital commitments and corporate and commercial loans (seven percent each). None of these assets are subprime residential mortgages. In addition, 33 percent of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Approximately 65 percent of this exposure is insured. At September 30, 2008, the weighted average life of assets in the consolidated conduit was 5.5 years and the weighted average maturity of commercial paper issued by this conduit was 25 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

The Corporation does not consolidate the other three conduits which issued capital notes and equity interests to independent third parties as it does not expect to absorb a majority of the variability of the conduits. At September 30, 2008, the Corporation’s liquidity commitments to the unconsolidated conduits were collateralized by credit card loans (24 percent), student loans (23 percent), auto loans (14 percent), and equipment loans (eight percent). Less than one percent of these assets are subprime residential mortgages. In addition, 17 percent of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls. At September 30, 2008, the weighted average life of assets in the unconsolidated conduits was 2.7 years and the weighted average maturity of commercial paper issued by these conduits was 34 days.

Net revenues earned from fees associated with these commitments were $98 million and $245 million for the three and nine months ended September 30, 2008 compared to $51 million and $135 million for the same periods in 2007.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper, and equity securities. The Corporation also provides liquidity support to certain CDO vehicles.

The Corporation is the primary beneficiary of certain CDOs which are included in the Consolidated Financial Statements at September 30, 2008 and December 31, 2007. Assets held at fair value in the consolidated CDOs include AFS debt securities of $3.8 billion and $2.8 billion and trading account assets of $907 million and $1.3 billion at September 30, 2008 and December 31, 2007. Substantially all of these investments were acquired in connection with liquidity support in the form of written put options that had been provided to CDO vehicles and other liquidity support which had been provided to the CDO conduit which are discussed below. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation. The Corporation had no unrealized losses on super senior exposure in accumulated OCI at September 30, 2008.

The Corporation’s exposure to unconsolidated CDOs relates principally to liquidity support in the form of written put options with a notional amount of $1.1 billion and $6.8 billion at September 30, 2008 and December 31, 2007. The written put options pertain to commercial paper which is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities issued by the CDOs. The Corporation is obligated to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. The underlying collateral for commitments outstanding at September 30, 2008 consists principally of commercial mortgage-backed securities, ABS and other securities, including trust preferred securities. Subprime residential mortgage-backed securities comprise less than 20 percent of total collateral. These written put options are recorded as derivatives and are carried at fair value with changes in fair value recorded in trading account profits (losses).

Prior to the third quarter of 2008, the Corporation’s liquidity support to unconsolidated CDOs also included other liquidity support of $2.3 billion at December 31, 2007 to a CDO conduit administered by the Corporation that obtained funds by issuing commercial paper to third party investors. The conduit held $2.3 billion of assets at December 31, 2007 consisting of super senior tranches of debt securities issued by other CDOs. During the second quarter of 2008, the CDO conduit was liquidated due to a threatened downgrade of its commercial paper. In accordance with its liquidity obligation, the Corporation purchased the assets of the CDO conduit.

At September 30, 2008 and December 31, 2007, the Corporation held commercial paper with a carrying value of $686 million and $5.0 billion on the balance sheet that was issued by unconsolidated CDO vehicles related to these written put options. In addition, at December 31, 2007 the Corporation held commercial paper with a carrying value of $1.6 billion related to other liquidity support.

Leveraged Lease Trusts

The Corporation’s net investment in leveraged lease trusts totaled $5.8 billion and $6.2 billion at September 30, 2008 and December 31, 2007. These amounts, which were recorded in loans and leases, represent the Corporation’s maximum loss exposure to these entities in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Other

Other consolidated VIEs at September 30, 2008 and December 31, 2007 consisted primarily of securitization vehicles, including an asset acquisition conduit that holds securities on the Corporation’s behalf and term securitization vehicles that did not meet QSPE status, as well as managed investment vehicles that invest in financial assets, primarily debt securities. Included within maximum exposure to loss of these VIEs was $4.1 billion and $7.4 billion of liquidity exposure to consolidated trusts that hold municipal bonds and $1.1 billion and $1.6 billion of liquidity exposure to the consolidated asset acquisition conduit at September 30, 2008 and December 31, 2007. The assets of these consolidated VIEs were recorded in trading account assets, AFS debt securities and other assets. Other unconsolidated VIEs at September 30, 2008 and December 31, 2007 consisted primarily of securitization vehicles, managed investment vehicles that invest in financial assets, primarily debt securities, and investments in affordable housing investment partnerships. Revenues associated with administration, asset management, liquidity, and other services were $2 million and $6 million for the three and nine months ended September 30, 2008 compared to $4 million and $13 million for the same periods in 2007.

NOTE 10 – Goodwill and Intangible Assets

The following tables present goodwill and intangible assets at September 30, 2008 and December 31, 2007, which includes approximately $4.1 billion of goodwill related to the acquisition of Countrywide. For more information on the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

(Dollars in millions)	September 30 2008	December 31 2007
Global Consumer and Small Business Banking	$44,538	$40,340
Global Corporate and Investment Banking	29,569	29,648
Global Wealth and Investment Management	6,505	6,451
All Other	1,144	1,091
Total goodwill	$81,756	$77,530

The gross carrying values and accumulated amortization related to intangible assets at September 30, 2008 and December 31, 2007 are presented below:

	September 30, 2008		December 31, 2007
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,193	$2,548	$7,027	$1,970
Core deposit intangibles	4,594	3,173	4,594	2,828
Affinity relationships	1,664	543	1,681	406
Other intangibles	3,129	1,149	3,050	852
Total intangible assets	$16,580	$7,413	$16,352	$6,056

Amortization of intangibles expense was $464 million and $429 million for the three months ended September 30, 2008 and 2007 and $1.4 billion and $1.2 billion for the nine months ended September 30, 2008 and 2007. The Corporation estimates that aggregate amortization expense is expected to be approximately $450 million for the fourth quarter of 2008. In addition, the Corporation estimates the aggregate amortization expense will be approximately $1.6 billion, $1.4 billion, $1.2 billion, $1.0 billion and $840 million for 2009 through 2013, respectively.

NOTE 11 – Long-term Debt

The following table presents the balance of long-term debt, the related rates and maturity dates at September 30, 2008 obtained in connection with the Countrywide acquisition:

(Dollars in millions)	September 30 2008
Long-term debt issued by Countrywide Financial Corporation and subsidiaries
Advances from Federal Home Loan Banks
Fixed, with a weighted average rate of 4.86%, ranging from 2.91% to 5.52%, due 2008 to 2014	$44,445
Senior notes:
Fixed, with a weighted average rate of 5.16%, ranging from 4.00% to 7.23%, due 2008 to 2036	8,536
Floating, with a weighted average rate of 4.36%, ranging from 2.93% to 7.66%, due 2008 to 2012	4,172
Convertible debentures:
Floating, with a weighted average rate of 0.28%, ranging from 0.00% to 0.55%, due 2037	3,900
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted average rate of 7.04%, ranging from 6.75% to 8.05%, due 2027 to 2036	1,616
Subordinated notes:
Fixed, 6.25%, due 2016	1,000
Total long-term debt issued by Countrywide Financial Corporation and subsidiaries	63,669
Other long-term debt issued by Bank of America Corporation and subsidiaries	194,041
Total long-term debt	$257,710

Including the Countrywide acquisition, the Corporation has aggregate annual maturities on its long-term debt obligations of $9.0 billion for the fourth quarter of 2008 and $37.3 billion, $44.5 billion, $23.8 billion and $25.7 billion for 2009 through 2012, respectively, and $117.4 billion for all years thereafter.

NOTE 12 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $45.8 billion and $39.2 billion at September 30, 2008 and December 31, 2007. At September 30, 2008, the carrying amount of these commitments, excluding fair value adjustments, was $459 million, including deferred revenue of $32 million and a reserve for unfunded legally binding lending commitments of $427 million. At December 31, 2007, the comparable amounts were $550 million, $32 million and $518 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for at fair value, see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Credit extension commitments, September 30, 2008
Loan commitments	$165,291	$104,864	$89,504	$25,543	$385,202
Home equity lines of credit	10,005	1,811	3,221	103,430	118,467
Standby letters of credit and financial guarantees	32,709	21,921	8,307	12,710	75,647
Commercial letters of credit	3,156	39	8	1,892	5,095
Legally binding commitments (1)	211,161	128,635	101,040	143,575	584,411
Credit card lines	857,633	22,832	-	-	880,465
Total credit extension commitments	$1,068,794	$151,467	$101,040	$143,575	$1,464,876

Credit extension commitments, December 31, 2007
Loan commitments	$178,931	$92,153	$106,904	$27,902	$405,890
Home equity lines of credit	8,482	1,828	2,758	107,055	120,123
Standby letters of credit and financial guarantees	31,629	14,493	7,943	8,731	62,796
Commercial letters of credit	3,753	50	33	717	4,553
Legally binding commitments (1)	222,795	108,524	117,638	144,405	593,362
Credit card lines	876,393	17,864	-	-	894,257
Total credit extension commitments	$1,099,188	$126,388	$117,638	$144,405	$1,487,619

(1)

Includes commitments to VIEs disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements, including $42.4 billion and $47.3 billion to corporation-sponsored multi-seller conduits and $0 and $2.3 billion to CDOs at September 30, 2008 and December 31, 2007. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements because the Corporation does not hold a significant variable interest or because they are QSPEs, including $7.8 billion and $6.1 billion to municipal bond trusts and $1.1 billion and $1.7 billion to customer-sponsored conduits at September 30, 2008 and December 31, 2007.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

The Corporation also facilitates bridge financing (high grade debt, high yield debt and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for clients. These concentrations are managed, in part, through the Corporation’s established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as the Corporation is providing offers or commitments for various components of the clients’ capital structures, including lower-rated unsecured and subordinated debt tranches and/or equity. In many cases, these offers to finance will not be accepted. If accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where the Corporation has a commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolios, and higher potential for loss, unless an orderly disposition of the exposure can be made. These commitments are not necessarily indicative of actual risk or funding requirements as the commitments may expire unused, the borrower may not be successful in completing the proposed transaction or may utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets instead of drawing on the commitment. In addition, the Corporation may reduce its portion of the commitment through syndications to investors and/or lenders prior to funding. Therefore, these commitments are generally significantly greater than the amounts the Corporation will ultimately fund. Additionally, the borrower’s ability to draw on the commitment may be subject to there being no material adverse change in the borrower’s financial condition, among other factors. Commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

At September 30, 2008 and December 31, 2007, the Corporation’s share of the leveraged finance forward calendar was $2.3 billion and $12.2 billion. During the nine months ended September 30, 2008, the Corporation had new transactions of $10.3 billion, syndications of $11.1 billion, closed but not yet syndicated of $5.8 billion, and client terminations and other transactions of $3.3 billion related to the leveraged finance forward calendar. The Corporation also had unfunded capital markets commercial real estate commitments of $700 million at September 30, 2008 compared to $2.2 billion at December 31, 2007 with the primary change resulting from $1.2 billion of transactions that were funded. There were no leveraged finance forward calendar pre-market disruption exposures (i.e., originated prior to September 30, 2007) at September 30, 2008 compared to $10.7 billion at December 31, 2007. The Corporation has not originated any material unfunded capital markets commercial real estate commitments subsequent to September 30, 2007.

Other Commitments

Principal Investing and Other Equity Investments

At September 30, 2008 and December 31, 2007, the Corporation had unfunded equity investment commitments of approximately $1.9 billion and $2.6 billion. These commitments relate primarily to the Strategic Investments portfolio, as well as equity commitments included in the Corporation’s Principal Investing business, which is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there may be heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. At September 30, 2008, the Corporation did not have any unfunded bridge equity commitments and had previously funded $1.2 billion of equity bridges which are considered held for investment. During the three and nine months ended September 30, 2008, the Corporation recorded $34 million and $218 million in losses related to these investments through equity investment income.

U.S. Government Guaranteed Charge Cards

At September 30, 2008 and December 31, 2007, the unfunded lending commitments related to charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. Government in the amount of $9.2 billion and $9.9 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $266 million and $193 million at September 30, 2008 and December 31, 2007.

Loan Purchases

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. The Corporation purchased $9.0 billion of such loans under this agreement for the nine months ended September 30, 2008 compared to $4.5 billion of such loans for the year ended December 31, 2007. As of September 30, 2008, the Corporation was committed for additional purchases of up to $16.0 billion over the remaining term of the agreement of which $6.0 billion will be purchased by June 30, 2009. All loans purchased under this agreement are subject to a comprehensive set of credit criteria.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $580 million for the remaining quarter of 2008, and $2.2 billion, $2.0 billion, $1.7 billion and $1.4 billion for 2009 through 2012, respectively, and $9.2 billion for all years thereafter.

Other Commitments

Beginning in the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invest in high quality, short-term securities with a portfolio weighted average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and senior debt securities issued by financial services companies were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments, which required the Corporation to provide cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At September 30, 2008 and December 31, 2007, the Corporation had gross (i.e., funded and unfunded) capital commitments to the funds of $1.1 billion and $565 million. For the three and nine months ended September 30, 2008, the Corporation incurred losses of $358 million and $521 million related to these capital commitments. At September 30, 2008 and December 31, 2007, the remaining loss exposure was $160 million and $183 million. Additionally, during the three and nine months ended September 30, 2008, the Corporation purchased $525 million and $1.5 billion of certain investments from the funds and recorded losses of $272 million and $365 million.

The Corporation may from time to time, but is under no obligation to, provide additional support to funds managed within GWIM. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation does not consolidate the cash funds managed within GWIM because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total assets under management of $174.9 billion and $189.5 billion at September 30, 2008 and December 31, 2007.

Other Guarantees

Written Put Options

At September 30, 2008 and December 31, 2007, the Corporation provided liquidity support in the form of written put options on $1.1 billion and $10.0 billion of commercial paper issued by CDOs, including $3.2 billion issued by a consolidated CDO and $6.8 billion issued by unconsolidated CDOs at December 31, 2007. These agreements have various maturities ranging from two to five years. For more information regarding written put options, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended September 30, 2008 and 2007, the Corporation processed $95.7 billion and $90.1 billion of transactions and recorded losses as a result of these chargebacks of $5 million and $2 million. For the nine months ended September 30, 2008 and 2007, the Corporation processed $279.0 billion and $264.5 billion of transactions and recorded losses as a result of these chargebacks of $15 million and $10 million.

At September 30, 2008 and December 31, 2007, the Corporation held as collateral $26 million and $19 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2008 and December 31, 2007, the maximum potential exposure totaled approximately $152.6 billion and $151.2 billion.

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

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K and in the Corporation’s Quarterly Report on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008.

Auction Rate Securities Litigation and Investigations

The Bearman, Cattell and Ben-Tal putative class actions have been voluntarily dismissed. In September 2008, two civil antitrust putative class actions (City of Baltimore v. Citigroup et al., and Mayfield v. Citigroup et al.) were filed against the Corporation and other financial institutions. These antitrust actions allege that the defendants conspired to restrain trade in auction rate securities (ARS) by artificially supporting auctions and later withdrawing that support. Plaintiff in Bondar has petitioned the Judicial Panel on Multi-District Litigation to consolidate all of the ARS cases nationwide (including the remaining Bank cases and the industry-wide antitrust cases), into one legal proceeding in federal court. Additionally, approximately 26 separate Financial Industry Regulatory Authority arbitrations have been filed nationwide against Banc of America Investment Services, Inc., Banc of America Securities LLC (BAS) and LaSalle Financial Services.

On September 10, 2008, Bank of America announced an agreement in principle with the Massachusetts Securities Division, without admitting or denying allegations of wrongdoing, under which it will offer to purchase at par ARS held by certain customers. On October 8, 2008, Bank of America announced agreements in principle with the Securities and Exchange Commission (SEC), the Office of the New York State Attorney General (NYAG), and the North American Securities Administrators Association. The agreements are substantially similar except that the agreement with the NYAG requires the payment of a $50 million penalty to be allocated among and at the discretion of the settling states. In addition, the agreement with the SEC provides that the SEC reserves the right to seek an additional penalty in the event it concludes Bank of America has not satisfied its obligations under the agreement. Including the penalty discussed above, Bank of America recorded a pre-tax charge of $363 million in connection with the purchase of ARS from clients. Most of this charge results from the difference between the purchase price and the estimated value of the securities.

Countrywide Bond Insurance Litigation

Countrywide Financial Corporation (CFC) and other Countrywide entities have been named as defendants in an action filed by MBIA Insurance Corporation (MBIA) in New York Supreme Court. The action relates to bond insurance policies provided by MBIA with regard to certain securitized pools of home equity lines of credit and fixed-rate second lien mortgage loans. MBIA allegedly has paid claims as a result of defaults in the underlying loans, and claims that these defaults are the result of improper underwriting. The complaint alleges misrepresentation and breach of contract, among other claims, and seeks unspecified actual and punitive damages, and attorneys’ fees.

Countrywide Consolidated Securities Litigation

Argent Classic Convertible Arbitrage Fund L.P. v. Countrywide Financial Corp. et al., was filed in U. S. District Court for the Central District of California allegedly on behalf of purchasers of certain Series A and B debentures issued in various private placements pursuant to a May 16, 2007 CFC offering memorandum. This matter makes allegations similar to the allegations in the In re Countrywide Financial Corporation Securities Litigation case and seeks unspecified damages.

Countrywide Mortgage-Backed Securities Litigation

CFC and certain other Countrywide entities, as well as BAS, have been named as defendants in two putative securities class actions (Luther v. Countrywide Home Loans Servicing LP, et al. and Washington State Plumbing & Pipefitting Pension Trust v. Countrywide Financial Corporation, et al.) filed in Los Angeles Superior Court relating to the public offering of various mortgage-backed securities. These cases have been consolidated. The cases have been allegedly brought on behalf of purchasers of certain mortgage-backed securities for which certain Countrywide entities filed registration statements and prospectus supplements. The consolidated complaint alleges, among other things, that the mortgage loans underlying these securities were improperly underwritten and failed to comply with the guidelines and processes described in the applicable registration statements and prospectus supplements. The consolidated complaint seeks unspecified compensatory damages, among other relief. In addition, a complaint has been filed in the First Judicial Court for the County of Santa Fe by three New Mexico governmental entities that allegedly acquired certain of these securities, which asserts similar claims and also seeks unspecified monetary damages and other forms of relief.

Countrywide State and Local Enforcement Actions

The state lawsuits have been settled in principle, except for substantially similar lawsuits brought by West Virginia and Indiana. The settlement provides for a loan modification program, principally for subprime and pay option ARM borrowers, and a nationwide fund of up to $150 million for foreclosure relief programs designated by certain settling states and for payments to individuals whose property was foreclosed and, prior to foreclosure, had made few mortgage payments. The settlements are subject to the negotiation and execution of agreements and the court’s approval of such agreements.

Heilig-Meyers Litigation

In AIG Global Securities Lending Corp., et al. v. Banc of America Securities LLC, pending in the U. S. District Court for the Southern District of New York, the plaintiffs purchased asset-backed securities issued by a trust formed by Heilig-Meyers Co., and allege that BAS, as underwriter, made misrepresentations in connection with the sale of those securities. The plaintiffs are asserting claims against BAS for violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10 b-5 and common law fraud. Plaintiffs seek approximately $200 million in compensatory damages as well as punitive damages. The trial in the case commenced on October 27, 2008.

Interchange Antitrust Litigation and Visa-Related Litigation

Discover

The case Discover Financial Services v. Visa USA, et al., has been settled. The Corporation expects that the escrow that was initially funded in connection with the Visa IPO will pay, in whole or in part, the liabilities resulting from the settlement.

Lehman Brothers Holdings, Inc.

In September 2008, BAS, along with a number of other underwriters and individuals, was named as a defendant in a putative class action complaint filed in the U.S. District Court for the Southern District of New York, captioned Fogel Capital Management, Inc. v. Richard S. Fuld, Jr., et al. Plaintiffs allege that BAS and the other underwriter defendants violated Section 11 of the Securities Act of 1933 by making false or misleading disclosures in connection with a February 2008 offering of preferred stock of Lehman Brothers Holdings, Inc. Plaintiffs seek unspecified damages.

Parmalat Finanziaria S.p.A

On August 12, 2008, the District Court dismissed the class action entitled In re Parmalat Securities Litigation against the Corporation in its entirety.

On October 9, 2008 the Public Prosecutor of the Court of Parma, Italy filed a notice of intent to file criminal charges against twelve former and current employees of the Corporation in connection with the insolvency of Parmalat S.p.A. The notice of intent to file charges alleges that the Corporation’s transactions with Parmalat contributed to the insolvency of Parmalat, that certain transactions violated the Italian usury laws, and that certain former employees of the Corporation wrongly diverted funds in connection with certain transactions.

Pension Plan Matters

Richards

On October 15, 2008, the Court granted final approval of the settlement.

NOTE 13 – Shareholders’ Equity and Earnings Per Common Share

In October 2008, the Corporation issued common stock, preferred stock and warrants to purchase common stock. For additional information, see Note 19 – Subsequent Events to the Consolidated Financial Statements.

Common Stock

The Corporation may repurchase shares, subject to certain restrictions, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. For the nine months ended September 30, 2008, the Corporation did not repurchase any shares of common stock and issued 107 million shares in connection with the Countrywide acquisition and 17.4 million shares under employee stock plans. The declaration of common stock dividends and the repurchase of common shares are subject to certain restrictions. For more information see Note 19 – Subsequent Events to the Consolidated Financial Statements.

In October 2008, the Board declared a quarterly cash dividend of $0.32 per common share payable on December 26, 2008 to common shareholders of record on December 5, 2008. In July 2008, the Board declared a third quarter cash dividend of $0.64 per common share which was paid on September 26, 2008 to common shareholders of record on September 5, 2008. In April 2008, the Board declared a second quarter cash dividend of $0.64 per common share which was paid on June 27, 2008 to shareholders of record on June 6, 2008. In January 2008, the Board declared a first quarter cash dividend of $0.64 per common share which was paid on March 28, 2008 to shareholders of record on March 7, 2008.

Preferred Stock

During the first, second and third quarters of 2008, the aggregate dividends declared on preferred stock were $190 million, $186 million and $473 million. The declaration of preferred stock dividends and the repurchase of preferred shares is subject to certain restrictions. For more information see Note 19 – Subsequent Events to the Consolidated Financial Statements.

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

In January 2008, the Corporation issued 240 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K (Series K Preferred Stock) with a par value of $0.01 per share for $6.0 billion. The fixed rate is 8.00 percent through January 29, 2018 and then adjusts to three-month LIBOR plus 363 bps thereafter. Ownership is held in the form of depositary shares, each representing a 1/25 th interest in a share of Series K Preferred Stock, paying a semiannual cash dividend through January 29, 2018 then adjusts to a quarterly cash dividend, on the liquidation preference of $25,000 per share of Series K Preferred Stock. On any dividend date on or after January 30, 2018, the Corporation may redeem the Series K Preferred Stock, in whole or in part, at its option, at $25,000 per share, plus declared and unpaid dividends. The Series K Preferred Stock is not convertible.

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

For a more detailed discussion of the Corporation’s preferred stock, see Note 14 – Shareholders’ Equity and Earnings per Common Share to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Accumulated OCI

The following table presents the changes in accumulated OCI for the nine months ended September 30, 2008 and 2007, net-of-tax.

(Dollars in millions)	Securities (1)	Derivatives (2)	Employee Benefit Plans	Foreign Currency (4)	Total
Balance, December 31, 2007	$6,536	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI	(8,405)	(95)	-	(242)	(8,742)
Net realized losses reclassified into earnings (3)	1,351	580	35	-	1,966
Balance, September 30, 2008	$(518)	$(3,917)	$(1,266)	$54	$(5,647)

Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI	(792)	(409)	-	149	(1,052)
Net realized (gains) losses reclassified into earnings (3)	(338)	387	92	7	148
Balance, September 30, 2007	$(3,863)	$(3,719)	$(1,336)	$303	$(8,615)

(1)

For the nine months ended September 30, 2008 and 2007, the Corporation reclassified net realized (gains) losses into earnings on the sale and other-than-temporary impairments of AFS debt securities of $1.1 billion and $(45) million, net-of-tax, and net realized (gains) losses on the sales and other-than-temporary impairments of AFS marketable equity securities of $206 million and $(293) million, net-of-tax.

(2)	The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $3.8 billion and $3.2 billion, net-of-tax, at September 30, 2008 and 2007.

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

(4)

For the nine months ended September 30, 2008, the net change in fair value recorded in accumulated OCI represented $1.6 billion in losses associated with the Corporation’s foreign currency translation adjustments on its net investment in consolidated foreign operations partially offset by gains of $1.4 billion on the related foreign currency exchange hedging results.

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

The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007 is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2008	2007	2008	2007
Earnings per common share
Net income	$1,177	$3,698	$5,797	$14,714
Preferred stock dividends	(473)	(43)	(849)	(129)
Net income available to common shareholders	$704	$3,655	$4,948	$14,585
Average common shares issued and outstanding	4,543,963	4,420,616	4,469,517	4,424,269
Earnings per common share	$0.15	$0.83	$1.11	$3.30

Diluted earnings per common share
Net income available to common shareholders	$704	$3,655	$4,948	$14,585
Average common shares issued and outstanding	4,543,963	4,420,616	4,469,517	4,424,269
Dilutive potential common shares (1, 2)	19,545	55,301	23,989	59,196
Total diluted average common shares issued and outstanding	4,563,508	4,475,917	4,493,506	4,483,465
Diluted earnings per common share	$0.15	$0.82	$1.10	$3.25

(1)

For the three and nine months ended September 30, 2008, average options to purchase 211 million and 176 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2007, average options to purchase 33 million and 27 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2008, 138 million and 124 million average dilutive potential common shares associated with the convertible Series L Preferred Stock issued in January of 2008 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.

(2)	Includes incremental shares from restricted stock units, restricted stock shares and stock options.

NOTE 14 – Pension and Postretirement Plans

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

As a result of the Countrywide acquisition, the Corporation assumed the obligations related to the Countrywide plans.

Net periodic benefit cost (income) of the Corporation’s plans including Countrywide plans, for the three and nine months ended September 30, 2008 and 2007 included the following components:

	Three Months Ended September 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2008 (1)	2007	2008 (1)	2007	2008 (1)	2007
Components of net periodic benefit cost (income)
Service cost	$92	$78	$2	$2	$4	$4
Interest cost	213	186	20	18	22	21
Expected return on plan assets	(364)	(322)	-	-	(3)	(2)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	8	12	(2)	(2)	-	-
Recognized net actuarial loss (gain)	19	38	3	4	(18)	(16)
Net periodic benefit cost (income)	$(32)	$(8)	$23	$22	$13	$15

	Nine Months Ended September 30
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2008 (1)	2007	2008 (1)	2007	2008 (1)	2007
Components of net periodic benefit cost (income)
Service cost	$249	$229	$5	$6	$12	$11
Interest cost	624	546	58	52	65	62
Expected return on plan assets	(1,080)	(950)	-	-	(9)	(5)
Amortization of transition obligation	-	-	-	-	24	24
Amortization of prior service cost (credits)	25	36	(6)	(6)	-	-
Recognized net actuarial loss (gain)	57	114	10	13	(54)	(47)
Recognized loss due to settlements and curtailments	-	-	-	13	-	-
Net periodic benefit cost (income)	$(125)	$(25)	$67	$78	$38	$45

(1)

Includes the results of Countrywide. The net periodic benefit cost of the Countrywide Qualified Pension Plan was $15 million for the three and nine months ended September 30, 2008. The net periodic benefit cost of the Countrywide Nonqualified Pension Plan was not material and Countrywide did not have a Postretirement Health and Life Plan.

During 2008, the Corporation expects to contribute $147 million and $101 million to its nonqualified pension plans and postretirement health and life plans. For the nine months ended September 30, 2008, the Corporation contributed $125 million and $76 million to these plans. The Corporation does not expect to contribute to its qualified pension plans during 2008.

NOTE 15 – Income Taxes

In August 2008, the Internal Revenue Service (IRS) announced a settlement initiative related to lease-in, lease-out (LILO) and sale-in, lease-out (SILO) leveraged lease transactions. Pursuant to the settlement initiative, the Corporation received offers to settle its LILOs and SILOs and accepted these offers. According to the terms of the settlement initiative, an acceptance will not be binding until a closing agreement is executed by both parties.

The Corporation revised the assumptions associated with the projected cash flows of the relevant leases to reflect its expectation as of September 30, 2008 of receiving the tax treatment offered by the leasing settlement initiative. The recalculation resulted in an after-tax charge of $107 million, which included a reduction of $40 million, after tax, of accrued interest expense associated with income taxes expected to be due upon settlement.

As of September 30, 2008 and December 31, 2007, the balance of the Corporation’s unrecognized tax benefits was $3.7 billion and $3.1 billion. This increase resulted primarily from the acquisition of Countrywide and the evaluation of new information in the remeasurement of prior period tax positions relating to both temporary and permanent differences.

Note 16 – Fair Value Disclosures

Fair Value Option

Corporate Loans and Loan Commitments

The Corporation accounts for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines at fair value in accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for hedge accounting under SFAS 133 and are therefore carried at fair value with changes in fair value recorded in other income. SFAS 159 allows the Corporation to account for these loans and loan commitments at fair value, which is more consistent with the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

At September 30, 2008 and December 31, 2007, funded loans that the Corporation fair values had an aggregate fair value of $5.38 billion and $4.59 billion recorded in loans and leases and an aggregate outstanding principal balance of $5.85 billion and $4.82 billion. At September 30, 2008 and December 31, 2007, unfunded loan commitments that the Corporation fair values had an aggregate fair value of $716 million and $660 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $17.3 billion and $20.9 billion. Interest income on these loans and commitment fees on these loan commitments are recorded in interest and fees on loans and leases. At September 30, 2008 and December 31, 2007, none of these loans were 90 days or more past due and still accruing interest or have been placed on nonaccrual status. Net losses resulting from changes in fair value of these loans and loan commitments of $187 million and $140 million were recorded in other income during the three months ended September 30, 2008 and 2007 while net losses of $314 million and $180 million were recorded during the nine months ended September 30, 2008 and 2007. These gains and losses were primarily attributable to changes in instrument-specific credit risk. These changes in fair value were predominately offset by hedging activities.

Loans Held-for-Sale

The Corporation also accounts for certain LHFS at fair value. Using fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation does not fair value other LHFS primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. Fair values for LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. At September 30, 2008 and December 31, 2007, residential mortgage loans, commercial mortgage loans, and other LHFS that the Corporation fair values had an aggregate fair value of $15.61 billion and $15.77 billion and an aggregate outstanding principal balance of $17.32 billion and $16.72 billion, primarily within GCSBB. Interest income on LHFS is recorded in other interest income. Net gains resulting from changes in fair value of these loans during the three months ended September 30, 2008 and 2007, including realized gains (losses) on sale, of $520 million and $81 million were recorded in mortgage banking income, $(176) million and $59 million were recorded in trading account profits (losses), and $(38) million and $(46) million were recorded in other income. Approximately $87 million of losses were attributable to instrument-specific credit risk during the three months ended September 30, 2008. During the nine months ended September 30, 2008 and 2007 net gains (losses), including realized gains on sale, of $637 million and $120 million were recorded in mortgage banking income, $(673) million and $(186) million were recorded in trading account profits (losses), and $(56) million and $(53) million were recorded in other income. Approximately $137 million of losses were attributable to instrument-specific credit risk during the nine months ended September 30, 2008. These changes in fair value were predominately offset by hedging activities.

Structured Reverse Repurchase Agreements

The Corporation fair values certain structured reverse repurchase agreements which are hedged with derivatives. Using fair value allows the Corporation to reduce volatility in earnings without the burden of complying with the requirements of hedge accounting under SFAS 133. At September 30, 2008 and December 31, 2007, these instruments had an aggregate fair value of $2.64 billion and $2.58 billion and a principal balance of $2.64 billion and $2.54 billion recorded in federal funds sold and securities purchased under agreements to resell. Interest earned on these instruments continues to be recorded in interest income. Net gains (losses) resulting from changes in fair value of these instruments of $(8) million and $8 million were recorded in other income for the three months ended September 30, 2008 and 2007, while gains (losses) of $(15) million and $16 million were recorded for the nine months ended September 30, 2008 and 2007. The Corporation does not fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Long-term Deposits

The Corporation fair values certain long-term fixed rate deposits which are economically hedged with derivatives. At September 30, 2008 and December 31, 2007, these instruments had an aggregate fair value of $1.74 billion and $2.00 billion and a principal balance of $1.75 billion and $1.99 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Net gains (losses) resulting from changes in fair value of these instruments of $43 million and $(25) million were recorded in other income for the three months ended September 30, 2008 and 2007 while net gains (losses) of $22 million and $(4) million were recorded for the nine months ended September 30, 2008 and 2007. Using fair value allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation does not fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

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

Structured Reverse Repurchase Agreements and Long-term Deposits

The fair values of structured reverse repurchase agreements and long-term deposits are determined using quantitative models, including discounted cash flow models, that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The Corporation does incorporate, consistent with the requirements of SFAS 157, within its fair value measurements of long-term deposits the net credit differential between the counterparty credit risk and our own credit risk. The value of the net credit differential is determined by reference to existing direct market reference costs of credit, or where direct references are not available, a proxy is applied consistent with direct references for other counterparties that are similar in credit risk. An estimate of severity of loss is also used within the determination of fair value, primarily based on historical experience, adjusted for any more recent name specific expectations.

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

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. Consistent with the way the Corporation fair values long-term deposits as discussed above, the Corporation incorporates, within its fair value measurements of over-the-counter derivatives, the net credit differential between the counterparty credit risk and our own credit risk.

Mortgage Servicing Rights

The fair values of MSRs are determined using models which depend on estimates of prepayment rates, the resultant weighted average lives of the MSRs and the option adjusted spread levels. For more information on MSRs, see Note 17—Mortgage Servicing Rights to the Consolidated Financial Statements.

Loans Held-for-Sale

The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Other Assets

The Corporation fair values certain other assets including AFS equity securities and certain retained residual interests in securitization vehicles. The fair values of AFS equity securities are generally based on quoted market prices or market prices for similar assets. However, non-public investments are initially valued at transaction price and subsequently adjusted when evidence is available to support such adjustments. Retained residual interests in securitization vehicles are based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and payment rates.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments that the Corporation accounts for at fair value in accordance with SFAS 159, are summarized below:

	September 30, 2008
	Fair Value Measurements Using			Netting	Assets/Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	Adjustments (1)	at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell	$-	$2,636	$-	$-	$2,636
Trading account assets	38,777	128,371	7,711	-	174,859
Derivative assets	935	614,063	9,071	(578,277)	45,792
Available-for-sale debt securities	3,224	244,474	9,729	-	257,427
Loans and leases (2)	-	-	5,383	-	5,383
Mortgage servicing rights	-	-	20,811	-	20,811
Loans held-for-sale	-	12,123	3,487	-	15,610
Other assets (3)	21,408	1,356	3,735	-	26,499
Total assets	$64,344	$1,003,023	$59,927	$(578,277)	$549,017

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,737	$-	$-	$1,737
Trading account liabilities	53,091	15,138	-	-	68,229
Derivative liabilities	1,160	588,093	7,359	(570,146)	26,466
Accrued expenses and other liabilities	-	-	1,854	-	1,854
Total liabilities	$54,251	$604,968	$9,213	$(570,146)	$98,286

	December 31, 2007
Assets
Federal funds sold and securities purchased under agreements to resell	$-	$2,578	$-	$-	$2,578
Trading account assets	42,986	115,051	4,027	-	162,064
Derivative assets	516	442,471	8,972	(417,297)	34,662
Available-for-sale debt securities	2,089	205,734	5,507	-	213,330
Loans and leases (2)	-	-	4,590	-	4,590
Mortgage servicing rights	-	-	3,053	-	3,053
Loans held-for-sale	-	14,431	1,334	-	15,765
Other assets (3)	19,796	1,540	3,987	-	25,323
Total assets	$65,387	$781,805	$31,470	$(417,297)	$461,365

Liabilities
Interest-bearing deposits in domestic offices	$-	$2,000	$-	$-	$2,000
Trading account liabilities	57,331	20,011	-	-	77,342
Derivative liabilities	534	426,223	10,175	(414,509)	22,423
Accrued expenses and other liabilities	-	-	660	-	660
Total liabilities	$57,865	$448,234	$10,835	$(414,509)	$102,425
(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)

Loans and leases at September 30, 2008 and December 31, 2007 included $22.4 billion and $22.6 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option election in accordance with SFAS 159.

(3)

Other assets include equity investments held by Principal Investing, AFS equity securities and certain retained residual interests in securitization vehicles, including interest-only strips. Substantially all of other assets are eligible for, and the Corporation has not chosen to elect, fair value accounting at September 30, 2008 and December 31, 2007.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2008 and 2007, including realized and unrealized gains (losses) included in earnings and OCI.

Level 3 - Fair Value Measurements
(Dollars in millions)	Three Months Ended September 30, 2008
	Net Derivatives(1)	Trading Account Assets	Available-for- Sale Debt Securities	Loans and Leases(2)	Mortgage Servicing Rights	Loans Held-for-Sale(2)	Other Assets(3)	Accrued Expenses and Other Liabilities(2)
Balance, June 30, 2008	$1,317	$5,646	$8,324	$5,014	$4,250	$2,011	$4,013	$(723)
Countrywide acquisition	(185)	1,407	528	-	17,188	1,425	-	(1,212)
Included in earnings	1,795	(1,332)	(802)	(179)	(179)	(275)	(344)	22
Included in other comprehensive income	-	-	(556)	-	-	-	-	-
Purchases, issuances, and settlements	(425)	(642)	1,468	548	(448)	(219)	66	59
Transfers in to (out of) Level 3	(790)	2,632	767	-	-	545	-	-
Balance, September 30, 2008	$1,712	$7,711	$9,729	$5,383	$20,811	$3,487	$3,735	$(1,854)
	Three Months Ended September 30, 2007
Balance, June 30, 2007	$(1,301)	$289	$226	$3,606	$3,269	$507	$6,163	$(391)
Included in earnings	411	(248)	-	(79)	(151)	(45)	273	(63)
Included in other comprehensive income	-	-	(83)	-	-	-	(10)	-
Purchases, issuances, and settlements	207	412	385	998	61	(41)	(1,878)	-
Transfers in to (out of) Level 3	61	3,258	-	-	-	1,952	(40)	-
Balance, September 30, 2007	$(622)	$3,711	$528	$4,525	$3,179	$2,373	$4,508	$(454)
	Nine Months Ended September 30, 2008
Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$1,334	$3,987	$(660)
Countrywide acquisition	(185)	1,407	528	-	17,188	1,425	-	(1,212)
Included in earnings	1,484	(2,103)	(1,601)	(249)	409	(380)	305	(41)
Included in other comprehensive income	-	-	(1,060)	-	-	-	-	-
Purchases, issuances, and settlements	2,048	(1,437)	457	1,042	161	(604)	(414)	59
Transfers in to (out of) Level 3	(432)	5,817	5,898	-	-	1,712	(143)	-
Balance, September 30, 2008	$1,712	$7,711	$9,729	$5,383	$20,811	$3,487	$3,735	$(1,854)
	Nine Months Ended September 30, 2007
Balance, January 1, 2007	$788	$303	$-	$3,947	$2,869	$-	$6,605	$(349)
Included in earnings	(172)	(297)	-	(78)	388	(49)	2,218	(105)
Included in other comprehensive income	-	-	(79)	-	-	-	(73)	-
Purchases, issuances, and settlements	(252)	436	376	656	(78)	107	(4,176)	-
Transfers in to (out of) Level 3	(986)	3,269	231	-	-	2,315	(66)	-
Balance, September 30, 2007	$(622)	$3,711	$528	$4,525	$3,179	$2,373	$4,508	$(454)

(1)

Net derivatives at September 30, 2008 and 2007 included derivative assets of $9.07 billion and $9.00 billion and derivative liabilities of $7.36 billion and $9.63 billion. Net derivatives acquired in connection with Countrywide included derivative assets of $107 million and derivative liabilities of $292 million.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments and certain secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets include equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities during the three and nine months ended September 30, 2008 and 2007. These amounts include those gains and losses generated by loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

Level 3 - Total Realized and Unrealized Gains (Losses) Included in Earnings
(Dollars in millions)	Three Months Ended September 30, 2008
	Net Derivatives	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases (1)	Mortgage Servicing Rights	Loans Held- for- Sale (1)	Other Assets	Accrued Expenses and Other Liabilities (1)	Total
Card income (loss)	$-	$-	$-	$-	$-	$-	$(396)	$-	$(396)
Equity investment income	-	-	-	-	-	-	52	-	52
Trading account profits (losses)	1,068	(1,308)	-	3	-	(165)	-	12	(390)
Mortgage banking income (loss)	727	(24)	(25)	-	(179)	(110)	-	15	404
Other income (loss)	-	-	(777)	(182)	-	-	-	(5)	(964)
Total	$1,795	$(1,332)	$(802)	$(179)	$(179)	$(275)	$(344)	$22	$(1,294)

	Three Months Ended September 30, 2007
Card income (loss)	$-	$-	$-	$-	$-	$-	$(34)	$-	$(34)
Equity investment income	-	-	-	-	-	-	297	-	297
Trading account profits (losses)	332	(248)	-	-	-	(39)	-	(2)	43
Mortgage banking income (loss)	79	-	-	-	(151)	(6)	-	-	(78)
Other income (loss)	-	-	-	(79)	-	-	10	(61)	(130)
Total	$411	$(248)	$-	$(79)	$(151)	$(45)	$273	$(63)	$98

	Nine Months Ended September 30, 2008
Card income (loss)	$-	$-	$-	$-	$-	$-	$(19)	$-	$(19)
Equity investment income	-	-	-	-	-	-	316	-	316
Trading account profits (losses)	718	(2,079)	-	1	-	(205)	-	8	(1,557)
Mortgage banking income (loss)	766	(24)	(25)	-	409	(175)	-	15	966
Other income (loss)	-	-	(1,576)	(250)	-	-	8	(64)	(1,882)
Total	$1,484	$(2,103)	$(1,601)	$(249)	$409	$(380)	$305	$(41)	$(2,176)

	Nine Months Ended September 30, 2007
Card income	$-	$-	$-	$-	$-	$-	$246	$-	$246
Equity investment income	-	-	-	-	-	-	1,908	-	1,908
Trading account profits (losses)	(133)	(297)	-	-	-	(39)	-	(3)	(472)
Mortgage banking income (loss)	(39)	-	-	-	388	(6)	-	-	343
Other income (loss)	-	-	-	(78)	-	(4)	64	(102)	(120)
Total	$(172)	$(297)	$-	$(78)	$388	$(49)	$2,218	$(105)	$1,905

(1)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three and nine months ended September 30, 2008 and 2007 for Level 3 assets and liabilities that were still held at September 30, 2008 and 2007. These amounts include changes in fair value of loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

  Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets Still Held at Reporting Date

(Dollars in millions)	Three Months Ended September 30, 2008
	Net Derivatives	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases(1)	Mortgage Servicing Rights	Loans Held- for- Sale(1)	Other Assets	Accrued Expenses and Other Liabilities (1)	Total
Card income (loss)	$-	$-	$-	$-	$-	$-	$(323)	$-	$(323)
Equity investment income	-	-	-	-	-	-	(92)	-	(92)
Trading account profits (losses)	1,480	(1,306)	-	-	-	(144)	-	-	30
Mortgage banking income	221	-	(3)	-	(344)	(97)	-	(31)	(254)
Other income (loss)	-	-	(520)	(269)	-	-	-	(31)	(820)
Total	$1,701	$(1,306)	$(523)	$(269)	$(344)	$(241)	$(415)	$(62)	$(1,459)

	Three Months Ended September 30, 2007
Card income (loss)	$-	$-	$-	$-	$-	$-	$(53)	$-	$(53)
Equity investment income	-	-	-	-	-	-	139	-	139
Trading account profits (losses)	475	(248)	-	-	-	(39)	-	-	188
Mortgage banking income	40	-	-	-	(229)	(6)	-	-	(195)
Other income (loss)	-	-	-	(88)	-	-	-	(97)	(185)
Total	$515	$(248)	$-	$(88)	$(229)	$(45)	$86	$(97)	$(106)

	Nine Months Ended September 30, 2008
Card income (loss)	$-	$-	$-	$-	$-	$-	$(223)	$-	$(223)
Equity investment income	-	-	-	-	-	-	60	-	60
Trading account profits (losses)	1,200	(2,053)	-	-	-	(186)	-	-	(1,039)
Mortgage banking income	199	-	(3)	-	174	(131)	-	(31)	208
Other income (loss)	-	-	(1,142)	(424)	-	(1)	-	(360)	(1,927)
Total	$1,399	$(2,053)	$(1,145)	$(424)	$174	$(318)	$(163)	$(391)	$(2,921)

	Nine Months Ended September 30, 2007
Card income (loss)	$-	$-	$-	$-	$-	$-	$39	$-	$39
Equity investment income	-	-	-	-	-	-	262	-	262
Trading account profits (losses)	(1)	(297)	-	-	-	(37)	-	(1)	(336)
Mortgage banking income	8	-	-	-	174	(6)	-	-	176
Other income (loss)	-	-	-	(98)	-	(2)	-	(176)	(276)
Total	$7	$(297)	$-	$(98)	$174	$(45)	$301	$(177)	$(135)

  (1) Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Certain assets and liabilities are measured at fair value on a non-recurring basis (e.g., LHFS, unfunded loan commitments held-for-sale, and commercial and residential reverse mortgage MSRs, all of which are carried at the lower of cost or market). The following does not reflect any hedge strategies that may be undertaken to mitigate such risk. At September 30, 2008 and December 31, 2007, LHFS that the Corporation accounts for at the lower of cost or market with an aggregate cost of $14.16 billion and $14.70 billion had been written down to fair value of $13.34 billion and $14.50 billion (of which $2.55 billion and $1.20 billion were measured using Level 2 inputs, and $10.79 billion and $13.30 billion were measured using Level 3 inputs within the fair value hierarchy). During the three months ended September 30, 2008 and 2007, losses of $208 million and $207 million were recorded in other income (primarily commercial mortgage LHFS and leveraged LHFS), losses of $1 million and $44 million were recorded in trading account profits (losses) (primarily commercial mortgage LHFS) and losses of $31 million and $6 million were recorded in mortgage banking income (primarily consumer mortgage LHFS). During the nine months ended September 30, 2008 and 2007, losses of $524 million and $233 million were recorded in other income (primarily commercial mortgage LHFS and leveraged LHFS), losses of $195 million and $47 million were recorded within trading account profits (losses) (primarily commercial mortgage LHFS) and losses of $40 million and $10 million were recorded in mortgage banking income (primarily consumer mortgage LHFS).

NOTE 17 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities.

The following table presents activity for consumer MSRs for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007

Balance, beginning of period	$4,250	$3,269	$3,053	$2,869

Countrywide balance, July 1, 2008	17,188	-	17,188	-

Additions	875	271	1,910	539

Impact of customer payments	(1,425)	(187)	(1,855)	(554)

Other changes in MSR market value	(77)	(174)	515	325
Balance, September 30	$20,811	$3,179	$20,811	$3,179

Mortgage loans serviced for investors (in billions)	$1,654	$245

For the three and nine months ended September 30, 2008 other changes in MSR market value were $(77) million and $515 million compared to $(174) million and $325 million for the same periods in 2007. These amounts reflect the changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of changes in other assumptions. For the three and nine months ended September 30, 2008, the amounts did not include $(102) million and $(106) million resulting from the actual cash received that was less than expected prepayments. For the three and nine months ended September 30, 2007, the amounts did not include $23 million and $63 million resulting from the actual cash received exceeding expected prepayments. The net amounts of $(179) million and $409 million for the current periods, and $(151) million and $388 million for the comparable periods in the prior year are included in the line “mortgage banking income (loss)” in the table “Total Realized and Unrealized Gains (Losses) Included in Earnings” in Note 16 – Fair Value Disclosures to the Consolidated Financial Statements.

As of September 30, 2008, the fair value of consumer MSRs was $20.8 billion. The Corporation uses an option-adjusted spread valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted average lives of the MSRs and the option adjusted spread levels.

Key economic assumptions used in determining the fair value of MSRs at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable

Weighted average option adjusted spread	1.50%	6.13%	0.59%	2.54%

Weighted average life, in years	5.38	3.79	4.80	2.75

The following table presents the sensitivity of the weighted-average lives and fair value of MSRs to changes in modeled assumptions. The sensitivities in the following table are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of a MSR that continues to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the Corporation has the ability to hedge interest rate and market valuation fluctuations associated with MSRs. The above sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.

	September 30, 2008
	Change in Weighted-Average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.27	years	0.17	years	$757
Impact of 20% decrease	0.58		0.37		1,611

Impact of 10% increase	(0.24)		(0.15)		(677)
Impact of 20% increase	(0.46)		(0.28)		(1,288)
OAS level
Impact of 100 bps decrease	n/a		n/a		873
Impact of 200 bps decrease	n/a		n/a		1,821

Impact of 100 bps increase	n/a		n/a		(805)
Impact of 200 bps increase	n/a		n/a		(1,551)

  n/a = not applicable

Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $320 million and $294 million at September 30, 2008 and December 31, 2007 and are not included in the tables above.

NOTE 18 – Business Segment Information

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

Global Consumer and Small Business Banking

GCSBB provides a diversified range of products and services to individuals and small businesses. The Corporation reports GCSBB’s results, specifically credit card and certain unsecured lending portfolios, on a managed basis. Reporting on a managed basis is consistent with the way that management evaluates the results of GCSBB. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. This basis of presentation excludes the Corporation’s securitized mortgage and home equity portfolios for which the Corporation retains servicing. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

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

—

Managed noninterest income includes GCSBB’s noninterest income on a held basis less the reclassification of certain components of card income (e.g., excess servicing income) to record securitized net interest income and provision for credit losses. Noninterest income, both on a held and managed basis, also includes the impact of adjustments to the interest-only strip that are recorded in card income as management continues to manage this impact within GCSBB.

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income for the three and nine months ended September 30, 2008 and 2007, and total assets at September 30, 2008 and 2007 for each business segment, as well as All Other.

Business Segments
Three Months Ended September 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Net interest income (4)	$11,920	$8,992	$8,938	$7,257	$4,124	$2,713
Noninterest income	7,979	7,480	6,991	4,818	413	206
Total revenue, net of interest expense	19,899	16,472	15,929	12,075	4,537	2,919
Provision for credit losses (5)	6,450	2,030	6,655	3,122	779	227
Amortization of intangibles	464	429	353	327	48	41
Other noninterest expense	11,196	8,282	6,922	4,954	2,859	2,497
Income before income taxes	1,789	5,731	1,999	3,672	851	154
Income tax expense (4)	612	2,033	765	1,359	318	64
Net income	$1,177	$3,698	$1,234	$2,313	$533	$90
Period-end total assets	$1,831,177	$1,578,763	$506,154	$402,773	$753,495	$739,427

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2008	2007	2008	2007
Net interest income (4)	$1,249	$1,002	$(2,391)	$(1,980)
Noninterest income	298	1,076	277	1,380
Total revenue, net of interest expense	1,547	2,078	(2,114)	(600)
Provision for credit losses (5)	150	(29)	(1,134)	(1,290)
Amortization of intangibles	55	61	8	-
Other noninterest expense	1,229	1,157	186	(326)
Income (loss) before income taxes	113	889	(1,174)	1,016
Income tax expense (benefit) (4)	46	331	(517)	279
Net income (loss)	$67	$558	$(657)	$737
Period-end total assets	$179,347	$138,725	$392,181	$297,838

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Provision for credit losses represents: For GCSBB – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the GCSBB securitization offset.

Business Segments
Nine Months Ended September 30
	Total Corporation (1)		Global Consumer and Small Business Banking (2, 3)		Global Corporate and Investment Banking (2)
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Net interest income (4)	$33,148	$26,375	$24,636	$21,378	$11,540	$7,709
Noninterest income	24,848	28,753	17,856	13,953	2,116	6,576
Total revenue, net of interest expense	57,996	55,128	42,492	35,331	13,656	14,285
Provision for credit losses (5)	18,290	5,075	19,655	8,626	1,665	384
Amortization of intangibles	1,357	1,209	1,015	987	145	125
Other noninterest expense	29,225	25,906	16,805	13,806	8,007	8,621
Income before income taxes	9,124	22,938	5,017	11,912	3,839	5,155
Income tax expense (4)	3,327	8,224	1,849	4,393	1,441	1,914
Net income	$5,797	$14,714	$3,168	$7,519	$2,398	$3,241
Period-end total assets	$1,831,177	$1,578,763	$506,154	$402,773	$753,495	$739,427

	Global Wealth and Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2008	2007	2008	2007
Net interest income (4)	$3,380	$2,872	$(6,408)	$(5,584)
Noninterest income	2,368	2,875	2,508	5,349
Total revenue, net of interest expense	5,748	5,747	(3,900)	(235)
Provision for credit losses (5)	512	(20)	(3,542)	(3,915)
Amortization of intangibles	175	93	22	4
Other noninterest expense	3,661	3,090	752	389
Income (loss) before income taxes	1,400	2,584	(1,132)	3,287
Income tax expense (benefit) (4)	529	958	(492)	959
Net income (loss)	$871	$1,626	$(640)	$2,328
Period-end total assets	$179,347	$138,725	$392,181	$297,838

(1)	There were no material intersegment revenues among the segments.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

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

GCSBB – Reconciliation
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$8,938	$(2,207)	$6,731	$7,257	$(2,085)	$5,172
Noninterest income:
Card income	2,296	507	2,803	2,588	896	3,484
Service charges	1,822	-	1,822	1,519	-	1,519
Mortgage banking income	1,756	-	1,756	243	-	243
Insurance premiums	709	(44)	665	266	(58)	208
All other income	408	(10)	398	202	(12)	190
Total noninterest income	6,991	453	7,444	4,818	826	5,644
Total revenue, net of interest expense	15,929	(1,754)	14,175	12,075	(1,259)	10,816
Provision for credit losses	6,655	(1,754)	4,901	3,122	(1,259)	1,863
Noninterest expense	7,275	-	7,275	5,281	-	5,281
Income before income taxes	1,999	-	1,999	3,672	-	3,672
Income tax expense (3)	765	-	765	1,359	-	1,359
Net income	$1,234	$-	$1,234	$2,313	$-	$2,313

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$24,636	$(6,402)	$18,234	$21,378	$(5,956)	$15,422
Noninterest income:
Card income	7,583	1,768	9,351	7,567	2,528	10,095
Service charges	5,130	-	5,130	4,385	-	4,385
Mortgage banking income	2,820	-	2,820	842	-	842
Insurance premiums	1,203	(152)	1,051	662	(193)	469
All other income	1,120	(28)	1,092	497	(28)	469
Total noninterest income	17,856	1,588	19,444	13,953	2,307	16,260
Total revenue, net of interest expense	42,492	(4,814)	37,678	35,331	(3,649)	31,682
Provision for credit losses	19,655	(4,814)	14,841	8,626	(3,649)	4,977
Noninterest expense	17,820	-	17,820	14,793	-	14,793
Income before income taxes	5,017	-	5,017	11,912	-	11,912
Income tax expense (3)	1,849	-	1,849	4,393	-	4,393
Net income	$3,168	$-	$3,168	$7,519	$-	$7,519

(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

All Other – Reconciliation
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(2,391)	$2,207	$(184)	$(1,980)	$2,085	$105
Noninterest income:
Card income	537	(507)	30	739	(896)	(157)
Equity investment income (loss)	(326)	-	(326)	852	-	852
Gains (losses) on sales of debt securities	(2)	-	(2)	7	-	7
All other income (loss)	68	54	122	(218)	70	(148)
Total noninterest income	277	(453)	(176)	1,380	(826)	554
Total revenue, net of interest expense	(2,114)	1,754	(360)	(600)	1,259	659
Provision for credit losses	(1,134)	1,754	620	(1,290)	1,259	(31)
Merger and restructuring charges	247	-	247	84	-	84
All other noninterest expense	(53)	-	(53)	(410)	-	(410)
Income (loss) before income taxes	(1,174)	-	(1,174)	1,016	-	1,016
Income tax expense (benefit) (3)	(517)	-	(517)	279	-	279
Net income (loss)	$(657)	$-	$(657)	$737	$-	$737

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(6,408)	$6,402	$(6)	$(5,584)	$5,956	$372
Noninterest income:
Card income	1,796	(1,768)	28	2,137	(2,528)	(391)
Equity investment income	652	-	652	3,467	-	3,467
Gains on sales of debt securities	349	-	349	70	-	70
All other income (loss)	(289)	180	(109)	(325)	221	(104)
Total noninterest income	2,508	(1,588)	920	5,349	(2,307)	3,042
Total revenue, net of interest expense	(3,900)	4,814	914	(235)	3,649	3,414
Provision for credit losses	(3,542)	4,814	1,272	(3,915)	3,649	(266)
Merger and restructuring charges	629	-	629	270	-	270
All other noninterest expense	145	-	145	123	-	123
Income (loss) before income taxes	(1,132)	-	(1,132)	3,287	-	3,287
Income tax expense (benefit) (3)	(492)	-	(492)	959	-	959
Net income (loss)	$(640)	$-	$(640)	$2,328	$-	$2,328

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the Card Services securitization offset.

(2)	The securitization offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

The following table presents reconciliations of the three business segments’ (GCSBB, GCIB and GWIM) total revenue, net of interest expense, on a FTE basis and net income to the Consolidated Statement of Income. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Segments’ total revenue, net of interest expense (1)	$22,013	$17,072	$61,896	$55,363
Adjustments:
ALM activities	338	19	846	121
Equity investment income (loss)	(326)	852	652	3,467
Liquidating businesses	54	199	221	867
FTE basis adjustment	(278)	(375)	(894)	(1,099)
Managed securitization impact to total revenue, net of interest expense	(1,754)	(1,259)	(4,814)	(3,649)
Other	(426)	(411)	(805)	(1,041)
Consolidated revenue, net of interest expense	$19,621	$16,097	$57,102	$54,029
Segments’ net income	$1,834	$2,961	$6,437	$12,386
Adjustments, net of taxes:
ALM activities	(261)	(71)	(424)	(111)
Equity investment income (loss)	(205)	537	411	2,184
Liquidating businesses	37	98	90	534
Merger and restructuring charges	183	53	424	170
Other	(411)	120	(1,141)	(449)
Consolidated net income	$1,177	$3,698	$5,797	$14,714

(1)	FTE basis

NOTE 19 – Subsequent Events

In October 2008, the Corporation issued 455 million shares of common stock at $22.00 per share which resulted in proceeds of $9.8 billion, net of underwriting expenses.

In October 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury Department (U.S. Treasury) 600 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series N (Series N Preferred Stock) with a par value of $0.01 per share for $15.0 billion. The Series N Preferred Stock initially pays quarterly dividends at a five percent annual rate that increases to nine percent after five years on a liquidation preference of $25,000 per share. The Series N Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase approximately 73.1 million shares of Bank of America Corporation common stock at an exercise price of $30.79 per share. Upon the request of the U.S. Treasury, at any time, the Corporation has agreed to enter into a deposit arrangement pursuant to which the Series N Preferred Stock may be deposited and depositary shares, representing 1/25th of a share of Series N Preferred Stock, may be issued. The Corporation has agreed to register the Series N Preferred Stock, the warrants, the shares of common stock underlying the warrants and the depositary shares, if any, for resale under the Securities Act of 1933, as soon as practicable after the issuance of the Series N Preferred Stock and the warrants.

In connection with the sale of the Series N Preferred Stock, Merrill Lynch entered into an agreement with the U.S. Treasury which allows Merrill Lynch to sell preferred stock and 10-year warrants to the U.S. Treasury for a purchase price of $10.0 billion prior to January 31, 2009 under certain circumstances. The U.S. Treasury has agreed with the Corporation that if the closing of the Merrill Lynch acquisition occurs prior to any such sale of preferred stock by Merrill Lynch to the

U.S. Treasury, the U.S. Treasury will purchase, and the Corporation will issue, 400 thousand additional shares of Series N Preferred Stock (or a substantially similar series) and warrants to purchase approximately 48.7 million additional shares of common stock at an exercise price of $30.79, for an aggregate purchase price of $10.0 billion.

As required under the TARP Capital Purchase Program in connection with the sale of the Series N Preferred Stock to the U.S. Treasury, dividend payments on, and repurchases of, the Corporation’s outstanding preferred and common stock are subject to certain restrictions. For as long as any Series N Preferred Stock is outstanding, no dividends may be declared or paid on the Corporation’s outstanding preferred and common stock until all accrued and unpaid dividends on Series N Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required on any increase in dividends declared on shares of common stock in excess of $0.32 per share before the third anniversary of the issuance of the Series N Preferred Stock unless the Series N Preferred Stock is redeemed by the Corporation or transferred in whole by the U.S. Treasury. Further, the U.S. Treasury’s consent is required for any repurchase of any equity securities or trust preferred securities except for repurchases of Series N Preferred Stock or repurchases of common shares in connection with benefit plans consistent with past practice before the third anniversary of the issuance of the Series N Preferred Stock unless redeemed by the Corporation or transferred in whole by the U.S. Treasury.

Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations Table of Contents	Page

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 171.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent Bank of America Corporation and its subsidiaries’ (the Corporation) current expectations, intentions or forecasts of future events, circumstances or results. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including under Item 1A. “Risk Factors,” as well as those discussed under Item 1A. “Risk Factors” of the Corporation’s 2007 Annual Report on Form 10-K and in any of the Corporation’s other subsequent SEC filings. Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

In addition to the risk factors discussed under Item 1A. “Risk Factors” in this report and Item 1A. “Risk Factors” of the Corporation’s 2007 Annual Report on Form 10-K, other possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments; estimates of fair value of certain of the Corporation’s assets and liabilities, which could change in value significantly from period to period; legislative and regulatory actions in the United States and internationally which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Financial Services Authority; changes in accounting standards, rules and interpretations; increased competition with other large and well-capitalized banks and financial institutions; the Corporation’s ability to grow its core businesses; the Corporation’s ability to develop and introduce new banking-related products, services and enhancements, and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to identify and manage these and other risks.

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

At September 30, 2008, the Corporation had $1.8 trillion in assets and approximately 247,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

2008 Economic Environment

During the third quarter, market and economic conditions were severely impacted where credit conditions rapidly deteriorated and financial markets experienced widespread illiquidity and elevated levels of volatility. Concerns about future economic growth, oil prices, lower consumer confidence, rapid contraction of credit availability and lower corporate earnings continued to challenge the economy. The rate of unemployment continued to increase, reaching its highest level in nearly five years. Mortgage, corporate and the related counterparty credit spreads widened and heightened concerns about the impact of monoline insurers (monolines), auction rate securities (ARS), and structured investment vehicles (SIVs) adversely impacted the financial markets. As a result of these unparalleled market conditions, federal government agencies including the U.S. Treasury Department (U.S. Treasury) and the Federal Reserve Board initiated several actions which changed the landscape of the U.S. financial services industry. For more information related to these initiatives, see the Regulatory Initiatives discussion below.

The deteriorating economy continued to negatively impact the credit quality of our loan portfolios with more rapid deterioration occurring in the latter part of the most recent quarter. The stress consumers experienced from depreciating home prices, rising unemployment and tighter credit conditions resulted in a higher level of bankruptcy filings during the quarter as well as higher levels of delinquencies and losses in our consumer and small business portfolios. Housing value declines, a slowdown in consumer spending and the turmoil in the global financial markets also impacted our commercial portfolios where we experienced higher levels of losses, particularly in the homebuilder sector of our commercial real estate portfolio. Commercial criticized utilized exposures have also increased due to broader-based economic pressures. During the first nine months of 2008, we increased the allowance for credit losses across most portfolios. For more information on credit quality, see the Credit Risk Management discussion beginning on page 123.

The market dislocations continued to significantly impact our results. We have incurred additional losses on CDOs and related subprime exposure and continue to reduce our exposure to these vehicles. Further, we have also incurred losses associated with investments in certain equity securities (e.g., Fannie Mae and Freddie Mac) and have incurred estimated losses on our commitment to buy back ARS from our clients as discussed in Recent Events below. For more information on CDOs, the related ongoing exposure and the impacts of the continuing market dislocations (e.g., leveraged finance and CMBS writedowns), see the Capital Markets and Advisory Services (CMAS) discussion beginning on page 91.

The market dislocations have continued to impact certain SIVs and have recently begun to impact senior debt issued by financial services companies. During the first nine months of 2008, we provided additional support to certain cash funds managed within GWIM by utilizing existing capital commitments and purchasing certain investments from these funds. Further, one of the SIV investments that we purchased from these funds was restructured resulting in additional losses. For more information on our cash fund support, see the GWIM discussion beginning on page 99.

Market conditions also impacted the ratings of certain monolines, which has affected the pricing of certain municipal securities and the liquidity of the short-term public finance markets. We have direct and indirect exposure to monolines and, in certain situations, recognized losses related to some of these exposures during the first nine months of 2008. For more information related to our monoline exposure, see the Industry Concentrations discussion on page 146.

The above conditions, together with deterioration in the overall economy, will continue to affect these and other global markets in which we do business and will adversely impact our results throughout the remainder of 2008 and into 2009. The degree of the impact is dependent upon the duration and severity of such conditions.

Regulatory Initiatives

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (EESA). Pursuant to the EESA, the U.S. Treasury has authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of the EESA, the U.S. Treasury announced a plan to invest up to $250 billion in certain eligible financial institutions in the form of non-voting, senior preferred stock initially paying quarterly dividends at a five percent annual rate. When the U.S. Treasury makes such preferred investments in any company, it will also receive 10-year warrants to acquire common shares having an aggregate market price of 15 percent of the amount of the senior preferred investment. In connection with the U.S. Treasury’s announcement, we were identified as one of the nine financial institutions to participate in the first $125 billion of U.S. Treasury investments. As a result, we issued to the U.S. Treasury 600 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series N (Series N Preferred Stock) with a par value of $0.01 per share for $15.0 billion. The Series N Preferred Stock initially pays quarterly dividends at a five percent annual rate that increases to nine percent after five years. The Series N Preferred Stock has a call feature after three years. In connection with this investment, we also issued to the U.S. Treasury warrants to purchase approximately 73.1 million shares of Bank of America Corporation common stock at an exercise price of $30.79 per share.

In connection with the sale of the Series N Preferred Stock, Merrill Lynch & Co., Inc. (Merrill Lynch) entered into an agreement with the U.S. Treasury which allows Merrill Lynch to sell preferred stock and 10-year warrants to the U.S. Treasury for a purchase price of $10.0 billion prior to January 31, 2009 under certain circumstances. The U.S. Treasury has agreed with the Corporation that if the closing of the Merrill Lynch acquisition occurs prior to any such sale of preferred stock by Merrill Lynch, the U.S. Treasury will purchase, and the Corporation will issue, 400 thousand additional shares of Series N Preferred Stock (or a substantially similar series) and warrants to purchase approximately 48.7 million additional shares of common stock at an exercise price of $30.79, for an aggregate purchase price of $10.0 billion.

Under the TARP Capital Purchase Program, dividend payments on, and repurchases of, our outstanding preferred and common stock are subject to certain restrictions. For more information on these restrictions, see Note 19 – Subsequent Events to the Consolidated Financial Statements.

As part of the regulatory initiatives, the FDIC implemented the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP). The DGP will guarantee all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP will offer full guarantee for noninterest-bearing deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage will be voluntary for eligible institutions and would be in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.

Initially, these programs were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. An entity that chooses not to opt out of either or both programs will become a participating entity and will be assessed fees for participation. Participants in the DGP will be charged an annualized fee equal to 75 basis points (bps) multiplied by the debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. Any eligible entity that has not chosen to opt out of the TAGP will be assessed, on a quarterly basis, an annualized 10 bps fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. Details of these programs are being finalized by regulators. We have agreed in principle to participate in these programs.

In addition to the TLGP, in September 2008, the U.S. Treasury implemented the Temporary Guarantee Program for Money Market Funds. This is a voluntary and temporary program that is in effect through December 18, 2008 with the possibility of being extended. The program provides for a guarantee with respect to a fixed number of shares held by certain shareholders as of September 19, 2008, to receive $1.00 per share in the event that a participating fund no longer has a $1.00 per share net asset value and liquidates. With respect to such shares covered by the program, the guarantee payment would be equal to any shortfall between the amount received by a shareholder in a liquidation and $1.00 per share. The eligible money market mutual funds pay a fee to the U.S. Treasury to participate in the program. Several money market funds managed within GWIM currently participate in the program.

In September and October 2008, the Federal Reserve Board announced the creation of the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (AMLF), the Commercial Paper Funding Facility (CPFF) as well as the Money Market Investor Funding Facility (MMIFF). These facilities were created to provide liquidity to the U.S. short-term debt markets in an effort to increase the availability of credit. Under the AMLF, nonrecourse loans are provided to U.S. financial institutions for the purchase of U.S. dollar-denominated high-quality asset-backed commercial paper from money market mutual funds under certain conditions. The program is intended to assist money market funds that hold such paper in meeting demands for redemptions by investors and to foster liquidity in the asset-backed commercial paper market and money markets more generally. Financial institutions will bear no credit risk associated with commercial paper purchased under the AMLF. Under the CPFF, registered issuers will be allowed to sell commercial paper through a primary dealer to the CPFF subject to certain fees. Pricing will be based on whether the commercial paper is secured or unsecured. In addition, there are issuer-based limits on the amount of commercial paper the facility will hold. Upon implementation of the MMIFF, senior secured funding will be provided to a series of special purpose vehicles to finance the purchase of U.S. dollar-denominated certificates of deposits and commercial paper with a remaining maturity of 90 days or less issued by highly rated financial institutions and from qualifying investors including U.S. money market mutual funds. We have participated in some of the above programs.

In July 2008, the President signed into law the Housing and Economic Recovery Act of 2008. This Act has several provisions including the establishment of a voluntary program that permits the Federal Housing Administration (FHA) to refinance eligible mortgages for certain qualified borrowers. Some of this Act’s other provisions include changes to the FHA program, increases in the limits on the principal balances of mortgage loans that the FHA and government-sponsored enterprises (GSEs) can purchase, creating a new regulator for the GSEs, and establishing a registration system for loan originators.

In May 2008, federal bank regulators in the U.S. proposed amendments to the rules regarding Unfair and Deceptive Acts or Practices (UDAP) and Truth in Lending that would restrict certain credit and charge card practices and require expanded disclosures to consumers. Similar legislative initiatives have been proposed. The proposed regulatory amendments include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. If new regulations are adopted as proposed, we would likely make significant changes to our card practices. Also in the May 2008 proposal, federal bank regulators proposed new regulations under the same UDAP authority and under the Truth in Savings Act that would require banks to offer consumer deposit customers the opportunity to opt out of overdraft services and fees. If the new regulations are adopted as proposed, we would need to make significant changes in the manner in which we process transactions that affect consumer deposit accounts.

We are continuing to evaluate these proposals, our participation in the above programs and their impact on our financial condition and results of operations.

Recent Events

In October 2008, prior to the U.S. Treasury’s announcement of the TARP Capital Purchase Program discussed above, we issued 455 million shares of common stock at $22.00 per share resulting in proceeds of $9.8 billion, net of underwriting expenses.

In October 2008, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.32 per share, payable on December 26, 2008 to common shareholders of record on December 5, 2008, as compared to the quarterly cash dividend on common stock of $0.64 per share paid on September 26, 2008 to common shareholders of record on September 5, 2008. The 50 percent reduction in our regular quarterly cash dividend on common stock was a result of our earnings. In addition in October 2008, we declared aggregate dividends on preferred stock of $297 million, and in the third quarter of 2008 declared aggregate dividends on preferred stock of $473 million. For further discussion on our liquidity and capital, see Liquidity Risk and Capital Management beginning on page 116.

Also in October 2008, in connection with the Housing and Economic Recovery Act of 2008, we announced the creation of a home retention program that was developed in conjunction with several state attorneys general that will systematically modify troubled mortgages with up to $8.4 billion in interest rate and principal reductions for up to 400,000 Countrywide Financial Corporation (Countrywide) customers. This program is eligible to those borrowers who financed their primary residence with subprime or pay option adjustable rate mortgages serviced by Countrywide and originated prior to December 31, 2007. We hold approximately 12 percent of the eligible loans for investment while the remaining 88 percent are loans that we service but do not own. The program is a proactive loan modification process to provide relief to eligible borrowers who are seriously delinquent or are likely to become seriously delinquent as a result of loan features, such as rate resets or payment recasts. Modification options, among others, include FHA refinancing under the Housing and Economic Recovery Act of 2008; interest rate reductions, which may be granted automatically; and principal reductions on certain pay option adjustable rate mortgages. Under this program, eligible borrowers will not be charged loan modification fees, and prepayment penalties will be waived for qualifying subprime and pay option adjustable rate mortgages Countrywide or its affiliates own. In addition, borrowers in participating states will have access to several programs to provide further financial relief. These foreclosure prevention efforts will reduce foreclosures and the related losses providing a solution for customers and protecting investors. This program is in line with the Corporation’s original expectations upon acquisition and is not expected to impact the Corporation’s purchase accounting adjustments.

In September 2008, we announced an agreement to acquire Merrill Lynch in an all-stock transaction. The transaction has been approved by the board of directors of each company. Merrill Lynch common shareholders would receive 0.8595 of a share of Bank of America Corporation common stock in exchange for one share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders would receive Bank of America Corporation preferred stock having substantially identical terms. Merrill Lynch convertible preferred stock will remain outstanding and will thereafter be convertible into Bank of America common stock at an equivalent exchange ratio. The acquisition would add Merrill Lynch’s more than 16,000 financial advisors and its interest in BlackRock, Inc., a publicly traded investment management company. In addition, the acquisition is expected to increase our underwriting capabilities for debt and equity offerings, as well as our ability to advise on global mergers and acquisitions. The completion of this transaction is subject to closing conditions, and shareholder and regulatory approvals, and is expected to close on or around December 31, 2008.

In September 2008, we provided a $7.5 billion bilateral secured credit facility to Merrill Lynch, which is collateralized by a variety of assets including corporate and commercial real estate loans. The facility matures on the earlier of March 26, 2009 or the completion or termination date of the pending acquisition of Merrill Lynch. Based on collateral delivered as of September 30, 2008, $3.2 billion was available under the facility of which $3.0 billion was outstanding. In October 2008, we provided a $10.0 billion committed unsecured bank revolving credit facility to Merrill Lynch with borrowings guaranteed by the FDIC under the TLGP. This facility will be available to Merrill Lynch until January 30, 2009 but may expire at an earlier date if the pending acquisition of Merrill Lynch is terminated or consummated prior to January 30, 2009 or if Merrill Lynch elects to participate in the TARP Capital Purchase Program.

In September 2008, we announced an agreement in principle with the Massachusetts Securities Division under which we will offer to purchase at par ARS held by certain customers. The offer will cover approximately $4.5 billion in ARS held by an estimated 5,600 of our customers. Further in October 2008, we announced other agreements in principle with the SEC, the Office of the New York State Attorney General (NYAG), and the North American Securities Administrators Association. These agreements are substantially similar except that the agreement with the NYAG requires the payment of a penalty. During the third quarter, we provided for estimated losses on our commitment to buy back ARS from our clients of $313 million in other income and recorded a penalty of $50 million in other general operating expense.

On July 1, 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The acquisition of Countrywide significantly improved our mortgage originating and servicing capabilities while making us a leading mortgage originator and servicer. For more information related to our Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Recent Accounting Developments

On September 15, 2008, the FASB released exposure drafts which would amend SFAS 140 and FIN 46R. As written, the proposed amendments would eliminate the concept of a QSPE and change the standards for consolidation of VIEs. The changes would be effective for both existing and newly created entities as of January 1, 2010. If adopted as written, the amendments would likely result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Consolidated Balance Sheet. These consolidations may result in an increase in outstanding loans and on-balance sheet funding, higher provision and allowance for credit losses as well as changes in the timing of recognition and location of where items are classified on our income statement. In addition, regulatory capital amounts and ratios may be negatively impacted based on the outcome of the FASB and regulatory agencies’ decisions. However, the impact on the Corporation cannot be determined until the FASB issues the final amendments to SFAS 140 and FIN 46R and the banking regulators provide guidance on how these amendments will impact regulatory capital. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for a further discussion of recently issued accounting pronouncements.

Performance Overview

Net income was $1.2 billion, or $0.15 per diluted common share for the three months ended September 30, 2008, as compared to $3.7 billion, or $0.82 per diluted common share, for the three months ended September 30, 2007. Net income was $5.8 billion, or $1.10 per diluted common share for the nine months ended September 30, 2008, as compared to $14.7 billion, or $3.25 per diluted common share, for the nine months ended September 30, 2007.

Table 1

Business Segment Total Revenue and Net Income

	Three Months Ended September 30				Nine Months Ended September 30
	Total Revenue (1)		Net Income		Total Revenue (1)		Net Income
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Global Consumer and Small Business Banking (2)	$15,929	$12,075	$1,234	$2,313	$42,492	$35,331	$3,168	$7,519
Global Corporate and Investment Banking	4,537	2,919	533	90	13,656	14,285	2,398	3,241
Global Wealth and Investment Management	1,547	2,078	67	558	5,748	5,747	871	1,626
All Other (2)	(2,114)	(600)	(657)	737	(3,900)	(235)	(640)	2,328
Total FTE basis	19,899	16,472	1,177	3,698	57,996	55,128	5,797	14,714
FTE adjustment	(278)	(375)	-	-	(894)	(1,099)	-	-
Total Consolidated	$19,621	$16,097	$1,177	$3,698	$57,102	$54,029	$5,797	$14,714
(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 71.
(2)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

The table above presents total revenue and net income for the business segments and All Other and the following discussion presents a summary of the related results. For more information on these results, see Business Segment Operations beginning on page 78.

•

For the three months ended September 30, 2008, GCSBB’s net income decreased as higher revenue was more than offset by increased provision for credit losses and noninterest expense. Total revenue increased from merger-related and organic average loan and deposit growth, as well as higher mortgage banking income due to the acquisition of Countrywide. Higher provision for credit losses resulted from the impacts of the housing weakness and slowing economy. Noninterest expense increased due to the addition of Countrywide and LaSalle Bank Corporation (LaSalle).

In addition to the drivers discussed above, during the nine months ended September 30, 2008, GCSBB’s results were favorably impacted by the Card Services’ portion of the Visa IPO transactions. For more information on GCSBB, see page 79.

•

For the three months ended September 30, 2008, GCIB’s net income increased due to higher revenue, partially offset by increased commercial credit costs and noninterest expense. Revenue increased due to an increase in net interest income, primarily market-based, and service charges. Market-based disruptions continue to impact our CMAS business. The higher provision for credit losses was due to the impact of the housing markets slowdown on the homebuilder loan portfolio and higher commercial domestic net charge-offs.

In addition to the drivers discussed above, during the nine months ended September 30, 2008, GCIB’s results were favorably impacted by the Treasury Services’ portion of the Visa IPO transactions. For more information on GCIB, see page 87.

•

For the three months ended September 30, 2008, GWIM’s net income decreased due to lower revenue and higher provision for credit losses. Total revenue decreased as higher net interest income was more than offset by losses related to the support of certain cash funds. The increase in provision for credit losses was driven by deterioration in the housing markets. Noninterest expense increased due to the addition of LaSalle. In addition, total revenue and noninterest expense were adversely impacted by losses and a penalty associated with the ARS settlement.

In addition to the drivers discussed above, during the nine months ended September 30, 2008, GWIM’s results were impacted by the July 1, 2007 acquisition of U.S. Trust Corporation. For more information on GWIM, see page 99.

•

For the three months ended September 30, 2008, All Other’s net income decreased due to losses in equity investment income, higher credit costs related to our ALM residential mortgage portfolio and an increase in merger and restructuring charges.

In addition to the drivers discussed above, during the nine months ended September 30, 2008, All Other’s results were impacted by the absence of our Latin America operations, which were sold in the first quarter of 2007. For more information on All Other, see page 105.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $2.9 billion to $11.9 billion and $6.8 billion to $33.1 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The increases were driven by the acquisitions of Countrywide and LaSalle, strong loan and deposit growth, hedge income, and the contribution from market-based net interest income related to our CMAS business, which benefited from the steepening of the yield curve and product mix. The net interest yield on a FTE basis increased 32 bps to 2.93 percent and 26 bps to 2.86 percent for the three and nine months ended September 30, 2008 compared to the same periods in 2007, due to increased yields on market based activity, the beneficial impact of the current interest rate environment and hedge income. Partially offsetting these increases were the additions of lower yielding assets from the Countrywide and LaSalle acquisitions. For more information on net interest income on a FTE basis, see Tables 8 and 9 on pages 75 and 77.

Noninterest Income

Table 2

Noninterest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Card income	$3,122	$3,595	$10,212	$10,486
Service charges	2,722	2,221	7,757	6,493
Investment and brokerage services	1,238	1,378	3,900	3,720
Investment banking income	474	389	1,645	1,801
Equity investment income (loss)	(316)	904	1,330	3,747
Trading account profits (losses)	(384)	(1,388)	(1,810)	491
Mortgage banking income	1,674	155	2,564	516
Insurance premiums	678	235	1,092	548
Gains on sales of debt securities	10	7	362	71
Other income (loss)	(1,239)	(16)	(2,204)	880
Total noninterest income	$7,979	$7,480	$24,848	$28,753

Noninterest income increased $499 million to $8.0 billion and decreased $3.9 billion to $24.8 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

—

Card income on a held basis decreased $473 million and $274 million primarily due to the unfavorable change in value of the interest-only strip and decreases in various fees, partially offset by an increase in debit card income. In addition, the decrease during the nine months ended September 30, 2008 was partially offset by an increase in cash advance fees.

—	Service charges grew $501 million and $1.3 billion resulting from new account growth in deposit accounts and the beneficial impact of the LaSalle acquisition.

—

Investment and brokerage services decreased $140 million for the three months ended September 30, 2008 primarily due to the absence of fees related to Marsico Capital Management, LLC (Marsico) which was sold in late 2007. Investment and brokerage services increased $180 million for the nine months ended September 30, 2008 primarily due to the U.S. Trust Corporation and LaSalle acquisitions, partially offset by the sale of Marsico.

—

Investment banking income increased $85 million for the three months ended September 30, 2008 driven by increased debt underwriting activity as customers’ demand for liquidity rose. Investment banking income decreased $156 million for the nine months ended September 30, 2008, driven by reduced advisory fees due to current market disruptions.

—

Equity investment income decreased $1.2 billion and $2.4 billion due to a reduction in gains from our Principal Investing portfolio attributable to the lack of liquidity in the marketplace when compared to the same periods in the prior year and other-than-temporary impairments taken on certain equity securities, including Freddie Mac and Fannie Mae. In addition, during the three months ended September 30, 2007, we recorded a $353 million dividend from China Construction Bank (CCB) which included a special dividend of $184 million due to CCB’s share listing.

—

Trading account losses were $384 million and $1.8 billion driven by continued losses related to CDO exposure and the continuing impact of the market disruptions on various parts of our CMAS business. For more information on the impact of these events refer to the GCIB discussion beginning on page 87.

—

Mortgage banking income increased $1.5 billion and $2.0 billion primarily as a result of the Countrywide acquisition, which drove increases in servicing income of $881 million and $1.1 billion and production income of $639 million and $981 million.

—	Insurance premiums increased $443 million and $544 million primarily due to the acquisition of Countrywide’s life and casualty, and reinsurance businesses.

—

Other income (loss) decreased $1.2 billion and $3.1 billion due to impairment writedowns of $789 million and $1.9 billion associated with CDOs classified as AFS debt securities and $145 million and $648 million of writedowns associated with our leveraged finance loans and commitments. We also recorded losses of $630 million and $886 million associated with the support provided to certain cash funds managed within GWIM and writedowns related to certain SIV investments that were purchased from the funds. In addition, during the three months ended September 30, 2008 we recorded losses of $313 million on a commitment to buy back auction-rate securities from clients. These decreases were partially offset by a $283 million gain on the sale of a card portfolio as well as a $224 million gain on the sale of our prime brokerage business, both of which occurred in the third quarter of 2008.

Provision for Credit Losses

The provision for credit losses increased $4.4 billion to $6.5 billion and $13.2 billion to $18.3 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007. Deterioration in the housing markets, particularly in geographic areas that have experienced the most significant home price declines, as well as the impacts of a slowing economy and seasoning drove higher credit costs.

For more information on credit quality, see Provision for Credit Losses beginning on page 151.

Noninterest Expense

Table 3

Noninterest Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Personnel	$5,198	$4,169	$14,344	$13,931
Occupancy	926	754	2,623	2,211
Equipment	440	336	1,208	1,018
Marketing	605	552	1,813	1,644
Professional fees	424	258	1,071	770
Amortization of intangibles	464	429	1,357	1,209
Data processing	755	463	1,905	1,372
Telecommunications	288	255	814	750
Other general operating	2,313	1,411	4,818	3,940
Merger and restructuring charges	247	84	629	270
Total noninterest expense	$11,660	$8,711	$30,582	$27,115

Noninterest expense increased $2.9 billion and $3.5 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007, primarily due to the acquisitions of Countrywide and LaSalle. The nine months ended September 30, 2008 was also impacted by the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO and a reduction in performance-based incentive compensation expense due in part to modifications to certain employee incentive programs primarily in GCIB.

Income Tax Expense

Income tax expense was $334 million for the three months ended September 30, 2008 compared to $1.7 billion for the same period in 2007 resulting in an effective tax rate of 22.1 percent and 31.0 percent. Income tax expense was $2.4 billion for the nine months ended September 30, 2008 compared to $7.1 billion for the same period in 2007 resulting in an effective tax rate of 29.6 percent and 32.6 percent. The decreases in the effective tax rates reflect the impact of lower pre-tax income offset by a decrease in the relative percentage of our earnings taxed solely outside of the U.S. and the remeasurement of tax positions in accordance with FIN 48. For more information on income tax expense, see Note 15 – Income Taxes to the Consolidated Financial Statements.

Assets

At September 30, 2008, total assets were $1.8 trillion, an increase of $115.4 billion from December 31, 2007. The increase in total assets was primarily attributable to the acquisition of Countrywide, which impacted various line items including loans and leases, debt securities, mortgage servicing rights and other assets. Partially offsetting these increases was a decrease in federal funds sold and securities purchased under agreements to resell, primarily due to the sale of our equity prime brokerage business. In addition to the acquisition of Countrywide, debt securities also increased due to net purchases of securities and the securitization of residential mortgage loans into mortgage-backed securities which we retained.

Average total assets for the three and nine months ended September 30, 2008 increased $325.1 billion, or 21 percent, and $254.0 billion, or 16 percent, from the same periods in 2007 primarily due to higher loans and leases and debt securities. The increase in average loans and leases was attributable to organic growth and the Countrywide and LaSalle acquisitions. The increase in debt securities was driven by the same factors as noted above and the LaSalle merger.

Liabilities and Shareholders’ Equity

At September 30, 2008, total liabilities were $1.7 trillion, an increase of $101.2 billion from December 31, 2007. The increase in total liabilities was attributable to the acquisition of Countrywide, which impacted various line items including deposits, long-term debt, and accrued expenses and other liabilities. Deposits increased $68.9 billion due to the addition of Countrywide and the benefit we received from a consumer and business flight-to-safety resulting from market instability. Partially offsetting these increases was a decrease in commercial paper and other short-term borrowings due in part to the sale of our equity prime brokerage business.

Average total liabilities for the three and nine months ended September 30, 2008 increased $293.2 billion, or 20 percent, and $227.0 billion, or 16 percent, from the same periods in 2007. The increase in average total liabilities was attributable to higher deposits and long-term debt to support growth in overall assets, the assumption of liabilities associated with Countrywide and LaSalle, and the funding of the LaSalle acquisition.

Period end shareholders’ equity was $161.0 billion at September 30, 2008, an increase of $14.2 billion from December 31, 2007, due to the issuance of preferred stock of $19.7 billion, net income of $5.8 billion and stock issued in the Countrywide acquisition of $4.2 billion, partially offset by dividend payments of $9.5 billion and a decrease in accumulated OCI of $6.8 billion. The decrease in accumulated OCI was due in part to the decrease in the fair value of our CCB investment during 2008.

Average shareholders’ equity for the three and nine months ended September 30, 2008 compared to the same periods in 2007, increased $32.0 billion and $27.0 billion due to the same period-end factors discussed above except that accumulated OCI increased due to the fair value adjustment related to our investment in CCB.

Impact of Countrywide Acquisition

Effective July 1, 2008, Countrywide’s results of operations are included in the Corporation’s consolidated results. For the three and nine months ended September 30, 2008, the Countrywide acquisition contributed $644 million to net interest income on a FTE basis, $1.7 billion to noninterest income, $2.0 billion to noninterest expense and $259 million to net income. The acquisition of Countrywide did not have a significant impact on the provision for credit losses as impaired loans acquired from Countrywide were initially recorded at fair value. At July 1, 2008, the Countrywide acquisition contributed $86.2 billion to total loans and leases, $17.4 billion to securities, $17.2 billion to MSRs, and $63.0 billion to total deposits.

The majority of Countrywide’s ongoing operations are recorded in MHEIS. Countrywide’s acquired first mortgage portfolio was recorded in All Other and is managed as part of our overall ALM activities. For more information on Countrywide’s impact in MHEIS, see the MHEIS discussion beginning on page 85. For more information related to the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Table 4
Selected Quarterly Financial Data
	2008 Quarters			2007 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$11,642	$10,621	$9,991	$9,165	$8,617
Noninterest income	7,979	9,789	7,080	3,639	7,480
Total revenue, net of interest expense	19,621	20,410	17,071	12,804	16,097
Provision for credit losses	6,450	5,830	6,010	3,310	2,030
Noninterest expense, before merger and restructuring charges	11,413	9,447	9,093	10,269	8,627
Merger and restructuring charges	247	212	170	140	84
Income (loss) before income taxes	1,511	4,921	1,798	(915)	5,356
Income tax expense (benefit)	334	1,511	588	(1,183)	1,658
Net income	$1,177	$3,410	$1,210	$268	$3,698
Average common shares issued and outstanding (in thousands)	4,543,963	4,435,719	4,427,823	4,421,554	4,420,616
Average diluted common shares issued and outstanding (in thousands)	4,563,508	4,457,193	4,461,201	4,470,108	4,475,917
Performance ratios
Return on average assets	0.25%	0.78%	0.28%	0.06%	0.93%
Return on average common shareholders’ equity	1.97	9.25	2.90	0.60	11.02
Return on tangible shareholders’ equity (1)	5.54	16.40	6.31	1.60	21.90
Total ending equity to total ending assets	8.79	9.48	9.00	8.56	8.77
Total average equity to total average assets	8.73	9.20	8.77	8.32	8.51
Dividend payout	n/m	88.67	n/m	n/m	77.97
Per common share data
Earnings	$0.15	$0.73	$0.23	$0.05	$0.83
Diluted earnings	0.15	0.72	0.23	0.05	0.82
Dividends paid	0.64	0.64	0.64	0.64	0.64
Book value	30.01	31.11	31.22	32.09	30.45
Market price per share of common stock
Closing	$35.00	$23.87	$37.91	$41.26	$50.27
High closing	37.48	40.86	45.03	52.71	51.87
Low closing	18.52	23.87	35.31	41.10	47.00
Market capitalization	$159,672	$106,292	$168,806	$183,107	$223,041
Average balance sheet
Total loans and leases	$946,914	$878,639	$875,661	$868,119	$780,516
Total assets	1,905,691	1,754,613	1,764,927	1,742,467	1,580,565
Total deposits	857,845	786,002	787,623	781,625	702,481
Long-term debt	264,934	205,194	198,463	196,444	175,265
Common shareholders’ equity	142,303	140,243	141,456	141,085	131,606
Total shareholders’ equity	166,454	161,428	154,728	144,924	134,487
Asset quality (2)
Allowance for credit losses (3)	$20,773	$17,637	$15,398	$12,106	$9,927
Nonperforming assets (4)	13,576	9,749	7,827	5,948	3,372
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	2.17%	1.98%	1.71%	1.33%	1.21%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	173	187	203	207	300
Net charge-offs	$4,356	$3,619	$2,715	$1,985	$1,573
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	1.84%	1.67%	1.25%	0.91%	0.80%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	1.25	1.06	0.84	0.64	0.40
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (4, 5)	1.45	1.13	0.90	0.68	0.43
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.17	1.18	1.36	1.47	1.53
Capital ratios (period end)
Risk-based capital:
Tier 1	7.55%	8.25%	7.51%	6.87%	8.22%
Total	11.54	12.60	11.71	11.02	11.86
Tier 1 Leverage	5.51	6.07	5.59	5.04	6.20

(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 71.

(2)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk beginning on page 123.
(3)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(4)	Balances and ratios do not include nonperforming LHFS included in other assets and nonperforming AFS debt securities.
(5)	Balances and ratios do not include loans measured at fair value in accordance with SFAS 159.
n/m	= not meaningful

Table 5 Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2008	2007
Income statement
Net interest income	$32,254	$25,276
Noninterest income	24,848	28,753
Total revenue, net of interest expense	57,102	54,029
Provision for credit losses	18,290	5,075
Noninterest expense, before merger and restructuring charges	29,953	26,845
Merger and restructuring charges	629	270
Income before income taxes	8,230	21,839
Income tax expense	2,433	7,125
Net income	$5,797	$14,714
Average common shares issued and outstanding (in thousands)	4,469,517	4,424,269
Average diluted common shares issued and outstanding (in thousands)	4,493,506	4,483,465
Performance ratios
Return on average assets	0.43%	1.27%
Return on average common shareholders’ equity	4.68	14.88
Return on tangible shareholders’ equity (1)	9.47	29.11
Total ending equity to total ending assets	8.79	8.77
Total average equity to total average assets	8.90	8.61
Dividend payout	174.73	53.79
Per common share data
Earnings	$1.11	$3.30
Diluted earnings	1.10	3.25
Dividends paid	1.92	1.76
Book value	30.01	30.45
Market price per share of common stock
Closing	$35.00	$50.27
High closing	45.03	54.05
Low closing	18.52	47.00
Market capitalization	$159,672	$223,041
Average balance sheet
Total loans and leases	$900,574	$745,162
Total assets	1,808,765	1,554,760
Total deposits	810,663	695,465
Long-term debt	223,017	160,895
Common shareholders’ equity	141,337	131,017
Total shareholders’ equity	160,890	133,878
Asset quality (2)
Allowance for credit losses (3)	$20,773	$9,927
Nonperforming assets (4)	13,576	3,372
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	2.17%	1.21%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	173	300
Net charge-offs	$10,690	$4,495
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	1.59%	0.80%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	1.25	0.40
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (4, 5)	1.45	0.43
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.42	1.59

(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 71.

(2)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk beginning on page 123.
(3)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(4)	Balances and ratios do not include nonperforming LHFS included in other assets and nonperforming AFS debt securities.
(5)	Balances and ratios do not include loans measured at fair value in accordance with SFAS 159.

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

Table 6 Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2008		2007		2008		2007
Operating basis
Operating earnings	$1,360		$3,751		$6,221		$14,884
Return on average assets	0.28%		0.94%		0.46%		1.28%
Return on average common shareholders’ equity	2.48		11.18		5.08		15.06
Return on average tangible shareholders’ equity	6.40		22.21		10.17		29.45
Operating efficiency ratio (FTE basis)	57.36		52.38		51.65		48.70
Dividend payout ratio	n/m		76.86		160.94		53.17
Operating leverage (FTE basis)	(11.48)		(10.99)		(6.37)		(2.85)
FTE basis data
Net interest income	$11,920		$8,992		$33,148		$26,375
Total revenue, net of interest expense	19,899		16,472		57,996		55,128
Net interest yield	2.93%		2.61%		2.86%		2.60%
Efficiency ratio	58.60		52.89		52.73		49.19
Reconciliation of net income to operating earnings
Net income	$1,177		$3,698		$5,797		$14,714
Merger and restructuring charges	247		84		629		270
Related income tax benefit	(64)		(31)		(205)		(100)
Operating earnings	$1,360		$3,751		$6,221		$14,884
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$166,454		$134,487		$160,890		$133,878
Average goodwill	(81,977)		(67,499)		(79,150)		(66,309)
Average tangible shareholders’ equity	$84,477		$66,988		$81,740		$67,569
Reconciliation of return on average assets to operating return on average assets
Return on average assets	0.25%		0.93%		0.43%		1.27%
Effect of merger and restructuring charges, net-of-tax	0.03		0.01		0.03		0.01
Operating return on average assets	0.28%		0.94%		0.46%		1.28%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	1.97%		11.02%		4.68%		14.88%
Effect of merger and restructuring charges, net-of-tax	0.51		0.16		0.40		0.18
Operating return on average common shareholders’ equity	2.48%		11.18%		5.08%		15.06%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	5.54%		21.90%		9.47%		29.11%
Effect of merger and restructuring charges, net-of-tax	0.86		0.31		0.70		0.34
Operating return on average tangible shareholders’ equity	6.40%		22.21%		10.17%		29.45%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	58.60%		52.89%		52.73%		49.19%
Effect of merger and restructuring charges	(1.24)		(0.51)		(1.08)		(0.49)
Operating efficiency ratio	57.36%		52.38%		51.65%		48.70%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	n/m	%	77.97%		174.73%		53.79%
Effect of merger and restructuring charges, net-of-tax	n/m		(1.11)		(13.79)		(0.62)
Operating dividend payout ratio	n/m	%	76.86%		160.94%		53.17%
Reconciliation of operating leverage to operating basis operating leverage (FTE basis)
Operating leverage	(13.04	) %	(8.91	) %	(7.58	) %	(1.70	) %
Effect of merger and restructuring charges	1.56		(2.08)		1.21		(1.15)
Operating leverage	(11.48	) %	(10.99	) %	(6.37	) %	(2.85	) %

n/m	= not meaningful

Core Net Interest Income – Managed Basis

We manage core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 87, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for CMAS. We also adjust for loans that we originated and subsequently sold into certain securitizations. These securitizations include off-balance sheet loans and leases, primarily credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 7
Core Net Interest Income – Managed Basis

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Net interest income (1)
As reported	$11,920	$8,992	$33,148	$26,375
Impact of market-based net interest income (2)	(1,448)	(789)	(4,125)	(1,908)
Core net interest income	10,472	8,203	29,023	24,467
Impact of securitizations (3)	2,310	2,009	6,654	5,820
Core net interest income – managed basis	$12,782	$10,212	$35,677	$30,287

Average earning assets
As reported	$1,622,466	$1,375,795	$1,544,617	$1,352,177
Impact of market-based earning assets (2)	(377,630)	(407,066)	(385,517)	(414,363)
Core average earning assets	1,244,836	968,729	1,159,100	937,814
Impact of securitizations	101,743	104,181	102,481	103,028
Core average earning assets – managed basis	$1,346,579	$1,072,910	$1,261,581	$1,040,842

Net interest yield contribution (1, 4)
As reported	2.93%	2.61%	2.86%	2.60%
Impact of market-based activities (2)	0.43	0.77	0.48	0.88
Core net interest yield on earning assets	3.36	3.38	3.34	3.48
Impact of securitizations	0.43	0.42	0.43	0.40
Core net interest yield on earning assets – managed basis	3.79%	3.80%	3.77%	3.88%

(1)	FTE basis
(2)

Represents the impact of market-based amounts included in the CMAS business within GCIB. For the three and nine months ended September 30, 2008, the impact of market-based net interest income excludes $23 million and $75 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income. For the three and nine months ended September 30, 2007, the impact of market-based net interest income excludes $22 million and $44 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the segment view which utilizes funds transfer pricing methodologies.
(4)	Calculated on an annualized basis.

Core net interest income on a managed basis increased $2.6 billion and $5.4 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The increases were driven by the acquisitions of Countrywide and LaSalle, strong loan and deposit growth and hedge income.

On a managed basis, core average earning assets increased $273.7 billion and $220.7 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due to higher loan levels and the impact of the Countrywide and LaSalle acquisitions.

Core net interest yield on a managed basis decreased 1 bp to 3.79 percent and 11 bps to 3.77 percent for the three and nine months ended September 30, 2008 compared to the same periods in 2007, driven by the additions of lower yielding assets from the Countrywide and LaSalle acquisitions, partially offset by the beneficial impact of the current interest rate environment and hedge income.

Table 8 Quarterly Average Balances and Interest Rates - FTE Basis

	Third Quarter 2008			Second Quarter 2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$11,361	$101	3.54%	$10,310	$87	3.40%
Federal funds sold and securities purchased under agreements to resell	136,322	912	2.67	126,169	800	2.54
Trading account assets	191,757	2,390	4.98	184,547	2,282	4.95
Debt securities (1)	266,013	3,672	5.52	235,369	2,963	5.04
Loans and leases (2):
Residential mortgage	260,748	3,712	5.69	256,164	3,541	5.54
Home equity	151,142	2,124	5.59	120,265	1,627	5.44
Discontinued real estate	22,031	399	7.25	n/a	n/a	n/a
Credit card – domestic	63,414	1,682	10.55	61,655	1,603	10.45
Credit card – foreign	17,075	535	12.47	16,566	512	12.43
Direct/Indirect consumer (3)	85,392	1,790	8.34	82,593	1,731	8.43
Other consumer (4)	3,723	80	8.78	3,953	84	8.36
Total consumer	603,525	10,322	6.82	541,196	9,098	6.75
Commercial – domestic	224,117	2,852	5.06	219,537	2,762	5.06
Commercial real estate (5)	63,220	727	4.57	62,810	737	4.72
Commercial lease financing	22,585	53	0.93	22,276	243	4.37
Commercial – foreign	33,467	377	4.48	32,820	366	4.48
Total commercial	343,389	4,009	4.64	337,443	4,108	4.89
Total loans and leases	946,914	14,331	6.03	878,639	13,206	6.04
Other earning assets	70,099	1,068	6.07	65,200	1,005	6.19
Total earning assets (6)	1,622,466	22,474	5.52	1,500,234	20,343	5.44
Cash and cash equivalents	36,030			33,799
Other assets, less allowance for loan and lease losses	247,195			220,580
Total assets	$1,905,691			$1,754,613

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,297	$58	0.72%	$33,164	$64	0.77%
NOW and money market deposit accounts	278,520	973	1.39	258,104	856	1.33
Consumer CDs and IRAs	218,862	1,852	3.37	178,828	1,646	3.70
Negotiable CDs, public funds and other time deposits	36,039	291	3.21	24,216	195	3.25
Total domestic interest-bearing deposits	565,718	3,174	2.23	494,312	2,761	2.25
Foreign interest-bearing deposits:
Banks located in foreign countries	36,230	266	2.91	33,777	272	3.25
Governments and official institutions	11,847	72	2.43	11,789	77	2.62
Time, savings and other	48,209	334	2.76	55,403	410	2.97
Total foreign interest-bearing deposits	96,286	672	2.78	100,969	759	3.02
Total interest-bearing deposits	662,004	3,846	2.31	595,281	3,520	2.38
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	465,511	3,223	2.76	444,578	3,087	2.79
Trading account liabilities	77,271	661	3.40	70,546	749	4.27
Long-term debt	264,934	2,824	4.26	205,194	2,050	4.00
Total interest-bearing liabilities (6)	1,469,720	10,554	2.86	1,315,599	9,406	2.87
Noninterest-bearing sources:
Noninterest-bearing deposits	195,841			190,721
Other liabilities	73,676			86,865
Shareholders’ equity	166,454			161,428
Total liabilities and shareholders’ equity	$1,905,691			$1,754,613
Net interest spread			2.66%			2.57%
Impact of noninterest-bearing sources			0.27			0.35
Net interest income/yield on earning assets		$11,920	2.93%		$10,937	2.92%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. We account for acquired impaired loans in accordance with SOP 03-3. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

Includes foreign consumer loans of $2.6 billion, $3.0 billion and $3.3 billion in the third, second and first quarters of 2008, and $3.6 billion and $3.8 billion in the fourth and third quarters of 2007, respectively.

(4)

Includes consumer finance loans of $2.7 billion, $2.8 billion and $3.0 billion in the third, second and first quarters of 2008, and $3.1 billion and $3.2 billion in the fourth and third quarters of 2007, respectively; and other foreign consumer loans of $1.1 billion, $862 million and $857 million in the third, second and first quarters of 2008, and $845 million and $843 million in the fourth and third quarters of 2007, respectively.

(5)

Includes domestic commercial real estate loans of $62.2 billion, $61.6 billion and $61.0 billion in the third, second and first quarters of 2008, and $58.5 billion and $38.0 billion in the fourth and third quarters of 2007, respectively.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $12 million, $104 million and $103 million in the third, second and first quarters of 2008, and $134 million and $170 million in the fourth and third quarters of 2007, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on liabilities $86 million, $37 million and $49 million in the third, second and first quarters of 2008, and $201 million and $226 million in the fourth and third quarters of 2007, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 160.

n/a	= not applicable

Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	First Quarter 2008			Fourth Quarter 2007			Third Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,596	$94	3.56%	$10,459	$122	4.63%	$11,879	$148	4.92%
Federal funds sold and securities purchased under agreements to resell	145,043	1,208	3.34	151,938	1,748	4.59	139,259	1,839	5.27
Trading account assets	192,410	2,417	5.04	190,700	2,422	5.06	194,661	2,604	5.33
Debt securities (1)	219,377	2,835	5.17	206,873	2,795	5.40	174,568	2,380	5.45
Loans and leases (2):
Residential mortgage	270,541	3,837	5.68	277,058	3,972	5.73	274,385	3,928	5.72
Home equity	116,562	1,872	6.46	112,369	2,043	7.21	98,611	1,884	7.58
Discontinued real estate	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Credit card – domestic	63,277	1,774	11.28	60,063	1,781	11.76	57,491	1,780	12.29
Credit card – foreign	15,241	474	12.51	14,329	464	12.86	11,995	371	12.25
Direct/Indirect consumer (3)	78,705	1,699	8.68	75,138	1,658	8.75	72,978	1,600	8.70
Other consumer (4)	4,049	87	8.61	4,206	71	6.77	4,322	96	8.90
Total consumer	548,375	9,743	7.13	543,163	9,989	7.32	519,782	9,659	7.39
Commercial – domestic	212,394	3,198	6.06	213,200	3,704	6.89	176,554	3,207	7.21
Commercial real estate (5)	62,202	887	5.74	59,702	1,053	6.99	38,977	733	7.47
Commercial lease financing	22,227	261	4.69	22,239	574	10.33	20,044	246	4.91
Commercial – foreign	30,463	387	5.11	29,815	426	5.67	25,159	377	5.95
Total commercial	327,286	4,733	5.81	324,956	5,757	7.03	260,734	4,563	6.95
Total loans and leases	875,661	14,476	6.64	868,119	15,746	7.21	780,516	14,222	7.25
Other earning assets	67,208	1,129	6.75	74,909	1,296	6.89	74,912	1,215	6.46
Total earning assets (6)	1,510,295	22,159	5.89	1,502,998	24,129	6.39	1,375,795	22,408	6.48
Cash and cash equivalents	33,949			33,714			31,356
Other assets, less allowance for loan and lease losses	220,683			205,755			173,414
Total assets	$1,764,927			$1,742,467			$1,580,565

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,798	$50	0.63%	$31,961	$50	0.63%	$31,510	$50	0.62%
NOW and money market deposit accounts	248,949	1,139	1.84	240,914	1,334	2.20	215,078	1,104	2.04
Consumer CDs and IRAs	188,005	2,071	4.43	183,910	2,179	4.70	165,840	1,949	4.66
Negotiable CDs, public funds and other time deposits	32,201	320	4.00	34,997	420	4.76	17,392	227	5.20
Total domestic interest-bearing deposits	500,953	3,580	2.87	491,782	3,983	3.21	429,820	3,330	3.07
Foreign interest-bearing deposits:
Banks located in foreign countries	39,196	400	4.10	45,050	557	4.91	43,727	564	5.12
Governments and official institutions	14,650	132	3.62	16,506	192	4.62	17,206	218	5.03
Time, savings and other	53,064	476	3.61	51,919	521	3.98	41,868	433	4.09
Total foreign interest-bearing deposits	106,910	1,008	3.79	113,475	1,270	4.44	102,801	1,215	4.69
Total interest-bearing deposits	607,863	4,588	3.04	605,257	5,253	3.44	532,621	4,545	3.39
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	452,854	4,142	3.68	456,530	5,598	4.87	409,070	5,519	5.36
Trading account liabilities	82,432	840	4.10	81,500	825	4.02	86,118	906	4.17
Long-term debt	198,463	2,298	4.63	196,444	2,638	5.37	175,265	2,446	5.58
Total interest-bearing liabilities (6)	1,341,612	11,868	3.55	1,339,731	14,314	4.25	1,203,074	13,416	4.43
Noninterest-bearing sources:
Noninterest-bearing deposits	179,760			176,368			169,860
Other liabilities	88,827			81,444			73,144
Shareholders’ equity	154,728			144,924			134,487
Total liabilities and shareholders’ equity	$1,764,927			$1,742,467			$1,580,565
Net interest spread			2.34%			2.14%			2.05%
Impact of noninterest-bearing sources			0.39			0.47			0.56
Net interest income/yield on earning assets		$10,291	2.73%		$9,815	2.61%		$8,992	2.61%
For Footnotes, see page 75.

Table 9 Year-to-Date Average Balances and Interest Rates - FTE Basis

	Nine Months Ended September 30
	2008			2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,758	$282	3.50%	$14,059	$505	4.80%
Federal funds sold and securities purchased under agreements to resell	135,846	2,920	2.87	157,139	5,974	5.07
Trading account assets	189,579	7,089	4.99	186,137	7,325	5.25
Debt securities (1)	240,347	9,470	5.25	179,589	7,225	5.37
Loans and leases (2):
Residential mortgage	262,478	11,090	5.63	260,469	11,140	5.70
Home equity	129,402	5,623	5.80	94,179	5,342	7.58
Discontinued real estate	7,397	399	7.25	n/a	n/a	n/a
Credit card – domestic	62,784	5,059	10.76	57,148	5,444	12.74
Credit card – foreign	16,297	1,521	12.47	11,694	1,038	11.86
Direct/Indirect consumer (3)	82,242	5,220	8.48	68,281	4,344	8.51
Other consumer (4)	3,908	251	8.58	4,614	318	9.21
Total consumer	564,508	29,163	6.90	496,385	27,626	7.43
Commercial – domestic	218,702	8,812	5.38	168,948	9,180	7.26
Commercial real estate (5)	62,746	2,351	5.00	37,305	2,092	7.50
Commercial lease financing	22,364	557	3.32	19,828	638	4.29
Commercial – foreign	32,254	1,130	4.68	22,696	1,026	6.05
Total commercial	336,066	12,850	5.11	248,777	12,936	6.95
Total loans and leases	900,574	42,013	6.23	745,162	40,562	7.27
Other earning assets	67,513	3,202	6.33	70,091	3,333	6.35
Total earning assets (6)	1,544,617	64,976	5.61	1,352,177	64,924	6.41
Cash and cash equivalents	34,598			32,881
Other assets, less allowance for loan and lease losses	229,550			169,702
Total assets	$1,808,765			$1,554,760

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,419	$172	0.71%	$32,436	$138	0.57%
NOW and money market deposit accounts	261,918	2,968	1.51	213,230	3,027	1.90
Consumer CDs and IRAs	195,318	5,569	3.81	162,372	5,638	4.64
Negotiable CDs, public funds and other time deposits	30,838	806	3.49	15,690	554	4.72
Total domestic interest-bearing deposits	520,493	9,515	2.44	423,728	9,357	2.95
Foreign interest-bearing deposits:
Banks located in foreign countries	36,401	938	3.44	42,025	1,617	5.14
Governments and official institutions	12,758	281	2.94	16,529	620	5.01
Time, savings and other	52,211	1,220	3.12	40,587	1,246	4.10
Total foreign interest-bearing deposits	101,370	2,439	3.21	99,141	3,483	4.70
Total interest-bearing deposits	621,863	11,954	2.57	522,869	12,840	3.28
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	454,355	10,452	3.07	414,126	16,369	5.28
Trading account liabilities	76,752	2,250	3.92	83,132	2,619	4.21
Long-term debt	223,017	7,172	4.29	160,895	6,721	5.57
Total interest-bearing liabilities (6)	1,375,987	31,828	3.09	1,181,022	38,549	4.36
Noninterest-bearing sources:
Noninterest-bearing deposits	188,800			172,596
Other liabilities	83,088			67,264
Shareholders’ equity	160,890			133,878
Total liabilities and shareholders’ equity	$1,808,765			$1,554,760
Net interest spread			2.52%			2.05%
Impact of noninterest-bearing sources			0.34			0.55
Net interest income/yield on earning assets		$33,148	2.86%		$26,375	2.60%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. We account for acquired impaired loans in accordance with SOP 03-3. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes foreign consumer loans of $3.0 billion and $3.9 billion for the nine months ended September 30, 2008 and 2007.

(4)	Includes consumer finance loans of $2.8 billion and $3.2 billion, and other foreign consumer loans of $947 million and $1.2 billion for the nine months ended September 30, 2008 and 2007.

(5)	Includes domestic commercial real estate loans of $61.6 billion and $36.6 billion for the nine months ended September 30, 2008 and 2007.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $219 million and $408 million for the nine months ended September 30, 2008 and 2007. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on liabilities $172 million and $612 million for the nine months ended September 30, 2008 and 2007. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 160.

n/a = not applicable

Business Segment Operations

Segment Description

We report the results of our operations through three business segments: GCSBB, GCIB and GWIM, with the remaining operations recorded in All Other. Certain prior period amounts have been reclassified to conform to current period presentation. For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue and net income, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 71. We begin by evaluating the operating results of the businesses which by definition exclude merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

Our ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. Some ALM activities are recorded in the businesses (e.g., Deposits and Student Lending) such as external product pricing decisions, including deposit pricing strategies, as well as the effects of our internal funds transfer pricing process. The net effects of other ALM activities are reported within the Deposits and Student Lending business for GCSBB, and for GCIB and GWIM segments under ALM/Other. In addition, certain residual impacts of the funds transfer pricing process are retained in All Other.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s stand-alone credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 115. The Corporation benefits from the diversification of risk across these components, which is reflected as a reduction to allocated equity for each segment. For GCSBB, this benefit is reflected as a reduction to allocated equity proportionately across the three consumer businesses, Deposits and Student Lending, Card Services, and Mortgage, Home Equity and Insurance Services. For our GCIB and GWIM segments, this benefit is recorded within ALM/Other. Average equity is allocated to the business segments and the businesses, and is impacted by the portion of goodwill that is specifically assigned to them.

Global Consumer and Small Business Banking

	Three Months Ended September 30, 2008
(Dollars in millions)	Total (1)	Deposits and Student Lending	Card Services (1)	Mortgage, Home Equity and Insurance Services
Net interest income (2)	$8,938	$2,997	$4,831	$1,110
Noninterest income:
Card income	2,296	616	1,679	1
Service charges	1,822	1,821	-	1
Mortgage banking income	1,756	-	-	1,756
Insurance premiums	709	-	139	570
All other income	408	8	394	6
Total noninterest income	6,991	2,445	2,212	2,334
Total revenue, net of interest expense	15,929	5,442	7,043	3,444

Provision for credit losses (3)	6,655	239	5,462	954
Noninterest expense	7,275	2,362	2,161	2,752
Income (loss) before income taxes	1,999	2,841	(580)	(262)
Income tax expense (benefit) (2)	765	1,072	(207)	(100)
Net income (loss)	$1,234	$1,769	$(373)	$(162)

Net interest yield (2)	8.28%	3.20%	8.25%	2.57%
Return on average equity (4)	6.19	35.87	(3.57)	(3.57)
Efficiency ratio (2)	45.68	43.41	30.68	79.92
Period end – total assets (5)	$506,154	$397,801	$253,671	$203,936

	Three Months Ended September 30, 2007
(Dollars in millions)	Total (1)	Deposits and Student Lending	Card Services (1)	Mortgage, Home Equity and Insurance Services
Net interest income (2)	$7,257	$2,563	$4,128	$566
Noninterest income:
Card income	2,588	551	2,035	2
Service charges	1,519	1,518	-	1
Mortgage banking income	243	-	-	243
Insurance premiums	266	-	179	87
All other income	202	37	139	26
Total noninterest income	4,818	2,106	2,353	359
Total revenue, net of interest expense	12,075	4,669	6,481	925

Provision for credit losses (3)	3,122	184	2,741	197
Noninterest expense	5,281	2,480	2,113	688
Income before income taxes	3,672	2,005	1,627	40
Income tax expense (2)	1,359	759	590	10
Net income	$2,313	$1,246	$1,037	$30

Net interest yield (2)	8.20%	3.14%	7.77%	1.94%
Return on average equity (4)	14.74	26.93	10.39	2.74
Efficiency ratio (2)	43.74	53.11	32.61	74.40
Period end – total assets (5)	$402,773	$341,615	$243,988	$124,069

(1)	Presented on a managed basis, specifically Card Services.

(2)	FTE basis

(3)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(4)	Average allocated equity for GCSBB was $79.3 billion and $62.3 billion for the three months ended September 30, 2008 and 2007.

(5)	Total assets include asset allocations to match liabilities (i.e., deposits).

Global Consumer and Small Business Banking

	Nine Months Ended September 30, 2008
(Dollars in millions)	Total (1)	Deposits and Student Lending	Card Services (1)	Mortgage, Home Equity and Insurance Services
Net interest income (2)	$24,636	$8,258	$13,977	$2,401
Noninterest income:
Card income	7,583	1,795	5,783	5
Service charges	5,130	5,127	-	3
Mortgage banking income	2,820	-	-	2,820
Insurance premiums	1,203	-	432	771
All other income	1,120	47	924	149
Total noninterest income	17,856	6,969	7,139	3,748
Total revenue, net of interest expense	42,492	15,227	21,116	6,149

Provision for credit losses (3)	19,655	772	13,834	5,049
Noninterest expense	17,820	7,409	6,198	4,213
Income (loss) before income taxes	5,017	7,046	1,084	(3,113)
Income tax expense (benefit) (2)	1,849	2,608	359	(1,118)
Net income (loss)	$3,168	$4,438	$725	$(1,995)

Net interest yield (2)	8.41%	3.17%	8.09%	2.23%
Return on average equity (4)	5.98	29.56	2.34	(28.53)
Efficiency ratio (2)	41.94	48.66	29.35	68.53
Period end – total assets (5)	$506,154	$397,801	$253,671	$203,936

	Nine Months Ended September 30, 2007
(Dollars in millions)	Total (1)	Deposits and Student Lending	Card Services (1)	Mortgage, Home Equity and Insurance Services
Net interest income (2)	$21,378	$7,768	$11,996	$1,614
Noninterest income:
Card income	7,567	1,590	5,972	5
Service charges	4,385	4,382	(1)	4
Mortgage banking income	842	-	-	842
Insurance premiums	662	-	411	251
All other income	497	88	348	61
Total noninterest income	13,953	6,060	6,730	1,163
Total revenue, net of interest expense	35,331	13,828	18,726	2,777

Provision for credit losses (3)	8,626	380	7,891	355
Noninterest expense	14,793	6,989	5,968	1,836
Income before income taxes	11,912	6,459	4,867	586
Income tax expense (2)	4,393	2,404	1,775	214
Net income	$7,519	$4,055	$3,092	$372

Net interest yield (2)	8.11%	3.18%	7.83%	2.00%
Return on average equity (4)	16.26	28.82	10.57	12.66
Efficiency ratio (2)	41.87	50.55	31.87	66.09
Period end – total assets (5)	$402,773	$341,615	$243,988	$124,069

(1)	Presented on a managed basis, specifically Card Services.

(2)	FTE basis

(3)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(4)	Average allocated equity for GCSBB was $70.7 billion and $61.8 billion for the nine months ended September 30, 2008 and 2007.

(5)	Total assets include asset allocations to match liabilities (i.e., deposits).

	Ending Balance		Average Balance
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Total loans and leases	$392,219	$337,792	$393,373	$331,674	$374,494	$319,123
Total earning assets (1)	445,682	355,389	429,440	351,218	391,432	352,239
Total assets (1)	506,154	402,773	509,139	401,004	457,419	403,705
Total deposits	400,122	322,697	397,073	323,282	362,387	326,528

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We achieve this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 32 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve approximately 59 million consumer and small business relationships utilizing our network of 6,139 banking centers, 18,584 domestic branded ATMs, and telephone and Internet channels. GCSBB is made up of three businesses: Deposits and Student Lending, Card Services and Mortgage, Home Equity and Insurance Services (MHEIS). GCSBB, specifically the Card Services business, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Three months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income decreased $1.1 billion, or 47 percent, as increases in noninterest income and net interest income were more than offset by higher provision for credit losses and noninterest expense.

Net interest income increased $1.7 billion, or 23 percent, due to increased spreads and higher margin on ALM activities, and the acquisition of Countrywide. In addition, average loans and leases, and average deposits increased $61.7 billion and $73.8 billion, or 19 percent and 23 percent. Noninterest income increased $2.2 billion, or 45 percent, due to increased mortgage banking income and insurance premiums primarily as a result of the Countrywide acquisition, higher service charges and a $283 million gain on the sale of a card portfolio.

Provision for credit losses increased $3.5 billion to $6.7 billion driven by increases of $2.7 billion and $757 million in Card Services and MHEIS. For further discussion related to Card Services and MHEIS, see their respective discussions beginning on pages 82 and 85.

Noninterest expense increased $2.0 billion, or 38 percent, primarily driven by the Countrywide acquisition.

Nine months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $4.4 billion, or 58 percent, as increases in noninterest income of $3.9 billion and net interest income of $3.3 billion were more than offset by higher provision for credit losses of $11.0 billion and noninterest expense of $3.0 billion. In addition to the factors described in the three-month discussion above, noninterest income and noninterest expense benefited from the favorable impact of the Visa IPO transactions.

Deposits and Student Lending

Deposits and Student Lending includes the results of our consumer deposits activities which include a comprehensive range of products to consumers and small businesses. In addition, Deposits and Student Lending includes our student lending and small business banking results, excluding business card, and the net effect of our ALM activities. Debit Card results are also included in Deposits and Student Lending.

Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest and interest-bearing checking accounts. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient fund fees, overdraft charges and ATM fees, while debit cards generate merchant interchange fees based on purchase volume.

We added 823 thousand and 2.1 million net new retail checking accounts for the three and nine months ended September 30, 2008. These additions resulted from continued improvement in sales and service results in the Banking Center Channel and Online, and the success of such products as Keep the ChangeTM and new Affinity relationships. During the first nine months of 2008, we added 4.8 million subscribers to our active online banking customer base. In addition, our active bill pay users paid $229.1 billion worth of bills online for the nine months ended September 30, 2008.

We continue to migrate qualifying affluent customers and their related deposit balances from Deposits and Student Lending to GWIM. For the three and nine months ended September 30, 2008, a total of $3.3 billion and $15.9 billion of deposits, including $2.3 billion during the first quarter of 2008 related to the initial migration of legacy LaSalle accounts, were migrated from Deposits and Student Lending to GWIM. For the three and nine months ended September 30, 2007 a total of $2.6 billion and $9.0 billion were migrated from Deposits and Student Lending to GWIM. After migration, the associated net interest income, service charges and noninterest expense are recorded in GWIM.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income increased $523 million, or 42 percent, driven by higher net interest income and noninterest income as well as lower noninterest expense. Net interest income increased $434 million, or 17 percent, driven by a higher contribution from our ALM activities and growth in average deposits partially offset by the impact of competitive deposit pricing. Average deposits increased $62.2 billion, or 20 percent, due to the acquisitions of Countrywide and LaSalle and organic growth including customers’ flight-to-safety resulting from market instability partially offset by the migration of customer relationships and related deposit balances to GWIM. The acquisition of Countrywide contributed $38.7 billion of the increase in average deposits. The increase in noninterest income was driven by higher service charges of $303 million, or 20 percent, primarily as a result of increased volume, new demand deposit account growth and the addition of LaSalle. Additionally, debit card revenue growth of $65 million, or 12 percent, was due to new account and card growth, increased usage and the addition of LaSalle.

Provision for credit losses increased $55 million to $239 million primarily driven by deposit overdrafts reflecting a higher average balance per account and account growth.

Noninterest expense decreased $118 million, or five percent, primarily due to efficiency gains partially offset by the addition of Countrywide.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income increased $383 million, or nine percent, driven by higher noninterest income of $909 million and net interest income of $490 million partially offset by increases in noninterest expense of $420 million and provision for credit losses of $392 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above with the exception of provision for credit losses, which was principally driven by deterioration in the small business lending portfolio due to the impacts of a slowing economy and seasoning, reflective of growth. In addition, the increase in noninterest expense was due to the acquisitions of LaSalle and Countrywide, and a higher number of accounts and transaction volumes.

Card Services

Card Services, which excludes the results of Debit Card (included in Deposits and Student Lending), provides a broad offering of products, including U.S. Consumer and Business Card, Unsecured Lending, and International Card. We offer a variety of co-branded and affinity credit card products and have become the leading issuer of credit cards through endorsed marketing in the U.S. and Europe.

The Corporation reports its Card Services results on a managed basis, which is consistent with the way that management evaluates the results of Card Services. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. The financial market disruptions that began in 2007 continued to impact the economy and financial services sector. Late in the third quarter of 2008, liquidity for asset backed securities disappeared and spreads rose to historic highs, negatively impacting our credit card securitization programs. If these conditions persist it could adversely affect our ability to access these markets at favorable terms. In addition, the spread between the three-month LIBOR rate and the Federal Funds target rate has significantly widened since December 31, 2007. For more information see our Interest Rate Risk Management for Nontrading Activities discussion on page 160.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Card Services net income decreased $1.4 billion to a net loss of $373 million as growth in net interest income was more than offset by higher provision for credit losses and lower noninterest income.

Net interest income grew $703 million, or 17 percent, driven by higher managed average loans and leases of $22.4 billion, or 11 percent combined with the beneficial impact of the decrease in short-term interest rates on our funding costs. Noninterest income decreased $141 million, or six percent, as card income was impacted by an unfavorable change in the value of the interest-only strip and decreases in various fees. This decrease in card income was partially offset by an increase in all other income due to a $283 million gain on the sale of a card portfolio.

Provision for credit losses increased $2.7 billion primarily driven by higher managed losses and reserve increases from portfolio deterioration and higher bankruptcies reflecting the impacts of the slowing economy, a lower level of securitization issuance and seasoning of the portfolio reflective of growth. For further discussion, see Provision for Credit Losses beginning on page 151.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $2.4 billion, or 77 percent, as growth in net interest income of $2.0 billion and noninterest income of $409 million were more than offset by higher provision for credit losses of $5.9 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above. Additionally, noninterest income benefited from the $388 million gain related to Card Services’ allocation of the Visa IPO and higher cash advance fees. Noninterest expense increased $230 million as higher personnel-related expenses and technology-related costs primarily driven by increased customer assistance and collection infrastructure were offset by the reversal of certain Visa-related litigation costs associated with the completion of the Visa IPO.

Key Statistics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Card Services
Average – total loans and leases:
Managed	$232,578	$210,168	$230,423	$204,209
Held	126,659	105,851	124,246	101,534
Period end – total loans and leases:
Managed	228,831	213,859	228,831	213,859
Held	126,783	110,317	126,783	110,317
Managed net losses (1):
Amount	4,074	2,513	10,807	7,373
Percent (3)	6.97%	4.74%	6.26%	4.83%

Credit Card (2)
Average – total loans and leases:
Managed	$186,408	$172,002	$185,258	$169,005
Held	80,489	69,486	79,081	68,842
Period end – total loans and leases:
Managed	183,398	173,770	183,398	173,770
Held	81,350	71,702	81,350	71,702
Managed net losses (1):
Amount	2,996	2,024	8,119	6,076
Percent (3)	6.40%	4.67%	5.85%	4.81%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	Includes U.S. Consumer, foreign and U.S. Government card. Does not include business card and unsecured lending.

(3)	Ratios are calculated as annualized managed net losses divided by average outstanding managed loans and leases during the period.

The table above and the following discussion presents select key indicators for the Card Services and credit card portfolios.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Managed Card Services net losses increased $1.6 billion to $4.1 billion, or 6.97 percent of average outstandings compared to $2.5 billion, or 4.74 percent in the same period in 2007. This increase was driven by portfolio deterioration and higher bankruptcies reflecting the impacts of a slowing economy. Additionally, recent portfolio deterioration and growth related seasoning of the unsecured lending portfolio drove a portion of the increase.

Managed credit card net losses increased $972 million to $3.0 billion, or 6.40 percent of average credit card outstandings compared to $2.0 billion, or 4.67 percent for the same period in 2007. The increase was driven by portfolio deterioration and higher bankruptcies reflecting the impacts of a slowing economy.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Managed Card Services net losses increased $3.4 billion to $10.8 billion, or 6.26 percent of average outstandings compared to $7.4 billion, or 4.83 percent in the same period in 2007. The increase was driven by the same factors as described in the three-month discussion above.

Managed credit card net losses increased $2.0 billion to $8.1 billion, or 5.85 percent of average credit card outstandings compared to $6.1 billion, or 4.81 percent for the same period in 2007. The increase was driven by the same factors as described in the three-month discussion above.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 124.

Mortgage, Home Equity and Insurance Services

MHEIS generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. MHEIS products are available to our customers through a retail network of personal bankers located in 6,139 banking centers, mortgage loan officers in over 1,100 locations and through a sales force offering our customers direct telephone and online access to our products as well as through our correspondent and wholesale loan acquisition channels. MHEIS products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. MHEIS is not impacted by the Corporation’s mortgage production retention decisions as MHEIS is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, MHEIS offers property, casualty, life, disability, credit insurance and primary mortgage reinsurance.

First mortgage and home equity production was $49.6 billion and $5.3 billion for the three months ended September 30, 2008 compared to $24.5 billion and $17.4 billion for the same period in 2007 and $86.2 billion and $28.1 billion for the nine months ended September 30, 2008 compared to $70.9 billion and $53.2 billion for the same period in 2007. The increase in first mortgage production was due to the acquisition of Countrywide partially offset by a decrease in market share of the combined entity. The decrease in home equity production was primarily due to our more stringent underwriting guidelines for home equity lines of credit and loans.

Effective July 1, 2008, Countrywide’s results of operations are included in the Corporation’s consolidated results with the majority of its ongoing operations being recorded in MHEIS. Countrywide’s acquired first mortgage portfolio was recorded in All Other and is managed as part of our overall ALM activities. For the three and nine months ended September 30, 2008 the Countrywide acquisition contributed $432 million to net interest income, $1.7 billion to noninterest income and $1.9 billion to noninterest expense in MHEIS. The acquisition of Countrywide did not have a significant impact on the provision for credit losses as impaired loans acquired from Countrywide were initially recorded at fair value under SOP 03-3. For more information related to the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

MHEIS net income decreased $192 million to a net loss of $162 million as growth in total revenue was more than offset by higher noninterest expense and provision for credit losses. Net interest income grew $544 million, or 96 percent, driven primarily by an increase in average loans and leases, and LHFS. The growth in average loans and leases of $37.0 billion, or 34 percent, and an $11.0 billion increase in LHFS was attributable to the Countrywide and LaSalle acquisitions as well as increases in our home equity portfolio as a result of slower prepayment speeds and organic growth. Mortgage banking income grew $1.5 billion due primarily to the acquisition of Countrywide combined with favorable MSR valuation changes, net of hedge activities. For more information see the mortgage banking income discussion which follows. Insurance premiums increased $483 million due to the acquisition of Countrywide’s life and casualty, and reinsurance businesses.

Provision for credit losses increased $757 million to $954 million compared to the same period in 2007. This increase was driven primarily by higher losses in the home equity portfolio, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant declines in home prices. In addition, most home equity loans are secured by second lien positions, significantly reducing and in some cases resulting in no collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted. For further discussion, see Provision for Credit Losses beginning on page 151.

Noninterest expense increased $2.1 billion to $2.8 billion primarily driven by the Countrywide acquisition.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

MHEIS net income decreased $2.4 billion to a net loss of $2.0 billion as growth in noninterest income of $2.6 billion and net interest income of $787 million were more than offset by higher provision for credit losses of $4.7 billion and an increase in noninterest expense of $2.4 billion. These period-over-period changes were driven by the same conditions as described in the three-month discussion above.

Mortgage Banking Income

We categorize MHEIS’s mortgage banking income into production and servicing income. Production income is comprised of revenue from the fair value gains and losses recognized on our IRLCs and LHFS, and the related secondary market execution, and amounts related to representations and warranties given in the sales transactions and other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue for transfers of mortgage loans from MHEIS to the ALM portfolio related to the Corporation’s mortgage production retention decisions which is eliminated in consolidation in All Other.

Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Servicing income includes ancillary income derived in connection with these activities such as late fees and MSR valuation adjustments, net of hedge activities.

The following table summarizes the components of mortgage banking income:

Mortgage banking income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Production income	$749	$119	$1,428	$519

Servicing income:
Servicing fees and ancillary income	1,526	225	2,042	660
Impact of customer payments	(1,425)	(187)	(1,855)	(554)
Fair value changes of MSRs, net of hedge results	823	86	1,123	217
Other servicing related revenue	83	-	82	-
Total net servicing income	1,007	124	1,392	323
Total mortgage banking income	$1,756	$243	$2,820	$842

Production income increased $630 million and $909 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007. This increase was driven primarily by the Countrywide acquisition which resulted in higher volumes and an improvement in margins.

Net servicing income increased $883 million and $1.1 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due primarily to increases in the value of MSR economic hedge instruments, net of decreased valuation of MSRs. Generally, when mortgage interest rates decline, as occurred during the three months ended September 30, 2008, there is an increase in the value of instruments used to economically hedge MSRs and a corresponding decrease in the value of MSRs. The decrease in the value of MSRs during the third quarter of 2008 was tempered by the expectation that weakness in the housing market would reduce the impact of market interest rates on expected future prepayments

The MHEIS’s servicing portfolio includes residential mortgage, home equity line of credit and home equity loans. The servicing portfolio at September 30, 2008 was $2,012.1 billion, $1,495.2 billion higher than at December 31, 2007, driven by the acquisition of Countrywide. Included in this amount was $1,653.6 billion of residential first mortgage, home equity lines of credit and home equity loans serviced for others.

At September 30, 2008, the consumer MSR balance was $20.8 billion, an increase of $17.8 billion from December 31, 2007, due to the acquisition of Countrywide. This value represented 126 bps of the related unpaid principal balance as compared to 118 bps at December 31, 2007. The increase of 8 bps was driven by a number of factors, including substantial increases in mortgage spreads relative to historical norms as well as changes in yield curves and volatility. Combining these changes with observed housing market distress, the MSR asset benefited from a substantial reduction in expected prepayments which more than offset deterioration in credit performance, increasing the expected life of the MSR asset and its value. Partially offsetting the increase in value driven by longer weighted average lives of MSRs was a change in portfolio mix associated with the acquisition of Countrywide. The Countrywide portfolio was more heavily concentrated in lower-value MSRs.

Global Corporate and Investment Banking

	Three Months Ended September 30, 2008
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$4,124	$1,542	$1,471	$912	$199
Noninterest income:
Service charges	858	171	37	650	-
Investment and brokerage services	218	-	209	9	-
Investment banking income	491	-	491	-	-
Trading account profits (losses)	(393)	40	(450)	19	(2)
All other income (loss)	(761)	176	(1,486)	295	254
Total noninterest income	413	387	(1,199)	973	252
Total revenue, net of interest expense	4,537	1,929	272	1,885	451

Provision for credit losses	779	780	33	19	(53)
Noninterest expense	2,907	546	1,340	982	39
Income (loss) before income taxes	851	603	(1,101)	884	465
Income tax expense (benefit) (2)	318	229	(408)	327	170
Net income (loss)	$533	$374	$(693)	$557	$295

Net interest yield (2)	2.31%	1.93%	n/m	2.20%	n/m
Return on average equity (3)	3.43	6.39	(14.13)%	26.63	n/m
Efficiency ratio (2)	64.07	28.31	n/m	52.14	n/m
Period end – total assets (4)	$753,495	$333,552	$356,527	$207,168	n/m

	Three Months Ended September 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$2,713	$1,073	$811	$928	$(99)
Noninterest income:
Service charges	673	115	36	522	-
Investment and brokerage services	236	-	225	11	-
Investment banking income	436	-	436	-	-
Trading account profits (losses)	(1,376)	(45)	(1,349)	18	-
All other income (loss)	237	214	(277)	271	29
Total noninterest income	206	284	(929)	822	29
Total revenue, net of interest expense	2,919	1,357	(118)	1,750	(70)

Provision for credit losses	227	238	(4)	(8)	1
Noninterest expense	2,538	552	1,083	865	38
Income (loss) before income taxes	154	567	(1,197)	893	(109)
Income tax expense (benefit) (2)	64	215	(441)	330	(40)
Net income (loss)	$90	$352	$(756)	$563	$(69)

Net interest yield (2)	1.62%	1.75%	n/m	2.77%	n/m
Return on average equity (3)	0.81	9.02	(21.91)%	28.08	n/m
Efficiency ratio (2)	86.96	40.66	n/m	49.38	n/m
Period end – total assets (4)	$739,427	$253,231	$431,506	$155,919	n/m

(1)

Includes $23 million and $22 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income for the three months ended September 30, 2008 and 2007. For more information, see the market-based revenue discussion on page 92.

(2)	FTE basis

(3)

Average allocated equity for GCIB was $61.8 billion and $44.0 billion for the three months ended September 30, 2008 and 2007. The increase was attributable to goodwill associated with the LaSalle acquisition, portfolio growth, and higher trading and operational risk.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Corporate and Investment Banking

	Nine Months Ended September 30, 2008
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$11,540	$4,439	$4,200	$2,601	$300
Noninterest income:
Service charges	2,503	464	101	1,938	-
Investment and brokerage services	674	-	643	31	-
Investment banking income	1,922	-	1,922	-	-
Trading account profits (losses)	(1,814)	(7)	(1,871)	56	8
All other income (loss)	(1,169)	701	(3,388)	1,242	276
Total noninterest income	2,116	1,158	(2,593)	3,267	284
Total revenue, net of interest expense	13,656	5,597	1,607	5,868	584

Provision for credit losses	1,665	1,701	(6)	24	(54)
Noninterest expense	8,152	1,620	3,751	2,687	94
Income (loss) before income taxes	3,839	2,276	(2,138)	3,157	544
Income tax expense (benefit) (2)	1,441	870	(795)	1,168	198
Net income (loss)	$2,398	$1,406	$(1,343)	$1,989	$346

Net interest yield (2)	2.17%	1.91%	n/m	2.19%	n/m
Return on average equity (3)	5.29	8.44	(9.34)%	32.73	n/m
Efficiency ratio (2)	59.69	28.93	n/m	45.79	n/m
Period end – total assets (4)	$753,495	$333,552	$356,527	$207,168	n/m

	Nine Months Ended September 30, 2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$7,709	$3,224	$1,952	$2,797	$(264)
Noninterest income:
Service charges	2,010	363	99	1,548	-
Investment and brokerage services	690	1	658	31	-
Investment banking income	1,960	-	1,960	-	-
Trading account profits (losses)	456	(42)	452	46	-
All other income	1,460	632	(83)	796	115
Total noninterest income	6,576	954	3,086	2,421	115
Total revenue, net of interest expense	14,285	4,178	5,038	5,218	(149)

Provision for credit losses	384	373	6	6	(1)
Noninterest expense	8,746	1,593	4,398	2,590	165
Income (loss) before income taxes	5,155	2,212	634	2,622	(313)
Income tax expense (benefit) (2)	1,914	823	236	970	(115)
Net income (loss)	$3,241	$1,389	$398	$1,652	$(198)

Net interest yield (2)	1.56%	1.82%	n/m	2.78%	n/m
Return on average equity (3)	10.19	12.42	4.25%	28.22	n/m
Efficiency ratio (2)	61.23	38.18	87.30	49.63	n/m
Period end – total assets (4)	$739,427	$253,231	$431,506	$155,919	n/m

(1)

Includes $75 million and $44 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income for the nine months ended September 30, 2008 and 2007. For more information, see the market-based revenue discussion on page 92.

(2)	FTE basis

(3)

Average allocated equity for GCIB was $60.5 billion and $42.5 billion for the nine months ended September 30, 2008 and 2007. The increase was attributable to goodwill associated with the LaSalle acquisition, portfolio growth, and higher trading and operational risk.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

	Ending Balance		Average Balance
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Total loans and leases	$339,645	$276,143	$342,494	$268,294	$335,328	$256,899
Total trading-related assets	277,442	333,107	350,063	356,867	349,683	364,843
Total market-based earning assets (1)	289,918	375,100	377,630	407,066	385,517	414,363
Total earning assets (2)	633,976	637,512	710,004	663,720	710,997	662,599
Total assets (2)	753,495	739,427	821,444	758,281	824,788	752,860
Total deposits	244,304	210,656	237,935	216,715	235,671	214,553

(1)	Total market-based earning assets represents earning assets included in CMAS but excludes loans that are accounted for at fair value in accordance with SFAS 159.
(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products, transaction and advisory services. GCIB’s products and services are delivered from three primary businesses: Business Lending, CMAS, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities. Our clients are supported through offices in 22 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 149.

In September 2008, we announced an agreement to acquire Merrill Lynch in an all-stock transaction. The acquisition is expected to increase our underwriting capabilities for debt and equity offerings, as well as our ability to advise on global mergers and acquisitions. The completion of this transaction is subject to closing conditions and shareholder and regulatory approvals, and is expected to close on or around December 31, 2008.

During the third quarter of 2008, we reached an agreement with the Massachusetts Securities Division under which we offered to purchase at par ARS held by our retail customers, including individual investors, businesses, and charitable organizations. The repurchase program will take place during the fourth quarter of 2008. We will purchase approximately $4.5 billion of securities, $2.9 billion of which will be purchased by GWIM and $1.6 billion of which will be purchased by GCIB. During the third quarter, we recognized mark-to-market losses of $123 million and $190 million in GWIM and GCIB on these securities and a penalty of $50 million which was equally allocated to GWIM and GCIB. For more information related to our agreements to purchase ARS, see Recent Events on page 62.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income increased $443 million to $533 million as growth in net interest income and noninterest income more than offset higher provision for credit losses and noninterest expense.

Net interest income increased $1.4 billion, or 52 percent, driven primarily by higher market-based net interest income which benefited from the steepening of the yield curve and product mix. Additionally, net interest income benefited from growth in average loans and leases of $74.2 billion, or 28 percent, combined with a higher margin on ALM activities. These benefits were partially offset by the impact of competitive deposit pricing and a shift in the deposit product mix as more customers moved their deposits to higher yielding products. The growth in average loans and deposits was due to the LaSalle merger as well as organic growth.

Noninterest income increased $207 million primarily driven by an improvement in trading account profits despite the market-based disruptions that continue to impact our CMAS business, and higher service charges of $185 million. Additionally, we recognized a gain of $224 million on the sale of our equity prime brokerage business to BNP Paribas which was recorded in ALM/Other. For further information on market-based disruptions, see the CMAS discussion.

The provision for credit losses increased $552 million to $779 million reflecting higher credit costs in Business Lending. For further information, see the Business Lending discussion.

Noninterest expense increased $369 million, or 15 percent, mainly due to an increase in personnel-related cost and other general operating expense related to the integration of LaSalle.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $843 million, or 26 percent, driven by lower noninterest income of $4.5 billion and an increase of $1.3 billion in provision for credit losses. These items were partially offset by an increase in net interest income of $3.8 billion and a decrease of $594 million in noninterest expense. These period-over-period changes were driven by the same factors as described in the three-month discussion above, except that the decrease in noninterest income was driven by the market disruptions that adversely impacted CMAS for the nine months ended September 30, 2008 compared to only the three months ended September 30, 2007. The decrease in noninterest expense was driven by reduced performance-based incentive compensation partially offset by the addition of LaSalle.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income increased $22 million, or six percent, to $374 million as increases in net interest income and noninterest income were partially offset by higher provision for credit losses. Net interest income increased $469 million, or 44 percent, driven by average loan growth of 31 percent to $313.4 billion. The increase in average loans and leases was attributable to the LaSalle merger and organic growth primarily in commercial – domestic and real estate loans. The increase in noninterest income of $103 million, or 36 percent, was mainly driven by a valuation adjustment related to our option to purchase loans, which was recorded in trading account profits, and an increase in service charges.

The provision for credit losses increased $542 million to $780 million reflecting reserve increases and higher charge-offs primarily due to the continued weakness in the housing markets on the homebuilder loan portfolio. Also contributing to this increase were higher commercial – domestic net charge-offs which increased from very low prior year levels and higher net charge-offs and reserve increases in the retail dealer-related loan portfolios due to deterioration and seasoning of the portfolio reflective of growth.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income increased $17 million, or one percent, to $1.4 billion as increases in net interest income of $1.2 billion and noninterest income of $204 million were partially offset by an increase in provision for credit losses of $1.3 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above, except the increase in noninterest income was also the result of improved economic hedging results of our exposures to certain commercial clients.

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

In January 2008, we announced changes in our CMAS business which better align the strategy of this business with GCIB’s broader integrated platform. We continue to provide corporate, commercial and institutional clients with debt and equity capital-raising services, strategic advice, and a wide range of corporate banking capabilities. However, we have reduced activities in certain structured products (e.g., CDOs).

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

CMAS recognized a net loss of $693 million, an improvement of $63 million, or eight percent, driven by higher market-based revenue of $389 million, partially offset by an increase in CMAS’s personnel-related costs. Market-based disruptions continue to adversely impact results including losses of $952 million, net of hedges, resulting from CDO exposure, losses of $293 million on ARS in our public finance business including losses of $190 million on our commitment to buy back ARS, $148 million of losses on CMBS funded debt and the forward calendar, $145 million of losses on leveraged finance loans and the leveraged forward calendar, and losses on several other credit-related books. These losses were partially offset by favorable results in liquid products and debt underwriting. Noninterest expense increased $257 million as performance-based compensation was lower in the prior year. For more information relating to our market-based revenue, see the discussion below.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

CMAS recognized a net loss of $1.3 billion as compared to net income of $398 million in 2007 driven by lower market-based revenue of $3.5 billion. Market-based revenue was adversely impacted by $3.1 billion of losses, net of hedges, resulting from our CDO exposure, $648 million of losses on leveraged finance loans and the leveraged forward calendar, $545 million of net losses on ARS in our public finance business including estimated losses on our commitment to buy back ARS, $419 million of losses on CMBS funded debt and the forward calendar, $325 million of losses for counterparty credit risk valuations included in our structured credit trading business, and $218 million in losses associated with equity investments we made in acquisition-related financing transactions. Partially offsetting these declines were favorable results in our liquid products business and equity underwriting. In addition, noninterest expense declined $647 million primarily due to lower performance-based incentive compensation. For more information relating to our market-based revenue, see the discussion below.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Investment banking income
Advisory fees	$63	$94	$180	$334
Debt underwriting	378	281	1,342	1,395
Equity underwriting	50	61	400	231
Total investment banking income	491	436	1,922	1,960
Sales and trading revenue
Fixed income:
Liquid products	1,063	634	3,027	1,559
Credit products	(151)	(844)	(123)	171
Structured products	(1,329)	(618)	(4,101)	185
Total fixed income	(417)	(828)	(1,197)	1,915
Equity income	175	252	807	1,119
Total sales and trading revenue	(242)	(576)	(390)	3,034
Total Capital Markets and Advisory Services market-based revenue (1)	$249	$(140)	$1,532	$4,994

(1)

Excludes $23 million and $22 million for the three months ended September 30, 2008 and 2007, and $75 million and $44 million for the nine months ended September 30, 2008 and 2007, of net interest income on loans for which the fair value option has been elected and is not considered market-based income. Effective April 1, 2007, the results of loans and loan commitments to certain large corporate clients for which we elected the fair value option (including the associated risk mitigation tools) were transferred from Business Lending to CMAS to reflect the manner in which they are managed.

Three and Nine Months Ended September 30, 2008 Compared to the Same Periods in 2007

Investment banking income increased $55 million to $491 million for the three months ended September 30, 2008 driven by increased debt underwriting activity as customers’ demand for liquidity rose. Investment banking income decreased $38 million to $1.9 billion for the nine months September 30, 2008 as advisory fees were adversely impacted by reduced activity due to the market disruption and debt underwriting by the utilization of fees to distribute leveraged loan commitments during the first quarter of 2008. Equity underwriting income was driven by fees earned on the Corporation’s preferred stock issuances in the first half of 2008 for which CMAS was compensated on a management accounting basis with a corresponding offset in All Other.

Sales and trading revenue resulted in losses of $242 million and $390 million, an improvement of $334 million and a decrease of $3.4 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

—

Liquid products sales and trading revenue increased $429 million and $1.5 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007 as CMAS took advantage of trending volatility in interest rate and foreign exchange markets which also drove favorable client flows.

—

Credit products sales and trading revenue improved $693 million to a loss of $151 million for the three months ended September 30, 2008 compared to the same period in 2007. We incurred losses of $145 million on leveraged finance loans and the leveraged forward calendar as liquidity in these markets continues to be limited. No fees were utilized to distribute leveraged loan commitments during the three months ended September 30, 2008. Losses for the three months ended September 30, 2007 were primarily driven by spread widening. Credit products sales and trading revenue declined $294 million to a loss of $123 million for the nine months ended September 30, 2008 compared to the same period in 2007. We incurred losses of $648 million, net of $286 million of fees, on leveraged finance loans and the leveraged forward calendar as these markets continued to experience illiquidity during the first nine months of the year. Losses incurred on our leveraged exposure were not concentrated in any one type (senior secured or subordinated/senior unsecured) and were generally due to wider new issuance credit spreads as compared to the negotiated spreads. Credit products also included the impact of net losses on ARS of $293 million and $545 million both of which included $190 million representing CMAS’s portion of the commitment to buy back ARS from clients. Losses on ARS included $80 million and $284 million related to student loan ARS. For further discussion on our ARS exposure, see Industry Concentrations beginning on page 146.

At September 30, 2008 and December 31, 2007, the Corporation’s leveraged forward calendar was $2.3 billion and $12.2 billion and funded positions held for distribution were $4.3 billion and $6.1 billion. The decrease of $9.9 billion in the leveraged forward finance calendar was primarily due to the funding of outstanding commitments, approximately 71 percent of which were distributed through syndication, and client-terminated commitments. These decreases were partially offset by new commitments that were entered into during the period. The leveraged forward calendar at September 30, 2008 generally represents new business at market terms. Pre-market disruption exposure originated prior to September 30, 2007, all of which was funded, amounted to $4.2 billion at September 30, 2008 compared to $10.7 billion of unfunded and $6.1 billion of funded at December 31, 2007. At September 30, 2008, approximately $3.5 billion, or 53 percent, of the leveraged forward calendar and the funded positions held for distribution were senior secured, of which $2.0 billion were originated prior to September 30, 2007. At December 31, 2007, approximately $12.5 billion, or 69 percent, of the leveraged forward calendar and the funded positions held for distribution were senior secured, of which $11.2 billion were originated prior to September 30, 2007.

—

Structured products sales and trading revenue was a loss of $1.3 billion and $4.1 billion, which represented declines in revenue of $711 million and $4.3 billion for the three and nine months ended September 30, 2008 compared to the same periods in the prior year. The decreases were driven by $952 million and $3.1 billion of losses resulting from our CDO exposure, which includes our super senior, warehouse, and sales and trading positions, and our hedging activities including counterparty credit valuations. See the detailed CDO exposure discussion below. Also, structured products was adversely impacted by $148 million and $419 million of losses (net of hedges) on CMBS funded debt and the forward calendar for the three and nine months ended September 30, 2008, and losses related to other structured products including $325 million of losses for counterparty credit risk valuations related to our structured credit trading business during the nine months ended September 30, 2008. In addition, the three and nine months ended September 30, 2008 included $34 million and $218 million in losses associated with equity investments we made in acquisition-related financing transactions. Other structured products, including residential mortgage-backed securities as well as other residual structured credit positions were negatively impacted by spread widening due to the credit market disruptions that continued into the third quarter of 2008. The results for the three and nine months ended September 30, 2007 were adversely impacted by the market disruptions that began during the third quarter of 2007.

At September 30, 2008 and December 31, 2007, we held $7.5 billion and $13.6 billion of funded CMBS debt of which $6.5 billion and $8.9 billion were primarily floating-rate acquisition-related financings to major, well known operating companies. In addition, at September 30, 2008 and December 31, 2007, we had a forward calendar of $700 million and $2.2 billion. The decrease in funded CMBS debt was driven by loan sales, including approximately $980 million in the third quarter of 2008 of floating-rate acquisition-related financings, while the decrease in the forward calendar was driven by the funding of outstanding commitments and the business decision not to enter into any new floating-rate acquisition-related financings. The forward calendar at September 30, 2008 was comprised primarily of fixed-rate conduit product financings. The $148 million and $419 million of losses recorded during the three and nine months ended September 30, 2008, associated with our CMBS exposure were concentrated in the more difficult to hedge floating-rate debt. We have not originated any material CMBS exposures subsequent to September 30, 2007.

—

Equity products sales and trading revenue decreased $77 million and $312 million to $175 million and $807 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to lower trading results in the institutional derivatives business.

Collateralized Debt Obligation Exposure at September 30, 2008

CDO vehicles hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities.

Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, refer to Collateralized Debt Obligation Vehicles as part of Off- and On-Balance Sheet Arrangements beginning on page 107. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

During the three and nine months ended September 30, 2008, we recorded CDO-related losses of $952 million and $3.1 billion including losses on super senior exposure of $725 million and $2.7 billion. Also included in CDO-related losses were $152 million and $292 million of losses on purchased securities from liquidated CDO vehicles. These securities were purchased from the vehicles at auction and the losses were recorded subsequent to their purchase. These combined losses reduced trading account profits (losses) by $88 million and $1.2 billion and other income by $789 million and $1.9 billion. Also included during the three and nine months ended September 30, 2008 were net gains of $168 million and $803 million related to our hedging activity, $18 million and $217 million of losses related to subprime sales and trading and CDO warehouse positions, and $225 million and $612 million of losses to cover counterparty risk on our CDO and subprime-related exposure. The losses recorded in other income noted above were other-than-temporary impairment charges related to CDOs and purchased securities classified as AFS debt securities at September 30, 2008. We had unrealized losses on super senior exposure including purchased securities from liquidated CDOs of $47 million in accumulated OCI at September 30, 2008.

The CDO and related markets continued to deteriorate into the third quarter of 2008, experiencing significant illiquidity impacting the availability and reliability of transparent pricing. At September 30, 2008, we valued these CDO structures consistent with how we valued them at December 31, 2007. We assumed the CDO structures would terminate and looked through the structures to the underlying net asset values of the securities. We were able to obtain security values using either external pricing services or offsetting trades for approximately 71 percent of the CDO exposure for which we used the average of all prices obtained by security. The majority of the remaining positions where no pricing quotes were available were valued using matrix pricing by aligning the value to securities that had similar vintage of underlying assets and ratings, using the lowest rating between the rating services. The remaining securities were valued as interest-only strips, based on estimated average life, exposure type and vintage of the underlying assets. We assigned a zero value to the CDO positions for which an event of default has been triggered and liquidation notice has been issued. The value of cash held by the trustee for all CDO structures was also incorporated into the resulting net asset value. In addition, we were able to obtain security values using the same methodology as the CDO exposure for approximately 93 percent of the purchased securities from liquidated CDOs.

As presented in the following table, during the three and nine months ended September 30, 2008, our super senior net exposure, excluding purchased securities from liquidated CDOs, decreased $787 million and $5.7 billion to $6.0 billion at September 30, 2008, primarily driven by writedowns, paydowns and liquidations. Including purchased securities, our super senior net exposure decreased $996 million and $4.2 billion to $7.4 billion at September 30, 2008. In addition, during the nine-month period, we reclassified $5.2 billion of super senior liquidity commitments to other super senior exposure. This amount represents the net exposure, after insurance and writedowns, at the time of reclassification of four CDO vehicles and a CDO conduit to which we had an aggregate gross liquidity exposure of $11.1 billion at December 31, 2007. As described further within the Collateralized Debt Obligation Vehicles section beginning on page 112, we no longer have liquidity exposure to these vehicles. Instead, we now hold cash positions, including super senior securities issued by the CDOs.

The following table presents a rollforward of our super senior CDO exposure for the three and nine months ended September 30, 2008.

Super Senior Collateralized Debt Obligation Exposure Rollforward

Three Months Ended September 30, 2008

(Dollars in millions)	June 30, 2008 Net Exposure	Paydowns / Liquidations / Other	Third Quarter 2008 Net Writedowns (1)	Reclassifications (2)	September 30, 2008 Net Exposure
Super senior liquidity commitments
High grade	$714	$(26)	$-	$-	$688
Mezzanine	358	-	(21)	-	337
CDO-squared	-	-	-	-	-
Total super senior liquidity commitments	1,072	(26)	(21)	-	1,025

Other super senior exposure
High grade	3,608	(13)	(257)	-	3,338
Mezzanine	277	(14)	(84)	-	179
CDO-squared	1,804	(9)	(363)	-	1,432
Total other super senior	5,689	(36)	(704)	-	4,949
Total super senior	$6,761	$(62)	$(725)	$-	$5,974
Purchased securities from liquidated CDOs	1,667	(57)	(152)	-	1,458
Total	$8,428	$(119)	$(877)	$-	$7,432

Nine Months Ended September 30, 2008
(Dollars in millions)	December 31, 2007 Net Exposure	Paydowns / Liquidations / Other	Year-to-Date 2008 Net Writedowns (1)	Reclassifications (2)	September 30, 2008 Net Exposure
Super senior liquidity commitments
High grade	$5,166	$(141)	$(420)	$(3,917)	$688
Mezzanine	358	-	(21)	-	337
CDO-squared	2,227	(361)	(548)	(1,318)	-
Total super senior liquidity commitments	7,751	(502)	(989)	(5,235)	1,025

Other super senior exposure
High grade	2,125	(2,191)	(513)	3,917	3,338
Mezzanine	795	(164)	(452)	-	179
CDO-squared	959	(58)	(787)	1,318	1,432
Total other super senior	3,879	(2,413)	(1,752)	5,235	4,949
Total super senior	$11,630	$(2,915)	$(2,741)	$-	$5,974
Purchased securities from liquidated CDOs	-	1,750	(292)	-	1,458
Total	$11,630	$(1,165)	$(3,033)	$-	$7,432

(1)	Net of insurance.
(2)	Represents CDO exposure that was reclassified from super senior liquidity commitments to other super senior exposure as the Corporation is no longer providing liquidity.

The following table presents our super senior CDO exposure at September 30, 2008 and December 31, 2007.

Super Senior Collateralized Debt Obligation Exposure

	Total CDO Exposure at September 30, 2008
	Subprime Exposure (1)					Non-Subprime Exposure (2)					Total CDO Net Exposure
(Dollars in millions)	Gross	Insured	Net of Insured Amounts	Cumulative Write- downs (3)	Net Exposure	Gross	Insured	Net of Insured Amounts	Cumulative Write- downs (3)	Net Exposure	September 30 2008	December 31 2007
Super senior liquidity commitments
High grade	$-	$-	$-	$-	$-	$688	$-	$688	$-	$688	$688	$5,166
Mezzanine	363	-	363	(26)	337	-	-	-	-	-	337	358
CDO-squared	-	-	-	-	-	-	-	-	-	-	-	2,227
Total super senior liquidity commitments	363	-	363	(26)	337	688	-	688	-	688	1,025	7,751

Other super senior exposure
High grade	5,142	(3,723)	1,419	(477)	942	3,459	(735)	2,724	(328)	2,396	3,338	2,125
Mezzanine	1,006	-	1,006	(827)	179	-	-	-	-	-	179	795
CDO-squared	5,098	-	5,098	(3,666)	1,432	349	(349)	-	-	-	1,432	959
Total other super senior	11,246	(3,723)	7,523	(4,970)	2,553	3,808	(1,084)	2,724	(328)	2,396	4,949	3,879
Total super senior	$11,609	$(3,723)	$7,886	$(4,996)	$2,890	$4,496	$(1,084)	$3,412	$(328)	$3,084	$5,974	$11,630
Purchased securities from liquidated CDOs	1,750	-	1,750	(292)	1,458	-	-	-	-	-	1,458	-
Total	$13,359	$(3,723)	$9,636	$(5,288)	$4,348	$4,496	$(1,084)	$3,412	$(328)	$3,084	$7,432	$11,630

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Includes highly-rated collateralized loan obligations and commercial mortgage-backed securities super senior exposure.
(3)	Net of insurance excluding losses taken on liquidated CDOs.

At September 30, 2008, we held $3.7 billion of purchased insurance on our subprime super senior CDO exposure of which 59 percent was provided by monolines in the form of CDS, total-return-swaps (TRS) or financial guarantees. In the case of default, we look to the underlying securities and then to recovery on purchased insurance. At September 30, 2008, these contracts were valued at $2.0 billion by referencing the fair value of the CDO which is valued in the same manner as the unhedged portion. We have adjusted these values downward by a total of $700 million to date to reflect counterparty credit risk to the issuers of the insurance. In addition, we held collateral in the form of cash and marketable securities of $566 million related to our purchased insurance. The underlying insured CDOs are collateralized with approximately 46 percent of subprime assets of which approximately 66 percent are of higher quality vintages from 2005 and prior.

In addition, at September 30, 2008 we held $1.1 billion of purchased insurance on our non-subprime super senior CDO exposure all of which was provided by monolines in the form of CDS, TRS or financial guarantees. At September 30, 2008, these contracts were valued at $49 million by referencing the fair value of the CDO which is valued in the same manner as the unhedged portion. We have adjusted these values downward by a total of $16 million to date to reflect counterparty credit risk to the issuers of the insurance. For more information on our credit exposure to monolines, see Industry Concentrations beginning on page 146.

At September 30, 2008, the carrying value of the super senior exposure in the form of cash positions, liquidity commitments, and derivative contracts consisted of net subprime super senior exposure of $2.9 billion and net non-subprime super senior exposure of $3.1 billion. In addition, we had $1.5 billion of exposure in purchased securities from liquidated CDOs. At September 30, 2008, these purchased securities were carried at approximately 48 percent of their original net exposure amount and approximately 51 percent of the underlying assets are subprime. For more information on our super senior liquidity exposure, see the CDO discussion beginning on page 112.

The following table presents the carrying values of our subprime net exposures including subprime collateral content and percentages of recent vintages.

Subprime Super Senior Collateralized Debt Obligation Carrying Values (1)

September 30, 2008
				Vintage of Subprime Collateral
(Dollars in millions)	Subprime Net Exposure	Carrying Value as a Percent of Original Net Exposure	Subprime Content of Collateral (2)	Percent in 2006/2007 Vintages	Percent in 2005/Prior Vintages
Super senior liquidity commitments

High grade	$-	-%	-%	-%	-%
Mezzanine	337	93	42	46	54
CDO-squared	-	-	-	-	-
Total super senior liquidity commitments	337	93

Other super senior exposure
High grade	942	66	56	14	86
Mezzanine	179	18	73	69	31
CDO-squared	1,432	28	23	71	29
Total other super senior	2,553	34
Total super senior	$2,890	37
Purchased securities from liquidated CDOs	1,458	48	51	38	62
Total	$4,348	40
(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Based on current net exposure value.

Net subprime super senior liquidity commitments were $337 million at September 30, 2008. This mezzanine exposure is collateralized with about 42 percent of subprime assets of which approximately 54 percent are of higher quality vintages from 2005 and prior. We incurred $21 million in losses associated with these exposures during the three and nine months ended September 30, 2008.

Net other subprime super senior exposure was $2.6 billion at September 30, 2008. Other subprime super senior exposure consists primarily of cash securities and CDS on CDO positions. The collateral supporting the high grade exposure consisted of about 56 percent subprime, of which approximately 14 percent was made up of 2006 and 2007 vintages while the remaining amount was comprised of higher quality vintages from 2005 and prior. The mezzanine exposure underlying collateral was heavily weighted to subprime with approximately 69 percent coming from later vintages while the CDO-squared collateral was approximately 23 percent subprime of which approximately 71 percent was comprised of later vintages. We recorded losses associated with these exposures of $558 million and $2.5 billion for the three and nine months ended September 30, 2008.

We also had net non-subprime super senior exposure of $3.1 billion which primarily included highly-rated CLO and CMBS super senior exposures. The net non-subprime super senior exposure is comprised of $688 million of high grade super senior liquidity commitment exposure and $2.4 billion of high grade other super senior exposure. We recorded losses of $146 million and $271 million associated with these exposures during the three and nine months ended September 30, 2008. These losses were primarily driven by spread widening and impairments of principal from the non-CLO and CMBS exposure in these super senior CDOs. These non-subprime super senior exposures could experience additional impairments of principal in future periods as credit conditions have begun to deteriorate in the corporate debt and commercial mortgage markets.

In addition to the super senior exposure including purchased securities at September 30, 2008, we also had commercial real estate and mortgage-related security exposure with a market value of $721 million in our CDO sales and trading portfolio of which approximately $329 million was classified as subprime. This subprime exposure is carried at approximately 14 percent of par value and includes $162 million of positions in legacy warehouses which were initiated in 2007. We also had purchased exposure related to a subprime mortgage securitization of $47 million.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income was relatively flat at $557 million, as higher noninterest income was largely offset by increases in noninterest expense. Net interest income remained relatively unchanged in spite of strong average deposit growth of $30.7 billion, or 20 percent, due to organic growth as well as the LaSalle merger. Deposit growth was accentuated by our clients’ flight-to-safety, notably seen in activity of our large corporate and hedge fund clients, and contributed to overall total deposits growth of 14 percent during the last month of the quarter. This increase was offset by spread compression resulting from the change in the mix between interest-bearing and noninterest-bearing deposits as clients shifted to interest-bearing and/or higher yielding investment alternatives. Noninterest income grew $151 million, or 18 percent, driven by increased service charges of $128 million which was due to organic growth, changes in our pricing structure, and the LaSalle merger. Noninterest expense increased $117 million, or 14 percent, due to the LaSalle merger.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income increased $337 million, or 20 percent, as an increase of $846 million in noninterest income was partially offset by a decrease in net interest income of $196 million, combined with an increase of $97 million in noninterest expense. These period-over-period changes were driven by the same factors as described in the three-month discussion above, except that noninterest income and noninterest expense benefited from the favorable impact of the Visa IPO transactions.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as residual amounts related to discontinued business activities.

Net income increased $364 million and $544 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007 mainly due to increases in net interest income of $298 million and $564 million, resulting from a higher contribution from the Corporation’s ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads. In addition, at September 30, 2008, we completed the sale of our equity prime brokerage business to BNP Paribas which resulted in a gain of $224 million which was recorded in all other income.

Global Wealth and Investment Management

	Three Months Ended September 30, 2008
(Dollars in millions)	Total	U.S. Trust	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$1,249	$314	$1	$534	$400
Noninterest income:
Investment and brokerage services	1,002	327	394	242	39
All other income (loss)	(704)	(12)	(635)	(57)	-
Total noninterest income	298	315	(241)	185	39
Total revenue, net of interest expense	1,547	629	(240)	719	439

Provision for credit losses	150	15	-	135	-
Noninterest expense	1,284	486	322	438	38
Income before income taxes	113	128	(562)	146	401
Income tax expense (1)	46	47	(208)	54	153
Net income	$67	$81	$(354)	$92	$248

Net interest yield (1)	3.05%	2.35%	n/m	1.71%	n/m
Return on average equity (2)	2.30	6.85	n/m	19.48	n/m
Efficiency ratio (1)	82.95	77.19	n/m	60.89	n/m
Period end - total assets (3)	$179,347	$57,601	$3,084	$128,242	n/m

	Three Months Ended September 30, 2007
(Dollars in millions)	Total	U.S. Trust	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (1)	$1,002	$289	$3	$679	$31
Noninterest income:
Investment and brokerage services	1,032	364	379	243	46
All other income (loss)	44	15	(6)	34	1
Total noninterest income	1,076	379	373	277	47
Total revenue, net of interest expense	2,078	668	376	956	78

Provision for credit losses	(29)	(34)	-	5	-
Noninterest expense	1,218	480	266	430	42
Income before income taxes	889	222	110	521	36
Income tax expense (1)	331	82	41	193	15
Net income	$558	$140	$69	$328	$21

Net interest yield (1)	3.10%	2.76%	n/m	2.74%	n/m
Return on average equity (2)	20.67	14.70	53.23%	81.06	n/m
Efficiency ratio (1)	58.62	71.91	70.82	45.05	n/m
Period end – total assets (3)	$138,725	$46,034	$1,407	$102,180	n/m

(1)	FTE basis

(2)	Average allocated equity for GWIM was $11.7 billion and $10.7 billion for the three months ended September 30, 2008 and 2007.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

Global Wealth and Investment Management

	Nine Months Ended September 30, 2008
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$3,380	$896	$(2)	$1,605	$881
Noninterest income:
Investment and brokerage services	3,178	1,093	1,195	763	127
All other income (loss)	(810)	21	(890)	57	2
Total noninterest income	2,368	1,114	305	820	129
Total revenue, net of interest expense	5,748	2,010	303	2,425	1,010

Provision for credit losses	512	25	-	487	-
Noninterest expense	3,836	1,447	930	1,330	129
Income (loss) before income taxes	1,400	538	(627)	608	881
Income tax expense (benefit) (2)	529	199	(232)	225	337
Net income (loss)	$871	$339	$(395)	$383	$544

Net interest yield (2)	2.90%	2.36%	n/m	1.80%	n/m
Return on average equity (3)	9.97	9.82	(78.01)%	26.51	n/m
Efficiency ratio (2)	66.74	71.98	n/m	54.82	n/m
Period end - total assets (4)	$179,347	$57,601	$3,084	$128,242	n/m

	Nine Months Ended September 30, 2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$2,872	$738	$4	$2,009	$121
Noninterest income:
Investment and brokerage services	2,701	843	1,034	704	120
All other income	174	39	19	104	12
Total noninterest income	2,875	882	1,053	808	132
Total revenue, net of interest expense	5,747	1,620	1,057	2,817	253

Provision for credit losses	(20)	(25)	-	5	-
Noninterest expense	3,183	1,097	745	1,264	77
Income before income taxes	2,584	548	312	1,548	176
Income tax expense (2)	958	203	115	573	67
Net income	$1,626	$345	$197	$975	$109

Net interest yield (2)	3.14%	2.74%	n/m	2.80%	n/m
Return on average equity (3)	23.14	20.61	53.93%	81.05	n/m
Efficiency ratio (2)	55.38	67.74	70.44	44.88	n/m
Period end – total assets (4)	$138,725	$46,034	$1,407	$102,180	n/m

(1)

In July 2007, the operations of the acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $11.7 billion and $9.4 billion for the nine months ended September 30, 2008 and 2007.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

	Ending Balance		Average Balance
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Total loans and leases	$88,979	$78,324	$88,253	$77,045	$87,160	$70,325
Total earning assets (1)	169,582	130,304	162,859	128,148	155,491	122,263
Total assets (1)	179,347	138,725	172,313	137,093	165,063	129,530
Total deposits	166,273	130,534	160,999	127,821	155,558	120,392
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income decreased $491 million, or 88 percent, as higher net interest income was more than offset by lower noninterest income and increased provision for credit losses.

Net interest income increased $247 million, or 25 percent, due to higher margin on ALM activities, the acquisition of LaSalle, and growth in average deposit and loan balances partially offset by spread compression driven by deposit mix and competitive deposit pricing. GWIM average deposit growth benefited from the migration of customer relationships and related deposit balances from GCSBB, organic growth and the LaSalle acquisition. A more detailed discussion regarding migrated customer relationships and related deposit balances is provided in the PB&I discussion beginning on page 104.

Noninterest income decreased $778 million, driven by $630 million in losses related to the support provided to certain cash funds managed within Columbia and losses of $123 million associated with the commitment to buy back ARS of which $94 million is included in PB&I and $29 million is included in U.S. Trust. For more information on the buy back of ARS see Recent Events on page 62.

Provision for credit losses increased $179 million to $150 million as a result of increased reserves and higher net charge-offs primarily in PB&I due to the deterioration in the housing markets and the impacts of a slower economy.

Noninterest expense increased $66 million, or five percent, due to the addition of LaSalle and a penalty associated with the commitment to buy back ARS.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $755 million, or 46 percent, driven by losses of $886 million associated with the support of certain cash funds, increases of $653 million in noninterest expense and $532 million in provision for credit losses as well as losses associated with our commitment to buy back ARS. Partially offsetting these items was an increase of $508 million in net interest income. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above, as well as the U.S. Trust Corporation acquisition and expenses related to the mass affluent and retirement initiatives.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets (1)

	September 30
(Dollars in millions)	2008	2007

Assets under management	$564,438	$709,955

Client brokerage assets	196,566	217,916

Assets in custody	150,575	158,756

Less: Client brokerage assets and assets in custody included in assets under management	(82,921)	(87,386)

Total net client assets	$828,658	$999,241

(1)

In December 2007, the Corporation completed the sale of Marsico. Total AUM at September 30, 2007 includes AUM that were managed prior to the sale of Marsico of $59.5 billion (including $5.3 billion in eliminations). Prior year Marsico business results have been transferred to All Other to better facilitate year-over-year comparisons.

AUM decreased $145.5 billion, or 20 percent, as of September 30, 2008 compared to the same period in 2007, driven by market declines of $77.9 billion, the sale of Marsico which resulted in a decrease of $60.9 billion, and net client outflows of $13.6 billion partially offset by the LaSalle acquisition, which contributed $7.5 billion. As of September 30, 2008, client brokerage assets decreased by $21.4 billion, or ten percent, compared to the same period in 2007, driven by market declines partially offset by the addition of LaSalle. Assets in custody decreased $8.2 billion, or five percent, compared to the same period in 2007.

In September 2008, we announced an agreement to acquire Merrill Lynch in an all-stock transaction. The acquisition would add Merrill Lynch’s more than 16,000 financial advisors and its interest in BlackRock, Inc., a publicly traded investment management company. The completion of this transaction is subject to closing conditions, and shareholder and regulatory approvals, and is expected to close on or around December 31, 2008.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income decreased $59 million, or 42 percent, driven by lower noninterest income and increased provision for credit losses partially offset by higher net interest income. Noninterest income decreased $64 million, or 17 percent, driven by lower investment and brokerage services income due to the impact of lower equity markets as well as a $29 million loss on the commitment to buy back ARS previously discussed. Provision for credit losses increased $49 million to $15 million compared to the same period in 2007, primarily due to the absence of a prior year reserve reduction. These decreases were partially offset by higher net interest income of $25 million, or 9 percent, due to organic growth in average deposits and average loans and leases as well as the LaSalle acquisition. This growth was partially offset by spread compression, driven by deposit mix and competitive deposit pricing.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $6 million, or two percent, due to increases of $350 million in noninterest expense and $50 million in provision for credit losses. Partially offsetting these items were increases of $232 million in noninterest income and $158 million in net interest income. These period-over-period changes were driven by the U.S. Trust Corporation and LaSalle acquisitions, as well as the factors discussed in the three-month discussion above.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income decreased $423 million to a loss of $354 million primarily due to $630 million in support provided to certain cash funds as discussed below.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income declined $592 million to a loss of $395 million due to $886 million in support provided to certain cash funds combined with an increase in noninterest expense of $185 million. These items were partially offset by an increase of $161 million in investment and brokerage services income. The increase in investment and brokerage services income was driven by the U.S. Trust Corporation acquisition, partially offset by the impact of lower equity markets. The increase in noninterest expense was driven by the U.S. Trust Corporation acquisition and higher revenue-related expenses.

Cash Funds Support

Beginning in the second half of 2007, we provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invest in high quality, short-term securities with a portfolio weighted average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and the senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments which required the Corporation to provide cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At September 30, 2008 and December 31, 2007 we had gross (i.e., funded and unfunded) capital commitments to the funds of $1.1 billion and $565 million. For the three and nine months ended September 30, 2008, we incurred losses of $358 million and $521 million related to these capital commitments. At September 30, 2008 and December 31, 2007, the remaining loss exposure on capital commitments was $160 million and $183 million.

Additionally, during the three and nine months ended September 30, 2008 we purchased $525 million and $1.5 billion of certain investments from the funds and recorded losses of $272 million and $365 million. At September 30, 2008 and December 31, 2007, we held $893 million and $163 million of these AFS debt securities of which $401 million and $159 million were classified as nonperforming AFS securities. At September 30, 2008, $65 million of unrealized losses on these investments were recorded in accumulated OCI. No such losses were recorded in accumulated OCI at December 31, 2007.

We may from time to time, but are under no obligation to, provide additional support to funds managed within Columbia. During the fourth quarter of 2008, we have provided an additional $210 million in support to these funds which may result in further losses. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

We do not consolidate the cash funds managed within Columbia because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. The cash funds had total AUM of $174.9 billion and $189.5 billion at September 30, 2008 and December 31, 2007.

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

PB&I includes the impact of migrating qualifying affluent customers, including their related deposit balances, from GCSBB to our PB&I model. After migration, the associated net interest income, service charges and noninterest expense are recorded in PB&I. The change reported in the financial results of PB&I includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For the three and nine months ended September 30, 2008 a total of $3.3 billion and $15.9 billion of deposits, including $2.3 billion during the first quarter of 2008 related to the initial migration of legacy LaSalle accounts, were migrated from GCSBB to PB&I. For the three and nine months ended September 30, 2007 a total of $2.6 billion and $9.0 billion of deposits were migrated from GCSBB to PB&I.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income decreased $236 million, driven by lower net interest income, an increase in provision for credit losses and $94 million in losses on the commitment to buy back ARS. Net interest income declined $145 million, or 21 percent, as spread compression, driven by deposit mix and competitive deposit pricing, more than offset higher average deposit balances. Provision for credit losses increased $130 million primarily driven by higher credit costs in the home equity portfolio reflective of deterioration in the housing markets and the impacts of a slowing economy.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income decreased $592 million primarily due to an increase of $482 million in provision for credit losses, a decrease of $404 million in net interest income, and losses on commitments to buy back ARS. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income increased $227 million and $435 million for the three and nine months ended September 30, 2008, compared to the same periods in the prior year. These increases were driven by higher net interest income of $369 million and $760 million primarily due to the increased contribution from ALM activities. In addition, noninterest expense increased $52 million for the nine months ended September 30, 2008, primarily driven by higher expenses related to the mass affluent and retirement initiatives.

All Other

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted

Net interest income (3)	$(2,391)	$2,207	$(184)	$(1,980)	$2,085	$105

Noninterest income:

Card income	537	(507)	30	739	(896)	(157)

Equity investment income	(326)	-	(326)	852	-	852

Gains (losses) on sales of debt securities	(2)	-	(2)	7	-	7

All other income (loss)	68	54	122	(218)	70	(148)

Total noninterest income	277	(453)	(176)	1,380	(826)	554

Total revenue, net of interest expense	(2,114)	1,754	(360)	(600)	1,259	659

Provision for credit losses	(1,134)	1,754	620	(1,290)	1,259	(31)

Merger and restructuring charges (4)	247	-	247	84	-	84

All other noninterest expense	(53)	-	(53)	(410)	-	(410)

Income (loss) before income taxes	(1,174)	-	(1,174)	1,016	-	1,016

Income tax expense (benefit) (3)	(517)	-	(517)	279	-	279

Net income (loss)	$(657)	$-	$(657)	$737	$-	$737

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted

Net interest income (3)	$(6,408)	$6,402	$(6)	$(5,584)	$5,956	$372

Noninterest income:

Card income	1,796	(1,768)	28	2,137	(2,528)	(391)

Equity investment income	652	-	652	3,467	-	3,467

Gains on sales of debt securities	349	-	349	70	-	70

All other income (loss)	(289)	180	(109)	(325)	221	(104)

Total noninterest income	2,508	(1,588)	920	5,349	(2,307)	3,042

Total revenue, net of interest expense	(3,900)	4,814	914	(235)	3,649	3,414

Provision for credit losses	(3,542)	4,814	1,272	(3,915)	3,649	(266)

Merger and restructuring charges (4)	629	-	629	270	-	270

All other noninterest expense	145	-	145	123	-	123

Income (loss) before income taxes	(1,132)	-	(1,132)	3,287	-	3,287

Income tax expense (benefit) (3)	(492)	-	(492)	959	-	959

Net income (loss)	$(640)	$-	$(640)	$2,328	$-	$2,328

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). See the GCSBB section beginning on page 79 for information on the GCSBB managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the securitization offset. For additional information, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

In addition to the securitization offset discussed above, All Other includes our Equity Investments businesses and Other.

Equity Investments includes Principal Investing, Corporate Investments and Strategic Investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. In addition, Principal Investing has unfunded equity commitments related to some of these investments. For more information on these commitments see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

Corporate Investments primarily includes investments in publicly-traded equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $14.5 billion in CCB, $3.7 billion in Banco Itaú, $2.9 billion in Grupo Financiero Santander, S.A. (Santander) and other investments. On July 21, 2008, under the terms of our purchase option we increased our ownership in CCB to approximately 11 percent by purchasing approximately $1.9 billion of the common shares. These recently purchased shares are accounted for at cost in other assets and are non-transferable until August 2011. The initial investment in the 19.1 billion common shares are accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. These shares became transferable in October 2008. We also hold an option to increase our ownership interest in CCB to 19.1 percent. Additional shares received upon exercise of this option are restricted through August 2011. The strike price of the option is based on the greater of 1.2 times the book value per share for the most recent calendar year-end or the IPO price that steps up on an annual basis and is currently at 107 percent of the IPO price. The strike price of the option when based upon the IPO price is capped at 118 percent. The restricted shares of Banco Itaú are carried at fair value with an offset, net-of-tax, to accumulated OCI and are accounted for as AFS marketable equity securities. Prior to the second quarter of 2008, these shares were accounted for at cost. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

The following table presents the components of All Other’s equity investment income and a reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2008 and 2007.

Components of Equity Investment Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Principal Investing	$(29)	$275	$279	$2,100
Corporate Investments	(369)	112	(225)	452
Strategic and other investments	72	465	598	915
Total equity investment income (loss) included in All Other	(326)	852	652	3,467
Total equity investment income included in the business segments	10	52	678	280
Total consolidated equity investment income (loss)	$(316)	$904	$1,330	$3,747

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income (loss) decreased $1.4 billion to $(657) million due to a decrease in total revenue combined with higher provision for credit losses, increased noninterest expense and merger and restructuring charges.

Net interest income decreased $289 million to $(184) million due to the reclassification to card income related to our funds transfer pricing allocations for Card Services’ securitizations. This difference is recorded in All Other and the reclassification is performed to present our consolidated results on a held basis.

Noninterest income declined $730 million to $(176) million driven by a decrease in equity investment income of $1.2 billion due to $375 million of other-than-temporary impairment losses on AFS marketable equity securities which included writedowns on Fannie Mae and Freddie Mac preferred securities and a number of other equity securities, and losses from our Principal Investing portfolio attributable to the lack of liquidity in the marketplace when compared to the same periods in the prior year. In addition, during the three months ended September 30, 2007, we recorded a $353 million dividend from CCB which included a special dividend of $184 million due to CCB’s share listing. This decrease was partially offset by the increase in card income of $187 million driven by the funds transfer pricing allocations discussed in net interest income above. Also, this decrease was partially offset by the increase in all other income of $270 million driven by the results of economic hedging activities.

Provision for credit losses increased $651 million to $620 million primarily due to higher credit costs related to our ALM residential mortgage portfolio reflective of deterioration in the housing markets and the impacts of a slowing economy.

Merger and restructuring charges increased $163 million to $247 million due to the integration costs associated with the Countrywide and LaSalle acquisitions. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

All other noninterest expense increased $357 million to $(53) million due to increases in unallocated residual general operating expenses.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income (loss) decreased $3.0 billion to $(640) million primarily due to a decrease of $378 million in net interest income and $2.1 billion in noninterest income combined with a higher provision for credit losses of $1.5 billion and increased merger and restructuring charges of $359 million. These changes were due to the same factors as described in the three-month discussion above. In addition, net income (loss) reflects a decrease in income tax expense (benefit) of $1.5 billion driven by lower pre-tax income. All Other’s results were adversely impacted by the absence of earnings due to the sale of our Latin American operations in the first quarter of 2007.

As discussed in the 2008 Economic Environment on page 60, market and economic conditions have adversely impacted financial markets. These conditions will continue to impact markets in which we do business and will adversely impact our revenues and expenses including certain personnel costs such as pension costs in 2009.

Off- and On-Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 116. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or similar instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for our customers.

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

Table 10

Special Purpose Entities Liquidity Exposure (1)

	September 30, 2008
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$13,110	$42,440	$-	$55,550
Municipal bond trusts and corporate SPEs	4,148	4,714	4,735	13,597
Home equity securitizations (3)	-	-	13,315	13,315
Asset acquisition conduits	1,130	5,619	-	6,749
Customer-sponsored conduits	-	1,142	-	1,142
Collateralized debt obligation vehicles (4)	-	1,051	-	1,051
Total liquidity exposure	$18,388	$54,966	$18,050	$91,404

	December 31, 2007
	VIEs		QSPEs
(Dollars in millions)	Consolidated (2)	Unconsolidated	Unconsolidated	Total
Corporation-sponsored multi-seller conduits	$16,984	$47,335	$-	$64,319
Municipal bond trusts and corporate SPEs	7,359	3,120	7,251	17,730
Asset acquisition conduits	1,623	6,399	-	8,022
Customer-sponsored conduits	-	1,724	-	1,724
Collateralized debt obligation vehicles (4)	3,240	9,026	-	12,266
Total liquidity exposure	$29,206	$67,604	$7,251	$104,061

(1)	Note 9 – Variable Interest Entities to the Consolidated Financial Statements is related to this table but only reflects those entities in which we hold a significant variable interest.

(2)	We consolidate VIEs when we are the primary beneficiary that will absorb the majority of the expected losses or expected residual returns of the VIEs or both.

(3)	Home equity securitizations were added in connection with the Countrywide acquisition.

(4)	For additional information on our CDO exposures at September 30, 2008 and December 31, 2007 and related writedowns, see the CDO discussion beginning on page 94.

At September 30, 2008, the Corporation’s total liquidity exposure to SPEs was $91.4 billion, a decrease of $12.7 billion from December 31, 2007 due to lower liquidity exposure in all categories partially offset by the addition of Countrywide’s home equity securitizations. Of this amount, $11.2 billion was attributable to a decline in CDO liquidity exposure.

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

At September 30, 2008, our liquidity commitments to the conduits were collateralized by various classes of assets which incorporate features such as overcollateralization and cash reserves which are designed to provide credit support at a level equivalent to investment grade as determined in accordance with internal risk rating guidelines.

Our liquidity, SBLCs and similar loss protection commitments obligate us to purchase assets from the conduits at the conduits’ cost. Subsequent realized losses on assets purchased from the unconsolidated conduits would be reimbursed from restricted cash accounts that were funded by the issuance of capital notes and equity interests to third party investors. We would absorb losses in excess of such amounts. If a conduit is unable to re-issue commercial paper due to illiquidity in the commercial paper markets or deterioration in the asset portfolio, we are obligated to provide funding subject to the following limitations. Our obligations to purchase assets under the SBLCs and similar loss protection commitments are subject to a maximum commitment amount which is typically set at eight to 10 percent of total outstanding commercial paper. Our obligation to purchase assets under the liquidity agreements, which comprise the remainder of our exposure, is generally limited to the amount of non-defaulted assets. We are not obligated to fund under the liquidity, SBLCs or similar loss protection commitments if the conduit is the subject of a voluntary or involuntary bankruptcy proceeding.

One of the unconsolidated conduits holds CDO investments with an aggregate outstanding par value of $361 million. The underlying collateral includes middle market loans held in an insured CDO (62 percent) and subprime residential mortgages (14 percent). During the first nine months of 2008, these investments were downgraded or threatened with a downgrade by the rating agencies. In accordance with the terms of our existing liquidity obligations, these investments were funded by the Corporation through a secured borrowing transaction with the conduit and therefore they no longer serve as collateral for commercial paper issuances. We will be reimbursed for any realized losses on these investments up to the amount of capital notes issued by the conduit. There were no other significant downgrades of assets and there were no writedowns of assets held by any of the conduits during this period.

On a combined basis, the unconsolidated conduits have issued approximately $97 million of capital notes and equity interests to third parties, $92 million of which were outstanding at September 30, 2008. This represents the maximum amount of loss that would be absorbed by the third party investors. Based on an analysis of projected cash flows, we will not absorb a majority of the variability created by the assets of the unconsolidated conduits.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. We have no other contractual obligations to the unconsolidated conduits, nor do we intend to provide noncontractual or other forms of support.

Despite the market disruptions in the second half of 2007 and through the first six months of 2008, the conduits did not experience any material difficulties in issuing commercial paper and the Corporation did not purchase any commercial paper issued by the conduits other than incidentally and in its role as a commercial paper dealer. However as a result of the severe market disruptions in September, the conduits began to experience difficulties in issuing commercial paper near the end of the third quarter of 2008. At September 30, 2008, we held $458 million of commercial paper issued by the conduits, including $429 million issued by the unconsolidated conduits and $29 million issued by the consolidated conduit. In addition, we held $967 million of commercial paper issued by these conduits that had been purchased from third party money market funds under the AMLF. The AMLF was established by the Federal Reserve Board in September 2008 and is designed to provide liquidity to money market mutual funds by providing non-recourse loans to U.S. financial institutions for the purchase of high-quality asset-backed commercial paper from the funds. We do not bear any credit risk associated with commercial paper purchased under the AMLF. We did not hold any commercial paper issued by the conduits at December 31, 2007. Subsequent to quarter end, our holdings of commercial paper have significantly declined. Excluding commercial paper that was funded through the AMLF, we held only $5 million of commercial paper issued by these conduits at October 31, 2008.

Municipal Bond Trusts and Corporate SPEs

We have provided a total of $13.6 billion and $17.7 billion in liquidity support to municipal bond trusts and corporate SPEs at September 30, 2008 and December 31, 2007. We administer municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity, for which we provided liquidity support of $11.9 billion and $13.4 billion at September 30, 2008 and December 31, 2007. In addition, we administer several conduits to which we provided $1.7 billion and $4.3 billion of liquidity support at September 30, 2008 and December 31, 2007.

As it relates to the municipal bond trusts the weighted average remaining life of the bonds at September 30, 2008 was 18.5 years. Substantially all of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. There were no material writedowns or downgrades of assets or issuers during the three and nine months ended September 30, 2008. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly basis to third party investors. The floating-rate investors have the right to tender the certificates at any time upon seven days notice. We serve as remarketing agent and liquidity provider for the trusts. Should we be unable to remarket the tendered certificates, we are generally obligated to purchase them at par. We are not obligated to purchase the certificate if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. Some of these trusts are QSPEs. We consolidate those trusts that are not QSPEs if we hold the residual interest or otherwise expect to absorb a majority of the variability of the trusts. Included in liquidity support are $7.8 billion (of which $4.7 billion pertains to VIEs and $3.1 billion pertains to QSPEs) and $6.1 billion (of which $3.1 billion pertains to VIEs and $3.0 billion pertains to QSPEs) of liquidity commitments to unconsolidated trusts at September 30, 2008 and December 31, 2007. Liquidity commitments to these trusts are included in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. At September 30, 2008 and December 31, 2007, we held $1.1 billion and $125 million of floating rate certificates issued by unconsolidated municipal bond trusts. This increase is attributable to illiquidity in the marketplace that occurred during the end of the third quarter of 2008.

Assets of the other unconsolidated corporate conduits consisted primarily of high-grade, long-term municipal, corporate, and mortgage-backed securities which had a weighted average remaining life of approximately 4.9 years at September 30, 2008. Substantially all of the securities are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. These conduits, which are QSPEs, obtain funding by issuing commercial paper to third party investors. At September 30, 2008, the weighted average maturity of the commercial paper was 21 days. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the entities in exchange for the commercial paper rate. In addition, we may be obligated to purchase assets from the vehicles if the assets or insurers are downgraded. If an asset’s rating declines below a certain investment quality as evidenced by its credit rating or defaults, we are no longer exposed to the risk of loss. During the first nine months of 2008, three monoline insurers were downgraded by the rating agencies which resulted in the mandatory sale of $1.4 billion of assets out of the conduits. We purchased a majority of these assets, and they are recorded within trading account assets at September 30, 2008, at fair value. Due to the market disruptions beginning in the second half of 2007 and through the first nine months of 2008, these conduits experienced difficulties in issuing commercial paper. At September 30, 2008, we held $25 million and at December 31, 2007 we did not hold any of the commercial paper. In the event that we are unable to remarket the conduits’ commercial paper such that they no longer qualify as QSPEs, we would consolidate the conduits which may have an adverse impact on the fair value of the related derivative contracts.

We have no other contractual obligations to the unconsolidated bond trusts and conduits described above, nor do we intend to provide noncontractual or other forms of support.

Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements. For more information on QSPEs, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements. For additional information on our monoline exposure, see Industry Concentrations beginning on page 146.

Home Equity Securitizations

Effective July 1, 2008, we became the sponsor of certain home equity securitizations in connection with the Countrywide acquisition. We evaluate all of our home equity securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans and the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. As of September 30, 2008, 62 percent of the unpaid principal balance of our home equity securitizations, were subject to rapid amortization events. In addition, 18 percent of the unpaid principal balance of our home equity securitizations were probable of becoming subject to rapid amortization events.

The available credit lines for the securitizations subject to or probable to be subject to a rapid amortization event are approximately $1.2 billion at September 30, 2008. Substantially all of the remaining borrower draw periods for such securitizations ranged from 12 months to 44 months with a weighted average remaining borrower draw period of 31 months. Due to the borrower’s ability to pay down and redraw balances in home equity loans, a maximum funding obligation due to rapid amortization cannot be precisely calculated. The amount in the table above equals the principal balance of the outstanding trust certificates that are subject to rapid amortization or $13.3 billion at September 30, 2008. This amount is significantly higher than the amount we expect to fund, which reflects the borrowers’ ability to draw on and repay lines until the securitization bonds and obligations to the monoline insurers are repaid. The charges we will ultimately record as a result of the rapid amortization events are dependent on the performance of the loans in the securitizations that are in rapid amortization; the amount of subsequent draws made by borrowers on such loans; and the timing of such losses, borrower draws, principal repayments and other cash flows related to the securitizations.

As the result of the credit performance of all the home equity loans we service, we are taking actions that are provided for in the borrowers’ line of credit agreements, including suspending borrowers’ access to existing lines of credit when their loans or related senior liens reach a specified delinquency status or when their property values decline below a specified threshold; and not extending the draw period under existing lines of credit. Where appropriate, we are also modifying and repurchasing certain loans and soliciting certain borrowers to refinance their loans. These actions are in compliance with the related trust agreements and have mitigated the amount of additional draws we are required to fund as the result of rapid amortization. At September 30, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $422 million. For additional information on home equity securitizations see Note 8 – Securitizations to the Consolidated Financial Statements.

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

Due to the market disruptions in the second half of 2007 and the first nine months of 2008, the conduits experienced difficulties in issuing commercial paper. The Corporation held $169 million and $27 million of commercial paper and certificates issued by the conduits at September 30, 2008 and December 31, 2007. The weighted average maturity of commercial paper issued by the conduits at September 30, 2008 was 26 days.

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

These commitments are included in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. As we typically provide less than 20 percent of the total liquidity commitments to these conduits and do not provide other forms of support, we have concluded that we do not hold a significant variable interest in the conduits and they are not included in our discussion of VIEs in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Collateralized Debt Obligation Vehicles

We provided liquidity support in the form of written put options to several CDOs totaling $1.1 billion and $10.0 billion at September 30, 2008 and December 31, 2007. In addition, we provided other liquidity support to a CDO conduit of $2.3 billion at December 31, 2007.

The decrease of $8.9 billion in the notional amount of written put options was due primarily to the elimination of liquidity commitments to certain CDOs. This amount includes $6.0 billion of put options related to three CDOs that were consolidated on our balance sheet due to a change in contractual arrangements such as the conversion of commercial paper into term notes, including $3.2 billion related to a CDO that was consolidated at December 31, 2007, and for which we now hold all of the remaining outstanding commercial paper. It also includes $2.8 billion of put options that were terminated due to liquidation of a CDO. We are obligated under the remaining written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market as evidenced by the inability of the CDOs to issue commercial paper at spreads below a predetermined rate. No third parties provide a significant amount of similar commitments to these CDOs. For additional information refer to the CDO exposure discussion beginning on page 94. See Note 9 –Variable Interest Entities to the Consolidated Financial Statements for more information on the written put options. These written put options are recorded as derivatives and are carried at fair value with changes in fair value recorded in trading account profits (losses). Derivative activity related to these entities is included in Note 4 – Derivatives to the Consolidated Financial Statements.

Prior to the third quarter of 2008, we also administered a CDO conduit that obtained funds by issuing commercial paper to third party investors. The conduit held $2.3 billion of assets at December 31, 2007 consisting of super senior tranches of debt securities issued by other CDOs. During the first nine months of 2008, we liquidated the CDO conduit and purchased the assets due to a threatened downgrade of the CDO conduit’s commercial paper. Five CDO vehicles which issued securities formerly held in the CDO conduit are consolidated on our balance sheet at September 30, 2008.

At December 31, 2007, we held commercial paper with a carrying value of $6.6 billion on the balance sheet that was issued by the unconsolidated CDOs and the CDO conduit. During the first nine months of 2008, as discussed above, we consolidated two CDO vehicles due to a change in contractual arrangements such as a conversion of commercial paper into term notes. In addition, the CDO conduit and a CDO vehicle were liquidated. As a result, commercial paper issued by unconsolidated CDOs and held by the Corporation due to these liquidity commitments declined to $686 million at September 30, 2008.

For more information on our super senior CDO exposure and related writedowns see our CDO exposure discussion beginning on page 94. As noted in the Super Senior Collateralized Debt Obligation Exposure Rollforward, on page 95, we had net liquidity exposure of $1.0 billion at September 30, 2008. This amount reflects gross exposure of $1.1 billion less cumulative writedowns of $26 million on the CDOs that continue to be classified as liquidity exposure. At December 31, 2007, we had net liquidity exposure of $7.8 billion. This amount reflects gross exposure of $12.3 billion less insurance of $1.8 billion and cumulative writedowns of $2.7 billion.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments. These obligations and commitments are more fully discussed in Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, and in Note 12 – Short-term Borrowings and Long-term Debt, and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Fair Values of Level 3 Assets and Liabilities

We fair value certain assets and liabilities that are classified as Level 3 under the fair value hierarchy established in SFAS 157. These Level 3 assets and liabilities are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. These Level 3 financial assets and liabilities include private equity investments, retained residual interests in securitizations, consumer MSRs, ABS, highly structured or long-term derivative contracts and certain CDOs, for which there is not an active market for identical assets from which to determine fair value. Neither is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model. In those cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. An illiquid market is one in which little or no observable activity has occurred or one that lacks willing buyers. Fair value adjustments include adjustments for counterparties’ credit risk as well as our own credit risk and liquidity as appropriate, to determine a fair value measurement. Judgment is then applied in formulating those inputs. Our valuation risk, however, is mitigated through the holding of valuation adjustments for particular inputs, performance of stress testing of those inputs to understand the impact that varying assumptions may have on the valuation and other review processes performed to ensure appropriate valuation.

For example, at September 30, 2008, classified within Level 3 are $2.0 billion of trading account assets, $4.1 billion of AFS debt securities, and $935 million of net derivative assets associated with our CDO exposures. Substantially all of the AFS debt securities were acquired as a result of our liquidity obligations to certain CDOs. For more information regarding our CDO exposure, the types of assets underlying these exposures (e.g., percentage of subprime assets and vintages) and related valuation techniques see our CDO exposure discussion on page 94.

Another example of Level 3 assets are consumer MSRs which also require significant management judgment and estimation. The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted average lives of the MSRs and the OAS levels. For more information on Level 3 MSRs and their sensitivity to prepayment rates and OAS levels, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

For additional information on our Level 1, 2 and 3 fair value measurements, including the valuation techniques utilized to determine their fair values, see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements on page 41 and Complex Accounting Estimates on page 168.

The table below presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008, including realized and unrealized gains (losses) included in earnings and OCI. Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $59.9 billion as of September 30, 2008 and represented approximately 11 percent of assets measured at fair value (or three percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $9.2 billion as of September 30, 2008 and represented approximately nine percent of the liabilities measured at fair value (or less than one percent of total liabilities). See Note 16 – Fair Value Disclosures on page 45 for a table that presents the fair value of Level 1, 2 and 3 assets and liabilities at September 30, 2008.

Table 11 Level 3 - Fair Value Measurements

	Three Months Ended September 30, 2008
(Dollars in millions)	Net Derivatives(1)	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases(2)	Mortgage Servicing Rights	Loans Held-for- Sale(2)	Other Assets(3)	Accrued Expenses and Other Liabilities(2)
Balance, June 30, 2008	$1,317	$5,646	$8,324	$5,014	$4,250	$2,011	$4,013	$(723)
Countrywide acquisition	(185)	1,407	528	-	17,188	1,425	-	(1,212)
Included in earnings	1,795	(1,332)	(802)	(179)	(179)	(275)	(344)	22
Included in other comprehensive income	-	-	(556)	-	-	-	-	-
Purchases, issuances, and settlements	(425)	(642)	1,468	548	(448)	(219)	66	59
Transfers in to (out of) Level 3	(790)	2,632	767	-	-	545	-	-
Balance, September 30, 2008	$1,712	$7,711	$9,729	$5,383	$20,811	$3,487	$3,735	$(1,854)

	Nine Months Ended September 30, 2008
Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$1,334	$3,987	$(660)
Countrywide acquisition	(185)	1,407	528	-	17,188	1,425	-	(1,212)
Included in earnings	1,484	(2,103)	(1,601)	(249)	409	(380)	305	(41)
Included in other comprehensive income	-	-	(1,060)	-	-	-	-	-
Purchases, issuances, and settlements	2,048	(1,437)	457	1,042	161	(604)	(414)	59
Transfers in to (out of) Level 3	(432)	5,817	5,898	-	-	1,712	(143)	-
Balance, September 30, 2008	$1,712	$7,711	$9,729	$5,383	$20,811	$3,487	$3,735	$(1,854)

(1)

Net derivatives at September 30, 2008 included derivative assets of $9.1 billion and derivative liabilities of $7.4 billion. Net derivatives acquired in connection with Countrywide included derivative assets of $107 million and derivative liabilities of $292 million.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments and certain secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets include equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips.

During the three and nine months ended September 30, 2008, valuations of certain CDO securities and related written put options continued to decline in response to market concerns. Additionally, liquidity issues in the ARS sector have impacted the value of such securities. It is possible that the economic value of these securities could be different as the cash flows from the underlying assets may ultimately be higher or lower than the assumptions used in current valuation models. With the exception of the changes discussed below, there have been no significant changes to the valuation methodologies used to value Level 3 assets and liabilities during the period.

The Countrywide acquisition added MSRs of $17.2 billion, trading account assets of $1.4 billion, loans-held-for-sale of $1.4 billion, accrued expenses and other liabilities of $1.2 billion related to certain secured financings and AFS debt securities of $528 million to our Level 3 assets.

During the three and nine months ended September 30, 2008, we recognized losses of $1.3 billion and $2.2 billion on Level 3 assets and liabilities which were primarily related to losses on trading account assets and AFS debt securities partially offset by gains on net derivatives. The losses in our trading account assets were due to widening credit spreads on our trading account positions and losses related to CDOs and ARS. The losses in AFS debt securities were primarily driven by CDO-related exposures and losses on certain investments we purchased from our GWIM cash funds. The gains in net derivatives were driven by gains recognized on hedges of our Level 3 trading account assets and positive valuation adjustments on our IRLCs which were due primarily to the acquisition of Countrywide. We also recorded unrealized losses of $556 million and $1.1 billion (pre-tax) through OCI during the three and nine months ended September 30, 2008, due primarily to residential mortgage-backed securities collateralized by first liens on residential real estate, as the related credit spreads widened at September 30, 2008 when compared to December 31, 2007.

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

During the three months ended September 30, 2008, we had net purchases of $1.5 billion of Level 3 AFS debt securities and net settlements of $642 million of Level 3 trading account assets. The net purchases in Level 3 AFS debt securities were driven by purchases of mortgage-backed securities, collateralized mortgage obligations and certain securities that were purchased from our GWIM cash funds. The settlements for trading account assets primarily related to the sale of excess spread certificates that were obtained in connection with the Countrywide acquisition.

During the nine months ended September 30, 2008, we had net settlements of $1.4 billion of Level 3 trading account assets and net purchases of $2.0 billion of Level 3 net derivatives. The increase in trading account assets was driven by the same factors described in the three month discussion above and paydowns related primarily to commercial paper backed by SIVs. The net settlements of derivative liabilities were driven by the extinguishment of our liquidity exposure to certain CDO vehicles.

Transfers into or out of Level 3 were made if the inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are effective as of the beginning of the quarter, therefore any gains or losses occurring on these assets and liabilities are included in the table above.

During the three months ended September 30, 2008, there were two significant transfers into Level 3. The first involves a $1.6 billion transfer into Level 3 trading account assets transferred from Level 2 in the third quarter as observable model inputs were no longer available due to lack of liquidity in the marketplace. The second significant transfer of $1.9 billion into AFS debt securities related to mortgage-backed securities and collateralized mortgage obligations which were previously priced through our internal valuation process which was validated through external market quotes. At September 30, 2008, external market quotes were no longer observable due to illiquidity in the market place and therefore these assets were transferred to Level 3 and valued using a discounted cash flow model.

During the nine months ended September 30, 2008, we had transfers into Level 3 AFS debt securities of $5.9 billion and trading account assets of $5.8 billion. In addition to the amounts disclosed in the preceding paragraph, AFS debt securities included $4.4 billion of securities in the form of commercial paper issued by CDOs which were transferred due to a lack of liquidity in the market place in the first quarter. Also during the second quarter, we transferred into Level 3 $1.1 billion of AFS debt securities in the form of residential mortgage-backed securities for which no observable model inputs existed in the market place. Trading account asset transfers related primarily to ARS of $2.3 billion of which $1.5 billion were ARS backed by student loans were transferred as prices for these assets became unobservable in the marketplace due to a lack of liquidity in the first half of 2008. In light of the illiquidity in the student loan ARS sector, we implemented a change to our valuation approach for these instruments, basing the valuation on assumptions about the weighted average life of the security, estimated future coupons to be paid and spreads observed in pricing of similar instruments.

Managing Risk

Our business exposes us to the following major risks: strategic, liquidity, credit, market, compliance and operational risk. Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a line of business, we effectively manage the ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each line of business and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. For a more detailed discussion of our risk management activities, see pages 40 through 68 of the MD&A of the Corporation’s 2007 Annual Report on Form 10-K.

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use an integrated planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Compliance and Operational Risk Management section on page 166 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

One of the key tools we use to manage strategic risk is economic capital allocation. Through the economic capital allocation process we effectively manage each line of business’s ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Economic capital allocation plans for the lines of business are incorporated into the Corporation’s operating plan that is approved by the Board on an annual basis.

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

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. The credit ratings of Bank of America Corporation and Bank of America, N.A. as of November 6, 2008 are reflected in the table below.

Table 12
Credit Ratings

	Bank of America Corporation			Bank of America, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Short-term Borrowings	Long-term Debt
Moody’s Investors Service	Aa2	Aa3	P-1	P-1	Aaa

Standard & Poor’s	AA-	A+	A-1+	A-1+	AA

Fitch Ratings	A+	A	F1+	F1+	AA-

The cost and availability of unsecured financing are impacted by changes in our credit ratings. A reduction in these ratings or the ratings of other asset-backed securitizations could have an adverse effect on our access to credit markets and the related cost of funds. Some of the primary factors in maintaining our credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources and disciplined liquidity monitoring procedures.

If we were downgraded by one level by the rating agencies, we estimate the incremental cost of funds and the potential lost funding to be negligible for senior and subordinated debt. However, if our short-term credit rating was downgraded by one level, our incremental cost of funds and potential lost funding may be material due to the negative impacts on our short-term unsecured liabilities and to our commercial paper conduit facilities. Additional funding requirements for VIEs and other third party commitments would not be significantly impacted.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund the holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. Since deposits are taken by the bank operating subsidiaries and not by the parent company, this measure is not dependant on the bank operating subsidiaries’ stable deposit balances. This measure assumes that the parent company is unable to generate funds from debt or equity issuance, receives no dividend income from subsidiaries, and no longer pays dividends to shareholders while continuing to meet nondiscretionary uses needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered the “Time to Required Funding.” ALCO approves the target range set for this metric, in months, and monitors adherence to the target. Maintaining excess parent company cash helps to facilitate the target range of 21 to 27 months for “Time to Required Funding” and is the primary driver of the timing and amount of the Corporation’s debt issuances. As of September 30, 2008, “Time to Required Funding” was 22 months compared to 19 months at December 31, 2007. The bank operating subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised of available wholesale market capacity, liquidity derived from a reduction in asset levels and various secured funding sources.

One ratio that can be used to monitor the stability of our funding composition and takes into account our deposit balances is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic core deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic core deposits. The ratio was 121 percent at September 30, 2008 compared to 127 percent at December 31, 2007.

The financial market disruptions that began in 2007 continued to impact the economy and financial services sector during the nine months ended September 30, 2008. The unsecured short-term funding markets remained stressed as investors continued not to participate and were hesitant to lend cash for a longer time horizon. The commercial paper markets essentially ceased to efficiently function during the second half of September 2008, outside of overnight demand, as a result of the material outflows of investor money from prime money market funds. Prime money market fund managers remained focused on redemptions and increased their portfolio composition to shorter and more liquid government-sponsored assets. As a result, many prime money market funds were forced to liquidate the highest quality commercial paper to raise cash to cover customer withdrawals. Liquidity for ABS also disappeared and spreads rose to historic highs, negatively impacting our credit card securitization programs. As a result of the above disruptions, the Corporation’s funding generated from the debt capital markets decreased in recent months as investors were unwilling to purchase securities in the term market and previously issued securities matured. We were further constrained as demand for longer term notes was absent.

While market conditions have been challenging, we experienced a significant increase in deposits as we benefited from a consumer and business flight-to-safety at the end of the third quarter. We have also taken direct actions to enhance our liquidity position during the first nine months of 2008 including the issuance of $19.7 billion of preferred stock, $8.5 billion of senior notes and $1.0 billion of Eurodollar floating rate notes by the parent company. In addition, Bank of America, N.A. issued $10.0 billion of senior unsecured bank notes, of which $6.0 billion included an extendible feature. In October 2008, we issued $9.8 billion of common stock, net of underwriting expenses and $15.0 billion of Series N Preferred Stock in connection with the TARP Capital Purchase Program, both of which are discussed further below. Also, several funding programs have been made available through the Federal Reserve Board which are more fully described in Regulatory Initiatives on page 60. It remains unclear when the current market conditions will subside, however, the conservative management of our liquidity position enables us to meet our liquidity requirements and manage within our usual parameters.

Regulatory Capital

As a regulated financial services company, we are governed by certain regulatory capital requirements. To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 Leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must maintain a minimum Tier 1 Leverage ratio of three percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.”

At September 30, 2008 and December 31, 2007, the Corporation, Bank of America, N.A., FIA Card Services, N.A., and LaSalle Bank, N.A., were classified as “well-capitalized” for regulatory purposes, the highest classification. Effective July 1, 2008, we acquired Countrywide Bank, FSB as part of the Countrywide acquisition. Countrywide Bank, FSB is regulated by the Office of Thrift Supervision (OTS) and is, therefore, subject to OTS capital requirements. Countrywide Bank, FSB is required by OTS regulations to maintain a tangible equity ratio of at least two percent to avoid being classified as “critically undercapitalized.” At September 30, 2008, Countrywide Bank, FSB’s tangible equity ratio was 7.43 percent and was classified as “well-capitalized” for regulatory purposes. There have been no conditions or events since September 30, 2008 that have changed the Corporation’s, Bank of America, N.A.’s, FIA Card Services, N.A.’s, LaSalle Bank, N.A.’s, and Countrywide Bank, FSB’s capital classifications.

Presented in Table 13 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A., FIA Card Services, N.A., LaSalle Bank, N.A. and Countrywide Bank, FSB at September 30, 2008 and December 31, 2007.

Table 13
Regulatory Capital
	September 30, 2008			December 31, 2007
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount

Risk-based capital

Tier 1

Bank of America Corporation	7.55%	$100,248	$53,123	6.87%	$83,372	$48,516

Bank of America, N.A.	8.39	80,064	38,151	8.23	75,395	36,661

FIA Card Services, N.A.	13.89	20,215	5,820	14.29	21,625	6,053

LaSalle Bank, N.A. (2)	13.19	7,050	2,138	9.91	6,838	2,759

Countrywide Bank, FSB (3)	11.03	8,148	2,955	-	-	-

Total

Bank of America Corporation	11.54	153,318	106,247	11.02	133,720	97,032

Bank of America, N.A.	11.69	111,485	76,301	11.01	100,891	73,322

FIA Card Services, N.A.	16.33	23,767	11,640	16.82	25,453	12,105

LaSalle Bank, N.A. (2)	14.67	7,843	4,277	11.02	7,605	5,518

Countrywide Bank, FSB (3)	12.28	9,072	5,909	-	-	-

Tier 1 Leverage

Bank of America Corporation	5.51	100,248	54,621	5.04	83,372	49,595

Bank of America, N.A.	6.04	80,064	39,790	5.94	75,395	38,092

FIA Card Services, N.A.	14.00	20,215	4,330	16.37	21,625	3,963

LaSalle Bank, N.A. (2)	12.47	7,050	1,696	9.21	6,838	2,226

Countrywide Bank, FSB (3)	7.43	8,148	3,289	-	-	-

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)	Effective October 17, 2008, LaSalle Bank, N.A. merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.
(3)	Countrywide Bank, FSB is presented for periods subsequent to June 30, 2008.

Table 14 reconciles the Corporation’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB, the FDIC, the OCC, and the OTC at September 30, 2008 and December 31, 2007.

Table 14 Reconciliation of Tier 1 and Total Capital
(Dollars in millions)	September 30 2008	December 31 2007

Tier 1 Capital

Total shareholders’ equity	$161,039	$146,803

Goodwill	(81,756)	(77,530)

Nonqualifying intangible assets (1)	(4,522)	(5,239)

Effect of net unrealized (gains) losses on AFS debt and marketable equity securities and net

(gains) losses on derivatives recorded in accumulated OCI, net-of-tax	4,435	(2,149)

Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	1,266	1,301

Trust securities	18,356	16,863

Other	1,430	3,323
Total Tier 1 Capital	100,248	83,372

Long-term debt qualifying as Tier 2 Capital	31,920	31,771

Allowance for loan and lease losses	20,346	11,588

Reserve for unfunded lending commitments	427	518

Other (2)	377	6,471
Total Capital	$153,318	$133,720
(1)	Nonqualifying intangible assets of the Corporation are comprised of core deposit intangibles, affinity relationships and other intangibles.
(2)

At September 30, 2008 and December 31, 2007, includes 45 percent of the pre-tax fair value adjustment of $4.3 billion and $6.0 billion related to the Corporation’s stock investment in CCB. At September 30, 2008, includes 45 percent of the pre-tax fair value adjustment of $487 million related to the Corporation’s stock investment in Banco Itaú.

In July 2008, the Corporation completed its acquisition of Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for one share of Countrywide common stock. The Corporation’s Tier 1 and Total Capital ratios were reduced by approximately 65 bps and 85 bps and its Tier 1 Leverage ratio was reduced by approximately 45 bps at September 30, 2008 as a result of this acquisition.

In October 2008, prior to the U.S. Treasury announcement discussed in Regulatory Initiatives on page 60, we announced an initiative to increase our Tier 1 Capital ratio and improve our other capital ratios with a $9.8 billion common stock offering, net of underwriting expenses. In addition, we issued $15.0 billion of Series N Preferred Stock in connection with the TARP Capital Purchase Program. With this initiative, including the impact of the announced acquisition of Merrill Lynch which is expected to close on or around December 31, 2008, we expect to exceed 8 percent for Tier 1 Capital.

Common Share Issuances and Repurchases

We may repurchase shares, subject to certain restrictions, from time to time, in the open market or in private transactions through our approved repurchase programs. For more information on repurchase restriction, see Note 19 – Subsequent Events to the Consolidated Financial Statements. For the nine months ended September 30, 2008, we did not repurchase any shares of the Corporation’s common stock and we issued 107 million shares in connection with the Countrywide acquisition and 17.4 million shares under employee stock plans. In addition, in October 2008, in connection with our capital and liquidity initiative discussed above, we issued 455 million shares of common stock at $22.00 per share with proceeds of $9.8 billion, net of underwriting expenses.

To replace the existing stock repurchase program, in July 2008, the Board authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion that is limited to a period of 12 to 18 months. This program is also subject to the repurchase restrictions that are described in detail in Note 19 – Subsequent Events to the Consolidated Financial Statements.

In January 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion. This stock repurchase program expired in July 2008.

Common Stock Dividends

The following table is a summary of our regular quarterly cash dividends on common stock as of November 6, 2008. In October 2008, to position our dividend to better match our earnings, we announced a 50 percent reduction in our regular quarterly cash dividend on common stock to $0.32 per share.

Table 15
Common Stock Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend per Share
October 6, 2008	December 5, 2008	December 26, 2008	$ 0.32
July 23, 2008	September 5, 2008	September 26, 2008	0.64
April 23, 2008	June 6, 2008	June 27, 2008	0.64
January 23, 2008	March 7, 2008	March 28, 2008	0.64

Preferred Stock Issuances

In October 2008, in connection with the TARP Capital Purchase Program, created as part of the EESA, we issued to the U.S. Treasury 600 thousand shares of Series N Preferred Stock with a par value of $0.01 per share for $15.0 billion. The Series N Preferred Stock initially pays quarterly dividends at a five percent annual rate that increases to nine percent after five years on a liquidation preference of $25,000 per share. The Series N Preferred Stock has a call feature after three years. In connection with this investment, we also issued to the U.S. Treasury 10-year warrants to purchase approximately 73.1 million shares of Bank of America Corporation common stock at an exercise price of $30.79 per share. Upon the request of the U.S. Treasury, at any time, we have agreed to enter into a deposit arrangement pursuant to which the Series N Preferred Stock may be deposited and depositary shares, representing 1/25th of a share of Series N Preferred Stock, may be issued. We have agreed to register the Series N Preferred Stock, the warrants, the shares of common stock underlying the warrants and the depositary shares, if any, for resale under the Securities Act of 1933, as soon as practicable after the issuance of the Series N Preferred Stock and the warrants.

In connection with the sale of the Series N Preferred Stock, Merrill Lynch entered into an agreement with the U.S. Treasury which allows Merrill Lynch to sell preferred stock and warrants to the U.S. Treasury for a purchase price of $10.0 billion prior to January 31, 2009 under certain circumstances. The U.S. Treasury has agreed with the Corporation that if the closing of the Merrill Lynch acquisition occurs prior to any such sale of preferred stock by Merrill Lynch to the U.S. Treasury, the U.S. Treasury will purchase, and the Corporation will issue, 400 thousand additional shares of Series N Preferred Stock (or a substantially similar series) and warrants to purchase approximately 48.7 million additional shares of common stock at an exercise price of $30.79, for an aggregate purchase price of $10.0 billion.

Under the TARP Capital Purchase Program dividend payments on, and repurchases of, our outstanding preferred stock are subject to certain restrictions. For more information on these restrictions, see Note 19 – Subsequent Events to the Consolidated Financial Statements.

In May and June 2008, we issued 117 thousand shares of Bank of America Corporation 8.20% Non-Cumulative Preferred Stock, Series H with a par value of $0.01 per share for $2.9 billion.

In April 2008, we issued 160 thousand shares of Bank of America Corporation Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series M with a par value of $0.01 per share for $4.0 billion. The fixed rate is 8.125 percent through May 14, 2018 and then adjusts to three-month LIBOR plus 364 bps thereafter.

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

For additional information on the issuance of preferred stock, see Note 13 – Shareholders’ Equity and Earnings per Common Share to the Consolidated Financial Statements.

Preferred Stock Dividends

The following table is a summary of our cash dividends on preferred stock as of November 6, 2008.

Table 16
Preferred Stock Cash Dividend Summary
Preferred Stock	Declaration Date		Record Date	Payment Date	Per Annum Dividend Rate	Dividend per Share

Series B	October 6, 2008		January 9, 2009	January 23, 2009	7.00%	$1.75
	July 23, 2008		October 8, 2008	October 24, 2008	7.00	1.75
	April 23, 2008		July 9, 2008	July 25, 2008	7.00	1.75
	January 23, 2008		April 11, 2008	April 25, 2008	7.00	1.75
Series D (1)	October 2, 2008		November 28, 2008	December 15, 2008	6.204%	$0.38775
	July 3, 2008		August 29, 2008	September 15, 2008	6.204	0.38775
	April 3, 2008		May 30, 2008	June 16, 2008	6.204	0.38775
	January 3, 2008		February 29, 2008	March 14, 2008	6.204	0.38775
Series E (1)	October 2, 2008		October 31, 2008	November 17, 2008	Floating	$0.25556
	July 3, 2008		July 31, 2008	August 15, 2008	Floating	0.25556
	April 3, 2008		April 30, 2008	May 15, 2008	Floating	0.25
	January 3, 2008		January 31, 2008	February 15, 2008	Floating	0.33342
Series H (1)	October 2, 2008		October 15, 2008	November 3, 2008	8.20%	$0.51250
	July 3, 2008	(2)	July 15, 2008	August 1, 2008	8.20	0.3929
Series I (1)	October 2, 2008		December 15, 2008	December 31, 2008	6.625%	$0.41406
	July 3, 2008		September 15, 2008	October 1, 2008	6.625	0.41406
	April 3, 2008		June 15, 2008	July 1, 2008	6.625	0.41406
	January 3, 2008		March 15, 2008	April 1, 2008	6.625	0.41406
Series J (1)	October 2, 2008		October 15, 2008	November 3, 2008	7.25%	$0.45312
	July 3, 2008		July 15, 2008	August 1, 2008	7.25	0.45312
	April 3, 2008		April 15, 2008	May 1, 2008	7.25	0.45312
	January 3, 2008	(2)	January 15, 2008	February 1, 2008	7.25	0.35750
Series K (1, 3)	July 3, 2008	(2)	July 15, 2008	July 30, 2008	Fixed-to-Floating	$40.00
Series L	September 16, 2008		October 1, 2008	October 30, 2008	7.25%	$18.1250
	June 13, 2008		July 1, 2008	July 30, 2008	7.25	18.1250
	March 14, 2008	(2)	April 1, 2008	April 30, 2008	7.25	18.3264
Series M (1, 3)	October 2, 2008	(2)	October 31, 2008	November 17, 2008	Fixed-to-Floating	$44.0104

(1)	Dividends per depositary share

(2)	Initial dividends

(3)	Pays dividends semi-annually.

Declaration of preferred stock dividends results in a decrease in net income available to common shareholders in the quarter such dividends are declared. Preferred stock dividends may be declared from time to time by the Board (or a designated committee of the Board). The terms of the outstanding series of preferred stock provide for dividends on a quarterly or semi-annual basis should the Board declare any such dividends. During the first, second and third quarters of 2008, the aggregate dividends on preferred stock declared were $190 million, $186 million and $473 million. The Corporation estimates that the potential aggregate dividends in the fourth quarter of 2008, subject to the Board’s future declaration and assuming no conversion of convertible shares, are $422 million. For additional information on our preferred stock, see Note 13 – Shareholders’ Equity and Earnings per Common Share to the Consolidated Financial Statements.

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for at fair value in accordance with SFAS 159. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustment recorded in earnings in the period incurred. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivatives and credit extension commitments, see Note 4 – Derivatives and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that credit card loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the credit card receivables that have been securitized are subject to the same underwriting standards and ongoing monitoring as held loans. In addition to the discussion of credit quality statistics of both held and managed credit card loans included in this section, refer to the Card Services discussion beginning on page 82. For additional information on our managed portfolio and securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.

The financial market conditions that existed in the second half of 2007 have continued to affect the economy and the financial services sector in 2008. Over the next several months and into 2009, we expect continued market turbulence and economic uncertainty. The impact of the housing downturn and the broader economic slowdown has been profound and the depth and breadth of the downturn remains unclear. Continued deterioration of the housing markets and the broader economy will negatively impact the credit quality of both our consumer and commercial portfolios and may result in a higher provision for credit losses in future periods.

As part of our credit risk management culture, we continue to refine our credit standards to meet the changing economic environment. We have adjusted our underwriting criteria, as well as enhanced our line management and collection strategies across the consumer businesses in an attempt to mitigate losses. In our domestic consumer credit card business, we have implemented several initiatives to mitigate losses including increased use of judgmental lending, adjusted underwriting and account and line management standards, particularly in higher-risk geographies, and increased collections staffing levels. In response to the significant deterioration in our consumer real estate portfolio we have implemented initiatives including underwriting changes on newly originated consumer real estate loans which increased the minimum FICO score and reduced the maximum loan-to-value (LTV). Additional LTV reductions were implemented for higher risk geographies. On our home equity portfolio, we have also reduced unfunded lines on deteriorating accounts with declining equity positions where allowed.

In response to weakness in our direct/indirect portfolio, we have implemented several initiatives to mitigate losses. In our unsecured lending business we have increased the use of judgmental lending and tighter underwriting and account management standards for higher risk customers and higher-risk geographies. In our automotive and dealer-related portfolios, we have tightened underwriting criteria and improved the risk-based pricing for purchased loans.

To mitigate losses in the commercial businesses, we have increased the frequency and intensity of portfolio monitoring, hedging activity and our efforts in managing the exposure when we begin to see signs of deterioration. A number of initiatives have also been implemented in our small business commercial – domestic portfolio including changes to underwriting thresholds, augmented by a granular decision making process by experienced underwriters including increasing minimum FICO scores and lowering initial line assignments. We have also decreased credit lines on higher risk customers in higher risk states and industries.

Further, we are increasing our customer assistance and collections infrastructure and have instituted a number of other initiatives related to our credit portfolios in an attempt to mitigate losses and enhance our support for our customers. This includes expanding the use of current loss mitigation options such as an enhanced set of workout solutions including the announced creation of a home retention program that was developed in conjunction with several state attorneys general that will systematically modify troubled mortgages with up to $8.4 billion in interest rate and principal reductions for approximately 400,000 Countrywide customers. We hold approximately 12 percent of the eligible loans for investment while the remaining 88 percent are loans that we service but do not own. These foreclosure prevention efforts will reduce foreclosures and the related losses providing a solution for customers and protecting investors. This program is in line with the Corporation’s original expectations upon acquisition and is not expected to impact the Corporation’s purchase accounting adjustments. For more information on this home retention program see Recent Events on page 62. Currently, we cannot determine how effective any of the aforementioned initiatives will be as they are dependent upon a variety of factors including the duration and severity of the housing downturn, uncertainty in energy and commodity costs and the overall economic, regulatory and capital environments.

On July 1, 2008, the Corporation acquired Countrywide creating one of the largest mortgage originators and servicers. We will continue our practice of not originating subprime mortgages and certain nontraditional mortgages, and as such will not offer products such as Countrywide’s pay-option and payment advantage adjustable-rate mortgages (ARMs), which we classify as discontinued real estate in the Consumer Portfolio Credit Risk Management discussion. We have significantly curtailed the production of other nontraditional mortgages, such as certain low-documentation loans. Products being offered will be subject to our underwriting process and credit risk management culture.

In addition, we will continue to offer first-lien mortgages conforming to the underwriting standards of government-sponsored enterprises and the government, including loans supported by the FHA and the Department of Veterans Affairs and other loans designed for low and moderate income borrowers (e.g., Community Reinvestment Act loans). We will also continue to offer first-lien non-conforming loans, interest-only fixed-rate and ARMs that are subject to a 10-year minimum interest-only period, and fixed-period ARMs.

In October 2008, in connection with the TARP Capital Purchase Program, we issued to the U.S. Treasury 600 thousand shares of Series N Preferred Stock with a par value of $0.01 per share for $15.0 billion. This additional capital will further our efforts to continue providing these credit products to our consumer and commercial customers and clients thus promoting the efficient flow of liquidity and capital into the marketplace.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a critical component of our consumer credit risk management process and are used in part to help determine both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for loan and lease losses, and economic capital allocations for credit risk.

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

With the acquisition of Countrywide, we acquired certain loans that were considered impaired and were written down to fair value at the acquisition date in accordance with SOP 03-3. Refer to the SOP 03-3 discussion beginning on page 131 for more information.

Management of Consumer Credit Risk Concentrations

Consumer credit risk is evaluated and managed with a goal that credit concentrations do not result in undesirable levels of risk. We review, measure and manage credit exposure in numerous ways such as by product and geography in order to achieve the desired mix. Additionally, credit protection is purchased on certain portions of our portfolio to enhance our overall risk management position.

Consumer Credit Portfolio

Table 17 presents our consumer loans and leases and our managed credit card portfolio, and related credit quality information. Loans that were acquired from Countrywide that were considered impaired were written down to fair value at acquisition in accordance with SOP 03-3. In addition to being included in the “Outstandings” column below, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “SOP 03-3 Portfolio” column. Overall, consumer credit quality indicators continued to deteriorate during the three and nine months ended September 30, 2008. Continued weakness in the housing markets, the slowing economy, credit market disruptions and seasoning of vintages in certain higher growth portfolios, resulted in rising credit risk across our consumer portfolios.

Table 17
Consumer Loans and Leases

	Outstandings		Nonperforming (1, 2, 3)		Accruing Past Due 90 Days or More (3, 4)		SOP 03-3 Portfolio (5)
(Dollars in millions)	September 30 2008	December 31 2007	September 30 2008	December 31 2007	September 30 2008	December 31 2007	September 30 2008
Held basis

Residential mortgage	$256,989	$274,949	$4,638	$1,999	$268	$237	$7,339

Home equity	151,938	114,820	2,049	1,340	-	-	12,957

Discontinued real estate (6)	22,081	n/a	33	n/a	-	n/a	19,652

Credit card – domestic	63,012	65,774	n/a	n/a	1,973	1,855	n/a

Credit card – foreign	18,338	14,950	n/a	n/a	357	272	n/a

Direct/Indirect consumer (7)	82,849	76,538	13	8	1,113	745	n/a

Other consumer (8)	3,680	4,170	89	95	4	4	n/a
Total held	$598,887	$551,201	$6,822	$3,442	$3,715	$3,113	$39,948

Supplemental managed basis data

Credit card – domestic	$151,118	$151,862	n/a	n/a	$4,545	$4,170	n/a

Credit card – foreign	32,280	31,829	n/a	n/a	743	714	n/a
Total credit card-managed	$183,398	$183,691	n/a	n/a	$5,288	$4,884	n/a

(1)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases were 1.14 percent (1.22 percent excluding the SOP 03-3 portfolio) and 0.62 percent at September 30, 2008 and December 31, 2007.

(3)

Balances do not include loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.62 percent (0.66 percent excluding the SOP 03-3 portfolio) and 0.57 percent at September 30, 2008 and December 31, 2007.

(5)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. These amounts are included in the Outstandings column in this table.

(6)	Discontinued real estate includes pay option loans and subprime loans obtained in connection with the acquisition of Countrywide. The Corporation no longer originates these products.
(7)	Outstandings include foreign consumer loans of $2.4 billion and $3.4 billion at September 30, 2008 and December 31, 2007.
(8)	Outstandings include consumer finance loans of $2.7 billion and $3.0 billion, and other foreign consumer loans of $736 million and $829 million at September 30, 2008 and December 31, 2007.

n/a = not applicable

Table 18 presents net charge-offs and related ratios for our consumer loans and leases and net losses and related ratios for our managed credit card portfolio for the three and nine months ended September 30, 2008 and 2007. The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate benefit from the addition of the Countrywide SOP 03-3 portfolio as the initial fair value adjustments recorded on those loans at acquisition would have already included the estimated credit losses.

Table 18

Consumer Net Charge-offs/Net Losses and Related Ratios

	Net Charge-offs/Losses				Net Charge-off/Loss Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Held basis

Residential mortgage	$242	$13	$459	$30	0.37%	0.02%	0.23%	0.02%

Home equity	964	50	2,383	95	2.53	0.20	2.46	0.13

Discontinued real estate	(3)	n/a	(3)	n/a	(0.05)	n/a	(0.05)	n/a

Credit card – domestic	1,094	712	2,917	2,325	6.86	4.91	6.20	5.44

Credit card – foreign	148	96	389	270	3.46	3.19	3.19	3.09

Direct/Indirect consumer	845	353	2,060	917	3.94	1.92	3.35	1.79

Other consumer	106	78	275	182	11.36	7.18	9.45	5.29

Total held	$3,396	$1,302	$8,480	$3,819	2.24	0.99	2.01	1.02

Supplemental managed basis data

Credit card – domestic	$2,643	$1,707	$7,125	$5,144	6.87	4.76	6.24	4.91

Credit card – foreign	353	317	994	932	4.21	4.24	4.06	4.31

Total credit card – managed	$2,996	$2,024	$8,119	$6,076	6.40	4.67	5.85	4.81

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

n/a = not applicable

Table 19 presents net charge-offs and related ratios for our consumer loans and leases adjusted to exclude the SOP 03-3 portfolio for the three and nine months ended September 30, 2008. There was no impact to net charge-offs excluding the SOP 03-3 portfolio for the three and nine months ended September 30, 2008 as all impaired loans were written down to fair value upon acquisition. Consequently the net charge-off amounts disclosed in the table below are the same as Table 18. The exclusion of the SOP 03-3 portfolio affects only the residential mortgage, home equity and discontinued real estate loan balances on an ending and average basis as these are the categories of loans acquired from Countrywide. As a result, the net charge-off ratios for the table below differ from the reported view above.

Table 19 Consumer Net Charge-offs and Related Ratios (Adjusted to Exclude the SOP 03-3 Portfolio)
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Held basis
Residential mortgage	$242	$459	0.38%	0.24%
Home equity	964	2,383	2.77	2.54
Discontinued real estate	(3)	(3)	(0.43)	(0.43)
Credit card – domestic	1,094	2,917	6.86	6.20
Credit card – foreign	148	389	3.46	3.19
Direct/Indirect consumer	845	2,060	3.94	3.35
Other consumer	106	275	11.36	9.45
Total held	$3,396	$8,480	2.40	2.05
(1)

Net charge-off ratios are calculated as annualized held net charge-offs divided by average outstanding loans and leases adjusted to exclude the SOP 03-3 outstandings during the period for each loan and lease category.

In certain cases, the inclusion of the SOP 03-3 portfolio, which was written down to fair value at acquisition, may impact portfolio credit statistics and trends. We believe that the presentation of information adjusted to exclude the impacts of the SOP 03-3 portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the below discussions of the residential mortgage, home equity and discontinued real estate portfolios, we supplement certain reported statistics with information that is adjusted to exclude the impacts of the SOP 03-3 portfolio. In addition, beginning on page 131, we separately disclose information on the SOP 03-3 portfolio.

Residential Mortgage

The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 43 percent of consumer loans and leases (45 percent excluding the SOP 03-3 portfolio) at September 30, 2008. Approximately 23 percent of the residential portfolio is in GCSBB and GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our customers. The remaining portion of the portfolio is mostly in All Other, and is comprised of both purchased loans, including certain loans from the Countrywide portfolio, as well as residential loans originated for our customers which are used in our overall ALM activities.

Outstanding loans and leases decreased $18.0 billion at September 30, 2008 compared to December 31, 2007 as new loan originations and the addition of the Countrywide acquisition were more than offset by sales, paydowns and conversions of loans into retained mortgage backed securities. The Countrywide acquisition added $26.8 billion of residential mortgage outstandings, of which $7.3 billion is included in the SOP 03-3 portfolio. Nonperforming balances increased $2.6 billion due to the impacts of weak housing and economic markets and seasoning of the portfolio reflective of growth in the business. At September 30, 2008 and December 31, 2007, loans past due 90 days or more and still accruing interest of $268 million and $237 million were related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.

Net charge-offs increased $229 million to $242 million for the three months ended September 30, 2008, or 0.37 percent (0.38 percent excluding the SOP 03-3 portfolio) of total average residential mortgage loans compared to 0.02 percent for the same period in 2007. For the nine month period ended September 30, 2008, net charge-offs increased $429 million to $459 million, or 0.23 percent (0.24 percent excluding the SOP 03-3 portfolio) of total average residential mortgage loans compared to 0.02 percent for the same period in 2007. These increases were reflective of the impacts of the weak housing markets and the slowing economy. See page 131 for more information on the SOP 03-3 residential mortgage portfolio.

We mitigate a portion of our credit risk through synthetic securitizations which are cash collateralized and provide mezzanine risk protection which will reimburse us in the event that losses exceed 10 bps of the original pool balance. As of September 30, 2008 and December 31, 2007, $117.9 billion and $140.0 billion of mortgage loans were protected by these agreements. In addition, we have entered into credit protection agreements with government-sponsored entities on $10.8 billion and $33.0 billion as of September 30, 2008 and December 31, 2007, providing full protection on conforming residential mortgage loans that become severely delinquent. These structures provided risk mitigation for approximately 50 percent and 63 percent of our residential mortgage portfolio at September 30, 2008 and December 31, 2007. The reduction in the protection was driven by an increase in loan sales and securitizations during the period, some of which were insured, and the addition of Countrywide mortgages resulting from the acquisition. Our regulatory risk-weighted assets are reduced as a result of these risk protection transactions because we transferred a portion of our credit risk to unaffiliated parties. At September 30, 2008 and December 31, 2007, these transactions had the cumulative effect of reducing our risk-weighted assets by $37.0 billion and $49.0 billion, and strengthened our Tier 1 Capital ratio at September 30, 2008 and December 31, 2007 by 21 bps and 27 bps.

Excluding the SOP 03-3 portfolio, residential mortgage loans with greater than 90 percent refreshed LTV represented 21 percent of the portfolio and those loans with refreshed FICO lower than 620 represented seven percent of the portfolio. In addition, residential mortgage loans to borrowers in the state of California represented 36 percent and 32 percent of total residential mortgage loans at September 30, 2008 and December 31, 2007. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent and 11 percent of the total residential mortgage portfolio at September 30, 2008 and December 31, 2007. In addition, residential mortgage loans to borrowers in the state of Florida represented six percent of the total residential mortgage portfolio at both September 30, 2008 and December 31, 2007. Additionally, 55 percent and 38 percent of loans in California and Florida are in reference pools of synthetic securitizations, as described above, which provide mezzanine risk protection. Total credit risk on two percent and three percent of our mortgage loans in California and Florida has been mitigated through the purchase of protection from government sponsored entities. The table below presents outstandings, nonperforming loans and net charge-offs and the related ratios by certain state concentrations for the residential mortgage portfolio.

Table 20 Residential Mortgage State Concentrations
	September 30, 2008				Net Charge-offs
	Outstandings		Nonperforming		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$90,206	36.1%	$1,352	29.2%	$114	47.1%	$195	42.5%
Florida	15,960	6.4	683	14.7	37	15.3	75	16.3
New York	15,895	6.4	172	3.7	1	0.4	4	0.9
Texas	11,021	4.4	193	4.2	4	1.7	13	2.8
Virginia	10,629	4.3	146	3.1	9	3.7	17	3.7
New Jersey	9,101	3.6	154	3.3	3	1.2	8	1.8
Other U.S./Foreign	96,838	38.8	1,938	41.8	74	30.6	147	32.0
Total residential mortgage loans (excluding SOP 03-3 loans)	$249,650	100.0%	$4,638	100.0%	$242	100.0%	$459	100.0%
Total SOP 03-3 residential mortgage loans (1)	7,339
Total residential mortgage loans	$256,989
(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See page 131 for the discussion of the characteristics of the SOP 03-3 loans.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At September 30, 2008, our CRA portfolio comprised seven percent of the total ending residential mortgage loan balances but comprised 25 percent of nonperforming residential mortgage loans. This portfolio also comprised 27 percent and 26 percent of residential mortgage net charge-offs during the three and nine months ended September 30, 2008. While approximately 50 percent of our residential mortgage portfolio carries risk mitigation protection, only a small portion of our CRA portfolio is covered by this protection.

Home Equity

At September 30, 2008, approximately 80 percent of the home equity portfolio was included in GCSBB, while the remainder of the portfolio was mostly in GWIM. Outstanding home equity loans increased $37.1 billion, or 32 percent, at September 30, 2008 compared to December 31, 2007, due to the Countrywide acquisition which added approximately $29.0 billion in home equity loans of which $13.0 billion is included in the SOP 03-3 portfolio. See page 131 for more information on the SOP 03-3 residential mortgage portfolio.

Home equity unused lines of credit totaled $113.6 billion at September 30, 2008 compared to $120.1 billion at December 31, 2007. The $6.5 billion decrease was despite the $5.9 billion in unused lines acquired from the nonimpaired Countrywide portfolio. A portion of the decrease was driven by line management initiatives which reduced risk on existing lines with high combined loan-to-values (CLTVs), particularly in those states that have experienced the most significant housing price declines. The home equity utilization rate was 50 percent at September 30, 2008 compared to 44 percent at December 31, 2007.

Nonperforming home equity loans increased $709 million compared to December 31, 2007 and net charge-offs increased $914 million to $964 million for the three months ended September 30, 2008, or 2.53 percent (2.77 percent excluding the SOP 03-3 portfolio) of total average home equity loans compared to 0.20 percent for the same period in 2007. For the nine months ended September 30, 2008, net charge-offs increased to $2.4 billion, or 2.46 percent (2.54 percent excluding the SOP 03-3 portfolio) of total average home equity loans compared to 0.13 percent for the same period in 2007. These increases were driven by the continued weakness in the housing markets, the slowing economy and seasoning of vintages originated in periods of higher growth. Additionally, these increases were driven by high CLTV loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced and in some cases resulted in no collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted.

Excluding the SOP 03-3 portfolio, home equity loans with greater than 90 percent refreshed CLTV comprised 35 percent of the home equity portfolio while loans with a refreshed FICO lower than 620 represented nine percent of the home equity loans at September 30, 2008. These higher CLTV loans represented 88 percent and 84 percent of net charge-offs for the three and nine months ended September 30, 2008. In addition, $35.8 billion, or 26 percent of our home equity portfolio was comprised of 2006 vintages which continue to season and have a higher refreshed CLTV. These 2006 vintage loans accounted for approximately 48 percent and 53 percent of net charge-offs for the three and nine months ended September 30, 2008. The portfolio’s 2007 vintages, which represent 27 percent of the portfolio, are showing similar asset quality characteristics as the 2006 vintages and accounted for 32 percent and 25 percent of net charge-offs in the three and nine months ended September 30, 2008. Additionally, legacy Bank of America discontinued the program of purchasing non-franchise originated loans in the second quarter of 2007. These purchased loans represented only three percent of the portfolio but accounted for 16 percent of net charge-offs for both the three and nine months ended September 30, 2008.

Excluding the SOP 03-3 portfolio, our home equity loan portfolio in the states of California and Florida represented in aggregate 40 percent of outstanding home equity loans at September 30, 2008 and 39 percent of outstanding home equity loans at December 31, 2007. These states accounted for $1.1 billion, or 56 percent, of nonperforming home equity loans at September 30, 2008. In addition, these states represented 67 percent and 64 percent of the home equity net charge-offs for the three and nine months ended September 30, 2008. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent of outstanding home equity loans at September 30, 2008 but comprised only four percent and five percent of net charge offs for the three and nine months ended September 30, 2008. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent of outstanding home equity loans at September 30, 2008 and 12 percent and 11 percent of net charge-offs for the three and nine months ended September 30, 2008. The table below presents outstandings, nonperforming loans, net charge-offs and the related ratios by certain state concentrations for the home equity portfolio.

Table 21
Home Equity State Concentrations

	September 30, 2008				Net Charge-offs
	Outstandings		Nonperforming		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$37,670	27.1%	$682	33.3%	$409	42.4%	$1,012	42.5%
Florida	17,685	12.7	464	22.7	232	24.1	519	21.8
New Jersey	8,772	6.3	91	4.4	23	2.4	68	2.9
New York	8,522	6.1	128	6.2	23	2.4	69	2.9
Virginia	4,573	3.3	69	3.4	44	4.6	115	4.8
Texas	3,019	2.2	12	0.6	4	0.4	12	0.5
Other U.S./Foreign	58,740	42.3	603	29.4	229	23.7	588	24.6
Total home equity loans (excluding SOP 03-3 loans)	$138,981	100.0%	$2,049	100.0%	$964	100.0%	$2,383	100.0%
Total SOP 03-3 home equity loans (1)	12,957
Total home equity loans	$151,938

(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See page 131 for the discussion of the characteristics of the SOP 03-3 loans.

Discontinued Real Estate

The discontinued real estate portfolio, totaling $22.1 billion at September 30, 2008, consisted of pay-option and pay-advantage ARMs (pay option loans) and subprime loans obtained in connection with the acquisition of Countrywide. At acquisition, the majority of the discontinued real estate portfolio was considered impaired and, in accordance with SOP 03-3, written down to fair value. At September 30, 2008 the SOP 03-3 portfolio comprised $19.7 billion of the $22.1 billion in discontinued real estate outstandings. This portfolio is included in All Other and is managed as part of our overall ALM activities. See page 131 for more information on the SOP 03-3 residential mortgage portfolio.

At September 30, 2008, excluding the SOP 03-3 portfolio, loans with greater than 90 percent refreshed CLTV comprised 17 percent of the portfolio and those with refreshed FICO scores lower than 620 represented 20 percent of the portfolio. California represented 32 percent of the portfolio and 30 percent of the nonperforming loans while Florida represented 11 percent of the portfolio and 13 percent of the nonperforming loans at September 30, 2008. The Los Angeles-Long Beach-Santa Ana MSA within California made up 14 percent of outstanding discontinued real estate loans at September 30, 2008.

Pay option ARMs have interest rates that adjust monthly and minimum required payments that adjust annually (subject to resetting of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or ten-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loans’ balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause the loan’s principal balance to reach a certain level within the first 10 years of the loans, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required. Pay option ARMs and payment advantage ARMs are collectively referred to as pay option loans.

The difference between the frequency of changes in the loans’ interest rates and payments along with a limitation on changes in the minimum monthly payments to 7.5 percent per year can result in payments that are not sufficient to pay all of the monthly interest charges (i.e., negative amortization). Unpaid interest charges are added to the loan balance until the loan’s balance increases to a specified limit, which is no more than 115 percent of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established.

SOP 03-3 Portfolio

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under SOP 03-3. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores, and refreshed LTV, some of which are not immediately available as of the purchase date. We will continue to evaluate this information and other credit related information as it becomes available. SOP 03-3 addresses accounting for differences between contractual and expected cash flows to be collected from the Corporation’s initial investment in loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that acquired impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired that are within the scope of this SOP. The SOP 03-3 portfolio associated with the acquisition of LaSalle did not materially impact results at and during the three and nine months ended September 30, 2008 and is excluded from the following discussion.

In accordance with SOP 03-3, certain acquired loans of Countrywide that were considered impaired were written down to fair value at the acquisition date. As a result, the reported net charge-offs on these loans are significantly lower than historical levels as the initial fair value at acquisition date would have already considered the estimated credit losses on these loans. As of September 30, 2008 the carrying value and the unpaid principal balance of these loans was $39.9 billion and $52.8 billion. SOP 03-3 does not apply to loans Countrywide previously securitized as they are not held on the Corporation’s Balance Sheet. During the three months ended September 30, 2008 had the acquired portfolio not been subject to SOP 03-3, we would have recorded additional net charge-offs of $1.5 billion before consideration of conforming accounting adjustments to align the charge-off policies and practices of Countrywide with those of the Corporation. These charge-offs are in line with our expectations. For further information regarding loans accounted for in accordance with SOP 03-3 see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

In the paragraphs below we provide additional information on the residential mortgage, home equity and discontinued real estate loans that were accounted for under SOP 03-3. Since these loans were written down to fair value upon acquisition, we are reporting this information separately. In certain cases we supplement the reported statistics on these SOP 03-3 portfolios with information that is presented as if the acquired loans had not been subject to SOP 03-3.

Residential Mortgage

The residential mortgage SOP 03-3 portfolio outstandings were $7.3 billion at September 30, 2008 and comprised 18 percent of the total SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 27 percent of the residential mortgage SOP 03-3 portfolio at September 30, 2008. Refreshed LTV’s greater than 90 percent represented 33 percent of the residential mortgage portfolio after consideration of purchase accounting adjustments. Refreshed LTVs greater than 90 percent based on the unpaid principal balance represented 80 percent of the residential mortgage portfolio at September 30, 2008.

California represented approximately 52 percent of the outstanding residential mortgage SOP 03-3 portfolio and Florida represented approximately eight percent at September 30, 2008. Had the acquired portfolio not been subject to SOP 03-3 the residential mortgage portfolio would have recorded additional net charge-offs of $236 million. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

Table 22
SOP 03-3 Portfolio—Residential Mortgage State Concentrations

	September 30, 2008		SOP 03-3 Net Charge-offs (1)
	Outstandings		Three Months Ended September 30, 2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
California	$3,795	51.7%	$87	36.9%
Florida	547	7.5	59	25.0
Virginia	434	5.9	6	2.5
Texas	193	2.6	3	1.3
Maryland	190	2.6	3	1.3
Other U.S. / Foreign	2,180	29.7	78	33.0
Total SOP 03-3 residential mortgage loans	$7,339	100.0%	$236	100.0%

(1)	Represents additional net charge-offs for the three months ended September 30, 2008 had the portfolio not been subject to SOP 03-3.

Home Equity

The home equity SOP 03-3 outstandings were $13.0 billion at September 30, 2008 and comprised 33 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 17 percent of the home equity SOP 03-3 portfolio at September 30, 2008. Refreshed CLTVs greater than 90 percent represented 81 percent of the home equity portfolio after consideration of purchase accounting adjustments. Refreshed CLTVs greater than 90 percent based on the unpaid principal balance represented 90 percent of the home equity portfolio at September 30, 2008.

California represented approximately 36 percent of the outstanding home equity SOP 03-3 portfolio and Florida represented approximately six percent at September 30, 2008. Had the acquired portfolio not been subject to SOP 03-3 the home equity portfolio would have recorded additional net charge-offs of $772 million. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

Table 23
SOP 03-3 Portfolio – Home Equity State Concentrations

	September 30, 2008		SOP 03-3 Net Charge-offs (1)
	Outstandings		Three Months Ended September 30, 2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
California	$4,683	36.1%	$384	49.8%
Florida	834	6.4	101	13.1
Arizona	570	4.4	39	5.0
Virginia	505	3.9	22	2.9
Colorado	438	3.4	13	1.7
Other U.S. / Foreign	5,927	45.8	213	27.5
Total SOP 03-3 home equity loans	$12,957	100.0%	$772	100.0%

(1)	Represents additional net charge-offs for the three months ended September 30, 2008 had the portfolio not been subject to SOP 03-3.

Discontinued Real Estate

The discontinued real estate SOP 03-3 portfolio outstandings were $19.7 billion at September 30, 2008 and comprised 49 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 28 percent of the discontinued real estate SOP 03-3 portfolio at September 30, 2008. Refreshed CLTVs greater than 90 percent represented 23 percent of the discontinued real estate portfolio after consideration of purchase accounting adjustments. Refreshed CLTVs greater than 90 percent based on the unpaid principal balance represented 70 percent of the home equity portfolio at September 30, 2008.

California represented approximately 56 percent of the outstanding discontinued real estate SOP 03-3 portfolio and Florida represented approximately 10 percent at September 30, 2008. Had the acquired portfolio not been subject to SOP 03-3 the discontinued real estate portfolio would have recorded additional net charge-offs of $980 million. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

  Table 24

  SOP 03-3 Portfolio – Discontinued Real Estate State Concentrations

	September 30, 2008		SOP 03-3 Net Charge-offs (1)
	Outstandings		Three Months Ended September 30, 2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	%
California	$10,939	55.7%	$566	57.8
Florida	1,919	9.8	165	16.8
Arizona	730	3.7	32	3.3
Virginia	654	3.3	27	2.8
Washington	528	2.7	4	0.4
Other U.S./ Foreign	4,882	24.8	186	18.9
Total SOP 03-3 discontinued real estate loans	$19,652	100.0%	$980	100.0%
(1) Represents additional net charge-offs for the three months ended September 30, 2008 had the portfolio not been subject to SOP 03-3.

At September 30, 2008 the unpaid principal balance of pay option loans was $25.1 billion, including loans that were impaired at acquisition, with a carrying amount of $20.1 billion, net of $5.0 billion in purchase accounting writedowns in accordance with SOP 03-3. Total principal balance of pay option loans with accumulated negative amortization was $18.2 billion, accumulated negative amortization from the original loan balance was $1.4 billion and the percentage of borrowers electing to make only the minimum payment on option arms was 66 percent at September 30, 2008. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the SOP 03-3 pay option portfolio. Based on our expectations four percent, 29 percent and 17 percent of the pay option loan portfolio is expected to be reset in 2009, 2010, and 2011, respectively. Approximately eight percent is expected to be reset thereafter, and approximately 42 percent are expected to repay prior to being reset.

As we continue to evaluate and manage these SOP 03-3 portfolios, we will determine the appropriateness of including them as part of our current loss mitigation options including the $8.4 billion in interest rate and principal reductions as part of the home retention program that was developed in conjunction with several state attorneys general to modify troubled mortgages. This program is in line with the Corporation’s original expectations upon acquisition and will not impact the Corporation’s purchase accounting adjustments. For more information see Recent Events beginning on page 62.

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Card Services. Outstandings in the held domestic credit card loan portfolio decreased $2.8 billion at September 30, 2008 compared to December 31, 2007 due primarily to an increase in securitized levels. Held domestic loans past due 90 days or more and still accruing interest increased $118 million.

Net charge-offs for the held domestic portfolio increased $382 million to $1.1 billion for the three months ended September 30, 2008, or 6.86 percent of total average held credit card – domestic loans compared to 4.91 percent for the same period in 2007. For the nine months ended September 30, 2008, net charge-offs increased $592 million to $2.9 billion, or 6.20 percent of total average loans compared to 5.44 percent for the same period a year ago. These increases were reflective of the slowing economy including rising unemployment and higher bankruptcies particularly in geographic areas that have experienced the most significant home price declines.

Managed domestic credit card outstandings remained relatively flat at $151.1 billion at September 30, 2008 compared to December 31, 2007. Managed net losses increased $936 million to $2.6 billion for the three months ended September 30, 2008, or 6.87 percent of total average managed domestic loans compared to 4.76 percent for the same period in 2007. For the nine months ended September 30, 2008, net losses increased $2.0 billion to $7.1 billion, or 6.24 percent of total average managed domestic loans compared to 4.91 percent for the same period a year ago. These increases were driven by the same factors as described in the held discussion above.

Our managed credit card – domestic loan portfolio in the states of California and Florida represented in aggregate 24 percent of credit card – domestic outstandings at September 30, 2008. These states represented 32 percent of the credit card – domestic net losses for the three months ended September 30, 2008 and 30 percent for the nine months ended September 30, 2008. The table below presents asset quality indicators by certain state concentrations for the credit card – domestic portfolio.

Table 25
Credit Card – Domestic State Concentrations – Managed Basis

	September 30, 2008				Net Losses
	Outstandings		Accruing Past Due 90 Days or More		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$23,432	15.5%	$882	19.4%	$513	19.4%	$1,319	18.5%
Florida	12,792	8.5	558	12.3	324	12.3	840	11.8
Texas	10,082	6.7	284	6.2	159	6.0	466	6.5
New York	9,237	6.1	244	5.4	136	5.1	382	5.4
New Jersey	5,992	4.0	158	3.5	84	3.2	222	3.1
Virginia	4,543	3.0	117	2.6	68	2.6	179	2.5
Other U.S	85,040	56.2	2,302	50.6	1,359	51.4	3,717	52.2
Total credit card – domestic loans	$151,118	100.0%	$4,545	100.0%	$2,643	100.0%	$7,125	100.0%

Managed consumer credit card unused lines of credit, for both domestic and foreign credit card, totaled $824.6 billion at September 30, 2008 compared to $848.7 billion at December 31, 2007. The $24.1 billion decrease was driven primarily by account management initiatives.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Card Services. Outstandings in the held foreign credit card loan portfolio increased $3.4 billion to $18.3 billion at September 30, 2008 compared to December 31, 2007 primarily due to a lower level of securitizations. Net charge-offs for the held foreign portfolio increased $52 million to $148 million for the three months ended September 30, 2008, or 3.46 percent of total average held credit card – foreign loans compared to 3.19 percent for the same period in 2007. For the nine months ended September 30, 2008, net charge-offs increased $119 million to $389 million, or 3.19 percent of total average held credit card – foreign loans compared to 3.09 percent for the same period in 2007. The increases were driven primarily by seasoning of the portfolio, reflective of growth and a lower level of securitizations in 2008.

Managed foreign credit card outstandings increased $451 million to $32.3 billion at September 30, 2008 compared to December 31, 2007 due to organic growth partially offset by the strengthening of the U.S. dollar against certain foreign currencies. Net losses for the managed foreign portfolio increased $36 million to $353 million for the three months ended September 30, 2008, or 4.21 percent of total average managed credit card – foreign loans compared to 4.24 percent for the same period in 2007. For the nine months ended September 30, 2008, net losses increased $62 million to $994 million, or 4.06 percent of total average managed credit card – foreign loans compared to 4.31 percent for the same period in 2007. The increases in the net losses were driven by seasoning of the portfolio, reflective of growth. The decreases in the loss rates were driven primarily by a higher rate of loan growth and higher recoveries in the Canadian portfolio.

Direct/Indirect Consumer

At September 30, 2008, approximately 48 percent of the direct/indirect portfolio was included in Business Lending (automotive, marine, motorcycle and recreational vehicle loans), 38 percent was included in GCSBB (unsecured personal loans, student and other non-real estate secured) and the remainder was included in GWIM (principally other non-real estate secured and unsecured personal loans).

Outstanding loans and leases increased $6.3 billion at September 30, 2008 compared to December 31, 2007 due to growth in the Card Services unsecured lending product and purchases of automobile loan portfolios partially offset by the securitization of automobile loans. Loans past due 90 days or more and still accruing interest increased $368 million. Net charge-offs increased $492 million to $845 million for the three months ended September 30, 2008, or 3.94 percent of total average held direct/indirect loans compared to 1.92 percent for the same period in 2007. For the nine months ended September 30, 2008, net charge-offs increased $1.1 billion to $2.1 billion, or 3.35 percent of total average held direct/indirect compared to 1.75 percent for the same period in 2007. The increases in loans past due 90 days or more and still accruing interest and net charge-offs were concentrated in the Card Services unsecured lending portfolio, driven by recent portfolio deterioration reflecting the effects of a slowing economy particularly in states most impacted by the slowdown in housing, notably California and Florida, and seasoning of the portfolio, reflective of growth.

Direct/Indirect consumer loans to borrowers in the state of California represented 13 percent of total direct/indirect consumer loans at September 30, 2008. In addition, direct/indirect consumer loans to borrowers in the state of Florida represented nine percent of the total direct/indirect consumer portfolio at September 30, 2008. In aggregate, California and Florida represented 30 percent of the net charge-offs for both the three and nine months ended September 30, 2008. The table below presents asset quality indicators by certain state concentrations for the direct/indirect consumer loan portfolio.

Table 26
Direct/Indirect State Concentrations
	September 30, 2008				Net Charge-offs
	Outstandings		Accruing Past Due 90 Days or More		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$10,641	12.8%	$201	18.0%	$164	19.4%	$395	19.1%
Texas	7,508	9.1	75	6.8	60	7.1	157	7.6
Florida	7,374	8.9	110	9.9	92	10.9	213	10.4
New York	4,952	6.0	63	5.7	47	5.5	112	5.4
New Jersey	2,470	3.0	34	3.1	23	2.8	55	2.7
Virginia	2,260	2.7	27	2.4	20	2.4	46	2.2
Other U.S./Foreign	47,644	57.5	603	54.1	439	51.9	1,082	52.6
Total direct/indirect loans	$82,849	100.0%	$1,113	100.0%	$845	100.0%	$2,060	100.0%

Other Consumer

At September 30, 2008, approximately 72 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that we have previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Card Services and deposit overdrafts. Net charge-offs increased $28 million and $93 million for the three and nine months ended September 30, 2008 from the same period a year ago driven by deposit overdraft net charge-offs reflecting a higher average balance per account and account growth.

Nonperforming Consumer Assets Activity

Table 27 presents nonperforming consumer assets activity during the most recent five quarters. Total net additions to nonperforming loans and leases in the third quarter of 2008 were $1.6 billion compared to $761 million in the second quarter of 2008. In both periods, these net additions were driven by the residential mortgage and home equity portfolios reflective of the weakening housing markets, the slowing economy, seasoning of the portfolio, reflective of growth and to a lesser extent the CRA portfolio, which represented approximately 23 percent of the net increase in nonperforming loans at September 30, 2008. The increase in foreclosed properties of $1.2 billion was driven by the addition of Countrywide. Nonperforming loans do not include acquired loans that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3 as of September 30, 2008 as the loans accrete interest.

Table 27

Nonperforming Consumer Assets Activity (1)

	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
(Dollars in millions)	2008	2008	2008	2007	2007
Nonperforming loans and leases
Balance, beginning of period	$5,220	$4,459	$3,442	$2,040	$1,460
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	3,486	2,540	2,088	1,923	998
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(134)	(40)	(36)	(19)	(108)
Returns to performing status (2)	(301)	(398)	(380)	(225)	(187)
Charge-offs (3)	(1,220)	(1,084)	(572)	(216)	(73)
Transfers to foreclosed properties	(226)	(257)	(83)	(56)	(49)
Transfers to loans held-for-sale	(3)	—	—	(5)	(1)
Total net additions to nonperforming loans and leases	1,602	761	1,017	1,402	580
Total nonperforming loans and leases, end of period	6,822	5,220	4,459	3,442	2,040
Foreclosed properties
Balance, beginning of period	475	402	276	159	82
Additions to foreclosed properties:
LaSalle balance, October 1, 2007	—	—	—	70	—
Countrywide balance, July 1, 2008	952	—	—	—	—
New foreclosed properties (4)	646	172	216	128	125
Reductions in foreclosed properties:
Sales	(349)	(80)	(25)	(28)	(8)
Writedowns	(68)	(19)	(65)	(53)	(40)
Total net additions to foreclosed properties	1,181	73	126	117	77
Total foreclosed properties, end of period	1,656	475	402	276	159
Nonperforming consumer assets, end of period	$8,478	$5,695	$4,861	$3,718	$2,199
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	1.14%	1.00%	0.82%	0.62%	0.39%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	1.41	1.09	0.89	0.67	0.42

(1)

Balances do not include nonperforming LHFS included in other assets of $304 million, $218 million, $157 million, $95 million, and $63 million at September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007, and September 30, 2007, respectively.

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

(4)

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for credit losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded as noninterest expense. New foreclosed properties in the table above are net of the charge-offs taken during the first 90 days after transfer.

Commercial Portfolio Credit Risk Management

Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of their financial position. As part of the overall credit risk assessment of a borrower or counterparty, most of our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the financial condition, cash flow or financial situation of a borrower or counterparty. We use risk rating aggregations to measure and evaluate concentrations within portfolios. Risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations.

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Management of Commercial Credit Risk Concentrations

Commercial credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 30, 32, 34, and 38 summarize our concentrations. Additionally, we utilize the syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the portfolio.

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

The Corporation’s share of the leveraged finance and CMBS forward calendars was $2.3 billion and $700 million at September 30, 2008 compared to $12.2 billion and $2.2 billion at December 31, 2007. Funded leveraged finance and CMBS exposure both of which are included in assets held-for-sale totaled $4.3 billion and $7.5 billion at September 30, 2008 compared to $6.1 billion and $13.6 billion at December 31, 2007. The funded CMBS debt consisted of $6.5 billion of floating-rate financings, most of which were acquisition-related financing to major, well known operating companies. Net writedowns and losses on sales totaled $293 million, net of fees and hedges, comprised of $145 million related to leveraged finance and $148 million related to these CMBS were taken during the three months ended September 30, 2008 on both funded and forward calendar commitments to reflect the current market prices, where available, or the estimated price at which the exposures could be distributed in the market. Pre-market disruption exposure originated prior to September 30, 2007, included in the leveraged finance forward calendar, all of which was funded, amounted to $4.2 billion at September 30, 2008 compared to $10.7 billion for the leveraged finance forward calendar and $6.1 billion for the funded portfolio at December 31, 2007. We have not originated any material CMBS exposures subsequent to September 30, 2007.

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed our single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Any fair value adjustment upon origination and subsequent changes in the fair value of these loans and unfunded commitments are recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. The Commercial Credit Portfolio tables have been modified to exclude loans and unfunded commitments that are carried at fair value and to adjust related ratios. See the Commercial Loans Measured at Fair Value section on page 144 for more information on the performance of these loans and loan commitments and see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on our SFAS 159 elections.

Commercial Credit Portfolio

Commercial credit quality indicators continued to deteriorate from historically low levels for the three and nine months ended September 30, 2008 due to the weakness in the housing and financial markets. The commercial nonperforming loan ratio increased to 1.45 percent at September 30, 2008 compared to 0.67 percent at December 31, 2007 driven by the continued deterioration in the homebuilder sector within commercial real estate. The commercial utilized criticized exposure ratio, excluding assets held for sale and assets in the fair value portfolio, increased to 7.32 percent at September 30, 2008 from 4.18 percent at December 31, 2007, rising from very low 2007 levels. The increase was driven by commercial real estate (largely homebuilders), continued deterioration in reservable exposure across various other portfolios within GCIB and non-reservable mark-to-market derivative assets. In addition, the increase in utilized criticized exposure was partially driven by the legacy LaSalle portfolio.

Table 28 presents our commercial loans and leases, and related credit quality information at September 30, 2008 and December 31, 2007.

Table 28
Commercial Loans and Leases
	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)
(Dollars in millions)	September 30 2008	December 31 2007	September 30 2008	December 31 2007	September 30 2008	December 31 2007
Commercial loans and leases

Commercial – domestic (3)	$199,874	$189,011	$1,566	$852	$252	$119

Commercial real estate	63,736	61,298	3,090	1,099	204	36

Commercial lease financing	22,416	22,582	35	33	45	25

Commercial – foreign	32,951	28,376	48	19	5	16
	318,977	301,267	4,739	2,003	506	196

Small business commercial – domestic (4)	19,429	19,286	183	152	598	427
Total commercial loans and leases excluding loans measured at fair value	338,406	320,553	4,922	2,155	1,104	623
Total measured at fair value (5)	5,383	4,590	-	-	-	-
Total commercial loans and leases	$343,789	$325,143	$4,922	$2,155	$1,104	$623

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 1.45 percent and 0.67 percent at September 30, 2008 and December 31, 2007.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 0.32 percent and 0.19 percent at September 30, 2008 and December 31, 2007.

(3)	Excludes small business commercial – domestic loans.
(4)	Small business commercial – domestic is primarily card related.
(5)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $4.0 billion and $3.5 billion, commercial – foreign loans of $1.2 billion and $790 million and commercial real estate loans of $213 million and $304 million at September 30, 2008 and December 31, 2007.

Table 29 presents our commercial net charge-offs and net charge-off ratios for the three and nine months ended September 30, 2008 and 2007. The loans and leases net charge-off ratio increased to 1.13 percent and 0.89 percent for the three and nine months ended September 30, 2008 compared to a net charge-off ratio of 0.42 percent and 0.37 percent for the same periods in 2007. The increase was principally attributable to higher net charge-offs in our small business portfolio in GCSBB and the homebuilder loan portfolio in GCIB primarily driven by the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant housing declines. Excluding small business commercial – domestic the total commercial net charge-off ratio was 0.54 percent and 0.36 percent for the three and nine months ended September 30, 2008, compared to a net charge-off ratio of 0.05 percent and 0.04 percent for the three and nine months ended September 30, 2007, primarily due to higher net charge-offs in the homebuilder loan portfolio in GCIB reflecting the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant home price declines. Commercial – domestic net charge-offs also increased from very low prior year levels.

Table 29
Commercial Net Charge-offs and Net Charge-off Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Commercial – domestic (2)	$117	$11	$264	$64	0.23%	0.03%	0.18%	0.06%
Commercial real estate	262	28	505	30	1.65	0.28	1.08	0.11
Commercial lease financing	8	(3)	29	(15)	0.13	(0.07)	0.17	(0.10)
Commercial – foreign	46	(4)	44	(1)	0.56	(0.06)	0.18	(0.01)
	433	32	842	78	0.54	0.05	0.36	0.04

Small business commercial – domestic (3)	527	239	1,368	598	10.64	5.38	9.23	4.82
Total commercial net charge-offs	$960	$271	$2,210	$676	1.13	0.42	0.89	0.37

(1)

Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans measured at fair value during the period for each loan and lease category.

(2)	Excludes small business commercial – domestic loans.
(3)	Small business commercial – domestic is primarily card related.

Table 30 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. The increase in standby letters of credit and financial guarantees of $12.9 billion was centered in Business Lending primarily concentrated in government and healthcare provider related industries. The increase in derivative assets of $11.1 billion was centered in interest rate swaps, foreign exchange contracts and credit derivatives, and was driven by the strengthening of the U.S. dollar against certain foreign currencies, and widening credit spreads. The decrease of $12.2 billion in assets held-for-sale was driven primarily by distributions and sales as well as a commercial mortgage-backed securitization which occurred during the first quarter of 2008. For more information on our credit derivatives, see Industry Concentrations beginning on page 146 and for more information on our funded leveraged finance and CMBS exposures refer to Management of Commercial Credit Risk Concentrations on page 137.

Table 30

Commercial Credit Exposure by Type

	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2008	December 31 2007	September 30 2008	December 31 2007	September 30 2008	December 31 2007
Loans and leases	$343,789	$325,143	$310,354	$329,396	$654,143	$654,539
Standby letters of credit and financial guarantees	71,091	58,747	4,556	4,049	75,647	62,796
Derivative assets (5)	45,792	34,662	-	-	45,792	34,662
Assets held-for-sale (6)	15,518	26,475	219	1,489	15,737	27,964
Commercial letters of credit	4,333	4,413	762	140	5,095	4,553
Bankers’ acceptances	3,746	2,411	52	2	3,798	2,413
Foreclosed properties	176	75	-	-	176	75
Total commercial credit exposure	$484,445	$451,926	$315,943	$335,076	$800,388	$787,002

(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $5.4 billion and $4.6 billion, and letters of credit at notional value of $1.3 billion and $1.1 billion at September 30, 2008 and December 31, 2007.

(3)

Total commercial unfunded exposure includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $16.0 billion and $19.8 billion at September 30, 2008 and December 31, 2007.

(4)	Excludes unused business card lines which are not legally binding.

(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $18.1 billion and $12.8 billion at September 30, 2008 and December 31, 2007. In addition to cash collateral, derivative assets are also collateralized by $4.0 billion and $8.5 billion of primarily other marketable securities at September 30, 2008 and December 31, 2007 for which credit risk has not been reduced.

(6)

Total commercial committed exposure consists of $12.4 billion and $23.9 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $3.3 billion and $4.1 billion of investments held-for-sale exposure at September 30, 2008 and December 31, 2007.

Table 31 presents commercial utilized reservable criticized exposure by product type and other utilized non-reservable criticized exposure. Total commercial utilized criticized exposure, excluding assets held-for-sale and the fair value portfolio, increased $16.3 billion, or 93 percent from December 31, 2007, primarily due to increases in commercial – domestic reflecting deterioration across various industries and commercial real estate reflecting the housing markets weakness on the homebuilder sector of the portfolio. The increase in other utilized non-reservable criticized exposure was driven by a combination of downgrades on certain credit derivative assets and an increase in the positive mark-to-market on such positions. The table below excludes utilized criticized exposure related to assets held-for-sale of $3.5 billion and $2.9 billion at September 30, 2008 and December 31, 2007 and other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $1.1 billion at both September 30, 2008 and December 31, 2007. See Commercial Loans Measured at Fair Value on page 144 for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, are carried at fair value or the lower of cost or market, including bridge exposure of $2.8 billion and $2.3 billion at September 30, 2008 and December 31, 2007 which are funded in the normal course of our Business Lending and CMAS businesses and are managed in part through our “originate to distribute” strategy (see Management of Commercial Credit Risk Concentrations beginning on page 137 for more information on bridge financing).

Table 31

Commercial Utilized Criticized Exposure (1)

	September 30, 2008		December 31, 2007
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2)
Commercial – domestic (3)	$15,441	5.89%	$8,537	3.55%

Commercial real estate	12,028	17.29	6,750	10.25

Commercial lease financing	1,131	5.05	594	2.63

Commercial – foreign	1,206	2.82	449	1.23
	29,806	7.51	16,330	4.47
Small business commercial – domestic	1,203	6.17	846	4.37
Commercial utilized reservable criticized exposure (4)	31,009	7.45	17,176	4.46

Other utilized non-reservable criticized exposure (5)	2,828	6.16	368	1.06
Total commercial utilized criticized exposure excluding assets-held-for-sale and the fair value portfolio	$33,837	7.32	$17,544	4.18

(1)

Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Balances and ratios have been adjusted to exclude assets held-for-sale and exposure measured at fair value in accordance with SFAS 159 at September 30, 2008 and December 31, 2007.

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

(5)	Other utilized non-reservable criticized exposure includes derivative assets and foreclosed properties.

Commercial – Domestic

At September 30, 2008, approximately 88 percent of the commercial – domestic portfolio, excluding small business, was included in GCIB, primarily in Business Lending (business banking, middle market and large multinational corporate loans and leases) and CMAS (acquisition and bridge financing and institutional investor services). The remaining 12 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans increased $10.9 billion to $199.9 billion at September 30, 2008 compared to December 31, 2007 driven by increased margin loans in CMAS and growth in Business Lending and GWIM, partially offset by the sale of our equity prime brokerage business during the quarter. Nonperforming commercial – domestic loans increased $714 million to $1.6 billion from December 31, 2007. Net charge-offs were up $106 million and $200 million, for the three and nine months ended September 30, 2008. Criticized utilized commercial – domestic reservable exposure, increased $6.9 billion from December 31, 2007, to $15.4 billion primarily driven by deterioration across various portfolios within GCIB. Additionally, commercial – domestic drove the increase in other utilized non-reservable criticized exposure, primarily mark-to-market derivative assets. The increases in nonperforming loans, net charge-offs and utilized criticized exposure were broad-based in terms of borrowers and industries and were up from very low levels in 2007.

Commercial Real Estate

The commercial real estate portfolio is mostly managed in Business Lending and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases increased $2.4 billion to $63.7 billion at September 30, 2008 compared to December 31, 2007 primarily driven by funding of previous commitments in the California, Southeast and Southwest regions as well as growth in industrial/warehouse, shopping centers/retail, office buildings, multiple use and hotels/motels. This growth was partially offset by decreases in residential and other property types.

Nonperforming commercial real estate loans increased $2.0 billion to $3.1 billion and utilized criticized reservable exposure increased $5.3 billion to $12.0 billion from December 31, 2007 attributable to the continuing impact of the housing slowdown on the homebuilder sector. Net charge-offs were $262 million and $505 million for the three and nine months ended September 30, 2008, increases of $234 million and $475 million from the prior year driven almost entirely by the homebuilder sector. Nonperforming assets and utilized criticized exposure in the homebuilder sector were $2.7 billion and $8.3 billion respectively, at September 30, 2008, compared to $829 million and $5.4 billion at December 31, 2007. At September 30, 2008, we had homebuilder-related utilized exposure of $13.0 billion and commercial committed exposure of $18.4 billion most of which is well-collateralized. The utilized criticized ratio and the nonperforming asset ratio for the homebuilder sector was 63.13 percent and 21.17 percent at September 30, 2008 compared to 38.47 percent and 6.11 percent at December 31, 2007. Assets held-for-sale associated with commercial real estate decreased $6.1 billion to $7.7 billion at September 30, 2008 compared to December 31, 2007, driven by distributions and sales as well as a commercial mortgage-backed securitization which occurred during the first quarter of 2008. Refer to Management of Commercial Credit Risk Concentrations on page 137 for a discussion of our CMBS exposure.

Table 32 presents outstanding commercial real estate loans by geographic region and property type diversification.

Table 32
Outstanding Commercial Real Estate Loans (1)
	September 30	December 31

(Dollars in millions)	2008	2007
By Geographic Region (2)
California	$10,868	$9,683
Northeast	8,963	8,978
Midwest	8,053	8,005
Southeast	7,314	6,490
Southwest	6,349	5,610
Illinois	6,172	6,835
Florida	5,104	4,908
Midsouth	3,187	2,912
Northwest	2,942	2,644
Other	1,560	2,190
Geographically diversified (3)	2,390	2,282
Non-U.S.	1,047	1,065
Total outstanding commercial real estate loans (4)	$63,949	$61,602
By Property Type
Office buildings	$9,902	$8,745
Shopping centers/retail	9,736	8,440
Residential	8,951	10,478
Apartments	7,861	7,615
Industrial/warehouse	7,046	5,419
Land and land development	6,196	6,286
Multiple use	2,781	1,689
Hotels/motels	2,573	1,535
Other (5)	8,903	11,395
Total outstanding commercial real estate loans (4)	$63,949	$61,602

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.
(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(3)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(4)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $213 million and $304 million at September 30, 2008 and December 31, 2007.
(5)	Represents loans mainly to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and CMAS. Outstanding loans increased $4.6 billion to $33.0 billion at September 30, 2008 compared to December 31, 2007 driven by organic growth combined with strengthening the U.S. dollar against foreign currencies. Criticized utilized reservable exposure increased $757 million to $1.2 billion. Net charge-offs of $46 million and $44 million mainly in our large corporate portfolio predominately related to two borrowers for the three and nine months ended September 30, 2008 compared to net recoveries of $4 million and $1 million for the same periods in 2007. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 149.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio (business card and small business loans) is managed in GCSBB. Outstanding small business commercial – domestic loans increased $143 million to $19.4 billion at September 30, 2008 compared to December 31, 2007 driven by organic growth in the small business card portfolio. Approximately 60 percent of the small business commercial – domestic outstanding loans at September 30, 2008 were credit card related products. Nonperforming small business commercial – domestic loans increased $31 million to $183 million at September 30, 2008 compared to December 31, 2007, loans past due 90 days or more and still accruing interest increased $171 million to $598 million and criticized reservable exposure increased $357 million, to $1.2 billion, or 6.17 percent at September 30, 2008 compared to 4.37 percent, at December 31, 2007. Small business commercial – domestic net charge-offs were up $288 million, to $527 million, or 10.64 percent for the three months ended September 30, 2008 compared to 5.38 percent for the same period in 2007. For the nine months ended September 30, 2008, net charge-offs increased $770 million to $1.4 billion, or 9.23 percent of small business commercial – domestic net charge-offs compared to 4.82 percent for the same period in 2007. Approximately 75 percent of the small business commercial – domestic net charge-offs for the three and nine months ended September 30, 2008 were credit card related products. The increases in nonperforming loans, loans past due 90 days or more and still accruing interest and net charge-off levels were primarily driven by the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant housing declines and portfolio seasoning reflective of growth in these businesses.

Commercial Loans Measured at Fair Value

The commercial loans measured at fair value portfolio are managed in CMAS. At September 30, 2008, outstanding commercial loans measured at fair value increased $793 million to an aggregate fair value of $5.4 billion recorded in loans and leases and included commercial – domestic loans, excluding small business, of $4.0 billion, commercial – foreign loans of $1.2 billion and commercial real estate loans of $213 million. We recorded net losses of $182 million and $250 million in other income resulting from changes in the fair value of the loan portfolio during the three and nine months ended September 30, 2008 compared to losses of $79 million and $78 million for the three and nine months ended September 30, 2007. These losses were primarily attributable to changes in instrument-specific credit risk and were predominately offset by hedging activities. At September 30, 2008 and December 31, 2007 none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Utilized criticized exposure in the fair value portfolio remained flat at $1.1 billion at September 30, 2008 compared to December 31, 2007.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $716 million and $660 million at September 30, 2008 and December 31, 2007 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $17.3 billion and $20.9 billion at September 30, 2008 and December 31, 2007. Net losses resulting from changes in fair value of commitments and letters of credit of $5 million and $64 million were recorded in other income during the three and nine months ended September 30, 2008 compared to losses of $61 million and $102 million for the same periods in 2007. These losses were primarily attributable to changes in instrument-specific credit risk and were predominately offset by hedging activities.

Nonperforming Commercial Assets Activity

Table 33 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters. The increase in nonaccrual loans and leases for the third quarter of 2008 was primarily attributable to continuing deterioration in our homebuilder portfolio.

Table 33

Nonperforming Commercial Assets Activity (1, 2, 3)

(Dollars in millions)	Third Quarter 2008	Second Quarter 2008	First Quarter 2008	Fourth Quarter 2007	Third Quarter 2007
Nonperforming loans and leases
Balance, beginning of period	$3,936	$2,874	$2,155	$1,140	$824
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	1,969	1,714	1,399	1,542	583
Advances	28	38	21	62	6
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(371)	(345)	(383)	(249)	(155)
Sales	(19)	(12)	—	(33)	(1)
Returns to performing status (4)	(29)	(32)	(29)	(130)	(21)
Charge-offs (5)	(495)	(248)	(261)	(134)	(86)
Transfers to foreclosed properties	(84)	(53)	(28)	(43)	(10)
Transfers to loans held-for-sale	(13)	—	—	—	—
Total net additions to nonperforming loans and leases	986	1,062	719	1,015	316
Total nonperforming loans and leases, end of period	4,922	3,936	2,874	2,155	1,140
Foreclosed properties
Balance, beginning of period	118	92	75	33	26
Additions to foreclosed properties:
LaSalle balance, October 1, 2007	—	—	—	16	—
New foreclosed properties	84	53	28	43	10
Reductions in foreclosed properties:
Sales	(19)	(25)	(8)	(16)	—
Writedowns	(7)	(2)	(3)	(1)	(3)
Total net additions to foreclosed properties	58	26	17	42	7
Total foreclosed properties, end of period	176	118	92	75	33
Nonperforming commercial assets, end of period	$5,098	$4,054	$2,966	$2,230	$1,173
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases(6)	1.45%	1.15%	0.89%	0.67%	0.43%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases and foreclosed properties (6)	1.51	1.19	0.91	0.70	0.44

(1)

Balances do not include nonperforming LHFS included in other assets of $544 million, $170 million, $170 million, $93 million and $30 million at September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007, respectively. Balances do not include nonperforming AFS debt securities of $436 million, $676 million, $789 million, $180 million and $24 million at September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007, respectively. For more information on nonperforming AFS securities see the Cash Funds Support discussion on page 103.

(2)	Balances do not include nonperforming derivative assets of $423 million at September 30, 2008.

(3)	Includes small business commercial – domestic activity.

(4)

Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(5)	Certain loan and lease products, including business card, are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

(6)	Outstanding commercial loans and leases exclude loans measured at fair value in accordance with SFAS 159.

Industry Concentrations

Table 34 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

Total commercial committed credit exposure increased by $13.4 billion, or two percent, at September 30, 2008 compared to December 31, 2007. Total commercial utilized credit exposure increased by $32.5 billion, or seven percent, at September 30, 2008 compared to December 31, 2007. The overall commercial credit utilization rate at September 30, 2008 increased to 61 percent compared to 57 percent at December 31, 2007.

Real estate remains our largest industry concentration, accounting for 13 percent of total commercial committed exposure. The decrease of $6.5 billion, or six percent, in real estate was driven primarily by a continuing decline in CMBS assets held-for-sale and a decrease in residential properties which includes homebuilders.

Diversified financials grew by $13.8 billion, or 16 percent reflecting increases in capital markets exposure and consumer finance. More than half of this increase was driven by the addition of $4.4 billion in asset backed commercial paper exposure and a $3.2 billion fully committed secured credit facility with Merrill Lynch which is part of a larger bilaterally secured credit facility. For more information on the Merrill Lynch facilities, see Recent Events beginning on page 62. Consumer services increased $4.3 billion, or 11 percent driven primarily by growth in education. Healthcare equipment and services increased $3.2 billion or eight percent due to loan growth primarily to healthcare providers. Food, beverage and tobacco increased $2.9 billion, or 11 percent due to growth in food products and a large syndicated transaction.

Monoline exposure is reported in the insurance industry and managed under the insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $131 million at September 30, 2008 and $203 million at December 31, 2007. Net mark-to-market counterparty derivative credit exposure was $1.9 billion at September 30, 2008 compared to $420 million at December 31, 2007. The increase in the net mark-to-market exposure was due to credit deterioration related to underlying counterparties and spread widening in both wrapped CDO and structured finance related exposures.

We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations, credit enhanced securities as part of our public finance business and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and CDOs. We underwrite our public finance exposure by evaluating the underlying securities. In the case of default we first look to the underlying securities and then to recovery on the purchased insurance. See page 94 for discussion on our CDO exposure and related credit protection.

We also have indirect exposure as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase protection in order to enhance their pricing power which has the effect of reducing their cost of borrowing. If the rating agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security.

We have further exposure related to our public finance business where we are the lead manager or remarketing agent for transactions that are wrapped including ARS, tender option municipal bonds (TOBs), and variable rate demand notes (VRDNs). Recent concerns about monoline downgrades or insolvency have caused disruptions in each of these markets as investor concerns have impacted overall market liquidity and bond prices. We are the lead manager on municipal and, to a lesser extent, student loan ARS where a high percentage of the programs are wrapped by either monolines or other financial guarantors. We are the remarketing agent on TOBs and VRDN transactions and also provide commitments on approximately $14.7 billion of VRDNs, which increased approximately $1.2 billion in the third quarter, driven by the conversion by clients of ARS to VRDN structures, including those issued by municipalities and other organizations. These commitments obligate us to purchase the VRDNs in the event that they can not be remarketed or otherwise provide funding to the issuer, and are primarily held and reported in government and education related industry portfolios and managed under respective industry limits.

In addition, at September 30, 2008, we also held trading account assets of approximately $1.8 billion in ARS, $3.8 billion in VRDNs and $1.1 billion in TOBs acquired in connection with these activities. During the nine months ended September 30, 2008, we recorded losses of $715 million on the ARS, primarily related to student loan-backed securities, including our commitment to repurchase ARS from certain clients as part of a settlement agreement with regulatory agencies. We no longer serve in our role as lead manager for these securities. We did not record any losses on the VRDNs and only minimal losses on the TOBs during the nine months ended September 30, 2008 as we continue to have liquidity exposure to these markets and instruments. As market conditions continue to evolve, these conditions may impact our results. For additional information on our liquidity exposure to TOBs, see the Municipal Bond Trusts and Corporate SPEs discussion within the Off- and On-Balance Sheet Arrangements discussion beginning on page 110.

Table 34
Commercial Credit Exposure by Industry (1, 2)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2008	December 31 2007	September 30 2008	December 31 2007
Real estate (3)	$77,955	$81,260	$105,287	$111,742
Diversified financials	49,917	37,872	99,909	86,118
Government and public education	35,716	31,743	55,841	57,437
Capital goods	27,904	25,908	53,006	52,356
Retailing	32,372	32,401	52,332	54,037
Healthcare equipment and services	27,479	24,337	44,189	40,962
Consumer services	27,469	23,382	42,967	38,650
Materials	22,139	22,176	37,529	38,717
Individuals and trusts	24,071	22,323	34,067	32,425
Commercial services and supplies	21,698	21,175	31,773	31,858
Banks	25,636	21,261	30,699	35,323
Food, beverage and tobacco	14,899	13,919	28,624	25,701
Energy	12,226	12,772	23,557	23,510
Media	8,690	7,901	19,966	19,343
Utilities	7,549	6,438	18,998	19,281
Transportation	12,569	12,803	18,258	18,824
Insurance	9,377	7,162	16,924	16,014
Religious and social organizations	9,020	8,208	12,191	10,982
Technology hardware and equipment	3,889	4,615	10,871	10,239
Consumer durables and apparel	6,100	5,802	10,798	10,907
Software and services	4,268	4,739	10,130	10,128
Pharmaceuticals and biotechnology	3,326	4,349	9,336	8,563
Telecommunication services	3,851	3,475	8,214	8,235
Food and staples retailing	3,934	3,611	6,504	6,465
Automobiles and components	2,788	2,648	5,726	6,960
Household and personal products	1,168	889	2,935	2,776
Semiconductors and semiconductor equipment	1,036	1,140	1,782	1,734
Other	7,399	7,617	7,975	7,715
Total commercial credit exposure by industry	$484,445	$451,926	$800,388	$787,002
Net credit default protection purchased on total commitments (4)			$(8,914)	$(7,146)

(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value in accordance with SFAS 159 and are comprised of loans outstanding of $5.4 billion and $4.6 billion, and issued letters of credit at notional value of $1.3 billion and $1.1 billion at September 30, 2008 and December 31, 2007. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $16.0 billion and $19.8 billion at September 30, 2008 and December 31, 2007.

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

At September 30, 2008 and December 31, 2007, we had net notional credit default protection purchased in our credit derivatives portfolio to cover the funded and unfunded portion of certain credit exposures of $8.9 billion and $7.1 billion. The mark-to-market impacts, including the cost of the net credit default protection hedging our credit exposure, resulted in net gains of $151 million and $255 million for the three and nine months ended September 30, 2008 compared to net gains (losses) of $38 million and $(17) million in the same periods a year ago. The net gains for the three and nine months ended September 30, 2008 predominantly offset the losses recorded on loans and unfunded lending commitments measured at fair value. For further discussion see the Commercial Loans Measured at Fair Value section on page 144. The average VAR for our net credit default protection hedging our credit exposure was $20 million and $21 million for the three and nine months ended September 30, 2008 compared to $13 million and $18 million for the same periods a year ago. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VAR was $17 million for the three months ended September 30, 2008 and September 30, 2007. The average VAR for the nine months ended September 30, 2008 was $16 million. Refer to the Trading Risk Management discussion beginning on page 155 for a description of our VAR calculation for the market-based trading portfolio.

Tables 35 and 36 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2008 and December 31, 2007.

Table 35
Net Credit Default Protection by Maturity Profile (1)
	September 30 2008	December 31 2007
Less than or equal to one year	(4)%	2%
Greater than one year and less than or equal to five years	94	67
Greater than five years	10	31
Total net credit default protection	100%	100%

(1)

In order to mitigate the cost of purchasing ideal levels of credit protection, credit exposure can be added by selling credit protection. The distribution of maturities for net credit default protection purchased is shown as positive percentages and the distribution of maturities for net credit protection sold as negative percentages.

Table 36
Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	September 30, 2008		December 31, 2007
Ratings	Net Notional	Percent	Net Notional	Percent
AAA	$48	(0.5)%	$(13)	0.2%
AA	(51)	0.6	(92)	1.3
A	(3,269)	36.7	(2,408)	33.7
BBB	(4,186)	47.0	(3,328)	46.6
BB	(1,368)	15.3	(1,524)	21.3
B	(194)	2.2	(180)	2.5
CCC and below	(55)	0.6	(75)	1.0
NR (2)	161	(1.9)	474	(6.6)
Total net credit default protection	$(8,914)	100.0%	$(7,146)	100.0%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)

In addition to unrated names, “NR” includes $200 million and $550 million of net credit default swap index positions at September 30, 2008 and December 31, 2007. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing proprietary positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative positions in the over-the-counter market with large, international financial institutions, including broker/dealers and to a lesser degree with a variety of other investors. Because these transactions are executed in the over-the-counter market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty (where applicable), and/or allow us to take additional protective measures such as early termination of all trades. Further, we enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

The notional amounts presented in the following table represent the total contract/notional amount of credit derivatives outstanding and includes both purchased and written protection. The credit risk amounts are measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by cash collateral applied against derivative assets. The significant increase in credit spreads across nearly all major credit indices during the nine months ended September 30, 2008 drove the $3.4 billion increase in counterparty credit risk for purchased protection. The $579.0 billion decrease in the contract/notional value of credit derivatives was driven by our continued efforts to reduce aggregate positions to minimize market and operational risk.

Table 37

Credit Derivatives

	September 30, 2008		December 31, 2007
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk
Credit derivatives
Purchased protection:

Credit default swaps	$1,221,113	$9,545	$1,482,210	$6,806

Total return swaps	8,577	1,331	13,551	671

Other credit derivatives	465	-	8,431	16

Total purchased protection	1,230,155	10,876	1,504,192	7,493

Written protection:

Credit default swaps	1,225,477	-	1,517,305	-

Total return swaps	10,304	-	24,884	-

Other credit derivatives	1,450	-	-	-

Total written protection	1,237,231	-	1,542,189	-

Total credit derivatives	$2,467,386	$10,876	$3,046,381	$7,493

In light of recent market events, banking regulators have been working with the industry to organize a central clearinghouse for credit derivative trading. It is expected that an exchange of this kind would reduce the risk of counterparty default as it would regulate collateral and payments as well as guarantee trades in the event that a member fails. We are participating in these initiatives.

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

Table 38 sets forth total foreign exposure to borrowers or counterparties in emerging markets. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the United States. Total foreign exposure can be adjusted for externally guaranteed exposure and certain collateral types. Exposure which is assigned external guarantees is reported under the country of the guarantor. Exposure with tangible collateral is reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, exposure is assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting rules.

Table 38

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at September 30, 2008	Increase (Decrease) From December 31, 2007
Region/Country

Asia Pacific

China	$304	$410	$508	$14,723	$15,945	$1	$15,946	$(1,094)

South Korea	359	1,342	1,607	1,648	4,956	-	4,956	554

India	1,797	835	806	1,107	4,545	-	4,545	1,253

Singapore	417	81	381	296	1,175	-	1,175	(117)

Taiwan	318	34	110	143	605	378	983	(84)

Hong Kong	434	55	44	87	620	-	620	(175)

Other Asia Pacific (7)	166	137	35	350	688	-	688	1

Total Asia Pacific	3,795	2,894	3,491	18,354	28,534	379	28,913	338

Latin America

Brazil	874	220	20	3,713	4,827	208	5,035	1,348

Mexico	1,422	315	36	3,116	4,889	95	4,984	546

Chile	577	45	15	12	649	6	655	(64)

Other Latin America (7)	316	267	12	126	721	135	856	209

Total Latin America	3,189	847	83	6,967	11,086	444	11,530	2,039

Middle East and Africa

Bahrain	297	7	20	907	1,231	-	1,231	1,084

Other Middle East and Africa (7)	787	181	247	92	1,307	-	1,307	(487)

Total Middle East and Africa	1,084	188	267	999	2,538	-	2,538	597

Central and Eastern Europe (7)	58	190	103	88	439	-	439	15

Total emerging market exposure	$8,126	$4,119	$3,944	$26,408	$42,597	$823	$43,420	$2,989

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

(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $89 million and $57 million at September 30, 2008 and December 31, 2007. At September 30, 2008 and December 31, 2007, there were $334 million and $2 million of other marketable securities collateralizing derivative assets for which credit risk has not been reduced.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures as allowed by the FFIEC. Total amount of available local liabilities funding local country exposure at September 30, 2008 was $17.6 billion compared to $21.6 billion at December 31, 2007. Local liabilities at September 30, 2008 in Asia Pacific and Latin America were $17.1 billion and $508 million, of which $6.6 billion were in Hong Kong, $5.0 billion in Singapore, $2.1 billion in South Korea, $1.1 billion in India, $1.0 billion in China and $586 million in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, or Central and Eastern Europe had total foreign exposure of more than $500 million.

As presented in Table 38, foreign exposure to borrowers or counterparties in emerging markets increased $3.0 billion to $43.4 billion at September 30, 2008 compared to $40.4 billion at December 31, 2007. The increase was primarily due to higher cross-border exposures in Brazil, India, Bahrain, South Korea, and Mexico. Foreign exposure to borrowers or counterparties in emerging markets represented 31 percent and 29 percent of total foreign exposure at September 30, 2008 and December 31, 2007.

At September 30, 2008, 67 percent of the emerging markets exposure was in Asia Pacific, compared to 71 percent at December 31, 2007. Asia Pacific emerging markets exposure increased by $338 million, driven by increased cross-border exposures in India and South Korea, partially offset by the lower value of our investment in CCB. The CCB investment, classified in Table 38 as securities and other investments, accounted for $14.5 billion and $16.4 billion of exposure in China at September 30, 2008 and December 31, 2007. On July 21, 2008, under the terms of our purchase option we increased our ownership to approximately 11 percent by purchasing approximately $1.9 billion of the common shares of CCB. These shares are restricted through August 2011 and are carried at cost.

At September 30, 2008, 27 percent of the emerging markets exposure was in Latin America compared to 23 percent at December 31, 2007. Latin America emerging markets exposure increased by $2.0 billion, driven by the initial fair value adjustment associated with our investment in Banco Itaú and higher cross-border exposures in Brazil and Mexico. Our exposure in Brazil was primarily related to the carrying value of our investment in Banco Itaú, which accounted for $3.7 billion and $2.6 billion of exposure in Brazil at September 30, 2008 and December 31, 2007. Our investment in Banco Itaú is classified in Table 38 as securities and other investments. At September 30, 2008 and December 31, 2007, the equity investment in Banco Itaú represented seven percent of its outstanding voting and non-voting shares. Our 24.9 percent investment in Santander, which is classified as securities and other investments in the above table, accounted for $2.9 billion and $2.6 billion of exposure in Mexico at September 30, 2008 and December 31, 2007.

At September 30, 2008, six percent of the emerging markets exposure was in Middle East and Africa compared to five percent at December 31, 2007. Middle East and Africa emerging markets exposure increased by $597 million, driven by increased cross-border securities and other investments exposure in Bahrain.

Provision for Credit Losses

The provision for credit losses increased $4.4 billion to $6.5 billion and $13.2 billion to $18.3 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

The consumer portion of the provision for credit losses increased $3.9 billion to $5.3 billion and $11.2 billion to $15.1 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The higher provision expense was primarily driven by higher net charge-offs and reserve increases in our home equity and residential mortgage portfolios, reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant declines in home prices. Additionally, the slowing economy and portfolio deterioration resulted in reserve increases and higher net charge-offs in the unsecured lending and domestic credit card portfolios. For the nine months ended September 30, 2008, the absence of prior year reserve reductions also contributed to the increase in provision.

The commercial portion of the provision for credit losses increased $600 million to $1.2 billion and $2.1 billion to $3.3 billion for the three and nine months ended September 30, 2008 compared to the same periods in 2007. Increases for both periods were driven by higher net charge-offs within GCIB, primarily in the homebuilder loan portfolio, and from broad-based commercial domestic charge-offs in terms of both borrowers and industries, up from very low levels in 2007. Also, higher net charge-offs in our small business portfolios within GCSBB reflected deterioration from the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant home price declines. The nine-month comparison also reflects increases in the reserves for deterioration in both our small business portfolio within GCSBB and in the homebuilder loan portfolio in GCIB. Additionally, for the nine months ended September 30, 2008, the absence of 2007 reserve releases in All Other also contributed to the increase in provision.

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

The first component of the allowance for loan and lease losses covers those commercial loans excluding loans measured at fair value that are either nonperforming or impaired. An allowance is allocated when the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of that loan. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product type and risk rating of the loans.

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases excluding loans measured at fair value. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of September 30, 2008, quarterly updating of historical loss experience did not have a material impact on the allowance for loan and lease losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of September 30, 2008, quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses driven by higher losses primarily in the unsecured lending, consumer card, and residential mortgage portfolios, reflective of deterioration in the housing markets, the impact of the slowing economy and the addition of the Countrywide portfolio.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 40 was $14.4 billion at September 30, 2008, an increase of $7.6 billion from December 31, 2007. This increase was primarily driven by reserve increases related to higher losses in our home equity, unsecured lending, residential mortgage and consumer card portfolios, and the addition of the Countrywide portfolio. For further discussion, see Provision for Credit Losses beginning on page 151.

The allowance for commercial loan and lease losses was $6.0 billion at September 30, 2008, a $1.1 billion increase from December 31, 2007. The increase in allowance levels was driven by higher losses in the small business portfolio within GCSBB and reserve increases on the homebuilder loan portfolio within GCIB. For further discussion, see Provision for Credit Losses beginning on page 151.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.17 percent at September 30, 2008, compared to 1.33 percent at December 31, 2007. The increase in the ratio was primarily driven by reserve increases for higher losses in the home equity and residential mortgage portfolios, reflective of continued weakness in the housing markets and a slowing economy. The higher ratio was also due to reserve increases in the Card Services’ unsecured lending, domestic credit card, and small business portfolios. These reserve increases were a result of the slowing economy, particularly in geographic areas that have experienced the most significant housing declines, and portfolio seasoning.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments excluding commitments measured at fair value, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Unfunded lending commitments are subject to the same assessment as funded loans, except utilization assumptions are considered. The reserve for unfunded lending commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheet with changes to the reserve generally made through the provision for credit losses.

The reserve for unfunded lending commitments at September 30, 2008 was $427 million compared to $518 million at December 31, 2007. Our reserve for unfunded commitments decreased as our updated evaluation indicated lower loss content and a lower level of commitment exposures.

Table 39 presents a rollforward of the allowance for credit losses for the three and nine months ended September 30, 2008 and 2007.

Table 39
Allowance for Credit Losses
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Allowance for loan and lease losses, beginning of period	$17,130	$9,060	$11,588	$9,016
Adjustment due to the adoption of SFAS 159	-	-	-	(32)
Loans and leases charged off
Residential mortgage	(252)	(18)	(480)	(48)
Home equity	(991)	(54)	(2,447)	(105)
Discontinued real estate	-	n/a	-	n/a
Credit card – domestic	(1,159)	(799)	(3,165)	(2,588)
Credit card – foreign	(169)	(115)	(459)	(324)
Direct/Indirect consumer	(1,013)	(483)	(2,551)	(1,297)
Other consumer	(120)	(96)	(322)	(236)
Total consumer charge-offs	(3,704)	(1,565)	(9,424)	(4,598)
Commercial – domestic (1)	(669)	(281)	(1,718)	(755)
Commercial real estate	(264)	(29)	(508)	(36)
Commercial lease financing	(11)	(14)	(44)	(35)
Commercial – foreign	(50)	(8)	(66)	(21)
Total commercial charge-offs	(994)	(332)	(2,336)	(847)
Total loans and leases charged off	(4,698)	(1,897)	(11,760)	(5,445)
Recoveries of loans and leases previously charged off
Residential mortgage	10	5	21	18
Home equity	27	4	64	10
Discontinued real estate	3	n/a	3	n/a
Credit card – domestic	65	87	248	263
Credit card – foreign	21	19	70	54
Direct/Indirect consumer	168	130	491	380
Other consumer	14	18	47	54
Total consumer recoveries	308	263	944	779
Commercial – domestic (2)	25	31	86	93
Commercial real estate	2	1	3	6
Commercial lease financing	3	17	15	50
Commercial – foreign	4	12	22	22
Total commercial recoveries	34	61	126	171
Total recoveries of loans and leases previously charged off	342	324	1,070	950
Net charge-offs	(4,356)	(1,573)	(10,690)	(4,495)
Provision for loan and lease losses	6,530	2,014	18,381	5,050
Other (3)	1,042	34	1,067	(4)
Allowance for loan and lease losses, September 30	20,346	9,535	20,346	9,535
Reserve for unfunded lending commitments, beginning of period	507	376	518	397
Adjustment due to the adoption of SFAS 159	-	-	-	(28)
Provision for unfunded lending commitments	(80)	16	(91)	25
Other	-	-	-	(2)
Reserve for unfunded lending commitments, September 30	427	392	427	392
Allowance for credit losses, September 30	$20,773	$9,927	$20,773	$9,927
Loans and leases outstanding at September 30 (4)	$937,293	$789,012	$937,293	$789,012
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)	2.17%	1.21%	2.17%	1.21%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30	2.40	1.07	2.40	1.07
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (4)	1.76	1.48	1.76	1.48
Average loans and leases outstanding at September 30 (4)	$942,346	$776,606	$895,853	$743,542
Annualized net charge-offs as a percentage of average loans and leases outstanding at September 30 (4)	1.84%	0.80%	1.59%	0.80%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4)	173	300	173	300
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	1.17	1.53	1.42	1.59

(1)

Includes small business commercial – domestic charge-offs of $536 million and $252 million for the three months ended September 30, 2008 and 2007 and $1.4 billion and $636 million for the nine months ended September 30, 2008 and 2007.

(2)

Includes small business commercial – domestic recoveries of $9 million and $13 million for the three months ended September 30, 2008 and 2007 and $30 million and $38 million for the nine months ended September 30, 2008 and 2007.

(3)	Includes the $1.3 billion addition of the Countrywide allowance for loan losses.
(4)

Outstanding loan and lease balances and ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the periods ended September 30, 2008 and 2007. Loans measured at fair value were $5.4 billion and $4.5 billion at September 30, 2008 and 2007.

n/a	= not applicable

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 40 presents our allocation by product type.

Table 40
Allocation of the Allowance for Credit Losses by Product Type
	September 30, 2008		December 31, 2007
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$1,376	6.8%	$207	1.8%

Home equity	4,744	23.3	963	8.3

Discontinued real estate	82	0.4	n/a	n/a

Credit card – domestic	3,624	17.8	2,919	25.2

Credit card – foreign	633	3.1	441	3.8

Direct/Indirect consumer	3,742	18.4	2,077	17.9

Other consumer	184	0.9	151	1.3
Total consumer	14,385	70.7	6,758	58.3

Commercial – domestic (1)	4,072	20.0	3,194	27.6

Commercial real estate	1,376	6.8	1,083	9.3

Commercial lease financing	210	1.0	218	1.9

Commercial – foreign	303	1.5	335	2.9
Total commercial (2)	5,961	29.3	4,830	41.7
Allowance for loan and lease losses	20,346	100.0%	11,588	100.0%
Reserve for unfunded lending commitments	427		518
Allowance for credit losses	$20,773		$12,106
(1)	Includes allowance for small business commercial – domestic loans of $2.2 billion and $1.4 billion at September 30, 2008 and December 31, 2007.
(2)	Includes allowance for loan and lease losses for impaired commercial loans of $561 million and $123 million at September 30, 2008 and December 31, 2007.

n/a = not applicable

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 61 through 68 of the MD&A of the Corporation’s 2007 Annual Report on Form 10-K.

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2008 as compared with the three months ended June 30, 2008 and March 31, 2008. During the three months ended September 30, 2008, positive trading-related revenue was recorded for 67 percent of the trading days, 23 percent of the trading days had losses greater than $10 million, and the largest loss was $139 million. This can be compared to the three months ended June 30, 2008, where positive trading-related revenue was recorded for 81 percent of the trading days, 11 percent of the trading days had losses greater than $10 million, and the largest loss was $100 million. For the three months ended March 31, 2008, positive trading-related revenue was recorded for 57 percent of the trading days, 33 percent of the trading days had losses greater than $10 million, and the largest loss was $98 million.

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

During the second half of 2007, CDO-related markets experienced significant illiquidity impacting the availability and reliability of transparent pricing resulting in the valuation of CDOs becoming more complex and time consuming. Accordingly, it was not possible to mark these positions to market on a daily basis. As a result, during the three months ended December 31, 2007, we recorded valuation adjustments in trading account profits (losses) of approximately $4.0 billion on certain discrete dates relating to our super senior CDO exposure. During the nine months ended September 30, 2008, we continued to take writedowns on our CDO exposure, but revalued these positions on a more regular basis, and therefore no CDO-related losses were excluded from the following table for the nine months ended September 30, 2008. For more information on our CDO exposure and related losses, see the CDO discussion beginning on page 94.

The following graph shows daily trading-related revenue and VAR, excluding the discrete writedowns on our super senior CDO exposure taken in the fourth quarter of 2007 as discussed above, for the twelve months ended September 30, 2008. Excluding these writedowns, actual losses exceeded daily trading VAR six times in the twelve months ended September 30, 2008 and losses exceeded daily trading VAR ten times in the twelve months ended September 30, 2007. The majority of the losses that exceeded daily trading VAR for the twelve months ended September 30, 2008, occurred during the market disruption which took place during the second half of 2007, with the exception of one trading day during the second quarter of 2008 which resulted from rating agency actions on assets held by conduits to which we provide credit support, and one trading day during the third quarter of 2008 which primarily resulted from CDO losses. During the first half of 2008, we saw a decrease in total trading VAR due to a reduction in our exposure. During the third quarter of 2008, we continued to reduce our exposure, but increased market volatility as well as widening credit spreads caused total trading VAR to increase from the second quarter of 2008.

Table 41 presents average, high and low daily trading VAR for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, as well as average daily trading VAR for the nine months ended September 30, 2008 and 2007.

Table 41
Trading Activities Market Risk VAR
	Three Months Ended September 30, 2008			Three Months Ended June 30, 2008			Three Months Ended September 30, 2007			Nine Months Ended September 30
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	2008 Average	2007 Average
Foreign exchange	$7.6	$10.4	$5.6	$7.9	$11.2	$6.2	$6.9	$11.5	$4.6	$7.4	$7.2
Interest rate	22.2	42.9	15.1	39.2	68.3	23.4	13.2	26.2	9.1	26.9	13.9
Credit	76.2	92.2	54.1	67.5	106.6	57.0	48.4	69.9	37.9	70.6	37.3
Real estate/mortgage	17.4	31.5	12.8	23.9	36.4	16.1	17.6	23.5	9.9	20.4	12.7
Equities	22.5	31.6	15.5	24.4	40.0	18.4	31.1	44.8	19.9	24.6	24.0
Commodities	8.5	17.7	4.3	11.1	15.0	7.7	7.8	9.2	6.6	9.7	6.8
Portfolio diversification	(59.8)	-	-	(86.5)	-	-	(68.3)	-	-	(68.8)	(53.4)

Total market-based trading portfolio (2)	$94.6	$122.6	$77.1	$87.5	$113.0	$70.1	$56.7	$75.5	$44.1	$90.8	$48.5

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	The table above does not include credit protection purchased to manage our counterparty credit risk.

The increase in average VAR for the three months ended September 30, 2008, as compared to the three months ended June 30, 2008, was primarily due to widening credit spreads during the third quarter of 2008, which increased VAR for our credit products and negatively impacted the portfolio diversification. The increases in average VAR during the three and nine months ended September 30, 2008 as compared to the same periods in 2007 were due to the increased market volatility that started during the second half of 2007 and continued through the third quarter of 2008. As discussed above, we updated our VAR model during the first quarter of 2008 and as the increased market volatility was incorporated into the historical price data, the level of VAR increased substantially. In periods of market stress, the GRC members communicate daily to discuss losses and VAR limit excesses. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macro economic hedges are executed to reduce the exposure.

Counterparty credit risk is an adjustment to the mark-to-market value of derivative exposures reflecting the impact of the credit quality of counterparties on derivative assets and the impact of our credit quality on derivative liabilities. Since counterparty credit exposure is not included in the VAR component of the regulatory capital allocation, we do not include it in trading VAR, and it is therefore not included in the daily trading-related revenue illustrated in our histogram and used for backtesting. As of September 30, 2008 and June 30, 2008, the VAR for counterparty credit risk, together with associated hedges that are marked to market, was $87 million and $67 million.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the three months ended September 30, 2008, the largest daily losses among the historical scenarios ranged from $21 million to $763 million. This can be compared with losses from $28 million to $459 million for the historical scenarios during the three months ended June 30, 2008. The increase in historical stress values are attributed to the introduction of a new scenario related to the credit market disruptions over the past 12 months. Hypothetical scenarios simulate the anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. In addition to the value afforded by the results themselves this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied.

During the three months ended September 30, 2008, the largest losses among the hypothetical scenarios ranged from $47 million to $319 million. This is down from $360 million to $620 million for the hypothetical scenarios for the three months ended June 30, 2008. The results of these stress tests point to a decrease in risk taken during the three months ended September 30, 2008.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward rates used in our respective baseline forecasts at September 30, 2008 and December 31, 2007 were as follows:

Table 42
Forward Rates
	September 30, 2008			December 31, 2007
	Federal Funds	Three-Month LIBOR	10-Year Swap	Federal Funds	Three-Month LIBOR	10-Year Swap
Spot rates	2.00%	4.05%	4.49%	4.25%	4.70%	4.67%
12-month forward rates	2.32	3.12	4.67	3.13	3.36	4.79

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next twelve months from September 30, 2008 and December 31, 2007, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 73.

Table 43
Estimated Core Net Interest Income – Managed Basis at Risk
(Dollars in millions) Curve Change	Short Rate	Long Rate	September 30 2008	December 31 2007
+100 Parallel shift	+100	+100	$(775)	$(952)
-100 Parallel shift	-100	-100	558	865
Flatteners
Short end	+100	-	(927)	(1,127)
Long end	-	-100	(403)	(386)
Steepeners
Short end	-100	-	970	1,255
Long end	-	+100	156	181

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

Our core net interest income – managed basis was liability sensitive at both September 30, 2008 and December 31, 2007. Beyond what is already implied in the forward market curve, the interest rate risk position has become less exposed to rising rates since December 31, 2007. Over a 12-month horizon, we would benefit from falling rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

The spread between the three-month LIBOR rate and the Federal Funds target rate has significantly widened since December 31, 2007. While the overall balance sheet remains liability sensitive, we are typically asset sensitive to Federal Funds and Prime rates, and liability sensitive to LIBOR. As the Federal Funds and LIBOR dislocation widens, the benefit to net interest income from lower rates is limited. This spread widening has adversely impacted our ability to access the credit card asset-backed securitization market at favorable terms. For additional information see the Card Services discussion on page 82.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. At September 30, 2008, AFS debt securities were $257.4 billion compared to $213.3 billion at December 31, 2007. This increase was partially attributable to the acquisition of Countrywide, which added $16.3 billion of AFS debt securities at September 30, 2008. There was also a reclassification of $12.6 billion of AFS debt securities to trading account assets in connection with the Countrywide acquisition as we realigned our AFS portfolio to exclude certain securities that are used as economic hedges of MSRs. In addition, we repositioned our ALM portfolio due to market liquidity and funding conditions as we increased the level of mortgage-backed securities relative to loans. During the three months ended September 30, 2008 and 2007, we purchased AFS debt securities of $26.9 billion and $1.3 billion, sold $20.2 billion and $4.9 billion, and had maturities and received paydowns of $6.1 billion and $4.5 billion. We realized gains of $10 million and $7 million on sales of debt securities during the three months ended September 30, 2008 and 2007. In addition, we securitized $2.3 billion of residential mortgage loans into mortgage-backed securities which we retained during the three months ended September 30, 2008. We also converted $5.7 billion of automobile loans into ABS during the three months ended September 30, 2008 and retained $4.9 billion of those securities.

During the nine months ended September 30, 2008 and 2007, we purchased AFS debt securities of $109.2 billion and $7.2 billion, sold $68.9 billion and $10.9 billion, and had maturities and received paydowns of $18.8 billion and $15.2 billion. We realized gains of $362 million and $71 million on sales of debt securities during the nine months ended September 30, 2008 and 2007. In addition, we securitized $23.4 billion of residential mortgage loans into mortgage-backed securities which we retained during the nine months ended September 30, 2008.

The amount of accumulated OCI loss related to AFS debt securities increased by pre-tax losses of $2.6 billion and $7.7 billion during the three and nine months ended September 30, 2008, driven by changes in value of certain mortgage-backed securities. For those securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $518 million in after-tax losses at September 30, 2008, including $6.7 billion of net unrealized losses related to AFS debt securities and $6.2 billion of net unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $257.4 billion at September 30, 2008 with a weighted average duration of 4.6 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations (including market value fluctuations associated with our CCB and Banco Itaú investments), the collection of cash flows including prepayment and maturity activity, and the passage of time. A portion of the Corporation’s strategic investment in CCB and all of its investment in Banco Itaú is carried at fair value and their carrying values were $14.4 billion and $3.7 billion at September 30, 2008. Unrealized gains on these investments of $6.1 billion and $681 million, net-of-tax, are subject to currency and price fluctuations, and are recorded in accumulated OCI. On July 21, 2008, under the terms of our purchase option, we increased our ownership to approximately 11 percent by purchasing approximately $1.9 billion of the common shares of CCB. These recently purchased shares are restricted through August 2011 and are carried at cost.

We recognized $1.2 billion and $2.3 billion of other-than-temporary impairment losses on AFS debt securities during the three and nine months ended September 30, 2008. These losses were primarily comprised of $789 million and $1.9 billion of CDO-related writedowns and $272 million and $365 million of writedowns related to certain investments in SIVs and senior debt issued by financial services companies. We also recognized $375 million and $388 million of other-than-temporary impairment losses on AFS marketable equity securities during the three and nine months ended September 30, 2008. These losses included writedowns on Fannie Mae and Freddie Mac preferred securities and a number of other equity securities. No such losses were recognized during the three and nine months ended September 30, 2007.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Corporation’s intent and ability to hold the security to recovery. Based on the Corporation’s evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at September 30, 2008 are other-than-temporarily impaired.

Residential Mortgage Portfolio

At September 30, 2008 residential mortgages were $257.0 billion compared to $274.9 billion at December 31, 2007. This decrease was attributable to the repositioning of our ALM portfolio, driven by market liquidity, as we increased the level of mortgage-backed securities relative to loans, partially offset by the acquisition of Countrywide which added $26.8 billion of residential mortgages at September 30, 2008. During the three months ended September 30, 2008, we purchased $110 million of residential mortgages related to ALM activities compared to purchases of $531 million during the same period in 2007. We also added $3.4 billion and $15.1 billion of originated residential mortgages and we sold $1.3 billion and $10.1 billion of residential mortgages during the three months ended September 30, 2008 and 2007, which included

$1.2 billion and $0 of originated residential mortgages, resulting in gains of $29 million and $41 million. We received paydowns of $5.1 billion and $6.5 billion during the three months ended September 30, 2008 and 2007. Additionally, we securitized $2.3 billion of residential mortgage loans into mortgage-backed securities which we retained during the three months ended September 30, 2008.

During the nine months ended September 30, 2008, we purchased $393 million of residential mortgages related to ALM activities compared to purchases of $22.5 billion during the same period in 2007. We also added $24.9 billion and $55.5 billion of originated residential mortgages and we sold $24.5 billion and $28.4 billion of residential mortgages during the nine months ended September 30, 2008 and 2007, which included $21.1 billion and $18.1 billion of originated residential mortgages, resulting in gains of $430 million and $217 million. We received paydowns of $21.8 billion and $21.9 billion during the nine months ended September 30, 2008 and 2007. Additionally, we securitized $23.4 billion of residential mortgage loans into mortgage-backed securities which we retained during the nine months ended September 30, 2008.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as certain equity investments in foreign subsidiaries. Table 44 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at September 30, 2008 and December 31, 2007.

Changes to the composition of our derivatives portfolio during the nine months ended September 30, 2008 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions decreased from $140.1 billion at December 31, 2007 to $5.0 billion at September 30, 2008. Changes in the levels of the option positions was driven by maturities of $115.0 billion in purchased caps along with the termination of $20.0 billion in sold floors. Our interest rate swap positions (including foreign exchange contracts) changed to a net receive fixed position of $49.2 billion on September 30, 2008 compared to a net receive fixed position of $101.9 billion on December 31, 2007. Changes in the notional levels of our interest rate swap position were driven by the net termination and maturity of $58.8 billion in U.S. dollar-denominated receive fixed swaps, the termination of $11.3 billion in pay fixed swaps, and the net termination of $5.2 billion in foreign denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps increased to $55.9 billion at September 30, 2008 compared to $54.5 billion at December 31, 2007.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts decreased $1.1 billion from a gain of $6.1 billion at December 31, 2007 to a gain of $4.9 billion at September 30, 2008. The decrease was primarily attributable to losses from changes in the value of foreign exchange basis swaps of $2.2 billion. The decrease in the value of foreign exchange basis swaps was mostly attributable to the strengthening of the U.S. dollar against most foreign currencies during the nine months ended September 30, 2008. These losses were partially offset by gains from the termination of pay fixed interest rate swaps of $429 million and the termination of option products of $160 million, as well as changes in the value of foreign exchange contracts of $320 million and U.S. dollar-denominated receive-fixed interest rate swaps of $131 million.

Table 44
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
September 30, 2008
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$1,123								6.98
Notional amount		$23,147	$79	$8	$252	$-	$1,008	$21,800
Weighted average fixed rate		5.38%	5.91%	9.53%	4.79%	-%	4.83%	5.40%
Pay fixed interest rate swaps (1)	-								-
Notional amount		$-	$-	$-	$-	$-	$-	$-
Weighted average fixed rate		-%	-%	-%	-%	-%	-%	-%
Foreign exchange basis swaps (2, 3, 4)	3,978
Notional amount		$55,851	$1,001	$4,588	$6,456	$4,134	$8,588	$31,084
Option products (5)	5
Notional amount		5,019	-	5,000	19	-	-	-
Foreign exchange contracts (2, 4, 6)	(179)
Notional amount (7)		25,947	(35)	2,337	4,214	1,236	1,363	16,832
Futures and forward rate contracts	-
Notional amount (7)		(103)	(103)	-	-	-	-	-
Net ALM contracts	$4,927

December 31, 2007
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$992								3.70
Notional amount		$81,965	$4,869	$48,908	$3,252	$1,630	$2,508	$20,798
Weighted average fixed rate		4.34%	4.03%	3.91%	4.35%	4.50%	4.88%	5.34%
Pay fixed interest rate swaps (1)	(429)								5.37
Notional amount		$11,340	$-	$-	$-	$-	$1,000	$10,340
Weighted average fixed rate		5.04%	-%	-%	-%	-%	5.45%	5.00%
Foreign exchange basis swaps (2, 3, 4)	6,164
Notional amount		$54,531	$2,537	$4,463	$5,839	$4,294	$8,695	$28,703
Option products (5)	(155)
Notional amount		140,114	130,000	10,000	76	-	-	38
Foreign exchange contracts (2, 4, 6)	(499)
Notional amount (7)		31,054	1,438	2,047	4,171	1,235	3,150	19,013
Futures and forward rate contracts	(3)
Notional amount (7)		752	752	-	-	-	-	-
Net ALM contracts	$6,070

(1)

At September 30, 2008 there were no forward starting pay or receive fixed swap positions. At December 31, 2007, the receive fixed interest rate swap notional that represented forward starting swaps and will not be effective until their respective contractual start dates was $45.0 billion. There were no forward starting pay fixed swap positions at December 31, 2007.

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

(5)

Option products of $5.0 billion at September 30, 2008 were comprised completely of purchased caps. Option products of $140.1 billion at December 31, 2007 were comprised of $120.1 billion in purchased caps and $20.0 billion in sold floors.

(6)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $26.1 billion in foreign-denominated and cross-currency receive fixed swaps and $148 million in foreign currency forward rate contracts at September 30, 2008, and $31.3 billion in foreign-denominated and cross-currency receive fixed swaps and $211 million in foreign currency forward rate contracts at December 31, 2007.

(7)	Reflects the net of long and short positions.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corporation also utilizes equity-indexed derivatives accounted for as SFAS 133 cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of equity investments. The net losses on both open and terminated interest rate derivative instruments recorded in accumulated OCI net-of-tax was $3.9 billion at September 30, 2008. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to interest rates beyond what is implied in forward yield curves at September 30, 2008, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.5 billion, or 24 percent within the next year, 68 percent within five years, and 90 percent within 10 years, with the remaining 10 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $3.8 billion, net-of-tax, at both September 30, 2008 and December 31, 2007. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and may also lead to an increase in servicing fee income, depending on the level of new loans added to the servicing portfolio and prepayments. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize certain derivatives, such as interest rate options, interest rate swaps, forward settlement contracts, euro dollar futures, mortgage-backed securities and U.S. Treasury securities. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At September 30, 2008 and December 31, 2007, the gross notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $91.5 billion and $18.6 billion. On January 1, 2008, we adopted SAB 109 which generally has resulted in higher fair values being recorded upon initial recognition of derivative IRLCs. For more information on the adoption of SAB 109, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, euro dollar futures, mortgage-backed securities and U.S. Treasury securities as economic hedges of MSRs. The notional amount of the derivative contracts and other securities designated as economic hedges of MSRs at September 30, 2008 and December 31, 2007 was $768.5 billion and $69.0 billion. For the three and nine months ended September 30, 2008, we recorded gains in mortgage banking income of $832 million and $539 million related to the change in fair value of these derivative contracts as compared to gains (losses) of $260 million and $(109) million for the same periods in the prior year. For additional information on MSRs see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements for more information on mortgage banking income see the GCSBB discussion on page 79.

Compliance and Operational Risk Management

Compliance risk is the risk posed by the failure to manage regulatory, legal and ethical issues that could result in monetary damages, losses or harm to the bank’s reputation or image. The Seven Elements of a Compliance Program® provides the framework for the compliance programs that are consistently applied across the enterprise to manage compliance risk.

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems or external events. Operational risk also encompasses the failure to implement strategic objectives and initiatives in a successful, timely, and cost-effective manner. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business.

We approach compliance and operational risk management from two perspectives: corporate-wide and line of business-specific. The Compliance and Operational Risk Committee provides oversight of significant corporate-wide compliance and operational risk issues. Within Global Risk Management, Global Compliance and Operational Risk Management develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing compliance and operational risks across the Corporation. Through training and communication efforts, compliance and operational risk awareness is driven across the Corporation.

We also mitigate compliance and operational risk through a broad-based approach to process management and process improvement. We have a dedicated Quality and Productivity team to manage and certify the process management and improvement efforts. For selected risks, we use specialized support groups, such as Enterprise Information Management and Supply Chain Management, to develop corporate-wide risk management practices, such as an information security program and a supplier program to ensure that suppliers adopt appropriate policies and procedures when performing work on behalf of the Corporation. These specialized groups also assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses. These groups also work with line of business executives and risk executives to develop and guide appropriate strategies, policies, practices, controls and monitoring tools for each line of business.

The lines of business are responsible for all the risks within the business line, including compliance and operational risks. Compliance and Operational Risk executives, working in conjunction with senior line of business executives, have developed key tools to help identify, measure, mitigate and monitor compliance and operational risk in each business line. Examples of these include processes to ensure compliance with laws and regulations, personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Line of business management uses a self-assessment process, which helps to identify and evaluate the status of risk and control issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions, to evaluate key compliance and operational risks, as well as credit and market risks impacting each line of business, and assess the controls in place to mitigate the risks. In addition to information gathered from the self-assessment process, key compliance and operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level.

ASF Framework

In December 2007, the American Securitization Forum (ASF) issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Adjustable Rate Mortgage Loans (the ASF Framework). The ASF Framework was developed to address large numbers of subprime loans that are at risk of default when the loans reset from their initial fixed interest rates to variable rates. The objective of the framework is to provide uniform guidelines for evaluating large numbers of loans for refinancing in an efficient manner while complying with the relevant tax regulations and off-balance sheet accounting standards for loan securitizations. The ASF Framework targets loans that were originated between January 1, 2005 and July 31, 2007 and have an initial fixed interest rate period of 36 months or less, which are scheduled for their first interest rate reset between January 1, 2008 and July 31, 2010.

The ASF Framework categorizes the targeted loans into three segments. Segment 1 includes loans where the borrower is likely to be able to refinance into any available mortgage product. Segment 2 includes loans where the borrower is current but is unlikely to be able to refinance into any readily available mortgage industry product. Segment 3 includes loans where the borrower is not current. If certain criteria are met, ASF Framework loans in Segment 2 are eligible for fast-track modification under which the interest rate will be kept at the existing initial rate, generally for five years following the interest rate reset date. Upon evaluation, if targeted loans do not meet specific criteria to be eligible for one of the three segments, they are categorized as other loans, as shown in the table below. These criteria include the occupancy status of the borrower, structure and other terms of the loan. In January 2008, the SEC’s Office of the Chief Accountant issued a letter addressing the accounting issues relating to the ASF Framework. The letter concluded that the SEC would not object to continuing off-balance sheet accounting treatment for Segment 2 loans modified pursuant to the ASF Framework.

For those current loans that are accounted for off-balance sheet that are modified, but not as part of the ASF Framework above, the servicer must perform on an individual basis, an analysis of the borrower and the loan to demonstrate it is probable that the borrower will not meet the repayment obligation in the near term. Such analysis shall provide sufficient evidence to demonstrate that the loan is in imminent or reasonably foreseeable default. The SEC’s Office of the Chief Accountant issued a letter in July 2007 stating that it would not object to continuing off-balance sheet accounting treatment for these loans.

Prior to the acquisition of Countrywide on July 1, 2008, Countrywide began making fast-track loan modifications under Segment 2 of the ASF Framework in June 2008 and the off-balance sheet accounting treatment of QSPEs that hold those loans was not affected. In addition, other workout activities relating to subprime ARMs include modifications (e.g., interest rate reductions and capitalization of interest) and repayment plans were also made. These initiatives have continued subsequent to the acquisition in an effort to work with all of our customers that are eligible and affected by loans that meet the requisite criteria. These foreclosure prevention efforts will reduce foreclosures and the related losses providing a solution for customers and protecting investors.

As of September 30, 2008, the principal balance of beneficial interests issued by the QSPEs that hold subprime ARMs totaled $58.9 billion and the fair value of beneficial interests related to those QSPEs held by the Corporation totaled $124 million. The following table presents a summary of loans in QSPEs that hold subprime ARMs as of September 30, 2008 as well as workout and payoff activity for the subprime loans by ASF categorization for the three months ended September 30, 2008. Prior to the acquisition of Countrywide on July 1, 2008, we did not originate or service significant subprime residential mortgage loans, nor did we hold a significant amount of beneficial interest in QSPEs of subprime residential mortgage loans.

Table 45
QSPE Loans Subject to ASF Framework Evaluation
	September 30, 2008		Activity During the Three Months Ended September 30, 2008
(Dollars in millions)	Balance	Percent	Payoffs	Fast-track Modifications	Other Workout Activities	Foreclosures
Segment 1	$4,029	6.9%	$480	$-	$353	$-
Segment 2	9,051	15.4	151	1,386	783	93
Segment 3	8,971	15.2	37	-	975	787
Total subprime ARMs	22,051	37.5	668	1,386	2,111	880
Other loans	33,058	56.1	n/a	n/a	n/a	n/a
Foreclosed properties	3,748	6.4	n/a	n/a	n/a	n/a
Total	$58,857	100.0%	$668	$1,386	$2,111	$880

n/a = not applicable

In October 2008, in connection with the Housing and Economic Recovery Act of 2008, we announced the creation of a home retention program that was developed in conjunction with several state attorneys general that will systematically modify troubled mortgages with up to $8.4 billion in interest rate and principal reductions for approximately 400,000 Countrywide Financial Corporation (Countrywide) customers. This program is eligible to those borrowers who financed their primary residence with subprime or pay option adjustable rate mortgages serviced by Countrywide and originated prior to December 31, 2007. We hold approximately 12 percent of the eligible loans for investment while the remaining 88 percent are loans that we service but do not own. The program is a proactive loan modification process to provide relief to eligible borrowers who are seriously delinquent or are likely to become seriously delinquent as a result of loan features, such as rate resets or payment recasts. Modification options, among others, include FHA refinancing under the Housing and Economic Recovery Act of 2008; interest rate reductions, which may be granted automatically; and principal reductions on certain pay option adjustable rate mortgages. Under this program, eligible borrowers will not be charged loan modification fees and prepayment penalties will be waived for qualifying subprime and pay option adjustable rate mortgages Countrywide or its affiliates own. In addition, borrowers in participating states will have access to several programs to provide further financial relief. These foreclosure prevention efforts will reduce foreclosures and the related losses providing a solution for customers and protecting investors. This program is in line with the Corporation’s original expectations upon acquisition and is not expected to impact the Corporation’s purchase accounting adjustments.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. The balance of our MSRs has increased substantially with the acquisition of Countrywide on July 1, 2008. As such, we have added a discussion on MSRs below. We have also provided the Fair Value of Financial Instruments portion of our Complex Accounting Estimates due to the current market disruptions and illiquidity in the marketplace. Other complex accounting estimates are summarized in Complex Accounting Estimates on pages 68 through 71 of the MD&A of the Corporation’s 2007 Annual Report on Form 10-K.

Mortgage Servicing Rights

MSRs are nonfinancial assets that are created when the underlying mortgage loan is sold and we retain the right to service the loan. We account for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. Commercial-related and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market) with impairment recognized as a reduction to mortgage banking income. At September 30, 2008, our total MSR balance was $21.1 billion.

We determine the fair value of our consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates key economic assumptions including estimates of prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread (OAS) levels. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. These assumptions are subjective in nature and changes in these assumptions could materially impact our net income. For example, decreasing the prepayment rate assumption by 10 percent while keeping all other assumptions unchanged could have resulted in an estimated increase of $757 million in mortgage banking income at September 30, 2008. In order to validate our assumptions we periodically benchmark estimates used to independent appraisals.

We manage potential changes in the fair value of MSRs through a comprehensive risk management program. The intent is to mitigate the effects of changes in MSRs fair value through the use of risk management instruments. To reduce the sensitivity of earnings to interest rate and market value fluctuations, certain derivatives such as options, securities and interest rate swaps may be used as economic hedges of the MSRs, but are not designated as hedges under SFAS 133. These derivatives are marked to market and recognized through mortgage banking income. The impact provided above does not reflect any hedge strategies that may be undertaken to mitigate such risk.

For additional information on MSRs, including the sensitivity of weighted average lives and the fair value of MSRs to changes in modeled assumptions, see Note 17 - Mortgage Servicing Rights to the Consolidated Financial Statements.

Fair Value of Financial Instruments

We determine the fair market values of financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. We carry certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, and long-term deposits at fair value in accordance with SFAS 159. We also carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs, and certain other assets at fair value. For more information, see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements.

The values of assets and liabilities recorded at fair value include adjustments for market liquidity, credit quality and other deal specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of these assets and liabilities, various processes and controls have been adopted, which include: a model validation policy that requires a review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs, which can and do include both market observable and internally modeled values and/or value inputs. Our reliance on the receipt of this information is tempered by the knowledge of how the broker and/or pricing service develops its data, with a higher reliance being applied to those that are more directly observable and lesser reliance being applied on those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business.

Trading account assets and liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of trading account assets or liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At September 30, 2008, $7.7 billion, or four percent, of trading account assets were classified as level 3 fair value assets. No trading account liabilities were classified as level 3 liabilities at September 30, 2008.

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The Corporation does incorporate, consistent with the requirements of SFAS 157, within its fair value measurements of over-the-counter derivatives the net credit differential between the counterparty credit risk and our own credit risk. The value of the credit differential is determined by reference to existing direct market reference costs of credit, or where direct references are not available, a proxy is applied consistent with direct references for other counterparties that are similar in credit risk. An estimate of severity of loss is also used within the determination of fair value, primarily based on historical experience, adjusted for any more recent name specific expectations.

At September 30, 2008, the level 3 fair values of derivative assets and liabilities determined by these quantitative models were $9.1 billion and $7.4 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variable. Further, they represent two percent and one percent of derivative assets and liabilities, before the impact of legally enforceable master netting agreements. For the nine months ended September 30, 2008, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Trading account profits (losses), which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits (losses) are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential daily loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At September 30, 2008, the amount of our VAR was $107 million based on a 99 percent confidence level. For more information on VAR, see Trading Risk Management beginning on page 155.

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

CDO-Squared – A type of CDO where the underlying collateralizing securities include tranches of other CDOs.

Client Brokerage Assets – Include client assets which are held in brokerage accounts. This includes non-discretionary brokerage and fee-based assets which generate brokerage income and asset management fee revenue.

Committed Credit Exposure – Includes any funded portion of a facility plus the unfunded portion of a facility on which the Corporation is legally bound to advance funds during a specified period under prescribed conditions.

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

Home Equity Rapid Amortization Event – Certain events defined by the Corporation’s home equity securitizations documents, including when aggregate draws on monoline insurer’s policies (which protect the bondholders in the securitization) exceed a specified threshold. The existence of a rapid amortization event affects the flow of funds and may cause acceleration of payments to the holders of the notes.

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

Option-Adjusted Spread (OAS) – The spread that is added to the discount rate so that the sum of the discounted cash flows equals the market price, thus, it is a measure of the extra yield over the reference discount factor (i.e., the forward swap curve) that a company is expected to earn by holding the asset.

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

Subprime Loans – Although a standard definition for Subprime loans (including subprime mortgage loans) does not exist, the Corporation defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors, such as low FICO scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios and inferior payment history.

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

Accounting Pronouncements
SFAS 52	Foreign Currency Translation

SFAS 109	Accounting for Income Taxes

SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended

SFAS 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125

SFAS 142	Goodwill and Other Intangible Assets

SFAS 157	Fair Value Measurements

SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

FIN 46R	Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51

FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

SAB 109	Written Loan Commitments Recorded at Fair Value Through Earnings

FSP 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction

SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer
Acronyms

ABS	Asset-backed securities

AFS	Available-for-sale

AICPA	American Institute of Certified Public Accountants

ALCO	Asset and Liability Committee

ALM	Asset and liability management

ARS	Auction rate securities

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities

CRC	Credit Risk Committee

EPS	Earnings per common share

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit and Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council

FIN	Financial Accounting Standards Board Interpretation

FRB	Board of Governors of the Federal Reserve System

FSP	Financial Accounting Standards Board Staff Position

FTE	Fully taxable-equivalent

GAAP	Generally accepted accounting principles in the United States

GRC	Global Markets Risk Committee

IPO	Initial public offering

LHFS	Loans held-for-sale

LIBOR	London InterBank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

SBLCs	Standby letters of credit

SEC	Securities and Exchange Commission

SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards

SOP	American Institute of Certified Public Accountants Statement of Position

SPE	Special purpose entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management beginning on page 155 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Corporation’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the Exchange Act) securities laws is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer.

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Exchange Act, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies to the Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s 2007 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1A. “Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K, other than the addition of the following risk factors:

There can be no assurance that recently enacted legislation authorizing the U.S. government to take direct actions within the financial services industry will help stabilize the U.S. financial system.

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the EESA). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, invest in financial institutions and purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury has announced its Capital Purchase Program, under which it has begun to purchase up to $250 billion of preferred stock in eligible institutions, including Bank of America, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In addition, other recent regulatory measures designed to strengthen financial market stability include actions enabling the FDIC to temporarily guarantee the newly-issued senior debt of FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, and the Federal Reserve’s Commercial Paper Funding Facility, providing a backstop for the commercial paper market of high quality issuers. There can be no assurance, however, as to the actual impact that the EESA and these related actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and these related actions to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our securities.

Difficult market conditions have adversely affected our industry.

Given the significance of our business in the U.S., we are particularly exposed to downturns in the U.S. economy. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

—

We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

—

Market developments may affect consumer confidence levels and may cause declines in credit card usage and adverse changes in payment patterns, causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for credit losses.

—

Our ability to assess the creditworthiness of our customers or to estimate the values of our assets may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans or impact the value of assets, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

—

Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

—	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

—

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Any reduction in the credit ratings of our securities could increase the cost of our funding from the capital markets or impair our ability to engage in securitization funding transactions.

Although our long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt have been downgraded during 2008 by all of the major rating agencies. These rating agencies regularly evaluate us and our securities, and their ratings of our long-term debt and other securities, including asset securitizations, are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital or our ability to engage in securitization funding transactions at all.

We may fail to realize all of the anticipated benefits of a merger with Merrill Lynch.

Completion of the Merrill Lynch merger is subject to certain customary conditions, including, among others, approval of the stockholders of both Bank of America and Merrill Lynch and receipt of regulatory approvals. If the Merrill Lynch merger is completed, its success will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Bank of America and Merrill Lynch. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses of Bank of America and Merrill Lynch. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Bank of America and Merrill Lynch have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Merrill Lynch and Bank of America during such pre-merger transition period and for an undetermined period after consummation of the merger.

Many of the difficult market conditions that we face have adversely impacted Merrill Lynch as well.

Merrill Lynch and its business are subject to many of the same difficulties resulting from the market turmoil and tightening of credit as we are. Merrill Lynch has exposure to the mortgage market through securities, derivatives, loans and loan commitments, including CDOs and subprime mortgages or related securities, with respect to which Merrill Lynch has entered into credit derivatives with various counterparties, including financial guarantors. Like us, Merrill Lynch also faces counterparty risk. Valuation of these exposures will continue to be impacted by external market factors, including default rates, rating agency actions, and the prices at which observable market transactions occur and the continued availability of these transactions. Merrill Lynch’s ability to mitigate its risk by selling or hedging its exposures is also limited by the market environment, and its future results may continue to be materially impacted by the valuation adjustments applied to these positions. Many of the risks discussed above relating to the financial institutions industry, the difficult market conditions that exist in our industry, the volatility of the capital and credit markets and our credit risks apply to Merrill Lynch as well. Certain of these risks may have a differing impact, which in certain cases may be, or may have been, more adverse with respect to Merrill Lynch than with respect to us. In addition, Merrill Lynch may face risks in addition to those that we face.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

The table below presents share repurchase activity for the three and nine months ended September 30, 2008 and 2007, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs. For additional information on shareholders’ equity and earnings per common share, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements. Under the Troubled Asset Relief Program Capital Purchase Program repurchases of the Corporation’s outstanding preferred and common stock are subject to certain restrictions. For more information on these restrictions, see Note 19 – Subsequent Events to the Consolidated Financial Statements.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
July 1 - 31, 2008	-	-	$3,750	75,000
August 1 - 31, 2008	-	-	3,750	75,000
September 1 - 30, 2008	-	-	3,750	75,000
Three months ended September 30, 2008	-	-
Nine months ended September 30, 2008	-	-

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (3)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
July 1 - 31, 2007	1,100	$47.88	$15,628	200,538
August 1 - 31, 2007	3,600	49.27	13,849	196,938
September 1 - 30, 2007	4,880	49.98	13,605	192,058
Three months ended September 30, 2007	9,580	49.47
Nine months ended September 30, 2007	71,030	51.61

(1)	There were no share repurchases during the nine months ended September 30, 2008.

(2)

On July 23, 2008, the Board of Directors (the Board) authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and for 12 to 18 months. On January 24, 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion. This stock repurchase program expired on July 24, 2008. On April 26, 2006, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 12 to 18 months. This stock repurchase plan was completed during the third quarter of 2007.

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

Item 6. Exhibits

Exhibit 2(a)	Agreement and Plan of Merger dated as of September 15, 2008 by and between Merrill Lynch & Co., Inc. and Bank of America Corporation, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed September 18, 2008

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

Exhibit 4(a)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series N, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 11	Earnings Per Share Computation - included in Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: November 6, 2008	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

2(a)	Agreement and Plan of Merger dated as of September 15, 2008 by and between Merrill Lynch & Co., Inc. and Bank of America Corporation, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed September 18, 2008

3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof

3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 24, 2007

4(a)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series N, of the Registrant, included in Exhibit 3(a) hereof

11	Earnings Per Share Computation - included in Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002