Form 10-K
period 2008-12-31
BANK OF AMERICA CORP /DE/
filed 2009-02-27
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:

1-6523

Exact name of registrant as specified in its charter:

Bank of America Corporation

State or other jurisdiction of incorporation or organization:

Delaware

IRS Employer Identification No.:

56-0906609

Address of principal executive offices:

Bank of America Corporate Center

100 N. Tryon Street

Charlotte, North Carolina 28255

Registrant’s telephone number, including area code:

(704) 386-5681

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of
6.204% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th Interest in a Share of 8.20% Non-Cumulative Preferred Stock, Series H	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 7.25% Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 1	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 2	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 6.375% Non-Cumulative Preferred Stock, Series 3	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 4	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 5	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.70% Non-cumulative Perpetual Preferred Stock, Series 6	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.25% Non-cumulative Perpetual Preferred Stock, Series 7	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 8.625% Non-Cumulative Preferred Stock, Series 8	New York Stock Exchange
6.75% Trust Preferred Securities of Countrywide Capital IV (and the guarantees related thereto)	New York Stock Exchange
7.00% Capital Securities of Countrywide Capital V (and the guarantees related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust I (and the guarantee related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust II (and the guarantee related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust III (and the guarantee related thereto)	New York Stock Exchange
5 7/8% Capital Securities of BAC Capital Trust IV (and the guarantee related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust V (and the guarantee related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
6 ¼% Capital Securities of BAC Capital Trust X (and the guarantee related thereto)	New York Stock Exchange
6 7/8% Capital Securities of BAC Capital Trust XII (and the guarantee related thereto)	New York Stock Exchange
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIII (and the guarantee related thereto)	New York Stock Exchange
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIV (and the guarantee related thereto)	New York Stock Exchange

Title of each class	Name of each exchange on which registered
Minimum Return Index EAGLESSM, due June 1, 2010, Linked to the Nasdaq-100 Index®	NYSE Alternext US
Minimum Return Index EAGLES®, due June 28, 2010, Linked to the S&P 500® Index	NYSE Alternext US
Minimum Return – Return Linked Notes, due June 24, 2010, Linked to the Nikkei 225 Index	NYSE Alternext US
Minimum Return Basket EAGLESSM, due August 2, 2010, Linked to a Basket of Energy Stocks	NYSE Alternext US
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the Russell 2000® Index	NYSE Alternext US
Minimum Return Index EAGLES®, due September 25, 2009, Linked to the Dow Jones Industrial AverageSM	NYSE Alternext US
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the Nasdaq-100 Index®	NYSE Alternext US
1.50% Index CYCLESTM, due November 26, 2010, Linked to the S&P 500® Index	NYSE Alternext US
1.00% Index CYCLESTM, due December 28, 2010, Linked to the S&P MidCap 400 Index	NYSE Alternext US
Return Linked Notes due June 28, 2010, Linked to the Nikkei 225 Index	NYSE Alternext US
1.00% Index CYCLESTM, due January 28, 2011, Linked to a Basket of Health Care Stocks	NYSE Alternext US
Minimum Return Index EAGLES®, due January 28, 2011, Linked to the Russell 2000® Index	NYSE Alternext US
1.25% Index CYCLESTM, due February 24, 2010, Linked to the S&P 500® Index	NYSE Alternext US
Minimum Return Index EAGLES®, due March 27, 2009, Linked to the Nasdaq-100 Index®	NYSE Alternext US
1.75% Basket CYCLESTM, due April 30, 2009, Linked to a Basket of Three Indices	NYSE Alternext US
1.00% Basket CYCLESTM, due May 27, 2010, Linked to a “70/30” Basket of Four Indices and an Exchange Traded Fund	NYSE Alternext US
Minimum Return Index EAGLES®, due June 25, 2010, Linked to the Dow Jones Industrial AverageSM	NYSE Alternext US
1.50% Basket CYCLESTM, due July 29, 2011, Linked to an “80/20” Basket of Four Indices and an Exchange Traded Fund	NYSE Alternext US
Minimum Return Index EAGLES®, due August 28, 2009, Linked to the AMEX Biotechnology IndexSM	NYSE Alternext US
1.25% Index CYCLESTM, due August 25, 2010, Linked to the Dow Jones Industrial AverageSM	NYSE Alternext US
1.25% Basket CYCLESTM, due September 27, 2011, Linked to a Basket of Four Indices	NYSE Alternext US
Minimum Return Basket EAGLESSM, due September 29, 2010, Linked to a Basket of Energy Stocks	NYSE Alternext US
Minimum Return Index EAGLES®, due October 29, 2010, Linked to the S&P 500® Index	NYSE Alternext US
Minimum Return Index EAGLES®, due November 23, 2010, Linked to the Nasdaq-100 Index®	NYSE Alternext US
Minimum Return Index EAGLES®, due November 24, 2010, Linked to the CBOE China Index	NYSE Alternext US
1.25% Basket CYCLESTM, due December 27, 2010, Linked to a “70/30” Basket of Four Indices and an Exchange Traded Fund	NYSE Alternext US
1.50% Index CYCLESTM, due December 28, 2011, Linked to a Basket of Health Care Stocks	NYSE Alternext US
6 1/2% Subordinated InterNotesSM, due 2032	New York Stock Exchange
5 1/2% Subordinated InterNotesSM, due 2033	New York Stock Exchange
5 7/8% Subordinated InterNotesSM, due 2033	New York Stock Exchange
6% Subordinated InterNotesSM, due 2034	New York Stock Exchange
Minimum Return Index EAGLES, due March 25, 2011, Linked to the Dow Jones Industrial Average	NYSE Alternext US
1.625% Index CYCLES, due March 23, 2010, Linked to the Nikkei 225 Index	NYSE Alternext US
1.75% Index CYCLES, due April 28, 2011, Linked to the S&P 500 Index	NYSE Alternext US
Return Linked Notes, due August 26, 2010, Linked to a Basket of Three Indices	NYSE Alternext US
Return Linked Notes, due June 27, 2011, Linked to an “80/20” Basket of Four Indices and an Exchange Traded Fund	NYSE Alternext US
Minimum Return Index EAGLES, due July 29, 2010, Linked to the S&P 500 Index	NYSE Alternext US
Return Linked Notes, due January 28, 2011, Linked to a Basket of Two Indices	NYSE Alternext US
Minimum Return Index EAGLES, due August 26, 2010, Linked to the Dow Jones Industrial Average	NYSE Alternext US
Return Linked Notes, due August 25, 2011, Linked to the Dow Jones EURO STOXX 50 Index	NYSE Alternext US
Minimum Return Index EAGLES, due October 3, 2011, Linked to the S&P 500 Index	NYSE Alternext US
Minimum Return Index EAGLES, due October 28, 2011, Linked to the AMEX Biotechnology Index	NYSE Alternext US
Return Linked Notes, due October 27, 2011, Linked to a Basket of Three Indices	NYSE Alternext US
Return Linked Notes, due November 22, 2010, Linked to a Basket of Two Indices	NYSE Alternext US
Minimum Return Index EAGLES, due November 23, 2011, Linked to a Basket of Five Indices	NYSE Alternext US
Minimum Return Index EAGLES, due December 27, 2011, Linked to the Dow Jones Industrial average	NYSE Alternext US
0.25% Senior Notes Optionally Exchangeable Into a Basket of Three Common Stocks, due February 2012	NYSE Alternext US
Return Linked Notes, due December 29, 2011 Linked to a Basket of Three Indices	NYSE Alternext US
Bear Market Strategic Accelerated Redemption Securities®, Linked to the iShares® Dow Jones U.S. Real Estate Index Fund, due August 3, 2010	NYSE Arca, Inc.
Accelerated Return NotesSM, Linked to the S&P 500® Index, due April 5, 2010	NYSE Arca, Inc.
Strategic Accelerated Redemption Securities®, Linked to the S&P 500® Index, due February 1, 2011	NYSE Arca, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  ✓

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $151,887,915,138 (based on the June 30, 2008 closing price of Common Stock of $23.87 per share as reported on the New York Stock Exchange). As of February 25, 2009, there were 6,401,387,626 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the 2009 Proxy Statement	PART III

Part I
Bank of America Corporation and Subsidiaries

Item 1.  Business

General

Bank of America Corporation (Bank of America or the Corporation) is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. Our principal executive offices are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Through our banking subsidiaries (Banks) and various nonbanking subsidiaries throughout the United States and in selected international markets, we provide a diversified range of banking and nonbanking financial services and products through three business segments: Global Consumer and Small Business Banking, Global Corporate and Investment Banking and Global Wealth and Investment Management. With the acquisition of Merrill Lynch & Co., Inc. (Merrill Lynch) on January 1, 2009, we have one of the largest wealth management businesses in the world with more than 18,000 financial advisors and more than $1.8 trillion in client assets, and we are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world. In addition, through our ownership of Merrill Lynch, we have an approximately 50 percent economic ownership in BlackRock, Inc., a publicly traded investment management company. With the acquisition of Merrill Lynch, we currently operate in all 50 states, the District of Columbia and more than 40 foreign countries. As of December 31, 2008, the Bank of America retail banking footprint covers more than 82 percent of the U.S. population and 44 percent of the country’s wealthy households, and in the United States, we serve approximately 59 million consumer and small business relationships with more than 6,100 banking centers, approximately 18,700 ATMs, nationwide call centers, and leading online and mobile banking platforms. We have banking centers in 13 of the 15 fastest growing states and have leadership positions in 10 of those states. We offer industry-leading support to more than 4 million small business owners.

Additional information relating to our businesses and our subsidiaries is included in the information set forth in pages 26 through 43 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 22 – Business Segment Information to the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplemental Data (Consolidated Financial Statements).

Bank of America’s website is www.bankofamerica.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at http://investor.bankofamerica.com under the heading SEC Filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, we make available on http://investor.bankofamerica.com under the heading Corporate Governance: (i) our Code of Ethics (including our insider trading policy); (ii) our Corporate Governance Guidelines; and (iii) the charters of each of Bank of America’s Board committees, and we also intend to disclose any amendments to our Code of Ethics, or waivers of our Code of Ethics on behalf of our Chief

Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Shareholder Relations Department, 101 South Tryon Street, NC1-002-29-01, Charlotte, North Carolina 28255.

Competition

Bank of America and our subsidiaries operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies and e-commerce and other Internet-based companies. We compete with some of these competitors globally and with others on a regional or product basis. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs. In connection with the purchase by the U.S. Department of the Treasury (U.S. Treasury) of an additional series of our preferred stock in January 2009, we agreed to certain compensation limitations, and the recently enacted American Recovery and Reinvestment Act of 2009 (ARRA) includes certain additional restrictions, applicable to our senior executive officers and certain other senior managers, which may impact our ability to attract or retain employees.

More specifically, our consumer banking business competes with banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. Our commercial lending business competes with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of our nonbanking subsidiaries and the Banks. In the investment banking, wealth management, investment advisory and brokerage businesses, our nonbanking subsidiaries compete with U.S. and international commercial banking and investment banking firms, investment advisory firms, brokerage firms, investment companies, mutual funds, hedge funds, private equity funds, other organizations offering similar services and other investment alternatives available to investors, some of which are larger than our subsidiaries. Our mortgage banking units compete with banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking and mortgage related services. Our card business competes in the U.S. and internationally with banks, as well as monoline and retail card product companies. In the trust business, the Banks compete with other banks, thrifts, insurance agents, financial counselors and other fiduciaries for personal trust business and with other banks, investment counselors and insurance companies for institutional funds.

We also compete actively for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as banks, thrifts and credit unions, as well as money market mutual funds. Investment banks and

Bank of America 2008	1

other entities that became bank holding companies and financial holding companies as a result of the financial crisis also may become competitors for deposits. In addition, we compete for funding in the domestic and international short-term and long-term debt securities capital markets.

Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. This trend accelerated over the course of 2008 as the credit crisis caused numerous mergers and asset acquisitions among industry participants. This trend toward consolidation has significantly increased the capital base and geographic reach of some of our competitors. This trend has also hastened the globalization of the securities and other financial services market. These developments could result in our remaining competitors gaining greater capital and other resources or having stronger local presences and longer operating histories outside the U.S.

Our ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation – General” below for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2008, there were approximately 243,000 full-time equivalent employees with Bank of America and our subsidiaries. Of these employees, 158,700 were employed within Global Consumer and Small Business Banking, 28,300 were employed within Global Corporate and Investment Banking and 15,500 were employed within Global Wealth and Investment Management. The remainder were employed elsewhere within our company including various staff and support functions. With the acquisition of Merrill Lynch on January 1, 2009, we added approximately 59,000 employees, of which 29,000 were employed within the Merrill Lynch Global Wealth Management business and 10,000 were employed within the Merrill Lynch Global Trading and Investment Banking business. The remainder were employed elsewhere within Merrill Lynch including various staff and support functions.

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

On January 1, 2009, the Corporation completed the acquisition of Merrill Lynch through its merger with a subsidiary of the Corporation. On July 1, 2008, the Corporation completed the acquisition of Countrywide Financial Corporation through its merger with a subsidiary of the Corporation. Additional information on our acquisitions and mergers is included under Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements which is incorporated herein by reference.

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

General

As a registered bank holding company and financial holding company, Bank of America is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB). The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (Comptroller or OCC), the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board, other federal and state regulatory agencies, and with respect to Bank of America’s operations in the United Kingdom, the Financial Services Authority (FSA). Bank of America also controls a federal thrift that is subject to the examination and supervision of the Office of Thrift Supervision. In addition to banking laws, regulations and regulatory agencies, Bank of America and our subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of Bank of America and our ability to make distributions to stockholders.

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

Bank holding companies (including bank holding companies that also are financial holding companies) also are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking and Branching Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching.

Changes in Regulations

Proposals to change the laws and regulations governing the banking and financial services industries are frequently introduced in Congress, in the

2	Bank of America 2008

state legislatures and before the various bank regulatory agencies. For example, the U.S. Treasury, the FDIC and the FRB have developed programs and facilities, including, among others, the U.S Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program, designed to support the banking and financial services industries, as further described in “Regulatory Initiatives” in the MD&A. In addition, Congress and the U.S. government have continued to evaluate and develop legislation, programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the ARRA, which increases government spending and provides tax cuts designed to stimulate the economy, the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation, the likelihood and timing of any other future proposals or legislation, and the impact they might have on Bank of America and our subsidiaries cannot be determined at this time.

Capital and Operational Requirements

The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity, trust securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents our qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2008 were 9.15 percent and 13.00 percent. At December 31, 2008, we had no subordinated debt that qualified as Tier 3 capital.

The leverage ratio is determined by dividing Tier 1 capital by adjusted quarterly average total assets, after certain adjustments. Well-capitalized bank holding companies must have a minimum Tier 1 leverage ratio of three percent and are not subject to an FRB directive to maintain higher capital levels. Our leverage ratio at December 31, 2008 was 6.44 percent, which exceeded our leverage ratio requirement.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2008.

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

As a result of our issuance of preferred stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program, dividend payments on, and repurchases of our outstanding preferred and common stock are subject to certain restrictions. For more information on these restrictions, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

In addition, the ability of Bank of America and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of Bank of America, our stockholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Bank of America 2008	3

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

Additional Information

See also the following additional information which is incorporated herein by reference: Net Interest Income (under the captions “Financial Highlights – Net Interest Income” and “Supplemental Financial Data” in the MD&A and Tables I, II and XIII of the Statistical Tables); Securities (under the caption “Balance Sheet Analysis – Debt Securities” and “Interest Rate Risk Management for Nontrading Activities – Securities” in the MD&A and Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities to the Consolidated Financial Statements); Outstanding Loans and Leases (under the caption “Balance Sheet Analysis – Loans and Leases, Net of Allowance for Loan and Lease Losses” and “Credit Risk Management” in the MD&A, Table III of the Statistical Tables, and Note 1 – Summary of Significant Accounting Principles and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements); Deposits (under the caption “Balance Sheet Analysis – Deposits” and “Liquidity Risk and Capital Management – Liquidity Risk” in the MD&A and Note 11 – Deposits to the Consolidated Financial Statements); Short-Term Borrowings (under the caption “Balance Sheet Analysis – Commercial Paper and Other Short-term Borrowings” and “Liquidity Risk and Capital Management – Liquidity Risk” in the MD&A, Table IX of the Statistical Tables and Note 12 – Short-term Borrowings and Long-term Debt to the Consolidated Financial Statements); Trading Account Assets and Liabilities (under the caption “Balance Sheet Analysis – Federal Funds Sold and Securities Purchased Under Agreements to Resell and Trading Account Assets”, “Balance Sheet Analysis – Federal Funds Purchased and Securities Sold Under Agreements to Repurchase and Trading Account Liabilities” and “Market Risk Management – Trading Risk Management” in the MD&A and Note 3 – Trading Account Assets and Liabilities to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk and Capital Management” in the MD&A); Compliance and Operational Risk Management (under the caption “Compliance and Operational Risk Management” in the MD&A); and Performance by Geographic Area (under Note 24 – Performance by Geographical Area to the Consolidated Financial Statements).

Item 1A.  Risk Factors

In the course of conducting our business operations, Bank of America and our subsidiaries are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect Bank of America and our subsidiaries.

Business and economic conditions. Our businesses and earnings are affected by general business and economic conditions in the United States and abroad. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the U.S. economy. For example, in a poor economic environment there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, home prices, employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy and the local economies in which we operate.

Economic conditions in the United States and abroad deteriorated significantly during the second half of 2008, and the United States, Europe and Japan currently are in a recession. Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, reflecting concern about the stability of the financial markets generally and the strength of counterparties. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, a significant reduction in consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition, results of operations, liquidity and access to capital and credit. We do not expect that the difficult conditions in the United States and international financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Instability of the U.S. financial system. Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including, among others, the TARP Capital Purchase Program and other efforts, designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector, as more particularly described in “Regulatory Initiatives” in the MD&A. In addition, the recently enacted ARRA is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can

4	Bank of America 2008

be no assurance as to the impact that the ARRA, the Financial Stability Plan or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current or financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock and other equity and debt securities.

International risk. We do business throughout the world, including in developing regions of the world commonly known as emerging markets, and our acquisition of Merrill Lynch on January 1, 2009, has significantly increased our exposure to a number of risks, including economic, market, reputational, litigation and regulatory risks, in non-U.S. markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified, because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Soundness of other financial institutions. Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, funding, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold, and may not be able to obtain, the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to us.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of default may find it more difficult to enforce the contract. In addition, as new and more complex derivative products have been created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts may arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs.

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

Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation restating prior period financial statements.

For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see “Recent Accounting Developments” and “Complex Accounting Estimates” in the MD&A and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Competition. We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated over the course of 2008 as the credit crisis has led to numerous mergers and asset acquisitions among industry participants and in certain cases reorganization, restructuring, or even bankruptcy. This trend also has hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as continued consolidation in the financial services industry in connection with current market conditions may produce larger and better-capitalized companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and Internet-based financial solutions. Increased competition may affect our results by creating pressure to

Bank of America 2008	5

lower prices on our products and services and reducing market share.

Our continued ability to compete effectively in our businesses, including management of our existing businesses as well as expansion into new businesses and geographic areas, depends on our ability to retain and motivate our existing employees and attract new employees. We face significant competition for qualified employees both within the financial services industry, including foreign-based institutions and institutions not subject to compensation restrictions imposed under the TARP Capital Purchase Program, the ARRA or any other U.S. government initiatives, and from businesses outside the financial services industry. This is particularly the case in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region. Over the past year, we have significantly reduced compensation levels. In January 2009, in connection with the U.S. Treasury’s purchase of an additional series of our preferred stock, we agreed to certain compensation limitations, and the ARRA also includes certain additional compensation restrictions, applicable to our senior executive officers and certain other senior managers. A substantial portion of our annual bonus compensation paid to our senior employees has in recent years been paid in the form of equity-based awards. The value of these awards has been impacted by the significant decline in the market price of our common stock. We also have reduced the number of employees across nearly all of our businesses during the latter portion of 2008 and into 2009. In addition, the recent consolidation in the financial services industry has intensified the challenges of cultural integration between differing types of financial services institutions. The combination of these events could have a significant adverse impact on our ability to retain and hire the most qualified employees.

Credit and concentration risk. When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets and assets held-for-sale. As one of the nation’s largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. Negative economic conditions are likely to adversely affect our home equity line of credit, credit card and other loan portfolios, including causing increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for credit losses.

We estimate and establish reserves for credit risks and potential credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates.

We have experienced concentration of risk with respect to our consumer real estate and credit card portfolios, each of which represents a large percentage of our overall credit portfolio. The current financial crisis and economic slowdown has adversely affected these portfolios and exposed this concentration of risk. Continued deterioration in real estate values and household incomes could result in materially higher credit losses.

In the ordinary course of our business, we also may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and insurers. This has resulted in significant credit concentration with respect to this industry.

For a further discussion of credit risk and our credit risk management policies and procedures, see “Credit Risk Management” in the MD&A.

Liquidity risk. Liquidity is essential to our businesses. Under normal business conditions, primary sources of funding for the parent company include dividends received from banking and nonbanking subsidiaries and proceeds from the issuance of securities in the capital markets. The primary sources of funding for our banking subsidiaries include customer deposits and wholesale market-based funding. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption, negative views about the financial services industry generally, or an operational problem that affects third parties or us. Our ability to raise funding in the debt or equity capital markets has been and could continue to be adversely affected by conditions in the United States and international markets and economy. Global capital and credit markets have been experiencing volatility and disruption since the second half of 2007, and in the second half of 2008, volatility reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for issuers without regard to those issuers’ underlying financial strength. As a result of disruptions in the capital and credit markets, we have utilized several of the U.S. government liquidity programs, which are temporary in nature, to enhance our liquidity position. Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

Our credit ratings and the credit ratings of our securitization trusts are important to our liquidity. The ratings of our long-term debt have been downgraded during 2008 by all of the major rating agencies. These rating agencies regularly evaluate us and our securities, and their ratings of our long-term and short-term debt and other securities, including asset securitizations, are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or limit our access to the capital markets or our ability to engage in securitization funding transactions at all. While the impact on the incremental cost of funds and potential lost funding of an incremental downgrade of our long-term debt by one level might be negligible, a downgrade of the Corporation’s short-term credit rating could negatively impact our commercial paper program by materially affecting our incremental cost of funds and potential lost funding. A reduction in our credit ratings also could have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical. In connection with

6	Bank of America 2008

certain trading agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

For a further discussion of our liquidity position and other liquidity matters and the policies and procedures we use to manage our liquidity risks, see “Liquidity Risk and Capital Management” in the MD&A.

Market risk. We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest margin – the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding – which could in turn affect our net interest income and earnings. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rates, credit spreads and price deterioration or changes in value due to changes in market perception or actual credit quality of either the issuer or its country of origin. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as the market conditions experienced during 2008, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly in securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.

Merrill Lynch and its businesses are subject to many of the same difficulties resulting from the market turmoil and tightening of credit as we are. As a result of the acquisition, we have increased our trading-related activities and exposure as well as our exposure to the mortgage market through securities, derivatives, loans and loan commitments, including CDOs and subprime mortgages or related securities, with respect to which Merrill Lynch has entered into credit derivatives with various counterparties, including financial guarantors. Like us, Merrill Lynch also faces counterparty risk. Valuation of these exposures will continue to be impacted by external market factors, including default rates, rating agency actions, and the prices at which observable market transactions occur and the continued availability of these transactions. Merrill Lynch’s ability to mitigate its risk by selling or hedging its exposures is also limited by the market environment, and its future results may continue to be materially impacted by the valuation adjustments applied to these positions.

For a further discussion of market risk and our market risk management policies and procedures, see “Market Risk Management” in the MD&A.

Declining asset values. We have a large portfolio of assets held for sale at any time in connection with our “originate to distribute” strategy. We also have large proprietary trading and investment positions in a number of our businesses. These positions are accounted for at fair value, and the declines in the values of assets had a direct and large negative impact on our earnings in 2008, as well as the earnings of Merrill Lynch. We may incur additional losses as a result of increased market volatility or decreased market liquidity, which may adversely impact the valuation of our trading and investment positions. If an asset is marked to market, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. These exposures may continue to be impacted by declining values of the underlying assets. In addition, the prices at which observable market transactions occur and the continued availability of these transactions, and the financial strength of counterparties, such as financial guarantors, with whom we have economically hedged some of our exposure to these assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading activity for these assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets which requires us to maintain additional capital and increases our funding costs.

Asset values also directly impact revenues from our asset management business. We receive asset-based management fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values have reduced the value of our clients’ portfolios or fund assets, which in turn has reduced the fees we earn for managing such assets.

Merger risks. There are significant risks and uncertainties associated with mergers. We have made several significant acquisitions in the last several years, and there is a risk that integration difficulties or a significant decline in asset valuations or cash flows may cause us not to realize expected benefits from the transactions and may affect our results, including adversely impacting the carrying value of the acquisition premium or goodwill. The success of the Merrill Lynch merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Bank of America and Merrill Lynch. To realize these anticipated benefits and cost savings, we must successfully combine our businesses and the businesses of Merrill Lynch. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected. For example, we may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger. Our businesses currently are experiencing unprecedented challenges as a result of the current economic environment and ongoing financial crisis. Upon consummation of the merger, we acquired additional exposure to the mortgage market through the securities, derivatives, loans and loan commitments, including CDOs and subprime mortgages or related securities held by Merrill Lynch, which could expose us to additional losses as a result of further declines in the value of these assets.

In addition, it is possible that the integration process, including changes or perceived changes in our compensation practices, could result in the loss of key employees, the disruption of our and Merrill Lynch’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to

Bank of America 2008	7

achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period after consummation of the merger. We will be subject to similar risks and difficulties in connection with future acquisitions, as well as decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

Regulatory considerations and restrictions on dividends. Bank of America, the Banks and many of our nonbank subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Bank of America and its nonbanking subsidiaries are also heavily regulated by securities regulators, domestically and internationally. This regulation is designed to protect investors in securities we sell or underwrite. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of nonbanks to offer competing financial services and products.

As a result of the ongoing financial crisis and challenging market conditions, we expect to face increased regulation and regulatory and political scrutiny of the financial services industry, including as a result of our participation in the TARP Capital Purchase Program and the ARRA and the U.S. Treasury’s Financial Stability Plan. As part of the Financial Stability Plan’s new Capital Assistance Program, we will be subject to a forward-looking stress test to determine if we have a sufficient capital buffer to withstand the impact of certain economic scenarios, including under economic conditions more severe than we currently anticipate. The increased regulation will allow regulators to determine whether we might require additional capital or a change in the composition of our capital.

Compliance with such regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. We also will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The increased costs associated with anticipated regulatory and political scrutiny could adversely impact our results of operations.

In October 2008 and January 2009, we issued preferred stock and warrants to purchase our common stock to the U.S. Treasury under the TARP Capital Purchase Program and targeted investment program. Pursuant to the terms of these issuances, for so long as any of such preferred stock remains outstanding, we are prohibited from increasing the current dividend rate on our common stock (currently $0.01 per share) and from repurchasing our trust preferred securities or equity securities, including our common stock (except for repurchases of common stock in connection with benefit plans consistent with past practice), without the U.S. Treasury’s consent until January 2012 or until the U.S. Treasury has transferred all of the preferred stock to third parties. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

Litigation risks. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high and are increasing. Substantial legal liability or significant regulatory action against Bank of America and our subsidiaries could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. In addition, we face increased litigation risk as a result of the Merrill Lynch acquisition and recent decreases in the market price of our securities. Any such litigation could lead to more volatility of our stock price.

For a further discussion of litigation risks, see “Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Risks related to our commodities business. We are exposed to environmental, reputational, regulatory, market and credit risk as a result of our commodities related activities. Through our commodities business, we enter into exchange-traded contracts, financially settled over-the-counter derivatives, contracts for physical delivery and contracts providing for the transportation, transmission and/or storage rights on or in vessels, barges, pipelines, transmission lines or storage facilities. Contracts relating to physical ownership, delivery and/or related activities can expose us to numerous risks, including performance, environmental and reputational risks. For example, we may incur civil or criminal liability under certain environmental laws and our business and reputation may be adversely affected. In addition, regulatory authorities have recently intensified scrutiny of certain energy markets, which has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies engaged in the activities in which we are engaged.

Governmental fiscal and monetary policy. Our businesses and earnings are affected by domestic and international fiscal and monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities and mortgage servicing rights and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. Changes in domestic and international fiscal and monetary policy are beyond our control and hard to predict.

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

For further discussion of operating risks, see “Compliance and Operational Risk Management” in the MD&A.

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

8	Bank of America 2008

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

Reputational risks. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to Bank of America and our subsidiaries and our business prospects. These issues include, but are not limited to, appropriately addressing potential conflicts of interest; legal and regulatory requirements; ethical issues; money-laundering; privacy; properly maintaining customer and associate personal information; record keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. We also are facing enhanced public and regulatory scrutiny resulting from, among other things, the U.S. Treasury’s purchase of our preferred stock, which ranges from questions regarding our volume of lending, our acquisition of Merrill Lynch and our compensation of senior executives. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could among other things increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

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

Geopolitical risks. Geopolitical conditions can affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts could affect business and economic conditions in the United States and abroad.

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

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC’s staff 180 days or more before the end of Bank of America’s 2008 fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2.  Properties

As of December 31, 2008, Bank of America’s principal offices and primarily all of our business segments were located in or used the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by one of our subsidiaries. We occupy approximately 587,000 square feet and lease approximately 598,000 square feet to third parties at market rates, which represents substantially all of the space in this facility.

We also occupy approximately 680,000 square feet of space at 100 Federal Street in Boston, Massachusetts, which is the headquarters for one of our primary business segments, Global Wealth and Investment Management. The 37-story building is owned by one of our subsidiaries which also leases, at market rates, approximately 469,000 square feet to third parties, which, along with the space we occupy, represents substantially all of the space in this facility.

We also occupy approximately 1,678,000 square feet of space at Bank of America Tower at One Bryant Park in New York, New York, which is the headquarters for one of our primary business segments, Global Corporate and Investment Banking. The 51-story building is 49% owned by one of our subsidiaries, which also leases or has available for lease at market rates approximately 480,000 square feet to third parties, which, along with the space we occupy, represents substantially all of the space in this facility.

With the acquisition of Merrill Lynch, on January 1, 2009, we added the following facilities, which support the Merrill Lynch Global Wealth Management and Global Markets and Investment Banking businesses:

Significant Facilities in the U.S. We lease and occupy 100% of the approximately 1,800,000 square feet of space at 4 World Financial Center in New York, New York. One of our subsidiaries is a partner in the partnership that holds the ground leasee’s interest in 4 World Financial Center. We also lease approximately 2,500,000 square feet of space at 2 World Financial Center, in New York, New York, occupy 27% of the space in this facility and sublease the remainder to third parties.

We own a 760,000 square foot building at 222 Broadway in New York, New York, and occupy substantially all of the space in this facility. We also lease and occupy, pursuant to an operating lease with an unaffiliated lessor, approximately 1,737,000 square feet of space and ancillary buildings in Hopewell, New Jersey. One of our subsidiaries is the lessee under the operating lease and owns the underlying land upon which the Hopewell facilities are located. We also own a 54-acre campus in Jacksonville, Florida, with four buildings.

Significant Facilities Outside the U.S. In London, we lease and occupy 100% of the approximately 576,000 square foot London headquarters facility known as Merrill Lynch Financial Centre. In addition, we lease approximately 305,000 square feet of space in other London locations, of which we occupy approximately 134,000 square feet of space and sublease the remainder to third parties. In Tokyo, we lease and occupy approximately 292,000 square feet for the Merrill Lynch Japan headquarters.

With the acquisition of Merrill Lynch, as of January 1, 2009, we owned or leased approximately 28,937 locations in 50 states and the District of Columbia. We also owned or leased locations in more than 62 cities in over 40 foreign countries.

Item 3.  Legal Proceedings

See “Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements beginning on page 149 for Bank of America’s litigation disclosure which is incorporated herein by reference.

Bank of America 2008	9

Item 4.  Submission of Matters To A Vote of Security Holders

1.	A Special Meeting of Stockholders was held on December 5, 2008.
2.	The following are the combined common stock and Series B preferred stock voting results on each matter submitted to the stockholders:
a.

To approve the issuance of shares of Bank of America common stock as contemplated by the Agreement and Plan of Merger, dated as of September 15, 2008, by and between Merrill Lynch & Co., Inc. and Bank of America Corporation, as such agreement may be amended from time to time.

For	Against	Abstentions	Broker Non-Votes
2,615,291,535	575,611,403	18,329,942	960,240,625

b.	To approve an amendment to the 2003 Key Associate Stock Plan, as amended and restated.

For	Against	Abstentions	Broker Non-Votes
2,571,420,883	599,866,888	37,944,709	960,241,025

c.

To adopt an amendment to the Bank of America amended and restated certificate of incorporation to increase the number of authorized shares of Bank of America common stock from 7.5 billion to 10 billion.[1]

For	Against	Abstentions	Broker Non-Votes
3,529,366,791	608,728,959	31,377,755	0
[1]	Common stock only results were 3,529,362,972 For; 608,728,697 Against; 31,377,755 Abstentions; and no Broker non-votes.

d.

To approve the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies, in the event that there are not sufficient votes at the time of the special meeting to approve the foregoing proposals.

For	Against	Abstentions	Broker Non-Votes
2,439,270,907	747,432,033	22,498,440	960,272,125

Item 4A.  Executive Officers of The Registrant

Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each current executive officer of Bank of America are listed below along with such officer’s business experience. Executive officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

Amy Woods Brinkley, age 53, Chief Risk Officer. Ms. Brinkley was named to her present position in April 2002. From July 2001 to April 2002, she served as Chairman, Credit Policy and Deputy Corporate Risk Management Executive; and from August 1999 to July 2001, she served as President, Consumer Products. She first became an officer of the Corporation in 1979. She also serves as Chief Risk Officer and a director of Bank of America, N.A., FIA Card Services, N.A., Countrywide Bank, FSB, and Merrill Lynch & Co., Inc.

Barbara J. Desoer, age 56, President, Bank of America Mortgage, Home Equity and Insurance Services. Ms. Desoer was named to her present position in July 2008. From August 2004 to July 2008, she served as Global Technology and Operations Executive. From July 2001 to August 2004, she served as President, Consumer Products; and from September 1999 to July 2001, she served as Director of Marketing. She first became an officer of the Corporation in 1998. She also serves as President, Bank of America Mortgage, Home Equity and Insurance Services and as a director of Bank of America, N.A., FIA Card Services, N.A., and Countrywide Bank, FSB.

Kenneth D. Lewis, age 61, Chairman, Chief Executive Officer and President. Mr. Lewis was named Chief Executive Officer in April 2001, President in July 2004 and Chairman in February 2005. From April 2001 to April 2004, he served as Chairman; from January 1999 to April 2004, he served as President; and from October 1999 to April 2001, he served as Chief Operating Officer. He first became an officer of the Corporation in 1971. Mr. Lewis also serves as a director of the Corporation, as Chairman, Chief Executive Officer, President and a director of Bank of America, N.A., FIA Card Services, N.A., Countrywide Bank, FSB and as Chairman and a director of Merrill Lynch & Co., Inc.

Liam E. McGee, age 54, President, Bank of America Consumer and Small Business Bank. Mr. McGee was named to his present position in May 2008. From August 2004 to May 2008, he served as President, Global Consumer and Small Business Banking; from August 2001 to August 2004, he served as President, Global Consumer Banking; from August 2000 to August 2001, he served as President, Bank of America California; and from August 1998 to August 2000, he served as President, Southern California Region. He first became an officer of the Corporation in 1998. He also serves as President, Bank of America Consumer and Small Business Bank and as a director of Bank of America, N.A., FIA Card Services, N.A., and Countrywide Bank, FSB.

Brian T. Moynihan, age 49, President, Global Banking and Wealth Management. Mr. Moynihan was named to his present position in January 2009. From December 2008 to January 2009, he served as General Counsel. From October 2007 to December 2008, he served as President, Global Corporate and Investment Banking. From April 2004 to October 2007, he served as President, Global Wealth and Investment Management. Previously he held the following positions at FleetBoston Financial Corporation: from 1999 to April 2004, he served as Executive Vice President, with responsibility for Brokerage and Wealth Management from 2000 and Regional Commercial Financial Services and Investment Management from May 2003. He first became an officer of the Corporation in 2004. He also serves as President, Global Banking and Wealth Management and a director of Bank of America, N.A., FIA Card Services, N.A. and Countrywide Bank, FSB and as Chief Executive Officer of Merrill Lynch & Co., Inc.

Joe L. Price, age 48, Chief Financial Officer. Mr. Price was named to his present position in January 2007. From June 2003 to December 2006, he served as Global Corporate and Investment Banking Risk Management Executive; from July 2002 to May 2003 he served as Senior Vice President Corporate Strategy and President, Consumer Special Assets; from November 1999 to July 2002 he served as President, Consumer Finance; from August 1997 to October 1999 he served as Corporate Risk Evaluation Executive and General Auditor; from June 1995 to July 1997 he served as Controller; and from April 1993 to May 1995 he served as Accounting Policy and Finance Executive. He first became an officer of the Corporation in 1993. He also serves as Chief Financial Officer and a director of Bank of America, N.A., FIA Card Services, N.A., and Countrywide Bank, FSB and as a director of Merrill Lynch & Co., Inc.

Richard K. Struthers, 53, President, Bank of America Global Card Services. Mr. Struthers was named to his present position in January 2009. From May 2008 to January 2009, he served as Consumer Credit Risk Executive; from June 2007 to May 2008, he served as North America Card Services Executive; from December 2006 to June 2007, he served as Credit and Operations Executive, and from January 2006 to December 2006, he served as Card Operations Executive. Prior to Bank of America acquiring MBNA in January 2006, he was Executive Vice Chairman of MBNA Bank, N.A. from January 2002 to January 2006. He first became an officer of the Corporation in 2006. He currently serves as a director of Bank of America, N.A., FIA Card Services, N.A., and Countrywide Bank, FSB.

10	Bank of America 2008

Part II
Bank of America Corporation and Subsidiaries

Item 5.  Market for Registrant’s Common Equity and Related Stock Holder Matters

The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low closing sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

	Quarter	High	Low
2007	first	$54.05	$49.46
	second	51.82	48.80
	third	51.87	47.00
	fourth	52.71	41.10
2008	first	45.03	35.31
	second	40.86	23.87
	third	37.48	18.52
	fourth	38.13	11.25

As of February 20, 2009, there were 263,495 registered shareholders of Common Stock. During 2007 and 2008, Bank of America paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends paid per share of Common Stock for the periods indicated:

	Quarter	Dividend
2007	first	$0.56
	second	0.56
	third	0.64
	fourth	0.64
2008	first	0.64
	second	0.64
	third	0.64
	fourth	0.32

For additional information regarding the Corporation’s ability to pay dividends, see the discussion under the heading “Government Supervision and Regulation – Distributions” on page 3 of this report and Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements beginning on page 156, Note 15 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements beginning on page 159 and Note 25 – Subsequent Events to the Consolidated Financial Statements on page 184, which are incorporated herein by reference.

For information on the Corporation’s equity compensation plans, see Item 12 on page 186 of this report and Note 17 – Stock-Based Compensation Plans to the Consolidated Financial Statements beginning on page 165, both of which are incorporated herein by reference.

The table below presents share repurchase activity for each quarterly period in 2008, each month within the fourth quarter of 2008 and the year ended December 31, 2008, including total common shares repurchased under announced programs, weighted average per share price and the remaining buy back authority under announced share repurchase programs. The Corporation did not repurchase any other shares of equity securities during 2008. Under the TARP Capital Purchase Program, repurchases of the Corporation’s outstanding preferred and common stock are subject to certain restrictions. For more information on these restrictions, see Note 14 – Shareholders’ Equity and Earnings Per Common Share beginning on page 156 and Note 25 – Subsequent Events to the Consolidated Financial Statements on page 184 which are incorporated herein by reference.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted Average Per Share Price	Remaining Buyback Authority (2)
			Amounts	Shares
Three months ended March 31, 2008	-	-	$13,480	189,358
Three months ended June 30, 2008	-	-	13,480	189,358
Three months ended September 30, 2008	-	-	3,750	75,000
October 1 – 31, 2008	-	-	3,750	75,000
November 1 – 30, 2008	-	-	3,750	75,000
December 1 – 31, 2008	-	-	3,750	75,000
Three months ended December 31, 2008	-	-
Year ended December 31, 2008	-	-
(1)	There were no share repurchases during 2008.
(2)

On July 23, 2008, the Board of Directors (the Board) authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and is limited to a period of 12 to 18 months. The repurchase program is subject to repurchase restrictions imposed under the TARP Capital Purchase Program. On January 24, 2007, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $14.0 billion. This stock repurchase program expired on July 24, 2008.

The Corporation did not have any unregistered sales of its equity securities in fiscal year 2008, except as previously disclosed on Form 8-K.

Item 6.  Selected Financial Data

See Table 5 in the MD&A on page 22 and Table XII of the Statistical Tables on page 102 which are incorporated herein by reference.

Bank of America 2008	11

Item 7.  Bank of America Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 105.

12	Bank of America 2008

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report may contain, and from time to time our management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent Bank of America Corporation and its subsidiaries’ (the Corporation) current expectations, plans or forecasts of the Corporation’s future results, integration plans and cost savings, future loan modifications, effect of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements, growth opportunities, business outlook, loan and deposit growth, mortgage production, credit losses, liquidity position and other similar matters. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including under Item 1A. “Risk Factors,” as well as those discussed in any of the Corporation’s other subsequent SEC filings. Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

In addition to the other risk factors discussed under Item 1A. “Risk Factors” in this report, possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of the capital markets, interest rates, currency values and other market indices which affect among other things the value of our assets and liabilities and, in turn, our trading and investment portfolios; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; the Corporation’s credit ratings and the credit ratings of our securitizations, which are important to the Corporation’s liquidity, borrowing costs and trading revenues; estimates of fair value of certain of the Corporation’s assets and liabilities, which could change in value significantly from period to period; legislative and regulatory actions in the United States and internationally which may increase the Corporation’s costs and adversely affect the Corporation’s businesses and economic conditions as a whole; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the Corporation’s ability to attract new employees and retain and motivate existing employees; mergers and acquisitions and their integration into the Corporation, including our ability to realize the benefits and costs savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch acquisition; the Corporation’s reputation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

The Corporation, headquartered in Charlotte, North Carolina operates in 32 states, the District of Columbia and more than 30 foreign countries as of December 31, 2008. The Corporation provides a diversified range of banking and nonbanking financial services and products domestically and internationally through three business segments: Global Consumer and Small Business Banking (GCSBB), Global Corporate and Investment Banking (GCIB), and Global Wealth and Investment Management (GWIM).

At December 31, 2008, the Corporation had $1.8 trillion in assets and approximately 243,000 full-time equivalent employees. Notes to the Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

2008 Economic Environment

2008 was a year in which the U.S. economy moved into an economic recession that deepened late in the fourth quarter, triggered in part by the intensifying financial crisis. Housing activity and prices declined throughout the year. Consumer spending softened in the first half of 2008, and then declined in the second half, weighed down by the spike in energy prices that reduced real purchasing power, weaker trends in employment, including underemployment, and personal income and the loss of household wealth resulting from declines in home prices and stock market valuations. Sales of automobiles, household durables and consumer discretionary items were hit the hardest.

In response to the weaker demand, businesses cut production and employment, and postponed capital spending plans. As a result of the financial crisis and the economic slowdown, federal government agencies including the U.S. Treasury Department (U.S. Treasury) and the Federal Reserve initiated several actions which changed the landscape of the U.S. financial services industry. For more information related to these actions, see the Regulatory Initiatives discussion to follow.

The alternative lending facilities provided by the U.S. Treasury, the FDIC and the Federal Reserve along with aggressive interest rate cuts, failed to stem the increasing disruptions in the financial markets. In particular, the tax rebates provided by the Economic Stimulus Act of 2008 gave only a temporary boost to consumer spending. U.S. export growth, which had been the strongest sector of the economy in recent years, weakened with softer global economic conditions. The financial crisis intensified in September 2008 following the collapse of several leading investment banks. Declines in employment intensified significantly in every month in 2008 and real GDP contracted sharply in the fourth quarter. In addition, mortgage, corporate and the related counterparty credit spreads widened and heightened concerns about the impact of monoline insurers (monolines), auction rate securities (ARS), structured investment vehicles (SIVs) and other financial instruments adversely impacted the financial markets.

The deteriorating economy continued to negatively impact the credit quality of our loan portfolios with more rapid deterioration occurring in the latter part of 2008. The stress consumers experienced from depreciating home prices, rising unemployment, underemployment and tighter credit conditions resulted in a higher level of bankruptcy filings during the year

Bank of America 2008	13

as well as higher levels of delinquencies and losses in our consumer and small business portfolios. Housing value declines, a slowdown in consumer spending and the turmoil in the global financial markets also impacted our commercial portfolios where we experienced higher levels of losses, particularly in the homebuilder sector of our commercial real estate portfolio. Commercial criticized utilized exposures have also increased due to broader-based economic pressures. For more information on credit quality, see the Credit Risk Management discussion beginning on page 55.

Market dislocations throughout 2008, including the severe volatility, illiquidity and credit dislocations that were experienced in the debt and equity markets in the fourth quarter of 2008, adversely impacted our CDOs and related subprime exposure as well as our other Capital Markets and Advisory Services (CMAS) exposures. Further, we have also incurred losses associated with investments in certain equity securities (e.g., Fannie Mae and Freddie Mac) and have incurred losses on the buyback of ARS from our clients as discussed in the Recent Events discussion beginning on page 16. For more information on CDOs, the related ongoing exposure and the impacts of the continuing market dislocations (e.g., leveraged finance and CMBS writedowns), see the CMAS discussion beginning on page 34.

The market dislocations have continued to impact certain SIVs and have recently begun to impact senior debt issued by financial services companies. During 2008, we provided additional support to certain cash funds managed within GWIM by utilizing existing capital commitments and purchasing certain investments from these funds. For more information on our cash funds support, see the GWIM discussion beginning on page 39.

Market conditions also impacted the ratings of certain monolines, which has adversely affected the pricing of certain municipal securities and the liquidity of the short-term public finance markets. We have direct and indirect exposure to monolines and, in certain situations, recognized losses related to some of these exposures during 2008. For more information related to our monoline exposure, see the Industry Concentrations discussion on page 70.

The above conditions, together with deterioration in the overall economy, will continue to affect these and other global markets in which we do business and will adversely impact our results in 2009. The degree of the impact is dependent upon the duration and severity of such conditions.

Regulatory Initiatives

On February 27, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 basis points (bps) on insured deposits to replenish the deposit insurance fund. This special assessment will be collected in the third quarter of 2009. Additionally, beginning April 1, 2009, the FDIC will increase fees by approximately two bps on insured deposits.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. Pursuant to the EESA, the U.S. Treasury created the Troubled Asset Relief Program (TARP) to, among other things, invest in financial institutions through capital infusions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Also pursuant to the EESA, on February 10, 2009 the U.S. Treasury announced the creation of the Financial Stability Plan. This plan outlined five key initiatives; a new Capital Assistance Program (CAP) to help ensure that banking institutions have sufficient capital; the creation of a new Public-Private Investment Fund on an initial scale of up to $500 billion to accelerate the removal of certain legacy assets from the balance sheets of financial institutions; the expansion of the Term Asset-Backed Securities Loan Facility (TALF) as discussed below; the extension of the FDIC’s Temporary Liquidity Guarantee Program (TLGP) to October 31, 2009; and a new framework of governance and oversight related to the use of funds of the Financial Stability Plan. As part of the CAP we will be subject to stress testing. The objective of stress testing is an assessment of losses that could occur under certain economic scenarios, including economic conditions more severe than we currently anticipate. We received the terms of the stress test on February 25, 2009 and are currently in the process of compiling the applicable information. The Federal supervising agencies will conclude their stress testing as soon as possible but no later than April 30, 2009.

On October 14, 2008, in connection with the TARP Capital Purchase Program, established as part of the EESA, the U.S. Treasury announced a plan to invest up to $250 billion in certain eligible financial institutions in the form of non-voting, senior preferred stock initially paying quarterly dividends at a five percent annual rate. This amount was subsequently increased to $350 billion. When the U.S. Treasury makes such preferred investments in any company, it also receives 10-year warrants to acquire common shares. In connection with the U.S. Treasury’s announcement, we were identified as one of the nine financial institutions to participate in the first $125 billion of U.S. Treasury investments.

As a result in October 2008, we issued to the U.S. Treasury 600 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series N (Series N Preferred Stock) with a par value of $0.01 per share for $15.0 billion. Also, as part of the initial $125 billion investment and in connection with the Merrill Lynch & Co., Inc. (Merrill Lynch) acquisition, in January 2009 we issued to the U.S. Treasury 400 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series Q (Series Q Preferred Stock) with a par value of $0.01 per share for $10.0 billion. The Series N and Series Q Preferred Stock initially pay quarterly dividends at a five percent annual rate that increases to nine percent after five years and have a call feature after three years. In connection with these investments, we also issued to the U.S. Treasury 10-year warrants to purchase approximately 121.8 million shares of Bank of America Corporation common stock at an exercise price of $30.79 per share. In addition, as discussed in Recent Events, in January 2009 as part of the Merrill Lynch acquisition we issued to the U.S. Treasury an additional 800 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series R (Series R Preferred Stock) with a par value of $0.01 per share for $20.0 billion. The Series R Preferred Stock pays dividends at an eight percent annual rate and may only be redeemed after the Series N and Series Q Preferred Stock have been redeemed. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase approximately 150.4 million shares of Bank of America Corporation common stock at an exercise price of $13.30 per share.

Under the TARP Capital Purchase Program, dividend payments on, and repurchases of our outstanding preferred and common stock are subject to certain restrictions. For more information on these restrictions, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

On November 25, 2008 the U.S. Treasury, using its authority under the EESA, announced a plan to allocate $20 billion of TARP funds to the Federal Reserve Bank of New York as credit protection for the newly established TALF. The TALF is intended to assist the credit markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of asset-backed securities and improving the asset-backed securities markets. Under the TALF, the Federal Reserve Bank of New York will lend up to $200 billion on a nonrecourse basis to holders of newly issued AAA-rated asset-backed securities for a term of one

14	Bank of America 2008

year. The underlying credit exposures of eligible securities used for collateral must be newly or recently originated auto loans, student loans, credit card loans, small business loans guaranteed by the U.S. Small Business Administration, or commercial mortgage-backed securities. Originators of the credit exposures underlying the eligible asset-backed securities must have agreed to comply with, or already be subject to, the executive compensation requirements of the EESA. As announced in connection with the Financial Stability Plan, the TALF may be expanded to as much as $1.0 trillion and eligible asset classes may be expanded later to include other assets such as non-agency residential mortgage- backed securities and assets collateralized by corporate debt. The Corporation is currently evaluating the terms of this program.

The U.S. Department of Education implemented initiatives to ensure uninterrupted and timely access to federal student loans by taking steps to maintain stability in student lending through both the Federal Family Education Loan (FFEL) Program and the Direct Loan Program. As part of these efforts, the U.S. Department of Education announced in November 2008 that it would provide liquidity support to one or more conforming Asset-Backed Commercial Paper (ABCP) conduits. The conduits will purchase FFEL Program loans, providing longer-term stability to the marketplace. The U.S. Department of Education in turn will serve as a potential buyer of last resort or backstop to the conduits. As an additional measure, the U.S. Department of Education will purchase certain 2007-2008 academic year FFEL Program loans. This will be a short-term program designed to act as a mechanism to minimize disruptions in the interim until the conduits are operational, or until February 28, 2009, whichever occurs first. The Corporation is evaluating the terms of this initiative and participation in this program.

Due to liquidity issues in the short-term funding markets, the Federal Reserve implemented a temporary Term Auction Facility (TAF) program in which the Federal Reserve auctions term funds to depository institutions. The TAF is a credit facility that allows a depository institution to place a bid for an advance from its local Federal Reserve Bank at an interest rate that is determined as the result of an auction. By allowing the Federal Reserve to inject term funds through a broader range of counterparties and against a broader range of collateral than open market operations, this facility is aimed to help ensure that liquidity provisions can be disseminated efficiently even when the unsecured interbank markets are under stress. The TAF will typically auction term funds with 28-day or 84-day maturities and is available to all depository institutions that are judged to be in generally sound financial condition by their local Federal Reserve Bank. Additionally, all TAF credit must be fully collateralized. We are currently utilizing the TAF and have pledged residential, commercial mortgage and credit card loans as collateral.

In order to improve the ability of primary dealers to provide financing to participants in the securitization markets in exchange for any tri-party-eligible collateral the Federal Reserve created the Primary Dealer Credit Facility (PDCF). The PDCF provides discount window loans to primary dealers that will settle on the same business day and will mature on the following business day. The rate paid on the loan will be the same as the primary credit rate at the Federal Reserve Bank of New York. In addition, primary dealers will be subject to a frequency-based fee after they exceed 45 days of use. The frequency-based fee will be based on an escalating scale and communicated to the primary dealers in advance. The PDCF will remain available to primary dealers until October 30, 2009 or longer if conditions warrant. During 2008 we utilized this facility.

The Federal Reserve has also established the Term Securities Lending Facility (TSLF), a weekly loan facility, to promote liquidity in U.S. Treasury and other collateral markets and foster the functioning of financial markets. The program offers U.S. Treasury securities held by the System Open Market Account (SOMA) for loan over a one-month term against other program-eligible general collateral. Loans will be awarded to primary dealers based on competitive bidding, subject to a minimum fee requirement. The Open Market Trading Desk of the Federal Reserve Bank of New York will auction general U.S. Treasury collateral (treasury bills, notes, bonds and inflation-indexed securities) held by SOMA for loan against all collateral currently eligible for tri-party repurchase agreements arranged by the Open Market Trading Desk and separately against collateral and investment grade corporate securities, municipal securities, mortgage-backed securities, and asset-backed securities. The Corporation has utilized this facility and has pledged agency mortgage-backed securities and private label mortgage-backed securities as collateral.

The FDIC has implemented the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP). Under the DGP, the FDIC will guarantee all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. Under the TAGP, the FDIC will guarantee noninterest-bearing deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage will be voluntary for eligible institutions and would be in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.

Initially, the DGP and TAGP were provided at no cost for the first 30 days and allowed for eligible institutions to opt out of such programs. An entity that chose not to opt out of either or both programs became a participating entity and will be assessed fees for participation. Participants in the DGP will be charged an annualized fee between 50 and 100 bps, multiplied by the debt issued, and calculated for the maturity period of that debt, or through the term of the guarantee, whichever is earlier. Any eligible entity that has not chosen to opt out of the TAGP will be assessed, on a quarterly basis, an annualized 10 bps fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. In December 2008, Bank of America, N.A. issued $4.3 billion in long-term senior unsecured bank notes while the parent company issued $15.6 billion in long-term senior notes under the TLGP program. We have also issued short-term notes under this program. In addition, we have participated in the TAGP program. For further discussion on our liquidity and capital, see Liquidity Risk and Capital Management beginning on page 49.

In addition to the TLGP, in September 2008, the U.S. Treasury implemented the Temporary Guarantee Program for Money Market Funds. This is a voluntary and temporary program that is in effect through at least April 30, 2009. The program provides for a guarantee with respect to a fixed number of shares held by certain shareholders as of September 19, 2008, to receive $1.00 per share in the event that a participating fund no longer has a $1.00 per share net asset value and liquidates. With respect to such shares covered by the program, the guarantee payment would be equal to any shortfall between the amount received by a shareholder in a liquidation and $1.00 per share. The eligible money market mutual funds pay a fee to the U.S. Treasury to participate in the program. Several money market funds managed within GWIM currently participate in the program.

In September and October 2008, the Federal Reserve announced the creation of the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (AMLF), the Commercial Paper Funding Facility (CPFF) as well as the Money Market Investor Funding Facility (MMIFF). These facilities were created to provide liquidity to the U.S. short-term

Bank of America 2008	15

debt markets in an effort to increase the availability of credit. Under the AMLF, nonrecourse loans are provided to U.S. financial institutions for the purchase of U.S. dollar-denominated high-quality asset-backed commercial paper from money market mutual funds under certain conditions. The program is intended to assist money market funds that hold such paper in meeting demands for redemptions by investors and to foster liquidity in the asset-backed commercial paper market and money markets more generally. Financial institutions will bear no credit risk associated with commercial paper purchased under the AMLF. Under the CPFF, registered issuers will be allowed to sell commercial paper through a primary dealer to the CPFF subject to certain fees. Pricing will be based on whether the commercial paper is secured or unsecured. In addition, there are issuer-based limits on the amount of commercial paper the facility will hold. Upon implementation of the MMIFF, senior secured funding will be provided to a series of special purpose vehicles to finance the purchase of U.S. dollar-denominated certificates of deposit and commercial paper with a remaining maturity of 90 days or less issued by highly-rated financial institutions and from qualifying investors including U.S. money market mutual funds. We have participated in the AMLF and CPFF programs, and continue to evaluate participation in the MMIFF program.

In July 2008 the Housing and Economic Recovery Act of 2008 was signed into law. This Act has several provisions including the establishment of a voluntary program that permits the Federal Housing Administration (FHA) to refinance eligible mortgages for certain qualified borrowers. Some of this Act’s other provisions include changes to the FHA program, increases in the limits on the principal balances of mortgage loans that the FHA and government-sponsored enterprises (GSEs) can purchase, creating a new regulator for the GSEs, and establishing a registration system for loan originators.

In December 2008, federal bank regulators in the U.S. adopted final rules under the Federal Trade Commission Act changing existing rules regarding Unfair and Deceptive Acts or Practices (UDAP). The final rules will change the way interest charges are handled in certain situations including increases in the rate during the first year after opening and increases in the rate charged on pre-existing credit card balances. In addition, the final rules will increase the amount of time customers have to make their credit card payments, change the use of payment allocations related to interest charges and limit certain fees. Further, federal bank regulators plan to adopt final rules to amend the Truth in Lending Act, requiring changes to the disclosures consumers receive in connection with credit card accounts and other revolving credit plans. Both of the above final rules addressing credit card accounts take effect on July 1, 2010. As a result of the new regulations, we will likely make significant changes to our credit card practices. Also in December 2008, the federal bank regulators withdrew the UDAP proposal related to overdraft services and fees on consumer deposit accounts. As an alternative, the Federal Reserve, under the Electronic Funds Transfer Act, proposed amendments that would require banks to offer consumer deposit customers the opportunity to opt out of overdraft services and fees. If the amendments are adopted as proposed, we would need to make significant changes in the manner in which we process transactions that affect consumer deposit accounts.

Recent Events

On January 16, 2009, due to larger than expected 2008 fourth quarter losses of Merrill Lynch and as part of its commitment to support the financial markets stability, the U.S. government agreed to assist the Corporation in the Merrill Lynch acquisition by agreeing to provide certain guarantees and capital.

The U.S. Treasury, the FDIC and the Federal Reserve have agreed in principle to provide protection against the possibility of unusually large losses on an asset pool of approximately $118.0 billion of financial instruments comprised of $81.0 billion of derivative assets and $37.0 billion of other financial assets. The assets that would be protected under this agreement are expected generally to be domestic, pre-market disruption (i.e., originated prior to September 30, 2007) leveraged and commercial real estate loans, CDOs, financial guarantor counterparty exposure, certain trading counterparty exposure and certain investment securities. These protected assets would be expected to exclude certain foreign assets and assets originated or issued on or after March 14, 2008. The majority of the protected assets were added by the Corporation as a result of its acquisition of Merrill Lynch. This guarantee is expected to be in place for 10 years for residential assets and five years for non-residential assets unless the guarantee is terminated by the Corporation at an earlier date. It is expected that the Corporation will absorb the first $10.0 billion of losses related to the assets while any additional losses will be shared between the Corporation (10 percent) and U.S. government (90 percent). These assets would remain on our balance sheet and we would continue to manage these assets in the ordinary course of business as well as retain the associated income. The assets that would be covered by this guarantee are expected to carry a 20 percent risk weighting for regulatory capital purposes. As a fee for this arrangement, we expect to issue to the U.S. Treasury and FDIC a total of $4.0 billion of a new class of preferred stock and to issue warrants to acquire 30.1 million shares of Bank of America common stock.

In connection with this arrangement we would continue with our current mortgage loan modification programs discussed below. Any increase in the quarterly common stock dividend for the next three years would require the consent of the U.S. government.

If necessary, under this proposed agreement, the Federal Reserve will provide liquidity for the residual risk in the asset pool through a nonrecourse loan facility. As previously discussed, the Corporation would be responsible for the first $10.0 billion in losses on the asset pool. Once additional losses exceed this amount by $8.0 billion we would be able to draw on this facility. This loan facility would terminate and any related funded loans would mature on the termination dates of the U.S. government’s guarantee. The Federal Reserve is expected to charge a fee of 20 bps per annum on undrawn amounts and a floating interest rate of the overnight index swap (OIS) rate plus 300 bps per annum on funded amounts. Interest and fee payments would be with recourse to the Corporation.

Further, the U.S. Treasury invested an additional $20.0 billion in the Corporation from the TARP. As a result, in January 2009, we issued to the U.S. Treasury 800 thousand shares of Series R Preferred Stock with a par value of $0.01 per share for $20.0 billion. The Series R Preferred Stock pays dividends at an eight percent annual rate. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase approximately 150.4 million shares of Bank of America Corporation common stock at an exercise price of $13.30 per share.

Combined, these actions strengthen the Corporation and allow us to continue business levels that both support the U.S. economy and create future value for shareholders. We would have the right to terminate the guarantee at any time with the consent of the U.S. government, and we would negotiate in good faith to an appropriate fee or rebate in connection with any agreed upon termination. Additionally, under early termination we would prepay in full any related outstanding Federal Reserve loan.

In January 2009, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on March 27, 2009 to common shareholders of record on March 6, 2009, as compared to the quarterly cash dividend on common stock of $0.32 per share paid on December 26, 2008 to common shareholders of record

16	Bank of America 2008

on December 5, 2008. In October 2008, we reduced our regular quarterly cash dividend on common stock by 50 percent. In January 2009, we further reduced our regular quarterly dividend to $0.01 per share. In addition in January 2009, we declared aggregate dividends on preferred stock of $909 million, including $145 million related to preferred stock exchanged in connection with the Merrill Lynch acquisition, and in the fourth quarter of 2008 recorded aggregate dividends on preferred stock of $423 million. For further discussion on our liquidity and capital, see Liquidity Risk and Capital Management beginning on page 49.

In October 2008, prior to the U.S. Treasury’s announcement of the TARP Capital Purchase Program previously discussed in Regulatory Initiatives, we issued 455 million shares of common stock at $22.00 per share resulting in proceeds of $9.9 billion, net of underwriting expenses.

During 2008 we initiated loan modification programs projected to offer modifications for up to 630,000 borrowers, representing $100 billion in mortgage financings. In April 2008, we announced that the combined company would modify or workout at least $40.0 billion in troubled mortgage loans in the next two years and estimated that these efforts will assist at least 265,000 customers. Under this program alone, by the end of 2008 Bank of America and Countrywide Financial Corporation (Countrywide) had achieved workout solutions for over 190,000 borrowers.

In October 2008 in agreement with several state attorneys general, the Corporation announced the Countrywide National Homeownership Retention Program. Under the program, we will systematically identify and seek to offer loan modifications for eligible Countrywide subprime and pay option adjustable rate mortgage (ARM) borrowers whose loans are in delinquency or scheduled for an interest rate or payment change. Only customers who financed their primary residence with subprime or pay option ARMs originated and serviced by Countrywide between January 1, 2004 and December 31, 2007 are eligible for this program. In some cases, these programs overlap as loans modified under the first program include subprime and pay option ARMs.

During 2008, to help borrowers avoid foreclosure, Bank of America and Countrywide had completed over 230,000 modifications.

In addition to being committed to the loan modification programs, we continued to focus on extending new credit by extending approximately $115 billion of credit during the fourth quarter including $49 billion in commercial non-real estate; $45 billion in mortgages; nearly $8 billion in domestic card and unsecured consumer loans; nearly $7 billion in commercial real estate; approximately $5 billion in home equity products; and approximately $2 billion in Dealer Financial Services consumer credit.

In September 2008, we announced an agreement in principle with the Massachusetts Securities Division under which we will offer to purchase at par ARS held by certain customers. Further in October 2008, we announced other agreements in principle with the SEC, the Office of the New York State Attorney General (NYAG), and the North American Securities Administrators Association. These agreements are substantially similar except that the agreement with the NYAG requires the payment of a penalty. These agreements will cover approximately $5.3 billion in ARS held by an estimated 5,600 of our customers. As of December 31, 2008, we repurchased $4.7 billion of ARS from our customers, more than 80 percent of our outstanding buyback commitment. In addition, during 2008 we recorded losses of $493 million in other income related to the buyback of ARS from our clients and also recorded a penalty of $50 million in other general operating expense.

Recent Accounting Developments

On September 15, 2008 the FASB released exposure drafts which would amend SFAS 140 and FIN 46R. As written, the proposed amendments would, among other things, eliminate the concept of a QSPE and change the standards for consolidation of VIEs. The changes would be effective for both existing and newly-created entities as of January 1, 2010. If adopted as written, the amendments would likely result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet (e.g., credit card securitization trusts). These consolidations may result in an increase in outstanding loans and on-balance sheet funding, higher provision and allowance for credit losses as well as changes in the timing of recognition and classification in our income statement. In addition, regulatory capital amounts and ratios may be negatively impacted based on the outcome of the FASB and regulatory agencies’ decisions. However, the impact on the Corporation cannot be determined until the FASB issues the final amendments to SFAS 140 and FIN 46R and the banking regulators provide guidance on how these amendments will impact regulatory capital. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for a further discussion of recently proposed and issued accounting pronouncements.

Merger Overview

On January 1, 2009, we acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion, creating a premier financial services franchise with significantly enhanced wealth management, investment banking and international capabilities. Under the terms of the merger agreement, Merrill Lynch common shareholders received 0.8595 of a share of Bank of America Corporation common stock in exchange for each share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially identical terms. Merrill Lynch convertible preferred stock remains outstanding and is convertible into Bank of America common stock at an equivalent exchange ratio. The acquisition added Merrill Lynch’s approximately 16,000 financial advisors, $1.2 trillion of client assets and its interest in BlackRock, Inc., a publicly traded investment management company. In addition, the acquisition adds strengths in debt and equity underwriting, sales and trading, and merger and acquisition advice, creating significant opportunities to deepen relationships with corporate and institutional clients around the globe. At January 1, 2009, Merrill Lynch increased our total assets by $651.6 billion and total liabilities by $627.9 billion.

On July 1, 2008, we acquired Countrywide through its merger with a subsidiary of the Corporation in exchange for stock with a value of $4.2 billion. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for each share of Countrywide common stock. The acquisition of Countrywide significantly improved our mortgage originating and servicing capabilities, making us a leading mortgage originator and servicer.

On October 1, 2007, we acquired all the outstanding shares of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. With this acquisition, we significantly expanded our presence in metropolitan Chicago, Illinois and Michigan, by adding LaSalle’s commercial banking clients, retail customers and banking centers.

On July 1, 2007, we acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. U.S. Trust Corporation focuses exclusively on managing wealth for high net-worth and ultra high net-worth individuals and families. The acquisition significantly increased the size and capabilities of our wealth management business and positioned us as one of the largest financial services companies managing private wealth in the U.S.

For more information related to these mergers, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Bank of America 2008	17

Performance Overview

Net income was $4.0 billion, or $0.55 per diluted common share in 2008, as compared to $15.0 billion, or $3.30 per diluted common share in 2007.

Table 1  Business Segment Total Revenue and Net Income

	Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2008	2007	2008	2007
Global Consumer and Small Business Banking (2)	$58,344	$47,855	$4,234	$9,362
Global Corporate and Investment Banking	13,440	13,651	(14)	510
Global Wealth and Investment Management	7,785	7,553	1,416	1,960
All Other (2)	(5,593)	(477)	(1,628)	3,150
Total FTE basis	73,976	68,582	4,008	14,982
FTE adjustment	(1,194)	(1,749)	–	–
Total Consolidated	$72,782	$66,833	$4,008	$14,982
(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 23.
(2)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.

The table above presents total revenue and net income for the business segments and All Other and the following discussion presents a summary of the related results. For more information on these results, see Business Segment Operations beginning on page 26.

•

GCSBB’s net income decreased as higher revenue was more than offset by increased provision for credit losses and noninterest expense. Total revenue increased from merger-related and organic average loan and deposit growth, as well as higher mortgage banking income and insurance premiums due to the acquisition of Countrywide. Higher provision for credit losses resulted from the impacts of continued weakness in the housing markets and the slowing economy. Noninterest expense increased primarily due to the addition of Countrywide and LaSalle. For more information on GCSBB, see page 27.

•

GCIB reported a net loss due to significant writedowns and increased credit costs, partially offset by reduced performance-based incentive compensation. Revenue decreased as an increase in net interest income, primarily market-based, and higher service charges and investment banking income were more than offset by the market-based disruptions which impacted our CMAS business. The higher provision for credit losses was due to deterioration in the homebuilder, non-real estate commercial and dealer-related portfolio. For more information on GCIB, see page 32.

•

GWIM’s net income decreased as the increase in revenue was more than offset by higher provision for credit losses and higher noninterest expenses. Total revenue rose due to the full year impact of U.S. Trust Corporation and LaSalle and organic loan and deposit growth, partially offset by losses related to the support of certain cash funds and weaker equity markets. The increase in provision for credit losses was driven by deterioration in the housing markets and the slowing economy. Noninterest expense increased due to the full year additions of U.S. Trust Corporation and LaSalle. For more information on GWIM, see page 39.

•

All Other reported a net loss due to losses in equity investment income, higher credit costs primarily related to our ALM residential mortgage portfolio, and an increase in merger and restructuring charges. In addition All Other’s results were adversely impacted by the absence of earnings after the sale of certain businesses and foreign operations in 2007 including the $1.5 billion gain recorded on the sale of Marsico Capital Management, LLC (Marsico). These items were partially offset by an increase in gains on sales of debt securities. For more information on All Other, see page 42.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $10.4 billion to $46.6 billion for 2008 compared to 2007. The increase was driven by strong loan growth, as well as the acquisitions of Countrywide and LaSalle, and the contribution from market-based net interest income related to our CMAS business, which benefited from the steepening of the yield curve and product mix. The net interest yield on a FTE basis increased 38 bps to 2.98 percent for 2008 compared to 2007, due to the improvement in market-based yield, the beneficial impact of the current interest rate environment and loan growth. Partially offsetting these increases were the additions of lower yielding assets from the Countrywide and LaSalle acquisitions. For more information on net interest income on a FTE basis, see Tables I and II beginning on page 93.

Noninterest Income

Table 2  Noninterest Income

(Dollars in millions)	2008	2007
Card income	$13,314	$14,077
Service charges	10,316	8,908
Investment and brokerage services	4,972	5,147
Investment banking income	2,263	2,345
Equity investment income	539	4,064
Trading account profits (losses)	(5,911)	(4,889)
Mortgage banking income	4,087	902
Insurance premiums	1,833	761
Gains on sales of debt securities	1,124	180
Other income (loss)	(5,115)	897
Total noninterest income	$27,422	$32,392

Noninterest income decreased $5.0 billion to $27.4 billion in 2008 compared to 2007.

•

Card income decreased $763 million primarily due to the negative impact of higher credit costs on securitized credit card loans and the related unfavorable change in value of the interest-only strip as well as decreases in interchange income and late fees. Partially offsetting these decreases was higher debit card income.

•	Service charges grew $1.4 billion resulting from growth in new deposit accounts and the beneficial impact of the LaSalle acquisition.
•

Investment and brokerage services decreased $175 million primarily due to the absence of fees related to Marsico which was sold in late 2007 and the impact of significantly lower valuations in the equity

18	Bank of America 2008

markets, partially offset by the full year impact of the U.S. Trust Corporation and LaSalle acquisitions.
•	Investment banking income decreased $82 million due to reduced advisory fees related to the slowing economy.
•

Equity investment income decreased $3.5 billion due to a reduction in gains from our Principal Investing portfolio attributable to the lack of liquidity in the marketplace when compared to 2007 and other-than-temporary impairments taken on certain AFS marketable equity securities.

•

Trading account losses were $5.9 billion in 2008 driven by losses related to CDO exposure and the continuing impact of the market disruptions on various parts of the CMAS business. Contributing to these losses were severe volatility, illiquidity and credit dislocations in the debt and equity markets during the fourth quarter of 2008. For more information, see the GCIB discussion beginning on page 32.

•

Mortgage banking income increased $3.2 billion in large part as a result of the Countrywide acquisition which contributed significantly to increases in servicing income of $1.7 billion and production income of $1.5 billion.

•	Insurance premiums increased $1.1 billion primarily due to the acquisition of Countrywide.
•	Gains on sales of debt securities increased $944 million driven by the sales of mortgage-backed securities and collateralized mortgage obligations.
•

Other income decreased $6.0 billion due to CMAS related writedowns (e.g., CDO exposure, leveraged finance loans and CMBS) of $5.3 billion and $1.1 billion of losses associated with the support provided to certain cash funds managed within GWIM. In addition, 2008 was impacted by the absence of the $1.5 billion gain from the sale of Marsico recognized in 2007. Partially offsetting these items was the gain of $776 million related to the Visa IPO. For more information on the CMAS related writedowns, see page 34.

Provision for Credit Losses

The provision for credit losses increased $18.4 billion to $26.8 billion for 2008 compared to 2007 due to higher net charge-offs and additions to the reserve. The majority of the reserve additions were in consumer and small business portfolios, reflective of continued weakness in the housing markets and the slowing economy. Reserves were also increased on commercial portfolios for deterioration in the homebuilder and non-real estate commercial portfolios within GCIB. For further discussion, see Provision for Credit Losses on page 75.

Noninterest Expense

Table 3  Noninterest Expense

(Dollars in millions)	2008	2007
Personnel	$18,371	$18,753
Occupancy	3,626	3,038
Equipment	1,655	1,391
Marketing	2,368	2,356
Professional fees	1,592	1,174
Amortization of intangibles	1,834	1,676
Data processing	2,546	1,962
Telecommunications	1,106	1,013
Other general operating	7,496	5,751
Merger and restructuring charges	935	410
Total noninterest expense	$41,529	$37,524

Noninterest expense increased $4.0 billion to $41.5 billion for 2008 compared to 2007, primarily due to the acquisitions of Countrywide and LaSalle, which increased various expense categories, partially offset by a reduction in performance-based incentive compensation expense and the impact of certain benefits associated with the Visa IPO transactions.

Income Tax Expense

Income tax expense was $420 million for 2008 compared to $5.9 billion for 2007 resulting in effective tax rates of 9.5 percent and 28.4 percent. The effective tax rate decrease is due to permanent tax preference amounts (e.g., tax exempt income and tax credits) offsetting a higher percentage of our pre-tax income. For more information on income tax expense, see Note 18 – Income Taxes to the Consolidated Financial Statements.

Impact of Countrywide Acquisition

Effective July 1, 2008, Countrywide’s results of operations are included in the Corporation’s consolidated results. For 2008, the Countrywide acquisition contributed approximately $1.3 billion to net interest income on a FTE basis, $3.4 billion to noninterest income and $4.2 billion to noninterest expense. In addition, we recorded $750 million in provision for credit losses associated with deterioration in the SOP 03-3 loan portfolio subsequent to acquisition of these loans, which were initially recorded at fair value. At July 1, 2008, after consideration of purchase accounting adjustments the Countrywide acquisition contributed $86.2 billion to total loans and leases, $17.4 billion to securities, $17.2 billion to MSRs and $63.0 billion to total deposits.

The majority of Countrywide’s ongoing operations are recorded in Mortgage, Home Equity and Insurance Services (MHEIS). Countrywide’s acquired first mortgage and discontinued real estate portfolios were recorded in All Other and are managed as part of our overall ALM activities. For more information on Countrywide’s impact in MHEIS, see the MHEIS discussion beginning on page 30. For more information related to the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Bank of America 2008	19

Balance Sheet Analysis

Table 4  Selected Balance Sheet Data

	December 31		Average Balance
(Dollars in millions)	2008	2007	2008	2007
Assets
Federal funds sold and securities purchased under agreements to resell	$82,478	$129,552	$128,053	$155,828
Trading account assets	159,522	162,064	193,631	187,287
Debt securities	277,589	214,056	250,551	186,466
Loans and leases, net of allowance for loan and lease losses	908,375	864,756	893,353	766,329
All other assets	389,979	345,318	378,391	306,163
Total assets	$1,817,943	$1,715,746	$1,843,979	$1,602,073
Liabilities
Deposits	$882,997	$805,177	$831,144	$717,182
Federal funds purchased and securities sold under agreements to repurchase	206,598	221,435	272,981	253,481
Trading account liabilities	57,287	77,342	75,270	82,721
Commercial paper and other short-term borrowings	158,056	191,089	182,729	171,333
Long-term debt	268,292	197,508	231,235	169,855
All other liabilities	67,661	76,392	85,789	70,839
Total liabilities	1,640,891	1,568,943	1,679,148	1,465,411
Shareholders’ equity	177,052	146,803	164,831	136,662
Total liabilities and shareholders’ equity	$1,817,943	$1,715,746	$1,843,979	$1,602,073

At December 31, 2008, total assets were $1.8 trillion, an increase of $102.2 billion, or six percent, from December 31, 2007. The increase in total assets was primarily attributable to the acquisition of Countrywide, which impacted various line items including loans and leases, debt securities, MSRs and other assets. In addition to Countrywide, debt securities also increased due to net purchases of securities and the securitization of residential mortgage loans into mortgage-backed securities which we retained. Derivative assets, which are included in all other assets in the table above, increased due to mark-to-market gains resulting from the reduced interest rate environment and the strengthening of the U.S. dollar versus certain foreign currencies. Partially offsetting these increases was a decrease in federal funds sold and securities purchased under agreements to resell primarily attributable to balance sheet efficiencies and the sale of our equity prime brokerage business.

Average total assets in 2008 increased $241.9 billion, or 15 percent, from 2007 primarily due to higher loans and leases and debt securities. The increase in average loans and leases was attributable to organic growth and the Countrywide and LaSalle acquisitions. The increase in debt securities was driven by the same factors as noted above and the LaSalle acquisition.

At December 31, 2008, total liabilities were $1.6 trillion, an increase of $71.9 billion from December 31, 2007. The increase in total liabilities was attributable to the acquisition of Countrywide which impacted various line items including deposits and long-term debt. In addition to Countrywide, deposits increased as we benefited from a consumer and business flight-to-safety resulting from market instability. Long-term debt increased due to the addition of Countrywide and participation in the TLGP. Partially offsetting these increases was a decrease in commercial paper and other short-term borrowings due in part to the sale of our equity prime brokerage business.

Average total liabilities for 2008 increased $213.7 billion, or 15 percent from 2007. The increase in average total liabilities was attributable to higher deposits and long-term debt to support growth in overall assets and the inclusion of liabilities associated with the Countrywide and LaSalle acquisitions.

Federal Funds Sold and Securities Purchased Under Agreements to Resell and Trading Account Assets

Federal funds sold and securities purchased under agreements to resell consist of excess reserves placed with other banks with a relatively short-term maturity and securities that have been purchased subject to an agreement to resell securities with substantially identical terms at a specified date for a specified price. Trading account assets consist primarily of fixed income securities (including government and corporate debt), equity and convertible instruments. Period end and average federal funds sold and securities purchased under agreements to resell, and trading account assets decreased $49.6 billion and $21.4 billion in 2008, attributable to balance sheet efficiencies and the sale of our equity prime brokerage business partially offset by an increase in the amount of our securities used to hedge our MSRs. For additional information, see Market Risk Management beginning on page 78.

Debt Securities

Debt securities include fixed income securities such as mortgage-backed securities, foreign debt, ABS, municipal debt, U.S. government agencies and corporate debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create more economically attractive returns on these investments. The period end and average balances in the debt securities portfolio increased $63.5 billion and $64.1 billion from 2007 due to net purchases of securities and the securitization of residential mortgage loans into mortgage-backed securities which we retained. These increases were also impacted by the addition of Countrywide. In addition, average balances benefited from the full year impact of the LaSalle acquisition. For additional information on our AFS debt securities portfolio, see Market Risk Management – Securities on page 83 and Note 5 – Securities to the Consolidated Financial Statements.

20	Bank of America 2008

Loans and Leases, Net of Allowance for Loan and Lease Losses

Period end and average loans and leases, net of allowance for loan and lease losses increased $43.6 billion to $908.4 billion and $127.0 billion to $893.4 billion in 2008 compared to 2007 due to consumer and commercial organic growth and the addition of Countrywide. The average consumer loan and lease portfolio increased $64.2 billion primarily due to organic growth and the addition of Countrywide. The average commercial loan and lease portfolio increased $70.5 billion primarily due to organic growth and the acquisition of LaSalle which occurred in the fourth quarter of 2007. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see Credit Risk Management beginning on page 55, Note 6 – Outstanding Loans and Leases and Note 7 – Allowance for Credit Losses to the Consolidated Financial Statements.

All Other Assets

Period end all other assets increased $44.7 billion at December 31, 2008, an increase of 13 percent from December 31, 2007, driven primarily by the acquisition of Countrywide, which impacted various line items, including MSRs and LHFS. In addition, the increase was driven by higher derivative assets due to mark-to-market gains resulting from the reduced interest rate environment and the strengthening of the U.S. dollar versus certain foreign currencies.

Deposits

Period end and average deposits increased $77.8 billion to $883.0 billion and $114.0 billion to $831.1 billion in 2008 compared to 2007. The average increase was due to a $95.3 billion increase in average domestic interest-bearing deposits and a $19.4 billion increase in average noninterest-bearing deposits. We categorize our deposits as core or market-based deposits. Core deposits are generally customer-based and represent a stable, low-cost funding source that usually reacts more slowly to interest rate changes than market-based deposits. Core deposits include savings, NOW and money market accounts, consumer CDs and IRAs, and noninterest-bearing deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $103.0 billion to $696.9 billion in 2008, a 17 percent increase from the prior year. The increase was attributable to growth in our average NOW and money market accounts, average consumer CDs and IRAs and noninterest-bearing deposits due to the addition of Countrywide and the benefit we received from a consumer and business flight-to-safety resulting from market instability. Average market-based deposit funding increased $11.0 billion to $134.3 billion in 2008 compared to 2007 due to an increase in negotiable CDs, public funds and other time deposits related to the funding of growth in core and market-based assets. The increase in average deposits was also impacted by the assumption of deposits, primarily money market, consumer CDs, and other domestic time deposits associated with the LaSalle merger.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase and Trading Account Liabilities

Federal funds purchased and securities sold under agreements to repurchase consist of deposits borrowed from other banks with a rela-

tively short-term maturity and securities that have been sold subject to an agreement to repurchase securities with substantially identical terms at a specified date for a specified price. Trading account liabilities consist primarily of short positions in fixed income securities (including government and corporate debt), equity and convertible instruments. Period end federal funds purchased and securities sold under agreements to repurchase, and trading account liabilities decreased $34.9 billion primarily due to the rebalancing of hedges for market movements and lower customer demand, and by the sale of our equity prime brokerage business. Average federal funds purchased and securities sold under agreements to repurchase, and trading account liabilities increased $12.0 billion primarily due to the relative low cost and availability of short-term funding.

Commercial Paper and Other Short-term Borrowings

Commercial paper and other short-term borrowings provide a funding source to supplement deposits in our ALM strategy. Period end commercial paper and other short-term borrowings decreased $33.0 billion to $158.1 billion in 2008 compared to 2007 due in part to the sale of our equity prime brokerage business. Average commercial paper and other short-term borrowings increased $11.4 billion to $182.7 billion in 2008 due to an increase in short-term funding given the change in market conditions, partially offset by the sale of our equity prime brokerage business.

Long-term Debt

Period end and average long-term debt increased $70.8 billion to $268.3 billion and $61.4 billion to $231.2 billion in 2008 compared to 2007. The increases were attributable to issuances to support growth in overall assets and enhance our liquidity, and the inclusion of long-term debt associated with the Countrywide acquisition. Period end balances also benefited from our participation in the TLGP and average balances benefited from the LaSalle acquisition. For additional information on the TLGP, see Regulatory Initiatives on page 14. For additional information on long-term debt, see Note 12 – Short-term Borrowings and Long-term Debt to the Consolidated Financial Statements.

Shareholders’ Equity

Period end shareholders’ equity increased $30.2 billion due to the issuance of preferred stock including $15.0 billion to the U.S. Treasury in connection with the TARP Capital Purchase Program, a common stock offering of $9.9 billion, $4.2 billion of common stock issued in connection with the Countrywide acquisition, and net income. These increases were partially offset by a decrease in accumulated OCI and higher preferred dividend payments. The decrease in accumulated OCI was due to unrealized losses incurred on our debt and marketable equity securities and the adverse impact of employee benefit plan adjustments driven by the difference between the assumed and actual rate of return on benefit plan assets during the year. For additional information on our employee benefit plans, see Note 16 – Employee Benefit Plans to the Consolidated Financial Statements. Average shareholders’ equity increased $28.2 billion due to the same period end factors discussed above, except accumulated OCI benefited from the fair value adjustment related to our investment in China Construction Bank (CCB) which we began to fair value in the fourth quarter of 2007.

Bank of America 2008	21

Table 5  Five Year Summary of Selected Financial Data

(Dollars in millions, except per share information)	2008	2007	2006	2005	2004
Income statement
Net interest income	$45,360	$34,441	$34,594	$30,737	$27,960
Noninterest income	27,422	32,392	38,182	26,438	22,729
Total revenue, net of interest expense	72,782	66,833	72,776	57,175	50,689
Provision for credit losses	26,825	8,385	5,010	4,014	2,769
Noninterest expense, before merger and restructuring charges	40,594	37,114	34,988	28,269	26,394
Merger and restructuring charges	935	410	805	412	618
Income before income taxes	4,428	20,924	31,973	24,480	20,908
Income tax expense	420	5,942	10,840	8,015	6,961
Net income	4,008	14,982	21,133	16,465	13,947
Average common shares issued and outstanding (in thousands)	4,592,085	4,423,579	4,526,637	4,008,688	3,758,507
Average diluted common shares issued and outstanding (in thousands)	4,612,491	4,480,254	4,595,896	4,068,140	3,823,943
Performance ratios
Return on average assets	0.22%	0.94%	1.44%	1.30%	1.34%
Return on average common shareholders’ equity	1.80	11.08	16.27	16.51	16.47
Return on average tangible shareholders’ equity (1)	5.31	25.94	39.06	32.30	30.98
Total ending equity to total ending assets	9.74	8.56	9.27	7.86	9.03
Total average equity to total average assets	8.94	8.53	8.90	7.86	8.12
Dividend payout	n/m	72.26	45.66	46.61	46.31
Per common share data
Earnings	$0.56	$3.35	$4.66	$4.10	$3.71
Diluted earnings	0.55	3.30	4.59	4.04	3.64
Dividends paid	2.24	2.40	2.12	1.90	1.70
Book value	27.77	32.09	29.70	25.32	24.70
Market price per share of common stock
Closing	$14.08	$41.26	$53.39	$46.15	$46.99
High closing	45.03	54.05	54.90	47.08	47.44
Low closing	11.25	41.10	43.09	41.57	38.96
Market capitalization	$70,645	$183,107	$238,021	$184,586	$190,147
Average balance sheet
Total loans and leases	$910,878	$776,154	$652,417	$537,218	$472,617
Total assets	1,843,979	1,602,073	1,466,681	1,269,892	1,044,631
Total deposits	831,144	717,182	672,995	632,432	551,559
Long-term debt	231,235	169,855	130,124	97,709	92,303
Common shareholders’ equity	141,638	133,555	129,773	99,590	84,584
Total shareholders’ equity	164,831	136,662	130,463	99,861	84,815
Asset quality (2)
Allowance for credit losses (3)	$23,492	$12,106	$9,413	$8,440	$9,028
Nonperforming assets (4)	18,232	5,948	1,856	1,603	2,315
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	2.49%	1.33%	1.28%	1.40%	1.65%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	141	207	505	532	390
Net charge-offs	$16,231	$6,480	$4,539	$4,562	$3,113
Net charge-offs as a percentage of average loans and leases outstanding (5)	1.79%	0.84%	0.70%	0.85%	0.66%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	1.77	0.64	0.25	0.26	0.42
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (4, 5)	1.96	0.68	0.26	0.28	0.44
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.42	1.79	1.99	1.76	2.77
Capital ratios (period end)
Risk-based capital:
Tier 1	9.15%	6.87%	8.64%	8.25%	8.20%
Total	13.00	11.02	11.88	11.08	11.73
Tier 1 Leverage	6.44	5.04	6.36	5.91	5.89
(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 23.

(2)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 56.
(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(4)	Balances and ratios do not include nonperforming LHFS and nonperforming AFS debt securities.
(5)	Balances and ratios do not include loans measured at fair value in accordance with SFAS 159.
n/m	= not meaningful

22	Bank of America 2008

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

Performance Measures

As previously mentioned, certain performance measures including the efficiency ratio, net interest yield and operating leverage utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. Operating leverage measures the total percentage revenue growth minus the total percentage expense growth for the corresponding period. During our annual planning process, we set operating leverage and efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing our results. Targets vary by year and by business, and are based on a variety of factors including maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios, return on average assets and dividend payout ratio, as well as those measures discussed more fully below, are presented in Table 6.

Return on Average Common Shareholders’ Equity and Return on Average Tangible Shareholders’ Equity

We also evaluate our business based upon ROE and ROTE measures. ROE and ROTE utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit. ROTE measures our earnings contribution as a percentage of shareholders’ equity reduced by goodwill and intangible assets (excluding MSRs). These measures are used to evaluate our use of equity (i.e., capital) at the individual unit level and are integral components in the analytics for resource allocation. In addition, profitability, relationship, and investment models all use ROE as key measures to support our overall growth goal.

Bank of America 2008	23

Table 6  Supplemental Financial Data and Reconciliations to GAAP Financial Measures

(Dollars in millions)	2008	2007	2006	2005	2004
Operating basis
Operating earnings	$4,638	$15,240	$21,640	$16,740	$14,358
Return on average assets	0.25%	0.95%	1.48%	1.32%	1.37%
Return on average common shareholders’ equity	2.25	11.27	16.66	16.79	16.96
Return on average tangible shareholders’ equity	6.14	26.38	40.00	32.84	31.89
Operating efficiency ratio (FTE basis)	54.88	54.12	47.28	48.73	51.35
Dividend payout ratio	n/m	71.02	44.59	45.84	44.98
Operating leverage (FTE basis)	(1.51)	(13.40)	3.80	5.74	n/a
FTE basis data
Net interest income	$46,554	$36,190	$35,818	$31,569	$28,677
Total revenue, net of interest expense	73,976	68,582	74,000	58,007	51,406
Net interest yield	2.98%	2.60%	2.82%	2.84%	3.17%
Efficiency ratio	56.14	54.71	48.37	49.44	52.55
Reconciliation of net income to operating earnings
Net income	$4,008	$14,982	$21,133	$16,465	$13,947
Merger and restructuring charges	935	410	805	412	618
Related income tax benefit	(305)	(152)	(298)	(137)	(207)
Operating earnings	$4,638	$15,240	$21,640	$16,740	$14,358
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Average shareholders’ equity	$164,831	$136,662	$130,463	$99,861	$84,815
Average goodwill	(79,827)	(69,333)	(66,040)	(45,331)	(36,612)
Average intangible assets	(9,502)	(9,566)	(10,324)	(3,548)	(3,184)
Average tangible shareholders’ equity	$75,502	$57,763	$54,099	$50,982	$45,019
Reconciliation of return on average assets to operating return on average assets
Return on average assets	0.22%	0.94%	1.44%	1.30%	1.34%
Effect of merger and restructuring charges, net-of-tax	0.03	0.01	0.04	0.02	0.03
Operating return on average assets	0.25%	0.95%	1.48%	1.32%	1.37%
Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	1.80%	11.08%	16.27%	16.51%	16.47%
Effect of merger and restructuring charges, net-of-tax	0.45	0.19	0.39	0.28	0.49
Operating return on average common shareholders’ equity	2.25%	11.27%	16.66%	16.79%	16.96%
Reconciliation of return on average tangible shareholders’ equity to operating return on average tangible shareholders’ equity
Return on average tangible shareholders’ equity	5.31%	25.94%	39.06%	32.30%	30.98%
Effect of merger and restructuring charges, net-of-tax	0.83	0.44	0.94	0.54	0.91
Operating return on average tangible shareholders’ equity	6.14%	26.38%	40.00%	32.84%	31.89%
Reconciliation of efficiency ratio to operating efficiency ratio (FTE basis)
Efficiency ratio	56.14%	54.71%	48.37%	49.44%	52.55%
Effect of merger and restructuring charges	(1.26)	(0.59)	(1.09)	(0.71)	(1.20)
Operating efficiency ratio	54.88%	54.12%	47.28%	48.73%	51.35%
Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	n/m	72.26%	45.66%	46.61%	46.31%
Effect of merger and restructuring charges, net-of-tax	n/m	(1.24)	(1.07)	(0.77)	(1.33)
Operating dividend payout ratio	n/m	71.02%	44.59%	45.84%	44.98%
Reconciliation of operating leverage to operating basis operating leverage (FTE basis)
Operating leverage	(2.81)%	(12.16)%	2.77%	6.67%	n/a
Effect of merger and restructuring charges	1.30	(1.24)	1.03	(0.93)	n/a
Operating leverage	(1.51)%	(13.40)%	3.80%	5.74%	n/a

n/m = not meaningful

n/a = not applicable

24	Bank of America 2008

Core Net Interest Income – Managed Basis

We manage core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the GCIB business segment section beginning on page 32, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for CMAS. We also adjust for loans that we originated and subsequently sold into certain securitizations. These securitizations include off-balance sheet loans and leases, primarily credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Core net interest income on a managed basis increased $8.1 billion to $49.5 billion for 2008 compared to 2007. The increase was driven by strong loan growth, as well as the acquisitions of Countrywide and LaSalle. Core net interest income on a managed basis also benefited from the reduced interest rate environment however this benefit was partially offset by the spread dislocation between the Federal Funds rate and LIBOR.

On a managed basis, core average earning assets increased $213.1 billion to $1.3 trillion for 2008 compared to 2007 due to higher average managed loans and an increase in debt securities. The increase in managed loans was driven by higher consumer managed loans resulting from organic growth and the acquisition of Countrywide. In addition, average commercial loans increased primarily due to organic growth and the acquisition of LaSalle which occurred in the fourth quarter of 2007. The average balance in the debt securities portfolio increased from 2007 due to net purchases of securities, the securitization of residential mortgage loans into mortgage-backed securities which we retained and the LaSalle and Countrywide acquisitions.

Core net interest yield on a managed basis remained flat at 3.82 percent for 2008, as the beneficial impact of the current interest rate environment and loan growth was offset by the addition of lower yielding assets from the Countrywide and LaSalle acquisitions.

Table 7  Core Net Interest Income – Managed Basis

(Dollars in millions)	2008	2007
Net interest income (1)
As reported	$46,554	$36,190
Impact of market-based net interest income (2)	(6,011)	(2,718)
Core net interest income	40,543	33,472
Impact of securitizations (3)	8,910	7,841
Core net interest income – managed basis	$49,453	$41,313
Average earning assets
As reported	$1,562,729	$1,390,192
Impact of market-based earning assets (2)	(368,751)	(412,587)
Core average earning assets	1,193,978	977,605
Impact of securitizations (4)	100,145	103,371
Core average earning assets – managed basis	$1,294,123	$1,080,976
Net interest yield contribution (1)
As reported	2.98%	2.60%
Impact of market-based activities (2)	0.42	0.82
Core net interest yield on earning assets	3.40	3.42
Impact of securitizations	0.42	0.40
Core net interest yield on earning assets – managed basis	3.82%	3.82%
(1)	FTE basis
(2)

Represents the impact of market-based amounts included in the CMAS business within GCIB. For 2008 and 2007, the impact of market-based net interest income excludes $113 million and $70 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the business segment view which utilizes funds transfer pricing methodologies.
(4)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.

Bank of America 2008	25

Business Segment Operations

Segment Description

We report the results of our operations through three business segments: GCSBB, GCIB and GWIM, with the remaining operations recorded in All Other. Certain prior period amounts have been reclassified to conform to current period presentation. For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue, net income and period end total assets, see Note 22 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 23. We begin by evaluating the operating results of the businesses which by definition exclude merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s stand-alone credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 48. The Corporation benefits from the diversification of risk across these components, which is reflected as a reduction to allocated equity for each segment. For GCSBB, this benefit is reflected as a reduction to allocated equity proportionately across the three consumer businesses, Deposits and Student Lending, Card Services, and MHEIS. For the GCIB and GWIM segments, this benefit is recorded within ALM/Other. Average equity is allocated to the business segments and the businesses, and is impacted by the portion of goodwill that is specifically assigned to them.

26	Bank of America 2008

Global Consumer and Small Business Banking

	2008
(Dollars in millions)	Total (1)	Deposits and Student Lending	Card Services (1)	Mortgage, Home Equity and Insurance Services
Net interest income (2)	$33,851	$11,395	$19,184	$3,272
Noninterest income:
Card income	10,057	2,397	7,655	5
Service charges	6,807	6,803	–	4
Mortgage banking income	4,422	–	–	4,422
Insurance premiums	1,968	–	552	1,416
All other income	1,239	54	1,042	143
Total noninterest income	24,493	9,254	9,249	5,990
Total revenue, net of interest expense	58,344	20,649	28,433	9,262

Provision for credit losses (3)	26,841	1,014	19,550	6,277
Noninterest expense	24,937	9,869	8,120	6,948
Income (loss) before income taxes	6,566	9,766	763	(3,963)
Income tax expense (benefit) (2)	2,332	3,556	242	(1,466)
Net income (loss)	$4,234	$6,210	$521	$(2,497)
Net interest yield (2)	8.43%	3.23%	8.36%	2.52%
Return on average equity (4)	5.78	28.37	1.25	(25.79)
Efficiency ratio (2)	42.74	47.79	28.56	75.02
Period end – total assets (5)	$511,401	$389,450	$249,676	$205,386

	2007
(Dollars in millions)	Total (1)	Deposits and Student Lending	Card Services (1)	Mortgage, Home Equity and Insurance Services
Net interest income (2)	$28,712	$10,549	$16,284	$1,879
Noninterest income:
Card income	10,194	2,156	8,032	6
Service charges	6,007	6,003	–	4
Mortgage banking income	1,332	–	–	1,332
Insurance premiums	912	–	565	347
All other income	698	143	434	121
Total noninterest income	19,143	8,302	9,031	1,810
Total revenue, net of interest expense	47,855	18,851	25,315	3,689

Provision for credit losses (3)	12,920	601	11,305	1,014
Noninterest expense	20,349	9,411	8,358	2,580
Income before income taxes	14,586	8,839	5,652	95
Income tax expense (2)	5,224	3,126	2,062	36
Net income	$9,362	$5,713	$3,590	$59
Net interest yield (2)	8.03%	3.19%	7.80%	2.35%
Return on average equity (4)	14.81	26.49	9.13	2.50
Efficiency ratio (2)	42.52	49.93	33.02	69.93
Period end – total assets (5)	$445,319	$380,934	$254,356	$100,992
(1)	Presented on a managed basis, specifically Card Services.
(2)	FTE basis
(3)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.
(4)	Average allocated equity for GCSBB was $73.3 billion and $63.2 billion in 2008 and 2007.
(5)	Total assets include asset allocations to match liabilities (i.e., deposits).

Bank of America 2008	27

	December 31		Average Balance
(Dollars in millions)	2008	2007	2008	2007
Total loans and leases	$365,198	$325,759	$350,264	$294,030
Total earning assets (1)	434,568	381,520	401,671	357,639
Total assets (1)	511,401	445,319	471,223	409,999
Total deposits	393,165	346,908	370,961	330,661
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

The strategy for GCSBB is to attract, retain and deepen customer relationships. We execute this strategy through our ability to offer a wide range of products and services through a franchise that stretches coast to coast through 32 states and the District of Columbia. We also provide credit card products to customers in Canada, Ireland, Spain and the United Kingdom. In the U.S., we serve approximately 59 million consumer and small business relationships utilizing our network of 6,139 banking centers, 18,685 domestic branded ATMs, and telephone and Internet channels. GCSBB is made up of three businesses: Deposits and Student Lending, Card Services and MHEIS. GCSBB, specifically the Card Services business, is presented on a managed basis. For a reconciliation of managed GCSBB to held GCSBB, see Note 22 – Business Segment Information to the Consolidated Financial Statements.

Net income decreased $5.1 billion, or 55 percent, to $4.2 billion compared to 2007 as growth in noninterest income and net interest income was more than offset by higher provision for credit losses and an increase in noninterest expense.

Net interest income increased $5.1 billion, or 18 percent, to $33.9 billion due to higher margin on ALM activities and the impact of the Countrywide and LaSalle acquisitions. In addition, average loans and leases, and average deposits increased $56.2 billion and $40.3 billion, or 19 percent and 12 percent. Noninterest income increased $5.4 billion, or 28 percent, due to increased mortgage banking income and insurance premiums primarily as a result of the Countrywide acquisition, and higher service charges. In addition, noninterest income benefited from the $388 million gain from the Visa IPO transactions and $283 million gain on the sale of a card portfolio.

Provision for credit losses increased $13.9 billion to $26.8 billion compared to $12.9 billion in 2007, driven by increases of $8.2 billion and $5.3 billion in Card Services and MHEIS. For further discussion related to Card Services and MHEIS, see their respective discussions beginning on pages 29 and 30.

Noninterest expense increased $4.6 billion, or 23 percent, to $24.9 billion, primarily driven by the Countrywide and LaSalle acquisitions.

Deposits and Student Lending

Deposits and Student Lending includes the results of consumer deposits activities which include a comprehensive range of products to consumers and small businesses. In addition, Deposits and Student Lending includes our student lending and small business banking results, excluding business card, and the net effect of our ALM activities. Debit Card results are also included in Deposits and Student Lending.

Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient fund fees, overdraft charges and ATM fees, while debit cards generate merchant interchange fees based on purchase volume.

We added 2.2 million net new retail checking accounts in 2008. These additions resulted from continued improvement in sales and service results in the Banking Center Channel and Online, and the success of new Affinity relationships and products such as Keep the ChangeTM. During 2008, our active online banking customer base grew to 28.9 million subscribers, an increase of 5.1 million net subscribers from 2007. In addition, our active bill pay users paid $309.7 billion worth of bills online during 2008.

We continue to migrate qualifying affluent customers and their related deposit balances to GWIM. In 2008 and 2007, a total of $20.5 billion and $11.4 billion of deposits were migrated from Deposits and Student Lending to Premier Banking and Investments (PB&I) within GWIM. The increase was mainly due to the initial migration of legacy LaSalle accounts and the acceleration of moving qualified clients into PB&I as part of our growth initiatives for our mass affluent and retirement customers. After migration, the associated net interest income, service charges and noninterest expense are recorded in GWIM.

Net income increased $497 million, or nine percent, to $6.2 billion compared to 2007 driven by higher noninterest income and net interest income partially offset by increases in noninterest expense and provision for credit losses.

Net interest income increased $846 million, or eight percent, driven by a higher contribution from our ALM activities and growth in average deposits partially offset by the impact of competitive deposit pricing. Average deposits grew $34.2 billion, or 11 percent, due to organic growth, including customers’ flight-to-safety, as well as the acquisitions of Countrywide and LaSalle. Organic growth was partially offset by the migration of customer relationships and related deposit balances to GWIM.

Noninterest income increased $952 million, or 11 percent, to $9.3 billion driven by higher service charges of $800 million, or 13 percent, primarily as a result of increased volume, new demand deposit account growth and the addition of LaSalle. Additionally, debit card revenue growth of $241 million, or 11 percent, was due to new account and card growth, increased usage and the addition of LaSalle.

Provision for credit losses increased $413 million, or 69 percent, to $1.0 billion principally driven by deterioration in the small business lending portfolio due to the impacts of a slowing economy and seasoning of the portfolio reflective of growth. In addition, the provision for credit losses increased due to losses on overdraft accounts.

Noninterest expense increased $458 million, or five percent, to $9.9 billion compared to 2007, primarily due to the acquisitions of LaSalle and Countrywide, combined with an increase in accounts and transaction volumes.

28	Bank of America 2008

Card Services

Card Services, which excludes the results of Debit Card (included in Deposits and Student Lending), provides a broad offering of products, including U.S. Consumer and Business Card, Unsecured Lending, and International Card. We offer a variety of co-branded and affinity credit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe.

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

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. The financial market disruptions that began in 2007 continued to impact the economy and financial services sector. Late in the third quarter and into the fourth quarter of 2008, liquidity for asset-backed securities disappeared and spreads rose to historic highs, negatively impacting our credit card securitization programs. If these conditions persist, it could adversely affect our ability to access these markets at favorable terms. For more information, see the Liquidity Risk and Capital Management discussion on page 49.

Net income decreased $3.1 billion, or 85 percent, to $521 million compared to 2007 as growth in net interest income and noninterest income was more than offset by higher provision for credit losses of $8.2 billion.

Net interest income grew $2.9 billion, or 18 percent, to $19.2 billion driven by higher managed average loans and leases of $21.3 billion, or 10 percent, combined with the beneficial impact of the decrease in short-term interest rates on our funding costs.

Noninterest income increased $218 million, or two percent, to $9.2 billion as other income benefited from the $388 million gain related to Card Services’ allocation of the Visa IPO as well as a $283 million gain on the sale of a card portfolio. These increases were partially offset by the decrease in card income of $377 million, or five percent, due to the unfavorable change in the value of the interest-only strip and decreases in interchange income driven by reduced retail volume and late fees.

Provision for credit losses increased $8.2 billion, or 73 percent, to $19.6 billion compared to 2007 primarily driven by portfolio deterioration and higher bankruptcies from impacts of the slowing economy, a lower level of foreign securitizations and growth-related seasoning of the portfolio. For further discussion, see Provision for Credit Losses on page 75.

Noninterest expense decreased $238 million, or three percent, to $8.1 billion compared to 2007, as the impact of certain benefits associated with the Visa IPO transactions and lower marketing expense were partially offset by higher personnel and technology-related expenses from increased customer assistance and collections infrastructure.

Key Statistics
(Dollars in millions)	2008	2007
Card Services
Average – total loans and leases:
Managed	$229,347	$208,094
Held	124,946	104,810
Period end – total loans and leases:
Managed	226,081	225,889
Held	125,121	122,922
Managed net losses (1):
Amount	15,321	10,088
Percent (3)	6.68%	4.85%
Credit Card (2)
Average – total loans and leases:
Managed	$184,246	$171,376
Held	79,845	70,242
Period end – total loans and leases:
Managed	182,234	183,691
Held	81,274	80,724
Managed net losses (1):
Amount	11,382	8,214
Percent (3)	6.18%	4.79%
(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.
(2)	Includes U.S. consumer, foreign and U.S. government card. Does not include business card and unsecured lending.
(3)	Ratios are calculated as managed net losses divided by average outstanding managed loans and leases during the year.

The table above and the following discussion presents select key indicators for the Card Services and credit card portfolios.

Managed Card Services net losses increased $5.2 billion to $15.3 billion, or 6.68 percent of average outstandings, compared to $10.1 billion, or 4.85 percent in 2007. This increase was driven by portfolio deterioration and higher bankruptcies reflecting the impacts of the slowing economy. Additionally, portfolio deterioration during the second half of 2008 and growth-related seasoning of the unsecured lending portfolio drove a portion of the increase.

Managed credit card net losses increased $3.2 billion to $11.4 billion, or 6.18 percent of average credit card outstandings, compared to $8.2 billion, or 4.79 percent in 2007. The increase was driven by portfolio deterioration and higher bankruptcies reflecting the impacts of a slowing economy.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 56.

Bank of America 2008	29

Mortgage, Home Equity and Insurance Services

MHEIS generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. MHEIS products are available to our customers through a retail network of personal bankers located in 6,139 banking centers, mortgage loan officers in nearly 1,000 locations and through a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent and wholesale loan acquisition channels. MHEIS products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. MHEIS is not impacted by the Corporation’s mortgage production retention decisions as MHEIS is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, MHEIS offers property, casualty, life, disability and credit insurance.

Effective July 1, 2008, Countrywide’s results of operations are included in the Corporation’s consolidated results. While the results of deposit operations are included in Deposits and Student Lending the majority of Countrywide’s ongoing operations are recorded in MHEIS. Countrywide’s acquired first mortgage and discontinued real estate portfolios were recorded in All Other and are managed as part of our overall ALM activities. For more information related to the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

MHEIS’s net income decreased $2.6 billion to a net loss of $2.5 billion compared to 2007 as growth in noninterest income and net interest income was more than offset by higher provision for credit losses and an increase in noninterest expense.

Net interest income grew $1.4 billion, or 74 percent, driven primarily by an increase in average home equity loans and LHFS. The growth in average home equity loans of $32.3 billion, or 44 percent, and a $5.5 billion increase in LHFS were attributable to the Countrywide and LaSalle acquisitions as well as increases in our home equity portfolio as a result of slower prepayment speeds and organic growth.

Noninterest income increased $4.2 billion to $6.0 billion compared to 2007 driven by increases in mortgage banking income and insurance premiums. Mortgage banking income grew $3.1 billion due primarily to the acquisition of Countrywide combined with increases in the value of MSR economic hedge instruments partially offset by a decrease in value of MSRs. For more information, see the mortgage banking income discussion which follows. Insurance premiums increased $1.1 billion due to the acquisition of Countrywide.

Provision for credit losses increased $5.3 billion to $6.3 billion compared to 2007. This increase was driven primarily by higher losses inherent in the home equity portfolio, reflective of deterioration in the housing markets particularly in geographic areas that have experienced higher levels of declines in home prices. In addition, most home equity loans are secured by second lien positions significantly reducing and, in some cases, resulting in no collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted. For further discussion, see Provision for Credit Losses on page 75.

Noninterest expense increased $4.4 billion to $6.9 billion primarily driven by the Countrywide acquisition.

Mortgage Banking Income

We categorize MHEIS’s mortgage banking income into production and servicing income. Production income is comprised of revenue from the fair value gains and losses recognized on our IRLCs and LHFS, and the related secondary market execution, and costs related to representations and warranties given in the sales transactions and other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue for transfers of mortgage loans from MHEIS to the ALM portfolio related to the Corporation’s mortgage production retention decisions which is eliminated in consolidation in All Other.

Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Our workout efforts are also part of our servicing activities, along with responding to customer inquiries and supervising foreclosures and property dispositions. Servicing income includes ancillary income derived in connection with these activities such as late fees and MSR valuation adjustments, net of economic hedge activities.

The following table summarizes the components of mortgage banking income:

Mortgage banking income

(Dollars in millions)	2008	2007
Production income	$2,119	$733
Servicing income:
Servicing fees and ancillary income	3,529	903
Impact of customer payments	(3,313)	(766)
Fair value changes of MSRs, net of economic hedge results	1,906	462
Other servicing-related revenue	181	–
Total net servicing income	2,303	599
Total mortgage banking income	$4,422	$1,332

30	Bank of America 2008

Production income increased $1.4 billion in 2008 compared to 2007. This increase was driven by the Countrywide acquisition which resulted in higher volumes, and an improvement in margins.

Net servicing income increased $1.7 billion in 2008 compared to 2007 due primarily to increases in the value of the MSR economic hedge instruments of $8.6 billion partially offset by changes in the fair value of MSRs of $6.7 billion. Generally, when mortgage interest rates decline, as occurred during the second half of 2008, there is an increase in the value of instruments used to economically hedge MSRs and a corresponding decrease in the value of MSRs. The decrease in the value of MSRs during the second half of 2008 was tempered by the expectation that weakness in the housing market would decrease the impact of market interest rates on expected future prepayments. For further discussion on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 86.

The following table presents select key indicators for MHEIS.

Mortgage, Home Equity and Insurance Services Key Statistics

(Dollars in millions, except as noted)	2008		2007
Loan production:
First mortgage	$128,945		$93,304
Home equity	31,998		69,226
Period end
Mortgage servicing portfolio (in billions) (1)	2,057		517
Mortgage loans serviced for investors (in billions)	1,654		259
Mortgage servicing rights:
Balance	12,733		3,053
Capitalized mortgage servicing rights (% of loans serviced)	77	bps	118	bps
(1)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

First mortgage and home equity production were $128.9 billion and $32.0 billion in 2008 compared to $93.3 billion and $69.2 billion in 2007. The increase of $35.6 billion in first mortgage production was due to the acquisition of Countrywide partially offset by decreased activity in the mortgage market. The decrease of $37.2 billion in home equity production was primarily due to more stringent underwriting guidelines for home equity lines of credit and loans, and lower consumer demand.

The servicing portfolio at December 31, 2008 was $2.1 trillion, $1.5 trillion higher than at December 31, 2007, driven by the acquisition of Countrywide. Included in this amount was $1.7 trillion of residential first mortgage, home equity lines of credit and home equity loans serviced for others.

At December 31, 2008, the consumer MSR balance was $12.7 billion, which represented 77 bps of the related unpaid principal balance as compared to $3.1 billion, or 118 bps of the related principal balance at December 31, 2007. The increase in the consumer MSR balance was driven by $17.2 billion of MSRs that we acquired from Countrywide which was partially offset by the impact of mortgage rates falling substantially during the fourth quarter of 2008. As a result of the decline in rates, the value of the MSRs decreased driven by a significant increase in expected prepayments which reduced the expected life of the consumer MSRs. This resulted in the 41 bps decrease in the capitalized MSRs as a percentage of loans serviced. MSR economic hedge results were more than sufficient to offset this decrease.

Bank of America 2008	31

Global Corporate and Investment Banking

	2008
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$16,538	$6,221	$6,124	$3,610	$583
Noninterest income:
Service charges	3,344	657	134	2,553	–
Investment and brokerage services	850	–	810	40	–
Investment banking income	2,708	–	2,708	–	–
Trading account profits (losses)	(5,956)	(251)	(5,787)	74	8
All other income (loss)	(4,044)	1,196	(7,007)	1,507	260
Total noninterest income (loss)	(3,098)	1,602	(9,142)	4,174	268
Total revenue, net of interest expense	13,440	7,823	(3,018)	7,784	851

Provision for credit losses	3,080	3,082	5	47	(54)
Noninterest expense	10,381	2,066	4,722	3,459	134
Income (loss) before income taxes	(21)	2,675	(7,745)	4,278	771
Income tax expense (benefit) (2)	(7)	953	(2,797)	1,546	291
Net income (loss)	$(14)	$1,722	$(4,948)	$2,732	$480
Net interest yield (2)	2.36%	1.97%	n/m	2.17%	n/m
Return on average equity (3)	(0.02)	7.38	(24.32)%	33.21	n/m
Efficiency ratio (2)	77.24	26.40	n/m	44.43	n/m
Period end – total assets (4)	$707,170	$336,561	$313,141	$223,895	n/m

	2007
(Dollars in millions)	Total	Business Lending	Capital Markets and Advisory Services (1)	Treasury Services	ALM/ Other
Net interest income (2)	$11,206	$4,926	$2,788	$3,792	$(300)
Noninterest income:
Service charges	2,770	516	134	2,121	(1)
Investment and brokerage services	913	–	869	42	2
Investment banking income	2,537	–	2,537	–	–
Trading account profits (losses)	(4,921)	(180)	(4,811)	63	7
All other income (loss)	1,146	823	(968)	1,086	205
Total noninterest income (loss)	2,445	1,159	(2,239)	3,312	213
Total revenue, net of interest expense	13,651	6,085	549	7,104	(87)

Provision for credit losses	658	653	–	6	(1)
Noninterest expense	12,198	2,262	5,925	3,713	298
Income (loss) before income taxes	795	3,170	(5,376)	3,385	(384)
Income tax expense (benefit) (2)	285	1,170	(1,991)	1,249	(143)
Net income (loss)	$510	$2,000	$(3,385)	$2,136	$(241)
Net interest yield (2)	1.65%	1.96%	n/m	2.79%	n/m
Return on average equity (3)	1.12	12.36	(25.52)%	27.18	n/m
Efficiency ratio (2)	89.36	37.19	n/m	52.27	n/m
Period end – total assets (4)	$778,158	$303,966	$413,811	$183,996	n/m
(1)

Includes $113 million and $70 million of net interest income on loans for which the fair value option has been elected and is not considered market-based income for 2008 and 2007. For more information, see the market-based revenue discussion beginning on page 34.

(2)	FTE basis
(3)

Average allocated equity for GCIB was $62.4 billion and $45.3 billion for 2008 and 2007. The increase was attributable to goodwill associated with the LaSalle acquisition, portfolio growth, and higher trading and operational risk.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).
n/m	= not meaningful

32	Bank of America 2008

	December 31		Average Balance
(Dollars in millions)	2008	2007	2008	2007
Total loans and leases	$340,692	$326,042	$337,352	$274,725
Total trading-related assets	247,552	308,316	341,544	362,195
Total market-based earning assets (1)	244,914	360,276	368,751	412,587
Total earning assets (2)	589,431	675,407	699,708	677,215
Total assets (2)	707,170	778,158	816,832	771,219
Total deposits	251,798	246,242	239,097	219,891
(1)	Total market-based earning assets represents earning assets included in CMAS but excludes loans that are accounted for at fair value in accordance with SFAS 159.
(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GCIB provides a wide range of financial services to both our issuer and investor clients that range from business banking clients to large international corporate and institutional investor clients using a strategy to deliver value-added financial products, transaction and advisory services. GCIB’s products and services are delivered from three primary businesses: Business Lending, CMAS, and Treasury Services, and are provided to our clients through a global team of client relationship managers and product partners. In addition, ALM/Other includes the results of ALM activities and other GCIB activities. Our clients are supported through offices in 22 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 73.

On January 1, 2009, we acquired Merrill Lynch in exchange for common and preferred stock with a value of $29.1 billion, creating a premier financial services franchise with significantly enhanced wealth management, investment banking and international capabilities. In addition, the acquisition adds strengths in debt and equity underwriting, sales and trading, and global merger and acquisition advice, creating significant opportunities to deepen relationships with corporate and institutional clients around the globe. For more information related to the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

During 2008, we reached an agreement with the Massachusetts Securities Division under which we offered to purchase at par ARS held by our retail customers, including individual investors, businesses, and charitable organizations. Further in October 2008, we announced other agreements in principle with the SEC, the Office of the NYAG, and the North American Securities Administrators Association. These agreements are substantially similar except that the agreement with the NYAG requires the payment of a penalty. These agreements will cover approximately $5.3 billion in ARS held by an estimated 5,600 of our customers. We purchased approximately $4.7 billion of securities, $2.7 billion of which were purchased by GWIM and $2.0 billion of which were purchased by GCIB. During the year, we recognized mark-to-market losses of $181 million and $312 million in GWIM and GCIB on these securities and a penalty of $50 million which was equally allocated to GWIM and GCIB. As of December 31, 2008, our remaining commitment to purchase ARS was $675 million of which $537 million related to GWIM and $138 million related to GCIB.

Net income decreased $524 million to a net loss of $14 million and total revenue decreased $211 million, or two percent, to $13.4 billion in 2008 compared to 2007. These decreases were driven by losses resulting from our CDO and other trading exposures. Additionally, we experienced an increase in provision for credit losses which was partially offset by higher net interest income and a decrease in noninterest expense.

Net interest income increased $5.3 billion, or 48 percent, driven primarily by higher market-based net interest income which benefited from the steepening of the yield curve and product mix. Additionally, net interest income benefited from growth in average loans and leases of $62.6 billion, or 23 percent, combined with a higher margin on ALM activities. These benefits were partially offset by the impact of competitive deposit pricing and a shift in the deposit product mix as more customers moved their deposits to higher yielding products. The growth in average loans and deposits was due to the LaSalle merger as well as organic growth.

Noninterest income decreased $5.5 billion to a loss of $3.1 billion in 2008 compared to 2007, driven by declines in trading account profits (losses) of $1.0 billion and other income of $5.2 billion. For more information on the aforementioned decreases, see the CMAS discussion. Additionally, noninterest income benefited from the favorable impact of the Visa IPO transactions and an increase in service charge income.

The provision for credit losses increased $2.4 billion to $3.1 billion in 2008 compared to 2007 reflecting higher credit costs in Business Lending. For further information, see the Business Lending discussion.

Noninterest expense decreased $1.8 billion, or 15 percent, mainly due to a reduction in performance-based incentive compensation in CMAS and the impact of certain benefits associated with the Visa IPO transactions, partially offset by the addition of LaSalle.

Business Lending

Business Lending provides a wide range of lending-related products and services to our clients through client relationship teams along with various product partners. Products include commercial and corporate bank loans and commitment facilities which cover our business banking clients, middle-market commercial clients and our large multinational corporate clients. Real estate lending products are issued primarily to public and private developers, homebuilders and commercial real estate firms. Leasing and asset-based lending products offer our clients innovative financing products. Products also include indirect consumer loans which allow us to offer financing through automotive, marine, motorcycle and recreational vehicle dealerships across the U.S. Business Lending also contains the results for the economic hedging of our risk to certain middle-market and real estate-related commercial credit counterparties utilizing various risk mitigation tools.

Net income decreased $278 million, or 14 percent, to $1.7 billion in 2008 compared to 2007 as increases in net interest income and noninterest income combined with a decrease in noninterest expense were more than offset by increases in provision for credit losses.

Net interest income increased $1.3 billion, or 26 percent, driven by average loan growth of 25 percent to $311.0 billion. The increase in average loans and leases was attributable to the LaSalle acquisition and organic growth primarily in commercial – domestic and real estate loans.

The increase in noninterest income of $443 million, or 38 percent, was mainly driven by improved economic hedging results of our exposures to certain commercial clients and an increase in service charges.

The provision for credit losses increased $2.4 billion to $3.1 billion in 2008 compared to 2007, reflecting reserve increases and higher charge-offs primarily due to the continued weakness in the housing markets on the homebuilder portfolio. Also contributing to this increase were higher commercial – domestic and foreign net charge-offs which increased from

Bank of America 2008	33

very low prior year levels and higher net charge-offs and reserve increases in the retail dealer-related loan portfolios due to deterioration and seasoning of the portfolio reflective of growth.

Noninterest expense decreased $196 million, or nine percent, primarily due to decreased incentive compensation partially offset by the LaSalle merger.

Capital Markets and Advisory Services

CMAS provides financial products, advisory services and financing globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities, merger-related advisory services and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities and ABS. Underwriting debt and equity, securities research and certain market-based activities are executed through Banc of America Securities, LLC which is our primary dealer.

CMAS recognized a net loss of $4.9 billion in 2008 compared to a net loss of $3.4 billion in 2007. Market-based revenue was a net loss of $3.1 billion as compared to net revenue of $479 million. These decreases were driven by losses related to CDO exposure and the continuing impact of the market disruptions on various parts of our business including the severe volatility, illiquidity and credit dislocations that were experienced in the debt and equity markets in the fourth quarter of 2008. Partially offsetting these declines were favorable results in our liquid products and equity underwriting businesses. In addition, noninterest expense declined $1.2 billion primarily due to lower performance-based incentive compensation. For more information relating to our market-based revenue, see the discussion below.

Market-based Revenue

CMAS evaluates its results using market-based revenue that is comprised of net interest income and noninterest income. The following table presents further detail regarding market-based revenue. Sales and trading revenue is segregated into fixed income from liquid products (primarily interest rate and commodity derivatives and foreign exchange contracts), credit products (primarily investment and noninvestment grade corporate debt obligations, credit derivatives and public finance), structured products (primarily CMBS, residential mortgage-backed securities, structured credit trading and CDOs), and equity income from equity-linked derivatives and cash equity activity.

(Dollars in millions)	2008	2007
Investment banking income
Advisory fees	$287	$443
Debt underwriting	1,797	1,775
Equity underwriting	624	319
Total investment banking income	2,708	2,537
Sales and trading revenue
Fixed income:
Liquid products	3,608	2,155
Credit products	(2,273)	(212)
Structured products	(7,987)	(5,326)
Total fixed income	(6,652)	(3,383)
Equity income	813	1,325
Total sales and trading revenue	(5,839)	(2,058)
Total Capital Markets and Advisory Services market-based revenue (1)	$(3,131)	$479
(1)	Excludes $113 million and $70 million for 2008 and 2007 of net interest income on loans for which the fair value option has been elected and is not considered market-based income.

Investment banking income increased $171 million to $2.7 billion as compared to 2007 driven by increased equity underwriting fees partially offset by lower advisory fees. Advisory fees were adversely impacted by reduced activity due to the slowing economy. Equity underwriting income was driven by fees earned on the Corporation’s stock issuances during 2008 for which CMAS was compensated on a management accounting basis with a corresponding offset in All Other.

Sales and trading revenue declined $3.8 billion to a loss of $5.8 billion in 2008 compared to 2007. While structured products and credit products reported losses for 2008, liquid products increased and equities compared reasonably well with 2007 despite the continuing disruptive market conditions.

•

Liquid products sales and trading revenue increased $1.5 billion in 2008 compared to 2007 as CMAS took advantage of trending volatility in interest rate and foreign exchange markets which also drove favorable client flows.

•

Credit products sales and trading revenue declined $2.1 billion to a loss of $2.3 billion in 2008 compared to 2007. During 2008, we incurred losses of $1.1 billion, net of $286 million of fees, on leveraged loans and the forward leveraged finance commitments as investor confidence faded and liquidity became largely non-existent. The few institutions that were in a position to acquire additional loans, required discount equivalent yields in excess of one-month LIBOR plus 1,000 bps in some instances, thus applying downward pressure to pricing mechanisms, especially during the fourth quarter of 2008. Losses incurred on our leveraged exposure were not concentrated in any one type (senior secured or subordinated/senior unsecured) and were generally due to wider new issuance credit spreads as compared to the negotiated spreads. Credit products also incurred losses on ARS of $898 million which included $312 million representing CMAS’s portion of losses on the buyback from our customers. A significant portion of these losses (i.e., $750 million) were concentrated in student loan ARS. For further discussion on our ARS exposure, see Industry Concentrations beginning on page 69 and for a discussion on GWIM’s portion of ARS losses on the buyback from our customers see page 70.

34	Bank of America 2008

At December 31, 2008, we had no forward leveraged finance commitments and the carrying value of our leveraged funded positions held for distribution was $2.8 billion. At December 31, 2007, the carrying value of the Corporation’s forward leveraged finance commitments and leveraged funded positions held for distribution were $11.9 billion and $5.9 billion. The elimination of our forward leveraged finance commitments was due to the funding of previously outstanding commitments, approximately 66 percent of which were distributed through syndication, and client-terminated commitments. Pre-market disruption exposure originated prior to September 30, 2007 had a carrying value of $1.5 billion at December 31, 2008 as compared to $5.9 billion at December 31, 2007. At December 31, 2008, 66 percent of the leveraged funded positions held for distribution were senior secured with an approximate carrying value of $1.9 billion of which $1.4 billion were originated prior to September 30, 2007.

•

Structured products sales and trading revenue was a loss of $8.0 billion, which represented a decline in revenue of $2.7 billion compared to the prior year. The decrease was driven by $4.8 billion of losses resulting from our CDO exposure, which includes our super senior, warehouse, and sales and trading positions, and our hedging activities including counterparty credit risk valuations. See the detailed CDO exposure discussion to follow. Also, structured products was adversely impacted by $944 million of losses (net of hedges) on CMBS funded debt and the forward finance commitments for 2008, and $545 million in losses associated with equity investments we made in acquisition-related financing transactions. In addition, 2008 included losses related to other structured products including $738 million of losses for counterparty credit risk valuations related to our structured credit trading business. Other structured products, including residential mortgage-backed securities as well as other residual structured credit positions were negatively impacted by spread widening and extreme dislocations in basis correlations in both domestic and foreign markets that occurred in the fourth quarter of 2008. The results of 2007 were adversely impacted by the market disruptions that began during the third quarter of 2007.

At December 31, 2008 and 2007, we held $6.9 billion and $13.6 billion of funded CMBS debt of which $6.0 billion and $8.9 billion were primarily floating-rate acquisition-related financings to major, well-known operating companies. In addition, at December 31, 2008 and 2007, we had forward finance commitments of $700 million and $2.2 billion. The decrease in funded CMBS debt was driven by securitizations and loan sales, while the decrease in forward finance commitments was driven by the funding of outstanding commitments and the business decision not to enter into any new floating-rate acquisition-related financings. Forward finance commitments at December 31, 2008 were comprised primarily of fixed-rate conduit product financings. The $944 million of losses recorded during 2008 associated with our CMBS exposure were concentrated in the more difficult to hedge floating-rate debt.

•

Equity products sales and trading revenue decreased $512 million to $813 million in 2008 compared to 2007 primarily due to lower trading results in the institutional derivatives businesses and the sale of our equity prime brokerage business that occurred in the third quarter of 2008.

Collateralized Debt Obligation Exposure at December 31, 2008

CDO vehicles hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities.

Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, refer to Collateralized Debt Obligation Vehicles as part of Off- and On-Balance Sheet Arrangements beginning on page 43. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

During 2008, we recorded CDO-related losses of $4.8 billion compared to $5.6 billion in 2007 including losses on super senior exposure of $3.6 billion and $4.0 billion. Also included in CDO-related losses in 2008 were $707 million of losses on purchased securities from liquidated CDO vehicles. These securities were purchased from the vehicles at auction and the losses were recorded subsequent to their purchase. CDO-related losses reduced trading account profits (losses) by $1.6 billion and other income by $3.2 billion. Also included during 2008 were net gains of $893 million related to our hedging activity, $315 million of losses related to subprime sales and trading and CDO warehouse positions, and $1.1 billion of losses to cover counterparty risk on our CDO and subprime-related exposure. The losses recorded in other income noted above were other-than-temporary impairment charges related to CDOs and purchased securities classified as AFS debt securities at December 31, 2008. Also we had unrealized losses on uninsured other super senior cash positions and purchased securities from liquidated CDOs of $422 million (pre-tax) in accumulated OCI at December 31, 2008.

The CDO and related markets continued to deteriorate during 2008, experiencing significant illiquidity impacting the availability and reliability of transparent pricing. At December 31, 2008, we valued these CDO structures consistent with how we valued them at December 31, 2007. We assumed the CDO structures would terminate and looked through the structures to the underlying net asset values of the securities. We were able to obtain security values using either external pricing services or offsetting trades for approximately 94 percent of the CDO exposure for which we used the average of all prices obtained by security. The majority of the remaining positions where no pricing quotes were available were valued using matrix pricing by aligning the value to securities that had similar vintage of underlying assets and ratings, using the lowest rating between the rating services. The remaining securities were valued as interest-only strips, based on estimated average life, exposure type and vintage of the underlying assets. We assigned a zero value to the CDO positions for which an event of default has been triggered and liquidation notice has been issued. The value of cash held by the trustee for all CDO structures was also incorporated into the resulting net asset value. In addition, we were able to obtain security values using the same methodology as the CDO exposure for approximately 65 percent of the purchased securities from liquidated CDOs. Similarly, the majority of the remaining positions where no pricing quotes were available were valued using matrix pricing and projected cash flows.

Bank of America 2008	35

As presented in the following table, during 2008, our super senior net exposure, excluding purchased securities from liquidated CDOs, decreased $8.4 billion to $3.3 billion at December 31, 2008, driven by paydowns, liquidations and writedowns. Including purchased securities, our super senior net exposure decreased $6.3 billion to $5.3 billion at December 31, 2008. In addition, during the year we reclassified $5.6 billion of super senior liquidity commitments to other super senior exposure. This amount represents the net exposure, after insurance and write-

downs, at the time of reclassification of five CDO vehicles and a CDO conduit to which we had an aggregate gross liquidity exposure of $11.5 billion at December 31, 2007. As described further within the Collateralized Debt Obligation Vehicles section beginning on page 45, we no longer have liquidity exposure to these vehicles. Instead, we now hold cash positions, including super senior securities issued by the CDOs.

The following table presents a rollforward of our super senior CDO exposure for the year ended December 31, 2008.

Super Senior Collateralized Debt Obligation Exposure Rollforward

(Dollars in millions)	December 31, 2007 Net Exposure	Reclassifications (1)	2008 Net Writedowns / Adjustments (2)	Paydowns / Liquidations / Other	December 31, 2008 Net Exposure
Super senior liquidity commitments
High grade	$5,166	$(3,917)	$(486)	$(287)	$476
Mezzanine	358	(337)	(21)	–	–
CDO-squared	2,227	(1,318)	(548)	(361)	–
Total super senior liquidity commitments	7,751	(5,572)	(1,055)	(648)	476
Other super senior exposure
High grade	2,125	3,917	(1,328)	(2,207)	2,507
Mezzanine	795	337	(606)	(229)	297
CDO-squared	959	1,318	(1,023)	(1,254)	–
Total other super senior	3,879	5,572	(2,957)	(3,690)	2,804
Total super senior	$11,630	$–	$(4,012)	$(4,338)	$3,280
Purchased securities from liquidated CDOs	–	–	(707)	2,737	2,030
Total	$11,630	$–	$(4,719)	$(1,601)	$5,310
(1)	Represents CDO exposure that was reclassified from super senior liquidity commitments to other super senior exposure as the Corporation is no longer providing liquidity.
(2)	Net of insurance and includes $422 million (pre-tax) of unrealized losses recorded in accumulated OCI.

The following table presents our super senior CDO exposure at December 31, 2008 and 2007.

Super Senior Collateralized Debt Obligation Exposure

	Total CDO Exposure at December 31, 2008
	Subprime Exposure (1)					Non-Subprime Exposure (2)					Total CDO Net Exposure
(Dollars in millions)	Gross	Insured (3)	Net of Insured Amount	Cumulative Write- downs (4,5)	Net Exposure	Gross	Insured (3)	Net of Insured Amount	Cumulative Write- downs (4,5)	Net Exposure	December 31 2008	December 31 2007
Super senior liquidity commitments
High grade	$–	$–	$–	$–	$–	$542	$–	$542	$(66)	$476	$476	$5,166
Mezzanine	–	–	–	–	–	–	–	–	–	–	–	358
CDO-squared	–	–	–	–	–	–	–	–	–	–	–	2,227
Total super senior liquidity commitments	–	–	–	–	–	542	–	542	(66)	476	476	7,751
Other super senior exposure
High grade	4,330	(2,519)	1,811	(1,127)	684	3,445	(728)	2,717	(894)	1,823	2,507	2,125
Mezzanine	535	–	535	(238)	297	–	–	–	–	–	297	795
CDO-squared	–	–	–	–	–	340	(340)	–	–	–	–	959
Total other super senior	4,865	(2,519)	2,346	(1,365)	981	3,785	(1,068)	2,717	(894)	1,823	2,804	3,879
Total super senior	$4,865	$(2,519)	$2,346	$(1,365)	$981	$4,327	$(1,068)	$3,259	$(960)	$2,299	$3,280	$11,630
Purchased securities from liquidated CDOs	2,737	–	2,737	(707)	2,030	–	–	–	–	–	2,030	–
Total	$7,602	$(2,519)	$5,083	$(2,072)	$3,011	$4,327	$(1,068)	$3,259	$(960)	$2,299	$5,310	$11,630
(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Includes highly-rated collateralized loan obligations and commercial mortgage-backed securities super senior exposure.
(3)	Insured exposures are presented prior to $2.1 billion of cumulative writedowns.
(4)	Net of insurance excluding losses taken on liquidated CDOs.
(5)	Cumulative write-downs on subprime and non-subprime exposures include unrealized losses of $111 million and $311 million (pre-tax) and are recorded in accumulated OCI.

36	Bank of America 2008

At December 31, 2008, we held $2.5 billion of purchased insurance on our subprime super senior CDO exposure of which 71 percent was provided by monolines in the form of CDS, total-return-swaps (TRS) or financial guarantees. In the case of default, we look to the underlying securities and then to recovery on purchased insurance. At December 31, 2008, these contracts were valued at $1.9 billion by referencing the fair value of the CDO which is valued in the same manner as the unhedged portion. We have adjusted these values downward by a total of $1.1 billion to date to reflect the counterparty credit risk to the issuers of the insurance. In addition, we held collateral in the form of cash and marketable securities of $401 million related to our purchased insurance. The underlying insured CDOs are collateralized with approximately 38 percent of subprime assets of which approximately 53 percent are of higher quality vintages from 2005 and prior.

In addition, at December 31, 2008 we held $1.1 billion of purchased insurance on our non-subprime super senior CDO exposure all of which was provided by monolines in the form of CDS, TRS or financial guarantees. At December 31, 2008, these contracts were valued at $146 million by referencing the fair value of the CDO which is valued in the same manner as the unhedged portion. We have adjusted these values downward by a total of $40 million to date to reflect counterparty credit risk to the issuers of the insurance. For more information on our credit exposure to monolines, see Industry Concentrations beginning on page 70.

At December 31, 2008, the carrying value of the super senior exposure in the form of cash positions, liquidity commitments, and derivative contracts consisted of net subprime super senior exposure of $981 million and net non-subprime super senior exposure of $2.3 billion. In addition, we had $2.0 billion of exposure in purchased securities from liquidated CDOs. For more information on our super senior liquidity exposure, see the CDO discussion beginning on page 45.

The table below presents the carrying values of our subprime net exposures including subprime collateral content and percentages of recent vintages.

At December 31, 2008, the Corporation did not have any subprime super senior liquidity commitments. Net other subprime super senior exposure was $981 million at December 31, 2008. Other subprime super senior exposure consists primarily of cash securities and CDS on CDO positions. The collateral supporting the high grade exposure consisted of about 45 percent subprime content, of which approximately 12 percent was made up of 2006 and 2007 vintages while the remaining amount was comprised of higher quality vintages from 2005 and prior. The collateral supporting the mezzanine exposure consisted of approximately 35 percent subprime content, of which approximately 66 percent is comprised of later vintages. We recorded losses associated with these exposures of $3.0 billion in 2008.

In addition, at December 31, 2008, we had $2.0 billion of exposure in purchased securities from liquidated CDOs. These purchased securities were carried at approximately 34 percent of their original net exposure amount and approximately 27 percent of the underlying assets are subprime.

We also had net non-subprime super senior exposure of $2.3 billion which primarily included CMBS super senior exposures and highly rated CLO exposures. The net non-subprime super senior exposure is comprised of $476 million of high grade super senior liquidity commitment exposure and $1.8 billion of high grade other super senior exposure. We recorded losses of $592 million associated with these exposures in 2008. These losses were primarily driven by spread widening and impairments of principal from the CMBS exposure in these super senior CDOs. These non-subprime super senior exposures experienced additional impairments of principal as credit conditions deteriorated in the corporate debt and commercial mortgage markets during the second half of 2008.

In addition to the super senior exposure including purchased securities at December 31, 2008, we also had exposure with a market value of $563 million in our CDO sales and trading portfolio, of which approximately $233 million was classified as subprime. This subprime exposure is carried at approximately 22 percent of par value and includes $137 million of secondary trading positions and $96 million of positions in legacy warehouses.

Subprime Super Senior Collateralized Debt Obligation Carrying Values (1)

December 31, 2008

				Vintage of Subprime Collateral
(Dollars in millions)	Subprime Net Exposure	Carrying Value as a Percent of Original Net Exposure	Subprime Content of Collateral (2)	Percent in 2006/2007 Vintages	Percent in 2005/Prior Vintages
Other super senior exposure
High grade	$684	38%	45%	12%	88%
Mezzanine	297	56	35	66	34
Total other super senior	$981	42
Purchased securities from liquidated CDOs	2,030	34	27	26	74
Total	$3,011	36
(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Based on current net exposure value.

Bank of America 2008	37

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

Net income increased $596 million, or 28 percent, in 2008 compared to 2007 as an increase in noninterest income combined with a decrease in noninterest expense was partially offset by lower net interest income. Net interest income decreased $182 million, or five percent, due to spread compression in spite of strong average deposit growth of $28.1 billion, or 18 percent, due to organic growth as well as the LaSalle acquisition. Deposit growth was accentuated by our clients’ flight-to-safety, notably seen in activity of our large corporate and hedge fund clients, and contributed to overall total deposits growth during the latter part of 2008. Noninterest income grew $862 million, or 26 percent, driven by increased service charges of $432 million which was due to organic growth, changes in our pricing structure, and the LaSalle acquisition. In addition, noninterest income benefited from the $388 million gain related to Treasury Services’ allocation of the Visa IPO gain. Noninterest expense decreased $254 million, or seven percent, due to the impact of certain benefits associated with the Visa IPO transactions partially offset by the acquisition of LaSalle.

ALM/Other

ALM/Other includes an allocation of a portion of the Corporation’s net interest income from ALM activities as well as residual amounts related to discontinued business activities.

Net income increased $721 million to $480 million in 2008 compared to 2007 mainly due to an increase in net interest income of $883 million, resulting from a higher contribution from the Corporation’s ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads. In addition, we sold our equity prime brokerage business to BNP Paribas which resulted in a gain of $224 million which was recorded in all other income. This increase was partially offset by the absence of a gain from the sale of our commercial insurance business that was sold in the fourth quarter of 2007. Noninterest expense decreased mainly due to the absence of this commercial insurance business.

38	Bank of America 2008

Global Wealth and Investment Management

	2008
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$4,775	$1,237	$13	$2,141	$1,384
Noninterest income:
Investment and brokerage services	4,059	1,397	1,496	1,002	164
All other income (loss)	(1,049)	16	(1,118)	58	(5)
Total noninterest income	3,010	1,413	378	1,060	159
Total revenue, net of interest expense	7,785	2,650	391	3,201	1,543

Provision for credit losses	664	103	–	561	–
Noninterest expense	4,904	1,817	1,120	1,713	254
Income (loss) before income taxes	2,217	730	(729)	927	1,289
Income tax expense (benefit) (2)	801	270	(270)	343	458
Net income (loss)	$1,416	$460	$(459)	$584	$831

Net interest yield (2)	2.97%	2.40%	n/m	1.75%	n/m
Return on average equity (3)	12.11	9.87	(63.35)%	30.41	n/m
Efficiency ratio (2)	62.99	68.54	n/m	53.51	n/m
Period end – total assets (4)	$187,994	$57,166	$2,923	$136,079	n/m

	2007
(Dollars in millions)	Total	U.S. Trust (1)	Columbia Management	Premier Banking and Investments	ALM/ Other
Net interest income (2)	$3,917	$1,033	$7	$2,654	$223
Noninterest income:
Investment and brokerage services	3,781	1,230	1,435	950	166
All other income (loss)	(145)	57	(366)	145	19
Total noninterest income	3,636	1,287	1,069	1,095	185
Total revenue, net of interest expense	7,553	2,320	1,076	3,749	408

Provision for credit losses	14	(14)	–	27	1
Noninterest expense	4,480	1,589	1,042	1,711	138
Income before income taxes	3,059	745	34	2,011	269
Income tax expense (2)	1,099	275	13	744	67
Net income	$1,960	$470	$21	$1,267	$202

Net interest yield (2)	3.11%	2.68%	n/m	2.70%	n/m
Return on average equity (3)	19.83	17.36	3.91%	72.16	n/m
Efficiency ratio (2)	59.31	68.49	96.85	45.64	n/m
Period end – total assets (4)	$155,683	$51,043	$1,943	$113,365	n/m
(1)

In July 2007, the operations of the acquired U.S. Trust Corporation were combined with the former Private Bank creating U.S. Trust, Bank of America Private Wealth Management. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank.

(2)	FTE basis
(3)	Average allocated equity for GWIM was $11.7 billion and $9.9 billion in 2008 and 2007.
(4)	Total assets include asset allocations to match liabilities (i.e., deposits).
n/m	= not meaningful

Bank of America 2008	39

	December 31		Average Balance
(Dollars in millions)	2008	2007	2008	2007
Total loans and leases	$89,400	$84,600	$87,591	$73,473
Total earning assets (1)	178,240	145,056	160,699	126,014
Total assets (1)	187,994	155,683	169,986	134,032
Total deposits	175,107	144,865	159,525	124,871
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GWIM provides a wide offering of customized banking, investment and brokerage services tailored to meet the changing wealth management needs of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); Columbia Management (Columbia); and PB&I. In addition, ALM/Other primarily includes the results of ALM activities.

On January 1, 2009, we acquired Merrill Lynch in exchange for common and preferred stock with a value of $29.1 billion. The acquisition added Merrill Lynch’s approximately 16,000 financial advisors and its economic ownership of approximately 50 percent (primarily preferred stock) in BlackRock, Inc., a publicly traded investment management company. For more information related to the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

In December 2007, we completed the sale of Marsico. Prior year Marsico business results have been transferred from GWIM to All Other to better facilitate year-over-year comparisons.

Net income decreased $544 million, or 28 percent, to $1.4 billion in 2008 as increases in net interest income and investment and brokerage services income were more than offset by losses associated with the support provided to certain cash funds managed within Columbia, increases in provision for credit losses and noninterest expense as well as losses related to the buyback of ARS.

Net interest income increased $858 million, or 22 percent, to $4.8 billion due to higher margin on ALM activities, the acquisitions of U.S. Trust Corporation and LaSalle, and growth in average deposit and loan balances partially offset by spread compression driven by deposit mix and competitive deposit pricing. GWIM average deposit growth benefited from the migration of customer relationships and related balances from GCSBB, organic growth and the U.S. Trust Corporation and LaSalle acquisitions. A more detailed discussion regarding migrated customer relationships and related balances is provided in the PB&I discussion on page 41.

Noninterest income decreased $626 million, or 17 percent, to $3.0 billion driven by an additional $1.1 billion in losses during 2008 related to the support provided to certain cash funds managed within Columbia and losses of $181 million related to the buyback of ARS. These losses were partially offset by an increase of $278 million in investment and brokerage services resulting from the U.S. Trust Corporation acquisition partially offset by the impact of significantly lower valuations in the equity markets.

Provision for credit losses increased $650 million to $664 million as a result of higher credit costs primarily in PB&I due to the deterioration in the housing markets and the impacts of a slower economy.

Noninterest expense increased $424 million, or nine percent, to $4.9 billion due to the addition of U.S. Trust Corporation and LaSalle, and higher initiative spending partially offset by lower discretionary incentive compensation.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets

	December 31
(Dollars in millions)	2008	2007
Assets under management	$523,159	$643,531
Client brokerage assets	172,106	222,661
Assets in custody	133,726	167,575
Less: Client brokerage assets and assets in custody included in assets under management	(78,487)	(87,071)
Total net client assets	$750,504	$946,696

AUM decreased $120.4 billion, or 19 percent, to $523.2 billion as of December 31, 2008 compared to 2007. Client brokerage assets decreased by $50.6 billion, or 23 percent, and assets in custody decreased $33.8 billion, or 20 percent. These decreases were driven by significant market declines.

U.S. Trust, Bank of America Private Wealth Management

In July 2007, the acquisition of U.S. Trust Corporation was completed for $3.3 billion in cash combining it with the Private Bank to form U.S. Trust. The results of the combined business were reported for periods beginning on July 1, 2007. Prior to July 1, 2007, the results solely reflect that of the former Private Bank. U.S. Trust provides comprehensive wealth management solutions to wealthy and ultra-wealthy clients with investable assets of more than $3 million. In addition, U.S. Trust provides resources and customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). Clients also benefit from access to resources available through the Corporation including capital markets products, large and complex financing solutions, and its extensive banking platform.

Net income decreased $10 million, or two percent, to $460 million compared to 2007, as higher net interest income and noninterest income were more than offset by higher noninterest expenses and provision for credit losses. Net interest income increased $204 million, or 20 percent, due to the U.S. Trust Corporation and LaSalle acquisitions as well as organic growth in average deposits and average loans and leases. This growth was partially offset by spread compression, driven by deposit mix and competitive deposit pricing. Noninterest income increased $126 million, or 10 percent, driven by higher investment and brokerage services income due to the acquisitions which was partially offset by the impact of significantly lower valuations in the equity markets. In addition, noninterest income was impacted by $50 million in losses related to the buyback of ARS previously discussed. Provision for credit losses increased $117 million to $103 million compared to the same period in

40	Bank of America 2008

2007 primarily due to higher credit costs in our home equity and residential mortgage portfolios reflective of deterioration in the housing markets and the impacts of a slowing economy. The absence of a prior year reserve reduction of $54 million also contributed to the increase in provision. Noninterest expense increased $228 million, or 14 percent due primarily to the acquisitions of U.S. Trust Corporation and LaSalle.

Columbia Management

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management products and services, including mutual funds and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products including equity, fixed income (taxable and nontaxable) and money market (taxable and nontaxable) funds. Columbia distributes its products and services to institutional clients and individuals directly through U.S. Trust, PB&I, GCIB and nonproprietary channels including other brokerage firms.

In December 2007, we completed the sale of Marsico. Prior year Marsico business results have been transferred from Columbia to All Other to better facilitate year-over-year comparisons.

Net income decreased $480 million to a loss of $459 million due to $1.1 billion in losses related to support provided to certain cash funds as discussed below, compared to losses of $382 million in 2007. These items were partially offset by an increase of $61 million in investment and brokerage services income. The increase in investment and brokerage services income was driven by the U.S. Trust Corporation acquisition partially offset by the impact of significantly lower valuations in the equity markets. In addition, noninterest expense increased $78 million driven by the U.S. Trust Corporation acquisition.

Cash Funds Support

Beginning in the second half of 2007, we provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invested in high quality, short-term securities with a portfolio weighted average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and the senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At December 31, 2008 and 2007 we had gross (i.e., funded and unfunded) capital commitments to the funds of $1.0 billion and $565 million. During 2008 and 2007, we incurred losses of $695 million and $382 million related to these capital commitments. At December 31, 2008 and 2007, the remaining loss exposure on capital commitments was $300 million and $183 million.

Additionally, during 2008 we purchased $1.7 billion of investments and recorded losses of $366 million related to these securities and $52 million of other-than-temporary impairment losses recorded subsequent to purchase. During 2007, we purchased $585 million of certain investments from the funds and subsequently recorded other-than-temporary impairment losses in All Other of $394 million. At December 31, 2008 and 2007, we held AFS debt securities with a fair value of $698 million and $163 million of which $279 million and $163 million were classified as nonperforming AFS securities. At December 31, 2008, $272 million of unrealized losses on these investments were recorded in accumulated OCI. The decline in value of these securities was driven by the lack of market liquidity and the overall deterioration of the financial markets. These unrealized losses are recorded in accumulated OCI as we expect to recover the full principal amount of such investments. No such losses were recorded in accumulated OCI at December 31, 2007. For additional information on the valuation of our AFS securities, see Note 5 – Securities to the Consolidated Financial Statements.

We may from time to time, but are under no obligation to, provide additional support to funds managed within Columbia. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

We do not consolidate the cash funds managed within Columbia because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. In reaching this conclusion, we considered both interest rate and credit risk. The cash funds had total AUM of $185.9 billion and $189.5 billion at December 31, 2008 and 2007.

During 2008, federal government agencies initiated several actions in response to the current financial crisis and economic slowdown to provide liquidity in these markets. As of December 31, 2008 several money market funds managed within Columbia participate in certain programs, including the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds and the AMLF. For more information on these programs, see Regulatory Initiatives on page 14.

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

PB&I includes the impact of migrating qualifying affluent customers, including their related deposit balances, from GCSBB to our PB&I model. After migration, the associated net interest income, service charges and noninterest expense is recorded in PB&I. The change reported in the financial results of PB&I includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to PB&I customers. For 2008 and 2007, a total of $20.5 billion and $11.4 billion of deposits were migrated from GCSBB to PB&I. The increase was driven by the initial migration of legacy LaSalle accounts and the migration of qualified clients into PB&I as part of our growth initiatives for our mass affluent and retirement customers.

Net income decreased $683 million, or 54 percent, to $584 million compared to the same period in 2007 driven by an increase in provision for credit losses, lower net interest income and $131 million in losses related to the buyback of ARS. Net interest income declined $513 million, or 19 percent, as spread compression, driven by deposit mix and competitive deposit pricing, more than offset higher average deposit balances. Provision for credit losses increased $534 million primarily driven by higher credit costs in the home equity portfolio reflective of deterioration in the housing markets and the impacts of a slowing economy.

ALM/Other

ALM/Other primarily includes the results of ALM activities.

Net income increased $629 million to $831 million compared to 2007. These increases were driven by higher net interest income of $1.2 billion primarily due to the increased contribution from ALM activities, which was due in part to investing the Corporation’s deposits at profitable spreads. In addition, noninterest expense increased $116 million, or 84 percent, to $254 million compared to 2007 primarily driven by higher expenses related to growth initiatives for our mass affluent and retirement customers.

Bank of America 2008	41

All Other

	2008			2007
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(8,610)	$8,701	$91	$(7,645)	$8,027	$382
Noninterest income:
Card income	2,164	(2,250)	(86)	2,817	(3,356)	(539)
Equity investment income	265	–	265	3,745	–	3,745
Gains on sales of debt securities	1,133	–	1,133	180	–	180
All other income (loss)	(545)	219	(326)	426	288	714
Total noninterest income	3,017	(2,031)	986	7,168	(3,068)	4,100
Total revenue, net of interest expense	(5,593)	6,670	1,077	(477)	4,959	4,482

Provision for credit losses	(3,760)	6,670	2,910	(5,207)	4,959	(248)
Merger and restructuring charges (4)	935	–	935	410	–	410
All other noninterest expense	372	–	372	87	–	87
Income (loss) before income taxes	(3,140)	–	(3,140)	4,233	–	4,233
Income tax expense (benefit) (3)	(1,512)	–	(1,512)	1,083	–	1,083
Net income (loss)	$(1,628)	$–	$(1,628)	$3,150	$–	$3,150
(1)	Provision for credit losses represents the provision for credit losses in All Other combined with the GCSBB securitization offset.
(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis
(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presenting these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). See the GCSBB section beginning on page 27 for information on the GCSBB managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the securitization offset. For additional information, see Note 22 – Business Segment Information to the Consolidated Financial Statements.

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

Corporate Investments primarily includes investments in publicly-traded debt and equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $19.7 billion in CCB, $2.5 billion in Banco Itaú, $2.1 billion in Grupo Financiero Santander, S.A. (Santander) and other investments. In 2008, under the terms of our purchase option we increased our ownership in CCB by purchasing 25.6 billion common shares for approximately $9.2 billion. These recently purchased shares are accounted for at cost in other assets and are non-transferable until August 2011. In addition, in January 2009, we sold 5.6 billion common shares of our initial investment in CCB for $2.8 billion, reducing our ownership to 16.7 percent and resulting in a pre-tax gain of approximately $1.9 billion. The remaining initial investment of 13.5 billion common shares is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. These shares became transferable in October 2008. The restricted shares of Banco Itaú are carried at fair value with an offset, net-of-tax, to accumulated OCI and are accounted for as AFS marketable equity securities. Prior to the second quarter of 2008, these shares were accounted for at cost. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

Other includes the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS 52 revaluation of foreign denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments.

Net income decreased $4.8 billion to a net loss of $1.6 billion due to a decrease in total revenue combined with increases in provision for credit losses and merger and restructuring charges.

Net interest income decreased $291 million resulting largely from the reclassification to card income related to our funds transfer pricing for Card Services’ securitizations. This reclassification is performed to present our consolidated results on a held basis.

Noninterest income declined $3.1 billion to $986 million driven by decreases in equity investment income of $3.5 billion and all other income (loss) of $1.0 billion partially offset by increases in gains on sales of debt securities of $953 million and card income of $453 million.

42	Bank of America 2008

The following table presents the components of All Other’s equity investment income and a reconciliation to the total consolidated equity investment income for 2008 and 2007.

Components of Equity Investment Income

(Dollars in millions)	2008	2007
Principal Investing	$(84)	$2,217
Corporate Investments	(520)	445
Strategic and other investments	869	1,083
Total equity investment income included in All Other	265	3,745
Total equity investment income included in the business segments	274	319
Total consolidated equity investment income	$539	$4,064

Equity investment income decreased $3.5 billion primarily due to losses from our Principal Investing portfolio attributable to the lack of liquidity in the marketplace. In addition, we incurred other-than-temporary impairment losses on AFS marketable equity securities of $661 million which included writedowns on Fannie Mae and Freddie Mac preferred securities and a number of other equity securities where we did not believe that the declines in value would be recoverable.

All other income (loss) decreased due to the absence of the $1.5 billion gain on the sale of our Marsico business during 2007 partially offset by losses in 2007 of $394 million on securities after they were purchased at fair value from certain cash funds managed within GWIM. In 2008, losses on securities purchased from cash funds were recorded within GWIM. In addition, All Other’s results were adversely impacted by the absence of earnings due to the sale of certain businesses and foreign operations in 2007. These decreases were partially offset by increases in card income driven by the funds transfer pricing allocations discussed in net interest income. Further, losses were partially offset by increases in gains on sales of mortgage-backed securities and collateralized mortgage obligations.

Provision for credit losses increased $3.2 billion to $2.9 billion primarily due to higher credit costs related to our ALM residential mortgage portfolio reflective of deterioration in the housing markets and the impacts of a slowing economy. Additionally, deterioration in our Countrywide discontinued real estate portfolio subsequent to the July 1, 2008 acquisition as well as the absence of 2007 reserve reductions also contributed to the increase in provision.

Merger and restructuring charges increased $525 million to $935 million due to the integration costs associated with the Countrywide and LaSalle acquisitions. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Off- and On-Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 49. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or similar instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for our customers.

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

Bank of America 2008	43

Table 8  Special Purpose Entities Liquidity Exposure

	December 31, 2008
	VIEs		QSPEs
(Dollars in millions)	Consolidated (1)	Unconsolidated	Unconsolidated	Total
Commercial paper conduits
Multi-seller conduits	$11,304	$41,635	$–	$52,939
Asset acquisition conduits	1,121	2,622	–	3,743
Other corporate conduits	–	–	1,578	1,578
Home equity securitizations (2)	–	–	13,064	13,064
Municipal bond trusts	396	3,872	2,921	7,189
Customer-sponsored conduits	–	980	–	980
Credit card securitizations	–	–	946	946
Collateralized debt obligation vehicles (3)	–	542	–	542
Total liquidity exposure	$12,821	$49,651	$18,509	$80,981

	December 31, 2007
	VIEs		QSPEs
(Dollars in millions)	Consolidated (1)	Unconsolidated	Unconsolidated	Total
Commercial paper conduits
Multi-seller conduits	$16,984	$47,335	$–	$64,319
Asset acquisition conduits	1,623	6,399	–	8,022
Other corporate conduits	–	–	4,263	4,263
Municipal bond trusts	7,359	3,120	2,988	13,467
Customer-sponsored conduits	–	1,724	–	1,724
Collateralized debt obligation vehicles (3)	3,240	9,026	–	12,266
Total liquidity exposure	$29,206	$67,604	$7,251	$104,061
(1)	We consolidate VIEs when we are the primary beneficiary and absorb the majority of the expected losses or expected residual returns of the VIEs or both.
(2)	Home equity securitizations were added in connection with the Countrywide acquisition.
(3)	For additional information on our CDO exposures at December 31, 2008 and 2007 and related writedowns, see the CDO discussion beginning on page 35.

The table above presents our liquidity exposure to these consolidated and unconsolidated SPEs, which include VIEs and QSPEs. VIEs are SPEs which lack sufficient equity at risk or whose equity investors do not have a controlling financial interest. QSPEs are SPEs whose activities are strictly limited to holding and servicing financial assets. Liquidity commitments to Corporation-sponsored VIEs and other VIEs in which the Corporation holds a variable interest are disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At December 31, 2008 the Corporation’s total liquidity exposure to SPEs was $81.0 billion, a decrease of $23.1 billion from December 31, 2007. The decrease was attributable to lower liquidity exposure in all categories, primarily CDOs and multi-seller conduits, partially offset by the addition of Countrywide’s home equity securitizations.

Multi-Seller Conduits

We administer four multi-seller conduits, three of which are unconsolidated, which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Due to the market disruptions, the conduits experienced difficulties in issuing commercial paper during certain periods of 2008. At December 31, 2008, we held $2 million of commercial paper issued by the conduits, including $1 million issued by the unconsolidated conduits in trading account assets. We did not hold any commercial paper issued by the conduits at December 31, 2007.

Asset Acquisition Conduits

We administer three commercial paper conduits which acquire assets on behalf of the Corporation or our customers and obtain funding through the issuance of commercial paper and subordinated securities to third par-

ties. Repayment of the commercial paper and certificates is assured by total return swap contracts between us and the conduits. With respect to two of the conduits, which are unconsolidated, we are reimbursed through total return swap contracts with our customers. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Due to the market disruptions, the conduits experienced difficulties in issuing commercial paper during certain periods of 2008. The Corporation held $1 million and $27 million of commercial paper and certificates issued by the conduits in trading account assets at December 31, 2008 and 2007.

Other Corporate Conduits

We administer several other corporate conduits that hold primarily high-grade, long-term municipal, corporate, and mortgage-backed securities. These conduits obtain funding by issuing commercial paper to third party investors. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the entities in exchange for the commercial paper rate. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Due to the market disruptions, these conduits experienced difficulties in issuing commercial paper during certain periods of 2008 and at December 31, 2008, we held $145 million of the commercial paper in trading account assets. We did not hold any commercial paper issued by the conduits at December 31, 2007.

Home Equity Securitizations

We evaluate all of our home equity securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans and the excess spread

44	Bank of America 2008

available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. As of December 31, 2008, $13.1 billion of outstanding principal balances of our home equity securitization transactions were in rapid amortization. Another $2.8 billion of outstanding principal balances in our home equity securitization transactions are expected to enter rapid amortization.

The Corporation is responsible for funding additional borrower draws on home equity lines of credit underlying our securitization transactions. When transactions enter rapid amortization, principal collections on underlying loans are used to pay investor interests. This has the effect of extending the time period for which the Corporation’s advances are outstanding and we may not receive reimbursement for all of the funds advanced to borrowers, as senior bondholders and monoline insurers have priority for repayment. While the available credit line for home equity securitization transactions in or expected to be in rapid amortization was approximately $1.0 billion at December 31, 2008, a maximum funding obligation attributable to rapid amortization cannot be calculated as the borrower has the ability to pay down and redraw balances. The amount in Table 8 equals the principal balance of the outstanding trust certificates that are subject to rapid amortization or $13.1 billion at December 31, 2008. This amount is significantly higher than the amount we expect to fund. The charges we will ultimately record as a result of the rapid amortization events are dependent on the performance of the loans, the amount of subsequent draws, and the timing of related cash flows. At December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $345 million. For additional information on home equity securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

Municipal Bond Trusts

We administer municipal bond trusts that hold highly rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly basis to third party investors. We serve as remarketing agent and liquidity provider for the trusts. These trusts are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At December 31, 2008 and 2007, we held $688 million and $125 million of floating rate certificates issued by unconsolidated municipal bond trusts in trading account assets. This increase is attributable to illiquidity in the marketplace that occurred during the second half of 2008.

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

These commitments are included in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. As we typically provide less than 20 percent of the total liquidity commitments to these conduits and do not provide other forms of support, we have concluded that we do not hold a significant variable interest in the conduits and they are not included in our discussion of VIEs in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Credit Card Securitizations

During the second half of 2008, we entered into a liquidity support agreement related to our commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. If certain criteria are met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates can be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest bearing note and subsequent credit card receivable collections would be applied to the outstanding note balance. If any of the investor notes are still outstanding at the end of the extended maturity period, our liquidity commitment obligates us to purchase maturity notes in order to retire the investor notes. As a maturity note holder, we would be entitled to the remaining cash flows from the collateralizing credit card receivables. At December 31, 2008 there were no maturity notes outstanding and we held $5.0 billion of investment grade securities in AFS debt securities issued by the trust due to illiquidity in the marketplace. For more information on how our credit card securitizations impact our liquidity, see the Liquidity Risk and Capital Management discussion on page 49.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities which they fund by issuing multiple tranches of debt securities, including commercial paper, and equity securities. We provided liquidity support in the form of written put options to several CDOs totaling $542 million and $10.0 billion at December 31, 2008 and 2007. In addition, we provided other liquidity support to a CDO conduit of $2.3 billion at December 31, 2007. These CDOs are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

The decrease in liquidity support was primarily due to the termination of $7.0 billion of put options for three CDOs and the termination of a $2.3 billion liquidity commitment to the CDO conduit, all of which were liquidated during 2008. Additionally, our liquidity support was reduced by $2.2 billion as put options related to two CDOs were consolidated on our balance sheet following a change in contractual arrangements and for which we now hold all of the remaining outstanding commercial paper. At December 31, 2008, we have effectively eliminated our liquidity support for these CDOs.

At December 31, 2008, we held commercial paper of $323 million on the balance sheet that was issued by one unconsolidated CDO. At December 31, 2007, we held commercial paper of $6.6 billion that was issued by unconsolidated CDOs and the CDO conduit.

For more information on our super senior CDO exposure and related writedowns, see our CDO exposure discussion beginning on page 35. As noted in the Super Senior Collateralized Debt Obligation Exposure, on page 36, we had net liquidity exposure of $476 million at December 31, 2008, which is net of cumulative writedowns of $66 million. At December 31, 2007, we had net liquidity exposure of $7.8 billion. This amount reflects gross exposure of $12.3 billion less insurance of $1.8 billion and cumulative writedowns of $2.7 billion.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. Included in purchase obligations in Table 9 are vendor con-

Bank of America 2008	45

tracts of $6.2 billion, commitments to purchase securities of $7.9 billion and commitments to purchase loans of $14.3 billion. The most significant of our vendor contracts include communication services, processing services and software contracts. Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plans, Nonqualified Pension Plans and Postretirement Health and Life Plans (the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2008 and 2007, we contributed $1.6 billion and $243 million to the Plans, and we expect to make at least $229 million of contributions during 2009. The following table does not include UTBs of $3.5 billion associated with FIN 48 and tax-related interest and penalties of $677 million.

Debt, lease, equity and other obligations are more fully discussed in Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. The Plans and UTBs are more fully discussed in Note 16 – Employee Benefit Plans and Note 18 – Income Taxes to the Consolidated Financial Statements.

Table 9 presents total long-term debt and other obligations at December 31, 2008.

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

We enter into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of our customers. For a summary of the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date, see the table in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Other Commitments

We provided support to cash funds managed within GWIM by purchasing certain assets at fair value and by committing to provide a limited amount of capital to the funds. For more information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Fair Values of Level 3 Assets and Liabilities

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in SFAS 157. The Level 3 financial assets and liabilities include private equity investments, consumer MSRs, ABS, highly structured, complex or long-dated derivative contracts and certain CDOs, for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model is not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. An illiquid market is one in which little or no observable activity has occurred or one that lacks willing buyers or willing sellers. Fair value adjustments include adjustments for counterparties’ credit risk as well as our own credit risk and liquidity as appropriate, to determine a fair value measurement. Judgment is then applied in formulating those inputs. Our valuation risk, however, is mitigated through valuation adjustments for particular inputs, performance of stress testing of those inputs to understand the impact that varying assumptions may have on the valuation and other review processes performed to ensure appropriate valuation.

For example, at December 31, 2008, classified within Level 3 are $2.4 billion of AFS debt securities, $887 million of trading account assets and $934 million of net derivative assets associated with our CDO exposure. Substantially all of these AFS debt securities were acquired as a result of our liquidity obligations to certain CDOs. For more information regarding our CDO exposure, the types of assets underlying these exposures (e.g., percentage of subprime assets and vintages) and related valuation techniques see our CDO exposure discussion on page 35.

Consumer MSRs are also included in Level 3 assets as valuing these MSRs requires significant management judgment and estimation. The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple inter-

Table 9  Long-term Debt and Other Obligations

	December 31, 2008
(Dollars in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term debt and capital leases	$42,882	$76,433	$49,471	$99,506	$268,292
Purchase obligations (1)	19,326	7,743	1,198	144	28,411
Operating lease obligations	2,316	3,829	2,701	8,320	17,166
Other long-term liabilities	395	779	516	532	2,222
Total long-term debt and other obligations	$64,919	$88,784	$53,886	$108,502	$316,091
(1)

Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations.

46	Bank of America 2008

est rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted average lives of the MSRs and the OAS levels. For more information on Level 3 MSRs and their sensitivity to prepayment rates and OAS levels, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

For additional information on our Level 1, 2 and 3 fair value measurements, including the valuation techniques utilized to determine their fair values, see Note 1 – Summary of Significant Accounting Principles and Note 19 – Fair Value Disclosures to the Consolidated Financial Statements and Complex Accounting Estimates on page 87.

Valuation-related issues confronted by credit market participants, including the Corporation, in the current market include uncertainty resulting from a significant decline in market activity for certain credit products; significant increase in dependence on model-related assumptions, and/or unobservable model inputs; doubts about the quality of the market information used as inputs, often because it is not clear whether observable transactions are distressed sales; and significant downgrades of structured products by ratings agencies. For example, valuations of certain CDO securities and related written put options declined significantly in response to market concerns. Additionally, liquidity issues in the ARS sector impacted the value of such securities. It is possible that the economic value of these securities could be different as the cash flows from the underlying assets may ultimately be higher or lower than the assumptions used in current valuation models. With the exception of the changes discussed below, there have been no significant changes to the valuation methodologies used to value Level 3 assets and liabilities during the period.

The table below presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis during 2008, including realized and unrealized gains (losses) included in earnings and OCI. Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $59.4 billion as of December 31, 2008 and represented approximately 10 percent of assets measured at fair value (or three percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $8.0 billion as of December 31, 2008 and represented approximately nine percent of the liabilities measured at fair value (or less than one percent of total liabilities). See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for a table that presents the fair value of Level 1, 2 and 3 assets and liabilities at December 31, 2008.

Countrywide Acquisition

The Countrywide acquisition on July 1, 2008 added consumer MSRs of $17.2 billion, trading account assets of $1.4 billion, LHFS of $1.4 billion, accrued expenses and other liabilities of $1.2 billion related to certain secured financings and AFS debt securities of $528 million to our Level 3 assets and liabilities. Activity subsequent to July 1, 2008 has been included in the reconciling items in the table below.

Included in Earnings and Other Comprehensive Income

During 2008, we recognized losses of $12.1 billion on Level 3 assets and liabilities which were primarily related to losses on consumer MSRs, trading account assets and AFS debt securities partially offset by gains on net derivatives. The losses on consumer MSRs were due to declines in mortgage rates which resulted in a significant increase in expected prepayments causing large decreases in the value of our consumer MSRs. These consumer MSR losses were more than offset by economic hedge gains of which approximately $750 million were classified as Level 3. The losses in our trading account assets were due to widening credit spreads on our trading account positions and losses related to CDOs and ARS. The losses on AFS debt securities were primarily driven by other-than-temporary impairment on CDO-related exposures and losses on certain investments we purchased from our GWIM cash funds. The gains in net derivatives were driven by positive valuation adjustments on our IRLCs, MSR hedge gains, and gains recognized on hedges of our Level 3 trading account assets. We also recorded unrealized losses of $1.7 billion (pre-tax) through OCI during 2008, due to widening credit spreads on mortgage-backed securities collateralized by first liens on residential real estate, as well as temporary impairments recognized on commercial paper and term notes. These decreases were partially offset by the unrealized gains on privately placed mortgage-backed securities that were transferred into Level 3 during 2008.

Level 3 financial instruments, such as our consumer MSRs may be economically hedged with derivatives not classified as Level 3; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The net losses recorded in earnings and OCI did not have a significant impact on our liquidity or capital resources.

Table 10  Level 3 – Fair Value Measurements

	Year Ended December 31, 2008
(Dollars in millions)	Net Derivatives(1)	Trading Account Assets	Available- for-Sale Debt Securities	Loans and Leases(2)	Mortgage Servicing Rights	Loans Held-for- Sale(2)	Other Assets(3)	Accrued Expenses and Other Liabilities(2)
Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$1,334	$3,987	$(660)
Countrywide acquisition	(185)	1,407	528	–	17,188	1,425	–	(1,212)
Included in earnings	2,531	(3,222)	(2,509)	(780)	(7,115)	(1,047)	175	(169)
Included in OCI	–	–	(1,688)	–	–	–	–	–
Purchases, issuances, and settlements	1,380	(2,055)	2,754	1,603	(393)	(542)	(550)	101
Transfers into (out of) Level 3	(253)	7,161	14,110	–	–	2,212	(40)	–
Balance, December 31, 2008	$2,270	$7,318	$18,702	$5,413	$12,733	$3,382	$3,572	$(1,940)
(1)

Net derivatives at December 31, 2008 included derivative assets of $8.3 billion and derivative liabilities of $6.0 billion. Net derivatives acquired in connection with Countrywide included derivative assets of $107 million and derivative liabilities of $292 million as of July 1, 2008.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments and certain secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets include equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips.

Bank of America 2008	47

Purchases, Issuances and Settlements

During 2008, we had net purchases of $2.8 billion of Level 3 AFS debt securities, net settlements of $2.1 billion of Level 3 trading account assets, and net purchases of $1.4 billion in net derivatives. The net purchases in Level 3 AFS debt securities were driven by the addition of certain securities that were purchased from our GWIM cash funds, as well as purchases of ARS, mortgage-backed securities and collateralized mortgage obligations. These purchases were partially offset by settlements of certain CDO-related exposures. The settlements for trading account assets were primarily related to the liquidation of certain CDO vehicles, partially offset by the purchase of ARS pursuant to our agreements to purchase certain ARS from our customers. For more information on our ARS agreements see Recent Events on page 16. The net settlements of derivative liabilities were driven by the extinguishment of our liquidity exposure to certain CDO vehicles.

Transfers into or out of Level 3

Transfers into or out of Level 3 are made if the inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are effective as of the beginning of the quarter, therefore Table 10 considers any gains or losses occurring on these assets and liabilities during each quarter that they are classified as Level 3.

During 2008, several transfers were made into or out of Level 3. AFS debt securities of $14.1 billion and trading account assets of $7.2 billion were transferred into Level 3. Included in the $14.1 billion of AFS debt securities were assets of certain consolidated multi-seller conduits and securities in the form of commercial paper issued by CDOs. Included in the $7.2 billion of transfers of trading account assets were student loan ARS, certain bond positions, and asset-backed securities. These assets were transferred due to a lack of liquidity in the marketplace. In light of the illiquidity, we implemented a change to our valuation approach for these instruments, basing the valuation on assumptions about the weighted average life of the security, estimated future coupons to be paid and spreads observed in pricing of similar instruments.

Managing Risk

Overview

Our management governance structure enables us to manage all major aspects of our business through our planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a line of business, we effectively manage the ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each line of business and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it.

Our business exposes us to the following major risks: strategic, liquidity, credit, market, compliance and operational risk. Strategic risk is the risk that adverse business decisions, ineffective or inappropriate busi-

ness plans or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. Liquidity risk is the inability to accommodate liability maturities and deposit withdrawals, fund asset growth and meet contractual obligations through unconstrained access to funding at reasonable market rates. Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, such as interest rate movements. Compliance risk is the risk posed by the failure to manage regulatory, legal and ethical issues that could result in monetary damages, losses or harm to the bank’s reputation or image. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or external events. The following sections, Strategic Risk Management on page 49, Liquidity Risk and Capital Management beginning on page 49, Credit Risk Management beginning on page 55, Market Risk Management beginning on page 78, and Compliance and Operational Risk Management beginning on page 86, address in more detail the specific procedures, measures and analyses of the major categories of risk that we manage.

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

The key elements of the second line of defense are our Risk Management, Compliance, Finance and Treasury, Human Resources, and Legal functions. These groups are independent of the lines of businesses and are organized on both a line of business and enterprise-wide basis. For example, for Risk Management, a senior risk executive is assigned to each of the lines of business and is responsible for the oversight of all the risks associated with that line of business. Enterprise-level risk executives have responsibility to develop and implement polices and practices to assess and manage enterprise-wide credit, market and operational risks.

Corporate Audit, the third line of defense, provides an independent assessment of our management and internal control systems. Corporate Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and

48	Bank of America 2008

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

Oversight

The Board oversees the risk management of the Corporation through its committees, management committees and the Chief Executive Officer. The Board’s Audit Committee monitors (1) the effectiveness of our internal controls, (2) the integrity of our Consolidated Financial Statements and (3) compliance with legal and regulatory requirements. In addition, the Audit Committee oversees the internal audit function and the independent registered public accountant. The Board’s Asset Quality Committee oversees credit and market risks and related topics that may impact our assets and earnings. The Finance Committee, a management committee, oversees the development and performance of the policies and strategies for managing the strategic, credit, market, and operational risks to our earnings and capital. The Asset Liability Committee (ALCO), a subcommittee of the Finance Committee, oversees our policies and processes designed to assure sound market risk and balance sheet management. The Global Markets Risk Committee (GRC) has been designated by ALCO as the primary governance authority for Global Markets Risk Management. The Compliance and Operational Risk Committee, a subcommittee of the Finance Committee, oversees our policies and processes designed to assure sound operational and compliance risk management. The Credit Risk Committee (CRC), a subcommittee of the Finance Committee, oversees and approves our adherence to sound credit risk management policies and practices. Certain CRC approvals are subject to the oversight of the Board’s Asset Quality Committee. The Executive Management Team (i.e., Chief Executive Officer and select executives of the management team) reviews our corporate strategies and objectives, evaluates business performance, and reviews business plans including economic capital allocations to the Corporation and lines of business. Management continues to direct corporate-wide efforts to address the Basel Committee on Banking Supervision’s new risk-based capital standards (Basel II). The Audit Committee and Finance Committee oversee management’s plans to comply with Basel II. For additional information, see the Basel II discussion on page 53 and Note 15 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use our planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Compliance and Operational Risk Management section on page 86 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Liquidity Risk and Capital Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Sources of liquidity include deposits and other customer-based funding, and wholesale market-based funding.

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

Bank of America 2008	49

In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility, and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maintaining direct relationships with wholesale market funding providers, and maintaining the ability to liquefy certain assets when, and if, requirements warrant. Credit markets substantially deteriorated over the past 18 months and access to non-guaranteed market-based funding has diminished for financial institutions. For these reasons we have utilized various government institutions (e.g., Federal Reserve, U.S. Treasury and FDIC) funding programs to enhance our liquidity position. Many of these facilities are temporary in nature, but have provided significant market stability and have allowed many banks to maintain a healthy liquidity profile.

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

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. The credit ratings of Bank of America Corporation and Bank of America, N.A. as of February 27, 2009 are reflected in the table below.

The cost and availability of unsecured and secured financing are impacted by changes in our credit ratings. A reduction in these ratings or the ratings of other asset-backed securitizations could have an adverse effect on our access to credit markets and the related cost of funds. Some of the primary factors in maintaining our credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources and disciplined liquidity monitoring procedures.

If the Corporation’s long-term credit rating was incrementally downgraded by one level by the rating agencies, we estimate the incremental cost of funds and the potential lost funding would continue to be negligible for senior and subordinated debt and short-term bank debt. Additionally, we do not believe that funding requirements for VIEs and other third party commitments would be significantly impacted. However, if the Corporation’s short-term credit rating was downgraded by one level, our incremental cost of funds and potential lost funding may be material due to the negative impacts on our commercial paper programs.

Since October 2008, Bank of America has had the ability to issue long-term senior unsecured debt through the TLGP program. This program gives us the ability to issue AAA-rated debt backed by the full faith and credit of the U.S. government regardless of our current credit rating. For further information regarding this program, see Regulatory Initiatives beginning on page 14.

The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund the holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. The primary measure used to assess the parent company’s liquidity is the “Time to Required Funding” during such a period of liquidity disruption. Since deposits are taken by the bank operating subsidiaries and not by the parent company, this measure is not dependent on the bank operating subsidiaries’ stable deposit balances. This measure assumes that the parent company is unable to generate funds from debt or equity issuance, receives no dividend income from subsidiaries, and no longer pays undeclared dividends to shareholders while continuing to meet nondiscretionary uses needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered the “Time to Required Funding.” ALCO approves the target range set for this metric, in months, and monitors adherence to the target. Maintaining excess parent company cash helps to facilitate the target range of 21 to 27 months for “Time to Required Funding” and is the primary driver of the timing and amount of the Corporation’s debt issuances. After incorporating the impacts of the Corporation’s acquisition of Merrill Lynch, including the $10.0 billion of Series Q Preferred Stock issued in connection with the TARP Capital Purchase Program, “Time to Required Funding” increased to 23 months at December 31, 2008, compared to 19 months at December 31, 2007. Excluding the impacts of Merrill Lynch acquisition and Series Q Preferred Stock issuance would result in a significantly higher “Time to Required Funding” as we had taken certain liquidity actions prior to December 31, 2008 in preparation for the Merrill Lynch acquisition. The bank operating subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised of available wholesale market capacity, liquidity derived from a reduction in asset levels and various secured funding sources.

The primary sources of funding for our banking subsidiaries include customer deposits and wholesale market-based funding. Primary uses of funds for the banking subsidiaries include growth in the core asset portfolios, including loan demand, and in the ALM portfolio. We use the ALM portfolio primarily to manage interest rate risk and liquidity risk.

Table 11  Credit Ratings

	Bank of America Corporation			Bank of America, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Short-term Borrowings	Long-term Debt
Moody’s Investors Service	A1	A2	P-1	P-1	Aa2
Standard & Poor’s	A+	A	A-1	A-1+	AA-
Fitch Ratings	A+	A	F1+	F1+	A+

50	Bank of America 2008

One ratio that can be used to monitor the stability of our funding composition and takes into account our deposit balances is the “loan to domestic deposit” ratio. This ratio reflects the percent of loans and leases that are funded by domestic core deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic core deposits. The ratio was 118 percent at December 31, 2008 compared to 127 percent at December 31, 2007.

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

The financial market disruptions that began in 2007 continued to impact the economy and financial services sector during 2008. The unsecured funding markets remained stressed and experienced short-term periods of illiquidity during the second half of the year as prime money market fund managers remained focused on redemptions and increased their portfolio composition to shorter and more liquid government-sponsored assets. As a result of the disruptions, the Corporation shifted to issuing FDIC guaranteed TLGP debt in the fourth quarter to generate material funding in the capital markets.

Our primary banking subsidiary, Bank of America, N.A., is maintaining historically high levels of cash with the Federal Reserve each day as well as ensuring an unused portion of high quality collateral is available to generate cash at all times. Further, Bank of America, N.A. maintains additional collateral that could utilize the Federal Reserve’s balance sheet through the Discount Window in the event of a deep and prolonged shock to funding markets.

The Corporation also utilizes overnight repo markets. During the most severe liquidity disruptions in the overnight repo markets we did not experience liquidity issues. Nonetheless, we have recently reduced overnight funding exposure at both the parent and banking subsidiary levels.

In addition, liquidity for ABS disappeared and issuance spreads rose to historic highs, negatively impacting our credit card securitization programs. If these conditions persist it could adversely affect our ability to access these markets at favorable terms in the future. Approximately $20.7 billion of debt issued through our U.S. credit card securitizations trust will mature in the upcoming 12 months. The U.S. credit card securitization trust had approximately $88.6 billion and $84.8 billion in outstanding securitized loans at December 31, 2008 and 2007 and the trust excess spread was 5.64 percent and 6.64 percent. If the 3-month average excess spread declines below 4.50 percent, the residual excess cash flows that are typically returned to the Corporation will be held by a trustee up to certain levels as additional credit enhancements to the investors. If the excess spread were to decline to zero percent, the trust would enter into early amortization, repayment of the debt issued through our credit card securitizations would be accelerated and the Corporation will have to fund all future credit card loan advances on-balance sheet. This could adversely impact the Corporation’s liquidity and capital.

As specifically permitted by the terms of the transaction documents, and in an effort to address the recent decline in the excess spread due to the performance of the underlying credit card receivables in the U.S.

credit card securitization trust, an additional subordinated security totaling approximately $8.0 billion will be issued by the trust to the Corporation in the first quarter of 2009. This security will provide additional credit enhancement to the trust and its investors. In addition, upon completion of requirements set forth in transaction documents, we plan to allocate a percentage of new receivables into the trust that, when collected, will be applied to finance charges, which is expected to increase the yield in the trust. These actions are not expected to have a significant impact on the Corporation’s results of operations. If these actions had occurred on December 31, 2008, the impact would have increased our Tier 1 risk-weighted assets by approximately $75 billion or six percent.

While market conditions have been challenging, we experienced a significant increase in deposits as we benefited from a consumer and business flight-to-safety in the second half of 2008. We have also taken direct actions to enhance our liquidity position during 2008 including receiving cash proceeds of $34.7 billion on the issuance of preferred stock, $9.9 billion of common stock, net of underwriting expenses, $8.5 billion of senior notes, $1.0 billion of Eurodollar floating rate notes and $15.6 billion of debt issued under the TLGP by the parent company. Included in the $34.7 billion of cash proceeds on the issuance of preferred stock is $15.0 billion related to the Series N Preferred Stock that was issued in connection with the TARP Capital Purchase Program, which is discussed further below. Furthermore, in January 2009, the Corporation issued Series Q Preferred Stock for an additional $10.0 billion of cash proceeds in connection with the TARP Capital Purchase Program.

In addition, in January 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of $20.0 billion in preferred stock. Further, the U.S. government has agreed in principle to provide protection against the possibility of unusually large losses on $118.0 billion in selected capital markets exposure, primarily from the former Merrill Lynch portfolio. As a fee for this arrangement, we expect to issue to the U.S. Treasury and FDIC a total of $4.0 billion of a new class of preferred stock and to issue warrants to acquire 30.1 million shares of Bank of America common stock. For more information, see the Recent Events section on page 16.

Lastly, Bank of America, N.A. issued $10.0 billion of senior unsecured bank notes, of which $6.0 billion included an extendible feature, $4.3 billion of debt under the TLGP, and $43.1 billion in short term bank notes. Also, several funding programs have been made available through the Federal Reserve which are more fully described in Regulatory Initiatives on page 14.

A majority of the long-term liquidity obtained by the Corporation under the TLGP since the announcement of the Merrill Lynch acquisition was completed in preparation for the funding needs of the combined organizations. We will continue to manage the liquidity position of the combined company through our ALM activities. Merrill Lynch had long-term debt outstanding with a fair value of $189.4 billion at acquisition. As the organizations integrate, the Corporation intends to utilize the capital markets to maintain its “Time to Required Funding” within the approved ALCO guidelines.

Regulatory Capital

At December 31, 2008, the Corporation operated its banking activities primarily under three charters: Bank of America, N.A., FIA Card Services, N.A., and Countrywide Bank, FSB. Effective October 17, 2008, LaSalle Bank, N.A. merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. As a regulated financial services company, we are governed by certain regulatory capital requirements. At December 31, 2008 and 2007, the Corporation, Bank of America, N.A., and FIA Card Services, N.A., were classified as “well-capitalized” for regulatory purposes, the highest classification. Effective July 1, 2008, we

Bank of America 2008	51

acquired Countrywide Bank, FSB which is regulated by the Office of Thrift Supervision (OTS) and is, therefore, subject to OTS capital requirements. Countrywide Bank, FSB is required by OTS regulations to maintain a tangible equity ratio of at least two percent to avoid being classified as “critically undercapitalized.” At December 31, 2008, Countrywide Bank, FSB’s tangible equity ratio was 6.64 percent and was classified as “well-capitalized” for regulatory purposes. Management believes that the Corporation, Bank of America, N.A., FIA Card Services, N.A. and Countrywide Bank, FSB will remain “well-capitalized.”

Certain corporate sponsored trust companies which issue trust preferred securities (Trust Securities) are not consolidated pursuant to FIN 46R. In accordance with FRB guidance, the FRB allows Trust Securities to qualify as Tier 1 Capital with revised quantitative limits that would be effective on March 31, 2009. As a result, we include Trust Securities in Tier 1 Capital.

Such limits restricted core capital elements to 15 percent for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At December 31, 2008, the Corporation’s restricted core capital elements comprised 14.7 percent of total core capital elements. The Corporation expects to remain fully compliant with the revised limits prior to the implementation date of March 31, 2009.

Table 12 reconciles the Corporation’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB, the FDIC, the OCC and the OTS at December 31, 2008 and 2007.

At December 31, 2008, the Corporation’s Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 9.15 percent, 13.00 percent, and 6.44 percent, respectively. See Note 15 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements for more information on the Corporation’s regulatory capital.

The Corporation calculates tangible common equity as common shareholders’ equity less goodwill and intangible assets (excluding MSRs) divided by total assets less goodwill and intangible assets (excluding MSRs). Our tangible common equity ratio decreased to 2.83 percent at December 31, 2008 as compared to 3.35 percent at December 31, 2007 as the favorable impact to common equity from the issuance of common stock and net income during the year was more than offset by dividend payments and an increased loss in accumulated OCI. Management remains focused on balance sheet discipline and reducing non-core business asset levels to improve this ratio in future periods. Unlike the Tier 1 Capital ratio, the tangible common equity ratio is subject to fluctuations in accumulated OCI, including unrealized losses on AFS debt securities that we expect to return to par upon their maturity, which adversely impacted this ratio at December 31, 2008.

On January 1, 2009, we completed the acquisition of Merrill Lynch and subsequently issued an additional $10.0 billion of preferred stock in connection with the TARP Capital Purchase Program. In addition, on January 16, 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of $20.0 billion in preferred stock. Further, the U.S. government has agreed in principle to provide protection against the possibility of unusually large losses on $118.0 billion in selected capital markets exposure, primarily from the former Merrill Lynch portfolio. As a fee for this arrangement, we expect to issue to the U.S. Treasury and FDIC a total of $4.0 billion of a new class of preferred stock. On a pro forma basis the net impact of the additional capital actions and the acquisition of Merrill Lynch would result in a Tier 1 Capital ratio of approximately 10.7 percent and tangible common equity ratio of 2.6 percent at December 31, 2008.

Management continuously evaluates opportunities to build to the Corporation’s capital position. During this heightened period of market stress, there is limited ability to source meaningful private-sector capital. Management therefore remains focused on managing asset-levels appropriately – ensuring we deploy TARP funds to core lending businesses and trimming other assets in non-core businesses. The Merrill Lynch balance sheet ended the year at approximately $650 billion; down from $875 billion at September 30, 2008. These reductions provided significant benefit to capital, while not forgoing meaningful earnings to the Corporation. Management is also focused on disciplined expense management to further contribute to the Corporation’s capital position through earnings generation. The government actions noted above ensures the Corporation has adequate capital to manage through this earnings cycle, but we are clearly focused on evaluating opportunities to repay the U. S. government as soon as possible. Obviously the earnings environment and overall health of markets will dictate the pace in which we are able to accomplish these objectives. Further, management is engaged in holistic stress-testing of the Corporation’s earnings, capital, and liquidity position. Management recognizes the interdependencies and the importance of planning under a wide range of potential scenarios in light of the historic volatility witnessed over the past 18 months.

Table 12  Reconciliation of Tier 1 and Total Capital

	December 31
(Dollars in millions)	2008	2007
Tier 1 Capital
Total shareholders’ equity	$177,052	$146,803
Goodwill	(81,934)	(77,530)
Nonqualifying intangible assets (1)	(4,195)	(5,239)
Effect of net unrealized (gains) losses on AFS debt and marketable equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax	5,479	(2,149)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	4,642	1,301
Trust securities	18,105	16,863
Other	1,665	3,323
Total Tier 1 Capital	120,814	83,372
Long-term debt qualifying as Tier 2 Capital	31,312	31,771
Allowance for loan and lease losses	23,071	11,588
Reserve for unfunded lending commitments	421	518
Other (2)	(3,957)	6,471
Total Capital	$171,661	$133,720
(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships and other intangibles.
(2)	At December 31, 2008 and 2007, includes 45 percent of the pre-tax fair value adjustment of $3.5 billion and $6.0 billion related to the Corporation’s stock investment in CCB.

52	Bank of America 2008

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

The Basel II Final Rule (Basel II Rules), which was published on December 7, 2007, establish requirements for the U.S. implementation and provide detailed capital requirements for credit and operational risk under Pillar 1, supervisory requirements under Pillar 2 and disclosure requirements under Pillar 3. We are still awaiting final rules for market risk requirements under Basel II.

The Basel II Rules allowed U.S. financial institutions to begin parallel reporting as early as 2008, upon successful development and approval of a formal Implementation Plan, which was approved during the third quarter of 2008. During the parallel period, the resulting capital calculations under both the current (Basel I) rules and the Basel II Rules should be reported to the financial institutions’ regulatory supervisors for examination and compliance for at least four consecutive quarterly periods. Once the parallel period and subsequent three-year transition period are successfully completed, the financial institution will utilize Basel II as their means of capital adequacy assessment, measurement and reporting and discontinue use of Basel I.

With the acquisition of Countrywide during 2008 and Merrill Lynch effective January 1, 2009, the Corporation has 24 months from the date of each acquisition to fully incorporate and transition all data necessary to successfully complete the more robust Basel II calculations. We continue to work with the FRB, OCC, OTS and FDIC (collectively, the Agencies) and with our transition team to meet these timelines and expect to meet or exceed these requirements.

We continue execution efforts to ensure preparedness with all Basel II requirements. The goal is to achieve full compliance by the end of the three-year implementation period in 2011. Further, internationally Basel II was implemented in several countries during 2008, while others will begin implementation in 2009 and beyond.

Common Share Issuances and Repurchases

In January of 2009, the Corporation issued common stock in connection with its acquisition of Merrill Lynch and warrants to purchase common stock in connection with preferred stock issuances to the U.S. government. For additional information regarding the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements. For additional information regarding the issuance of warrants to purchase common stock, see Note 25 – Subsequent Events to the Consolidated Financial Statements.

We may repurchase shares, subject to certain restrictions including those imposed by the U.S. government, from time to time, in the open market or in private transactions through our approved repurchase programs. We did not repurchase any shares of the Corporation’s common stock during 2008 and we issued 107 million shares in connection with the Countrywide acquisition and 17.8 million shares under employee stock plans. In addition, in October 2008, we issued 455 million shares of common stock at $22.00 per share with proceeds of $9.9 billion, net of underwriting expenses.

To replace the expiring stock repurchase program, in July 2008, the Board authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion that is limited to a period of 12 to 18 months. This program is also subject to the repurchase restrictions.

For more information on our common share issuances and repurchases, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Common Stock Dividends

The table below is a summary of our regular quarterly cash dividends on common stock as of February 27, 2009. In October 2008, to position our dividend to better match our earnings, we announced a 50 percent reduction in our regular quarterly cash dividend on common stock to $0.32 per share. In January 2009, we further reduced our regular quarterly dividend to $0.01 per share. The declaration of common stock dividends is subject to restrictions that are described in detail in Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Preferred Stock Issuances

In October 2008, in connection with the TARP Capital Purchase Program, created as part of the EESA, we issued to the U.S. Treasury 600 thousand shares of Series N Preferred Stock with a par value of $0.01 per share for $15.0 billion. In addition, in January of 2009 we issued an additional $30.0 billion of preferred stock to the U.S. government. Further, the U.S. government has agreed in principle to provide protection against the possibility of unusually large losses on $118.0 billion in selected capital markets exposure, primarily from the former Merrill Lynch portfolio. As a fee for this arrangement, we expect to issue to the U.S. Treasury and FDIC a total of $4.0 billion of a new class of preferred stock. For more information on the January 2009 issuances and the U.S. government guarantee, see Recent Events beginning on page 16 and Note 25 – Subsequent Events to the Consolidated Financial Statements.

Under the TARP Capital Purchase Program dividend payments on, and repurchases of, our outstanding preferred stock are subject to certain restrictions. For more information on these restrictions, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Table 13  Common Stock Dividend Summary

Declaration Date	Record Date	Payment Date	Dividend per Share
January 16, 2009	March 6, 2009	March 27, 2009	$0.01
October 6, 2008	December 5, 2008	December 26, 2008	0.32
July 23, 2008	September 5, 2008	September 26, 2008	0.64
April 23, 2008	June 6, 2008	June 27, 2008	0.64
January 23, 2008	March 7, 2008	March 28, 2008	0.64

Bank of America 2008	53

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

For additional information on the issuance of preferred stock, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Preferred Stock Dividends

In 2008, we declared a total of $1.3 billion in cash dividends on our various series of preferred stock, which does not include $130 million of fourth quarter 2008 Series N cumulative preferred dividends not declared as of year end. In addition, in January 2009, we declared aggregate dividends on preferred stock of $909 million, including $145 million related to preferred stock exchanged in connection with the Merrill Lynch acquisition. We estimate that the potential aggregate cash dividends on various series of our preferred stock in the first quarter of 2009, subject to the Board’s future declaration and assuming no conversion of convertible shares, will be $1.4 billion. For additional information on our preferred stock, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

The following table is a summary of our cash dividends on preferred stock as of February 27, 2009.

Table 14   Preferred Stock Cash Dividend Summary

Preferred Stock	Notional Amount (in millions)	Declaration Date		Record Date	Payment Date	Per Annum Dividend Rate	Dividend per Share
Series B	$1	January 16, 2009		April 10, 2009	April 24, 2009	7.00%	$1.75
		October 6, 2008		January 9, 2009	January 23, 2009	7.00	1.75
		July 23, 2008		October 8, 2008	October 24, 2008	7.00	1.75
		April 23, 2008		July 9, 2008	July 25, 2008	7.00	1.75
		January 23, 2008		April 11, 2008	April 25, 2008	7.00	1.75
Series D (1)	$825	January 5, 2009		February 27, 2009	March 16, 2009	6.204%	$0.38775
		October 2, 2008		November 28, 2008	December 15, 2008	6.204	0.38775
		July 3, 2008		August 29, 2008	September 15, 2008	6.204	0.38775
		April 3, 2008		May 30, 2008	June 16, 2008	6.204	0.38775
		January 3, 2008		February 29, 2008	March 14, 2008	6.204	0.38775
Series E (1)	$2,025	January 5, 2009		January 30, 2009	February 17, 2009	Floating	$0.25556
		October 2, 2008		October 31, 2008	November 17, 2008	Floating	0.25556
		July 3, 2008		July 31, 2008	August 15, 2008	Floating	0.25556
		April 3, 2008		April 30, 2008	May 15, 2008	Floating	0.25
		January 3, 2008		January 31, 2008	February 15, 2008	Floating	0.33342
Series H (1)	$2,925	January 5, 2009		January 15, 2009	February 2, 2009	8.20%	$0.51250
		October 2, 2008		October 15, 2008	November 3, 2008	8.20	0.51250
		July 3, 2008	(2)	July 15, 2008	August 1, 2008	8.20	0.3929
Series I (1)	$550	January 5, 2009		March 15, 2009	April 1, 2009	6.625%	$0.41406
		October 2, 2008		December 15, 2008	December 31, 2008	6.625	0.41406
		July 3, 2008		September 15, 2008	October 1, 2008	6.625	0.41406
		April 3, 2008		June 15, 2008	July 1, 2008	6.625	0.41406
		January 3, 2008		March 15, 2008	April 1, 2008	6.625	0.41406
Series J (1)	$1,035	January 5, 2009		January 15, 2009	February 2, 2009	7.25%	$0.45312
		October 2, 2008		October 15, 2008	November 3, 2008	7.25	0.45312
		July 3, 2008		July 15, 2008	August 1, 2008	7.25	0.45312
		April 3, 2008		April 15, 2008	May 1, 2008	7.25	0.45312
		January 3, 2008	(2)	January 15, 2008	February 1, 2008	7.25	0.35750
Series K (3, 4)	$6,000	January 5, 2009		January 15, 2009	January 30, 2009	Fixed-to-Floating	$40.00
		July 3, 2008	(2)	July 15, 2008	July 30, 2008	Fixed-to-Floating	40.00
Series L	$6,900	December 16, 2008		January 1, 2009	January 30, 2009	7.25%	$18.1250
		September 16, 2008		October 1, 2008	October 30, 2008	7.25	18.1250
		June 13, 2008		July 1, 2008	July 30, 2008	7.25	18.1250
		March 14, 2008	(2)	April 1, 2008	April 30, 2008	7.25	18.3264
Series M (3, 4)	$4,000	October 2, 2008	(2)	October 31, 2008	November 17, 2008	Fixed-to-Floating	$44.0104
Series N	$15,000	January 5, 2009	(2)	January 31, 2009	February 17, 2009	5.00%	$371.53
Series Q	$10,000	January 21, 2009	(2)	January 31, 2009	February 17, 2009	5.00%	$125
Series R	$20,000	January 21, 2009	(2)	January 31, 2009	February 17, 2009	8.00%	$161.11
(1)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.
(2)	Initial dividends
(3)	Initially pays dividends semi-annually.
(4)	Dividends per depository share, each representing a 1/25th interest in a share of preferred stock.

54	Bank of America 2008

Credit Risk Management

The housing downturn and the financial market disruptions that began in the second half of 2007 have continued to affect the economy and the financial services sector in 2008. The housing downturn and the broader economic slowdown accelerated during the second half of 2008 and negatively impacted the credit quality of both our consumer and commercial portfolios. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of our portfolios remain unclear. However, we expect continued market turbulence and economic uncertainty to continue well into 2009. This will result in higher credit losses and provision for credit losses in future periods.

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

For credit risk purposes, we evaluate our consumer businesses on both a held and managed basis. Managed basis assumes that credit card loans that have been securitized were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. We evaluate credit performance on a managed basis as the credit card receivables that have been securitized are subject to the same underwriting, servicing, ongoing monitoring and collection standards as held loans. In addition to the discussion of credit quality statistics of both held and managed credit card loans included in this section, refer to the Card Services discussion on page 29. For additional information on our managed portfolio and securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.

We continue to refine our credit standards to meet the changing economic environment. We have adjusted our underwriting criteria, as well as enhanced our line management and collection strategies across the consumer businesses in an attempt to mitigate losses. We have increased our collections and customer assistance infrastructure in order to enhance customer support.

In our domestic consumer credit card business, we have implemented a number of initiatives to mitigate losses including increased use of judgmental lending, adjusted underwriting, account and line management standards, particularly in higher-risk geographies, and increased collections staffing levels. In response to the significant deterioration in our consumer real estate portfolio we have implemented initiatives including underwriting changes on newly originated consumer real estate loans which increased the minimum FICO score and reduced the maximum loan-to-value (LTVs) and combined loan-to-values (CLTVs). Additional LTV and CLTV reductions were implemented for higher risk geographies. In our home equity portfolio, we have also reduced unfunded lines on deteriorating accounts with declining equity positions.

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

To mitigate losses in the commercial businesses, we have increased the frequency and intensity of portfolio monitoring, hedging activity and our efforts in managing the exposure when we begin to see signs of deterioration. As part of our underwriting process we have increased scrutiny around stress analysis and required pricing and structure to reflect current market dynamics. Given the volatility of the financial markets, we increased the frequency of various tests designed to understand what the volatility could mean to our underlying credit risk. Given the single name risk associated with the problems in the financial markets, we used a real-time counterparty event management process to monitor key counterparties. A number of initiatives have also been implemented in our small business commercial – domestic portfolio including changes to underwriting thresholds, augmented by a granular decision making process by experienced underwriters including increasing minimum FICO scores and lowering initial line assignments. We have also decreased credit lines on higher risk customers in higher risk states and industries.

Further, we are increasing our customer assistance and collections infrastructure and have instituted a number of other initiatives related to our credit portfolios in an attempt to mitigate losses and enhance our support for our customers. To help homeowners avoid foreclosure, Bank of America and Countrywide modified approximately 230,000 home loans during 2008. The majority of these home retention solutions were extended as part of a broader initiative to offer modifications for approximately $100 billion in mortgage financing for up to 630,000 borrowers over the next several years. In addition to being committed to the loan modification programs the Corporation continued to focus on lending by extending more than $115 billion of new credit during the fourth quarter. For more information, see Recent Events on page 16.

On July 1, 2008, the Corporation acquired Countrywide creating one of the largest mortgage originators and servicers. We will continue our practice of not originating subprime mortgages and certain nontraditional mortgages, and as such will not offer products such as Countrywide’s pay-option and payment advantage ARMs (pay option loans), which we classify as discontinued real estate in the Consumer Portfolio Credit Risk Management discussion. We have significantly curtailed the production of other nontraditional mortgages, such as certain low-documentation loans.

In addition, we will continue to offer first-lien mortgages conforming to the underwriting standards of GSEs and the government, including loans supported by the FHA and the Department of Veterans Affairs and other loans designed for low and moderate income borrowers (e.g., Community Reinvestment Act loans). We will also continue to offer first-lien non-conforming loans, interest-only fixed-rate and ARMs that are subject to a 10-year minimum interest-only period, and fixed-period ARMs.

Bank of America 2008	55

On January 1, 2009, the Corporation acquired Merrill Lynch which contributed to both our consumer and commercial loans and commitments. Acquired consumer loans consist of residential mortgages, home equity loans and lines of credit and direct/indirect and other loans. Commercial loans were comprised of both investment and non-investment grade loans and include exposures to CMBS, monolines and leveraged finance. Consistent with other acquisitions, we will incorporate the acquired assets into our overall credit risk management processes and enhance disclosures where appropriate.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to help determine both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for loan and lease losses, and economic capital allocations for credit risk.

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

The merger with Merrill Lynch will increase our concentrations to certain products and loan types. These increases are primarily in the residential mortgage, home equity and direct/indirect portfolios.

Consumer Credit Portfolio

Overall, consumer credit quality indicators deteriorated during 2008 as our customers were negatively impacted by the slowing economy. Continued weakness in the housing markets, rising unemployment and underemployment, and tighter credit conditions resulted in rising credit risk across all our consumer portfolios. The deterioration in the consumer credit quality indicators accelerated during the fourth quarter.

Table 15 presents our consumer loans and leases and our managed credit card portfolio, and related credit quality information. Loans that were acquired from Countrywide that were considered impaired were written down to fair value at acquisition in accordance with SOP 03-3. Refer to the SOP 03-3 discussion beginning on page 59 for more information. In addition to being included in the “Outstandings” column below, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “SOP 03-3 Portfolio” column.

Table 15   Consumer Loans and Leases

	December 31
	Outstandings		Nonperforming (1, 2, 3)		Accruing Past Due 90 Days or More (3, 4)		SOP 03-3 Portfolio (5)
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008
Held basis
Residential mortgage	$247,999	$274,949	$7,044	$1,999	$372	$237	$9,949
Home equity	152,547	114,820	2,670	1,340	–	–	14,163
Discontinued real estate (6)	19,981	n/a	77	n/a	–	n/a	18,097
Credit card – domestic	64,128	65,774	n/a	n/a	2,197	1,855	n/a
Credit card – foreign	17,146	14,950	n/a	n/a	368	272	n/a
Direct/Indirect consumer (7)	83,436	76,538	26	8	1,370	745	n/a
Other consumer (8)	3,442	4,170	91	95	4	4	n/a
Total held	$588,679	$551,201	$9,908	$3,442	$4,311	$3,113	$42,209
Supplemental managed basis data
Credit card – domestic	$154,151	$151,862	n/a	n/a	$5,033	$4,170	n/a
Credit card – foreign	28,083	31,829	n/a	n/a	717	714	n/a
Total credit card – managed	$182,234	$183,691	n/a	n/a	$5,750	$4,884	n/a
(1)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming held consumer loans and leases as a percentage of outstanding consumer loans and leases were 1.68 percent (1.81 percent excluding the SOP 03-3 portfolio) and 0.62 percent at December 31, 2008 and 2007.

(3)

Balances do not include loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)

Accruing held consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.73 percent (0.79 percent excluding the SOP 03-3 portfolio) and 0.57 percent at December 31, 2008 and 2007.

(5)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. These amounts are included in the Outstandings column in this table.

(6)	Discontinued real estate includes pay option loans and subprime loans obtained in connection with the acquisition of Countrywide. The Corporation no longer originates these products.
(7)	Outstandings include foreign consumer loans of $1.8 billion and $3.4 billion at December 31, 2008 and 2007.
(8)	Outstandings include consumer finance loans of $2.6 billion and $3.0 billion, and other foreign consumer loans of $618 million and $829 million at and December 31, 2008 and 2007.
n/a	= not applicable

56	Bank of America 2008

Table 16  Consumer Net Charge-offs/Net Losses and Related Ratios

	Net Charge-offs/Losses		Net Charge-off/Loss Ratios (1, 2)
(Dollars in millions)	2008	2007	2008	2007
Held basis
Residential mortgage	$925	$56	0.36%	0.02%
Home equity	3,496	274	2.59	0.28
Discontinued real estate	16	n/a	0.15	n/a
Credit card – domestic	4,161	3,063	6.57	5.29
Credit card – foreign	551	379	3.34	3.06
Direct/Indirect consumer	3,114	1,373	3.77	1.96
Other consumer	399	278	10.46	6.18
Total held	$12,662	$5,423	2.21	1.07
Supplemental managed basis data
Credit card – domestic	$10,054	$6,960	6.60	4.91
Credit card – foreign	1,328	1,254	4.17	4.24
Total credit card – managed	$11,382	$8,214	6.18	4.79
(1)

Net charge-off/loss ratios are calculated as held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the year for each loan and lease category.

(2)

Net charge-off ratios excluding the SOP 03-3 portfolio were 2.73 percent for home equity, 1.33 percent for discontinued real estate and 2.29 percent for the total held portfolio for 2008. These are the only product classifications materially impacted by SOP 03-3 for 2008. For these loan and lease categories the dollar amounts of the net charge-offs were unchanged.

n/a = not applicable

Table 16 presents net charge-offs and related ratios for our consumer loans and leases and net losses and related ratios for our managed credit card portfolio for 2008 and 2007. The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate benefit from the addition of the Countrywide SOP 03-3 portfolio as the initial fair value adjustments recorded on those loans at acquisition would have already included the estimated credit losses. The reported net charge-offs for residential mortgage do not include the benefits of amounts reimbursable under cash collateralized synthetic securitizations. Adjusting for the benefit of this credit protection, the residential mortgage net charge-off ratio in 2008 would have been reduced by four bps.

In certain cases, the inclusion of the SOP 03-3 portfolio, which was written down to fair value at acquisition, may impact portfolio credit statistics and trends. We believe that the presentation of information adjusted to exclude the impacts of the SOP 03-3 portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the discussions below of the residential mortgage, home equity and discontinued real estate portfolios, we supplement certain reported statistics with information that is adjusted to exclude the impacts of the SOP 03-3 portfolio. In addition, beginning on page 59, we separately disclose information on the SOP 03-3 portfolio.

Residential Mortgage

The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 42 percent of consumer loans and leases (44 percent excluding the SOP 03-3 portfolio) at December 31, 2008. Approximately 14 percent of the residential portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our affluent customers. The remaining portion of the portfolio is mostly in All Other, and is comprised of both purchased loans, including certain loans from the Countrywide portfolio, as well as residential loans originated for our customers which are used in our overall ALM activities.

Outstanding loans and leases decreased $27.0 billion at December 31, 2008 compared to 2007 due to sales and conversions of loans into retained mortgage backed securities totaling $56.8 billion as well as paydowns partially offset by new loan originations and the addition of the Countrywide portfolio. The Countrywide acquisition added $26.8 billion of residential mortgage outstandings, of which $9.9 billion are included in the SOP 03-3 portfolio. Nonperforming balances increased $5.0 billion due to the impacts of weak housing and economic conditions and the addition of the non SOP 03-3 Countrywide portfolio due to subsequent credit deterioration after acquisition. At December 31, 2008 and 2007, loans past due 90 days or more and still accruing interest of $372 million and $237 million were related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.

Net charge-offs increased $869 million to $925 million for 2008, or 0.36 percent of total average residential mortgage loans compared to 0.02 percent for 2007. The increase was reflective of the impacts of the weak housing markets and the slowing economy. See page 59 for more information on the SOP 03-3 residential mortgage portfolio.

We mitigate a portion of our credit risk through synthetic securitizations which are cash collateralized and provide mezzanine risk protection which will reimburse us in the event that losses exceed 10 bps of the original pool balance. As of December 31, 2008 and 2007, $109.3 billion and $140.5 billion of mortgage loans were protected by these agreements. As of December 31, 2008, $146 million of credit and other related costs recognized in 2008 were reimbursable under these structures. In addition, we have entered into credit protection agreements with GSEs on $9.6 billion and $32.9 billion as of December 31, 2008 and 2007, providing full protection on conforming residential mortgage loans that become severely delinquent. Combined these structures provided risk mitigation for approximately 48 percent and 63 percent of our residential mortgage portfolio at December 31, 2008 and 2007. The reduction in the protection was driven by an increase in loan sales and securitizations during the period, some of which were insured, and the percentage of protection was also impacted by the addition of Countrywide mortgages resulting from the acquisition. Our regulatory risk-weighted assets are reduced as a result of these risk protection transactions because we transferred a portion of our credit risk to unaffiliated parties. At December 31, 2008 and 2007, these transactions had the cumulative effect of reducing our risk-weighted assets by

Bank of America 2008	57

Table 17  Residential Mortgage State Concentrations

	December 31, 2008				Year Ended December 31, 2008
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$84,847	35.6%	$2,028	28.8%	$411	44.4%
Florida	15,787	6.6	1,012	14.4	154	16.6
New York	15,539	6.5	255	3.6	5	0.5
Texas	10,804	4.5	315	4.5	20	2.2
Virginia	9,696	4.1	229	3.2	32	3.5
Other U.S./Foreign	101,377	42.7	3,205	45.5	303	32.8
Total residential mortgage loans (excluding SOP 03-3 loans)	$238,050	100.0%	$7,044	100.0%	$925	100.0%
Total SOP 03-3 residential mortgage loans (1)	9,949
Total residential mortgage loans	$247,999
(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See page 59 for the discussion of the characteristics of the SOP 03-3 loans.

$34.0 billion and $49.0 billion, and strengthened our Tier 1 Capital ratio at December 31, 2008 and 2007 by 24 bps and 27 bps.

Excluding the SOP 03-3 portfolio, residential mortgage loans with greater than 90 percent refreshed LTV represented 23 percent of the portfolio and those loans with refreshed FICO lower than 620 represented eight percent of the portfolio. In addition, residential mortgage loans to borrowers in the state of California represented 36 percent and 32 percent of total residential mortgage loans at December 31, 2008 and 2007. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent and 11 percent of the total residential mortgage portfolio at December 31, 2008 and 2007. In addition, residential mortgage loans to borrowers in the state of Florida represented seven percent and six percent of the total residential mortgage portfolio at December 31, 2008 and 2007. Additionally, 56 percent and 40 percent of loans in California and Florida are in reference pools of synthetic securitizations, as described above, which provide mezzanine risk protection. Total credit risk on three percent of our mortgage loans in Florida has been mitigated through the purchase of protection from government sponsored entities. The table above presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At December 31, 2008, our CRA portfolio comprised seven percent of the total ending residential mortgage loan balances but comprised 24 percent of nonperforming residential mortgage loans. This portfolio also comprised 27 percent of residential mortgage net charge-offs during 2008. While approximately 48 percent of our residential mortgage portfolio carries risk mitigation protection, only a small portion of our CRA portfolio is covered by this protection.

Home Equity

At December 31, 2008, approximately 79 percent of the home equity portfolio was included in GCSBB, while the remainder of the portfolio was primarily in GWIM. Outstanding home equity loans increased $37.7 billion, or 33 percent, at December 31, 2008 compared to December 31, 2007, primarily due to the Countrywide acquisition which added approximately $29.0 billion in home equity loans of which $14.2 billion is included in the SOP 03-3 portfolio. An additional $25.0 billion in organic growth and draws on existing lines was partially offset by paydowns and net charge-offs. See page 59 for more information on the SOP 03-3 home equity portfolio.

Home equity unused lines of credit totaled $107.4 billion at December 31, 2008 compared to $120.1 billion at December 31, 2007. The $12.7 billion decrease was driven primarily by higher account utilization due to draws on existing lines as well as line management initiatives on deteriorating accounts with declining equity positions partially offset by the addition of the Countrywide portfolio which added $4.5 billion of unused lines related to the non SOP 03-3 portfolio. The home equity utilization rate was 52 percent at December 31, 2008 compared to 44 percent at December 31, 2007. The increase was driven by the same factors as previously discussed as well as the addition of the Countrywide portfolio which had a higher utilization rate.

Nonperforming home equity loans increased $1.3 billion compared to December 31, 2007 and net charge-offs increased $3.2 billion to $3.5 billion for 2008, or 2.59 percent (2.73 percent excluding the SOP 03-3 portfolio) of total average home equity loans compared to 0.28 percent in 2007. These increases were driven by continued weakness in the housing markets, the slowing economy and seasoning of vintages originated in periods of higher growth. Additionally, the increase was driven by high refreshed CLTV loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced and in some cases resulted in no collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted.

Excluding the SOP 03-3 portfolio, home equity loans with greater than 90 percent refreshed CLTV comprised 37 percent of the home equity portfolio at December 31, 2008, and represented 85 percent of net charge-offs for 2008. In addition, loans with a refreshed FICO lower than 620 represented 10 percent of the home equity loans at December 31, 2008. The 2006 vintage loans, which represent $34.2 billion, or 25 percent of our home equity portfolio, continue to season and have a higher refreshed CLTV and accounted for approximately 49 percent of net charge-offs for 2008. The portfolio’s 2007 vintages, which represent 26 percent of the portfolio, are showing similar asset quality characteristics as the 2006 vintages and accounted for 28 percent of net charge-offs in 2008. Additionally, legacy Bank of America discontinued the program of purchasing non-franchise originated loans in the second quarter of 2007. These purchased loans represented only three percent of the portfolio but accounted for 17 percent of net charge-offs for 2008.

58	Bank of America 2008

Table 18    Home Equity State Concentrations

	December 31, 2008				Year Ended December 31, 2008
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$38,015	27.5%	$857	32.1%	$1,464	41.9%
Florida	17,893	12.9	597	22.4	788	22.6
New Jersey	8,929	6.5	126	4.7	96	2.7
New York	8,602	6.2	176	6.6	96	2.7
Massachusetts	6,008	4.3	48	1.8	56	1.6
Other U.S./Foreign	58,937	42.6	866	32.4	996	28.5
Total home equity loans (excluding SOP 03-3 loans)	$138,384	100.0%	$2,670	100.0%	$3,496	100.0%
Total SOP 03-3 home equity loans (1)	14,163
Total home equity loans	$152,547
(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See the SOP 03-3 Portfolio section below for the discussion of the characteristics of the SOP 03-3 loans.

Excluding the SOP 03-3 portfolio, our home equity loan portfolio in the states of California and Florida represented in aggregate 40 percent and 39 percent of outstanding home equity loans at December 31, 2008 and 2007. These states accounted for $1.5 billion, or 55 percent, of nonperforming home equity loans at December 31, 2008. In addition, these states represented 65 percent of the home equity net charge-offs for 2008. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at December 31, 2008 but comprised only five percent of net charge offs for 2008. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at December 31, 2008 and 11 percent of net charge-offs for 2008. The table above presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity portfolio.

Discontinued Real Estate

The discontinued real estate portfolio, totaling $20.0 billion at December 31, 2008, consisted of pay-option and subprime loans obtained in connection with the acquisition of Countrywide. At acquisition, the majority of the discontinued real estate portfolio was considered impaired and, in accordance with SOP 03-3, written down to fair value. At December 31, 2008 the SOP 03-3 portfolio comprised $18.1 billion of the $20.0 billion discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See the SOP 03-3 portfolio discussion to follow for more information on the discontinued real estate portfolio.

At December 31, 2008, the non SOP 03-3 discontinued real estate portfolio was $1.9 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 13 percent of this portfolio and those with refreshed FICO scores lower than 620 represented 17 percent of the portfolio. California represented 31 percent of the portfolio and 22 percent of the nonperforming loans while Florida represented 10 percent of the portfolio and 17 percent of the nonperforming loans at December 31, 2008. The Los Angeles-Long Beach-Santa Ana MSA within California made up 14 percent of outstanding discontinued real estate loans at December 31, 2008.

SOP 03-3 Portfolio

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under SOP

03-3. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores, and refreshed LTVs, some of which were not immediately available as of the purchase date. SOP 03-3 addresses accounting for differences between contractual and expected cash flows to be collected from the Corporation’s initial investment in loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that acquired impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired that are within the scope of this SOP. The SOP 03-3 portfolio associated with the acquisition of LaSalle did not materially impact results during 2008 and is excluded from the following discussion.

In accordance with SOP 03-3, certain acquired loans of Countrywide that were considered impaired were written down to fair value at the acquisition date. As a result, there were no reported net charge-offs in 2008 on these loans as the initial fair value at acquisition date would have already considered the estimated credit losses on these loans. As of December 31, 2008, the carrying value was $42.2 billion, excluding the $750 million in incremental allowance, and the unpaid principal balance of these loans was $55.4 billion. SOP 03-3 does not apply to loans Countrywide previously securitized as they are not held on the Corporation’s Balance Sheet. During 2008, had the acquired portfolios not been subject to SOP 03-3, we would have recorded additional net charge-offs of $3.6 billion, of which approximately 13 percent would have been due to conforming accounting adjustments. Subsequent to the July 1, 2008 acquisition of Countrywide, the SOP 03-3 portfolio experienced further credit deterioration due to weakness in the housing markets and the impacts of a slowing economy. As such, we established a $750 million allowance for loan loss through a charge to the provision for credit losses comprised of $584 million for discontinued real estate loans and $166 million for home equity loans. For further information regarding loans accounted for in accordance with SOP 03-3, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

In the following paragraphs we provide additional information on the residential mortgage, home equity and discontinued real estate loans that were accounted for under SOP 03-3. Since these loans were written down to fair value upon acquisition, we are reporting this information separately. In certain cases, we supplement the reported statistics on these SOP 03-3 portfolios with information that is presented as if the acquired loans had not been subject to SOP 03-3.

Bank of America 2008	59

Table 19  SOP 03-3 Portfolio – Residential Mortgage State Concentrations

	December 31, 2008		Year Ended December 31, 2008
	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
California	$5,598	56.3%	$177	40.4%
Florida	771	7.7	103	23.5
Virginia	553	5.6	14	3.2
Maryland	251	2.5	6	1.4
Texas	147	1.5	5	1.1
Other U.S. / Foreign	2,629	26.4	133	30.4
Total SOP 03-3 residential mortgage loans	$9,949	100.0%	$438	100.0%
(1)	Represents additional net charge-offs for 2008 had the portfolio not been subject to SOP 03-3.

Residential Mortgage

The residential mortgage SOP 03-3 portfolio outstandings were $9.9 billion at December 31, 2008 and comprised 24 percent of the total SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 26 percent of the residential mortgage SOP 03-3 portfolio at December 31, 2008. Refreshed LTVs greater than 90 percent after consideration of purchase accounting adjustments and refreshed LTVs greater than 90 percent based on the unpaid principal balance represented 58 percent and 82 percent of the residential mortgage portfolio.

California represented approximately 56 percent of the outstanding residential mortgage SOP 03-3 portfolio and Florida represented approximately eight percent at December 31, 2008. Had the acquired portfolio not been subject to SOP 03-3 the residential mortgage portfolio would have recorded additional net charge-offs of $438 million. The table above presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

Home Equity

The home equity SOP 03-3 outstandings were $14.2 billion at December 31, 2008 and comprised 34 percent of the total SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 19 percent of the home equity SOP 03-3 portfolio at December 31, 2008. Refreshed CLTVs greater than 90 percent repre-

sented 80 percent of the home equity portfolio after consideration of purchase accounting adjustments. Refreshed CLTVs greater than 90 percent based on the unpaid principal balance represented 88 percent of the home equity portfolio at December 31, 2008.

California represented approximately 36 percent of the outstanding home equity SOP 03-3 portfolio and Florida represented approximately seven percent at December 31, 2008. Had the acquired portfolio not been subject to SOP 03-3 the home equity portfolio would have recorded additional net charge-offs of $1.5 billion. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

Discontinued Real Estate

The discontinued real estate SOP 03-3 portfolio outstandings were $18.1 billion at December 31, 2008 and comprised 42 percent of the total SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 32 percent of the discontinued real estate SOP 03-3 portfolio at December 31, 2008. Refreshed LTVs and CLTVs greater than 90 percent represented 40 percent of the discontinued real estate portfolio after consideration of purchase accounting adjustments. Refreshed LTVs and CLTVs greater than 90 percent based on the unpaid principal balance represented 73 percent of the discontinued real estate portfolio at December 31, 2008.

Table 20  SOP 03-3 Portfolio – Home Equity State Concentrations

	December 31, 2008		Year Ended December 31, 2008
	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
California	$5,133	36.2%	$744	49.8%
Florida	914	6.5	186	12.4
Arizona	629	4.4	79	5.3
Virginia	532	3.8	42	2.8
Colorado	404	2.9	22	1.5
Other U.S. / Foreign	6,551	46.2	421	28.2
Total SOP 03-3 home equity loans	$14,163	100.0%	$1,494	100.0%
(1)	Represents additional net charge-offs for 2008 had the portfolio not been subject to SOP 03-3.

60	Bank of America 2008

Table 21  SOP 03-3 Portfolio – Discontinued Real Estate State Concentrations

	December 31, 2008		Year Ended December 31, 2008
	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
California	$9,987	55.2%	$1,010	59.4%
Florida	1,831	10.1	275	16.2
Arizona	666	3.7	61	3.6
Virginia	580	3.2	48	2.8
Washington	492	2.7	8	0.5
Other U.S./ Foreign	4,541	25.1	297	17.5
Total SOP 03-3 discontinued real estate loans	$18,097	100.0%	$1,699	100.0%
(1)	Represents additional net charge-offs for 2008 had the portfolio not been subject to SOP 03-3.

California represented approximately 55 percent of the outstanding discontinued real estate SOP 03-3 portfolio and Florida represented approximately 10 percent at December 31, 2008. Had the acquired portfolio not been subject to SOP 03-3 the discontinued real estate portfolio would have recorded additional net charge-offs of $1.7 billion. The table above presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

Pay option ARMs have interest rates that adjust monthly and minimum required payments that adjust annually (subject to resetting of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loans’ balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause the loan’s principal balance to reach a certain level within the first 10 years of the loans, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.

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

At December 31, 2008 the unpaid principal balance of pay option loans was $23.2 billion, with a carrying amount of $18.2 billion, including $16.8 billion of loans that were impaired at acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $21.2 billion and accumulated negative amortization from the original loan balance was $1.3 billion. The percentage of borrowers electing to make only the minimum payment on option arms was 57 percent at December 31, 2008. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the SOP 03-3 pay option portfolio. Based on our expectations, four percent, 31 percent and 20 percent of the pay option loan portfolio is expected to be reset in 2009, 2010, and 2011, respectively. Approximately nine percent is expected to be reset thereafter, and approximately 36 percent are expected to repay prior to being reset.

We manage these SOP 03-3 portfolios, including consideration for the home retention programs to modify troubled mortgages, consistent with our other consumer real estate practices. These programs are in line with the Corporation’s original expectations upon acquisition and will not impact the Corporation’s purchase accounting adjustments. For more information, see Recent Events beginning on page 16.

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Card Services. Outstandings in the held domestic credit card loan portfolio decreased $1.6 billion at December 31, 2008 compared to December 31, 2007 due to higher securitized balances and risk mitigation initiatives partially offset by lower payment rates. Held domestic loans past due 90 days or more and still accruing interest increased $342 million from December 31, 2007.

Net charge-offs for the held domestic portfolio increased $1.1 billion to $4.2 billion for 2008, or 6.57 percent of total average held credit card – domestic loans compared to 5.29 percent for 2007. The increase was reflective of the slowing economy including rising unemployment, underemployment and higher bankruptcies particularly in geographic areas that have experienced the most significant home price declines.

Managed domestic credit card outstandings increased $2.3 billion to $154.2 billion at December 31, 2008 compared to December 31, 2007 due in part to lower payment rates partially offset by risk mitigation initiatives. Managed net losses increased $3.1 billion to $10.1 billion for 2008, or 6.60 percent of total average managed domestic loans compared to 4.91 percent in 2007. The increase in managed net losses was driven by the same factors as described in the held discussion above.

Our managed credit card – domestic loan portfolio in the states of California and Florida represented in aggregate 24 percent of credit card – domestic outstandings at December 31, 2008. These states represented 31 percent of the credit card – domestic net losses for 2008. Table 22 presents asset quality indicators by certain state concentrations for the managed credit card – domestic portfolio.

Bank of America 2008	61

Table 22  Credit Card – Domestic State Concentrations – Managed Basis

	December 31, 2008				Year Ended December 31, 2008
	Outstandings		Accruing Past Due 90 Days or More		Net Losses
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$24,191	15.7%	$997	19.8%	$1,916	19.1%
Florida	13,210	8.6	642	12.8	1,223	12.2
Texas	10,262	6.7	293	5.8	634	6.3
New York	9,368	6.1	263	5.2	531	5.3
New Jersey	6,113	4.0	172	3.4	316	3.1
Other U.S.	91,007	58.9	2,666	53.0	5,434	54.0
Total credit card – domestic loans	$154,151	100.0%	$5,033	100.0%	$10,054	100.0%

Managed consumer credit card unused lines of credit, for both domestic and foreign credit card, totaled $789.1 billion at December 31, 2008 compared to $846.0 billion at December 31, 2007. The $56.9 billion decrease was driven primarily by account management initiatives on higher risk customers in higher risk states and inactive accounts.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Card Services. Outstandings in the held foreign credit card loan portfolio increased $2.2 billion to $17.1 billion at December 31, 2008 compared to December 31, 2007 primarily due to a lower level of securitizations partially offset by the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound. Net charge-offs for the held foreign portfolio increased $172 million to $551 million for 2008, or 3.34 percent of total average held credit card – foreign loans compared to 3.06 percent in 2007. The increase was driven primarily by lower levels of securitizations in 2008 as well as deterioration which primarily impacted the latter half of 2008.

Managed foreign credit card outstandings decreased $3.7 billion to $28.1 billion at December 31, 2008 compared to December 31, 2007 due primarily to the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound. Net losses for the managed foreign portfolio increased $74 million to $1.3 billion for 2008, or 4.17 percent of total average managed credit card – foreign loans compared to 4.24 percent in 2007.

Direct/Indirect Consumer

At December 31, 2008, approximately 49 percent of the direct/indirect portfolio was included in Business Lending (automotive, marine, motor-

cycle and recreational vehicle loans), 46 percent was included in GCSBB (unsecured personal loans, student and other non-real estate secured) and the remainder was included in GWIM (principally other non-real estate secured and unsecured personal loans).

Outstanding loans and leases increased $6.9 billion at December 31, 2008 compared to December 31, 2007 due to purchases of automobile loan portfolios, student loan disbursements and growth in the Card Services unsecured lending product partially offset by the securitization of automobile loans and the strengthening of the U.S. dollar against certain foreign currencies. Loans past due 90 days or more and still accruing interest increased $625 million. Net charge-offs increased $1.7 billion to $3.1 billion for 2008, or 3.77 percent of total average direct/indirect loans compared to 1.96 percent for 2007. The increase was concentrated in the Card Services unsecured lending portfolio, driven by portfolio deterioration reflecting the effects of a slowing economy particularly in states most impacted by the slowdown in housing, notably California and Florida as well as seasoning of vintages originated in periods of higher growth. Additionally, the slowing economy and declining collateral values resulted in higher charge-offs in the dealer financial services portfolio.

Direct/Indirect consumer loans to borrowers in the state of California represented 13 percent of total direct/indirect consumer loans at December 31, 2008. In addition, direct/indirect consumer loans to borrowers in the state of Florida represented nine percent of the total direct/ indirect consumer portfolio at December 31, 2008. In aggregate, California and Florida represented 30 percent of the net charge-offs for 2008. The table below presents asset quality indicators by certain state concentrations for the direct/indirect consumer loan portfolio.

Table 23  Direct/Indirect State Concentrations

	December 31, 2008				Year Ended December 31, 2008
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
California	$10,555	12.7%	$247	18.0%	$601	19.3%
Texas	7,738	9.3	88	6.4	222	7.1
Florida	7,376	8.8	145	10.6	334	10.7
New York	4,938	5.9	69	5.0	162	5.2
Georgia	3,212	3.8	48	3.5	115	3.7
Other U.S./Foreign	49,617	59.5	773	56.5	1,680	54.0
Total direct/indirect loans	$83,436	100.0%	$1,370	100.0%	$3,114	100.0%

62	Bank of America 2008

Other Consumer

At December 31, 2008, approximately 76 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that we have previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Card Services and deposit overdrafts. Net charge-offs increased $121 million for 2008 from 2007 driven by deposit overdraft net charge-offs reflecting higher average balances per account and account growth.

Nonperforming Consumer Assets Activity

Table 24 presents nonperforming consumer assets activity during 2008 and 2007. Total net additions to nonperforming loans and leases in 2008 were $6.5 billion compared to $2.4 billion in 2007. The increase in 2008 was driven by the residential mortgage and home equity portfolios reflective of the weakening housing markets, the slowing economy and seasoning of vintages originated in periods of higher growth. In addition for 2008 the increase was impacted by the CRA portfolio, which represented approximately 19 percent of the net increase in nonperforming loans and the non SOP 03-3 Countrywide portfolio which added 15 percent. The increase in foreclosed properties of $1.2 billion was driven primarily by the addition of Countrywide. Nonperforming loans do not include acquired loans that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3 as these loans accrete interest.

Nonperforming loans also include loans that have been modified in troubled debt restructurings (TDRs) where concessions to borrowers who experienced financial difficulties have been granted. TDRs typically result from the Corporation’s loss mitigation activities and could include rate reductions, payment extensions and principal forgiveness. TDRs generally exclude loans that were written down to fair value at acquisition within the scope of SOP 03-3. At December 31, 2008 we had $529 million of residential mortgages, $303 million of home equity and $71 million of discontinued real estate loans that were restructured in TDRs. These loans were also classified as impaired loans at December 31, 2008 and are disclosed as such in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. Certain TDRs are classified as nonperforming at the time of restructure and are not returned to performing status until six consecutive, on-time payments have been made by the customer. Included in the TDR balances are loans that were classified as performing and are therefore excluded from the table below. At December 31, 2008, the balances of performing TDRs were $320 million of residential mortgages, $1 million of home equity, and $66 million of discontinued real estate.

In addition, we work with customers that are experiencing financial difficulty through renegotiating credit card and direct/indirect consumer loans, while ensuring that we remain within FFIEC guidelines. These renegotiated loans are excluded from the table below as we do not classify non-real estate unsecured loans as nonperforming. For more information refer to Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 24  Nonperforming Consumer Assets Activity (1)

(Dollars in millions)	2008	2007
Nonperforming loans and leases
Balance, January 1	$3,442	$1,030
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	13,625	4,093
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(704)	(366)
Returns to performing status (2)	(1,522)	(855)
Charge-offs (3)	(4,032)	(300)
Transfers to foreclosed properties	(895)	(152)
Transfers to loans held-for-sale	(6)	(8)
Total net additions to nonperforming loans and leases	6,466	2,412
Total nonperforming loans and leases, December 31 (4)	9,908	3,442
Foreclosed properties
Balance, January 1	276	59
Additions to foreclosed properties:
LaSalle balance, October 1, 2007	–	70
Countrywide balance, July 1, 2008	952	–
New foreclosed properties (5)	1,578	246
Reductions in foreclosed properties:
Sales	(1,077)	(82)
Writedowns	(223)	(17)
Total net additions to foreclosed properties	1,230	217
Total foreclosed properties, December 31	1,506	276
Nonperforming consumer assets, December 31	$11,414	$3,718
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	1.68%	0.62%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	1.93	0.67
(1)	Balances do not include nonperforming LHFS of $436 million and $95 million in 2008 and 2007.
(2)

Consumer loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(3)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.
(4)	Approximately half of the 2008 nonperforming loans and leases are greater than 180 days past due and have been written down through charge-offs to approximately 71 percent of original cost.
(5)

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for credit losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded as noninterest expense. New foreclosed properties in the table above are net of $436 million and $75 million of charge-offs in 2008 and 2007 taken during the first 90 days after transfer.

Bank of America 2008	63

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

Management of Commercial Credit Risk Concentrations

Commercial credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 28, 30, 34, 35 and 36 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

From the perspective of portfolio risk management, customer concentration management is most relevant in GCIB. Within that segment’s Business Lending and CMAS businesses, we facilitate bridge financing (high grade debt, high yield debt, CMBS and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for our clients. These concentrations are managed in part through our established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as we are providing offers or commitments for various components of the clients’ capital structures, including lower rated unsecured and subordinated debt tranches and/or equity. In normal markets, many of these offers to finance will not be accepted, and if accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. However, as we began to experience in the latter half of 2007, where we have a binding commitment and there is a market disruption or other unexpected event, these commitments are more likely to be funded and are more difficult to distribute. As a consequence there is heightened exposure in the portfolios and a higher potential for writedown or loss. For more information regarding the Corporation’s leveraged finance and CMBS exposures, see the CMAS discussion beginning on page 34.

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed our single name credit risk concentration guidelines at fair value in accordance with SFAS 159. Any fair value adjustment upon origination and subsequent changes in the fair value of these loans and unfunded commitments are recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. The Commercial Credit Portfolio tables exclude loans and unfunded commitments that are carried at fair value to adjust related ratios. See the Commercial Loans Measured at Fair Value section on page 68 for more information on the performance of these loans and loan commitments and see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on our SFAS 159 elections.

The merger with Merrill Lynch will increase our concentrations to certain industries, countries and customers. These increases are primarily with diversified financial institutions active in the capital markets. There are also increased concentrations within the high-grade commercial portfolio, monoline insurers, certain leveraged finance exposures, and several large CMBS positions.

64	Bank of America 2008

Commercial Credit Portfolio

Housing value declines, a slowdown in consumer spending and the turmoil in the global financial markets impacted our commercial portfolios where we experienced higher levels of losses, particularly in the homebuilder sector of our commercial real estate portfolio. Broader-based economic pressures have also impacted other commercial credit quality indicators. The nonperforming loan and commercial utilized reservable criticized exposure ratios were 1.93 percent and 8.90 percent at December 31, 2008 compared to 0.67 percent and 4.46 percent at December 31, 2007. Nonperforming loan increases were largely driven by deterioration in the homebuilder portfolio. Utilized reservable criticized increases were broad based across lines of business, products and industries. The loans and leases net charge-off ratio increased to 1.07 percent in 2008 from 0.40 percent a year ago. Higher net charge-offs in our small business portfolios within GCSBB reflected deterioration from the impacts of a slowing economy particularly in geographic areas that have experienced the most significant home price declines. Excluding small business commercial – domestic the total net charge-off ratio was 0.52 percent compared to 0.07 percent in 2007. The increase was mainly driven by higher net charge-offs in commercial real estate, principally the homebuilder loan portfolio, as well as commercial domestic and foreign net charge-offs which were diverse in terms of both borrowers and industries. The deterioration in the market accelerated during the later stages of the fourth quarter.

Table 25 presents our commercial loans and leases and related credit quality information for 2008 and 2007.

Table 25  Commercial Loans and Leases

	December 31						Year Ended December 31
	Outstandings		Nonperforming (1)		Accruing Past Due 90 Days or More (2)		Net Charge-offs		Net Charge-off Ratios (3)
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Commercial loans and leases
Commercial – domestic (4)	$200,088	$189,011	$2,040	$852	$381	$119	$519	$127	0.26%	0.08%
Commercial real estate	64,701	61,298	3,906	1,099	52	36	887	47	1.41	0.11
Commercial lease financing	22,400	22,582	56	33	23	25	60	2	0.27	0.01
Commercial – foreign	31,020	28,376	290	19	7	16	173	1	0.55	–
	318,209	301,267	6,292	2,003	463	196	1,639	177	0.52	0.07
Small business commercial – domestic (5)	19,145	19,286	205	152	640	427	1,930	880	9.80	5.13
Total commercial loans and leases excluding loans measured at fair value	337,354	320,553	6,497	2,155	1,103	623	3,569	1,057	1.07	0.40
Total measured at fair value (6)	5,413	4,590	–	–	–	–	n/a	n/a	n/a	n/a
Total commercial loans and leases	$342,767	$325,143	$6,497	$2,155	$1,103	$623	$3,569	$1,057	1.07	0.40
(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 1.93 percent and 0.67 percent at December 31, 2008 and 2007.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 0.33 percent and 0.19 percent at December 31, 2008 and 2007.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans measured at fair value during the year for each loan and lease category.
(4)	Excludes small business commercial – domestic loans.
(5)	Small business commercial – domestic is primarily card related.
(6)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion at both December 31, 2008 and 2007, commercial – foreign loans of $1.7 billion and $790 million and commercial real estate loans of $203 million and $304 million at December 31, 2008 and 2007.

n/a = not applicable

Bank of America 2008	65

Table 26  Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1, 2)		Commercial Unfunded (3, 4)		Total Commercial Committed
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Loans and leases	$342,767	$325,143	$300,856	$329,396	$643,623	$654,539
Standby letters of credit and financial guarantees	72,840	58,747	4,740	4,049	77,580	62,796
Derivative assets (5)	62,252	34,662	–	–	62,252	34,662
Assets held-for-sale (6)	14,206	26,475	183	1,489	14,389	27,964
Commercial letters of credit	2,974	4,413	791	140	3,765	4,553
Bankers’ acceptances	3,389	2,411	13	2	3,402	2,413
Foreclosed properties	321	75	–	–	321	75
Total commercial credit exposure	$498,749	$451,926	$306,583	$335,076	$805,332	$787,002
(1)

Exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

Total commercial utilized exposure at December 31, 2008 and 2007 includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $5.4 billion and $4.6 billion and letters of credit at notional value of $1.4 billion and $1.1 billion.

(3)	Total commercial unfunded exposure at December 31, 2008 and 2007 includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $15.5 billion and $19.8 billion.
(4)	Excludes unused business card lines which are not legally binding.
(5)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $34.8 billion and $12.8 billion at December 31, 2008 and 2007. In addition to cash collateral, derivative assets are also collateralized by $7.7 billion and $8.5 billion of primarily other marketable securities at December 31, 2008 and 2007 for which credit risk has not been reduced.

(6)

Total commercial committed asset held-for-sale exposure consists of $12.1 billion and $23.9 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $2.3 billion and $4.1 billion of investments held-for-sale exposure at December 31, 2008 and 2007.

Table 26 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. The increase in standby letters of credit and financial guarantees of $14.8 billion was concentrated in the government, healthcare providers and education sectors. The increase in derivative assets of $27.6 billion was centered in interest rate swaps, foreign exchange contracts and credit derivatives, and was driven by interest rate shifts, especially during the latter part of the year, the strengthening of the U.S. dollar against certain foreign currencies, and widening credit spreads. The decrease of $13.6 billion in assets held-for-sale was driven primarily by distributions and sales, completed securitizations, reduced underwriting activity, and mark-to-market writedowns. For more information on our credit derivatives, see Industry Concentrations beginning on page 70 and for more information on our funded leveraged finance and CMBS exposures refer to Management of Commercial Credit Risk Concentrations on page 64.

Table 27 presents commercial utilized reservable criticized exposure by product type. Total commercial utilized reservable criticized exposure increased $19.8 billion from December 31, 2007, primarily due to increases in commercial – domestic reflecting deterioration across various lines of business and industries, and commercial real estate impacted by the housing markets weakness on the homebuilder sector of the portfolio and the effect of the slowing economy on other property types. The table below excludes utilized criticized exposure related to assets held-for-sale of $4.2 billion and $2.9 billion, other utilized criticized exposure measured at fair value in accordance with SFAS 159 of $1.3 billion and $1.1 billion, and other utilized non-reservable criticized exposure of $4.8 billion and $368 million at December 31, 2008 and 2007. See Commercial Loans Measured at Fair Value on page 68 for a discussion of the fair value portfolio. Criticized assets in the held-for-sale portfolio, are carried at fair value or the lower of cost or market, including bridge exposure of $1.5 billion and $2.3 billion at December 31, 2008 and 2007 which are funded in the normal course of our Business Lending and CMAS businesses and are managed in part through our “originate to distribute” strategy (see Management of Commercial Credit Risk Concentrations on page 64 for more information on bridge financing). The increase in other utilized non-reservable criticized exposure was driven by a combination of an increase in the positive mark-to-market on certain credit derivative assets, primarily related to monoline wraps, and downgrades on such positions. For more information regarding counterparty credit risk on our derivative positions, see the Industry Concentrations discussion beginning on page 70.

Table 27  Commercial Utilized Reservable Criticized Exposure (1)

	December 31
	2008		2007
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2)
Commercial – domestic (3)	$18,963	7.20%	$8,537	3.55%
Commercial real estate	13,830	19.73	6,750	10.25
Commercial lease financing	1,352	6.03	594	2.63
Commercial – foreign	1,459	3.65	449	1.23
	35,604	8.99	16,330	4.47
Small business commercial – domestic	1,333	6.94	846	4.37
Total commercial utilized reservable criticized exposure (4)	$36,937	8.90	$17,176	4.46
(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities.
(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
(3)	Excludes small business commercial – domestic exposure.
(4)

In addition to reservable loans and leases, exposure includes standby letters of credit, financial guarantees, commercial letters of credit and bankers’ acceptances for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

66	Bank of America 2008

Commercial – Domestic

At December 31, 2008, approximately 92 percent of the commercial – domestic portfolio, excluding small business, was included in GCIB, primarily in Business Lending (business banking, middle-market and large multinational corporate loans and leases) and CMAS (acquisition, bridge financing and institutional investor services). The remaining eight percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans increased $11.1 billion to $200.1 billion at December 31, 2008 compared to 2007 driven primarily by Business Lending and GWIM partially offset by CMAS due to the sale of the equity prime brokerage business. Nonperforming commercial – domestic loans increased by $1.2 billion to $2.0 billion. Net charge-offs were up $392 million from 2007. These increases were broad-based in terms of borrowers and industries and were up from very low loss levels in 2007. Utilized reservable criticized commercial – domestic exposure, increased $10.4 billion to $19.0 billion primarily driven by deterioration across various portfolios within GCIB. Additionally, commercial – domestic drove the increase in other utilized non-reservable criticized exposure, primarily mark-to-market derivative assets.

Commercial Real Estate

The commercial real estate portfolio is mostly managed in Business Lending and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases increased $3.4 billion to $64.7 billion at December 31, 2008 compared to 2007. The increase was primarily driven by growth in the California, Southwest and Southeast regions. The portfolio remains diversified across property types with the largest increases in multiple use, office buildings, hotels/motels and shopping centers/retail. At

December 31, 2008, we had committed homebuilder-related exposure of $15.7 billion of which $11.0 billion were funded loans, primarily construction and land development, most of which was collateralized. Non-homebuilder construction and land development comprised $22.1 billion or 34 percent of the commercial real estate loans outstanding at December 31, 2008.

Nonperforming commercial real estate loans increased $2.8 billion to $3.9 billion and utilized reservable criticized exposure increased $7.1 billion to $13.8 billion attributable to the continuing impact of the housing slowdown on the homebuilder sector, most of which is included in residential in Table 28, and on other property types, particularly shopping centers/retail and land and land development. Nonperforming assets and utilized reservable criticized exposure in the homebuilder sector were $3.0 billion and $7.6 billion, respectively, at December 31, 2008 compared to $829 million and $5.4 billion at December 31, 2007. Nonperforming assets and utilized reservable criticized exposure for the non-homebuilder construction and land development sector increased to $786 million and $3.2 billion. The nonperforming assets ratio and the utilized criticized ratio for the homebuilder sector was 27.07 percent and 66.33 percent at December 31, 2008 compared to 6.11 percent and 39.31 percent at December 31, 2007. Net charge-offs were up $840 million from 2007 principally related to the homebuilder sector of the portfolio. Assets held-for-sale associated with commercial real estate decreased approximately $7.0 billion to $6.9 billion at December 31, 2008 compared to 2007, driven by distributions and sales, completed securitizations and writedowns.

Table 28 presents outstanding commercial real estate loans by geographic region and property type.

Table 28  Outstanding Commercial Real Estate Loans (1)

	December 31
(Dollars in millions)	2008	2007
By Geographic Region (2)
California	$11,270	$9,683
Northeast	9,747	8,978
Midwest	7,447	8,005
Southeast	7,365	6,490
Southwest	6,698	5,610
Illinois	5,451	6,835
Florida	5,146	4,908
Midsouth	3,475	2,912
Northwest	3,022	2,644
Other (3)	1,741	2,190
Geographically diversified (4)	2,563	2,282
Non-U.S.	979	1,065
Total outstanding commercial real estate loans (5)	$64,904	$61,602
By Property Type
Office buildings	$10,388	$8,745
Shopping centers/retail	9,293	8,440
Residential	8,534	10,478
Apartments	8,177	7,615
Land and land development	6,309	6,286
Industrial/warehouse	6,070	5,419
Multiple use	3,444	1,689
Hotels/motels	2,513	1,535
Other (6)	10,176	11,395
Total outstanding commercial real estate loans (5)	$64,904	$61,602
(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.
(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(3)	Primarily includes properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana which are not defined by other property regions presented.
(4)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(5)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $203 million and $304 million at December 31, 2008 and 2007.
(6)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

Bank of America 2008	67

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Business Lending and CMAS. Outstanding loans increased $2.6 billion to $31.0 billion at December 31, 2008 compared to 2007 driven by organic growth partially offset by strengthening of the U.S. dollar against foreign currencies. Utilized reservable criticized exposure increased $1.0 billion to $1.5 billion. Net charge-offs increased $172 million from $1 million largely concentrated in a few financial services borrowers, the majority of which were Icelandic banks. The remaining net charge-offs were diverse in terms of industries and countries. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 73.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio (business card and small business loans) is managed in GCSBB. Outstanding small business commercial – domestic loans decreased $141 million to $19.1 billion at December 31, 2008 compared to 2007. Approximately 60 percent of the small business commercial – domestic outstanding loans at December 31, 2008 were credit card related products. Nonperforming small business commercial – domestic loans increased $53 million to $205 million, loans past due 90 days or more and still accruing interest increased $213 million to $640 million and utilized reservable criticized exposure increased $487 million, to $1.3 billion at December 31, 2008 compared to 2007. Net charge-offs were up $1.1 billion, to $1.9 billion, or 9.80 percent of total average small business commercial – domestic loans. Approximately 75 percent of the small business commercial – domestic net charge-offs in 2008 were credit card related products compared to 70 percent in 2007. The increases were primarily driven by the impacts of a slowing economy, particularly in geographic areas that have experienced the most significant home price declines and seasoning of vintages originated in periods of higher growth.

Commercial Loans Measured at Fair Value

The portfolio of commercial loans measured at fair value is managed in CMAS. Outstanding commercial loans measured at fair value increased $823 million to an aggregate fair value of $5.4 billion at December 31, 2008 compared to 2007 and were comprised of commercial – domestic loans, excluding small business, of $3.5 billion, commercial – foreign loans of $1.7 billion and commercial real estate loans of $203 million. The aggregate increase of $823 million was driven primarily by increased draws on existing and new lines of credit. We recorded net losses in other income of $775 million resulting from changes in the fair value of the loan portfolio during 2008 compared to losses of $139 million for 2007. These losses were primarily attributable to changes in instrument-specific credit risk and were predominately offset by gains from hedging activities. At December 31, 2008 none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Utilized criticized exposure in the fair value portfolio was $1.3 billion and $1.1 billion at December 31, 2008 and 2007.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $1.1 billion and $660 million at December 31, 2008 and 2007 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $16.9 billion and $20.9 billion at December 31, 2008 and 2007. Net losses resulting from changes in fair value of commitments and letters of credit of $473 million were recorded in other income during the year ended December 31, 2008 compared to losses of $274 million in 2007. These losses were primarily attributable to changes in instrument-specific credit risk and were predominately offset by gains from hedging activities.

68	Bank of America 2008

Nonperforming Commercial Assets Activity

Table 29 presents the additions and reductions to nonperforming assets in the commercial portfolio during 2008 and 2007. The increase in nonaccrual loans and leases for 2008 was primarily attributable to continued

weakness in the homebuilder sector but also included smaller increases in other property types including commercial land development, retail and apartments.

Table 29  Nonperforming Commercial Assets Activity (1, 2, 3)

(Dollars in millions)	2008	2007
Nonperforming loans and leases Balance, January 1	$2,155	$757
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	8,110	2,880
Advances	154	85
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(1,467)	(781)
Sales	(45)	(82)
Returns to performing status (4)	(125)	(239)
Charge-offs (5)	(1,900)	(370)
Transfers to foreclosed properties	(372)	(75)
Transfers to loans held-for-sale	(13)	(20)
Total net additions to nonperforming loans and leases	4,342	1,398
Total nonperforming loans and leases, December 31	6,497	2,155
Foreclosed properties Balance, January 1	75	10
Additions to foreclosed properties:
New foreclosed properties	372	91
Reductions in foreclosed properties:
Sales	(110)	(22)
Writedowns	(16)	(4)
Total net additions to foreclosed properties	246	65
Total foreclosed properties, December 31	321	75
Nonperforming commercial assets, December 31	$6,818	$2,230
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (6)	1.93%	0.67%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases and foreclosed properties (6)	2.02	0.70
(1)

Balances do not include nonperforming LHFS of $852 million and $93 million at December 31, 2008 and 2007. Balances do not include nonperforming AFS debt securities of $291 million and $180 million at December 31, 2008 and 2007.

(2)	Balances do not include nonperforming derivative assets of $512 million at December 31, 2008.
(3)	Includes small business commercial – domestic activity.
(4)

Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(5)	Certain loan and lease products, including business card, are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.
(6)	Outstanding commercial loans and leases exclude loans measured at fair value in accordance with SFAS 159.

Bank of America 2008	69

Industry Concentrations

Table 30 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

Total commercial committed credit exposure increased by $18.3 billion, or two percent, at December 31, 2008 compared to 2007 largely driven by diversified financials partially offset by a decline in commercial real estate. Total commercial utilized credit exposure increased by $46.8 billion, or 10 percent, at December 31, 2008 compared to 2007. The overall commercial credit utilization rate increased year over year, increasing from 57 percent to 62 percent due to increases in diversified financials, government and public education, and healthcare and equipment services.

Real estate remains our largest industry concentration, accounting for 13 percent of total commercial committed exposure, of which 15 percent is homebuilder exposure. A decrease of $7.9 billion, or seven percent, was driven primarily by a decline in CMBS assets held-for-sale as a result of sales and distributions, completed securitizations and writedowns.

Diversified financials grew by $17.2 billion, or 20 percent reflecting increases in capital markets exposure and consumer finance commitments. Part of the increase was driven by a $3.7 billion fully committed secured credit facility as well as a $4.0 billion FDIC guaranteed facility, both of which were with Merrill Lynch. These facilities were terminated following the completion of the acquisition. The increase in consumer finance commitments was driven primarily by liquidity support associated with the financing of credit card and auto finance related assets within the Corporation’s multi-seller unconsolidated asset backed commercial paper conduits.

Healthcare equipment and services increased $5.8 billion or 14 percent due to loan growth primarily to not-for-profit healthcare providers. This was driven primarily by increased demand for liquidity and credit instruments to support variable rate demand notes (VRDNs) caused by dislocations in the ARS markets. Consumer services increased $5.3 billion, or 14 percent driven primarily by growth in the education (private colleges and universities) sector also resulting from the ARS dislocation. Food, beverage and tobacco increased $2.8 billion, or 11 percent due to growth in food products and a large underwritten transaction. Banks decreased by $8.8 billion or 25 percent, reflecting the termination of a $5.0 billion commitment to Countrywide.

Government and public education utilizations increased $7.6 billion due to new refinancings of ARS into letter-of-credit backed VRDNs and the restructuring of monoline insured VRDNs into uninsured VRDNs. Total committed exposure increased by $1.2 billion, as the increases in the utilized balance were partially offset by a reduction in certain unutilized credit lines.

Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $126 million at December 31, 2008 and $203 million at December 31, 2007. Mark-to-market counterparty derivative credit exposure was $2.6 billion at December 31, 2008 compared to $420 million at December 31, 2007. The increase in the mark-to-market exposure was due to credit deterioration related to underlying counterparties and spread widening in both wrapped CDO and structured finance related exposures. At December 31,

2008, the counterparty credit valuation adjustment related to monoline derivative exposure was $1.0 billion, which reduced our net mark-to-market exposure to $1.6 billion. We do not hold collateral against these derivative exposures. During the first quarter of 2009, one monoline counterparty restructured its business and had its credit rating downgraded. We are currently evaluating the impact this restructuring and downgrade will have on Merrill Lynch as well as our related counterparty credit valuation adjustment and the combined company’s 2009 financial results.

We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations, credit enhanced securities as part of our public finance business and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and CDOs. We underwrite our public finance exposure by evaluating the underlying securities. In the case of default we first look to the underlying securities and then to recovery on the purchased insurance. See page 35 for discussion on our CDO exposure and related credit protection.

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

We have further monoline related exposure in our public finance business where we are the lead manager or remarketing agent for transactions that are wrapped including ARS (healthcare providers and consumer services), tender option municipal bonds (TOBs), and VRDNs. Continuing concerns about monoline downgrades or insolvency have caused disruptions in each of these markets as investor concerns have impacted overall market liquidity and bond prices. For more information on ARS, see Recent Events beginning on page 16. We no longer serve as the lead manager on municipal or student loan ARS where a high percentage of the programs are wrapped by either monolines or other financial guarantors. We are the remarketing agent on TOBs and VRDN transactions and also provide commitments on approximately $13.6 billion of VRDNs, which increased approximately $2.2 billion during the year, driven by the conversion by clients of ARS to VRDN structures, including those issued by municipalities and other organizations. These commitments obligate us to purchase the VRDNs in the event that they can not be remarketed or otherwise provide funding to the issuer, and are primarily held and reported in government and education related industry portfolios and managed under respective industry limits.

In addition, at December 31, 2008, we also held approximately $1.3 billion in ARS, $1.5 billion in VRDNs and $3.0 billion in TOBs acquired in connection with these activities which are included in trading account assets. During 2008, we recorded losses of $1.1 billion on the ARS, primarily related to student loan-backed securities, including our commitment to repurchase ARS from certain clients as part of a settlement agreement with regulatory agencies. We did not record any losses on the VRDNs and only minimal losses on the TOBs during the year. We continue to have liquidity exposure to these markets and instruments. As market conditions continue to evolve, these conditions may impact our results. For additional information on our liquidity exposure to TOBs, see the Municipal Bond Trusts discussion within the Off- and On-Balance Sheet Arrangements discussion beginning on page 43 and Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

70	Bank of America 2008

Table 30  Commercial Credit Exposure by Industry (1, 2)

	December 31
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	2008	2007	2008	2007
Real estate (3)	$79,766	$81,260	$103,889	$111,742
Diversified financials	50,327	37,872	103,306	86,118
Government and public education	39,386	31,743	58,608	57,437
Capital goods	27,588	25,908	52,522	52,356
Retailing	30,736	32,401	50,102	54,037
Healthcare equipment and services	31,280	24,337	46,785	40,962
Consumer services	28,715	23,382	43,948	38,650
Materials	22,825	22,176	38,105	38,717
Commercial services and supplies	24,095	21,175	34,867	31,858
Individuals and trusts	22,752	22,323	33,045	32,425
Food, beverage and tobacco	17,257	13,919	28,521	25,701
Banks	22,134	21,261	26,493	35,323
Energy	11,885	12,772	22,732	23,510
Media	8,939	7,901	19,301	19,343
Utilities	8,230	6,438	19,272	19,281
Transportation	13,050	12,803	18,561	18,824
Insurance	11,223	7,162	17,855	16,014
Religious and social organizations	9,539	8,208	12,576	10,982
Consumer durables and apparel	6,219	5,802	10,862	10,907
Technology hardware and equipment	3,971	4,615	10,371	10,239
Pharmaceuticals and biotechnology	3,721	4,349	10,111	8,563
Software and services	4,093	4,739	9,590	10,128
Telecommunication services	3,681	3,475	8,036	8,235
Food and staples retailing	4,282	3,611	7,012	6,465
Automobiles and components	3,093	2,648	6,081	6,960
Household and personal products	1,137	889	2,817	2,776
Semiconductors and semiconductor equipment	1,105	1,140	1,822	1,734
Other	7,720	7,617	8,142	7,715
Total commercial credit exposure by industry	$498,749	$451,926	$805,332	$787,002
Net credit default protection purchased on total commitments (4)			$(9,654)	$(7,146)
(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value in accordance with SFAS 159 and are comprised of loans outstanding of $5.4 billion and $4.6 billion and issued letters of credit at notional value of $1.4 billion and $1.1 billion at December 31, 2008 and 2007. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $15.5 billion and $19.8 billion at December 31, 2008 and 2007.

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

At December 31, 2008 and 2007, we had net notional credit default protection purchased in our credit derivatives portfolio to cover the funded and unfunded portion of certain credit exposures of $9.7 billion and $7.1 billion. The mark-to-market impacts, including the cost of net credit default protection, hedging our exposure, resulted in net gains of $993 million in 2008 compared to net gains of $160 million in 2007. The average VAR for these credit derivative hedges was $24 million and $18 million for 2008 and 2007. The increase in VAR was driven by an increase in the average amount of credit protection outstanding during the year. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that their combined average VAR was $22 million for 2008. Refer to the Trading Risk Management discussion beginning on page 79 for a description of our VAR calculation for the market-based trading portfolio.

Tables 31 and 32 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2008 and 2007.

Table 31   Net Credit Default Protection by Maturity Profile (1)

	December 31
	2008	2007
Less than or equal to one year	1%	2%
Greater than one year and less than or equal to five years	92	67
Greater than five years	7	31
Total net credit default protection	100%	100%
(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of maturities for net credit default protection purchased is shown as positive percentages and the distribution of maturities for net credit protection sold as negative percentages.

Bank of America 2008	71

Table 32   Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	December 31
	2008		2007
Ratings (2)	Net Notional	Percent	Net Notional	Percent
AAA	$30	(0.3)%	$(13)	0.2%
AA	(103)	1.1	(92)	1.3
A	(2,800)	29.0	(2,408)	33.7
BBB	(4,856)	50.2	(3,328)	46.6
BB	(1,948)	20.2	(1,524)	21.3
B	(579)	6.0	(180)	2.5
CCC and below	(278)	2.9	(75)	1.0
NR (3)	880	(9.1)	474	(6.6)
Total net credit default protection	$(9,654)	100.0%	$(7,146)	100.0%
(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.
(3)

In addition to names which have not been rated, “NR” includes $948 million and $550 million in net credit default swaps index positions at December 31, 2008 and 2007. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

The notional amounts presented in Table 33 represent the total contract/notional amount of credit derivatives outstanding and includes both purchased and written protection. The credit risk amounts are measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by cash collateral applied against derivative assets. The significant increase in credit spreads across nearly all major credit indices during 2008 drove the increase in counterparty credit risk for purchased protection. The $1.0 trillion decrease in the contract/notional value of credit derivatives was driven by our continued efforts to reduce aggregate positions to minimize market and operational risk. For information on the performance risk of our written protection credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

Table 33   Credit Derivatives

	December 31
	2008		2007
(Dollars in millions)	Contract/Notional	Credit Risk(1)	Contract/Notional	Credit Risk(1)
Credit derivatives
Purchased protection:
Credit default swaps	$1,025,876	$11,772	$1,490,641	$6,822
Total return swaps	6,575	1,678	13,551	671
Total purchased protection	1,032,451	13,450	1,504,192	7,493
Written protection:
Credit default swaps	1,000,034	–	1,517,305	–
Total return swaps	6,203	–	24,884	–
Total written protection	1,006,237	–	1,542,189	–
Total credit derivatives	$2,038,688	$13,450	$3,046,381	$7,493
(1)

Does not reflect any potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing the Corporation’s overall exposure.

72	Bank of America 2008

Counterparty Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment on our expected exposure related to derivative assets and liabilities, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty in accordance with SFAS 157. In determining the expected exposure, we consider collateral held and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty. The amount of counterparty credit risk valuation adjustments at any point of time is dependent on the value of the derivative contract, collateral, and credit worthiness of the counterparty.

During 2008, valuation adjustments related to derivative assets of $3.2 billion were recognized as trading account losses for counterparty credit risk, including $1.1 billion of losses related to insured super senior CDOs and $537 million of losses related to our structured credit trading business. The losses were driven by increases in the value of the derivative contracts resulting primarily from spread widening, market volatility and credit deterioration related to the underlying counterparties. At December 31, 2008, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $4.0 billion. For information on our monoline counterparty credit risk see the discussion on page 70, CDO-related counterparty credit risk see the CMAS discussion on page 34 and for more information on the VAR related to our counterparty credit risk see the Trading Risk Management discussion on page 79.

In addition, the fair value of our derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During 2008, valuation adjustments of $364 million were recognized as trading account profits for changes in the Corporation’s credit risk driven by credit spread widening. At December 31, 2008, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $573 million.

In light of recent market events, banking regulators have been working with the industry to organize a central clearinghouse for credit derivative trading, similar to existing clearinghouses for interest rate derivatives. It is expected that a central clearinghouse for credit derivatives would reduce the risk of counterparty default, similar to the reduction achieved through the interest rate derivative clearinghouse, primarily through the guaranteeing of trades in the event that a member fails. We continue to participate in these industry initiatives.

Foreign Portfolio

Our foreign credit and trading portfolio is subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage foreign risk and exposures. Management oversight of country risk including cross-border risk is provided by the Country Risk Committee, a subcommittee of the CRC.

Table 34 sets forth total foreign exposure broken out by region at December 31, 2008 and 2007. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the U.S. Total foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Exposures which are assigned external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

Our total foreign exposure was $131.1 billion at December 31, 2008, a decrease of $7.0 billion from December 31, 2007. Our foreign exposure remained concentrated in Europe, which accounted for $66.5 billion, or 51 percent, of total foreign exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries with approximately 58 percent concentrated in the commercial sector and approximately 17 percent in the banking sector. The decline of $8.3 billion in Europe was driven by lower cross-border derivatives assets, and securities and other investment exposures.

Asia Pacific was our second largest foreign exposure at $39.8 billion, or 30 percent. The decline in Asia Pacific was primarily driven by lower cross-border exposures in Japan and Australia offset in part by the net $3.3 billion increased equity investment in CCB and higher exposure in India. Latin America accounted for $11.4 billion, or nine percent, of total foreign exposure. For more information on our Asia Pacific and Latin America exposures, see the discussion on the foreign exposure to selected countries defined as emerging markets on page 74.

Table 34   Regional Foreign Exposure (1, 2, 3)

	December 31
(Dollars in millions)	2008	2007
Europe	$66,472	$74,725
Asia Pacific	39,774	42,081
Latin America	11,378	10,944
Middle East and Africa	2,456	1,951
Other	10,988	8,361
Total regional foreign exposure	$131,068	$138,062
(1)	The balances above exclude local funding or liabilities which are subtracted from local exposures as allowed by the FFIEC.
(2)	Exposures have been reduced by $19.6 billion and $6.3 billion at December 31, 2008 and 2007. Such amounts represent the cash applied as collateral to derivative assets.
(3)

Generally, resale agreements are presented based on the domicile of the counterparty consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

Bank of America 2008	73

As shown in Table 35, at December 31, 2008 and 2007, China had total cross-border exposure of $20.7 billion and $17.0 billion, representing 1.14 percent and 0.99 percent of total assets. China was the only country where the total cross-border exceeded one percent of our total assets at December 31, 2008 and 0.75 percent of total assets at December 31, 2007. At December 31, 2008 and 2007, the largest concentration of the cross-border exposure to China was in the banking sector, primarily our equity investment in CCB.

Table 35   Total Cross-border Exposure Exceeding One Percent of Total Assets (1)

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percentage of Total Assets
China	2008	$44	$20,091	$524	$20,659	1.14%
	2007	58	16,558	424	17,040	0.99
	2006	127	3,174	264	3,565	0.24
(1)

Exposure includes cross-border claims by our foreign offices as follows: loans, acceptances, time deposits placed, trading account assets, securities, derivative assets, other interest-earning investments and other monetary assets. Amounts also include unused commitments, SBLCs, commercial letters of credit and formal guarantees. Sector definitions are consistent with FFIEC reporting requirements for preparing the Country Exposure Report.

As presented in Table 36, foreign exposure to borrowers or counterparties in emerging markets increased $5.4 billion to $45.8 billion at December 31, 2008, compared to $40.4 billion at December 31, 2007. The increase was primarily due to our increased equity investment in CCB as well as higher exposures in India and Bahrain. Foreign exposure to borrowers or counterparties in emerging markets represented 35 percent and 29 percent of total foreign exposure at December 31, 2008 and 2007.

Table 36   Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at December 31, 2008	Increase (Decrease) From December 31, 2007
Region/Country
Asia Pacific
China	$285	$48	$499	$19,827	$20,659	$46	$20,705	$3,665
South Korea	665	871	1,635	1,505	4,676	–	4,676	274
India	1,521	689	1,045	1,179	4,434	–	4,434	1,142
Singapore	347	73	813	336	1,569	–	1,569	277
Taiwan	304	26	60	29	419	423	842	(225)
Hong Kong	429	28	143	81	681	–	681	(114)
Other Asia Pacific (7)	187	97	40	281	605	–	605	(82)
Total Asia Pacific	3,738	1,832	4,235	23,238	33,043	469	33,512	4,937
Latin America
Mexico	1,335	301	132	2,264	4,032	125	4,157	(281)
Brazil	350	407	50	2,544	3,351	518	3,869	182
Chile	294	241	30	11	576	3	579	(140)
Other Latin America (7)	150	273	2	67	492	155	647	–
Total Latin America	2,129	1,222	214	4,886	8,451	801	9,252	(239)
Middle East and Africa
Bahrain	269	7	59	854	1,189	–	1,189	1,042
Other Middle East and Africa (7)	661	131	367	107	1,266	–	1,266	(528)
Total Middle East and Africa	930	138	426	961	2,455	–	2,455	514
Central and Eastern Europe (7)	65	114	262	188	629	–	629	205
Total emerging market exposure	$6,862	$3,306	$5,137	$29,273	$44,578	$1,270	$45,848	$5,417
(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at December 31, 2008 and 2007.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $152 million and $57 million at December 31, 2008 and 2007. At December 31, 2008 and 2007 there were $531 million and $2 million of other marketable securities collateralizing derivative assets for which credit risk has not been reduced.

(4)

Generally, cross-border resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

(5)

Cross-border exposure includes amounts payable to the Corporation by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting requirements.

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at December 31, 2008 was $12.6 billion compared to $21.6 billion at December 31, 2007. Local liabilities at December 31, 2008 in Asia Pacific and Latin America were $12.1 billion and $538 million, of which $4.9 billion were in Singapore, $2.2 billion were in Hong Kong, $1.7 billion were in South Korea, $1.0 billion were in India, and $882 million were in China. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Central and Eastern Europe had total foreign exposure of more than $500 million.

74	Bank of America 2008

At December 31, 2008 and 2007, 73 percent and 71 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $4.9 billion driven by higher cross-border exposure in China and India. Our exposure in China was primarily related to our equity investment in CCB which accounted for $19.7 billion and $16.4 billion at December 31, 2008 and 2007. In 2008, under the terms of our purchase option we increased our ownership in CCB by purchasing 25.6 billion common shares for approximately $9.2 billion. These recently purchased shares are accounted for at cost in other assets and are non-transferable until August 2011. In addition in January 2009, we sold 5.6 billion common shares of our initial investment in CCB for $2.8 billion, reducing our ownership to 16.7 percent and resulting in a pre-tax gain of approximately $1.9 billion. The remaining initial investment of 13.5 billion common shares is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. These shares became transferable in October 2008.

At December 31, 2008, 20 percent of the emerging markets exposure was in Latin America compared to 23 percent at December 31, 2007. Latin America emerging markets exposure decreased by $239 million driven by lower cross-border exposures in Mexico and Chile. The decline in Mexico is primarily driven by the decline in value of our equity investment in Santander due to the strengthening of the U.S. dollar. Our 24.9 percent investment in Santander, which is classified as securities and other investments in the preceding table, accounted for $2.1 billion and $2.6 billion of exposure in Mexico at December 31, 2008 and December 31, 2007. Our exposure in Brazil was primarily related to the carrying value of our investment in Banco Itaú, which accounted for $2.5 billion and $2.6 billion of exposure in Brazil at December 31, 2008 and December 31, 2007. Our equity investment in Banco Itaú represents eight percent and seven percent of its outstanding voting and non-voting shares at December 31, 2008 and 2007.

At both December 31, 2008 and 2007, five percent of the emerging markets exposure was in Middle East and Africa. Middle East and Africa emerging markets exposure increased by $514 million, driven by increased cross-border securities and other investments exposures in Bahrain which were primarily collateralized by mortgage-backed securities issued by U.S. government sponsored entities.

Provision for Credit Losses

The provision for credit losses increased $18.4 billion to $26.8 billion in 2008 compared to 2007.

The consumer portion of the provision for credit losses increased $15.2 billion to $21.8 billion compared to 2007. The higher provision expense was largely driven by higher net charge-offs and reserve increases in our home equity and residential mortgage portfolios reflective of deterioration in the housing markets particularly in geographic areas that have experienced the most significant declines in home prices as well as deterioration in our Countrywide SOP 03-3 portfolio subsequent to the July 1, 2008 acquisition. Furthermore, the slowing economy and portfolio deterioration resulted in higher credit costs in the unsecured lending and domestic credit card portfolios.

The commercial portion of the provision for credit losses increased $3.2 billion to $5.0 billion compared to 2007. The increase was driven by higher net charge-offs in our small business portfolios within GCSBB reflecting deterioration from the impacts of a slowing economy particularly in geographic areas that have experienced the most significant home price declines. Higher net charge-offs were also experienced in commercial real estate, primarily the homebuilder loan portfolio, as well as commercial domestic and foreign net charge-offs, which were broad-based in terms of both borrowers and industries and up from very low levels in 2007. Reserves were increased for deterioration in the homebuilder and non real estate commercial portfolios within GCIB as well as in the small business portfolio within GCSBB. In addition, the absence of 2007 reserve reductions in All Other also contributed to the increase in provision.

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

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases excluding loans measured at fair value. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of December 31, 2008 quarterly updating of historical loss experience did not have a material impact on the allowance for loan and lease losses. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of December 31, 2008 quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses driven by higher losses primarily in the home equity portfolio, reflective of deterioration in the housing markets, portfolio deterioration on the consumer card and unsecured lending portfolios and deterioration and reduced collateral values in the retail dealer-related loan portfolios.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 38 was $16.7 billion at December 31, 2008, an increase of $9.9 billion from December 31, 2007. This increase was primarily driven by reserve increases related to higher losses in our home equity, unsecured lending, consumer card, and residential mortgage port-

Bank of America 2008	75

folios, and the addition of the Countrywide portfolio. In addition, reserves were increased by $750 million associated with a reduction in the principal cash flows expected to be collected on the Countrywide SOP 03-3 portfolio, mainly the discontinued real estate portfolio.

The allowance for commercial loan and lease losses was $6.4 billion at December 31, 2008, a $1.6 billion increase from December 31, 2007. The increase in allowance levels was driven by higher losses in the small business portfolio within GCSBB and reserve increases on the homebuilder loan portfolio within GCIB. For further discussion, see Provision for Credit Losses on page 75.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.49 percent at December 31, 2008, compared to 1.33 percent at December 31, 2007. The increase in the ratio was primarily driven by reserve increases for higher losses in the home equity and residential mortgage portfolios, reflective of continued weakness in the housing markets and a slowing economy. The higher ratio was also due to reserve increases in the Card Services’ unsecured lending, domestic credit card, and small business portfolios. These reserve increases were a result of the slowing economy, particularly in geographic areas that have experienced the most significant housing declines, and with respect to several portfolios, seasoning of vintages originated in periods of higher growth. In addition, the 2008 ratio also includes the impact of SOP 03-3 portfolio. As this portfolio was initially recorded at fair value upon acquisition, the reserve related to these loans is significantly lower than other portfolios.

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

The reserve for unfunded lending commitments at December 31, 2008 was $421 million compared to $518 million at December 31, 2007. Our reserve for unfunded commitments decreased as a result of lower exposures.

76	Bank of America 2008

Table 37 presents a rollforward of the allowance for credit losses for 2008 and 2007.

Table 37  Allowance for Credit Losses

(Dollars in millions)	2008	2007
Allowance for loan and lease losses, January 1	$11,588	$9,016
Adjustment due to the adoption of SFAS 159	–	(32)
Loans and leases charged off
Residential mortgage	(964)	(78)
Home equity	(3,597)	(286)
Discontinued real estate	(19)	n/a
Credit card – domestic	(4,469)	(3,410)
Credit card – foreign	(639)	(453)
Direct/Indirect consumer	(3,777)	(1,885)
Other consumer	(461)	(346)
Total consumer charge-offs	(13,926)	(6,458)
Commercial – domestic (1)	(2,567)	(1,135)
Commercial real estate	(895)	(54)
Commercial lease financing	(79)	(55)
Commercial – foreign	(199)	(28)
Total commercial charge-offs	(3,740)	(1,272)
Total loans and leases charged off	(17,666)	(7,730)
Recoveries of loans and leases previously charged off
Residential mortgage	39	22
Home equity	101	12
Discontinued real estate	3	n/a
Credit card – domestic	308	347
Credit card – foreign	88	74
Direct/Indirect consumer	663	512
Other consumer	62	68
Total consumer recoveries	1,264	1,035
Commercial – domestic (2)	118	128
Commercial real estate	8	7
Commercial lease financing	19	53
Commercial – foreign	26	27
Total commercial recoveries	171	215
Total recoveries of loans and leases previously charged off	1,435	1,250
Net charge-offs	(16,231)	(6,480)
Provision for loan and lease losses	26,922	8,357
Other (3)	792	727
Allowance for loan and lease losses, December 31	23,071	11,588
Reserve for unfunded lending commitments, January 1	518	397
Adjustment due to the adoption of SFAS 159	–	(28)
Provision for unfunded lending commitments	(97)	28
Other (4)	–	121
Reserve for unfunded lending commitments, December 31	421	518
Allowance for credit losses, December 31	$23,492	$12,106
Loans and leases outstanding at December 31 (5)	$926,033	$871,754
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5, 6)	2.49%	1.33%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (6)	2.83	1.23
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (5)	1.90	1.51
Average loans and leases outstanding at December 31 (5, 6)	$905,944	$773,142
Net charge-offs as a percentage of average loans and leases outstanding at December 31 (5, 6)	1.79%	0.84%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 6)	141	207
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (6)	1.42	1.79
(1)	Includes small business commercial – domestic charge-offs of $2.0 billion and $931 million in 2008 and 2007.
(2)	Includes small business commercial – domestic recoveries of $39 million and $51 million in 2008 and 2007.
(3)

The 2008 amount includes the $1.2 billion addition of the Countrywide allowance for loan losses as of July 1, 2008. The 2007 amount includes the $725 million and $25 million additions of the LaSalle and U.S. Trust Corporation allowance for loan losses as of October 1, 2007 and July 1, 2007.

(4)	The 2007 amount includes the $124 million addition of the LaSalle reserve for unfunded lending commitments as of October 1, 2007.
(5)

Outstanding loan and lease balances and ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the year ended December 31, 2008 and 2007. Loans measured at fair value were $5.4 billion and $4.6 billion at December 31, 2008 and 2007. Average loans measured at fair value were $4.9 billion and $3.0 billion for 2008 and 2007.

(6)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 56.

n/a = not applicable

Bank of America 2008	77

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 38 presents our allocation by product type.

Table 38  Allocation of the Allowance for Credit Losses by Product Type (1)

	December 31
	2008			2007
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)
Allowance for loan and lease losses
Residential mortgage (3)	$1,382	5.99%	0.56%	$207	1.79%	0.08%
Home equity	5,385	23.34	3.53	963	8.31	0.84
Discontinued real estate	658	2.85	3.29	n/a	n/a	n/a
Credit card – domestic	3,947	17.11	6.16	2,919	25.19	4.44
Credit card – foreign	742	3.22	4.33	441	3.81	2.95
Direct/Indirect consumer	4,341	18.81	5.20	2,077	17.92	2.71
Other consumer	203	0.88	5.87	151	1.30	3.61
Total consumer	16,658	72.20	2.83	6,758	58.32	1.23
Commercial – domestic (4)	4,339	18.81	1.98	3,194	27.56	1.53
Commercial real estate	1,465	6.35	2.26	1,083	9.35	1.77
Commercial lease financing	223	0.97	1.00	218	1.88	0.97
Commercial – foreign	386	1.67	1.25	335	2.89	1.18
Total commercial (5)	6,413	27.80	1.90	4,830	41.68	1.51
Allowance for loan and lease losses	23,071	100.00%	2.49%	11,588	100.00%	1.33%
Reserve for unfunded lending commitments	421			518
Allowance for credit losses	$23,492			$12,106
(1)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk beginning on page 56.
(2)

Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans measured in accordance with SFAS 159 for each loan and lease category. Loans measured at fair value include commercial – domestic loans of $3.5 billion and $3.5 billion, commercial-foreign loans of $1.7 billion and $790 million, and commercial real estate loans of $203 million and $304 million at December 31, 2008 and 2007.

(3)

Allowance for loan and leases losses at December 31, 2008 includes the benefit of amounts expected to be reimbursable under cash collateralized synthetic securitizations. Excluding these benefits the allowance to ending loans would be 0.69 percent. See Residential Mortgage beginning on page 57 for more information.

(4)	Includes allowance for small business commercial – domestic loans of $2.4 billion and $1.4 billion at December 31, 2008 and 2007.
(5)	Includes allowance for loan and lease losses for impaired commercial loans of $691 million and $123 million at December 31, 2008 and 2007.

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

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in other currencies. The types of instruments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans and securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign currency-denominated debt and various foreign exchange derivative instruments whose values fluctuate with changes in the level or volatility of currency exchange rates or foreign interest rates. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards, foreign currency denominated debt and deposits.

78	Bank of America 2008

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

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements and Complex Accounting Estimates beginning on page 87. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the 12 months ended December 31, 2008 as compared with the 12 months ended December 31, 2007. During the 12 months ended December 31, 2008, positive trading-related revenue was recorded for 66 percent of the trading days of which 17 percent were daily trading gains of over $50 million, 25 percent of the trading days had losses greater than $10 million, and the largest loss was $173 million. This can be compared to the 12 months ended December 31, 2007, where excluding any discrete writedowns on CDOs positive trading-related revenue was recorded for 71 percent of the trading days of which five percent were daily trading gains of over $50 million, 21 percent of the trading days had losses greater than $10 million, and the largest loss was $159 million. The increase in daily trading gains of over $50 million and losses of over $10 million in 2008 compared to 2007 was driven by the increased volatility that was experienced in the markets during the full year of 2008 while 2007 experienced increased volatility only during the second half of the year.

Bank of America 2008	79

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

A VAR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are however many limitations inherent in a VAR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VAR model. This became particularly relevant during the second half of 2007 and continued throughout 2008, when markets experienced periods of extreme illiquidity resulting in losses that were far outside of the normal loss forecasts by VAR models. As such, from time to time, we update the assumptions and historical data underlying our VAR model. During the first quarter of 2008, we increased the frequency with which we update the historical data to a weekly basis. Previously, this was updated on a quarterly basis.

Due to the limitations previously mentioned, we have historically used the VAR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to various degrees. See discussion on stress testing below.

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

The following graph shows daily trading-related revenue and VAR for the 12 months ended December 31, 2008. Actual losses exceeded daily trading VAR two times in the 12 months ended December 31, 2008 and excluding any discrete writedowns on CDOs losses exceeded daily trading VAR 14 times in the 12 months ended December 31, 2007. During the 12 months ended December 31, 2008, we continued to take writedowns on our CDO exposure, but revalued these positions on a more regular basis, and therefore no CDO-related losses were excluded from the following graph. Our increase in total trading VAR during the fourth quarter resulted from sharply increased volatility in the markets and widening credit spreads across all rating categories, despite establishing a lower risk profile, as discussed in stress testing below. Our VAR methodology for credit products produces VAR measures that increase in proportion to the level of credit spreads. The large widening in credit spreads during the fourth quarter produced commensurately large increases and fluctuations in VAR. As a result, the majority of the highs for VAR in 2008 occurred during the fourth quarter. In periods of market stress, the GRC members communicate daily to discuss losses and VAR limit excesses. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macro economic hedges are executed to reduce the exposure.

80	Bank of America 2008

Table 39  Trading Activities Market Risk VAR

	12 Months Ended December 31
	2008			2007
	VAR			VAR (1)
(Dollars in millions)	Average	High (2)	Low (2)	Average	High (2)	Low (2)
Foreign exchange	$7.7	$11.7	$5.0	$7.2	$25.3	$3.8
Interest rate	28.9	68.3	12.4	13.9	31.9	6.6
Credit	84.6	185.2	44.1	39.5	69.9	23.4
Real estate/mortgage	22.7	43.1	12.8	14.1	23.5	5.7
Equities	28.0	63.9	15.5	24.6	45.8	9.6
Commodities	8.2	17.7	2.4	7.2	10.7	3.7
Portfolio diversification	(69.4)	–	–	(53.9)	–	–
Total market-based trading portfolio (3)	$110.7	$255.7	$64.1	$52.6	$91.5	$32.9
(1)	Excludes our discrete writedowns on super senior CDO exposure.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	The table above does not include credit protection purchased to manage our counterparty credit risk.

Table 39 presents average, high and low daily trading VAR for the 12 months ended December 31, 2008 and 2007.

The increases in average VAR during 2008 as compared to 2007 were due to the rise in market volatility that started during the second half of 2007 and accelerated into the fourth quarter of 2008. As previously discussed, we updated our VAR model during the first quarter of 2008 and as the increased market volatility was incorporated into the historical price data, the level of VAR increased substantially.

Counterparty credit risk is an adjustment to the mark-to-market value of our derivative exposures reflecting the impact of the credit quality of counterparties on our derivative assets. Since counterparty credit exposure is not included in the VAR component of the regulatory capital allocation, we do not include it in our trading VAR, and it is therefore not included in the daily trading-related revenue illustrated in our histogram and used for backtesting. At December 31, 2008 and 2007, the VAR for counterparty credit risk, together with associated hedges that are marked to market, was $86 million and $13 million.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. The results of these scenarios are reported daily to management. During the 12 months ended December 31, 2008, the largest daily losses among the historical scenarios ranged from $21 million to $999 million. This can be compared with losses from $9 million to $529 million for the historical scenarios during the 12 months ended December 31, 2007. The increase in historical stress values are primarily associated with the introduction of a new scenario to reflect the ongoing credit crisis related to the credit market disruptions that occurred during the past 12-15 months. Hypothetical scenarios simulate the anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. In addition to the value afforded by the results themselves this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. During the 12 months ended December 31, 2008, the largest losses among the hypothetical scenarios ranged from

Bank of America 2008	81

$47 million to $1.1 billion. This is down from $459 million to $1.5 billion for the hypothetical scenarios for the 12 months ended December 31, 2007. The results of these stress tests point to a decrease in risk taken during the 12 months ended December 31, 2008.

The acquisition of Merrill Lynch on January 1, 2009 increased our trading-related activities and exposure. As such, during 2009 we will continue to refine the VAR calculations and develop a set of stress scenarios that will be regularly produced across the combined company for purposes of managing our overall risk profile. As of January 1, 2009, we estimate that the VAR of the combined organizations would have been $274 million as compared to $138 million for the Corporation. The combination of VAR measurements is not additive as there are both correlation and diversification effects that impact the results. For stress testing, Merrill Lynch used similar shocks for hypothetical scenarios and as of January 1, 2009, we estimate that the combined largest loss among the hypothetical scenarios would have been $774 million. Among the historical scenarios, comparable shocks were used to reflect the ongoing credit crisis related to the credit market disruptions, which had previously exhibited the largest loss among all historical scenarios at the Corporation. As of January 1, 2009, we estimate that the combined loss from the historical credit crisis scenario would have been $1.1 billion. For the Corporation, the loss from the historical credit crisis scenario would have been $579 million.

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

Simulations are used to estimate the impact on core net interest income – managed basis using numerous interest rate scenarios, balance sheet trends and strategies. These simulations evaluate how these scenarios impact core net interest income – managed basis on short-term financial instruments, debt securities, loans, deposits, borrowings, and derivative instruments. In addition, these simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. These simulations do not include the impact of hedge ineffectiveness.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at December 31, 2008 and 2007 are shown in Table 40.

At December 31, 2008, the spread between the three-month LIBOR rate and the Federal Funds target rate had significantly widened since December 31, 2007. We are typically asset sensitive to Federal Funds and Prime rates, and liability sensitive to LIBOR. As the Federal Funds and LIBOR dislocation widens, the benefit to net interest income from lower rates is limited. Subsequent to December 31, 2008, the spread between the three-month LIBOR rate and the Federal Funds target rate has narrowed.

Table 40  Forward Rates

	December 31
	2008			2007
	Federal Funds	Three-Month LIBOR	10-Year Swap	Federal Funds	Three-Month LIBOR	10-Year Swap
Spot rates	0.25%	1.43%	2.56%	4.25%	4.70%	4.67%
12-month forward rates	0.75	1.41	2.80	3.13	3.36	4.79

82	Bank of America 2008

Table 41  Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions)			December 31
Curve Change	Short Rate (bps)	Long Rate (bps)	2008	2007
+100 bps Parallel shift	+100	+100	$144	$(952)
-100 bps Parallel shift	-100	-100	(186)	865
Flatteners
Short end	+100	–	(545)	(1,127)
Long end	–	-100	(638)	(386)
Steepeners
Short end	-100	–	453	1,255
Long end	–	+100	698	181

The table above reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next 12 months from December 31, 2008 and 2007, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 25.

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

Our core net interest income – managed basis was asset sensitive at December 31, 2008 and liability sensitive at December 31, 2007, with the shift being driven by the lower level of rates. Over a 12-month horizon, we would benefit from rising rates or a steepening of the yield curve beyond what is already implied in the forward market curve.

As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

The acquisition of Merrill Lynch on January 1, 2009 made our core net interest income – managed basis more asset sensitive to a parallel move in interest rates. In addition, at January 1, 2009 we estimate that we would continue to benefit from rising rates or a steepening of the yield curve over a 12-month horizon, beyond what is already implied in the forward market curve.

Securities

The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. At December 31, 2008, AFS debt securities were $276.9 billion compared to $213.3 billion at December 31, 2007. This increase was due to the repositioning of our ALM portfolio due to market liquidity and funding conditions as we increased the level of mortgage-backed securities relative to loans and the acquisition of Countrywide. During 2008 and 2007, we purchased AFS debt securities of $184.2 billion and $28.0 billion, sold $119.8 billion and $27.9 billion, and had maturities and received paydowns of $26.1 billion and $19.2 billion. We realized $1.1 billion and $180 million in gains on sales of debt securities during 2008 and 2007. In addition, we securitized $26.1 billion and $5.5 billion of residential mortgage loans into mortgage-

backed securities which we retained during 2008 and 2007. We also converted $4.9 billion of automobile loans into ABS which we retained during 2008.

The amount of pre-tax accumulated OCI loss related to AFS debt securities increased by $6.4 billion during 2008 to $9.3 billion, driven by a decrease in value of certain mortgage-backed securities attributable to changes in market yields. For those securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery.

Accumulated OCI includes $2.0 billion in after-tax losses at December 31, 2008, including $5.9 billion of net unrealized losses related to AFS debt securities and $3.9 billion of net unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $276.9 billion at December 31, 2008 with a weighted average duration of 2.7 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations (including market value fluctuations associated with our CCB and Banco Itaú investments), the collection of cash flows including prepayment and maturity activity, and the passage of time. A portion of the Corporation’s strategic investment in CCB and all of its investment in Banco Itaú are carried at fair value. The carrying values of CCB and Banco Itaú were $19.7 billion and $2.5 billion at December 31, 2008. Unrealized gains (losses) on these investments of $4.8 billion and $(77) million, net-of-tax, are subject to currency and price fluctuations, and are recorded in accumulated OCI. During 2008, under the terms of our purchase option, we increased our ownership to approximately 19 percent by purchasing approximately $9.2 billion of the common shares of CCB. These shares are restricted through August 2011 and are carried at cost. In January 2009, we sold 5.6 billion common shares of our initial investment in CCB for approximately $2.8 billion resulting in a pre-tax gain of approximately $1.9 billion and our ownership was reduced to 16.7 percent.

We recognized $3.5 billion of other-than-temporary impairment losses on AFS debt securities during 2008. These losses were primarily comprised of $3.2 billion of CDO-related writedowns. We also recognized $661 million of other-than-temporary impairment losses on AFS marketable equity securities during 2008. No such losses were recognized on AFS marketable equity securities during 2007.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition of the issuer of the security and its ability to recover market value; and the Corporation’s intent and ability to hold the security to recovery. Based on the Corporation’s evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do

Bank of America 2008	83

not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at December 31, 2008 are other-than-temporarily impaired.

Residential Mortgage Portfolio

At December 31, 2008, residential mortgages were $248.0 billion compared to $274.9 billion at December 31, 2007. This decrease was attributable to the repositioning of our ALM portfolio, driven by market liquidity, as we increased the level of mortgage-backed securities relative to loans, partially offset by the acquisition of Countrywide which added $26.8 billion of residential mortgages. We securitized $26.1 billion and $5.5 billion of residential mortgage loans into mortgage-backed securities which we retained during 2008 and 2007. During 2008, we purchased $405 million of residential mortgages related to ALM activities compared to purchases of $22.5 billion during 2007. We also added $27.3 billion and $66.3 billion of originated residential mortgages and we sold $30.7 billion and $34.0 billion of residential mortgages during 2008 and 2007. Of these sales, $22.9 billion and $23.7 billion were originated residential mortgages, resulting in gains of $392 million and $187 million. The remaining $7.8 billion and $10.4 billion were related to service by others loan sales, resulting in gains of $104 million and $84 million. We received paydowns of $26.3 billion and $28.2 billion in 2008 and 2007.

In addition to the residential mortgage portfolio we incorporated the discontinued real estate portfolio that was acquired in connection with the Countrywide acquisition into our ALM activities. This portfolio’s balance was $20.0 billion at December 31, 2008.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 42 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at December 31, 2008 and 2007. These amounts do not include our derivative hedges on our net investments in consolidated foreign operations.

Changes to the composition of our derivatives portfolio during 2008 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions decreased from $140.1 billion at December 31, 2007 to $5.0 billion at December 31, 2008. Changes in the levels of the option positions was driven by maturities of $115.1 billion in purchased caps along with the termination of $20.0 billion in sold floors. Our interest rate swap positions (including foreign exchange contracts) were a net receive fixed position of $50.3 billion at December 31, 2008 compared to a net receive fixed position of $101.9 billion on December 31, 2007. Changes in the notional levels of our interest rate swap position were driven by the net termination and maturity of $54.8 billion in U.S. dollar-denominated receive fixed swaps, the termination of $11.3 billion in pay fixed swaps, and the net termination of $8.1 billion in foreign denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps was $54.6 billion and $54.5 billion at December 31, 2008 and 2007.

84	Bank of America 2008

Table 42   Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 2008
	Fair Value	Expected Maturity
(Dollars in millions, average estimated duration in years)		Total	2009	2010	2011	2012	2013	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$2,103								4.93
Notional amount		$27,166	$17	$4,002	$–	$9,258	$773	$13,116
Weighted average fixed rate		4.08%	7.35%	1.89%	–%	3.31%	4.53%	5.27%
Pay fixed interest rate swaps (1)	–								–
Notional amount		$–	$–	$–	$–	$–	$–	$–
Weighted average fixed rate		–%	–%	–%	–%	–%	–%	–%
Foreign exchange basis swaps (2, 3, 4)	3,196
Notional amount		$54,569	$4,578	$6,192	$3,986	$8,916	$4,819	$26,078
Option products (5)	–
Notional amount		5,025	5,000	22	–	–	–	3
Foreign exchange contracts (2, 4, 6)	1,070
Notional amount (7)		23,063	2,313	4,021	1,116	1,535	486	13,592
Futures and forward rate contracts	58
Notional amount (7)		(8,793)	(8,793)	–	–	–	–	–
Net ALM contracts	$6,427

December 31, 2007	Fair Value	Expected Maturity
(Dollars in millions, average estimated duration in years)		Total	2008	2009	2010	2011	2012	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$992								3.70
Notional amount		$81,965	$4,869	$48,908	$3,252	$1,630	$2,508	$20,798
Weighted average fixed rate		4.34%	4.03%	3.91%	4.35%	4.50%	4.88%	5.34%
Pay fixed interest rate swaps (1)	(429)								5.37
Notional amount		$11,340	$–	$–	$–	$–	$1,000	$10,340
Weighted average fixed rate		5.04%	–%	–%	–%	–%	5.45%	5.00%
Foreign exchange basis swaps (2, 3, 4)	6,164
Notional amount		$54,531	$2,537	$4,463	$5,839	$4,294	$8,695	$28,703
Option products (5)	(155)
Notional amount		140,114	130,000	10,000	76	–	–	38
Foreign exchange contracts (2, 4, 6)	(499)
Notional amount (7)		31,054	1,438	2,047	4,171	1,235	3,150	19,013
Futures and forward rate contracts	(3)
Notional amount (7)		752	752	–	–	–	–	–
Net ALM contracts	$6,070
(1)

At December 31, 2008 there were no forward starting pay or receive fixed swap positions. At December 31, 2007, the receive fixed interest rate swap notional that represented forward starting swaps and will not be effective until their respective contractual start dates was $45.0 billion. There were no forward starting pay fixed swap positions at December 31, 2007.

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
(5)

Option products of $5.0 billion at December 31, 2008 are comprised completely of purchased caps. Option products of $140.1 billion at December 31, 2007 were comprised of $120.1 billion in purchased caps and $20.0 billion in sold floors.

(6)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $23.1 billion in foreign-denominated and cross-currency receive fixed swaps and $78 million in foreign currency forward rate contracts at December 31, 2008, and $31.3 billion in foreign-denominated and cross-currency receive fixed swaps and $211 million in foreign currency forward rate contracts at December 31, 2007.

(7)	Reflects the net of long and short positions.

The table above includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased $357 million from a gain of $6.1 billion at December 31, 2007 to a gain of $6.4 billion at December 31, 2008. The increase was primarily attributable to changes in the value of foreign exchange contracts of $1.6 billion and U.S. dollar-denominated receive fixed interest rate swaps of $1.1 billion, as well as changes related to the termination of pay fixed interest rate swaps of $429 million and the termination of option products of $155 million. The increase was partially offset by losses from changes in the value of foreign exchange basis swaps of $3.0 billion. The decrease in the value of foreign exchange basis swaps was mostly attributable to the strengthening of the U.S. dollar against most foreign currencies during 2008.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corpo-

ration also utilizes equity-indexed derivatives accounted for as SFAS 133 cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, was $3.5 billion at December 31, 2008. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at December 31, 2008, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.2 billion, or 23 percent within the next year, 66 percent within five years, and 89 percent within 10 years, with the remaining 11 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

Bank of America 2008	85

The amounts included in accumulated OCI for terminated derivative contracts were losses of $3.4 billion and $3.8 billion, net-of-tax, at December 31, 2008 and 2007. Losses on these terminated derivative contracts are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

In addition to the derivatives disclosed in Table 42, we hedge our net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days as well as by issuing foreign-denominated debt. The Corporation recorded net derivative gains of $2.8 billion in accumulated OCI associated with net investment hedges for 2008 as compared to net derivative losses of $516 million for 2007. The gains for 2008 were driven by the strengthening of the U.S. dollar against certain foreign currencies including the British Pound, Canadian Dollar and the Euro. These gains were more than offset by losses from the changes in the value of our net investments in consolidated foreign entities resulting in $1.0 billion in unrealized losses, net-of-tax, that were recorded in accumulated OCI for 2008.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At December 31, 2008 and December 31, 2007, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $97.2 billion and $18.6 billion. On January 1, 2008, we adopted SAB 109 which generally has resulted in higher fair values being recorded upon initial recognition of derivative IRLCs. For more information on the adoption of SAB 109, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, euro dollar futures, mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at December 31, 2008 were $1.0 trillion and $87.5 billion, for a total notional amount of $1.1 trillion. At December 31, 2007 the notional amount of economic hedges of MSRs was $69.0 billion, all of which were derivatives. At December 31, 2008, we recorded gains in mortgage banking income of $8.6 billion related to the change in fair value of these economic hedges as compared to gains of $303 million for the same period in 2007. For additional information on MSRs, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial

Statements and for more information on mortgage banking income, see the GCSBB discussion on page 27.

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

The lines of business are responsible for all the risks within the business line, including compliance and operational risks. Compliance and Operational Risk executives, working in conjunction with senior line of business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each business line. Examples of these include processes to ensure compliance with laws and regulations, personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Line of business management uses a self-assessment process, which helps to identify and evaluate the status of risk and control issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions, to evaluate key risks impacting each line of business and assess the controls in place to mitigate the risks. In addition to information gathered from the self-assessment process, key compliance and operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level.

86	Bank of America 2008

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

The ASF Framework categorizes the targeted loans into three segments. Segment 1 includes loans where the borrower is likely to be able to refinance into any available mortgage product. Segment 2 includes loans where the borrower is current but is unlikely to be able to refinance into any readily available mortgage product. Segment 3 includes loans where the borrower is not current. If certain criteria are met, ASF Framework loans in Segment 2 are eligible for fast-track modification under which the interest rate will be kept at the existing initial rate, generally for five years following the interest rate reset date. Upon evaluation, if targeted loans do not meet specific criteria to be eligible for one of the three segments, they are categorized as other loans, as shown in the table below. These criteria include the occupancy status of the borrower, structure and other terms of the loan. In January 2008, the SEC’s Office of the Chief Accountant issued a letter addressing the accounting issues relating to the ASF Framework. The letter concluded that the SEC would not object to continuing off-balance sheet accounting treatment for Segment 2 loans modified pursuant to the ASF Framework.

For those current loans that are accounted for off-balance sheet that are modified, but not as part of the ASF Framework, the servicer must perform on an individual basis, an analysis of the borrower and the loan to demonstrate it is probable that the borrower will not meet the repayment obligation in the near term. Such analysis shall provide sufficient evidence to demonstrate that the loan is in imminent or reasonably foreseeable default. The SEC’s Office of the Chief Accountant issued a letter in July 2007 stating that it would not object to continuing off-balance sheet accounting treatment for these loans.

Prior to the acquisition of Countrywide on July 1, 2008, Countrywide began making fast-track loan modifications under Segment 2 of the ASF Framework in June 2008 and the off-balance sheet accounting treatment of QSPEs that hold those loans was not affected. In addition, other workout activities relating to subprime ARMs including modifications (e.g., interest rate reductions and capitalization of interest) and repayment plans were also made. These initiatives have continued subsequent to the acquisition in an effort to work with all of our customers that are eligible and affected by loans that meet the requisite criteria. These foreclosure prevention efforts will reduce foreclosures and the related losses providing a solution for customers and protecting investors.

As of December 31, 2008, the principal balance of beneficial interests issued by the QSPEs that hold subprime ARMs totaled $56.5 billion and the fair value of beneficial interests related to those QSPEs held by the Corporation totaled $14 million. The table below presents a summary of loans in QSPEs that hold subprime ARMs as of December 31, 2008 as well as workout and payoff activity for the subprime loans by ASF categorization for the six months ended December 31, 2008. Prior to the acquisition of Countrywide on July 1, 2008, we did not originate or service significant subprime residential mortgage loans, nor did we hold a significant amount of beneficial interest in QSPEs of subprime residential mortgage loans.

In October 2008 in agreement with several state attorneys general, we announced the Countrywide National Homeownership Retention Program. Under the program, we will systematically identify and seek to offer loan modifications for eligible Countrywide subprime and pay option ARM borrowers whose loans are in delinquency or scheduled for an interest rate or payment change. For more information on our loan modification programs, see Recent Events on page 16.

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

Table 43  QSPE Loans Subject to ASF Framework Evaluation (1)

	December 31, 2008		Activity During the Six Months Ended December 31, 2008
(Dollars in millions)	Balance	Percent	Payoffs	Fast-track Modifications	Other Workout Activities	Foreclosures
Segment 1	$2,568	4.5%	$807	$–	$1,396	$–
Segment 2	9,135	16.2	267	1,428	1,636	108
Segment 3	11,176	19.8	62	–	1,802	929
Total Subprime ARMs	22,879	40.5	1,136	1,428	4,834	1,037
Other loans	30,781	54.5	n/a	n/a	n/a	n/a
Foreclosed properties	2,794	5.0	n/a	n/a	n/a	n/a
Total	$56,454	100.0%	$1,136	$1,428	$4,834	$1,037
(1)	Represents loans that were acquired with the acquisition of Countrywide on July 1, 2008 that meet the requirements of the ASF Framework.

n/a = not applicable

Bank of America 2008	87

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

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities excluding those measured at fair value in accordance with SFAS 159. Changes to the allowance for credit losses are reported in the Consolidated Statement of Income in the provision for credit losses. Our process for determining the allowance for credit losses is discussed in the Credit Risk Management section beginning on page 55 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. Due to the variability in the drivers of the assumptions made in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, countries and individual borrowers’ or counterparties’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.

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

Our allowance for loan and lease losses is sensitive to the risk rating assigned to commercial loans and leases. Assuming a downgrade of one level in the internal risk rating for commercial loans and leases and rated under the internal risk rating scale, except loans and leases already risk rated Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would increase by approximately $2.7 billion at December 31, 2008. The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2008 was 2.49 percent and this hypothetical increase in the allowance would raise the ratio to approximately 2.78 percent. Our allowance for loan and lease losses is also sensitive to the loss rates used for the consumer and commercial portfolios. A 10 percent increase in the loss rates used on the consumer and commercial loan and lease portfolios covered by the allowance would increase the allowance for loan and lease losses at December 31, 2008 by approximately $2.0 billion, of which $1.6 billion would relate to consumer and $440 million to commercial.

SOP 03-3 requires acquired impaired loans to be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of this SOP. However, subsequent decreases to the expected principal cash flows from the date of acquisition will result in a charge to provision for credit losses and a corresponding increase to allowance for loan and lease losses. Our SOP 03-3 portfolio is also subjected to stress scenarios to evaluate the potential impact given certain events. A one percent decrease in the expected principal cash flows could result in an impairment of the portfolio of approximately $400 million, of which approximately $250 million would be related to our discontinued real estate portfolio.

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

Mortgage Servicing Rights

MSRs are nonfinancial assets that are created when the underlying mortgage loan is sold and we retain the right to service the loan. We account for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. Commercial-related and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market) with impairment recognized as a reduction to mortgage banking income. At December 31, 2008, our total MSR balance was $13.1 billion.

We determine the fair value of our consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates key economic assumptions including estimates of prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread (OAS) levels. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. These assumptions are subjective in nature and changes in these assumptions could materially impact our net income. For example, decreasing the prepayment rate assumption used in the valuation of our consumer MSR by 10 percent while keeping all other assumptions unchanged could have resulted in an estimated increase of $786 million in mortgage banking income at December 31, 2008.

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

For additional information on MSRs, including the sensitivity of weighted average lives and the fair value of MSRs to changes in modeled assumptions, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

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

88	Bank of America 2008

derivative assets and liabilities, AFS debt and marketable equity securities, MSRs, and certain other assets at fair value. For more information, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

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

Trading account assets and liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of trading account assets or liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At December 31, 2008, $7.3 billion, or five percent, of trading account assets were classified as Level 3 fair value assets. No trading account liabilities were classified as Level 3 liabilities at December 31, 2008.

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

At December 31, 2008, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $8.3 billion and $6.0 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variable. Further, they both represented less than one percent of derivative assets and liabilities, before the impact of legally enforceable master netting agreements. In 2008, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Trading account profits (losses), which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits (losses) are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential daily loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At December 31, 2008, the amount of our VAR was $138 million based on a 99 percent confidence level. For more information on VAR, see Trading Risk Management beginning on page 79.

AFS debt and marketable equity securities are recorded at fair value, which is generally based on quoted market prices, market prices for similar assets, cash flow analysis or pricing services.

Principal Investing

Principal Investing is included within Equity Investments in All Other and is discussed in more detail beginning on page 42. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their life cycle, from start-up to buyout. These investments are made either directly in a company or held through a fund. Some of these companies may need access to additional cash to support their long-term business models. Market conditions and company performance may impact whether funding is available from private investors or the capital markets. For more information, see Note 1 – Summary of Significant Accounting Principles and Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Investments with active market quotes are carried at estimated fair value; however, the majority of our investments do not have publicly available price quotations and, therefore, the fair value is unobservable. At December 31, 2008, we had nonpublic investments of $3.5 billion, or approximately 91 percent of the total portfolio. Valuation of these investments requires significant management judgment. We value such investments initially at transaction price and adjust valuations when evidence is available to support such adjustments. Such evidence includes transactions in similar instruments, market comparables, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, and changes in financial ratios or cash flows. Investments are adjusted to estimated fair values at the balance sheet date with changes being recorded in equity investment income in the Consolidated Statement of Income.

Accrued Income Taxes

As more fully described in Note 1 – Summary of Significant Accounting Principles and Note 18 – Income Taxes to the Consolidated Financial Statements, we account for income taxes in accordance with SFAS 109 as interpreted by FIN 48. Accrued income taxes, reported as a component

Bank of America 2008	89

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

Goodwill and Intangible Assets

The nature of and accounting for goodwill and intangible assets is discussed in detail in Note 1 – Summary of Significant Accounting Principles and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed at June 30 or in interim periods if events or circumstances indicate a potential impairment. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill. The reporting units utilized for this test were those that are one level below the business segments identified on page 26 (e.g., Card Services, MHEIS, CMAS and Columbia).

Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Balance Sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.

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

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach and the market approach and included the use of independent valuations. The fair values of the intangible assets were determined using the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. Our discounted cash flow employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include: risk-free rate of return; beta, a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit; market equity risk premium; and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. Cash flows were discounted using a discount rate based on expected equity return rates, which was 11 percent for 2008. We utilized discount rates that we believe adequately reflected the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. For purposes of the market approach, valuations of reporting units were based on actual comparable market transactions and market earnings multiples for similar industries of the reporting unit.

The annual impairment test as of June 30, 2008 indicated some stress in certain reporting units. Given the significant decline in our stock price and current market conditions in the financial services industry, we concluded that circumstances warranted an additional impairment analysis in the fourth quarter of 2008. We evaluated the fair value of our reporting units using a combination of the market and income approach. Due to the volatility and uncertainties in the current market environment we used a range of valuations to determine the fair value of each reporting unit. In performing our updated goodwill impairment analysis, which excludes the current increase in mortgage refinancings that we have benefited from, our MHEIS business failed the first step analysis (i.e., carrying value exceeded its fair value) and therefore we performed the second step analysis. In addition, given the rise in the implied control premium and the range in valuations, we believe the assumptions used in our analysis were tied to an overall inefficient market driven by uncertainty. As such, although not required, to further substantiate the value of our goodwill balance we also performed the second step analysis described above for our Card Services’ business as this reporting unit has experienced stress due to the current economic environment. As a result of our tests, no goodwill impairment losses were recognized for 2008. If current economic conditions continue to deteriorate or other events adversely impact the business models and the related assumptions used to value these reporting units, there could be a change in the valuation of our goodwill and intangible assets when we conduct impairment tests in future periods and may possibly result in the recognition of impairment losses.

90	Bank of America 2008

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

As certain events occur, we reevaluate which parties will absorb variability and whether we have become or are no longer the primary beneficiary. Reconsideration events may occur when VIEs acquire additional assets, issue new variable interests or enter into new or modified contractual arrangements. A reconsideration event may also occur when we acquire new or additional interests in a VIE.

In the unlikely event we were required to consolidate our unconsolidated VIEs, their consolidation would increase our assets and liabilities and could have an adverse impact on our Tier 1 Capital, Total Capital and Tier 1 Leverage Capital ratios under current GAAP. On September 15, 2008 the FASB released exposure drafts which would amend SFAS 140 and FIN 46R. For additional information on this proposed amendment, see Recent Accounting Developments on page 17.

For more information, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

2007 Compared to 2006

The following discussion and analysis provides a comparison of our results of operations for 2007 and 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 5 and 6 contain financial data to supplement this discussion.

Overview

Net Income

Net income totaled $15.0 billion, or $3.30 per diluted common share in 2007 compared to $21.1 billion or $4.59 per diluted common share in 2006. The return on average common shareholders’ equity was 11.08 percent in 2007 compared to 16.27 percent in 2006. These earnings provided sufficient cash flow to allow us to return $13.6 billion and $21.2 billion in 2007 and 2006, in capital to shareholders in the form of dividends and share repurchases, net of employee stock options exercised.

Net Interest Income

Net interest income on a FTE basis increased $372 million to $36.2 billion in 2007 compared to 2006. The increase was driven by the contribution from market-based net interest income related to our CMAS business, higher levels of consumer and commercial loans, the impact of the LaSalle acquisition, and a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business. These increases were partially offset by spread compression, increased hedge costs and the impact of divestitures of certain foreign operations in late 2006 and the beginning of 2007. The net interest yield on a FTE basis decreased 22 bps to 2.60 percent for 2007 compared to 2006, and was driven by spread compression and the impact of the funding of the LaSalle merger, partially offset by an improvement in market-based yield related to our CMAS business.

Noninterest Income

Noninterest income decreased $5.8 billion to $32.4 billion in 2007 compared to 2006 due primarily to decreases in trading account profits (losses) of $8.2 billion and other income of $916 million. These decreases were partially offset by increases in equity investment income of $875 million, investment and brokerage services of $691 million, service charges of $684 million, an increase in gains (losses) on sales of debt securities of $623 million and mortgage banking income of $361 million. Trading account profits (losses) were driven by losses of $4.9 billion associated with CDO exposure and the impact of the market disruptions on various parts of our CMAS businesses in the second half of the year. The decrease in other income was driven by losses of $752 million associated with CDO exposure, losses of $776 million associated with the support provided to certain cash funds managed within GWIM and writedowns related to certain SIV investments that were purchased from the funds, and the absence of a $720 million gain on the sale of our Brazilian operations recognized in 2006. These losses were partially offset by a $1.5 billion gain from the sale of Marsico that was recorded in other income. The increase in equity investment income was driven by the $600 million gain on the sale of private equity funds to Conversus Capital. Investment and brokerage services increased due primarily to organic growth in AUM, brokerage activity and the U.S. Trust Corporation acquisition. Service charges grew resulting from new account growth in deposit accounts and the beneficial impact of the LaSalle merger. The increase in gains (losses) on sales of debt securities was driven largely by losses in the prior year. Mortgage banking income increased due to the favorable performance of the MSRs partially offset by the impact of widening credit spreads on income from mortgage production.

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

Noninterest Expense

Noninterest expense increased $1.7 billion to $37.5 billion in 2007 compared to 2006, primarily due to increases in other general operating expense of $975 million and personnel expense of $542 million, partially offset by a decrease in merger and restructuring charges of $395 million. The increase in other general operating expense was impacted by our acquisitions and various other items including litigation related costs. Personnel expense increased due to the acquisitions of LaSalle and U.S. Trust Corporation partially offset by a reduction in performance-based

Bank of America 2008	91

incentive compensation within GCIB. Merger and restructuring charges decreased mainly due to the declining integration costs associated with the MBNA acquisition partially offset by costs associated with the integration of U.S. Trust Corporation and LaSalle.

Income Tax Expense

Income tax expense was $5.9 billion in 2007 compared to $10.8 billion in 2006, resulting in effective tax rates of 28.4 percent in 2007 and 33.9 percent in 2006. The decrease in the effective tax rate was primarily due to lower pre-tax income, a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business and an increase in the relative percentage of our earnings taxed solely outside of the U.S.

Business Segment Operations

Global Consumer and Small Business Banking

Net income decreased $2.1 billion, or 18 percent, to $9.4 billion compared to 2006 as increases in noninterest income and net interest income were more than offset by increases in provision for credit losses and noninterest expense. Net interest income increased $653 million, or two percent, to $28.7 billion due to the impacts of organic growth and the LaSalle acquisition on average loans and leases, and deposits compared to 2006. Noninterest income increased $2.4 billion, or 14 percent, to $19.1 billion compared to the same period in 2006, mainly due to increases in card income of $823 million, service charges of $663 million and mortgage banking income of $413 million. Provision for credit losses increased $4.4 billion, or 52 percent, to $12.9 billion compared to 2006 primarily driven by higher Card Services managed net losses from portfolio seasoning and increases from unusually low loss levels experienced in 2006 post bankruptcy reform. In addition the increase was driven by higher losses inherent in the home equity portfolio reflective of portfolio seasoning and the impacts of the weak housing market, particularly in geographic areas which have experienced the most significant home price declines driving a reduction in collateral value. Noninterest expense increased $2.2 billion, or 12 percent, to $20.3 billion largely due to increases in personnel-related expenses, certain Visa-related costs, equally allocated to Card Services and Treasury Services on a management accounting basis, and technology-related costs.

Global Corporate and Investment Banking

Net income decreased $5.5 billion, or 91 percent, to $510 million and total revenue decreased $7.7 billion, or 36 percent, to $13.7 billion compared to 2006. These decreases were driven by $5.6 billion of losses resulting from our CDO exposure and other trading losses. Additionally, we experienced increases in provision for credit losses and noninterest expense, which were partially offset by an increase in net interest income. Net interest income increased $1.3 billion, or 13 percent, to $11.2 billion due to higher market-based net interest income and the FTE impact of a one-time tax benefit from restructuring our existing non-U.S. based commercial aircraft leasing business. Noninterest income decreased $9.0 billion, or 79 percent, to $2.4 billion compared to 2006, driven by the losses from our CDO exposure and other trading losses. Provision for credit losses was $658 million in 2007 compared to $6 mil-

lion in 2006. The increase was driven by the absence of 2006 releases of reserves, higher net charge-offs and an increase in reserves during 2007 reflecting the impact of the weak housing market particularly on the homebuilder loan portfolio. Noninterest expense increased $321 million, or three percent, to $12.2 billion compared to 2006 mainly due to the addition of LaSalle and certain Visa-related costs, equally allocated to Treasury Services and Card Services on a management accounting basis, partially offset by a reduction in performance-based incentive compensation in CMAS.

Global Wealth and Investment Management

Net income decreased $182 million, or eight percent, to $2.0 billion compared to 2006, due mainly to losses associated with the support provided to certain cash funds managed within Columbia and an increase in noninterest expense. Net interest income increased $163 million, or four percent, to $3.9 billion driven by the impact of the U.S. Trust Corporation acquisition and organic growth in average deposit and loan balances. Noninterest income increased $306 million, or nine percent, to $3.6 billion driven by an increase in investment and brokerage services primarily due to higher AUM attributable to the impact of the U.S. Trust Corporation acquisition, net client inflows and favorable market conditions combined with an increase in brokerage activity. Partially offsetting this increase was a decrease in all other income due to losses associated with support provided to certain cash funds. Noninterest expense increased $756 million, or 20 percent, to $4.5 billion driven by the addition of U.S. Trust Corporation, higher revenue related expenses and increased marketing costs.

All Other

Net income increased $1.6 billion, or 101 percent, to $3.2 billion compared to 2006. Excluding the securitization offset this increase was due to higher noninterest income combined with decreases in all other noninterest expense, merger and restructuring charges and provision for credit losses partially offset by a decrease in net interest income. Net interest income decreased $1.3 billion, or 77 percent, to $382 million compared to 2006 resulting largely from the absence of net interest income due to the sale of the Latin American operations and Hong Kong-based retail and commercial banking business which were included in our 2006 results. Noninterest income increased $1.7 billion, or 70 percent, to $4.1 billion driven by the $1.5 billion gain from the sale of Marsico. In addition, noninterest income increased due to higher equity investment income and the absence of a loss on the sale of mortgage backed debt securities which occurred in the prior year. The provision for credit losses decreased $135 million to negative $248 million mainly due to reserve reductions from the sale of our Argentina portfolio during the first quarter of 2007. Merger and restructuring charges decreased $395 million, or 49 percent, to $410 million due to declining integration costs associated with the integration of the MBNA acquisition partially offset by costs associated with U.S. Trust Corporation and LaSalle. The decrease in other noninterest expense of $1.1 billion was driven by the absence of operating costs after the sale of the Latin American operations and Hong Kong-based retail and commercial banking business which were included in our 2006 results.

92	Bank of America 2008

Statistical Tables

Table I  Year-to-date Average Balances and Interest Rates – FTE Basis

	2008			2007			2006 (1)
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,696	$440	4.11%	$13,152	$627	4.77%	$15,611	$646	4.14%
Federal funds sold and securities purchased under agreements to resell	128,053	3,313	2.59	155,828	7,722	4.96	175,334	7,823	4.46
Trading account assets	193,631	9,259	4.78	187,287	9,747	5.20	145,321	7,552	5.20
Debt securities (2)	250,551	13,383	5.34	186,466	10,020	5.37	225,219	11,845	5.26
Loans and leases (3):
Residential mortgage	260,213	14,671	5.64	264,650	15,112	5.71	207,879	11,608	5.58
Home equity	135,091	7,592	5.62	98,765	7,385	7.48	78,318	5,772	7.37
Discontinued real estate	10,898	858	7.87	n/a	n/a	n/a	n/a	n/a	n/a
Credit card – domestic	63,318	6,843	10.81	57,883	7,225	12.48	63,838	8,638	13.53
Credit card – foreign	16,527	2,042	12.36	12,359	1,502	12.15	9,141	1,147	12.55
Direct/Indirect consumer (4)	82,516	6,934	8.40	70,009	6,002	8.57	53,172	4,185	7.87
Other consumer (5)	3,816	321	8.41	4,510	389	8.64	7,516	789	10.50
Total consumer	572,379	39,261	6.86	508,176	37,615	7.40	419,864	32,139	7.65
Commercial – domestic	220,561	11,702	5.31	180,102	12,884	7.15	151,231	10,897	7.21
Commercial real estate (6)	63,208	3,057	4.84	42,950	3,145	7.32	36,939	2,740	7.42
Commercial lease financing	22,290	799	3.58	20,435	1,212	5.93	20,862	995	4.77
Commercial – foreign	32,440	1,503	4.63	24,491	1,452	5.93	23,521	1,674	7.12
Total commercial	338,499	17,061	5.04	267,978	18,693	6.98	232,553	16,306	7.01
Total loans and leases	910,878	56,322	6.18	776,154	56,308	7.25	652,417	48,445	7.43
Other earning assets	68,920	4,161	6.04	71,305	4,629	6.49	55,242	3,498	6.33
Total earning assets (7)	1,562,729	86,878	5.56	1,390,192	89,053	6.41	1,269,144	79,809	6.29
Cash and cash equivalents	45,354			33,091			34,052
Other assets, less allowance for loan and lease losses	235,896			178,790			163,485
Total assets	$1,843,979			$1,602,073			$1,466,681
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,204	$230	0.71%	$32,316	$188	0.58%	$34,608	$269	0.78%
NOW and money market deposit accounts	267,818	3,781	1.41	220,207	4,361	1.98	218,077	3,923	1.80
Consumer CDs and IRAs	203,887	7,404	3.63	167,801	7,817	4.66	144,738	6,022	4.16
Negotiable CDs, public funds and other time deposits	32,264	1,076	3.33	20,557	974	4.74	12,195	483	3.97
Total domestic interest-bearing deposits	536,173	12,491	2.33	440,881	13,340	3.03	409,618	10,697	2.61
Foreign interest-bearing deposits:
Banks located in foreign countries	37,657	1,063	2.82	42,788	2,174	5.08	34,985	1,982	5.67
Governments and official institutions	13,004	311	2.39	16,523	812	4.91	12,674	586	4.63
Time, savings and other	51,363	1,385	2.70	43,443	1,767	4.07	38,544	1,215	3.15
Total foreign interest-bearing deposits	102,024	2,759	2.70	102,754	4,753	4.63	86,203	3,783	4.39
Total interest-bearing deposits	638,197	15,250	2.39	543,635	18,093	3.33	495,821	14,480	2.92
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	455,710	12,362	2.71	424,814	21,967	5.17	411,132	19,837	4.83
Trading account liabilities	75,270	2,774	3.69	82,721	3,444	4.16	64,689	2,640	4.08
Long-term debt	231,235	9,938	4.30	169,855	9,359	5.51	130,124	7,034	5.41
Total interest-bearing liabilities (7)	1,400,412	40,324	2.88	1,221,025	52,863	4.33	1,101,766	43,991	3.99
Noninterest-bearing sources:
Noninterest-bearing deposits	192,947			173,547			177,174
Other liabilities	85,789			70,839			57,278
Shareholders’ equity	164,831			136,662			130,463
Total liabilities and shareholders’ equity	$1,843,979			$1,602,073			$1,466,681
Net interest spread			2.68%			2.08%			2.30%
Impact of noninterest-bearing sources			0.30			0.52			0.52
Net interest income/yield on earning assets		$46,554	2.98%		$36,190	2.60%		$35,818	2.82%
(1)

Interest income (FTE basis) in 2006 does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to net interest income and net interest yield on earning assets of this retroactive tax adjustment was a reduction of $270 million and two bps in 2006. Management has excluded this one-time impact to provide a more comparative basis of presentation for net interest income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

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

(4)	Includes foreign consumer loans of $2.7 billion, $3.8 billion and $3.4 billion in 2008, 2007 and 2006, respectively.
(5)

Includes consumer finance loans of $2.8 billion, $3.2 billion and $2.9 billion in 2008, 2007 and 2006, respectively; and other foreign consumer loans of $774 million, $1.1 billion and $4.4 billion in 2008, 2007 and 2006, respectively.

(6)	Includes domestic commercial real estate loans of $62.1 billion, $42.1 billion and $36.2 billion in 2008, 2007 and 2006, respectively.
(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $260 million, $542 million and $372 million in 2008, 2007 and 2006, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $409 million, $813 million and $106 million in 2008, 2007 and 2006, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 82.

n/a = not applicable

Bank of America 2008	93

Table II  Analysis of Changes in Net Interest Income – FTE Basis

	From 2007 to 2008			From 2006 to 2007
	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
(Dollars in millions)	Volume	Rate		Volume	Rate
Increase (decrease) in interest income
Time deposits placed and other short-term investments	$(117)	$(70)	$(187)	$(102)	$83	$(19)
Federal funds sold and securities purchased under agreements to resell	(1,371)	(3,038)	(4,409)	(873)	772	(101)
Trading account assets	322	(810)	(488)	2,187	8	2,195
Debt securities	3,435	(72)	3,363	(2,037)	212	(1,825)
Loans and leases:
Residential mortgage	(254)	(187)	(441)	3,159	345	3,504
Home equity	2,720	(2,513)	207	1,507	106	1,613
Discontinued real estate	n/a	n/a	858	n/a	n/a	n/a
Credit card – domestic	677	(1,059)	(382)	(806)	(607)	(1,413)
Credit card – foreign	506	34	540	404	(49)	355
Direct/Indirect consumer	1,070	(138)	932	1,325	492	1,817
Other consumer	(59)	(9)	(68)	(315)	(85)	(400)
Total consumer			1,646			5,476
Commercial – domestic	2,886	(4,068)	(1,182)	2,088	(101)	1,987
Commercial real estate	1,482	(1,570)	(88)	447	(42)	405
Commercial lease financing	110	(523)	(413)	(20)	237	217
Commercial – foreign	472	(421)	51	70	(292)	(222)
Total commercial			(1,632)			2,387
Total loans and leases			14			7,863
Other earning assets	(156)	(312)	(468)	1,016	115	1,131
Total interest income			$(2,175)			$9,244
Increase (decrease) in interest expense
Domestic interest-bearing deposits:
Savings	$(1)	$43	$42	$(17)	$(64)	$(81)
NOW and money market deposit accounts	942	(1,522)	(580)	41	397	438
Consumer CDs and IRAs	1,684	(2,097)	(413)	959	836	1,795
Negotiable CDs, public funds and other time deposits	555	(453)	102	333	158	491
Total domestic interest-bearing deposits			(849)			2,643
Foreign interest-bearing deposits:
Banks located in foreign countries	(261)	(850)	(1,111)	444	(252)	192
Governments and official institutions	(174)	(327)	(501)	179	47	226
Time, savings and other	323	(705)	(382)	153	399	552
Total foreign interest-bearing deposits			(1,994)			970
Total interest-bearing deposits			(2,843)			3,613
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	1,593	(11,198)	(9,605)	682	1,448	2,130
Trading account liabilities	(313)	(357)	(670)	735	69	804
Long-term debt	3,382	(2,803)	579	2,155	170	2,325
Total interest expense			(12,539)			8,872
Net increase in net interest income (2)			$10,364			$372
(1)

The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance has been allocated between the rate and volume variances.

(2)

Interest income (FTE basis) in 2006 does not include the cumulative tax charge resulting from a change in tax legislation relating to extraterritorial tax income and foreign sales corporation regimes. The FTE impact to net interest income of this retroactive tax adjustment is a reduction of $270 million from 2006 to 2007. Management has excluded this one-time impact to provide a more comparative basis of presentation for net interest income and net interest yield on earning assets on a FTE basis. The impact on any given future period is not expected to be material.

n/a = not applicable

94	Bank of America 2008

Table III   Outstanding Loans and Leases

(Dollars in millions)	December 31
	2008	2007	2006	2005	2004
Consumer
Residential mortgage	$247,999	$274,949	$241,181	$182,596	$178,079
Home equity	152,547	114,820	87,893	70,229	57,439
Discontinued real estate (1)	19,981	n/a	n/a	n/a	n/a
Credit card – domestic	64,128	65,774	61,195	58,548	51,726
Credit card – foreign	17,146	14,950	10,999	–	–
Direct/Indirect consumer (2)	83,436	76,538	59,206	37,265	33,113
Other consumer (3)	3,442	4,170	5,231	6,819	7,526
Total consumer	588,679	551,201	465,705	355,457	327,883
Commercial
Commercial – domestic (4)	219,233	208,297	161,982	140,533	122,095
Commercial real estate (5)	64,701	61,298	36,258	35,766	32,319
Commercial lease financing	22,400	22,582	21,864	20,705	21,115
Commercial – foreign	31,020	28,376	20,681	21,330	18,401
Total commercial loans	337,354	320,553	240,785	218,334	193,930
Commercial loans measured at fair value (6)	5,413	4,590	n/a	n/a	n/a
Total commercial	342,767	325,143	240,785	218,334	193,930
Total loans and leases	$931,446	$876,344	$706,490	$573,791	$521,813
(1)

At December 31, 2008, includes $18.2 billion of pay option loans and $1.8 billion of subprime loans obtained as part of the acquisition of Countrywide. The Corporation no longer originates these products.

(2)	Includes foreign consumer loans of $1.8 billion, $3.4 billion, $3.9 billion, $48 million, and $57 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.
(3)

Includes consumer finance loans of $2.6 billion, $3.0 billion, $2.8 billion, $2.8 billion, and $3.4 billion at December 31, 2008, 2007, 2006, 2005, and 2004, respectively; other foreign consumer loans of $618 million, $829 million, $2.3 billion, $3.8 billion, and $3.5 billion at December 31, 2008, 2007, 2006, 2005, and 2004, respectively; and consumer lease financing of $481 million at December 31, 2004.

(4)

Includes small business commercial – domestic loans, primarily card related, of $19.1 billion, $19.3 billion, $15.2 billion, $7.2 billion and $5.4 billion at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(5)

Includes domestic commercial real estate loans of $63.7 billion, $60.2 billion, $35.7 billion, $35.2 billion, and $31.9 billion at December 31, 2008, 2007, 2006, 2005, and 2004, respectively; and foreign commercial real estate loans of $979 million, $1.1 billion, $578 million, $585 million, and $440 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

(6)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion and $3.5 billion, commercial – foreign loans of $1.7 billion and $790 million, and commercial real estate loans of $203 million and $304 million at December 31, 2008 and 2007. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a = not applicable

Bank of America 2008	95

Table IV  Nonperforming Assets (1, 2)

	December 31
(Dollars in millions)	2008	2007	2006	2005	2004
Consumer
Residential mortgage	$7,044	$1,999	$660	$570	$554
Home equity	2,670	1,340	289	151	94
Discontinued real estate	77	n/a	n/a	n/a	n/a
Direct/Indirect consumer	26	8	4	3	5
Other consumer	91	95	77	61	85
Total consumer (3)	9,908	3,442	1,030	785	738
Commercial
Commercial – domestic (4)	2,040	852	494	550	847
Commercial real estate	3,906	1,099	118	49	87
Commercial lease financing	56	33	42	62	266
Commercial – foreign	290	19	13	34	267
	6,292	2,003	667	695	1,467
Small business commercial – domestic	205	152	90	31	8
Total commercial (5)	6,497	2,155	757	726	1,475
Total nonperforming loans and leases	16,405	5,597	1,787	1,511	2,213
Foreclosed properties	1,827	351	69	92	102
Total nonperforming assets	$18,232	$5,948	$1,856	$1,603	$2,315
(1)

At December 31, 2008, balances did not include nonperforming derivatives of $512 million. At December 31, 2008 and 2007 balances did not include nonperforming AFS debt securities of $291 million and $180 million. At December 31, 2004, balances did not include $140 million of nonperforming securities primarily associated with the Fleet acquisition. In addition, balances did not include nonperforming LHFS of $1.3 billion, $188 million, $80 million, $69 million, and $151 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

(2)

Balances do not include loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

In 2008, $512 million in interest income was estimated to be contractually due on nonperforming consumer loans and leases classified as nonperforming at December 31, 2008 provided that these loans and leases had been paid according to their terms and conditions, including troubled debt restructured loans of which $387 million were performing at December 31, 2008 and not included in the table above. Approximately $124 million of the estimated $512 million in contractual interest was received and included in net income for 2008.

(4)	Excludes small business commercial – domestic loans.
(5)

In 2008, $260 million in interest income was estimated to be contractually due on nonperforming commercial loans and leases classified as nonperforming at December 31, 2008, including troubled debt restructured loans of which $13 million were performing at December 31, 2008 and not included in the table above. Approximately $84 million of the estimated $260 million in contractual interest was received and included in net income for 2008.

n/a = not applicable

96	Bank of America 2008

Table V   Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2008	2007	2006	2005	2004
Consumer
Residential mortgage (2)	$372	$237	$118	$–	$–
Credit card – domestic	2,197	1,855	1,991	1,197	1,075
Credit card – foreign	368	272	184	–	–
Direct/Indirect consumer	1,370	745	378	75	58
Other consumer	4	4	7	15	23
Total consumer	4,311	3,113	2,678	1,287	1,156
Commercial
Commercial – domestic (3)	381	119	66	79	82
Commercial real estate	52	36	78	4	1
Commercial lease financing	23	25	26	15	14
Commercial – foreign	7	16	9	32	2
	463	196	179	130	99
Small business commercial – domestic	640	427	199	38	39
Total commercial	1,103	623	378	168	138
Total accruing loans and leases past due 90 days or more (4)	$5,414	$3,736	$3,056	$1,455	$1,294
(1)

Accruing loans past due 90 days or more do not include acquired loans accounted for in accordance with SOP 03-3 that were considered impaired and written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(2)

Balances are related to repurchases pursuant to our servicing agreements with GNMA mortgage pools where repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.

(3)	Excludes small business commercial – domestic loans.
(4)

Balances do not include loans measured at fair value in accordance with SFAS 159. At December 31, 2008 and 2007, there were no accruing loans or leases past due 90 days or more measured under fair value in accordance with SFAS 159.

Bank of America 2008	97

Table VI  Allowance for Credit Losses

(Dollars in millions)	2008	2007	2006	2005	2004
Allowance for loan and lease losses, January 1	$11,588	$9,016	$8,045	$8,626	$6,163
Adjustment due to the adoption of SFAS 159	–	(32)	–	–	–
Loans and leases charged off
Residential mortgage	(964)	(78)	(74)	(58)	(62)
Home equity	(3,597)	(286)	(67)	(46)	(38)
Discontinued real estate	(19)	n/a	n/a	n/a	n/a
Credit card – domestic	(4,469)	(3,410)	(3,546)	(4,018)	(2,536)
Credit card – foreign	(639)	(453)	(292)	–	–
Direct/Indirect consumer	(3,777)	(1,885)	(857)	(380)	(344)
Other consumer	(461)	(346)	(327)	(376)	(295)
Total consumer charge-offs	(13,926)	(6,458)	(5,163)	(4,878)	(3,275)
Commercial – domestic (1)	(2,567)	(1,135)	(597)	(535)	(504)
Commercial real estate	(895)	(54)	(7)	(5)	(12)
Commercial lease financing	(79)	(55)	(28)	(315)	(39)
Commercial – foreign	(199)	(28)	(86)	(61)	(262)
Total commercial charge-offs	(3,740)	(1,272)	(718)	(916)	(817)
Total loans and leases charged off	(17,666)	(7,730)	(5,881)	(5,794)	(4,092)
Recoveries of loans and leases previously charged off
Residential mortgage	39	22	35	31	26
Home equity	101	12	16	15	23
Discontinued real estate	3	n/a	n/a	n/a	n/a
Credit card – domestic	308	347	452	366	231
Credit card – foreign	88	74	67	–	–
Direct/Indirect consumer	663	512	247	132	136
Other consumer	62	68	110	101	102
Total consumer recoveries	1,264	1,035	927	645	518
Commercial – domestic (2)	118	128	261	365	327
Commercial real estate	8	7	4	5	15
Commercial lease financing	19	53	56	84	30
Commercial – foreign	26	27	94	133	89
Total commercial recoveries	171	215	415	587	461
Total recoveries of loans and leases previously charged off	1,435	1,250	1,342	1,232	979
Net charge-offs	(16,231)	(6,480)	(4,539)	(4,562)	(3,113)
Provision for loan and lease losses	26,922	8,357	5,001	4,021	2,868
Other (3)	792	727	509	(40)	2,708
Allowance for loan and lease losses, December 31	23,071	11,588	9,016	8,045	8,626
Reserve for unfunded lending commitments, January 1	518	397	395	402	416
Adjustment due to the adoption of SFAS 159	–	(28)	–	–	–
Provision for unfunded lending commitments	(97)	28	9	(7)	(99)
Other (4)	–	121	(7)	–	85
Reserve for unfunded lending commitments, December 31	421	518	397	395	402
Allowance for credit losses, December 31	$23,492	$12,106	$9,413	$8,440	$9,028
Loans and leases outstanding at December 31 (5)	$926,033	$871,754	$706,490	$573,791	$521,813
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5, 6)	2.49%	1.33%	1.28%	1.40%	1.65%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31(6)	2.83	1.23	1.19	1.27	1.34
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (5)	1.90	1.51	1.44	1.62	2.19
Average loans and leases outstanding at December 31 (5, 6)	$905,944	$773,142	$652,417	$537,218	$472,617
Net charge-offs as a percentage of average loans and leases outstanding at December 31 (5, 6)	1.79%	0.84%	0.70%	0.85%	0.66%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 6)	141	207	505	532	390
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (6)	1.42	1.79	1.99	1.76	2.77
(1)

Includes small business commercial – domestic charge-offs of $2.0 billion, $931 million and $424 million in 2008, 2007 and 2006, respectively. Small business commercial – domestic charge offs were not material in 2005 and 2004.

(2)

Includes small business commercial – domestic recoveries of $39 million, $51 million and $54 million in 2008, 2007 and 2006, respectively. Small business commercial – domestic recoveries were not material in 2005 and 2004.

(3)

The 2008 amount includes the $1.2 billion addition of the Countrywide allowance for loan losses as of July 1, 2008. The 2007 amount includes the $725 million and $25 million additions of the LaSalle and U.S. Trust Corporation allowance for loan losses as of October 1, 2007 and July 1, 2007. The 2006 amount includes the $577 billion addition of the MBNA allowance for loan losses as of January 1, 2006. The 2004 amount includes the $2.8 billion addition of the FleetBoston allowance for loan losses as of April 1, 2004.

(4)

The 2007 amount includes the $124 million addition of the LaSalle reserve for unfunded lending commitments as of October 1, 2007. The 2004 amount includes the $85 million addition of the FleetBoston reserve for unfunded lending commitments as of April 1, 2004.

(5)

Outstanding loan and lease balances and ratios do not include loans measured at fair value in accordance with SFAS 159 at and for the year ended December 31, 2008 and 2007. Loans measured at fair value were $5.4 billion and $4.6 billion at December 31, 2008 and 2007. Average loans measured at fair value were $4.9 billion and $3.0 billion for 2008 and 2007.

(6)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 56.

n/a = not applicable

98	Bank of America 2008

Table VII   Allocation of the Allowance for Credit Losses by Product Type (1)

	December 31
	2008		2007		2006		2005		2004
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$1,382	5.99%	$207	1.79%	$248	2.75%	$277	3.44%	$240	2.78%
Home equity	5,385	23.34	963	8.31	133	1.48	136	1.69	115	1.33
Discontinued real estate	658	2.85	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Credit card – domestic	3,947	17.11	2,919	25.19	3,176	35.23	3,301	41.03	3,148	36.49
Credit card – foreign	742	3.22	441	3.81	336	3.73	–	–	–	–
Direct/Indirect consumer	4,341	18.81	2,077	17.92	1,378	15.28	421	5.23	375	4.35
Other consumer	203	0.88	151	1.30	289	3.20	380	4.73	500	5.80
Total consumer	16,658	72.20	6,758	58.32	5,560	61.67	4,515	56.12	4,378	50.75
Commercial – domestic (2)	4,339	18.81	3,194	27.56	2,162	23.98	2,100	26.10	2,101	24.36
Commercial real estate	1,465	6.35	1,083	9.35	588	6.52	609	7.57	644	7.47
Commercial lease financing	223	0.97	218	1.88	217	2.41	232	2.89	442	5.12
Commercial – foreign	386	1.67	335	2.89	489	5.42	589	7.32	1,061	12.30
Total commercial (3)	6,413	27.80	4,830	41.68	3,456	38.33	3,530	43.88	4,248	49.25
Allowance for loan and lease losses	23,071	100.00%	11,588	100.00%	9,016	100.00%	8,045	100.00%	8,626	100.00%
Reserve for unfunded lending commitments	421		518		397		395		402
Allowance for credit losses	$23,492		$12,106		$9,413		$8,440		$9,028
(1)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 56.
(2)

Includes allowance for small business commercial – domestic loans of $2.4 billion, $1.4 billion and $578 million at December 31, 2008, 2007 and 2006, respectively. The allowance for small business commercial – domestic loans was not material in 2005 and 2004.

(3)

Includes allowance for loan and lease losses for impaired commercial loans of $691 million, $123 million, $43 million, $55 million and $202 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

n/a = not applicable

Bank of America 2008	99

Table VIII   Selected Loan Maturity Data (1, 2)

	December 31, 2008
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial – domestic	$79,299	$101,998	$41,431	$222,728
Commercial real estate – domestic	29,100	30,298	4,527	63,925
Foreign and other (3)	25,268	10,581	273	36,122
Total selected loans	$133,667	$142,877	$46,231	$322,775
Percent of total	41.4%	44.3%	14.3%	100.0%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$11,978	$23,888
Floating or adjustable interest rates		130,899	22,343
Total		$142,877	$46,231
(1)	Loan maturities are based on the remaining maturities under contractual terms.
(2)	Includes loans measured at fair value in accordance with SFAS 159.
(3)	Loan maturities include direct/indirect consumer, other consumer, commercial real estate and commercial – foreign loans.

Table IX   Short-term Borrowings

	2008		2007		2006
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased
At December 31	$14,432	0.11%	$14,187	4.15%	$12,232	5.35%
Average during year	8,969	1.67	7,595	4.84	5,292	5.11
Maximum month-end balance during year	18,788	–	14,187	–	12,232	–
Securities sold under agreements to repurchase
At December 31	192,166	0.84	207,248	4.63	205,295	4.94
Average during year	264,012	2.54	245,886	5.21	281,611	4.66
Maximum month-end balance during year	295,537	–	277,196	–	312,955	–
Commercial paper
At December 31	37,986	1.80	55,596	4.85	41,223	5.34
Average during year	57,337	3.09	57,712	5.03	33,942	5.15
Maximum month-end balance during year	65,399	–	69,367	–	42,511	–
Other short-term borrowings
At December 31	120,070	2.07	135,493	4.95	100,077	5.43
Average during year	125,392	2.99	113,621	5.18	90,287	5.21
Maximum month-end balance during year	160,150	–	142,047	–	104,555	–

100	Bank of America 2008

Table X Non-exchange Traded Commodity Contracts

(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2008	$1,148	$1,226
Effects of legally enforceable master netting agreements	3,573	3,573
Gross fair value of contracts outstanding, January 1, 2008	4,721	4,799
Contracts realized or otherwise settled	(1,674)	(1,605)
Fair value of new contracts	2,435	2,413
Other changes in fair value	(1,442)	(1,484)
Gross fair value of contracts outstanding, December 31, 2008	4,040	4,123
Effects of legally enforceable master netting agreements	(2,869)	(2,869)
Net fair value of contracts outstanding, December 31, 2008	$1,171	$1,254

Table XI  Non-exchange Traded Commodity Contract Maturities

	December 31, 2008
(Dollars in millions)	Asset Positions	Liability Positions
Maturity of less than 1 year	$1,623	$1,503
Maturity of 1-3 years	2,134	2,331
Maturity of 4-5 years	208	202
Maturity in excess of 5 years	75	87
Gross fair value of contracts outstanding	4,040	4,123
Effects of legally enforceable master netting agreements	(2,869)	(2,869)
Net fair value of contracts outstanding	$1,171	$1,254

Bank of America 2008	101

Table XII  Selected Quarterly Financial Data

	2008 Quarters				2007 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$13,106	$11,642	$10,621	$9,991	$9,165	$8,617	$8,389	$8,270
Noninterest income	2,574	7,979	9,789	7,080	3,639	7,480	11,281	9,992
Total revenue, net of interest expense	15,680	19,621	20,410	17,071	12,804	16,097	19,670	18,262
Provision for credit losses	8,535	6,450	5,830	6,010	3,310	2,030	1,810	1,235
Noninterest expense, before merger and restructuring charges	10,641	11,413	9,447	9,093	10,269	8,627	9,125	9,093
Merger and restructuring charges	306	247	212	170	140	84	75	111
Income (loss) before income taxes	(3,802)	1,511	4,921	1,798	(915)	5,356	8,660	7,823
Income tax expense (benefit)	(2,013)	334	1,511	588	(1,183)	1,658	2,899	2,568
Net income (loss)	$(1,789)	$1,177	$3,410	$1,210	$268	$3,698	$5,761	$5,255
Average common shares issued and outstanding (in thousands)	4,957,049	4,543,963	4,435,719	4,427,823	4,421,554	4,420,616	4,419,246	4,432,664
Average diluted common shares issued and outstanding (in thousands)	4,957,049	4,563,508	4,457,193	4,461,201	4,470,108	4,475,917	4,476,799	4,497,028
Performance ratios
Return on average assets	(0.37)%	0.25%	0.78%	0.28%	0.06%	0.93%	1.48%	1.40%
Return on average common shareholders’ equity	(6.68)	1.97	9.25	2.90	0.60	11.02	17.55	16.16
Return on average tangible shareholders’ equity (1)	(8.28)	6.24	18.54	7.26	1.90	25.58	39.22	36.29
Total ending equity to total ending assets	9.74	8.79	9.48	9.00	8.56	8.77	8.85	8.98
Total average equity to total average assets	9.06	8.73	9.20	8.77	8.32	8.51	8.55	8.78
Dividend payout	n/m	n/m	88.67	n/m	n/m	77.97	43.60	48.02
Per common share data
Earnings (loss)	$(0.48)	$0.15	$0.73	$0.23	$0.05	$0.83	$1.29	$1.18
Diluted earnings (loss)	(0.48)	0.15	0.72	0.23	0.05	0.82	1.28	1.16
Dividends paid	0.32	0.64	0.64	0.64	0.64	0.64	0.56	0.56
Book value	27.77	30.01	31.11	31.22	32.09	30.45	29.95	29.74
Market price per share of common stock
Closing	$14.08	$35.00	$23.87	$37.91	$41.26	$50.27	$48.89	$51.02
High closing	38.13	37.48	40.86	45.03	52.71	51.87	51.82	54.05
Low closing	11.25	18.52	23.87	35.31	41.10	47.00	48.80	49.46
Market capitalization	$70,645	$159,672	$106,292	$168,806	$183,107	$223,041	$216,922	$226,481
Average balance sheet
Total loans and leases	$941,563	$946,914	$878,639	$875,661	$868,119	$780,516	$740,199	$714,042
Total assets	1,948,854	1,905,691	1,754,613	1,764,927	1,742,467	1,580,565	1,561,649	1,521,418
Total deposits	892,141	857,845	786,002	787,623	781,625	702,481	697,035	686,704
Long-term debt	255,709	264,934	205,194	198,463	196,444	175,265	158,500	148,627
Common shareholders’ equity	142,535	142,303	140,243	141,456	141,085	131,606	130,700	130,737
Total shareholders’ equity	176,566	166,454	161,428	154,728	144,924	134,487	133,551	133,588
Asset quality (2)
Allowance for credit losses (3)	$23,492	$20,773	$17,637	$15,398	$12,106	$9,927	$9,436	$9,106
Nonperforming assets (4)	18,232	13,576	9,749	7,827	5,948	3,372	2,392	2,059
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	2.49%	2.17%	1.98%	1.71%	1.33%	1.21%	1.20%	1.21%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	141	173	187	203	207	300	397	443
Net charge-offs	$5,541	$4,356	$3,619	$2,715	$1,985	$1,573	$1,495	$1,427
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	2.36%	1.84%	1.67%	1.25%	0.91%	0.80%	0.81%	0.81%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	1.77	1.25	1.06	0.84	0.64	0.40	0.30	0.27
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (4, 5)	1.96	1.45	1.13	0.90	0.68	0.43	0.32	0.29
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.05	1.17	1.18	1.36	1.47	1.53	1.51	1.51
Capital ratios (period end)
Risk-based capital:
Tier 1	9.15%	7.55%	8.25%	7.51%	6.87%	8.22%	8.52%	8.57%
Total	13.00	11.54	12.60	11.71	11.02	11.86	12.11	11.94
Tier 1 Leverage	6.44	5.51	6.07	5.59	5.04	6.20	6.33	6.25
(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on ROTE and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 23.

(2)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 56.
(3)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.
(4)	Balances and ratios do not include nonperforming LHFS and nonperforming AFS debt securities.
(5)	Balances and ratios do not include loans measured at fair value in accordance with SFAS 159.

n/m = not meaningful

102	Bank of America 2008

Table XIII  Quarterly Average Balances and Interest Rates – FTE Basis

	Fourth Quarter 2008			Third Quarter 2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,511	$158	5.97%	$11,361	$101	3.54%
Federal funds sold and securities purchased under agreements to resell	104,843	393	1.50	136,322	912	2.67
Trading account assets	205,698	2,170	4.21	191,757	2,390	4.98
Debt securities (1)	280,942	3,913	5.57	266,013	3,672	5.52
Loans and leases (2):
Residential mortgage	253,468	3,581	5.65	260,748	3,712	5.69
Home equity	152,035	1,969	5.17	151,142	2,124	5.59
Discontinued real estate	21,324	459	8.60	22,031	399	7.25
Credit card – domestic	64,906	1,784	10.94	63,414	1,682	10.55
Credit card – foreign	17,211	521	12.05	17,075	535	12.47
Direct/Indirect consumer (3)	83,331	1,714	8.18	85,392	1,790	8.34
Other consumer (4)	3,544	70	7.83	3,723	80	8.78
Total consumer	595,819	10,098	6.76	603,525	10,322	6.82
Commercial – domestic	226,095	2,890	5.09	224,117	2,852	5.06
Commercial real estate (5)	64,586	706	4.35	63,220	727	4.57
Commercial lease financing	22,069	242	4.40	22,585	53	0.93
Commercial – foreign	32,994	373	4.49	33,467	377	4.48
Total commercial	345,744	4,211	4.85	343,389	4,009	4.64
Total loans and leases	941,563	14,309	6.06	946,914	14,331	6.03
Other earning assets	73,116	959	5.22	70,099	1,068	6.07
Total earning assets (6)	1,616,673	21,902	5.40	1,622,466	22,474	5.52
Cash and cash equivalents	77,388			36,030
Other assets, less allowance for loan and lease losses	254,793			247,195
Total assets	$1,948,854			$1,905,691
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,561	$58	0.73%	$32,297	$58	0.72%
NOW and money market deposit accounts	285,390	813	1.13	278,520	973	1.39
Consumer CDs and IRAs	229,410	1,835	3.18	218,862	1,852	3.37
Negotiable CDs, public funds and other time deposits	36,510	270	2.94	36,039	291	3.21
Total domestic interest-bearing deposits	582,871	2,976	2.03	565,718	3,174	2.23
Foreign interest-bearing deposits:
Banks located in foreign countries	41,398	125	1.20	36,230	266	2.91
Governments and official institutions	13,738	30	0.87	11,847	72	2.43
Time, savings and other	48,836	165	1.34	48,209	334	2.76
Total foreign interest-bearing deposits	103,972	320	1.22	96,286	672	2.78
Total interest-bearing deposits	686,843	3,296	1.91	662,004	3,846	2.31
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	459,743	1,910	1.65	465,511	3,223	2.76
Trading account liabilities	70,859	524	2.94	77,271	661	3.40
Long-term debt	255,709	2,766	4.32	264,934	2,824	4.26
Total interest-bearing liabilities (6)	1,473,154	8,496	2.30	1,469,720	10,554	2.86
Noninterest-bearing sources:
Noninterest-bearing deposits	205,298			195,841
Other liabilities	93,836			73,676
Shareholders’ equity	176,566			166,454
Total liabilities and shareholders’ equity	$1,948,854			$1,905,691
Net interest spread			3.10%			2.66%
Impact of noninterest-bearing sources			0.21			0.27
Net interest income/yield on earning assets		$13,406	3.31%		$11,920	2.93%
(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. We account for acquired impaired loans in accordance with SOP 03-3. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

Includes foreign consumer loans of $2.0 billion, $2.6 billion, $3.0 billion and $3.3 billion in the fourth, third, second and first quarters of 2008, and $3.6 billion in the fourth quarter of 2007, respectively.

(4)

Includes consumer finance loans of $2.7 billion, $2.7 billion, $2.8 billion and $3.0 billion in the fourth, third, second and first quarters of 2008, and $3.1 billion in the fourth quarter of 2007, respectively; and other foreign consumer loans of $654 million, $725 million, $862 million and $857 million in the fourth, third, second and first quarters of 2008, and $845 million in the fourth quarter of 2007, respectively.

(5)

Includes domestic commercial real estate loans of $63.6 billion, $62.2 billion, $61.6 billion and $61.0 billion in the fourth, third, second and first quarters of 2008, and $58.5 billion in the fourth quarter of 2007, respectively.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets $41 million, $12 million, $104 million and $103 million in the fourth, third, second and first quarters of 2008, and $134 million in the fourth quarter of 2007, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on liabilities $237 million, $86 million, $37 million and $49 million in the fourth, third, second and first quarters of 2008, and $201 million in the fourth quarter of 2007, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 82.

Bank of America 2008	103

Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Second Quarter 2008			First Quarter 2008			Fourth Quarter 2007
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,310	$87	3.40%	$10,596	$94	3.56%	$10,459	$122	4.63%
Federal funds sold and securities purchased under agreements to resell	126,169	800	2.54	145,043	1,208	3.34	151,938	1,748	4.59
Trading account assets	184,547	2,282	4.95	192,410	2,417	5.04	190,700	2,422	5.06
Debt securities (1)	235,369	2,963	5.04	219,377	2,835	5.17	206,873	2,795	5.40
Loans and leases (2):
Residential mortgage	256,164	3,541	5.54	270,541	3,837	5.68	277,058	3,972	5.73
Home equity	120,265	1,627	5.44	116,562	1,872	6.46	112,369	2,043	7.21
Discontinued real estate	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Credit card – domestic	61,655	1,603	10.45	63,277	1,774	11.28	60,063	1,781	11.76
Credit card – foreign	16,566	512	12.43	15,241	474	12.51	14,329	464	12.86
Direct/Indirect consumer (3)	82,593	1,731	8.43	78,705	1,699	8.68	75,138	1,658	8.75
Other consumer (4)	3,953	84	8.36	4,049	87	8.61	4,206	71	6.77
Total consumer	541,196	9,098	6.75	548,375	9,743	7.13	543,163	9,989	7.32
Commercial – domestic	219,537	2,762	5.06	212,394	3,198	6.06	213,200	3,704	6.89
Commercial real estate (5)	62,810	737	4.72	62,202	887	5.74	59,702	1,053	6.99
Commercial lease financing	22,276	243	4.37	22,227	261	4.69	22,239	574	10.33
Commercial – foreign	32,820	366	4.48	30,463	387	5.11	29,815	426	5.67
Total commercial	337,443	4,108	4.89	327,286	4,733	5.81	324,956	5,757	7.03
Total loans and leases	878,639	13,206	6.04	875,661	14,476	6.64	868,119	15,746	7.21
Other earning assets	65,200	1,005	6.19	67,208	1,129	6.75	74,909	1,296	6.89
Total earning assets (6)	1,500,234	20,343	5.44	1,510,295	22,159	5.89	1,502,998	24,129	6.39
Cash and cash equivalents	33,799			33,949			33,714
Other assets, less allowance for loan and lease losses	220,580			220,683			205,755
Total assets	$1,754,613			$1,764,927			$1,742,467
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$33,164	$64	0.77%	$31,798	$50	0.63%	$31,961	$50	0.63%
NOW and money market deposit accounts	258,104	856	1.33	248,949	1,139	1.84	240,914	1,334	2.20
Consumer CDs and IRAs	178,828	1,646	3.70	188,005	2,071	4.43	183,910	2,179	4.70
Negotiable CDs, public funds and other time deposits	24,216	195	3.25	32,201	320	4.00	34,997	420	4.76
Total domestic interest-bearing deposits	494,312	2,761	2.25	500,953	3,580	2.87	491,782	3,983	3.21
Foreign interest-bearing deposits:
Banks located in foreign countries	33,777	272	3.25	39,196	400	4.10	45,050	557	4.91
Governments and official institutions	11,789	77	2.62	14,650	132	3.62	16,506	192	4.62
Time, savings and other	55,403	410	2.97	53,064	476	3.61	51,919	521	3.98
Total foreign interest-bearing deposits	100,969	759	3.02	106,910	1,008	3.79	113,475	1,270	4.44
Total interest-bearing deposits	595,281	3,520	2.38	607,863	4,588	3.04	605,257	5,253	3.44
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	444,578	3,087	2.79	452,854	4,142	3.68	456,530	5,598	4.87
Trading account liabilities	70,546	749	4.27	82,432	840	4.10	81,500	825	4.02
Long-term debt	205,194	2,050	4.00	198,463	2,298	4.63	196,444	2,638	5.37
Total interest-bearing liabilities (6)	1,315,599	9,406	2.87	1,341,612	11,868	3.55	1,339,731	14,314	4.25
Noninterest-bearing sources:
Noninterest-bearing deposits	190,721			179,760			176,368
Other liabilities	86,865			88,827			81,444
Shareholders’ equity	161,428			154,728			144,924
Total liabilities and shareholders’ equity	$1,754,613			$1,764,927			$1,742,467
Net interest spread			2.57%			2.34%			2.14%
Impact of noninterest-bearing sources			0.35			0.39			0.47
Net interest income/yield on earning assets		$10,937	2.92%		$10,291	2.73%		$9,815	2.61%

For Footnotes, see page 103.

n/a = not applicable

104	Bank of America 2008

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

Interest-only Strip – A residual interest in a securitization trust representing the right to receive future net cash flows from securitized assets after payments to third party investors and net credit losses. These arise when assets are transferred to a special purpose entity as part of an asset securitization transaction qualifying for sale treatment under GAAP.

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

Return on Average Tangible Shareholders’ Equity (ROTE) – Measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit reduced by allocated goodwill and intangible assets (excluding MSRs).

Securitize / Securitization – A process by which financial assets are sold to a special purpose entity, which then issues securities collateralized by those underlying assets, and the return on the securities issued is based on the principal and interest cash flow of the underlying assets.

SOP 03-3 Portfolio – Loans acquired from Countrywide which showed signs of deterioration and were considered impaired. These loans were written down to fair value at the acquisition date in accordance with SOP 03-3.

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

Bank of America 2008	105

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

106	Bank of America 2008

Accounting Pronouncements

SFAS 52	Foreign Currency Translation

SFAS 109	Accounting for Income Taxes

SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended

SFAS 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125

SFAS 157	Fair Value Measurements

SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

FIN 46R	Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51

FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

SAB 109	Written Loan Commitments Recorded at Fair Value Through Earnings

SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Acronyms

ABS	Asset-backed securities

AFS	Available-for-sale

AICPA	American Institute of Certified Public Accountants

ALCO	Asset and Liability Committee

ALM	Asset and liability management

ARS	Auction rate securities

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities

CRC	Credit Risk Committee

EPS	Earnings per common share

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit and Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council

FIN	Financial Accounting Standards Board Interpretation

FRB/Federal Reserve	Board of Governors of the Federal Reserve System

FSP	Financial Accounting Standards Board Staff Position

FTE	Fully taxable-equivalent

GAAP	Generally accepted accounting principles in the United States

GRC	Global Markets Risk Committee

IPO	Initial public offering

LHFS	Loans held-for-sale

LIBOR	London InterBank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income

SBLCs	Standby letters of credit

SEC	Securities and Exchange Commission

SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards

SOP	American Institute of Certified Public Accountants Statement of Position

SPE	Special purpose entity

Bank of America 2008	107

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Market Risk Management in the MD&A beginning on page 78 which is incorporated herein by reference.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm.

Kenneth D. Lewis

Chairman, Chief Executive Officer and President

Joe L. Price

Chief Financial Officer

108	Bank of America 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Bank of America Corporation:

In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing on page 108 of the 2008 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 19 – Fair Value Disclosures to the Consolidated Financial Statements, as of the beginning of 2007 the Corporation has adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

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

Charlotte, North Carolina

February 25, 2009

Bank of America 2008	109

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2008	2007	2006
Interest income
Interest and fees on loans and leases	$56,017	$55,681	$48,274
Interest on debt securities	13,146	9,784	11,655
Federal funds sold and securities purchased under agreements to resell	3,313	7,722	7,823
Trading account assets	9,057	9,417	7,232
Other interest income	4,151	4,700	3,601
Total interest income	85,684	87,304	78,585
Interest expense
Deposits	15,250	18,093	14,480
Short-term borrowings	12,362	21,967	19,837
Trading account liabilities	2,774	3,444	2,640
Long-term debt	9,938	9,359	7,034
Total interest expense	40,324	52,863	43,991
Net interest income	45,360	34,441	34,594
Noninterest income
Card income	13,314	14,077	14,290
Service charges	10,316	8,908	8,224
Investment and brokerage services	4,972	5,147	4,456
Investment banking income	2,263	2,345	2,317
Equity investment income	539	4,064	3,189
Trading account profits (losses)	(5,911)	(4,889)	3,358
Mortgage banking income	4,087	902	541
Insurance premiums	1,833	761	437
Gains (losses) on sales of debt securities	1,124	180	(443)
Other income (loss)	(5,115)	897	1,813
Total noninterest income	27,422	32,392	38,182
Total revenue, net of interest expense	72,782	66,833	72,776

Provision for credit losses	26,825	8,385	5,010

Noninterest expense
Personnel	18,371	18,753	18,211
Occupancy	3,626	3,038	2,826
Equipment	1,655	1,391	1,329
Marketing	2,368	2,356	2,336
Professional fees	1,592	1,174	1,078
Amortization of intangibles	1,834	1,676	1,755
Data processing	2,546	1,962	1,732
Telecommunications	1,106	1,013	945
Other general operating	7,496	5,751	4,776
Merger and restructuring charges	935	410	805
Total noninterest expense	41,529	37,524	35,793
Income before income taxes	4,428	20,924	31,973
Income tax expense	420	5,942	10,840
Net income	$4,008	$14,982	$21,133
Preferred stock dividends	1,452	182	22
Net income available to common shareholders	$2,556	$14,800	$21,111
Per common share information
Earnings	$0.56	$3.35	$4.66
Diluted earnings	0.55	3.30	4.59
Dividends paid	2.24	2.40	2.12
Average common shares issued and outstanding (in thousands)	4,592,085	4,423,579	4,526,637
Average diluted common shares issued and outstanding (in thousands)	4,612,491	4,480,254	4,595,896

See accompanying Notes to Consolidated Financial Statements.

110	Bank of America 2008

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2008	2007
Assets
Cash and cash equivalents	$32,857	$42,531
Time deposits placed and other short-term investments	9,570	11,773
Federal funds sold and securities purchased under agreements to resell (includes $2,330 and $2,578 measured at fair value and $82,099 and $128,887 pledged as collateral)	82,478	129,552
Trading account assets (includes $69,348 and $88,745 pledged as collateral)	159,522	162,064
Derivative assets	62,252	34,662
Debt securities:
Available-for-sale (includes $158,939 and $107,440 pledged as collateral)	276,904	213,330
Held-to-maturity, at cost (fair value – $685 and $726)	685	726
Total debt securities	277,589	214,056
Loans and leases (includes $5,413 and $4,590 measured at fair value and $166,891 and $115,285 pledged as collateral)	931,446	876,344
Allowance for loan and lease losses	(23,071)	(11,588)
Loans and leases, net of allowance	908,375	864,756
Premises and equipment, net	13,161	11,240
Mortgage servicing rights (includes $12,733 and $3,053 measured at fair value)	13,056	3,347
Goodwill	81,934	77,530
Intangible assets	8,535	10,296
Loans held-for-sale (includes $18,964 and $15,765 measured at fair value)	31,454	34,424
Other assets (includes $29,906 and $25,323 measured at fair value)	137,160	119,515
Total assets	$1,817,943	$1,715,746
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$213,994	$188,466
Interest-bearing (includes $1,717 and $2,000 measured at fair value)	576,938	501,882
Deposits in foreign offices:
Noninterest-bearing	4,004	3,761
Interest-bearing	88,061	111,068
Total deposits	882,997	805,177
Federal funds purchased and securities sold under agreements to repurchase	206,598	221,435
Trading account liabilities	57,287	77,342
Derivative liabilities	30,709	22,423
Commercial paper and other short-term borrowings	158,056	191,089
Accrued expenses and other liabilities (includes $1,978 and $660 measured at fair value and $421 and $518 of reserve for unfunded lending commitments)	36,952	53,969
Long-term debt	268,292	197,508
Total liabilities	1,640,891	1,568,943
Commitments and contingencies (Note 9 – Variable Interest Entities and Note 13 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 8,202,042 and 185,067 shares	37,701	4,409
Common stock and additional paid-in capital, $0.01 par value; authorized – 10,000,000,000 and 7,500,000,000 shares; issued and outstanding – 5,017,435,592 and 4,437,885,419 shares	76,766	60,328
Retained earnings	73,823	81,393
Accumulated other comprehensive income (loss)	(10,825)	1,129
Other	(413)	(456)
Total shareholders’ equity	177,052	146,803
Total liabilities and shareholders’ equity	$1,817,943	$1,715,746

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2008	111

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2005	$271	3,999,688	$41,693	$67,552	$(7,556)	$(427)	$101,533
Adjustment to initially apply FASB Statement No. 158 (2)					(1,308)		(1,308)
Net income				21,133			21,133	$21,133
Net changes in available-for-sale debt and marketable equity securities					245		245	245
Net changes in foreign currency translation adjustments					269		269	269
Net changes in derivatives					641		641	641
Dividends paid:
Common				(9,639)			(9,639)
Preferred				(22)			(22)
Issuance of preferred stock	2,850						2,850
Redemption of preferred stock	(270)						(270)
Common stock issued under employee plans and related tax effects		118,418	4,863			(39)	4,824
Stock issued in acquisition (3)		631,145	29,377				29,377
Common stock repurchased		(291,100)	(14,359)				(14,359)
Other					(2)		(2)	(2)
Balance, December 31, 2006	2,851	4,458,151	61,574	79,024	(7,711)	(466)	135,272	22,286
Cumulative adjustment for accounting changes (4) :
Leveraged leases				(1,381)			(1,381)
Fair value option and measurement				(208)			(208)
Income tax uncertainties				(146)			(146)
Net income				14,982			14,982	14,982
Net changes in available-for-sale debt and marketable equity securities					9,269		9,269	9,269
Net changes in foreign currency translation adjustments					149		149	149
Net changes in derivatives					(705)		(705)	(705)
Employee benefit plan adjustments					127		127	127
Dividends paid:
Common				(10,696)			(10,696)
Preferred				(182)			(182)
Issuance of preferred stock	1,558						1,558
Common stock issued under employee plans and related tax effects		53,464	2,544			10	2,554
Common stock repurchased		(73,730)	(3,790)				(3,790)
Balance, December 31, 2007	4,409	4,437,885	60,328	81,393	1,129	(456)	146,803	23,822
Net income				4,008			4,008	4,008
Net changes in available-for-sale debt and marketable equity securities					(8,557)		(8,557)	(8,557)
Net changes in foreign currency translation adjustments					(1,000)		(1,000)	(1,000)
Net changes in derivatives					944		944	944
Employee benefit plan adjustments					(3,341)		(3,341)	(3,341)
Dividends paid:
Common				(10,256)			(10,256)
Preferred (5)				(1,272)			(1,272)
Issuance of preferred stock	33,242						33,242
Stock issued in acquisition (6)		106,776	4,201				4,201
Issuance of common stock		455,000	9,883				9,883
Common stock issued under employee plans and related tax effects		17,775	854			43	897
Issuance of stock warrants			1,500				1,500
Other	50			(50)			–
Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052	$(7,946)
(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.
(2)	Includes accumulated adjustment to apply SFAS 158 of $(1,428) million, net-of-tax, and the reversal of the additional minimum liability adjustment of $120 million, net-of-tax.
(3)	Includes adjustments for the fair value of outstanding MBNA Corporation (MBNA) stock-based compensation awards of 32 thousand shares and $435 million.
(4)

Effective January 1, 2007, the Corporation adopted FSP 13-2, SFAS 157, SFAS 159 and FIN 48. For additional information on the adoption of these accounting pronouncements, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

(5)	Excludes $130 million of Series N Preferred Stock fourth quarter 2008 cumulative preferred dividends not declared as of year end and $50 million of accretion of discounts on preferred stock issuances.
(6)	Includes adjustments for the fair value of certain Countrywide stock-based compensation awards of 507 thousand shares and $86 million.

See accompanying Notes to Consolidated Financial Statements.

112	Bank of America 2008

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2008	2007	2006
Operating activities
Net income	$4,008	$14,982	$21,133
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	26,825	8,385	5,010
(Gains) losses on sales of debt securities	(1,124)	(180)	443
Depreciation and premises improvements amortization	1,485	1,168	1,114
Amortization of intangibles	1,834	1,676	1,755
Deferred income tax (benefit) expense	(5,801)	(753)	1,850
Net increase in trading and derivative instruments	(21,603)	(8,108)	(3,870)
Net (increase) decrease in other assets	3,803	(15,855)	(17,070)
Net increase (decrease) in accrued expenses and other liabilities	(14,449)	4,190	4,517
Other operating activities, net	9,056	5,531	(373)
Net cash provided by operating activities	4,034	11,036	14,509
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	2,203	2,191	(3,053)
Net decrease in federal funds sold and securities purchased under agreements to resell	53,723	6,294	13,020
Proceeds from sales of available-for-sale debt securities	120,972	28,107	53,446
Proceeds from paydowns and maturities of available-for-sale debt securities	26,068	19,233	22,417
Purchases of available-for-sale debt securities	(184,232)	(28,016)	(40,905)
Proceeds from maturities of held-to-maturity debt securities	741	630	7
Purchases of held-to-maturity debt securities	(840)	(314)	–
Proceeds from sales of loans and leases	52,455	57,875	37,812
Other changes in loans and leases, net	(69,574)	(177,665)	(145,779)
Net purchases of premises and equipment	(2,098)	(2,143)	(748)
Proceeds from sales of foreclosed properties	1,187	104	93
(Acquisition) divestiture of business activities, net	6,650	(19,816)	(2,388)
Other investing activities, net	(10,185)	5,040	(2,226)
Net cash used in investing activities	(2,930)	(108,480)	(68,304)
Financing activities
Net increase in deposits	14,830	45,368	38,340
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(34,529)	(1,448)	(22,454)
Net increase (decrease) in commercial paper and other short-term borrowings	(33,033)	32,840	23,709
Proceeds from issuance of long-term debt	43,782	67,370	49,464
Retirement of long-term debt	(35,072)	(28,942)	(17,768)
Proceeds from issuance of preferred stock	34,742	1,558	2,850
Redemption of preferred stock	–	–	(270)
Proceeds from issuance of common stock	10,127	1,118	3,117
Common stock repurchased	–	(3,790)	(14,359)
Cash dividends paid	(11,528)	(10,878)	(9,661)
Excess tax benefits of share-based payments	42	254	477
Other financing activities, net	(56)	(38)	(312)
Net cash provided by (used in) financing activities	(10,695)	103,412	53,133
Effect of exchange rate changes on cash and cash equivalents	(83)	134	92
Net increase (decrease) in cash and cash equivalents	(9,674)	6,102	(570)
Cash and cash equivalents at January 1	42,531	36,429	36,999
Cash and cash equivalents at December 31	$32,857	$42,531	$36,429
Supplemental cash flow disclosures
Cash paid for interest	$41,951	$51,829	$42,355
Cash paid for income taxes	4,700	9,196	7,210

During 2008, the Corporation reclassified $10.9 billion of net transfers of AFS debt securities to trading account assets.

The Corporation securitized $26.1 billion of residential mortgage loans into mortgage-backed securities and $4.9 billion of automobile loans into asset-backed securities which were retained by the Corporation during 2008.

The fair values of noncash assets acquired and liabilities assumed in the Countrywide acquisition were $157.4 billion and $157.8 billion.

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

The fair values of noncash assets acquired and liabilities assumed in the MBNA merger were $83.3 billion and $50.4 billion at January 1, 2006.

Approximately 631 million shares of common stock, valued at approximately $28.9 billion were issued in connection with the MBNA merger.

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2008	113

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On July 1, 2008, Bank of America Corporation and its subsidiaries (the Corporation) acquired all of the outstanding shares of Countrywide Financial Corporation (Countrywide) through its merger with a subsidiary of the Corporation in exchange for stock with a value of $4.2 billion. On October 1, 2007, the Corporation acquired all the outstanding shares of ABN AMRO North America Holding Company, parent of LaSalle Bank Corporation (LaSalle), for $21.0 billion in cash. On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. These mergers were accounted for under the purchase method of accounting. Consequently, Countrywide, LaSalle and U.S. Trust Corporation’s results of operations were included in the Corporation’s results from their dates of acquisition.

On January 1, 2009, the Corporation acquired Merrill Lynch & Co., Inc. (Merrill Lynch) through its merger with a subsidiary of the Corporation. For more information related to the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At December 31, 2008, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), FIA Card Services, N.A. and Countrywide Bank, FSB. Effective October 2008, LaSalle Bank, N.A. merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. This merger had no impact on the Consolidated Financial Statements of the Corporation.

Note 1 – Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition and for VIEs, from the dates that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in other assets and are subject to impairment testing. The Corporation’s proportionate share of income or loss is included in equity investment income.

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

Recently Proposed and Issued Accounting Pronouncements

On January 12, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 changed the guidance for the determination of whether an impairment of certain non-investment grade, beneficial interests in securitized financial assets is considered other-than-temporary. The adoption of FSP EITF 99-20-1, effective December 31, 2008, did not have a material impact on the Corporation’s financial condition and results of operations.

On December 11, 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8). FSP FAS 140-4 and FIN 46(R)-8 amends Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (SFAS 140) to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FASB Interpretation (FIN) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46R) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. The expanded disclosure requirements for FSP FAS 140-4 and FIN 46(R)-8 are effective for the Corporation’s financial statements for the year ending December 31, 2008 and are included in Note 8 – Securitizations and Note 9 – Variable Interest Entities to the Consolidated Financial Statements. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact the Corporation’s financial condition and results of operations.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies how SFAS No. 157 “Fair Value Measurements” (SFAS 157) should be applied when valuing securities in markets that are not active. The adoption of FSP 157-3, effective September 30, 2008, did not have a material impact on the Corporation’s financial condition and results of operations.

On September 15, 2008, the FASB released exposure drafts which would amend SFAS 140 and FIN 46R. As written, the proposed amendments would, among other things, eliminate the concept of a qualifying special purpose entity (QSPE) and change the standards for consolidation of VIEs. The changes would be effective for both existing and newly created entities as of January 1, 2010. If adopted as written, the amendments would likely result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Consolidated Balance Sheet of the Corporation (e.g., credit card securitization trusts). Management is currently evaluating the impact the exposure drafts would have on the Corporation’s financial condition and results of operations if adopted as written.

114	Bank of America 2008

On September 12, 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1). FSP 133-1 requires expanded disclosures about credit derivatives and guarantees. The expanded disclosure requirements for FSP 133-1 were effective for the Corporation’s financial statements for the year ending December 31, 2008 and are included in Note 4 – Derivatives to the Consolidated Financial Statements. The adoption of FSP 133-1 did not impact the Corporation’s financial condition and results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). FSP 03-6-1 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share (EPS) using the two-class method under SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009. Additionally, all prior-period EPS data shall be adjusted retrospectively. The adoption of FSP 03-6-1 will not have a material impact on the Corporation’s financial condition and results of operations.

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

On February 20, 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009. The adoption of FSP 140-3 is not expected to have a material impact on the Corporation’s financial condition and results of operations.

On January 1, 2008, the Corporation adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption on a prospective basis. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments (IRLCs).

On January 1, 2008, the Corporation adopted EITF consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires on a prospective basis that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The adoption of EITF 06-11 did not have a material impact on the Corporation’s financial condition and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009. The Corporation applied SFAS 141R to its January 1, 2009 acquisition of Merrill Lynch.

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

On January 1, 2007, the Corporation adopted FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). The principal provision of FSP 13-2 is the requirement that a lessor recalculate the recognition of lease income when there is a change in the estimated timing of the cash flows relating to income taxes generated by such leveraged lease. The adoption of FSP 13-2 reduced the beginning balance of retained earnings as of January 1, 2007 by $1.4 billion, net-of-tax, with a corresponding offset decreasing the net investment in leveraged leases recorded as part of loans and leases.

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

Bank of America 2008	115

Collateral

The Corporation accepts collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2008, the fair value of this collateral was approximately $144.5 billion of which $117.6 billion was sold or repledged. At December 31, 2007, the fair value of this collateral was approximately $210.7 billion of which $156.3 billion was sold or repledged. The primary source of this collateral is reverse repurchase agreements. The Corporation also pledges securities and loans as collateral in transactions that include repurchase agreements, public and trust deposits, U.S. Treasury Department (U.S. Treasury) tax and loan notes, and other short-term borrowings. This collateral can be sold or repledged by the counterparties to the transactions.

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

Prior to January 1, 2007, the Corporation recognized gains and losses at inception of a derivative contract only if the fair value of the contract was evidenced by a quoted market price in an active market, an observable price or other market transaction, or other observable data supporting a valuation model in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). For those gains and losses not evidenced by the above mentioned market data, the transaction price was used as the fair value of the derivative contract. Any difference between the transaction price and the model fair value was considered an unrecognized gain or loss at inception of the contract. These unrecognized gains and losses were recorded in income using the straight-line method of amortization over the contractual life of the derivative contract. The adoption of SFAS 157 on January 1, 2007, eliminated the deferral of these gains and losses resulting in the recognition of previously deferred gains and losses as an increase to the beginning balance of retained earnings by a pre-tax amount of $22 million.

Trading Derivatives and Economic Hedges

The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. Derivatives held for trading purposes are included in derivative assets or derivative liabilities with changes in fair value reflected in trading account profits (losses).

Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are also included in derivative assets or derivative liabilities. Changes in the fair value of derivatives that serve as economic hedges of mortgage servicing rights (MSRs), IRLCs and first mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in mortgage banking income. Changes in the fair value of derivatives that serve as asset and liability management (ALM) economic hedges, which do not qualify or were not designated as accounting hedges, are recorded in other income (loss). Credit derivatives used by the Corporation do not qualify for hedge accounting under SFAS 133 despite being effective economic hedges and changes in the fair value of these derivatives are included in other income (loss).

Derivatives Used For SFAS 133 Hedge Accounting Purposes

For SFAS 133 hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Corporation uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Corpo-

116	Bank of America 2008

ration discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.

The Corporation uses its derivatives designated as hedging for accounting purposes as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Corporation manages interest rate and foreign currency exchange rate sensitivity predominantly through the use of derivatives. Fair value hedges are used to protect against changes in the fair value of the Corporation’s assets and liabilities that are due to interest rate or foreign exchange volatility. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuation. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are hedged is 27 years, with a substantial portion of the hedged transactions being less than 10 years. For open or future cash flow hedges, the maximum length of time over which forecasted transactions are or will be hedged is less than seven years. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same income statement line item with changes in the fair value of the related hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (OCI) and are reclassified into the line item in the Consolidated Statement of Income in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement line item that is used to record hedge effectiveness. SFAS 133 retains certain concepts of SFAS No. 52, “Foreign Currency Translation,” (SFAS 52) for foreign currency exchange hedging. Consistent with SFAS 52, the Corporation records changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent effective, as a component of accumulated OCI.

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

Effective January 1, 2008, the Corporation adopted SAB 109 for its derivative loan commitments issued or modified after the adoption date which supersedes SEC SAB No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105). SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. In estimating the fair value of an IRLC, the Corporation assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on observable market data. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time. Changes from the expected future cash flows related to the customer relationship are excluded from the valuation of the IRLCs. Prior to January 1, 2008, the Corporation did not record any unrealized gain or loss at the inception of the loan commitment, which is the time the commitment is issued to the borrower, as SAB 105 did not allow expected net future cash flows related to servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.

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

Securities

Debt securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as debt securities as of the trade date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities that are bought and held principally for the purpose of resale in the near term are classified as trading account assets and are stated at fair value with unrealized gains and losses included in trading account profits (losses). All other debt securities that management has the intent and ability to hold for the foreseeable future are classified as available-for-sale (AFS) and carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis. If there is an other-than-temporary deterioration in the fair value of any individual debt security classified as AFS, the Corporation will reclassify the associated net unrealized loss out of accumulated OCI with a corresponding adjustment to other income. If there is an other-than-temporary deterioration in the fair value of any individual security classified as held-to-maturity the Corporation will write down the security to fair value with a corresponding adjustment to other income. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses from the sales of debt securities, which are included in gains (losses) on sales of debt securities, are determined using the specific identification method.

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

Bank of America 2008	117

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

Equity investments held by Principal Investing, a diversified equity investor in companies at all stages of their life cycle from startup to buyout, are reported at fair value pursuant to the American Institute of Certified Public Accountants (AICPA) Investment Company Audit Guide and recorded in other assets. These investments are made either directly in a company or held through a fund. Equity investments for which there are active market quotes are carried at estimated fair value based on market prices. Nonpublic and other equity investments for which representative market quotes are not readily available are initially valued at the transaction price. Subsequently, the Corporation adjusts valuations when evidence is available to support such adjustments. Such evidence includes changes in value as a result of initial public offerings (IPO), market comparables, market liquidity, the investees’ financial results, sales restrictions, or other-than-temporary declines in value. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including expected cash flows and market comparables of similar companies. Additionally, certain private equity investments that are not accounted for under the AICPA Investment Company Audit Guide may be carried at fair value in accordance with SFAS No. 159 “Fair Value Option for Financial Assets and Liabilities” (SFAS 159). Gains and losses on these equity investments, both unrealized and realized, are recorded in equity investment income.

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

The Corporation purchases loans with and without evidence of credit quality deterioration since origination. Those loans with evidence of credit quality deterioration for which it is probable at purchase that the Corporation will be unable to collect all contractually required payments are accounted for under AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (LTV), some of which are not immediately available as of the purchase date. The Corporation continues to evaluate this information and other credit-related information as it becomes available. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Corporation’s initial investment in loans if those differences are attributable, at least in part, to credit quality.

The initial fair values for loans within the scope of SOP 03-3 are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected at acquisition using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan and lease losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences.

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

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The allowance for loan and lease losses and the reserve for unfunded lending commitments exclude loans and unfunded lending commitments measured at fair value in accordance with SFAS 159 as mark-to-market adjustments related to these instruments already reflect a credit component. The allowance for loan and lease losses represents the estimated probable credit losses in funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Credit exposures, excluding derivative assets, trading account assets and loans measured at fair value, deemed to be uncollectible are charged against these accounts. Cash recovered on previously charged off amounts are recorded as recoveries to these accounts.

The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans (e.g., consumer real estate and credit card loans) and certain commercial loans (e.g., business card and small business portfolio), is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic conditions and credit scores. These models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. The remaining commercial portfolios are reviewed

118	Bank of America 2008

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

If necessary, a specific allowance for loan and lease losses is established for individual impaired commercial loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement, and once a loan has been identified as individually impaired, management measures impairment in accordance with SFAS 114. Individually impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the present value of payments expected to be received, a specific allowance is established as a component of the allowance for loan and lease losses.

SOP 03-3 requires acquired impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. For more information on the SOP 03-3 portfolio associated with the acquisition of Countrywide, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

Nonperforming Loans and Leases, Charge-offs and Delinquencies

In accordance with the Corporation’s policies, non-bankrupt credit card loans, and open-end unsecured consumer loans are charged off no later than the end of the month in which the account becomes 180 days past due. The outstanding balance of real estate secured loans that is in excess of the property value, less cost to sell, are charged off no later than the end of the month in which the account becomes 180 days past due. Personal property secured loans are charged off no later than the end of the month in which the account becomes 120 days past due. Accounts in bankruptcy are charged off for credit card and certain open-end unsecured accounts 60 days after bankruptcy notification. For secured products, accounts in bankruptcy are written down to the collateral value, less cost to sell, by the end of the month the account becomes 60 days past due. Only real estate secured accounts are generally placed into nonaccrual status and classified as nonperforming at 90 days past due. These loans may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Consumer loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties where the Corporation does not receive adequate compensation are considered troubled debt restructurings.

Commercial loans and leases, excluding business card loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally classified as nonperforming unless well-secured and in the process of collection. Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, without compensation on restructured loans, are classified as nonperforming until the loan is performing for an adequate period of time under the restructured agreement. In situations where the Corporation does not receive adequate compensation, the restructuring is considered a troubled debt restructuring. Interest accrued but not collected is reversed when a commercial loan is classified as nonperforming. Interest collections on commercial nonperforming loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Business card loans are charged off no later than the end of the month in which the account becomes 180 days past due or in which 60 days has elapsed since receipt of notification of bankruptcy filing, whichever comes first, and are not classified as nonperforming.

The entire balance of a consumer and commercial loan account is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Interest and fees

Bank of America 2008	119

continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable. Delinquency is reported on accruing loans that are 30 days or more past due.

SOP 03-3 requires impaired loans be recorded at fair value at the acquisition date. Although the customer may be contractually delinquent or nonperforming the Corporation does not disclose these loans as delinquent or nonperforming as the loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan. In addition, reported net charge-offs are lower as the initial fair value at acquisition date would have already considered the estimated credit losses in the fair valuing of these loans.

Loans Held-for-Sale

LHFS include residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, and are carried at the lower of aggregate cost or market or fair value. The Corporation elected on January 1, 2007 to account for certain LHFS, including first mortgage LHFS, at fair value in accordance with SFAS 159. Fair values for LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans and adjusted to reflect the inherent credit risk. Mortgage loan origination costs related to LHFS for which the Corporation elected the fair value option are recognized in noninterest expense when incurred. Mortgage loan origination costs for LHFS carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

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

Mortgage Servicing Rights

The Corporation accounts for consumer-related MSRs at fair value with changes in fair value recorded in mortgage banking income in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets” (SFAS 156), while commercial-related and residential reverse mortgage MSRs continue to be accounted for using the amortization method (i.e., lower of cost or market) with impairment recognized as a reduction to mortgage banking income. To reduce the volatility of earnings to interest rate and market value fluctuations, certain securities and derivatives such as options and interest rate swaps may be used as economic hedges of the MSRs, but are not designated as hedges under SFAS 133. These economic hedges are marked to market and recognized through mortgage banking income.

The Corporation determines the fair value of our consumer-related MSRs using a valuation model that calculates the present value of estimated future net servicing income. This is accomplished through an option-adjusted spread (OAS) valuation approach which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted average lives of the MSRs and the OAS levels. The OAS represents the spread that is added to the discount rate so that the sum of the discounted cash flows equals the market price, therefore it is a measure of the extra yield over the refer-

ence discount factor (i.e., the forward swap curve) that the Corporation is expected to earn by holding the asset. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change, and could have an adverse impact on the value of our MSRs and could result in a corresponding reduction to mortgage banking income.

Goodwill and Intangible Assets

Goodwill is calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step has to be performed. This additional step compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2008, 2007 and 2006, goodwill was tested for impairment and it was determined that goodwill was not impaired at any of these dates.

Intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At December 31, 2008, intangible assets included on the Consolidated Balance Sheet consist of purchased credit card relationship intangibles, core deposit intangibles, affinity relationships, and other intangibles that are amortized on an accelerated or straight-line basis over anticipated periods of benefit of up to 15 years.

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

Securitizations

The Corporation securitizes, sells and services interests in residential mortgage loans and credit card loans, and from time to time, automobile, other consumer and commercial loans. The accounting for these activities is governed by SFAS 140. The securitization vehicles are typically QSPEs which, in accordance with SFAS 140, are legally isolated, bankruptcy

120	Bank of America 2008

remote and beyond the control of the seller. QSPEs are not included in the Corporation’s Consolidated Financial Statements. When the Corporation securitizes assets, it may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, overcollateralization and cash reserve accounts, all of which are generally considered retained interests in the securitized assets. The Corporation may also retain senior tranches in these securitizations. Gains and losses upon sale of the assets are based on an allocation of the previous carrying amount of the assets to the retained interests. Carrying amounts of assets transferred are allocated in proportion to the relative fair values of the assets sold and interests retained.

Quoted market prices are primarily used to obtain fair values of senior retained interests. Generally, quoted market prices for retained residual interests are not available; therefore, the Corporation estimates fair values based upon the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. See Note 8 – Securitizations to the Consolidated Financial Statements for further discussion.

Interest-only strips retained in connection with credit card securitizations are classified in other assets and carried at fair value, with changes in fair value recorded in card income. Other retained interests are recorded in other assets, AFS debt securities, or trading account assets and are carried at fair value or amounts that approximate fair value with changes recorded in income or accumulated OCI. If the fair value of such retained interests has declined below its carrying amount and there has been an adverse change in estimated contractual cash flows of the underlying assets, then such decline is determined to be other-than-temporary and the retained interest is written down to fair value with a corresponding adjustment to other income.

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

The Corporation determines whether these entities should be consolidated by evaluating the degree to which it maintains control over the financing entity and will receive the risks and rewards of the assets in the financing entity. In making this determination, the Corporation considers whether the entity is a QSPE, which is generally not required to be consolidated by the seller or investors in the entity. For non-QSPE structures or VIEs, the Corporation assesses whether it is the primary beneficiary of the entity. In accordance with FIN 46R, the entity that will absorb a majority of expected variability (the sum of the absolute values of the expected losses and expected residual returns) consolidates the VIE and is referred to as the primary beneficiary. As certain events occur, the Corporation reevaluates which parties will absorb variability and whether the Corporation has become or is no longer the primary beneficiary. Reconsideration events may occur when VIEs acquire additional assets, issue new variable interests or enter into new or modified contractual arrangements. A reconsideration event may also occur when the

Corporation acquires new or additional interests in a VIE. For additional information on other SPEs, see Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Fair Value

The Corporation measures the fair market values of its financial instruments in accordance with SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs to determine the exit price. Also in accordance with SFAS 157, the Corporation categorizes its financial instruments, based on the priority of inputs to the valuation technique, into a three-level hierarchy, as discussed below. Trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs, and certain other assets are carried at fair value in accordance with various accounting literature, including SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), SFAS 133, SFAS 156 and broker dealer or investment company guidance. The Corporation has also elected to carry certain assets and liabilities at fair value in accordance with SFAS 159 including certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, and long-term deposits. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage and certain LHFS.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (ABS), highly structured, complex or long-dated derivative contracts, certain LHFS, IRLCs and certain collateralized debt obligations (CDOs) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

For more information on the fair value of the Corporation’s financial instruments see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Bank of America 2008	121

Income Taxes

The Corporation accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) as interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized.

Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). The Corporation accrues income-tax-related interest and penalties, if applicable, within income tax expense.

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

In addition, the Corporation has established unfunded supplemental benefit plans and supplemental executive retirement plans (SERPS) for selected officers of the Corporation and its subsidiaries that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. The SERPS were frozen and the executive officers do not accrue any additional benefits. These plans are nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Corporation; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor. In addition, the Corporation has established several postretirement healthcare and life insurance benefit plans.

The Corporation accounts for its retirement benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), as applicable.

Accumulated Other Comprehensive Income

The Corporation records gains and losses on cash flow hedges, unrealized gains and losses on AFS debt and marketable equity securities,

unrecognized actuarial gains and losses, transition obligation and prior service costs on pension and postretirement plans, foreign currency translation adjustments, and related hedges of net investments in foreign operations in accumulated OCI, net-of-tax. Accumulated OCI also includes fair value adjustments on certain retained interests in the Corporation’s securitization transactions. Gains or losses on derivatives accounted for as cash flow hedges are reclassified to net income when the hedged transaction affects earnings. Gains and losses on AFS debt and marketable equity securities are reclassified to earnings as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to earnings at the time of the charge. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.

Earnings Per Common Share

Earnings per common share is computed by dividing net income available to common shareholders by the weighted average common shares issued and outstanding. Net income available to common shareholders represents net income adjusted for preferred stock dividends including dividends declared, accretions of discounts on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of year end. In addition, for diluted earnings per common share, net income available to common shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would have been dilutive, net income available to common shareholders is adjusted by the associated preferred dividends. This adjusted net income is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, outstanding warrants, and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock, restricted stock, restricted stock units, outstanding warrants and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method.

Foreign Currency Translation

Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, at period-end rates from the local currency to the reporting currency, the U.S. dollar. The resulting unrealized gains or losses are reported as a component of accumulated OCI on an after-tax basis. When the foreign entity’s functional currency is determined to be the U.S. dollar, the resulting remeasurement currency gains or losses on foreign denominated assets or liabilities are included in earnings.

Credit Card and Deposit Arrangements

Endorsing Organization Agreements

The Corporation contracts with other organizations to obtain their endorsement of the Corporation’s loan and deposit products. This endorsement may provide the Corporation exclusive rights to market to the organization’s members or to customers on behalf of the Corporation. These organizations endorse the Corporation’s loan and deposit products and provide the Corporation with their mailing lists and marketing activities. These agreements generally have terms that range from two to five

122	Bank of America 2008

years. The Corporation typically pays royalties in exchange for their endorsement. Compensation costs related to the credit card agreements are recorded as contra-revenue against card income.

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

Insurance Premiums & Insurance Expense

Property and casualty and credit life and disability premiums are recognized over the term of the policies on a pro-rata basis for all policies except for certain of the lender-placed auto insurance and the guaranteed auto protection (GAP) policies. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. For lender-placed auto insurance, premiums are recognized when collections become probable due to high cancellation rates experienced early in the life of the policy. Mortgage reinsurance premiums are recognized as earned. Insurance expense consists of insurance claims and commissions, both of which are recorded in other general operating expense in the Consolidated Statement of Income.

Note 2 – Merger and Restructuring Activity

Merrill Lynch

On January 1, 2009, the Corporation acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion, creating a premier financial services franchise with significantly enhanced wealth management, investment banking and international capabilities. Under the terms of the merger agreement, Merrill Lynch common shareholders received 0.8595 of a share of Bank of America Corporation common stock in exchange for each share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially identical terms. Merrill Lynch convertible preferred stock remains outstanding and is convertible into Bank of America common stock at an equivalent exchange ratio. With the acquisition, the Corporation has one of the largest wealth management businesses in the world with more than 18,000 financial advisors and more than $1.8 trillion in client assets. Global investment management capabilities will include an economic ownership of approximately 50 percent (primarily preferred stock) in BlackRock, Inc., a publicly traded investment management company. In addition, the acquisition adds strengths in debt and equity underwriting, sales and trading, and merger and acquisition advice, creating significant opportunities to deepen relationships with corporate and institutional clients around the globe. Merrill Lynch’s results of operations will be included in the Corporation’s results beginning January 1, 2009.

The Merrill Lynch merger is being accounted for under the acquisition method of accounting in accordance with SFAS 141R. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the Merrill Lynch acquisition date as summarized in the following table. Preliminary goodwill of $5.4 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the Merrill Lynch wealth management and corporate and investment banking businesses with the Corporation’s capabilities in consumer and commercial banking as well as the economies of scale expected from combining the operations of the two companies. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of Merrill Lynch’s assets and liabilities.

Bank of America 2008	123

Merrill Lynch Preliminary Purchase Price Allocation

(Dollars in billions, except per share amounts)
Purchase price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595
The Corporation’s common stock issued (in millions)	1,375
Purchase price per share of the Corporation’s common stock (1)	$14.08
Total value of the Corporation’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock (2)	8.6
Fair value of outstanding employee stock awards	1.1
Total purchase price	29.1
Preliminary allocation of the purchase price
Merrill Lynch stockholders’ equity	19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Securities	(0.9)
Loans	(5.0)
Intangible assets (3)	5.8
Other assets	(3.6)
Other liabilities	(1.2)
Long-term debt	15.5
Pre-tax total adjustments	10.6
Deferred income taxes	(4.2)
After-tax total adjustments	6.4
Fair value of net assets acquired	23.7
Preliminary goodwill resulting from the Merrill Lynch merger (4)	$5.4
(1)

The value of the shares of common stock exchanged with Merrill Lynch shareholders was based upon the closing price of the Corporation’s common stock at December 31, 2008, the last traded day prior to the date of acquisition.

(2)	Represents Merrill Lynch’s preferred stock exchanged for Bank of America preferred stock having substantially identical terms and also includes $1.5 billion of convertible preferred stock.
(3)

Consists of trade name of $1.3 billion and customer relationship and core deposit intangibles of $4.5 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles which will be primarily amortized on a straight-line basis.

(4)

No goodwill is expected to be deductible for federal income tax purposes. The goodwill will be primarily allocated to Global Corporate and Investment Banking and Global Wealth and Investment Management.

Preliminary Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the preliminary value assigned to Merrill Lynch’s net assets as of the acquisition date.

(Dollars in billions)	January 1, 2009
Assets
Federal funds sold and securities purchased under agreement to resell/securities borrowed	$138.8
Trading account assets	87.9
Derivative assets	97.7
Investment securities	74.4
Loans and leases	52.7
Intangible assets	5.8
Other assets	194.3
Total assets	$651.6
Liabilities
Deposits	$98.1
Federal funds purchased and securities sold under agreements to repurchase/securities loaned	111.6
Trading account liabilities	18.1
Derivative liabilities	72.0
Commercial paper and other short-term borrowings	37.9
Accrued expenses and other liabilities	100.8
Long-term debt	189.4
Total liabilities	627.9
Fair value of net assets acquired (1)	$23.7
(1)	The fair value of net assets acquired excludes preliminary goodwill resulting from the Merrill Lynch merger of $5.4 billion.

The fair value of net assets acquired includes preliminary fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. These fair value adjustments were determined using incremental spread impacts for credit and liquidity risk which are part of the rate used to discount contractual cash flows. However, the Corporation believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the requirements of SOP 03-3. Receivables acquired that were not subject to the requirements of SOP 03-3 include non-impaired loans and customer receivables with a preliminary fair value and gross contractual amounts receivable of $150.7 billion and $156.1 billion at the time of acquisition.

Contingencies

The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. Merrill Lynch has been named as a defendant in various pending legal actions and proceedings arising in connection with its activities as a global diversified financial services institution. Some of these legal actions and proceedings include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. Due to the number of variables and assumptions involved in assessing the possible outcome of these legal actions, sufficient information does not exist to reasonably estimate the fair value of these contingent liabilities. As such, these contingencies have been measured in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). For further information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

124	Bank of America 2008

In connection with the Merrill Lynch acquisition, the Corporation recorded certain guarantees, primarily standby liquidity facilities and letters of credit, with a fair value of approximately $1.0 billion. At January 1, 2009, the maximum payout that could arise from these guarantees ranged from $0 to approximately $20.0 billion.

Countrywide

On July 1, 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for each share of Countrywide common stock. The acquisition of Countrywide significantly improved the Corporation’s mortgage originating and servicing capabilities, while making us a leading mortgage originator and servicer.

As provided by the merger agreement, 583 million shares of Countrywide common stock were exchanged for 107 million shares of the Corporation’s common stock. The $2.0 billion of Countrywide’s Series B convertible preferred shares that were previously held by the Corporation were cancelled.

The merger is being accounted for as a purchase in accordance with SFAS 141. Accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date as summarized below. The final allocation of the purchase price will be finalized upon completing the analysis of the fair values of Countrywide’s assets and liabilities.

Countrywide Preliminary Purchase Price Allocation

(Dollars in billions)
Purchase price (1)	$4.2
Preliminary allocation of the purchase price
Countrywide stockholders’ equity (2)	8.4
Pre-tax adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	(9.8)
Investments in other financial instruments	(0.3)
Mortgage servicing rights	(1.5)
Other assets	(0.8)
Deposits	(0.2)
Notes payable and other liabilities	(0.9)
Pre-tax total adjustments	(13.5)
Deferred income taxes	4.9
After-tax total adjustments	(8.6)
Fair value of net assets acquired	(0.2)
Preliminary goodwill resulting from the Countrywide merger (3)	$4.4
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

(3)	No goodwill is expected to be deductible for federal income tax purposes. All the goodwill was allocated to Global Consumer and Small Business Banking.

The Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. For more information, see the Countrywide SOP 03-3 discussion in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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
Adjustments, net-of-tax, to reflect assets acquired and liabilities assumed at fair value:
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

The Corporation acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The outstanding contractual balance of such loans was approximately $850 million and the recorded fair value was approximately $650 million as of the merger date. At December 31, 2007, the outstanding contractual balance of such loans was approximately $710 million and the recorded fair value was approximately $590 million. At December 31, 2008, the outstanding contractual balance and the recorded fair value of these loans were not material.

U.S. Trust Corporation

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

Bank of America 2008	125

MBNA

On January 1, 2006, the Corporation acquired all of the outstanding shares of MBNA Corporation (MBNA) and as a result, 1,260 million shares of MBNA common stock were exchanged for 631 million shares of the Corporation’s common stock. MBNA shareholders also received cash of $5.2 billion. MBNA’s results of operations were included in the Corporation’s results beginning January 1, 2006.

Unaudited Pro Forma Condensed Combined Financial Information

If the Merrill Lynch and Countrywide mergers had been completed on January 1, 2008 and 2007, total revenue, net of interest expense would have been $58.5 billion and $83.9 billion for 2008 and 2007, and net income (loss) from continuing operations would have been $(30.3) billion and $4.4 billion. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, securities and issued debt. Pro forma results of operations also include the impact of conforming certain acquiree accounting policies to the Corporation’s policies. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, asset dispositions, share repurchases, or other factors.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation, Countrywide, LaSalle, U.S. Trust Corporation and MBNA. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges.

(Dollars in millions)	2008 (1)	2007 (2)	2006
Severance and employee-related charges	$138	$106	$85
Systems integrations and related charges	640	240	552
Other	157	64	168
Total merger and restructuring charges	$935	$410	$805
(1)	Included for 2008 are merger-related charges of $623 million, $205 million and $107 million related to the LaSalle, Countrywide and U.S. Trust Corporation mergers, respectively.
(2)	Included for 2007 are merger-related charges of $233 million, $109 million and $68 million related to the MBNA, U.S. Trust Corporation and LaSalle mergers, respectively.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for 2008 and 2007.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2008	2007	2008	2007
Balance, January 1	$377	$125	$108	$67
Exit costs and restructuring charges:
Countrywide	588	–	71	–
LaSalle	31	339	25	47
U.S. Trust Corporation	(3)	52	40	38
MBNA	(6)	–	(3)	17
Cash payments	(464)	(139)	(155)	(61)
Balance, December 31	$523	$377	$86	$108
(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.
(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

As of December 31, 2007, there were $377 million of exit cost reserves related to the MBNA, U.S. Trust Corporation, and LaSalle mergers, including $187 million for severance, relocation and other employee-related costs and $190 million for contract terminations. During 2008, the net amount of $610 million was added to the exit cost reserves, primarily related to the Countrywide acquisition, including $536 million for severance, relocation and other employee-related costs, and $74 million for contract terminations. The $31 million exit costs and restructuring charges for 2008 was net of $56 million in exit cost reserve adjustments related to the LaSalle acquisition primarily due to lower than expected lease terminations with the offset being recorded as a reduction to goodwill. Cash payments of $464 million during 2008 consisted of $376 million in severance, relocation and other employee-related costs and $88 million for contract terminations. As of December 31, 2008, exit cost reserves of $523 million included $383 million for Countrywide, $135 million for LaSalle and $5 million for U.S. Trust Corporation. As of December 31, 2008, there were no exit cost reserves related to the MBNA acquisition.

As of December 31, 2007, there were $108 million of restructuring reserves related to the MBNA, U.S. Trust Corporation and LaSalle mergers, including $104 million related to severance and other employee-related costs and $4 million related to contract terminations. During 2008, $133 million was added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Countrywide acquisition. Cash payments of $155 million during 2008 consisted of $153 million in severance and other employee-related costs and $2 million in contract terminations. As of December 31, 2008, restructuring reserves of $86 million included $37 million for Countrywide, $30 million for LaSalle and $19 million for U.S. Trust Corporation. As of December 31, 2008, there were no restructuring reserves related to the MBNA acquisition.

Payments under exit cost and restructuring reserves associated with the MBNA acquisition were substantially completed in 2007 while payments associated with the U.S. Trust Corporation, LaSalle and Countrywide acquisitions will continue into 2009.

126	Bank of America 2008

Note 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at December 31, 2008 and 2007.

	December 31
(Dollars in millions)	2008	2007
Trading account assets
U.S. government and agency securities (1)	$84,660	$48,240
Corporate securities, trading loans and other	34,056	55,360
Equity securities	20,258	22,910
Foreign sovereign debt	13,614	17,161
Mortgage trading loans and asset-backed securities	6,934	18,393
Total trading account assets	$159,522	$162,064
Trading account liabilities
U.S. government and agency securities	$32,850	$35,375
Equity securities	12,128	25,926
Foreign sovereign debt	7,252	9,292
Corporate securities and other	5,057	6,749
Total trading account liabilities	$57,287	$77,342
(1)	Includes $52.6 billion and $21.5 billion at December 31, 2008 and 2007 of government-sponsored enterprise obligations.

Note 4 – Derivatives

The Corporation designates derivatives as trading derivatives, economic hedges, or as derivatives used for SFAS 133 accounting purposes. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

The following table presents the contract/notional amounts and credit risk amounts at December 31, 2008 and 2007 of all the Corporation’s derivative positions.

The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against derivative assets. At December 31, 2008 and 2007, the cash collateral applied against derivative assets was $34.8 billion and $12.8 billion. In addition, at December 31, 2008 and 2007, the cash collateral applied against derivative liabilities was $30.3 billion and $10.0 billion. The average fair value of derivative assets, less cash collateral, for 2008 and 2007 was $48.1 billion and $29.7 billion. The average fair value of derivative liabilities, less cash collateral, for 2008 and 2007 was $27.0 billion and $20.6 billion. The Corporation held $48.8 billion of collateral on derivative positions, of which $42.5 billion could be applied against credit risk at December 31, 2008.

	December 31, 2008		December 31, 2007
(Dollars in millions)	Contract/ Notional (1)	Credit Risk	Contract/ Notional (1)	Credit Risk
Interest rate contracts
Swaps	$26,577,385	$48,225	$22,472,949	$15,368
Futures and forwards	4,432,102	1,008	2,596,146	10
Written options	1,731,055	–	1,402,626	–
Purchased options	1,656,641	5,188	1,479,985	2,508
Foreign exchange contracts
Swaps	438,932	6,040	505,878	7,350
Spot, futures and forwards	1,376,483	10,888	1,600,683	4,124
Written options	199,846	–	341,148	–
Purchased options	175,678	2,002	339,101	1,033
Equity contracts
Swaps	34,685	1,338	56,300	2,026
Futures and forwards	14,145	198	12,174	10
Written options	214,125	–	166,736	–
Purchased options	217,461	7,284	195,240	6,337
Commodity contracts
Swaps	2,110	1,000	13,627	770
Futures and forwards	9,633	222	14,391	12
Written options	17,574	–	14,206	–
Purchased options	15,570	249	13,093	372
Credit derivatives
Purchased protection:
Credit default swaps	1,025,876	11,772	1,490,641	6,822
Total return swaps	6,575	1,678	13,551	671
Written protection:
Credit default swaps	1,000,034	–	1,517,305	–
Total return swaps	6,203	–	24,884	–
Credit risk before cash collateral		97,092		47,413
Less: Cash collateral applied		34,840		12,751
Total derivative assets		$62,252		$34,662
(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

Bank of America 2008	127

The Corporation executes the majority of its derivative positions in the over-the-counter market with large, international financial institutions, including broker/dealers and, to a lesser degree with a variety of other investors. The Corporation is subject to counterparty credit risk in the event that these counterparties fail to perform under the terms of their contracts and records valuation adjustments against the derivative assets to reflect counterparty credit risk. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty (where applicable), and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as discussed above, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events. During 2008, valuation adjustments of $3.2 billion were recognized as trading account losses for counterparty credit risk. At December 31, 2008, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $4.0 billion.

In addition, the fair value of the Corporation’s derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During 2008, valuation adjustments of $364 million were recognized as trading account profits for changes in the Corporation’s credit risk. At December 31, 2008, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $573 million.

Credit Derivatives

The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives derive value based on an underlying third party-referenced obligation or a portfolio of referenced obligations and generally require the Corporation as the seller of credit protection to make payments to a buyer upon the occurrence of a predefined credit event. Such credit events generally include bankruptcy of the referenced credit entity and failure to pay under the obligation, as well as acceleration of indebtedness and payment repudiation or moratorium. For credit derivatives based on a portfolio of referenced credits or credit indices, the Corporation may not be required to make payment until a specified amount of loss has occurred and/or may only be required to make payment up to a specified amount.

Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at December 31, 2008 are summarized in the table below. These instruments have been classified as investment and non-investment grade based on the credit quality of the underlying reference name within the credit derivative.

For most credit derivatives, the notional value represents the maximum amount payable by the Corporation. However, the Corporation does not exclusively monitor its exposure to credit derivatives based on notional value because this measure does not take into consideration the probability of occurrence. As such, the notional value is not a reliable indicator of the Corporation’s exposure to these contracts. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain credit risk-related losses occur within acceptable, predefined limits.

The Corporation may economically hedge its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. At December 31, 2008, the carrying value and notional value of credit protection sold in which the Corporation held purchased protection with identical underlying referenced names was $92.4 billion and $819.4 billion.

ALM Activities

Interest rate contracts and foreign exchange contracts are utilized in the Corporation’s ALM activities. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. As a result of interest rate fluctuations hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest income and interest expense on hedged variable-rate assets and liabilities increase or decrease as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings.

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

(Dollars in millions)	Maximum Payout/Notional (1)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Carrying Value
Investment grade (2)	$801,886	$1,039	$13,062	$32,594	$29,153	$75,848
Non-investment grade (3)	198,148	1,483	9,222	19,243	13,012	42,960
Total	$1,000,034	$2,522	$22,284	$51,837	$42,165	$118,808
(1)	Excludes total return swaps as they are not specifically linked to a credit index or credit event.
(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.
(3)	Includes non-rated credit derivative instruments.

128	Bank of America 2008

Fair Value, Cash Flow and Net Investment Hedges

The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). During the next 12 months, net losses on derivative instruments included in accumulated OCI of approximately $1.2 billion ($786 million after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

The following table summarizes certain information related to the Corporation’s derivative hedges accounted for under SFAS 133 for 2008, 2007 and 2006.

The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days as well as by issuing foreign-denominated debt. The Corporation recorded a net derivative gain of $2.8 billion in accumulated OCI associated with net investment hedges for 2008 as compared to net derivative losses of $516 million and $475 million for 2007 and 2006.

(Dollars in millions)	2008	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in net interest income	$28	$55	$23
Cash flow hedges
Hedge ineffectiveness recognized in net interest income	(7)	4	18
Net gains on transactions which are probable of not occurring recognized in other income	–	18	–

Note 5 – Securities

The amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at December 31, 2008 and 2007 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities and agency debentures	$4,540	$121	$(14)	$4,647
Mortgage-backed securities (1)	235,137	3,924	(9,483)	229,578
Foreign securities	5,675	6	(678)	5,003
Corporate/Agency bonds	5,560	31	(1,022)	4,569
Other taxable securities (2)	24,832	11	(1,300)	23,543
Total taxable securities	275,744	4,093	(12,497)	267,340
Tax-exempt securities	10,501	44	(981)	9,564
Total available-for-sale debt securities	$286,245	$4,137	$(13,478)	$276,904
Available-for-sale marketable equity securities (3)	$18,892	$7,717	$(1,537)	$25,072
Available-for-sale debt securities, December 31, 2007
U.S. Treasury securities and agency debentures	$749	$10	$–	$759
Mortgage-backed securities (1)	166,768	92	(3,144)	163,716
Foreign securities	6,568	290	(101)	6,757
Corporate/Agency bonds	3,107	2	(76)	3,033
Other taxable securities (2)	24,608	69	(84)	24,593
Total taxable securities	201,800	463	(3,405)	198,858
Tax-exempt securities	14,468	73	(69)	14,472
Total available-for-sale debt securities	$216,268	$536	$(3,474)	$213,330
Available-for-sale marketable equity securities (3)	$6,562	$13,530	$(352)	$19,740
(1)	The majority of securities were issued by U.S. government-backed or government-sponsored enterprises.
(2)	Includes ABS.
(3)

Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet. At December 31, 2008 and 2007, approximately $19.7 billion and $16.2 billion of the fair value balance, including $7.7 billion and $13.4 billion of unrealized gain, represents China Construction Bank (CCB) shares.

At December 31, 2008 and 2007, both the amortized cost and fair value of held-to-maturity debt securities was $685 million and $726 million and the accumulated net unrealized gains (losses) on AFS debt and marketable equity securities included in accumulated OCI were $(2.0) billion and $6.6 billion, net of the related income tax expense (benefit) of $(1.1) billion and $3.7 billion.

During 2008 and 2007, the Corporation recognized $4.1 billion and $398 million of other-than-temporary impairment losses on AFS debt and marketable equity securities. These other-than-temporary impairment losses were comprised of $3.5 billion and $398 million on AFS debt securities during 2008 and 2007 and $661 million on AFS marketable equity securities during 2008. No such losses on AFS marketable equity securities were recognized during 2007. At December 31, 2008 and 2007, the Corporation had nonperforming AFS debt securities of $291 million and $180 million.

During 2008, the Corporation reclassified $12.6 billion of AFS debt securities to trading account assets in connection with the Countrywide acquisition as the Corporation realigned its AFS portfolio. Further, the

Bank of America 2008	129

	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale debt securities as of December 31, 2008
U.S. Treasury securities and agency debentures	$306	$(14)	$–	$–	$306	$(14)
Mortgage-backed securities	22,350	(6,788)	11,649	(2,695)	33,999	(9,483)
Foreign securities	3,491	(562)	1,126	(116)	4,617	(678)
Corporate/Agency bonds	2,573	(934)	666	(88)	3,239	(1,022)
Other taxable securities	12,870	(1,077)	501	(223)	13,371	(1,300)
Total taxable securities	41,590	(9,375)	13,942	(3,122)	55,532	(12,497)
Tax-exempt securities	6,386	(682)	1,540	(299)	7,926	(981)
Total temporarily-impaired available-for-sale debt securities	47,976	(10,057)	15,482	(3,421)	63,458	(13,478)
Temporarily-impaired available-for-sale marketable equity securities	3,431	(499)	1,555	(1,038)	4,986	(1,537)
Total temporarily-impaired available-for-sale securities	$51,407	$(10,556)	$17,037	$(4,459)	$68,444	$(15,015)
Available-for-sale debt securities as of December 31, 2007
Mortgage-backed securities	$10,103	$(438)	$140,600	$(2,706)	$150,703	$(3,144)
Foreign securities	357	(88)	2,129	(13)	2,486	(101)
Corporate/Agency bonds	127	(2)	2,181	(74)	2,308	(76)
Other taxable securities	622	(25)	712	(59)	1,334	(84)
Total taxable securities	11,209	(553)	145,622	(2,852)	156,831	(3,405)
Tax-exempt securities	2,563	(66)	505	(3)	3,068	(69)
Total temporarily-impaired available-for-sale debt securities	13,772	(619)	146,127	(2,855)	159,899	(3,474)
Temporarily-impaired available-for-sale marketable equity securities	2,353	(322)	57	(30)	2,410	(352)
Total temporarily-impaired available-for-sale securities	$16,125	$(941)	$146,184	$(2,885)	$162,309	$(3,826)

Corporation transferred approximately $1.7 billion of leveraged lending bonds from trading account assets to AFS debt securities due to the Corporation’s decision to hold these bonds for the foreseeable future.

The table above presents the current fair value and the associated gross unrealized losses only on investments in securities with gross unrealized losses at December 31, 2008 and 2007. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost, the financial condition of the issuer of the security, and the Corporation’s intent and ability to hold the security to recovery.

At December 31, 2008, the amortized cost of approximately 12,000 AFS securities exceeded their fair value by $15.0 billion. Included in the $15.0 billion of gross unrealized losses on AFS securities at December 31, 2008, was $10.6 billion of gross unrealized losses that have existed for less than twelve months and $4.5 billion of gross unrealized losses that have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or more, $2.7 billion, or 60 percent, of the gross unrealized loss is related to approximately 400 mortgage-backed securities primarily due to continued deterioration in collateralized mortgage obligation values driven by a lack of market liquidity. In addition, of the gross unrealized losses existing for twelve months or more, $1.0 billion, or 23 percent, of the gross unrealized loss is related to approximately 300 AFS marketable equity securities primarily due to the overall decline in the market during 2008. The

Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.

The Corporation had investments in AFS debt securities from Fannie Mae, Freddie Mac and Ginnie Mae that exceeded 10 percent of consolidated shareholders’ equity as of December 31, 2008. These investments had market values of $104.1 billion, $46.9 billion and $44.6 billion at December 31, 2008 and total amortized costs of $102.9 billion, $46.1 billion and $43.7 billion, respectively. The Corporation had investments in AFS debt securities from Fannie Mae and Freddie Mac that exceeded 10 percent of consolidated shareholders’ equity as of December 31, 2007. These investments had market values of $100.8 billion and $43.2 billion at December 31, 2007 and total amortized costs of $102.9 billion and $43.9 billion. The Corporation’s investments in AFS debt securities from Ginnie Mae did not exceed 10 percent of consolidated shareholders’ equity as of December 31, 2007.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $158.9 billion and $107.4 billion at December 31, 2008 and 2007.

The expected maturity distribution of the Corporation’s mortgage-backed securities and the contractual maturity distribution of the Corporation’s other debt securities, and the yields of the Corporation’s AFS debt securities portfolio at December 31, 2008 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

130	Bank of America 2008

	December 31, 2008

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Fair value of available-for-sale debt securities
U.S. Treasury securities and agency debentures	$167	2.45%	$1,077	4.89%	$2,366	5.14%	$1,037	5.40%	$4,647	5.04%
Mortgage-backed securities	3,029	4.71	25,953	7.99	116,770	5.21	83,826	5.55	229,578	5.68
Foreign securities	543	4.89	2,582	5.96	17	4.56	1,861	6.37	5,003	6.02
Corporate/Agency bonds	197	4.48	1,369	5.03	2,818	10.44	185	6.23	4,569	8.65
Other taxable securities	17,909	2.47	5,158	4.87	193	5.09	283	6.76	23,543	3.11
Total taxable securities	21,845	2.90	36,139	7.24	122,164	5.36	87,192	5.58	267,340	5.50
Tax-exempt securities (2)	142	5.41	836	5.91	1,761	6.37	6,825	6.87	9,564	6.69
Total available-for-sale debt securities	$21,987	2.92	$36,975	7.22	$123,925	5.38	$94,017	5.68	$276,904	5.55
Amortized cost of available-for-sale debt securities	$23,150		$41,879		$125,537		$95,679		$286,245
(1)	Yields are calculated based on the amortized cost of the securities.
(2)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

The components of realized gains and losses on sales of debt securities for 2008, 2007 and 2006 were:

(Dollars in millions)	2008	2007	2006
Gross gains	$1,367	$197	$87
Gross losses	(243)	(17)	(530)
Net gains (losses) on sales of debt securities	$1,124	$180	$(443)

The income tax expense (benefit) attributable to realized net gains (losses) on debt securities sales was $416 million, $67 million and $(163) million in 2008, 2007 and 2006, respectively.

Certain Corporate and Strategic Investments

At December 31, 2008 and 2007, the Corporation owned approximately 19 percent, or 44.7 billion common shares and eight percent, or 19.1 billion common shares of CCB. The initial investment of 19.1 billion common shares is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset to accumulated OCI. These shares became transferable in October 2008. During 2008, under the terms of the purchase option the Corporation increased its ownership by purchasing approximately 25.6 billion common shares, or $9.2 billion of CCB. These recently purchased shares are accounted for at cost, are recorded in other assets and are non-transferable until August 2011. At December 31, 2008 and 2007, the cost of the CCB investment was $12.0 billion and $3.0 billion and the carrying value was $19.7 billion and $16.4 billion. Dividend income on this investment is recorded in equity investment income.

Additionally, the Corporation owned approximately 171.3 million and 137.0 million of preferred shares, and 51.3 million and 41.1 million of common shares of Banco Itaú Holding Financeira S.A. (Banco Itaú) at December 31, 2008 and 2007. This investment in Banco Itaú is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset to accumulated OCI. Prior to the second quarter of 2008, these shares were accounted for at cost. Dividend income on this investment is recorded in equity investment income. At December 31, 2008 and 2007, the cost of this investment was $2.6 billion and the fair value was $2.5 billion and $4.6 billion.

At December 31, 2008 and 2007, the Corporation had a 24.9 percent, or $2.1 billion and $2.6 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Bank of America 2008	131

Note 6 – Outstanding Loans and Leases

Outstanding loans and leases at December 31, 2008 and 2007 were:

	December 31
(Dollars in millions)	2008	2007
Consumer
Residential mortgage	$247,999	$274,949
Home equity	152,547	114,820
Discontinued real estate (1)	19,981	n/a
Credit card – domestic	64,128	65,774
Credit card – foreign	17,146	14,950
Direct/Indirect consumer (2)	83,436	76,538
Other consumer (3)	3,442	4,170
Total consumer	588,679	551,201
Commercial
Commercial – domestic (4)	219,233	208,297
Commercial real estate (5)	64,701	61,298
Commercial lease financing	22,400	22,582
Commercial – foreign	31,020	28,376
Total commercial loans	337,354	320,553
Commercial loans measured at fair value (6)	5,413	4,590
Total commercial	342,767	325,143
Total loans and leases	$931,446	$876,344
(1)	Includes $18.2 billion of pay option loans and $1.8 billion of subprime loans obtained as part of the acquisition of Countrywide. The Corporation no longer originates these products.
(2)	Includes foreign consumer loans of $1.8 billion and $3.4 billion at December 31, 2008 and 2007.
(3)	Includes consumer finance loans of $2.6 billion and $3.0 billion, and other foreign consumer loans of $618 million and $829 million at December 31, 2008 and 2007.
(4)	Includes small business commercial – domestic loans, primarily card-related, of $19.1 billion and $19.3 billion at December 31, 2008 and 2007.
(5)	Includes domestic commercial real estate loans of $63.7 billion and $60.2 billion, and foreign commercial real estate loans of $979 million and $1.1 billion at December 31, 2008 and 2007.
(6)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $3.5 billion and $3.5 billion, commercial – foreign loans of $1.7 billion and $790 million, and commercial real estate loans of $203 million and $304 million at December 31, 2008 and 2007. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional discussion of fair value for certain financial instruments.

n/a = not applicable

The Corporation mitigates a portion of its credit risk in the residential mortgage portfolio through synthetic securitizations which are cash collateralized and provide mezzanine risk protection which will reimburse the Corporation in the event that losses exceed 10 bps of the original pool balance. As of December 31, 2008 and 2007, $109.3 billion and $140.5 billion of mortgage loans were protected by these agreements. As of December 31, 2008, $146 million of credit and other related costs recognized in 2008 are reimbursable by these structures. In addition, the Corporation has entered into credit protection agreements with government-sponsored enterprises on $9.6 billion and $32.9 billion as of December 31, 2008 and 2007, providing full protection on conforming residential mortgage loans that become severely delinquent. These structures provided risk mitigation for approximately 48 percent and 63 percent of the residential mortgage portfolio at December 31, 2008 and 2007.

Nonperforming Loans and Leases

The following table presents the recorded loan amounts for commercial loans, without consideration for the specific component of the allowance for loan and lease losses, which were considered individually impaired in accordance with SFAS 114 at December 31, 2008 and 2007. SFAS 114 defines impairment to include performing loans which had previously been accounted for as a troubled debt restructuring and excludes all commercial leases.

Impaired Loans

	December 31
(Dollars in millions)	2008	2007
Commercial
Commercial – domestic (1)	$2,257	$1,018
Commercial real estate	3,906	1,099
Commercial – foreign	290	19
Total impaired loans (2)	$6,453	$2,136
(1)	Includes small business commercial – domestic loans of $205 million and $152 million at December 31, 2008 and 2007.
(2)	Includes performing commercial troubled debt restructurings of $13 million and $44 million at December 31, 2008 and 2007.

Impaired loans include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. Troubled debt restructurings typically result from the Corporation’s loss mitigation activities and could include rate reductions, payment extensions and principal forgiveness. Troubled debt restructurings on commercial loans totaled $57 million and $74 million at December 31, 2008 and 2007, of which $44 million and $30 million were classified as nonperforming.

132	Bank of America 2008

In addition to the commercial impaired loans included in the preceding table, the Corporation recorded $903 million of consumer impaired loans at December 31, 2008 that are individually impaired and restructured in a troubled debt restructuring. Included in this amount were $529 million of residential mortgage, $303 million of home equity and $71 million of discontinued real estate. These impaired loans exclude loans that were written down to fair value at acquisition within the scope of SOP 03-3, which is discussed in more detail below. Included in consumer impaired loans are performing troubled debt restructurings of $320 million for residential mortgage, $1 million for home equity and $66 million for discontinued real estate at December 31, 2008. There were no material consumer impaired loans at December 31, 2007. At December 31, 2008 the Corporation had commitments of $123 million to lend additional funds to debtors whose terms have been modified in a commercial or consumer troubled debt restructuring.

The average recorded investment in the commercial and consumer impaired loans for 2008, 2007 and 2006 was approximately $5.0 billion, $1.2 billion and $722 million, respectively. At December 31, 2008 and 2007, the recorded investment in impaired loans requiring an allowance for loan and lease losses per SFAS 114 guidelines was $5.4 billion and $1.2 billion, and the related allowance for loan and lease losses was $720 million and $123 million. For 2008, 2007 and 2006, interest income recognized on impaired loans totaled $105 million, $130 million and $36 million, respectively.

At December 31, 2008 and 2007, nonperforming loans and leases, which exclude performing troubled debt restructurings and acquired loans that were accounted for under SOP 03-3, totaled $16.4 billion and $5.6 billion. In addition, there were consumer and commercial nonperforming LHFS of $1.3 billion and $188 million at December 31, 2008 and 2007.

In addition, the Corporation works with customers that are experiencing financial difficulty through renegotiating credit card and direct/indirect consumer loans, while ensuring compliance with Federal Financial Institutions Examination Council guidelines. At December 31, 2008 and 2007, the Corporation had renegotiated credit card – domestic held loans of $2.3 billion and $1.6 billion, credit card – foreign held loans of $527 million and $483 million, and direct/indirect loans of $1.4 billion and $810 million. These renegotiated loans are not considered nonperforming.

Countrywide SOP 03-3

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Corporation will be unable to collect all contractually required payments are accounted for under SOP 03-3. For additional information on the accounting under SOP 03-3 see the Loans and Leases section of Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. The SOP 03-3 portfolio associated with the acquisition of LaSalle did not materially impact results during 2008 and is excluded from the following discussion.

As of July 1, 2008 and December 31, 2008 Countrywide acquired loans within the scope of SOP 03-3 had an unpaid principal balance of $58.2 billion and $55.4 billion and a carrying value of $44.2 billion and $42.2 billion. The following table provides details on loans obtained in connection with the Countrywide acquisition within the scope of SOP 03-3.

Acquired Loan Information as of July 1, 2008

(Dollars in millions)	Countrywide (1)
Contractually required payments including interest	$83,864
Less: Nonaccretable difference	(20,157)
Cash flows expected to be collected (2)	63,707
Less: Accretable yield	(19,549)
Fair value of loans acquired	$44,158
(1)	Loan information as of Countrywide acquisition date, July 1, 2008.
(2)	Represents undiscounted expected principal and interest cash flows at acquisition.

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan and lease losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences.

The following table provides activity for the accretable yield of loans acquired from Countrywide within the scope of SOP 03-3 for the six months ended December 31, 2008. During 2008, the Corporation recorded a $750 million provision for credit losses establishing a corresponding allowance for loan and lease losses at December 31, 2008. This provision for credit losses represents deterioration in the Countrywide SOP 03-3 portfolio subsequent to the July 1, 2008 acquisition date. The reclassification to nonaccretable difference of $4.4 billion includes the impact of increased prepayment speeds, lower interest rates on variable rate loans, and principal reductions due to credit deterioration.

Accretable Yield Activity

(Dollars in millions)	Six Months Ended December 31, 2008
Accretable yield, beginning balance (1)	$19,549
Accretions	(1,667)
Disposals	(589)
Reclassifications to nonaccretable difference (2)	(4,433)
Accretable yield, December 31, 2008	$12,860
(1)	The beginning balance represents the accretable yield of loans acquired from Countrywide at July 1, 2008.
(2)	Nonaccretable difference represents gross contractually required payments including interest less expected cash flows.

Bank of America 2008	133

Note 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for 2008, 2007 and 2006.

(Dollars in millions)	2008	2007	2006
Allowance for loan and lease losses, January 1	$11,588	$9,016	$8,045
Adjustment due to the adoption of SFAS 159	–	(32)	–
Loans and leases charged off	(17,666)	(7,730)	(5,881)
Recoveries of loans and leases previously charged off	1,435	1,250	1,342
Net charge-offs	(16,231)	(6,480)	(4,539)
Provision for loan and lease losses	26,922	8,357	5,001
Other (1)	792	727	509
Allowance for loan and lease losses, December 31	23,071	11,588	9,016
Reserve for unfunded lending commitments, January 1	518	397	395
Adjustment due to the adoption of SFAS 159	–	(28)	–
Provision for unfunded lending commitments	(97)	28	9
Other (2)	–	121	(7)
Reserve for unfunded lending commitments, December 31	421	518	397
Allowance for credit losses, December 31	$23,492	$12,106	$9,413
(1)

The 2008 amount includes the $1.2 billion addition of the Countrywide allowance for loan losses as of July 1, 2008. The 2007 amount includes the $725 million and $25 million additions of the LaSalle and U.S. Trust Corporation allowance for loan losses as of October 1, 2007 and July 1, 2007. The 2006 amount includes the $577 million addition of the MBNA allowance for loan losses as of January 1, 2006.

(2)	The 2007 amount includes the $124 million addition of the LaSalle reserve for unfunded lending commitments as of October 1, 2007.

Note 8 – Securitizations

The Corporation routinely securitizes loans and debt securities. These securitizations are a source of funding for the Corporation in addition to transferring the economic risk of the loans or debt securities to third parties. In a securitization, various classes of debt securities may be issued and are generally collateralized by a single class of transferred assets which most often consist of residential mortgages, but may also include commercial mortgages, credit card receivables, home equity loans, automobile loans or mortgage-backed securities. The securitized loans may be serviced by the Corporation or by third parties. With each securitization, the Corporation may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, overcollateralization and cash reserve accounts, all of which are called retained interests. These retained interests are recorded in other assets, AFS debt securities, or trading account assets and are carried at fair value or amounts that approximate fair value with changes recorded in income or accumulated OCI. Changes in the fair value of credit card related interest-only strips are recorded in card income. In addition, the Corporation may enter into derivatives with the securitization trust to mitigate the trust’s interest rate or foreign exchange risk. These derivatives are entered into at market terms and are generally senior in payment. The Corporation also may serve as the underwriter and distributor of the securitization, serve as the administrator of the trust, and from time to time, make markets in securities issued by the securitization trusts. For more information related to derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

First Lien Mortgage-related Securitizations

The Corporation securitizes a portion of its residential mortgage loan originations in conjunction with or shortly after loan closing. In addition, the Corporation may, from time to time, securitize commercial mortgages and first lien residential mortgages that it originates or purchases from other entities.

The following table summarizes selected information related to mortgage securitizations for 2008 and 2007.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	2008	2007	2008	2007	2008 (1)	2007	2008	2007	2008	2007
Cash proceeds from new securitizations (2)	$123,653	$50,866	$1,038	$17,499	$1,377	$–	$–	$745	$3,557	$15,409
Gains on securitizations (3, 4)	25	52	2	27	24	–	–	1	29	103
Cash flows received on residual interests	–	–	6	–	33	–	4	–	–	–
Principal balance outstanding (5, 6)	1,123,916	192,627	111,683	44,565	57,933	–	136,027	12,157	55,403	47,587
Senior securities held	13,815	4,702	4,926	5,261	121	–	2,946	553	184	584
Subordinated securities held	–	–	43	143	4	–	18	36	136	77
Residual interests held	–	–	–	–	13	–	–	–	7	13
(1)	The cash proceeds related to the non-agency subprime securitization were received during 2007; however, this securitization did not achieve sale accounting until 2008.
(2)

The Corporation sells residential mortgage loans to government-sponsored agencies in the normal course of business and receives mortgage-backed securities in exchange. These mortgage-backed securities are then subsequently sold into the market to third party investors for cash proceeds.

(3)	Net of hedges
(4)

Substantially all of the residential mortgages securitized are initially classified as LHFS and recorded at fair value under SFAS 159. As such, gains are recognized on these LHFS prior to securitization. During 2008 and 2007, the Corporation recognized $1.6 billion and $212 million of gains on these LHFS.

(5)

Generally, the Corporation as transferor will service the sold loans and thus recognize an MSR upon securitization. See additional information to follow related to the Corporation’s role as servicer and Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

(6)	The increase in principal balance outstanding at December 31, 2008 from the prior year was due to the addition of Countrywide securitizations.

134	Bank of America 2008

The following table summarizes the balance sheet classification of the Corporation’s residential and commercial mortgage senior and subordinated securities held at December 31, 2008 and 2007.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Senior securities (1, 2):
Trading account assets	$1,308	$–	$367	$1,254	$–	$–	$278	$12	$168	$584
Available-for-sale debt securities	12,507	4,702	4,559	4,007	121	–	2,668	541	16	–
Total senior securities	$13,815	$4,702	$4,926	$5,261	$121	$–	$2,946	$553	$184	$584
Subordinated securities (1, 3):
Trading account assets	$–	$–	$23	$141	$3	$–	$1	$36	$136	$77
Available-for-sale debt securities	–	–	20	2	1	–	17	–	–	–
Total subordinated securities	$–	$–	$43	$143	$4	$–	$18	$36	$136	$77
(1)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. During 2008 and 2007, there were no significant impairments recorded on those securities classified as AFS debt securities.

(2)

At December 31, 2008 and 2007, $13.8 billion and $4.7 billion of the agency senior securities were valued using quoted market prices and $13 million were valued using model valuations at December 31, 2008. At December 31, 2008 and 2007, $4.3 billion and $4.7 billion of the non-agency prime senior securities were valued using quoted market prices and $661 million and $583 million were valued using model valuations. At December 31, 2008, all of the non-agency subprime senior securities were valued using model valuations. At December 31, 2008 and 2007, $2.4 billion and $553 million of the non-agency Alt-A senior securities were valued using quoted market prices and $541 million were valued using model valuations at December 31, 2008. At December 31, 2008 and 2007, $16 million and $0 of the commercial mortgage senior securities were valued using quoted market prices and $168 million and $584 million were valued using model valuations.

(3)

At December 31, 2008 and 2007, $23 million and $141 million of the non-agency prime subordinated securities were valued using quoted market prices and $20 million and $2 million were valued using model valuations. At December 31, 2008 all of the non-agency subprime and non-agency Alt-A subordinated securities were valued using model valuations. At December 31, 2007, all of the non-agency Alt-A subordinated securities were valued using quoted market prices. At December 31, 2008 and 2007, all of the commercial mortgage subordinated securities were valued using model valuations.

At December 31, 2008 and 2007, the Corporation had recourse obligations of $157 million and $150 million with varying terms up to seven years on loans that had been securitized and sold.

The Corporation sells loans with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. Under the Corporation’s representations and warranties, the Corporation may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Corporation bears any subsequent credit loss on the mortgage loans. During 2008, the Corporation repurchased $448 million of loans from securitization trusts as a result of the Corporation’s representations and warranties. The Corporation’s representations and warranties are generally not subject to stated limits. However, the Corporation’s contractual liability arises only when the representations and warranties are breached. The Corporation attempts to limit its risk of incurring these losses by structuring its operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. In addition, certain of the Corporation’s securitizations include a corporate guarantee, which are contracts written to protect purchasers of the loans from credit losses up to a specified amount. The losses to be absorbed by the guarantees are recorded when the Corporation sells the loans with guarantees. The Corporation records its liability for representations and warranties, and corporate guarantees in accrued expenses and other liabilities and records the related expense through mortgage banking income.

In addition to the amounts included in the preceding tables, during 2008, the Corporation purchased $12.2 billion of mortgage-backed securities from third parties and resecuritized them, as compared to $18.1 billion during 2007. Net gains, which include net interest income earned during the holding period, totaled $80 million for 2008, as compared to net gains of $13 million during 2007. At December 31, 2008 and 2007 the Corporation retained $1.0 billion and $540 million of the senior securities issued in these transactions which were valued using quoted market prices and recorded in trading account assets.

The Corporation has retained consumer MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where we still have continued involvement, were $3.3 billion and $810 million during 2008 and 2007. Servicing advances on consumer mortgage loans, including securitizations where we still have continuing involvement, were $8.8 billion and $323 million at December 31, 2008 and 2007. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where we still have continued involvement, were $40 million and $11 million during 2008 and 2007. Servicing advances on commercial mortgage loans, including securitizations where we still have continuing involvement, were $14 million and $13 million at December 31, 2008 and 2007. For more information on MSRs, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Bank of America 2008	135

Credit Card Securitizations

The Corporation maintains interests in credit card securitization vehicles. These retained interests include senior and subordinated securities, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts. The following table summarizes selected information related to credit card securitizations for 2008 and 2007.

	Credit Card
(Dollars in millions)	2008	2007
Cash proceeds from new securitizations	$20,148	$19,851
Gains on securitizations	81	117
Collections reinvested in revolving period securitizations	162,332	178,556
Cash flows received on residual interests	5,771	6,590
Principal balance outstanding (1)	114,141	114,450
Senior securities held (2, 3)	4,965	–
Subordinated securities held (2, 3)	1,837	424
Residual interests held (4)	2,233	2,766
(1)

Principal balance outstanding represents the principal balance of credit card receivables that have been legally isolated from the Corporation including those loans that are still held on the Corporation’s balance sheet (i.e., seller’s interest).

(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. During 2008 and 2007, there were no significant impairments recorded on those securities classified as AFS debt securities.

(3)

Held senior and subordinated securities issued by credit card securitization vehicles are valued using quoted market prices and were all classified as AFS debt securities at December 31, 2008 and 2007.

(4)

Residual interests include interest-only strips of $74 million. The remainder of the residual interests are subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts which are carried at fair value or amounts that approximate fair value and are not sensitive to favorable and adverse fair value changes in payment rates, expected credit losses and residual cash flows discount rates. The residual interests were valued using model valuations and are classified in other assets.

At December 31, 2008 and 2007, there were no recognized servicing assets or liabilities associated with any of these credit card securitization transactions. The Corporation recorded $2.1 billion in servicing fees related to credit card securitizations during both 2008 and 2007.

During the second half of 2008, the Corporation entered into a liquidity support agreement related to the Corporation’s commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. If certain criteria are met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates can be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest-bearing note and subsequent credit card receivable collections would be applied to the outstanding note balance. If any of the investor notes are still outstanding at the end of the extended maturity period, our liquidity commitment obligates the Corporation to purchase maturity notes in order to retire the investor notes. As a maturity note holder, the Corporation would be entitled to the remaining cash flows from the collateralizing credit card receivables. At December 31, 2008 there were no maturity notes outstanding and the Corporation held $5.0 billion of investment grade securities in AFS debt securities issued by the trust due to illiquidity in the marketplace.

Sensitivity Analysis

Key economic assumptions used in measuring the fair value of certain residual interests that continue to be held by the Corporation in credit card securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are as follows:

	Credit Card
	December 31
(Dollars in millions)	2008	2007
Carrying amount of residual interests (at fair value) (1, 2)	$2,233	$2,766
Weighted average life to call or maturity (in years)	0.3	0.3
Monthly payment rate	10.7-13.9%	11.6-16.6%
Impact on fair value of 10% favorable change	$8	$51
Impact on fair value of 25% favorable change	22	158
Impact on fair value of 10% adverse change	(6)	(35)
Impact on fair value of 25% adverse change	(14)	(80)
Weighted average expected credit loss rate (annual rate)	9.0%	5.3%
Impact on fair value of 10% favorable change	$296	$141
Impact on fair value of 25% favorable change	741	374
Impact on fair value of 10% adverse change	(26)	(133)
Impact on fair value of 25% adverse change	(57)	(333)
Residual cash flows discount rate (annual rate)	13.5%	11.5%
Impact on fair value of 100 bps favorable change	$3	$9
Impact on fair value of 200 bps favorable change	4	13
Impact on fair value of 100 bps adverse change	(5)	(12)
Impact on fair value of 200 bps adverse change	(10)	(23)
(1)

Residual interests include subordinated interests in accrued interest and fees on the securitized receivables, cash reserve accounts and interest-only strips which are carried at fair value or amounts that approximate fair value.

(2)

At December 31, 2008 and 2007, $74 million and $400 million of residual interests were sensitive to favorable and adverse fair value changes in payment rates, expected credit losses and residual cash flows discount rates. The amount of the adverse change has been limited to the recorded amount of the residual interests where the hypothetical change exceeds its value.

136	Bank of America 2008

The sensitivities in the preceding table are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of an interest that continues to be held by the

Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the Corporation has the ability to hedge interest rate risk associated with retained residual positions. The sensitivities in the previous table do not reflect any hedge strategies that may be undertaken to mitigate such risk.

Other Securitizations

The Corporation also maintains interests in other securitization vehicles. These retained interests include senior and subordinated securities and residual interests. The following table summarizes selected information related to home equity and automobile loan securitizations for 2008 and 2007.

	Home Equity		Automobile
(Dollars in millions)	2008	2007	2008	2007
Cash proceeds from new securitizations	$–	$363	$741	$–
Losses on securitizations (1)	–	(20)	(31)	–
Collections reinvested in revolving period securitizations	235	41	–	–
Repurchase of loans from trust (2)	128	–	184	–
Cash flows received on residual interests	27	115	–	–
Principal balance outstanding (3)	34,169	8,776	5,385	1,955
Senior securities held (4, 5)	–	2	4,102	1,400
Subordinated securities held (4, 6)	3	14	383	33
Residual interests held (7)	93	5	84	100
(1)	Net of hedges
(2)

The repurchases of loans from the trust for home equity loans during 2008 was a result of the Corporation’s representations and warranties and the exercise of an optional clean-up call. The repurchases of automobile loans during 2008 was substantially due to the exercise of an optional clean-up call.

(3)	The increase in principal balance outstanding at December 31, 2008 from the prior year was due to the addition of Countrywide home equity securitizations.
(4)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. During 2008 and 2007, there were no significant impairments recorded on those securities classified as AFS debt securities.

(5)

Substantially all of the held senior securities issued by these securitization vehicles are valued using quoted market prices. At December 31, 2007, all of the senior securities issued by home equity securitization vehicles were classified as trading account assets. At December 31, 2008 and 2007, substantially all of the senior securities issued by the automobile securitization vehicle were classified as AFS debt securities.

(6)

At December 31, 2008 and 2007, all of the subordinated securities issued by the home equity securitization vehicles were valued using model valuations. At December 31, 2008, all of the subordinated securities issued by the home equity securitization vehicles were classified as AFS debt securities and at December 31, 2007, all of these subordinated securities were classified as trading account assets. At December 31, 2008, all of the subordinated securities issued by the automobile securitization vehicle were classified as AFS debt securities and $330 million were valued using quoted market prices, while $53 million were valued using model valuations. At December 31, 2007, all of the subordinated securities issued by the automobile securitization vehicle were valued using model valuations and classified as trading account assets.

(7)

Residual interests include the residual asset, overcollateralization and cash reserve accounts, which are carried at fair value or amounts that approximate fair value. The residual interests were valued using model valuations and substantially all are classified in other assets.

Under the terms of the Corporation’s home equity securitizations, advances are made to borrowers when they make a subsequent draw on their line of credit and the Corporation is reimbursed for those advances from the cash flows in the securitization. During the revolving period of the securitization, this reimbursement normally occurs within a short period after the advance. However, when the securitization transaction has begun its rapid amortization period, reimbursement of the Corporation’s advance occurs only after other parties in the securitization have received all of the cash flows to which they are entitled. This has the effect of extending the time period for which the Corporation’s advances are outstanding. In particular, if loan losses requiring draws on monoline insurer’s policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurer have priority for repayment. As of December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $345 million.

The Corporation has retained consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $78 million in servicing fees related to home equity securitizations during 2008. No such fees were recorded during 2007. For more information on MSRs, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements. At December 31, 2008 and 2007, there were no recognized servicing assets or liabilities associated with any of these automobile securitization transactions. The Corporation recorded $30 million and $27 million in servicing fees related to automobile securitizations during 2008 and 2007.

Managed Asset Quality Indicators

The Corporation evaluates its credit card loan portfolio on a managed basis. Managed loans are defined as on-balance sheet loans as well as those loans in revolving credit card securitizations. Portfolio balances, delinquency and historical loss amounts of the credit card managed loan portfolio for 2008 and 2007, are presented in the following table.

	At and for the Year Ended December 31, 2008			At and for the Year Ended December 31, 2007
(Dollars in millions)	Outstandings	Accruing Past Due 90 Days or More	Net Charge- offs/ Losses	Outstandings	Accruing Past Due 90 Days or More	Net Charge- offs/ Losses
Held credit card outstandings	$81,274	$2,565	$4,712	$80,724	$2,127	$3,442
Securitization impact	100,960	3,185	6,670	102,967	2,757	4,772
Managed credit card outstandings	$182,234	$5,750	$11,382	$183,691	$4,884	$8,214

Bank of America 2008	137

Note 9 – Variable Interest Entities

In addition to the securitization vehicles described in Note 8 – Securitizations and Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements, which are typically structured as QSPEs, the Corporation utilizes SPEs in the ordinary course of business to support its own and its customers’ financing and investing needs. These SPEs are typically structured as VIEs and are thus subject to consolidation by the reporting enterprise that absorbs the majority of the economic risks and rewards of the VIE. To determine whether it must consolidate a VIE, the Corporation qualitatively analyzes the design of the VIE to identify the creators of variability within the VIE, including an assessment as to the nature of the risks that are created by the assets and other contractual arrangements of the VIE, and identifies whether it will absorb a majority of that variability.

In addition to the VIEs discussed below, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities, as described in more detail in Note 12 – Short-term Borrowings and Long-term Debt to the Consolidated Financial Statements. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio as described in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The Corporation has also provided support to or has loss exposure resulting from its involvement with other

VIEs, including certain cash funds managed within Global Wealth and Investment Management (GWIM), as described in more detail in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

On December 31, 2008, the Corporation adopted FSP FAS 140-4 and FIN 46(R)-8 which requires additional disclosures about its involvement with consolidated and unconsolidated VIEs and expanded the population of VIEs to be disclosed. For example, an unconsolidated customer vehicle that was sponsored by the Corporation is now included in the disclosures because the Corporation has a variable interest in the vehicle, even though that interest is not a significant variable interest. The following disclosures incorporate these requirements.

The table below presents the assets and liabilities of VIEs which have been consolidated on the Corporation’s Balance Sheet at December 31, 2008, total assets of consolidated VIEs at December 31, 2007, and the Corporation’s maximum exposure to loss resulting from its involvement with consolidated VIEs as of December 31, 2008 and 2007. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements.

Consolidated VIEs
(Dollars in millions)	Multi-Seller Conduits	Asset Acquisition Conduits	Municipal Bond Trusts	CDOs	Leveraged Lease Trusts	Other Vehicles	Total
Consolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$11,304	$1,121	$343	$2,443	$5,774	$3,222	$24,207
Consolidated Assets (3)
Trading account assets	$–	$188	$343	$–	$–	$–	$531
Derivative assets	–	931	–	–	–	–	931
Available-for-sale debt securities	7,771	–	–	2,443	–	1,945	12,159
Held-to-maturity debt securities	605	–	–	–	–	–	605
Loans and leases	–	–	–	–	5,829	1,251	7,080
All other assets	992	2	–	–	–	1,420	2,414
Total	$9,368	$1,121	$343	$2,443	$5,829	$4,616	$23,720
Consolidated Liabilities
Commercial paper and other short-term borrowings	$9,623	$1,121	$396	$–	$–	$1,626	$12,766
All other liabilities	53	–	–	–	55	582	690
Total	$9,676	$1,121	$396	$–	$55	$2,208	$13,456
Consolidated VIEs, December 31, 2007 (1)
Maximum loss exposure (2)	$16,984	$2,003	$7,646	$4,311	$6,236	$4,247	$41,427
Total assets (3)	11,944	2,003	7,646	4,464	6,236	5,671	37,964
(1)	Cash flows generated by the assets of the consolidated VIEs must generally be used to settle the specific obligations of the VIEs before they are available to the Corporation for general purposes.
(2)

Maximum loss exposure for consolidated VIEs includes on-balance sheet assets, net of non-recourse liabilities, plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets.

(3)	Total assets of consolidated VIEs are reported net of intercompany balances that have been eliminated in consolidation.

138	Bank of America 2008

Unconsolidated VIEs
(Dollars in millions)	Multi- Seller Conduits	Asset Acquisition Conduits	Municipal Bond Trusts	CDOs	Real Estate Investment Vehicles	Customer Vehicles	Other Vehicles	Total
Unconsolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$42,046	$2,622	$7,145	$2,383	$5,696	$5,741	$4,337	$69,970
Total assets of VIEs	27,922	2,622	7,997	2,570	5,980	6,032	7,280	60,403
On-Balance Sheet Assets
Trading account assets	$1	$1	$688	$732	$–	$2,877	$145	$4,444
Derivative assets	–	293	379	6	–	2,864	–	3,542
Available-for-sale debt securities	–	–	–	1,039	–	–	5	1,044
Loans and leases	388	–	–	–	–	–	1,004	1,392
All other assets	23	–	–	–	4,996	–	1,765	6,784
Total	$412	$294	$1,067	$1,777	$4,996	$5,741	$2,919	$17,206
On-Balance Sheet Liabilities
Derivative liabilities	$–	$293	$27	$57	$–	$–	$85	$462
All other liabilities	–	–	–	–	1,632	–	80	1,712
Total	$–	$293	$27	$57	$1,632	$–	$165	$2,174
Unconsolidated VIEs, December 31, 2007 (1)
Maximum loss exposure (2)	$47,335	$6,399	$6,341	$11,135	$5,009	$9,114	$6,199	$91,532
Total assets of VIEs	29,363	6,399	6,361	13,300	5,138	11,725	9,562	81,848
(1)	Includes unconsolidated VIEs and certain QSPEs which are not included in Note 8 – Securitizations to the Consolidated Financial Statements.
(2)

Maximum loss exposure for unconsolidated VIEs includes on-balance sheet assets plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets or the establishment of derivative or other liabilities.

The table above presents total assets of unconsolidated VIEs in which the Corporation holds a significant variable interest and Corporation-sponsored unconsolidated VIEs in which the Corporation holds a variable interest, even if not significant, at December 31, 2008 and 2007. The table also presents the Corporation’s maximum exposure to loss resulting from its involvement with these VIEs at December 31, 2008 and 2007. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s balance sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Certain QSPEs in which the Corporation has continuing involvement but that are not discussed in Note 8 – Securitizations to the Consolidated Financial Statements are also included in the table. Assets and liabilities of unconsolidated VIEs recorded on the Corporation’s Consolidated Balance Sheet at December 31, 2008 are also summarized above.

Except as described below, we have not provided financial or other support to consolidated or unconsolidated VIEs that we were not previously contractually required to provide, nor do we intend to do so.

Multi-Seller Conduits

The Corporation administers four multi-seller conduits which provide a low-cost funding alternative to its customers by facilitating their access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue short-term commercial paper that is rated high-grade and is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and SBLCs or similar loss protection commitments to the conduits. The Corporation also receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. The Corporation’s liquidity commitments are collateralized by various classes of assets which incorporate features such as overcollateralization and cash reserves that are designed to provide credit support to the conduits at a level equivalent to investment grade as determined in accordance with internal risk rating guidelines. Third parties participate in a small number of the liquidity facilities on a pari passu basis with the Corporation.

The Corporation determines whether it must consolidate a multi-seller conduit based on an analysis of projected cash flows using Monte Carlo simulations which are driven principally by credit risk inherent in the assets of the conduits. Interest rate risk is not included in the cash flow analysis because the conduits are not designed to absorb and pass along interest rate risk to investors. Instead, the assets of the conduits pay variable rates of interest based on the conduits’ funding costs. The assets of the conduits typically carry a risk rating of AAA to BBB based on the Corporation’s current internal risk rating equivalent, which reflects structural enhancements of the assets, including third party insurance. Projected loss calculations are based on maximum binding commitment amounts, probability of default based on the average one year Moody’s Corporate Finance transition table, and recovery rates of 90 percent, 65 percent and 45 percent for senior, mezzanine and subordinate exposures. Approximately 97 percent of commitments in the unconsolidated conduits and 70 percent of commitments in the consolidated conduit are senior exposures. Certain assets funded by one of the unconsolidated conduits benefit from embedded credit enhancement provided by the Corporation. Credit risk created by these assets is deemed to be credit risk of the Corporation, which is absorbed by third party investors.

The Corporation does not consolidate three conduits as it does not expect to absorb a majority of the variability created by the credit risk of the assets held in the conduits. On a combined basis, these three conduits have issued approximately $97 million of capital notes and equity interests to third parties, $92 million of which were outstanding at December 31, 2008. These instruments will absorb credit risk on a first loss basis. The Corporation consolidates the fourth conduit, which has not issued capital notes or equity interests to third parties.

At December 31, 2008, liquidity commitments to the consolidated conduit were mainly collateralized by credit card loans (25 percent), auto loans (14 percent), equipment loans (10 percent), corporate and commercial loans (seven percent), and trade receivables (six percent). None of these assets are subprime residential mortgages. In addition, 29 percent of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due

Bank of America 2008	139

under the long-term contracts are received. Approximately 74 percent of this exposure is insured. At December 31, 2008, the weighted average life of assets in the consolidated conduit was estimated to be 3.1 years and the weighted average maturity of commercial paper issued by this conduit was 33 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

At December 31, 2008, the Corporation’s liquidity commitments to the unconsolidated conduits were mainly collateralized by credit card loans (23 percent), student loans (17 percent), auto loans (14 percent), trade receivables (10 percent), and equipment loans (seven percent). In addition, 23 percent of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as previously mentioned, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls. At December 31, 2008, the weighted average life of assets in the unconsolidated conduits was estimated to be 3.6 years and the weighted average maturity of commercial paper issued by these conduits was 37 days.

The Corporation’s liquidity, SBLCs and similar loss protection commitments obligate us to purchase assets from the conduits at the conduits’ cost. Subsequent realized losses on assets purchased from the unconsolidated conduits would be reimbursed from restricted cash accounts that were funded by the issuance of capital notes and equity interests to third party investors. The Corporation would absorb losses in excess of such amounts. If a conduit is unable to re-issue commercial paper due to illiquidity in the commercial paper markets or deterioration in the asset portfolio, the Corporation is obligated to provide funding subject to the following limitations. The Corporation’s obligation to purchase assets under the SBLCs and similar loss protection commitments are subject to a maximum commitment amount which is typically set at eight to 10 percent of total outstanding commercial paper. The Corporation’s obligation to purchase assets under the liquidity agreements, which comprise the remainder of our exposure, is generally limited to the amount of non-defaulted assets. Although the SBLCs are unconditional, we are not obligated to fund under other liquidity or loss protection commitments if the conduit is the subject of a voluntary or involuntary bankruptcy proceeding.

One of the unconsolidated conduits holds CDO investments with an aggregate outstanding par value of $388 million. The underlying collateral includes middle market loans held in an insured CDO (65 percent) and subprime residential mortgages (12 percent), with the remainder of the collateral consisting primarily of investment grade securities. During 2008, these investments were downgraded or threatened with a downgrade by the rating agencies. In accordance with the terms of our existing liquidity obligations, the Corporation funded these investments in a transaction that was accounted for as a secured borrowing, and the investments no longer serve as collateral for commercial paper issuances. The Corporation will be reimbursed for any realized losses on these investments up to the amount of capital notes issued by the conduit. There were no other significant downgrades nor were any losses recorded in earnings from writedowns of assets held by any of the conduits during this period.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Asset Acquisition Conduits

The Corporation administers three asset acquisition conduits which acquire assets on behalf of the Corporation or our customers. Two of the conduits, which are unconsolidated, acquire assets at the request of customers who wish to benefit from the economic returns of the specified assets, which consist principally of liquid exchange-traded equity securities and some leveraged loans, on a leveraged basis. The consolidated conduit holds subordinated debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinated certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swap contracts between the Corporation and the conduits and, for unconsolidated conduits, the Corporation is reimbursed through total return swap contracts with its customers. The weighted average maturity of commercial paper issued by the conduits at December 31, 2008 was 54 days. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits.

The Corporation determines whether it must consolidate an asset acquisition conduit based on the design of the conduit and whether the third party investors are exposed to the Corporation’s credit risk or the market risk of the assets. Interest rate risk is not included in the cash flow analysis because the conduits are not designed to absorb and pass along interest rate risk to investors, who receive current rates of interest that are appropriate for the tenor and relative risk of their investments. When a conduit acquires assets for the benefit of the Corporation’s customers, the Corporation enters into back-to-back total return swaps with the conduit and the customer such that the economic returns of the assets are passed through to the customer. The Corporation’s performance under the derivatives is collateralized by the underlying assets and, as such, the third party investors are exposed primarily to credit risk of the Corporation. The Corporation’s exposure to the counterparty credit risk of its customers is mitigated by the aforementioned collateral arrangements and the ability to liquidate an asset held in the conduit if the customer defaults on its obligation. When a conduit acquires assets on the Corporation’s behalf and the Corporation absorbs the market risk of the assets, it consolidates the conduit.

Derivative activity related to unconsolidated conduits is carried at fair value with changes in fair value recorded in trading account profits (losses).

Municipal Bond Trusts

The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly basis to third party investors. The floating-rate investors have the right to tender the certificates at any time upon seven days notice. The Corporation serves as remarketing agent and liquidity provider for the trusts. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par. The Corporation is not obligated to purchase the certificate if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. The weighted average remaining life of bonds held in the trusts at December 31, 2008 was 11.8 years. There were no material writedowns or downgrades of assets or issuers during 2008.

Some of these trusts are QSPEs and, as such, are not subject to consolidation by the Corporation. The Corporation consolidates those trusts that are not QSPEs if it holds the residual interests or otherwise

140	Bank of America 2008

expects to absorb a majority of the variability created by changes in market value of assets in the trusts and changes in market rates of interest. The Corporation does not consolidate a trust if the customer holds the residual interest and the Corporation is protected from loss in connection with its liquidity obligations. For example, the Corporation may have the ability to trigger the liquidation of a trust that is not a QSPE if the market value of the bonds held in the trust declines below a specified threshold which is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing the losses incurred on the assets held within the trust.

The Corporation’s liquidity commitments to consolidated and unconsolidated trusts totaled $7.2 billion and $13.5 billion at December 31, 2008 and 2007. The decline is due principally to the liquidation of certain consolidated trusts. Liquidity commitments to unconsolidated trusts of $6.8 billion and $6.1 billion at December 31, 2008 and 2007 are included in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities. They issue multiple tranches of debt securities, including commercial paper, and equity securities. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.

The Corporation evaluates whether it must consolidate a CDO based principally on a determination as to which party is expected to absorb a majority of the credit risk created by the assets of the CDO. When the Corporation structured certain CDOs, it acquired the super senior tranches issued by the CDOs or provided commitments to support the issuance of super senior commercial paper to third parties. When the CDOs were first created, the Corporation did not expect its investments or its liquidity commitments to absorb a significant amount of the variability driven by the credit risk within the CDOs and did not consolidate the CDOs. When the Corporation subsequently acquired commercial paper or term securities issued by certain CDOs during 2008 and 2007, principally as a result of our liquidity obligations, we performed updated consolidation analyses. Due to credit deterioration in the pools of securities held by the CDOs, the updated analyses typically indicated that the Corporation would now be expected to absorb a majority of the variability and, accordingly, we consolidated these CDOs. Consolidation did not have a significant impact on net income, as the Corporation’s investments and liquidity obligations were recorded at fair value prior to consolidation. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation.

Liquidity commitments provided to CDOs include written put options with a notional amount of $542 million and $10.0 billion at December 31, 2008 and 2007. The written put options pertain to commercial paper which is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities issued by the CDOs. The Corporation is obligated to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. The decrease of $9.5 billion in the notional amount of written put options was due primarily to the elimination of liquidity commitments to certain CDOs. This amount includes $2.2 billion of put options related to two CDOs that were consolidated by the Corporation due to a change in contractual arrangements such as the conversion of commercial paper into term notes and for which it now holds all of the remaining outstanding commercial paper. It also includes $7.0 billion of put options that were terminated due to liquidation of three CDOs.

At December 31, 2007, the Corporation also provided liquidity support to a CDO conduit that held $2.3 billion of assets consisting of super senior tranches of debt securities issued by other CDOs. The CDO conduit obtained funds by issuing commercial paper to third party investors. During 2008, the Corporation purchased the assets and liquidated the CDO conduit in accordance with our liquidity obligation due to a threatened downgrade of the CDO conduit’s commercial paper. Four CDO vehicles which issued securities formerly held in the CDO conduit are consolidated on the Consolidated Balance Sheet of the Corporation at December 31, 2008.

Leveraged Lease Trusts

The Corporation’s net involvement with consolidated leveraged lease trusts totaled $5.8 billion and $6.2 billion at December 31, 2008 and 2007. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation consolidates these trusts because it holds a residual interest which is expected to absorb a majority of the variability driven by credit risk of the lessee and, in some cases, by the residual risk of the leased property. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Real Estate Investment Vehicles

The Corporation’s investment in real estate investment vehicles at December 31, 2008 and 2007 consisted principally of limited partnership investments in unconsolidated partnerships that finance the construction and rehabilitation of affordable rental housing. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects.

The Corporation determines whether it must consolidate these limited partnerships based on a determination as to which party is expected to absorb a majority of the risk created by the real estate held in the vehicle, which may include construction, market and operating risk. Typically, the general partner in a limited partnership will absorb a majority of this risk due to the legal nature of the limited partnership structure. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Customer Vehicles

Customer vehicles include credit-linked note vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

Credit-linked note vehicles issue notes linked to the credit risk of a specified company or debt instrument, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes. The Corporation is typically the counterparty for some or all of the credit default swaps and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation does not consolidate the vehicles because the credit default swaps create variability which is absorbed by the third party investors. The Corporation is exposed to loss if the collateral held by the vehicle declines in

Bank of America 2008	141

value and is insufficient to cover the vehicle’s obligation to the Corporation under the credit default swaps.

Asset acquisition vehicles acquire financial instruments, typically loans, at the direction of a single customer and obtain funding through the issuance of structured notes to the Corporation. At the time the vehicle acquires an asset, the Corporation enters into a total return swap with the customer such that the economic returns of the asset are passed through to the customer. As a result, the Corporation does not consolidate the vehicles. The Corporation is exposed to counterparty credit risk if the asset declines in value and the customer defaults on its obligation to the Corporation under the total return swap. The Corporation’s risk may be mitigated by collateral or other arrangements.

Other Vehicles

Other vehicles include loan and other investment vehicles as well as other corporate conduits that were established on behalf of the Corporation or customers who wish to obtain market or credit exposure to a specific company or financial instrument.

Loan and other investment vehicles at December 31, 2008 and 2007 consisted primarily of securitization vehicles, including term securitization vehicles that did not meet QSPE status, as well as managed investment vehicles that invest in financial assets, primarily debt securities and loans. The Corporation determines whether it is the primary beneficiary of and must consolidate a loan or other investment vehicle based principally on a determination as to which party is expected to absorb a majority of the credit risk or market risk created by the assets of the vehicle. Typically, the party holding subordinated or residual interests in a vehicle will absorb a majority of the risk. Investors in consolidated loan and other investment vehicles have no recourse to the general credit of the Corporation as their investments are repaid solely from the assets of the vehicle.

Other corporate conduits at December 31, 2008 and 2007 are commercial paper conduits, which hold primarily high-grade, long-term municipal, corporate and mortgage-backed securities. The assets held by these other conduits have a weighted average remaining life of approximately 2.5 years at December 31, 2008. Substantially all of the securities are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The conduits obtain funding by issuing commercial paper to third party investors. At December 31, 2008, the weighted average maturity of the commercial paper was 15 days. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the conduits in exchange for the commercial paper rate. In addition, the Corporation may be obligated to purchase assets from the conduits if the assets or insurers are downgraded. If an asset’s rating declines below a certain investment quality as evidenced by its credit rating or defaults, the Corporation is no longer exposed to the risk of loss.

During 2008, three monoline insurers were downgraded by the rating agencies which resulted in the mandatory sale of $1.5 billion of insured assets out of the conduits. Due to illiquidity in the financial markets at the time of the sales, the Corporation purchased a majority of these assets. After subsequent sales to third parties, $1.1 billion of these assets remain on the Consolidated Balance Sheet and are recorded within trading account assets at December 31, 2008. The conduits are QSPEs and, as such, are not subject to consolidation by the Corporation. In the event that the Corporation is unable to remarket the conduits’ commercial paper such that they no longer qualify as QSPEs, the Corporation would consolidate the conduits which may have an adverse impact on the fair value of the related derivative contracts. Derivative activity related to the other corporate conduits is carried at fair value with changes in fair value recorded in trading account profits (losses).

Note 10 – Goodwill and Intangible Assets

The following table presents goodwill at December 31, 2008 and 2007, which includes approximately $4.4 billion of goodwill related to the acquisition of Countrywide. For more information on the Countrywide acquisition, see Note 2 – Merger and Restructuring Activities to the Consolidated Financial Statements.

	December 31
(Dollars in millions)	2008	2007
Global Consumer and Small Business Banking	$44,873	$40,340
Global Corporate and Investment Banking	29,570	29,648
Global Wealth and Investment Management	6,503	6,451
All Other	988	1,091
Total goodwill	$81,934	$77,530

The Corporation performed its annual goodwill impairment test as of June 30, 2008 which indicated some stress in certain reporting units. As a result of this test and considering the overall market displacement, an additional impairment analysis was completed at year-end. The Corporation evaluated the fair value of its reporting units using a combination of the market and income approach, using a range of valuations to determine the fair value of each reporting unit. In performing the updated goodwill impairment analysis the Mortgage, Home Equity and Insurance Services business failed the first step analysis (i.e., carrying value exceeded its fair value) and therefore the second step analysis was performed (i.e., comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill). In addition, although not required, to further substantiate the value of the Corporation’s goodwill balance the second step analysis described above was performed for the Card Services business as well. As a result of the tests, no goodwill losses were recognized for 2008. For more information on goodwill impairment testing, see the Goodwill and Intangible Assets section of Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

142	Bank of America 2008

The gross carrying values and accumulated amortization related to intangible assets at December 31, 2008 and 2007 are presented below:

	December 31
	2008		2007
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,080	$2,740	$7,027	$1,970
Core deposit intangibles	4,594	3,284	4,594	2,828
Affinity relationships	1,638	587	1,681	406
Other intangibles	3,113	1,279	3,050	852
Total intangible assets	$16,425	$7,890	$16,352	$6,056

Amortization of intangibles expense was $1.8 billion, $1.7 billion and $1.8 billion in 2008, 2007 and 2006, respectively. The Corporation estimates aggregate amortization expense will be approximately $1.6 bil-

lion, $1.4 billion, $1.2 billion, $1.0 billion and $840 million for 2009 through 2013, respectively.

Note 11 – Deposits

The Corporation had domestic certificates of deposit and other domestic time deposits of $100 thousand or more totaling $136.6 billion and $94.4 billion at December 31, 2008 and 2007. Foreign certificates of deposit and other foreign time deposits of $100 thousand or more totaled $85.4 billion and $109.1 billion at December 31, 2008 and 2007.

Time deposits of $100 thousand or more

(Dollars in millions)	Three months or less	Over three months to twelve months	Thereafter	Total
Domestic certificates of deposit and other time deposits	$62,663	$69,913	$4,018	$136,594
Foreign certificates of deposit and other time deposits	83,900	486	966	85,352

At December 31, 2008, the scheduled maturities for total time deposits were as follows:

(Dollars in millions)	Domestic	Foreign	Total
Due in 2009	$248,231	$85,416	$333,647
Due in 2010	6,976	87	7,063
Due in 2011	2,962	69	3,031
Due in 2012	2,122	246	2,368
Due in 2013	1,854	62	1,916
Thereafter	2,990	526	3,516
Total time deposits	$265,135	$86,406	$351,541

Bank of America 2008	143

Note 12 – Short-term Borrowings and Long-term Debt

Short-term Borrowings

Bank of America Corporation and certain of its subsidiaries issue commercial paper in order to meet short-term funding needs. Commercial paper outstanding at December 31, 2008 was $38.0 billion compared to $55.6 billion at December 31, 2007.

Bank of America, N.A. maintains a domestic program to offer up to a maximum of $75.0 billion, outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $10.5 billion at December 31, 2008, compared to $12.3 billion at December 31, 2007. These short-term bank notes, along with commercial paper, Federal Home Loan Bank advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are reflected in commercial paper and other short-term borrowings on the Consolidated Balance Sheet.

Long-term Debt

Long-term debt consists of borrowings having an original maturity of one year or more. The following table presents the balance of long-term debt at December 31, 2008 and 2007 and the related rates and maturity dates at December 31, 2008:

	December 31
(Dollars in millions)	2008	2007
Notes issued by Bank of America Corporation (1)
Senior notes:
Fixed, with a weighted average rate of 4.62%, ranging from 0.61% to 10.00%, due 2009 to 2043	$67,776	$47,430
Floating, with a weighted average rate of 3.05%, ranging from 0.42% to 6.78%, due 2009 to 2041	54,076	41,791
Subordinated notes:
Fixed, with a weighted average rate of 5.80%, ranging from 2.40% to 10.20%, due 2009 to 2038	29,618	28,630
Floating, with a weighted average rate of 3.06%, ranging from 2.48% to 5.13%, due 2016 to 2019	650	686
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted average rate of 6.73%, ranging from 5.25% to 11.45%, due 2026 to 2055	15,606	13,866
Floating, with a weighted average rate of 3.56%, ranging from 2.25% to 8.17%, due 2027 to 2056	3,736	3,359
Total notes issued by Bank of America Corporation	171,462	135,762
Notes issued by Bank of America, N.A. and other subsidiaries
Senior notes:
Fixed, with a weighted average rate of 2.84%, ranging from 1.70% to 11.30%, due 2009 to 2027	6,103	5,648
Floating, with a weighted average rate of 2.43%, ranging from 0.47% to 4.50%, due 2009 to 2051	28,467	33,088
Subordinated notes:
Fixed, with a weighted average rate of 5.90%, ranging from 5.30% to 7.13%, due 2009 to 2036	5,593	6,592
Floating, with a weighted average rate of 2.42%, ranging from 2.28% to 3.77%, due 2010 to 2027	2,796	1,907
Total notes issued by Bank of America, N.A. and other subsidiaries	42,959	47,235
Notes issued by NB Holdings Corporation
Junior subordinated notes (related to trust preferred securities):
Floating, 3.82%, due 2027	258	258
Total notes issued by NB Holdings Corporation	258	258
Notes issued by BAC North America Holding Company and subsidiaries
Senior notes:
Fixed, with a weighted average rate of 5.27%, ranging from 3.00% to 7.00%, due 2009 to 2026	562	583
Junior subordinated notes (related to trust preferred securities):
Fixed, 6.97%, perpetual	491	491
Floating, with a weighted average rate of 3.83%, ranging from 2.05% to 6.50%, perpetual	940	1,627
Total notes issued by BAC North America Holding Company and subsidiaries	1,993	2,701
Other debt (1)
Advances from Federal Home Loan Banks
Fixed, with a weighted average rate of 4.80%, ranging from 1.00% to 8.29%, due 2009 to 2031	48,495	5,751
Floating, with a weighted average rate of 0.78%, ranging from 0.20% to 2.09%, due 2009 to 2013	2,750	5,450
Other	375	351
Total other debt	51,620	11,552
Total long-term debt	$268,292	$197,508
(1)	Includes long-term debt assumed related to Countrywide.

The majority of the floating rates are based on three- and six-month London InterBank Offered Rates (LIBOR). Bank of America Corporation and Bank of America, N.A. maintain various domestic and international debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At

December 31, 2008 and 2007, the amount of foreign currency denominated debt translated into U.S. dollars included in total long-term debt was $53.3 billion and $58.8 billion. Foreign currency contracts are used to convert certain foreign currency denominated debt into U.S. dollars.

144	Bank of America 2008

(Dollars in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Bank of America Corporation	$18,411	$21,781	$13,299	$25,928	$7,233	$84,810	$171,462
Bank of America, N.A. and other subsidiaries	15,466	11,584	75	5,667	86	10,081	42,959
NB Holdings Corporation	–	–	–	–	–	258	258
BAC North America Holding Company and subsidiaries	73	92	51	15	26	1,736	1,993
Other	8,932	15,947	13,604	5,490	5,026	2,621	51,620
Total	$42,882	$49,404	$27,029	$37,100	$12,371	$99,506	$268,292

At December 31, 2008 and 2007, Bank of America Corporation was authorized to issue approximately $92.9 billion and $64.0 billion of additional corporate debt and other securities under its existing shelf registration statements. At December 31, 2008 and 2007, Bank of America, N.A. was authorized to issue approximately $48.3 billion and $62.1 billion of bank notes. At both December 31, 2008 and 2007, Bank of America, N.A. was authorized to issue approximately $20.6 billion of additional mortgage notes.

The weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect at December 31, 2008) were 4.26 percent, 5.05 percent and 2.80 percent, respectively, at December 31, 2008 and (based on the rates in effect at December 31, 2007) were 5.09 percent, 5.21 percent and 4.93 percent, respectively, at December 31, 2007. These obligations were denominated primarily in U.S. dollars.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2008 are included in the table above.

Trust Preferred and Hybrid Securities

Trust preferred securities (Trust Securities) are issued by trust companies (the Trusts) which are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts are Junior Subordinated Deferrable Interest Notes of the Corporation or its subsidiaries (the Notes). The Trusts are 100 percent owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the Long-term Debt table on the previous page.

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

Hybrid Income Term Securities (HITS) totaling $1.6 billion were also issued by the Trusts to institutional investors in 2007. The BAC Capital Trust XIII Floating Rate Preferred HITS have a distribution rate of three-month LIBOR plus 40 bps and the BAC Capital Trust XIV Fixed-to-Floating Rate Preferred HITS have an initial distribution rate of 5.63 percent. Both series of HITS represent beneficial interests in the assets of the respective capital trust, which consists of a series of the Corporation’s junior subordinated notes and a stock purchase contract for a specified series of the Corporation’s preferred stock. The Corporation will remarket the junior subordinated notes underlying each series of HITS on or about the five year anniversary of the issuance to obtain sufficient funds for the capital trusts to buy the Corporation’s preferred stock under the stock purchase contracts.

In connection with the HITS, the Corporation entered into two replacement capital covenants for the benefit of investors in certain series of the Corporation’s long-term indebtedness (Covered Debt). As of December 31, 2008, the Corporation’s 6.625% Junior Subordinated Notes due 2036 constitutes the Covered Debt under the covenant corresponding to the Floating Rate Preferred HITS and the Corporation’s 5.625% Junior Subordinated Notes due 2035 constitutes the Covered Debt under the covenant corresponding to the Fixed-to-Floating Rate Preferred HITS. These covenants generally restrict the ability of the Corporation and its subsidiaries to redeem or purchase the HITS and related securities unless the Corporation has obtained the prior approval of the Board of Governors of the Federal Reserve System (FRB) if required under the FRB’s capital guidelines, the redemption or purchase price of the HITS does not exceed the amount received by the Corporation from the sale of certain qualifying securities, and such replacement securities qualify as Tier 1 Capital and are not “restricted core capital elements” under the FRB’s guidelines.

Included in the outstanding Trust Securities and Notes in the following table are non-consolidated wholly owned subsidiary funding vehicles of BAC North America Holding Company (BACNAH) and its subsidiaries that issued preferred securities (Funding Securities). These subsidiary funding vehicles have invested the proceeds of their Funding Securities in separate series of preferred securities of BACNAH or its subsidiaries, as applicable (BACNAH Preferred Securities). The BACNAH Preferred Securities (and the corresponding Funding Securities) are non-cumulative and permit nonpayment of dividends within certain limitations. The issuance dates for the BACNAH Preferred Securities (and the related Funding Securities) range from 2000 to 2001. These Funding Securities are subject to mandatory redemption upon repayment by the issuer of the corresponding series of BACNAH Preferred Securities at a redemption price equal to their liquidation amount plus accrued and unpaid distributions for up to one quarter.

For additional information on Trust Securities for regulatory capital purposes, see Note 15 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Bank of America 2008	145

The following table is a summary of the outstanding Trust and Hybrid Securities and the related Notes at December 31, 2008 as originated by Bank of America Corporation and its predecessor companies.

	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Notes	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
(Dollars in millions)
Issuer
Bank of America
Capital Trust I	December 2001	$575	$593	December 2031	7.00%	3/15,6/15,9/15,12/15	On or after 12/15/06
Capital Trust II	January 2002	900	928	February 2032	7.00	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust III	August 2002	500	516	August 2032	7.00	2/15,5/15,8/15,11/15	On or after 8/15/07
Capital Trust IV	April 2003	375	387	May 2033	5.88	2/1,5/1,8/1,11/1	On or after 5/01/08
Capital Trust V	November 2004	518	534	November 2034	6.00	2/3,5/3,8/3,11/3	On or after 11/03/09
Capital Trust VI	March 2005	1,000	1,031	March 2035	5.63	3/8,9/8	Any time
Capital Trust VII	August 2005	1,221	1,259	August 2035	5.25	2/10,8/10	Any time
Capital Trust VIII	August 2005	530	546	August 2035	6.00	2/25,5/25,8/25,11/25	On or after 8/25/10
Capital Trust X	March 2006	900	928	March 2055	6.25	3/29,6/29,9/29,12/29	On or after 3/29/11
Capital Trust XI	May 2006	1,000	1,031	May 2036	6.63	5/23,11/23	Any time
Capital Trust XII	August 2006	863	890	August 2055	6.88	2/2,5/2,8/2,11/2	On or after 8/02/11
Capital Trust XIII	February 2007	700	700	March 2043	3-mo. LIBOR +40 bps	3/15,6/15,9/15,12/15	On or after 3/15/17
Capital Trust XIV	February 2007	850	850	March 2043	5.63	3/15,9/15	On or after 3/15/17
Capital Trust XV	May 2007	500	500	June 2056	3-mo. LIBOR +80 bps	3/1,6/1,9/1,12/1	On or after 6/01/37
NationsBank
Capital Trust II	December 1996	365	376	December 2026	7.83	6/15,12/15	On or after 12/15/06
Capital Trust III	February 1997	500	515	January 2027	3-mo. LIBOR +55 bps	1/15,4/15,7/15,10/15	On or after 1/15/07
Capital Trust IV	April 1997	500	515	April 2027	8.25	4/15,10/15	On or after 4/15/07
BankAmerica
Institutional Capital A	November 1996	450	464	December 2026	8.07	6/30,12/31	On or after 12/31/06
Institutional Capital B	November 1996	300	309	December 2026	7.70	6/30,12/31	On or after 12/31/06
Capital II	December 1996	450	464	December 2026	8.00	6/15,12/15	On or after 12/15/06
Capital III	January 1997	400	412	January 2027	3-mo. LIBOR +57 bps	1/15,4/15,7/15,10/15	On or after 1/15/02
Barnett
Capital III	January 1997	250	258	February 2027	3-mo. LIBOR +62.5 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Fleet
Capital Trust II	December 1996	250	258	December 2026	7.92	6/15,12/15	On or after 12/15/06
Capital Trust V	December 1998	250	258	December 2028	3-mo. LIBOR +100 bps	3/18,6/18,9/18,12/18	On or after 12/18/03
Capital Trust VIII	March 2002	534	550	March 2032	7.20	3/15,6/15,9/15,12/15	On or after 3/08/07
Capital Trust IX	July 2003	175	180	August 2033	6.00	2/1,5/1,8/1,11/1	On or after 7/31/08
BankBoston
Capital Trust III	June 1997	250	258	June 2027	3-mo. LIBOR +75 bps	3/15,6/15,9/15,12/15	On or after 6/15/07
Capital Trust IV	June 1998	250	258	June 2028	3-mo. LIBOR +60 bps	3/8,6/8,9/8,12/8	On or after 6/08/03
Progress
Capital Trust I	June 1997	9	9	June 2027	10.50	6/1,12/1	On or after 6/01/07
Capital Trust II	July 2000	6	6	July 2030	11.45	1/19,7/19	On or after 7/19/10
Capital Trust III	November 2002	10	10	November 2032	3-mo. LIBOR +335 bps	2/15,5/15,8/15,11/15	On or after 11/15/07
Capital Trust IV	December 2002	5	5	January 2033	3-mo. LIBOR +335 bps	1/7,4/7,7/7,10/7	On or after 1/07/08
MBNA
Capital Trust A	December 1996	250	258	December 2026	8.28	6/1,12/1	On or after 12/01/06
Capital Trust B	January 1997	280	289	February 2027	3-mo. LIBOR +80 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust D	June 2002	300	309	October 2032	8.13	1/1,4/1,7/1,10/1	On or after 10/01/07
Capital Trust E	November 2002	200	206	February 2033	8.10	2/15,5/15,8/15,11/15	On or after 2/15/08
ABN Amro North America
Series I	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	2/15,5/15,8/15,11/15	On or after 8/15/06
Series II	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	3/15,6/15,9/15,12/15	On or after 9/15/06
Series III	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	1/15,4/15,7/15,10/15	On or after 10/15/06
Series IV	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	2/28,5/30,8/30,11/30	On or after 8/30/06
Series V	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	3/30,6/30,9/30,12/30	On or after 9/30/06
Series VI	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	1/30,4/30,7/30,10/30	On or after 10/30/06
Series VII	May 2001	88	88	Perpetual	3-mo. LIBOR +175 bps	3/15,6/15,9/15,12/15	On or after 9/15/06
Series IX	June 2001	70	70	Perpetual	3-mo. LIBOR +175 bps	3/5,6/5,9/5,12/5	On or after 9/05/06
Series X	June 2001	53	53	Perpetual	3-mo. LIBOR +175 bps	3/12,6/12,9/12,12/12	On or after 9/12/06
Series XI	June 2001	27	27	Perpetual	3-mo. LIBOR +175 bps	3/26,6/26,9/26,12/26	On or after 9/26/06
Series XII	June 2001	80	80	Perpetual	3-mo. LIBOR +175 bps	1/10,4/10,7/10,10/10	On or after 9/12/06
Series XIII	June 2001	70	70	Perpetual	3-mo. LIBOR +175 bps	1/24,4/24,7/24,10/24	On or after 10/24/06
LaSalle
Series I	August 2000	491	491	Perpetual	6.97% through 9/15/2010; 3-mo. LIBOR +105.5 bps thereafter	3/15,6/15,9/15,12/15	On or after 9/15/10
Series J	September 2000	95	95	Perpetual	3-mo. LIBOR +5.5 bps through 9/15/2010; 3-mo. LIBOR +105.5 bps thereafter	3/15,6/15,9/15,12/15	On or after 9/15/10
Countrywide
Countrywide Capital III	June 1997	200	206	June 2027	8.05	6/15,12/15	Only under special event
Countrywide Capital IV	April 2003	500	515	April 2033	6.75	1/1,4/1,7/1,10/1	On or after 4/11/08
Countrywide Capital V	November 2006	1,495	1,496	November 2036	7.00	2/1,5/1,8/1,11/1	On or after 4/11/08
Total		$20,047	$20,513

146	Bank of America 2008

Note 13 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $46.9 billion and $39.2 billion at December 31, 2008 and 2007. At December 31, 2008, the carrying amount of these commitments, excluding fair value adjustments, was $454 million, including deferred revenue of $33 million and a reserve for unfunded legally binding lending commitments of $421 million. At December 31, 2007, the comparable amounts were $550 million, $32 million and $518 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for at fair value, see Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

The Corporation also facilitates bridge financing (high-grade debt, high-yield debt and equity) to fund acquisitions, recapitalizations and other short-term needs as well as provide syndicated financing for clients. These concentrations are managed, in part, through the Corporation’s established “originate to distribute” strategy. These client transactions are sometimes large and leveraged. They can also have a higher degree of risk as the Corporation is providing offers or commitments for various components of the clients’ capital structures, including lower-rated unsecured and subordinated debt tranches and/or equity. In many cases, these offers to finance will not be accepted. If accepted, these conditional commitments are often retired prior to or shortly following funding via the placement of securities, syndication or the client’s decision to terminate. Where the Corporation has a commitment and there is a market disruption or other unexpected event, there is heightened exposure in the portfolios, and higher potential for loss, unless an orderly disposition of the exposure can be made. These commitments are not necessarily indicative of actual risk or funding requirements as the commitments may expire unused, the borrower may not be successful in completing the proposed transaction or may utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets instead of drawing on the commitment. In addition, the Corporation may reduce its portion of the commitment through syndications to investors and/or lenders prior to funding. Therefore, these commitments are generally significantly greater than the amounts the Corporation will ultimately fund. Additionally, the borrower’s ability to draw on the commitment may be subject to there being no material adverse change in the borrower’s financial condition, among other factors. Commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

At December 31, 2008, the Corporation had no forward leveraged finance commitments compared to $11.9 billion at December 31, 2007. During 2008, the Corporation had new transactions of $10.0 billion, funded and syndicated of $11.5 billion, closed but not yet syndicated of $6.8 billion, and client terminations and other transactions of $3.6 billion related to the forward leveraged finance commitments. The Corporation also had unfunded capital markets commercial real estate commitments of $700 million at December 31, 2008 compared to $2.2 billion at December 31, 2007 with the primary change resulting from the $1.2 billion of transactions that were funded. The Corporation has not originated any material unfunded capital markets commercial real estate commitments subsequent to September 30, 2007.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Credit extension commitments, December 31, 2008
Loan commitments	$128,992	$120,234	$67,111	$31,200	$347,537
Home equity lines of credit	3,883	2,322	4,799	96,415	107,419
Standby letters of credit and financial guarantees (1)	33,350	26,090	8,328	9,812	77,580
Commercial letters of credit	2,228	29	1	1,507	3,765
Legally binding commitments (2)	168,453	148,675	80,239	138,934	536,301
Credit card lines (3)	827,350	–	–	–	827,350
Total credit extension commitments	$995,803	$148,675	$80,239	$138,934	$1,363,651
Credit extension commitments, December 31, 2007
Loan commitments	$178,931	$92,153	$106,904	$27,902	$405,890
Home equity lines of credit	8,482	1,828	2,758	107,055	120,123
Standby letters of credit and financial guarantees (1)	31,629	14,493	7,943	8,731	62,796
Commercial letters of credit	3,753	50	33	717	4,553
Legally binding commitments (2)	222,795	108,524	117,638	144,405	593,362
Credit card lines (3)	876,393	17,864	–	–	894,257
Total credit extension commitments	$1,099,188	$126,388	$117,638	$144,405	$1,487,619
(1)

At December 31, 2008 the notional value of SBLC and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $54.4 billion and $23.2 billion compared to $44.1 billion and $18.7 billion at December 31, 2007.

(2)

Includes commitments to unconsolidated VIEs and certain QSPEs disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements, including $41.6 billion and $47.3 billion to multi-seller conduits, $6.8 billion and $6.1 billion to municipal bond trusts, and $0 and $2.3 billion to CDOs at December 31, 2008 and 2007. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements because the Corporation does not hold a significant variable interest, including $980 million and $1.7 billion to customer-sponsored conduits at December 31, 2008 and 2007.

(3)	Includes business card unused lines of credit.

Bank of America 2008	147

Other Commitments

Principal Investing and Other Equity Investments

At December 31, 2008 and 2007, the Corporation had unfunded equity investment commitments of approximately $1.9 billion and $2.6 billion. These commitments relate primarily to the Corporation’s Principal Investing business, which is comprised of a diversified portfolio of investments in privately held and publicly traded companies at all stages of their life cycle from start-up to buyout. These investments are made either directly in a company or held through a fund and are accounted for at fair value. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there is heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. At December 31, 2008, the Corporation did not have any unfunded bridge equity commitments and had previously funded $1.2 billion of equity bridges which are considered held for investment and recorded in other assets at $670 million. During 2008, the Corporation recorded $545 million in losses related to these investments through equity investment income.

Loan Purchases

At December 31, 2008, the Corporation had no collateralized mortgage obligation loan purchase commitments related to its ALM activities compared to $752 million at December 31, 2007, all of which settled in the first quarter of 2008.

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. The Corporation purchased $12.0 billion of such loans under this agreement in 2008 compared to $4.5 billion of such loans in 2007. As of December 31, 2008, the Corporation was committed for additional purchases of up to $13.0 billion over the remaining term of the agreement of which $3.0 billion will be purchased by June 30, 2009. All loans purchased under this agreement are subject to a comprehensive set of credit criteria. This agreement is accounted for as a derivative liability which had a balance of $316 million and $129 million at December 31, 2008 and 2007.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $2.3 billion, $2.1 billion, $1.8 billion, $1.5 billion and $1.2 billion for 2009 through 2013, respectively, and $8.3 billion for all years thereafter.

Other Commitments

Beginning in the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invested in high quality, short-term securities with a portfolio weighted average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments, under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At December 31, 2008 and 2007, the Corporation had gross (i.e., funded and unfunded) capital commitments to the funds of $1.0 billion and $565 million. In 2008, the Corporation incurred losses of $695 million related to these capital commitments. At December 31, 2008 and 2007, the remaining loss exposure on capital commitments was $300 million and $183 million. Additionally, during 2008, the Corporation purchased $1.7 billion of investments from the funds and recorded losses of $418 million.

The Corporation may from time to time, but is under no obligation to, provide additional support to funds managed within GWIM. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation does not consolidate the cash funds managed within GWIM because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. In reaching this conclusion, the Corporation considered both interest rate and credit risk. The cash funds had total assets under management of $185.9 billion and $189.5 billion at December 31, 2008 and 2007.

Other Guarantees

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed income securities and is intended to cover any shortfall in the event that plan participants withdraw funds when market value is below book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase zero-coupon bonds with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2008 and 2007, the notional amount of these guarantees totaled $42.2 billion and $35.2 billion with estimated maturity dates between 2009 and 2038. As of December 31, 2008 and 2007, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

Written Put Options

At December 31, 2008 and 2007, the Corporation provided liquidity support in the form of written put options on $542 million and $10.0 billion of commercial paper issued by CDOs, all of which were issued by unconsolidated CDOs at December 31, 2008. The commercial paper is the most senior class of securities issued by the CDOs and benefits from the subordination of all other securities, including AAA-rated securities, issued by the CDOs. The Corporation is obligated under the written put options to provide funding to the CDOs by purchasing the commercial paper at predetermined contractual yields in the event of a severe disruption in the short-term funding market. These agreements are expected to be terminated in 2009. The underlying collateral in the CDOs includes mortgage-backed securities, ABS, and CDO securities issued by other

148	Bank of America 2008

vehicles. These written put options are recorded as derivatives on the Consolidated Balance Sheet and are carried at fair value with changes in fair value recorded in trading account profits (losses). At December 31, 2008, the Corporation held $323 million of commercial paper that was issued by the unconsolidated CDOs.

Indemnifications

In the ordinary course of business, the Corporation enters into various agreements that contain indemnifications, such as tax indemnifications, whereupon payment may become due if certain external events occur, such as a change in tax law. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. These agreements typically contain an early termination clause that permits the Corporation to exit the agreement upon these events. The maximum potential future payment under indemnification agreements is difficult to assess for several reasons, including the occurrence of an external event, the inability to predict future changes in tax and other laws, the difficulty in determining how such laws would apply to parties in contracts, the absence of exposure limits contained in standard contract language and the timing of the early termination clause. Historically, any payments made under these guarantees have been de minimis. The Corporation has assessed the probability of making such payments in the future as remote.

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. In 2008 and 2007, the Corporation processed $369.4 billion and $361.9 billion of transactions and recorded losses as a result of these chargebacks of $21 million and $13 million.

At December 31, 2008 and 2007, the Corporation held as collateral $38 million and $19 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2008 and 2007, the maximum potential exposure totaled approximately $147.1 billion and $151.2 billion.

Brokerage Business

Within the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in their issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $577 million and $1.0 billion at December 31, 2008 and 2007. Historically, any payments made under this indemnification have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

Other Guarantees

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are booked as derivatives and marked to market in the trading portfolio. At December 31, 2008 and 2007, the notional amount of these guarantees totaled $1.3 billion and $1.5 billion. These guarantees have various maturities ranging from two to five years. At December 31, 2008 and 2007, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $7.3 billion and $4.8 billion at December 31, 2008 and 2007. The estimated maturity dates of these obligations are between 2009 and 2033. The Corporation has made no material payments under these guarantees.

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

In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority (FINRA), the New York Stock Exchange, the Financial Services Authority and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

Bank of America 2008	149

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

In accordance with SFAS 5, the Corporation establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Corporation does not establish reserves. In some of the matters described below, including but not limited to the Lehman Brothers Holdings, Inc. matters, loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, but may be material to the Corporation’s operating results for any particular reporting period.

Adelphia Communications Corporation

Adelphia Recovery Trust is the plaintiff in a lawsuit pending in the U.S. District Court for the Southern District of New York (SDNY). The lawsuit originally named over 700 defendants, including Bank of America, N.A. (BANA), Banc of America Securities LLC (BAS), Merrill Lynch & Co., Inc., Merrill Lynch Capital Corp. (collectively Merrill Lynch), Fleet National Bank, Fleet Securities, Inc. (collectively Fleet) and other affiliated entities, and asserted over 50 claims under federal statutes and state common law relating to loans and other services provided to various affiliates of ACC and entities owned by members of the founding family of Adelphia Communications Corporation. The plaintiffs seek unspecified damages in an amount not less than $5 billion. The District Court granted in part defendants’ motions to dismiss, which resulted in the dismissal of approximately 650 defendants from the lawsuit. The plaintiffs have appealed the dismissal decision. The primary claims remaining against BANA, BAS, Merrill Lynch, and Fleet include fraud, aiding and abetting fraud, and aiding and abetting breach of fiduciary duty. Trial is scheduled for February 2010.

Auction Rate Securities (ARS) Claims

On May 22, 2008, a putative class action, Bondar v. Bank of America Corporation, was filed in the U.S. District Court for the Northern District of California against the Corporation, Banc of America Investment Services, Inc. (BAI) and BAS (collectively Bank of America) on behalf of persons who purchased auction rate securities (ARS) from the defendants. The amended complaint, which was filed on January 22, 2009, alleges, among other things, that Bank of America manipulated the market for, and failed to disclose material facts about, ARS and seeks to recover unspecified damages for losses in the market value of ARS allegedly caused by the decision of the Company and other broker-dealers to discontinue supporting auctions for the securities. On February 12, 2009, the Judicial Panel on Multidistrict Litigation consolidated Bondar and two related, individual federal actions into one proceeding in the U.S. District Court for the Northern District of California.

On March 25, 2008, a putative class action, Burton v. Merrill Lynch & Co., Inc., et al., was filed in the U.S. District Court for the Southern District of New York against Merrill Lynch on behalf of persons who purchased and continue to hold ARS offered for sale by Merrill Lynch between March 25, 2003 and February 13, 2008. The complaint alleges, among other things, that Merrill Lynch failed to disclose material facts about ARS. A similar action, captioned Stanton v. Merrill Lynch & Co., Inc., et al., was filed the next day in the same court. On October 31, 2008, the two cases were consolidated, and on December 10, 2008, a consolidated class action amended complaint was filed. Plaintiffs seek to recover alleged losses in the market value of ARS allegedly caused by the decision of Merrill Lynch to discontinue supporting auctions for the securities. Responses to the amended complaint were due on February 27, 2009.

On September 4, 2008, two civil antitrust putative class actions, City of Baltimore v. Citigroup et al., and Mayfield v. Citigroup et al., were filed in the U.S. District Court for the Southern District of New York against the Corporation, Merrill Lynch, and other financial institutions alleging that the defendants conspired to restrain trade in ARS by artificially supporting auctions and later withdrawing that support. City of Baltimore is filed on behalf of a class of issuers of ARS underwritten by the defendants between May 12, 2003 and February 13, 2008 who seek to recover the alleged above-market interest payments they claim they were forced to make when the Corporation, Merrill Lynch and others allegedly discontinued supporting ARS. The plaintiffs who also purchased ARS also seek to recover claimed losses in the market value of those securities allegedly caused by the decision of the financial institutions to discontinue supporting auctions for the securities. Plaintiffs seek treble damages and to rescind at par their purchases of ARS. Mayfield is filed on behalf of a class of persons who acquired ARS directly from defendants and who held those securities as of February 13, 2008. Plaintiffs seek to recover alleged losses in the market value of ARS allegedly caused by the decision of the Corporation and Merrill Lynch and others to discontinue supporting auctions for the securities. Plaintiffs seek treble damages and to rescind at par their purchases of ARS. On January 15, 2009, defendants, including the Corporation and Merrill Lynch, filed a motion to dismiss the complaints.

On September 10, 2008, Bank of America announced an agreement in principle with the Massachusetts Securities Division, without admitting or denying allegations of wrongdoing, under which it will offer to purchase at par ARS held by certain customers. On October 8, 2008, Bank of America announced agreements in principle with the SEC, the Office of the New York State Attorney General (NYAG), and the North American Securities Administrators Association. The agreements are substantially similar except that the agreement with the NYAG requires the payment of a penalty to be allocated among and at the discretion of the settling states. In addition, the agreement with the SEC provides that the SEC reserves the right to seek an additional penalty in the event it concludes Bank of America has not satisfied its obligations under the agreement.

Merrill Lynch has entered into agreements in principle to settle regulatory actions related to its sale of ARS. As part of these settlements, Merrill Lynch agreed to offer to purchase ARS held by certain individuals, charities, and non-profit corporations and to pay a fine.

Countrywide Equity and Debt Securities Matters

Countrywide Financial Corporation (CFC), certain other Countrywide entities, and certain former officers and directors of CFC, among others, have been named as defendants in two putative class actions filed in the U.S. District Court for the Central District of California relating to certain CFC equity and debt securities. One case, entitled In re Countrywide Financial Corp. Securities Litigation, was filed by certain New York state and munici-

150	Bank of America 2008

pal pension funds on behalf of purchasers of CFC’s common stock and certain other equity and debt securities. The complaint alleges, among other things, that CFC made misstatements (including in certain SEC filings) concerning the nature and quality of its loan underwriting practices and its financial results, in violation of the antifraud provisions of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. Plaintiffs also assert claims against BAS, Merrill Lynch, Pierce, Fenner & Smith, Inc. (MLPFS) and other underwriter defendants under Sections 11 and 12 of the Securities Act of 1933. Plaintiffs seek unspecified compensatory damages, among other remedies. On December 1, 2008, the Court granted in part and denied in part the defendants’ motions to dismiss the First Consolidated Amended Complaint, with leave to amend certain claims. Plaintiffs have filed a Second Consolidated Amended Complaint. A motion to dismiss is pending.

The other case, entitled Argent Classic Convertible Arbitrage Fund L.P. v. Countrywide Financial Corp. et al., was filed in the U.S. District Court for the Central District of California in October 2007 against CFC on behalf of purchasers of certain Series A and B debentures issued in various private placements pursuant to a May 16, 2007 CFC offering memorandum. This matter involves allegations similar to those in the In re Countrywide Financial Corporation Securities Litigation case, asserts claims under the antifraud provisions of the Exchange Act and California state law, and seeks unspecified damages. Plaintiffs have filed an amended complaint that added the Corporation as a defendant. A motion to dismiss is pending.

CFC has also responded to subpoenas from the SEC and the U.S. Department of Justice.

Countrywide Mortgage-Backed Securities Litigation

CFC, certain other Countrywide entities, certain former CFC officers and directors, as well as BAS and MLPFS, are named as defendants in a consolidated putative class action, entitled Luther v. Countrywide Home Loans Servicing LP, et al., filed in the Superior Court of the State of California, County of Los Angeles, that relates to the public offering of various mortgage-backed securities. The consolidated complaint alleges, among other things, that the mortgage loans underlying these securities were improperly underwritten and failed to comply with the guidelines and processes described in the applicable registration statements and prospectus supplements, in violation of Sections 11 and 12 of the Securities Act of 1933 and seeks unspecified compensatory damages, among other relief. In addition, in August 2008 a complaint was filed in the First Judicial Court for the County of Santa Fe against CFC, certain other CFC entities and certain former officers and directors of CFC by three New Mexico governmental entities that allegedly acquired certain of these mortgage-backed securities. The complaint asserts claims under the Securities Act and New Mexico state law. A motion to dismiss the complaint in the New Mexico action is pending.

Countrywide State and Local Enforcement Actions

Certain state and local government officials filed proceedings against CFC and/or various of CFC’s wholly-owned subsidiaries, including lawsuits brought by the state attorneys general of California, Florida, Illinois, Connecticut, Indiana and West Virginia in their respective state courts. These lawsuits alleged, among other things, that CFC and/or its subsidiaries violated state consumer protection laws by engaging in deceptive marketing practices designed to increase the volume of loans it originated and then sold into the secondary market. These lawsuits sought, among other remedies, restitution, other monetary relief, penalties and, in the Illinois action, rescission or repurchase of mortgage loans made to Illinois consumers. CFC and its affiliates removed each of the lawsuits to federal court, and they have been transferred, finally or provi-

sionally, to the U.S. District Court for the Southern District of California by the Judicial Panel on Multidistrict Litigation. In addition, the Director of the Washington State Department of Financial Institutions commenced an administrative proceeding against a CFC wholly-owned subsidiary alleging, among other things, that such subsidiary did not provide borrowers with certain required disclosures and that the loan products made available to Washington borrowers of protected races or ethnicities were less favorable than those made available to other, similarly situated borrowers. That proceeding seeks, among other things, a monetary fine and an order barring the CFC subsidiary from making consumer loans in the state of Washington for five years. The state lawsuits have been settled finally or in principle, except for the lawsuit brought by Indiana. The settlement provides for a loan modification program, principally for subprime and pay option ARM borrowers, and a nationwide fund of up to $150 million for foreclosure relief programs designated by certain settling states and for payments to individuals whose property was foreclosed and, prior to foreclosure, had made few mortgage payments. The settlements with all of the states except Connecticut have been documented and filed in state court, leading to the dismissal of the federal court cases as to CFC and/or its affiliates, and the remaining settlements are subject to the negotiation and execution of agreements and the Court’s approval of such agreements.

Countrywide Bond Insurance Litigation

In September 2008, CFC and other Countrywide entities were named as defendants in an action filed by MBIA Insurance Corporation (MBIA) in New York Supreme Court. The action relates to bond insurance policies provided by MBIA with regard to certain securitized pools of home equity lines of credit and fixed-rate second lien mortgage loans. MBIA allegedly has paid claims as a result of defaults in the underlying loans, and claims that these defaults are the result of improper underwriting. The complaint alleges misrepresentation and breach of contract, among other claims, and seeks unspecified actual and punitive damages, and attorneys’ fees. The Countrywide defendants have filed a motion to dismiss the primary claims in the action.

Data Treasury Litigation

The Corporation and BANA have been named as defendants in two cases filed by Data Treasury Corporation (Data Treasury) in the U.S. District Court for the Eastern District of Texas. In one case, Data Treasury alleges that defendants “provided, sold, installed, utilized, and assisted others to use and utilize image-based banking and archival solutions” in a manner that infringes United States Patent Nos. 5,910,988 and 6,032,137. In the other case, Data Treasury alleges that the Corporation and BANA, among other defendants, are “making, using, selling, offering for sale, and/or importing into the United States, directly, contributory, and/or by inducement, without authority, products and services that fall within the scope of the claims of” United States Patent Nos. 5,265,007; 5,583,759; 5,717,868; and 5,930,778. Data Treasury seeks unspecified damages and injunctive relief in both cases. This matter has been scheduled for trial in the fall of 2009.

Enron Litigation

On April 8, 2002, Merrill Lynch & Co., Inc. and MLPFS (collectively Merrill Lynch) were added as defendants in a consolidated class action, entitled Newby v. Enron Corp. et al., filed in the U.S. District Court for the Southern District of Texas on behalf of certain purchasers of Enron’s publicly traded equity and debt securities. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions that helped Enron misrepresent its earnings and revenues. The District Court denied Merrill Lynch’s motion to dismiss and certified a class action by Enron

Bank of America 2008	151

shareholders and bondholders against Merrill Lynch and other defendants. On March 19, 2007, the U.S. Court of Appeals for the Fifth Circuit reversed the District Court’s decision certifying the case as a class action. On January 22, 2008, the Supreme Court denied plaintiffs’ petition to review the Fifth Circuit’s decision. The parties are currently awaiting the District Court’s decision on Merrill Lynch’s request to dismiss the case based on the Fifth Circuit’s March 19, 2007 decision and the Supreme Court’s January 15, 2008 decision in another case, Stoneridge Investment v. Scientific Atlanta, which rejected liability on the same theory asserted by plaintiffs in this case. Over a dozen other actions have been brought against Merrill Lynch and other investment firms in connection with their Enron-related activities. There has been no adjudication of the merits of these claims.

Heilig-Meyers Litigation

In AIG Global Securities Lending Corp., et al. v. Banc of America Securities LLC, pending in the U.S. District Court for the Southern District of New York, the plaintiffs purchased asset-backed securities issued by a trust formed by Heilig-Meyers Co., and allege that BAS, as underwriter, made misrepresentations in connection with the sale of those securities in violation of the federal securities laws and New York common law. The case was tried and a jury rendered a verdict against BAS in favor of the plaintiffs for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and for common law fraud. The jury awarded aggregate compensatory damages of $84.9 million plus prejudgment interest totaling approximately $59 million. BAS filed motions to set aside the verdict in January 2009.

In re Initial Public Offering Securities Litigation

Beginning in 2001, Robertson Stephens, Inc. (an investment banking subsidiary of FleetBoston that ceased operations during 2002), BAS, Merrill Lynch & Co., Inc., MLPFS (collectively Merrill Lynch), other underwriters, and various issuers and others, were named as defendants in certain of the 309 putative class action lawsuits that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. Plaintiffs contend that the defendants failed to make certain required disclosures and manipulated prices of securities sold in initial public offerings through, among other things, alleged agreements with institutional investors receiving allocations to purchase additional shares in the aftermarket and seek unspecified damages. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s order certifying the proposed classes. On September 27, 2007, plaintiffs filed a motion to certify modified classes, which defendants opposed. On October 10, 2008, the District Court granted plaintiffs’ request to withdraw without prejudice their class certification motion. A settlement in principle has been reached, subject to negotiation of definitive documentation and court approval. If the settlement is finalized and approved, Robertson Stephens, Inc., BAS and Merrill Lynch will pay, in total, approximately $100 million to the settlement classes.

Interchange and Related Cases

The Corporation and certain of its subsidiaries are defendants in putative class actions filed on behalf of retail merchants that accept Visa and MasterCard payment cards. Additional defendants include Visa, MasterCard, and other financial institutions. Plaintiffs seek unspecified treble damages and injunctive relief and allege that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws. The class actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District

of New York, together with individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange). On January 8, 2008, the District Court dismissed all claims for pre-2004 damages. Plaintiffs filed a motion for class certification on May 8, 2008, and the defendants have opposed that motion. On January 29, 2009, the class plaintiffs filed an amended consolidated complaint.

The class plaintiffs have also filed two supplemental complaints against certain defendants, including the Corporation and certain of its subsidiaries, relating to, respectively, MasterCard’s 2006 initial public offering (MasterCard IPO) and Visa’s 2008 initial public offering (Visa IPO). The supplemental complaints, which seek unspecified treble damages and injunctive relief, assert, among other things, claims under federal antitrust laws. On November 25, 2008, the District Court granted defendants’ motion to dismiss the supplemental complaint relating to MasterCard’s IPO, with leave to amend. On January 29, 2009, plaintiffs amended this supplemental complaint and also filed the supplemental complaint relating to Visa’s IPO. Responses to all of the complaints are due on March 16, 2009.

The Corporation and certain of its subsidiaries have entered into agreements that provide for sharing liabilities in connection with certain antitrust litigation against Visa (the Visa-Related Litigation), including Interchange. Under these agreements, the Corporation’s obligations to Visa in the Visa-Related Litigation are capped at the Corporation’s membership interest in Visa USA (approximately 12.1 percent as of December 31, 2008, but expected to rise to approximately 12.6 percent after giving effect to the transaction with Merrill Lynch & Co., Inc.). Also under these agreements, Visa Inc. has used a portion of the proceeds from the Visa IPO to fund liabilities arising from the Visa-Related Litigation, including the settlement during 2008 of Discover Financial Services v. Visa USA, et al. and the 2007 settlement of American Express Travel Related Services Company v. Visa USA, et al., and has stated that it will use such proceeds to fund other liabilities in the future, if any, arising from the Visa-Related Litigation.

Lehman Brothers Holdings, Inc.

Beginning in September 2008, BAS, MLPFS, Countrywide Securities Corporation and LaSalle Financial Services Inc., along with other underwriters and individuals, were named as defendants in several putative class action complaints filed in the U.S. District Court for the Southern District of New York and state courts in Arkansas, California, New York and Texas. Plaintiffs allege that the underwriter defendants violated Sections 11 and 12 of the Securities Act of 1933 by making false or misleading disclosures in connection with various debt and convertible stock offerings of Lehman Brothers Holdings, Inc. and seek unspecified damages. On January 9, 2009, the U.S. District Court for the Southern District of New York issued an order consolidating most of these cases under the caption In re Lehman Brothers Securities and ERISA Litigation.

Mediafiction Litigation

Approximately a decade ago, Merrill Lynch International Bank Limited (MLIB) (formerly Merrill Lynch Capital Markets Bank Limited) acted as manager for a $284 million issuance of notes for an Italian library of movies, backed by the future flow of receivables to such movie rights. Mediafiction S.p.A (Mediafiction) was responsible for collecting payments in connection with the rights to the movies and forwarding the payments to MLIB for distribution to note holders. Mediafiction failed to make the required payments to MLIB and subsequently filed for protection under the bankruptcy laws of Italy. MLIB has filed claims in the Mediafiction bankruptcy proceeding for amounts that Mediafiction failed to pay on the notes and Mediafiction has filed a counterclaim alleging that the agree-

152	Bank of America 2008

ment between MLIB and Mediafiction is null and void and seeking return of the payments previously made by Mediafiction to MLIB. In October 2008, the Court of Rome granted Mediafiction S.p.A.’s counter-claim against MLIB in the amount of $137 million. MLIB has appealed the ruling to the Court of Appeals of the Court of Rome.

Merrill Lynch Merger-Related Matters

Beginning in January 2009, the Corporation and certain of its officers and directors have been named as defendants in putative class actions brought by shareholders alleging violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder, based on, among other things, the alleged failure to disclose information concerning the financial performance of Merrill Lynch during the fourth quarter of 2008 in connection with the proxy statement pursuant to which the Corporation’s shareholders approved the merger between the Corporation and Merrill Lynch (the Merger) and certain other public statements. These actions, which seek unspecified damages and other relief, include Sklar v. Bank of America Corp., et al., Finger Interests No. One Ltd. v. Bank of America Corp., et al., Fort Worth Employees’ Ret. Fund v. Bank of America Corp., et. al., Palumbo v. Bank of America Corp., et al., Zitner v. Bank of America Corp., et al., and Stabbert v. Bank of America Corp., et al. in the U.S. District Court for the Southern District of New York, Boorn v. Bank of America Corp., et. al. in the U.S District Court for the Northern District of Georgia, and Cromier v. Bank of America Corp., et al. in the U.S. District Court for the Northern District of California.

The Corporation and certain of its officers and directors have also been named as defendants in a putative class action, Stern v. Bank of America Corp., et al., brought in the Delaware Court of Chancery by shareholders alleging breaches of fiduciary duties in connection with the Merger.

Other putative class actions, including Dailey v. Bank of America Corp., et al., Wilson v. Bank of America Corp., et al., Adams v. Bank of America Corp., et al., Wright v. Bank of America Corp., et al., and Stricker v. Bank of America Corp. Corporate Benefits Comm., et al., have been filed in the U.S. District Court for the Southern District of New York against the Corporation and certain of its officers and directors seeking recovery for losses from the Bank of America 401(k) Plan pursuant to the Employee Retirement Income Security Act. The complaints allege, among other things, that defendants made false and misleading statements in connection with the Merger and failed to inform participants in the plan of risks associated with investment in the Corporation’s stock.

In addition, several derivative actions have been filed against directors of the Corporation, and the Corporation as nominal defendant, in the U.S. District Court for the Southern District of New York, including Louisiana Municipal Police Employees Ret. System v. Lewis et al., Waldman v. Lewis, et al., Hollywood Police Officers’ Ret. System v. Lewis, et al., Siegel v. Lewis, et al., Lehmann v. Lewis, et al., and Smith v. Lewis, et al. Other derivative actions have been filed in the Delaware Court of Chancery, consolidated as In re Bank of America Corp. Stockholder Derivative Litigation, and in North Carolina Superior Court, Cunniff v. Lewis, et al. The derivative actions assert common law claims for breach of fiduciary duty and waste of corporate assets in connection with the Merger. Certain derivative actions filed in the U.S. District Court for the Southern District of New York also allege violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder based on, among other things, the alleged failure to disclose information concerning the financial performance of Merrill Lynch during the fourth quarter of 2008 in connection with the proxy statement pursuant to which the Corporation’s shareholders approved the Merger.

The Corporation and Merrill Lynch have also received and are responding to inquiries from governmental authorities relating to (1) the Merger, and (2) incentive compensation paid to employees for 2008.

Merrill Lynch Subprime-Related Matters

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation

Beginning in October 2007, Merrill Lynch & Co., Inc. and MLPFS (collectively Merrill Lynch) and certain present and former Merrill Lynch officers and directors were named in both putative class actions filed on behalf of certain persons who acquired Merrill Lynch securities (the Securities Action) or participated in Merrill Lynch retirement plans (the ERISA Action) and purported shareholder derivative actions (the Derivative Actions) that have largely been consolidated under the caption, In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation, filed in the U.S. District Court for the Southern District of New York. The complaints allege, among other things, that the defendants misrepresented and omitted facts related to Merrill Lynch’s exposure to subprime collateralized debt obligations and subprime lending markets in violation of the federal securities laws, and seek damages in unspecified amounts. The Securities Action plaintiffs allege harm to investors who purchased Merrill Lynch securities during the class period; the ERISA Action plaintiffs allege harm to employees who invested retirement assets in Merrill Lynch securities, in violation of the Employee Retirement Income Securities Act (ERISA); and the plaintiffs in the derivative suits allege harm to Merrill Lynch itself from alleged breaches of fiduciary duty. In January 2009, Merrill Lynch agreed in principle to settle the Securities Action for $475 million and the ERISA Action for $75 million. The settlement is subject to a number of conditions, including court approval and confirmatory discovery, and was reached without any adjudication of the merits or finding of liability. On February 17, 2009, the District Court granted the defendants’ motion to dismiss the Derivative Actions.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.

On October 3, 2008, a putative class action was filed against Merrill Lynch & Co., Inc., Merrill Lynch Capital Trust I, Merrill Lynch Capital Trust II, Merrill Lynch Capital Trust III, MLPFS (collectively Merrill Lynch), and certain present and former Merrill Lynch officers and directors, and underwriters, including BAS, in New York Supreme Court. The complaint seeks relief on behalf of all persons who purchased or otherwise acquired Merrill Lynch debt securities issued pursuant to a shelf registration statement dated March 31, 2006. The complaint alleges that Merrill Lynch’s prospectuses misstated Merrill Lynch’s financial condition and failed to disclose its exposure to losses from investments tied to subprime and other mortgages, as well as its liability arising from its participation in the auction rate securities market. On October 22, 2008, the action was removed to federal court and on November 5, 2008 it was accepted as a related case to In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation. On February 9, 2009, Merrill Lynch filed a motion to dismiss the action.

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.

On December 5, 2008, a class action complaint was filed against Merrill Lynch & Co., Inc., MLPFS, Merrill Lynch Mortgage Investors, Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Credit Corporation, Inc. (collectively Merrill Lynch) and certain present and former Merrill Lynch officers and directors in the Superior Court of the State of California, County of Los Angeles on behalf of persons who purchased Merrill Lynch

Bank of America 2008	153

Mortgage Trust Certificates pursuant or traceable to registration statements that Merrill Lynch Mortgage Investors, Inc. filed with the SEC on August 5, 2005, December 21, 2005, and February 2, 2007. The complaint alleges that the registration statements misrepresented or omitted material facts regarding the quality of the mortgage pools underlying the Trusts, the mortgages’ loan-to-value ratios, and other criteria that were used to qualify borrowers for mortgages. Plaintiffs seek to recover alleged losses in the market value of the Certificates allegedly caused by the performance of the underlying mortgages.

Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc.

On February 17, 2009, a putative class action was filed against Merrill Lynch and others in the U.S. District Court for the Southern District of New York on behalf of persons who purchased Merrill Lynch Mortgage Trust Certificates pursuant or traceable to registration statements that Merrill Lynch Mortgage Investors, Inc. filed with the SEC on December 21, 2005 and February 2, 2007. The complaint alleges, among other things, that the registration statements and related documents misrepresented or omitted material facts regarding the underwriting standards used to originate the mortgages in the mortgage pools underlying the Trusts. Plaintiffs seek to recover alleged losses in the market value of the Certificates allegedly caused by the performance of the underlying mortgages or to rescind their purchases of the Certificates.

In addition to the above class actions, Merrill Lynch is a respondent or defendant in arbitrations and lawsuits brought by customers relating to the purchase of subprime-related securities. Plaintiffs generally allege causes of action for negligence, breach of duty, and fraud.

Merrill Lynch & Co., Inc. is cooperating with the SEC and other governmental authorities investigating sub-prime mortgage-related activities.

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

Municipal Derivatives Matters

The Antitrust Division of the U.S. Department of Justice (DOJ), the SEC, and the IRS are investigating possible anticompetitive bidding practices in the municipal derivatives industry involving various parties, including BANA, from the early 1990s to date. The activities at issue in these industry-wide government investigations concern the bidding process for municipal derivatives that are offered to states, municipalities and other issuers of tax-exempt bonds. The Corporation has cooperated, and continues to cooperate, with the DOJ, the SEC and the IRS. On February 4, 2008, BANA received a Wells notice advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action and/or an administrative proceeding “in connection with the bidding of various financial instruments associated with municipal securities.” An SEC action or proceeding could seek a permanent injunction, disgorgement plus prejudgment interest, civil penalties and other remedial relief. Merrill Lynch & Co., Inc. is also being investigated by the SEC and the DOJ.

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

Beginning in March 2008, the Corporation, BANA and other financial institutions, including Merrill Lynch & Co., Inc., have been named as defendants in complaints filed in federal courts in the District of Columbia, New York and elsewhere. Plaintiffs purport to represent classes of government and private entities that purchased municipal derivatives from defendants. The complaints allege that defendants conspired to allocate customers and fix or stabilize the prices of certain municipal derivatives from 1992 through the present. The plaintiffs’ complaints seek unspecified damages, including treble damages. These lawsuits were consolidated for pre-trial proceedings in the In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), pending in the U.S. District Court for the Southern District of New York, and plaintiffs have filed a Consolidated Class Action complaint in this matter. BANA, BAS, Merrill Lynch and other financial institutions were also named in several related individual suits filed in California state courts on behalf of a number of cities and counties in California. These complaints allege a substantially similar conspiracy and assert violations of California’s Cartwright Act, as well as fraud and deceit claims. All of these state complaints have been removed to federal court and are now part of In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516). Motions to remand these cases to state court were denied.

Beginning in April 2008, the Corporation and BANA received subpoenas, interrogatories and/or civil investigative demands from a number of state attorneys general requesting documents and information regarding municipal derivatives transactions from 1992 through the present. The Corporation and BANA are cooperating with the state attorneys general.

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

154	Bank of America 2008

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

Litigation and investigations relating to Parmalat are pending in both Italy and the United States.

Proceedings in Italy

On May 26, 2004, The Public Prosecutor’s Office for the Court of Milan, Italy filed criminal charges against Luca Sala, Luis Moncada, and Antonio Luzi, three former employees of the Corporation, alleging the crime of market manipulation in connection with a press release issued by Parmalat. On December 18, 2008 the Court of Milan, Italy fully acquitted each of the former employees of all charges. At this time, the acquittal has not been appealed. The Public Prosecutor’s Office also filed a related charge in May, 2004 against the Corporation asserting administrative liability based on an alleged failure to maintain an organizational model sufficient to prevent the alleged criminal activities of its former employees. The trial on this administrative charge is ongoing, with hearing dates scheduled in 2009.

Separately, on October 9, 2008 the Public Prosecutor of the Court of Parma, Italy filed a notice of intent to file criminal charges against twelve former and current employees of the Corporation in connection with the insolvency of Parmalat S.p.A. The notice of intent to file charges alleges that the Corporation’s transactions with Parmalat contributed to the insolvency of Parmalat, that certain transactions violated the Italian usury laws, and that certain former employees of the Corporation wrongly diverted funds in connection with certain transactions.

Proceedings in the United States

On March 5, 2004, a First Amended Complaint was filed in a securities action pending in the U.S. District Court for the Southern District of New York entitled Southern Alaska Carpenters Pension Fund et al. v. Bonlat Financing Corporation et al. The action was brought as a putative class action on behalf of purchasers of Parmalat securities, alleged violations of the federal securities laws against the Corporation and certain affiliates, and sought unspecified damages. The action was subsequently consolidated as the In re Parmalat Securities Litigation before Judge Lewis A. Kaplan of the Southern District of New York. On August 12, 2008, the District Court dismissed the putative class claims against the Corporation and its affiliates in their entirety and no appeal was taken.

On October 7, 2004, Enrico Bondi filed an action in the U.S. District Court for the Western District of North Carolina on behalf of Parmalat and its shareholders and creditors against the Corporation and various related entities, entitled Dr. Enrico Bondi, Extraordinary Commissioner of Parmalat Finanziaria, S.p.A., et al. v. Bank of America Corporation, et al (the Bondi Action). The complaint alleged federal and state RICO claims and various state law claims, including fraud. The complaint seeks damages in excess of $10 billion. The Bondi Action was transferred to the U.S. District Court for the Southern District of New York for coordinated pre-trial purposes with putative class actions and other related cases against non-Bank of America defendants under the caption In re Parmalat Securities Litigation. Following orders on motions to dismiss, the remaining claims are federal and state RICO claims, a breach of fiduciary duty claim, and other state law claims with respect to three transactions entered into between the Corporation and Parmalat. The Corporation filed an answer and counterclaims seeking damages. The District Court granted in part a motion to dismiss certain of the counterclaims, leaving intact the counterclaims for fraud, negligent misrepresentation and civil conspiracy against Parmalat S.p.A., Parmalat Finanziaria S.p.A. and Parmalat Netherlands, B.V., as well as a claim for securities fraud against Parmalat S.p.A. and Parmalat Finanziaria S.p.A.

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

Pender

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

Bank of America 2008	155

Note 14 – Shareholders’ Equity and Earnings Per Common Share

During the first quarter of 2009, the Corporation issued preferred stock and warrants to purchase common stock. For additional information, see Note 25 – Subsequent Events to the Consolidated Financial Statements. In January 2009, the Corporation issued common stock in connection with its acquisition of Merrill Lynch. For additional information, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Common Stock

In October 2008, the Corporation issued 455 million shares of common stock at $22.00 per share which resulted in proceeds of $9.9 billion, net of underwriting expenses. In July 2008, the Corporation issued 107 million shares in connection with the Countrywide acquisition. Also during the year, the Corporation issued 17.8 million shares under employee stock plans. Additionally, the Corporation may repurchase shares, subject to certain restrictions including those imposed by the U.S. government, from time to time, in the open market or in private transactions through the

Corporation’s approved repurchase program. In 2008, the Corporation did not repurchase any shares of common stock. As discussed further below, the declaration of common stock dividends and the repurchase of common shares are subject to certain restrictions in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program.

In October 2008, the Board declared a fourth quarter cash dividend of $0.32 per common share which was paid on December 26, 2008 to common shareholders of record on December 5, 2008. In July 2008, the Board declared a third quarter cash dividend of $0.64 per common share which was paid on September 26, 2008 to common shareholders of record on September 5, 2008. In April 2008, the Board declared a second quarter cash dividend of $0.64 per common share which was paid on June 27, 2008 to shareholders of record on June 6, 2008. In January 2008, the Board declared a first quarter cash dividend of $0.64 per common share which was paid on March 28, 2008 to shareholders of record on March 7, 2008.

In addition, in January 2009, the Board declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on March 27, 2009 to common shareholders of record on March 6, 2009.

156	Bank of America 2008

Preferred Stock

The following table presents a summary of Preferred Stock issued by the Corporation.

Preferred Stock Summary

(Dollars in millions, except as noted)	Description	Initial Issuance Date	Total Shares Issued	Liquidation Preference per Share (in dollars)	Carrying Value (2)	Per Annum Dividend Rate	Redemption Period
Series (1)
Series B (3)	7% Cumulative Redeemable	January 1998	7,642	$100	$1	7.00%	n/a
Series D (4, 5)	6.204% Non-Cumulative	September 2006	33,000	25,000	825	6.204%	On or after September 14, 2011
Series E (4, 5)	Floating Rate Non-Cumulative	November 2006	81,000	25,000	2,025	Annual rate equal to the greater of (a) 3-mo. LIBOR + 35 bps and (b) 4.00%	On or after November 15, 2011
Series H (4, 5)	8.20% Non-Cumulative	May 2008	117,000	25,000	2,925	8.20%	On or after May 1, 2013
Series I (4, 5)	6.625% Non-Cumulative	September 2007	22,000	25,000	550	6.625%	On or after October 1, 2017
Series J (4, 5)	7.25% Non-Cumulative	November 2007	41,400	25,000	1,035	7.25%	On or after November 1, 2012
Series K (5, 6)	Fixed-to-Floating Rate Non-Cumulative	January 2008	240,000	25,000	6,000	8.00% through 1/29/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018
Series L (7)	7.25% Non-Cumulative Perpetual Convertible	January 2008	6,900,000	1,000	6,900	7.25%	n/a
Series M (5, 6)	Fixed-to-Floating Rate Non-Cumulative	April 2008	160,000	25,000	4,000	8.125% through 5/14/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018
Series N (8)	Fixed Rate Cumulative Perpetual	October 2008	600,000	25,000	13,550	5.00% through 11/14/13; 9.00% thereafter	On or after November 15, 2011
Total			8,202,042		$37,811
(1)	Series of preferred stock have a par value of $0.01 per share.
(2)	Amounts shown before third party issuance costs totaling $110 million.
(3)	Series B Preferred Stock does not have early redemption/call rights.
(4)	Ownership is held in the form of depository shares each representing a 1/1000th interest in a share of preferred stock paying a quarterly cash dividend.
(5)	The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends.
(6)

Ownership is held in the form of depository shares each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the redemption date then adjusts to a quarterly cash dividend, if and when declared, thereafter.

(7)

Series L Preferred Stock does not have early redemption/call rights. Each share of the Series L Preferred Stock may be converted at any time, at the option of the holder, into 20 shares of the Corporation’s common stock plus cash in lieu of fractional shares. On or after January 30, 2013, the Corporation may cause some or all of the Series L Preferred Stock, at its option, at any time or from time to time, to be converted into shares of common stock at the then-applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of the Series L Preferred Stock. If the Corporation exercises its right to cause the automatic conversion of Series L Preferred Stock on January 30, 2013, it will still pay any accrued dividends payable on January 30, 2013 to the applicable holders of record.

(8)

Series N Preferred Stock initially pays quarterly cash dividends. Series N Preferred Stock may be redeemed earlier with net proceeds from qualified equity offerings, which is defined generally as a sale or issuance of common or perpetual preferred stock to third parties that qualifies as Tier 1 Capital.

n/a = not applicable

Bank of America 2008	157

The shares of the series of preferred stock previously discussed are not subject to the operation of a sinking fund and have no participation rights. With the exception of the Series L Preferred Stock, the shares of the series of preferred stock in the previous table are not convertible. The holders of these series have no general voting rights. If any dividend payable on these series is in arrears for three or more semi-annual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semi-annual or four quarterly dividend periods, as applicable, following the dividend arrearage (or, in the case of the Series N Preferred Stock, upon payment of all accrued and unpaid dividends).

In October 2008, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 600 thousand shares of Series N Preferred Stock as presented in the previous table. The Series N Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase approximately 73.1 million shares of Bank of America Corporation common stock at an exercise price of $30.79 per share. Upon the request of the U.S. Treasury, at any time, the Corporation has agreed to enter into a deposit arrangement pursuant to which the Series N Preferred Stock may be deposited and depositary shares, representing 1/25th of a share of Series N Preferred Stock, may be issued. The Corporation has agreed to register the Series N Preferred Stock, the warrants, the shares of common stock underlying the warrants and the depositary shares, if any, for resale under the Securities Act of 1933.

As required under the TARP Capital Purchase Program in connection with the sale of the Series N Preferred Stock to the U.S. Treasury, dividend payments on, and repurchases of, the Corporation’s outstanding preferred and common stock are subject to certain restrictions. For as long as any Series N Preferred Stock is outstanding, no dividends may be declared or paid on the Corporation’s outstanding preferred and common stock until all accrued and unpaid dividends on Series N Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required for any increase in dividends declared on shares of common stock before the third anniversary of the issuance of the Series N Preferred Stock unless the Series N Preferred Stock is redeemed by the Corporation or transferred in whole by the U.S. Treasury. Further, the U.S. Treasury’s consent is required for any repurchase of any equity securities or trust preferred securities except for repurchases of Series N Preferred Stock or repurchases of common shares in connection with benefit plans consistent with past practice before the third anniversary of the issuance of the Series N Preferred Stock unless redeemed by the Corporation or transferred in whole by the U.S. Treasury.

On July 14, 2006, the Corporation redeemed its 6.75% Perpetual Preferred Stock with a stated value of $250 per share. The 382.5 thousand shares, or $96 million, outstanding of preferred stock were redeemed at the stated value of $250 per share, plus accrued and unpaid dividends.

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

During 2008, 2007 and 2006 the aggregate dividends declared on preferred stock were $1.3 billion, $182 million and $22 million respectively. In addition, in January 2009, the Corporation declared aggregate dividends on preferred stock of $909 million, including $145 million related to preferred stock exchanged in connection with the Merrill Lynch acquisition.

Accumulated OCI

The following table presents the changes in accumulated OCI for 2008, 2007 and 2006, net-of-tax.

(Dollars in millions)	Securities (1)	Derivatives (2)	Employee Benefit Plans (3)	Foreign Currency (4)	Total
Balance, December 31, 2007	$6,536	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI (5)	(10,354)	104	(3,387)	(1,000)	(14,637)
Net realized losses reclassified into earnings (6)	1,797	840	46	–	2,683
Balance, December 31, 2008	$(2,021)	$(3,458)	$(4,642)	$(704)	$(10,825)
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
Net change in fair value recorded in accumulated OCI (5)	9,416	(1,252)	4	142	8,310
Net realized (gains) losses reclassified into earnings (6)	(147)	547	123	7	530
Balance, December 31, 2007	$6,536	$(4,402)	$(1,301)	$296	$1,129
Balance, December 31, 2005	$(2,978)	$(4,338)	$(118)	$(122)	$(7,556)
Net change in fair value recorded in accumulated OCI	465	534	(1,310)	219	(92)
Net realized (gains) losses reclassified into earnings (6)	(220)	107	–	50	(63)
Balance, December 31, 2006	$(2,733)	$(3,697)	$(1,428)	$147	$(7,711)
(1)

In 2008, 2007 and 2006, the Corporation reclassified net realized losses into earnings on the sales and other-than-temporary impairments of AFS debt securities of $1.4 billion, $137 million and $279 million, net-of-tax, respectively, and net realized (gains) losses on the sales and other-than-temporary impairments of AFS marketable equity securities of $377 million, $(284) million, and $(499) million, net-of-tax, respectively.

(2)

The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $3.4 billion, $3.8 billion and $3.2 billion, net-of-tax, at December 31, 2008, 2007 and 2006, respectively.

(3)	For more information, see Note 16 – Employee Benefit Plans to the Consolidated Financial Statements.
(4)

For 2008, the net change in fair value recorded in accumulated OCI represented $3.8 billion in losses associated with the Corporation’s foreign currency translation adjustments on its net investment in consolidated foreign operations partially offset by gains of $2.8 billion on the related foreign currency exchange hedging results.

(5)	Securities include the fair value adjustment of $4.8 billion and $8.4 billion, net-of-tax, related to the Corporation’s investment in CCB at December 31, 2008 and 2007.
(6)

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

158	Bank of America 2008

Earnings Per Common Share

The calculation of earnings per common share and diluted earnings per common share for 2008, 2007 and 2006 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements for a discussion on the calculation of earnings per common share.

(Dollars in millions, except per share information; shares in thousands)	2008	2007	2006
Earnings per common share
Net income	$4,008	$14,982	$21,133
Preferred stock dividends (1)	(1,452)	(182)	(22)
Net income available to common shareholders	$2,556	$14,800	$21,111
Average common shares issued and outstanding	4,592,085	4,423,579	4,526,637
Earnings per common share	$0.56	$3.35	$4.66
Diluted earnings per common share
Net income available to common shareholders	$2,556	$14,800	$21,111
Average common shares issued and outstanding	4,592,085	4,423,579	4,526,637
Dilutive potential common shares (2, 3)	20,406	56,675	69,259
Total diluted average common shares issued and outstanding	4,612,491	4,480,254	4,595,896
Diluted earnings per common share	$0.55	$3.30	$4.59
(1)

In 2008, preferred stock dividends includes $130 million of Series N Preferred Stock fourth quarter 2008 cumulative preferred dividends not declared as of year end and $50 million of accretion of discounts on preferred stock issuances.

(2)

For 2008, 2007 and 2006, average options to purchase 181 million, 28 million and 355 thousand shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive. For 2008, 128 million average dilutive potential common shares associated with the convertible Series L Preferred Stock issued in January of 2008 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.

(3)	Includes incremental shares from restricted stock units, restricted stock shares, stock options and warrants.

Note 15 – Regulatory Requirements and Restrictions

The FRB requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balances required by the FRB were $7.1 billion and $5.7 billion for 2008 and 2007. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the FRB amounted to $133 million and $49 million for 2008 and 2007.

The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries Bank of America, N.A., FIA Card Services, N.A., and Countrywide Bank, FSB. In 2008, the Corporation received $12.2 billion in dividends from its banking subsidiaries. In 2009, Bank of America, N.A., FIA Card Services, N.A., and Countrywide Bank, FSB can declare and pay dividends to the Corporation of $0, $226 million and $695 million plus an additional amount equal to their net profits for 2009, as defined by statute, up to the date of any such dividend declaration. The other subsidiary national banks can initiate aggregate dividend payments in 2009 of $1.2 billion plus an additional amount equal to their net profits for 2009, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the Office of the Comptroller of the Currency (OCC) is the subsidiary bank’s net profits for that year combined with its net retained profits, as defined, for the preceding two years. In addition, the Corporation’s declaration of common stock dividends is subject to certain restrictions in connection with its preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program. For additional information see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

The FRB, OCC, Office of Thrift Supervision (OTS) and FDIC (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2008 and 2007, the Corporation, Bank of America, N.A. and FIA Card Services, N.A. were classified as “well-capitalized” under this regulatory framework. Effective July 1, 2008, the Corporation acquired Countrywide Bank, FSB which is regulated by the OTS and is, therefore, subject to OTS capital requirements. Countrywide Bank, FSB is required by OTS regulations to maintain a tangible equity ratio of at least two percent to avoid being classified as “critically undercapitalized.” At December 31, 2008, Countrywide Bank, FSB’s tangible equity ratio was 6.64 percent and was classified as “well-capitalized” for regulatory purposes. Management believes that the Corporation, Bank of America, N.A., FIA Card Services, N.A. and Countrywide Bank, FSB will remain “well-capitalized.”

The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders’ equity, Trust Securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. Tier 3 Capital can only be used to satisfy the Corporation’s market risk capital requirement and may not be used to support its credit risk requirement. At December 31, 2008 and 2007, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

Certain corporate sponsored trust companies which issue Trust Securities are not consolidated pursuant to FIN 46R. In accordance with FRB guidance, the FRB allows Trust Securities to qualify as Tier 1 Capital with revised quantitative limits that will be effective on March 31, 2009. As a result, we include Trust Securities in Tier 1 Capital.

Such limits restrict core capital elements to 15 percent for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital.

Bank of America 2008	159

Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At December 31, 2008, the Corporation’s restricted core capital elements comprised 14.7 percent of total core capital elements. The Corporation expects to remain fully compliant with the revised limits prior to the implementation date of March 31, 2009.

To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 Leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 Leverage ratio of three percent. National banks must maintain a Tier 1 Leverage ratio of at least five percent to be classified as “well-capitalized.”

Net unrealized gains (losses) on AFS debt securities, net unrealized gains on AFS marketable equity securities, net unrealized gains (losses) on derivatives, and employee benefit plan adjustments in shareholders’ equity at December 31, 2008 and 2007, are excluded from the calculations of Tier 1 Capital and Leverage ratios. The Total Capital ratio excludes all of the above with the exception of up to 45 percent of net unrealized pre-tax gains on AFS marketable equity securities.

On January 1, 2009, the Corporation completed its acquisition of Merrill Lynch and subsequently issued an additional $10.0 billion of preferred stock in connection with the TARP Capital Purchase Program. On

January 16, 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of $20.0 billion in preferred stock. For additional information regarding the acquisition of Merrill Lynch see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements and for additional information regarding these equity issuances see Note 25 – Subsequent Events to the Consolidated Financial Statements.

Regulatory Capital Developments

In June 2004, Basel II was published with the intent of more closely aligning regulatory capital requirements with underlying risks. Similar to economic capital measures, Basel II seeks to address credit risk, market risk, and operational risk. On December 7, 2007, the U.S. regulatory Agencies published the Basel II Final Rules (Basel II Rules) providing detailed capital requirements for credit and operational risk under Pillar 1, supervisory requirements under Pillar 2 and disclosure requirements under Pillar 3. The Corporation is still awaiting final rules for market risk requirements under Basel II.

The Basel II Rules’ effective date was April 1, 2008, which allows U.S. financial institutions to begin parallel reporting as early as 2008. The Corporation continues execution efforts to ensure preparedness with all Basel II requirements. The goal is to achieve full compliance by the end of the three-year implementation period in 2011. Further, internationally Basel II was implemented in several countries during 2008, while others will begin implementation in 2009 and beyond.

Regulatory Capital

	December 31
	2008			2007
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)
Risk-based capital
Tier 1
Bank of America Corporation	9.15%	$120,814	$52,833	6.87%	$83,372	$48,516
Bank of America, N.A.	8.51	88,979	41,818	8.23	75,395	36,661
FIA Card Services, N.A.	13.90	19,573	5,632	14.29	21,625	6,053
Countrywide Bank, FSB (2)	9.03	7,602	3,369	n/a	n/a	n/a
Total
Bank of America Corporation	13.00	171,661	105,666	11.02	133,720	97,032
Bank of America, N.A.	11.71	122,392	83,635	11.01	100,891	73,322
FIA Card Services, N.A.	16.25	22,875	11,264	16.82	25,453	12,105
Countrywide Bank, FSB (2)	10.28	8,662	6,738	n/a	n/a	n/a
Tier 1 Leverage
Bank of America Corporation	6.44	120,814	56,155	5.04	83,372	49,595
Bank of America, N.A.	5.94	88,979	44,944	5.94	75,395	38,092
FIA Card Services, N.A.	14.28	19,573	4,113	16.37	21,625	3,963
Countrywide Bank, FSB (2)	6.64	7,602	3,437	n/a	n/a	n/a
(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)	Countrywide Bank, FSB is presented for periods subsequent to June 30, 2008.

n/a = not applicable

160	Bank of America 2008

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

The Pension Plan has a balance guarantee feature for account balances with participant-selected earnings, applied at the time a benefit payment is made from the plan that effectively provides principal protection for participant balances transferred and certain compensation credits. The Corporation is responsible for funding any shortfall on the guarantee feature.

As a result of recent mergers, the Corporation assumed the obligations related to the pension plans of former FleetBoston, MBNA, U.S. Trust Corporation, LaSalle and Countrywide. These plans together with the Pension Plan, are referred to as the Qualified Pension Plans. The Bank of America Pension Plan for Legacy Fleet (the FleetBoston Pension Plan) and the Bank of America Pension Plan for Legacy U.S. Trust Corporation (the U.S. Trust Pension Plan) are substantially similar to the Pension Plan discussed above; however, these plans do not allow participants to select various earnings measures; rather the earnings rate is based on a benchmark rate; in addition, both plans include participants with benefits determined under formulas based on average or career compensation and years of service rather than by reference to a pension account. The Bank of America Pension Plan for Legacy MBNA (the MBNA Pension Plan), The Bank of America Pension Plan for Legacy LaSalle (the LaSalle Pension Plan) and the Countrywide Financial Corporation Inc. Defined Benefit Pension Plan (the Countrywide Pension Plan) provide retirement benefits based on the number of years of benefit service and a percentage of the participant’s average annual compensation during the five highest paid consecutive years of their last ten years of employment. Effective December 31, 2008, the Countrywide Pension Plan, LaSalle Pension Plan, MBNA Pension Plan and U.S. Trust Pension Plan merged into the FleetBoston Pension Plan, which was renamed the Bank of America Pension Plan for Legacy Companies. The plan merger did not change participant benefits or benefit accruals as the Bank of America Pension Plan for Legacy Companies continues the respective benefit structures of the five plans for their respective participant groups.

The Corporation sponsors a number of noncontributory, nonqualified pension plans (the Nonqualified Pension Plans). As a result of mergers, the Corporation assumed the obligations related to the noncontributory, nonqualified pension plans of former FleetBoston, MBNA, U.S. Trust Corporation, LaSalle, and Countrywide. These plans, which are unfunded, provide defined pension benefits to certain employees.

In addition to retirement pension benefits, full-time, salaried employees and certain part-time employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corporation. Based on the other provisions of the individual plans, certain retirees may also have the cost of these benefits partially paid by the Corporation. The obligations assumed as a result of the mergers are substantially similar to the Corporation’s Postretirement Health and Life Plans, except for Countrywide which did not have a Postretirement Health and Life Plan.

The tables within this Note include the information related to the U.S. Trust Corporation plans beginning July 1, 2007, the LaSalle plans beginning October 1, 2007 and the Countrywide plans beginning July 1, 2008.

Bank of America 2008	161

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2008 and 2007. Amounts recognized at December 31, 2008 and 2007 are reflected in other assets, and accrued expenses and other liabilities on the Consolidated Balance Sheet. The discount rate assumption is based on a cash flow matching technique and is subject to change each year. This technique utilizes a yield curve based upon Aa-rated corporate bonds with cash flows that match estimated benefit payments to produce the discount rate assumption. For the Qualified Pension Plans, the Nonqualified Pension Plans and the Postretirement Health and Life Plans, the discount rate at December 31, 2008, was 6.00 percent. For both the Qualified Pension Plans and the Postretirement Health and Life Plans, the expected long-term return on plan assets is 8.00 percent for 2009. The expected return on plan assets is determined using the calculated market-related value for the Qualified Pension Plans and the fair value for the Postretirement Health and Life Plans. The asset valuation method for the Qualified Pension Plans recognizes 60 percent of the prior year’s market gains or losses at the next measurement date, with the remaining 40 percent spread equally over the subsequent four years.

	Qualified Pension Plans (1)		Nonqualified Pension Plans (1)		Postretirement Health and Life Plans (1)
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Change in fair value of plan assets
Fair value, January 1	$18,720	$16,793	$2	$–	$165	$90
U.S. Trust Corporation balance, July 1, 2007	–	437	–	–	–	–
LaSalle balance, October 1, 2007	–	1,400	–	–	–	85
Countrywide balance, July 1, 2008	305	–	–	–	–	–
Actual return on plan assets	(5,310)	1,043	–	–	(43)	7
Company contributions (2)	1,400	–	154	159	83	84
Plan participant contributions	–	–	–	–	117	109
Benefits paid	(861)	(953)	(154)	(157)	(227)	(225)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	15	15
Fair value, December 31	$14,254	$18,720	$2	$2	$110	$165
Change in projected benefit obligation
Projected benefit obligation, January 1	$14,200	$12,680	$1,307	$1,345	$1,576	$1,549
U.S. Trust Corporation balance, July 1, 2007	–	363	–	6	–	9
LaSalle balance, October 1, 2007	–	1,133	–	108	–	120
Countrywide balance, July 1, 2008	439	–	53	–	–	–
Service cost	343	316	7	9	16	16
Interest cost	837	761	77	71	87	84
Plan participant contributions	–	–	–	–	117	109
Plan amendments	5	3	–	(1)	–	–
Actuarial gains	(1,239)	(103)	(32)	(74)	(180)	(101)
Benefits paid	(861)	(953)	(154)	(157)	(227)	(225)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	15	15
Projected benefit obligation, December 31	$13,724	$14,200	$1,258	$1,307	$1,404	$1,576
Amount recognized, December 31	$530	$4,520	$(1,256)	$(1,305)	$(1,294)	$(1,411)
Funded status, December 31
Accumulated benefit obligation	$12,864	$13,540	$1,246	$1,284	n/a	n/a
Overfunded (unfunded) status of ABO	1,390	5,180	(1,244)	(1,282)	n/a	n/a
Provision for future salaries	860	660	12	23	n/a	n/a
Projected benefit obligation	13,724	14,200	1,258	1,307	$1,404	$1,576
Weighted average assumptions, December 31
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00	8.00	n/a	n/a	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
(1)	The measurement date for the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
(2)

The Corporation’s best estimate of its contributions to be made to the Qualified Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans in 2009 is $0, $110 million and $119 million, respectively.

n/a = not applicable

Amounts recognized in the Consolidated Financial Statements at December 31, 2008 and 2007 were as follows:

	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Other assets	$607	$4,520	$–	$–	$–	$–
Accrued expenses and other liabilities	(77)	–	(1,256)	(1,305)	(1,294)	(1,411)
Net amount recognized at December 31	$530	$4,520	$(1,256)	$(1,305)	$(1,294)	$(1,411)

162	Bank of America 2008

Net periodic benefit cost (income) for 2008, 2007 and 2006 included the following components:

	Qualified Pension Plans			Nonqualified Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2008 (1)	2007	2006	2008 (1)	2007	2006	2008 (1)	2007	2006
Components of net periodic benefit cost (income)
Service cost	$343	$316	$306	$7	$9	$13	$16	$16	$13
Interest cost	837	761	676	77	71	78	87	84	86
Expected return on plan assets	(1,444)	(1,312)	(1,034)	–	–	–	(13)	(8)	(10)
Amortization of transition obligation	–	–	–	–	–	–	31	32	31
Amortization of prior service cost (credits)	33	47	41	(8)	(7)	(8)	–	–	–
Recognized net actuarial loss (gain)	83	156	229	14	17	20	(81)	(60)	12
Recognized loss (gain) due to settlements and curtailments	–	–	–	–	14	–	–	(2)	–
Net periodic benefit cost (income)	$(148)	$(32)	$218	$90	$104	$103	$40	$62	$132
Weighted average assumptions used to determine net cost for years ended December 31
Discount rate (2)	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Expected return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00	n/a	n/a	n/a
(1)

Includes the results of Countrywide. The net periodic benefit cost of the Countrywide Qualified Pension Plan was $29 million in 2008 using a discount rate of 6.75 percent at July 1, 2008. The net periodic benefit cost of the Countrywide Nonqualified Pension Plan was $1 million and Countrywide did not have a Postretirement Health and Life Plan.

(2)	In connection with the U.S. Trust Corporation and LaSalle mergers, those plans were remeasured on July 1, 2007 and October 1, 2007, using a discount rate of 6.15 percent and 6.50 percent.

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

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health Care Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health Care Plans was 8.00 percent for 2009, reducing in steps to 5.00 percent in 2015 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $4 million and $35 million in 2008, $5 million and $64 million in 2007, and $3 million and $51 million in 2006. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs and the benefit obligation by $4 million and $31 million in 2008, $4 million and $54 million in 2007, and $3 million and $44 million in 2006.

Pre-tax amounts included in accumulated OCI at December 31, 2008 and 2007 were as follows:

	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Net actuarial (gain) loss	$7,232	$1,776	$70	$119	$(158)	$(106)	$7,144	$1,789
Transition obligation	–	–	–	–	126	157	126	157
Prior service cost (credits)	129	157	(30)	(38)	–	–	99	119
Amounts recognized in accumulated OCI	$7,361	$1,933	$40	$81	$(32)	$51	$7,369	$2,065

Pre-tax amounts recognized in OCI for 2008 included the following components:

	Qualified Pension Plans	Nonqualified Pension Plans	Postretirement Health and Life Plans	Total
(Dollars in millions)
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial (gain) loss	$5,539	$(35)	$(133)	$5,371
Amortization of actuarial gain (loss)	(83)	(14)	81	(16)
Current year prior service (credit) cost	5	–	–	5
Amortization of prior service credit (cost)	(33)	8	–	(25)
Amortization of transition obligation	–	–	(31)	(31)
Total recognized in OCI	$5,428	$(41)	$(83)	$5,304

Bank of America 2008	163

The estimated net actuarial loss and prior service cost (credits) for the Qualified Pension Plans that will be amortized from accumulated OCI into net periodic benefit cost (income) during 2009 are pre-tax amounts of $395 million and $36 million. The estimated net actuarial loss and prior service cost for the Nonqualified Pension Plans that will be amortized from accumulated OCI into net periodic benefit cost (income) during 2009 are pre-tax amounts of $7 million and $(8) million. The estimated net actuarial loss and transition obligation for the Postretirement Health and Life Plans that will be amortized from accumulated OCI into net periodic benefit cost (income) during 2009 are pre-tax amounts of $(58) million and $31 million.

Plan Assets

The Qualified Pension Plans have been established as retirement vehicles for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plans. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long-term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/reward profile of the assets. Asset allocation ranges are established, periodically reviewed, and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected earnings measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who selected to receive an earnings measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2009.

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

The Qualified Pension Plans’ and Postretirement Health and Life Plans’ asset allocations at December 31, 2008 and 2007 and target allocations for 2008 by asset category are as follows:

Asset Category

	Qualified Pension Plans			Postretirement Health and Life Plans
	2009 Target Allocation	Percentage of Plan Assets at December 31		2009 Target Allocation	Percentage of Plan Assets at December 31
		2008	2007		2008	2007
Equity securities	60 – 80%	53%	70%	50 – 75%	58%	67%
Debt securities	20 – 40	44	27	25 – 45	40	30
Real estate	0 – 5	3	3	0 – 5	2	3
Total		100%	100%		100%	100%

164	Bank of America 2008

Equity securities for the Qualified Pension Plans include common stock of the Corporation in the amounts of $269 million (1.88 percent of total plan assets) and $667 million (3.56 percent of total plan assets) at December 31, 2008 and 2007.

The Bank of America, MBNA, U.S. Trust Corporation, and LaSalle Postretirement Health and Life Plans had no investment in the common stock of the Corporation at December 31, 2008 or 2007. The FleetBoston Postretirement Health and Life Plans included common stock of the Corporation in the amount of $0.05 million (0.12 percent of total plan assets) and $0.3 million (0.20 percent of total plan assets) at December 31, 2008 and 2007.

Defined Contribution Plans

The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans.

The Corporation contributed approximately $454 million, $420 million and $328 million for 2008, 2007 and 2006, in cash, respectively. At December 31, 2008 and 2007, an aggregate of 104 million shares and 93 million shares of the Corporation’s common stock were held by the 401(k) plans. Payments to the 401(k) plans for dividends on common stock were $214 million, $228 million and $216 million during 2008, 2007 and 2006, respectively.

In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

Projected Benefit Payments

Benefit payments projected to be made from the Qualified Pension Plans, the Nonqualified Pension Plans and the Postretirement Health and Life Plans are as follows:

	Qualified Pension Plans (1)	Nonqualified Pension Plans (2)	Postretirement Health and Life Plans
(Dollars in millions)			Net Payments (3)	Medicare Subsidy
2009	$968	$110	$150	$15
2010	975	109	149	15
2011	1,004	112	150	16
2012	1,022	112	149	16
2013	1,026	111	149	16
2014 - 2018	5,101	530	588	78
(1)	Benefit payments expected to be made from the plans’ assets.
(2)	Benefit payments expected to be made from the Corporation’s assets.
(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Note 17 – Stock-Based Compensation Plans

The compensation cost recognized in income for the plans described below was $885 million, $1.2 billion and $1.0 billion in 2008, 2007 and 2006, respectively. The related income tax benefit recognized in income was $328 million, $438 million and $382 million for 2008, 2007 and 2006, respectively.

The following table presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the lattice option-pricing model. Lattice option-pricing models incorporate ranges of assumptions for inputs and those ranges are disclosed in the following table. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from traded stock options on the Corporation’s common stock, historical volatility of the Corporation’s common stock, and other factors. The Corporation uses historical data to estimate stock option exercise and employee termination within the model. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

	2008	2007	2006
Risk-free interest rate	2.05 –3.85%	4.72 –5.16%	4.59 –4.70%
Dividend yield	5.30	4.40	4.50
Expected volatility	26.00 –36.00	16.00 –27.00	17.00 –27.00
Weighted average volatility	32.80	19.70	20.30
Expected lives (years)	6.6	6.5	6.5

The Corporation has equity compensation plans that were approved by its shareholders. These plans are the Key Employee Stock Plan and the Key Associate Stock Plan. Descriptions of the material features of these plans follow.

Key Employee Stock Plan

The Key Employee Stock Plan, as amended and restated, provided for different types of awards. These include stock options, restricted stock shares and restricted stock units. Under the plan, 10-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002, to certain employees at the closing market price on the respective grant dates. Options granted under the plan generally vest in three or four equal annual installments. At December 31, 2008, approximately 53 million options were outstanding under this plan. No further awards may be granted.

Key Associate Stock Plan

On April 24, 2002, the shareholders approved the Key Associate Stock Plan to be effective January 1, 2003. This approval authorized and reserved 200 million shares for grant in addition to the remaining amount under the Key Employee Stock Plan as of December 31, 2002, which was approximately 34 million shares plus any shares covered by awards under the Key Employee Stock Plan that terminate, expire, lapse or are cancelled after December 31, 2002. Upon the FleetBoston merger, the shareholders authorized an additional 102 million shares and on April 26, 2006, the shareholders authorized an additional 180 million shares for grant under the Key Associate Stock Plan. In January 2009, in conjunction with the Merrill Lynch merger, the shareholders authorized an additional 105 million shares for grant under the Key Associate Stock Plan. At December 31, 2008, approximately 159 million options were

Bank of America 2008	165

outstanding under this plan. Approximately 18 million shares of restricted stock and restricted stock units were granted in 2008. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date.

The following table presents the status of all option plans at December 31, 2008, and changes during 2008:

Employee stock options

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	228,660,049	$39.49
Countrywide acquisition, July 1, 2008	9,062,914	150.99
Granted	17,123,312	42.70
Exercised	(7,900,507)	30.94
Forfeited	(14,516,711)	59.92
Outstanding at December 31, 2008 (1)	232,429,057	43.08
Options exercisable at December 31, 2008	186,430,678	41.87
Options vested and expected to vest (2)	231,919,145	43.08
(1)	Includes 53 million options under the Key Employee Stock Plan, 159 million options under the Key Associate Stock Plan and 20 million options to employees of predecessor companies assumed in mergers.
(2)	Includes vested shares and nonvested shares after a forfeiture rate is applied.

At December 31, 2008, the Corporation had no aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest. The weighted average remaining contractual term of options outstanding was 5.0 years, options exercisable was 4.2 years, and options vested and expected to vest was 5.0 years at December 31, 2008.

The weighted average grant-date fair value of options granted in 2008, 2007 and 2006 was $8.92, $8.44 and $6.90, respectively. The total intrinsic value of options exercised in 2008 was $54 million.

The following table presents the status of the restricted stock/unit awards at December 31, 2008, and changes during 2008:

Restricted stock/unit awards

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	31,821,724	$48.80
Countrywide acquisition, July 1, 2008	718,152	23.81
Granted	17,856,372	41.97
Vested	(16,209,483)	47.16
Cancelled	(1,470,801)	46.31
Outstanding at December 31, 2008	32,715,964	45.45

At December 31, 2008, there was $610 million of total unrecognized compensation cost related to share-based compensation arrangements for all awards that is expected to be recognized over a weighted average period of 0.88 years. The total fair value of restricted stock vested in 2008 was $657 million, of which $15 million related to restricted stock acquired in connection with Countrywide and vested upon acquisition as a result of change in control provisions. In 2008, the amount of cash used to settle equity instruments was $39 million.

166	Bank of America 2008

Note 18 – Income Taxes

The components of income tax expense for 2008, 2007 and 2006 were as follows:

(Dollars in millions)	2008	2007	2006
Current income tax expense
Federal	$5,075	$5,210	$7,398
State	561	681	796
Foreign	585	804	796
Total current expense	6,221	6,695	8,990
Deferred income tax expense (benefit)
Federal	(5,269)	(710)	1,807
State	(520)	(18)	45
Foreign	(12)	(25)	(2)
Total deferred expense (benefit)	(5,801)	(753)	1,850
Total income tax expense (1)	$420	$5,942	$10,840
(1)

Does not reflect the deferred tax effects of unrealized gains and losses on AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives, and employee benefit plan adjustments that are included in accumulated OCI. As a result of these tax effects, accumulated OCI increased $5.9 billion in 2008, decreased $5.0 billion in 2007 and increased $378 million in 2006. Also, does not reflect tax effects associated with the Corporation’s employee stock plans which decreased common stock and additional paid-in capital $9 million in 2008 and increased common stock and additional paid-in capital $251 million and $674 million in 2007 and 2006. Goodwill was reduced $9 million, $47 million and $195 million in 2008, 2007 and 2006, respectively, reflecting certain tax benefits attributable to exercises of employee stock options issued by MBNA and FleetBoston which had vested prior to the merger dates.

Income tax expense for 2008, 2007 and 2006 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent to the Corporation’s actual income tax expense and resulting effective tax rate for 2008, 2007 and 2006 are presented in the following table.

	2008		2007		2006
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected federal income tax expense	$1,550	35.0%	$7,323	35.0%	$11,191	35.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	27	0.6	431	2.1	547	1.7
Low income housing credits/other credits	(722)	(16.3)	(590)	(2.8)	(537)	(1.7)
Tax-exempt income, including dividends	(631)	(14.3)	(683)	(3.3)	(630)	(2.0)
Leveraged lease tax differential	216	4.9	148	0.7	249	0.8
Foreign tax differential	(192)	(4.3)	(485)	(2.3)	(291)	(0.9)
Changes in prior period UTBs (including interest)	169	3.8	143	0.7	126	0.4
Non-U.S. leasing – TIPRA/AJCA	–	–	(221)	(1.1)	175	0.5
Other	3	0.1	(124)	(0.6)	10	0.1
Total income tax expense	$420	9.5%	$5,942	28.4%	$10,840	33.9%

As a result of the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA) and the American Jobs Creation Act of 2004 (the AJCA), the Corporation’s non-U.S. based commercial aircraft leasing business no longer qualified for a reduced U.S. tax rate. Accounting for the change in law resulted in the discrete recognition of a $175 million charge to income tax expense during 2006. However, the AJCA modified the anti- deferral provisions associated with the active leasing of aircraft operated predominantly outside the U.S. The restructuring of the Corporation’s non-U.S. based commercial aircraft leasing business in compliance with the provisions of the AJCA resulted in a one-time income tax benefit of $221 million in 2007.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. As a result of the adoption of FIN 48, the Corporation recognized a $198 million increase in UTB balance, reducing retained earnings by $146 million and increasing goodwill by $52 million. The reconciliation of the beginning UTB balance to the ending balance is presented in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2008	2007
Beginning balance	$3,095	$2,667
Increases related to positions taken during prior years	688	67
Increases related to positions taken during the current year	241	456
Positions acquired or assumed in business combinations	169	328
Decreases related to positions taken during prior years	(371)	(227)
Settlements	(209)	(108)
Expiration of statute of limitations	(72)	(88)
Ending balance	$3,541	$3,095

Bank of America 2008	167

As of December 31, 2008 and 2007, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $2.6 billion (reflective of the January 1, 2009 adoption of SFAS 141R) and $1.8 billion. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and UTBs related to acquired entities that may impact goodwill if recognized during the initial measurement period for the acquisition. As of December 31, 2008 and 2007, the portion of the UTB balance that could impact goodwill if recognized in the future was $117 million and $577 million.

The table below summarizes the status of significant U.S. federal examinations for the Corporation and various acquired subsidiaries as of December 31, 2008:

Company	Years under examination	Status at December 31, 2008
Bank of America Corporation	2000-2002	In Appeals process
Bank of America Corporation	2003-2005	Field examination
FleetBoston	1997-2000	In Appeals process
FleetBoston	2001-2004	Field examination
LaSalle	2003-2005	In Appeals process
Countrywide	2005-2006	Field examination
Countrywide	2007	Field examination

With the exception of the examinations of the 2003 through 2005 tax years for the Corporation and the 2007 tax year for Countrywide, and except as noted below, it is reasonably possible that all above examinations will be concluded during 2009.

During 2008, the Internal Revenue Service (IRS) announced a settlement initiative related to lease-in, lease-out (LILO) and sale-in, lease-out (SILO) leveraged lease transactions. Pursuant to the settlement initiative, the Corporation received offers to settle its LILOs and SILOs and accepted these offers, which impact the years in Appeals and under examination for the Corporation and FleetBoston. According to the terms of the settlement initiative, an acceptance will not be binding until a closing agreement is executed by both parties, which is expected during 2009. The Corporation revised the assumptions used in accounting for the projected cash flows of the relevant leases to reflect its expectation of receiving the tax treatment proposed in the leasing settlement initiative. As a result of prior remittances, the Corporation does not expect to pay any additional tax and interest related to the settlement initiative.

Upon the execution of a closing agreement for the settlement initiative, the Corporation’s remaining unagreed proposed adjustment for the 2000 through 2002 tax years is the disallowance of foreign tax credits related to certain structured investment transactions. The Corporation continues to believe the crediting of these foreign taxes against U.S. income taxes was appropriate. Except with respect to the foreign tax credit issue, management believes it is reasonably possible that the 2000 through 2002 examinations can be concluded within the next twelve months.

Considering all federal examinations, it is reasonably possible that the UTB balance will decrease by as much as $650 million during the next twelve months, since resolved items would be removed from the balance whether their resolution resulted in payment or recognition.

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

During 2008 and 2007, the Corporation recognized within income tax expense, $147 million and $161 million of interest and penalties, net of tax. As of December 31, 2008 and 2007, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, including applicable interest on certain leveraged lease positions, was $677 million and $573 million.

Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2008 and 2007 are presented in the following table.

	December 31
(Dollars in millions)	2008	2007
Deferred tax assets
Allowance for credit losses	$8,042	$4,056
Security and loan valuations	5,590	3,673
Employee compensation and retirement benefits	2,409	1,541
Accrued expenses	2,271	1,307
Net operating loss carryforwards	1,263	–
Available-for-sale securities	1,149	–
State income taxes	279	–
Other	1,987	73
Gross deferred tax assets	22,990	10,650
Valuation allowance (1)	(272)	(148)
Total deferred tax assets, net of valuation allowance	22,718	10,502
Deferred tax liabilities
Equipment lease financing	5,720	6,875
Mortgage servicing rights	3,404	859
Intangibles	1,712	2,015
Fee income	1,637	1,445
Available-for-sale securities	–	3,836
State income taxes	–	347
Other	1,549	1,667
Gross deferred liabilities	14,022	17,044
Net deferred tax assets (liabilities) (2)	$8,696	$(6,542)
(1)

At December 31, 2008 $115 million of the valuation allowance related to gross deferred tax assets was attributable to the Countrywide merger. In accordance with SFAS 141R, tax attributes associated with these gross deferred tax assets could result in tax benefits to reduce goodwill during a portion of 2009.

(2)

The Corporation’s net deferred tax assets (liabilities) were adjusted during 2008 and 2007 to include $3.5 billion of net deferred tax assets and $226 million of net deferred tax liabilities related to business combinations.

The valuation allowance at December 31, 2008 and 2007 is attributable to deferred tax assets generated in certain state and foreign jurisdictions for which management believes it is more likely than not that realization of these assets will not occur. The change in the valuation allowance primarily resulted from certain state deferred tax assets acquired in the Countrywide merger.

At December 31, 2008 and 2007, federal income taxes had not been provided on $6.5 billion and $5.8 billion of undistributed earnings of foreign subsidiaries, earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $1.1 billion and $925 million of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would have resulted as of December 31, 2008 and 2007.

168	Bank of America 2008

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

The Corporation also adopted SFAS 159 on January 1, 2007. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings as they occur. The Corporation elected to adopt the fair value option for certain financial instruments on the adoption date. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.

The following table summarizes the impact of the change in accounting for derivative contracts described above and the impact of adopting the fair value option for certain financial instruments on January 1, 2007. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of SFAS 157 and SFAS 159.

Transition Impact

(Dollars in millions)	Ending Balance Sheet December 31, 2006	Adoption Net Gain/(Loss)	Opening Balance Sheet January 1, 2007
Impact of adopting SFAS 157
Net derivative assets and liabilities (1)	$7,100	$22	$7,122
Impact of electing the fair value option under SFAS 159
Loans and leases (2)	3,968	(21)	3,947
Accrued expenses and other liabilities (3)	(28)	(321)	(349)
Loans held-for-sale (4)	8,778	–	8,778
Available-for-sale debt securities (5)	3,692	–	3,692
Federal funds sold and securities purchased under agreements to resell (6)	1,401	(1)	1,400
Interest-bearing deposit liabilities in domestic offices (7)	(548)	1	(547)
Cumulative-effect adjustment, pre-tax		(320)
Tax impact		112
Cumulative-effect adjustment, net-of-tax, decrease to retained earnings		$(208)
(1)	The transition adjustment reflects the impact of recognizing previously deferred gains and losses as a result of the rescission of certain requirements of EITF 02-3 in accordance with SFAS 157.
(2)	Includes loans to certain large corporate clients. The ending balance at December 31, 2006 and the transition adjustment were net of a $32 million reduction in the allowance for loan and lease losses.
(3)

The January 1, 2007 balance after adoption represents the fair value of certain unfunded commercial loan commitments. The December 31, 2006 balance prior to adoption represents the reserve for unfunded lending commitments associated with these commitments.

(4)	No transition adjustment was recorded for the loans held-for-sale because they were already recorded at fair value pursuant to lower of cost or market accounting.
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

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, and long-term deposits at fair value in accordance with SFAS 159. The Corporation also carries at fair value trading account assets and liabilities, derivative assets and liabilities, AFS debt securities, MSRs, and certain other assets. For a detailed discussion regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Fair Value Measurement

Level 1, 2 and 3 Valuation Techniques

Financial instruments are considered Level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The Corporation also uses market indices for direct inputs to certain models, where the cash settlement is directly linked to appreciation or depreciation of that particular index (primarily in the context of structured credit products). In those cases, no material adjustments are made to the index-based values. In other cases, market indices are also used as inputs to valuation, but are adjusted for trade specific factors such as rating, credit quality, vintage and other factors.

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

Bank of America 2008	169

Structured Reverse Repurchase Agreements and Long-term Deposits

The fair values of structured reverse repurchase agreements and long-term deposits are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The Corporation does incorporate, consistent with the requirements of SFAS 157, within its fair value measurements of long-term deposits the net credit differential between the counterparty credit risk and our own credit risk. The value of the net credit differential is determined by reference to existing direct market reference costs of credit, or where direct references are not available, a proxy is applied consistent with direct references for other counterparties that are similar in credit risk.

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

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. Consistent with the way the Corporation fair values long-term deposits as previously discussed, the Corporation incorporates, within its fair value measurements of over-the-counter derivatives, the net credit differential between the counterparty credit risk and our own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on historical experience, adjusted for recent name specific expectations.

Mortgage Servicing Rights

The fair values of MSRs are determined using models which depend on estimates of prepayment rates, the resultant weighted average lives of the MSRs and the OAS levels. For more information on MSRs, see Note 21 – Mortgage Servicing Rights to the Consolidated Financial Statements.

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

Asset-backed Secured Financings

The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

170	Bank of America 2008

Recurring Fair Value

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation accounts for in accordance with SFAS 159 are summarized below:

	December 31, 2008
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities purchased under agreements to resell	$–	$2,330	$–	$–	$2,330
Trading account assets	44,889	107,315	7,318	–	159,522
Derivative assets	2,109	1,525,106	8,289	(1,473,252)	62,252
Available-for-sale debt securities	2,789	255,413	18,702	–	276,904
Loans and leases (2)	–	–	5,413	–	5,413
Mortgage servicing rights	–	–	12,733	–	12,733
Loans held-for-sale	–	15,582	3,382	–	18,964
Other assets (3)	25,089	1,245	3,572	–	29,906
Total assets	$74,876	$1,906,991	$59,409	$(1,473,252)	$568,024
Liabilities
Interest-bearing deposits in domestic offices	$–	$1,717	$–	$–	$1,717
Trading account liabilities	42,974	14,313	–	–	57,287
Derivative liabilities	4,872	1,488,509	6,019	(1,468,691)	30,709
Accrued expenses and other liabilities	38	–	1,940	–	1,978
Total liabilities	$47,884	$1,504,539	$7,959	$(1,468,691)	$91,691

	December 31, 2007
Assets
Federal funds sold and securities purchased under agreements to resell	$–	$2,578	$–	$–	$2,578
Trading account assets	42,986	115,051	4,027	–	162,064
Derivative assets	516	442,471	8,972	(417,297)	34,662
Available-for-sale debt securities	2,089	205,734	5,507	–	213,330
Loans and leases (2)	–	–	4,590	–	4,590
Mortgage servicing rights	–	–	3,053	–	3,053
Loans held-for-sale	–	14,431	1,334	–	15,765
Other assets (3)	19,796	1,540	3,987	–	25,323
Total assets	$65,387	$781,805	$31,470	$(417,297)	$461,365
Liabilities
Interest-bearing deposits in domestic offices	$–	$2,000	$–	$–	$2,000
Trading account liabilities	57,331	20,011	–	–	77,342
Derivative liabilities	534	426,223	10,175	(414,509)	22,423
Accrued expenses and other liabilities	–	–	660	–	660
Total liabilities	$57,865	$448,234	$10,835	$(414,509)	$102,425
(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)

Loans and leases at December 31, 2008 and December 31, 2007 included $22.4 billion and $22.6 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option election in accordance with SFAS 159.

(3)

Other assets include equity investments held by Principal Investing, AFS equity securities and certain retained residual interests in securitization vehicles, including interest-only strips. Substantially all of other assets are eligible for, and the Corporation has not chosen to elect, fair value accounting at December 31, 2008 and 2007.

Bank of America 2008	171

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008 and 2007, including realized and unrealized gains (losses) included in earnings and OCI.

Level 3  Fair Value Measurements

	Year Ended December 31, 2008
(Dollars in millions)	Net Derivatives (1)	Trading Account Assets	Available-for- Sale Debt Securities	Loans and Leases (2)	Mortgage Servicing Rights	Loans Held-for- Sale (2)	Other Assets (3)	Accrued Expenses and Other Liabilities (2)
Balance, January 1, 2008	$(1,203)	$4,027	$5,507	$4,590	$3,053	$1,334	$3,987	$(660)
Countrywide acquisition	(185)	1,407	528	–	17,188	1,425	–	(1,212)
Included in earnings	2,531	(3,222)	(2,509)	(780)	(7,115)	(1,047)	175	(169)
Included in other comprehensive income	–	–	(1,688)	–	–	–	–	–
Purchases, issuances and settlements	1,380	(2,055)	2,754	1,603	(393)	(542)	(550)	101
Transfers into (out of) Level 3	(253)	7,161	14,110	–	–	2,212	(40)	–
Balance, December 31, 2008	$2,270	$7,318	$18,702	$5,413	$12,733	$3,382	$3,572	$(1,940)

	Year Ended December 31, 2007
Balance, January 1, 2007	$788	$303	$1,133	$3,947	$2,869	$–	$6,605	$(349)
Included in earnings	(341)	(2,959)	(398)	(140)	231	(90)	2,149	(279)
Included in other comprehensive income	–	–	(206)	–	–	–	(79)	–
Purchases, issuances and settlements	(333)	708	4,588	783	(47)	(1,259)	(4,638)	(32)
Transfers into (out of) Level 3	(1,317)	5,975	390	–	–	2,683	(50)	–
Balance, December 31, 2007	$(1,203)	$4,027	$5,507	$4,590	$3,053	$1,334	$3,987	$(660)
(1)

Net derivatives at December 31, 2008 and 2007 included derivative assets of $8.3 billion and $9.0 billion and derivative liabilities of $6.0 billion and $10.2 billion. Net derivatives acquired in connection with Countrywide on July 1, 2008 included derivative assets of $107 million and derivative liabilities of $292 million.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments and certain secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets include equity investments held by Principal Investing and certain retained interests in securitization vehicles, including interest-only strips.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities during the year ended December 31, 2008 and 2007. These amounts include those gains and losses generated by loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

Level 3  Total Realized and Unrealized Gains (Losses) Included in Earnings

	Year Ended December 31, 2008
(Dollars in millions)	Net Derivatives	Trading Account Assets	Available-for- Sale Debt Securities	Loans and Leases (1)	Mortgage Servicing Rights	Loans Held-for- Sale (1)	Other Assets	Accrued Expenses and Other Liabilities (1)	Total
Card income	$–	$–	$–	$–	$–	$–	$55	$–	$55
Equity investment income	–	–	–	–	–	–	110	–	110
Trading account profits (losses)	103	(3,044)	–	(5)	–	(195)	–	9	(3,132)
Mortgage banking income (loss) (2)	2,428	(178)	(74)	–	(7,115)	(848)	–	295	(5,492)
Other income (loss)	–	–	(2,435)	(775)	–	(4)	10	(473)	(3,677)
Total	$2,531	$(3,222)	$(2,509)	$(780)	$(7,115)	$(1,047)	$175	$(169)	$(12,136)

	Year Ended December 31, 2007
Card income	$–	$–	$–	$–	$–	$–	$103	$–	$103
Equity investment income	–	–	–	–	–	–	1,971	–	1,971
Trading account profits (losses)	(515)	(2,959)	–	(1)	–	(61)	–	(5)	(3,541)
Mortgage banking income (loss) (2)	174	–	–	–	231	(29)	–	–	376
Other income (loss)	–	–	(398)	(139)	–	–	75	(274)	(736)
Total	$(341)	$(2,959)	$(398)	$(140)	$231	$(90)	$2,149	$(279)	$(1,827)
(1)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159.
(2)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

172	Bank of America 2008

The table below summarizes changes in unrealized gains or losses recorded in earnings during the years ended December 31, 2008 and 2007 for Level 3 assets and liabilities that were still held at December 31, 2008 and 2007. These amounts include changes in fair value of loans, LHFS and loan commitments which are accounted for at fair value in accordance with SFAS 159.

Level 3  Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	Year Ended December 31, 2008
(Dollars in millions)	Net Derivatives	Trading Account Assets	Available-for- Sale Debt Securities	Loans and Leases (1)	Mortgage Servicing Rights	Loans Held-for- Sale (1)	Other Assets	Accrued Expenses and Other Liabilities (1)	Total
Card income (loss)	$–	$–	$–	$–	$–	$–	$(331)	$–	$(331)
Equity investment income (loss)	–	–	–	–	–	–	(193)	–	(193)
Trading account profits (losses)	2,095	(2,144)	–	–	–	(154)	–	–	(203)
Mortgage banking income (loss) (2)	1,154	(178)	(74)	–	(7,378)	(423)	–	292	(6,607)
Other income (loss)	–	–	(1,840)	(1,003)	–	(4)	–	(880)	(3,727)
Total	$3,249	$(2,322)	$(1,914)	$(1,003)	$(7,378)	$(581)	$(524)	$(588)	$(11,061)

	Year Ended December 31, 2007
Card income (loss)	$–	$–	$–	$–	$–	$–	$(136)	$–	$(136)
Equity investment income (loss)	–	–	–	–	–	–	(65)	–	(65)
Trading account profits (losses)	(196)	(2,857)	–	–	–	(58)	–	(1)	(3,112)
Mortgage banking income (loss) (2)	139	–	–	–	(43)	(22)	–	–	74
Other income (loss)	–	–	(398)	(167)	–	–	–	(395)	(960)
Total	$(57)	$(2,857)	$(398)	$(167)	$(43)	$(80)	$(201)	$(396)	$(4,199)
(1)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.
(2)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale, and foreclosed properties. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

	At and for the Year Ended December 31, 2008				At and for the Year Ended December 31, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	(Losses)	Level 1	Level 2	Level 3	(Losses)
Assets
Loans held-for-sale	$–	$1,828	$9,782	$(1,699)	$–	$1,200	$13,300	$(172)
Foreclosed properties (1)	–	–	590	(171)	–	–	155	(17)

Liabilities
Accrued expenses and other liabilities	–	–	–	–	–	–	142	(145)
(1)

Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

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

At December 31, 2008 and 2007, funded loans which the Corporation has elected to fair value had an aggregate fair value of $5.41 billion and $4.59 billion recorded in loans and leases and an aggregate outstanding principal balance of $6.42 billion and $4.82 billion. At December 31, 2008 and 2007, unfunded loan commitments that the Corporation has elected to fair value had an aggregate fair value of $1.12 billion and $660 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $16.9 billion and $20.9 billion. Interest income on these loans is recorded in interest and fees on loans and leases. At December 31, 2008 and 2007, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status.

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to use fair value allows a better offset of the changes

Bank of America 2008	173

in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. At December 31, 2008 and 2007, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $18.96 billion and $15.77 billion and an aggregate outstanding principal balance of $20.75 billion and $16.72 billion. Interest income on these loans is recorded in other interest income. These changes in fair value are mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Structured Reverse Repurchase Agreements

The Corporation elected to fair value certain structured reverse repurchase agreements which were hedged with derivatives which qualified for fair value hedge accounting in accordance with SFAS 133. Election of the fair value option allows the Corporation to reduce the burden of complying with the requirements of hedge accounting under SFAS 133. At December 31, 2008 and 2007, these instruments had an aggregate fair value of $2.33 billion and $2.58 billion, and a principal balance of $2.34 billion and $2.54 billion recorded in federal funds sold and securities purchased under agreements to resell. Interest earned on these instruments continues to be recorded in interest income. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Long-term Deposits

The Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. At December 31, 2008 and 2007, these instruments had an aggregate fair value of $1.72 billion and $2.00 billion and principal balance of $1.70 billion and $1.99 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Election of the fair value option will allow the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Asset-backed Secured Financings

During 2008, the Corporation elected to fair value certain asset-backed secured financings that were acquired as part of the Countrywide acquisition. At December 31, 2008, these secured financings had an aggregate fair value of $816 million and principal balance of $1.6 billion recorded in accrued expenses and other liabilities. Using the fair value option election allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

The following table provides information about where changes in the fair value of assets or liabilities for which the fair value option has been elected are included in the Consolidated Statement of Income.

Gains (Losses) Relating to Assets and Liabilities Accounted for Using Fair Value Option

	Year Ended December 31, 2008
(Dollars in millions)	Corporate Loans and Loan Commitments	Loans Held-for-Sale	Structured Reverse Repurchase Agreements	Long- term Deposits	Asset- Backed Secured Financings	Total
Trading account profits (losses)	$4	$(680)	$–	$–	$–	$(676)
Mortgage banking income	–	281	–	–	295	576
Other income (loss)	(1,248)	(215)	(18)	(10)	–	(1,491)
Total	$(1,244)	$(614)	$(18)	$(10)	$295	$(1,591)

	Year Ended December 31, 2007
Trading account profits (losses)	$(6)	$(348)	$–	$–	$–	$(354)
Mortgage banking income	–	333	–	–	–	333
Other income (loss)	(413)	(58)	23	(26)	–	(474)
Total	$(419)	$(73)	$23	$(26)	$–	$(495)

174	Bank of America 2008

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

The following disclosures represent financial instruments in which the ending balance at December 31, 2008 are not carried at fair value in its entirety on the Corporation’s Consolidated Balance Sheet.

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

Loans

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected at acquisition using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. In accordance with SFAS 159, the Corporation elected to fair value certain large corporate loans which exceeded the Corporation’s single name credit risk concentration guidelines. See Note 19 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on loans for which the Corporation adopted the fair value option.

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

Long-term Debt

The Corporation uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities.

The book and fair values of certain financial instruments at December 31, 2008 and 2007 were as follows:

	December 31
	2008		2007
(Dollars in millions)	Book Value(1)	Fair Value	Book Value(1)	Fair Value
Financial assets
Loans (2)	$886,198	$841,629	$842,392	$847,405
Financial liabilities
Deposits	882,997	883,987	805,177	806,511
Long-term debt	268,292	260,291	197,508	195,835
(1)	Loans are presented net of allowance for loan losses. Amounts exclude leases.
(2)

The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require in the dislocated markets as of December 31, 2008. However, the Corporation expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.

Bank of America 2008	175

Note 21 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities.

The following table presents activity for consumer mortgage MSRs for 2008 and 2007.

(Dollars in millions)	2008	2007
Balance, January 1	$3,053	$2,869
Countrywide balance, July 1, 2008	17,188	–
Additions	2,587	792
Impact of customer payments	(3,313)	(766)
Other changes in MSR market value	(6,782)	158
Balance, December 31	$12,733	$3,053
Mortgage loans serviced for investors (in billions)	$1,654	$259

During 2008 and 2007, other changes in MSR market value were $(6.8) billion and $158 million. These amounts reflect the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of changes in other assumptions. The amounts do not include $(333) million in losses in 2008 resulting from cash received being lower than expected prepayments and $73 million in gains in 2007 resulting from the actual cash received exceeding expected prepayments. The total amounts of $(7.1) billion and $231 million are included in the line “mortgage banking income (loss)” in the table “Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings” in Note 19 – Fair Value Disclosures to the Consolidated Financial Statements.

At December 31, 2008 and 2007, the fair value of consumer MSRs was $12.7 billion and $3.1 billion. The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted average lives of the MSRs and the OAS levels.

Key economic assumptions used in determining the fair value of MSRs at December 31, 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted average option adjusted spread	1.71%	6.40%	0.59%	2.54%
Weighted average life, in years	3.26	2.71	4.80	2.75

The following table presents the sensitivity of the weighted average lives and fair value of MSRs to changes in modeled assumptions. The sensitivities in the following table are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of a MSR that continues to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the Corporation has the ability to hedge interest rate and market valuation fluctuations associated with MSRs. The sensitivities below do not reflect any hedge strategies that may be undertaken to mitigate such risk.

	December 31, 2008
	Change in Weighted Average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.23	years	0.13	years	$786
Impact of 20% decrease	0.51		0.28		1,717
Impact of 10% increase	(0.20)		(0.11)		(674)
Impact of 20% increase	(0.36)		(0.20)		(1,258)
OAS level
Impact of 100 bps decrease	n/a		n/a		460
Impact of 200 bps decrease	n/a		n/a		955
Impact of 100 bps increase	n/a		n/a		(428)
Impact of 200 bps increase	n/a		n/a		(827)

n/a = not applicable

Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $323 million and $294 million at December 31, 2008 and 2007 and are not included in the tables above.

176	Bank of America 2008

Note 22 – Business Segment Information

The Corporation reports the results of its operations through three busi- ness segments: Global Consumer and Small Business Banking (GCSBB), Global Corporate and Investment Banking (GCIB) and Global Wealth and Investment Management (GWIM). The Corporation may periodically reclassify business segment results based on modifications to its management reporting methodologies and changes in organizational alignment.

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

•

Managed noninterest income includes GCSBB’s noninterest income on a held basis less the reclassification of certain components of card income (e.g., excess servicing income) to record securitized net interest income and provision for credit losses. Noninterest income, both on a held and managed basis, also includes the impact of adjustments to the interest-only strips that are recorded in card income as management continues to manage this impact within GCSBB.

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

All Other

All Other consists of equity investment activities including Principal Investing, Corporate Investments and Strategic Investments, the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. All Other also includes certain amounts associated with ALM activities and a corresponding “securitization offset” which removes the “securitization impact” of sold loans in GCSBB, in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

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

Bank of America 2008	177

The following table presents total revenue, net of interest expense, on a FTE basis and net income for 2008, 2007, and 2006, and total assets at December 31, 2008 and 2007 for each business segment, as well as All Other.

Business Segments At and for the Year Ended December 31	Total Corporation (1)			Global Consumer and Small Business Banking (2, 3)
(Dollars in millions)	2008	2007	2006	2008	2007	2006
Net interest income (4)	$46,554	$36,190	$35,818	$33,851	$28,712	$28,059
Noninterest income	27,422	32,392	38,182	24,493	19,143	16,769
Total revenue, net of interest expense	73,976	68,582	74,000	58,344	47,855	44,828
Provision for credit losses (5)	26,825	8,385	5,010	26,841	12,920	8,518
Amortization of intangibles	1,834	1,676	1,755	1,383	1,336	1,452
Other noninterest expense	39,695	35,848	34,038	23,554	19,013	16,725
Income before income taxes	5,622	22,673	33,197	6,566	14,586	18,133
Income tax expense (4)	1,614	7,691	12,064	2,332	5,224	6,682
Net income	$4,008	$14,982	$21,133	$4,234	$9,362	$11,451
Period-end total assets	$1,817,943	$1,715,746		$511,401	$445,319

	Global Corporate and Investment Banking (2)			Global Wealth and Investment Management (2)
(Dollars in millions)	2008	2007	2006	2008	2007	2006
Net interest income (4)	$16,538	$11,206	$9,914	$4,775	$3,917	$3,754
Noninterest income (loss)	(3,098)	2,445	11,443	3,010	3,636	3,330
Total revenue, net of interest expense	13,440	13,651	21,357	7,785	7,553	7,084
Provision for credit losses (5)	3,080	658	6	664	14	(39)
Amortization of intangibles	191	178	218	231	150	72
Other noninterest expense	10,190	12,020	11,659	4,673	4,330	3,652
Income (loss) before income taxes	(21)	795	9,474	2,217	3,059	3,399
Income tax expense (benefit) (4)	(7)	285	3,505	801	1,099	1,257
Net income (loss)	$(14)	$510	$5,969	$1,416	$1,960	$2,142
Period-end total assets	$707,170	$778,158		$187,994	$155,683

	All Other (2, 3)
(Dollars in millions)	2008	2007	2006
Net interest income (4)	$(8,610)	$(7,645)	$(5,909)
Noninterest income	3,017	7,168	6,640
Total revenue, net of interest expense	(5,593)	(477)	731
Provision for credit losses (5)	(3,760)	(5,207)	(3,475)
Amortization of intangibles	29	12	13
Other noninterest expense	1,278	485	2,002
Income (loss) before income taxes	(3,140)	4,233	2,191
Income tax expense (benefit) (4)	(1,512)	1,083	620
Net income (loss)	$(1,628)	$3,150	$1,571
Period-end total assets	$411,378	$336,586
(1)	There were no material intersegment revenues.
(2)	Total assets include asset allocations to match liabilities (i.e., deposits).
(3)	GCSBB is presented on a managed basis with a corresponding offset recorded in All Other.
(4)	FTE basis
(5)

Provision for credit losses represents: For GCSBB – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the GCSBB securitization offset.

178	Bank of America 2008

GCSBB is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of presenting securitized loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a held basis. The tables below reconcile GCSBB and All Other to a held basis by reclassifying net interest income, insurance premiums, all other income and realized credit losses associated with the securitized loans to card income.

Global Consumer and Small Business Banking – Reconciliation

	2008			2007			2006
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$33,851	$(8,701)	$25,150	$28,712	$(8,027)	$20,685	$28,059	$(7,593)	$20,466
Noninterest income:
Card income	10,057	2,250	12,307	10,194	3,356	13,550	9,371	4,566	13,937
Service charges	6,807	–	6,807	6,007	–	6,007	5,344	–	5,344
Mortgage banking income	4,422	–	4,422	1,332	–	1,332	919	–	919
Insurance premiums	1,968	(186)	1,782	912	(250)	662	615	(302)	313
All other income	1,239	(33)	1,206	698	(38)	660	520	(33)	487
Total noninterest income	24,493	2,031	26,524	19,143	3,068	22,211	16,769	4,231	21,000
Total revenue, net of interest expense	58,344	(6,670)	51,674	47,855	(4,959)	42,896	44,828	(3,362)	41,466
Provision for credit losses	26,841	(6,670)	20,171	12,920	(4,959)	7,961	8,518	(3,362)	5,156
Noninterest expense	24,937	–	24,937	20,349	–	20,349	18,177	–	18,177
Income before income taxes	6,566	–	6,566	14,586	–	14,586	18,133	–	18,133
Income tax expense (3)	2,332	–	2,332	5,224	–	5,224	6,682	–	6,682
Net income	$4,234	$–	$4,234	$9,362	$–	$9,362	$11,451	$–	$11,451
(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.
(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis

All Other – Reconciliation

	2008			2007			2006
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(8,610)	$8,701	$91	$(7,645)	$8,027	$382	$(5,909)	$7,593	$1,684
Noninterest income:
Card income (loss)	2,164	(2,250)	(86)	2,817	(3,356)	(539)	3,795	(4,566)	(771)
Equity investment income	265	–	265	3,745	–	3,745	2,872	–	2,872
Gains (losses) on sales of debt securities	1,133	–	1,133	180	–	180	(475)	–	(475)
All other income (loss)	(545)	219	(326)	426	288	714	448	335	783
Total noninterest income	3,017	(2,031)	986	7,168	(3,068)	4,100	6,640	(4,231)	2,409
Total revenue, net of interest expense	(5,593)	6,670	1,077	(477)	4,959	4,482	731	3,362	4,093
Provision for credit losses	(3,760)	6,670	2,910	(5,207)	4,959	(248)	(3,475)	3,362	(113)
Merger and restructuring charges	935	–	935	410	–	410	805	–	805
All other noninterest expense	372	–	372	87	–	87	1,210	–	1,210
Income (loss) before income taxes	(3,140)	–	(3,140)	4,233	–	4,233	2,191	–	2,191
Income tax expense (benefit) (3)	(1,512)	–	(1,512)	1,083	–	1,083	620	–	620
Net income (loss)	$(1,628)	$–	$(1,628)	$3,150	$–	$3,150	$1,571	$–	$1,571
(1)	Provision for credit losses represents provision for credit losses in All Other combined with the GCSBB securitization offset.
(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis

Bank of America 2008	179

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

	Year Ended December 31
(Dollars in millions)	2008	2007	2006
Segments’ total revenue, net of interest expense (1)	$79,569	$69,059	$73,269
Adjustments:
ALM activities	1,867	66	(936)
Equity investment income	265	3,745	2,872
Liquidating businesses	256	1,060	3,013
FTE basis adjustment	(1,194)	(1,749)	(1,224)
Managed securitization impact to total revenue, net of interest expense	(6,670)	(4,959)	(3,362)
Other	(1,311)	(389)	(856)
Consolidated revenue, net of interest expense	$72,782	$66,833	$72,776
Segments’ net income	$5,636	$11,832	$19,562
Adjustments, net of taxes:
ALM activities	(1,015)	(241)	(816)
Equity investment income	167	2,359	1,809
Liquidating businesses	86	613	1,276
Merger and restructuring charges	(630)	(258)	(507)
Other	(236)	677	(191)
Consolidated net income	$4,008	$14,982	$21,133
(1)	FTE basis

	December 31
(Dollars in millions)	2008	2007
Segments’ total assets	$1,406,565	$1,379,160
Adjustments:
ALM activities, including securities portfolio	553,730	452,626
Equity investments	28,839	28,358
Liquidating businesses	3,172	4,608
Elimination of segment excess asset allocations to match liabilities	(100,611)	(104,118)
Elimination of managed securitized loans (1)	(100,960)	(102,967)
Other	27,208	58,079
Consolidated total assets	$1,817,943	$1,715,746
(1)	Represents GCSBB’s securitized loans.

180	Bank of America 2008

Note 23 – Parent Company Information

The following tables present the Parent Company Only financial information:

Condensed Statement of Income

	Year Ended December 31
(Dollars in millions)	2008	2007	2006
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$18,178	$20,615	$15,950
Nonbank companies and related subsidiaries	1,026	181	111
Interest from subsidiaries	3,433	4,939	3,944
Other income	940	3,319	2,346
Total income	23,577	29,054	22,351
Expense
Interest on borrowed funds	6,818	7,834	5,799
Noninterest expense	1,829	3,127	3,019
Total expense	8,647	10,961	8,818
Income before income taxes and equity in undistributed earnings of subsidiaries	14,930	18,093	13,533
Income tax benefit	1,793	1,136	1,002
Income before equity in undistributed earnings of subsidiaries	16,723	19,229	14,535
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	(11,221)	(4,497)	5,613
Nonbank companies and related subsidiaries	(1,494)	250	985
Total equity in undistributed earnings (losses) of subsidiaries	(12,715)	(4,247)	6,598
Net income	$4,008	$14,982	$21,133
Net income available to common shareholders	$2,556	$14,800	$21,111

Condensed Balance Sheet

	December 31
(Dollars in millions)	2008	2007
Assets
Cash held at bank subsidiaries	$98,525	$51,953
Debt securities	16,241	3,198
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	39,239	30,032
Nonbank companies and related subsidiaries	23,518	33,637
Investments in subsidiaries:
Bank holding companies and related subsidiaries	172,460	181,248
Nonbank companies and related subsidiaries	20,355	6,935
Other assets	20,428	30,919
Total assets	$390,766	$337,922
Liabilities and shareholders’ equity
Commercial paper and other short-term borrowings	$26,536	$40,667
Accrued expenses and other liabilities	15,244	13,226
Payables to subsidiaries:
Bank holding companies and related subsidiaries	469	1,464
Nonbank companies and related subsidiaries	3	—
Long-term debt	171,462	135,762
Shareholders’ equity	177,052	146,803
Total liabilities and shareholders’ equity	$390,766	$337,922

Bank of America 2008	181

Condensed Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2008	2007	2006
Operating activities
Net income	$4,008	$14,982	$21,133
Reconciliation of net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	12,715	4,247	(6,598)
Other operating activities, net	(598)	(276)	2,159
Net cash provided by operating activities	16,125	18,953	16,694
Investing activities
Net purchases of securities	(12,142)	(839)	(705)
Net payments from (to) subsidiaries	2,490	(44,457)	(13,673)
Other investing activities, net	43	(824)	(1,300)
Net cash used in investing activities	(9,609)	(46,120)	(15,678)
Financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	(14,131)	8,873	12,519
Proceeds from issuance of long-term debt	28,994	38,730	28,412
Retirement of long-term debt	(13,178)	(12,056)	(15,506)
Proceeds from issuance of preferred stock	34,742	1,558	2,850
Redemption of preferred stock	–	–	(270)
Proceeds from issuance of common stock	10,127	1,118	3,117
Common stock repurchased	–	(3,790)	(14,359)
Cash dividends paid	(11,528)	(10,878)	(9,661)
Other financing activities, net	5,030	576	(2,799)
Net cash provided by financing activities	40,056	24,131	4,303
Net increase (decrease) in cash held at bank subsidiaries	46,572	(3,036)	5,319
Cash held at bank subsidiaries at January 1	51,953	54,989	49,670
Cash held at bank subsidiaries at December 31	$98,525	$51,953	$54,989

182	Bank of America 2008

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

		At December 31	Year Ended December 31
(Dollars in millions)	Year	Total Assets (1)	Total Revenue, Net of Interest Expense (2)	Income (Loss) Before Income Taxes	Net Income (Loss)
Domestic (3)	2008	$1,678,853	$67,549	$3,289	$3,254
	2007	1,529,899	60,245	18,039	13,137
	2006		64,577	28,041	18,605
Asia	2008	50,567	1,770	1,207	761
	2007	46,359	1,613	1,146	721
	2006		1,117	637	420
Europe, Middle East and Africa	2008	78,790	3,020	(456)	(252)
	2007	129,303	4,097	894	592
	2006		4,835	1,843	1,193
Latin America and the Caribbean	2008	9,733	443	388	245
	2007	10,185	878	845	532
	2006		2,247	1,452	915
Total Foreign	2008	139,090	5,233	1,139	754
	2007	185,847	6,588	2,885	1,845
	2006		8,199	3,932	2,528
Total Consolidated	2008	$1,817,943	$72,782	$4,428	$4,008
	2007	1,715,746	66,833	20,924	14,982
	2006		72,776	31,973	21,133
(1)	Total assets include long-lived assets, which are primarily located in the U.S.
(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)

Includes the Corporation’s Canadian operations, which had total assets of $13.5 billion and $10.9 billion at December 31, 2008 and 2007; total revenue, net of interest expense of $1.2 billion, $770 million and $636 million; income before income taxes of $552 million, $292 million and $269 million; and net income of $404 million, $195 million and $182 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Bank of America 2008	183

Note 25 – Subsequent Events

In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008 and in connection with the Merrill Lynch acquisition, the Corporation issued to the U.S. Treasury 400 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series Q (Series Q Preferred Stock) with a par value of $0.01 per share for $10.0 billion. The Series Q Preferred Stock initially pays quarterly dividends at a five percent annual rate that increases to nine percent after five years on a liquidation preference of $25,000 per share. The Series Q Preferred Stock has a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase approximately 48.7 million shares of Bank of America Corporation common stock at an exercise price of $30.79 per share. Upon the request of the U.S. Treasury, at any time, the Corporation has agreed to enter into a deposit arrangement pursuant to which the Series Q Preferred Stock may be deposited and depositary shares, representing 1/25th of a share of Series Q Preferred Stock, may be issued. The Corporation has agreed to register the Series Q Preferred Stock, the warrants, the shares of common stock underlying the warrants and the depositary shares, if any, for resale under the Securities Act of 1933.

As required under the TARP Capital Purchase Program in connection with the sale of the Series Q Preferred Stock to the U.S. Treasury, dividend payments on, and repurchases of, the Corporation’s outstanding preferred and common stock are subject to certain restrictions. The restrictions are the same as previously discussed in connection with the sale of the Series N Preferred Stock. For more information on these restrictions, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Also in January 2009, the U.S. Treasury, the FDIC and the Federal Reserve agreed in principle to provide protection against the possibility of unusually large losses on an asset pool of approximately $118.0 billion of financial instruments comprised of $81.0 billion of derivative assets and $37.0 billion of other financial assets. The assets that would be protected under this agreement are expected generally to be domestic, pre-market disruption (i.e., originated prior to September 30, 2007) leveraged and commercial real estate loans, CDOs, financial guarantor counterparty exposure, certain trading counterparty exposure and certain investment securities. These protected assets would be expected to exclude certain foreign assets and assets originated or issued on or after March 14, 2008. The majority of the protected assets were added by the Corporation as a result of its acquisition of Merrill Lynch. This guarantee is expected to be in place for 10 years for residential assets and five years for non-residential assets unless the guarantee is terminated by the Corporation at an earlier date. It is expected that the Corporation will absorb the first $10.0 billion of losses related to the assets while any additional losses will be shared between the Corporation (10 percent) and the U.S. government (90 percent). These assets would remain on the Corporation’s balance sheet and the Corporation would continue to manage these assets in the ordinary course of business as well as retain the associated income. The assets that would be covered by this guarantee are expected to carry a 20 percent risk weighting for regulatory capital purposes. As a fee for this arrangement, the Corporation expects to issue to the U.S. Treasury and FDIC a total of $4.0 billion of a new class of preferred stock and to issue warrants to acquire 30.1 million shares of Bank of America common stock.

If necessary, under this proposed agreement, the Federal Reserve will provide liquidity for the residual risk in the asset pool through a nonrecourse loan facility. As previously discussed, the Corporation would be responsible for the first $10.0 billion in losses on the asset pool. Once additional losses exceed this amount by $8.0 billion the Corporation would be able to draw on this facility. This loan facility would terminate and any related funded loans would mature on the termination dates of the U.S. government’s guarantee. The Federal Reserve is expected to charge a fee of 20 bps per annum on undrawn amounts and a floating interest rate of the overnight index swap rate plus 300 bps per annum on funded amounts. Interest and fee payments would be with recourse to the Corporation.

Further, the Corporation issued to the U.S. Treasury 800 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series R (Series R Preferred Stock) with a par value of $0.01 per share for $20.0 billion. The Series R Preferred Stock pays dividends at an eight percent annual rate on a liquidation preference of $25,000 per share. The Series R Preferred Stock may only be redeemed after the Series N and Series Q Preferred Stock have been redeemed. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase approximately 150.4 million shares of Bank of America Corporation common stock at an exercise price of $13.30 per share. Upon the request of the U.S. Treasury, at any time, the Corporation has agreed to enter into a deposit arrangement pursuant to which the Series R Preferred Stock may be deposited and depositary shares, representing 1/25th of a share of Series R Preferred Stock, may be issued. The Corporation has agreed to register the Series R Preferred Stock, the warrants, the shares of common stock underlying the warrants and the depositary shares, if any, for resale under the Securities Act of 1933.

As required under the TARP Capital Purchase Program dividend payments on, and repurchases of, the Corporation’s outstanding preferred and common stock are subject to certain restrictions. In addition to these restrictions, in connection with this arrangement, the Corporation will comply with enhanced executive compensation restrictions and continue with current mortgage loan modification programs. Additionally, any increase in the quarterly common stock dividend for the next three years will require the consent of the U.S. government.

184	Bank of America 2008

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.  Controls And Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act), Bank of America’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, Bank of America’s Chief Executive Officer and Chief Financial Officer concluded that Bank of America’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.

Report of Management on Internal Control Over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is set forth on page 108 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 109 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Bank of America 2008	185

Part III
Bank of America Corporation and Subsidiaries

Item 10.  Directors, Executive Officers and Corporate Governance

Information included under the following captions in the Corporation’s proxy statement relating to its 2009 annual meeting of stockholders (the “2009 Proxy Statement”) is incorporated herein by reference:

•	“Item 1: Election of Directors – The Nominees”;
•	“Section 16(a) Beneficial Ownership Reporting Compliance”;
•	“Corporate Governance – Code of Ethics”; and
•	“Corporate Governance – 2008/2009 Bank of America Committee Composition” and “– 2009/2010 Bank of America Committee Composition – Audit Committee”

Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A of this report. Information regarding the Corporation’s directors is set forth in the 2009 Proxy Statement under the caption “The Nominees.”

Item 11.  Executive Compensation

Information included under the following captions in the 2009 Proxy Statement is incorporated herein by reference:

•	“Compensation Discussion and Analysis”;
•	“Executive Compensation”;
•	“Corporate Governance – Director Compensation”;
•	“Compensation and Benefits Committee Report”; and
•	“Compensation and Benefits Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included under the following caption in the 2009 Proxy Statement is incorporated herein by reference:

•	“Stock Ownership.”

The following table presents information on equity compensation plans at December 31, 2008:

	Number of Shares to be Issued Under Outstanding Options and Rights (1,3)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	228,983,437	$40.41	234,641,282
Plan not approved by shareholders	—	—	—
Total equity compensation plans	228,983,437	$40.41	234,641,282
(1)	Includes 16,950,873 unvested restricted stock units.
(2)	Does not take into account unvested restricted stock units.
(3)

In addition to the securities presented in the table above, there were outstanding options to purchase 20,396,493 shares of the Corporation’s common stock granted to employees of predecessor companies assumed in mergers. The weighted average option price of the assumed options was $70.92 at December 31, 2008. Also, there were 49,634 outstanding restricted stock units granted to employees of predecessor companies assumed in mergers.

For additional information on Bank of America’s equity compensation plans see Note 17 – Stock-Based Compensation Plans to the Consolidated Financial Statements beginning on page 165 which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information included under the following captions in the 2009 Proxy Statement is incorporated herein by reference:

•	“Certain Transactions”; and
•	“Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

Information included under the following caption in the 2009 Proxy Statement is incorporated herein by reference:

•

“Item 2: Ratification of the Independent Registered Public Accounting Firm for 2009 – Fees to Independent Registered Public Accounting Firm for 2008 and 2007” and “– Pre-Approval Policies and Procedures.”

186	Bank of America 2008

Part IV
Bank of America Corporation and Subsidiaries

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:
(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Balance Sheet at December 31, 2008 and 2007
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(2)	Schedules:
None
(3)

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5, including executive compensation plans and arrangements which are listed under Exhibit Nos. 10(a) through 10(tt)).

With the exception of the information expressly incorporated herein by reference, the 2009 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

Bank of America 2008	187

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009

Bank of America Corporation

By:	*/s/ Kenneth D. Lewis
Kenneth D. Lewis Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Kenneth D. Lewis Kenneth D. Lewis	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2009

*/s/ Joe L. Price Joe L. Price	Chief Financial Officer (Principal Financial Officer)	February 27, 2009

*/s/ Craig R. Rosato Craig R. Rosato	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

*/s/ William Barnet, III William Barnet, III	Director	February 27, 2009

*/s/ Frank P. Bramble, Sr. Frank P. Bramble, Sr.	Director	February 27, 2009

*/s/ Virgis W. Colbert Virgis W. Colbert	Director	February 27, 2009

*/s/ John T. Collins John T. Collins	Director	February 27, 2009

*/s/ Gary L. Countryman Gary L. Countryman	Director	February 27, 2009

*/s/ Tommy R. Franks Tommy R. Franks	Director	February 27, 2009

*/s/ Charles K. Gifford Charles K. Gifford	Director	February 27, 2009

188	Bank of America 2008

Signature	Title	Date

*/s/ Monica C. Lozano Monica C. Lozano	Director	February 27, 2009

*/s/ Walter E. Massey Walter E. Massey	Director	February 27, 2009

*/s/ Thomas J. May Thomas J. May	Director	February 27, 2009

*/s/ Partricia E. Mitchell Patricia E. Mitchell	Director	February 27, 2009

*/s/ Joseph W. Prueher Joseph W. Prueher	Director	February 27, 2009

*/s/ Charles O. Rossotti Charles O. Rossotti	Director	February 27, 2009

*/s/ Thomas M. Ryan Thomas M. Ryan	Director	February 27, 2009

*/s/ O. Temple Sloan, Jr. O. Temple Sloan, Jr.	Director	February 27, 2009

*/s/ Robert L. Tillman Robert L. Tillman	Director	February 27, 2009

*/s/ Jackie M. Ward Jackie M. Ward	Director	February 27, 2009

*By: /s/ Teresa M. Brenner Teresa M. Brenner Attorney-in-Fact

Bank of America 2008	189

INDEX TO EXHIBITS

Exhibit No.	Description
2(a)

Agreement and Plan of Merger dated as of September 15, 2008 by and between Merrill Lynch & Co., Inc. and the registrant, incorporated by reference to Exhibit 2.1 of registrant’s Current Report on Form 8-K filed September 18, 2008.

3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof.
(b)	Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.2 of registrant’s Current Report on Form 8-K filed December 15, 2008.
4(a)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company, pursuant to which registrant issued its 5 7/8% Senior Notes, due 2009; its 6 1/4% Senior Notes, due 2012; its 4 7/8% Senior Notes due 2012; its 5 1/8% Senior Notes, due 2014; its 4 7/8% Senior Notes, due 2013; its 4¼% Senior Notes, due 2010; its 4 3/8% Senior Notes, due 2010; its 3 3/8% Senior Notes, due 2009; its 4 5/8% Senior Notes, due 2014; its 5 3/8% Senior Notes, due June 2014; its 4¼% Senior Notes, due October 2010; its 4% Senior Notes, due 2015; its Floating Rate Senior Notes, due 2010; its 4 3/4% Senior Notes, due 2015; its 4 1/2% Senior Notes, due 2010; its Three-Month LIBOR Floating Rate Notes, due March 2009; its 5.38% Senior Notes, due August 2011; its Three-Month LIBOR Floating Rate Notes, due August 2011; its Three-Month PRIME Floating Rate Notes, due September 2009; its Three-Month LIBOR Floating Rate Notes, due September 2009; its 5.63% Senior Notes, due October 2016; its Three-Month LIBOR Floating Rate Notes, due November 2009; its Three-Month LIBOR Floating Rate Senior Notes, due August 2010; its 6.00% Senior Notes, due September 2017; its 5.375% Senior Notes due September 2012; its Floating Rate Senior Notes, due September 2012; its 5.75% Senior Notes, due December 2017; its Floating Rate Callable Senior Notes, due February 2010; its Floating Rate Callable Senior Notes, due May 2010; its Floating Rate Callable Senior Notes, due December 2010; and its Senior Medium-Term Notes, Series F, G, H, I, J and K, incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533); First Supplemental Indenture thereto dated as of September 18, 1998, between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed November 18, 1998; Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K filed June 14, 2001; Third Supplemental Indenture thereto dated as of July 28, 2004, between registrant and The Bank of New York, incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed August 27, 2004; Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York, incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852); and Fifth Supplemental Indenture dated as of December 1, 2008 between the registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed December 5, 2008.

(b)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; its 7.80% Subordinated Notes, due 2016; its 6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010; its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated Notes, due 2011; its 4 3/4% Subordinated Notes, due 2013; its 5 1/4% Subordinated Notes, due 2015; its 4 3/4% Fixed/Floating Rate Callable Subordinated Notes, due 2019; its 5.75% Subordinated Notes, due August 2016; its Three-month LIBOR Floating Rate Notes, due August 2016; its 5.15% Subordinated Notes, due May 2017; its 6.50% Subordinated Notes, due September 2037; and its Subordinated Medium-Term Notes, Series F, incorporated by reference to Exhibit 4.5 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533); First Supplemental Indenture thereto dated as of August 28, 1998, between registrant and The Bank of New York, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K filed November 18, 1998; and Second Supplemental Indenture thereto dated as of January 25, 2007, between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.3 of registrant’s Registration Statement on Form S-4 (Registration No. 333-141361).

(c)

Amended and Restated Agency Agreement dated as of July 25, 2008, among the registrant, The Bank of New York Mellon, The Bank of New York (Luxembourg) S.A., incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed July 31, 2008.

(d)

Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 333-65750).

(e)

Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form S-3 (Registration No. 333-65750).

(f)

Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant’s Registration Statement on Form S-3 (Registration No. 333-70984).

(g)

First Supplemental Indenture dated as of December 14, 2001 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed December 14, 2001.

Exhibit No.	Description
(h)

Second Supplemental Indenture dated as of January 31, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed January 31, 2002.

(i)

Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed August 9, 2002.

(j)

Fourth Supplemental Indenture dated as of April 30, 2003 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 5 7/8% Junior Subordinated Notes due 2033, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed April 30, 2003.

(k)

Fifth Supplemental Indenture dated as of November 3, 2004 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2034, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed November 3, 2004.

(l)

Sixth Supplemental Indenture dated as of March 8, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 5 5/8% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed March 9, 2005.

(m)

Seventh Supplemental Indenture dated as of August 10, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 5 1/4% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed August 11, 2005.

(n)

Eighth Supplemental Indenture dated as of August 25, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed August 26, 2005.

(o)

Tenth Supplemental Indenture dated as of March 28, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6 1/4% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(bb) of registrant’s 2006 Annual Report on Form 10-K (the “2006 10-K”).

(p)

Eleventh Supplemental Indenture dated as of May 23, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6 5/8% Junior Subordinated Notes due 2036, incorporated by reference to Exhibit 4(cc) of the 2006 10-K.

(q)

Twelfth Supplemental Indenture dated as of August 2, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6 7/8% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(dd) of the 2006 10-K.

(r)

Thirteenth Supplemental Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Floating Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.6 of registrant’s Current Report on Form 8-K filed February 16, 2007.

(s)

Fourteenth Supplemental Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Fixed Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.7 of registrant’s Current Report on Form 8-K filed February 16, 2007.

(t)

Fifteenth Supplemental Indenture dated as of May 31, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Floating Rate Junior Subordinated Notes due 2056, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K filed June 1, 2007.

(u)	Australian MTN Deed Poll dated as of May 18, 2006 granted by registrant, incorporated by reference to Exhibit 4(zz) of the 2006 10-K.
(v)

Australian and New Zealand Medium Term Note Program Deed Poll dated July 12, 2007 granted by the registrant, incorporated by reference to Exhibit 4(ccc) of the registrant’s 2007 Annual Report on Form 10-K (the “2007 10-K”).

(w)	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(aaa) of the 2006 10-K.
(x)	Global Agency Agreement dated as of July 25, 2007 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch, and Deutsche Bank Luxembourg S.A.
(y)	Supplement to Global Agency Agreement dated as of December 19, 2008 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A.
(z)	Amended and Restated Agency Agreement dated as of December 5, 2008 among B of A Issuance B.V., the registrant, The Bank of New York Mellon and The Bank of New York (Luxembourg) S.A.

Exhibit No.	Description
The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
10(a)

NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant’s 1994 Annual Report on Form 10-K (the “1994 10-K”); Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant’s 1990 Annual Report on Form 10-K (the “1990 10-K”); Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant’s 1991 Annual Report on Form 10-K (the “1991 10-K”); Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s

1992 Annual Report on Form 10-K (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant’s 1994 10-K; Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of registrant’s 1997 Annual Report on Form 10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of registrant’s 1998 Annual Report on Form 10-K (the “1998 10-K”); Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K; Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (the “2001 10-K”); and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(b) of registrant’s 2002 Annual Report on Form 10-K (the “2002 10-K”).*

(b)

NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for Key Employees, incorporated by reference to Exhibit 10(k) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of the 1989 10-K; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of the 1992 10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K.*

(c)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009.*
(d)

NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of the 1992 10-K; and Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K.*

(e)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2009.*
(f)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K.*
(g)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(g) of the registrant’s 2006 10-K.*
(h)

Bank of America Corporation Directors’ Stock Plan, as amended and restated effective January 1, 2002, incorporated by reference to Exhibit 10(j) of the 2001 10-K; Amendment thereto dated April 24, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K; Bank of America Corporation Directors’ Stock Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K; form of Restricted Stock Award agreement, incorporated by reference to Exhibit 10(h) of the registrant’s 2004 Annual Report on Form 10-K (the “2004 10-K”); and Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 14, 2005.*

(i)

Bank of America Corporation 2003 Key Associate Stock Plan, effective January 1, 2003, as amended and restated effective April 1, 2004, incorporated by reference to Exhibit 10(f) of registrant’s Registration Statement on Form S-4 (File No. 333-110924); Amendment thereto dated March 13, 2006 and form of Restricted Stock Units Award Agreement and form of Stock Option Award Agreement, incorporated by reference to Exhibit 10(i) of the registrant’s 2007 10-K, and Amendment thereto dated December 17, 2008, incorporated by reference to Appendix F of Part I to the document included in registrant’s Registration Statement on Form S-4/A (Registration No. 333-153771).*

(j)

Split Dollar Life Insurance Agreement dated as of September 28, 1998 between registrant and J. Steele Alphin, as Trustee under that certain Irrevocable Trust Agreement dated June 23, 1998, by and between Kenneth D. Lewis, as Grantor, and J. Steele Alphin, as Trustee, incorporated by reference to Exhibit 10(ee) of the 1998 10-K; and Amendment thereto dated January 24, 2002, incorporated by reference to Exhibit 10(p) of the 2001 10-K.*

(k)	Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K.*
(l)

FleetBoston Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999, Amendment Five thereto effective January 1, 2000, Amendment Six thereto effective October 10, 2001, Amendment Seven thereto effective February 19, 2002, Amendment Eight thereto effective October 15, 2002, Amendment Nine thereto effective January 1, 2003, Amendment Ten thereto effective October 21, 2003, and Amendment Eleven thereto effective December 31, 2004, incorporated by reference to Exhibit 10(r) of the 2004 10-K.*

(m)	FleetBoston Amended and Restated 1992 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(s) of the 2004 10-K.*

Exhibit No.	Description
(n)

FleetBoston Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective January 1, 2002, Amendment Four thereto effective October 15, 2002, Amendment Five thereto effective January 1, 2003, and Amendment Six thereto effective December 16, 2003, incorporated by reference to Exhibit 10(u) of the 2004 10-K.*

(o)

FleetBoston Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000, Amendment Two thereto effective January 1, 2002, Amendment Three thereto effective January 1, 2003, Amendment Four thereto effective January 1, 2003, and Amendment Five thereto effective December 31, 2004, incorporated by reference to Exhibit 10(v) of the 2004 10-K.*

(p)	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009.*
(q)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2, incorporated by reference to Exhibit 10(x) of the 2004 10-K.*
(r)	Trust Agreement for the FleetBoston Executive Supplemental Plan, incorporated by reference to Exhibit 10(y) of the 2004 10-K.*
(s)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(z) of the 2004 10-K.*
(t)

FleetBoston Directors Deferred Compensation and Stock Unit Plan, as amended by an amendment thereto effective as of July 1, 2000, a Second Amendment thereto effective as of January 1, 2003, a Third Amendment thereto dated April 14, 2003, and a Fourth Amendment thereto effective January 1, 2004, incorporated by reference to Exhibit 10(aa) of the 2004 10-K.*

(u)	FleetBoston 1996 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(bb) of the 2004 10-K.*
(v)

BankBoston Corporation and its Subsidiaries Deferred Compensation Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto, an Instrument thereto (providing for the cessation of accruals effective December 31, 2000) and an Amendment thereto dated December 24, 2001, incorporated by reference to Exhibit 10(cc) of the 2004 10-K.*

(w)

BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment and a Fourth Amendment thereto, incorporated by reference to Exhibit 10(dd) of the 2004 10-K.*

(x)	Description of BankBoston Supplemental Life Insurance Plan, incorporated by reference to Exhibit 10(ee) of the 2004 10-K.*
(y)

BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment thereto (assumed by FleetBoston on October 1, 1999) and an Instrument thereto, incorporated by reference to Exhibit 10(ff) of the 2004 10-K.*

(z)	Description of BankBoston Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(gg) of the 2004 10-K.*
(aa)	BankBoston Director Stock Award Plan, incorporated by reference to Exhibit 10(hh) of the 2004 10-K.*
(bb)	BankBoston Directors Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(ii) of the 2004 10-K.*
(cc)	BankBoston, N.A. Directors’ Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(jj) of the 2004 10-K.*
(dd)	BankBoston 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001, incorporated by reference to Exhibit 10(kk) of the 2004 10-K.*
(ee)	Description of BankBoston Director Retirement Benefits Exchange Program, incorporated by reference to Exhibit 10(ll) of the 2004 10-K.*
(ff)

Employment Agreement, dated as of March 14, 1999, between FleetBoston and Charles K. Gifford, as amended by an amendment thereto effective as of February 7, 2000, a Second Amendment thereto effective as of April 22, 2002, and a Third Amendment thereto effective as of October 1, 2002, incorporated by reference to Exhibit 10(mm) of the 2004 10-K.*

(gg)	Form of Change in Control Agreement entered into with Charles K. Gifford, incorporated by reference to Exhibit 10(nn) of the 2004 10-K.*
(hh)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment, incorporated by reference to Exhibit 10(oo) of the 2004 10-K.*
(ii)

Retirement Agreement dated January 26, 2005 between Bank of America Corporation and Charles K. Gifford, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 26, 2005.*

(jj)	Amendment to various FleetBoston stock option awards, dated March 25, 2004, incorporated by reference to Exhibit 10(ss) of the 2004 10-K.*
(kk)	MBNA Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.*
(ll)	Supplemental Executive Insurance Plan, as amended and restated effective January 1, 2005.*
(mm)	MBNA Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005.*
(nn)

MBNA Corporation 1997 Long Term Incentive Plan, as amended effective April 24, 2000 and restated, as adjusted for July 2002 stock split and as further amended effective April 15, 2005 and restated, and Amendment thereto dated December 15, 2006.*

(oo)	Cancellation Agreement dated June 19, 2008 between Bank of America Corporation and Bruce L. Hammonds.*

Exhibit No.	Description
(pp)	Executive Non-Competition Agreement dated August 9, 1999 among Richard K. Struthers, MBNA Corporation and MBNA America Bank, N.A.*
(qq)	Agreement Regarding Participation in the MBNA Corporation Supplemental Executive Retirement Plan dated December 22, 2008 between Bank of America Corporation and Richard K. Struthers.*
(rr)	Merrill Lynch & Co., Inc. Employee Stock Compensation Plan.*
(ss)

Amendment to various plans as required to the extent necessary to comply with Section III of the Emergency Economic Stabilization Act of 2008 (EESA) and form of waiver for any changes to compensation or benefits required to comply with the EESA, all in connection with the registrant’s October 26, 2008 participation in the U.S. Department of Treasury’s Troubled Assets Relief Program.*

(tt)

Further amendment to various plans and further form of waiver for any changes to compensation or benefits in connection with the registrant’s January 15, 2009 participation in the U.S. Department of Treasury’s Troubled Assets Relief Program.*

(uu)

Letter Agreement, dated October 26, 2008, between the registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series N and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K filed October 30, 2008.

(vv)

Letter Agreement, dated January 9, 2009, between the registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series Q and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K filed January 13, 2009.

(ww)

Securities Purchase Agreement, dated January 15, 2009, between the registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series R and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K filed January 22, 2009.

(xx)	Summary of Terms, dated January 15, 2009, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K filed January 22, 2009.
12	Ratio of Earnings to Fixed Charges.
Ratio of Earnings to Fixed Charges and Preferred Dividends.
21	List of Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.
24(a)	Power of Attorney.
(b)	Corporate Resolution.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit is a management contract or a compensatory plan or arrangement.