Form 10-Q
period 2009-03-31
BANK OF AMERICA CORP /DE/
filed 2009-05-07
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes  ✓    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes        No

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

Yes        No  ✓

On April 30, 2009, there were 6,402,966,457 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation March 31, 2009 Form 10-Q

Part 1. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2009	2008

Interest income
Interest and fees on loans and leases	$13,349	$14,415
Interest on debt securities	3,830	2,774
Federal funds sold and securities borrowed or purchased under agreements to resell	1,155	1,208
Trading account assets	2,428	2,364
Other interest income	1,394	1,098

Total interest income	22,156	21,859

Interest expense
Deposits	2,543	4,588
Short-term borrowings	2,221	4,142
Trading account liabilities	579	840
Long-term debt	4,316	2,298

Total interest expense	9,659	11,868

Net interest income	12,497	9,991

Noninterest income
Card income	2,865	3,639
Service charges	2,533	2,397
Investment and brokerage services	2,963	1,340
Investment banking income	1,055	476
Equity investment income	1,202	1,054
Trading account profits (losses)	5,201	(1,783)
Mortgage banking income	3,314	451
Insurance income	688	197
Gains on sales of debt securities	1,498	225
Other income (loss) (includes $371 of debt other-than-temporary-impairment losses for 2009)	1,942	(916)

Total noninterest income	23,261	7,080

Total revenue, net of interest expense	35,758	17,071

Provision for credit losses	13,380	6,010

Noninterest expense
Personnel	8,768	4,726
Occupancy	1,128	849
Equipment	622	396
Marketing	521	637
Professional fees	405	285
Amortization of intangibles	520	446
Data processing	648	563
Telecommunications	327	260
Other general operating	3,298	931
Merger and restructuring charges	765	170

Total noninterest expense	17,002	9,263

Income before income taxes	5,376	1,798
Income tax expense	1,129	588

Net income	$4,247	$1,210

Preferred stock dividends	1,433	190

Net income available to common shareholders	$2,814	$1,020

Per common share information
Earnings	$0.44	$0.23
Diluted earnings	0.44	0.23
Dividends paid	0.01	0.64

Average common shares issued and outstanding (in thousands)	6,370,815	4,427,823

Average diluted common shares issued and outstanding (in thousands)	6,431,027	4,461,201

  See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet

(Dollars in millions)	March 31 2009	December 31 2008

Assets
Cash and cash equivalents	$173,460	$32,857
Time deposits placed and other short-term investments	23,947	9,570
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $45,342 and $2,330 measured at fair value and $153,044 and $82,099 pledged as collateral)	153,230	82,478
Trading account assets (includes $74,662 and $69,348 pledged as collateral)	203,131	159,522
Derivative assets	137,311	62,252
Debt securities:
Available-for-sale (includes $127,234 and $158,939 pledged as collateral)	254,194	276,904
Held-to-maturity, at cost (fair value - $6,563 and $685)	8,444	685

Total debt securities	262,638	277,589

Loans and leases (includes $7,355 and $5,413 measured at fair value and $196,152 and $166,891 pledged as collateral)	977,008	931,446
Allowance for loan and lease losses	(29,048)	(23,071)

Loans and leases, net of allowance	947,960	908,375

Premises and equipment, net	15,549	13,161
Mortgage servicing rights (includes $14,096 and $12,733 measured at fair value)	14,425	13,056
Goodwill	86,910	81,934
Intangible assets	13,703	8,535
Loans held-for-sale (includes $26,230 and $18,964 measured at fair value)	40,214	31,454
Other assets (includes $40,926 and $29,906 measured at fair value)	249,485	137,160

Total assets	$2,321,963	$1,817,943

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$233,902	$213,994
Interest-bearing (includes $1,682 and $1,717 measured at fair value)	639,616	576,938
Deposits in foreign offices:
Noninterest-bearing	4,133	4,004
Interest-bearing	75,857	88,061

Total deposits	953,508	882,997

Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $27,400 measured at fair value at March 31, 2009)	246,734	206,598
Trading account liabilities	52,993	57,287
Derivative liabilities	76,582	30,709
Commercial paper and other short-term borrowings (includes $946 measured at fair value at March 31, 2009)	185,816	158,056
Accrued expenses and other liabilities (includes $10,575 and $1,978 measured at fair value and $1,357 and $421 of reserve for unfunded lending commitments)	126,030	36,952
Long-term debt (includes $36,169 measured at fair value at March 31, 2009)	440,751	268,292

Total liabilities	2,082,414	1,640,891

Commitments and contingencies (Note 9 - Variable Interest Entities and Note 12 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding – 9,778,142 and 8,202,042 shares	73,277	37,701
Common stock and additional paid-in capital, $0.01 par value; authorized – 10,000,000,000 shares; issued and outstanding – 6,400,949,995 and 5,017,435,592 shares	100,864	76,766
Retained earnings	76,877	73,823
Accumulated other comprehensive income (loss)	(11,164)	(10,825)
Other	(305)	(413)

Total shareholders’ equity	239,549	177,052

Total liabilities and shareholders’ equity	$2,321,963	$1,817,943

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)		Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount			Other

Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803
Net income				1,210			1,210	$1,210
Net changes in available-for-sale debt and marketable equity securities					(1,735)		(1,735)	(1,735)
Net changes in foreign currency translation adjustments					20		20	20
Net changes in derivatives					(316)		(316)	(316)
Employee benefit plan adjustments					18		18	18
Dividends paid:
Common				(2,859)			(2,859)
Preferred				(190)			(190)
Issuance of preferred stock	12,897						12,897
Common stock issued under employee plans and related tax effects		14,925	752			(291)	461

Balance, March 31, 2008	$17,306	4,452,810	$61,080	$79,554	$(884)	$(747)	$156,309	$(803)

Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052
Cumulative adjustment for accounting change – Other-than-temporary impairments on debt securities (2)				71	(71)		-
Net income				4,247			4,247	$4,247
Net changes in available-for-sale debt and marketable equity securities					(811)		(811)	(811)
Net changes in foreign currency translation adjustments					66		66	66
Net changes in derivatives					412		412	412
Employee benefit plan adjustments					65		65	65
Dividends paid:
Common				(64)			(64)
Preferred (3)				(1,033)			(1,033)
Issuance of preferred stock and stock warrants (4)	26,800		3,200				30,000
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Common stock issued under employee plans and related tax effects		8,038	394			108	502
Other	171			(167)			4

Balance, March 31, 2009	$73,277	6,400,950	$100,864	$76,877	$(11,164)	$(305)	$239,549	$3,979

(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.
(2)

Effective January 1, 2009, the Corporation early adopted FSP No. FAS 115-2, FAS 124-2 and EITF 99-20-2. Amounts shown are net-of-tax. For additional information on the adoption of this accounting pronouncement, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities to the Consolidated Financial Statements.

(3)	Excludes $233 million of first quarter 2009 cumulative preferred dividends not declared as of March 31, 2009 and $167 million of accretion of discounts on preferred stock issuances.
(4)

Proceeds from the issuance of Series Q and Series R Preferred Stock were allocated to the preferred stock and warrants on a relative fair value basis. For more information, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Operating activities
Net income	$4,247	$1,210
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	13,380	6,010
Gains on sales of debt securities	(1,498)	(225)
Depreciation and premises improvements amortization	578	328
Amortization of intangibles	520	446
Deferred income tax (benefit) expense	486	(1,041)
Net decrease (increase) in trading and derivative instruments	27,119	(16,061)
Net decrease (increase) in other assets	28,304	(13,350)
Net (decrease) increase in accrued expenses and other liabilities	(10,870)	12,606
Other operating activities, net	(7,469)	6,245

Net cash provided by (used in) operating activities	54,797	(3,832)

Investing activities
Net decrease in time deposits placed and other short-term investments	19,336	2,966
Net decrease in federal funds sold and securities borrowed or purchased under agreements to resell	68,072	9,263
Proceeds from sales of available-for-sale debt securities	53,309	26,477
Proceeds from paydowns and maturities of available-for-sale debt securities	13,871	5,194
Purchases of available-for-sale debt securities	(6,576)	(35,134)
Proceeds from maturities of held-to-maturity debt securities	280	46
Purchases of held-to-maturity debt securities	(8)	(460)
Proceeds from sales of loans and leases	565	16,245
Other changes in loans and leases, net	(6,636)	(21,443)
Net purchases of premises and equipment	(531)	(431)
Proceeds from sales of foreclosed properties	417	33
Cash received upon acquisition, net	31,804	-
Other investing activities, net	2,708	(953)

Net cash provided by investing activities	176,611	1,803

Financing activities
Net decrease in deposits	(27,596)	(8,108)
Net decrease in federal funds purchased and securities loaned or sold under agreements to repurchase	(71,444)	(1,697)
Net decrease in commercial paper and other short-term borrowings	(10,135)	(233)
Proceeds from issuance of long-term debt	24,246	7,774
Retirement of long-term debt	(34,711)	(7,618)
Proceeds from issuance of preferred stock	30,000	12,897
Proceeds from issuance of common stock	-	46
Cash dividends paid	(1,097)	(3,049)
Excess tax benefits of share-based payments	-	16
Other financing activities, net	11	(6)

Net cash (used in) provided by financing activities	(90,726)	22

Effect of exchange rate changes on cash and cash equivalents	(79)	(12)

Net increase (decrease) in cash and cash equivalents	140,603	(2,019)
Cash and cash equivalents at January 1	32,857	42,531

Cash and cash equivalents at March 31	$173,460	$40,512

  During the three months ended March 31, 2009 the Corporation transferred credit card loans of $8.5 billion and the related allowance for loan and lease losses of $750 million in exchange for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation.

  During the three months ended March 31, 2009 the Corporation transferred $1.7 billion of auction rate securities from trading account assets to AFS debt securities.

  The fair values of noncash assets acquired and liabilities assumed in the Merrill Lynch acquisition were $619.0 billion and $626.7 billion.

  Approximately 1.4 billion shares of common stock valued at approximately $20.5 billion and 376 thousand shares of preferred stock valued at approximately $8.6 billion were issued in connection with the Merrill Lynch acquisition.

  See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

On January 1, 2009, Bank of America Corporation and its subsidiaries (the Corporation) acquired all of the outstanding shares of Merrill Lynch & Co., Inc. (Merrill Lynch) through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion. On July 1, 2008, the Corporation acquired all of the outstanding shares of Countrywide Financial Corporation (Countrywide) through its merger with a subsidiary of the Corporation in exchange for common stock with a value of $4.2 billion. Consequently, Merrill Lynch’s and Countrywide’s results of operations were included in the Corporation’s results from their dates of acquisition. For more information related to the Merrill Lynch and Countrywide acquisitions, see Note 2 – Merger and Restructuring Activity.

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2009, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), FIA Card Services, N.A. and Countrywide Bank, FSB. In addition with the acquisition of Merrill Lynch we acquired Merrill Lynch Bank USA and Merrill Lynch Bank & Trust Co., FSB. Effective April 27, 2009, Countrywide Bank, FSB merged into Bank of America, N.A. This merger had no impact on the Consolidated Financial Statements of the Corporation.

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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Corporation’s 2008 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Proposed and Issued Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). In addition, FSP FAS 157-4 requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. The Corporation elected to early adopt FSP FAS 157-4 effective January 1, 2009 and the adoption did not have a material impact on the Corporation’s financial condition and results of operations. The enhanced disclosures related to FSP FAS 157-4 are included in Note 16 – Fair Value Disclosures.

On April 9, 2009, the FASB issued FSP No. FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 also requires expanded disclosures. The Corporation elected to early adopt FSP FAS 115-2 effective January 1, 2009, resulting in a reduction in other-than-temporary impairment charges recorded in earnings of $277 million, pre-tax, during the first quarter of 2009 and recorded a cumulative-effect adjustment to reclassify $71 million, net-of-tax, from retained earnings to accumulated OCI as of January 1, 2009. FSP FAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities. The expanded disclosures related to FSP FAS 115-2 are included in Note 5 – Securities.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 requires expanded disclosures for all financial instruments as defined by FAS 107 such as loans that are not measured at fair value through earnings. The expanded disclosure requirements for FSP FAS 107-1 are effective for the Corporation’s quarterly financial statements for the three months ended June 30, 2009. The adoption of FSP FAS 107-1 will not impact the Corporation’s financial condition and results of operations.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1) whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. FSP FAS 141R-1 is effective for new acquisitions consummated on or after January 1, 2009. The Corporation applied FSP FAS 141R-1 to its January 1, 2009 acquisition of Merrill Lynch. See Note 2 – Merger and Restructuring Activity for more information on FSP FAS 141R-1.

On September 15, 2008 the FASB released exposure drafts which would amend SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (SFAS 140) and FASB Interpretation (FIN) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46R). As written, the proposed amendments would, among other things, eliminate the concept of a qualifying special purpose entity (QSPE) and change the standards for consolidation of VIEs. The changes would be effective for both existing and newly-created entities as of January 1, 2010. If adopted as written, the amendments would likely result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Consolidated Balance Sheet of the Corporation (e.g., credit card securitization trusts and certain mortgage securitizations). Management is continuing to evaluate the impact the exposure drafts would have on the Corporation’s financial condition and results of operations if adopted as written.

On January 1, 2009, the Corporation adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share (EPS) using the two-class method under SFAS No. 128, “Earnings Per Share.” Additionally, all prior-period EPS data was adjusted retrospectively. The adoption did not have a material impact on the Corporation’s financial condition and results of operations.

On January 1, 2009, the Corporation adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) which requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Corporation’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not impact the Corporation’s financial condition and results of operations. The expanded disclosures related to SFAS 161 are included in Note 4 – Derivatives.

On January 1, 2009, the Corporation adopted FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. The adoption of FSP 140-3 did not have a material impact on the Corporation’s financial condition and results of operations.

On January 1, 2009, the Corporation adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent acquired assets and liabilities, as well as contingent consideration, to be recognized at fair value. SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. The Corporation applied SFAS 141R to its January 1, 2009 acquisition of Merrill Lynch. See Note 2 – Merger and Restructuring Activity for more information on SFAS 141R.

On January 1, 2009, the Corporation adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report noncontrolling (i.e., minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. The adoption of SFAS 160 did not have a material impact on the Corporation’s financial condition and results of operations.

NOTE 2 – Merger and Restructuring Activity

Merrill Lynch

On January 1, 2009, the Corporation acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion, creating a financial services franchise with significantly enhanced wealth management, investment banking and international capabilities. Under the terms of the merger agreement, Merrill Lynch common shareholders received 0.8595 of a share of Bank of America Corporation common stock in exchange for each share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially similar terms. Merrill Lynch convertible preferred stock remains outstanding and is convertible into Bank of America common stock at an equivalent exchange ratio. With the acquisition, the Corporation has one of the largest wealth management businesses in the world with approximately 15,800 financial advisors and more than $1.7 trillion in client assets. Global investment management capabilities include an economic ownership of approximately 50 percent in BlackRock, Inc. (BlackRock), a publicly traded investment management company. In addition, the acquisition adds strengths in debt and equity underwriting, sales and trading, and merger and acquisition advice, creating significant opportunities to deepen relationships with corporate and institutional clients around the globe. Merrill Lynch’s results of operations were included in the Corporation’s results beginning January 1, 2009.

The Merrill Lynch merger is being accounted for under the acquisition method of accounting in accordance with SFAS 141R. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the Merrill Lynch acquisition date as summarized in the following table. Preliminary goodwill of $5.0 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the Merrill Lynch wealth management and corporate and investment banking businesses with the Corporation’s capabilities in consumer and commercial banking as well as the economies of scale expected from combining the operations of the two companies. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of Merrill Lynch’s assets and liabilities.

Merrill Lynch Preliminary Purchase Price Allocation

(Dollars in billions, except per share amounts)
Purchase price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595

The Corporation’s common shares issued (in millions)	1,375
Purchase price per share of the Corporation’s common stock (1)	$14.08

Total value of the Corporation’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock (2)	8.6
Fair value of outstanding employee stock awards	1.1

Total purchase price	29.1
Preliminary allocation of the purchase price
Merrill Lynch stockholders’ equity	19.9
Merrill Lynch goodwill and intangible assets	(2.6)

Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Derivatives and securities	(1.1)
Loans	(6.4)
Intangible assets (3)	5.7
Other assets	(1.4)
Long-term debt	15.5

Pre-tax total adjustments	12.3
Deferred income taxes	(5.5)

After-tax total adjustments	6.8

Fair value of net assets acquired	24.1

Preliminary goodwill resulting from the Merrill Lynch merger (4)	$5.0

(1)

The value of the shares of common stock exchanged with Merrill Lynch shareholders was based upon the closing price of the Corporation’s common stock at December 31, 2008, the last trading day prior to the date of acquisition.

(2)	Represents Merrill Lynch’s preferred stock exchanged for Bank of America preferred stock having substantially similar terms and also includes $1.5 billion of convertible preferred stock.
(3)

Consists of trade name of $1.2 billion and customer relationship and core deposit intangibles of $4.5 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles which will be primarily amortized on a straight-line basis.

(4)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill was allocated to Global Wealth & Investment Management and Global Markets.

Preliminary Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the preliminary values assigned to Merrill Lynch’s net assets as of the acquisition date.

(Dollars in billions)	January 1, 2009

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$138.8
Trading account assets	87.9
Derivative assets	97.1
Investment securities	70.5
Loans and leases	55.6
Intangible assets	5.7
Other assets	195.2

Total assets	$650.8

Liabilities
Deposits	$98.1
Federal funds purchased and securities loaned or sold under agreements to repurchase	111.6
Trading account liabilities	18.1
Derivative liabilities	72.0
Commercial paper and other short-term borrowings	37.9
Accrued expenses and other liabilities	99.6
Long-term debt	189.4

Total liabilities	626.7

Fair value of net assets acquired (1)	$24.1

(1)	The fair value of net assets acquired excludes preliminary goodwill resulting from the Merrill Lynch merger of $5.0 billion.

The fair value of net assets acquired includes preliminary fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. These fair value adjustments were determined using incremental spread impacts for credit and liquidity risk which are part of the rate used to discount contractual cash flows. However, the Corporation believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the requirements of SOP 03-3. Receivables acquired that were not subject to the requirements of SOP 03-3 include non-impaired loans and customer receivables with a preliminary fair value and gross contractual amounts receivable of $152.2 billion and $159.8 billion at the time of acquisition. For more information on the SOP 03-3 portfolio, see Note 6 – Outstanding Loans and Leases.

Contingencies

The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. Merrill Lynch has been named as a defendant in various pending legal actions and proceedings arising in connection with its activities as a global diversified financial services institution. Some of these legal actions and proceedings include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. Due to the number of variables and assumptions involved in assessing the possible outcome of these legal actions, sufficient information does not exist to reasonably estimate the fair value of these contingent liabilities. As such, these contingences have been measured in accordance with SFAS No. 5, “Accounting for Contingencies”. For further information, see Note 12 – Commitments and Contingencies.

In connection with the Merrill Lynch acquisition, on January 1, 2009, the Corporation recorded certain guarantees, primarily standby liquidity facilities and letters of credit, with a fair value of approximately $1.0 billion. At the time of acquisition the maximum amount that could be drawn from these guarantees ranged from $0 to approximately $20.0 billion.

Countrywide

On July 1, 2008, the Corporation acquired Countrywide through its merger with a subsidiary of the Corporation. Under the terms of the agreement, Countrywide shareholders received 0.1822 of a share of Bank of America Corporation common stock in exchange for each share of Countrywide common stock. The acquisition of Countrywide significantly expanded the Corporation’s mortgage originating and servicing capabilities, making it a leading mortgage originator and servicer. As provided by the merger agreement, 583 million shares of Countrywide common stock were exchanged for 107 million shares of the Corporation’s common stock. Countrywide’s results of operations were included in the Corporation’s results beginning July 1, 2008.

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

Unaudited Pro Forma Condensed Combined Financial Information

If the Merrill Lynch and Countrywide mergers had been completed on January 1, 2008, total revenue, net of interest expense would have been $21.4 billion, net income (loss) from continuing operations would have been $(1.4) billion, and basic and diluted earnings (loss) per common share would have been $(0.34) for the three months ended March 31, 2008. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, securities and issued debt. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, asset dispositions, share repurchases, or other factors. For the three months ended March 31, 2009, Merrill Lynch contributed $10.0 billion in revenue, net of interest expense, and $3.7 billion in net income before certain merger-related costs and revenue opportunities which were realized in legacy Bank of America legal entities.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation, Merrill Lynch, Countrywide, LaSalle and U.S. Trust Corporation. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges.

	Three Months Ended March 31
(Dollars in millions)	2009 (1)	2008 (2)

Severance and employee-related charges	$491	$45
Systems integrations and related charges	192	90
Other	82	35

Total merger and restructuring charges	$765	$170

(1)	Included for the three months ended March 31, 2009 are merger-related charges of $513 million, $193 million and $59 million related to the Merrill Lynch, Countrywide and LaSalle mergers, respectively.
(2)	Included for the three months ended March 31, 2008 are merger-related charges of $129 million and $41 million related to the LaSalle and U.S. Trust Corporation mergers.

During the three months ended March 31, 2009, the $513 million merger-related charges for the Merrill Lynch acquisition included $432 million for severance and other employee-related costs, $38 million of system integration costs and $43 million in other merger-related costs.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for the three months ended March 31, 2009 and 2008.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2009	2008	2009	2008

Balance, January 1	$523	$377	$86	$108
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	382	-
Countrywide	-	-	60	-
LaSalle	-	87	(1)	31
U.S. Trust Corporation	-	-	-	13
Cash payments	(192)	(59)	(135)	(55)

Balance, March 31	$331	$405	$392	$97

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.
(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

n/a = not applicable

As of December 31, 2008, there were $523 million of exit cost reserves related to the Countrywide, LaSalle and U.S. Trust Corporation acquisitions, including $347 million for severance, relocation and other employee-related costs and $176 million for contract terminations. During the three months ended March 31, 2009, there were no increases to the exit cost reserves. Cash payments of $192 million during the three months ended March 31, 2009 consisted of $122 million in severance, relocation and other employee-related costs and $70 million in contract terminations. Exit costs were not recorded in purchase accounting for the Merrill Lynch acquisition in accordance with SFAS 141R.

As of December 31, 2008, there were $86 million of restructuring reserves related to the Countrywide, LaSalle and U.S. Trust Corporation acquisitions related to severance and other employee-related costs. During the three months ended March 31, 2009, $441 million was added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Cash payments of $135 million during the three months ended March 31, 2009 were all related to severance and other employee-related costs.

Payments under exit cost and restructuring reserves associated with the U.S. Trust Corporation acquisition will be substantially completed in 2009 while payments associated with the LaSalle, Countrywide and Merrill Lynch acquisitions will continue into 2010.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at March 31, 2009 and December 31, 2008.

(Dollars in millions)	March 31 2009	December 31 2008

Trading account assets
U.S. government and agency securities (1)	$76,575	$84,660
Corporate securities, trading loans and other	59,721	34,056
Equity securities	28,006	20,258
Foreign sovereign debt	18,647	13,614
Mortgage trading loans and asset-backed securities	20,182	6,934

Total trading account assets	$203,131	$159,522

Trading account liabilities
U.S. government and agency securities	$23,643	$32,850
Equity securities	15,946	12,128
Foreign sovereign debt	7,985	7,252
Corporate securities and other	5,419	5,057

Total trading account liabilities	$52,993	$57,287

(1)	Includes $45.4 billion and $52.6 billion at March 31, 2009 and December 31, 2008 of government-sponsored enterprise obligations.

NOTE 4 – Derivatives

The Corporation designates derivatives as trading derivatives, economic hedges, or as derivatives used for SFAS 133 accounting purposes. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Derivative Balances

The Corporation enters into derivatives to facilitate client transactions, for proprietary trading purposes and to manage risk exposures. The following table identifies derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2009 and December 31, 2008. Balances are provided on a gross basis, prior to the application of the impact of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	March 31, 2009

		Gross Derivative Assets			Gross Derivative Liabilities

(Dollars in billions)	Contract/ Notional (1)	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total

Interest rate contracts
Swaps	$49,870.2	$1,815.4	$7.4	$1,822.8	$1,769.4	$-	$1,769.4
Futures and forwards	8,961.3	10.2	-	10.2	10.3	-	10.3
Written options	2,858.9	0.1	-	0.1	107.7	-	107.7
Purchased options	2,818.2	112.4	-	112.4	0.7	-	0.7
Foreign exchange contracts
Swaps	647.2	28.2	4.1	32.3	38.0	1.1	39.1
Spot, futures and forwards	2,042.6	50.5	0.2	50.7	50.3	-	50.3
Written options	626.2	-	-	-	29.5	-	29.5
Purchased options	612.6	30.9	-	30.9	-	-	-
Equity contracts
Swaps	58.3	4.1	-	4.1	2.5	-	2.5
Futures and forwards	1,062.0	6.3	-	6.3	5.1	-	5.1
Written options	602.6	4.8	-	4.8	69.4	-	69.4
Purchased options	380.1	55.8	-	55.8	2.7	0.2	2.9
Commodity contracts
Swaps	122.0	37.8	0.1	37.9	34.7	0.1	34.8
Futures and forwards	1,501.5	12.0	0.1	12.1	11.5	-	11.5
Written options	68.6	-	-	-	14.3	-	14.3
Purchased options	140.4	14.7	-	14.7	-	-	-
Credit derivatives
Purchased protection:
Credit default swaps	2,825.1	356.0	-	356.0	9.3	-	9.3
Total return swaps/other	22.9	3.0	-	3.0	0.1	-	0.1
Written protection:
Credit default swaps	2,773.4	10.6	-	10.6	351.0	-	351.0
Total return swaps/other	42.4	0.4	-	0.4	11.2	-	11.2

Gross derivative assets/liabilities		$2,553.2	$11.9	2,565.1	$2,517.7	$1.4	2,519.1
Less: Legally enforceable master netting agreements				(2,355.0)			(2,355.0)
Less: Cash collateral applied				(72.8)			(87.5)

Total derivative assets/liabilities				$137.3			$76.6

(1) Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

(2) Excludes $2.8 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2008

		Gross Derivative Assets			Gross Derivative Liabilities

(Dollars in billions)	Contract/ Notional (1)	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total

Interest rate contracts
Swaps	$26,577.4	$1,213.2	$2.2	$1,215.4	$1,186.0	$-	$1,186.0
Futures and forwards	4,432.1	5.1	-	5.1	7.9	-	7.9
Written options	1,731.1	0.1	-	0.1	61.9	-	61.9
Purchased options	1,656.6	60.2	-	60.2	0.8	-	0.8
Foreign exchange contracts
Swaps	438.9	17.5	3.6	21.1	20.5	1.3	21.8
Spot, futures and forwards	1,376.5	52.3	-	52.3	51.3	-	51.3
Written options	199.8	-	-	-	7.5	-	7.5
Purchased options	175.7	8.0	-	8.0	-	-	-
Equity contracts
Swaps	34.7	1.8	-	1.8	1.0	-	1.0
Futures and forwards	14.1	0.3	-	0.3	0.1	-	0.1
Written options	214.1	5.2	-	5.2	28.7	-	28.7
Purchased options	217.5	27.4	-	27.4	2.9	0.1	3.0
Commodity contracts
Swaps	2.1	2.4	-	2.4	2.1	-	2.1
Futures and forwards	9.6	1.2	-	1.2	1.0	-	1.0
Written options	17.6	-	-	-	3.8	-	3.8
Purchased options	15.6	3.7	-	3.7	-	-	-
Credit derivatives
Purchased protection:
Credit default swaps	1,025.9	125.7	-	125.7	3.4	-	3.4
Total return swaps	6.6	1.8	-	1.8	0.2		0.2
Written protection:
Credit default swaps	1,000.0	3.4	-	3.4	118.8	-	118.8
Total return swaps	6.2	0.4	-	0.4	0.1	-	0.1

Gross derivative assets/liabilities		$1,529.7	$5.8	1,535.5	$1,498.0	$1.4	1,499.4
Less: Legally enforceable master netting agreements				(1,438.4)			(1,438.4)
Less: Cash collateral applied				(34.8)			(30.3)

Total derivative assets/liabilities				$62.3			$30.7

(1) Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

(2) Excludes $2.0 billion of long-term debt designated as a hedge of foreign currency risk.

ALM and Risk Management Derivatives

The Corporation’s ALM and risk management activities include the use of derivatives to mitigate risk to the Corporation including both derivatives that are designated as SFAS 133 accounting hedges and economic hedges. Interest rate, commodity, credit and foreign exchange contracts are utilized in the Corporation’s ALM and risk management activities.

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

Interest rate and market risk can be substantial in the mortgage business. To hedge interest rate risk in mortgage banking production income the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and euro-dollar futures as economic hedges of the fair value of mortgage servicing rights. For additional information on mortgage servicing rights, see Note 17 – Mortgage Servicing Rights.

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

The Corporation enters into derivative commodity contracts such as futures, swaps, options and forwards as well as non-derivative commodity contracts to provide price risk management services to customers or to manage price risk associated with its physical and financial commodity positions. The non-derivative commodity contracts and physical inventories of commodities expose the Corporation to earnings volatility. Cash flow and fair value hedging provide a method to mitigate a portion of this earnings volatility.

The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps, total return swaps and swaptions. These derivatives are accounted for as economic hedges and changes in fair value are recorded in other income.

Derivatives Designated as SFAS 133 Hedging Instruments

The Corporation uses various types of interest rate, commodity and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates, exchange rates and commodity prices (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts that typically settle in 90 days as well as by issuing foreign-denominated debt.

The following table summarizes certain information related to the Corporation’s fair value derivative hedges accounted for under SFAS 133 for the three months ended March 31, 2009 and 2008.

	Amounts Recognized in Income for the Three Months Ended

	March 31, 2009			March 31, 2008

(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

SFAS 133 fair value hedges
Interest rate risk on long-term borrowings (1)	$(921)	$805	$(116)	$1,360	$(1,309)	$51
Interest rate and foreign currency risk on long-term borrowings (1)	(743)	759	16	2,253	(2,243)	10
Commodity price risk on commodity inventory (2)	56	(58)	(2)	n/a	n/a	n/a

Total	$(1,608)	$1,506	$(102)	$3,613	$(3,552)	$61

(1)	Amounts are recorded in interest expense on long-term debt.
(2)	Amounts are recorded in trading account profits (losses).

n/a = not applicable

The following table summarizes certain information related to the Corporation’s cash flow and net investment hedges accounted for under SFAS 133 for the three months ended March 31, 2009 and 2008. During the next 12 months, net losses in accumulated OCI of approximately $814 million ($514 million after-tax) on derivative instruments that qualified as cash flow hedges under SFAS 133 are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

	Three Months Ended March 31

	2009			2008

(Dollars in millions)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)

SFAS 133 cash flow hedges
Interest rate risk on variable rate portfolios (2, 3, 4)	$149	$(409)	$4	$(691)	$(278)	$(3)
Commodity price risk on forecasted purchases and sales (5)	48	3	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	(44)	-	-	(68)	-	-

Total	$153	$(406)	$4	$(759)	$(278)	$(3)

Net investment hedges
Foreign exchange risk (6)	$1,016	$-	$(80)	$54	$-	$(26)

(1)	Amounts related to SFAS 133 cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.
(2)

Losses reclassified from OCI reduced interest income on assets by $42 million and $101 million and increased interest expense $367 million and $177 million during the three months ended March 31, 2009 and 2008 respectively.

(3)

Hedge ineffectiveness of $4 million and $0 were recorded in interest income and $0 and $(3) million were recorded in interest expense during the three months ended March 31, 2009 and 2008, respectively.

(4)

Amounts recognized in OCI on derivatives excludes amounts related to terminated hedges of available-for-sale securities of $71 million and $39 million for the three months ended March 31, 2009 and 2008.

(5)	Gains (losses) reclassified from OCI into income were recorded in trading account profits (losses).
(6)	Amounts recognized in OCI on derivatives excludes $33 million related to long-term debt designated as a net investment hedge for the three months ended March 31, 2009.

n/a = not applicable

Economic Hedges

Derivatives designated as economic hedges are used by the Corporation to reduce certain risk exposure but are not accounted for as qualifying SFAS 133 hedges. The following table presents gains (losses) on these derivatives for the three months ended March 31, 2009 and 2008. These gains (losses) are partially offset by the income or expense that is recorded on the economic hedged item.

	Three Months Ended March 31

(Dollars in millions)	2009	2008
Price risk on mortgage banking production income (1, 2)	$2,255	$44
Interest rate risk on mortgage banking servicing income (1)	211	266
Credit risk on loans and leases (3)	70	338
Interest rate and foreign currency risk on long-term borrowings and other foreign exchange transactions (3)	(1,330)	2,208
Other (3)	15	62
Total	$1,221	$2,918

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.
(2)

Includes gain on interest rate lock commitments related to the origination of mortgage loans that will be held for sale, which are considered derivative instruments, of $2.5 billion and $57 million for the three months ended March 31, 2009 and 2008.

(3)	Gains (losses) on these derivatives are recorded in other income.

Sales and Trading Revenue

The Corporation enters into trading derivatives to facilitate client transactions, for proprietary trading purposes, and to manage risk exposures arising from trading assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which includes derivative and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of our Global Markets business segment. The related sales and trading revenue generated within Global Markets is recorded on different income statement line items including trading account profits (losses) and net interest income as well as other revenue categories. The vast majority of income related to derivative instruments is recorded in trading account profits (losses). The following table identifies the amounts in the income statement line items attributable to trading activities including both derivative and non-derivative cash instruments categorized by primary risk for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31

	2009				2008

(Dollars in millions)	Trading Account Profits	Other Revenues (1)	Net Interest Income	Total	Trading Account Profits (Losses)	Other Revenues (1)	Net Interest Income	Total

Interest rate risk	$2,792	$6	$311	$3,109	$352	$11	$1	$364
Foreign exchange risk	452	-	(8)	444	326	-	7	333
Equity risk	785	564	53	1,402	2	206	91	299
Commodity risk	663	(67)	(60)	536	8	-	1	9
Credit risk	191	(1,216)	1,432	407	(2,281)	(1,235)	927	(2,589)
Other risk	36	48	(81)	3	(9)	21	9	21

Total sales and trading revenue	4,919	(665)	1,647	5,901	(1,602)	(997)	1,036	(1,563)
Non-sales and trading–related revenue (2)	282	n/a	n/a	282	(181)	n/a	n/a	(181)

Total	$5,201	$(665)	$1,647	$6,183	$(1,783)	$(997)	$1,036	$(1,744)

(1)	Represents investment and brokerage services and other income that is recorded in Global Markets that the Corporation includes in its definition of sales and trading revenue.
(2)	Includes certain trading account profits (losses) that are not included in Global Markets.

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

Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at March 31, 2009 and December 31, 2008 are summarized as follows. These instruments have been classified as investment and non-investment grade based on the credit quality of the underlying reference obligation.

	March 31, 2009

	Carrying Value

(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Credit default swaps:
Investment grade (1)	$2,763	$22,614	$64,078	$68,483	$157,938
Non-investment grade (2)	6,014	39,499	75,995	71,554	193,062

Total	8,777	62,113	140,073	140,037	351,000

Total return swaps/other:
Investment grade (1)	18	505	235	3,826	4,584
Non-investment grade (2)	60	192	519	5,859	6,630

Total	78	697	754	9,685	11,214

Total credit derivatives	$8,855	$62,810	$140,827	$149,722	$362,214

	Maximum Payout/Notional

Credit default swaps:
Investment grade (1)	$106,872	$321,023	$872,816	$545,709	$1,846,420
Non-investment grade (2)	78,168	229,527	326,543	292,722	926,960

Total	185,040	550,550	1,199,359	838,431	2,773,380

Total return swaps/other:
Investment grade (1)	1,271	1,885	1,653	13,184	17,993
Non-investment grade (2)	623	883	1,067	21,808	24,381

Total	1,894	2,768	2,720	34,992	42,374

Total credit derivatives	$186,934	$553,318	$1,202,079	$873,423	$2,815,754

	December 31, 2008

	Carrying Value

(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Credit default swaps:
Investment grade (1)	$1,039	$13,062	$32,594	$29,153	$75,848
Non-investment grade (2)	1,483	9,222	19,243	13,012	42,960

Total	2,522	22,284	51,837	42,165	118,808

Total return swaps/other:
Investment grade (1)	-	-	-	-	-
Non-investment grade (2)	36	8	-	13	57

Total	36	8	-	13	57

Total credit derivatives	$2,558	$22,292	$51,837	$42,178	$118,865

	Maximum Payout/Notional

Credit default swaps:
Investment grade (1)	$49,535	$169,508	$395,768	$187,075	$801,886
Non-investment grade (2)	17,217	48,829	89,650	42,452	198,148

Total	66,752	218,337	485,418	229,527	1,000,034

Total return swaps/other:
Investment grade (1)	-	-	-	-	-
Non-investment grade (2)	1,178	628	37	4,360	6,203

Total	1,178	628	37	4,360	6,203

Total credit derivatives	$67,930	$218,965	$485,455	$233,887	$1,006,237

(1) The Corporation considers ratings of BBB- or higher as meeting the definition of investment grade. (2) Includes non-rated credit derivative instruments.

For most credit derivatives, the notional value represents the maximum amount payable by the Corporation. However, the Corporation does not exclusively monitor its exposure to credit derivatives based on notional value because this measure does not take into consideration the probability of occurrence. As such, the notional value is not a reliable indicator of the Corporation’s exposure to these contracts. Instead, a risk framework is used to define risk tolerances and establish limits to help ensure that certain credit risk-related losses occur within acceptable, predefined limits.

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional value of written credit protection for which the Corporation held purchased protection with identical underlying referenced names at March 31, 2009 was $307.2 billion and $2.4 trillion compared to $92.4 billion and $819.4 billion at December 31, 2008.

Credit Risk Management of Derivatives and Credit-related Contingent Features

The Corporation executes the majority of its derivative positions in the over-the-counter market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty (where applicable), and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as discussed above, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that aid in enhancing the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation, as well as its counterparties in respect to changes in the Corporation’s creditworthiness. At March 31, 2009, the Corporation had received cash and securities collateral of $85.7 billion and posted cash and securities collateral of $105.4 billion in the normal course of business under derivative agreements.

The Corporation records counterparty credit risk valuation adjustments on certain derivatives assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty in accordance with SFAS 157. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral, and creditworthiness of the counterparty. During the three months ended March 31, 2009 and 2008, valuation adjustments of $185 million and $762 million were recognized as trading account losses for counterparty credit risk. At March 31, 2009, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $13.5 billion.

In addition, the fair value of the Corporation or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three months ended March 31, 2009 and 2008, valuation adjustments of $1.7 billion and $153 million were recognized as trading account profits for changes in the Corporation or its subsidiaries’ credit risk. At March 31, 2009, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $3.2 billion.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS debt and marketable equity securities at March 31, 2009 and December 31, 2008 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, March 31, 2009
U.S. Treasury securities and agency debentures	$4,353	$249	$(9)	$4,593
Mortgage-backed securities:
Agency MBSs	136,194	3,116	(130)	139,180
Agency collateralized mortgage obligations	20,842	365	(51)	21,156
Non-agency MBSs	58,129	1,649	(10,941)	48,837
Foreign securities	5,363	5	(940)	4,428
Corporate/Agency bonds	5,588	37	(1,142)	4,483
Other taxable securities (1)	22,539	61	(653)	21,947
Total taxable securities	253,008	5,482	(13,866)	244,624
Tax-exempt securities	10,142	83	(655)	9,570
Total available-for-sale debt securities	$263,150	$5,565	$(14,521)	$254,194
Available-for-sale marketable equity securities (2)	$17,456	$5,705	$(1,340)	$21,821

Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities and agency debentures	$4,540	$121	$(14)	$4,647
Mortgage-backed securities:
Agency MBSs	191,913	3,064	(146)	194,831
Non-agency MBSs	43,224	860	(9,337)	34,747
Foreign securities	5,675	6	(678)	5,003
Corporate/Agency bonds	5,560	31	(1,022)	4,569
Other taxable securities (1)	24,832	11	(1,300)	23,543
Total taxable securities	275,744	4,093	(12,497)	267,340
Tax-exempt securities	10,501	44	(981)	9,564
Total available-for-sale debt securities	$286,245	$4,137	$(13,478)	$276,904
Available-for-sale marketable equity securities (2)	$18,892	$7,717	$(1,537)	$25,072

(1)	Includes ABS.
(2)

Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet. At March 31, 2009 and December 31, 2008, approximately $16.8 billion and $19.7 billion of the fair value balance, including $5.7 billion and $7.7 billion of unrealized gain on the restricted shares, represents China Construction Bank (CCB) shares.

At March 31, 2009, the amortized cost and fair value of held-to-maturity debt securities was $8.4 billion and $6.6 billion, which includes asset-backed securities that were issued by the Corporation’s credit card securitization trust and retained by the Corporation with an amortized cost of $7.8 billion and a fair value of $5.9 billion. At December 31, 2008, both the amortized cost and fair value of held-to-maturity debt securities was $685 million. The accumulated net unrealized gains (losses) on AFS debt and marketable equity securities included in accumulated OCI were $(2.9) billion and $(2.0) billion, net of the related income tax expense (benefit) of $(1.7) billion and $(1.1) billion. At March 31, 2009 and December 31, 2008, the Corporation had nonperforming AFS debt securities of $270 million and $291 million.

The Corporation obtained certain securities as part of the Merrill acquisition with evidence of deterioration and for which it was probable that all contractually required payments would not be collected. The securities’ par value was approximately $6.6 billion and fair value was approximately $1.8 billion as of the merger date.

The Corporation adopted the provisions of FSP FAS 115-2 as of January 1, 2009. As prescribed by FSP FAS 115-2, for the three months ended March 31, 2009, the Corporation recognized the credit component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in OCI for those securities in which the Corporation does not intend to sell the security and it is more likely than not that the Corporation will not be required to sell the security prior to recovery. Had the Corporation not adopted FSP FAS 115-2, the Corporation would have recognized an additional $277 million, pre-tax, in other-than-temporary impairment charges during the three months ended March 31, 2009. In addition, $71 million, net-of-tax, of other-than-temporary impairment charges previously recorded through earnings were reclassified to OCI with an offset to retained earnings as a cumulative-effect adjustment.

During the three months ended March 31, 2009, the Corporation recorded other-than-temporary impairment losses on AFS debt securities as follows:

(Dollars in millions)	Non-agency MBSs	CDOs (1)	Other	Total
Total other-than-temporary impairment losses (unrealized and realized)	$(361)	$(308)	$(45)	$(714)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	343	-	-	343
Net impairment losses recognized in earnings (3)	$(18)	$(308)	$(45)	$(371)

(1)	Includes CDOs and CDO related securities repurchased from liquidating vehicles.
(2)	Represents the noncredit component impact of the other-than-temporary impairment on AFS debt securities.
(3)	Represents the credit component of the other-than-temporary impairment on AFS debt securities.

Activity related to the credit component recognized in earnings on debt securities held by the Corporation for which a portion of other-than-temporary impairment was recognized in OCI for the three months ended March 31, 2009 is as follows:

(Dollars in millions)	Total
Balance, January 1, 2009	$-
Credit component of other-than-temporary impairment not reclassified to OCI in conjunction with the cumulative effect transition adjustment (1)	22
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	18
Balance, March 31, 2009	$40

(1)

As of January 1, 2009, the Corporation had securities with $134 million of other-than-temporary impairment previously recognized in earnings of which $22 million represented the credit component and $112 million represented the noncredit component which was reclassified back to OCI through a cumulative-effect transition adjustment.

As of March 31, 2009, those debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted entirely of non-agency mortgage-backed securities. The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model. The Corporation estimates the cash flows of the underlying collateral using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third party vendor to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on the impaired debt security are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security.

The Corporation’s discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. Based on the expected cash flows derived from the model, the Corporation expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of March 31, 2009.

		Range
	Weighted average	Minimum	Maximum
Prepayment rates	11.6%	1.5%	25.7%
Default rates	17.5	3.6	46.8
Loss severity	43	13	62

During the three months ended March 31, 2009 and 2008, the Corporation recognized $326 million and $14 million of other-than-temporary impairment losses on AFS marketable equity securities.

The following table presents the current fair value and the associated gross unrealized losses only on investments in securities with gross unrealized losses at March 31, 2009 and December 31, 2008 including debt securities for which a portion of other-than-temporary impairment has been recognized in OCI. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily-impaired available-for-sale debt securities as of March 31, 2009
U.S. Treasury securities and agency debentures	$321	$(9)	$-	$-	$321	$(9)
Mortgage-backed securities:
Agency MBSs	4,764	(128)	222	(2)	4,986	(130)
Agency collateralized mortgage obligations	4,586	(51)	-	-	4,586	(51)
Non-agency MBSs	30,198	(7,102)	7,499	(3,496)	37,697	(10,598)
Foreign securities	942	(792)	1,933	(148)	2,875	(940)
Corporate/Agency bonds	2,364	(992)	891	(150)	3,255	(1,142)
Other taxable securities	10,881	(583)	505	(70)	11,386	(653)
Total taxable securities	54,056	(9,657)	11,050	(3,866)	65,106	(13,523)
Tax-exempt securities	1,203	(84)	6,200	(571)	7,403	(655)
Total temporarily-impaired available-for-sale debt securities	55,259	(9,741)	17,250	(4,437)	72,509	(14,178)
Temporarily-impaired available-for-sale marketable equity securities	4,077	(422)	1,109	(918)	5,186	(1,340)
Total temporarily-impaired available-for-sale securities	$59,336	$(10,163)	$18,359	$(5,355)	$77,695	$(15,518)
Other-than-temporarily impaired available-for-sale debt securities
Mortgage-backed securities:
Non-agency MBSs	575	(159)	331	(184)	906	(343)
Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$59,911	$(10,322)	$18,690	$(5,539)	$78,601	$(15,861)
Temporarily-impaired available-for-sale debt securities as of December 31, 2008
U.S. Treasury securities and agency debentures	$306	$(14)	$-	$-	$306	$(14)
Mortgage-backed securities:
Agency MBSs	2,282	(12)	7,508	(134)	9,790	(146)
Non-agency MBSs	20,068	(6,776)	4,141	(2,561)	24,209	(9,337)
Foreign securities	3,491	(562)	1,126	(116)	4,617	(678)
Corporate/Agency bonds	2,573	(934)	666	(88)	3,239	(1,022)
Other taxable securities	12,870	(1,077)	501	(223)	13,371	(1,300)
Total taxable securities	41,590	(9,375)	13,942	(3,122)	55,532	(12,497)
Tax-exempt securities	6,386	(682)	1,540	(299)	7,926	(981)
Total temporarily-impaired available-for-sale debt securities	47,976	(10,057)	15,482	(3,421)	63,458	(13,478)
Temporarily-impaired available-for-sale marketable equity securities	3,431	(499)	1,555	(1,038)	4,986	(1,537)
Total temporarily-impaired available-for-sale securities	$51,407	$(10,556)	$17,037	$(4,459)	$68,444	$(15,015)

At March 31, 2009, the amortized cost of approximately 16,000 AFS securities, including securities with other-than-temporary impairment in which a portion of the impairment remains in OCI, exceeded their fair value by $15.9 billion. Included in the $15.9 billion of gross unrealized losses on these AFS securities at March 31, 2009, was $10.3 billion of gross unrealized losses that have existed for less than twelve months and $5.5 billion of gross unrealized losses that have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or more, $3.7 billion, or 66 percent, of the gross unrealized loss is related to approximately 200 mortgage-backed securities primarily due to continued deterioration in non-agency MBS values driven by a lack of market liquidity. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of its amortized cost basis. In addition, $918 million, or 17 percent, of the gross unrealized loss is related to approximately 300 AFS marketable equity securities primarily due to the overall decline in the market during the three months ended March 31, 2009 as well as the full year of 2008. The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.

The Corporation had investments in AFS mortgage-backed securities from Fannie Mae, Freddie Mac and Ginnie Mae that exceeded 10 percent of consolidated shareholders’ equity as of March 31, 2009. These investments had market values of $83.8 billion, $29.9 billion and $25.5 billion at March 31, 2009 and total amortized costs of $82.1 billion, $29.2 billion and $24.9 billion, respectively. The Corporation had investments in AFS debt securities from Fannie Mae, Freddie Mac and Ginnie Mae that exceeded 10 percent of consolidated shareholders’ equity as of December 31, 2008. These investments had market values of $104.1 billion, $46.9 billion and $44.6 billion at December 31, 2008 and total amortized costs of $102.9 billion, $46.1 billion and $43.7 billion, respectively.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $127.2 billion and $158.9 billion at March 31, 2009 and December 31, 2008.

The expected maturity distribution of the Corporation’s mortgage-backed securities and the contractual maturity distribution of the Corporation’s other debt securities, and the yields of the Corporation’s AFS debt securities portfolio at March 31, 2009 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2009

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total

(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Fair value of available-for-sale debt securities
U.S. Treasury securities and agency debentures	$151	2.44%	$1,090	4.93%	$2,393	5.10%	$959	5.40%	$4,593	5.03%

Mortgage-backed securities:

Agency MBSs	13	6.08	29,641	5.40	102,504	5.12	7,022	5.24	139,180	5.18
Agency collateralized mortgage obligations	139	1.19	10,153	1.95	10,773	1.77	91	1.44	21,156	1.86

Non-agency MBSs	2,885	5.30	22,422	11.46	13,993	9.39	9,537	4.90	48,837	9.21

Foreign securities	1,081	4.88	3,009	6.12	22	3.30	316	5.98	4,428	5.83

Corporate/Agency bonds	281	4.79	1,824	5.14	2,234	10.91	144	6.37	4,483	8.46

Other taxable securities	10,196	1.30	11,098	6.25	41	4.23	612	3.27	21,947	3.78

Total taxable securities	14,746	2.53	79,237	7.08	131,960	5.44	18,681	5.01	244,624	5.86

Tax-exempt securities (2)	217	5.53	1,464	6.02	2,590	6.49	5,299	6.89	9,570	6.64

Total available-for-sale debt securities	$14,963	2.57	$80,701	7.06	$134,550	5.52	$23,980	5.42	$254,194	5.82

Amortized cost of available-for-sale debt securities	$15,871		$84,886		$134,955		$27,438		$263,150

(1)	Yields are calculated based on the amortized cost of the securities.
(2)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

The components of realized gains and losses on sales of debt securities for the three months ended March 31, 2009 and 2008 were:

	Three months ended March 31
(Dollars in millions)	2009	2008

Gross gains	$1,537	$246
Gross losses	(39)	(21)

Net gains on sales of debt securities	$1,498	$225

The income tax expense attributable to realized net gains on debt securities sales was $554 million and $83 million for the three months ended March 31, 2009 and 2008.

Certain Corporate and Strategic Investments

At March 31, 2009 and December 31, 2008, the Corporation owned approximately 16.7 percent, or 39.1 billion common shares and 19 percent, or 44.7 billion common shares of CCB. During January 2009, the Corporation sold 5.6 billion common shares of our initial investment of 19.1 billion common shares in CCB for a pre-tax gain of approximately $1.9 billion. The remaining initial investment of 13.5 billion common shares is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. These shares became transferable in October 2008. During 2008, under the terms of the purchase option the Corporation increased its ownership by purchasing approximately 25.6 billion common shares, or $9.2 billion of CCB. These recently purchased shares are accounted for at cost, are recorded in other assets and are non-transferable until August 2011. At March 31, 2009 and December 31, 2008, the cost of the CCB investment was $11.1 billion and $12.0 billion and the carrying value was $16.8 billion and $19.7 billion. Dividend income on this investment is recorded in equity investment income.

Additionally, the Corporation owned approximately 171.3 million of preferred shares and 51.3 million of common shares of Banco Itaú Holding Financeira S.A. (Banco Itaú) at March 31, 2009 and December 31, 2008. The Banco Itaú investment is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. Dividend income on this investment is recorded in equity investment income. At both March 31, 2009 and December 31, 2008, the cost of this investment was $2.6 billion and the fair value was $2.5 billion.

At March 31, 2009 and December 31, 2008, the Corporation had a 24.9 percent, or $2.2 billion and $2.1 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

As part of the acquisition of Merrill Lynch, the Corporation acquired an economic ownership in BlackRock, a publicly traded investment company. At March 31, 2009, the Corporation had an approximate 50 percent, or $8.6 billion, economic ownership in BlackRock. This economic ownership is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at March 31, 2009 and December 31, 2008 were:

(Dollars in millions)	March 31 2009	December 31 2008

Consumer
Residential mortgage (1)	$261,583	$248,063
Home equity	157,645	152,483
Discontinued real estate (2)	19,000	19,981
Credit card – domestic	51,309	64,128
Credit card – foreign	16,651	17,146
Direct/Indirect consumer (3)	99,696	83,436
Other consumer (4)	3,297	3,442

Total consumer	609,181	588,679

Commercial
Commercial – domestic (5)	229,779	219,233
Commercial real estate (6)	75,269	64,701
Commercial lease financing	22,017	22,400
Commercial – foreign	33,407	31,020

Total commercial loans	360,472	337,354
Commercial loans measured at fair value (7)	7,355	5,413

Total commercial	367,827	342,767

Total loans and leases	$977,008	$931,446

(1)	Includes foreign residential mortgages of $651 million at March 31, 2009.
(2)

Includes $17.3 billion and $18.2 billion of pay option loans and $1.7 billion and $1.8 billion of subprime loans at March 31, 2009 and December 31, 2008 obtained as part of the acquisition of Countrywide. The Corporation no longer originates these products.

(3)	Includes foreign consumer loans of $7.5 billion and $1.8 billion at March 31, 2009 and December 31, 2008.
(4)	Includes consumer finance loans of $2.5 billion and $2.6 billion, and other foreign consumer loans of $618 million and $618 million at March 31, 2009 and December 31, 2008.
(5)	Includes small business commercial – domestic loans, primarily card related, of $18.8 billion and $19.1 billion at March 31, 2009 and December 31, 2008.
(6)	Includes domestic commercial real estate loans of $73.0 billion and $63.7 billion, and foreign commercial real estate loans of $2.2 billion and $979 million at March 31, 2009 and December 31, 2008.
(7)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $4.8 billion and $3.5 billion, commercial – foreign loans of $2.5 billion and $1.7 billion, and commercial real estate loans of $89 million and $203 million at March 31, 2009 and December 31, 2008. See Note 16 – Fair Value Disclosures for additional discussion of fair value for certain financial instruments.

The Corporation mitigates a portion of its credit risk in the residential mortgage portfolio through cash collateralized synthetic securitizations which provide mezzanine risk protection and are designed to reimburse the Corporation in the event that losses exceed 10 bps of the original pool balance. As of March 31, 2009 and December 31, 2008, $104.7 billion and $109.3 billion of mortgage loans were protected by these agreements. During the three months ended March 31, 2009, $388 million was recognized in other income for amounts that will be reimbursed under these structures. As of March 31, 2009, the Corporation had a receivable of $874 million for credit and other related costs recognized on referenced loans from these structures. In addition, the Corporation has entered into credit protection agreements with government-sponsored enterprises on $9.1 billion and $9.6 billion as of March 31, 2009 and December 31, 2008, providing full protection on conforming residential mortgage loans that become severely delinquent. Combined these structures provided risk mitigation for approximately 44 percent and 48 percent of the residential mortgage portfolio at March 31, 2009 and December 31, 2008.

Nonperforming Loans and Leases

The following table presents the Corporation’s nonperforming loans and leases at March 31, 2009 and December 31, 2008. This table excludes Countrywide loans that are accounted for under SOP 03-3. See the discussion that follows on the SOP 03-3 loan portfolio.

Nonperforming Loans and Leases (1)

(Dollars in millions)	March 31 2009	December 31 2008

Consumer (2)
Residential mortgage	$10,807	$7,044
Home equity	3,598	2,670
Discontinued real estate	178	77
Direct/Indirect consumer	29	26
Other consumer	91	91

Total consumer	14,703	9,908

Commercial
Commercial – domestic (3)	3,246	2,245
Commercial real estate	5,662	3,906
Commercial lease financing	104	56
Commercial – foreign	300	290

Total commercial	9,312	6,497

Total nonperforming loans and leases	$24,015	$16,405

(1)

Only real estate secured accounts are generally placed into nonaccrual status and classified as nonperforming at 90 days past due. These loans may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Troubled debt restructurings are generally reclassified as performing after six consecutive, on-time payments.

(2)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged off no later than the end of the month in which the account becomes 180 days past due.

(3)	Includes small business commercial – domestic loans of $224 million and $205 million at March 31, 2009 and December 31, 2008.

SFAS 114 and Troubled Debt Restructurings

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) defines a loan as impaired when based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings (TDRs) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These amounts exclude all commercial leases and purchased loans that are accounted for under SOP 03-3. See the discussion that follows on the SOP 03-3 loan portfolio.

Included in certain loan categories in the nonperforming table above are TDRs that were classified as nonperforming. At March 31, 2009 and December 31, 2008, the Corporation had $810 million and $209 million of residential mortgages, $718 million and $302 million of home equity, $165 million and $44 million of commercial domestic loans, and $6 million and $5 million of discontinued real estate loans that were nonperforming and modified in TDRs. In addition to these amounts the Corporation had performing TDRs of $691 million and $320 million of residential mortgage, $3 million and $1 million of home equity, $71 million and $66 million of discontinued real estate, and $3 million and $13 million of commercial domestic loans at March 31, 2009 and December 31, 2008.

At March 31, 2009 and December 31, 2008, the recorded investment in impaired loans as defined by SFAS 114 (commercial nonperforming loans, commercial accruing TDRs and consumer accruing and non-accruing TDRs) requiring an allowance for loan and lease losses was $10.8 billion and $6.9 billion, and the related allowance for loan and lease losses was $1.5 billion and $720 million.

The Corporation seeks to assist customers that are experiencing financial difficulty through renegotiating credit card and consumer lending loans, while ensuring compliance with Federal Financial Institutions Examination Council guidelines. At March 31, 2009 and December 31, 2008, the Corporation had renegotiated credit card – domestic held loans of $2.8 billion and $2.3 billion, credit card – foreign held loans of $574 million and $527 million, and consumer lending loans of $1.6 billion and $1.4 billion. These renegotiated loans are not considered nonperforming.

SOP 03-3

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Corporation will be unable to collect all contractually required payments are accounted for under SOP 03-3. For additional information on the accounting in accordance with SOP 03-3 see the Loans and Leases section of Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

As of January 1, 2009, the Merrill Lynch acquired consumer and commercial loans within the scope of SOP 03-3 had an unpaid principal balance of $2.7 billion and $2.9 billion and a fair value of $2.3 billion and $2.1 billion. At March 31, 2009, the unpaid principal balance on consumer and commercial loans was $2.6 billion and $2.9 billion and the carrying value on these loans was $2.3 billion and $2.1 billion. The following table provides details on loans obtained in connection with the Merrill Lynch acquisition within the scope of SOP 03-3.

Acquired Loan Information for Merrill Lynch, as of January 1, 2009

(Dollars in millions)	Merrill Lynch

Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,158)

Cash flows expected to be collected (1)	5,047
Less: Accretable yield	(627)

Fair value of loans acquired	$4,420

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan and lease losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences.

Loans in the SOP 03-3 population that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the SOP 03-3 carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the SOP 03-3 pool at its carrying value, as well as the related allowance for loan and lease losses, and classified as a TDR. SOP 03-3 troubled debt restructurings totaled $970 million at March 31, 2009, of which $788 million were on accrual status. The carrying basis of these loans was approximately 71 percent of the unpaid principal balance.

During the three months ended March 31, 2009, the Corporation recorded an $853 million charge to the provision for credit losses for deterioration that occurred in the Countrywide SOP 03-3 portfolio subsequent to December 31, 2008. The amount of the allowance for loan and lease losses associated with the Countrywide SOP 03-3 portfolio was $1.6 billion at March 31, 2009 and $750 million at December 31, 2008. There was no allowance for loans and lease losses associated with the Merrill Lynch SOP 03-3 portfolio as of March 31, 2009.

The following table provides activity for the accretable yield of loans acquired from Countrywide and Merrill Lynch within the scope of SOP 03-3 for the three months ended March 31, 2009. The reclassification from nonaccretable difference of $2.1 billion is primarily attributable to slower prepayment speeds, which extends the expected life of the loan and therefore results in an increase in expected cash flows.

Accretable Yield Activity

(Dollars in millions)	Three Months Ended March 31, 2009
Accretable yield, December 31, 2008	$12,860
Merrill Lynch balance, January 1, 2009	627
Accretions	(911)
Disposals/Transfers (1)	(562)
Reclassifications from nonaccretable difference (2)	2,058
Accretable yield, March 31, 2009	$14,072
(1)	Includes $487 million in accretable yield related to loans restructured in TDRs in which the modified cash flows were lower than the carrying value.
(2)	Nonaccretable difference represents gross contractually required payments including interest less expected cash flows.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Allowance for loan and lease losses, January 1	$23,071	$11,588
Loans and leases charged off	(7,356)	(3,086)
Recoveries of loans and leases previously charged off	414	371
Net charge-offs	(6,942)	(2,715)
Provision for loan and lease losses	13,352	6,021
Other (1)	(433)	(3)
Allowance for loan and lease losses, March 31	29,048	14,891
Reserve for unfunded lending commitments, January 1	421	518
Provision for unfunded lending commitments	28	(11)
Other (2)	908	-
Reserve for unfunded lending commitments, March 31	1,357	507
Allowance for credit losses, March 31	$30,405	$15,398

(1)

For the three months ended March 31, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation. This reduction was partially offset by a $340 million increase associated with the reclassification of the December 31, 2008 receivable expected to be reimbursable under residential mortgage cash collateralized synthetic securitizations from the allowance for loan and lease losses to other assets.

(2)	For the three months ended March 31, 2009, this amount represents the fair value of the acquired Merrill Lynch unfunded lending commitments excluding those accounted for in accordance with SFAS 159.

NOTE 8 – Securitizations

The Corporation routinely securitizes loans and debt securities. These securitizations are a source of funding for the Corporation in addition to transferring the economic risk of the loans or debt securities to third parties. In a securitization, various classes of debt securities may be issued and are generally collateralized by a single class of transferred assets which most often consist of residential mortgages, but may also include commercial mortgages, credit card receivables, home equity loans, automobile loans, municipal bonds or mortgage-backed securities. The securitized loans may be serviced by the Corporation or by third parties. With each securitization, the Corporation may retain a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables, and, in some cases, overcollateralization and cash reserve accounts, all of which are called retained interests. These retained interests are recorded in other assets, AFS debt securities, trading account assets or derivative assets and are carried at fair value or amounts that approximate fair value with changes recorded in income or accumulated OCI. Changes in the fair value of credit card related interest-only strips are recorded in card income. In addition, the Corporation may enter into derivatives with the securitization trust to mitigate the trust’s interest rate or foreign exchange risk. These derivatives are entered into at market terms and are generally senior in payment. The Corporation also may serve as the underwriter and distributor of the securitization, serve as the administrator of the trust, and from time to time, make markets in securities issued by the securitization trusts. For more information related to derivatives, see Note 4 – Derivatives.

First Lien Mortgage-related Securitizations

As part of its mortgage banking activities, the Corporation securitizes a portion of the residential mortgage loans it originates or purchases from third parties in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages and first lien residential mortgages that it originates or purchases from other entities.

The following tables summarize selected information related to mortgage securitizations for the three months ended March 31, 2009 and 2008 and at March 31, 2009 and December 31, 2008.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage

	Three Months Ended March 31

(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Cash proceeds from new securitizations (1)	$74,858	$17,303	$-	$848	$-	$-	$-	$-	$3,557	$1,968
Gains on securitizations (2, 3)	-	13	-	1	-	-	-	-	29	11
Cash flows received on residual interests	-	-	6	-	16	-	2	-	6	-

(1)

The Corporation sells residential mortgage loans to government-sponsored agencies in the normal course of business and receives mortgage-backed securities in exchange. These mortgage-backed securities are then subsequently sold into the market to third party investors for cash proceeds.

(2)	Net of hedges
(3)

Substantially all of the residential mortgages securitized are initially classified as LHFS and recorded at fair value under SFAS 159. As such, gains are recognized on these LHFS prior to securitization. During the three months ended March 31, 2009 and 2008, the Corporation recognized $954 million and $199 million of gains on these LHFS.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage

(Dollars in millions)	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008

Principal balance outstanding (1)	$1,135,213	$1,123,916	$108,183	$111,683	$97,789	$57,933	$131,832	$136,027	$62,450	$55,403
Residual interests held	-	-	15	-	7	13	-	-	68	7
Senior securities (2, 3):
Trading account assets	$1,122	$1,308	$792	$367	$3	$-	$408	$278	$181	$168
Available-for-sale debt securities	9,899	12,507	4,691	4,559	240	121	635	569	781	16

Total senior securities	$11,021	$13,815	$5,483	$4,926	$243	$121	$1,043	$847	$962	$184

Subordinated securities (2, 4):
Trading account assets	$-	$-	$15	$23	$1	$3	$2	$1	$98	$136
Available-for-sale debt securities	-	-	19	20	98	1	15	17	11	-

Total subordinated securities	$-	$-	$34	$43	$99	$4	$17	$18	$109	$136

(1)

Generally, the Corporation as transferor will service the sold loans and thus recognize an MSR upon securitization. See additional information to follow related to the Corporation’s role as servicer and Note 17 – Mortgage Servicing Rights.

(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. During the three months ended March 31, 2009 and 2008, there were no significant impairments recorded on those securities classified as AFS debt securities.

(3)

Substantially all of the residential mortgage senior securities were valued using quoted market prices at March 31, 2009 and December 31, 2008. At March 31, 2009, substantially all of the commercial mortgage senior securities were valued using quoted market prices while substantially all were valued using model valuations at December 31, 2008.

(4)

At March 31, 2009, substantially all of the residential mortgage subordinated securities were valued using quoted market prices while substantially all were valued using model valuations at December 31, 2008. Substantially all of the commercial mortgage subordinated securities were valued using model valuations at March 31, 2009 and December 31, 2008.

The Corporation sells loans with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. Under the Corporation’s representations and warranties, the Corporation may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Corporation bears any subsequent credit loss on the mortgage loans. During the three months ended March 31, 2009, the Corporation repurchased $360 million of loans from securitization trusts as a result of the Corporation’s representations and warranties. The Corporation’s representations and warranties are generally not subject to stated limits. However, the Corporation’s contractual liability arises only when the representations and warranties are breached. The Corporation attempts to limit its risk of incurring these losses by structuring its operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. In addition, certain of the Corporation’s securitizations include a corporate guarantee, which are contracts written to protect purchasers of the loans from credit losses up to a specified amount. The losses to be absorbed by the guarantees are recorded when the Corporation sells the loans with guarantees. The Corporation records its liability for representations and warranties, and corporate guarantees in accrued expenses and other liabilities and records the related expense through mortgage banking income. In addition to the repurchases as a result of representations and warranties, the Corporation repurchased $760 million of loans from the securitization trusts as a result of modifications, loan delinquencies or optional clean-up calls during the three months ended March 31, 2009.

In addition to the amounts included in the table above, during both the three months ended March 31, 2009 and 2008, the Corporation purchased $4.2 billion of mortgage-backed securities from third parties and resecuritized them. Net gains, which include net interest income earned during the holding period, totaled $25 million and $22 million for the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, the Corporation retained $1.2 billion and $1.0 billion of the senior securities issued in these transactions which were valued using quoted market prices and recorded in trading account assets.

The Corporation has consumer MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation still has continued involvement, were $1.5 billion and $221 million during the three months ended March 31, 2009 and 2008. Servicing advances on consumer mortgage loans, including securitizations where the Corporation still has continuing involvement, were $11.4 billion and $8.8 billion at March 31, 2009 and December 31, 2008. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation still has continued involvement, were $11 million and $6 million during the three months ended March 31, 2009 and 2008. Servicing advances on commercial mortgage loans, including securitizations where the Corporation still has continuing involvement, were $77 million and $14 million at March 31, 2009 and December 31, 2008. For more information on MSRs, see Note 17 – Mortgage Servicing Rights.

Credit Card Securitizations

The Corporation securitizes originated and purchased credit card loans. The Corporation’s primary continuing involvement includes servicing the receivables, retaining an undivided interest (the “seller’s interest”) in the receivables, and holding certain retained interests (e.g., senior and subordinated securities, interest-only strips, discount receivables, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts) in credit card securitization vehicles. The securitization trusts’ legal documents require the Corporation to maintain a minimum seller’s interest of four percent to five percent, and the Corporation is in compliance with this requirement. At March 31, 2009 and December 31, 2008, the Corporation had $9.9 billion and $14.8 billion related to its undivided interests in the trusts. The seller’s interest in the trusts represents the Corporation’s undivided interests in the receivables transferred to the trust and is pari pasu to the investors’ interest. The seller’s interest is not represented by security certificates, is carried at historical cost, and is classified within loans on the Corporation’s Balance Sheet. The following tables summarize selected information related to credit card securitizations for the three months ended March 31, 2009 and 2008 and at March 31, 2009 and December 31, 2008.

	Credit Card
	Three Months Ended March 31
(Dollars in millions)	2009	2008

Cash proceeds from new securitizations	$-	$7,623
Gains on securitizations	-	36
Collections reinvested in revolving period securitizations	35,630	45,626
Cash flows received on residual interests	1,427	1,703

	Credit Card
(Dollars in millions)	March 31, 2009	December 31, 2008

Principal balance outstanding (1)	$114,806	$114,141
Senior securities held (2, 3)	4,389	4,965
Subordinated securities held (2, 3)	9,798	1,837
Residual interests held (4)	3,145	2,233

(1)

Principal balance outstanding represents the principal balance of credit card receivables that have been legally isolated from the Corporation including those loans that are still held on the Corporation’s Balance Sheet (i.e., seller’s interest).

(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. Included in the subordinated securities is a $7.8 billion held-to-maturity debt security that does not receive interest. During the three months ended March 31, 2009, there were no impairments recorded on those securities classified as AFS debt securities.

(3)

At March 31, 2009 and December 31, 2008, held senior securities issued by credit card securitization vehicles were valued using quoted market prices and were all classified as AFS debt securities. At March 31, 2009, $7.8 billion of held subordinated securities were measured at amortized cost and classified as held-to-maturity debt securities and $2.0 billion were valued using quoted market prices and classified as AFS debt securities. At December 31, 2008, all of the held subordinated securities were valued using quoted market prices and classified as AFS debt securities.

(4)

Residual interests include interest-only strips of $40 million and $74 million at March 31, 2009 and December 31, 2008. The remainder of the residual interests are discount receivables, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts which are carried at fair value or amounts that approximate fair value and are not sensitive to favorable and adverse fair value changes in payment rates, expected credit losses and residual cash flows discount rates. The residual interests were valued using model valuations and are primarily classified in other assets.

At March 31, 2009 and December 31, 2008, there were no recognized servicing assets or liabilities associated with any of these credit card securitization transactions. The Corporation recorded $504 million and $533 million in servicing fees related to credit card securitizations during the three months ended March 31, 2009 and 2008.

During the second half of 2008, the Corporation entered into a liquidity support agreement related to the Corporation’s commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. If certain conditions set forth in the legal documents governing the trust are not met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates will be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest-bearing note and subsequent credit card receivable collections would be applied to the outstanding note balance. If any of the investor notes are still outstanding at the end of the extended maturity period, our liquidity commitment obligates the Corporation to purchase maturity notes from the trust in order to retire the investor interest-bearing notes. As a maturity note holder, the Corporation would be entitled to the remaining cash flows from the collateralizing credit card receivables. At March 31, 2009 and December 31, 2008, there were no maturity notes outstanding and the Corporation held $4.4 billion and $5.0 billion of investment grade securities in AFS debt securities issued by the trust due to illiquidity in the marketplace.

As specifically permitted by the terms of the transaction documents, and in an effort to address the recent decline in the excess spread due to the performance of the underlying credit card receivables in the U.S. credit card securitization trust, an additional subordinated security was issued by the trust to the Corporation in the first quarter of 2009. As the issuance was not treated as a sale, the security was recorded at $7.8 billion, which represents the $8.5 billion book value of the loans exchanged less the associated $750 million allowance for loan and lease losses, and was classified as held-to-maturity. In addition, as permitted by the transaction documents, the Corporation specified that from March 1, 2009 through September 30, 2009 a percentage of new receivables transferred to the trust will be deemed “discount receivables” and collections thereon will be applied to finance charges, which is expected to increase the yield in the trust. These actions did not have a significant impact on the Corporation’s results of operations.

Other Securitizations

The Corporation also maintains interests in other securitization vehicles. These retained interests include senior and subordinated securities and residual interests. The following table summarizes selected information related to home equity, automobile loan and municipal bond securitizations for the three months ended March 31, 2009 and 2008 and at March 31, 2009 and December 31, 2008. There were no securitizations of home equity, automobile loans or municipal bonds during the three months ended March 31, 2009 and 2008.

	Home Equity		Automobile		Municipal Bonds

	Three Months Ended March 31

(Dollars in millions)	2009	2008	2009	2008	2009

Collections reinvested in revolving period securitizations	$73	$-	$-	$-	$-
Repurchase of loans from trust (1)	27	-	-	180	-
Cash flows received on residual interests	11	6	11	-	112

  (1)The repurchases of loans from the trust for home equity loans are typically a result of the Corporation’s representations and warranties, modifications, loan delinquencies or the exercise of an optional clean-up call. The repurchases of automobile loans during the three months ended March 31, 2008 was substantially due to the exercise of an optional clean-up call.

	Home Equity		Automobile		Municipal Bonds (1)

(Dollars in millions)	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009

Principal balance outstanding	$33,441	$34,169	$4,617	$5,385	$10,864
Senior securities held (2, 3)	17	-	3,597	4,102	1,377
Subordinated securities held (2, 4)	9	3	394	383	-
Residual interests held (5)	88	93	71	84	370

(1)	For additional information on municipal bond securitization vehicles see Note 9 – Variable Interest Entities.
(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. During the three months ended March 31, 2009, there were no significant impairments recorded on those securities classified as AFS debt securities.

(3)

At March 31, 2009, all of the held senior securities issued by the home equity securitization vehicles were valued using model valuations and classified as AFS debt securities. At March 31, 2009 and December 31, 2008, substantially all of the held senior securities issued by the automobile securitization vehicles were valued using quoted market prices and classified as AFS debt securities. At March 31, 2009, all of the held senior securities issued by municipal bond securitization vehicles were valued using quoted market prices and classified as trading account assets.

(4)

At March 31, 2009 and December 31, 2008, substantially all of the held subordinated securities issued by the home equity securitization vehicles were valued using model valuations and classified as trading account assets. At March 31, 2009 and December 31, 2008, substantially all of the subordinated securities issued by the automobile securitization vehicles were valued using quoted market prices and classified as AFS debt securities.

(5)

Residual interests include the residual asset, overcollateralization and cash reserve accounts, which are carried at fair value or amounts that approximate fair value. The residual interests were valued using model valuations and substantially all are classified in other assets or derivative assets.

Under the terms of the Corporation’s home equity securitizations, advances are made to borrowers when they make a subsequent draw on their line of credit and the Corporation is reimbursed for those advances from the cash flows in the securitization. During the revolving period of the securitization, this reimbursement normally occurs within a short period after the advance. However, when the securitization transaction has begun its rapid amortization period, reimbursement of the Corporation’s advance occurs only after other parties in the securitization have received all of the cash flows to which they are entitled. This has the effect of extending the time period for which the Corporation’s advances are outstanding. In particular, if loan losses requiring draws on monoline insurers’ policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurer have priority for repayment. As of March 31, 2009 and December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $305 million and $345 million.

The Corporation has retained consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $35 million servicing fees related to home equity securitizations during the three months ended March 31, 2009 and did not record any servicing fees for the same period in 2008. For more information on MSRs, see Note 17 – Mortgage Servicing Rights. At March 31, 2009 and December 31, 2008, there were no recognized servicing assets or liabilities associated with any of the automobile securitization transactions. The Corporation recorded $13 million and $4 million in servicing fees related to automobile securitizations during the three months ended March 31, 2009 and 2008.

Key economic assumptions are used in measuring the fair value of certain residual interests that continue to be held by the Corporation in municipal bond securitizations. The carrying amount of residual interests for municipal bond securitizations was $370 million and the weighted-average discount rate was 4.07 percent at March 31, 2009. A 10 percent and 25 percent adverse change to the discount rate would have caused a decrease of $71 million and $177 million to the residual interests at March 31, 2009. These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Additionally, the Corporation has the ability to hedge interest rate risk associated with retained residual positions. The above sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.

NOTE 9 – Variable Interest Entities

In addition to the securitization vehicles described in Note 8 – Securitizations and Note 17 – Mortgage Servicing Rights, which are typically structured as QSPEs, the Corporation utilizes SPEs in the ordinary course of business to support its own and its customers’ financing and investing needs. These SPEs are typically structured as VIEs and are thus subject to consolidation by the reporting enterprise that absorbs the majority of the economic risks and rewards of the VIE. To determine whether it must consolidate a VIE, the Corporation qualitatively analyzes the design of the VIE to identify the creators of variability within the VIE, including an assessment as to the nature of the risks that are created by the assets and other contractual arrangements of the VIE, and identifies whether it will absorb a majority of that variability.

In addition to the VIEs discussed below, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities, as described in more detail in Note 12 – Short-term Borrowings and Long-term Debt to the Consolidated Financial Statements to the Corporation’s 2008 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio as described in Note 6 – Outstanding Loans and Leases. The Corporation has also provided support to or has loss exposure resulting from its involvement with other VIEs, including certain cash funds managed within Global Wealth & Investment Management (GWIM), as described in more detail in Note 12 – Commitments and Contingencies.

The table below presents the assets and liabilities of VIEs which have been consolidated on the Corporation’s Balance Sheet at March 31, 2009, total assets of consolidated VIEs at December 31, 2008, and the Corporation’s maximum exposure to loss resulting from its involvement with consolidated VIEs as of March 31, 2009 and December 31, 2008. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements.

Consolidated VIEs

(Dollars in millions)	Multi-Seller Conduits	Loan & Other Investment Vehicles	CDOs	Leveraged Lease Trusts	Other Vehicles	Total

Consolidated VIEs, March 31, 2009 (1)
Maximum loss exposure (2)	$10,152	$10,084	$2,494	$5,629	$1,777	$30,136

Consolidated Assets (3)
Trading account assets	$-	$170	$14	$-	$736	$920
Derivative assets	-	430	-	-	987	1,417
Available-for-sale debt securities	6,886	1,793	2,271	-	-	10,950
Held-to-maturity debt securities	333	-	-	-	-	333
Loans and leases	-	4,316	239	5,679	-	10,234
All other assets	843	2,561	93	-	185	3,682

Total	$8,062	$9,270	$2,617	$5,679	$1,908	$27,536

Consolidated Liabilities
Commercial paper and other short-term borrowings	$8,133	$4,128	$-	$-	$1,439	$13,700
All other liabilities	-	4,733	449	50	131	5,363

Total	$8,133	$8,861	$449	$50	$1,570	$19,063

Consolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$11,304	$3,189	$2,443	$5,774	$1,497	$24,207
Total assets (3)	9,368	4,449	2,443	5,829	1,631	23,720

(1)	Cash flows generated by the assets of the consolidated VIEs must generally be used to settle the specific obligations of the VIEs before they are available to the Corporation for general purposes.
(2)

Maximum loss exposure for consolidated VIEs includes on-balance sheet assets, net of non-recourse liabilities, plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets.

(3)	Total assets of consolidated VIEs are reported net of intercompany balances that have been eliminated in consolidation.

At March 31, 2009, the Corporation’s total maximum loss exposure to consolidated VIEs was $30.1 billion, which includes $7.5 billion attributable to the addition of Merrill Lynch, primarily loan and other investment vehicles.

The table below presents total assets of unconsolidated VIEs in which the Corporation holds a significant variable interest and Corporation-sponsored unconsolidated VIEs in which the Corporation holds a variable interest, even if not significant, at March 31, 2009 and December 31, 2008. The table also presents the Corporation’s maximum exposure to loss resulting from its involvement with these VIEs at March 31, 2009 and December 31, 2008. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Certain QSPEs in which the Corporation has continuing involvement but that are not discussed in Note 8 – Securitizations are also included in the table. Assets and liabilities of unconsolidated VIEs recorded on the Corporation’s Balance Sheet at March 31, 2009 are also summarized below.

Unconsolidated VIEs

(Dollars in millions)	Multi-Seller Conduits	Loan & Other Investment Vehicles	Real Estate Investment Vehicles	Municipal Bond Trusts	CDOs	Customer Vehicles	Other Vehicles	Total

Unconsolidated VIEs, March 31, 2009 (1)
Maximum loss exposure (2)	$40,238	$3,643	$5,525	$14,413	$8,567	$16,357	$2,531	$91,274
Total assets of VIEs	25,643	9,274	5,951	16,301	55,062	18,117	2,400	132,748

On-Balance Sheet Assets

Trading account assets	$1	$113	$-	$1,640	$1,182	$3,304	$70	$6,310
Derivative assets	-	354	4	277	2,455	9,489	131	12,710
Available-for-sale debt securities	-	4	-	-	768	-	-	772
Loans and leases	359	943	-	-	-	-	-	1,302
All other assets	53	2,035	4,821	-	-	-	-	6,909

Total	$413	$3,449	$4,825	$1,917	$4,405	$12,793	$201	$28,003

On-Balance Sheet Liabilities

Derivative liabilities	$-	$200	$-	$583	$509	$325	$151	$1,768
All other liabilities	-	386	1,498	-	-	679	-	2,563

Total	$-	$586	$1,498	$583	$509	$1,004	$151	$4,331

Unconsolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$42,046	$2,789	$5,696	$7,145	$2,383	$5,741	$4,170	$69,970
Total assets of VIEs	27,922	5,691	5,980	7,997	2,570	6,032	4,211	60,403

(1)	Includes unconsolidated VIEs and certain municipal bond trusts which are QSPEs and are also included in Note 8 – Securitizations.
(2)

Maximum loss exposure for unconsolidated VIEs includes on-balance sheet assets plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets or the establishment of derivative or other liabilities.

At March 31, 2009, the Corporation’s total maximum loss exposure to unconsolidated VIEs was $91.3 billion, which includes $26.0 billion attributable to the addition of Merrill Lynch, primarily customer vehicles, municipal bond trusts and CDOs.

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

The Corporation determines whether it must consolidate a multi-seller conduit based on an analysis of projected cash flows using Monte Carlo simulations which are driven principally by credit risk inherent in the assets of the conduits. Interest rate risk is not included in the cash flow analysis because the conduits are not designed to absorb and pass along interest rate risk to investors. Instead, the assets of the conduits pay variable rates of interest based on the conduits’ funding costs. The assets of the conduits typically carry a risk rating of AAA to BBB based on the Corporation’s current internal risk rating equivalent, which reflects structural enhancements of the assets, including third party insurance. Projected loss calculations are based on maximum binding commitment amounts, probability of default based on the average one year Moody’s Corporate Finance transition table, and recovery rates of 90 percent, 65 percent and 45 percent for senior, mezzanine and subordinate exposures. Approximately 97 percent of commitments in the unconsolidated conduits and 70 percent of commitments in the consolidated conduit are supported by senior exposures. Certain assets funded by one of the unconsolidated conduits benefit from embedded credit enhancement provided by the Corporation. Credit risk created by these assets is deemed to be credit risk of the Corporation, which is absorbed by third party investors.

The Corporation does not consolidate three conduits as it does not expect to absorb a majority of the variability created by the credit risk of the assets held in the conduits. On a combined basis, these three conduits have issued approximately $123 million of capital notes and equity interests to third parties, $118 million of which were outstanding at March 31, 2009. These instruments will absorb credit risk on a first loss basis. The Corporation consolidates the fourth conduit, which has not issued capital notes or equity interests to third parties.

At March 31, 2009, liquidity commitments to the consolidated conduit were mainly collateralized by credit card loans (26 percent), auto loans (nine percent), equipment loans (nine percent), corporate and commercial loans (eight percent), and trade receivables (seven percent). None of these assets are subprime residential mortgages. In addition, 31 percent of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Approximately 74 percent of this exposure is insured. At March 31, 2009, the weighted-average life of assets in the consolidated conduit was estimated to be 3.3 years and the weighted-average maturity of commercial paper issued by this conduit was 27 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

At March 31, 2009, the Corporation’s liquidity commitments to the unconsolidated conduits were mainly collateralized by credit card loans (22 percent), student loans (17 percent), auto loans (15 percent), trade receivables (11 percent), and equipment loans (eight percent). In addition, 21 percent of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls. At March 31, 2009, the weighted-average life of assets in the unconsolidated conduits was estimated to be 3.7 years and the weighted-average maturity of commercial paper issued by these conduits was 28 days.

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

One of the unconsolidated conduits holds CDO investments with aggregate outstanding funded amounts of $359 million and $388 million and unfunded commitments of $190 million and $162 million at March 31, 2009 and December 31, 2008. The underlying collateral of the CDO investments includes middle market loans held in an insured CDO (76 percent) and subprime residential mortgages (eight percent), with the remainder of the collateral consisting primarily of investment grade securities. All of the unfunded commitments are revolving commitments to the insured CDO. During 2008 and the first quarter of 2009, these investments were downgraded or threatened with a downgrade by the rating agencies. In accordance with the terms of our existing liquidity obligations, the conduit had transferred the funded investments to the Corporation in a transaction that was accounted for as a financing transaction in accordance with SFAS 140 due to the conduit’s continuing exposure to credit losses of the investments. As a result of the transfer, the CDO investments no longer serve as collateral for commercial paper issuances.

The transfers were performed in accordance with existing contractual requirements. The Corporation did not provide support to the conduit that was not contractually required nor does it intend to provide support that is not contractually required in the future. The Corporation performs reconsideration analyses for the conduit in accordance with FIN 46(R) at least quarterly, and the CDO investments are included in these analyses. The Corporation will be reimbursed for any realized credit losses on these CDO investments up to the amount of capital notes issued by the conduit, which totaled $92 million at March 31, 2009 and $66 million at December 31, 2008. Any realized losses on the CDO investments that are caused by market illiquidity or changes in market rates of interest will be borne by the Corporation. The Corporation will also bear any credit-related losses in excess of the amount of capital notes issued by the conduit. The Corporation’s maximum exposure to loss from the CDO investments was $457 million at March 31, 2009 and $484 million at December 31, 2008, based on the combined funded amounts and unfunded commitments less the amount of cash proceeds from the issuance of capital notes which are held in a segregated account.

There were no other significant downgrades or losses recorded in earnings from writedowns of assets held by any of the conduits during the three months ended March 31, 2009.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Note 12 – Commitments and Contingencies.

Loans and Other Investment Vehicles

Loans and other investment vehicles at March 31, 2009 and December 31, 2008 include loan securitization trusts that did not meet QSPE status, loan financing arrangements, and vehicles that invest in financial assets, typically debt securities or loans. The Corporation determines whether it is the primary beneficiary of and must consolidate these investment vehicles based principally on a determination as to which party is expected to absorb a majority of the credit risk or market risk created by the assets of the vehicle. Typically, the party holding subordinated or residual interests in a vehicle will absorb a majority of the risk.

Certain loan securitization trusts are designed to meet QSPE requirements but fail to do so, typically as a result of derivatives entered into by the trusts that pertain to interests held by the Corporation. As a result of the illiquidity in the securitization markets, the Corporation has been unable to sell certain securities, which has prevented these trusts from being considered QSPEs. Given that these trusts have been designed to meet the QSPE requirements, the Corporation has no control over the assets held by these trusts, which have been pledged to the investors in the trusts. The Corporation consolidates these loan securitization trusts if it retains the residual interest in the trust and expects to absorb a majority of the variability in cash flows created by the loans held in the trust. Investors in consolidated loan securitization trusts have no recourse to the general credit of the Corporation as their investments are repaid solely from the assets of the vehicle.

The Corporation uses financing arrangements with SPEs administered by third parties to obtain low-cost funding for certain financial assets, principally commercial loans and debt securities. The third party SPEs, typically commercial paper conduits, hold the specified assets subject to total return swaps with the Corporation. If the assets are transferred to the third party from the Corporation, the transfer is accounted for as a secured borrowing. If the third-party commercial paper conduit issues a discrete series of commercial paper whose only source of repayment is the specified asset and the total return swap with the Corporation, thus creating a silo structure within the conduit, we consolidate that silo.

The Corporation has made investments in alternative investment funds that are considered to be VIEs because they do not have sufficient legal form equity at risk to finance their activities or the holders of the equity at risk do not have control over the activities of the vehicles. The Corporation consolidates these funds if it holds a majority of the investment in the fund. The Corporation also sponsors funds that provide a guaranteed return to investors at the maturity of the fund. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the fund. Investors in certain of these funds have recourse to the Corporation to the extent that the value of the assets held by the funds at maturity is less than the guaranteed amount. The Corporation consolidates these funds if the Corporation’s guarantee is expected to absorb a majority of the variability created by the assets of the fund.

Real Estate Investment Vehicles

The Corporation’s investment in real estate investment vehicles at March 31, 2009 and December 31, 2008 consisted principally of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects.

The Corporation determines whether it must consolidate these limited partnerships based on a determination as to which party is expected to absorb a majority of the risk created by the real estate held in the vehicle, which may include construction, market and operating risk. Typically, the general partner in a limited partnership will absorb a majority of this risk due to the legal nature of the limited partnership structure, which the Corporation does not consolidate. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Municipal Bond Trusts

The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. The Corporation is not obligated to purchase the certificates under the standby liquidity facilities if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. The weighted average remaining life of bonds held in the trusts at March 31, 2009 was 9.9 years. There were no material writedowns or downgrades of assets or issuers during the three months ended March 31, 2009.

In addition to standby liquidity facilities, the Corporation also provides default protection or credit enhancement to investors in securities issued by certain municipal bond trusts. Interest and principal payments on floating-rate certificates issued by these trusts are secured by an unconditional guarantee issued by the Corporation. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the Corporation will make any required payments to the holders of the floating-rate certificates. Additional information regarding these guarantees is included in Note 12 – Commitments and Contingencies.

Some of these trusts are QSPEs and, as such, are not subject to consolidation by the Corporation. The Corporation consolidates those trusts that are not QSPEs if it holds the residual interests or otherwise expects to absorb a majority of the variability created by changes in market value of assets in the trusts and changes in market rates of interest. The Corporation does not consolidate a trust if the customer holds the residual interest and the Corporation is protected from loss in connection with its liquidity obligations. For example, the Corporation may have the ability to trigger the liquidation of a trust that is not a QSPE if the market value of the bonds held in the trust declines below a specified threshold which is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing the losses incurred on the assets held within the trust.

The Corporation’s liquidity commitments to consolidated and unconsolidated trusts totaled $13.0 billion and $7.2 billion at March 31, 2009 and December 31, 2008. The increase is due principally to the addition of unconsolidated trusts acquired through the Merrill acquisition. Liquidity commitments to unconsolidated trusts are included in Note 12 – Commitments and Contingencies.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed income securities. Collateralized loan obligations (CLOs) are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs, and may be a derivative counterparty to the CDOs, including credit default swap counterparty for synthetic CDOs. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation will absorb the economic returns generated by specified assets held by the CDO. No third parties provide a significant amount of similar commitments to these CDOs.

The Corporation evaluates whether it must consolidate a CDO based principally on a determination as to which party is expected to absorb a majority of the credit risk created by the assets of the CDO. The Corporation does not typically retain a significant portion of debt securities issued by a CDO. When the Corporation structured certain CDOs, it acquired the super senior tranches issued by the CDOs or provided commitments to support the issuance of super senior commercial paper to third parties. When the CDOs were first created, the Corporation did not expect its investments or its liquidity commitments to absorb a significant amount of the variability driven by the credit risk within the CDOs and did not consolidate the CDOs. When the Corporation subsequently acquired commercial paper or term securities issued by certain CDOs during 2008 and the first quarter of 2009, principally as a result of our liquidity obligations, we performed updated consolidation analyses. Due to credit deterioration in the pools of securities held by the CDOs, the updated analyses indicated that the Corporation would now be expected to absorb a majority of the variability and, accordingly, we consolidated these CDOs. Consolidation did not have a significant impact on net income, as the Corporations investments and liquidity obligations were recorded at fair value prior to consolidation. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation.

The March 31, 2009 balances include a portfolio of CDO-related liquidity exposures obtained in connection with the Merrill Lynch acquisition, including $2.6 billion notional amount of liquidity support provided to certain synthetic CDOs in the form of unfunded lending commitments. These commitments pertain to super senior securities which are the most senior class of securities issued by the CDOs and benefit from the subordination of all other securities issued by the CDOs. The lending commitments obligate us to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. This portfolio also includes an additional $2.1 billion notional amount of liquidity exposure to non-SPE third parties which hold super senior cash positions on our behalf. Our net exposure to loss on these positions, after writedowns and insurance, was $512 million at March 31, 2009.

Liquidity-related commitments also include $5.5 billion notional amount of derivative contracts with unconsolidated SPEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on our behalf. These derivatives are typically in the form of total return swaps which obligate us to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. The $10.2 billion of liquidity exposure is included in the table above titled Unconsolidated VIEs to the extent that our involvement with the CDO vehicle meets the requirements for disclosure under FIN 46R. For example, if the Corporation did not sponsor a CDO vehicle and does not hold a significant variable interest, the vehicle is not included in the table.

Including the liquidity commitments described above that meet the FIN 46R criteria, the portfolio of CDO investments obtained in connection with the Merrill Lynch acquisition and included in the table above titled Unconsolidated VIEs pertain to CDO vehicles with total assets of $53.2 billion. The Corporation’s maximum exposure to loss with regard to these positions is $6.7 billion. This amount is significantly less than the total assets of the CDO vehicles because the Corporation typically has exposure to only a portion of the total assets. The Corporation has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing our net exposure to future loss.

At December 31, 2008, liquidity commitments provided to CDOs included written put options with a notional amount of $542 million. All of these written put options were terminated in the first quarter of 2009.

Leveraged Lease Trusts

The Corporation’s net involvement with consolidated leveraged lease trusts totaled $5.6 billion and $5.8 billion at March 31, 2009 and December 31, 2008. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation consolidates these trusts because it holds a residual interest which is expected to absorb a majority of the variability driven by credit risk of the lessee and, in some cases, by the residual risk of the leased property. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation does not typically consolidate the vehicles because the derivatives create variability which is absorbed by the third party investors. The Corporation is exposed to loss if the collateral held by the vehicle declines in value and is insufficient to cover the vehicle’s obligation to the Corporation under the above derivatives. In addition, the Corporation has entered into total return swaps with certain vehicles through which the Corporation absorbs any gains or losses generated by the collateral held in the vehicles. The Corporation consolidates these vehicles if the variability in cash flows expected to be generated by the collateral is greater than the variability in cash flows expected to be generated by the credit or equity derivatives. At March 31, 2009, the notional amount of such derivative contracts with unconsolidated vehicles was $2.3 billion.

Repackaging vehicles are created to provide an investor with a specific risk profile. The vehicles typically hold a security and a derivative that modifies the interest rate or currency of that security, and issues one class of notes to a single investor. These vehicles are generally QSPEs and, as such, are not subject to consolidation by the Corporation.

Asset acquisition vehicles acquire financial instruments, typically loans, at the direction of a single customer and obtain funding through the issuance of structured notes to the Corporation. At the time the vehicle acquires an asset, the Corporation enters into a total return swap with the customer such that the economic returns of the asset are passed through to the customer. As a result, the Corporation does not consolidate the vehicles. The Corporation is exposed to counterparty credit risk if the asset declines in value and the customer defaults on its obligation to us under the total return swap. The Corporation’s risk may be mitigated by collateral or other arrangements.

Other Vehicles

Other consolidated vehicles include real estate investment vehicles, municipal bond trusts and asset acquisition conduits. Other unconsolidated vehicles include asset acquisition conduits and other corporate conduits.

The Corporation administers three asset acquisition conduits which acquire assets on behalf of the Corporation or our customers. Two of the conduits, which are unconsolidated, acquire assets at the request of customers who wish to benefit from the economic returns of the specified assets, which consist principally of liquid exchange-traded equity securities and some leveraged loans, on a leveraged basis. The consolidated conduit holds subordinated debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinated certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swap contracts between the Corporation and the conduits and, for unconsolidated conduits the Corporation is reimbursed through total return swap contracts with its customers. The weighted average maturity of commercial paper issued by the conduits at March 31, 2009 was 67 days. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits.

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

Other corporate conduits are commercial paper conduits, which hold primarily high-grade, long-term municipal, corporate, and mortgage-backed securities. The assets held by these other conduits have a weighted average remaining life of approximately 2.2 years at March 31, 2009. Substantially all of the securities are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The conduits obtain funding by issuing commercial paper to third party investors. At March 31, 2009, the weighted average maturity of the commercial paper was 10 days. We have entered into derivative contracts which provide interest rate, currency and a pre-specified amount of credit protection to the conduits in exchange for the commercial paper rate. In addition, the Corporation may be obligated to purchase assets from the conduits if the assets or insurers are downgraded. If an asset’s rating declines below a certain investment quality as evidenced by its credit rating or defaults, the Corporation is no longer exposed to the risk of loss.

The Corporation holds $858 million of assets resulting from mandatory sales out of conduits on the Consolidated Balance Sheet that are recorded within trading account assets at March 31, 2009. Due to illiquidity in the financial markets at the time of the sales, the Corporation purchased a majority of these assets. The conduits are QSPEs and, as such, are not subject to consolidation by the Corporation. In the event that the Corporation is unable to remarket the conduits’ commercial paper such that they no longer qualify as QSPEs, the Corporation would consolidate the conduits which may have an adverse impact on the fair value of the related derivative contracts. Derivative activity related to the other corporate conduits is carried at fair value with changes in fair value recorded in trading account profits (losses).

NOTE 10 – Goodwill and Intangible Assets

The following table presents goodwill at March 31, 2009 and December 31, 2008, which includes $5.0 billion of goodwill related to the acquisition of Merrill Lynch. As discussed in more detail in Note 18 – Business Segment Information, the Corporation changed its basis of presentation from three segments to six segments effective January 1, 2009 in connection with the Merrill Lynch acquisition. As a result, the reporting units to be utilized for goodwill impairment tests will be the business segments or one level below the business segments. For more information on the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity.

(Dollars in millions)	March 31 2009	December 31 2008

Deposits	$17,818	$17,805
Global Card Services	22,262	22,271
Home Loans & Insurance	4,797	4,797
Global Banking	27,490	27,490
Global Markets	3,265	2,080
Global Wealth & Investment Management	10,187	6,503
All Other	1,091	988
Total goodwill	$86,910	$81,934

Due to the stress noted for the Home Loans & Insurance and Global Card Services reporting units as a result of the additional impairment analysis performed in the fourth quarter of 2008, a continued decline in our stock price and current market conditions in the financial services industry, we concluded that an additional impairment analysis should be performed for these two reporting units in the first quarter of 2009. In performing the first step of the additional impairment analysis, we utilized the market approach for Home Loans & Insurance and the income approach for Global Card Services. Based on the results of this analysis, both Home Loans & Insurance and Global Card Services passed the first step analysis (i.e., fair value exceeded its carrying value). Although not required, to further substantiate the value of the Corporation’s goodwill balance, the second step analysis (i.e., comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill) was performed for both Home Loans & Insurance and Global Card Services. As a result of the tests, which were consistent with the results of the tests performed in 2008, no goodwill losses were recognized for the first quarter of 2009. For more information on goodwill impairment testing, see the Goodwill and Intangible Assets section of Note 1 – Summary of Significant Accounting Principles to the Corporation’s 2008 Annual Report on Form 10-K.

The gross carrying values and accumulated amortization related to intangible assets at March 31, 2009 and December 31, 2008 are presented below:

	March 31, 2009		December 31, 2008
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Purchased credit card relationships	$7,072	$2,913	$7,080	$2,740
Core deposit intangibles	5,294	3,397	4,594	3,284
Customer relationships	4,869	372	1,104	259
Affinity relationships	1,636	628	1,638	587
Other intangibles	3,242	1,100	2,009	1,020
Total intangible assets	$22,113	$8,410	$16,425	$7,890

Amortization of intangibles expense was $520 million and $446 million for the three months ended March 31, 2009 and 2008. The Corporation estimates aggregate amortization expense is expected to be approximately $500 million for each of the remaining quarters of 2009. In addition, the Corporation estimates aggregate amortization expense will be approximately $1.8 billion, $1.6 billion, $1.4 billion, $1.3 billion and $1.0 billion for 2010 through 2014, respectively.

NOTE 11 – Long-term Debt

The following table presents long-term debt at March 31, 2009 including long-term debt associated with the acquisition of Merrill Lynch.

(Dollars in millions)	March 31 2009

Long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries
Senior debt issued by Merrill Lynch & Co., Inc.	$96,466
Senior debt issued by subsidiaries – guaranteed by Merrill Lynch & Co., Inc.	4,658
Senior structured notes issued by Merrill Lynch & Co., Inc.	30,018
Senior structured notes issued by subsidiaries – guaranteed by Merrill Lynch & Co., Inc.	15,773
Subordinated debt issued by Merrill Lynch & Co., Inc.	10,137
Junior subordinated notes (related to trust preferred securities)	3,536
Other subsidiary financing	5,817
Total long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries (1)	166,405
Other long-term debt issued by Bank of America Corporation and subsidiaries	274,346
Total long-term debt	$440,751
(1)	Includes $85.9 billion of fixed-rate obligations and $80.5 billion of variable rate obligations.

The weighted-average interest rate for debt (excluding structured notes) issued by Merrill Lynch & Co., Inc. and subsidiaries was 4.15 percent as of March 31, 2009. Including the Merrill Lynch acquisition, the Corporation has aggregate annual maturities on its long-term debt obligations of $74.7 billion maturing within one year, and $79.7 billion maturing in two years, $42.1 billion maturing in three years, $64.1 billion maturing in four years, $31.4 billion maturing in five years and $148.8 billion for all years thereafter. Certain structured notes acquired in connection with the acquisition of Merrill Lynch are accounted for under the fair value option. For more information on these structured notes, see Note 16 – Fair Value Disclosures.

NOTE 12 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $44.2 billion and $46.9 billion at March 31, 2009 and December 31, 2008. At March 31, 2009, the carrying amount of these commitments, excluding fair value adjustments, was $1.4 billion, including deferred revenue of $32 million and a reserve for unfunded legally binding lending commitments of $1.36 billion. At December 31, 2008, the comparable amounts were $454 million, $33 million and $421 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for at fair value, see Note 16 – Fair Value Disclosures.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total

Credit extension commitments, March 31, 2009
Loan commitments	$154,307	$132,473	$77,278	$25,681	$389,739
Home equity lines of credit	5,861	2,734	5,875	93,215	107,685
Standby letters of credit and financial guarantees (1)	29,684	26,855	8,319	13,605	78,463
Commercial letters of credit	1,684	24	25	1,209	2,942
Legally binding commitments (2)	191,536	162,086	91,497	133,710	578,829
Credit card lines (3)	612,996	-	-	-	612,996
Total credit extension commitments	$804,532	$162,086	$91,497	$133,710	$1,191,825

Credit extension commitments, December 31, 2008
Loan commitments	$128,992	$120,234	$67,111	$31,200	$347,537
Home equity lines of credit	3,883	2,322	4,799	96,415	107,419
Standby letters of credit and financial guarantees (1)	33,350	26,090	8,328	9,812	77,580
Commercial letters of credit	2,228	29	1	1,507	3,765
Legally binding commitments (2)	168,453	148,675	80,239	138,934	536,301
Credit card lines (3)	827,350	-	-	-	827,350
Total credit extension commitments	$995,803	$148,675	$80,239	$138,934	$1,363,651
(1)

At March 31, 2009, the notional value of SBLC and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $48.5 billion and $30.0 billion compared to $54.4 billion and $23.2 billion at December 31, 2008.

(2)

Includes commitments to unconsolidated VIEs and certain QSPEs disclosed in Note 9 – Variable Interest Entities, including $39.9 billion and $41.6 billion to multi-seller conduits, and $12.5 billion and $6.8 billion to municipal bond trusts at March 31, 2009 and December 31, 2008. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities because the Corporation does not hold a significant variable interest, including $1.5 billion and $980 million to customer-sponsored conduits at March 31, 2009 and December 31, 2008.

(3)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At March 31, 2009 and December 31, 2008, the Corporation had unfunded equity investment commitments of approximately $3.3 billion and $1.9 billion. These commitments generally relate to the Corporation’s Global Principal Investments business which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are often retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there is heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. At March 31, 2009, the Corporation did not have any unfunded bridge equity commitments and had previously funded $1.2 billion of equity bridges which are considered held for investment and recorded in other assets at $520 million. During the three months ended March 31, 2009, the Corporation recorded $150 million in losses related to these investments through equity investment income.

Loan Purchases

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. The Corporation purchased $1.0 billion of such loans for the three months ended March 31, 2009 and purchased $12.0 billion of such loans for the year ended December 31, 2008 under this agreement. As of March 31, 2009, the Corporation was committed for additional purchases of up to $12.0 billion over the remaining term of the agreement of which $2.0 billion will be purchased by June 30, 2009. All loans purchased under this agreement are subject to a comprehensive set of credit criteria. This agreement is accounted for as a derivative liability which had a balance of $286 million and $316 million at March 31, 2009 and December 31, 2008.

At March 31, 2009, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.8 billion, which upon settlement will be included in loans or loans held-for-sale.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $2.5 billion, $2.8 billion, $2.4 billion, $2.0 billion and $1.7 billion for 2009 through 2013, respectively, and $10.1 billion for all years thereafter.

Other Commitments

At March 31, 2009, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $58.3 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $58.9 billion. All of these commitments expire within the next 12 months.

Beginning in the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invested in high quality, short-term securities with a portfolio weighted-average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments, under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At March 31, 2009 and December 31, 2008, the Corporation had gross (i.e., funded and unfunded) capital commitments to the funds of $1.1 billion and $1.0 billion. During the three months ended March 31, 2009 and 2008, the Corporation incurred losses of $117 million and $127 million related to these capital commitments. At March 31, 2009 and December 31, 2008, the remaining loss exposure on capital commitments was $261 million and $300 million.

The Corporation may from time to time, but is under no obligation, to provide additional support to funds managed within GWIM. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation does not consolidate the cash funds managed within GWIM because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. In reaching this conclusion, the Corporation considered both interest rate and credit risk. The cash funds had total assets under management of $157.5 billion and $185.9 billion at March 31, 2009 and December 31, 2008.

In connection with federal and state securities regulators, the Corporation agreed to purchase at par auction rate securities (ARS) held by certain customers. During the three months ended March 31, 2009, the Corporation purchased $4.3 billion of ARS from its customers. At March 31, 2009, the Corporation’s outstanding buyback commitment was $1.3 billion, of which $1.0 billion related to Merrill Lynch.

In addition, the Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At March 31, 2009, the minimum fee commitments over the remaining life of these agreements totaled $2.5 billion.

Other Guarantees

Bank-Owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed, and to restrict the investment parameters of the underlying portfolio. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At both March 31, 2009 and December 31, 2008, the notional amount of these guarantees totaled $4.8 billion with estimated maturity dates between 2030 and 2040. As of March 31, 2009 and December 31, 2008, the Corporation has not made a payment under these products and has assessed the probability of significant payments under these guarantees as remote.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At both March 31, 2009 and December 31, 2008, the notional amount of these guarantees totaled $37.4 billion with estimated maturity dates between 2009 and 2014 if the exit option is exercised on all deals. As of March 31, 2009 and December 31, 2008, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended March 31, 2009 and 2008, the Corporation processed $74.8 billion and $88.3 billion of transactions and recorded losses as a result of these chargebacks of $7 million and $4 million.

At March 31, 2009 and December 31, 2008, the Corporation held as collateral $39 million and $38 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2009 and December 31, 2008, the maximum potential exposure totaled approximately $128.3 billion and $147.1 billion.

Brokerage Business

For a portion of the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in its issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $548 million and $577 million at March 31, 2009 and December 31, 2008. Historically, any payments made under this indemnification have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

Written Put Options

At December 31, 2008, the Corporation provided liquidity support in the form of written put options on $542 million of commercial paper issued by CDOs. The underlying collateral in the CDOs included mortgage-backed securities, ABS, and CDO securities issued by other vehicles. These written put options were recorded as derivatives on the Corporation’s Balance Sheet and were carried at fair value with changes in fair value recorded in trading account profits (losses). These arrangements were terminated during the first quarter of 2009.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Balance Sheet. Of the total notional amount of these derivative contracts, approximately $4.3 billion was with commercial banks and $7.8 billion was with SPEs at March 31, 2009. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are booked as derivatives and marked to market in the trading portfolio. At both March 31, 2009 and December 31, 2008, the notional amount of these guarantees totaled $1.3 billion. These guarantees have various maturities ranging from two to five years. At March 31, 2009 and December 31, 2008, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $7.7 billion and $7.3 billion at March 31, 2009 and December 31, 2008. The estimated maturity dates of these obligations are between 2009 and 2033. The Corporation has made no material payments under these guarantees.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 – Securitizations.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Auction Rate Securities (ARS) Claims

On February 27, 2009, defendants filed a motion to dismiss the consolidated amended complaint in In Re Merrill Lynch Auction Rate Securities Litigation (previously referenced as Burton and Stanton).

Countrywide Equity and Debt Securities Matters

On March 9, 2009, the U.S. District Court for the Central District of California in the Argent action dismissed the Corporation from the case; Countrywide Financial Corporation remains as a named defendant.

On April 6, 2009, the U.S. District Court for the Central District of California denied the motions to dismiss the amended complaint in the New York Funds matter made by Countrywide Financial Corporation and the underwriters.

Countrywide Mortgage-Backed Securities Litigation

On March 25, 2009, the First Judicial District Court for the County of Santa Fe in the New Mexico matter denied the motion to dismiss the complaint.

Enron Litigation

On March 5, 2009, the U.S. District Court for the Southern District of Texas granted Merrill Lynch’s motion for summary judgment and dismissed the claims against Merrill Lynch with prejudice.

IndyMac

On January 20, 2009, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, in their capacity as underwriters, along with IndyMac MBS, IndyMac ABS, and other underwriters and individuals, were named as defendants in a putative class action complaint, entitled IBEW Local 103 v. Indymac MBS et al., filed in the Superior Court of the State of California, County of Los Angeles, by purchasers of IndyMac mortgage pass-through certificates. The complaint alleges, among other things, that the mortgage loans underlying these securities were improperly underwritten and failed to comply with the guidelines and processes described in the applicable registration statements and prospectus supplements, in violation of Sections 11 and 12 of the Securities Act of 1933, and seeks unspecified compensatory damages and rescission, among other relief.

In re Initial Public Offering Securities Litigation

On April 2, 2009, the parties executed a settlement agreement, which has been submitted to the U.S. District Court for the Southern District of New York for approval. If the District Court grants final approval to the settlement and the decision survives any appeals that may be brought, the settlement will resolve the claims of all settlement class members (as defined in the settlement agreement) who do not opt out.

Lehman Setoff Litigation

On November 26, 2008, Bank of America, N.A. (BANA) commenced an adversary proceeding against Lehman Brothers Holdings, Inc. (LBHI) and Lehman Brothers Special Financing, Inc. (LBSF) in LBHI’s and LBSF’s chapter 11 cases pending in the U.S. Bankruptcy Court for the Southern District of New York. In the adversary proceeding, BANA is seeking a declaration that it properly set off funds held in Lehman deposit accounts against monies owed to BANA by LBSF and LBHI under various derivatives and guarantee agreements. LBSF and LBHI answered the complaint and LBHI filed counterclaims against BANA and Bank of America Trust and Banking Corporation (Cayman) Limited (BofA Cayman) on January 2, 2009, alleging that BANA’s set-off was improper and violated the automatic stay in bankruptcy. LBHI seeks, inter alia, return of the off-set funds. BANA and BofA Cayman filed their answer, denying the material allegations of the counterclaims.

MBIA Insurance Corporation CDO Litigation

On April 30, 2009, MBIA Insurance Corporation and LaCrosse Financial Products, LLC filed a complaint in New York State Supreme Court, New York County, against Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International. The complaint relates to certain credit default swap (CDS) agreements and insurance agreements by which plaintiffs provided credit protection to the Merrill Lynch entities and other parties on certain CDO securities held by them. Plaintiffs claim that the Merrill Lynch entities did not adequately disclose the credit quality and other risks of the CDO securities and underlying collateral. The complaint alleges claims for fraud, negligent misrepresentation and breach of contract, among other claims, and seeks rescission and unspecified compensatory and punitive damages, among other relief.

Merrill Lynch Subprime-Related Matters

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation

On March 3, 2009, the U.S. District Court for the Southern District of New York preliminarily approved the Securities Action settlement and scheduled a fairness hearing on July 27, 2009 to determine whether it will grant final approval to the settlement. On March 17, 2009, the District Court preliminarily approved the ERISA Action settlement and scheduled a fairness hearing on July 27, 2009 to determine whether it will grant final approval to the settlement.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.

On April 21, 2009, the parties reached an agreement in principle to settle the case and dismiss all claims with prejudice. The settlement is subject to court approval.

Wyoming State Treasurer v. Merrill Lynch, et al.

On April 3, 2009, a putative class action complaint was filed against Merrill Lynch and certain affiliated entities in the U.S. District Court for the Southern District of New York on behalf of persons who purchased Merrill Lynch Mortgage Trust Certificates (Mortgage Trust Certificates) pursuant or traceable to registration statements filed by Merrill Lynch Mortgage Investors dated August 5, 2005, December 21, 2005, and February 2, 2007. The complaint alleges that the registration statements misrepresented or omitted material facts regarding the quality of the mortgage loans underlying the Mortgage Trust Certificates, the appraisals of the properties secured by the mortgages, and the credit ratings assigned to the Mortgage Trust Certificates in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs seek unspecified compensatory damages, among other relief.

Short Term Interest Rate Trading (STIRT) Matter

In February 2009, the positions of a trader who largely traded Scandinavian currencies and related interest rate indices and cross currency basis swaps on the Merrill Lynch International Bank’s Short Term Interest Rate Trading desk were reviewed and subsequently marked down.

Bank of America is cooperating with various regulatory authorities who are investigating the matter, both in the United States and in other countries.

NOTE 13 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

The Corporation may repurchase shares, subject to certain restrictions, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. For the three months ended March 31, 2009, the Corporation did not repurchase any shares of common stock and issued 1.4 billion shares in connection with the Merrill Lynch acquisition. In addition, the Corporation issued 8.0 million shares under employee stock plans.

In January 2009, the Board declared a first quarter cash dividend of $0.01 per common share which was paid on March 27, 2009 to common shareholders of record on March 6, 2009. In April 2009, the Board declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on June 26, 2009 to common shareholders of record on June 5, 2009.

Preferred Stock

In connection with the Merrill Lynch acquisition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially similar terms. Merrill Lynch convertible preferred stock remains outstanding and is now convertible into Bank of America common stock at an exchange ratio equivalent to the exchange ratio for Merrill Lynch common stock.

The following table presents a summary of preferred stock issued or remaining outstanding with the acquisition of Merrill Lynch. All preferred stock of the Corporation outstanding has preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. For additional information regarding the acquisition of Merrill Lynch, see Note 2 – Merger and Restructuring Activity.

(Dollars in millions, except per share data) Merrill Lynch Series	Description	Initial Issuance Date	Total Shares Issued	Liquidation Preference Per Share	Per Annum Dividend Rate	Redemption Period (1)

Series 1 (2, 3)	Floating Rate Non- Cumulative	November 2004	21,000	$30,000	3-mo LIBOR + 75bps (4)	On or after November 28, 2009
Series 2 (2, 3)	Floating Rate Non- Cumulative	March 2005	37,000	30,000	3-mo LIBOR + 65bps (4)	On or after November 28, 2009
Series 3 (2, 3)	6.375% Non- Cumulative	November 2005	27,000	30,000	6.375%	On or after November 28, 2010
Series 4 (2, 3)	Floating Rate Non- Cumulative	November 2005	20,000	30,000	3-mo LIBOR + 75bps (5)	On or after November 28, 2010
Series 5 (2, 3)	Floating Rate Non- Cumulative	March 2007	50,000	30,000	3-mo LIBOR + 50bps (5)	On or after May 21, 2012
Series 6 (2, 6)	6.70% Non-Cumulative Perpetual	September 2007	65,000	1,000	6.70%	On or after February 03, 2009
Series 7 (2, 6)	6.25% Non-Cumulative Perpetual	September 2007	50,000	1,000	6.25%	On or after March 18, 2010
Series 8 (2, 3)	8.625% Non-Cumulative	April 2008	89,100	30,000	8.625%	On or after May 28, 2013
MC – Series 2 (7)	9.00% Non-Voting Mandatory Convertible Non-Cumulative	July 2008	12,000	100,000	9.00%	On October 15, 2010
MC – Series 3 (7)	9.00% Non-Voting Mandatory Convertible Non-Cumulative	July 2008	5,000	100,000	9.00%	On October 15, 2010
Total			376,100

(1)	The Corporation may redeem series of preferred stock, in whole or in part, at its option, at the liquidation preference, plus declared and unpaid dividends.
(2)	Series of preferred stock are not convertible and have general voting rights.
(3)	Ownership is held in the form of depositary shares, each representing a 1/1200th interest in a share of preferred stock, paying a quarterly cash dividend.
(4)	Subject to 3.00% minimum rate per annum.
(5)	Subject to 4.00% minimum rate per annum.
(6)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of preferred stock, paying a quarterly cash dividend.
(7)

Represents shares outstanding of Merrill Lynch & Co., Inc. Each share of Mandatory Convertible Preferred Stock Series 2 and Series 3 will be converted on October 15, 2010 into a maximum of 2,605 and 3,820 shares of the Corporation’s common stock plus cash in lieu of fractional shares and are optionally convertible prior to that date into 2,227 and 3,265 shares, respectively.

In January 2009, in connection with the TARP Capital Purchase Program and with the Merrill Lynch acquisition the Corporation issued 400 thousand shares of Series Q Preferred Stock and related warrants to purchase common stock for $10.0 billion. Of the $10.0 billion in cash proceeds from the issuance of Series Q Preferred Stock, $9.0 billion was allocated to preferred stock and $1.0 billion to the warrants on a relative fair value basis. Also in January 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of 800 thousand shares of Series R Preferred Stock and related warrants to purchase common stock for $20.0 billion. Of the $20.0 billion in cash proceeds from the issuance of Series R Preferred stock, $17.8 billion was allocated to preferred stock and $2.2 billion to the warrants on a relative fair value basis. The discount on the Series Q and R Preferred Stock will be accreted and recognized in retained earnings as a non-cash dividend which impacts diluted EPS, with a corresponding increase in the carrying value of the preferred stock, over a period of five years and 10 years respectively. The Corporation utilized a Black-Scholes option model to fair value the stock warrants. The key assumptions used to determine the relative fair value of the warrants included volatility of 51.66 percent and 54.79 percent and a spot price equal to the exercise price of $30.79 and $13.30 for Series Q and Series R Preferred Stock. In addition, we assumed that the warrants for both series of preferred stock had a dividend yield of zero. The following table provides further information regarding these issuances.

Preferred Stock Summary

(Dollars in millions, except per share information) Series	Description	Initial Issuance Date	Total Shares Issued	Liquidation Preference per Share (in dollars)	Carrying Value as of March 31, 2009 (1)	Per Annum Dividend Rate

Series Q (2, 3, 4, 5)	Fixed Rate Cumulative Perpetual	January 2009	400,000	$25,000	$9,046	5.00% through 1/9/2014; 9.00% thereafter

Series R (2, 4, 5)	Fixed Rate Cumulative Perpetual	January 2009	800,000	25,000	17,846	8.00%

Total			1,200,000

(1)	Includes the preferred stock discount accretion of $46 million for both the Series Q and Series R Preferred Stock.
(2)	Pays quarterly cash dividends.
(3)

Subject to the approval of federal banking regulators, the Series Q Preferred Stock may be redeemed prior to February 15, 2012 if the Series N Preferred Stock, issued by the Corporation in October 2008, has been redeemed with net proceeds from qualified equity offerings, which is defined generally as a sale or issuance of common or perpetual preferred stock to third parties that qualifies as Tier 1 Capital. After February 15, 2012, subject to the approval of federal banking regulators, the Series Q Preferred Stock can be redeemed by its terms if the Series N Preferred Stock has been redeemed whether or not new capital is issued.

(4)	Subject to the approval of federal banking regulators, the Series R Preferred Stock can be redeemed after the Series N and Series Q Preferred Stock have been redeemed.
(5)

Notwithstanding the preceding, pursuant to the American Recovery and Reinvestment Act of 2009, the Emergency Economic Stabalization Act of 2008 was amended to add a new Section 111(g), which would allow the Corporation to redeem the Series Q or Series R Preferred Stock at any time, subject to the approval of the appropriate federal banking agency, without raising additional cash proceeds from qualified equity offerings or without regard to waiting periods.

During the first quarter of 2009, the aggregate dividends declared on preferred stock were $1.0 billion, including $145 million related to preferred stock issued in connection with the Merrill Lynch acquisition.

Accumulated OCI

The following table presents the changes in accumulated OCI for the three months ended March 31, 2009 and 2008, net-of-tax.

(Dollars in millions)	Available-for- Sale Debt Securities(1)	Available-for- Sale Marketable Equity Securities	Derivatives (2)	Employee Benefit Plans	Foreign Currency (3)	Total

Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)
Cumulative adjustment for accounting change - OTTI (4)	(71)	-	-	-	-	(71)

Net change in fair value recorded in accumulated OCI	1,002	(71)	152	-	66	1,149
Net realized (gains) losses reclassified into earnings (5)	(717)	(1,025)	260	65	-	(1,417)

Balance, March 31, 2009	$(5,742)	$2,839	$(3,046)	$(4,577)	$(638)	$(11,164)

Balance, December 31, 2007	$(1,880)	$8,416	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI	(407)	(1,536)	(478)	-	20	(2,401)
Net realized (gains) losses reclassified into earnings (5)	213	(5)	162	18	-	388

Balance, March 31, 2008	$(2,074)	$6,875	$(4,718)	$(1,283)	$316	$(884)

(1)	The March 31, 2009 ending balance includes $343 million of unrealized losses in which other-than-temporary impairment has been recognized.
(2)	The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $3.0 billion and $3.6 billion, net-of-tax, at March 31, 2009 and 2008.
(3)

For the three months ended March 31, 2009, the net change in fair value recorded in accumulated OCI represented $1.1 billion in losses associated with the Corporation’s foreign currency translation adjustments on its net investment in consolidated foreign operations offset by gains of $1.1 billion on the related foreign currency exchange hedging results.

(4)

Effective January 1, 2009, the Corporation early adopted FSP FAS 115-2. For additional information on the adoption of this accounting pronouncement, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities.

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

Earnings Per Common Share

On January 1, 2009, the Corporation adopted FSP EITF 03-6-1 which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method. Prior period EPS amounts have been reclassified to conform to current period presentation.

The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

For the three months ended March 31, 2009 and 2008, average options to purchase 324 million and 135 million shares of common stock were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three months ended March 31, 2009 and 2008, 188 million and 97 million average dilutive potential common shares associated with the convertible Series L, MC – Series 2 and MC – Series 3 Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2009 and 2008 is presented below.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2009	2008

Earnings per common share

Net income	$4,247	$1,210

Preferred stock dividends	(1,433)	(190)

Net income available to common shareholders	2,814	1,020

Income allocated to participating securities	(39)	(20)

Net income allocated to common shareholders	$2,775	$1,000

Average common shares issued and outstanding	6,370,815	4,427,823

Earnings per common share	$0.44	$0.23

Diluted earnings per common share

Net income available to common shareholders	$2,814	$1,020

Average common shares issued and outstanding	6,370,815	4,427,823

Dilutive potential common shares (1)	60,212	33,378

Total diluted average common shares issued and outstanding	6,431,027	4,461,201

Diluted earnings per common share	$0.44	$0.23

(1)	Includes incremental shares from restricted stock units, restricted stock shares, stock options and warrants.

NOTE 14 – Pension, Postretirement and Other Employee Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The plans provide defined benefits based on an employee’s compensation and years of service. The Bank of America Pension Plan (the Pension Plan) provides participants with compensation credits, generally based on years of service. For account balances based on compensation credits prior to January 1, 2008, the Pension Plan allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. Participants may elect to modify earnings measure allocations on a periodic basis subject to the provisions of the Pension Plan. For account balances based on compensation credits subsequent to December 31, 2007, the account balance earnings rate is based on a benchmark rate. For eligible employees in the Pension Plan on or after January 1, 2008, the benefits become vested upon completion of three years of service. It is the policy of the Corporation to fund not less than the minimum funding amount required by ERISA. A detailed discussion of these plans is presented in Note 16 – Employee Benefit Plans to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, and other postretirement plans. The non-U.S. pension plans vary based on the country and local practices.

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. The Corporation has contributed approximately $120 million toward this agreement during the three months ended March 31, 2009. Additional contributions may be required under the supplemental agreement.

Net periodic benefit cost (income) of the Corporation’s plans including the Merrill Lynch and Countrywide plans for the three months ended March 31, 2009 and 2008 included the following components:

	Three Months Ended March 31
	Qualified Pension Plans		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans

(Dollars in millions)	2009	2008	2009 (2)	2008	2009 (2)	2008

Components of net periodic benefit cost (income)

Service cost	$107	$88	$7	$2	$5	$5

Interest cost	188	210	60	19	23	23

Expected return on plan assets	(308)	(361)	(54)	-	(2)	(3)

Amortization of transition obligation	-	-	-	-	8	8

Amortization of prior service cost (credits)	9	12	(2)	(2)	-	-

Recognized net actuarial loss (gain)	99	16	2	3	(15)	(8)

Net periodic benefit cost (income)	$95	$(35)	$13	$22	$19	$25

(1)	Includes nonqualified pension plans, the terminated U.S pension plan and non-U.S. pension plans as described above.
(2)	The net periodic benefit cost (income) of the Merrill Lynch Nonqualified and Other Pension Plans and Postretirement Health and Life Plans was $(6) million and $4 million.

For 2009, the Corporation expects to contribute $286 million and $134 million to its nonqualified and other pension plans and postretirement health and life plans. For the three months ended March 31, 2009, the Corporation contributed $197 million and $34 million for these plans. The Corporation does not expect to be required to contribute to its qualified pension plans during 2009.

In connection with the Merrill Lynch acquisition, approximately 234 million stock-based compensation awards (e.g., options and restricted shares) were converted to Bank of America stock-based awards. The unamortized compensation expense at the time of acquisition was approximately $700 million which will be substantially amortized into personnel expense through 2012.

NOTE 15 – Income Taxes

As a result of the acquisition of Merrill Lynch on January 1, 2009, the Corporation’s net deferred tax assets increased by $19.6 billion. Included in these deferred tax assets are carryforward amounts generated in the U.S. and U.K. that are deductible in the future as net operating losses (NOLs). The U.K. NOL deferred tax asset of $9.7 billion has an unlimited carryforward period, but due to change-in-control limitations in the three years prior to and following the change in ownership, can be jeopardized by certain major changes in the nature or conduct of the Corporation’s U.K. businesses. The Corporation has concluded that no valuation allowance is required. The U.S. federal NOL of $11.8 billion, which is represented by a deferred tax asset of $4.1 billion, can be carried forward against future tax periods of the Corporation until 2028, and no valuation allowance has been established based upon the Corporation’s estimate that future taxable income will be sufficient to utilize the NOL prior to its expiration. Merrill Lynch also has U.S. federal capital loss and foreign tax credit carryforwards against which valuation allowances have been recorded to reduce the assets to the amounts the Corporation believes are more-likely-than-not to be realized before their expiration.

The determination of the amount of deferred tax assets that are more-likely-than-not to be realized involves the assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, historical taxable income and projected future taxable income, the character and geographic mix of projected future taxable income, and projected future reversals of existing deferred tax liabilities.

At March 31, 2009 and December 31, 2008, the balance of the Corporation’s unrecognized tax benefits (UTBs) was $5.5 billion and $3.5 billion. The increase was primarily due to the acquisition of Merrill Lynch. As of March 31, 2009, $4.0 billion of the UTBs (net of items such as state income taxes and foreign tax credit offsets) would, if recognized, affect the Corporation’s effective tax rate in future periods.

In December 2008, the U.S. Tax Court issued an adverse decision with respect to Merrill Lynch’s tax treatment of a 1987 transaction. The Corporation has not yet determined whether or not an appeal will be filed. The UTBs with respect to this transaction have been included in the amounts disclosed above.

Merrill Lynch is under examination by the Internal Revenue Service (IRS), as well as by other non-U.S. taxing authorities, with respect to tax returns for its major jurisdictions. The examinations of the U.S. federal income tax returns are ongoing for the years 2005 to 2007. Tax returns filed in the U.K. are currently under examination for the years 2006 to 2007. The Corporation has paid assessments issued by tax authorities in Japan for the tax years that ended March 31, 1999 through 2007, which assert that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. The Corporation will utilize the process of obtaining clarification from international authorities (referred to as Competent Authority) to determine the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The Corporation believes it is reasonably possible that portions of these proceedings will be concluded within the next 12 months.

During 2008, the IRS completed the examination of the Merrill Lynch 2004 tax year. Included in this examination were certain proposed adjustments for which the Corporation has filed a protest to the Appeals office of the IRS.

During 2009, the Corporation expects the IRS to issue Revenue Agent’s Reports (RARs) for the Merrill Lynch tax years 2005 and 2006. The Corporation expects the RARs to disallow certain deductions and foreign tax credits that Merrill Lynch claimed on its U.S. income tax returns. Except with respect to any proposed adjustments that the Corporation may challenge, management believes it is reasonably possible that these examinations will be concluded within the next 12 months.

Due to the resolution of all examination matters reasonably possible to be concluded (including Merrill Lynch) within the next 12 months, the Corporation’s UTB balance may decrease by as much as $1.2 billion during that period since resolved items would be removed from the balance whether their resolution resulted in payment or recognition.

As of March 31, 2009 and December 31, 2008, the Corporation’s accrual for interest and penalties related to income taxes net of taxes and remittances, which included applicable interest on certain leveraged lease positions, was $877 million and $677 million. The increase was primarily due to the Merrill Lynch acquisition.

Upon the acquisition of Merrill Lynch, the cumulative undistributed earnings of non-U.S. subsidiaries for which no deferred U.S. federal income taxes have been provided (as such earnings are expected to be permanently reinvested in the subsidiaries’ non-U.S. operations) increased to $14.0 billion. It is not practicable to determine the amount of withholding and U.S. income tax that would be payable in the event these earnings were repatriated.

Note 16 – Fair Value Disclosures

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries certain corporate loans and loan commitments, LHFS, securities financing agreements, long-term deposits and certain structured notes that are classified as long-term debt at fair value in accordance with SFAS 159. The Corporation also carries at fair value trading account assets and liabilities, derivative assets and liabilities, AFS debt securities, MSRs, and certain other assets. A detailed discussion regarding the fair value hierarchy and how the Corporation measures fair value is presented in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

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

Securities Financing Agreements

The fair values of certain reverse repurchase arrangements, repurchase arrangements, and securities borrowed transactions are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. As part of certain securities lending agreements securities are received as collateral and are recorded at fair market value in other assets, and the liability to return these securities are recorded at fair market value in accrued expenses and other liabilities.

Deposits, Commercial Paper and Other Short-term Borrowings and Certain Structured Notes that are Classified as Long-term debt

The fair values of deposits, commercial paper and other short-term borrowings and certain structured notes that are classified as long-term debt are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The Corporation considers, consistent with the requirements of SFAS 157, the impact of its own creditworthiness in the valuation of these liabilities. The credit risk is determined by reference to existing direct market costs of credit.

Trading Account Assets and Liabilities and Available-for-Sale Debt Securities

The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of AFS debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets or liabilities and AFS debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased such as certain CDO positions and certain ABS. Some of these instruments are valued using a net asset value approach, which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies.

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. Consistent with the way the Corporation fair values long-term deposits, commercial paper and other short-term borrowings and certain structured notes as discussed above, the Corporation incorporates, within its fair value measurements of over-the-counter derivatives, the net credit differential between the counterparty credit risk and the Corporation’s own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on historical experience, adjusted for recent name specific expectations.

Mortgage Servicing Rights

The fair values of MSRs are determined using models which depend on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the OAS levels. For more information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

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

For private equity and principal investments held at fair value, valuation methodologies include discounted cash flows, publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, or entry level multiples, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to the fair value include, but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets.

Asset-backed Secured Financings

The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Recurring Fair Value

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009, including financial instruments for which the Corporation accounts for in accordance with SFAS 159, are summarized in the table below:

	March 31, 2009
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$45,342	$-	$-	$45,342
Trading account assets:
U.S. government and agency securities	27,096	49,479	-	-	76,575
Corporate securities, trading loans, and other	6,933	42,330	10,458	-	59,721
Equity securities	15,390	4,945	7,671	-	28,006
Foreign sovereign debt	8,338	9,708	601	-	18,647
Mortgage trading loans and asset-backed securities	20	10,539	9,623	-	20,182

Total trading account assets	57,777	117,001	28,353	-	203,131

Derivative assets	25,242	2,498,020	41,842	(2,427,793)	137,311
Available-for-sale debt securities:
U.S. Treasury securities and agency debentures	645	3,948	-	-	4,593
Mortgage-backed securities:
Agency MBSs	-	139,180	-	-	139,180
Agency collateralized	-	21,156	-	-	21,156
Non-agency MBSs	-	38,473	10,364	-	48,837
Foreign securities	111	3,098	1,219	-	4,428
Corporate/Agency bonds	-	2,758	1,725	-	4,483
Other taxable securities	1,611	11,636	8,700	-	21,947
Tax-exempt securities	-	9,303	267	-	9,570

Total available-for-sale debt securities	2,367	229,552	22,275	-	254,194

Loans and leases (2)	-	400	6,955	-	7,355
Mortgage servicing rights	-	-	14,096	-	14,096
Loans held-for-sale	-	18,868	7,362	-	26,230
Other assets (3)	30,631	4,240	6,055	-	40,926

Total assets	$116,017	$2,913,423	$126,938	$(2,427,793)	$728,585

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,682	$-	$-	$1,682
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	27,400	-	-	27,400
Trading account liabilities:
U.S. government and agency securities	21,075	2,568	-	-	23,643
Equity securities	14,735	1,211	-	-	15,946
Foreign sovereign debt	5,059	2,600	326	-	7,985
Corporate securities and other	223	5,196	-	-	5,419

Total trading account liabilities	41,092	11,575	326	-	52,993

Derivative liabilities	26,887	2,457,817	34,426	(2,442,548)	76,582
Commercial paper and other short-term borrowings	-	946	-	-	946
Accrued expenses and other liabilities	7,587	205	2,783	-	10,575
Long-term debt	-	28,102	8,067	-	36,169

Total liabilities	$75,566	$2,527,727	$45,602	$(2,442,548)	$206,347

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)

Loans and leases at March 31, 2009 included $22.0 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option election in accordance with SFAS 159.

(3)

Other assets is primarily comprised of AFS equity securities and other equity investments. Substantially all of other assets are eligible for, and the Corporation has not chosen to elect, fair value accounting at March 31, 2009.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008, including financial instruments for which the Corporation accounts for in accordance with SFAS 159, are summarized in the table below:

	December 31, 2008
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$2,330	$-	$-	$2,330
Trading account assets	44,889	107,315	7,318	-	159,522
Derivative assets	2,109	1,525,106	8,289	(1,473,252)	62,252
Available-for-sale debt securities	2,789	255,413	18,702	-	276,904
Loans and leases (2)	-	-	5,413	-	5,413
Mortgage servicing rights	-	-	12,733	-	12,733
Loans held-for-sale	-	15,582	3,382	-	18,964
Other assets (3)	25,089	1,245	3,572	-	29,906

Total assets	$74,876	$1,906,991	$59,409	$(1,473,252)	$568,024

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,717	$-	$-	$1,717
Trading account liabilities	42,974	14,313	-	-	57,287
Derivative liabilities	4,872	1,488,509	6,019	(1,468,691)	30,709
Accrued expenses and other liabilities	38	-	1,940	-	1,978

Total liabilities	$47,884	$1,504,539	$7,959	$(1,468,691)	$91,691

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)

Loans and leases at December 31, 2008 included $22.4 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option election in accordance with SFAS 159.

(3)

Other assets is primarily comprised of AFS equity securities and other equity investments. Substantially all of other assets are eligible for, and the Corporation has not chosen to elect, fair value accounting at December 31, 2008.

The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-months ended March 31, 2009 and 2008, including realized and unrealized gains (losses) included in earnings and OCI.

  Level 3 – Fair Value Measurements

	Three Months Ended March 31, 2009
(Dollars in millions)	Balance January 1, 2009	Merrill Lynch Acquisition	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers in to (out of) Level 3	Balance March 31, 2009

Trading account assets:
Corporate securities, trading loans, and other	$4,540	$7,012	$(397)	$-	$(2,186)	$1,489	$10,458
Equity securities	546	3,848	(177)	-	3,647	(193)	7,671
Foreign sovereign debt	-	30	(15)	-	(1)	587	601
Mortgage trading loans and asset- backed securities	2,232	7,294	(261)	-	(768)	1,126	9,623

Total trading account assets	7,318	18,184	(850)	-	692	3,009	28,353

Net derivative assets (1)	2,270	2,307	3,868	-	(1,411)	382	7,416
Available-for-sale debt securities:
Mortgage-backed securities
Non-agency MBSs	6,096	2,509	(103)	173	1,832	(143)	10,364
Foreign securities	1,247	-	-	1	(29)	-	1,219
Corporate/Agency bonds	1,598	-	(39)	(41)	66	141	1,725
Other taxable securities	9,599	-	(19)	355	(951)	(284)	8,700
Tax-exempt securities	162	-	-	42	(34)	97	267

Total available-for-sale debt securities	18,702	2,509	(161)	530	884	(189)	22,275

Loans and leases (2)	5,413	2,452	(1,015)	-	105	-	6,955
Mortgage servicing rights	12,733	209	1,098	-	56	-	14,096
Loans held-for-sale (2)	3,382	3,872	(136)	-	244	-	7,362
Other assets (3)	3,572	2,696	(262)	-	49	-	6,055
Trading account liabilities:
Foreign sovereign debt	-	-	-	-	18	(344)	(326)

Long-term debt (2)	-	(7,481)	(492)	-	(421)	327	(8,067)
Accrued expenses and other liabilities (2)	(1,940)	(1,337)	518	-	(24)	-	(2,783)

(1)

Net derivatives at March 31, 2009 included derivative assets of $41.8 billion and derivative liabilities of $34.4 billion. Net derivatives acquired in connection with the acquisition of Merrill Lynch on January 1, 2009 included derivative assets of $37.3 billion and derivative liabilities of $35.0 billion.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

  Level 3 – Fair Value Measurements

	Three Months Ended March 31, 2008
(Dollars in millions)	Balance January 1, 2008	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers in to (out of) Level 3	Balance March 31, 2008

Trading account assets	$4,027	$(560)	$-	$(568)	$2,623	$5,522
Net Derivative assets (1)	(1,203)	490	-	524	505	316
Available-for-sale debt securities	5,507	(489)	(582)	1,252	3,970	9,658
Loans and leases (2)	4,590	(125)	-	592	-	5,057
Mortgage servicing rights	3,053	(47)	-	157	-	3,163
Loans held-for-sale (2)	1,334	(56)	-	(79)	23	1,222
Other assets (3)	3,987	479	-	(45)	(147)	4,274
Accrued expenses and other liabilities (2)	(660)	(243)	-	-	-	(903)

(1)	Net derivatives at March 31, 2008 included derivative assets of $10.8 billion and derivative liabilities of $10.5 billion.
(2)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loans, loan commitments and loans held-for-sale.
(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2009 and 2008. These amounts include those gains and losses generated by loans, LHFS, loan commitments and structured notes which are accounted for at fair value in accordance with SFAS 159.

  Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	Three Months Ended March 31, 2009
(Dollars in millions)	Card Income	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (2)	Other Income (Loss)	Total

Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$(397)	$-	$-	$(397)
Equity securities	-	-	(177)	-	-	(177)
Foreign sovereign debt	-	-	(15)	-	-	(15)
Mortgage trading loans and asset-backed securities	-	-	(274)	13	-	(261)

Total trading account assets	-	-	(863)	13	-	(850)

Net derivative assets	-	-	1,361	2,507	-	3,868
Available-for-sale debt securities:
Mortgage-backed securities
Non-agency MBSs	-	-	-	(15)	(88)	(103)
Corporate/Agency bonds	-	-	-	-	(39)	(39)
Other taxable securities	-	-	-	-	(19)	(19)

Total available-for-sale debt securities	-	-	-	(15)	(146)	(161)

Loans and leases (1)	-	-	3	-	(1,018)	(1,015)
Mortgage servicing rights	-	-	-	1,098	-	1,098
Loans held-for-sale (1)	-	-	(54)	(52)	(30)	(136)
Other assets	8	(79)	(3)	1	(189)	(262)

Long-term debt (1)	-	-	(499)	-	7	(492)
Accrued expenses and other liabilities(1)	-	-	6	34	478	518

Total	$8	$(79)	$(49)	$3,586	$(898)	$2,568

(1)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.
(2)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	Three Months Ended March 31, 2008
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (2)	Other Income (Loss)	Total

Trading account assets	$-	$-	$(560)	$-	$-	$(560)
Net derivative assets	-	-	358	132	-	490
Available-for-sale debt securities	-	-	-	-	(489)	(489)
Loans and leases (1)	-	-	(2)	-	(123)	(125)
Mortgage servicing rights	-	-	-	(47)	-	(47)
Loans held-for-sale (1)	-	-	(30)	(25)	(1)	(56)
Other assets	464	6	-	-	9	479
Accrued expenses and other liabilities (1)	-	-	(5)	-	(238)	(243)

Total	$464	$6	$(239)	$60	$(842)	$(551)

(1)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.
(2)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

The tables below summarize changes in unrealized gains or losses recorded in earnings during the three months ended March 31, 2009 and 2008 for Level 3 assets and liabilities that were still held at March 31, 2009 and 2008. These amounts include changes in fair value generated by loans, LHFS, loan commitments and structured notes which are accounted for at fair value in accordance with SFAS 159.

  Level 3 –Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	Three Months Ended March 31, 2009
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (2)	Other Income (Loss)	Total

Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$(378)	$-	$-	$(378)
Equity securities	-	-	(177)	-	-	(177)
Foreign sovereign debt	-	-	(15)			(15)
Mortgage trading loans and asset-backed securities	-	-	(280)	13	-	(267)

Total trading account assets	-	-	(850)	13	-	(837)

Net derivative assets	-	-	1,415	1,022	-	2,437
Available-for-sale debt securities:
Mortgage-backed securities
Non-agency MBSs	-	-	-	(3)	(87)	(90)
Corporate/Agency bonds	-	-	-	-	(10)	(10)
Other taxable securities	-	-	-	-	(20)	(20)

Total available-for-sale debt securities	-	-	-	(3)	(117)	(120)

Loans and leases (1)	-	-	3	-	(1,194)	(1,191)
Mortgage servicing rights	-	-	-	1,023	-	1,023
Loans held-for-sale (1)	-	-	(53)	(52)	(5)	(110)
Other assets	(35)	(103)	(3)	1	(179)	(319)
Long-term debt (1)	-	-	(533)	-	7	(526)
Accrued expenses and other liabilities (1)	-	-	-	34	(309)	(275)

Total	$(35)	$(103)	$(21)	$2,038	$(1,797)	$82

(1)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.
(2)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

  Level 3 –Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	Three Months Ended March 31, 2008

(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (2)	Other Income (Loss)	Total

Trading account assets	$-	$-	$(541)	$-	$-	$(541)
Net derivative assets	-	-	103	71	-	174
Available-for-sale debt securities	-	-	-	-	(476)	(476)
Loans and leases (1)	-	-	-	-	(153)	(153)
Mortgage servicing rights	-	-	-	(96)	-	(96)
Loans held-for-sale (1)	-	-	(27)	(19)	(1)	(47)
Other assets	203	(62)	-	-	-	141
Accrued expenses and other liabilities (1)	-	-	-	-	(354)	(354)

Total	$203	$(62)	$(465)	$(44)	$(984)	$(1,352)

(1)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.
(2)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include LHFS and foreclosed properties. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

	Three months ended March 31, 2009				Three months ended March 31, 2008

(Dollars in millions)	Level 1	Level 2	Level 3	(Losses)	Level 1	Level 2	Level 3	(Losses)

Assets
Loans held-for-sale	$-	$1,784	$10,170	$(584)	$-	$1,930	$16,730	$(690)
Foreclosed properties (1)	-	-	573	(121)	-	-	46	(12)

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

At March 31, 2009 and December 31, 2008, funded loans which the Corporation has elected to fair value had an aggregate fair value of $7.36 billion and $5.41 billion recorded in loans and leases and an aggregate outstanding principal balance of $9.56 billion and $6.42 billion. At March 31, 2009 and December 31, 2008, unfunded loan commitments that the Corporation has elected to fair value had an aggregate fair value of $2.03 billion and $1.12 billion recorded in accrued expenses and other liabilities and an aggregate committed exposure of $27.6 billion and $16.9 billion. Interest income on these loans is recorded in interest and fees on loans and leases. At March 31, 2009 and December 31, 2008, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status.

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to use fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. At March 31, 2009 and December 31, 2008, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $26.23 billion and $18.96 billion and an aggregate outstanding principal balance of $31.25 billion and $20.75 billion. Interest income on these loans is recorded in other interest income. These changes in fair value are mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Other Assets

Other Assets primarily represents non-marketable convertible preferred shares for which the Corporation has economically hedged a majority of the position with derivatives. At March 31, 2009, these assets had a fair value of $2.4 billion.

Securities Financing Agreements

The Corporation elected the fair value option for certain securities financing agreements that were acquired as part of the Merrill Lynch acquisition. The fair value option election was made for certain securities financing agreements based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. At March 31, 2009, securities financing agreements for which the fair value option has been elected had an aggregate fair value of $72.7 billion and a principal balance of $72.2 billion.

Long-term Deposits

The Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. At March 31, 2009 and December 31, 2008, these instruments had an aggregate fair value of $1.68 billion and $1.72 billion and a principal balance of $1.69 billion and $1.70 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Commercial Paper and Other Short-term Borrowings

The Corporation elected to fair value certain commercial paper and short-term borrowings that were acquired as part of the Merrill Lynch acquisition. This debt is risk managed on a fair value basis and hedge accounting under SFAS No. 133 has been difficult to achieve. At March 31, 2009, this long-term debt had an aggregate fair value of $946 million and a principal balance of $257 million recorded in commercial paper and other short-term borrowings.

Long-term Debt

The Corporation elected to fair value certain long-term debt, primarily structured notes, that were acquired as part of the Merrill Lynch acquisition. This long-term debt is risk managed on a fair value basis and hedge accounting under SFAS No. 133 has been difficult to achieve. The majority of the fair value changes on long-term debt is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Except for gains related to changes in the Corporation’s credit spreads, the majority of gains for the quarter-ended March 31, 2009 are offset by losses on derivatives that economically hedge this debt and that are accounted for at fair value under SFAS No. 133. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in the Corporation’s credit spreads were gains of $2.2 billion for the three months ended March 31, 2009. Changes in the Corporation’s specific credit risk are derived by isolating fair value changes due to changes in the Corporation’s credit spreads as observed in the secondary cash market. At March 31, 2009, this long-term debt had an aggregate fair value of $36.17 billion and a principal balance of $50.56 billion recorded in long-term debt.

Asset-backed Secured Financings

The Corporation elected to fair value certain asset-backed secured financings. At March 31, 2009, these secured financings had an aggregate fair value of $752 million and a principal balance of $1.5 billion recorded in accrued expenses and other liabilities. At December 31, 2008, these secured financings had an aggregate fair value of $816 million and a principal balance of $1.6 billion recorded in accrued expenses and other liabilities. Using the fair value option election allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

The following table provides information about where changes in the fair value of assets or liabilities for which the fair value option has been elected are included in the Consolidated Statement of Income.

  Gains (Losses) Relating to Assets and Liabilities Accounted for Using Fair Value Option

(Dollars in millions)	Three Months Ended March 31, 2009
	Corporate Loans and Loan Commitments	Loans Held-for- Sale (1)	Securities Financing Agreements	Other Assets	Long-term Deposits	Asset-backed Secured Financings	Commercial Paper and Other Short-Term Borrowings	Long- Term Debt	Total

Trading account profits (losses)	$9	$(94)	$-	$5	$-	$-	$(10)	$(117)	$(207)
Mortgage banking income	-	1,980	-	-	-	34	-	-	2,014
Equity Investment Income	-	-	-	(103)	-	-	-	-	(103)
Other income (loss)	(367)	(15)	(14)	-	26	-	-	2,221	1,851

Total	$(358)	$1,871	$(14)	$(98)	$26	$34	$(10)	$2,104	$3,555

	Three Months Ended March 31, 2008

Trading account profits (losses)	$(7)	$(611)	$-	$-	$-	$-	$-	$-	$(618)
Mortgage banking income	-	15	-	-	-	-	-	-	15
Other income (loss)	(361)	(45)	3	-	(54)	-	-	-	(457)

Total	$(368)	$(641)	$3	$-	$(54)	$-	$-	$-	$(1,060)

(1)

Gains (losses) included in LHFS includes the change in fair value attributable to certain closed interest rate lock commitments of $1.7 billion and $(37) million for the three months ended March 31, 2009 and 2008. This amount is included as part of the LHFS basis upon funding of the loan.

NOTE 17 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities.

The following table presents activity for residential first mortgage MSRs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31

(Dollars in millions)	2009	2008

Balance, beginning of the period	$12,733	$3,053

Merrill Lynch balance, January 1, 2009	209	-

Additions	1,249	366

Impact of customer payments	(1,185)	(197)

Other changes in MSR market value	1,090	(59)

Balance, March 31	$14,096	$3,163

Mortgage loans serviced for investors (in billions)	$1,699	$268

For the three months ended March 31, 2009 and 2008, other changes in MSR market value were $1.1 billion and $(59) million. These amounts reflect the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of changes in other assumptions. The amounts do not include $8 million and $12 million in gains for the three months ended March 31, 2009 and March 31, 2008 resulting from the actual cash received exceeding expected prepayments. The total amounts of $1.1 billion and $(47) million are included in the line “mortgage banking income (loss)” for mortgage servicing rights in the table “Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings” in Note 16 – Fair Value Disclosures.

At March 31, 2009 and December 31, 2008, the fair value of consumer MSRs was $14.1 billion and $12.7 billion. The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted average lives of the MSRs and the OAS levels.

Key economic assumptions used in determining the fair value of MSRs at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable

Weighted average option adjusted spread	1.83%	6.25%	1.71%	6.40%

Weighted average life, in years	3.69	2.77	3.26	2.71

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

	March 31, 2009

	Change in Weighted-Average Lives

(Dollars in millions)	Fixed		Adjustable		Change in Fair Value

Prepayment rates
Impact of 10% decrease	0.25	years	0.13	years	$827
Impact of 20% decrease	0.55		0.28		1,793

Impact of 10% increase	(0.21)		(0.11)		(716)
Impact of 20% increase	(0.40)		(0.21)		(1,344)

OAS level
Impact of 100 bps decrease	n/a		n/a		550
Impact of 200 bps decrease	n/a		n/a		1,145

Impact of 100 bps increase	n/a		n/a		(509)
Impact of 200 bps increase	n/a		n/a		(981)

n/a = not applicable

Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $329 million and $323 million at March 31, 2009 and December 31, 2008 and are not included in the tables above.

NOTE 18 – Business Segment Information

The Corporation reports the results of its operations through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2009, as a result of the Merrill Lynch acquisition, the Corporation changed its basis of presentation from three segments to six segments. The former Global Consumer and Small Business Banking now is reflected in three separate business segments: Deposits, Global Card Services and Home Loans & Insurance. The former Global Corporate and Investment Banking now is divided into Global Banking and Global Markets. Prior period amounts have been reclassified to conform to current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation. The Corporation may periodically reclassify business segment results based on modifications to its management reporting methodologies and changes in organizational alignment.

Deposits

Deposits includes the results of consumer deposits activities which include a comprehensive range of products to consumers and small businesses. In addition, Deposits includes student lending and small business banking results, excluding business card, and the net effect of our ALM activities. Deposits’ products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. These products provide a relatively stable source of funding and liquidity. The Corporation earns net interest spread revenues from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using a funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generates fees such as account service fees, non-sufficient fund fees, overdraft charges and ATM fees. In addition, Deposits includes the impact of migrating customers, and their related deposit balances, between GWIM and Deposits. Net interest income and service fees include the impact of migration.

In order to better coordinate the consumer payments businesses, the consumer and small business card products were consolidated into Global Card Services; therefore, debit card has moved from Deposits to Global Card Services.

Global Card Services

Global Card Services provides a broad offering of products including U.S. Consumer and Business Card, Consumer Lending, International Card and Debit Card services. The Corporation reports Global Card Services’ results on a managed basis. Reporting on a managed basis is consistent with the way that management evaluates the results of Global Card Services. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

The performance of the managed portfolio is important in understanding Global Card Services’ results as it demonstrates the results of the entire portfolio serviced by the business. Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, retained excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. Global Card Services’ managed income statement line items differ from a held basis as follows:

•

Managed net interest income includes Global Card Services’ net interest income on held loans and interest income on the securitized loans less the internal funds transfer pricing allocation related to securitized loans.

•

Managed noninterest income includes Global Card Services’ noninterest income on a held basis less the reclassification of certain components of card income (e.g., excess servicing income) to record securitized net interest income and provision for credit losses. Noninterest income, both on a held and managed basis, also includes the impact of adjustments to the interest-only strips that are recorded in card income as management continues to manage this impact within Global Card Services.

•	Provision for credit losses represents the provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

Home Loans & Insurance

Home Loans & Insurance provides an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s balance sheet for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance.

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management, treasury solutions and investment banking services to clients worldwide. Lending products and services include commercial and corporate bank loans and commitment facilities, real estate lending, leasing and asset-based lending and indirect consumer loans. Capital management and treasury solutions include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Investment banking services provide the Corporation’s commercial and corporate issuer clients with debt and equity underwriting and distribution capabilities as well as merger-related advisory services. Global Banking also contains the results for the economic hedging of the risk to certain real estate-related commercial loans and commitments utilizing various risk mitigation tools. Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of the Global Markets and Global Banking in servicing our clients with the best product capabilities, we allocate revenue to the two segments based on relative contribution.

Global Markets

Global Markets provides financial products, advisory services, financing, securities clearing and settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities and ABS. Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of the Global Markets and Global Banking in servicing our clients with the best product capabilities, we allocate revenue to the two segments based on relative contribution.

Global Wealth & Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high net-worth individuals. GWIM also includes the impact of migrating customers, and their related deposit balances, between GWIM and Deposits. Net interest income and service fees include the impact of migration. In addition, GWIM includes the results of the Institutional Retirement & Philanthropy business, the Corporation’s approximately 50 percent economic ownership of BlackRock, and other administrative items.

All Other

All Other consists of equity investment activities including Global Principal Investments, Corporate Investments and Strategic Investments, the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. All Other also includes certain amounts associated with ALM activities and a corresponding “securitization offset” which removes the “securitization impact” of sold loans in Global Card Services, in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis). Effective January 1, 2009, as part of the Merrill Lynch acquisition, All Other includes the results of First Republic Bank and fair value adjustments related to certain Merrill Lynch structured notes.

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

The management accounting reporting process derives segment and business results by utilizing allocation methodologies for revenue and expense. The net income derived for the businesses is dependent upon revenue and cost allocations using an activity-based costing model, funds transfer pricing, and other methodologies and assumptions management believes are appropriate to reflect the results of the business.

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. ALM activities are recorded in the business segments such as external product pricing decisions, including deposit pricing strategies, the effects of our internal funds transfer pricing process as well as the net effects of other ALM activities. In addition, certain residual impacts of the funds transfer pricing process are retained in All Other.

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

The following table presents total revenue, net of interest expense, on a FTE basis and net income for the three months ended March 31, 2009 and 2008, and total assets at March 31, 2009 and 2008 for each business segment, as well as All Other.

Business Segments
Three Months Ended March 31
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Net interest income (4)	$12,819	$10,291	$1,962	$2,572	$5,207	$4,527
Noninterest income	23,261	7,080	1,502	1,578	2,250	3,341
Total revenue, net of interest expense	36,080	17,371	3,464	4,150	7,457	7,868
Provision for credit losses (5)	13,380	6,010	311	246	8,221	4,312
Amortization of intangibles	520	446	63	75	223	255
Other noninterest expense	16,482	8,817	2,300	2,141	1,852	1,944
Income (loss) before income taxes	5,698	2,098	790	1,688	(2,839)	1,357
Income tax expense (benefit) (4)	1,451	888	297	628	(1,070)	490
Net income (loss)	$4,247	$1,210	$493	$1,060	$(1,769)	$867
Period-end total assets	$2,321,963	$1,736,502	$417,410	$374,173	$234,990	$253,363

	Home Loans & Insurance		Global Banking		Global Markets
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Net interest income (4)	$1,180	$599	$2,810	$2,298	$1,787	$1,133
Noninterest income (loss)	4,044	773	1,831	1,558	5,004	(1,981)
Total revenue, net of interest expense	5,224	1,372	4,641	3,856	6,791	(848)
Provision for credit losses (5)	3,372	1,812	1,848	526	51	(1)
Amortization of intangibles	19	-	59	48	18	-
Other noninterest expense	2,631	722	2,452	1,692	3,041	726
Income (loss) before income taxes	(798)	(1,162)	282	1,590	3,681	(1,573)
Income tax expense (benefit) (4)	(300)	(430)	107	590	1,316	(582)
Net income (loss)	$(498)	$(732)	$175	$1,000	$2,365	$(991)
Period-end total assets	$221,559	$102,115	$389,076	$369,216	$574,088	$418,632
	GWIM (2)		All Other (2, 3)
(Dollars in millions)	2009	2008	2009	2008
Net interest income (4)	$1,653	$1,018	$(1,780)	$(1,856)
Noninterest income	2,708	924	5,922	887
Total revenue, net of interest expense	4,361	1,942	4,142	(969)
Provision for credit losses (5)	254	243	(677)	(1,128)
Amortization of intangibles	132	60	6	8
Other noninterest expense	3,156	1,254	1,050	338
Income (loss) before income taxes	819	385	3,763	(187)
Income tax expense (4)	309	143	792	49
Net income (loss)	$510	$242	$2,971	$(236)
Period-end total assets	$267,189	$162,450	$217,651	$56,553
(1)	There were no material intersegment revenues.
(2)	Total assets include asset allocations to match liabilities (i.e., deposits).
(3)	Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other.
(4)	FTE basis
(5)

Provision for credit losses represents: For Global Card Services – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the Global Card Services securitization offset.

Global Card Services is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of presenting securitized loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results of the Corporation on a held basis. The tables below reconcile Global Card Services and All Other to a held basis by reclassifying net interest income, insurance premiums, all other income and realized credit losses associated with the securitized loans to card income.

Global Card Services – Reconciliation
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$5,207	$(2,391)	$2,816	$4,527	$(2,055)	$2,472

Noninterest income:

Card income	2,115	244	2,359	2,720	704	3,424

All other income	135	(35)	100	621	(65)	556
Total noninterest income	2,250	209	2,459	3,341	639	3,980
Total revenue, net of interest expense	7,457	(2,182)	5,275	7,868	(1,416)	6,452

Provision for credit losses	8,221	(2,182)	6,039	4,312	(1,416)	2,896

Noninterest expense	2,075	-	2,075	2,199	-	2,199

Income (loss) before income taxes	(2,839)	-	(2,839)	1,357	-	1,357
Income tax expense (3)	(1,070)	-	(1,070)	490	-	490

Net income (loss)	$(1,769)	$-	$(1,769)	$867	$-	$867

  (1)Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

  (2)The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

  (3)FTE basis

All Other – Reconciliation
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,780)	$2,391	$611	$(1,856)	$2,055	$199

Noninterest income:

Card income	534	(244)	290	663	(704)	(41)

Equity investment income	1,326	-	1,326	268	-	268

Gains on sales of debt securities	1,471	-	1,471	220	-	220

All other income (loss)	2,591	35	2,626	(264)	65	(199)
Total noninterest income	5,922	(209)	5,713	887	(639)	248
Total revenue, net of interest expense	4,142	2,182	6,324	(969)	1,416	447

Provision for credit losses	(677)	2,182	1,505	(1,128)	1,416	288

Merger and restructuring charges	765	-	765	170	-	170

All other noninterest expense	291	-	291	176	-	176
Income (loss) before income taxes	3,763	-	3,763	(187)	-	(187)

Income tax expense (3)	792	-	792	49	-	49
Net income (loss)	$2,971	$-	$2,971	$(236)	$-	$(236)

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the Global Card Services securitization offset.
(2)	The securitization offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis

The following table presents reconciliations of the six business segments’ (Deposits, Global Card Services, Home Loans & Insurance, Global Markets, Global Banking and GWIM) total revenue, net of interest expense, on a FTE basis and net income to the Consolidated Statement of Income. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Segments’ total revenue, net of interest expense (1)	$31,938	$18,340
Adjustments:
ALM activities	4,325	279
Equity investment income	1,326	268
Liquidating businesses	298	70
FTE basis adjustment	(322)	(300)
Managed securitization impact to total revenue, net of interest expense	(2,182)	(1,416)
Other	375	(170)
Consolidated revenue, net of interest expense	$35,758	$17,071

Segments’ net income	$1,276	$1,446
Adjustments, net of taxes:
ALM activities	1,571	(28)
Equity investment income	835	169
Liquidating businesses	110	32
Merger and restructuring charges	(482)	(107)
Other	937	(302)
Consolidated net income	$4,247	$1,210

(1)	FTE basis

NOTE 19 – Performance by Geographical Area

Since the Corporation’s operations are highly integrated, certain income, expense, asset and liability amounts must be allocated to arrive at total revenue, net of interest expense, income before income taxes, net income and total assets by geographic area. The Corporation identifies its geographic performance based upon the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related expense or capital deployed in the region.

	Three Months Ended March 31
(Dollars in millions)	Year	Total Revenue, Net of Interest Expense (1)	Income Before Income Taxes	Net Income (Loss)

Domestic (2)	2009	$29,617	$1,740	$1,868
	2008	15,948	1,606	1,098

Asia	2009	3,116	2,475	1,560
	2008	239	109	69

Europe, Middle East and Africa	2009	2,649	961	692
	2008	672	(98)	(70)

Latin America and the Caribbean	2009	376	200	127
	2008	212	181	113

Total Foreign	2009	6,141	3,636	2,379
	2008	1,123	192	112

Total Consolidated	2009	$35,758	$5,376	$4,247
	2008	17,071	1,798	1,210

(1)	There were no material intercompany revenues between geographic regions for any of the periods presented.
(2)

Includes the Corporation’s Canadian operations which had total revenue, net of interest expense of $341 million and $298 million; income before income taxes of $155 million and $157 million; and net income of $106 million and $116 million for the three months ended March 31, 2009 and 2008, respectively.

	Total Assets (1)
(Dollars in millions)	March 31, 2009	December 31, 2008

Domestic (2)	$2,060,957	$1,678,853

Asia	78,334	50,567

Europe, Middle East and Africa	166,204	78,790

Latin America and the Caribbean	16,468	9,733

Total Foreign	261,006	139,090

Total Consolidated	$2,321,963	$1,817,943

(1)	Total assets include long-lived assets, which are primarily located in the U.S.
(2)	Includes the Corporation’s Canadian operations which had total assets of $19.4 billion and $13.5 billion at March 31, 2009 and December 31, 2008.

Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations Table of Contents	Page

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 176.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q may contain, and from time to time our management may make, certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of Bank of America Corporation and its subsidiaries (the Corporation) regarding the Corporation’s future results, integration of acquisitions and related cost savings, loan modifications, investment bank rankings, growth opportunities, business outlook, loan and deposit growth, mortgage originations and market share, credit losses, credit reserves and charge offs, business levels, consumer credit card net loss ratios, tax rates, payments on mortgage backed securities, global markets originations and trading, and other similar matters. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, under Item 1A. “Risk Factors” of the Corporation’s 2008 Annual Report on Form 10-K and in any of the Corporation’s other subsequent SEC filings: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the level and volatility of the capital markets, interest rates, currency values and other market indices which may affect, among other things, our liquidity and the value of our assets and liabilities and, in turn, our trading and investment portfolios; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; the Corporation’s credit ratings and the credit ratings of our securitizations, which are important to the Corporation’s liquidity, borrowing costs and trading revenues; estimates of fair value of certain of the Corporation’s assets and liabilities, which could change in value significantly from period to period; legislative and regulatory actions in the United States and internationally which may increase the Corporation’s costs and adversely affect the Corporation’s businesses and economic conditions as a whole; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the Corporation’s ability to attract new employees and retain and motivate existing employees; mergers and acquisitions and their integration into the Corporation, including its ability to realize the benefits and costs savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch acquisition; the Corporation’s reputation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

The Corporation, headquartered in Charlotte, North Carolina, operates in all 50 states, the District of Columbia and more than 40 foreign countries. As of March 31, 2009, the Corporation provided a diversified range of banking and nonbanking financial services and products domestically and internationally through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Banking, Global Markets and Global Wealth & Investment Management (GWIM).

At March 31, 2009, the Corporation had $2.3 trillion in assets and approximately 285,000 full-time equivalent employees. Notes to the Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

First Quarter 2009 Economic Environment

During the first quarter of 2009, credit quality deteriorated further as the economy continued to weaken. Consumers experienced high levels of stress from higher unemployment and underemployment as well as further declines in home prices. These factors combined with further reductions in spending by consumers and businesses and continued turmoil in the financial markets negatively impacted the commercial portfolio. These conditions drove increases in consumer and commercial net charge-offs, and nonperforming assets as well as higher commercial criticized utilized exposure and reserve increases across most portfolios during the three months ended March 31, 2009. For more information on credit quality, see the Credit Risk Management discussion beginning on page 130.

Capital market conditions showed some signs of improvement during the first quarter of 2009 and Global Markets took advantage of the favorable trading environment. Market dislocations that occurred throughout 2008 continued to impact our results in the first quarter of 2009 but to a lesser extent as we incurred reduced losses on CDOs and other Global Markets exposures (e.g., leveraged finance and CMBS) when compared to the same period in the prior year. We have also reduced certain asset levels in Global Markets for balance sheet efficiencies. For more information on Global Markets’ results and their related exposures, see the discussion beginning on page 103.

Market conditions also continue to impact the ratings of certain monolines. We have direct and indirect exposure to monolines and, in certain situations, recognized losses related to some of these exposures during the first quarter of 2009 which included losses related to a monoline counterparty that restructured its business and subsequently had its credit rating downgraded. For more information related to our monoline exposure, see the Industry Concentrations discussion on page 151.

The above conditions, together with deterioration in the overall economy, will continue to affect many of the markets in which we do business and may adversely impact our results for the remainder of 2009. The degree of the impact is dependent upon the duration and severity of such conditions.

Regulatory Initiatives

On February 10, 2009, pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury announced the creation of the Financial Stability Plan. This plan outlined a series of key initiatives; a new Capital Assistance Program (CAP) to help ensure that banking institutions have sufficient capital; the creation of a new Public-Private Investment Program (PPIP) as discussed below; the expansion of the Term Asset-Backed Securities Loan Facility (TALF); the extension of the FDIC’s Temporary Liquidity Guarantee Program (TLGP) to October 31, 2009; the small business lending initiative; a broad program to stabilize the housing market by encouraging lower mortgage rates and making it easier for homeowners to refinance and avoid foreclosure; and a new framework of governance and oversight related to the use of funds received as a result of the Financial Stability Plan.

As part of the CAP, we as well as several other large financial institutions are subject to stress testing conducted by the federal regulators. The objective of stress testing is to assess losses that could occur under certain economic scenarios, including economic conditions more severe than we currently anticipate. As of the time of this filing final results have not been publicly released. We intend to file a Current Report on Form 8-K discussing our stress test results shortly after the federal regulators announcement.

On March 23, 2009, the U.S. Treasury, FDIC and Federal Reserve announced further details related to the PPIP as part of efforts to improve balance sheets throughout the financial system and stimulate lending. This program will utilize $75 billion to $100 billion in Troubled Asset Relief Program (TARP) capital as well as capital from private investors and is expected to generate $500 billion in purchasing power to buy certain illiquid assets from financial institutions. This program may expand to $1 trillion over time. The PPIP seeks to maximize the impact of taxpayer dollars, share risks and profits with private sector participants, and allow private sector participation in the setting of competitive prices of the assets. The PPIP has established separate guidelines for the way in which the program addresses legacy loans and securities. We are currently evaluating the terms of this program.

On March 16, 2009, the U.S. Treasury announced that it will provide $15 billion to help increase small business owners’ access to credit. As part of the lending initiative, the U.S. Treasury intends to begin making direct purchases of certain securities backed by Small Business Administration (SBA) loans to improve liquidity in the credit markets and it will stand ready to purchase new securities to ensure that financial institutions feel confident in extending new loans to local businesses. The program will also temporarily raise guarantees to up to 90 percent in the SBA’s loan program and temporarily eliminate certain SBA loan fees. The Corporation continues to lend to credit-worthy small business customers through small business credit cards, loans and line of credit products.

On March 4, 2009, the U.S. Treasury provided details of the $75 billion Homeowner Affordability and Stability Plan (HASP). The HASP is focused on reducing the number of foreclosures and making it easier for customers to refinance loans. The HASP consists of two separate programs, the Home Affordable Modification program which provides guidelines on loan modifications and the Home Affordable Refinance program which provides guidelines for loan refinancing. The Home Affordable Modification program intends to help up to three to four million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program will provide incentives to lenders to modify all eligible loans that fall under the guidelines of this program. The Home Affordable Refinance program is available to approximately four to five million homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. The HASP will help eligible homeowners refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable-rate mortgages into more stable fixed-rate mortgages. We will continue to help our customers address financial challenges through these government programs and the continuation of our own home retention programs as discussed in more detail on page 131.

On February 27, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 basis points (bps) on deposits to replenish the deposit insurance fund. This special assessment will be collected in the third quarter of 2009. The special assessment is currently under review by the FDIC and proposals are being considered to reduce the special assessment to 10 bps if certain other conditions are met. Additionally, beginning April 1, 2009, the FDIC will increase fees on deposits based on a revised risk-weighted methodology which will increase the base assessment rates potentially up to five bps.

In addition to the programs discussed above, we continue to utilize other programs including the Term Auction Facility and the TLGP. Further, we continue to evaluate the terms of the TALF. For additional information related to these and other programs, please refer to the detailed discussion provided in Regulatory Initiatives beginning on page 14 of the MD&A of the Corporation’s 2008 Annual Report on Form 10-K.

Recent Events

On April 29, 2009, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on June 26, 2009 to common stockholders of record on June 5, 2009. On January 16, 2009, the Board declared a regular quarterly cash dividend on common stock of $0.01 per share, which was paid on March 27, 2009 to common stockholders of record on March 6, 2009. In addition, in April 2009, the Board declared aggregate dividends on preferred stock of $1.1 billion including $713 million in dividend payments to the U.S. government on the preferred stock issued pursuant to the TARP. In the first quarter of 2009 we recorded aggregate dividends on preferred stock of $1.0 billion including $402 million to the U.S. government. For further discussion on our liquidity and capital, see Liquidity Risk and Capital Management beginning on page 131.

On January 1, 2009, we acquired Merrill Lynch & Co., Inc. (Merrill Lynch) through its merger with a subsidiary of the Corporation in exchange for common and preferred stock totaling $29.1 billion, creating a financial services franchise with significantly enhanced wealth management, investment banking and international capabilities. For more information related to the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Also, as part of the initial $125 billion of TARP funds provided by the U.S. Treasury to participants and in connection with the Merrill Lynch acquisition, in January 2009 we issued to the U.S. Treasury 400 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series Q (Series Q Preferred Stock) with a par value of $0.01 per share for $10.0 billion. The Series Q Preferred Stock initially pays quarterly dividends at a five percent annual rate, increases to nine percent after five years and has a call feature after three years. In connection with this issuance, we also issued to the U.S. Treasury 10-year warrants to purchase approximately 48.7 million shares of Bank of America Corporation common stock at an exercise price of $30.79 per share.

On January 16, 2009 due to larger than expected fourth quarter losses at Merrill Lynch, the U.S. government and the Corporation entered into an agreement in principle in which the U.S. government would provide protection against the possibility of unusually large losses on a pool of the Corporation’s financial instruments. As of the time of filing this document, we have not entered into a binding agreement with the U.S. government.

Further, the U.S. Treasury invested an additional $20.0 billion in the Corporation under the TARP. As a result, in January 2009, we issued to the U.S. Treasury 800 thousand shares of Bank of America Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series R (Series R Preferred Stock) with a par value of $0.01 per share for $20.0 billion. The Series R Preferred Stock pays dividends at an eight percent annual rate. In connection with this investment, the Corporation also issued to the U.S. Treasury 10-year warrants to purchase approximately 150.4 million shares of Bank of America Corporation common stock at an exercise price of $13.30 per share.

During 2008, we initiated loan modification programs projected to offer modifications for up to 630,000 borrowers, representing $100 billion in mortgage financings. During the first quarter of 2009, to help borrowers avoid foreclosure, Bank of America had completed nearly 119,000 modifications, compared to 230,000 for all of 2008.

In addition to being committed to the loan modification programs, we extended approximately $183.1 billion of credit during the first quarter, which was comprised of $85.2 billion in mortgages; $70.9 billion in commercial non-real estate; $11.2 billion in commercial real estate; $5.5 billion in domestic retail and small business credit card; $4.0 billion in home equity products; and approximately $6.3 billion in other consumer credit products. Commercial credit extensions of $82.1 billion included commercial renewals of $44.3 billion.

Performance Overview

Net income increased to $4.2 billion, or $0.44 per diluted common share for the three months ended March 31, 2009, as compared to $1.2 billion, or $0.23 per diluted common share, for the three months ended March 31, 2008.

  Table 1

  Business Segment Total Revenue and Net Income

	Three Months Ended March 31
	Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2009	2008	2009	2008

Deposits	$3,464	$4,150	$493	$1,060
Global Card Services (2)	7,457	7,868	(1,769)	867
Home Loans & Insurance	5,224	1,372	(498)	(732)
Global Banking	4,641	3,856	175	1,000
Global Markets	6,791	(848)	2,365	(991)
Global Wealth & Investment Management	4,361	1,942	510	242
All Other (2)	4,142	(969)	2,971	(236)
Total FTE basis	36,080	17,371	4,247	1,210
FTE adjustment	(322)	(300)	—	—
Total Consolidated	$35,758	$17,071	$4,247	$1,210

(1)	Total revenue is net of interest expense, and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 87.
(2)	Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other.

The table above presents total revenue and net income for the business segments; the following discussion presents a summary of the related results. For more information on these results, see Business Segment Operations beginning on page 93.

•

Deposits’ net income decreased due to lower revenue and higher noninterest expense. Total revenue declined due to a lower residual net interest income allocation from ALM activities and spread compression on money market deposits and certificates of deposit. In addition, noninterest income decreased due to lower service charge income resulting from changes in consumer spending behavior attributable to current economic conditions. Net income was also impacted by higher noninterest expense related to increased FDIC premiums. For more information on Deposits, see page 93.

•

Global Card Services recorded a net loss due to higher credit costs and lower managed net revenue. Managed net revenue declined due to a decrease in card income and the absence of a one-time IPO gain recorded during the same period in the prior year, partially offset by the beneficial impact of lower short-term interest rates on our funding costs. Provision for credit losses increased as economic conditions led to deterioration in the consumer card, consumer lending and small business portfolios, including a higher level of bankruptcies. Also contributing to the provision were reserve additions related to maturing securitizations. For more information on Global Card Services, see page 95.

•

Home Loans & Insurance’s net loss narrowed as an increase in total revenue was mostly offset by higher provision for credit losses and an increase in noninterest expense. Total revenue increased due to the acquisition of Countrywide and higher mortgage banking income as lower interest rates drove an increase in mortgage activity. Higher provision for credit losses was driven by economic and housing market weakness particularly in geographic areas experiencing higher unemployment and falling home prices. Noninterest expense increased primarily due to the addition of Countrywide. For more information on Home Loans & Insurance, see page 97.

•

Global Banking’s net income declined as the increase in revenue was more than offset by increased provision for credit losses and higher noninterest expense. Total revenue rose due to the acquisition of Merrill Lynch and organic growth in average loans and deposits, partially offset by the absence of Global Banking’s allocation of a one-time IPO gain recorded during the same period in the prior year. The increase in provision for credit losses was primarily driven by deterioration in the commercial real estate and domestic portfolios. Noninterest expense increased due to the acquisition of Merrill Lynch. For more information on Global Banking, see page 100.

•

Global Markets’ net income rose due to higher revenue partially offset by increased noninterest expense. The increase in total revenue was driven by strong trading results as well as the addition of the rates and currencies, equity and commodity platforms from the Merrill Lynch acquisition. In addition, Global Markets incurred reduced losses on certain retained positions that resulted from the market disruptions over the past year and a half. Partially offsetting the favorable results was an increase in noninterest expense due to the acquisition of Merrill Lynch and an increase in performance-related incentive compensation expense. For more information on Global Markets, see page 103.

•

GWIM’s net income rose due to increases in net interest income and investment and brokerage services income partially offset by higher noninterest expense driven by the acquisition of Merrill Lynch. In addition, revenue also benefited from lower support provided to certain cash funds. For more information on GWIM, see page 110.

•

All Other’s net income increased due to positive fair value adjustments related to certain Merrill Lynch structured notes, increased gains on sales of debt securities and higher equity investment income related to the gain on the sale of China Construction Bank (CCB) shares. All Other’s results were adversely impacted by an increase to provision for credit losses due to deterioration in the residential mortgage portfolio and higher noninterest expense due to the Merrill Lynch acquisition which increased merger and restructuring charges. For more information on All Other, see page 114.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $2.5 billion to $12.8 billion for the three months ended March 31, 2009 compared to the same period in 2008. The increase was driven by the improved interest rate environment partially offset by the spread dislocation between the Federal Funds rate and LIBOR. In addition, net interest income increased due to the acquisitions of Merrill Lynch and Countrywide. These increases were partially offset by a decrease in interest income on available-for-sale securities due to the deleveraging of the asset and liability management (ALM) portfolio and higher funding costs due to an increase in long-term debt. The net interest yield on a FTE basis decreased three bps to 2.70 percent for the three months ended March 31, 2009 compared to the same period in 2008, as the improvement in market-based yield was more than offset by the addition of lower yielding assets from the Merrill Lynch and Countrywide acquisitions.

Noninterest Income

  Table 2

  Noninterest Income

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Card income	$2,865	$3,639
Service charges	2,533	2,397
Investment and brokerage services	2,963	1,340
Investment banking income	1,055	476
Equity investment income	1,202	1,054
Trading account profits (losses)	5,201	(1,783)
Mortgage banking income	3,314	451
Insurance income	688	197
Gains on sales of debt securities	1,498	225
Other income (loss)	1,942	(916)
Total noninterest income	$23,261	$7,080

Noninterest income increased $16.2 billion to $23.3 billion for the three months ended March 31, 2009 compared to the same period in 2008.

•

Card income on a held basis decreased $774 million primarily due to the negative impact of higher credit losses on securitized credit card loans, the absence of a positive valuation adjustment on the interest-only strip that was recorded during the first quarter of 2008 and lower fee income. These items were partially offset by lower securitized borrowing costs.

•	Service charges grew $136 million resulting from the acquisition of Merrill Lynch partially offset by a decrease in charges on consumer accounts.

•	Investment and brokerage services increased $1.6 billion primarily due to the acquisition of Merrill Lynch partially offset by the impact of significantly lower valuations in the equity markets.

•	Investment banking income increased $579 million due to higher advisory and debt underwriting fees primarily as a result of the Merrill Lynch acquisition.

•

Equity investment income increased $148 million due to the sale of a portion of our CCB investment for a pre-tax gain of $1.9 billion partially offset by the absence of a one-time IPO gain recorded during the prior year. In addition, equity investment income was negatively impacted due to lower valuations in the Global Principal Investments portfolio and other-than-temporary impairments recorded on certain equity securities.

•

Trading account profits increased $7.0 billion primarily driven by favorable market conditions mainly in rates and currencies, credit products and commodities, and reduced market-disruption charges (e.g., CDO-related losses). For more information, refer to the Global Markets discussion beginning on page 103.

•

Mortgage banking income increased $2.9 billion primarily as a result of higher mortgage volume driven by a lower interest rate environment and an increase in the value of the MSRs including hedge activities. These factors drove increases in servicing income of $1.5 billion and production income of $1.4 billion.

•	Insurance income increased $491 million primarily due to the acquisition of Countrywide’s life and casualty businesses.

•	Gains on sales of debt securities increased $1.3 billion driven by the sales of agency mortgage-backed securities.

•

Other income increased $2.9 billion to $1.9 billion due to the $2.2 billion positive fair value adjustment related to certain Merrill Lynch structured notes and lower writedowns on leveraged finance loans, CDOs, CMBS and support provided to certain cash funds.

Provision for Credit Losses

The provision for credit losses increased $7.4 billion to $13.4 billion for the three months ended March 31, 2009 compared to the same period in 2008. Deterioration in the economy and housing markets drove higher credit costs in both the consumer and commercial portfolios. For further discussion, see Provision for Credit Losses on page 158.

Noninterest Expense

Table 3
Noninterest Expense
	Three Months Ended March 31
(Dollars in millions)	2009	2008

Personnel	$8,768	$4,726
Occupancy	1,128	849
Equipment	622	396
Marketing	521	637
Professional fees	405	285
Amortization of intangibles	520	446
Data processing	648	563
Telecommunications	327	260
Other general operating	3,298	931
Merger and restructuring charges	765	170

Total noninterest expense	$17,002	$9,263

Noninterest expense increased $7.7 billion to $17.0 billion for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to the acquisitions of Merrill Lynch and Countrywide which increased various expense categories and increased FDIC premiums.

Income Tax Expense

Income tax expense was $1.1 billion for the three months ended March 31, 2009 compared to $588 million for the same period in 2008 resulting in an effective tax rate of 21.0 percent as compared to 32.7 percent in the prior year. The decrease in the effective tax rate was due to permanent tax preferences (e.g., tax exempt income and tax credits) offsetting a higher percentage of pre-tax income as well as a shift in the geographic mix of our earnings driven by the addition of Merrill Lynch.

The majority of the income of certain foreign subsidiaries is not currently subject to U.S. income tax as a result of deferral provisions applicable to active financing income. These provisions are scheduled to expire for taxable years beginning on or after January 1, 2010. Absent an extension of these provisions, active financing income earned by foreign subsidiaries after expiration will be subject to a tax provision that considers the incremental U.S. tax. Management does not expect the impact, which will depend upon the amount and geographic mix of future earnings, to drive the Corporation’s effective tax rate higher than the U.S. statutory tax rates.

Assets

At March 31, 2009, total assets were $2.3 trillion, an increase of $504.0 billion from December 31, 2008. The increase in total assets was attributable to the acquisition of Merrill Lynch which impacted various line items including federal funds sold and securities borrowed or purchased under agreements to resell, trading account assets, loans and leases, and derivative assets. Excluding the impact of Merrill Lynch, total assets decreased due to lower debt securities and loans and leases partially offset by an increase in cash and cash equivalents. Debt securities decreased due to principal paydowns and a net sale of securities in an effort to deleverage the ALM portfolio. Loans and leases decreased primarily due to lower demand for commercial loans, a seasonal decrease in credit card loans and a decision not to retain new residential mortgage production on balance sheet. The increase in cash and cash equivalents was driven by the deleveraging of the ALM portfolio and the addition of long-term debt as we continue to enhance our liquidity and capital position.

Average total assets for the three months ended March 31, 2009 increased $754.2 billion, or 43 percent, from the same period in 2008. The increase in average total assets was driven by an increase in cash and cash equivalents, loans and leases, federal funds sold and securities borrowed or purchased under agreements to resell and derivative assets primarily due to the acquisitions of Merrill Lynch and Countrywide.

Liabilities and Shareholders’ Equity

At March 31, 2009, total liabilities were $2.1 trillion, an increase of $441.5 billion from December 31, 2008. Average total liabilities for the three months ended March 31, 2009 increased $680.2 billion, or 42 percent, from the same period in 2008. The increase in total liabilities was attributable to the acquisition of Merrill Lynch which impacted various line items including long-term debt, deposits, and federal funds purchased and securities loaned or sold under agreements to repurchase. This was partially offset by a decrease in foreign deposits. The increase in average total liabilities was also driven by the acquisition of Countrywide.

Period end shareholders’ equity was $239.5 billion at March 31, 2009, an increase of $62.5 billion from December 31, 2008, due to the issuance of preferred stock and related warrants of $30.0 billion in connection with the TARP, common and preferred stock of $20.5 billion and $8.6 billion, respectively, issued in the Merrill Lynch acquisition and net income of $4.2 billion. The decrease in accumulated OCI was due in part to the sale of a portion of our CCB investment.

Average shareholders’ equity for the three months ended March 31, 2009 compared to the same period in 2008, increased $74.0 billion due to the same period-end factors discussed above. In addition, the increase was due to the issuance of preferred stock and related warrants during the second half of 2008 in connection with the TARP Capital Purchase Program and common stock issued in connection with the Countrywide acquisition. Partially offsetting the impact of these issuances was a decrease in accumulated OCI due to unrealized losses incurred on our debt and marketable equity securities and the adverse impact of the employee benefit plan adjustments driven by the difference between the assumed and actual rate of return on benefit plan assets.

Impact of Merrill Lynch Acquisition

Effective January 1, 2009, Merrill Lynch’s results of operations are included in the Corporation’s consolidated results. For the three months ended March 31, 2009, the Merrill Lynch acquisition contributed approximately $3.7 billion to net income, $743 million to net interest income, $9.2 billion to noninterest income and $4.7 billion to noninterest expense. These amounts are before the consideration of certain merger related costs and revenue opportunities that were realized in legacy Bank of America legal entities. At March 31, 2009, after consideration of purchase accounting adjustments the Merrill Lynch acquisition contributed $570.6 billion to total assets, primarily trading-related assets, and $529.6 billion to liabilities, including $166.4 billion of long-term debt and $97.3 billion of deposits.

The majority of Merrill Lynch’s ongoing operations are recorded in Global Banking, Global Markets, and GWIM. See these respective business segment discussions as well as Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements for more information on the impact of the Merrill Lynch acquisition.

Table 4
Selected Quarterly Financial Data
	2009 Quarter	2008 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First

Income statement
Net interest income	$12,497	$13,106	$11,642	$10,621	$9,991
Noninterest income	23,261	2,574	7,979	9,789	7,080
Total revenue, net of interest expense	35,758	15,680	19,621	20,410	17,071
Provision for credit losses	13,380	8,535	6,450	5,830	6,010
Noninterest expense, before merger and restructuring charges	16,237	10,641	11,413	9,447	9,093
Merger and restructuring charges	765	306	247	212	170
Income (loss) before income taxes	5,376	(3,802)	1,511	4,921	1,798
Income tax expense (benefit)	1,129	(2,013)	334	1,511	588
Net income (loss)	4,247	(1,789)	1,177	3,410	1,210
Net income (loss) applicable to common shareholders	2,814	(2,392)	704	3,224	1,020
Average common shares issued and outstanding (in thousands)	6,370,815	4,957,049	4,543,963	4,435,719	4,427,823
Average diluted common shares issued and outstanding (in thousands)	6,431,027	4,957,049	4,563,508	4,457,193	4,461,201

Performance ratios
Return on average assets	0.68%	(0.37)%	0.25%	0.78%	0.28%
Return on average common shareholders’ equity	7.10	(6.68)	1.97	9.25	2.90
Return on average tangible common shareholders’ equity (1)	24.32	(13.23)	8.92	25.17	8.75
Return on average tangible shareholders’ equity (1)	12.41	(8.10)	6.11	18.12	7.06
Total ending equity to total ending assets	10.32	9.74	8.79	9.48	9.00
Total average equity to total average assets	9.08	9.06	8.73	9.20	8.77
Dividend payout	2.28	n/m	n/m	88.67	n/m

Per common share data
Earnings (loss)	$0.44	$(0.48)	$0.15	$0.72	$0.23
Diluted earnings (loss)	0.44	(0.48)	0.15	0.72	0.23
Dividends paid	0.01	0.32	0.64	0.64	0.64
Book value	25.98	27.77	30.01	31.11	31.22

Market price per share of common stock
Closing	$6.82	$14.08	$35.00	$23.87	$37.91
High closing	14.33	38.13	37.48	40.86	45.03
Low closing	3.14	11.25	18.52	23.87	35.31

Market capitalization	$43,654	$70,645	$159,672	$106,292	$168,806

Average balance sheet
Total loans and leases	$994,121	$941,563	$946,914	$878,639	$875,661
Total assets	2,519,134	1,948,854	1,905,691	1,754,613	1,764,927
Total deposits	964,081	892,141	857,845	786,002	787,623
Long-term debt	446,975	255,709	264,934	205,194	198,463
Common shareholders’ equity	160,739	142,535	142,303	140,243	141,456
Total shareholders’ equity	228,766	176,566	166,454	161,428	154,728

Asset quality (2)
Allowance for credit losses (3)	$30,405	$23,492	$20,773	$17,637	$15,398
Nonperforming assets (4,5)	25,743	18,232	13,576	9,749	7,827
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	3.00%	2.49%	2.17%	1.98%	1.71%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	121	141	173	187	203
Net charge-offs	$6,942	$5,541	$4,356	$3,619	$2,715
Annualized net charge-offs as a percentage of average loans and leases outstanding measured at historical cost (5)	2.85%	2.36%	1.84%	1.67%	1.25%
Nonperforming loans and leases as a percentage of total loans and leases outstanding measured at historical cost (5)	2.48	1.77	1.25	1.06	0.84
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (4,5)	2.65	1.96	1.45	1.13	0.90
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.03	1.05	1.17	1.18	1.36

Capital ratios (period end)
Risk-based capital:
Tier 1	10.09%	9.15%	7.55%	8.25%	7.51%
Total	14.03	13.00	11.54	12.60	11.71
Tangible equity (1)	6.42	5.11	4.13	4.72	4.26
Tangible common equity (1)	3.13	2.93	2.75	3.24	3.21
Tier 1 leverage	7.07	6.44	5.51	6.07	5.59

(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on these ratios and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 87.

(2)

We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 131.

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

Net Interest Income – FTE Basis

We view net interest income and related ratios and analysis (i.e., efficiency ratio and net interest yield) on a FTE basis. Although this is a non-GAAP measure, we believe managing the business with net interest income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. During our annual planning process, we set efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing our results. Targets vary by year and by business, and are based on a variety of factors including maturity of the business, investment appetite, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios are presented in Table 5.

Tangible Equity

We also evaluate our business based upon ratios that utilize tangible equity. ROTE measures our earnings contribution as a percentage of shareholders’ equity reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible equity ratio and the tangible common equity ratio represent shareholders’ equity, common or total as applicable, less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. These measures are used to evaluate our use of equity (i.e., capital). In addition, profitability, relationship, and investment models all use ROTE as key measures to support our overall growth goals.

Table 5

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended March 31
(Dollars in millions)	2009	2008

FTE basis data
Net interest income	$12,819	$10,291
Total revenue, net of interest expense	36,080	17,371
Net interest yield	2.70%	2.73%
Efficiency ratio	47.12	53.32

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$228,766	$154,728
Goodwill	(84.448)	(77,628)
Intangible assets (excluding MSRs)	(9,439)	(10,030)
Related deferred tax liabilities	3,977	1,846

Tangible shareholders’ equity	$138,856	$68,916

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$160,739	$141,456
Goodwill	(84.448)	(77,628)
Intangible assets (excluding MSRs)	(9,439)	(10,030)
Related deferred tax liabilities	3,977	1,846

Tangible common shareholders’ equity	$70,829	$55,644

Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$239,549	$156,309
Goodwill	(86,910)	(77,872)
Intangible assets (excluding MSRs)	(13,703)	(9,821)
Related deferred tax liabilities	3,958	1,687

Tangible shareholders’ equity	$142,894	$70,303

Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$166,272	$139,003
Goodwill	(86,910)	(77,872)
Intangible assets (excluding MSRs)	(13,703)	(9,821)
Related deferred tax liabilities	3,958	1,687

Tangible common shareholders’ equity	$69,617	$52,997

Reconciliation of period end assets to period end tangible assets
Assets	$2,321,963	$1,736,502
Goodwill	(86,910)	(77,872)
Intangible assets (excluding MSRs)	(13,703)	(9,821)
Related deferred tax liabilities	3,958	1,687

Tangible assets	$2,225,308	$1,650,496

Core Net Interest Income – Managed Basis

We manage core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the Global Markets business segment section beginning on page 103, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. We also adjust for loans that we originated and subsequently sold into credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 6
Core Net Interest Income – Managed Basis
	Three Months Ended March 31
(Dollars in millions)	2009	2008

Net interest income (1)
As reported	$12,819	$10,291
Impact of market-based net interest income (2)	(1,895)	(1,167)

Core net interest income	10,924	9,124
Impact of securitizations (3)	2,749	2,090

Core net interest income – managed basis	$13,673	$11,214

Average earning assets
As reported	$1,912,483	$1,510,295
Impact of market-based earning assets (2)	(488,411)	(394,838)

Core average earning assets	1,424,072	1,115,457
Impact of securitizations (4)	91,567	102,577

Core average earning assets – managed basis	$1,515,639	$1,218,034

Net interest yield contribution (1, 5)
As reported	2.70%	2.73%
Impact of market-based activities (2)	0.39	0.55

Core net interest yield on earning assets	3.09	3.28
Impact of securitizations	0.54	0.41

Core net interest yield on earning assets – managed basis	3.63%	3.69%

(1)	FTE basis
(2)	Represents the impact of market-based amounts included in Global Markets.
(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the business segment view which utilizes funds transfer pricing methodologies.
(4)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.
(5)	Calculated on an annualized basis.

Core net interest income on a managed basis increased $2.5 billion to $13.7 billion for the three months ended March 31, 2009 compared to the same period in 2008. The increase was driven by the improved interest rate environment partially offset by the spread dislocation between the Federal Funds rate and LIBOR. In addition, core net interest income on a managed basis increased due to the acquisitions of Merrill Lynch and Countrywide. These increases were partially offset by a decrease in interest income on AFS securities due to the deleveraging of the ALM portfolio.

On a managed basis, core average earning assets increased $297.6 billion to $1.5 trillion for the three months ended March 31, 2009 compared to the same period in 2008 due to the Merrill Lynch and Countrywide acquisitions.

Core net interest yield on a managed basis decreased six bps to 3.63 percent for the three months ended March 31, 2009, as the beneficial impact of the current interest rate environment was offset by the addition of lower yielding assets from the Merrill Lynch and Countrywide acquisitions.

Table 7

Quarterly Average Balances and Interest Rates - FTE Basis

	First Quarter 2009			Fourth Quarter 2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$26,158	$191	2.96%	$10,511	$158	5.97%
Federal funds sold and securities borrowed or purchased under agreements to resell	244,280	1,155	1.90	104,843	393	1.50
Trading account assets	259,322	2,499	3.89	205,698	2,170	4.21
Debt securities (1)	286,249	3,902	5.47	280,942	3,913	5.57
Loans and leases (2):
Residential mortgage	265,121	3,680	5.57	253,560	3,596	5.67
Home equity	158,575	1,787	4.55	151,943	1,954	5.12
Discontinued real estate	19,386	386	7.97	21,324	459	8.60
Credit card – domestic	58,960	1,606	11.05	64,906	1,784	10.94
Credit card – foreign	16,858	449	10.81	17,211	521	12.05
Direct/Indirect consumer (3)	100,741	1,684	6.78	83,331	1,714	8.18
Other consumer (4)	3,408	64	7.50	3,544	70	7.83
Total consumer	623,049	9,656	6.25	595,819	10,098	6.76
Commercial – domestic	240,683	2,485	4.18	226,095	2,890	5.09
Commercial real estate (5)	72,206	550	3.09	64,586	706	4.35
Commercial lease financing	22,056	279	5.05	22,069	242	4.40
Commercial – foreign	36,127	462	5.18	32,994	373	4.49
Total commercial	371,072	3,776	4.12	345,744	4,211	4.85
Total loans and leases	994,121	13,432	5.46	941,563	14,309	6.06
Other earning assets	102,353	1,299	5.12	73,116	959	5.22
Total earning assets (6)	1,912,483	22,478	4.74	1,616,673	21,902	5.40
Cash and cash equivalents	153,007			77,388
Other assets, less allowance for loan and lease losses	453,644			254,793
Total assets	$2,519,134			$1,948,854

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,378	$58	0.72%	$31,561	$58	0.73%
NOW and money market deposit accounts	343,215	435	0.51	285,410	813	1.13
Consumer CDs and IRAs	235,787	1,715	2.95	229,410	1,835	3.18
Negotiable CDs, public funds and other time deposits	31,188	149	1.94	36,510	270	2.94
Total domestic interest-bearing deposits	642,568	2,357	1.49	582,891	2,976	2.03
Foreign interest-bearing deposits:
Banks located in foreign countries	26,052	48	0.75	41,398	125	1.20
Governments and official institutions	9,849	6	0.25	13,738	30	0.87
Time, savings and other	58,380	132	0.92	48,836	165	1.34
Total foreign interest-bearing deposits	94,281	186	0.80	103,972	320	1.22
Total interest-bearing deposits	736,849	2,543	1.40	686,863	3,296	1.91
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	591,928	2,222	1.52	459,743	1,910	1.65
Trading account liabilities	70,799	579	3.32	70,859	524	2.94
Long-term debt	446,975	4,315	3.89	255,709	2,766	4.32
Total interest-bearing liabilities (6)	1,846,551	9,659	2.11	1,473,174	8,496	2.30
Noninterest-bearing sources:
Noninterest-bearing deposits	227,232			205,278
Other liabilities	216,585			93,836
Shareholders’ equity	228,766			176,566
Total liabilities and shareholders’ equity	$2,519,134			$1,948,854
Net interest spread			2.63%			3.10%
Impact of noninterest-bearing sources			0.07			0.21
Net interest income/yield on earning assets		$12,819	2.70%		$13,406	3.31%
(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.
(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. We account for acquired impaired loans in accordance with SOP 03-3. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

Includes foreign consumer loans of $7.1 billion in the first quarter of 2009, and $2.0 billion, $2.6 billion, $3.0 billion and $3.3 billion in the fourth, third, second and first quarters of 2008, respectively.

Quarterly Average Balances and Interest Rates –FTE Basis (continued)
	Third Quarter 2008			Second Quarter 2008			First Quarter 2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Earning assets
Time deposits placed and other short-term investments	$11,361	$101	3.54%	$10,310	$87	3.40%	$10,596	$94	3.56%
Federal funds sold and securities borrowed or purchased under agreements to resell	136,322	912	2.67	126,169	800	2.54	145,043	1,208	3.34
Trading account assets	191,757	2,390	4.98	184,547	2,282	4.95	192,410	2,417	5.04
Debt securities (1)	266,013	3,672	5.52	235,369	2,963	5.04	219,377	2,835	5.17
Loans and leases (2):
Residential mortgage	260,779	3,683	5.65	256,164	3,541	5.54	270,541	3,837	5.68
Home equity	151,111	2,153	5.67	120,265	1,627	5.44	116,562	1,872	6.46
Discontinued real estate	22,031	399	7.25	n/a	n/a	n/a	n/a	n/a	n/a
Credit card – domestic	63,414	1,682	10.55	61,655	1,603	10.45	63,277	1,774	11.28
Credit card – foreign	17,075	535	12.47	16,566	512	12.43	15,241	474	12.51
Direct/Indirect consumer (3)	85,392	1,790	8.34	82,593	1,731	8.43	78,705	1,699	8.68
Other consumer (4)	3,723	80	8.78	3,953	84	8.36	4,049	87	8.61

Total consumer	603,525	10,322	6.82	541,196	9,098	6.75	548,375	9,743	7.13

Commercial – domestic	224,117	2,852	5.06	219,537	2,762	5.06	212,394	3,198	6.06
Commercial real estate (5)	63,220	727	4.57	62,810	737	4.72	62,202	887	5.74
Commercial lease financing	22,585	53	0.93	22,276	243	4.37	22,227	261	4.69
Commercial – foreign	33,467	377	4.48	32,820	366	4.48	30,463	387	5.11

Total commercial	343,389	4,009	4.64	337,443	4,108	4.89	327,286	4,733	5.81

Total loans and leases	946,914	14,331	6.03	878,639	13,206	6.04	875,661	14,476	6.64

Other earning assets	70,099	1,068	6.07	65,200	1,005	6.19	67,208	1,129	6.75

Total earning assets (6)	1,622,466	22,474	5.52	1,500,234	20,343	5.44	1,510,295	22,159	5.89

Cash and cash equivalents	36,030			33,799			33,949
Other assets, less allowance for loan and lease losses	247,195			220,580			220,683

Total assets	$1,905,691			$1,754,613			$1,764,927

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,297	$58	0.72%	$33,164	$64	0.77%	$31,798	$50	0.63%
NOW and money market deposit accounts	278,552	973	1.39	258,104	856	1.33	248,949	1,139	1.84
Consumer CDs and IRAs	218,862	1,852	3.37	178,828	1,646	3.70	188,005	2,071	4.43
Negotiable CDs, public funds and other time deposits	36,039	291	3.21	24,216	195	3.25	32,201	320	4.00

Total domestic interest-bearing deposits	565,750	3,174	2.23	494,312	2,761	2.25	500,953	3,580	2.87

Foreign interest-bearing deposits:
Banks located in foreign countries	36,230	266	2.91	33,777	272	3.25	39,196	400	4.10
Governments and official institutions	11,847	72	2.43	11,789	77	2.62	14,650	132	3.62
Time, savings and other	48,209	334	2.76	55,403	410	2.97	53,064	476	3.61

Total foreign interest-bearing deposits	96,286	672	2.78	100,969	759	3.02	106,910	1,008	3.79

Total interest-bearing deposits	662,036	3,846	2.31	595,281	3,520	2.38	607,863	4,588	3.04

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	465,511	3,223	2.76	444,578	3,087	2.79	452,854	4,142	3.68
Trading account liabilities	77,271	661	3.40	70,546	749	4.27	82,432	840	4.10
Long-term debt	264,934	2,824	4.26	205,194	2,050	4.00	198,463	2,298	4.63

Total interest-bearing liabilities (6)	1,469,752	10,554	2.86	1,315,599	9,406	2.87	1,341,612	11,868	3.55

Noninterest-bearing sources:
Noninterest-bearing deposits	195,809			190,721			179,760
Other liabilities	73,676			86,865			88,827
Shareholders’ equity	166,454			161,428			154,728

Total liabilities and shareholders’ equity	$1,905,691			$1,754,613			$1,764,927

Net interest spread			2.66%			2.57%			2.34%
Impact of noninterest-bearing sources			0.27			0.35			0.39

Net interest income/yield on earning assets		$11,920	2.93%		$10,937	2.92%		$10,291	2.73%

(4)

Includes consumer finance loans of $2.6 billion in the first quarter of 2009, and $2.7 billion, $2.7 billion, $2.8 billion and $3.0 billion in the fourth, third, second and first quarters of 2008, respectively; and other foreign consumer loans of $596 million in the first quarter of 2009, and $654 million, $725 million, $862 million and $857 million in the fourth, third, second and first quarters of 2008, respectively.

(5)

Includes domestic commercial real estate loans of $70.9 billion in the first quarter of 2009, and $63.6 billion, $62.2 billion, $61.6 billion and $61.0 billion in the fourth, third, second and first quarters of 2008, respectively.

(6)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $61 million in the first quarter of 2009, and $41 million, $12 million, $104 million and $103 million in the fourth, third, second and first quarters of 2008, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on liabilities $(512) million in the first quarter of 2009, and $237 million, $86 million, $37 million and $49 million in the fourth, third, second and first quarters of 2008, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 165.

n/a	= not applicable

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Banking, Global Markets and GWIM, with the remaining operations recorded in All Other. Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we changed the basis of presentation from three segments to the above six segments. The former Global Consumer and Small Business Banking now is reflected in three separate business segments: Deposits, Global Card Services and Home Loans & Insurance. In order to better coordinate our consumer payments businesses, we consolidated all our consumer and small business card products into Global Card Services; therefore, debit card has moved from Deposits to Global Card Services. The former Global Corporate and Investment Banking now is divided into Global Banking and Global Markets. Prior period amounts have been reclassified to conform to current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation. For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue and net income, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 87. We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

Our ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. ALM activities are recorded in the business segments such as external product pricing decisions, including deposit pricing strategies, the effects of our internal funds transfer pricing process as well as the net effects of other ALM activities. In addition, certain residual impacts of the funds transfer pricing process are retained in All Other.

Also, the management accounting reporting process derives segment and business results by utilizing allocation methodologies for expense and capital. The net income derived for the business segments is dependent upon cost allocations using an activity-based costing model and other methodologies and assumptions management believes are appropriate to reflect the results of the business segments.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s stand-alone credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 122. The Corporation benefits from the diversification of risk across these components, which is reflected as a reduction to allocated equity for each segment. Average equity is allocated to the business segments and the businesses, and is impacted by the portion of goodwill that is specifically assigned to them.

Deposits

	Three Months Ended March 31
(Dollars in millions)	2009	2008

Net interest income (1)	$1,962	$2,572
Noninterest income:
Service charges	1,503	1,564
All other income (loss)	(1)	14

Total noninterest income	1,502	1,578

Total revenue, net of interest expense	3,464	4,150

Provision for credit losses	311	246
Noninterest expense	2,363	2,216

Income before income taxes	790	1,688
Income tax expense (1)	297	628

Net income	$493	$1,060

Net interest yield (1)	2.11%	3.08%
Return on average equity	8.41	16.99
Efficiency ratio (1)	68.20	53.37

Average Balance Sheet
Total earning assets (2)	$377,198	$336,187
Total assets (2)	403,173	367,596
Total deposits	377,575	339,464
Allocated equity	23,783	25,125

Period-end Balance Sheet
Total earning assets (2)	$391,603	$342,116
Total assets (2)	417,410	374,173
Total deposits	391,604	345,990

(1)	FTE basis
(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products to consumers and small businesses. In addition, Deposits includes our student lending and small business banking results, excluding business card, and the net effect of our ALM activities. In the U.S., we serve approximately 55 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of 6,145 banking centers, 18,532 domestic branded ATMs, and telephone and Internet channels.

Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenues from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient fund fees, overdraft charges and ATM fees.

We added 218 thousand net new retail checking accounts during the three months ended March 31, 2009, a decrease of 339 thousand from the prior year. While sales are in line with prior year levels, we are experiencing more closures as customers face the pressures of the recessionary environment. Ongoing sales momentum has resulted from the combination of associate engagement activities, marketing and product offerings, including the continued success of new Affinity banking relationships. During the three months ended March 31, 2009, our active online banking customer base grew to 29.5 million subscribers, an increase of 661 thousand net subscribers from December 31, 2008. In addition, our active bill pay users paid $80.3 billion worth of bills online during the first three months of 2009.

Deposits includes the net impact of migrating customers and their related deposit balances between GWIM and Deposits. A total of $6.1 billion of deposits was migrated to Deposits from GWIM, primarily in the latter part of the first quarter of 2009, compared to a total of $7.0 billion that was migrated from Deposits to GWIM during the three months ended March 31, 2008. The change was mainly due to client segmentation threshold modifications resulting from the Merrill Lynch acquisition, partially offset by the acceleration in 2008 of moving clients into GWIM as part of our growth initiatives for our mass affluent and retirement customers. After migration, the associated net interest income, service charges and noninterest expense are recorded in the appropriate segment.

Net income decreased $567 million, or 53 percent, to $493 million during the three months ended March 31, 2009 compared to the same period in 2008 driven by lower net revenue and higher noninterest expense.

Net interest income decreased $610 million, or 24 percent, to $2.0 billion for the three months ended March 31, 2009 compared to the same period in 2008 as a result of a lower residual net interest income allocation from ALM activities and spread compression on money market deposits and certificates of deposit. Average deposits grew $38.1 billion, or 11 percent, due to the Countrywide acquisition as well as organic growth in checking and savings products.

Noninterest income decreased $76 million, or five percent, to $1.5 billion for the three months ended March 31, 2009 compared to the same period in 2008 primarily driven by lower service charges of $61 million, or four percent, as a result of changes in consumer spending behavior attributable to current economic conditions partially offset by net new demand deposit accounts.

Noninterest expense increased $147 million, or seven percent, to $2.4 billion for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to increased FDIC premiums.

Global Card Services

	Three Months Ended March 31
(Dollars in millions)	2009	2008

Net interest income (1)	$5,207	$4,527
Noninterest income:
Card income	2,115	2,720
All other income	135	621

Total noninterest income	2,250	3,341

Total revenue, net of interest expense	7,457	7,868

Provision for credit losses (2)	8,221	4,312
Noninterest expense	2,075	2,199

Income (loss) before income taxes	(2,839)	1,357
Income tax expense (benefit) (1)	(1,070)	490

Net income (loss)	$(1,769)	$867

Net interest yield (1)	9.41%	7.93%
Return on average equity	(17.90)	9.18
Efficiency ratio (1)	27.83	27.95

Average Balance Sheet
Total loans and leases	$224,406	$229,147
Total earning assets	224,406	229,465
Total assets	242,974	253,034
Allocated equity	40,070	38,001

Period-end Balance Sheet
Total loans and leases	$218,031	$229,974
Total earning assets	217,841	230,361
Total assets	234,990	253,363

(1)	FTE basis
(2)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

Global Card Services provides a broad offering of products, including U.S. consumer and business card, consumer lending, international card and debit card. We provide credit card products to customers in the U.S., Canada, Ireland, Spain and the United Kingdom. We offer a variety of co-branded and affinity credit and debit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe.

The Corporation reports its Global Card Services results on a managed basis which is consistent with the way that management evaluates the results of Global Card Services. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. The financial market disruptions that began in 2007 continued to impact the economy and financial services sector. Starting late in the third quarter of 2008 and continuing into the first quarter of 2009, liquidity for asset-backed securitizations became disrupted and spreads have risen to historic highs, negatively impacting our credit card securitization programs. If these conditions persist, it could adversely affect our ability to access these markets at favorable terms. For more information, see the Liquidity Risk and Capital Management discussion on page 123.

Global Card Services recorded a net loss of $1.8 billion for the three months ended March 31, 2009 compared to net income of $867 million for the same period in 2008 as higher provision for credit losses and lower noninterest income were partially offset by growth in net interest income.

Net interest income grew $680 million, or 15 percent, to $5.2 billion for the three months ended March 31, 2009 compared to the same period in 2008 driven by increased loan spreads due to the beneficial impact of lower short-term interest rates on our funding costs partially offset by a decrease in managed average loans and leases of $4.7 billion, or two percent.

Noninterest income decreased $1.1 billion, or 33 percent, to $2.3 billion for the three months ended March 31, 2009 compared to the same period in 2008 driven by a decrease in card income of $605 million, or 22 percent, due to the absence of a positive valuation adjustment on the interest-only strip that was recorded during the three months ended March 31, 2008, as well as lower fee income. In addition, other income in 2008 included a one-time IPO gain of $388 million.

Provision for credit losses increased by $3.9 billion to $8.2 billion for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to economic conditions which led to deterioration in the consumer card, consumer lending and small business portfolios, including a higher level of bankruptcies. Also contributing were reserve additions related to maturing securitizations. For further discussion, see Provision for Credit Losses beginning on page 158.

Noninterest expense decreased $124 million, or six percent, to $2.1 billion for the three months ended March 31, 2009 compared to the same period in 2008 due to lower levels of marketing-related expense.

Key Statistics	Three Months Ended March 31
(Dollars in millions)	2009	2008

Global Card Services
Average – total loans and leases:
Managed	$224,406	$229,147
Held	121,734	123,971
Period end – total loans and leases:
Managed	218,031	229,974
Held	112,639	122,127
Managed net losses (1):
Amount	5,276	3,073
Percent (3)	9.54%	5.39%

Credit Card (2)
Average – total loans and leases:
Managed	$178,490	$183,694
Held	75,818	78,518
Period end – total loans and leases:
Managed	173,352	183,758
Held	67,960	75,911
Managed net losses (1):
Amount	3,794	2,372
Percent (3)	8.62%	5.19%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.
(2)	Includes U.S., Europe and Canada consumer credit card. Does not include business card, debit card and consumer lending.
(3)	Ratios are calculated as annualized managed net losses divided by average outstanding managed loans and leases during the period.

The table above and the following discussion presents select key indicators for the Global Card Services and credit card portfolios.

Managed Global Card Services net losses increased $2.2 billion to $5.3 billion, or 9.54 percent of average outstandings for the three months ended March 31, 2009, compared to $3.1 billion, or 5.39 percent in same period in 2008. This increase was driven by portfolio deterioration including a higher level of bankruptcies due to economic conditions. Additionally, consumer lending loss rates increased to 13.53 percent of average outstandings for the three months ended March 31, 2009 compared to 5.73 percent in the same period of 2008. The loss rates were impacted by a tightening in underwriting criteria resulting in a significant slowdown in new loan production.

Managed credit card net losses increased $1.4 billion to $3.8 billion, or 8.62 percent of average credit card outstandings for the three months ended March 31, 2009, compared to $2.4 billion, or 5.19 percent in the same period in 2008. The increase was driven by portfolio deterioration including a higher level of bankruptcies due to economic conditions.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 131.

Home Loans & Insurance

	Three Months Ended March 31
(Dollars in millions)	2009	2008

Net interest income (1)	$1,180	$599
Noninterest income:
Mortgage banking income	3,403	656
Insurance income	581	88
All other income	60	29

Total noninterest income	4,044	773

Total revenue, net of interest expense	5,224	1,372

Provision for credit losses	3,372	1,812
Noninterest expense	2,650	722

Loss before income taxes	(798)	(1,162)
Income tax benefit (1)	(300)	(430)

Net loss	$(498)	$(732)

Net interest yield (1)	2.60%	2.52%
Return on average equity	(13.90)	(96.85)
Efficiency ratio (1)	50.73	52.66

Average Balance Sheet
Total loans and leases	$126,696	$87,238
Total earning assets	184,066	95,545
Total assets	220,072	99,894
Allocated equity	14,526	3,040

Period-end Balance Sheet
Total loans and leases	$131,343	$88,321
Total earning assets	184,147	97,881
Total assets	221,559	102,115

(1)	FTE basis

Home Loans & Insurance generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products are available to our customers through a retail network of personal bankers located in 6,145 banking centers, mortgage loan officers in nearly 1,000 locations and through a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent and wholesale loan acquisition channels. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance.

Effective July 1, 2008, Countrywide’s results of operations are included in the Corporation’s consolidated results. While the results of deposit operations are included in Deposits, the majority of Countrywide’s ongoing operations are recorded in Home Loans & Insurance. Countrywide’s acquired first mortgage and discontinued real estate portfolios were recorded in All Other and are managed as part of our overall ALM activities. For more information related to the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Home Loans & Insurance’s net loss decreased $234 million to $498 million for the three months ended March 31, 2009 compared to the same period in 2008 as growth in noninterest income and net interest income was almost fully offset by an increase in noninterest expense and higher provision for credit losses.

Net interest income grew $581 million, or 97 percent, for the three months ended March 31, 2009 compared to the same period in 2008 driven primarily by an increase in average home equity loans and LHFS. The growth in average home equity loans of $37.1 billion, or 43 percent, and a $17.9 billion increase in LHFS were attributable to the Countrywide acquisition as well as increases in our home equity portfolio as a result of slower prepayment speeds and organic growth.

Noninterest income increased $3.3 billion to $4.0 billion for the three months ended March 31, 2009 compared to the same period in 2008 driven by higher mortgage banking income and insurance income. Mortgage banking income grew $2.7 billion due primarily to the Countrywide acquisition. Mortgage banking income also benefited as lower current interest rates drove higher production income and higher forward interest rates drove favorable MSR valuation changes including hedge activities. Insurance income increased $493 million due to the Countrywide acquisition.

Provision for credit losses increased $1.6 billion to $3.4 billion for the three months ended March 31, 2009 compared to the same period in 2008. This increase was driven by reserve increases in the home equity portfolio associated with a reduction in principal cash flows expected to be collected on the Countrywide SOP 03-3 portfolio and higher net charge-offs reflective of deterioration in the economy and the housing markets particularly in geographic areas that have experienced higher unemployment and the most significant declines in home prices. For further discussion, see Provision for Credit Losses on page 158.

Noninterest expense increased $1.9 billion to $2.7 billion primarily driven by the Countrywide acquisition.

Mortgage Banking Income

We categorize Home Loans & Insurance’s mortgage banking income into production and servicing income. Production income is comprised of revenue from the fair value gains and losses recognized on our IRLCs and LHFS, and the related secondary market execution, and costs related to representations and warranties given in the sales transactions and other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue for transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio related to the Corporation’s mortgage production retention decisions which is eliminated in consolidation in All Other.

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

The following table summarizes the components of mortgage banking income:

Mortgage banking income

	Three Months Ended March 31
(Dollars in millions)	2009	2008

Production income	$1,637	$396
Servicing income:
Servicing fees and ancillary income	1,517	250
Impact of customer payments	(1,185)	(197)
Fair value changes of MSRs, net of economic hedge results	1,301	207
Other servicing-related revenue	133	-

Total net servicing income	1,766	260

Total mortgage banking income	$3,403	$656

Production income increased $1.2 billion for the three months ended March 31, 2009 compared to the same period in 2008. This increase was driven by the Countrywide acquisition and higher volumes driven by lower current interest rates.

Net servicing income increased $1.5 billion for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to changes in the fair value of MSRs including hedge activities of $1.3 billion during the three months ended March 31, 2009. Contributing to the positive hedge results were improvements in the values of mortgage-backed securities used as economic hedges relative to the related MSRs, changes in basis relationships between primary and secondary market rates for mortgages, changes in the forward interest rate curve and expected changes in home prices. For further discussion on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 170.

The following table presents select key indicators for Home Loans & Insurance.

Home Loans & Insurance Key Statistics

	Three Months Ended March 31
(Dollars in millions, except as noted)	2009		2008

Loan production
Home Loans & Insurance:
First mortgage	$79,072		$18,044
Home equity	2,923		13,821

Total Corporation:
First mortgage	85,218		21,922
Home equity	4,038		16,641

Period end	March 31, 2009		December 31, 2008

Mortgage servicing portfolio (in billions) (1)	$2,112.8		$2,057.3

Mortgage loans serviced for investors (in billions)	1,699		1,654

Mortgage servicing rights:
Balance	14,096		12,733
Capitalized mortgage servicing rights (% of loans serviced)	83	bps	77	bps

(1)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

First mortgage production was $79.1 billion for the three months ended March 31, 2009 compared to $18.0 billion for the same period in 2008. The increase of $61.0 billion was due to the acquisition of Countrywide and origination growth driven by a decline in interest rates. Home equity production was $2.9 billion for the three months ended March 31, 2009 compared to $13.8 billion for the same period in 2008. The decrease of $10.9 billion was primarily due to our more stringent underwriting guidelines for home equity lines of credit and loans as well as lower consumer demand.

The servicing portfolio at March 31, 2009 was $2.1 trillion, $55.5 billion higher than at December 31, 2008, primarily driven by the Merrill Lynch acquisition. Included in this amount was $1.7 trillion of residential first mortgage, home equity lines of credit and home equity loans serviced for others.

At March 31, 2009, the consumer MSR balance was $14.1 billion, which represented 83 bps of the related unpaid principal balance as compared to $12.7 billion, or 77 bps of the related principal balance at December 31, 2008. The increase in the consumer MSR balance was driven by changes in interest rates during the quarter, sales of loans and the $209 million of MSRs that were acquired in the Merrill Lynch acquisition. This resulted in the six bps increase in the capitalized MSRs as a percentage of loans serviced.

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Net interest income (1)	$2,810	$2,298
Noninterest income:
Service charges	942	756
Investment banking income	643	358
All other income	246	444
Total noninterest income	1,831	1,558
Total revenue, net of interest expense	4,641	3,856

Provision for credit losses	1,848	526
Noninterest expense	2,511	1,740
Income before income taxes	282	1,590
Income tax expense (1)	107	590
Net income	$175	$1,000

Net interest yield (1)	3.33%	2.96%
Return on average equity	1.25	8.73
Efficiency ratio (1)	54.11	45.13

Average Balance Sheet
Total loans and leases	$330,972	$305,924
Total earning assets (2)	341,725	312,497
Total assets (2)	397,985	366,256
Total deposits	196,061	160,726
Allocated equity	56,576	46,065

Period-end Balance Sheet
Total loans and leases	$325,263	$311,557
Total earning assets (2)	335,081	318,153
Total assets (2)	389,076	369,216
Total deposits	194,864	168,129

  (1) FTE basis

  (2) Total assets include asset allocations to match liabilities (i.e., deposits).

Global Banking provides a wide range of lending-related products and services, integrated working capital management, treasury solutions and investment banking services to clients worldwide through our network of proprietary offices and client relationship teams along with various product partners. Our clients include multinationals, middle-market and business banking companies, correspondent banks, commercial real estate firms and governments. Our lending products and services include commercial and corporate bank loans and commitment facilities, real estate lending, leasing and asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing options. Our investment banking services provide our commercial and corporate issuer clients with debt and equity underwriting and distribution capabilities as well as merger-related advisory services. Global Banking also contains the results for the economic hedging of our credit risk to certain exposures utilizing various risk mitigation tools. Our clients are supported in offices throughout the world that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 155.

Net income decreased $825 million, or 83 percent, to $175 million for the three months ended March 31, 2009 compared to the same period in 2008 as increases in total revenue were more than offset by increases in provision for credit losses and noninterest expense.

Net interest income increased $512 million, or 22 percent, driven by average loan growth of $25.0 billion, or eight percent, and average deposit growth of $35.3 billion or 22 percent. The increase in average loans and leases was driven by organic growth primarily in commercial – domestic and real estate loans, and the acquisition of Merrill Lynch which increased average loans and leases by approximately $8.0 billion. The increase in average deposits was driven by organic growth benefiting from a flight-to-quality. Net interest income also benefited from an increase in the net interest yield on improved loan spreads on new, renewed or amended facilities. These increases were partially offset by spread compression on deposits. The increase in noninterest income of $273 million, or 18 percent, was mainly driven by increases in investment banking income and service charges partially offset by a decrease in all other income.

The provision for credit losses increased $1.3 billion to $1.8 billion for the three months ended March 31, 2009 compared to the same period in 2008. The increase was primarily driven by higher credit costs in commercial real estate, which includes both the homebuilder and non-residential portfolios, and the commercial domestic portfolio, which was broad-based in terms of borrowers and industries. Also contributing to the increase were reserve additions and higher net charge-offs in the retail dealer-related loan portfolios due to deterioration and declining collateral values. The acquisition of Merrill Lynch did not have a material impact on the provision for credit losses.

Noninterest expense increased $771 million, or 44 percent, with the inclusion of the Merrill Lynch platform representing approximately 45 percent of this increase. The remainder of the increase was attributable to increased FDIC premiums and the absence of certain benefits associated with the completion of an IPO in the prior year.

Global Banking Revenue

Global Banking also evaluates its revenue from two primary client segments, global commercial banking and global corporate and investment banking. Global commercial banking primarily includes revenue related to our commercial and business banking clients, who are generally defined as companies with sales between $2 million and $2 billion including middle-market and multinational clients as well as commercial real estate clients. Global corporate and investment banking primarily includes revenue related to our large corporate clients including multinationals which are generally defined as companies with sales in excess of $2 billion. Additionally, global corporate and investment banking revenue also includes debt and equity underwriting and merger-related advisory services (net of revenue-sharing with Global Markets). The following table presents further detail regarding Global Banking revenue.

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Global Banking revenue
Global commercial banking	$2,790	$2,717
Global corporate and investment banking	1,851	1,139
Total Global Banking revenue	$4,641	$3,856

Global Banking revenue increased $785 million to $4.6 billion for the three months ended March 31, 2009 compared to the same period in 2008.

•

Global commercial banking revenue increased $73 million, or three percent, for the three months ended March 31, 2009 compared to the same period in 2008 driven by an increase in net interest income offset by lower all other income. Average loans and leases increased by $8.6 billion to $226.5 billion or four percent reflecting organic growth and the Merrill Lynch acquisition which increased average loans and leases $3.3 billion. Credit-related revenue increased approximately $386 million to $1.6 billion, or 33 percent, driven by higher balances and increased credit spreads due to improved market rates, the impact of the Merrill Lynch acquisition, a positive valuation adjustment of $211 million relating to our option to purchase loans and improved service fee income. Average deposit balances increased $19.8 billion to $119.6 billion, or 20 percent, driven by the flight-to-quality in late 2008. Treasury services-related revenue decreased approximately $337 million to $1.2 billion, or 23 percent, as the increase in balances was substantially offset by the reduction in market-based interest rates and the absence of the $388 million one-time IPO gain.

•

Global corporate and investment banking revenue increased $712 million, or 63 percent, for the three months ended March 31, 2009 compared to the same period in 2008 driven primarily by higher net interest income due mainly to average growth in loans and deposits, higher investment banking income as discussed below and the impact of the Merrill Lynch acquisition. Average loans and leases increased $14.7 billion to $102.7 billion, or 17 percent, reflecting organic growth and the Merrill Lynch acquisition which increased average loans and leases $4.7 billion. Credit-related revenue increased approximately $335 million to $852 million, or 65 percent, driven by the higher average loan balances, increased utilization, the impact of the Merrill Lynch acquisition and improved service fee income, partially offset by the adverse impact of increased nonperforming loans. Average deposit balances increased $15.6 billion to $76.2 billion or 26 percent driven by the flight-to-quality in late 2008. Treasury Services-related revenue remained fairly flat at $557 million as the increase in balances were offset by a reduction in market-based interest rates and lower card income. Investment banking-related revenue attributed to this client segment increased $382 million, and is discussed in more detail below, inclusive of the portion shared with Global Markets.

Investment Banking Income

Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of Global Markets and Global Banking in servicing our clients with the best product capabilities, we allocate revenue to the two segments based on relative contribution. Therefore, in order to provide a complete discussion of our consolidated investment banking income, we have included the following table that presents total investment banking income for the consolidated Corporation.

	Three Months Ended March 31
(Dollars in millions)	2009	2008

Investment banking income
Advisory fees	$290	$66
Debt underwriting	644	330
Equity underwriting	167	240

	1,101	636
Other (1)	(46)	(160)

Total investment banking income	$1,055	$476

(1)

Other includes the intercompany elimination of investment banking income on the Corporation’s own debt and equity issuances that is recorded in All Other and other miscellaneous Global Banking investment banking fees (e.g., leasing).

Investment banking income increased $579 million to $1.1 billion for the three months ended March 31, 2009 compared to the same period in 2008, due to the increased volume attributable to the Merrill Lynch acquisition which was partially offset by a slowdown in the investment banking activity when compared to the three months ended March 31, 2008. Debt underwriting fees increased $314 million, or 95 percent, due primarily to investment grade bond and leveraged finance issuances. Advisory fees increased $224 million, driven by fees earned on mergers and acquisitions activity. Equity underwriting fees decreased $73 million, or 30 percent, due to a significant decrease in IPO activity in the equity markets combined with the absence of fees earned on the Corporation’s preferred stock issuances in the first quarter of 2008 for which Global Banking was compensated on a management accounting basis with a corresponding offset in All Other.

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Net interest income (1, 2)	$1,787	$1,133
Noninterest income:
Investment and brokerage services	459	220
Investment banking income	486	306
Trading account profits (losses)	4,919	(1,602)
All other income (loss)	(860)	(905)
Total noninterest income (loss)	5,004	(1,981)
Total revenue, net of interest expense	6,791	(848)
Provision for credit losses	51	(1)
Noninterest expense	3,059	726
Income (loss) before income taxes	3,681	(1,573)
Income tax expense (benefit) (1)	1,316	(582)
Net income (loss)	$2,365	$(991)

Return on average equity	33.81%	(31.14)%
Efficiency ratio (1)	45.04	n/m

Average Balance Sheet
Total trading-related assets (3)	$536,977	$357,488
Total market-based earning assets	488,411	394,838
Total earning assets	501,915	400,062
Total assets	702,159	462,148
Allocated equity	28,366	12,793

Period-end Balance Sheet
Total trading-related assets (3)	$440,839	$313,795
Total market-based earning assets	380,118	341,481
Total earning assets	391,361	347,042
Total assets	574,088	418,632

(1)	FTE basis
(2)	Includes $(108) million and $(34) million of net interest income that is not considered market-based income for the three months ended March 31, 2009 and 2008.
(3)	Includes assets which are not considered earning assets (i.e., derivative assets).

Global Markets provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities and ABS. Underwriting debt and equity, securities research and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. Global Markets is a leader in the global distribution of fixed income, currency and energy commodity products and derivatives. Global Markets also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products.

Net income increased $3.4 billion to $2.4 billion for the three months ended March 31, 2009 compared to a net loss of $991 million for the same period in 2008 as increased noninterest income and market-based net interest income were partially offset by increased noninterest expense.

      Net interest income, almost all of which is market-based, increased $654 million, or 58 percent, due to steepening of the yield curve, product mix, and the acquisition of Merrill Lynch. Noninterest income increased $7.0 billion due to the Merrill Lynch acquisition, favorable trading results and reduced losses incurred on certain retained positions that resulted from the market disruptions that occurred over the last year and a half. Partially offsetting these favorable results in our trading business was an increase in noninterest expense of $2.3 billion that was largely attributable to the Merrill Lynch acquisition and an increase in incentive compensation expense due to improved revenue performance. For more information relating to our sales and trading revenue, see the following discussion.

Sales and Trading Revenue

The following table presents further detail regarding the Corporation’s sales and trading revenue. Sales and trading revenue includes all revenue that is earned within Global Markets with the exception of investment banking income and net interest income on the loans for which the fair value option has been elected. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are managed and distributed by Global Markets. In order to reflect the relative contribution of each business segment a revenue-sharing agreement has been implemented which attributes revenue accordingly. Therefore, in order to provide a complete discussion of our sales and trading revenue, we have included the following table and related discussion that presents total sales and trading revenue for the consolidated Corporation. Sales and trading revenue is segregated into fixed income from rates and currencies (primarily interest rate and foreign exchange contracts), commodities (primarily futures, forward, swaps and options), credit products (primarily investment and noninvestment grade corporate debt obligations, credit derivatives and public finance), structured products (primarily CMBS, residential mortgage-backed securities, structured credit trading and CDOs), and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Sales and trading revenue (1)
Fixed income:
Rates and currencies	$3,555	$717
Commodities	536	10
Credit products	890	(859)
Structured products	(400)	(1,669)
Total fixed income	4,581	(1,801)
Equity income	1,402	308
Total sales and trading revenue	$5,983	$(1,493)

(1)	Includes $82 million and $70 million of net interest income on a FTE basis for the three months ended March 31, 2009 and 2008.

Sales and trading revenue increased $7.5 billion to $6.0 billion for the three months ended March 31, 2009 compared to the same period in 2008. All sales and trading products discussed below increased due to the Merrill Lynch acquisition as well as a net credit spread benefit on derivative liabilities of $1.7 billion. Partially offsetting these increases, we recognized $185 million in losses related to counterparty credit risk valuation adjustments on our derivative assets. In addition, we incurred market disruption charges of $1.7 billion during the three months ended March 31, 2009.

•

Rates and currencies revenue increased $2.8 billion for the three months ended March 31, 2009 compared to the same period in 2008 as Global Markets took advantage of enhanced global breadth of product and distribution capabilities from the acquisition of Merrill Lynch and increased market volatility in interest rate and foreign exchange markets.

•

Commodities revenue increased $526 million for the three months ended March 31, 2009 compared to the same period in 2008 driven by the power and natural gas markets. These gains are attributable to the Merrill Lynch acquisition which significantly expanded our product offering.

•

Credit products revenue increased $1.7 billion to $890 million for the three months ended March 31, 2009 compared to a loss of $859 million in the same period in 2008. The increased revenue was driven by the complementary nature of the legacy institution platforms relating to origination and distribution, as well as lower market liquidity driven losses. These revenues included losses of $98 million on leveraged loans compared to $439 million in the same period in the prior year. Additionally, we recorded losses of $77 million on ARS for the three months ended March 31, 2009 compared to $236 million in the same period in the prior year which reflects further valuation deterioration on remaining commitments and positions resulting from remaining buyback commitments as well as inventory.

At March 31, 2009, the carrying value of our leveraged funded positions held for distribution was $4.4 billion, which includes $1.7 billion from the Merrill Lynch acquisition. At December 31, 2008, the carrying value of our leveraged funded positions held for distribution was $2.8 billion. Pre-market disruption (i.e., exposure originated prior to September 30, 2007) had a carrying value of $3.1 billion at March 31, 2009, which included $1.7 billion related to Merrill Lynch, as compared to $1.5 billion at December 31, 2008. At March 31, 2009, 53 percent of the leveraged funded positions held for distribution were senior secured with an approximate carrying value of $3.2 billion of which $2.7 billion were originated prior to September 30, 2007.

In connection with federal and state securities regulators we have agreed to purchase at par ARS held by certain customers. During the three months ended March 31, 2009, the Corporation purchased $4.3 billion of ARS from our customers, all within Global Markets. At March 31, 2009, the Corporation’s outstanding buyback commitment was $1.3 billion, of which $1.1 billion related to Global Markets and $195 million related to GWIM. The $1.1 billion buyback commitment in Global Markets included $1.0 billion related to Merrill Lynch.

•

Structured products sales and trading revenue increased $1.3 billion to a loss of $400 million for the three months ended March 31, 2009, compared to a loss of $1.7 billion for the same period in 2008. The change was driven by favorable results in mortgage trading and lower CDO-related and CMBS losses. During the three months ended March 31, 2009, we incurred $525 million of losses resulting from our CDO exposure, which includes our super senior, warehouse, and sales and trading positions, and our hedging activities including counterparty credit risk valuations. This compares to $1.5 billion in CDO-related losses for the same period in 2008. See the detailed CDO exposure discussion to follow. In addition, during the three months ended March 31, 2009 we recorded $174 million of losses (net of hedges) on CMBS funded debt and the forward finance commitments as compared to $191 million for the same period in the prior year. These trading results and reduced losses were partially offset by $150 million in losses associated with equity investments we made in acquisition-related financing transactions. Further, the three months ended March 31, 2009 included losses incurred of $1.1 billion due to a credit downgrade of a monoline counterparty when it restructured its business.

At March 31, 2009 and December 31, 2008, we held $6.4 billion and $6.9 billion of funded CMBS debt of which $5.3 billion and $6.0 billion were primarily floating-rate acquisition-related financings to major, well-known operating companies. In addition, at March 31, 2009 and December 31, 2008, we had forward finance commitments of $923 million and $700 million. Funded CMBS debt decreased as the $4.1 billion of CMBS debt acquired in the Merrill Lynch acquisition was more than offset by a transfer of $3.8 billion of CMBS funded Merrill Lynch debt to commercial loans held for investment as we plan to hold these positions for the foreseeable future and, to a lesser extent, by loan sales and paydowns. Forward finance commitments at March 31, 2009 were comprised primarily of fixed-rate conduit product financings and included $253 million acquired in connection with Merrill Lynch. The $174 million of losses recorded during the three months ended March 31, 2009 associated with our CMBS exposure were concentrated in the more difficult to hedge floating-rate debt.

•

Equity products sales and trading revenue increased $1.1 billion to $1.4 billion for the three months ended March 31, 2009 compared to the same period in 2008 driven by the acquisition of Merrill Lynch despite the weak origination market and lower financing revenue opportunities as a result of deleveraging by clients.

Collateralized Debt Obligation Exposure at March 31, 2009

CDO vehicles hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities.

Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, refer to Collateralized Debt Obligation Vehicles as part of Off-Balance Sheet Arrangements beginning on page 119. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

      During the three months ended March 31, 2009, we recorded CDO-related losses of $525 million compared to $1.5 billion in the same period in 2008 including losses on super senior exposure of $192 million and $1.6 billion. Also included in CDO-related losses for the three months ended March 31, 2009 were $124 million of losses on purchased securities from liquidated CDO vehicles. These securities were purchased from the vehicles at auction and the losses were recorded subsequent to their purchase. Additionally $209 million of losses were recognized during the period to cover counterparty risk on our CDO-related exposure. CDO-related losses reduced trading account profits (losses) by $217 million and other income by $308 million. The losses recorded in other income were other-than-temporary impairment charges related to CDOs and purchased securities classified as AFS debt securities during the three months ended March 31, 2009. Also, unrealized losses recorded in accumulated OCI on uninsured other super senior cash positions and purchased securities from liquidated CDOs increased $159 million to $580 million (pre-tax) during the three months ended March 31, 2009.

The CDO and related markets continued to deteriorate during the three months ended March 31, 2009, experiencing significant illiquidity impacting the availability and reliability of transparent pricing. At March 31, 2009, we valued these CDO structures consistent with how we valued them at December 31, 2008. We assumed the CDO structures would terminate and looked through the structures to the underlying net asset values of the securities. We were able to obtain security values using either external pricing services or offsetting trades for approximately 94 percent of the CDO exposure for which we used the average of all prices obtained by security. The majority of the remaining positions where no pricing quotes were available were valued using matrix pricing by aligning the value to securities that had similar vintage of underlying assets and ratings, using the lowest rating between the rating services. The remaining securities were valued as interest-only strips, based on estimated average life, exposure type and vintage of the underlying assets. We assigned a zero value to the CDO positions for which an event of default has been triggered and liquidation notice has been issued. The value of cash held by the trustee for all CDO structures was also incorporated into the resulting net asset value. In addition, we were able to obtain security values using the same methodology as the CDO exposure for approximately 68 percent of the purchased securities from liquidated CDOs. Similarly, the majority of the remaining positions where no pricing quotes were available were valued using matrix pricing and projected cash flows.

As presented in the following table at March 31, 2009 our super senior CDO exposure before consideration of hedges was $7.2 billion.

Super Senior Collateralized Debt Obligation Exposure

At March 31, 2009

(Dollars in millions)	Subprime (1)	Purchased Securities	Total Subprime	Non-Subprime (2)	Total

Unhedged	$1,361	$1,824	$3,185	$1,950	$5,135
Hedged (3)	1,174	-	1,174	854	2,028

Total	$2,535	$1,824	$4,359	$2,804	$7,163

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Includes highly-rated collateralized loan obligations and commercial mortgage-backed securities super senior exposure.
(3)	Hedged amounts are presented at carrying value before consideration of the insurance.

At March 31, 2009, the carrying value of the unhedged super senior exposure in the form of cash positions, liquidity commitments, and derivative contracts consisted of net subprime super senior exposure of $1.4 billion and purchased securities from liquidated CDOs of $1.8 billion. In addition, the carrying value of non-subprime super senior exposure was $2.0 billion. The $3.2 billion of super senior subprime exposure was carried at 25 percent and the $2.0 billion of non-subprime exposure was carried at 65 percent of their original net exposure amounts. During the three months ended March 31, 2009 we recorded losses of $159 million and $33 million on subprime and non-subprime super senior exposure. The following tables provide more detail on our super senior exposure, net of insurance.

The following table presents a rollforward of our super senior CDO exposure, net of insurance, for the three months ended March 31, 2009.

Super Senior Collateralized Debt Obligation Exposure Rollforward

Three Months Ended March 31, 2009

(Dollars in millions)	December 31, 2008 Net Exposure	Merrill Lynch Acquisition	Reclassifications (1)	First Quarter Net Writedowns / Adjustments (2)	Paydowns / Liquidations / Other	March 31, 2009 Net Exposure
Super senior liquidity commitments
High grade	$476	$-	$(255)	$-	$(221)	$-
Mezzanine	-	626	-	(36)	(78)	512

Total super senior liquidity commitments	476	626	(255)	(36)	(299)	512

Other super senior exposure
High grade (3)	2,507	(89)	255	(228)	(5)	2,440
Mezzanine	297	126	-	(56)	(22)	345
CDO-squared	-	45	-	(31)	-	14

Total other super senior	2,804	82	255	(315)	(27)	2,799

Total super senior	$3,280	$708	$-	$(351)	$(326)	$3,311

Purchased securities from liquidated CDOs	2,030	-	-	(124)	(82)	1,824

Total	$5,310	$708	$-	$(475)	$(408)	$5,135

(1)	Represents CDO exposure that was reclassified from super senior liquidity commitments to other super senior exposure as the Corporation is no longer providing liquidity.
(2)	Net of insurance and includes $159 million (pre-tax) of unrealized losses recorded in accumulated OCI.
(3)	High grade other super senior exposure acquired from Merrill Lynch is presented net of hedge amounts.

The following table presents our super senior CDO exposure at March 31, 2009 and December 31, 2008.

Super Senior Collateralized Debt Obligation Exposure

	Total CDO Exposure at March 31, 2009
	Subprime Exposure (1)					Non-Subprime Exposure (2)					Total CDO Net Exposure
(Dollars in millions)	Gross	Insured (3)	Net of Insured Amount	Cumulative Write- downs (4, 5)	Net Exposure	Gross	Insured (3)	Net of Insured Amount	Cumulative Write- downs (4, 5)	Net Exposure	March 31 2009	December 31 2008

Super senior liquidity commitments
High grade	$1,698	$(1,573)	$125	$(125)	$-	$-	$-	$-	$-	$-	$-	$476
Mezzanine	3,005	(515)	2,490	(1,978)	512	-	-	-	-	-	512	-

Total super senior liquidity commitments	4,703	(2,088)	2,615	(2,103)	512	-	-	-	-	-	512	476

Other super senior exposure
High grade	6,843	(5,634)	1,209	(719)	490	3,726	(712)	3,014	(1,064)	1,950	2,440	2,507
Mezzanine	2,462	-	2,462	(2,117)	345	-	-	-	-	-	345	297
CDOs-squared	409	-	409	(395)	14	336	(336)	-	-	-	14	-

Total other super senior	9,714	(5,634)	4,080	(3,231)	849	4,062	(1,048)	3,014	(1,064)	1,950	2,799	2,804

Total super senior	$14,417	$(7,722)	$6,695	$(5,334)	$1,361	$4,062	$(1,048)	$3,014	$(1,064)	$1,950	$3,311	$3,280

Purchased securities from liquidated CDOs	2,656	-	2,656	(832)	1,824	-	-	-	-	-	1,824	2,030

Total	$17,073	$(7,722)	$9,351	$(6,166)	$3,185	$4,062	$(1,048)	$3,014	$(1,064)	$1,950	$5,135	$5,310

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Includes highly-rated collateralized loan obligations and commercial mortgage-backed securities super senior exposure.
(3)	Insured exposures are presented prior to $6.7 billion of cumulative writedowns.
(4)	Net of insurance excluding losses taken on liquidated CDOs.
(5)	Cumulative write-downs on subprime and non-subprime exposures include unrealized losses of $198 million and $382 million which are recorded in OCI.

The following table presents the carrying values of our subprime net exposures including subprime collateral content and percentages of recent vintages.

Subprime Super Senior Collateralized Debt Obligation Carrying Values (1)

March 31, 2009
				Vintage of Subprime Collateral
(Dollars in millions)	Subprime Net Exposure	Carrying Value as a Percent of Original Net Exposure	Subprime Content of Collateral (2)	Percent in 2006/2007 Vintages	Percent in 2005/Prior Vintages

Mezzanine super senior liquidity commitments	$512	22%	100%	98%	2%

Other super senior exposure
High grade	490	24	60	14	86
Mezzanine	345	14	51	42	58
CDOs-squared	14	3	100	100	-
Total other super senior	849
Total super senior	1,361	20

Purchased securities from liquidated CDOs	1,824	31	29	6	94
Total	$3,185	25
(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.
(2)	Based on current net exposure value.

At March 31, 2009, the carrying value of the hedged super senior exposure in the form of cash positions and derivative contracts consisted of net subprime super senior exposure of $1.2 billion and non-subprime super senior exposure of $854 million. These exposures were carried at 15 percent and 82 percent of their original net exposure. At March 31, 2009, we held $7.7 billion of purchased insurance on our subprime super senior CDO exposure and we held collateral in the form of cash and marketable securities of $995 million related to our purchased insurance. This purchased insurance included $4.6 billion of insurance that was provided by monolines in the form of CDS, total-return-swaps (TRS) or financial guarantees. In addition, we held $1.0 billion of purchased insurance on our non-subprime super senior CDO exposure all of which was provided by monolines in the form of CDS, TRS or financial guarantees. In the case of default, we look to the underlying securities and then to recovery on purchased insurance. The table below provides more information on insurance from our monolines.

Credit Default Swaps with Monoline Financial Guarantors

March 31, 2009

(Dollars in millions)	Super Senior CDOs	Other Guaranteed Positions	Total
Notional	$5,592	$55,898	$61,490
Mark-to-market or guarantor receivable	$4,199	$14,731	$18,930
Credit valuation adjustment	(2,513)	(6,003)	(8,516)
Total	$1,686	$8,728	$10,414
Carrying value	60%	41%	45%
Writedowns during the three months ended March 31, 2009	$(259)	$(960)	$(1,219)
Monoline wrap protection on our super senior CDOs had a notional value of $5.6 billion at March 31, 2009, with a receivable of $4.2 billion and a carrying value, net of a counterparty credit valuation adjustment, of $1.7 billion or 60 percent. During the three months ended March 31, 2009, we incurred $259 million in losses for counterparty credit risk related to these positions. At December 31, 2008, the monoline wrap on our super senior CDOs had a notional value of $2.8 billion, with a receivable of $1.5 billion and a carrying value, net of a counterparty credit valuation adjustment of $429 million, or 72 percent.

In addition to the monoline financial guarantor exposure related to super senior CDOs, we had $55.9 billion of notional exposure to monolines that predominantly hedge corporate CLO and CDO exposure as well as CMBS, RMBS and other ABS cash and synthetic exposures related to exposures that were acquired from Merrill Lynch. This compares to $5.9 billion of notional exposure at December 31, 2008. Mark-to-market monoline derivative credit exposure was $14.7 billion at March 31, 2009 compared to $694 million at December 31, 2008. This increase was driven by the addition of Merrill Lynch exposures as well as credit deterioration related to underlying counterparties and spread widening in structured finance related exposures. At March 31, 2009, the counterparty credit valuation adjustment related to monoline derivative exposure was $6.0 billion, which reduced our net mark-to-market exposure to $8.7 billion. We do not hold collateral against these derivative exposures. During the three months ended March 31, 2009 we incurred $960 million in losses for counterparty credit risk related to these positions.

In addition to the super senior exposure including purchased securities at March 31, 2009, we also had exposure with a market value of $658 million in our CDO sales and trading portfolio, of which approximately $220 million was classified as subprime. This subprime exposure is carried at approximately eight percent of par value and includes $141 million of secondary trading positions and $79 million of positions in legacy warehouses.

With the Merrill Lynch acquisition, we acquired a $6.7 billion secured borrowing with recourse consisting solely of U.S. super senior ABS CDOs. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. As of March 31, 2009, all scheduled payments on the loan have been received. These U.S. super senior ABS CDOs are excluded from our CDO exposure discussions and the tables above as we no longer view this vehicle as super senior exposure.

Global Wealth & Investment Management

	Three Months Ended March 31, 2009

(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other

Net interest income (2)	$1,653	$1,398	$360	$17	$(122)
Noninterest income:
Investment and brokerage services	2,444	1,668	317	260	199
All other income (loss)	264	282	15	(122)	89

Total noninterest income	2,708	1,950	332	138	288

Total revenue, net of interest expense	4,361	3,348	692	155	166

Provision for credit losses	254	223	31	-	-
Noninterest expense	3,288	2,228	510	234	316

Income (loss) before income taxes	819	897	151	(79)	(150)
Income tax expense (benefit) (2)	309	332	56	(29)	(50)

Net income (loss)	$510	$565	$95	$(50)	$(100)

Net interest yield (2)	2.77%	2.69%	2.75%	n/m	n/m
Return on average equity (3)	11.21	26.96	7.28	(17.19)%	n/m
Efficiency ratio (2)	75.41	66.58	73.78	n/m	n/m
Period end – total assets (4)	$267,189	$214,376	$56,493	$2,642	n/m

	Three Months Ended March 31, 2008

(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other

Net interest income (2)	$1,018	$677	$321	$2	$18
Noninterest income:
Investment and brokerage services	1,081	258	380	398	45
All other income (loss)	(157)	48	18	(221)	(2)

Total noninterest income	924	306	398	177	43

Total revenue, net of interest expense	1,942	983	719	179	61

Provision for credit losses	243	240	3	-	-
Noninterest expense	1,314	464	506	309	35

Income (loss) before income taxes	385	279	210	(130)	26
Income tax expense (benefit) (2)	143	103	78	(48)	10

Net income (loss)	$242	$176	$132	$(82)	$16

Net interest yield (2)	2.79%	2.40%	2.69%	n/m	n/m
Return on average equity (3)	8.40	36.06	12.02	(45.93)%	n/m
Efficiency ratio (2)	67.71	47.13	70.42	n/m	n/m
Period end – total assets (4)	$162,450	$120,956	$52,731	$2,989	n/m

(1)

Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined Merrill Lynch’s wealth management business and our former Premier Banking & Investments business to form Merrill Lynch Global Wealth Management (MLGWM).

(2)	FTE basis

(3)	Average allocated equity for GWIM was $18.5 billion and $11.6 billion at March 31, 2009 and 2008.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	March 31		Three Months Ended March 31
(Dollars in millions)	2009	2008	2009	2008
Total loans and leases	$102,764	$87,309	$110,533	$85,644
Total earning assets (1)	236,810	153,175	241,743	146,537
Total assets (1)	267,189	162,450	276,769	156,350
Total deposits	240,498	154,175	249,350	148,503
(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GWIM provides a wide offering of customized banking, investment and brokerage services tailored to meet the changing wealth management needs of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: MLGWM; U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Columbia Management (Columbia). The results of the Institutional Retirement & Philanthropy business and the Corporation’s stake in BlackRock are included in Other within GWIM.

As part of the Merrill Lynch acquisition we added its financial advisors and its approximately 50 percent economic ownership in BlackRock, a publicly traded investment management company.

Net income increased $268 million to $510 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expense driven by the acquisition of Merrill Lynch.

Net interest income increased $635 million, or 62 percent, to $1.7 billion for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the acquisition of Merrill Lynch and growth in average deposit and loan balances. GWIM average deposit growth benefited from the acquisition of Merrill Lynch, the net migration of customer relationships and related balances from Deposits and organic growth. This increase was realized despite $6.1 billion of deposit balances migrating to Deposits primarily in the latter part of the first quarter of 2009. A more detailed discussion regarding migrated customer relationships and related balances is provided in the MLGWM discussion beginning on page 113.

Noninterest income increased $1.8 billion to $2.7 billion for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to higher investment and brokerage services income driven by the Merrill Lynch acquisition and the decrease in support provided to certain cash funds managed within Columbia.

Noninterest expense increased $2.0 billion to $3.3 billion for the three months ended March 31, 2009 compared to the same period in 2008, driven by the addition of Merrill Lynch and higher FDIC premiums.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets

	March 31

(Dollars in millions)	2009	2008

Assets under management	$697,371	$607,521

Client brokerage assets	1,102,633	213,743

Assets in custody	234,361	158,486

Less: Client brokerage assets and assets in custody included in assets under management	(279,130)	(88,755)

Total net client assets	$1,755,235	$890,995

The increases in net client assets were driven by the acquisition of Merrill Lynch, partially offset by the effect of lower equity market values and outflows that occurred in the Columbia cash fund complex due to increasing rate pressures.

Merrill Lynch Global Wealth Management

Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined the Merrill Lynch wealth management business and our former Premier Banking & Investments business to form MLGWM. MLGWM provides a high-touch client experience through a network of approximately 15,800 client facing financial advisors to our affluent customers with a personal wealth profile of at least $250,000 of investable assets. The addition of Merrill Lynch created one of the largest financial advisor networks in the world. Merrill Lynch added $2.6 billion in revenue and $526 million in net income during the quarter. Total client balances in MLGWM, which include deposits, AUM, client brokerage assets and other assets in custody, were nearly $1.3 trillion at March 31, 2009.

MLGWM includes the impact of migrating customers, and their related deposit balances, to or from Deposits. After migration, the associated net interest income, service charges and noninterest expense are recorded in the appropriate segment. The change reported in the financial results of MLGWM includes both the impact of migration, as well as the impact of incremental organic growth from providing a broader array of financial products and services to MLGWM customers. A total of $6.1 billion of deposits were migrated to Deposits from MLGWM, primarily in the latter part of the first quarter of 2009, compared to a total of $7.0 billion that were migrated from Deposits to MLGWM during the three months ended March 31, 2008. The change was mainly due to client segmentation modifications resulting from the Merrill Lynch merger partially offset by the acceleration in 2008 of moving clients into MLGWM as part of our growth initiatives for our mass affluent and retirement customers.

Net income increased to $565 million for the three months ended March 31, 2009 compared to $176 million for the same period in 2008 driven by the acquisition of Merrill Lynch which contributed $526 million in net income. Net interest income increased $721 million to $1.4 billion driven by higher average deposit and loan balances due to the acquisition of Merrill Lynch which contributed $903 million in net interest income partially offset by lower margin on money market savings deposits. Investment and brokerage services income increased $1.4 billion and noninterest expense increased $1.8 billion to $2.2 billion both of which were driven by the acquisition of Merrill Lynch.

U.S. Trust, Bank of America Private Wealth Management

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

Net income decreased $37 million, or 28 percent, to $95 million for the three months ended March 31, 2009 compared to the same period in 2008, as higher net interest income was more than offset by lower noninterest income and increased provision for credit losses. Net interest income increased $39 million, or 12 percent, due to organic loans and leases and deposit average balance growth. Noninterest income decreased $66 million, or 17 percent, largely driven by reduced investment and brokerage services income due to significantly lower valuations in the equity markets partially offset by the inclusion of the Merrill Lynch trust business. Provision for credit losses increased $28 million to $31 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily driven by higher net charge-offs in the commercial domestic portfolio. Noninterest expense increased due to the inclusion of the Merrill Lynch trust business and higher FDIC premiums which were partially offset by cost containment strategies and lower revenue-related expenses, such as lower sub-advisory fees.

Columbia Management

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management products and services, including mutual funds and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products including equity, fixed income (taxable and nontaxable) and money market (taxable and nontaxable) funds. Columbia distributes its products and services to institutional clients and individuals directly through MLGWM, U.S. Trust, Global Banking and nonproprietary channels including other brokerage firms.

For the three months ended March 31, 2009, the net loss narrowed to $50 million from a net loss of $82 million during the same period in 2008. Revenue decreased $24 million as reduced losses of $103 million related to support provided to certain cash funds was more than offset by a decrease of $138 million in investment and brokerage services income. The decrease in investment and brokerage services income was the result of significantly lower valuations in the equity markets. Noninterest expense decreased $75 million driven by lower revenue-related expenses, such as lower sub-advisory, distribution and dealer support expenses.

Cash Funds Support

Beginning in the second half of 2007, we provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invested in high quality, short-term securities with a portfolio weighted average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and the senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. The capital commitments expire no later than the third quarter of 2010. At March 31, 2009 and December 31, 2008, we had gross (i.e., funded and unfunded) capital commitments to the funds of $1.1 billion and $1.0 billion. For the three months ended March 31, 2009 and 2008, we incurred losses of $117 million and $127 million related to these capital commitments. At March 31, 2009 and December 31, 2008, the remaining loss exposure on capital commitments was $261 million and $300 million.

During 2008, we purchased certain investments from the funds and subsequently recorded other-than-temporary impairment losses. There were no such purchases or related impairment losses for the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, we held AFS debt securities with a fair value of $598 million and $698 million of which $250 million and $279 million were classified as nonperforming AFS securities and had $327 million and $272 million of related unrealized losses on these investments recorded in accumulated OCI. The decline in value of these securities was driven by the lack of market liquidity and the overall deterioration of the financial markets. These unrealized losses are recorded in accumulated OCI as we expect to recover the full principal amount of such investments and it is more likely than not that we will not be required to sell the investments prior to recovery. For additional information on the valuation of our AFS securities, see Note 5 – Securities to the Consolidated Financial Statements.

We may from time to time, but are under no obligation to, provide additional support to funds managed within Columbia. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

We do not consolidate the cash funds managed within Columbia because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. In reaching this conclusion, we considered both interest rate and credit risk. The cash funds had total AUM of $157.5 billion and $185.9 billion at March 31, 2009 and December 31, 2008.

During 2008, federal government agencies initiated several actions in response to the current financial crisis and economic slowdown to provide liquidity in these markets. As of the three months ended March 31, 2009 several money market funds managed within Columbia participate in certain programs, including the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds and the AMLF. For further information regarding this program, see Regulatory Initiatives beginning on page 14 of the Corporation’s 2008 Annual Report on Form 10-K.

Other

Other includes the results of the Institutional Retirement & Philanthropy business and the Corporation’s stake in BlackRock. Our investment in BlackRock is accounted for under the equity method of accounting with our proportionate share of income or loss recorded in equity investment income.

Net income decreased to a net loss of $100 million for the three months ended March 31, 2009 compared to net income of $16 million for the same period in 2008 driven by lower net interest income and higher noninterest expense, partially offset by higher noninterest income. Net interest income decreased $140 million which was driven by the funding cost on a management accounting basis for carrying the BlackRock equity investment. Noninterest income increased $245 million due to the addition of Merrill Lynch, the Institutional Retirement business and earnings from the BlackRock equity investment which contributed $65 million to earnings during the quarter. In addition, noninterest expense increased $281 million primarily driven by employee related costs as a result of the acquisition of Merrill Lynch, including the Institutional Retirement business.

All Other

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008

(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted

Net interest income (3)	$(1,780)	$2,391	$611	$(1,856)	$2,055	$199
Noninterest income:
Card income (loss)	534	(244)	290	663	(704)	(41)
Equity investment income	1,326	-	1,326	268	-	268
Gains on sales of debt securities	1,471	-	1,471	220	-	220
All other income (loss)	2,591	35	2,626	(264)	65	(199)

Total noninterest income	5,922	(209)	5,713	887	(639)	248

Total revenue, net of interest expense	4,142	2,182	6,324	(969)	1,416	447
Provision for credit losses	(677)	2,182	1,505	(1,128)	1,416	288
Merger and restructuring charges (4)	765	-	765	170	-	170
All other noninterest expense	291	-	291	176	-	176

Income (loss) before income taxes	3,763	-	3,763	(187)	-	(187)
Income tax expense (3)	792	-	792	49	-	49

Net income (loss)	$2,971	$-	$2,971	$(236)	$-	$(236)

Average Balance Sheet
Total loans and leases	$168,450	n/a	$168,450	$133,883	n/a	$133,883
Total deposits	109,890	n/a	109,890	113,219	n/a	113,219
Period-end Balance Sheet
Total loans and leases	$164,638	n/a	$164,638	$127,185	n/a	$127,185
Total deposits	94,708	n/a	94,708	101,486	n/a	101,486

(1)	Represents the provision for credit losses in All Other combined with the Global Card Services securitization offset.
(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis
(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

  n/a = not applicable

Global Card Services is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presents these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). See the Global Card Services section beginning on page 95 for information on the Global Card Services managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the securitization offset. For additional information, see Note 18 – Business Segment Information to the Consolidated Financial Statements.

In addition to the securitization offset discussed above, All Other includes our Equity Investments businesses, and Other.

Equity Investments includes Global Principal Investments, Corporate Investments and Strategic Investments. On January 1, 2009, Global Principal Investments added Merrill Lynch’s principal investments. The combined business is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund. In addition, Global Principal Investments has unfunded equity commitments related to some of these investments. For more information on these commitments, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. Global Principal Investments’ equity investments had a carrying value of $11.1 billion, including the carrying value of Merrill Lynch’s principal investments of $7.4 billion.

Corporate Investments primarily includes investments in publicly-traded debt and equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $16.8 billion in CCB, $2.5 billion in Banco Itaú, $2.2 billion in Grupo Financiero Santander, S.A. (Santander) and other investments. In January 2009, we sold 5.6 billion common shares of our 19.1 billion common share initial investment in CCB for $2.8 billion, reducing our ownership to 16.7 percent and resulting in a pre-tax gain of approximately $1.9 billion. The remaining initial investment of 13.5 billion common shares is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. The original shares became unrestricted in October 2008. During 2008, under the terms of the purchase option the Corporation increased its ownership by purchasing approximately 25.6 billion common shares, or $9.2 billion of CCB. These recently purchased shares are accounted for at cost, are recorded in other assets and are non-transferable until August 2011. The restricted shares of Banco Itaú are carried at fair value with an offset, net-of-tax, to accumulated OCI and are accounted for as AFS marketable equity securities. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

Other includes the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS 52 revaluation of foreign denominated debt issuances, fair value adjustments on certain structured notes, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments.

First Republic Bank (First Republic) results are also included in Other. First Republic, acquired as part of the Merrill Lynch acquisition, provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. First Republic is a stand alone bank that operates primarily on the west coast and in the Northeast and caters to high-end clientele.

Net income for the first quarter of 2009 compared to the same period for 2008 increased $3.2 billion to $3.0 billion driven by increases in total revenue which were partially offset by higher provision, noninterest expense and tax expense. Net interest income increased $412 million resulting largely from the reclassification to card income related to our funds transfer pricing for Global Card Services’ securitizations. This reclassification is performed to present our consolidated results on a held basis. In addition, net interest income benefited from the addition of First Republic in 2009. Noninterest income increased $5.5 billion to $5.7 billion driven by gains on sales of debt securities and increases in equity investment income and all other income.

The following table presents the components of All Other’s equity investment income and reconciliation to the total consolidated equity investment income, for the three months ended March 31, 2009 and 2008 and also All Other’s equity investments as of March 31, 2009 and 2008.

Components of Equity Investment Income
	Three Months Ended March 31

(Dollars in millions)	2009	2008

Global Principal Investments	$(466)	$12
Corporate Investments	(272)	32
Strategic and other investments	2,064	224

Total equity investment income included in All Other	1,326	268
Total equity investment income (loss) included in the business segments	(124)	786

Total consolidated equity investment income	$1,202	$1,054

Components of Equity Investments	March 31

	2009	2008

Global Principal Investments	$11,111	$4,428
Corporate Investments	2,279	4,272
Strategic and other investments	22,289	22,638

Total equity investments included in All Other	$35,679	$31,338

Equity investment income increased $1.1 billion primarily due to a $1.9 billion pre-tax gain on the sale of a portion of our CCB investment. This gain was partially offset by a loss of $466 million in Global Principal Investments as a result of lower valuations due to the current economic environment. Additionally the Corporate Investments portfolio experienced other-than-temporary impairment losses on AFS marketable equity securities of $326 million where we did not believe that the declines in value would be recoverable.

Gains on sales of debt securities increased $1.3 billion driven by sales of agency mortgage-backed securities. All other income increased $2.8 billion primarily due to a $2.2 billion fair value adjustment on Merrill Lynch structured notes caused by widening credit spreads during the first quarter of 2009.

Provision for credit losses increased $1.2 billion to $1.5 billion. This increase was primarily due to higher credit costs related to our ALM residential mortgage portfolio reflective of deterioration in the housing markets and the impacts of a weak economy. These factors were partially offset by the change in expected principal cash flows from the Countrywide discontinued real estate SOP 03-3 portfolio.

Merger and restructuring charges increased $595 million to $765 million during the first quarter of 2009 compared to the same period in 2008 due to the Merrill Lynch and Countrywide acquisitions. The Merrill Lynch acquisition was accounted for under the acquisition method of accounting in accordance with SFAS 141R which requires the expensing of acquisition-related transaction and restructuring costs which were previously recorded as an adjustment to goodwill. As a result, we recorded $513 million of merger and restructuring charges for the three months ended March 31, 2009 related to the Merrill Lynch acquisition, the majority of which related to severance and employee-related charges. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Off- Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 124. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or other debt or equity instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for us and our customers.

We have liquidity agreements, SBLCs or other arrangements with the SPEs, as described below, under which we are obligated to provide funding in the event of a market disruption or other specified event or otherwise provide credit support to the entities (hereinafter referred to as liquidity exposure). We also fund selected assets via derivative contracts with third-party SPEs under which we may be required to purchase the assets at par value or the third party SPE’s cost to acquire the assets. We manage our credit risk and any market risk on these arrangements by subjecting them to our normal underwriting and risk management processes. Our credit ratings and changes thereto may affect the borrowing cost and liquidity of these SPEs. In addition, significant changes in counterparty asset valuation and credit standing may also affect the ability of the SPEs to issue commercial paper. The contractual or notional amount of these commitments as presented in Table 8 represents our maximum possible funding obligation and is not, in management’s view, representative of expected losses or funding requirements.

The following table presents our liquidity exposure to unconsolidated SPEs, which include VIEs and QSPEs. VIEs are SPEs which lack sufficient equity at risk or whose equity investors do not have a controlling financial interest. QSPEs are SPEs whose activities are strictly limited to holding and servicing financial assets. Liquidity commitments to Corporation-sponsored VIEs and other VIEs in which the Corporation holds a variable interest are also disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Table 8
Off-Balance Sheet Special Purpose Entities Liquidity Exposure
	March 31, 2009
(Dollars in millions)	VIEs	QSPEs	Total

Commercial paper conduits:
Multi-seller conduits	$39,919	$-	$39,919
Asset acquisition conduits	1,312	-	1,312
Other corporate conduits	-	1,233	1,233
Home equity securitizations	-	12,791	12,791
Municipal bond trusts	3,591	8,904	12,495
Collateralized debt obligation vehicles (1)	8,112	-	8,112
Credit-linked note and other vehicles	2,946	-	2,946
Customer conduits	1,482	-	1,482
Credit card securitizations	-	946	946

Total liquidity exposure (2)	$57,362	$23,874	$81,236

	December 31, 2008
(Dollars in millions)	VIEs	QSPEs	Total

Commercial paper conduits:
Multi-seller conduits	$41,635	$-	$41,635
Asset acquisition conduits	2,622	-	2,622
Other corporate conduits	-	1,578	1,578
Home equity securitizations	-	13,064	13,064
Municipal bond trusts	3,872	2,921	6,793
Collateralized debt obligation vehicles (1)	542	-	542
Customer conduits	980	-	980
Credit card securitizations	-	946	946

Total liquidity exposure	$49,651	$18,509	$68,160

(1)

Includes CDO exposure before writedowns or insurance. For additional information on our super senior CDO exposures at March 31, 2009 and December 31, 2008 and related writedowns, see the CDO discussion beginning on page 106.

(2)

Merrill Lynch related exposures as of March 31, 2009 were: $8.1 billion in CDO vehicles, $6.6 billion in municipal bond trusts, $2.9 billion in credit-linked note and other vehicles and $568 million in customer conduits.

At March 31, 2009 the Corporation’s total liquidity exposure to SPEs was $81.2 billion, an increase of $13.1 billion from December 31, 2008. The increase was attributable to the addition of Merrill Lynch exposures, which increased our liquidity exposures in CDOs and municipal bond trusts.

Multi-Seller Conduits

We administer three unconsolidated multi-seller conduits which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At March 31, 2009 and December 31, 2008, the Corporation did not hold any commercial paper issued by the multi-seller conduits other than incidentally and in its role as a commercial paper dealer.

Asset Acquisition Conduits

We administer two unconsolidated commercial paper conduits which acquire assets on behalf of our customers and obtain funding through the issuance of commercial paper and subordinated certificates to third parties. Repayment of the commercial paper and certificates is assured by total return swap contracts between us and the conduits. We are reimbursed through total return swap contracts with our customers. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At March 31, 2009 and December 31, 2008, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer.

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

The Corporation held $70 million and $145 million of commercial paper issued by other corporate conduits in trading account assets at March 31, 2009 and December 31, 2008.

Home Equity Securitizations

We evaluate all of our home equity securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. As of March 31, 2009 and December 31, 2008, $12.8 billion and $13.1 billion of principal balances of the home equity securitization transactions’ outstanding trust certificates were in rapid amortization. As of March 31, 2009 and December 31, 2008, an additional $5.4 billion and $6.2 billion of principal balances of the outstanding trust certificates in our home equity securitization transactions are expected to enter rapid amortization during the next 24 months.

When home equity securitization transactions enter rapid amortization, principal collections on underlying loans are used to pay investor interests and the Corporation is responsible for funding additional borrower draws on the underlying lines of credit. As senior bondholders and monoline insurers have priority for repayment, the time period for which the Corporation’s advances are outstanding is longer and we may not receive reimbursement for all of the funds advanced to borrowers. While the available credit on securitized home equity lines of credit was approximately $1.9 billion at March 31, 2009, a maximum funding obligation attributable to rapid amortization cannot be calculated as the borrower has the ability to pay down and redraw balances. The amount in Table 8 equals the principal balance of the outstanding trust certificates that are subject to rapid amortization of $12.8 billion and $13.1 billion at March 31, 2009 and December 31, 2008. This amount is significantly higher than the amount we expect to fund. The charges we will ultimately record as a result of the rapid amortization events are dependent on the performance of the loans, the amount of subsequent draws, and the timing of related cash flows. At March 31, 2009 and December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $305 million and $345 million. For additional information on home equity securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

Municipal Bond Trusts

We administer municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third party investors. We may serve as remarketing agent and/or liquidity provider for the trusts. These trusts are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At March 31, 2009 and December 31, 2008, we held $1.5 billion and $688 million of floating rate certificates issued by the municipal bond trusts in trading account assets. This increase is attributable to the addition of municipal bond trusts for which Merrill Lynch is the remarketing agent and/or liquidity provider.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities which they fund by issuing multiple tranches of debt and equity securities. At March 31, 2009, we provided liquidity support in the form of unfunded lending commitments to certain synthetic CDOs. These commitments pertain to super senior securities which are the most senior class of securities issued by the CDOs and benefit from the subordination of all other securities issued by the CDOs. The lending commitments obligate us to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. The aggregate notional amount of super senior CDO securities subject to such derivative contracts was $2.6 billion. These commitments are included in the $4.7 billion notional amount of super senior CDO liquidity commitments as reported in our CDO exposure discussion beginning on page 105. This amount also includes $2.1 billion of liquidity exposure to non-SPE third parties which hold super senior cash positions on our behalf. Our net exposure to loss on these positions, after writedowns and insurance, was $512 million at March 31, 2009.

In connection with our trading activities, we also have derivative contracts with unconsolidated SPEs, principally CDO vehicles that hold CDO debt securities or other debt securities on our behalf. These derivatives are typically in the form of total return swaps which obligate us to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. The notional amount of these derivative contracts was $5.5 billion at March 31, 2009 and our exposure to loss, excluding counterparty risk, is insignificant. These derivatives are included in the $7.8 billion notional amount of derivative contracts through which we obtain funding from third party SPEs, discussed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

At December 31, 2008, we provided liquidity support of $542 million to certain CDO vehicles in the form of written put options, all of which were terminated during the first quarter of 2009. Our involvement with and exposure to CDOs are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

Credit-Linked Note and Other Vehicles

Credit-linked note and other vehicles are typically created on behalf of customers who wish to obtain credit exposure to a specific company or financial instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the specified return on the notes. These vehicles are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

The Corporation has entered into derivative contracts, typically total return swaps, with certain credit-linked note and other vehicles which obligate the Corporation to purchase securities held as collateral at the vehicle’s cost, typically as a result of ratings downgrades. These exposures were obtained in connection with the Merrill Lynch acquisition. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. At March 31, 2009, the notional amount of such derivative contracts with unconsolidated vehicles was $2.3 billion. This amount is included in the $7.8 billion notional amount of derivative contracts through which we obtain funding from unconsolidated SPEs, discussed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. We also have approximately $600 million of other liquidity commitments, including written put options and collateral value guarantees, with credit-linked note and other vehicles at March 31, 2009.

Customer Conduits

We provide liquidity facilities to conduits that are sponsored by our customers and which provide them with direct access to the commercial paper market. We are typically one of several liquidity providers for a customer’s conduit. We do not provide SBLCs or other forms of credit enhancement to these conduits. Assets of these conduits consist primarily of auto loans and student loans. The liquidity commitments benefit from structural protections which vary depending upon the program, but given these protections, the exposures are viewed to be of investment grade quality.

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

Credit Card Securitizations

During the second half of 2008, we entered into a liquidity support agreement related to our commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. If certain conditions set forth in the legal documents governing the trust are not met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates will be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest-bearing note and subsequent credit card receivable collections would be applied to the outstanding note balance. If any of the investor notes are still outstanding at the end of the extended maturity period, our liquidity commitment obligates us to purchase maturity notes in order to retire the investor notes. As a maturity note holder, we would be entitled to the remaining cash flows from the collateralizing credit card receivables. At March 31, 2009 and December 31, 2008, there were no maturity notes outstanding and we held $4.4 billion and $5.0 billion of investment grade securities issued by the trust due to illiquidity in the marketplace. These securities are classified as AFS debt securities on the Corporation’s Consolidated Balance Sheet. For more information on our credit card securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements. For more information on how our credit card securitizations impact our liquidity, see the Liquidity Risk and Capital Management discussion on page 123.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments. The increase in obligations and commitments at March 31, 2009 was due to the Merrill Lynch acquisition and is more fully discussed in Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. For additional information on obligations and commitments, see Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Fair Values of Level 3 Assets and Liabilities

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in SFAS 157. The Level 3 financial assets and liabilities include private equity investments, consumer MSRs, ABS, highly structured, complex or long-dated derivative contracts, structured notes and certain CDOs, for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model are not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

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

For example, at March 31, 2009, classified within Level 3 are $5.3 billion of trading account assets, $2.4 billion of AFS debt securities and $743 million of net derivative assets associated with our CDO exposure. Substantially all of these assets were acquired as a result of our liquidity obligations to certain CDOs and the acquisition of Merrill Lynch. For more information regarding our CDO exposure, the types of assets underlying these exposures (e.g., percentage of subprime assets and vintages) and related valuation techniques see our CDO exposure discussion beginning on page 105.

Consumer MSRs are also included in Level 3 assets as valuing these MSRs requires significant management judgment and estimation. The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted-average lives of the MSRs and the OAS levels. For more information on Level 3 MSRs and their sensitivity to prepayment rates and OAS levels, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements.

For additional information on our Level 1, 2 and 3 fair value measurements, including the valuation techniques utilized to determine their fair values, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s Annual Report on Form 10-K and Note 16 – Fair Value Disclosures to the Consolidated Financial Statements and Complex Accounting Estimates beginning on page 172.

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

The table below presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009, including realized and unrealized gains (losses) included in earnings and OCI. Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $126.9 billion as of March 31, 2009 and represented approximately 17 percent of assets measured at fair value (or five percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $45.6 billion as of March 31, 2009 and represented approximately 22 percent of the liabilities measured at fair value (or two percent of total liabilities). See Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for a table that presents the fair value of Level 1, 2 and 3 assets and liabilities at March 31, 2009.

Level 3 – Fair Value Measurements
	Three Months Ended March 31, 2009
(Dollars in millions)	Balance January 1, 2009	Merrill Lynch Acquisition	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers in to (out of) Level 3	Balance March 31, 2009
Trading account assets	$7,318	$18,184	$(850)	$-	$692	$3,009	$28,353
Net derivative assets (1)	2,270	2,307	3,868	-	(1,411)	382	7,416
AFS debt securities	18,702	2,509	(161)	530	884	(189)	22,275
Loans and leases (2)	5,413	2,452	(1,015)	-	105	-	6,955
Mortgage servicing rights	12,733	209	1,098	-	56	-	14,096
Loans held-for-sale (2)	3,382	3,872	(136)	-	244	-	7,362
Other assets (3)	3,572	2,696	(262)	-	49	-	6,055
Trading account liabilities	-	-	-	-	18	(344)	(326)
Long-term debt (2)	-	(7,481)	(492)	-	(421)	327	(8,067)
Accrued expenses and other liabilities (2)	(1,940)	(1,337)	518	-	(24)	-	(2,783)

(1)

Net derivatives at March 31, 2009 included derivative assets of $41.8 billion and derivative liabilities of $34.4 billion. Net derivatives acquired in connection with the acquisition of Merrill Lynch on January 1, 2009 included derivative assets of $37.3 billion and derivative liabilities of $35.0 billion.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets is primarily comprised of AFS equity securities and equity investments.

Merrill Lynch Acquisition

The Merrill Lynch acquisition on January 1, 2009 added trading account assets of $18.2 billion, long-term debt of $7.5 billion, loans held-for-sale of $3.9 billion, other assets of $2.7 billion, AFS debt securities of $2.5 billion, loans and leases of $2.5 billion, net derivative assets of $2.3 billion, accrued expenses and other liabilities of $1.3 billion and consumer MSRs of $209 million to our Level 3 assets and liabilities. Activity subsequent to January 1, 2009 has been included in the reconciling items in the table above.

Included in Earnings and Other Comprehensive Income

During the three months ended March 31, 2009, we recognized gains of $2.6 billion on Level 3 assets and liabilities which were primarily related to gains on net derivatives and consumer MSRs partially offset by losses on loans and leases, and trading account assets. The gains in net derivatives were driven by positive valuation adjustments on our IRLCs and gains recognized on hedges of our Level 3 trading account assets. The gains on consumer MSRs were due to an increase in forward interest rates which resulted in a decrease in expected prepayments causing an increase in the value of our consumer MSRs. The losses in loans and leases were the result of unfavorable market conditions. The losses in our trading account assets were due to market conditions for certain mortgage and corporate credit products. We also recorded unrealized gains of $530 million (pre-tax) through OCI during the three months ended March 31, 2009.

Level 3 financial instruments, such as our consumer MSRs, may be economically hedged with derivatives not classified as Level 3; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. Gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources.

Purchases, Issuances and Settlements

During the three months ended March 31, 2009, we had net settlements in Level 3 net derivatives of $1.4 billion, net purchases in Level 3 trading account assets of $692 million, net purchases of loans and leases of $105 million and net purchases of AFS debt securities of $884 million. The net settlements in derivatives resulted primarily from our IRLCs due to increased volume of funded loans during the three months ended March 31, 2009. The net purchases of trading account assets primarily resulted from the purchase of ARS pursuant to our agreements to purchase certain ARS from our customers, partially offset by the transfer of existing ARS from trading account assets to securities driving the increase in AFS debt securities. We transferred these securities as part of our reallocation of risk in connection with the acquisition of Merrill Lynch. We intend to hold these ARS for the foreseeable future. The net purchases of loans and leases were due to increased volume in commercial loans.

Transfers into or out of Level 3

A review of fair value hierarchy classifications is conducted on a quarterly basis. Transfers into or out of Level 3 are made if the inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are effective as of the beginning of the quarter, therefore the table above considers any gains or losses occurring on these assets and liabilities during each quarter that they are classified as Level 3.

During the three months ended March 31, 2009, several transfers were made into or out of Level 3. Trading account assets of $3.0 billion were transferred into Level 3, including certain bond positions and ABS. These assets were transferred due to a lack of liquidity in the marketplace. In light of the illiquidity, we implemented a change to our valuation approach for these instruments, basing the valuation on assumptions about the weighted-average life of the security, estimated future coupons to be paid and spreads observed in pricing of similar instruments.

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

For a more detailed discussion of our risk management activities, see pages 48 through 86 of the MD&A of the Corporation’s 2008 Annual Report on Form 10-K.

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use our planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section on page 171 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Liquidity Risk and Capital Management

Liquidity Risk

We define liquidity risk as the potential inability to meet contractual and contingent financial obligations, on- or off- balance sheet, as they come due. Our primary liquidity objective is to ensure adequate funding through market cycles and periods of financial stress. We maintain diverse sources of funding, including a stable customer deposit base and a range of secured and unsecured borrowings across maturities, interest rate characteristics, currencies and investor profiles.

Our liquidity risk management activities are centralized within Corporate Treasury. We believe that a global centralized approach to funding and liquidity enhances the monitoring of liquidity requirements, maximizes our access to funding sources, minimizes borrowing costs, and facilitates timely responses to liquidity events. Through ALCO, the Finance Committee is responsible for establishing our liquidity policy and approving operating and contingency procedures. Corporate Treasury, in turn, plans and executes our funding activities and liquidity risk management.

Corporate Treasury monitors liquidity sources and uses, forecasts cash flows, performs scenario analysis and stress testing, and sets and monitors liquidity limits. Corporate Treasury works with our lines of business to limit liquidity risk exposures and reviews liquidity risk associated with products and business strategies. This includes liquidity risks that can arise from asset-liability mismatches, deposit run-off, credit sensitive funding, reductions in secured financing, commitments and contingencies. Corporate Treasury reviews liquidity risk with other independent risk and control groups.

We focus on our legal entity structure in managing liquidity risk across the parent company and our bank, broker-dealer and other subsidiaries including international entities. We evaluate regulatory, tax and other considerations that may limit the transfer and availability of liquidity between legal entities.

We maintain excess liquidity at our parent company to cover contractual obligations. Our primary metric is “Time to Required Funding”. This represents the number of months that parent company liquidity can continue to fund contractual obligations without any access to new unsecured debt funding. Included in the parent company contractual obligations are the repayment of principal and interest on unsecured debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., estimates of parent company operating expenses and other contractual commitments. As of March 31, 2009, “Time to Required Funding” was 27 months compared to 23 months at December 31, 2008. This was within the target range of 21 to 27 months established by ALCO.

We also consider the loan to domestic deposit ratio in monitoring the stability of our funding composition and to assess liquidity requirements at our bank subsidiaries. This ratio reflects the percent of loans and leases that are funded by domestic deposits, a stable funding source. A ratio of 100 percent indicates that the loan portfolio is completely funded by domestic core deposits. Any amount above 100 percent represents the amount of the loan portfolio that is supported by other funding sources. The ratio was 112 percent at March 31, 2009 compared to 118 percent at December 31, 2008.

We maintain contingency funding plans that outline our responses to liquidity stress events of various levels of severity. These plans include the funding action steps, potential funding strategies and communication procedures that we will implement in the event of stressed liquidity conditions. We periodically review and test the contingency funding plans to achieve ongoing validity and readiness. In addition, we retain access to contingency funding through the Federal Reserve discount window and the Federal Home Loan Banks by ensuring a pool of eligible unencumbered loan collateral is available for pledging.

Market Conditions

The financial market disruptions that began in 2007 continued to impact the economy and financial services industry during the first quarter of 2009. Unsecured funding markets remain stressed and non-government guaranteed issuances by financial services firms were limited.

In response to these market conditions we have taken several steps to maintain and enhance liquidity. During the three months ended March 31, 2009, our cash and cash equivalents increased to $173.5 billion, up $140.6 billion from December 31, 2008. Our primary banking subsidiary, Bank of America, N.A., continues to maintain historically high levels of cash with the Federal Reserve each day.

The U.S. government and regulatory agencies have introduced various programs to stabilize and provide liquidity to the U.S. financial markets. We continue to participate in certain initiatives. The FDIC’s TLGP allows us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. During the first quarter of 2009 we issued $21.9 billion of FDIC-guaranteed senior unsecured long-term debt, which represented nearly all our long-term unsecured issuance in the period. The associated FDIC fee for this issuance was $554 million. Under TLGP, our debt receives the highest long-term ratings from the major credit rating agencies, which at current market levels results in a lower total cost of issuance than if we issued non-FDIC guaranteed long-term debt.

For further information regarding the U.S. government and regulatory agency programs see Regulatory Initiatives beginning on page 14 of the Corporation’s 2008 Annual Report on Form 10-K.

In addition, starting late in the third quarter of 2008 and continuing into the first quarter of 2009, liquidity for asset-backed securitizations became disrupted and spreads have risen to historic highs, negatively impacting our credit card securitization programs. If these conditions persist it could adversely affect our ability to access these markets at favorable terms in the future. Approximately $25.9 billion of debt issued through our U.S. credit card securitizations trust will mature in the upcoming 12 months. The U.S. credit card securitization trust had approximately $93.2 billion and $88.6 billion in outstanding securitized loans at March 31, 2009 and December 31, 2008 and the trust excess spreads were 5.80 percent and 5.64 percent. If the 3-month average excess spread declines below 4.50 percent, the residual excess cash flows that are typically returned to the Corporation will be held by a trustee up to certain levels as additional credit enhancements to the investors. If the excess spread were to decline to zero percent, the trust would enter into early amortization, repayment of the debt issued through our credit card securitizations would be accelerated and the Corporation would have to fund all future credit card loan advances on-balance sheet. This could adversely impact the Corporation’s liquidity and capital.

As specifically permitted by the terms of the transaction documents, and in an effort to address the recent decline in the excess spread due to the performance of the underlying credit card receivables in the U.S. credit card securitization trust, an additional subordinated security totaling approximately $7.8 billion was issued by the trust to the Corporation in the first quarter of 2009. This security provides additional credit enhancement to the trust and its investors. In addition, as set forth in transaction documents, the Corporation allocated a percentage of new receivables into the trust that, when collected, will be applied to finance charges, which is expected to increase the yield in the trust. For regulatory capital purposes these actions represent support for the trusts and resulted in an increase to our Tier 1 risk-weighted assets of approximately $72 billion or four percent at March 31, 2009. These actions did not have a significant impact on the Corporation’s results of operations.

Credit Ratings

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain long-term transactions, including over the counter derivatives.

The rating agencies have noted that our credit ratings currently reflect significant support from the U.S. government. Other factors that influence our credit ratings include rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, and our capital position and capital management practices.

The credit ratings of Merrill Lynch & Co., Inc. from the three major credit rating agencies are the same as those of Bank of America Corporation, and the major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings.

On March 3, 2009, Standard & Poor’s downgraded Bank of America Corporation’s senior long-term debt rating from A+ to A and those of its major banking subsidiaries to A+ from AA-. On March 25, 2009, Moody’s Investors Service downgraded Bank of America Corporation’s senior long-term debt rating to A2 from A1 and that of Bank of America, N.A. to Aa3 from Aa2. All three major rating agencies also downgraded Bank of America Corporation’s preferred stock and trust preferred securities during the first quarter of 2009. On May 4, 2009, Standard & Poor’s placed Bank of America Corporation’s ratings on Credit Watch with negative implications and further downgraded its preferred stock rating to B.

A further reduction in these ratings or the ratings of other asset-backed securitizations could have an adverse effect on our access to credit markets and the related cost of funds. If Bank of America Corporation or Bank of America, N.A. commercial paper or short-term credit rating was downgraded by one level, our incremental cost of funds and potential lost funding may be material.

The credit ratings of Bank of America Corporation and Bank of America, N.A. as of May 7, 2009 are reflected in the table below.

Table 10
Credit Ratings

	Bank of America Corporation				Bank of America, N.A.		Outlook for Long-term Debt Ratings
	Commercial Paper	Senior Debt	Subordinated Debt	Preferred Stock	Short-term Borrowings	Long-term Debt
Moody’s Investors Service	P-1	A2	A3	B3	P-1	Aa3	Stable

Standard & Poor’s	A-1	A	A-	B	A-1	A+	Credit Watch Negative

Fitch Ratings	F1+	A+	A	BB	F1+	A+	Stable

Regulatory Capital

At March 31, 2009, the Corporation operated its banking activities primarily under three charters: Bank of America, N.A., FIA Card Services, N.A. and Countrywide Bank, FSB. In addition, with the acquisition of Merrill Lynch on January 1, 2009, we acquired Merrill Lynch Bank USA and Merrill Lynch Bank & Trust Co., FSB. Effective April 27, 2009, Countrywide Bank, FSB converted to a national bank with the name Countrywide Bank, N.A. and immediately thereafter merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 Leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 Leverage ratio of three percent. National banks must maintain a Tier 1 Leverage ratio of at least five percent to be classified as “well-capitalized.” At March 31, 2009, the Corporation’s Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 10.09 percent, 14.03 percent, and 7.07 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.

Certain corporate sponsored trust companies which issue trust preferred securities (Trust Securities) are not consolidated pursuant to FIN 46R. In accordance with FRB guidance, the FRB allows Trust Securities to qualify as Tier 1 Capital with revised quantitative limits that will be effective on March 31, 2011. As a result, we include Trust Securities in Tier 1 Capital. Such limits restricted core capital elements to 15 percent of total core capital elements for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At March 31, 2009, the Corporation’s restricted core capital elements comprised 11 percent of total core capital elements.

Table 11
Regulatory Capital

	March 31, 2009			December 31, 2008
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount

Risk-based capital

Tier 1

Bank of America Corporation	10.09%	$171,061	$67,808	9.15%	$120,814	$52,833

Bank of America, N.A.	8.77	90,437	41,270	8.51	88,979	41,818

FIA Card Services, N.A.	11.60	24,177	8,338	13.90	19,573	5,632

Countrywide Bank, FSB (2)	10.52	9,258	3,521	9.03	7,602	3,369
Total

Bank of America Corporation	14.03	237,905	135,615	13.00	171,661	105,666

Bank of America, N.A.	12.28	126,714	82,540	11.71	122,392	83,635

FIA Card Services, N.A.	13.48	28,108	16,675	16.25	22,875	11,264

Countrywide Bank, FSB (2)	11.79	10,377	7,043	10.28	8,662	6,738

Tier 1 Leverage

Bank of America Corporation	7.07	171,061	72,551	6.44	120,814	56,155

Bank of America, N.A.	6.26	90,437	43,311	5.94	88,979	44,944

FIA Card Services, N.A.	17.69	24,177	4,101	14.28	19,573	4,113

Countrywide Bank, FSB (2)	8.12	9,258	3,419	6.64	7,602	3,437

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
(2)

Effective April 27, 2009, Countrywide Bank, FSB converted to a national bank with the name Countrywide Bank, N.A. and immediately thereafter merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

Table 12 reconciles the Corporation’s total shareholders’ equity to Tier 1 and Total Capital as defined by the regulations issued by the FRB, the FDIC, the OCC and the OTS at March 31, 2009 and December 31, 2008.

Table 12 Reconciliation of Tier 1 and Total Capital

(Dollars in millions)	March 31 2009	December 31 2008

Tier 1 Capital

Total shareholders’ equity	$239,549	$177,052

Goodwill	(86,910)	(81,934)

Nonqualifying intangible assets (1)	(9,544)	(4,195)

Effect of net unrealized losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	5,950	5,479

Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	4,579	4,642

Trust securities	19,721	18,105

Exclusion of fair value adjustment related to the Merrill Lynch structured notes (2)	(1,449)	-

Other	(835)	1,665
Total Tier 1 Capital	171,061	120,814

Long-term debt qualifying as Tier 2 Capital	42,377	31,312

Allowance for loan and lease losses	29,048	23,071

Reserve for unfunded lending commitments	1,357	421

Other (3)	(5,938)	(3,957)
Total Capital	$237,905	$171,661
(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships, customer relationships and other intangibles.
(2)	Represents gain on Merrill Lynch structured notes, net-of-tax, that is excluded from Tier 1 and Total Capital for regulatory purposes.
(3)	At March 31, 2009 and December 31, 2008, includes 45 percent of the pre-tax fair value adjustment of $2.6 billion and $3.5 billion related to the Corporation’s stock investment in CCB.

Our Tier 1 Common Capital as a percentage of risk-weighted assets decreased to 4.49 percent at March 31, 2009 compared to 4.80 percent at December 31, 2008 primarily due to an increase of $375.0 billion in risk-weighted assets due to the Merrill Lynch acquisition. These items were partially offset by the issuance of $20.5 billion of common stock in connection with the Merrill Lynch acquisition.

Our tangible common equity ratio increased to 3.13 percent at March 31, 2009 as compared to 2.93 percent at December 31, 2008 due to the $20.5 billion issuance of common stock in the Merrill Lynch acquisition partially offset by the addition of $5.0 billion and $5.7 billion in Merrill Lynch goodwill and intangible assets. In addition the $2.2 billion pre-tax gain on certain Merrill Lynch structured notes accounted for six bps of the increase in the tangible common equity ratio during the three months ended March 31, 2009 while not impacting the Tier 1, Total and Tier 1 Leverage ratio. Unlike the Tier 1 Capital ratio, the tangible common equity ratio is subject to fluctuations in OCI. Adjusting for AFS debt securities on positions that are fully expected to return to par and the inclusion of the fair value adjustment on the restricted shares on our CCB investment, the ratio would improve by 37 bps, to 3.50 percent, at March 31, 2009. For more detail on the calculation of the tangible common equity ratio, see Supplemental Financial Data beginning on page 87.

Common Share Issuances and Repurchases

In January 2009, the Corporation issued common stock in connection with its acquisition of Merrill Lynch and warrants to purchase common stock in connection with preferred stock issuances to the U.S. government. For additional information regarding the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

We may repurchase shares, subject to certain restrictions including those imposed by the U.S. government in connection with its preferred stock investments in the Corporation, from time to time, in the open market or in private transactions through our approved repurchase programs. For the three months ended March 31, 2009, the Corporation did not repurchase any shares of common stock and issued 1.4 billion shares of common stock in connection with the Merrill Lynch acquisition. In addition, we issued 8 million shares under employee stock plans. For more information regarding our common share issuances, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements and for more information on restrictions on repurchases see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Common Stock Dividends

On January 16, 2009, we declared a regular quarterly cash dividend on common stock of $0.01 per share, which was paid on March 27, 2009 to common shareholders of record on March 6, 2009. On April 29, 2009, we declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on June 26, 2009 to common shareholders of record on June 5, 2009. The following table is a summary of our regular quarterly cash dividends on common stock as of May 7, 2009. The declaration of common stock dividends is subject to restrictions that are described in detail in Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Table 13

Common Stock Dividend Summary

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 29, 2009	June 5, 2009	June 26, 2009	$0.01
January 16, 2009	March 6, 2009	March 27, 2009	0.01

Preferred Stock Issuances

In January 2009, in connection with the Merrill Lynch acquisition, the Corporation issued 400 thousand shares of Series Q Preferred Stock and related warrants for $10.0 billion in connection with the TARP Capital Purchase Program. Of the $10.0 billion in cash proceeds from the issuance of Series Q Preferred stock, $9.0 billion was allocated to preferred stock and $1.0 billion to the warrants on a relative fair value basis. Also in January 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of 800 thousand shares of Series R Preferred Stock and related warrants for $20.0 billion. Of the $20.0 billion in cash proceeds from the issuance of Series R Preferred stock, $17.8 billion was allocated to preferred stock and $2.2 billion to the warrants on a relative fair value basis. The discount on the Series Q and R Preferred Stock will be accreted and recognized in retained earnings as a non-cash dividend which impacts diluted EPS, with a corresponding increase in the carry value of the preferred stock, over a period of five years and 10 years, respectively. For fair valuing of the stock warrants the Corporation utilized a Black-Scholes option model.

On January 1, 2009, as part of the acquisition of Merrill Lynch, the Corporation exchanged $8.6 billion of Merrill Lynch preferred stock for Bank of America preferred stock with substantially similar terms. For additional information on the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements and for more information on the issuance of preferred stock, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements. Under the TARP, dividend payments on, and repurchases of, our outstanding preferred stock are subject to certain restrictions. For more information on these restrictions, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Preferred Stock Dividends

The following table is a summary of our cash dividends on preferred stock as of May 7, 2009.

Table 14

Preferred Stock Cash Dividend Summary

Preferred Stock	Notional Amount (in millions)	Declaration Date		Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share

Series B (1)	$1	April 29, 2009		July 10, 2009	July 24, 2009	7.00%	$1.75
		January 16, 2009		April 10, 2009	April 24, 2009	7.00	1.75

Series D (2)	$825	April 3, 2009		May 29, 2009	June 15, 2009	6.204%	$0.38775
		January 5, 2009		February 27, 2009	March 16, 2009	6.204	0.38775

Series E (2)	$2,025	April 3, 2009		April 30, 2009	May 15, 2009	Floating	$0.24722
		January 5, 2009		January 30, 2009	February 17, 2009	Floating	0.25556

Series H (2)	$2,925	April 3, 2009		April 15, 2009	May 1, 2009	8.20%	$0.51250
		January 5, 2009		January 15, 2009	February 2, 2009	8.20	0.51250

Series I (2)	$550	April 3, 2009		June 15, 2009	July 1, 2009	6.625%	$0.41406
		January 5, 2009		March 15, 2009	April 1, 2009	6.625	0.41406

Series J (2)	$1,035	April 3, 2009		April 15, 2009	May 1, 2009	7.25%	$0.45312
		January 5, 2009		January 15, 2009	February 2, 2009	7.25	0.45312

Series K (3, 4)	$6,000	January 5, 2009		January 15, 2009	January 30, 2009	Fixed-to-Floating	$40.00

Series L	$6,900	March 17, 2009		April 1, 2009	April 30, 2009	7.25%	$18.125
		December 17, 2008		January 1, 2009	January 30, 2009	7.25	18.125

Series M (3,4)	$4,000	April 3, 2009		April 30, 2009	May 15, 2009	Fixed-to-Floating	$40.625

Series N (1)	$15,000	April 3, 2009		April 30, 2009	May 15, 2009	5.00%	$312.50
		January 5, 2009	(5)	January 31, 2009	February 17, 2009	5.00	371.53

Series Q (1)	$10,000	April 3, 2009		April 30, 2009	May 15, 2009	5.00%	$312.50
		January 21, 2009	(5)	January 31, 2009	February 17, 2009	5.00	125.00

Series R (1)	$20,000	April 3, 2009		April 30, 2009	May 15, 2009	8.00%	$500.00
		January 21, 2009	(5)	January 31, 2009	February 17, 2009	8.00	161.11

Merrill Lynch (MC) (6)	$1,200	April 3, 2009		May 15, 2009	May 28, 2009	9.00%	$2,250.00
Series 2		January 21, 2009		February 15, 2009	March 2, 2009	9.00	2,250.00

Merrill Lynch (MC) (6)	$500	April 3, 2009		May 15, 2009	May 28, 2009	9.00%	$2,250.00
Series 3		January 21, 2009		February 15, 2009	March 2, 2009	9.00	2,250.00

Merrill Lynch (7)	$630	April 3, 2009		May 15, 2009	May 28, 2009	Floating	$0.18542
Series 1		January 5, 2009		February 15, 2009	February 27, 2009	Floating	0.19167

Merrill Lynch (7)	$1,110	April 3, 2009		May 15, 2009	May 28, 2009	Floating	$0.18542
Series 2		January 5, 2009		February 15, 2009	February 27, 2009	Floating	0.19167

Merrill Lynch (7)	$810	April 3, 2009		May 15, 2009	May 28, 2009	6.375%	$0.39843
Series 3		January 5, 2009		February 15, 2009	March 2, 2009	6.375	0.39843

Merrill Lynch (7)	$600	April 3, 2009		May 15, 2009	May 28, 2009	Floating	$0.24722
Series 4		January 5, 2009		February 15, 2009	February 27, 2009	Floating	0.25556

Merrill Lynch (7)	$1,500	April 3, 2009		May 1, 2009	May 21, 2009	Floating	$0.24722
Series 5		January 5, 2009		February 1, 2009	February 23, 2009	Floating	0.25556

Merrill Lynch (8)	$65	April 3, 2009		June 15, 2009	June 30, 2009	6.70%	$0.41875
Series 6		January 5, 2009		March 15, 2009	March 30, 2009	6.70	0.41875

Merrill Lynch (8)	$50	April 3, 2009		June 15, 2009	June 30, 2009	6.25%	$0.39062
Series 7		January 5, 2009		March 15, 2009	March 30, 2009	6.25	0.39062

Merrill Lynch (7)	$2,673	April 3, 2009		May 15, 2009	May 28, 2009	8.625%	$0.53906
Series 8		January 5, 2009		February 15, 2009	March 2, 2009	8.625	0.53906

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depository share, each representing 1/25th interest in a share of preferred stock.

(5)	Initial dividends

(6)	Represents preferred stock of Merrill Lynch which is mandatory convertible on October 15, 2010, but optionally convertible prior to that date.

(7)	Dividends per depositary share, each representing a 1/1200th interest in a share of preferred stock.

(8)	Dividends per depository share, each representing 1/40th interest in a share of preferred stock.

Declaration of preferred stock dividends results in a decrease in net income available to common shareholders in the quarter such dividends are declared. Preferred stock dividends may be declared from time to time by the Board (or a designated committee of the Board). The terms of the outstanding series of preferred stock provide for dividends on a quarterly or semi-annual basis should the Board declare any such dividends. During the first quarter of 2009, the aggregate dividends on preferred stock declared were $1.0 billion, including $145 million related to preferred stock exchanged or remaining outstanding as part of the Merrill Lynch acquisition. The Corporation estimates that the potential aggregate dividends in the second quarter of 2009, subject to the Board’s future declaration and assuming no conversion of convertible shares, are $1.3 billion. For additional information on our preferred stock, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Credit Risk Management

The economic recession accelerated in late 2008 and continued to deepen in the first quarter of 2009 with unemployment and underemployment continuing to rise. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of our portfolios remain unclear. However, we expect continued market turbulence and economic uncertainty to continue throughout 2009. For more information regarding the Credit Risk Management, please refer to Credit Risk Management discussion beginning on page 55 in the MD&A of the Corporation’s 2008 Annual Report on Form 10-K.

We continue to refine our credit standards to meet the changing economic environment. In our consumer businesses we have implemented a number of initiatives to mitigate losses. These include increased use of judgmental lending and adjustment of underwriting and account and line management standards and strategies, including reducing unfunded lines where appropriate. Additionally, we have increased collections, loan modification and customer assistance infrastructures to enhance customer support. To help homeowners avoid foreclosure, we modified approximately 119,000 home loans during the first quarter of 2009, compared to 230,000 for all of 2008. The majority of these home retention solutions were extended as part of a broader initiative to offer modifications for approximately $100 billion in mortgage financing for up to 630,000 borrowers over the next several years.

To mitigate losses in the commercial businesses, we have increased the frequency and intensity of portfolio monitoring, hedging activity and our efforts in managing the exposure when we begin to see signs of deterioration. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. It is our practice to transfer the management of deteriorating commercial exposures to independent Special Asset officers as a credit approaches criticized levels. Our experience has shown that this discipline generates an objective assessment of the borrower’s financial health and the value of our exposure and maximizes our recovery upon resolution. As part of our underwriting process we have increased scrutiny around stress analysis and required pricing and structure to reflect current market dynamics. Given the volatility of the financial markets, we increased the frequency of various tests designed to understand what the volatility could mean to our underlying credit risk. Given the single name risk associated with the problems in the financial markets, we used a real-time counterparty event management process to monitor key counterparties.

Additionally, we account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed our single name credit risk concentration guidelines at fair value in accordance with SFAS 159. These loans and loan commitments are then actively managed and hedged, principally by purchasing credit default protection. By including the credit risk of the borrower in the fair value adjustments, any credit deterioration or improvement is recorded in other income immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in these nonperforming or impaired loans and unfunded commitments. See the Commercial Loans Measured at Fair Value section on page 149 for more information on the performance of these loans and loan commitments and see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on our SFAS 159 elections.

A number of initiatives have also been implemented in our small business commercial – domestic portfolio including changes to underwriting thresholds, augmented by a judgmental decision making process by experienced underwriters including increasing minimum FICO scores and lowering initial line assignments. We have also decreased credit lines on higher risk customers in higher risk states and industries.

On January 1, 2009, the Corporation acquired Merrill Lynch which contributed to both our consumer and commercial loans and commitments. Acquired consumer loans consist of residential mortgages, home equity loans and lines of credit and direct/indirect loans (principally securities-based lending margin loans). Commercial exposures were comprised of both investment and non-investment grade loans and include exposures to CMBS, monolines and leveraged finance. Consistent with other acquisitions, we are incorporating the acquired assets into our overall credit risk management processes and have enhanced disclosures where appropriate.

Consumer Portfolio Credit Risk Management

For information on our consumer credit risk management practices as well as our accounting policies regarding delinquencies, nonperforming status and charge-offs for the consumer portfolio, see Consumer Portfolio Credit Risk Management beginning on page 56 of the MD&A as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements, of the Corporation’s 2008 Annual Report on Form 10-K.

Consumer Credit Portfolio

Overall, consumer credit quality indicators deteriorated during the three months ended March 31, 2009 as our customers were negatively impacted by the weak economy. Continued weakness in the housing markets, rising unemployment and underemployment, and tighter credit conditions resulted in rising credit risk across all our consumer portfolios.

Table 15 presents our consumer loans and leases and our managed credit card portfolio, and related credit quality information. Loans that were acquired from Countrywide that were considered impaired were written down to fair value at acquisition in accordance with SOP 03-3. In addition to being included in the “Outstandings” column below, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “Countrywide SOP 03-3 Portfolio” column. The impact of the Countrywide portfolio on certain credit statistics are reported where appropriate. Refer to the SOP 03-3 discussion beginning on page 136 for more information.

Loans that were acquired from Merrill Lynch were written down to fair value along with those that were considered impaired in accordance with SOP 03-3. The portion of the acquired Merrill Lynch consumer portfolio accounted for under SOP 03-3 did not materially alter the reported credit quality statistics of the consumer portfolios and is therefore excluded from the “Countrywide SOP 03-3 Portfolio” column and discussion that follows. In addition, the nonperforming loans and delinquency statistics presented below include the Merrill Lynch SOP 03-3 portfolio based on the customer’s performance under the contractual terms of the loan even though the portfolio is accounted for under SOP 03-3. At March 31, 2009, Merrill Lynch added $41.1 billion of consumer loans to the outstanding portfolio, of which $2.2 billion of residential mortgage and $153 million of home equity loans were accounted for under SOP 03-3. There were no reported net charge-offs during the three months ended March 31, 2009 on these loans as the initial fair value at acquisition date would have already considered the estimated credit losses on these loans.

Table 15

Consumer Loans and Leases

	Outstandings		Nonperforming (1, 2, 3)		Accruing Past Due 90 Days or More (3, 4)		Countrywide SOP 03-3 Portfolio (5)
(Dollars in millions)	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008

Held basis
Residential mortgage (6)	$261,583	$248,063	$10,807	$7,044	$411	$372	$9,946	$10,013
Home equity	157,645	152,483	3,598	2,670	-	-	13,891	14,099
Discontinued real estate (7)	19,000	19,981	178	77	-	-	16,778	18,097
Credit card – domestic	51,309	64,128	n/a	n/a	2,425	2,197	n/a	n/a
Credit card – foreign	16,651	17,146	n/a	n/a	391	368	n/a	n/a
Direct/Indirect consumer (8)	99,696	83,436	29	26	1,699	1,370	n/a	n/a
Other consumer (9)	3,297	3,442	91	91	3	4	n/a	n/a

Total held	$609,181	$588,679	$14,703	$9,908	$4,929	$4,311	$40,615	$42,209

Supplemental managed basis data
Credit card – domestic	$145,946	$154,151	n/a	n/a	$6,120	$5,033	n/a	n/a
Credit card – foreign	27,406	28,083	n/a	n/a	802	717	n/a	n/a

Total credit card – managed	$173,352	$182,234	n/a	n/a	$6,922	$5,750	n/a	n/a

(1)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming held consumer loans and leases as a percentage of outstanding consumer loans and leases were 2.41 percent (2.59 percent excluding the Countrywide SOP 03-3 portfolio) and 1.68 percent (1.81 percent excluding the Countrywide SOP 03-3 portfolio) at March 31, 2009 and December 31, 2008.

(3)

Balances do not include Countrywide loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)

Accruing held consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.81 percent (0.87 percent excluding the Countrywide SOP 03-3 portfolio) and 0.73 percent (0.79 percent excluding the Countrywide SOP 03-3 portfolio) at March 31, 2009 and December 31, 2008.

(5)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. These amounts are included in the Outstandings column in this table.

(6)	Includes foreign residential mortgages of $651 million at March 31, 2009. We did not have any foreign residential mortgage loans at December 31, 2008.
(7)	Discontinued real estate includes pay option loans and subprime loans obtained in connection with the acquisition of Countrywide. The Corporation no longer originates these products.
(8)	Outstandings include foreign consumer loans of $7.5 billion and $1.8 billion at March 31, 2009 and December 31, 2008.
(9)	Outstandings include consumer finance loans of $2.5 billion and $2.6 billion, and other foreign consumer loans of $618 million and $618 million at March 31, 2009 and December 31, 2008.

n/a = not applicable

Table 16 presents net charge-offs and related ratios for our consumer loans and leases and net losses and related ratios for our managed credit card portfolio for the three months ended March 31, 2009 and 2008. The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate benefit from the addition of the Countrywide SOP 03-3 portfolio as the initial fair value adjustments recorded on those loans at acquisition would have already included the estimated credit losses. The reported net charge-offs for residential mortgage do not include the benefits of amounts reimbursable under cash collateralized synthetic securitizations. Adjusting for the benefit of this credit protection, the residential mortgage net charge-off ratio for the three months ended March 31, 2009 would have been reduced by 25 bps.

Table 16

Consumer Net Charge-offs/Net Losses and Related Ratios

	Net Charge-offs/Losses		Net Charge-off/Loss Ratios (1, 2)
	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2009	2008	2009	2008
Held basis
Residential mortgage	$785	$66	1.20%	0.10%
Home equity	1,681	496	4.30	1.71
Discontinued real estate	15	n/a	0.31	n/a
Credit card – domestic	1,426	847	9.81	5.39
Credit card – foreign	186	109	4.48	2.87
Direct/Indirect consumer	1,249	555	5.03	2.84
Other consumer	97	86	11.67	8.61
Total held	$5,439	$2,159	3.54	1.58
Supplemental managed basis data
Credit card – domestic	$3,421	$2,068	9.20	5.48
Credit card – foreign	373	304	5.47	3.84
Total credit card – managed	$3,794	$2,372	8.62	5.19

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(2)

Net charge-off ratios excluding the Countrywide SOP 03-3 portfolio were 1.25 percent for residential mortgage, 4.71 percent for home equity, 3.15 percent for discontinued real estate and 3.79 percent for the total held portfolio for the three months ended March 31, 2009. These are the only product classifications materially impacted by the SOP 03-3 portfolio for the three months ended March 31, 2009. For these loan and lease categories the dollar amounts of the net charge-offs were unchanged.

n/a = not applicable

In certain cases, the inclusion of the Countrywide SOP 03-3 portfolio, which was written down to fair value at acquisition, may impact portfolio credit statistics and trends. We believe that the presentation of information adjusted to exclude the impacts of the SOP 03-3 portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the discussions below of the residential mortgage, home equity and discontinued real estate portfolios, we supplement certain reported statistics with information that is adjusted to exclude the impacts of the Countrywide SOP 03-3 portfolio. In addition, beginning on page 136, we separately disclose information on the Countrywide SOP 03-3 portfolio.

Residential Mortgage

The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 43 percent of consumer loans and leases (44 percent excluding the Countrywide SOP 03-3 portfolio) at March 31, 2009. Approximately 14 percent of the residential portfolio is in GWIM and represents residential mortgages that were originated for the home purchase and refinancing needs of our affluent customers. The remaining portion of the portfolio is mostly in All Other, and is comprised of both purchased loans as well as residential loans originated for our customers which are used in our overall ALM activities.

Outstanding loans and leases increased $13.5 billion at March 31, 2009 compared to December 31, 2008 driven by the acquisition of Merrill Lynch and new originations partially offset by lower balance sheet retention of new originations as well as sales and conversions of loans into retained mortgage backed securities. Nonperforming balances increased $3.8 billion due to the impacts of the weak housing markets and economic conditions. At March 31, 2009 and December 31, 2008, loans past due 90 days or more and still accruing interest of $411 million and $372 million were related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.

Net charge-offs increased $719 million to $785 million for the three months ended March 31, 2009, or 1.20 percent of total average residential mortgage loans compared to 0.10 percent for the same period in 2008. The increase was reflective of the impacts of the weak housing markets, including declining housing prices, and the weak economy. See page 136 for more information on the Countrywide SOP 03-3 residential mortgage portfolio.

We mitigate a portion of our credit risk through cash collateralized synthetic securitizations which provide mezzanine risk protection and are designed to reimburse us in the event that losses exceed 10 bps of the original pool balance. As of March 31, 2009 and December 31, 2008, $104.7 billion and $109.3 billion of mortgage loans were protected by these agreements. During the three months ended March 31, 2009, $388 million was recognized in other income for amounts that will be reimbursed under these structures. As of March 31, 2009, we had a receivable of $874 million of credit and other related costs recognized on referenced loans from these structures. In addition, we have entered into credit protection agreements with GSEs on $9.1 billion and $9.6 billion as of March 31, 2009 and December 31, 2008, providing full protection on conforming residential mortgage loans that become severely delinquent. Combined these structures provided risk mitigation for approximately 44 percent and 48 percent of our residential mortgage portfolio at March 31, 2009 and December 31, 2008. Our regulatory risk-weighted assets are reduced as a result of these risk protection transactions because we transferred a portion of our credit risk to unaffiliated parties. At March 31, 2009 and December 31, 2008, these transactions had the cumulative effect of reducing our risk-weighted assets by $32.4 billion and $34.0 billion, and strengthened our Tier 1 Capital ratio at March 31, 2009 and December 31, 2008 by 19 bps and 24 bps.

Excluding the Countrywide SOP 03-3 portfolio, residential mortgage loans with greater than 90 percent refreshed LTV represented 25 percent of the portfolio and those loans with refreshed FICO lower than 620 represented nine percent of the portfolio. In addition, residential mortgage loans to borrowers in the state of California represented 36 percent of total residential mortgage loans at both March 31, 2009 and December 31, 2008. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent and 13 percent of the total residential mortgage portfolio at March 31, 2009 and December 31, 2008. The New York-Northern New Jersey-Long Island MSA represented 10 percent and nine percent of the total residential mortgage portfolio at March 31, 2009 and December 31, 2008. In addition, residential mortgage loans to borrowers in the state of Florida represented seven percent of the total residential mortgage portfolio at both March 31, 2009 and December 31, 2008. Additionally, 49 percent and 34 percent of loans in California and Florida are in reference pools of synthetic securitizations, as described above, which provide mezzanine risk protection. Total credit risk on three percent of our mortgage loans in Florida has been mitigated through the purchase of protection from GSEs. The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio.

Table 17
Residential Mortgage State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	March 31	December 31	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2009	2008	2009	2008	2009	2008
California	$91,559	$84,847	$3,566	$2,028	$330	$22
Florida	16,731	15,787	1,477	1,012	134	8
New York	17,749	15,539	415	255	9	1
Texas	11,136	10,804	382	315	11	4
Virginia	9,667	9,696	331	229	23	2
Other U.S./Foreign	104,795	101,377	4,636	3,205	278	29
Total residential mortgage loans (excluding Countrywide SOP 03-3 loans)	$251,637	$238,050	$10,807	$7,044	$785	$66
Total Countrywide SOP 03-3 residential mortgage loans (1)	9,946	10,013
Total residential mortgage loans	$261,583	$248,063

(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See page 137 for the discussion of the characteristics of the SOP 03-3 loans.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At March 31, 2009, our CRA portfolio comprised seven percent of the total ending residential mortgage loan balances but comprised 19 percent of nonperforming residential mortgage loans. This portfolio also comprised 24 percent of residential mortgage net charge-offs during the three months ended March 31, 2009. While approximately 44 percent of our overall residential mortgage portfolio carries risk mitigation protection, only a small portion of our CRA portfolio is covered by this protection.

Home Equity

At March 31, 2009, approximately 82 percent of the home equity portfolio was included in Home Loans & Insurance, while the remainder of the portfolio was primarily in GWIM. Outstanding home equity loans increased $5.2 billion at March 31, 2009 compared to December 31, 2008 primarily due to the acquisition of Merrill Lynch. See page 137 for information on the Countrywide SOP 03-3 home equity portfolio.

Home equity unused lines of credit totaled $105.7 billion at March 31, 2009 compared to $107.4 billion at December 31, 2008. The $1.7 billion decrease was driven primarily by higher account utilization due to draws on existing lines as well as line management initiatives on deteriorating accounts with declining equity positions partially offset by the Merrill Lynch acquisition. The home equity utilization rate was 54 percent at March 31, 2009 compared to 52 percent at December 31, 2008.

Nonperforming home equity loans increased $928 million to $3.6 billion compared to December 31, 2008 and net charge-offs increased $1.2 billion to $1.7 billion for the three months ended March 31, 2009, or 4.30 percent (4.71 percent excluding the Countrywide SOP 03-3 portfolio) of total average home equity loans compared to 1.71 percent for the same period in 2008. These increases were driven by continued weakness in the housing markets and the economy. Additionally, the increase was driven by high refreshed CLTV loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced and in some cases eliminated all collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted.

Excluding the Countrywide SOP 03-3 portfolio, home equity loans with greater than 90 percent refreshed CLTV comprised 42 percent of the home equity portfolio at March 31, 2009, and represented 85 percent of net charge-offs for the three months ended March 31, 2009. In addition, loans with a refreshed FICO lower than 620 represented 11 percent of the home equity loans at March 31, 2009. The 2006 vintage loans, which represent $34.3 billion, or 24 percent of our home equity portfolio, continue to season and have a higher refreshed CLTV and accounted for approximately 39 percent of net charge-offs for the three months ended March 31, 2009. The portfolio’s 2007 vintages, which represent 25 percent of the portfolio, are showing similar asset quality characteristics as the 2006 vintages and accounted for 35 percent of net charge-offs for the three months ended March 31, 2009. Additionally, legacy Bank of America discontinued the program of purchasing non-franchise originated loans in the second quarter of 2007. These purchased loans represented only two percent of the portfolio but accounted for 14 percent of net charge-offs for the three months ended March 31, 2009.

Excluding the Countrywide SOP 03-3 portfolio, our home equity loan portfolio in the states of California and Florida represented in aggregate 40 percent of outstanding home equity loans at both March 31, 2009 and December 31, 2008. These states accounted for $2.0 billion, or 55 percent, of nonperforming home equity loans at March 31, 2009. In addition, these states represented 61 percent of the home equity net charge-offs for the three months ended March 31, 2009. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at March 31, 2009 but comprised only five percent of net charge offs for the three months ended March 31, 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at March 31, 2009 and 11 percent of net charge-offs for the three months ended March 31, 2009. The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity portfolio.

Table 18
Home Equity State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	March 31	December 31	March 31	December 31	Three Months Ended March 31
	2009	2008	2009	2008	2009	2008
California	$40,039	$38,015	$1,190	$857	$632	$214
Florida	18,161	17,893	774	597	401	94
New Jersey	9,280	8,929	166	126	55	14
New York	9,194	8,602	245	176	48	14
Massachusetts	6,447	6,008	70	48	22	10
Other U.S./Foreign	60,633	58,937	1,153	866	523	150
Total home equity loans (excluding Countrywide SOP 03-3 loans)	$143,754	$138,384	$3,598	$2,670	$1,681	$496
Total Countrywide SOP 03-3 home equity loans (1)	13,891	14,099
Total home equity loans	$157,645	$152,483

(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See page 137 for the discussion of the characteristics of the SOP 03-3 loans.

Discontinued Real Estate

The discontinued real estate portfolio, totaling $19.0 billion at March 31, 2009, consisted of pay option and subprime loans obtained in connection with the acquisition of Countrywide. At acquisition, the majority of the discontinued real estate portfolio was considered impaired and, in accordance with SOP 03-3, written down to fair value. At March 31, 2009 the Countrywide SOP 03-3 portfolio comprised $16.8 billion or 88 percent of the discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See the SOP 03-3 portfolio discussion to follow for more information on the discontinued real estate portfolio.

At March 31, 2009, the non SOP 03-3 discontinued real estate portfolio was $2.2 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 16 percent of this portfolio and those with refreshed FICO scores lower than 620 represented 25 percent of the portfolio. California represented 38 percent of the portfolio and 35 percent of the nonperforming loans while Florida represented 10 percent of the portfolio and 18 percent of the nonperforming loans at March 31, 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 13 percent of outstanding discontinued real estate loans at March 31, 2009.

SOP 03-3 Portfolio

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under SOP 03-3. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores, and refreshed LTVs. SOP 03-3 addresses accounting for differences between contractual and expected cash flows to be collected from the Corporation’s initial investment in loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that acquired impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired that are within the scope of this SOP. The portion of the acquired Merrill Lynch consumer portfolio accounted for under SOP 03-3 did not materially alter the reported credit quality statistics of the consumer portfolios. As such, the Merrill Lynch consumer portfolio accounted for under SOP 03-3 is excluded from the following discussion and credit statistics.

In accordance with SOP 03-3, certain acquired loans of Countrywide that were considered impaired were written down to fair value at the acquisition date. As a result, there were no reported net charge-offs during the three months ended March 31, 2009 on these loans as the initial fair value at acquisition date would have already considered the estimated credit losses on these loans. As of March 31, 2009, the carrying value was $40.6 billion, excluding the $1.6 billion in incremental allowance, and the unpaid principal balance of these loans was $53.0 billion. SOP 03-3 does not apply to loans Countrywide previously securitized as they are not held on the Corporation’s Balance Sheet. During the three months ended March 31, 2009, had the acquired portfolios not been subject to SOP 03-3, we would have recorded additional net charge-offs of $2.1 billion. During the three months ended March 31, 2009, the impaired Countrywide portfolio experienced further credit deterioration due to weakness in the housing markets and the impacts of a weak economy. As such, during the three months ended March 31, 2009, we recorded an $853 million charge to the provision for credit losses comprised of $1.4 billion for home equity loans partially offset by a reduction to discontinued real estate loans of $576 million to reflect a change in the expected principal cash flows for this portfolio. For further information regarding loans accounted for in accordance with SOP 03-3, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

In the paragraphs below we provide additional information on the Countrywide residential mortgage, home equity and discontinued real estate loans that were accounted for under SOP 03-3. Since these loans were written down to fair value upon acquisition, we are reporting this information separately. In certain cases, we supplement the reported statistics on these Countrywide SOP 03-3 portfolios with information that is presented as if the acquired loans had not been subject to SOP 03-3.

Residential Mortgage

The Countrywide SOP 03-3 residential mortgage portfolio outstandings were $9.9 billion at March 31, 2009 and comprised 25 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 27 percent of the Countrywide SOP 03-3 residential mortgage portfolio at March 31, 2009. Refreshed LTVs greater than 90 percent after consideration of purchase accounting adjustments and refreshed LTVs greater than 90 percent based on the unpaid principal balance represented 43 percent and 70 percent of the residential mortgage portfolio.

California represented approximately 56 percent of the outstanding Countrywide SOP 03-3 residential mortgage portfolio and Florida represented approximately eight percent at March 31, 2009. Had the acquired portfolios not been subject to SOP 03-3 the residential mortgage portfolio would have recorded additional net charge-offs of $264 million. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

  Table 19

  Countrywide SOP 03-3 Portfolio – Residential Mortgage State Concentrations

	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	March 31 2009	December 31 2008	Three Months Ended March 31, 2009
California	$5,565	$5,633	$138
Florida	761	776	47
Virginia	556	556	8
Maryland	254	253	1
Texas	151	148	3
Other U.S. / Foreign	2,659	2,647	67
Total Countrywide SOP 03-3 residential mortgage loans	$9,946	$10,013	$264
(1) Represents additional net charge-offs for the three months ended March 31, 2009 had the portfolio not been subject to SOP 03-3.

Home Equity

The Countrywide SOP 03-3 home equity outstandings were $13.9 billion at March 31, 2009 and comprised 34 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 21 percent of the Countrywide SOP 03-3 home equity portfolio at March 31, 2009. Refreshed CLTVs greater than 90 percent represented 86 percent of the home equity portfolio after consideration of purchase accounting adjustments. Refreshed CLTVs greater than 90 percent based on the unpaid principal balance represented 88 percent of the home equity portfolio at March 31, 2009.

California represented approximately 35 percent of the outstanding Countrywide SOP 03-3 home equity portfolio and Florida represented approximately six percent at March 31, 2009. Had the acquired portfolios not been subject to SOP 03-3 the home equity portfolio would have recorded additional net charge-offs of $890 million. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

  Table 20

  Countrywide SOP 03-3 Portfolio – Home Equity State Concentrations

	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	March 31 2009	December 31 2008	Three Months Ended March 31, 2009
California	$4,871	$5,110	$440
Florida	860	910	92
Arizona	599	626	50
Virginia	529	529	23
Colorado	412	402	12
Other U.S. / Foreign	6,620	6,522	273
Total Countrywide SOP 03-3 home equity loans	$13,891	$14,099	$890
(1) Represents additional net charge-offs for the three months ended March 31, 2009 had the portfolio not been subject to SOP 03-3.

Discontinued Real Estate

The Countrywide SOP 03-3 discontinued real estate portfolio outstandings were $16.8 billion at March 31, 2009 and comprised 41 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 36 percent of the Countrywide SOP 03-3 discontinued real estate portfolio at March 31, 2009. Refreshed LTVs and CLTVs greater than 90 percent represented 41 percent of the discontinued real estate portfolio after consideration of purchase accounting adjustments. Refreshed LTVs and CLTVs greater than 90 percent based on the unpaid principal balance represented 63 percent of the discontinued real estate portfolio at March 31, 2009.

California represented approximately 55 percent of the outstanding Countrywide SOP 03-3 discontinued real estate portfolio and Florida represented approximately 10 percent at March 31, 2009. Had the acquired portfolio not been subject to SOP 03-3 the discontinued real estate portfolio would have recorded additional net charge-offs of $936 million. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

  Table 21

  Countrywide SOP 03-3 Portfolio – Discontinued Real Estate State Concentrations

	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	March 31 2009	December 31 2008	Three Months Ended March 31, 2009
California	$9,206	$9,987	$588
Florida	1,672	1,831	128
Arizona	602	666	43
Virginia	530	580	24
Washington	470	492	7
Other U.S. / Foreign	4,298	4,541	146
Total Countrywide SOP 03-3 discontinued real estate loans	$16,778	$18,097	$936
(1) Represents additional net charge-offs for the three months ended March 31, 2009 had the portfolio not been subject to SOP 03-3.

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

At March 31, 2009 the unpaid principal balance of pay option loans was $22.2 billion, with a carrying amount of $17.4 billion, including $15.7 billion of loans that were impaired at acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $20.2 billion and accumulated negative amortization from the original loan balance was $1.3 billion. The percentage of borrowers electing to make only the minimum payment on option arms was 53 percent at March 31, 2009. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the SOP 03-3 pay option portfolio. Based on our expectations, three percent, 25 percent and 13 percent of the pay option loan portfolio is expected to be reset in 2009, 2010, and 2011, respectively. Approximately 11 percent is expected to be reset thereafter, and approximately 48 percent are expected to repay prior to being reset.

We manage these SOP 03-3 portfolios, including consideration for the home retention programs to modify troubled mortgages, consistent with our other consumer real estate practices. For more information, see Recent Events beginning on page 80.

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Global Card Services. Outstandings in the held domestic credit card loan portfolio decreased $12.8 billion to $51.3 billion at March 31, 2009 compared to December 31, 2008 due to lower transactional volume, seasonal impacts and the conversion of certain credit card loans into held-to-maturity debt securities partially offset by lower average payment rates. For more information on this conversion see Note 8 – Securitizations to the Consolidated Financial Statements. Held domestic loans past due 90 days or more and still accruing interest increased $228 million from December 31, 2008.

Net charge-offs for the held domestic portfolio increased $579 million to $1.4 billion for the three months ended March 31, 2009, or 9.81 percent of total average held credit card – domestic loans compared to 5.39 percent for the same period in 2008. The increase was reflective of the weak economy including rising unemployment, underemployment and higher bankruptcies particularly in geographic areas that have experienced the most significant home price declines.

Managed domestic credit card outstandings decreased $8.2 billion to $145.9 billion at March 31, 2009 compared to December 31, 2008 due to lower transactional volume and seasonal impacts partially offset by lower average payment rates. Managed net losses increased $1.4 billion to $3.4 billion for the three months ended March 31, 2009, or 9.20 percent of total average managed domestic loans compared to 5.48 percent for the same period in 2008. The increase in managed net losses was driven by the same factors as described in the held discussion above.

Our managed credit card – domestic loan portfolio in the states of California and Florida represented in aggregate 24 percent of credit card – domestic outstandings at March 31, 2009. These states represented 34 percent of the credit card – domestic net losses for the three months ended March 31, 2009. The table below presents asset quality indicators by certain state concentrations for the managed credit card – domestic portfolio.

Table 22
Credit Card – Domestic State Concentrations – Managed Basis
	Outstandings		Accruing Past Due 90 Days or More		Net Losses
	March 31	December 31	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2009	2008	2009	2008	2009	2008
California	$23,013	$24,191	$1,240	$997	$701	$358
Florida	12,548	13,210	777	642	453	235
Texas	9,756	10,262	361	293	187	148
New York	8,915	9,368	320	263	169	117
New Jersey	5,803	6,113	212	172	112	62
Other U.S.	85,911	91,007	3,210	2,666	1,799	1,148
Total credit card – domestic loans	$145,946	$154,151	$6,120	$5,033	$3,421	$2,068

Managed consumer credit card unused lines of credit, for both domestic and foreign credit card, totaled $584.0 billion at March 31, 2009 compared to $793.6 billion at December 31, 2008. The $209.6 billion decrease was driven primarily by account management initiatives mainly on inactive accounts.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Global Card Services. Outstandings in the held foreign credit card loan portfolio decreased $495 million to $16.7 billion at March 31, 2009 compared to December 31, 2008 primarily due to the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound. Net charge-offs for the held foreign portfolio increased $77 million to $186 million for the three months ended March 31, 2009, or 4.48 percent of total average held credit card – foreign loans compared to 2.87 percent for the same period in 2008. The increase was driven primarily by deterioration of the portfolio and a higher level of bankruptcies/insolvencies reflective of the weak economic conditions also being experienced in Europe and Canada.

Managed foreign credit card outstandings decreased $677 million to $27.4 billion at March 31, 2009 compared to December 31, 2008 due primarily to the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound. Net losses for the managed foreign portfolio increased $69 million to $373 million for the three months ended March 31, 2009, or 5.47 percent of total average managed credit card – foreign loans compared to 3.84 percent for the same period in 2008.

Direct/Indirect Consumer

At March 31, 2009, approximately 41 percent of the direct/indirect portfolio was included in Global Banking (automotive, marine, motorcycle and recreational vehicle loans), 28 percent was included in Global Card Services (consumer personal loans and other non-real estate secured), 20 percent was included in GWIM (principally other non-real estate secured and unsecured personal loans and securities-based lending margin loans) and the remainder was included in Deposits (student loans).

Outstanding loans and leases increased $16.3 billion at March 31, 2009 compared to December 31, 2008 primarily due to the acquisition of Merrill Lynch which include both domestic and foreign securities-based lending margin loans. Loans past due 90 days or more and still accruing interest increased $329 million compared to December 31, 2008. Net charge-offs increased $694 million to $1.2 billion for the three months ended March 31, 2009, or 5.03 percent of total average direct/indirect loans compared to 2.84 percent for the same period in 2008. The increase was concentrated in the Global Card Services consumer lending portfolio, driven by portfolio deterioration and higher bankruptcies reflecting the effects of a weak economy particularly in states most impacted by the slowdown in housing. Net credit losses in the consumer lending portfolio were 13.53 percent during the three months ended March 31, 2009, up 780 basis points compared to the same period in 2008. Loss rates in the consumer lending portfolio have also been impacted by a tightening in underwriting criteria resulting in a significant slowdown in new loan production. Additionally, the weak economy and declining collateral values resulted in higher charge-offs in the retail dealer related portfolio.

The table below presents asset quality indicators by certain state concentrations for the direct/indirect consumer loan portfolio.

Table 23
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31	December 31	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2009	2008	2009	2008	2009	2008
California	$12,591	$10,555	$319	$247	$246	$103
Texas	9,128	7,738	113	88	80	47
Florida	8,436	7,376	175	145	150	55
New York	6,073	4,938	91	69	56	29
Georgia	3,461	3,212	72	48	48	20
Other U.S./Foreign	60,007	49,617	929	773	669	301
Total direct/indirect loans	$99,696	$83,436	$1,699	$1,370	$1,249	$555

Other Consumer

At March 31, 2009, approximately 76 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that we have previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Global Card Services and deposit overdrafts which are recorded in Deposits.

Nonperforming Consumer Assets Activity

Table 24 presents nonperforming consumer assets activity during the most recent five quarters. Total net additions to nonperforming loans and leases in the first quarter of 2009 were $4.8 billion compared to $3.1 billion in the fourth quarter of 2008. The increase in the three months ended March 31, 2009 was driven primarily by the residential mortgage and home equity portfolios reflective of the weak housing markets, the weak economy and seasoning of vintages originated in periods of higher growth. For the three months ended March 31, 2009, approximately 23 percent of the net increase in nonperforming loans was added from the non SOP 03-3 Countrywide portfolio and approximately 11 percent resulted from the Merrill Lynch acquisition. The reduction in foreclosed properties of $149 million was driven by various foreclosure moratoriums that were enacted during the fourth quarter of 2008 and resulted in lower levels of new foreclosures. Nonperforming loans do not include acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3 as these loans accrete interest.

Nonperforming loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where concessions to borrowers who experienced financial difficulties have been granted. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and are not returned to performing status until six consecutive, on-time payments have been made by the customer. Included in the amounts in Table 24 at March 31, 2009 and December 31, 2008 were $810 million and $209 million of residential mortgages, $718 million and $302 million of home equity and $6 million and $5 million of discontinued real estate loans that were restructured in TDRs and classified as nonperforming. In addition, the Corporation had performing TDRs of $691 million and $320 million of residential mortgages, $3 million and $1 million of home equity, and $71 million and $66 million of discontinued real estate at March 31, 2009 and December 31, 2008. These performing TDRs are excluded from Table 24. TDRs increased due to the higher volume of our loan modifications in the first quarter of 2009. For more information on our modification programs see Regulatory Initiatives and Recent Events on pages 79 through 81.

We also work with customers that are experiencing financial difficulty by renegotiating credit card and consumer lending loans, while ensuring that we remain within FFIEC guidelines. These renegotiated loans are excluded from the table below as we do not classify non-real estate unsecured loans as nonperforming. For more information on TDRs and renegotiated loans, refer to Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 24

Nonperforming Consumer Assets Activity (1)

(Dollars in millions)	First Quarter 2009	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008
Nonperforming loans and leases
Balance, beginning of period	$9,908	$6,822	$5,220	$4,459	$3,442
Additions to nonperforming loans and leases:
New nonaccrual loans and leases (2)	8,309	5,464	3,518	2,540	2,103
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(268)	(167)	(294)	(125)	(118)
Returns to performing status (3)	(796)	(443)	(301)	(398)	(380)
Charge-offs (4)	(2,069)	(1,436)	(1,092)	(999)	(505)
Transfers to foreclosed properties	(378)	(329)	(226)	(257)	(83)
Transfers to loans held-for-sale	(3)	(3)	(3)	-	-
Total net additions to nonperforming loans and leases	4,795	3,086	1,602	761	1,017
Total nonperforming loans and leases, end of period (5)	14,703	9,908	6,822	5,220	4,459
Foreclosed properties
Balance, beginning of period	1,506	1,656	475	402	276
Additions to foreclosed properties:
New foreclosed properties (6, 7)	353	583	1,601	177	169
Reductions in foreclosed properties:
Sales	(382)	(623)	(349)	(80)	(25)
Writedowns	(120)	(110)	(71)	(24)	(18)
Total net additions (reductions) to foreclosed properties	(149)	(150)	1,181	73	126
Total foreclosed properties, end of period	1,357	1,506	1,656	475	402
Nonperforming consumer assets, end of period	$16,060	$11,414	$8,478	$5,695	$4,861
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	2.41%	1.68%	1.14%	1.00%	0.82%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	2.63	1.93	1.41	1.09	0.89

(1)

Balances do not include nonperforming LHFS of $1.3 billion, $436 million, $304 million, $218 million and $157 million at March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

(2)	The three months ended March 31, 2009 includes $465 million of nonperforming loans and leases acquired from Merrill Lynch.

(3)

Consumer loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Troubled debt restructurings are generally classified as performing after six consecutive, on-time payments.

(4)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

(5)

Approximately one-half of the nonperforming loans and leases at March 31, 2009 are greater than 180 days past due and have been written down through charge-offs to approximately 77 percent of original book value.

(6)

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded as noninterest expense. New foreclosed properties in the table above are net of $221 million, $156 million, $128 million, $85 million and $67 million of charge-offs during the first quarter of 2009 and four quarters of 2008, respectively, taken during the first 90 days after transfer.

(7)

The three months ended March 31, 2009 includes $21 million of foreclosed properties acquired from Merrill Lynch. The three months ended September 30, 2008 includes $952 million of foreclosed properties acquired from Countrywide.

Commercial Portfolio Credit Risk Management

For information on our commercial credit risk management practices as well as our accounting policies regarding delinquencies, nonperforming status and charge-offs for the commercial portfolio, refer to the Commercial Portfolio Credit Risk Management section beginning on page 64 in the MD&A as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Commercial Credit Portfolio

Continued housing value declines and economic stress impacted our commercial portfolios where we experienced higher levels of losses, particularly in the commercial real estate and small business portfolios. Broader-based economic pressures have also impacted other commercial credit quality indicators. The nonperforming loan and commercial utilized reservable criticized exposure ratios were 2.58 percent and 11.13 percent at March 31, 2009 compared to 1.93 percent and 8.90 percent at December 31, 2008, respectively. Nonperforming loan increases were largely driven by continued deterioration in the commercial real estate portfolio. Utilized reservable criticized amounts increased at an accelerated pace in the first quarter with the commercial domestic and commercial real estate portfolios increasing materially compared to prior quarters. The loans and leases net charge-off ratio increased to 1.68 percent for the three months ended March 31, 2009 from 0.69 percent in the first quarter of 2008. Excluding small business commercial – domestic the total net charge-off ratio was 1.02 percent for the three months ended March 31, 2009 compared to 0.25 percent for the same period in 2008. The increase was mainly driven by higher net charge-offs in commercial real estate, which includes both the homebuilder and non-residential portfolios, and in commercial domestic and commercial foreign, which were diverse in terms of both borrowers and industries.

The acquisition of Merrill Lynch increased our concentrations to certain industries and countries. For more detail on the Merrill Lynch impact please refer to the Industry Concentrations discussion on page 151 and the Foreign Portfolio discussion beginning on page 155. There are also increased concentrations within the high-grade commercial portfolio, emerging markets, monolines, and certain leveraged finance and CMBS exposures.

Table 25 presents our commercial loans and leases, and related credit quality information at March 31, 2009 and December 31, 2008. Loans that were acquired from Merrill Lynch that were considered impaired were written down to fair value at acquisition in accordance with SOP 03-3. In addition to being included in the “Outstandings” column below, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “SOP 03-3 Portfolio” column. The acquisition of Countrywide and related SOP 03-3 portfolio did not impact the commercial portfolios.

Table 25

Commercial Loans and Leases

	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (2, 3)		SOP 03-3 Portfolio (4)
(Dollars in millions)	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009
Commercial loans and leases

Commercial – domestic (5)	$211,007	$200,088	$3,022	$2,040	$496	$381	$714

Commercial real estate (6)	75,269	64,701	5,662	3,906	86	52	655

Commercial lease financing	22,017	22,400	104	56	26	23	-

Commercial – foreign	33,407	31,020	300	290	9	7	691
	341,700	318,209	9,088	6,292	617	463	2,060
Small business commercial – domestic (7)	18,772	19,145	224	205	797	640	-
Total commercial loans excluding loans measured at fair value	360,472	337,354	9,312	6,497	1,414	1,103	2,060
Total measured at fair value (8)	7,355	5,413	-	-	-	-	-
Total commercial loans and leases	$367,827	$342,767	$9,312	$6,497	$1,414	$1,103	$2,060

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 2.58 percent (2.60 percent excluding the SOP 03-3 portfolio) and 1.93 percent at March 31, 2009 and December 31, 2008.

(2)

Balances do not include loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 0.39 percent and 0.33 percent at March 31, 2009 and December 31, 2008. The March 31, 2009 ratio remained unchanged excluding the SOP 03-3 portfolio.

(4)

Represents acquired loans from Merrill Lynch that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. These amounts are included in the Outstandings column in this table. The Countrywide acquisition had no impact on the commercial SOP 03-3 portfolio.

(5)	Excludes small business commercial – domestic loans.
(6)	Includes domestic commercial real estate loans of $73.0 billion and $63.7 billion, and foreign commercial real estate loans of $2.2 billion and $979 million at March 31, 2009 and December 31, 2008.
(7)	Small business commercial – domestic is primarily card related.
(8)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $4.8 billion and $3.5 billion, commercial – foreign loans of $2.5 billion and $1.7 billion and commercial real estate loans of $89 million and $203 million at March 31, 2009 and December 31, 2008.

.

Table 26 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2009 and 2008. The reported net charge-off ratios for commercial – domestic, commercial real estate and commercial foreign benefit from the addition of the Merrill Lynch SOP 03-3 portfolio as the initial fair value adjustments recorded on those loans at acquisition would have already included the estimated credit losses.

  Table 26

  Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1, 2)
	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2009	2008	2009	2008
Commercial loans and leases
Commercial – domestic (3)	$244	$77	0.46%	0.16%
Commercial real estate	455	107	2.56	0.70
Commercial lease financing	67	15	1.22	0.27
Commercial – foreign	104	(7)	1.25	(0.10)
	870	192	1.02	0.25
Small business commercial – domestic	633	364	13.47	7.44
Total commercial	$1,503	$556	1.68	0.69

(1)

Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans measured at fair value in accordance with SFAS 159 during the period for each loan and lease category.

(2)

Net charge-off ratios excluding the SOP 03-3 portfolio were 2.59 percent for commercial real estate, 1.27 percent for commercial—foreign and 1.69 percent for the total commercial portfolio for the three months ended March 31, 2009. These are the only product classifications materially impacted by SOP 03-3 for the three months ended March 31, 2009. For these loan categories the dollar amounts of the net charge-offs were unchanged.

(3)	Excludes small business commercial – domestic.

Table 27 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. The increase in utilized loans and leases was due to the addition of $38.9 billion related to the acquisition of Merrill Lynch, partially offset by reduced customer utilization of binding credit facilities. Additional increases in derivative assets and assets held-for-sale were driven by the acquisition of Merrill Lynch, which contributed $83.1 billion and $4.6 billion respectively. For more information on our credit derivatives, see Industry Concentrations on page 151 and for more information on our funded leveraged finance and CMBS exposures refer to Global Markets discussion beginning on page 103.

Table 27

Commercial Credit Exposure by Type

	Commercial Utilized (1, 2, 3)		Commercial Unfunded (2, 4, 5)		Total Commercial Committed (2)
(Dollars in millions)	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008
Loans and leases	$367,827	$342,767	$318,248	$300,856	$686,075	$643,623
Derivative assets (6)	137,311	62,252	-	-	137,311	62,252
Standby letters of credit and financial guarantees	73,424	72,840	5,039	4,740	78,463	77,580
Assets held-for-sale (7)	15,429	14,206	1,266	183	16,695	14,389
Bankers’ acceptances	2,991	3,389	13	13	3,004	3,402
Commercial letters of credit	2,451	2,974	491	791	2,942	3,765
Foreclosed properties	372	321	-	-	372	321
Total commercial credit exposure	$599,805	$498,749	$325,057	$306,583	$924,862	$805,332

(1)

Exposure includes standby letters of credit, financial guarantees, bankers’ acceptances and commercial letters of credit and for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

At March 31, 2009, total commercial utilized, total commercial unfunded and total commercial committed exposure include $128.0 billion, $37.1 billion and $165.1 billion related to Merrill Lynch, respectively.

(3)

Total commercial utilized exposure at March 31, 2009 and December 31, 2008 includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $7.4 billion and $5.4 billion and letters of credit at notional value of $2.2 billion and $1.4 billion.

(4)

Total commercial unfunded exposure at March 31, 2009 and December 31, 2008 includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $25.4 billion and $15.5 billion.

(5)	Excludes unused business card lines which are not legally binding.

(6)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $72.8 billion and $34.8 billion at March 31, 2009 and December 31, 2008. In addition to cash collateral, derivative assets are also collateralized by $12.9 billion and $7.7 billion of primarily other marketable securities at March 31, 2009 and December 31, 2008 for which credit risk has not been reduced.

(7)

Total commercial committed asset held-for-sale exposure consists of $14.4 billion and $12.1 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $2.3 billion of investments held-for-sale exposure at both March 31, 2009 and December 31, 2008.

Table 28 presents commercial utilized reservable criticized exposure by product type. Total commercial utilized reservable criticized exposure increased $11.7 billion from December 31, 2008, primarily due to increases in commercial – domestic reflecting deterioration across various lines of business and industries, and also commercial real estate impacted by the weak economy across various property types.

Table 28
Commercial Utilized Reservable Criticized Exposure (1)

	March 31, 2009		December 31, 2008
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2)
Commercial – domestic (3)	$25,659	9.33%	$18,963	7.20%

Commercial real estate	17,553	21.81	13,830	19.73

Commercial lease financing	1,474	6.70	1,352	6.03

Commercial – foreign	2,442	5.98	1,459	3.65
	47,128	11.27	35,604	8.99

Small business commercial – domestic	1,532	8.14	1,333	6.94
Total commercial utilized reservable criticized exposure (4)	$48,660	11.13	$36,937	8.90

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

(3)	Excludes small business commercial – domestic exposure.

(4)

In addition to reservable loans and leases, exposure includes standby letters of credit, financial guarantees, bankers’ acceptances and commercial letters of credit for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

Commercial – Domestic

At March 31, 2009, approximately 83 percent of the commercial – domestic portfolio, excluding small business, was included in Global Banking (business banking, middle-market and large multinational corporate loans and leases) and Global Markets (acquisition, bridge financing and institutional investor services). The remaining 17 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans increased $10.9 billion to $211.0 billion at March 31, 2009 compared to December 31, 2008 driven primarily by the acquisition of Merrill Lynch, partially offset by reduced customer demand within Global Banking. Nonperforming commercial – domestic loans increased by $982 million to $3.0 billion. Net charge-offs were up $167 million for the three months ended March 31, 2009 compared to the same period during 2008. These increases were broad-based in terms of borrowers and industries. Utilized reservable criticized commercial – domestic exposure increased $6.7 billion to $25.7 billion primarily driven by deterioration across various portfolios mainly within Global Banking. Merrill Lynch contributed $295 million and $2.0 billion in nonperforming assets and utilized reservable criticized exposure at March 31, 2009.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases increased $10.6 billion to $75.3 billion at March 31, 2009 compared to December 31, 2008 primarily due to the acquisition of Merrill Lynch. The addition of Merrill Lynch drove increases in California, the Northeast and Southwest regions and was the primary driver of the increases in the office building, apartment, multiple use and hotel/motel property types. The portfolio remains diversified across property types and geographic regions. For more information on industry concentrations, please refer to Industry Concentrations on page 151.

Nonperforming commercial real estate loans increased $1.8 billion to $5.7 billion and utilized reservable criticized exposure increased $3.7 billion to $17.6 billion attributable to the continuing impact of the housing slowdown across various property types. Net charge-offs were up $348 million from the three months ended March 31, 2008 principally related to the homebuilder portfolio. Assets held-for-sale associated with commercial real estate decreased approximately $500 million to $6.4 billion at March 31, 2009 compared to December 31, 2008 as the acquisition of the Merrill Lynch portfolio was more than offset by the transfer of certain securities to our held for investment portfolio and loan sales and paydowns. We planned to hold the transferred securities for the foreseeable future. Merrill Lynch contributed $58 million and $520 million in nonperforming assets and utilized reservable criticized exposure at March 31, 2009.

The homebuilder loan portfolio comprised $10.4 billion or 14 percent of the commercial real estate loans outstanding at March 31, 2009 and the non-homebuilder construction and land development loan portfolio, which is diversified across property types and geographies in Table 29, comprised $22.3 billion or 30 percent.

At March 31, 2009, we had committed homebuilder-related exposure of $15.2 billion of which $10.4 billion were funded loans, most of which was collateralized. Nonperforming assets and utilized reservable criticized exposure in the homebuilding portfolio were $3.7 billion and $7.7 billion, respectively, at March 31, 2009 compared to $3.0 billion and $7.6 billion at December 31, 2008. The utilized reservable criticized ratio and the nonperforming assets ratio for the homebuilder portfolio was 70.72 percent and 34.84 percent at March 31, 2009 compared to 66.33 percent and 27.07 percent at December 31, 2008. Net charge-offs for the homebuilder portfolio were up $194 million to 11.33 percent for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

At March 31, 2009, we had committed non-homebuilder construction and land development exposure of $22.5 billion of which $22.3 billion was funded loans, most of which was collateralized. Nonperforming assets and utilized reservable criticized exposure for the non-homebuilder construction and land development sector increased to $1.1 billion and $5.1 billion.

Table 29 presents outstanding commercial real estate loans by geographic region and property type.

Table 29

Outstanding Commercial Real Estate Loans (1)

(Dollars in millions)	March 31 2009	December 31 2008
By Geographic Region (2)
California	$15,215	$11,270
Northeast	12,881	9,747
Southwest	8,712	6,698
Midwest	7,549	7,447
Southeast	7,455	7,365
Illinois	5,256	5,451
Florida	5,216	5,146
Midsouth	3,527	3,475
Northwest	3,230	3,022
Geographically diversified (3)	2,401	2,563
Other (4)	1,806	1,741
Non-U.S.	2,111	979
Total outstanding commercial real estate loans (5)	$75,359	$64,904
By Property Type
Office buildings	$12,193	$10,388
Apartments	11,017	8,177
Shopping centers/retail	10,309	9,293
Residential	8,153	8,534
Hotels/motels	6,755	2,513
Industrial/warehouse	6,493	6,070
Land and land development	6,016	6,309
Multiple use	5,767	3,444
Other (6)	8,656	10,176
Total outstanding commercial real estate loans (5)	$75,359	$64,904

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.
(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.
(3)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(4)	Primarily includes properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana which are not defined by other property regions presented.
(5)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $89 million and $203 million at March 31, 2009 and December 31, 2008.
(6)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Global Banking. Outstanding loans increased $2.4 billion to $33.4 billion at March 31, 2009 compared to December 31, 2008 driven by the acquisition of Merrill Lynch. Legacy Bank of America outstanding loans and leases decreased due to the repayment of certain corporate loans. Utilized reservable criticized exposure increased $983 million to $2.4 billion. Net charge-offs increased $111 million during the first three months of 2009 compared to net recoveries of $7 million for the same period in 2008 due to continued deterioration in the financial services sector. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 155.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio is comprised of business card and small business loans primarily managed in Global Card Services. Outstanding small business commercial – domestic loans remained relatively flat at $18.8 billion at March 31, 2009 compared to December, 31, 2008. Approximately 59 percent of the small business commercial – domestic outstanding loans at March 31, 2009 were credit card related products. Nonperforming small business commercial – domestic loans increased $19 million to $224 million, loans past due 90 days or more and still accruing interest increased $157 million to $797 million and utilized reservable criticized exposure increased $199 million, to $1.5 billion at March 31, 2009 compared to December 31, 2008. Compared to the first quarter of 2008, net charge-offs were up $269 million, to $633 million, or 13.47 percent of total average small business commercial – domestic loans. Approximately 74 percent of the small business commercial – domestic net charge-offs in the first quarter 2009 were credit card related products. The increases were primarily driven by the impacts of a weak economy, particularly in geographic areas that have experienced the most significant home price declines.

Commercial Loans Measured at Fair Value

The portfolio of commercial loans measured at fair value is managed in Global Markets. Outstanding commercial loans measured at fair value increased $1.9 billion to an aggregate fair value of $7.4 billion at March 31, 2009 compared to December 31, 2008 and were comprised of commercial – domestic loans, excluding small business, of $4.8 billion, commercial – foreign loans of $2.5 billion and commercial real estate loans of $89 million. The aggregate increase was driven primarily by the acquisition of Merrill Lynch. We recorded net losses of $841 billion resulting from changes in the fair value of the loan portfolio during the first quarter of 2009 compared to losses of $123 million for the same period in 2008. These losses were primarily attributable to changes in instrument-specific credit risk and were predominantly offset by gains from hedging activities. At March 31, 2009 none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Utilized criticized exposure in the fair value portfolio was $2.3 billion and $1.3 billion at March 31, 2009 and December 31, 2008.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $2.0 billion and $1.1 billion at March 31, 2009 and December 31, 2008 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $27.6 billion and $16.9 billion at March 31, 2009 and December 31, 2008 the increase of which was driven by the acquisition of Merrill Lynch. Net gains resulting from changes in fair value of commitments and letters of credit of $483 million were recorded during the quarter ended March 31, 2009 compared to losses of $238 million for the same period in 2008. These gains and losses were primarily attributable to changes in instrument-specific credit risk.

Nonperforming Commercial Assets Activity

Table 30 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters. The increase in nonaccrual loans and leases for the first quarter of 2009 was primarily attributable to continued weakness in the homebuilder sector but also included smaller increases in other property types including commercial land development, retail and apartments.

Table 30

Nonperforming Commercial Assets Activity (1, 2, 3)

(Dollars in millions)	First Quarter 2009	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008
Nonperforming loans and leases
Balance, beginning of period	$6,497	$4,922	$3,936	$2,874	$2,155
Additions to nonperforming loans and leases:
Merrill Lynch balance January 1, 2009	402	-	-	-	-
New nonaccrual loans and leases	3,997	3,028	1,969	1,714	1,399
Advances	35	67	28	38	21
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(490)	(368)	(371)	(345)	(383)
Sales	(7)	(14)	(19)	(12)	-
Returns to performing status (4)	(55)	(35)	(29)	(32)	(29)
Charge-offs (5)	(976)	(896)	(495)	(248)	(261)
Transfers to foreclosed properties	(91)	(207)	(84)	(53)	(28)
Transfers to loans held-for-sale	-	-	(13)	-	-
Total net additions to nonperforming loans and leases	2,815	1,575	986	1,062	719
Total nonperforming loans and leases, end of period	9,312	6,497	4,922	3,936	2,874
Foreclosed properties
Balance, beginning of period	321	176	118	92	75
Additions to foreclosed properties:
New foreclosed properties	91	207	84	53	28
Reductions in foreclosed properties:
Sales	(35)	(58)	(19)	(25)	(8)
Writedowns	(5)	(4)	(7)	(2)	(3)
Total net additions to foreclosed properties	51	145	58	26	17
Total foreclosed properties, end of period	372	321	176	118	92
Nonperforming commercial assets, end of period	$9,684	$6,818	$5,098	$4,054	$2,966
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (6)	2.58%	1.93%	1.45%	1.15%	0.89%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases and foreclosed properties (6)	2.68	2.02	1.51	1.19	0.91

(1)

Balances do not include nonperforming LHFS of $1.2 billion, $852 million $544 million, $170 million, and $170 million at March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008, respectively. Balances do not include nonperforming AFS debt securities of $270 million, $291 million, $436 million, $676 million and $789 million at March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

(2)	Balances do not include nonperforming derivative assets of $4.3 billion, $512 million, and $423 million at March 31, 2009, December 31, 2008, and September 30, 2008, respectively.

(3)	Includes small business commercial – domestic activity.

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

Industry Concentrations

Table 31 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

Total commercial committed credit exposure increased by $119.5 billion, or 15 percent, at March 31, 2009 compared to December 31, 2008 largely driven by the addition of $165.1 billion in Merrill Lynch positions to the portfolio partially offset by a reduction in the legacy Bank of America portfolio of $45.6 billion. Total commercial utilized credit exposure increased by $101.1 billion, or 20 percent, at March 31, 2009 compared to December 31, 2008, driven by the addition of $128.0 billion in exposure from Merrill Lynch. This was partially offset by a decline in legacy Bank of America utilized exposure of $26.9 billion. The overall commercial credit utilization rate increased from 62 percent to 65 percent as non-revolving commitments represented a larger percentage of total commercial commitments, particularly in diversified financials, insurance and banks.

In diversified financials, our largest industry concentration, total committed credit exposure grew by $38.8 billion, or 38 percent with the Merrill Lynch portfolio contributing $56.0 billion partially offset by decreases in legacy Bank of America positions of $17.2 billion. The increases were largely driven by capital markets product exposure.

Insurance committed exposure increased by $22.2 billion, or 124 percent, banks increased by $9.8 billion, or 37 percent, utilities increased $8.6 billion, or 45 percent, and government and public education increased $7.2 billion, or 12 percent. All of these changes were primarily driven by the acquisition of Merrill Lynch.

Real estate increased $4.7 billion, or four percent, driven by the addition of Merrill Lynch while legacy positions decreased by $3.7 billion. Homebuilder exposure represented 14 percent or $15.2 billion of total real estate exposure.

Monoline and related exposure

Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $56 million at March 31, 2009 and $126 million at December 31, 2008.

We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations, credit enhanced securities as part of our public finance business, and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and CDOs. We underwrite our public finance exposure by evaluating the underlying securities.

Monoline derivative credit exposure at March 31, 2009 had a notional value of $61.5 billion compared to $9.6 billion at December 31, 2008. Mark-to-market monoline derivative credit exposure was $18.9 billion at March 31, 2009 compared to $2.6 billion at December 31, 2008, driven by the addition of Merrill Lynch exposures as well as credit deterioration related to underlying counterparties and spread widening in both wrapped CDO and structured finance related exposures. At March 31, 2009, the counterparty credit valuation adjustment related to monoline derivative exposure was $8.5 billion, which reduced our net mark-to-market exposure to $10.4 billion. We do not hold collateral against these derivative exposures.

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

Investments in municipalities and corporations with purchased wraps at March 31, 2009 and December 31, 2008 had a notional value of $6.0 billion. Mark-to-market investment exposure was $5.5 billion at March 31, 2009 compared to $5.7 billion December 31, 2008. The decrease in the mark-to-market value was due to agency downgrades.

In addition, at March 31, 2009, we also held approximately $15.7 billion in ARS, which are included in trading account assets. During the first quarter of 2009, we recorded losses of $73 million on the ARS, primarily related to municipal bonds and auction rate preferred securities, including our commitment to repurchase ARS from certain clients as part of a settlement agreement with regulatory agencies.

Table 31
Commercial Credit Exposure by Industry (1, 2, 3)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	March 31 2009	December 31 2008	March 31 2009	December 31 2008
Diversified financials	$88,675	$50,327	$142,112	$103,306
Real estate (4)	86,365	79,766	108,562	103,889
Government and public education	46,149	39,386	65,806	58,608
Capital goods	29,795	27,588	55,935	52,522
Healthcare equipment and services	33,575	31,280	49,540	46,785
Retailing	28,506	30,736	47,429	50,102
Consumer services	29,576	28,715	44,679	43,948
Materials	23,515	22,825	40,113	38,105
Insurance	32,385	11,223	40,032	17,855
Commercial services and supplies	27,058	24,095	38,655	34,867
Banks	32,408	22,134	36,277	26,493
Individuals and trusts	24,921	22,752	33,861	33,045
Food, beverage and tobacco	16,902	17,257	29,789	28,521
Utilities	12,117	8,230	27,898	19,272
Energy	14,006	11,885	26,504	22,732
Media	13,349	8,939	24,278	19,301
Transportation	14,283	13,050	20,681	18,561
Religious and social organizations	9,844	9,539	12,932	12,576
Pharmaceuticals and biotechnology	3,402	3,721	11,264	10,111
Telecommunication services	4,894	3,681	11,257	8,036
Technology hardware and equipment	3,770	3,971	10,684	10,371
Consumer durables and apparel	6,135	6,219	10,661	10,862
Software and services	4,429	4,093	10,144	9,590
Food and staples retailing	4,361	4,282	7,380	7,012
Automobiles and components	3,314	3,093	6,235	6,081
Household and personal products	1,022	1,137	3,898	2,817
Semiconductors and semiconductor equipment	1,019	1,105	1,718	1,822
Other	4,030	7,720	6,538	8,142
Total commercial credit exposure by industry	$599,805	$498,749	$924,862	$805,332
Net credit default protection purchased on total commitments (5)			$(22,674)	$(9,654)

(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value in accordance with SFAS 159 and are comprised of loans outstanding of $7.4 billion and $5.4 billion, and issued letters of credit at notional value of $2.2 billion and $1.4 billion at March 31, 2009 and December 31, 2008. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $25.4 billion and $15.5 billion at March 31, 2009 and December 31, 2008.

(2)	Includes small business commercial – domestic exposure.
(3)

At March 31, 2009, total commercial utilized and total commercial committed exposure included $128.0 billion and $165.1 billion of exposure related to Merrill Lynch which included $48.3 billion and $56.0 billion in diversified financials and $21.7 billion and $23.2 billion in insurance with the remaining exposure spread across various industries.

(4)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(5)

Represents net notional credit protection purchased. At March 31, 2009, included net notional credit default protection purchased of $12.9 billion in single name credit default swaps that were acquired as part of the Merrill Lynch acquisition.

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.

At March 31, 2009 and December 31, 2008, we had net notional credit default protection purchased in our credit derivatives portfolio to cover the funded and unfunded portion of certain credit exposures of $22.7 billion and $9.7 billion. The mark-to-market impacts, including the cost of net credit default protection, hedging our exposure, resulted in net gains of $211 million in the first quarter of 2009 compared to net gains of $338 million for the same period in 2008. The average VAR for these credit derivative hedges was $39 million and $30 million for the three months ending March 31, 2009 and 2008. The increase in VAR was driven by an increase in the average amount of credit protection outstanding during the year. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that their combined average VAR was $55 million for the first quarter of 2009. Refer to the Trading Risk Management discussion beginning on page 161 for a description of our VAR calculation for the market-based trading portfolio.

Tables 32 and 33 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2009 and December 31, 2008.

Table 32

Net Credit Default Protection by Maturity Profile (1)

	March 31 2009	December 31 2008
Less than or equal to one year	10%	1%
Greater than one year and less than or equal to five years	90	92
Greater than five years	-	7
Total net credit default protection	100%	100%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of maturities for net credit default protection purchased is shown above.

Table 33

Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	March 31, 2009		December 31, 2008
Ratings(2)	Net Notional	Percent	Net Notional	Percent
AAA	$30	(0.1)%	$30	(0.3)%
AA	(1,498)	6.6	(103)	1.1
A	(6,871)	30.3	(2,800)	29.0
BBB	(11,211)	49.3	(4,856)	50.2
BB	(2,826)	12.5	(1,948)	20.2
B	(968)	4.3	(579)	6.0
CCC and below	(1,805)	8.0	(278)	2.9
NR (3)	2,475	(10.9)	880	(9.1)
Total net credit default protection (4)	$(22,674)	100.0%	$(9,654)	100.0%

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
(3)

In addition to names which have not been rated, “NR” includes $2.6 billion and $948 million in net credit default swaps index positions at March 31, 2009 and December 31, 2008. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

(4)	At March 31, 2009, included net notional credit default protection purchased of $12.9 billion in single name credit default swaps that were acquired as part of the Merrill Lynch acquisition.

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

The notional amounts presented in Table 34 represent the total contract/notional amount of credit derivatives outstanding and includes both purchased and written protection. The credit risk amounts are measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements. The addition of Merrill Lynch and a significant increase in credit spreads associated with the financial industry across nearly all major credit indices during the first quarter 2009 drove the increase in counterparty credit risk for purchased protection. The $3.6 trillion increase in the contract/notional value of credit derivatives was driven by the addition of Merrill Lynch. For information on the performance risk of our written protection credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

Table 34

Credit Derivatives

	March 31, 2009		December 31, 2008
(Dollars in millions)	Contract/Notional	Credit Risk (1)	Contract/Notional	Credit Risk (1)
Credit derivatives
Purchased protection:

Credit default swaps	$2,825,100	$50,776	$1,025,850	$11,772
Total return swaps/other	22,925	3,271	6,601	1,678
Total purchased protection	2,848,025	54,047	1,032,451	13,450

Written protection:

Credit default swaps	2,773,380	-	1,000,034	-
Total return swaps/other	42,374	-	6,203	-
Total written protection	2,815,754	-	1,006,237	-

Total credit derivatives	$5,663,779	$54,047	$2,038,688	$13,450

(1)

Credit risk amounts take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 4 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Reflects potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing the Corporation’s overall exposure.

Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment on certain derivatives assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty in accordance with SFAS 157. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral, and credit worthiness of the counterparty.

During the three months ended March 31, 2009, valuation adjustments related to derivative assets of $185 million were recognized as trading account losses for counterparty credit risk, as $1.2 billion of losses related to monoline insurers were partially offset by gains from narrowing credit spreads related to all other counterparties. At March 31, 2009, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $13.5 billion. For information on our monoline counterparty credit risk see the discussion on page 151, CDO-related counterparty credit risk see the discussion beginning on page 105 and for more information on the VAR related to our counterparty credit risk see the Trading Risk Management discussion beginning on page 161.

In addition, the fair value of the Corporation or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three months ended March 31, 2009 and 2008, valuation adjustments of $1.7 billion and $153 million were recognized as trading account profits for changes in the Corporation or its subsidiaries’ credit risk. At March 31, 2009, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $3.2 billion.

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

Table 35 sets forth total foreign exposure broken out by region at March 31, 2009 and December 31, 2008. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the U.S. Total foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Exposures which are assigned external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

Table 35 Regional Foreign Exposure (1, 2, 3)
(Dollars in millions)	March 31 2009	December 31 2008
Europe	$150,463	$66,472
Asia Pacific	53,819	39,774
Latin America	19,231	11,378
Middle East and Africa	3,796	2,456
Other	14,758	10,988
Total	$242,067	$131,068

(1)	Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements.
(2)	Exposures have been reduced by $34.1 billion and $19.6 billion at March 31, 2009 and December 31, 2008. Such amounts represent the cash applied as collateral to derivatives assets.
(3)

Generally, resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

Our total foreign exposure was $242.1 billion at March 31, 2009, an increase of $111.0 billion from December 31, 2008 driven by the inclusion of $124.8 billion of Merrill Lynch exposure. As of March 31, 2009, legacy Merrill Lynch exposure was concentrated primarily in cross border exposures consisting of securities and other investments of $66.7 billion, derivative assets of $27.0 billion, loans and leases and loans commitments of $22.4 billion, other financing of $7.6 billion, and local country exposure net of local liabilities of $994 million. Our foreign exposure remained concentrated in Europe, which accounted for $150.5 billion, or 62 percent, of total foreign exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries. The increase of $84.0 billion in Europe was driven by the inclusion of $91.1 billion of Merrill Lynch exposure, offset by reductions in the legacy Bank of America portfolio.

Asia Pacific was our second largest foreign exposure at $53.8 billion, or 22 percent, of total foreign exposure. The increase in Asia Pacific was driven by the inclusion of $16.1 billion of Merrill Lynch exposure. Latin America accounted for $19.2 billion, or eight percent, of total foreign exposure, including $7.8 billion of Merrill Lynch exposure. For more information on our Asia Pacific and Latin America exposure, see the discussion on the foreign exposure to selected countries defined as emerging markets below.

As shown in Table 36, at March 31, 2009 and December 31, 2008, the United Kingdom had total cross-border exposure of $59.6 billion and $13.3 billion, representing 2.57 percent and 0.73 percent of total assets. The United Kingdom was the only country where the total cross-border exposure exceeded one percent of our total assets at March 31, 2009. At March 31, 2009 and December 31, 2008, the largest concentration of the cross-border exposure to the United Kingdom was in the private sector. At March 31, 2009, China and Germany were the only additional two countries to have total cross-border exposures which exceeded 0.75 percent of our total assets. At March 31, 2009, China and Germany had total cross-border exposures of $19.7 billion and $18.6 billion, representing 0.85 percent and 0.80 percent of total assets.

Table 36

Total Cross-border Exposure Exceeding One Percent of Total Assets (1, 2)

(Dollars in millions)		Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percentage of Total Assets
United Kingdom	March 31, 2009	$656	$11,240	$47,724	$59,620	2.57%
	December 31, 2008	543	567	12,167	13,277	0.73

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

(2)

At March 31, 2009 and December 31, 2008, total cross-border exposure for the United Kingdom included derivatives exposure of $5.6 billion and $3.2 billion which had been reduced by the amount of cash collateral applied of $9.0 billion and $4.5 billion. Derivative assets were collateralized by other marketable securities of $62 million and $124 million at March 31, 2009 and December 31, 2008.

As presented in Table 37, foreign exposure to borrowers or counterparties in emerging markets increased $14.0 billion to $59.8 billion at March 31, 2009, compared to $45.8 billion at December 31, 2008. The increase was driven by the inclusion of $18.8 billion of Merrill Lynch exposure partially offset by the sale of a portion of our CCB investment. Foreign exposure to borrowers or counterparties in emerging markets represented 25 percent and 35 percent of total foreign exposure at March 31, 2009 and December 31, 2008.

Table 37

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at March 31, 2009	Increase (Decrease) From December 31, 2008
Region/Country
Asia Pacific
China	$534	$182	$884	$18,080	$19,680	$-	$19,680	$(1,025)
South Korea	495	1,229	3,217	2,466	7,407	106	7,513	2,837
India	1,411	595	1,193	2,275	5,474	443	5,917	1,483
Singapore	645	271	628	367	1,911	-	1,911	342
Hong Kong	540	410	235	347	1,532	-	1,532	851
Taiwan	258	19	127	202	606	335	941	99
Other Asia Pacific (7)	282	84	79	908	1,353	37	1,390	785
Total Asia Pacific	4,165	2,790	6,363	24,645	37,963	921	38,884	5,372
Latin America
Brazil	617	819	400	3,853	5,689	493	6,182	2,313
Mexico	2,381	423	359	2,446	5,609	-	5,609	1,452
Chile	184	325	594	61	1,164	3	1,167	588
Other Latin America (7)	82	342	514	624	1,562	133	1,695	1,048
Total Latin America	3,264	1,909	1,867	6,984	14,024	629	14,653	5,401
Middle East and Africa
South Africa	356	7	67	745	1,175	-	1,175	848
United Arab Emirates	433	76	187	119	815	-	815	405
Other Middle East and Africa (7)	895	108	332	353	1,688	5	1,693	(25)
Total Middle East and Africa	1,684	191	586	1,217	3,678	5	3,683	1,228
Central and Eastern Europe
Russian Federation	270	-	192	378	840	-	840	748
Other Central and Eastern Europe (7)	921	149	288	410	1,768	9	1,777	1,240
Total Central and Eastern Europe	1,191	149	480	788	2,608	9	2,617	1,988
Total emerging market exposure	$10,304	$5,039	$9,296	$33,634	$58,273	$1,564	$59,837	$13,989

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at March 31, 2009 and December 31, 2008.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.

(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $635 million and $152 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008 there were $1.1 billion and $531 million of other marketable securities collateralizing derivative assets for which credit risk has not been reduced.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at March 31, 2009 was $17.6 billion compared to $12.6 billion at December 31, 2008. Local liabilities at March 31, 2009 in Asia Pacific and Latin America were $16.9 billion and $693 million, of which $8.5 billion were in Singapore, $2.7 billion were in Hong Kong, $2.3 billion were in South Korea, $1.3 billion were in India, $943 million were in China and $639 million in Mexico. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, or Other Central and Eastern Europe had total foreign exposure of more than $500 million.

At March 31, 2009 and December 31, 2008, 65 percent and 73 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $5.4 billion driven by the inclusion of $9.3 billion of Merrill Lynch exposure partially offset by the sale of a portion of our CCB investment. Our exposure in China was primarily related to our equity investment in CCB which accounted for $16.8 billion and $19.7 billion at March 31, 2009 and December 31, 2008. In 2008 under the terms of our purchase option we increased our ownership in CCB by purchasing 25.6 billion common shares for approximately $9.2 billion. These recently purchased shares are accounted for at cost in other assets and are non-transferable until August 2011. In January 2009, we sold 5.6 billion common shares of our 19.1 billion common share initial investment in CCB for $2.8 billion, reducing our ownership to 16.7 percent and resulting in a pre-tax gain of approximately $1.9 billion. The remaining initial investment of 13.5 billion common shares is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI.

At March 31, 2009, 25 percent of the emerging markets exposure was in Latin America compared to 20 percent at December 31, 2008. Latin America emerging markets exposure increased by $5.4 billion driven by the inclusion of $5.2 billion Merrill Lynch exposure. Our exposure in Brazil was primarily related to the carrying value of our investment in Banco Itaú, which accounted for $2.5 billion in Brazil at both March 31, 2009 and December 31, 2008 as well as the acquisition of Merrill Lynch which contributed $2.4 billion to total exposure in Brazil. Our equity investment in Banco Itaú represents five percent and eight percent of its outstanding voting and non-voting shares at March 31, 2009 and December 31, 2008. Our exposure in Mexico was primarily related to our 24.9 percent equity investment in Santander which accounted for $2.2 billion and $2.1 billion at March 31, 2009 and December 31, 2008 as well as the inclusion of $1.1 billion of Merrill Lynch exposure at March 31, 2009.

At both March 31, 2009 and December 31, 2008, six percent of the emerging markets exposure was in Middle East and Africa. Middle East and Africa emerging markets exposure increased by $1.2 billion, driven by the inclusion of $2.1 billion of Merrill Lynch exposure which was partially offset by the decline in cross-border securities and other investments exposures in Bahrain.

At March 31, 2009 and December 31, 2008, four percent and one percent of the emerging markets exposure was in Central and Eastern Europe which increased by $2.0 billion, driven by the inclusion of $2.3 billion Merrill Lynch exposure, offset by reductions in legacy Bank of America portfolio.

Provision for Credit Losses

The provision for credit losses increased $7.4 billion to $13.4 billion for the three months ended March 31, 2009 compared to the same period in 2008.

The consumer portion of the provision for credit losses increased $6.0 billion to $10.6 billion for the three months ended March 31, 2009 compared to the same period in 2008. The higher provision for credit losses was largely driven by higher net charge-offs and reserve increases in our consumer real estate portfolios, including reserve increases on our Countrywide SOP 03-3 home equity portfolio, reflective of deterioration in the economy and housing markets particularly in geographic areas that have experienced the most significant declines in home prices. The weak economy also drove higher credit costs in the consumer credit card and consumer lending portfolios. Reserve additions related to maturing credit card securitizations were a contributor as well.

The commercial portion of the provision for credit losses increased $1.4 billion to $2.7 billion for the three months ended March 31, 2009 compared to the same period in 2008. Increases were primarily driven by higher net charge-offs and reserve increases within Global Banking in both the real estate portfolio, due to deterioration across various property types, and commercial domestic, reflecting broad-based deterioration due to the weak economy. Also contributing were higher net charge-offs in our small business portfolios within Global Card Services, reflecting the economic weakness in certain geographic areas as mentioned above.

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

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases excluding loans measured at fair value. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of March 31, 2009 quarterly updating of historical loss experience resulted in increases in the allowance for loan and lease losses mainly in the commercial real estate portfolio. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of March 31, 2009 quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses across most consumer and small business products.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 39 was $21.4 billion at March 31, 2009, an increase of $4.8 billion from December 31, 2008. This increase was primarily related to the impacts of the weak economy, and deterioration in the housing markets, which drove reserve builds for higher losses across most consumer portfolios. With respect to the Countrywide SOP 03-3 portfolio, updating of our expected principal cash flows resulted in an increase in the reserves in home equity and a reduction in discontinued real estate.

The allowance for commercial loan and lease losses was $7.6 billion at March 31, 2009, a $1.2 billion increase from December 31, 2008. The increase in allowance levels was driven by higher losses in the small business portfolio within Global Card Services and reserve increases on the real estate and domestic loan portfolios within Global Banking. For further discussion, see Provision for Credit Losses on page 158.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.00 percent at March 31, 2009, compared to 2.49 percent at December 31, 2008. The increase in the ratio was primarily driven by reserve increases for higher losses in the residential mortgage and home equity portfolios, reflective of continued weakness in the housing markets and a weak economy. The higher ratio was also due to reserve increases for higher losses in the Global Card Services’ consumer lending, consumer card and small business portfolios. These reserve increases were a result of the weak economy, particularly in geographic areas that have experienced the most significant housing declines. In addition, the March 31, 2009 and December 31, 2008 ratios also include the impact of the SOP 03-3 portfolio.

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

The reserve for unfunded lending commitments at March 31, 2009 was $1.4 billion compared to $421 million at December 31, 2008. The increase was largely driven by the fair value of the acquired Merrill Lynch unfunded commitments.

Table 38 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2009 and 2008.

Table 38

Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Allowance for loan and lease losses, January 1	$23,071	$11,588
Loans and leases charged off
Residential mortgage	(799)	(70)
Home equity	(1,710)	(503)
Discontinued real estate	(15)	n/a
Credit card – domestic	(1,477)	(950)
Credit card – foreign	(203)	(135)
Direct/Indirect consumer	(1,497)	(719)
Other consumer	(117)	(103)
Total consumer charge-offs	(5,818)	(2,480)
Commercial – domestic (1)	(909)	(470)
Commercial real estate	(455)	(108)
Commercial lease financing	(69)	(21)
Commercial – foreign	(105)	(7)
Total commercial charge-offs	(1,538)	(606)
Total loans and leases charged off	(7,356)	(3,086)
Recoveries of loans and leases previously charged off
Residential mortgage	14	4
Home equity	29	7
Discontinued real estate	-	n/a
Credit card – domestic	51	103
Credit card – foreign	17	26
Direct/Indirect consumer	248	164
Other consumer	20	17
Total consumer recoveries	379	321
Commercial – domestic (2)	32	29
Commercial real estate	-	1
Commercial lease financing	2	6
Commercial – foreign	1	14
Total commercial recoveries	35	50
Total recoveries of loans and leases previously charged off	414	371
Net charge-offs	(6,942)	(2,715)
Provision for loan and lease losses	13,352	6,021
Other (3)	(433)	(3)
Allowance for loan and lease losses, March 31	29,048	14,891
Reserve for unfunded lending commitments, January 1	421	518
Provision for unfunded lending commitments	28	(11)
Other (4)	908	-
Reserve for unfunded lending commitments, March 31	1,357	507
Allowance for credit losses, March 31	$30,405	$15,398
Loans and leases outstanding at March 31 (5)	$969,653	$868,813
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (5, 6)	3.00%	1.71%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (6)	3.52	1.70
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (5, 6)	2.11	1.74
Average loans and leases outstanding at March 31 (5, 6)	$986,538	$870,980
Net charge-offs as a percentage of average loans and leases outstanding at March 31 (5, 6)	2.85%	1.25%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (5, 6)	121	203
Ratio of the allowance for loan and lease losses at March 31 to net charge-offs (6)	1.03	1.36

(1)	Includes small business commercial – domestic charge-offs of $644 million and $373 million for the three months ended March 31, 2009 and 2008.
(2)	Includes small business commercial – domestic recoveries of $11 million and $9 million for the three months ended March 31, 2009 and 2008.
(3)

For the three months ended March 31, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation. This reduction was partially offset by a $340 million increase associated with the reclassification of the December 31, 2008 receivable expected to be reimbursable under residential mortgage cash collateralized synthetic securitizations from the allowance for loan and lease losses to other assets.

(4)	For the three months ended March 31, 2009, this amount represents the fair value of the acquired Merrill Lynch unfunded lending commitments, excluding those accounted for in accordance with SFAS 159.
(5)

Outstanding loan and lease balances and ratios do not include loans measured at fair value in accordance with SFAS 159 at March 31, 2009 and 2008. Loans measured at fair value were $7.4 billion and $5.1 billion at March 31, 2009 and 2008. Average loans measured at fair value were $7.6 billion and $4.7 billion during the three months ended March 31, 2009 and 2008.

(6)

We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 131 and Commercial Portfolio Credit Risk Management beginning on page 142.

n/a	= not applicable

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 39 presents our allocation by product type.

Table 39

Allocation of the Allowance for Credit Losses by Product Type (1)

	March 31, 2009			December 31, 2008
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)
Allowance for loan and lease losses
Residential mortgage	$2,856	9.83%	1.09%	$1,382	5.99%	0.56%
Home equity	7,457	25.67	4.73	5,385	23.34	3.53
Discontinued real estate	67	0.23	0.35	658	2.85	3.29
Credit card – domestic	4,597	15.83	8.96	3,947	17.11	6.16
Credit card – foreign	866	2.98	5.20	742	3.22	4.33
Direct/Indirect consumer	5,381	18.52	5.40	4,341	18.81	5.20
Other consumer	202	0.70	6.11	203	0.88	5.87
Total consumer	21,426	73.76	3.52	16,658	72.20	2.83
Commercial – domestic (3)	5,264	18.12	2.29	4,339	18.81	1.98
Commercial real estate	1,756	6.05	2.33	1,465	6.35	2.26
Commercial lease financing	238	0.82	1.08	223	0.97	1.00
Commercial – foreign	364	1.25	1.09	386	1.67	1.25
Total commercial (4)	7,622	26.24	2.11	6,413	27.80	1.90
Allowance for loan and lease losses	29,048	100.00%	3.00%	23,071	100.00%	2.49%
Reserve for unfunded lending commitments (5)	1,357			421
Allowance for credit losses	$30,405			$23,492

(1)

We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk beginning on page 131 and Commercial Portfolio Credit Risk beginning on page 142.

(2)

Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans measured in accordance with SFAS 159 for each loan and lease category. Loans measured at fair value include commercial – domestic loans of $4.8 billion and $3.5 billion, commercial – foreign loans of $2.5 billion and $1.7 billion, and commercial real estate loans of $89 million and $203 million at March 31, 2009 and December 31, 2008.

(3)	Includes allowance for small business commercial – domestic loans of $3.1 billion and $2.4 billion at March 31, 2009 and December 31, 2008.
(4)	Includes allowance for loan and lease losses for impaired commercial loans of $1.1 billion and $691 million at March 31, 2009 and December 31, 2008.
(5)	For the three months ended March 31, 2009, amount includes the $908 million addition of the Merrill Lynch reserve for unfunded lending commitments as of January 1, 2009.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, the ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 78 through 82 of the MD&A of the Corporation’s 2008 Annual Report on Form 10-K.

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

The GRC, chaired by the Global Markets Risk Executive, has been designated by ALCO as the primary governance authority for Global Markets Risk Management including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2009 as compared with the three months ended December 31, 2008. During the three months ended March 31, 2009, positive trading-related revenue was recorded for 93 percent of the trading days of which 82 percent were daily trading gains of over $25 million, five percent of the trading days had losses greater than $25 million, and the largest loss was $81 million. This can be compared to the three months ended December 31, 2008, where positive trading-related revenue was recorded for 56 percent of the trading days of which 32 percent were daily trading gains of over $25 million, 27 percent of the trading days had losses greater than $25 million, and the largest loss was $173 million. The increase in daily trading gains of over $25 million during the three months ended March 31, 2009 compared to the three months ended December 31, 2008 was driven by more favorable markets and the acquisition of Merrill Lynch.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VAR is a key statistic used to measure market risk. Additionally, VAR is evaluated for our non-trading related hedges for certain exposures in our commercial credit portfolio, and is excluded from the following discussion. For more information, see discussion on page 153. In order to manage day-to-day risks, VAR is subject to trading limits both for our overall trading portfolio and within individual businesses. All limit excesses are communicated to management for review.

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

A VAR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are however many limitations inherent in a VAR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VAR model. As such, we update the historical data underlying our VAR model on a bi-weekly basis and regularly review the assumptions underlying the model.

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

The following graph shows daily trading-related revenue and VAR for the twelve months ended March 31, 2009. Actual losses exceeded daily trading VAR two times in the twelve months ended March 31, 2009 and fourteen times in the twelve months ended March 31, 2008. Our increase in total trading VAR over the first quarter resulted from the acquisition of Merrill Lynch. VAR was $325 million and $212 million as of January 2, 2009 and March 31, 2009.

Table 40 presents average, high and low daily trading VAR for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008.

Table 40
Trading Activities Market Risk
	Three Months Ended March 31, 2009			Three Months Ended December 31, 2008			Three Months Ended March 31, 2008

	VAR			VAR			VAR

(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)

Foreign exchange	$15.6	$26.1	$9.7	$8.7	$11.7	$6.4	$6.7	$9.5	$5.0

Interest rate	68.3	92.1	48.4	35.1	54.9	17.8	19.1	28.7	12.4

Credit	241.6	338.7	184.3	127.3	185.2	75.5	67.9	102.7	44.1

Real estate/mortgage	51.3	70.4	41.4	29.4	43.1	16.8	20.0	28.0	15.4

Equities	36.3	54.9	27.1	38.4	63.9	17.3	26.8	33.2	20.9

Commodities	20.1	29.1	16.0	3.8	5.4	2.4	9.5	12.5	6.6

Portfolio diversification	(188.6)	-	-	(71.4)	-	-	(59.9)	-	-
Total market-based trading portfolio (2)	$244.6	$325.2	$187.0	$171.3	$255.7	$94.0	$90.1	$133.6	$64.1

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	The table above does not include credit protection purchased to manage our counterparty credit risk.

The increases in average VAR during the first quarter of 2009 resulted from the acquisition of Merrill Lynch. In periods of market stress, the GRC members communicate daily to discuss losses and VAR limit excesses. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macro economic hedges are executed to reduce the exposure.

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

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. Additionally, hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. In addition to the value afforded by the results themselves this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. As a result of the acquisition of Merrill Lynch, we are extending the legacy Bank of America stress testing capabilities to the positions maintained on the legacy Merrill Lynch platform. We are also reviewing our scenarios to ensure that they fully capture the material risks of the post-acquisition business, and that they reflect recent market experience.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at March 31, 2009 and December 31, 2008 were as follows:

Table 41
Forward Rates
	March 31, 2009			December 31, 2008
	Federal Funds	Three-Month LIBOR	10-Year Swap	Federal Funds	Three-Month LIBOR	10-Year Swap
Spot rates	0.25%	1.19%	2.88%	0.25%	1.43%	2.56%
12-month forward rates	0.61	1.29	3.16	0.75	1.41	2.80

For the three months ended March 31, 2009, the spread between the spot three-month LIBOR rate and the Federal Funds target rate had narrowed since December 31, 2008. We are typically asset sensitive to Federal Funds and Prime rates, and liability sensitive to LIBOR. As the Federal Funds and LIBOR dislocation narrows, the benefit to net interest income from lower rates is greater. Subsequent to the three months ended March 31, 2009, the spread between the spot three-month LIBOR rate and the Federal Funds target rate has narrowed further.

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next 12 months from March 31, 2009 and December 31, 2008, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 89.

Table 42
Estimated Core Net Interest Income – Managed Basis at Risk
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	March 31 2009	December 31 2008
+100 bps Parallel shift	+100	+100	$401	$144
-100 bps Parallel shift	-100	-100	(553)	(186)
Flatteners
Short end	+100	-	(42)	(545)
Long end	-	-100	(466)	(638)
Steepeners
Short end	-100	-	(91)	453
Long end	-	+100	440	698

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

Our core net interest income – managed basis was asset sensitive to a parallel move in interest rates at both March 31, 2009 and December 31, 2008. Beyond what is already implied in the forward market curve, the interest rate risk position has become more exposed to declining rates since December 31, 2008 driven by the deleveraging of the ALM portfolio and the acquisition of Merrill Lynch. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. As of March 31, 2009 and December 31, 2008, AFS debt securities were $254.2 billion and $276.9 billion. This decrease was due to the deleveraging of our ALM portfolio through the sale of agency mortgage-backed securities partially offset by the acquisition of Merrill Lynch. During the three months ended March 31, 2009 and 2008, we purchased AFS debt securities of $6.6 billion and $35.1 billion, sold $51.8 billion and $26.3 billion, and had maturities and received paydowns of $13.9 billion and $5.2 billion. We realized $1.5 billion and $225 million in gains on sales of debt securities during the three months ended March 31, 2009 and 2008. In addition, we securitized $388 million and $4.8 billion of residential mortgage loans into mortgage-backed securities which we retained during the three months ended March 31, 2009 and 2008.

The amount of pre-tax accumulated OCI loss related to AFS debt securities decreased by $385 million during the three months ended March 31, 2009 to $9.0 billion. For those securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery and it is more likely than not that we will not be required to sell the securities prior to recovery.

Accumulated OCI includes $2.9 billion in after-tax losses at March 31, 2009, including $5.7 billion of net unrealized losses related to AFS debt securities and $2.8 billion of net unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $254.2 billion at March 31, 2009 with a weighted average duration of 4.3 years and primarily relates to our mortgage-backed securities portfolio.

Prospective changes to the accumulated OCI amounts for the AFS securities portfolio will be driven by further interest rate, credit or price fluctuations (including market value fluctuations associated with our CCB and Banco Itaú investments), the collection of cash flows including prepayment and maturity activity, and the passage of time. A portion of the Corporation’s strategic investment in CCB and all of its investment in Banco Itaú are carried at fair value. The carrying values of CCB and Banco Itaú were $16.8 billion and $2.5 billion at March 31, 2009. Unrealized gains (losses) on these investments of $3.6 billion and $(87) million, net-of-tax, are subject to currency and price fluctuations, and are recorded in accumulated OCI. During 2008, under the terms of our purchase option, we increased our ownership to approximately 19 percent by purchasing approximately $9.2 billion of the common shares of CCB. These shares are restricted through August 2011 and are carried at cost. In January 2009, we sold 5.6 billion common shares of our common share initial investment in CCB for approximately $2.8 billion resulting in a pre-tax gain of approximately $1.9 billion and our ownership was reduced to 16.7 percent.

We recognized $371 million and $563 million of other-than-temporary impairment losses through earnings on AFS debt securities during the three months ended March 31, 2009 and 2008. We also recognized $326 million and $14 million of other-than-temporary impairment losses on AFS marketable equity securities during the three months ended March 31, 2009 and 2008.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition of the issuer of the security and its ability to recover market value; and the Corporation’s intent and ability to hold the security to recovery. Based on the Corporation’s evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at March 31, 2009 are other-than-temporarily impaired.

We adopted the provisions of FSP FAS 115-2 as of January 1, 2009. As prescribed by FSP FAS 115-2, for the three months ended March 31, 2009, we recognized the credit component of an other-than-temporary impairment of debt securities in earnings and the noncredit component in OCI for those securities in which the Corporation does not intend to sell the security and it is more likely than not that the Corporation will not be required to sell the security prior to recovery. Had the Corporation not adopted FSP FAS 115-2, the Corporation would have recognized an additional $277 million, pre-tax, in other-than-temporary impairment charges during the three months ended March 31, 2009. For more information on the adoption of FSP FAS 115-2 see Note 5 – Securities to the Consolidated Financial Statements.

Residential Mortgage Portfolio

At March 31, 2009 and December 31, 2008, residential mortgages were $261.6 billion and $248.1 billion. We originated $85.2 billion in first mortgages during the three months ended March 31, 2009 of which we added $5.1 billion to the residential mortgage portfolio. The acquisition of Merrill Lynch during the first quarter of 2009 added $18.1 billion of residential mortgages. We securitized $388 million and $4.8 billion of residential mortgage loans into mortgage-backed securities which we retained during the three months ended March 31, 2009 and 2008. We had no purchases of residential mortgages related to ALM activities during the first quarter of 2009, compared to purchases of $44 million during the same period in 2008. We sold $557 million of residential mortgages during the three months ended March 31, 2009 of which $161 million were originated residential mortgages, resulting in gains of $13 million. This compares to sales of $8.4 billion during the three months ended March 31, 2008, which were comprised of $5.6 billion in originated residential mortgages, resulting in gains of $126 million. The remaining $396 million and $2.8 billion were related to service by others loan sales, resulting in gains of $4 million and $32 million during the three months ended March 31, 2009 and 2008. We received paydowns of $9.8 billion and $8.2 billion during the three months ended March 31, 2009 and 2008.

The discontinued real estate portfolio that was acquired in connection with Countrywide had a balance of $19.0 billion at March 31, 2009 compared to $20.0 billion at December 31, 2008 and was incorporated into our ALM activities.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 43 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at March 31, 2009 and December 31, 2008. These amounts do not include our derivative hedges on our net investments in consolidated foreign operations.

Changes to the composition of our derivatives portfolio during the three months ended March 31, 2009 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions increased from $5.0 billion at December 31, 2008 to $8.7 billion at March 31, 2009. Changes in the levels of the option positions were driven by $3.7 billion of swaptions acquired as a result of the Merrill Lynch acquisition. Our interest rate swap positions (including foreign exchange contracts) were a net receive fixed position of $166.3 billion at March 31, 2009 compared to a net receive fixed position of $50.3 billion at December 31, 2008. Changes in the notional levels of our interest rate swap position were driven by the net addition of $103.6 billion in U.S. dollar-denominated receive fixed swaps, the addition of $16.3 billion in pay fixed swaps and the net addition of $28.7 billion in foreign denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps was $95.1 billion and $54.6 billion at March 31, 2009 and December 31, 2008.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased $6.3 billion from a gain of $6.4 billion at December 31, 2008 to a gain of $12.7 billion at March 31, 2009. The increase was primarily attributable to changes in the value of U.S. dollar-denominated receive fixed interest rate swaps of $6.1 billion and foreign exchange contracts of $1.7 billion. The increase was partially offset by losses from changes in the value of foreign exchange basis swaps of $1.7 billion. The decrease in the value of foreign exchange basis swaps was mostly attributable to the strengthening of the U.S. dollar against most foreign currencies during the three months ended March 31, 2009.

  Table 43

  Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2009
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$8,214								4.24
Notional amount		$130,795	$1,454	$11,370	$18,839	$47,748	$7,860	$43,524
Weighted average fixed rate		3.28%	0.05%	0.22%	0.26%	0.79%	0.23%	1.73%
Pay fixed interest rate swaps (1)	(159)								2.21
Notional amount		$16,284	$-	$3,645	$525	$7,818	$755	$3,541
Weighted average fixed rate		2.14%	-%	0.41%	0.10%	0.88%	0.13%	0.62%
Same currency basis swaps (3)	106
Notional amount		$28,988	$6,507	$2,658	$2,854	$10,034	$1,056	$5,879
Foreign exchange basis swaps (2, 4, 5)	1,514
Notional amount		95,142	6,624	9,109	11,671	13,835	12,650	41,253
Option products (6)	298
Notional amount		8,722	5,000	20	1,800	700	100	1,102
Foreign exchange contracts (2, 5, 7)	2,797
Notional amount (8)		51,794	4,876	6,190	4,179	5,093	6,700	24,756
Futures and forward rate contracts	(22)
Notional amount (8)		(5,243)	(5,243)	-	-	-	-	-
Net ALM contracts	$12,748

December 31, 2008
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$2,103								4.93
Notional amount		$27,166	$17	$4,002	$-	$9,258	$773	$13,116
Weighted average fixed rate		4.08%	7.35%	1.89%	-%	3.31%	4.53%	5.27%
Foreign exchange basis swaps (2, 4, 5)	3,196
Notional amount		$54,569	$4,578	$6,192	$3,986	$8,916	$4,819	$26,078
Option products (6)	-
Notional amount		5,025	5,000	22	-	-	-	3
Foreign exchange contracts (2, 5, 7)	1,070
Notional amount (8)		23,063	2,313	4,021	1,116	1,535	486	13,592
Futures and forward rate contracts	58
Notional amount (8)		(8,793)	(8,793)	-	-	-	-	-
Net ALM contracts	$6,427
(1)

At March 31, 2009, the receive fixed interest rate swap notional that represented forward starting swaps and will not be effective until their respective contractual start dates was $5.9 billion and the forward starting pay fixed swap positions was $401 million. There were no forward starting pay or receive fixed swap positions at December 31, 2008.

(2)

Does not include basis adjustments on fixed rate debt issued by the Corporation and hedged under fair value hedge relationships pursuant to SFAS 133 that substantially offset the fair values of these derivatives.

(3)

At March 31, 2009, same currency basis swaps consist of $29.0 billion in both foreign and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency. There were no same currency basis swaps at December 31, 2008.

(4)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.
(5)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.
(6)

Option products of $8.7 billion at March 31, 2009 are comprised of $5.0 billion in purchased caps and $3.7 billion in swaptions. Option products of $5.0 billion at December 31, 2008 are comprised completely of purchased caps.

(7)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $51.8 billion in foreign-denominated and cross-currency receive fixed swaps and $9 million in foreign currency forward rate contracts at March 31, 2009, and $23.1 billion in foreign-denominated and cross-currency receive fixed swaps and $78 million in foreign currency forward rate contracts at December 31, 2008.

(8)	Reflects the net of long and short positions.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corporation also utilizes equity-indexed derivatives accounted for as SFAS 133 cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.0 billion and $3.5 billion at March 31, 2009 and December 31, 2008. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at March 31, 2009, the pre-tax net losses are expected to be reclassified into earnings as follows: $814 million, or 17 percent within the next year, 64 percent within five years, and 88 percent within 10 years, with the remaining 12 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

In addition to the derivatives disclosed in Table 43 above, we hedge our net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days as well as by issuing foreign-denominated debt. The Corporation recorded gains from derivatives and foreign denominated debt of $1.1 billion in accumulated OCI associated with net investment hedges for the three months ended March 31, 2009 as compared to net gains of $54 million for the same period in 2008. The gains for the three months ended March 31, 2009 were driven by the strengthening of the U.S. dollar against certain foreign currencies including the British Pound, Canadian Dollar and the Euro. Additionally, the Corporation recorded unrealized losses of $1.1 billion in accumulated OCI associated with changes in the value of our net investments in consolidated foreign entities for the three months ended March 31, 2009 as compared to unrealized gains of $12 million for the same period in 2008.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subjects us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At March 31, 2009 and December 31, 2008, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $157.6 billion and $97.2 billion.

MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, euro dollar futures, mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at March 31, 2009 were $1.3 trillion and $85.7 billion, for a total notional amount of $1.4 trillion. At December 31, 2008, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.0 trillion and $87.5 billion, for a total notional amount of $1.1 trillion. For the three months ended March 31, 2009, we recorded gains in mortgage banking income of $211 million related to the change in fair value of these economic hedges as compared to gains of $266 million for the same period in 2008. For additional information on MSRs, see Note 17 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see the Home Loans & Insurance discussion beginning on page 97.

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

We approach operational risk management from two perspectives: corporate-wide and line of business-specific. The Compliance and Operational Risk Committee provides oversight of significant corporate-wide compliance and operational risk issues. Within Global Risk Management, Global Operational Risk Management develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the Corporation. Through training and communication efforts, operational risk awareness is driven across the Corporation.

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

Additionally, where appropriate, we purchase insurance policies to mitigate the impact of operational losses when and if they occur. These insurance policies are explicitly incorporated in the structural features of our operational risk evaluation. As insurance recoveries, especially given recent market events, are subject to legal and financial uncertainty, the inclusion of these insurance policies are subject to reductions in the mitigating benefits expected within our operational risk evaluation.

The lines of business are responsible for all the risks within the business line, including operational risk. Operational Risk executives, working in conjunction with senior line of business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each business line. Examples of these include processes to ensure compliance with laws and regulations, personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. In addition, the lines of business are responsible for monitoring adherence to corporate practices. Line of business management uses a self-assessment process, which helps to identify and evaluate the status of risk and control issues, including mitigation plans, as appropriate. The goal of the self-assessment process is to periodically assess changing market and business conditions, to evaluate key risks impacting each line of business and assess the controls in place to mitigate the risks. In addition to information gathered from the self-assessment process, key compliance and operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level.

With regards to the Merrill Lynch acquisition, we are in the process of integrating our operational risk management strategies, policies, practices, controls and monitoring tools.

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

We made fast-track loan modifications under Segment 2 of the ASF Framework during the three months ended March 31, 2009 and the off-balance sheet accounting treatment of QSPEs that hold those loans was not affected. In addition, other workout activities relating to subprime ARMs including modifications (e.g., interest rate reductions and capitalization of interest) and repayment plans were also made. These initiatives are our continuing effort to work with all of our customers that are eligible and affected by loans that meet the requisite criteria. These foreclosure prevention efforts will reduce foreclosures and the related losses providing a solution for customers and protecting investors.

As of March 31, 2009, the principal balance of beneficial interests issued by the QSPEs that hold subprime ARMs totaled $79.3 billion and the fair value of beneficial interests related to those QSPEs held by the Corporation totaled $13 million. The following table presents a summary of loans in QSPEs that hold subprime ARMs as of March 31, 2009 as well as workout and payoff activity for the subprime loans by ASF categorization for the three months ended March 31, 2009.

  Table 44

  QSPE Loans Subject to ASF Framework Evaluation

	March 31, 2009		Activity During the Three Months Ended March 31, 2009
(Dollars in millions)	Balance	Percent	Payoffs	Fast-track Modifications	Other Workout Activities	Foreclosures
Segment 1	$5,709	7.2%	$197	$-	$224	$2
Segment 2	8,766	11.1	48	33	1,059	11
Segment 3	20,299	25.6	336	-	2,127	1,242

Total subprime ARMs	34,774	43.9	581	33	3,410	1,255
Other loans	40,363	50.9	n/a	n/a	n/a	n/a
Foreclosed properties	4,115	5.2	n/a	n/a	n/a	n/a

Total	$79,252	100.0%	$581	$33	$3,410	$1,255

n/a = not applicable

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. The balance of our financial assets and liabilities has significantly increased with the acquisition of Merrill Lynch. As such, we have included the discussion below. We have also provided information on our goodwill and intangible assets as we continue impairment testing as of March 31, 2009. Other complex accounting estimates are summarized in Complex Accounting Estimates on pages 87 through 91 of the MD&A of the Corporation’s 2008 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We determine the fair market values of financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. We carry certain corporate loans and loan commitments, LHFS, reverse repurchase agreements, repurchase agreements, securities borrowed transactions, long-term deposits, and certain structured notes at fair value in accordance with SFAS 159. We also carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs, and certain other assets at fair value. For more information, see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements.

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

Trading account assets and liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of trading account assets or liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At March 31, 2009, $28.4 billion, or 14 percent, of trading account assets were classified as Level 3 fair value assets and $326 million, or less than one percent, of trading account liabilities were classified as Level 3 fair value liabilities.

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

At March 31 2009, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $41.8 billion and $34.4 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variable. Further, they both represented less than two percent of derivative assets and liabilities, before the impact of legally enforceable master netting agreements. During the three months ended March 31, 2009, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Trading account profits (losses), which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits (losses) are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential daily loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At March 31, 2009, the amount of our VAR was $212 million based on a 99 percent confidence level. For more information on VAR, see Trading Risk Management beginning on page 161.

AFS debt and marketable equity securities are recorded at fair value, which is generally based on quoted market prices, market prices for similar assets, cash flow analysis or pricing services.

Goodwill and Intangible Assets

The nature of and accounting for goodwill and intangible assets is discussed in detail in Note 10 – Goodwill and Intangible Assets as well as Note 1 - Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed at June 30 or in interim periods if events or circumstances indicate a potential impairment. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill. As discussed in more detail in Note 18 – Business Segment Information to the Consolidated Financial Statements, the Corporation changed its basis of presentation from three segments to six segments effective January 1, 2009 in connection with the Merrill Lynch acquisition. As a result, the reporting units to be utilized for goodwill impairment tests will be the business segment or, where appropriate, one level below the business segments.

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

For intangible assets subject to amortization, impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from it. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value. There were no intangible asset impairments during the first quarter of 2009.

The Corporation’s stock price, consistent with stock prices in the financial services industry, has declined significantly during the past six months primarily due to the deterioration in the financial markets as the overall economy moved into a recession, the economic outlook and the increased risk of government intervention. During this period, our market capitalization fell below its recorded book value. As none of our reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that recent fluctuations in our market capitalization as a result of the recession and market dislocation, is reflective of actual cash flows and the fair value of our reporting units.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach and the market approach and included the use of independent valuations. The fair values of the intangible assets were determined using the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. We utilized discount rates that we believe adequately reflected the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. For purposes of the market approach, valuations of reporting units were estimated from market multiples derived from the stock prices of comparable publicly-traded companies in similar industries of the reporting unit.

During the fourth quarter of 2008, we performed interim goodwill impairment tests for all reporting units given the significant decline in our stock price and existing market conditions in the financial services industry during that time. We evaluated the fair value of our reporting units using a combination of the market and income approach. Due to the volatility and uncertainties in the current market environment we used a range of valuations to determine the fair value of each reporting unit. In performing our updated goodwill impairment analysis, which excluded the current increase in mortgage refinancings that we have benefited from, Home Loans & Insurance failed the first step analysis (i.e., carrying value exceeded its fair value) and therefore we performed the second step analysis. In addition, given the rise in the implied control premium and the range in valuations, we believe the assumptions used in our analysis were tied to an overall inefficient market driven by uncertainty. As such, although not required, to further substantiate the value of our goodwill balance we also performed the second step analysis described above for Global Card Services as this reporting unit had experienced stress due to the current economic environment. As a result of our tests, no goodwill impairment losses were recognized for 2008.

During the first quarter of 2009, the economy continued to be in recession and our stock price remained depressed. As a result, we concluded that circumstances warranted an additional interim goodwill impairment analysis for the Home Loans & Insurance and Global Card Services reporting units. In the first step of the goodwill impairment analysis, the fair value of Home Loans & Insurance was estimated under the market approach and the fair value of Global Card Services was estimated under the income approach. Under the market approach valuation for Home Loans & Insurance, significant assumptions included market multiples and a control premium. In Global Card Services’ valuation under the income approach, the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. Under the first step, both Home Loans & Insurance and Global Card Services passed. Although not required, to further substantiate the value of our goodwill balance, we also performed the second step of the goodwill impairment analysis for both reporting units. Significant assumptions in the fair valuation of the assets and liabilities of the reporting units in the step two analysis included discount rates, loss rates, interest rates and new account growth. As of the date of the goodwill impairment analysis, the carrying amount of the business, fair value of the business and goodwill for Home Loans & Insurance was $14.5 billion, $18.8 billion and $4.8 billion, respectively, and for Global Card Services was $40.3 billion, $47.9 billion and $22.3 billion, respectively. Based on the results of our tests, no goodwill impairment was recognized during the first quarter of 2009.

In estimating the fair value of the reporting units in the first step of the goodwill impairment analysis, we note that the fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption would eventually lead to the fair value of a reporting unit to be less than its carrying amount. Also, to the extent the second step of the goodwill analysis is required, changes in the estimated fair value of the individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

If current economic conditions continue to deteriorate or other events adversely impact the business models and the related assumptions including discount rates, loss rates, interest rates and new account growth used to value these reporting units, there could be a change in the valuation of our goodwill and intangible assets and may possibly result in the recognition of impairment losses. With any assumption change, when a prolonged change in performance causes the fair value of the reporting unit to fall below the carrying amount of goodwill, goodwill impairment will occur.

Glossary

Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (AMLF) – A lending program created by the Federal Reserve on September 19, 2008 that provides nonrecourse loans to U.S. financial institutions for the purchase of U.S. dollar-denominated high-quality asset-backed commercial paper from money market mutual funds under certain conditions. This program is intended to assist money market funds that hold such paper in meeting demands for redemptions by investors and to foster liquidity in the asset-backed commercial paper market and money markets more generally. Financial institutions generally will bear no credit risk associated with commercial paper purchased under the AMLF.

Assets in Custody – Consist largely of custodial and non-discretionary trust assets administered for customers excluding brokerage assets. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of Global Wealth & Investment Management which generate asset management fees based on a percentage of the assets’ market value. AUM reflects assets that are generally managed for institutional, high net-worth and retail clients and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts.

Bridge Loan – A loan or security which is expected to be replaced by permanent financing (debt or equity securities, loan syndication or asset sales) prior to the maturity date of the loan. Bridge loans may include an unfunded commitment, as well as funded amounts, and are generally expected to be retired in one year or less.

Capital Assistance Program (CAP) – A program announced on February 25, 2009 by the U.S. Department of the Treasury to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under this program, federal banking supervisors conduct forward-looking assessments, or stress tests, to evaluate the capital needs of the major U.S. banking institutions under a more challenging economic environment. Eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis have been required to participate in the coordinated supervisory assessments and will have access to additional capital invested by the U.S. Treasury.

CDO-Squared – A type of CDO where the underlying collateralizing securities include tranches of other CDOs.

Client Brokerage Assets – Includes client assets which are held in brokerage accounts. This includes non-discretionary brokerage and fee-based assets which generate brokerage income and asset management fee revenue.

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

Emergency Economic Stabilization Act of 2008 (EESA) – Legislation signed into law on October 3, 2008, authorizing the U.S. Secretary of the Treasury to, among other things, establish the Troubled Asset Relief Program.

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

Financial Stability Plan – A plan announced on February 10, 2009 by the U.S. Treasury pursuant to the EESA which outlines a series of initiatives including the Capital Assistance Program (CAP); the creation of a new Public-Private Investment Program (PPIP); the expansion of the Term Asset-Backed Securities Loan Facility (TALF); the extension of the FDIC’s Temporary Liquidity Guarantee Program (TLGP) to October 31, 2009; the small business and community lending initiative; a broad program to stabilize the housing market by encouraging lower mortgage rates and making it easier for homeowners to refinance and avoid foreclosure; and a new framework of governance and oversight related to the use of funds of the Financial Stability Plan.

Homeowner Affordability and Stability Plan (HASP) – A plan announced on February 18, 2009 by the U.S. Treasury that is focused on reducing the number of foreclosures and making it easier for homeowners to refinance mortgages. The program is comprised of the Home Affordable Modification Program which provides guidelines on mortgage modifications and intends to help up to three to four million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments; and the Home Affordable Refinance Program which provides guidelines for refinancing of mortgages owned or guaranteed by Fannie Mae or Freddie Mac and will provide incentives to lenders to modify all eligible loans that fall under the guidelines of this program.

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

Primary Dealer Credit Facility (PDCF) – A facility announced on March 16, 2008 by the Federal Reserve to provide discount window loans to primary dealers that settle on the same business day and mature on the following business day, in exchange for a specified range of eligible collateral. The rate paid on the loan is the same as the primary credit rate at the Federal Reserve Bank of New York. In addition, primary dealers are subject to a frequency-based fee after they exceed 45 days of use. The frequency-based fee is based on an escalating scale and communicated to the primary dealers in advance. The PDCF will remain available to primary dealers until October 30, 2009 or longer if conditions warrant.

Qualified Special Purpose Entity (QSPE) – A special purpose entity whose activities are strictly limited to holding and servicing financial assets and meet the requirements set forth in SFAS 140. A qualified special purpose entity is generally not required to be consolidated by any party.

Public-Private Investment Program (PPIP) – A program announced on March 23, 2009 by the U.S. Treasury, the FDIC and Federal Reserve as part of efforts to improve balance sheets throughout the financial system and stimulate lending. This program will utilize $75 billion to $100 billion in Troubled Asset Relief Program (TARP) capital as well as capital from private investors and is expected to generate $500 billion in purchasing power to buy certain illiquid assets from financial institutions. This program seeks to maximize the impact of taxpayer dollars, share risks and profits with private sector participants, and allow private sector participation in the setting of competitive prices of the assets.

Return on Average Common Shareholders’ Equity (ROE) – Measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit.

Return on Average Tangible Shareholders’ Equity (ROTE) – Measures the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit reduced by allocated goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

Securitize / Securitization – A process by which financial assets are sold to a special purpose entity, which then issues securities collateralized by those underlying assets, and the return on the securities issued is based on the principal and interest cash flow of the underlying assets.

Small Business and Community Lending Initiative – A plan announced on March 16, 2009 by the U.S. Treasury to provide $15 billion to help increase small business owners’ access to credit. As part of the lending initiative, the U.S. Treasury intends to begin making direct purchases of certain securities backed by Small Business Administration (SBA) loans to improve liquidity in the credit markets. The program will also temporarily raise guarantees to up to 90 percent in the SBA’s loan program and temporarily eliminate certain SBA loan fees.

SOP 03-3 Portfolio – Loans acquired which showed signs of deterioration and were considered impaired. These loans were written down to fair value at the acquisition date in accordance with SOP 03-3.

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

Temporary Guarantee Program for Money Market Funds – A voluntary and temporary program announced on September 19, 2008 by the U.S. Treasury which provides for a guarantee to investors that they will receive $1.00 for each money market fund share held as of September 19, 2008, in the event that a participating fund no longer has a $1.00 per share net asset value and liquidates. With respect to such shares covered by this program, the guarantee payment would be equal to any shortfall between the amount received by an investor in a liquidation and $1.00 per share. Eligible money market mutual funds pay a fee to the U.S. Treasury to participate in this program which is currently effective through at least September 18, 2009.

Temporary Liquidity Guarantee Program (TLGP) – A program announced on October 14, 2008 by the FDIC which is comprised of the Debt Guarantee Program (DGP) under which the FDIC will guarantee, for a fee, all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities through October 31, 2009; and the Transaction Account Guarantee Program (TAGP) under which the FDIC will guarantee, for a fee, noninterest-bearing deposit accounts held at participating FDIC-insured depository institutions until December 31, 2009.

Term Asset-Backed Securities Loan Facility (TALF) – A facility announced on November 25, 2008 by the U.S. Treasury, using its authority under the EESA under which the Federal Reserve Bank of New York is authorized to make up to $200 billion (subject to increase) of non-recourse loans to eligible borrowers secured by eligible asset-backed securities and the U.S. Treasury will provide $20 billion of TARP funds as credit protection. The TALF is intended to assist the credit markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of asset-backed securities and improving the asset-backed securities markets.

Term Auction Facility (TAF) – A temporary credit facility announced on December 12, 2007 and implemented by the Federal Reserve that allows a depository institution to place a bid for an advance from its local Federal Reserve Bank at an interest rate that is determined as the result of an auction and is aimed to help ensure that liquidity provisions can be disseminated efficiently even when the unsecured interbank markets are under stress. The TAF will typically auction term funds with 28-day or 84-day maturities and is available to all depository institutions that are judged to be in generally sound financial condition by their local Federal Reserve Bank. Additionally, all TAF credit must be fully collateralized.

Term Securities Lending Facility (TSLF) – A weekly loan facility established and announced by the Federal Reserve on March 11, 2008 to promote liquidity in U.S. Treasury and other collateral markets and foster the functioning of financial markets by offering U.S. Treasury securities held by the System Open Market Account (SOMA) for loan over a one-month term against other program-eligible general collateral. Loans will be awarded to primary dealers based on competitive bidding, subject to a minimum fee requirement. The Open Market Trading Desk of the Federal Reserve Bank of New York will auction general U.S. Treasury collateral (treasury bills, notes, bonds and inflation-indexed securities) held by SOMA for loan against all collateral currently eligible for tri-party repurchase agreements arranged by the Open Market Trading Desk and separately against collateral and investment grade corporate securities, municipal securities, mortgage-backed securities, and asset-backed securities.

Troubled Asset Relief Program (TARP) – A program established under EESA by the U.S. Treasury to, among other things, invest in financial institutions through capital infusions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

Accounting Pronouncements

SFAS 52	Foreign Currency Translation
SFAS 109	Accounting for Income Taxes
SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended
SFAS 141R	Business Combinations (revised 2007)
SFAS 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS 157	Fair Value Measurements
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities
FIN 46R	Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51
FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
SAB 109	Written Loan Commitments Recorded at Fair Value Through Earnings
FSP 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction
SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
AICPA	American Institute of Certified Public Accountants
ALCO	Asset and Liability Committee
ALM	Asset and liability management
ARS	Auction rate securities
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRC	Credit Risk Committee
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FIN	Financial Accounting Standards Board Interpretation
FRB/Federal Reserve	Board of Governors of the Federal Reserve System
FSP	Financial Accounting Standards Board Staff Position
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States
GRC	Global Markets Risk Committee
IPO	Initial public offering
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTS	Office of Thrift Supervision
SBA	Small Business Administration
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards
SOP	American Institute of Certified Public Accountants Statement of Position
SPE	Special purpose entity
UDAP	Unfair and Deceptive Acts or Practices

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management beginning on page 161 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in the Corporation’s 2008 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended March 31, 2009. Under the terms of the issuance of the Corporation’s preferred stock and warrants to purchase common stock to the U.S. Treasury under the TARP Capital Purchase Program and targeted investment program, for so long as any of such preferred stock remains outstanding, the Corporation is prohibited from increasing the current quarterly dividend rate on its common stock and from repurchasing the Corporation’s trust preferred securities or equity securities, including its common stock (except for repurchases of common stock in connection with benefit plans consistent with past practice), without the U.S. Treasury’s consent, until January 2012 or until the U.S. Treasury has transferred all such preferred stock to third parties.

The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted- average Per Share Price	Shares Purchased as Part of Publicly Announced Programs

				Remaining Buyback Authority (2)
				Amounts	Shares

January 1-31, 2009	4,802	$9.82	-	$3,750	75,000
February 1-28, 2009	16,227	5.81	-	3,750	75,000
March 1-31, 2009	7,430	5.99	-	3,750	75,000
Three months ended March 31, 2009	28,459	6.53	-

(1)   Consists of shares of the Corporation’s common stock purchased by participants under certain retirement plans and shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain terminations of employment related to awards under equity incentive plans, as permitted under the TARP.

(2)   On July 23, 2008, the Board of Directors (the Board) authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and for 12 to 18 months. There were no share repurchases under this program during the three months ended March 31, 2009.

The Corporation did not have any unregistered sales of its equity securities during the three months ended March 31, 2009, except as previously disclosed on the Corporation’s Current Reports on Form 8-K filed on January 13, 2009 and January 22, 2009.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(a) of the Registrant’s 2008 Annual Report on Form 10-K (the 2008 10-K)

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof

Exhibit 4(a)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series Q, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(b)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series R, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(c)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 1, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(d)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 2, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(e)	Certificate of Designations of 6.375% Non-Cumulative Preferred Stock, Series 3, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(f)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 4, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(g)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 5, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(h)	Certificate of Designations of 6.70% Non-Cumulative Preferred Stock, Series 6, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(i)	Certificate of Designations of 6.25% Non-Cumulative Preferred Stock, Series 7, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(j)	Certificate of Designations of 8.625% Non-Cumulative Preferred Stock, Series 8, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 10(a)	Letter Agreement, dated January 9, 2009, between the Registrant and U.S. Department of the Treasury, with respect to the issuance and sale of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series Q and a warrant to purchase common stock, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 13, 2009

Exhibit 10(b)	Securities Purchase Agreement, dated January 15, 2009, between the Registrant and U.S. Department of the Treasury, with respect to the issuance and sale of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series R and a warrant to purchase common stock, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009

Exhibit 10(c)	Summary of Terms, dated January 15, 2009, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 22, 2009

Exhibit 10(d)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10(c) to the 2008 10-K

Exhibit 10(e)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10(c) to the 2008 10-K

Exhibit 10(f)	Updated Schedule to Bank of America 401(k) Restoration Plan effective March 27, 2009

Exhibit 10(g)	Amendment to Bank of America 2003 Key Associate Stock Plan, as amended and restated, incorporated herein by reference to Appendix F of Part I to the document included in the Registrant’s Registration Statement on Form S-4/A (File No. 333- 153771) filed on October 22, 2008

Exhibit 10(h)	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10(p) to the 2008 10-K

Exhibit 10(i)

Further Amendment to various plans as required to the extent necessary to comply with Section III of the Emergency Economic Stabilization Act of 2008 and further form of waiver for any changes to compensation or benefits in connection with the Registrant’s January 15, 2009 participation in the U.S. Department of Treasury’s

Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10(tt) to the 2008 10-K

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

Bank of America Corporation
Registrant

Date: May 7, 2009	/s/ Craig R. Rosato
Craig R. Rosato
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(a) of the Registrant’s 2008 Annual Report on Form 10-K (the 2008 10-K)

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof

Exhibit 4(a)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series Q, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(b)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series R, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(c)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 1, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(d)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 2, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(e)	Certificate of Designations of 6.375% Non-Cumulative Preferred Stock, Series 3, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(f)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 4, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(g)	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series 5, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(h)	Certificate of Designations of 6.70% Non-Cumulative Preferred Stock, Series 6, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(i)	Certificate of Designations of 6.25% Non-Cumulative Preferred Stock, Series 7, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 4(j)	Certificate of Designations of 8.625% Non-Cumulative Preferred Stock, Series 8, of the Registrant, included in Exhibit 3(a) hereof

Exhibit 10(a)	Letter Agreement, dated January 9, 2009, between the Registrant and U.S. Department of the Treasury, with respect to the issuance and sale of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series Q and a warrant to purchase common stock, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 13, 2009

Exhibit 10(b)	Securities Purchase Agreement, dated January 15, 2009, between the Registrant and U.S. Department of the Treasury, with respect to the issuance and sale of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series R and a warrant to purchase common stock, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009

Exhibit 10(c)	Summary of Terms, dated January 15, 2009, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 22, 2009

Exhibit 10(d)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10(c) to the 2008 10-K

Exhibit 10(e)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10(c) to the 2008 10-K

Exhibit 10(f)	Updated Schedule to Bank of America 401(k) Restoration Plan effective March 27, 2009

Exhibit 10(g)	Amendment to Bank of America 2003 Key Associate Stock Plan, as amended and restated, incorporated herein by reference to Appendix F of Part I to the document included in the Registrant’s Registration Statement on Form S-4/A (File No. 333- 153771) filed on October 22, 2008

Exhibit 10(h)	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10(p) to the 2008 10-K

Exhibit 10(i)

Further Amendment to various plans as required to the extent necessary to comply with Section III of the Emergency Economic Stabilization Act of 2008 and further form of waiver for any changes to compensation or benefits in connection with the Registrant’s January 15, 2009 participation in the U.S. Department of Treasury’s

Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10(tt) to the 2008 10-K

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