Form 10-Q
period 2009-06-30
BANK OF AMERICA CORP /DE/
filed 2009-08-07
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes        No  ✓

On July 31, 2009, there were 8,651,594,786 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation June 30, 2009 Form 10-Q

Part 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions, except per share information)	2009	2008	2009	2008

Interest income
Interest and fees on loans and leases	$12,329	$13,121	$25,678	$27,536
Interest on debt securities	3,283	2,900	7,113	5,674
Federal funds sold and securities borrowed or purchased under agreements to resell	690	800	1,845	2,008
Trading account assets	1,952	2,229	4,380	4,593
Other interest income	1,338	977	2,732	2,075

Total interest income	19,592	20,027	41,748	41,886

Interest expense
Deposits	2,082	3,520	4,625	8,108
Short-term borrowings	1,396	3,087	3,617	7,229
Trading account liabilities	450	749	1,029	1,589
Long-term debt	4,034	2,050	8,350	4,348

Total interest expense	7,962	9,406	17,621	21,274

Net interest income	11,630	10,621	24,127	20,612

Noninterest income
Card income	2,149	3,451	5,014	7,090
Service charges	2,729	2,638	5,262	5,035
Investment and brokerage services	2,994	1,322	5,957	2,662
Investment banking income	1,646	695	2,701	1,171
Equity investment income	5,943	592	7,145	1,646
Trading account profits (losses)	2,164	357	7,365	(1,426)
Mortgage banking income	2,527	439	5,841	890
Insurance income	662	217	1,350	414
Gains on sales of debt securities	632	127	2,130	352
Other income (loss) (includes $1,026 and $1,397 of debt other-than-temporary-impairment losses for 2009)	(302)	(49)	1,640	(965)

Total noninterest income	21,144	9,789	44,405	16,869

Total revenue, net of interest expense	32,774	20,410	68,532	37,481

Provision for credit losses	13,375	5,830	26,755	11,840

Noninterest expense
Personnel	7,790	4,420	16,558	9,146
Occupancy	1,219	848	2,347	1,697
Equipment	616	372	1,238	768
Marketing	499	571	1,020	1,208
Professional fees	544	362	949	647
Amortization of intangibles	516	447	1,036	893
Data processing	621	587	1,269	1,150
Telecommunications	345	266	672	526
Other general operating	4,041	1,574	7,339	2,505
Merger and restructuring charges	829	212	1,594	382

Total noninterest expense	17,020	9,659	34,022	18,922

Income before income taxes	2,379	4,921	7,755	6,719
Income tax expense (benefit)	(845)	1,511	284	2,099

Net income	$3,224	$3,410	$7,471	$4,620

Preferred stock dividends	805	186	2,238	376

Net income available to common shareholders	$2,419	$3,224	$5,233	$4,244

Per common share information
Earnings	$0.33	$0.72	$0.75	$0.95
Diluted earnings	0.33	0.72	0.75	0.95
Dividends paid	0.01	0.64	0.02	1.28

Average common shares issued and outstanding (in thousands)	7,241,515	4,435,719	6,808,262	4,431,870

Average diluted common shares issued and outstanding (in thousands)	7,269,518	4,444,098	6,836,972	4,445,428

  See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in millions)	June 30 2009	December 31 2008
Assets
Cash and cash equivalents	$140,366	$32,857
Time deposits placed and other short-term investments	25,710	9,570
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $69,826 and $2,330 measured at fair value and $184,595 and $82,099 pledged as collateral)	184,685	82,478
Trading account assets (includes $58,875 and $69,348 pledged as collateral)	199,471	159,522
Derivative assets	101,707	62,252
Debt securities:
Available-for-sale (includes $121,309 and $158,939 pledged as collateral)	257,519	276,904
Held-to-maturity, at cost (fair value - $7,844 and $685)	9,719	685
Total debt securities	267,238	277,589
Loans and leases (includes $6,962 and $5,413 measured at fair value and $140,265 and $166,891 pledged as collateral)	942,248	931,446
Allowance for loan and lease losses	(33,785)	(23,071)
Loans and leases, net of allowance	908,463	908,375
Premises and equipment, net	15,667	13,161
Mortgage servicing rights (includes $18,535 and $12,733 measured at fair value)	18,857	13,056
Goodwill	86,246	81,934
Intangible assets	13,245	8,535
Loans held-for-sale (includes $38,302 and $18,964 measured at fair value)	50,994	31,454
Other assets (includes $30,714 and $29,906 measured at fair value)	241,745	137,160
Total assets	$2,254,394	$1,817,943
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$248,757	$213,994
Interest-bearing (includes $1,658 and $1,717 measured at fair value)	650,725	576,938
Deposits in foreign offices:
Noninterest-bearing	4,560	4,004
Interest-bearing	66,700	88,061
Total deposits	970,742	882,997
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $48,601 measured at fair value at June 30, 2009)	263,639	206,598
Trading account liabilities	53,384	57,287
Derivative liabilities	51,300	30,709
Commercial paper and other short-term borrowings (includes $1,387 measured at fair value at June 30, 2009)	96,236	158,056
Accrued expenses and other liabilities (includes $13,475 and $1,978 measured at fair value and $1,992 and $421 of reserve for unfunded lending commitments)	116,754	36,952
Long-term debt (includes $41,010 measured at fair value at June 30, 2009)	447,187	268,292
Total liabilities	1,999,242	1,640,891

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding – 5,760,731 and 8,202,042 shares	58,660	37,701
Common stock and additional paid-in capital, $0.01 par value; authorized – 10,000,000,000 shares; issued and outstanding – 8,651,459,122 and 5,017,435,592 shares	128,717	76,766
Retained earnings	79,210	73,823
Accumulated other comprehensive income (loss)	(11,227)	(10,825)
Other	(208)	(413)
Total shareholders’ equity	255,152	177,052
Total liabilities and shareholders’ equity	$2,254,394	$1,817,943

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Shareholders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803
Net income				4,620			4,620	$4,620
Net changes in available-for-sale debt and marketable equity securities					(3,102)		(3,102)	(3,102)
Net changes in foreign currency translation adjustments					62		62	62
Net changes in derivatives					24		24	24
Employee benefit plan adjustments					23		23	23
Dividends paid:
Common				(5,717)			(5,717)
Preferred				(376)			(376)
Issuance of preferred stock	19,742						19,742
Common stock issued under employee plans and related tax effects		15,062	781			(169)	612
Balance, June 30, 2008	$24,151	4,452,947	$61,109	$79,920	$(1,864)	$(625)	$162,691	$1,627
Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052
Cumulative adjustment for accounting change – Other-than-temporary impairments on debt securities (2)				71	(71)		-
Net income				7,471			7,471	$7,471
Net changes in available-for-sale debt and marketable equity securities					(993)		(993)	(993)
Net changes in foreign currency translation adjustments					(101)		(101)	(101)
Net changes in derivatives					487		487	487
Employee benefit plan adjustments					276		276	276
Dividends paid:
Common				(150)			(150)
Preferred (3)				(2,235)			(2,235)
Issuance of preferred stock and stock warrants (4)	26,800		3,200				30,000
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Issuance of common stock		1,250,000	13,468				13,468
Exchange of preferred stock	(14,797)	999,935	14,221	576			-
Common stock issued under employee plans and related tax effects		8,612	558			205	763
Other	351			(346)			5
Balance, June 30, 2009	$58,660	8,651,459	$128,717	$79,210	$(11,227)	$(208)	$255,152	$7,140

(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(2)

Effective January 1, 2009, the Corporation early adopted FSP No. FAS 115-2, FAS 124-2 and EITF 99-20-2. Amounts shown are net-of-tax. For additional information on the adoption of this accounting pronouncement, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities to the Consolidated Financial Statements.

(3)	Excludes $233 million of second quarter 2009 cumulative preferred dividends not declared as of June 30, 2009 and $346 million of accretion of discounts on preferred stock.

(4)

Proceeds from the issuance of Series Q and Series R Preferred Stock were allocated to the preferred stock and warrants on a relative fair value basis. For more information, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

  See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2009	2008

Operating activities
Net income	$7,471	$4,620
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	26,755	11,840
Gains on sales of debt securities	(2,130)	(352)
Depreciation and premises improvements amortization	1,169	676
Amortization of intangibles	1,036	893
Deferred income tax expense (benefit)	247	(769)
Net decrease (increase) in trading and derivative instruments	41,190	(20,866)
Net decrease in other assets	14,107	8,261
Net (decrease) increase in accrued expenses and other liabilities	(18,629)	3,400
Other operating activities, net	(5,605)	3,495

Net cash provided by operating activities	65,611	11,198

Investing activities
Net decrease in time deposits placed and other short-term investments	17,573	4,124
Net decrease in federal funds sold and securities borrowed or purchased under agreements to resell	36,617	22,482
Proceeds from sales of available-for-sale debt securities	77,402	48,991
Proceeds from paydowns and maturities of available-for-sale debt securities	31,900	12,710
Purchases of available-for-sale debt securities	(43,670)	(82,343)
Proceeds from maturities of held-to-maturity debt securities	795	63
Purchases of held-to-maturity debt securities	(1,819)	(745)
Proceeds from sales of loans and leases	5,846	36,523
Other changes in loans and leases, net	8,646	(58,559)
Net purchases of premises and equipment	(1,240)	(1,109)
Proceeds from sales of foreclosed properties	851	138
Cash received upon acquisition, net	31,804	-
Other investing activities, net	18,369	(198)

Net cash provided by (used in) investing activities	183,074	(17,923)

Financing activities
Net decrease in deposits	(10,362)	(20,413)
Net (decrease) increase in federal funds purchased and securities loaned or sold under agreements to repurchase	(54,539)	16,688
Net decrease in commercial paper and other short-term borrowings	(99,715)	(13,336)
Proceeds from issuance of long-term debt	42,635	20,489
Retirement of long-term debt	(60,228)	(13,750)
Proceeds from issuance of preferred stock	30,000	19,742
Proceeds from issuance of common stock	13,468	28
Cash dividends paid	(2,385)	(6,093)
Excess tax benefits of share-based payments	-	26
Other financing activities, net	(18)	(18)

Net cash (used in) provided by financing activities	(141,144)	3,363

Effect of exchange rate changes on cash and cash equivalents	(32)	(42)

Net increase (decrease) in cash and cash equivalents	107,509	(3,404)
Cash and cash equivalents at January 1	32,857	42,531

Cash and cash equivalents at June 30	$140,366	$39,127

During the six months ended June 30, 2009 the Corporation exchanged $14.8 billion of preferred stock by issuing approximately 1.0 billion shares of common stock valued at $11.5 billion.

During the six months ended June 30, 2009 the Corporation transferred credit card loans of $8.5 billion and the related allowance for loan and lease losses of $750 million in exchange for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust.

During the six months ended June 30, 2009 the Corporation transferred $1.7 billion of ARS from trading account assets to AFS debt securities.

The fair values of noncash assets acquired and liabilities assumed in the Merrill Lynch acquisition were $619.1 billion and $626.8 billion.

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

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At June 30, 2009, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A. In addition with the acquisition of Merrill Lynch we acquired Merrill Lynch Bank USA and Merrill Lynch Bank & Trust Co., FSB. Effective April 27, 2009, Countrywide Bank, FSB merged into Bank of America, N.A. In addition, effective July 1, 2009, Merrill Lynch Bank USA merged into Bank of America, N.A. These mergers had no impact on the Consolidated Financial Statements of the Corporation.

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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Proposed and Issued Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 approved the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. The FASB Accounting Standards Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the FASB Accounting Standards Codification will be considered nonauthoritative. The adoption of SFAS 168 will not impact the Corporation’s financial condition and results of operations.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). The amendments will be effective January 1, 2010. SFAS 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), which establishes sale accounting criteria for transfers of financial assets. As described more fully in Note 8 – Securitizations, the Corporation routinely transfers mortgage loans, credit card receivables, and other financial instruments to special purpose entities (SPEs) that meet the definition of a qualifying special purpose entity (QSPE) which are not currently subject to consolidation by the transferor. Among other things, SFAS 166 amends SFAS 140 to eliminate the concept of a QSPE. As a result, existing QSPEs will be subject to consolidation in accordance with the guidance provided in SFAS 167.

SFAS 167 amends FIN 46(R) “Consolidation of Variable Interest Entities” (FIN 46R) by significantly changing the criteria by which an enterprise determines whether it must consolidate a variable interest entity (VIE). A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. FIN 46R currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS 167 amends FIN 46R to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved.

The adoption of the amendments on January 1, 2010 will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet. These consolidations will result in an increase in net loans and leases, securities, short-term borrowings and long-term debt. These consolidations will also result in an increase in the provision for credit losses, along with other changes in classification to the Corporation’s Consolidated Statement of Income. The Corporation expects to consolidate certain credit card securitization trusts, commercial paper conduits and revolving home equity securitization trusts which hold aggregate assets of approximately $150 billion as of June 30, 2009, of which approximately $115 billion is related to credit card securitizations and commercial paper conduits that are currently considered in the Corporation’s risk-weighted calculation for regulatory capital purposes. Total assets held by these entities as of January 1, 2010 are expected to be lower than these amounts due to anticipated paydowns of receivables held in the entities and scheduled maturities of securities issued by the entities. The Corporation is also evaluating other VIEs with which it is involved to determine the ultimate impact of adoption.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165, effective June 30, 2009, did not impact the Corporation’s financial condition and results of operations.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in SFAS No. 157, “Fair Value Measurements” (SFAS 157). In addition, FSP FAS 157-4 requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. The Corporation elected to early adopt FSP FAS 157-4 effective January 1, 2009 and the adoption did not have a material impact on the Corporation’s financial condition and results of operations. The enhanced disclosures related to FSP FAS 157-4 are included in Note 16 – Fair Value Disclosures.

On April 9, 2009, the FASB issued FSP No. FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 also requires expanded disclosures. The Corporation elected to early adopt FSP FAS 115-2 effective January 1, 2009 and recorded a cumulative-effect adjustment to reclassify $71 million, net-of-tax, from retained earnings to accumulated OCI as of January 1, 2009. FSP FAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities. The expanded disclosures related to FSP FAS 115-2 are included in Note 5 – Securities.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 requires expanded disclosures for all financial instruments as defined by FAS 107 such as loans that are not measured at fair value through earnings. The expanded disclosure requirements for FSP FAS 107-1 are effective for the Corporation’s quarterly financial statements for the period ended June

30, 2009. The adoption of FSP FAS 107-1 will not impact the Corporation’s financial condition and results of operations. The disclosures related to FSP FAS 107-1 are included in Note 17 – Fair Value of Financial Instruments (SFAS 107 Disclosure).

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

NOTE 2 – Merger and Restructuring Activity

Merrill Lynch

On January 1, 2009, the Corporation acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion, creating a financial services franchise with significantly enhanced wealth management, investment banking and international capabilities. Under the terms of the merger agreement, Merrill Lynch common shareholders received 0.8595 of a share of Bank of America Corporation common stock in exchange for each share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially similar terms. Merrill

Lynch convertible preferred stock remains outstanding and is convertible into Bank of America common stock at an equivalent exchange ratio. With the acquisition, the Corporation has one of the largest wealth management businesses in the world with approximately 15,000 financial advisors and more than $1.8 trillion in client assets. Global investment management capabilities include an economic ownership of approximately 50 percent in BlackRock, Inc. (BlackRock), a publicly traded investment management company. In addition, the acquisition adds strengths in debt and equity underwriting, sales and trading, and merger and acquisition advice, creating significant opportunities to deepen relationships with corporate and institutional clients around the globe. Merrill Lynch’s results of operations were included in the Corporation’s results beginning January 1, 2009.

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

  Merrill Lynch Preliminary Purchase Price Allocation

(Dollars in billions, except per share amounts)
Purchase price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595
The Corporation’s common shares issued (in millions)	1,375
Purchase price per share of the Corporation’s common stock (1)	$14.08
Total value of the Corporation’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock (2)	8.6
Fair value of outstanding employee stock awards	1.1
Total purchase price	29.1
Preliminary allocation of the purchase price
Merrill Lynch stockholders’ equity	19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Derivatives and securities	(1.2)
Loans	(6.1)
Intangible assets (3)	5.7
Other assets	(1.5)
Long-term debt	15.4
Pre-tax total adjustments	12.3
Deferred income taxes	(5.5)
After-tax total adjustments	6.8
Fair value of net assets acquired	24.1
Preliminary goodwill resulting from the Merrill Lynch merger (4)	$5.0

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

(4)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill was allocated to Global Wealth & Investment Management (GWIM) and Global Markets.

Preliminary Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the preliminary values assigned to Merrill Lynch’s net assets as of the acquisition date.

(Dollars in billions)	January 1, 2009
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$138.8
Trading account assets	87.9
Derivative assets	97.1
Investment securities	70.5
Loans and leases	55.9
Intangible assets	5.7
Other assets	195.0
Total assets	$650.9
Liabilities
Deposits	$98.1
Federal funds purchased and securities loaned or sold under agreements to repurchase	111.6
Trading account liabilities	18.1
Derivative liabilities	72.0
Commercial paper and other short-term borrowings	37.9
Accrued expenses and other liabilities	99.6
Long-term debt	189.5
Total liabilities	626.8
Fair value of net assets acquired (1)	$24.1

(1)	The fair value of net assets acquired excludes preliminary goodwill resulting from the Merrill Lynch merger of $5.0 billion.

The fair value of net assets acquired includes preliminary fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. These fair value adjustments were determined using incremental spread impacts for credit and liquidity risk which are part of the rate used to discount contractual cash flows. However, the Corporation believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the requirements of SOP 03-3. Receivables acquired that were not subject to the requirements of SOP 03-3 include non-impaired loans and customer receivables with a preliminary fair value and gross contractual amounts receivable of $152.8 billion and $159.8 billion at the time of acquisition. For more information on the SOP 03-3 portfolio, see Note 6 – Outstanding Loans and Leases.

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

In connection with the Merrill Lynch acquisition, on January 1, 2009, the Corporation recorded certain guarantees, primarily standby liquidity facilities and letters of credit, with a fair value of approximately $1.0 billion. At the time of acquisition, the maximum amount that could be drawn from these guarantees was approximately $20.0 billion.

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

Unaudited Pro Forma Condensed Combined Financial Information

If the Merrill Lynch and Countrywide mergers had been completed on January 1, 2008, total revenue, net of interest expense would have been $19.5 billion and $42.3 billion, net loss from continuing operations would have been $3.4 billion and $4.8 billion, and basic and diluted loss per common share would have been $0.72 and $1.06 for the three and six months ended June 30, 2008. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, securities and issued debt. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, asset dispositions, share repurchases, or other factors. For the three and six months ended June 30, 2009, Merrill Lynch contributed $2.4 billion and $12.4 billion in revenue, net of interest expense, and $(1.8) billion and $1.8 billion in net income (loss). These amounts are before the consideration of certain merger-related costs, revenue opportunities and certain consolidating tax benefits that were recognized in legacy Bank of America legal entities.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Severance and employee-related charges	$491	$30	$982	$75
Systems integrations and related charges	292	155	484	245
Other	46	27	128	62
Total merger and restructuring charges (1)	$829	$212	$1,594	$382

(1)

Included for the three and six months ended June 30, 2009, are merger-related charges of $580 million and approximately $1.1 billion related to the Merrill Lynch acquisition, $227 million and $420 million related to the Countrywide acquisition, and $22 million and $81 million related to the LaSalle acquisition. Included for the three and six months ended June 30, 2008, are merger-related charges of $174 million and $303 million related to the LaSalle acquisition and $38 million and $79 million related to the U.S. Trust Corporation acquisition.

During the three and six months ended June 30, 2009, the $580 million and approximately $1.1 billion merger-related charges for the Merrill Lynch acquisition included $448 million and $880 million for severance and other employee-related costs, $103 million and $141 million of system integration costs, and $29 million and $72 million in other merger-related costs.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for the three and six months ended June 30, 2009 and 2008.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2009	2008	2009	2008
Balance, January 1	$523	$377	$86	$108
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	382	n/a
Countrywide	-	n/a	60	n/a
LaSalle	-	87	(1)	31
U.S. Trust Corporation	-	-	-	13
Cash payments	(192)	(59)	(135)	(55)
Balance, March 31	331	405	392	97
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	350	n/a
Countrywide	-	n/a	48	n/a
LaSalle	-	-	(4)	15
U.S. Trust Corporation	-	-	(1)	13
MBNA	-	(2)	-	-
Cash payments	(113)	(53)	(355)	(12)
Balance, June 30	$218	$350	$430	$113

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.

(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

  n/a = not applicable

As of December 31, 2008, there were $523 million of exit cost reserves related to the Countrywide, LaSalle and U.S. Trust Corporation acquisitions, including $347 million for severance, relocation and other employee-related costs and $176 million for contract terminations. During the three and six months ended June 30, 2009, there were no increases to the exit cost reserves. Cash payments of $113 million during the three months ended June 30, 2009 consisted of $101 million in severance, relocation and other employee-related costs and $12 million in contract terminations. Cash payments of $305 million during the six months ended June 30, 2009 consisted of $223 million in severance, relocation and other employee-related costs and $82 million in contract terminations. Exit costs were not recorded in purchase accounting for the Merrill Lynch acquisition in accordance with SFAS 141R.

As of December 31, 2008, there were $86 million of restructuring reserves related to the Countrywide, LaSalle and U.S. Trust Corporation acquisitions related to severance and other employee-related costs. During the three and six months ended June 30, 2009, $393 million and $834 million were added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Cash payments of $355 million and $490 million during the three and six months ended June 30, 2009 were all related to severance and other employee-related costs.

Payments under exit cost and restructuring reserves associated with the U.S. Trust Corporation acquisition will be substantially completed in 2009 while payments associated with the LaSalle, Countrywide and Merrill Lynch acquisitions will continue into 2010.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at June 30, 2009 and December 31, 2008.

(Dollars in millions)	June 30 2009	December 31 2008
Trading account assets
U.S. government and agency securities (1)	$71,324	$84,660
Corporate securities, trading loans and other	58,685	34,056
Equity securities	29,681	20,258
Foreign sovereign debt	21,683	13,614
Mortgage trading loans and asset-backed securities	18,098	6,934
Total trading account assets	$199,471	$159,522
Trading account liabilities
U.S. government and agency securities	$16,053	$32,850
Equity securities	18,849	12,128
Foreign sovereign debt	11,647	7,252
Corporate securities and other	6,835	5,057
Total trading account liabilities	$53,384	$57,287

(1)	Includes $42.7 billion and $52.6 billion at June 30, 2009 and December 31, 2008 of government-sponsored enterprise obligations.

NOTE 4 – Derivatives

The Corporation designates derivatives as trading derivatives, economic hedges, or as derivatives used for SFAS 133 hedge accounting purposes. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Derivative Balances

The Corporation enters into derivatives to facilitate client transactions, for proprietary trading purposes and to manage risk exposures. The following table identifies derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2009 and December 31, 2008. Balances are provided on a gross basis, prior to the application of the impact of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	June 30, 2009
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total
Interest rate contracts
Swaps	$49,577.5	$1,288.6	$4.9	$1,293.5	$1,260.4	$0.6	$1,261.0
Futures and forwards	9,130.4	8.4	-	8.4	7.1	-	7.1
Written options	2,696.1	0.1	-	0.1	90.3	-	90.3
Purchased options	2,550.3	90.9	-	90.9	0.8	-	0.8
Foreign exchange contracts
Swaps	652.1	25.3	4.0	29.3	29.2	0.7	29.9
Spot, futures and forwards	1,840.6	34.1	-	34.1	34.6	0.1	34.7
Written options	486.3	-	-	-	16.3	-	16.3
Purchased options	478.0	17.2	-	17.2	-	-	-
Equity contracts
Swaps	57.5	1.9	-	1.9	1.9	-	1.9
Futures and forwards	97.8	4.2	-	4.2	3.7	-	3.7
Written options	249.0	5.0	-	5.0	31.0	-	31.0
Purchased options	257.9	28.4	-	28.4	2.3	0.1	2.4
Commodity contracts
Swaps	90.3	12.3	-	12.3	11.3	-	11.3
Futures and forwards	1,906.5	5.8	-	5.8	3.8	-	3.8
Written options	68.2	-	-	-	6.7	-	6.7
Purchased options	64.8	6.5	-	6.5	-	-	-
Credit derivatives
Purchased protection:
Credit default swaps	2,634.7	195.7	-	195.7	23.0	-	23.0
Total return swaps/other	15.9	2.1	-	2.1	0.4	-	0.4
Written protection:
Credit default swaps	2,620.2	21.9	-	21.9	193.3	-	193.3
Total return swaps/other	27.3	2.5	-	2.5	4.5	-	4.5
Gross derivative assets/liabilities		$1,750.9	$8.9	1,759.8	$1,720.6	$1.5	1,722.1
Less: Legally enforceable master netting agreements				(1,594.8)			(1,594.8)
Less: Cash collateral applied				(63.3)			(76.0)
Total derivative assets/liabilities				$101.7			$51.3

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

(2)	Excludes $4.4 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2008
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as SFAS 133 Hedging Instruments (2)	Total
Interest rate contracts
Swaps	$26,577.4	$1,213.2	$2.2	$1,215.4	$1,186.0	$-	$1,186.0
Futures and forwards	4,432.1	5.1	-	5.1	7.9	-	7.9
Written options	1,731.1	0.1	-	0.1	61.9	-	61.9
Purchased options	1,656.6	60.2	-	60.2	0.8	-	0.8
Foreign exchange contracts
Swaps	438.9	17.5	3.6	21.1	20.5	1.3	21.8
Spot, futures and forwards	1,376.5	52.3	-	52.3	51.3	-	51.3
Written options	199.8	-	-	-	7.5	-	7.5
Purchased options	175.7	8.0	-	8.0	-	-	-
Equity contracts
Swaps	34.7	1.8	-	1.8	1.0	-	1.0
Futures and forwards	14.1	0.3	-	0.3	0.1	-	0.1
Written options	214.1	5.2	-	5.2	28.7	-	28.7
Purchased options	217.5	27.4	-	27.4	2.9	0.1	3.0
Commodity contracts
Swaps	2.1	2.4	-	2.4	2.1	-	2.1
Futures and forwards	9.6	1.2	-	1.2	1.0	-	1.0
Written options	17.6	-	-	-	3.8	-	3.8
Purchased options	15.6	3.7	-	3.7	-	-	-
Credit derivatives
Purchased protection:
Credit default swaps	1,025.9	125.7	-	125.7	3.4	-	3.4
Total return swaps	6.6	1.8	-	1.8	0.2	-	0.2
Written protection:
Credit default swaps	1,000.0	3.4	-	3.4	118.8	-	118.8
Total return swaps	6.2	0.4	-	0.4	0.1	-	0.1
Gross derivative assets/liabilities		$1,529.7	$5.8	1,535.5	$1,498.0	$1.4	1,499.4
Less: Legally enforceable master netting agreements				(1,438.4)			(1,438.4)
Less: Cash collateral applied				(34.8)			(30.3)
Total derivative assets/liabilities				$62.3			$30.7

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

(2)	Excludes $2.0 billion of long-term debt designated as a hedge of foreign currency risk.

ALM and Risk Management Derivatives

The Corporation’s asset and liability management (ALM) and risk management activities include the use of derivatives to mitigate risk to the Corporation including both derivatives that are designated as SFAS 133 accounting hedges and economic hedges. Interest rate, commodity, credit and foreign exchange contracts are utilized in the Corporation’s ALM and risk management activities.

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

Interest rate and market risk can be substantial in the mortgage business. To hedge interest rate risk in mortgage banking production income the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and euro-dollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

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

Derivatives Designated as SFAS 133 Hedging Instruments

The Corporation uses various types of interest rate, commodity and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates, exchange rates and commodity prices (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts that typically settle in 90 days, cross-currency basis swaps, and by issuing foreign-denominated debt.

The following table summarizes certain information related to the Corporation’s fair value derivative hedges accounted for under SFAS 133 for the three and six months ended June 30, 2009 and 2008.

	Amounts Recognized in Income for the Three Months Ended
	June 30, 2009			June 30, 2008

(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
SFAS 133 fair value hedges
Interest rate risk on long-term borrowings (1)	$(3,851)	$3,529	$(322)	$(1,415)	$1,367	$(48)
Interest rate and foreign currency risk on long-term borrowings (1)	1,014	(987)	27	(1,084)	1,073	(11)
Interest rate risk on available-for-sale securities (2)	207	(231)	(24)	4	(4)	-
Commodity price risk on commodity inventory (3)	4	1	5	n/a	n/a	n/a
Total	$(2,626)	$2,312	$(314)	$(2,495)	$2,436	$(59)

	Amounts Recognized in Income for the Six Months Ended
	June 30, 2009			June 30, 2008

	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
SFAS 133 fair value hedges
Interest rate risk on long-term borrowings (1)	$(4,617)	$4,165	$(452)	$(58)	$63	$5
Interest rate and foreign currency risk on long-term borrowings (1)	63	22	85	1,169	(1,170)	(1)
Interest rate risk on available-for-sale securities (2)	260	(312)	(52)	7	(9)	(2)
Commodity price risk on commodity inventory (3)	60	(57)	3	n/a	n/a	n/a
Total	$(4,234)	$3,818	$(416)	$1,118	$(1,116)	$2

(1)	Amounts are recorded in interest expense on long-term debt.

(2)	Amounts are recorded in interest income on AFS securities.

(3)	Amounts are recorded in trading account profits (losses).

  n/a = not applicable

The following table summarizes certain information related to the Corporation’s cash flow and net investment hedges accounted for under SFAS 133 for the three and six months ended June 30, 2009 and 2008. During the next 12 months, net losses in accumulated OCI of approximately $460 million ($290 million after-tax) on derivative instruments that qualified as cash flow hedges under SFAS 133 are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

	Three Months Ended June 30
	2009			2008
(Dollars in millions)	Amounts Recognized in OCI on Derivatives (1)	Amounts Reclassified from OCI into Income (1)	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1,2)	Amounts Recognized in OCI on Derivatives (1)	Amounts Reclassified from OCI into Income (1)	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1,2)
SFAS 133 cash flow hedges
Interest rate risk on variable rate portfolios (3,4,5,6)	$(187)	$(376)	$35	$285	$(352)	$(5)
Commodity price risk on forecasted purchases and sales (7)	15	2	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	(10)	-	-	(79)	-	-
Total	$(182)	$(374)	$35	$206	$(352)	$(5)
Net investment hedges
Foreign exchange risk (8)	$(3,015)	$-	$(27)	$(46)	$-	$(53)

	Six Months Ended June 30
	2009			2008
(Dollars in millions)	Amounts Recognized in OCI on Derivatives (1)	Amounts Reclassified from OCI into Income (1)	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1,2)	Amounts Recognized in OCI on Derivatives (1)	Amounts Reclassified from OCI into Income (1)	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1,2)
SFAS 133 cash flow hedges
Interest rate risk on variable rate portfolios (3,4,5,6)	$(35)	$(786)	$38	$(445)	$(608)	$(8)
Commodity price risk on forecasted purchases and sales (7)	63	5	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	(54)	-	-	(147)	-	-
Total	$(26)	$(781)	$38	$(592)	$(608)	$(8)
Net investment hedges
Foreign exchange risk (8)	$(1,999)	$-	$(107)	$8	$-	$(79)

(1)	Amounts are on a pre-tax basis.

(2)	Amounts related to SFAS 133 cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(3)

Losses reclassified from OCI reduced interest income on assets by $64 million and $104 million and increased interest expense $312 million and $248 million during the three months ended June 30, 2009 and 2008. Losses reclassified from OCI reduced interest income on assets by $107 million and $205 million and increased interest expense $679 million and $403 million during the six months ended June 30, 2009 and 2008.

(4)

Hedge ineffectiveness of $35 million and $38 million were recorded in interest income during the three and six months ended June 30, 2009. Hedge ineffectiveness of $(5) million and $(8) million were recorded in interest expense during the three and six months ended June 30, 2008.

(5)

Amounts recognized in OCI on derivatives exclude amounts related to terminated hedges of available-for-sale securities of $(6) million and $65 million for the three and six months ended June 30, 2009 compared to $(22) million and $18 million for the same periods in 2008.

(6)

Amounts reclassified from OCI exclude amounts related to derivative interest accruals which increased interest income by $53 million and $56 million for the three and six months ended June 30, 2009 compared to amounts which increased interest expense by $47 million and $69 million for the same periods in 2008.

(7)	Gains reclassified from OCI into income were recorded in trading account profits (losses).

(8)

Amounts recognized in OCI on derivatives exclude losses of $472 million and $439 million related to long-term debt designated as a net investment hedge for the three and six months ended June 30, 2009.

 n/a = not applicable

Economic Hedges

Derivatives designated as economic hedges are used by the Corporation to reduce certain risk exposure but are not accounted for as qualifying SFAS 133 hedges. The following table presents gains (losses) on these derivatives for the three and six months ended June 30, 2009 and 2008. These gains (losses) are partially offset by the income or expense that is recorded on the economic hedged item.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Price risk on mortgage banking production income (1, 2)	$2,437	$100	$4,692	$144
Interest rate risk on mortgage banking servicing income (1)	(3,386)	(558)	(3,176)	(292)
Credit risk on loans and leases (3)	(342)	(59)	(272)	279
Interest rate and foreign currency risk on long-term borrowings and other foreign exchange transactions (3)	28	112	(518)	2,320
Other (3)	(31)	(27)	(18)	35
Total	$(1,294)	$(432)	$708	$2,486

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.

(2)

Includes gain on interest rate lock commitments related to the origination of mortgage loans that will be held for sale, which are considered derivative instruments, of $1.2 billion and $3.7 billion for the three and six months ended June 30, 2009 compared to $12 million and $69 million for the same periods in 2008.

(3)	Gains (losses) on these derivatives are recorded in other income.

Sales and Trading Revenue

The Corporation enters into trading derivatives to facilitate client transactions, for proprietary trading purposes, and to manage risk exposures arising from trading assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which includes derivative and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. The related sales and trading revenue generated within Global Markets is recorded on different income statement line items including trading account profits (losses) and net interest income as well as other revenue categories. The vast majority of income related to derivative instruments is recorded in trading account profits (losses). The following table identifies the amounts in the income statement line items attributable to the Corporation’s sales and trading revenue categorized by primary risk for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30
	2009				2008
(Dollars in millions)	Trading Account Profits (Losses)	Other Revenues	Net Interest Income	Total	Trading Account Profits (Losses)	Other Revenues	Net Interest Income	Total
Interest rate risk	$(343)	$5	$277	$(61)	$460	$2	$23	$485
Foreign exchange risk	305	4	6	315	271	3	2	276
Equity risk	359	792	14	1,165	40	187	43	270
Credit risk	1,704	(386)	1,175	2,493	(686)	(635)	1,048	(273)
Other risk	(10)	(16)	(120)	(146)	98	23	(8)	113
Total sales and trading revenue	2,015	399	1,352	3,766	183	(420)	1,108	871
Non-sales and trading-related revenue	149	n/a	n/a	149	174	n/a	n/a	174
Total	$2,164	$399	$1,352	$3,915	$357	$(420)	$1,108	$1,045
	Six Months Ended June 30
	2009				2008
(Dollars in millions)	Trading Account Profits	Other Revenues	Net Interest Income	Total	Trading Account Profits (Losses)	Other Revenues	Net Interest Income	Total
Interest rate risk	$2,547	$20	$601	$3,168	$799	$13	$29	$841
Foreign exchange risk	652	5	13	670	611	3	7	621
Equity risk	1,145	1,391	78	2,614	42	393	133	568
Credit risk	1,908	(1,474)	2,674	3,108	(2,967)	(1,870)	1,981	(2,856)
Other risk	683	(36)	(273)	374	96	44	(8)	132
Total sales and trading revenue	6,935	(94)	3,093	9,934	(1,419)	(1,417)	2,142	(694)
Non-sales and trading-related revenue	430	n/a	n/a	430	(7)	n/a	n/a	(7)
Total	$7,365	$(94)	$3,093	$10,364	$(1,426)	$(1,417)	$2,142	$(701)

  n/a = not applicable

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

Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at June 30, 2009 and December 31, 2008 are summarized as follows. These instruments have been classified as investment and non-investment grade based on the credit quality of the underlying reference obligation.

	June 30, 2009
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade (1)	$2,542	$12,488	$23,641	$37,987	$76,658
Non-investment grade (2)	4,081	26,457	39,363	46,711	116,612
Total	6,623	38,945	63,004	84,698	193,270
Total return swaps/other:
Investment grade (1)	121	133	76	1,227	1,557
Non-investment grade (2)	26	192	519	2,234	2,971
Total	147	325	595	3,461	4,528
Total credit derivatives	$6,770	$39,270	$63,599	$88,159	$197,798
	Maximum Payout/Notional
Credit default swaps:
Investment grade (1)	$133,573	$314,538	$657,512	$386,927	$1,492,550
Non-investment grade (2)	137,306	286,543	358,020	345,777	1,127,646
Total	270,879	601,081	1,015,532	732,704	2,620,196
Total return swaps/other:
Investment grade (1)	369	290	2,537	9,397	12,593
Non-investment grade (2)	559	639	882	12,631	14,711
Total	928	929	3,419	22,028	27,304
Total credit derivatives	$271,807	$602,010	$1,018,951	$754,732	$2,647,500

	December 31, 2008
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade (1)	$1,039	$13,062	$32,594	$29,153	$75,848
Non-investment grade (2)	1,483	9,222	19,243	13,012	42,960
Total	2,522	22,284	51,837	42,165	118,808
Total return swaps/other:
Non-investment grade (2)	36	8	-	13	57
Total credit derivatives	$2,558	$22,292	$51,837	$42,178	$118,865
	Maximum Payout/Notional
Credit default swaps:
Investment grade (1)	$49,535	$169,508	$395,768	$187,075	$801,886
Non-investment grade (2)	17,217	48,829	89,650	42,452	198,148
Total	66,752	218,337	485,418	229,527	1,000,034
Total return swaps/other:
Non-investment grade (2)	1,178	628	37	4,360	6,203
Total credit derivatives	$67,930	$218,965	$485,455	$233,887	$1,006,237

(1)	The Corporation considers ratings of BBB- or higher as meeting the definition of investment grade.

(2)	Includes non-rated credit derivative instruments.

The notional value represents the maximum amount payable by the Corporation for most credit derivatives. However, the Corporation does not solely monitor its exposure to credit derivatives based on notional value because this measure does not take into consideration the probability of occurrence. As such, the notional value is not a reliable indicator of the Corporation’s exposure to these contracts. Instead, a risk framework is used to define risk tolerances and establish limits to help ensure that certain credit risk-related losses occur within acceptable, predefined limits.

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional value of written credit protection for which the Corporation held purchased protection with identical underlying referenced names at June 30, 2009 was $166.1 billion and $2.3 trillion compared to $92.4 billion and $819.4 billion at December 31, 2008.

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

Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that aid in enhancing the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation, as well as its counterparties in respect to changes in the Corporation’s creditworthiness. At June 30, 2009, the Corporation received cash and securities collateral of $74.8 billion and posted cash and securities collateral of $85.0 billion in the normal course of business under derivative agreements.

In connection with certain over-the-counter derivatives transactions and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of Bank of America Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At June 30, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.8 billion if the long-term credit rating of Bank of America Corporation and its subsidiaries was incrementally downgraded by one level by all rating agencies. A second incremental one level downgrade by the rating agencies would have required approximately $1.1 billion in additional collateral.

The Corporation records counterparty credit risk valuation adjustments on derivative assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral, and creditworthiness of the counterparty. During the three and six months ended June 30, 2009, credit valuation adjustments for counterparty credit risk related to derivative assets of $697 million and $491 million compared to $44 million and $(718) million during the same periods in 2008 were recognized as trading account profits (losses). At June 30, 2009, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $11.6 billion.

In addition, the fair value of the Corporation or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and six months ended June 30, 2009, credit valuation adjustments of $(1.6) billion and $83 million compared to $88 million and $241 million for the same periods in 2008 were recognized in trading account profits (losses) for changes in the Corporation or its subsidiaries’ credit risk. At June 30, 2009, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $1.6 billion.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS debt and marketable equity securities at June 30, 2009 and December 31, 2008 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, June 30, 2009
U.S. Treasury securities and agency debentures	$14,545	$383	$(12)	$14,916
Mortgage-backed securities:
Agency MBSs	135,348	2,330	(210)	137,468
Agency collateralized mortgage obligations	17,573	401	(112)	17,862
Non-agency MBSs	48,222	2,179	(7,945)	42,456
Foreign securities	5,405	24	(1,204)	4,225
Corporate/Agency bonds	5,794	101	(412)	5,483
Other taxable securities (1)	23,198	150	(749)	22,599
Total taxable securities	250,085	5,568	(10,644)	245,009
Tax-exempt securities	13,032	85	(607)	12,510
Total available-for-sale debt securities	$263,117	$5,653	$(11,251)	$257,519
Available-for-sale marketable equity securities (2)	$6,427	$1,495	$(947)	$6,975

Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities and agency debentures	$4,540	$121	$(14)	$4,647
Mortgage-backed securities:
Agency MBSs	191,913	3,064	(146)	194,831
Non-agency MBSs	43,224	860	(9,337)	34,747
Foreign securities	5,675	6	(678)	5,003
Corporate/Agency bonds	5,560	31	(1,022)	4,569
Other taxable securities (1)	24,832	11	(1,300)	23,543
Total taxable securities	275,744	4,093	(12,497)	267,340
Tax-exempt securities	10,501	44	(981)	9,564
Total available-for-sale debt securities	$286,245	$4,137	$(13,478)	$276,904
Available-for-sale marketable equity securities (2)	$18,892	$7,717	$(1,537)	$25,072

(1)	Includes ABS.

(2)

Represents those AFS marketable equity securities that are recorded in other assets on the Consolidated Balance Sheet. At December 31, 2008, approximately $19.7 billion of the fair value balance, including $7.7 billion of unrealized gain on the unrestricted shares, represents China Construction Bank (CCB) shares.

At June 30, 2009, the amortized cost and fair value of held-to-maturity debt securities was $9.7 billion and $7.8 billion, which includes asset-backed securities that were issued by the Corporation’s credit card securitization trust and retained by the Corporation with an amortized cost of $7.4 billion and a fair value of $5.5 billion. At December 31, 2008, both the amortized cost and fair value of held-to-maturity debt securities was $685 million. The accumulated net unrealized gains (losses) on AFS debt and marketable equity securities included in accumulated OCI were $(3.4) billion and $345 million, net of the related income tax expense (benefit) of $(2.2) billion and $203 million at June 30, 2009. At June 30, 2009 and December 31, 2008, the Corporation had nonperforming AFS debt securities of $177 million and $291 million.

The Corporation obtained certain securities as part of the Merrill Lynch acquisition with evidence of deterioration and for which it was probable that all contractually required payments would not be collected. The securities’ par value was approximately $6.6 billion and fair value was approximately $1.8 billion as of the acquisition date.

The Corporation adopted the provisions of FSP FAS 115-2 as of January 1, 2009. As prescribed by FSP FAS 115-2, for the three and six months ended June 30, 2009, the Corporation recognized the credit component of an other-than-temporary impairment of its debt securities in earnings and the noncredit component in OCI for those securities in which the Corporation does not intend to sell the security and it is more likely than not that the Corporation will not be required to sell the security prior to recovery. Upon adoption, $71 million, net-of-tax, of other-than-temporary impairment charges previously recorded through earnings were reclassified to OCI with an offset to retained earnings as a cumulative-effect adjustment.

During the three and six months ended June 30, 2009, the Corporation recorded other-than-temporary impairment losses on AFS debt securities as follows:

	Three Months Ended June 30, 2009
(Dollars in millions)	Non-agency MBSs	Foreign Securities	Corporate / Agency Bonds	Other Taxable Securities	Total
Total other-than-temporary impairment losses (unrealized and realized)	$(832)	$(103)	$(51)	$(124)	$(1,110)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	84	-	-	-	84
Net impairment losses recognized in earnings (2)	$(748)	$(103)	$(51)	$(124)	$(1,026)
	Six Months Ended June 30, 2009
(Dollars in millions)	Non-agency MBSs	Foreign Securities	Corporate / Agency Bonds	Other Taxable Securities	Total
Total other-than-temporary impairment losses (unrealized and realized)	$(1,263)	$(235)	$(68)	$(258)	$(1,824)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	427	-	-	-	427
Net impairment losses recognized in earnings (2)	$(836)	$(235)	$(68)	$(258)	$(1,397)

(1)

Represents the noncredit component impact of the other-than-temporary impairment on AFS debt securities. During the three and six months ended June 30, 2009, for certain securities, the Corporation recognized credit losses in excess of unrealized losses in OCI. In these instances, a portion of the credit losses recognized in earnings has been offset by an unrealized gain. Balances above exclude $281 million of gross gains recorded in OCI related to these securities for the three and six months ended June 30, 2009.

(2)	Represents the credit component of the other-than-temporary impairment on AFS debt securities.

Activity related to the credit component recognized in earnings on debt securities held by the Corporation for which a portion of the other-than-temporary impairment loss remains in OCI for the three and six months ended June 30, 2009 is as follows:

(Dollars in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance, beginning of period	$40	$-
Credit component of other-than-temporary impairment not reclassified to OCI in conjunction with the cumulative effect transition adjustment (1)	-	22
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized (2)	256	274
Balance, June 30, 2009	$296	$296

(1)

As of January 1, 2009, the Corporation had securities with $134 million of other-than-temporary impairment previously recognized in earnings of which $22 million represented the credit component and $112 million represented the noncredit component which was reclassified back to OCI through a cumulative-effect transition adjustment.

(2)

During the three and six months ended June 30, 2009, the Corporation recognized $770 million and $1.1 billion of other-than-temporary impairments on debt securities in which no portion of other-than-temporary impairment loss remained in OCI. Other-than-temporary impairments related to these securities are excluded from these amounts.

As of June 30, 2009, those debt securities with other-than-temporary impairment for which a portion of the other-than-temporary impairment loss remains in OCI consisted entirely of non-agency MBSs. The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model. The Corporation estimates the expected cash flows of the underlying collateral using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on the impaired debt security are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security.

Based on the expected cash flows derived from the model, the Corporation expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2009.

			Range (1)
	Weighted- average		10th Percentile		90th Percentile
Prepayment speed (2)	11.4	%	3.0	%	29.5%
Loss severity (3)	54.3		29.4		82.7
Life default rate (4)	50.8		3.0		98.7

(1)	Represents the range of inputs/assumptions based upon the underlying collateral, ignoring outliers.

(2)	Annual constant prepayment speed.

(3)

Loss severity rates are projected considering collateral characteristics, such as loan-to-value (LTV), creditworthiness of borrowers (FICO score) and geographic concentration. Weighted average severity by collateral type was 45 percent for prime bonds, 52 percent for Alt-A bonds, and 65 percent for subprime bonds.

(4)

Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO, and geographic concentration. Weighted average default rate by collateral type was 30 percent for prime bonds, 60 percent for Alt-A bonds, and 74 percent for subprime bonds.

During the six months ended June 30, 2009 the Corporation recognized $326 million of other-than-temporary impairment losses on AFS marketable equity securities compared to $14 million during the same period in 2008. No such losses were recognized for the three months ended June 30, 2009 and 2008.

The following table presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at June 30, 2009 and December 31, 2008 including debt securities for which a portion of other-than-temporary impairment has been recognized in OCI. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily-impaired available-for-sale debt securities as of June 30, 2009
U.S. Treasury securities and agency debentures	$1,276	$(12)	$-	$-	$1,276	$(12)
Mortgage-backed securities:
Agency MBSs	10,633	(205)	271	(5)	10,904	(210)
Agency collateralized mortgage obligations	2,596	(112)	-	-	2,596	(112)
Non-agency MBSs	13,491	(3,101)	13,816	(4,719)	27,307	(7,820)
Foreign securities	2,573	(1,057)	1,811	(147)	4,384	(1,204)
Corporate/Agency bonds	2,366	(331)	707	(81)	3,073	(412)
Other taxable securities	3,490	(710)	1,372	(39)	4,862	(749)
Total taxable securities	36,425	(5,528)	17,977	(4,991)	54,402	(10,519)
Tax-exempt securities	4,002	(155)	5,768	(452)	9,770	(607)
Total temporarily-impaired available-for-sale debt securities	40,427	(5,683)	23,745	(5,443)	64,172	(11,126)
Temporarily-impaired available-for-sale marketable equity securities	463	(140)	1,772	(807)	2,235	(947)
Total temporarily-impaired available-for-sale securities	$40,890	$(5,823)	$25,517	$(6,250)	$66,407	$(12,073)
Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency MBSs	456	(22)	716	(103)	1,172	(125)
Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$41,346	$(5,845)	$26,233	$(6,353)	$67,579	$(12,198)
Temporarily-impaired available-for-sale debt securities as of December 31, 2008
U.S. Treasury securities and agency debentures	$306	$(14)	$-	$-	$306	$(14)
Mortgage-backed securities:
Agency MBSs	2,282	(12)	7,508	(134)	9,790	(146)
Non-agency MBSs	20,068	(6,776)	4,141	(2,561)	24,209	(9,337)
Foreign securities	3,491	(562)	1,126	(116)	4,617	(678)
Corporate/Agency bonds	2,573	(934)	666	(88)	3,239	(1,022)
Other taxable securities	12,870	(1,077)	501	(223)	13,371	(1,300)
Total taxable securities	41,590	(9,375)	13,942	(3,122)	55,532	(12,497)
Tax-exempt securities	6,386	(682)	1,540	(299)	7,926	(981)
Total temporarily-impaired available-for-sale debt securities	47,976	(10,057)	15,482	(3,421)	63,458	(13,478)
Temporarily-impaired available-for-sale marketable equity securities	3,431	(499)	1,555	(1,038)	4,986	(1,537)
Total temporarily-impaired available-for-sale securities	$51,407	$(10,556)	$17,037	$(4,459)	$68,444	$(15,015)

(1)	Includes other-than-temporarily impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in OCI.

At June 30, 2009, the amortized cost of approximately 18,500 AFS securities, including securities with other-than-temporary impairment in which a portion of the impairment remains in OCI, exceeded their fair value by $12.2 billion. Included in the $12.2 billion of gross unrealized losses on these AFS securities at June 30, 2009, was $5.8 billion of gross unrealized losses that have existed for less than twelve months and $6.4 billion of gross unrealized losses that have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or more, $4.8 billion, or 76 percent, of the gross unrealized loss is related to approximately 500 mortgage-backed securities primarily due to continued deterioration in non-agency MBS values driven by a lack of market liquidity. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of its amortized cost basis. In addition, $807 million, or 13 percent, of the gross unrealized loss is related to approximately 400 AFS marketable equity securities primarily due to the overall decline in the market during the six months ended June 30, 2009 as well as the full year of 2008. The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.

The Corporation had investments in AFS mortgage-backed securities from Fannie Mae, Freddie Mac and Ginnie Mae that exceeded 10 percent of consolidated shareholders’ equity as of June 30, 2009. These investments had market values of $87.6 billion, $33.1 billion and $34.6 billion at June 30, 2009 and total amortized costs of $86.5 billion, $32.5 billion and $33.9 billion, respectively. The Corporation had investments in AFS debt securities from Fannie Mae, Freddie Mac and Ginnie Mae that exceeded 10 percent of consolidated shareholders’ equity as of December 31, 2008. These investments had market values of $104.1 billion, $46.9 billion and $44.6 billion at December 31, 2008 and total amortized costs of $102.9 billion, $46.1 billion and $43.7 billion, respectively.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $121.3 billion and $158.9 billion at June 30, 2009 and December 31, 2008.

The expected maturity distribution of the Corporation’s mortgage-backed securities and the contractual maturity distribution of the Corporation’s other debt securities, and the yields of the Corporation’s AFS debt securities portfolio at June 30, 2009 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2009
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total

(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Fair value of available-for-sale debt securities
U.S. Treasury securities and agency debentures	$113	2.65%	$7,422	1.97%	$3,820	4.66%	$3,561	4.78%	$14,916	3.31%

Mortgage-backed securities:

Agency MBSs	241	4.78	41,060	5.28	70,584	5.06	25,583	4.89	137,468	5.09
Agency collateralized mortgage obligations	126	1.28	8,588	1.91	9,136	2.33	12	4.83	17,862	2.13

Non-agency MBSs	837	9.67	21,838	11.11	11,869	9.95	7,912	5.63	42,456	9.72

Foreign securities	1,154	4.54	2,780	6.35	45	9.12	246	4.01	4,225	5.46

Corporate/Agency bonds	354	2.57	1,890	4.55	2,669	10.66	570	4.57	5,483	7.46

Other taxable securities	12,386	2.51	8,103	5.51	396	8.87	1,714	3.94	22,599	3.82

Total taxable securities	15,211	3.21	91,681	6.31	98,519	5.62	39,598	4.97	245,009	5.62

Tax-exempt securities (2)	1,247	0.86	1,572	6.09	3,132	6.19	6,559	5.48	12,510	5.27

Total available-for-sale debt securities	$16,458	3.03	$93,253	6.31	$101,651	5.64	$46,157	5.04	$257,519	5.60

Amortized cost of available-for-sale debt securities	$17,034		$95,530		$101,713		$48,840		$263,117

(1)	Yields are calculated based on the amortized cost of the securities.

(2)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

The components of realized gains and losses on sales of debt securities for the three and six months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Gross gains	$744	$173	$2,281	$419
Gross losses	(112)	(46)	(151)	(67)
Net gains on sales of debt securities	$632	$127	$2,130	$352
The income tax expense attributable to realized net gains on debt securities sales was $234 million and $788 million for the three and six months ended June 30, 2009 compared to $47 million and $130 million for the same periods in 2008.

Certain Corporate and Strategic Investments

At June 30, 2009 and December 31, 2008, the Corporation owned approximately 11 percent, or 25.6 billion common shares and 19 percent, or 44.7 billion common shares of CCB. During the first quarter of 2009, the Corporation sold 5.6 billion common shares of our initial investment of 19.1 billion common shares in CCB for a pre-tax gain of approximately $1.9 billion. During the second quarter of 2009, the Corporation sold its remaining 13.5 billion common shares of our initial investment in CCB for a pre-tax gain of approximately $5.3 billion. These shares were accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. The remaining investment of 25.6 billion common shares is accounted for at cost, is recorded in other assets and is non-transferable until August 2011. At June 30, 2009 and December 31, 2008, the cost of the CCB investment was $9.2 billion and $12.0 billion. At June 30, 2009 and December 31, 2008, the carrying value was $9.2 billion and $19.7 billion. Dividend income on this investment is recorded in equity investment income. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, the Corporation expects to continue to provide advice and assistance to CCB.

Additionally, the Corporation owned approximately 171.3 million of preferred shares and 51.3 million of common shares of Banco Itaú Holding Financeira S.A. (Banco Itaú) at June 30, 2009 and December 31, 2008. The Banco Itaú investment is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. Dividend income on this investment is recorded in equity investment income. At June 30, 2009 and December 31, 2008, the cost of this investment was $2.6 billion and the fair value was $3.5 billion and $2.5 billion.

At June 30, 2009 and December 31, 2008, the Corporation had a 24.9 percent, or $2.4 billion and $2.1 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

As part of the acquisition of Merrill Lynch, the Corporation acquired an economic ownership in BlackRock, a publicly traded investment company. At June 30, 2009, the Corporation had an approximate 50 percent, or $8.6 billion, economic ownership in BlackRock. This economic ownership is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

On June 26, 2009, the Corporation entered into a joint venture agreement with First Data Corporation creating Banc of America Merchant Services, LLC. Approximately 46.5 percent of this joint venture is owned by the Corporation and 48.5 percent is owned by First Data Corporation, with the remaining stake held by a third party investor. The Corporation recorded in other income a pre-tax gain of $3.8 billion related to the contribution of our merchant processing business to the joint venture. The investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at June 30, 2009 and December 31, 2008 were:

(Dollars in millions)	June 30 2009	December 31 2008
Consumer
Residential mortgage (1)	$245,967	$248,063
Home equity	155,058	152,483
Discontinued real estate (2)	17,490	19,981
Credit card – domestic	48,948	64,128
Credit card – foreign	20,429	17,146
Direct/Indirect consumer (3)	99,154	83,436
Other consumer (4)	3,390	3,442
Total consumer	590,436	588,679
Commercial
Commercial – domestic (5)	217,571	219,233
Commercial real estate (6)	75,081	64,701
Commercial lease financing	22,387	22,400
Commercial – foreign	29,811	31,020
Total commercial loans	344,850	337,354
Commercial loans measured at fair value (7)	6,962	5,413
Total commercial	351,812	342,767
Total loans and leases	$942,248	$931,446

(1)	Includes foreign residential mortgages of $710 million at June 30, 2009.

(2)

Includes $15.9 billion and $18.2 billion of pay option loans and $1.6 billion and $1.8 billion of subprime loans at June 30, 2009 and December 31, 2008 obtained as part of the acquisition of Countrywide. The Corporation no longer originates these products.

(3)

Includes dealer financial services of $40.9 billion and $40.1 billion, consumer lending of $24.2 billion and $28.2 billion, securities based lending margin loans of $11.0 billion and $0 and foreign consumer loans of $7.7 billion and $1.8 billion at June 30, 2009 and December 31, 2008.

(4)	Includes consumer finance loans of $2.4 billion and $2.6 billion, and other foreign consumer loans of $721 million and $618 million at June 30, 2009 and December 31, 2008.

(5)	Includes small business commercial – domestic loans, primarily card related, of $18.1 billion and $19.1 billion at June 30, 2009 and December 31, 2008.

(6)	Includes domestic commercial real estate loans of $71.6 billion and $63.7 billion, and foreign commercial real estate loans of $3.5 billion and $979 million at June 30, 2009 and December 31, 2008.

(7)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $4.4 billion and $3.5 billion, commercial – foreign loans of $2.5 billion and $1.7 billion, and commercial real estate loans of $123 million and $203 million at June 30, 2009 and December 31, 2008. See Note 16 – Fair Value Disclosures for additional discussion of fair value for certain financial instruments.

The Corporation mitigates a portion of its credit risk in the residential mortgage portfolio through cash collateralized synthetic securitizations which provide mezzanine risk protection and are designed to reimburse the Corporation in the event that losses exceed 10 bps of the original pool balance. As of June 30, 2009 and December 31, 2008, $93.2 billion and $109.3 billion of mortgage loans were protected by these agreements. During the three and six months ended June 30, 2009, $248 million and $636 million was recognized in other income for amounts that will be reimbursed under these structures. As of June 30, 2009, the Corporation had a receivable of $1.1 billion from these structures for reimbursement of losses. In addition, the Corporation has entered into credit protection agreements with government-sponsored enterprises on $3.9 billion and $9.6 billion as of June 30, 2009 and December 31, 2008, providing full protection on conforming residential mortgage loans that become severely delinquent. Combined these structures provided risk mitigation for approximately 39 percent and 48 percent of the residential mortgage portfolio at June 30, 2009 and December 31, 2008.

Nonperforming Loans and Leases

The following table presents the Corporation’s nonperforming loans and leases at June 30, 2009 and December 31, 2008. This table excludes loans that are accounted for under SOP 03-3. See the discussion that follows on the SOP 03-3 loan portfolio.

Nonperforming Loans and Leases (1)

(Dollars in millions)	June 30 2009	December 31 2008
Consumer (2)
Residential mortgage	$13,615	$7,057
Home equity	3,826	2,637
Discontinued real estate	181	77
Direct/Indirect consumer	57	26
Other consumer	93	91
Total consumer	17,772	9,888
Commercial
Commercial – domestic (3)	4,404	2,245
Commercial real estate	6,651	3,906
Commercial lease financing	104	56
Commercial – foreign	250	290
Total commercial	11,409	6,497
Total nonperforming loans and leases	$29,181	$16,385

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

(3)	Includes small business commercial – domestic loans of $200 million and $205 million at June 30, 2009 and December 31, 2008.

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

Included in certain loan categories in the nonperforming table above are TDRs that were classified as nonperforming. At June 30, 2009 and December 31, 2008, the Corporation had $2.1 billion and $209 million of residential mortgages, $1.4 billion and $302 million of home equity, $232 million and $44 million of commercial domestic loans, and $31 million and $5 million of discontinued real estate loans that were modified in TDRs and nonperforming. In addition to these amounts the Corporation had TDRs that were performing in accordance with their modified terms of $1.1 billion and $320 million of residential mortgage, $307 million and $1 million of home equity, $80 million and $66 million of discontinued real estate, and $10 million and $13 million of commercial domestic loans at June 30, 2009 and December 31, 2008.

At June 30, 2009 and December 31, 2008, the recorded investment in impaired loans as defined by SFAS 114 (commercial nonperforming loans, commercial accruing TDRs and consumer accruing and non-accruing TDRs) requiring an allowance for loan and lease losses was $15.3 billion and $6.9 billion, and the related allowance for loan and lease losses was $2.4 billion and $720 million.

The Corporation seeks to assist customers that are experiencing financial difficulty through renegotiating credit card and consumer lending loans, while ensuring compliance with Federal Financial Institutions Examination Council (FFIEC) guidelines. At June 30, 2009 and December 31, 2008, the Corporation had renegotiated consumer credit card – domestic held loans of $3.2 billion and $2.3 billion of which $2.4 billion and $1.7 billion were current or less than 30 days past due under the modified terms. In addition at June 30, 2009 and December 31, 2008 the Corporation had renegotiated consumer credit card – foreign held loans of $839 million and $517 million of which $443 million and $287 million were current or less than 30 days past due under the modified terms, and consumer lending loans of $1.7 billion and $1.3 billion of which $1.3 billion and $854 million were current or less than 30 days past due under the modified terms. These renegotiated loans are not considered nonperforming.

SOP 03-3

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Corporation will be unable to collect all contractually required payments are accounted for under SOP 03-3. For additional information on the accounting in accordance with SOP 03-3 see the Loans and Leases section of Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

As of January 1, 2009, the Merrill Lynch acquired consumer and commercial loans within the scope of SOP 03-3 had an unpaid principal balance of $2.7 billion and $2.9 billion and a fair value of $2.3 billion and $1.9 billion. At June 30, 2009, the unpaid principal balance on consumer and commercial loans was $2.6 billion and $2.7 billion and the carrying value on these loans was $2.1 billion and $1.4 billion, net of allowance for the loan and lease losses. The following table provides details on loans obtained in connection with the Merrill Lynch acquisition within the scope of SOP 03-3.

Acquired Loan Information for Merrill Lynch, as of January 1, 2009

(Dollars in millions)	Merrill Lynch
Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,357)
Cash flows expected to be collected (1)	4,848
Less: Accretable yield	(627)
Fair value of loans acquired	$4,221

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan and lease losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and an increase from expected cash flows to accretable yield for any remaining increase. All changes in expected interest cash flows will result in an increase or decrease of accretable yield.

Loans in the SOP 03-3 population that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the SOP 03-3 carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the SOP 03-3 pool at its carrying value, as well as the related allowance for loan and lease losses, and classified as a TDR. SOP 03-3 TDRs totaled $1.7 billion at June 30, 2009, of which $1.4 billion were on accrual status. The carrying basis of these modified loans, net of allowance, was approximately 71 percent of the unpaid principal balance.

The Corporation recorded approximately $855 million and $1.7 billion of charges to the provision for credit losses related to the SOP 03-3 portfolio during the three and six months ended June 30, 2009, due to a decrease in expected principal cash flows. The amount of the allowance for loan and lease losses associated with the SOP 03-3 portfolio was $2.5 billion at June 30, 2009 of which $2.2 billion related to Countrywide and $233 million related to Merrill Lynch.

The following table provides activity for the accretable yield of loans acquired from Countrywide and Merrill Lynch within the scope of SOP 03-3 for the three and six months ended June 30, 2009. The increase in expected cash flows during the three and six months ended June 30, 2009 of $1.5 billion and $3.6 billion is primarily attributable to an increase in interest rates and slower prepayments resulting in an increase in expected interest cash flows.

Accretable Yield Activity

(Dollars in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Accretable yield, beginning of period	$14,072	$12,860
Merrill Lynch balance, January 1, 2009	-	627
Accretions	(767)	(1,678)
Disposals/Transfers (1)	(493)	(1,055)
Increase in expected cash flows (2)	1,514	3,572
Accretable yield, June 30, 2009	$14,326	$14,326

(1)

Includes $420 million and $907 million in accretable yield related to loans restructured in TDRs in which the modified cash flows were lower than the carrying value for the three and six months ended June 30, 2009. These TDRs have been removed from the SOP 03-3 pool.

(2)	Represents reclassifications to/from nonaccretable difference, increases/decreases in interest cash flows due to prepayments and/or changes in interest rates.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for the three and six months ended June 30, 2009 and 2008. The Corporation recorded $855 million and $1.7 billion of charges to the provision for credit losses during the three and six months ended June 30, 2009, specifically for loans associated with the SOP 03-3 portfolio. The amount of the allowance for loan and lease losses associated with the SOP 03-3 portfolio was $2.5 billion at June 30, 2009.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Allowance for loan and lease losses, beginning of period	$29,048	$14,891	$23,071	$11,588
Loans and leases charged off	(9,126)	(3,977)	(16,482)	(7,063)
Recoveries of loans and leases previously charged off	425	358	839	729
Net charge-offs	(8,701)	(3,619)	(15,643)	(6,334)
Provision for loan and lease losses	13,347	5,830	26,699	11,851
Other (1)	91	28	(342)	25
Allowance for loan and lease losses, June 30	33,785	17,130	33,785	17,130
Reserve for unfunded lending commitments, beginning of period	2,102	507	421	518
Provision for unfunded lending commitments	28	-	56	(11)
Other (2)	(138)	-	1,515	-
Reserve for unfunded lending commitments, June 30	1,992	507	1,992	507
Allowance for credit losses, June 30	$35,777	$17,637	$35,777	$17,637

(1)

For the six months ended June 30, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust. This reduction was partially offset by a $340 million increase associated with the reclassification of the December 31, 2008 receivable expected to be reimbursable under residential mortgage cash collateralized synthetic securitizations from the allowance for loan and lease losses to other assets.

(2)

For the three and six months ended June 30, 2009, this amount represents the fair value of the acquired Merrill Lynch unfunded lending commitments excluding those accounted for in accordance with SFAS 159, net of accretion.

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

On June 12, 2009, the FASB issued SFAS 166 and SFAS 167 which will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet. For more information on SFAS 166 and SFAS 167, see Note 1 – Summary of Significant Accounting Principles.

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

The following tables summarize selected information related to mortgage securitizations for the three and six months ended June 30, 2009 and 2008 and at June 30, 2009 and December 31, 2008.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	Three Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Cash proceeds from new securitizations (1)	$96,427	$20,682	$-	$190	$-	$-	$-	$-	$-	$1,589
Gains on securitizations (2, 3)	21	8	-	1	-	-	-	-	-	18
Cash flows received on residual interests	-	-	8	-	15	-	1	-	6	-

	Six Months Ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Cash proceeds from new securitizations (1)	$171,285	$37,985	$-	$1,038	$-	$-	$-	$-	$-	$3,557
Gains on securitizations (2, 3)	21	21	-	2	-	-	-	-	-	29
Cash flows received on residual interests	-	-	14	-	31	-	3	-	11	-

(1)

The Corporation sells residential mortgage loans to government-sponsored agencies in the normal course of business and receives mortgage-backed securities in exchange. These mortgage-backed securities are then subsequently sold into the market to third party investors for cash proceeds.

(2)	Net of hedges

(3)

Substantially all of the residential mortgages securitized are initially classified as LHFS and recorded at fair value under SFAS 159. As such, gains are recognized on these LHFS prior to securitization. During the three and six months ended June 30, 2009, the Corporation recognized $1.5 billion and $2.5 billion of gains on these LHFS compared to $340 million and $539 million during the same periods in 2008.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008
Principal balance outstanding (1)	$1,172,455	$1,123,916	$102,023	$111,683	$90,490	$57,933	$150,182	$136,027	$62,527	$55,403
Residual interests held	-	-	16	-	2	13	-	-	67	7
Senior securities (2, 3):
Trading account assets	$270	$1,308	$745	$367	$3	$-	$426	$278	$121	$168
Available-for-sale debt securities	10,464	12,507	4,593	4,559	209	121	640	569	913	16
Total senior securities	$10,734	$13,815	$5,338	$4,926	$212	$121	$1,066	$847	$1,034	$184
Subordinated securities (2, 4):
Trading account assets	$-	$-	$7	$23	$-	$3	$6	$1	$88	$136
Available-for-sale debt securities	-	-	23	20	93	1	19	17	17	-
Total subordinated securities	$-	$-	$30	$43	$93	$4	$25	$18	$105	$136

(1)

Generally, the Corporation as transferor will service the sold loans and thus recognize an MSR upon securitization. See additional information to follow related to the Corporation’s role as servicer and Note 18 – Mortgage Servicing Rights.

(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. During the three and six months ended June 30, 2009 and 2008, there were no significant impairments recorded on those securities classified as AFS debt securities.

(3)

Substantially all of the residential mortgage senior securities were valued using quoted market prices at June 30, 2009 and December 31, 2008. At June 30, 2009, substantially all of the commercial mortgage senior securities were valued using quoted market prices while substantially all were valued using model valuations at December 31, 2008.

(4)

At June 30, 2009, substantially all of the residential mortgage subordinated securities and all of the commercial mortgage subordinated securities were valued using quoted market prices while substantially all were valued using model valuations at December 31, 2008.

The Corporation sells loans with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. Under the Corporation’s representations and warranties, the Corporation may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Corporation bears any subsequent credit loss on the mortgage loans. The Corporation’s representations and warranties are generally not subject to stated limits. However, the Corporation’s contractual liability arises only when the representations and warranties are breached. The Corporation attempts to limit its risk of incurring these losses by structuring its operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. In addition, certain of the Corporation’s securitizations include a corporate guarantee, which are contracts written to protect purchasers of the loans from credit losses up to a specified amount. The losses to be absorbed by the guarantees are recorded when the Corporation sells the loans with guarantees. The Corporation records its liability for representations and warranties, and corporate guarantees in accrued expenses and other liabilities and records the related expense through mortgage banking income. During the three and six months ended June 30, 2009, the Corporation repurchased $222 million and $582 million of loans from securitization trusts as a result of the Corporation’s representations and warranties, and corporate guarantees. In addition, the Corporation repurchased $208 million and $968 million of loans from the securitization trusts as a result of modifications, loan delinquencies or optional clean-up calls during the three and six months ended June 30, 2009.

In addition to the amounts included in the table above, during the three and six months ended June 30, 2009, the Corporation purchased $11.8 billion and $16.0 billion of mortgage-backed securities from third parties and resecuritized them compared to $3.3 billion and $7.5 billion for the same periods in 2008. Net gains, which include net interest income earned during the holding period, totaled $37 million and $62 million for the three and six months ended June 30, 2009 compared to $16 million and $38 million for the same periods in 2008. At June 30, 2009 and December 31, 2008, the Corporation retained $1.4 billion and $1.0 billion of the senior securities issued in these transactions which were valued using quoted market prices and recorded in trading account assets.

The Corporation has consumer MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation still has continued involvement, were $1.5 billion and $3.0 billion during the three and six months ended June 30, 2009 compared to $241 million and $462 million for the same periods in 2008. Servicing advances on consumer mortgage loans, including securitizations where the Corporation still has continuing involvement, were $12.6 billion and $8.8 billion at June 30, 2009 and December 31, 2008. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation still has continued involvement, were $13 million and $24 million during the three and six months ended June 30, 2009 compared to $12 million and $21 million for the same periods in 2008. Servicing advances on commercial mortgage loans, including securitizations where the Corporation still has continuing involvement, were $49 million and $14 million at June 30, 2009 and December 31, 2008. For more information on MSRs, see Note 18 – Mortgage Servicing Rights.

 Credit Card Securitizations

The Corporation securitizes originated and purchased credit card loans. The Corporation’s primary continuing involvement includes servicing the receivables, retaining an undivided interest (the “seller’s interest”) in the receivables, and holding certain retained interests (e.g., senior and subordinated securities, interest-only strips, discount receivables, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts) in credit card securitization vehicles. The securitization trusts’ legal documents require the Corporation to maintain a minimum seller’s interest of four to five percent, and at June 30, 2009, the Corporation is in compliance with this requirement. At June 30, 2009 and December 31, 2008, the Corporation had $9.7 billion and $14.8 billion related to its undivided interests in the trusts. The seller’s interest in the trusts represents the Corporation’s undivided interests in the receivables transferred to the trust and is pari passu to the investors’ interest. The seller’s interest is not represented by security certificates, is carried at historical cost, and is classified within loans on the Corporation’s Balance Sheet.

As specifically permitted by the terms of the transaction documents, and in an effort to address the recent decline in the excess spread due to the performance of the underlying credit card receivables in the U.S. credit card securitization trust, an additional subordinated security with a stated interest rate of zero percent was issued by the trust to the Corporation in the first quarter of 2009 (the Class D security). As the issuance was not treated as a sale, the Class D security was recorded at $7.8 billion, which represents the $8.5 billion book value of the loans exchanged less the associated $750 million allowance for loan and lease losses, and was classified as held-to-maturity. In addition, as permitted by the transaction documents, the Corporation specified that from March 1, 2009 through September 30, 2009 a percentage of new receivables transferred to the trust will be deemed “discount receivables” and collections thereon will be applied to finance charges, which has increased the yield in the trust. The carrying amount and fair value of discount receivables were both $2.6 billion and the carrying amount and fair value of the retained Class D security was $7.4 billion and $5.5 billion at June 30, 2009. These actions did not have a significant impact on the Corporation’s results of operations.

The following tables summarize selected information related to credit card securitizations for the three and six months ended June 30, 2009 and 2008 and at June 30, 2009 and December 31, 2008.

	Credit Card
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Cash proceeds from new securitizations	$-	$5,425	$-	$13,048
Gains on securitizations	-	27	-	63
Collections reinvested in revolving period securitizations	33,430	43,164	69,065	88,790
Cash flows received on residual interests	1,078	1,570	2,505	3,273

			Credit Card
(Dollars in millions)			June 30, 2009	December 31, 2008
Principal balance outstanding (1)			$111,183	$114,141
Senior securities held (2, 3)			4,735	4,965
Subordinated securities held (2, 3)			9,392	1,837
Residual interests held (4)			4,495	2,233

(1)

Principal balance outstanding represents the principal balance of credit card receivables that have been legally isolated from the Corporation including those loans that are still held on the Corporation’s Balance Sheet (i.e., seller’s interest).

(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. Included in subordinated securities held is a $7.4 billion Class D held-to-maturity debt security that does not receive interest. During the three and six months ended June 30, 2009, there were no impairments recorded on those securities classified as AFS or held-to-maturity debt securities.

(3)

At June 30, 2009 and December 31, 2008, held senior securities issued by credit card securitization vehicles were valued using quoted market prices and were all classified as AFS debt securities. At June 30, 2009, the $7.4 billion Class D security was measured at amortized cost and classified as held-to-maturity debt securities and $2.0 billion of other held subordinated securities were valued using quoted market prices and classified as AFS debt securities. At December 31, 2008, all of the held subordinated securities were valued using quoted market prices and classified as AFS debt securities.

(4)

Residual interests include subordinated interest in certain principal receivables called discount receivables, subordinated interests in accrued interest and fees on the securitized receivables, cash reserve accounts and interest-only strips which are carried at fair value or amounts that approximate fair value. The residual interests were valued using model valuations.

Economic assumptions are used in measuring the fair value of certain residual interests that continue to be held by the Corporation. The expected loss rate assumption used to measure the discount receivables at June 30, 2009 was 12 percent. A 10 percent and 20 percent adverse change to the expected loss rate would have caused a decrease of $96 million and $743 million to the discount receivables at June 30, 2009. The discount rate assumption used to measure the Class D security at June 30, 2009 was 19 percent. A 100 bps and 200 bps increase in the discount rate would have caused a decrease of $97 million and $189 million to the fair value of the Class D security. Conversely, a 100 bps and 200 bps decrease in the discount rate would have caused an increase of $99 million and $201 million to the fair value of the Class D security. These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

At June 30, 2009 and December 31, 2008, there were no recognized servicing assets or liabilities associated with any of these credit card securitization transactions. The Corporation recorded $520 million and $1.0 billion in servicing fees related to credit card securitizations during the three and six months ended June 30, 2009 compared to $548 million and $1.1 billion for the same periods in 2008.

During 2008, the Corporation entered into a liquidity support agreement related to the Corporation’s commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. Due to illiquidity in the marketplace, the Corporation held $4.7 billion and $5.0 billion of the outstanding commercial paper as of June 30, 2009 and December 31, 2008, which is classified in AFS debt securities on the Consolidated Balance Sheet. The maximum amount of commercial paper that can be issued under this program given the current level of liquidity support is $8.8 billion, all of which was outstanding at June 30, 2009 and December 31, 2008. If certain conditions set forth in the legal documents governing the trust are not met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates will be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest-bearing note and subsequent credit card receivable collections would be applied to the outstanding note balance. If these notes are still outstanding at the end of the extended maturity period, the liquidity commitment obligates the Corporation to purchase maturity notes from the trust in order to retire the interest-bearing notes held by investors. As a maturity note holder, the Corporation would be entitled to the remaining cash flows from the collateralizing credit card receivables. At June 30, 2009 and December 31, 2008, none of the commercial paper had been extended and there were no maturity notes outstanding.

The Corporation seeks to assist customers that are experiencing financial difficulty through renegotiating credit card loans, while ensuring compliance with FFIEC guidelines. At June 30, 2009 and December 31, 2008, the Corporation had renegotiated $9.6 billion and $7.5 billion of domestic managed credit card loans of which $7.4 billion and $5.6 billion were current or less than 30 days past due under the modified terms. In addition, at June 30, 2009 and December 31, 2008 the Corporation had renegotiated $1.4 billion and $987 million of foreign managed credit card loans of which $697 million and $538 million were current or less than 30 days past due under the modified terms. These renegotiated loans are not considered nonperforming.

 Other Securitizations

The Corporation also maintains interests in other securitization vehicles. These retained interests include senior and subordinated securities and residual interests. The following tables summarize selected information related to home equity, automobile loan and municipal bond securitizations for the three and six months ended June 30, 2009 and 2008 and at June 30, 2009 and December 31, 2008. There were no new securitizations of home equity, automobile loans or municipal bonds during the three and six months ended June 30, 2009 and 2008.

	Home Equity		Automobile		Municipal Bonds
	Three Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008	2009
Collections reinvested in revolving period securitizations	$50	$4	$-	$-	$-
Repurchase of loans from trust (1)	50	-	-	-	-
Cash flows received on residual interests	12	2	3	-	62

	Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008	2009
Collections reinvested in revolving period securitizations	$123	$12	$-	$-	$-
Repurchase of loans from trust (1)	77	92	-	180	-
Cash flows received on residual interests	23	8	14	-	175

(1)  The repurchases of loans from the trust for home equity loans are typically a result of the Corporation’s representations and warranties, modifications or the exercise of an optional clean-up call. The repurchases of automobile loans during the six months ended June 30, 2008 was due to the exercise of an optional clean-up call.

	Home Equity		Automobile		Municipal Bonds (1)
(Dollars in millions)	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009
Principal balance outstanding	$31,169	$34,169	$4,129	$5,385	$9,491
Senior securities held (2, 3)	21	-	3,122	4,102	835
Subordinated securities held (2, 4)	1	3	244	383	-
Residual interests held (5)	89	93	124	84	249

(1)	For additional information on municipal bond securitization vehicles see Note 9 – Variable Interest Entities.

(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments accordingly. During the three and six months ended June 30, 2009, there were no significant impairments recorded on those securities classified as AFS debt securities.

(3)

At June 30, 2009, all of the held senior securities issued by the home equity securitization vehicles were valued using model valuations and classified as AFS debt securities. At June 30, 2009 and December 31, 2008, substantially all of the held senior securities issued by the automobile securitization vehicles were valued using quoted market prices and classified as AFS debt securities. At June 30, 2009, all of the held senior securities issued by municipal bond securitization vehicles were valued using quoted market prices and classified as trading account assets.

(4)

At June 30, 2009 and December 31, 2008, substantially all of the subordinated securities issued by the automobile securitization vehicles were valued using quoted market prices and classified as AFS debt securities.

(5)

Residual interests include the residual asset, overcollateralization and cash reserve accounts, which are carried at fair value or amounts that approximate fair value. The residual interests were valued using model valuations and substantially all are classified in other assets or derivative assets.

Under the terms of the Corporation’s home equity securitizations, advances are made to borrowers when they draw on their line of credit and the Corporation is reimbursed for those advances from the cash flows in the securitization. During the revolving period of the securitization, this reimbursement normally occurs within a short period after the advance. However, when the securitization transaction has begun its rapid amortization period, reimbursement of the Corporation’s advance occurs only after other parties in the securitization have received all of the cash flows to which they are entitled. This has the effect of extending the time period for which the Corporation’s advances are outstanding. In particular, if loan losses requiring draws on monoline insurers’ policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurer have priority for repayment. As of June 30, 2009 and December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $245 million and $345 million.

The Corporation has retained consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $34 million and $69 million servicing fees related to home equity securitizations during the three and six months ended June 30, 2009 and did not record any servicing fees for the same periods in 2008. For more information on MSRs, see Note 18 – Mortgage Servicing Rights. At June 30, 2009 and December 31, 2008, there were no recognized servicing assets or liabilities associated with any of the automobile securitization transactions. The Corporation recorded $13 million and $26 million in servicing fees related to automobile securitizations during the three and six months ended June 30, 2009 compared to $3 million and $8 million for the same periods in 2008.

Economic assumptions are used in measuring the fair value of certain residual interests that continue to be held by the Corporation in municipal bond securitizations. The carrying amount of residual interests for municipal bond securitizations was $249 million and the weighted-average discount rate was 4.11 percent at June 30, 2009. A 10 percent and 25 percent favorable change to the discount rate would have caused an increase of $65 million and $172 million to the residual interests at June 30, 2009. A 10 percent and 25 percent adverse change to the discount rate would have caused a decrease of $39 million and $85 million to the residual interests at June 30, 2009. These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Additionally, the Corporation has the ability to hedge interest rate risk associated with retained residual positions. The above sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.

NOTE 9 – Variable Interest Entities

In addition to the securitization vehicles described in Note 8 – Securitizations and Note 18 – Mortgage Servicing Rights, which are typically structured as QSPEs, the Corporation utilizes SPEs in the ordinary course of business to support its own and its customers’ financing and investing needs. These SPEs are typically structured as VIEs and are thus subject to consolidation by the reporting enterprise that absorbs the majority of the economic risks and rewards of the VIE. To determine whether it must consolidate a VIE, the Corporation qualitatively analyzes the design of the VIE to identify the creators of variability within the VIE, including an assessment as to the nature of the risks that are created by the assets and other contractual arrangements of the VIE, and identifies whether it will absorb a majority of that variability.

On June 12, 2009, the FASB issued SFAS 166 and SFAS 167 which will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet. For more information on SFAS 166 and SFAS 167, see Note 1 – Summary of Significant Accounting Principles.

In addition to the VIEs discussed below, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities, as described in more detail in Note 12 – Short-term Borrowings and Long-term Debt to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio as described in Note 6 – Outstanding Loans and Leases. The Corporation has also provided support to or has loss exposure resulting from its involvement with other VIEs, including certain cash funds managed within GWIM, as described in more detail in Note 12 – Commitments and Contingencies.

The table below presents the assets and liabilities of VIEs which have been consolidated on the Corporation’s Balance Sheet at June 30, 2009, total assets of consolidated VIEs at December 31, 2008, and the Corporation’s maximum exposure to loss resulting from its involvement with consolidated VIEs as of June 30, 2009 and December 31, 2008. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements.

  Consolidated VIEs

(Dollars in millions)	Multi-Seller Conduits	Loan & Other Investment Vehicles	CDOs	Leveraged Lease Trusts	Other Vehicles	Total
Consolidated VIEs, June 30, 2009 (1)
Maximum loss exposure (2)	$10,837	$7,344	$4,452	$5,547	$1,785	$29,965

Consolidated Assets (3)
Trading account assets	$-	$268	$2,004	$-	$745	$3,017
Derivative assets	-	368	-	-	973	1,341
Available-for-sale debt securities	5,810	1,797	1,893	-	-	9,500
Held-to-maturity debt securities	1,984	-	-	-	-	1,984
Loans and leases	378	4,896	213	5,604	-	11,091
All other assets	54	2,013	32	-	194	2,293
Total	$8,226	$9,342	$4,142	$5,604	$1,912	$29,226

Consolidated Liabilities (3)
Commercial paper and other short-term borrowings	$8,244	$630	$-	$-	$1,267	$10,141
All other liabilities	3	3,360	2,709	57	164	6,293
Total	$8,247	$3,990	$2,709	$57	$1,431	$16,434

Consolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$11,304	$3,189	$2,443	$5,774	$1,497	$24,207
Total assets (3)	9,368	4,449	2,443	5,829	1,631	23,720

(1)	Cash flows generated by the assets of the consolidated VIEs must generally be used to settle the specific obligations of the VIEs before they are available to the Corporation for general purposes.

(2)

Maximum loss exposure for consolidated VIEs includes on-balance sheet assets, net of non-recourse liabilities, plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets.

(3)	Total assets and liabilities of consolidated VIEs are reported net of intercompany balances that have been eliminated in consolidation.

At June 30, 2009, the Corporation’s total maximum loss exposure to consolidated VIEs was $30.0 billion, which includes $6.4 billion attributable to the addition of Merrill Lynch, primarily loan and other investment vehicles and CDOs.

The table below presents total assets of unconsolidated VIEs in which the Corporation holds a significant variable interest and Corporation-sponsored unconsolidated VIEs in which the Corporation holds a variable interest, even if not significant, at June 30, 2009 and December 31, 2008. The table also presents the Corporation’s maximum exposure to loss resulting from its involvement with these VIEs at June 30, 2009 and December 31, 2008. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Certain QSPEs, principally municipal bond trusts, in which the Corporation has continuing involvement are discussed in Note 8 – Securitizations and are also included in the table. Assets and liabilities of unconsolidated VIEs recorded on the Corporation’s Balance Sheet at June 30, 2009 are also summarized below.

  Unconsolidated VIEs

(Dollars in millions)	Multi-Seller Conduits	Loan & Other Investment Vehicles	Real Estate Investment Vehicles	Municipal Bond Trusts	CDOs	Customer Vehicles	Other Vehicles	Total
Unconsolidated VIEs, June 30, 2009 (1)
Maximum loss exposure (2)	$35,089	$3,503	$4,828	$13,178	$9,186	$13,675	$1,391	$80,850
Total assets of VIEs	21,665	8,160	4,828	14,984	53,359	15,908	1,318	120,222

On-Balance Sheet Assets

Trading account assets	$4	$158	$-	$1,034	$1,249	$3,234	$-	$5,679
Derivative assets	-	198	-	177	2,796	6,743	70	9,984
Available-for-sale debt securities	-	4	-	-	592	-	15	611
Loans and leases	298	1,336	-	-	-	-	-	1,634
All other assets	60	2,427	4,828	-	173	-	-	7,488
Total	$362	$4,123	$4,828	$1,211	$4,810	$9,977	$85	$25,396

On-Balance Sheet Liabilities
Derivative liabilities	$-	$35	$-	$498	$1,229	$179	$58	$1,999
All other liabilities	-	507	1,440	-	79	118	12	2,156
Total	$-	$542	$1,440	$498	$1,308	$297	$70	$4,155

Unconsolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$42,046	$2,789	$5,696	$7,145	$2,383	$5,741	$4,170	$69,970
Total assets of VIEs	27,922	5,691	5,980	7,997	2,570	6,032	4,211	60,403

(1)	Includes unconsolidated VIEs and certain municipal bond trusts which are QSPEs and are also included in Note 8 – Securitizations.

(2)

Maximum loss exposure for unconsolidated VIEs includes on-balance sheet assets plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets or the establishment of derivative or other liabilities.

At June 30, 2009, the Corporation’s total maximum loss exposure to unconsolidated VIEs was $80.9 billion, which includes $24.9 billion attributable to the addition of Merrill Lynch, primarily customer vehicles, municipal bond trusts and CDOs.

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

Interest rate risk is not included in the cash flow analysis because the conduits are not designed to absorb and pass along interest rate risk to investors. Instead, the assets of the conduits pay variable rates of interest based on the conduits’ funding costs. The assets of the conduits typically carry a risk rating of AAA to BBB based on the Corporation’s current internal risk rating equivalent, which reflects structural enhancements of the assets, including third party insurance. Projected loss calculations are based on maximum binding commitment amounts, probability of default based on the average one year Moody’s Corporate Finance transition table, and recovery rates of 90 percent, 65 percent and 45 percent for senior, mezzanine and subordinate exposures. Approximately 97 percent of commitments in the unconsolidated conduits and 72 percent of commitments in the consolidated conduit are supported by senior exposures. Certain assets funded by one of the unconsolidated conduits benefit from embedded credit enhancement provided by the Corporation. Credit risk created by these assets is deemed to be credit risk of the Corporation, which is absorbed by third party investors.

The Corporation does not consolidate three conduits as it does not expect to absorb a majority of the variability created by the credit risk of the assets held in the conduits. On a combined basis, these three conduits have issued approximately $147 million of capital notes and equity interests to third parties, $142 million of which were outstanding at June 30, 2009. These instruments will absorb credit risk on a first loss basis. The Corporation consolidates the fourth conduit, which has not issued capital notes or equity interests to third parties.

At June 30, 2009, the assets of the consolidated conduit, which consist primarily of debt securities, and the conduit’s unfunded liquidity commitments, were mainly collateralized by $2.1 billion in credit card loans (20 percent), $917 million in auto loans (nine percent), $810 million in equipment loans (eight percent), $765 million in corporate and commercial loans (eight percent), and $563 million in trade receivables (six percent). In addition, $3.0 billion of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Approximately 74 percent of this exposure is insured. At June 30, 2009, the weighted-average life of assets in the consolidated conduit was estimated to be 5.7 years and the weighted-average maturity of commercial paper issued by this conduit was 27 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

The Corporation’s liquidity commitments to the unconsolidated conduits, all of which were unfunded at June 30, 2009, pertained to facilities that were mainly collateralized by $6.4 billion in credit card loans (20 percent), $4.9 billion in auto loans (15 percent), $4.6 billion in trade receivables (14 percent), $4.4 billion in student loans (14 percent), and $2.6 billion in equipment loans (eight percent). In addition, $7.2 billion (22 percent) of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls. At June 30, 2009, the weighted-average life of assets in the unconsolidated conduits was estimated to be 4.3 years and the weighted-average maturity of commercial paper issued by these conduits was 32 days.

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

One of the unconsolidated conduits holds CDO investments with aggregate outstanding funded amounts of $311 million and $388 million and unfunded commitments of $237 million and $162 million at June 30, 2009 and December 31, 2008. At June 30, 2009, $415 million of the conduit’s total exposure pertained to an insured CDO which holds middle market loans. The underlying collateral of the remaining CDO investments includes $38 million of subprime mortgages and other investment grade securities. All of the unfunded commitments are revolving commitments to the insured CDO. During 2008 and the first half of 2009, these investments were downgraded or threatened with a downgrade by the rating agencies. In accordance with the terms of our existing liquidity obligations, the conduit had transferred the funded investments to the Corporation in a transaction that was accounted for as a financing transaction in accordance with SFAS 140 due to the conduit’s continuing exposure to credit losses of the investments. As a result of the transfer, the CDO investments no longer serve as collateral for commercial paper issuances.

The transfers were performed in accordance with existing contractual requirements. The Corporation did not provide support to the conduit that was not contractually required nor does it intend to provide support that is not contractually required in the future. The Corporation performs reconsideration analyses for the conduit in accordance with FIN 46R at least quarterly, and the CDO investments are included in these analyses. The Corporation will be reimbursed for any realized credit losses on these CDO investments up to the amount of capital notes issued by the conduit, which totaled $116 million at June 30, 2009 and $66 million at December 31, 2008. Any realized losses on the CDO investments that are caused by market illiquidity or changes in market rates of interest will be borne by the Corporation. The Corporation will also bear any credit-related losses in excess of the amount of capital notes issued by the conduit. The Corporation’s maximum exposure to loss from the CDO investments was $432 million at June 30, 2009 and $484 million at December 31, 2008, based on the combined funded amounts and unfunded commitments less the amount of cash proceeds from the issuance of capital notes which are held in a segregated account.

There were no other significant downgrades or losses recorded in earnings from writedowns of assets held by any of the conduits during the six months ended June 30, 2009.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Note 12 – Commitments and Contingencies.

Loan and Other Investment Vehicles

Loans and other investment vehicles at June 30, 2009 and December 31, 2008 include loan securitization trusts that did not meet QSPE status, loan financing arrangements, and vehicles that invest in financial assets, typically debt securities or loans. The Corporation determines whether it is the primary beneficiary of and must consolidate these investment vehicles based principally on a determination as to which party is expected to absorb a majority of the credit risk or market risk created by the assets of the vehicle. Typically, the party holding subordinated or residual interests in a vehicle will absorb a majority of the risk.

Certain loan securitization trusts were designed to meet QSPE requirements but fail to do so, typically as a result of derivatives entered into by the trusts that pertain to interests ultimately retained by the Corporation due to its inability to sell such interests as a result of illiquidity in the market. The assets have been pledged to the investors in the trusts. The Corporation consolidates these loan securitization trusts if it retains the residual interest in the trust and expects to absorb a majority of the variability in cash flows created by the loans held in the trust. Investors in consolidated loan securitization trusts have no recourse to the general credit of the Corporation as their investments are repaid solely from the assets of the vehicle.

The Corporation uses financing arrangements with SPEs administered by third parties to obtain low-cost funding for certain financial assets, principally commercial loans and debt securities. The third party SPEs, typically commercial paper conduits, hold the specified assets subject to total return swaps with the Corporation. If the assets are transferred to the third party from the Corporation, the transfer is accounted for as a secured borrowing. If the third party commercial paper conduit issues a discrete series of commercial paper whose only source of repayment is the specified asset and the total return swap with the Corporation, thus creating a silo structure within the conduit, we consolidate that silo.

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

Real Estate Investment Vehicles

The Corporation’s investment in real estate investment vehicles at June 30, 2009 and December 31, 2008 consisted principally of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects.

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

Municipal Bond Trusts

The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. The Corporation is not obligated to purchase the certificates under the standby liquidity facilities if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. The weighted-average remaining life of bonds held in the trusts at June 30, 2009 was 13.1 years. There were no material writedowns or downgrades of assets or issuers during the six months ended June 30, 2009.

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

The Corporation’s liquidity commitments to unconsolidated trusts totaled $12.0 billion and $6.8 billion at June 30, 2009 and December 31, 2008. The increase is due principally to the addition of unconsolidated trusts acquired through the Merrill Lynch acquisition. Liquidity commitments to these trusts are included in Note 12 – Commitments and Contingencies.

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

The Corporation evaluates whether it must consolidate a CDO based principally on a determination as to which party is expected to absorb a majority of the credit risk created by the assets of the CDO. The Corporation does not typically retain a significant portion of debt securities issued by a CDO. When the Corporation structured certain CDOs, it acquired the super senior tranches issued by the CDOs or provided commitments to support the issuance of super senior commercial paper to third parties. When the CDOs were first created, the Corporation did not expect its investments or its liquidity commitments to absorb a significant amount of the variability driven by the credit risk within the CDOs and did not consolidate the CDOs. When the Corporation subsequently acquired commercial paper or term securities issued by certain CDOs during 2008 and the first half of 2009, principally as a result of our liquidity obligations, we performed updated consolidation analyses. Due to credit deterioration in the pools of securities held by the CDOs, the updated analyses indicated that the Corporation would now be expected to absorb a majority of the variability and, accordingly, we consolidated these CDOs. Consolidation did not have a significant impact on net income, as the Corporation’s investments and liquidity obligations were recorded at fair value prior to consolidation. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation.

The June 30, 2009 balances include a portfolio of CDO-related liquidity exposures obtained in connection with the Merrill Lynch acquisition, including $2.4 billion notional amount of liquidity support provided to certain synthetic CDOs in the form of unfunded lending commitments. These commitments pertain to super senior securities which are the most senior class of securities issued by the CDOs and benefit from the subordination of all other securities issued by the CDOs. The lending commitments obligate us to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. This portfolio also includes an additional $1.7 billion notional amount of liquidity exposure to non-SPE third parties which hold super senior cash positions on our behalf. Our net exposure to loss on these positions, after writedowns and insurance, was $87 million at June 30, 2009.

Liquidity-related commitments also include $2.3 billion notional amount of derivative contracts with unconsolidated SPEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on our behalf. These derivatives are typically in the form of total return swaps which obligate us to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. The $6.4 billion of liquidity exposure is included in the table above titled Unconsolidated VIEs to the extent that our involvement with the CDO vehicle meets the requirements for disclosure under FIN 46R. For example, if the Corporation did not sponsor a CDO vehicle and does not hold a significant variable interest, the vehicle is not included in the table.

Including the liquidity commitments described above that meet the FIN 46R criteria, the portfolio of CDO investments obtained in connection with the Merrill Lynch acquisition and included in the table above titled Unconsolidated VIEs pertain to CDO vehicles with total assets of $51.9 billion. The Corporation’s maximum exposure to loss with regard to these positions is $7.8 billion. This amount is significantly less than the total assets of the CDO vehicles because the Corporation typically has exposure to only a portion of the total assets. The Corporation has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing our net exposure to future loss.

At December 31, 2008, liquidity commitments provided to CDOs included written put options with a notional amount of $542 million. All of these written put options were terminated in the first quarter of 2009.

Leveraged Lease Trusts

The Corporation’s net involvement with consolidated leveraged lease trusts totaled $5.5 billion and $5.8 billion at June 30, 2009 and December 31, 2008. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation consolidates these trusts because it holds a residual interest which is expected to absorb a majority of the variability driven by credit risk of the lessee and, in some cases, by the residual risk of the leased property. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation does not typically consolidate the vehicles because the derivatives create variability which is absorbed by the third party investors. The Corporation is exposed to loss if the collateral held by the vehicle declines in value and is insufficient to cover the vehicle’s obligation to the Corporation under the above derivatives. In addition, the Corporation has entered into total return swaps with certain vehicles through which the Corporation absorbs any gains or losses generated by the collateral held in the vehicles. The Corporation consolidates these vehicles if the variability in cash flows expected to be generated by the collateral is greater than the variability in cash flows expected to be generated by the credit or equity derivatives. At June 30, 2009, the notional amount of such derivative contracts with unconsolidated vehicles was $3.2 billion.

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

The Corporation administers three asset acquisition conduits which acquire assets on behalf of the Corporation or our customers. Two of the conduits, which are unconsolidated, acquire assets at the request of customers who wish to benefit from the economic returns of the specified assets, which consist principally of liquid exchange-traded equity securities and some leveraged loans, on a leveraged basis. The consolidated conduit holds subordinated debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinated certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swap contracts between the Corporation and the conduits and, for unconsolidated conduits the Corporation is reimbursed through total return swap contracts with its customers. The weighted-average maturity of commercial paper issued by the conduits at June 30, 2009 was 69 days. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits.

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

Other corporate conduits at December 31, 2008 included several commercial paper conduits which held primarily high-grade, long-term municipal, corporate, and mortgage-backed securities. During the second quarter of 2009, the Corporation was unable to remarket the conduits’ commercial paper and, in accordance with existing contractual arrangements, the conduits were liquidated. Due to illiquidity in the financial markets, the Corporation purchased a majority of these assets.

At June 30, 2009, the Corporation holds $401 million of assets acquired from the liquidation of the conduits and previous mandatory sales of assets out of the conduits. These assets are recorded on the Consolidated Balance Sheet within trading account assets.

NOTE 10 – Goodwill and Intangible Assets

The following table presents goodwill at June 30, 2009 and December 31, 2008, which includes $5.0 billion of goodwill related to the acquisition of Merrill Lynch. As discussed in more detail in Note 19 – Business Segment Information, the Corporation changed its basis of presentation from three segments to six segments effective January 1, 2009 in connection with the Merrill Lynch acquisition. As a result, the reporting units to be utilized for goodwill impairment tests will be the business segments or one level below the business segments. For more information on the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity.

(Dollars in millions)	June 30 2009	December 31 2008
Deposits	$17,818	$17,805
Global Card Services	22,290	22,271
Home Loans & Insurance	4,797	4,797
Global Banking	26,754	27,490
Global Markets	3,265	2,080
Global Wealth & Investment Management	10,187	6,503
All Other	1,135	988
Total goodwill	$86,246	$81,934

Due to continued stress for Home Loans & Insurance and Global Card Services as a result of current market conditions we concluded, consistent with the first quarter of 2009, that an additional impairment analysis should be performed for these two reporting units in the second quarter of 2009. In performing the first step of the additional impairment analysis, we utilized the market approach for Home Loans & Insurance and the income approach for Global Card Services. Based on the results of this analysis, both Home Loans & Insurance and Global Card Services passed the first step analysis (i.e., fair value exceeded its carrying value). Although not required, to further substantiate the value of the Corporation’s goodwill balance, the second step analysis (i.e., comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill) was performed for both Home Loans & Insurance and Global Card Services. As a result of the tests, which were consistent with the results of the tests performed in 2008 and the first quarter of 2009, no goodwill impairment was recognized for the six months ended June 30, 2009. For more information on goodwill impairment testing, see the Goodwill and Intangible Assets section of Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

The gross carrying values and accumulated amortization related to intangible assets at June 30, 2009 and December 31, 2008 are presented below:

	June 30, 2009		December 31, 2008
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,163	$3,090	$7,080	$2,740
Core deposit intangibles	5,276	3,486	4,594	3,284
Customer relationships	4,874	485	1,104	259
Affinity relationships	1,651	669	1,638	587
Other intangibles	3,207	1,196	2,009	1,020
Total intangible assets	$22,171	$8,926	$16,425	$7,890

Amortization of intangibles expense was $516 million and $1.0 billion for the three and six months ended June 30, 2009 compared to $447 million and $893 million for the same periods in 2008. The Corporation estimates aggregate amortization expense is expected to be approximately $500 million for each of the remaining quarters of 2009. In addition, the Corporation estimates aggregate amortization expense will be approximately $1.8 billion, $1.6 billion, $1.4 billion, $1.3 billion and $1.0 billion for 2010 through 2014, respectively.

NOTE 11 – Long-term Debt

The following table presents long-term debt at June 30, 2009 including long-term debt associated with the acquisition of Merrill Lynch.

(Dollars in millions)	June 30, 2009
Long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries
Senior debt issued by Merrill Lynch & Co., Inc.	$89,626
Senior debt issued by subsidiaries – guaranteed by Merrill Lynch & Co., Inc.	7,444
Senior structured notes issued by Merrill Lynch & Co., Inc.	33,125
Senior structured notes issued by subsidiaries – guaranteed by Merrill Lynch & Co., Inc.	16,798
Subordinated debt issued by Merrill Lynch & Co., Inc.	10,965
Junior subordinated notes (related to trust preferred securities)	3,540
Other subsidiary financing	5,007
Total long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries (1)	166,505
Other long-term debt issued by Bank of America Corporation and subsidiaries	280,682
Total long-term debt	$447,187

(1)	Includes $83.5 billion of fixed-rate obligations and $83.0 billion of variable-rate obligations.

The weighted-average interest rate for debt (excluding structured notes) issued by Merrill Lynch & Co., Inc. and subsidiaries was 3.67 percent as of June 30, 2009. Including the Merrill Lynch acquisition, the Corporation has aggregate annual maturities on its long-term debt obligations of $80.6 billion maturing within one year, $77.5 billion maturing in two years, $73.0 billion maturing in three years, $35.9 billion maturing in four years, $33.3 billion maturing in five years and $146.9 billion for all years thereafter. Certain structured notes acquired in connection with the acquisition of Merrill Lynch are accounted for under the fair value option. For more information on these structured notes, see Note 16 – Fair Value Disclosures.

NOTE 12 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $39.4 billion and $46.9 billion at June 30, 2009 and December 31, 2008. At June 30, 2009, the carrying amount of these commitments, excluding fair value adjustments, was $2.0 billion, including deferred revenue of $35 million and a reserve for unfunded legally binding lending commitments of $2.0 billion. At December 31, 2008, the comparable amounts were $454 million, $33 million and $421 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities.

The table below also includes the notional value of commitments of $26.8 billion and $16.9 billion at June 30, 2009 and December 31, 2008, which are measured at fair value in accordance with SFAS 159. However, the table below excludes the fair value adjustment of $1.45 billion and $1.12 billion on these commitments that was recorded in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for at fair value, see Note 16 – Fair Value Disclosures.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires 5 years	Total
Credit extension commitments, June 30, 2009
Loan commitments	$149,809	$169,915	$56,397	$27,593	$403,714
Home equity lines of credit	3,621	2,662	7,242	86,732	100,257
Standby letters of credit and financial guarantees (1)	30,450	27,331	6,741	13,491	78,013
Commercial letters of credit	1,995	43	25	1,452	3,515
Legally binding commitments (2)	185,875	199,951	70,405	129,268	585,499
Credit card lines (3)	583,534	-	-	-	583,534
Total credit extension commitments	$769,409	$199,951	$70,405	$129,268	$1,169,033

Credit extension commitments, December 31, 2008
Loan commitments	$128,992	$120,234	$67,111	$31,200	$347,537
Home equity lines of credit	3,883	2,322	4,799	96,415	107,419
Standby letters of credit and financial guarantees (1)	33,350	26,090	8,328	9,812	77,580
Commercial letters of credit	2,228	29	1	1,507	3,765
Legally binding commitments (2)	168,453	148,675	80,239	138,934	536,301
Credit card lines (3)	827,350	-	-	-	827,350
Total credit extension commitments	$995,803	$148,675	$80,239	$138,934	$1,363,651

(1)

At June 30, 2009, the notional value of SBLC and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $46.8 billion and $31.2 billion compared to $54.4 billion and $23.2 billion at December 31, 2008.

(2)

Includes commitments to unconsolidated VIEs and certain QSPEs disclosed in Note 9 – Variable Interest Entities, including $34.8 billion and $41.6 billion to multi-seller conduits, and $12.0 billion and $6.8 billion to municipal bond trusts at June 30, 2009 and December 31, 2008. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities because the Corporation does not hold a significant variable interest, including $669 million and $980 million to customer-sponsored conduits at June 30, 2009 and December 31, 2008.

(3)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At June 30, 2009 and December 31, 2008, the Corporation had unfunded equity investment commitments of approximately $3.1 billion and $1.9 billion. These commitments generally relate to the Corporation’s Global Principal Investments business, which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are generally retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there is heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. At June 30, 2009, the Corporation did not have any unfunded bridge equity commitments. The Corporation had funded equity bridges of $1.2 billion that were committed prior to the market disruption. These equity bridges are considered held for investment and recorded in other assets at $407 million. During the three and six months ended June 30, 2009, the Corporation recorded $113 million and $263 million in losses related to these investments through equity investment income.

Loan Purchases

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. The Corporation purchased $3.0 billion of such loans for the six months ending June 30, 2009 and purchased $12.0 billion of such loans in 2008 under this agreement. As of June 30, 2009, the Corporation was committed for additional purchases of up to $10.0 billion over the remaining term of the agreement. All loans purchased under this agreement are subject to a comprehensive set of credit criteria. This agreement is accounted for as a derivative liability which had a balance of $274 million at June 30, 2009 and $316 million at December 31, 2008.

At June 30, 2009, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.7 billion, which upon settlement will be included in loans or loans held-for-sale.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $1.6 billion, $2.9 billion, $2.6 billion, $2.1 billion and $1.7 billion for the remainder of 2009 through 2013, respectively, and $9.3 billion for all years thereafter.

Other Commitments

At June 30, 2009, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $89.6 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $73.1 billion. All of these commitments expire within the next 12 months.

Beginning in the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invested in high quality, short-term securities with a portfolio weighted-average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments, under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. At June 30, 2009 and December 31, 2008, the Corporation had gross (i.e., funded and unfunded) capital commitments to the funds of $972 million and $1.0 billion. Substantially all of these capital commitments will expire during the fourth quarter of 2009. The Corporation does not expect these capital commitments to be extended or renewed. During the three and six months ended June 30, 2009, the Corporation had gains of $50 million and losses of $67 million related to these capital commitments compared to losses of $36 million and $256 million for the same periods in 2008. At June 30, 2009 and December 31, 2008, the remaining loss exposure on capital commitments was $207 million and $300 million.

The Corporation may from time to time, but is under no obligation to, provide additional support to funds managed within GWIM. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation does not consolidate the cash funds managed within GWIM because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. In reaching this conclusion, the Corporation considered both interest rate and credit risk. The cash funds had total assets under management of $135.8 billion and $185.9 billion at June 30, 2009 and December 31, 2008.

In connection with federal and state securities regulators, the Corporation agreed to purchase at par auction rate securities (ARS) held by certain customers. During the six months ended June 30, 2009, the Corporation purchased $4.2 billion of ARS from its customers. At June 30, 2009, the Corporation’s outstanding buyback commitment was $954 million including $745 million related to Merrill Lynch.

In addition, the Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At June 30, 2009, the minimum fee commitments over the remaining life of these agreements totaled $1.9 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At June 30, 2009 and December 31, 2008, the notional amount of these guarantees totaled $15.5 billion and $15.1 billion and the risk adjusted notional amount of these guarantees totaled $4.9 billion and $4.8 billion with estimated maturity dates between 2030 and 2040. As of June 30, 2009 and December 31, 2008, the Corporation has not made a payment under these products. The probability of surrender has increased due to investment manager underperformance and deteriorating financial health of policyholders, but remains a small percentage of total notional.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At June 30, 2009 and December 31, 2008, the notional amount of these guarantees totaled $37.7 billion and $37.4 billion with estimated maturity dates between 2009 and 2014 if the exit option is exercised on all deals. As of June 30, 2009 and December 31, 2008, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

Merchant Services

The Corporation provides credit and debit card processing services to various merchants by processing credit and debit card transactions on the merchants’ behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three and six months ended June 30, 2009, the Corporation processed

$79.6 billion and $154.4 billion of transactions and recorded losses as a result of these chargebacks of $7 million and $14 million. For the three and six months ended June 30, 2008, the Corporation processed $95.1 billion and $183.4 billion of transactions and recorded losses as a result of these chargebacks of $5 million and $10 million.

At June 30, 2009 and December 31, 2008, the Corporation held as collateral $41 million and $38 million of merchant escrow deposits which the Corporation has the right to offset against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2009 and December 31, 2008, the maximum potential exposure totaled approximately $118.9 billion and $147.1 billion.

On June 26, 2009, the Corporation contributed its merchant processing business to a joint venture in exchange for a 46.5 percent ownership interest in the joint venture. The Corporation will indemnify the joint venture for any losses resulting from transactions processed through June 26, 2009 on the contributed merchant portfolio. The joint venture will be liable for any losses on transactions from the contributed portfolio that occur after June 26, 2009. However, if the joint venture fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation could be held liable for the disputed amount. The Corporation does not expect to make material payments in connection with these guarantees.

Brokerage Business

For a portion of the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in its issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $637 million and $577 million at June 30, 2009 and December 31, 2008. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

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

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Balance Sheet. At June 30, 2009, the total notional amount of these derivative contracts was approximately $3.3 billion with commercial banks and $5.5 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are booked as derivatives and marked to market in the trading portfolio. At June 30, 2009 and December 31, 2008, the notional amount of these guarantees totaled $2.8 billion and $1.3 billion. These guarantees have various maturities ranging from two to five years. At June 30, 2009 and December 31,

2008, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $7.6 billion and $7.3 billion at June 30, 2009 and December 31, 2008. The estimated maturity dates of these obligations are between 2009 and 2033. The Corporation has made no material payments under these guarantees.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 – Securitizations.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009 and in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Auction Rate Securities (ARS) Claims

On May 22, 2009, the plaintiffs filed a second amended consolidated complaint in In Re Merrill Lynch Auction Rate Securities Litigation (previously referenced as Burton and Stanton). On July 24, 2009, Merrill Lynch filed a motion to dismiss the second amended consolidated complaint.

Since October 2007, numerous arbitrations and individual lawsuits have been filed in various jurisdictions against the Corporation, Bank of America, N.A. (BANA), Banc of America Securities LLC (BAS), Banc of America Investment Services, Inc. (BAI) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S), and in some cases also against Merrill Lynch, by parties who purchased auction rate securities. The plaintiffs in these matters generally allege various causes of action arising out of their purchases, including fraud, negligence, and breach of fiduciary duty and other duties, and seek compensatory damages totaling in excess of $2.0 billion as well as rescission, among other relief.

Countrywide Bond Insurance Litigation

On July 8, 2009, the court granted in part and denied in part the Countrywide defendants’ motion to dismiss, allowing MBIA’s fraud and primary contract claims to proceed, but dismissing MBIA’s negligent misrepresentation claim. In addition, on July 10, 2009, MBIA filed another action in Los Angeles County Superior Court captioned MBIA Insurance Company v. Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc., Countrywide Securities Corporation, et. al, which also names as defendants several other Countrywide subsidiaries, various securitization trusts, and certain former officers and directors of Countrywide. This new action, which seeks to recover the insurance payments made by MBIA to the securitization trusts and other damages, is based upon the same allegations as the New York action brought by MBIA, and pleads causes of action under California securities law in addition to various fraud and misrepresentation claims similar to those pleaded in the New York action.

Countrywide Mortgage-Backed Securities Litigation

On June 15, 2009, the court in Luther ordered the plaintiffs to file a new action in federal court and stayed the state court action pending such a filing.

Countrywide State and Local Enforcement Actions

On April 23, 2009, a Final Judgment and Consent Decree was entered and resolved the Indiana lawsuit. On June 29, 2009, a Final Judgment by Stipulation was entered and resolved the Connecticut lawsuit. Accordingly, all of the lawsuits brought by state attorneys general have been resolved as to CFC and its affiliates. The administrative proceeding commenced by the Director of the Washington State Department of Financial Institutions against a CFC wholly-owned subsidiary remains pending.

Data Treasury Litigation

In the patent infringement cases filed by Data Treasury Corporation against the Corporation and BANA, the court has scheduled a trial in March 2010.

Heilig-Meyers Litigation

On May 14, 2009, the U.S. District Court for the Southern District of New York denied BAS’s post trial motions to set aside the verdict. BAS has filed an appeal in the U.S. Court of Appeals for the Second Circuit.

IndyMac

On May 14, 2009, the Corporation, Countrywide Securities Corporation, IndyMac MBS, IndyMac ABS, and other underwriters and individuals, were named as defendants in a putative class action complaint, entitled Police & Fire Retirement System of the City of Detroit v. IndyMac MBS, Inc., et al., filed in the U.S. District Court for the Southern District of New York. On June 29, 2009, the Corporation and other underwriters and individuals were named as defendants in another putative class action complaint, entitled Wyoming State Treasurer, et al. v. John Olinski, et al., also filed in the U.S. District Court for the Southern District of New York. The allegations, claims, and remedies sought in these cases are substantially similar to those in the IBEW Local 103 case, which was removed to the U.S. District Court for the Central District of California.

In re Initial Public Offering Securities Litigation

On June 9, 2009, the U.S. District Court for the Southern District of New York entered an order preliminarily approving the settlement. If the District Court grants final approval to the settlement and the decision survives any appeals that may be brought, the settlement will resolve the claims of all settlement class members (as defined in the settlement agreement) who do not opt out.

Lehman Brothers Holdings, Inc.

In re Lehman Brothers Securities and ERISA Litigation: BAS, MLPF&S and other defendants have moved to dismiss the consolidated amended complaint. All cases against the defendants have now been transferred or conditionally transferred to the multi-district litigation in the U.S. District Court for the Southern District of New York.

Lyondell Litigation

On July 23, 2009, an adversary proceeding, Official Committee of Unsecured Creditors v. Citibank, N.A., et al., was filed in the United States Bankruptcy Court for the Southern District of New York. This adversary proceeding, in which MLPF&S and Merrill Lynch Capital Corporation and more than fifty other individuals and entities are named defendants, relates to ongoing Chapter 11 bankruptcy proceedings in In re Lyondell Chemical Company, et al. The plaintiff in the adversary proceeding, the Official Committee of Unsecured Creditors of Lyondell Chemical Company and affiliates (the Committee), alleges in its complaint that the December 20, 2007 merger (the Basell Merger) between Lyondell Chemical Company and Basell AF S.C.A. (Basell) rendered LyondellBasell, Inc. (the combined company) insolvent, inadequately capitalized, or unable to pay its debts. Merrill Lynch is the administrative agent under an interim “bridge” facility (the Bridge Facility) and one of the joint lead arrangers under a senior credit facility (the Senior Facility). The Bridge Facility and the Senior Facility were executed in connection with the Basell Merger. Merrill Lynch is a secured lender under each facility. The Committee alleges that certain loans made and liens granted in connection with the Bridge Facility and Senior Facility were fraudulent transfers and therefore avoidable under Section 548 of the Bankruptcy Code and state fraudulent transfer laws. The Committee also seeks to recover fees and other payments, including interest, made in connection with the Basell Merger and on account of the facilities. Other claims against Merrill Lynch relate to its role as advisor to Basell’s parent company, Access Industries, in connection with the Basell Merger. The Committee also seeks unspecified damages on the theory that Merrill Lynch allegedly aided and abetted a breach of fiduciary duty.

MBIA Insurance Corporation CDO Litigation

Defendants filed a motion to dismiss on July 1, 2009.

Merrill Lynch Subprime-Related Matters

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.

These cases were consolidated and, on May 20, 2009, a consolidated amended complaint was filed. On June 17, 2009, Merrill Lynch filed a motion to dismiss the consolidated amended complaint.

In Re Merrill Lynch & Co., Inc. Securities, Derivative and ERISA Litigation

On July 27, 2009, the U.S. District Court for the Southern District of New York granted final approval of the Securities Action settlement.

Merrill Lynch Merger-Related Matters

On June 10, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring the actions related to the Corporation’s merger with Merrill Lynch pending in federal courts outside the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with securities actions, ERISA actions, and derivative actions pending in the U.S. District Court for the Southern District of New York. The securities actions, ERISA actions and derivative actions have been separately consolidated and are now pending under the caption In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation.

On May 8, 2009, an amended complaint was filed in six consolidated derivative actions pending in the Delaware Court of Chancery, and on June 19, 2009, the Corporation and the current and former directors named in the amended complaint filed motions to dismiss.

The Corporation has previously disclosed inquiries by governmental authorities relating to the Corporation’s acquisition of Merrill Lynch and incentive compensation paid to employees for 2008. On August 3, 2009, the Corporation, without admitting or denying the allegations set forth in a complaint filed that date by the Securities and Exchange Commission (the SEC), consented to entry of a final judgment by the U.S. District Court for the Southern District of New York, relating to allegations that the Corporation’s joint proxy statement filed on November 3, 2008 failed to disclose the discretionary incentive compensation that Merrill Lynch could award to its employees prior to completion of the acquisition. The proposed judgment, which is subject to court approval, would enjoin the Corporation from directly or indirectly violating Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder and would also order the Corporation to pay a civil money penalty of $33 million pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934.

The SEC’s inquiry relating to the Corporation’s acquisition of Merrill Lynch is ongoing, and the Corporation continues to cooperate with the SEC and other governmental authorities.

Miller

On June 1, 2009, the California Supreme Court affirmed the Court of Appeal’s November 20, 2006 reversal of the adverse trial judgment in Paul J. Miller v. Bank of America, N.A., confirming that BANA’s practice of debiting from deposit accounts governmental benefits, received by direct deposit, to repay fees incurred in those same accounts did not constitute a violation of California law.

Parmalat

Proceedings in Italy

On June 17, 2009, the Public Prosecutor’s Office for the Court of Milan, Italy filed an appeal of the decision dated December 18, 2008 by the Court of Milan, Italy. The latter decision fully acquitted each of the former employees of all criminal charges in the Milan proceedings.

On July 31, 2009, the Public Prosecutor’s Office for the Court of Parma, Italy filed formal charges against 10 former employees and one current employee of the Corporation, alleging the commission of crimes of fraudulent bankruptcy, fraud, usury and embezzlement in connection with the insolvency of Parmalat S.p.A.

Proceedings in the United States

On July 28, 2009, the Corporation entered into settlement agreements (Settlement Agreements) with Parmalat Finanziaria S.p.A in Extraordinary Administration, Parmalat S.p.A. in Extraordinary Administration, Parmalat S.p.A. and related Parmalat entities in

Extraordinary Administration (collectively, Parmalat). The Settlement Agreements resolve all claims of Parmalat and its subsidiaries and affiliates (as defined in the Settlement Agreements) against the Corporation and its former and current employees which were or could have been asserted in the Bondi Action, and any and all claims against the Corporation and its former and current employees in other jurisdictions. In addition to the release by the Corporation of its counterclaims in the Bondi Action, consideration for the Settlement Agreements is composed of cash and non-cash items equal to $100 million in value. The Settlement Agreements will become final and binding on the parties, and consideration is payable, only upon the entry of a contribution bar order by the U.S. District Court for the Southern District of New York. The Corporation intends to file its Request for Entry of a Contribution Bar Order with the District Court before the end of August 2009.

NOTE 13 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

In January 2009, the Corporation issued 1.4 billion shares of common stock in connection with its acquisition of Merrill Lynch. For additional information regarding the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity. In addition, during the first quarter of 2009, the Corporation issued warrants to purchase approximately 199.1 million shares of common stock in connection with preferred stock issuances to the U.S. government. For more information, see the following preferred stock discussion. During the second quarter of 2009, the Corporation issued 1.25 billion shares of its common stock at an average price of $10.77 per share through an at-the-market issuance program resulting in gross proceeds of approximately $13.5 billion.

The Corporation may repurchase shares, subject to certain restrictions, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. For the six months ended June 30, 2009, the Corporation did not repurchase any shares of common stock and issued approximately 8.6 million shares under employee stock plans. As of June 30, 2009, 1.2 billion of unissued common shares have been reserved for future issuances.

In July 2009, the Board declared a third quarter cash dividend on common stock of $0.01 per share, payable on September 25, 2009 to common shareholders of record on September 4, 2009. In April 2009, the Board declared a second quarter cash dividend of $0.01 per common share which was paid on June 26, 2009 to common shareholders of record on June 5, 2009. In January 2009, the Board declared a first quarter cash dividend of $0.01 per common share which was paid on March 27, 2009 to common shareholders of record on March 6, 2009.

Preferred Stock

In the second quarter of 2009, the Corporation entered into agreements with certain holders of non-government perpetual preferred shares to exchange their holdings of approximately $7.3 billion aggregate liquidation preference of perpetual preferred stock for approximately 545 million shares of common stock. In addition, the Corporation exchanged approximately $3.9 billion aggregate liquidation preference of non-government preferred stock for approximately 200 million shares of common stock in an exchange offer. In total, these exchanges resulted in the exchange of approximately $11.3 billion aggregate liquidation preference of preferred stock into approximately 745 million shares of common stock. The table below provides further detail on the non-convertible perpetual preferred stock exchanges.

(Dollars in millions, actual shares) Series	Preferred Shares Exchanged	Carrying Value (1)	Common Shares Issued	Fair Value of Stock Issued

Negotiated Exchanges

Series K	173,298	$4,332	328,193,964	$3,635
Series M	102,643	2,566	192,970,068	2,178
Series 4	7,024	211	11,642,232	131
Series D	6,566	164	10,104,798	114
Series 7	33,404	33	2,069,047	23
Total Negotiated Exchanges	322,935	$7,306	544,980,109	$6,081

Exchange Offer

Series E	61,509	$1,538	78,670,451	$1,003
Series 5	29,810	894	45,753,525	583
Series 1	16,139	484	22,866,796	292
Series 2	19,453	584	27,562,975	351
Series 3	4,664	140	7,490,194	95
Series I	7,416	185	10,215,305	130
Series J	2,289	57	3,378,098	43
Series H	2,517	63	4,062,655	52
Total Exchange Offer	143,797	$3,945	199,999,999	$2,549
Total Preferred Exchanges	466,732	$11,251	744,980,108	$8,630

(1)	Amounts shown before third party issuance costs.

In addition to the exchanges detailed in the table above, in the second quarter of 2009 the Corporation entered into agreements to exchange 3.6 million shares, or $3.6 billion aggregate liquidation preference of Series L 7.25% Non-Cumulative Perpetual Convertible preferred shares into 255 million shares of common stock valued at $2.8 billion, which was accounted for as an induced conversion of preferred stock.

During the three months ended June 30, 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to these exchanges. This represents the net of a $2.6 billion benefit due to the excess of the carrying value of the Corporation’s non-convertible preferred stock over the fair value of the common stock exchanged. This was partially offset by a $2.0 billion inducement to convertible preferred shareholders. The inducement represented the excess of the fair value of the common stock exchanged, which was accounted for as an induced conversion of convertible preferred stock, over the fair value of the common stock that would have been issued under the original conversion terms.

The following table presents a summary of preferred stock previously issued by the Corporation and remaining outstanding (including the series of preferred stock issued and remaining outstanding in connection with the acquisition of Merrill Lynch), after consideration of the exchanges discussed above. All preferred stock of the Corporation outstanding has preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. For additional information regarding the acquisition of Merrill Lynch, see Note 2 – Merger and Restructuring Activity. For additional information on the Corporation’s preferred stock, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

In connection with the Merrill Lynch acquisition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially similar terms. Merrill Lynch convertible preferred stock remains outstanding and is now convertible into Bank of America common stock at an exchange ratio equivalent to the exchange ratio for Merrill Lynch common stock in connection with the acquisition.

Preferred Stock Summary
(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period
Series B	7% Cumulative Redeemable	January 1998	7,642	$100	$1	7.00%	n/a
Series D (2)	6.204% Non- Cumulative	September 2006	26,434	25,000	661	6.204%	On or after September 14, 2011
Series E (2)	Floating Rate Non- Cumulative	November 2006	19,491	25,000	487	Annual rate equal to the greater of (a) 3- mo. LIBOR + 35 bps and (b) 4.00%	On or after November 15, 2011
Series H (2)	8.20% Non- Cumulative	May 2008	114,483	25,000	2,862	8.20%	On or after May 1, 2013
Series I (2)	6.625% Non- Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017
Series J (2)	7.25% Non- Cumulative	November 2007	39,111	25,000	978	7.25%	On or after November 1, 2012
Series K (2)	Fixed-to-Floating Rate Non- Cumulative	January 2008	66,702	25,000	1,668	8.00% through 1/29/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018
Series L	7.25% Non- Cumulative Perpetual Convertible	January 2008	3,349,321	1,000	3,349	7.25%	n/a
Series M (2)	Fixed-to-Floating Rate Non- Cumulative	April 2008	57,357	25,000	1,434	8.125% through 5/14/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018
Series N (3)	Fixed Rate Cumulative Perpetual	October 2008	600,000	25,000	13,700	5.00% through 11/14/13; 9.00% thereafter	On or after November 15, 2011
Series Q (3)	Fixed Rate Cumulative Perpetual	January 2009	400,000	25,000	9,096	5.00% through 2/14/14; 9.00% thereafter	On or after February 15, 2012
Series R (3)	Fixed Rate Cumulative Perpetual	January 2009	800,000	25,000	17,901	8.00%	After redemption of Series N and Series Q

Preferred Stock Summary (continued)
(Dollars in millions, except as noted)
Merrill Lynch Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period
Series 1 (2, 4, 5)	Floating Rate Non- Cumulative	November 2004	4,861	$30,000	$146	3-mo LIBOR + 75bps (6)	On or after November 28, 2009
Series 2 (2, 4, 5)	Floating Rate Non- Cumulative	March 2005	17,547	30,000	526	3-mo LIBOR + 65bps (6)	On or after November 28, 2009
Series 3 (2, 4, 5)	6.375% Non- Cumulative	November 2005	22,336	30,000	670	6.375%	On or after November 28, 2010
Series 4 (2, 4, 5)	Floating Rate Non- Cumulative	November 2005	12,976	30,000	389	3-mo LIBOR + 75bps (7)	On or after November 28, 2010
Series 5 (2, 4, 5)	Floating Rate Non-Cumulative	March 2007	20,190	30,000	606	3-mo LIBOR + 50bps (7)	On or after May 21, 2012
Series 6 (2, 4, 8)	6.70% Non- Cumulative Perpetual	September 2007	65,000	1,000	65	6.70%	On or after February 03, 2009
Series 7 (2, 4, 8)	6.25% Non- Cumulative Perpetual	September 2007	16,596	1,000	17	6.25%	On or after March 18, 2010
Series 8 (2, 4, 5)	8.625% Non- Cumulative	April 2008	89,100	30,000	2,673	8.625%	On or after May 28, 2013
Series 2 (MC) (2, 9)	9.00% Non-Voting Mandatory Convertible Non- Cumulative	July 2008	12,000	100,000	1,200	9.00%	On October 15, 2010
Series 3 (MC) (2, 9)	9.00% Non-Voting Mandatory Convertible Non- Cumulative	July 2008	5,000	100,000	500	9.00%	On October 15, 2010
Total			5,760,731		59,294

(1)	Amounts shown before third party issuance costs and other Merrill Lynch related adjustments of $634 million.

(2)	The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends.

(3)

Subject to the approval of federal banking regulators, the Series N Preferred Stock may be redeemed on or after November 15, 2011, the Series Q Preferred Stock may be redeemed on or after February 15, 2012, and the Series R Preferred Stock may be redeemed after the Series N Preferred Stock and the Series Q Preferred Stock have been redeemed. Subject to the approval of federal banking regulators, the Series N Preferred Stock may be redeemed before November 15, 2011 with net proceeds from a specified amount of qualified equity offerings (which is defined generally as a sale or issuance of common or perpetual preferred stock to third parties that qualifies as Tier 1 Capital), and, if the Series N Preferred Stock has been redeemed, the Series Q Preferred Stock may be redeemed before February 15, 2012 with net proceeds from a specified amount of qualified equity offerings. Notwithstanding the foregoing, pursuant to the American Recovery and Reinvestment Act of 2009, the Emergency Economic Stabilization Act of 2008 was amended to add a new Section 111(g), which would allow the Corporation to redeem the Series N, the Series Q or the Series R Preferred Stock at any time, subject to approval of the appropriate federal banking agency, without raising additional cash proceeds from qualified equity offerings or without regard to waiting periods.

(4)	Series of preferred stock are not convertible and have general voting rights.

(5)	Ownership is held in the form of depositary shares, each representing a 1/1200th interest in a share of preferred stock, paying a quarterly cash dividend.

(6)	Subject to 3.00% minimum rate per annum.

(7)	Subject to 4.00% minimum rate per annum.

(8)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of preferred stock, paying a quarterly cash dividend.

(9)

Represents shares outstanding of Merrill Lynch & Co., Inc. Each share of Mandatory Convertible Preferred Stock Series 2 and Series 3 will be converted on October 15, 2010 into a maximum of 2,605 and 3,820 shares of the Corporation’s common stock plus cash in lieu of fractional shares and are optionally convertible prior to that time into 2,227 and 3,265 shares, respectively.

        In January 2009, in connection with the TARP Capital Purchase Program and with the Merrill Lynch acquisition the Corporation issued 400 thousand shares of Series Q Preferred Stock and related warrants to purchase common stock of the Corporation for cash proceeds of $10.0 billion of which $9.0 billion was allocated to preferred stock and $1.0 billion to the warrants on a relative fair value basis. Also in January 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of 800 thousand shares of Series R Preferred Stock and related warrants to purchase common stock of the Corporation for cash proceeds of $20.0 billion of which $17.8 billion was allocated to preferred stock and $2.2 billion to the warrants on a relative fair value basis. The discount on the Series Q and R Preferred Stock will be accreted and recognized in retained earnings as a non-cash dividend which impacts diluted EPS, with a corresponding increase in the carrying value of the preferred stock, over a period of five years and 10 years respectively. The Corporation utilized a Black-Scholes option model to fair value the stock warrants. The key assumptions used to determine the relative fair value of the warrants included volatility of 51.66 percent and 54.79 percent and a spot price equal to the exercise price of $30.79 and $13.30 for Series Q and Series R Preferred Stock. In addition, we assumed that the warrants for both series of preferred stock had a dividend yield of zero.

During the first and second quarters of 2009, the aggregate dividends on preferred stock declared were $1.0 billion and $1.2 billion, including $145 million and $144 million related to preferred stock issued or remaining outstanding as part of the Merrill Lynch acquisition.

Accumulated OCI

The following table presents the changes in accumulated OCI for the six months ended June 30, 2009 and 2008, net-of-tax.

(Dollars in millions)	Available-for - Sale Debt Securities (1)	Available-for- Sale Marketable Equity Securities	Derivatives (2)	Employee Benefit Plans(3)	Foreign Currency (4)	Total
Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)
Cumulative adjustment for accounting change - OTTI (5)	(71)	-	-	-	-	(71)
Net change in fair value recorded in accumulated OCI	2,835	793	(10)	161	(101)	3,678
Net realized (gains) losses reclassified into earnings (6, 7)	(238)	(4,383)	497	115	-	(4,009)
Balance, June 30, 2009	$(3,430)	$345	$(2,971)	$(4,366)	$(805)	$(11,227)

Balance, December 31, 2007	$(1,880)	$8,416	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI	(3,713)	222	(359)	-	62	(3,788)
Net realized (gains) losses reclassified into earnings (6)	457	(68)	383	23	-	795
Balance, June 30, 2008	$(5,136)	$8,570	$(4,378)	$(1,278)	$358	$(1,864)

(1)

The six months ended June 30, 2009 includes $252 million of net loss in fair value recorded in accumulated OCI and $173 million of realized losses reclassified into earnings on debt securities in which other-than temporary impairment has been recognized and a portion of the unrealized loss remains in OCI. The June 30, 2009 ending balance includes $79 million of unrealized losses in which other-than-temporary impairment has been recognized.

(2)	The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $2.9 billion and $4.0 billion, net-of-tax, at June 30, 2009 and 2008.

(3)	Net change in fair value represents after-tax adjustments based on the 2008 final year-end actuarial valuations.

(4)

For the six months ended June 30, 2009, the net change in fair value recorded in accumulated OCI represented $1.6 billion in pre-tax gains associated with the Corporation’s foreign currency translation adjustments on its net investment in consolidated foreign operations offset by pre-tax losses of $2.4 billion on the related foreign currency exchange hedging results. For the same period in 2008, the net change in fair value recorded in accumulated OCI represented $102 million in pre-tax gain associated with the Corporation’s foreign currency translation adjustments on its net investment in consolidated foreign operations and pre-tax gains of $8 million on the related foreign currency exchange hedging results.

(5)

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

(7)

Accumulated OCI related to AFS marketable equity securities was reduced by a $4.7 billion gain net-of-tax being reclassified from accumulated OCI into earnings on the Corporation’s sale of 19.1 billion common shares of its initial investment in CCB.

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

For the three and six months ended June 30, 2009, average options to purchase 319 million and 321 million shares of common stock were outstanding but not included in the computation of earnings per common share because they were antidilutive compared to 177 million and 140 million for the same periods in 2008. For the three and six months ended June 30, 2009, 164 million and 176 million average dilutive potential common shares associated with the convertible Series L, Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method compared to 138 million and 117 million for the same periods in 2008. The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2009	2008	2009	2008
Earnings per common share
Net income	$3,224	$3,410	$7,471	$4,620
Preferred stock dividends	(805)	(186)	(2,238)	(376)
Net income available to common shareholders (1)	2,419	3,224	5,233	4,244
Income allocated to participating securities	(52)	(22)	(117)	(40)
Net income allocated to common shareholders	$2,367	$3,202	$5,116	$4,204
Average common shares issued and outstanding	7,241,515	4,435,719	6,808,262	4,431,870
Earnings per common share	$0.33	$0.72	$0.75	$0.95

Diluted earnings per common share
Net income available to common shareholders (1)	$2,419	$3,224	$5,233	$4,244
Income allocated to participating securities	(52)	(22)	(117)	(40)
Net income allocated to common shareholders	$2,367	$3,202	$5,116	$4,204
Average common shares issued and outstanding	7,241,515	4,435,719	6,808,262	4,431,870
Dilutive potential common shares (2)	28,003	8,379	28,710	13,558
Total diluted average common shares issued and outstanding	7,269,518	4,444,098	6,836,972	4,445,428
Diluted earnings per common share	$0.33	$0.72	$0.75	$0.95

(1)

For the three months ended June 30, 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to the Corporation’s preferred stock exchange for common stock.

(2)	Includes incremental shares from restricted stock units, restricted stock shares, stock options and warrants.

NOTE 14 – Pension, Postretirement and Other Employee Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. The plans provide defined benefits based on an employee’s compensation and years of service. The Bank of America Pension Plan (the Pension Plan) provides participants with compensation credits, generally based on years of service. For account balances based on compensation credits prior to January 1, 2008, the Pension Plan allows participants to select from various earnings measures, which are based on the returns of certain funds or common stock of the Corporation. The participant-selected earnings measures determine the earnings rate on the individual participant account balances in the Pension Plan. Participants may elect to modify earnings measure allocations on a periodic basis subject to the provisions of the Pension Plan. For account balances based on compensation credits subsequent to December 31, 2007, the account balance earnings rate is based on a benchmark rate. For eligible employees in the Pension Plan on or after January 1, 2008, the benefits become vested upon completion of three years of service. It is the policy of the Corporation to fund not less than the minimum funding amount required by ERISA. A detailed discussion of these plans is presented in Note 16 – Employee Benefit Plans to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, and other postretirement plans. The non-U.S. pension plans vary based on the country and local practices.

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. The Corporation has contributed approximately $120 million toward this agreement during the six months ended June 30, 2009. Additional contributions may be required under the supplemental agreement.

Net periodic benefit cost (income) of the Corporation’s plans for the three and six months ended June 30, 2009 and 2008 included the following components:

	Three Months Ended June 30
	Qualified Pension Plans		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans
(Dollars in millions)	2009	2008	2009 (2)	2008	2009 (2)	2008
Components of net periodic benefit cost (income)
Service cost	$87	$69	$7	$1	$3	$3
Interest cost	183	201	59	19	22	20
Expected return on plan assets	(308)	(355)	(54)	-	(2)	(3)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	11	5	(2)	(2)	-	-
Recognized net actuarial loss (gain)	89	22	-	4	(24)	(28)
Recognized termination benefit cost	8	-	-	-	-	-
Net periodic benefit cost (income)	$70	$(58)	$10	$22	$7	$-

	Six Months Ended June 30
	Qualified Pension Plans		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans
(Dollars in millions)	2009	2008	2009 (2)	2008	2009 (2)	2008
Components of net periodic benefit cost (income)
Service cost	$194	$157	$14	$3	$8	$8
Interest cost	371	411	119	38	45	43
Expected return on plan assets	(616)	(716)	(108)	-	(4)	(6)
Amortization of transition obligation	-	-	-	-	16	16
Amortization of prior service cost (credits)	20	17	(4)	(4)	-	-
Recognized net actuarial loss (gain)	188	38	2	7	(38)	(36)
Recognized termination benefit cost	8	-	-	-	-	-
Net periodic benefit cost (income)	$165	$(93)	$23	$44	$27	$25

(1)	Includes nonqualified pension plans, the terminated U.S pension plan and non-U.S. pension plans as described above.

(2)

The net periodic benefit cost (income) of the Merrill Lynch Nonqualified and Other Pension Plans and Postretirement Health and Life Plans was $(6) million and $4 million and $(12) million and $8 million for the three and six months ended June 30, 2009.

For 2009, the Corporation expects to contribute approximately $300 million and $150 million to its nonqualified and other pension plans and postretirement health and life plans. For the six months ended June 30, 2009, the Corporation contributed $231 million and $67 million for these plans. The Corporation does not expect to be required to contribute to its qualified pension plans during 2009.

In connection with the Merrill Lynch acquisition, approximately 234 million stock-based compensation awards (e.g., options and restricted shares) were converted to Bank of America stock-based awards. The unamortized compensation expense at the time of acquisition was approximately $700 million which will be substantially amortized into personnel expense through 2012.

NOTE 15 – Income Taxes

The Corporation’s net deferred tax assets increased by $19.6 billion as a result of the acquisition of Merrill Lynch on January 1, 2009. Included in these deferred tax assets are carryforward amounts generated in the U.S. and U.K. that are deductible in the future as net operating losses (NOLs). The U.K. NOL deferred tax asset of $9.7 billion has an unlimited carryforward period, but due to change-in-control limitations in the three years prior to and following the change in ownership, can be jeopardized by certain major changes in the nature or conduct of the Corporation’s U.K. businesses. The Corporation has concluded that no valuation allowance is required. The U.S. federal NOL of $11.8 billion, which is represented by a deferred tax asset of $4.1 billion, can be carried forward against future tax periods of the Corporation until 2028, and no valuation allowance has been established based upon the Corporation’s estimate that future taxable income will be sufficient to utilize the NOL prior to its expiration. Merrill Lynch also has U.S. federal capital loss and foreign tax credit carryforwards against which valuation allowances have been recorded to reduce the assets to the amounts the Corporation believes are more likely than not to be realized before their expiration.

The determination of the amount of deferred tax assets that are more likely than not to be realized involves the assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, historical taxable income and projected future taxable income, the character and geographic mix of projected future taxable income, and projected future reversals of existing deferred tax liabilities. During the quarter ended June 30, 2009, the Corporation released $750 million of the valuation allowance attributable to Merrill Lynch’s federal capital loss carryforward as the capital gain recognized on the sale of CCB shares increased the portion of such carryforward that is more likely than not to be realized.

At June 30, 2009 and December 31, 2008, the balance of the Corporation’s unrecognized tax benefits (UTBs) was $5.9 billion and $3.5 billion. The increase was primarily due to the acquisition of Merrill Lynch. As of June 30, 2009, $4.5 billion of the UTBs (net of items such as state income taxes and foreign tax credit offsets) would, if recognized, affect the Corporation’s effective tax rate in future periods.

In December 2008, the U.S. Tax Court issued an adverse decision with respect to Merrill Lynch’s tax treatment of a 1987 transaction which the Corporation expects to appeal. The UTBs with respect to this transaction have been included in the amounts disclosed above.

Merrill Lynch is under examination by the Internal Revenue Service (IRS) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The examinations of the U.S. federal income tax returns are ongoing for the years 2005 to 2007. Tax returns filed in the U.K. are currently under examination for the years 2006 to 2007. The Corporation has paid assessments issued by tax authorities in Japan for the tax years that ended March 31, 1999 through 2007, which assert that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. The Corporation will utilize the process of obtaining clarification from international authorities (referred to as Competent Authority) to determine the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The Corporation believes it is reasonably possible that portions of these proceedings will be concluded within the next 12 months.

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

Due to the resolution of all examination matters reasonably possible to be concluded (including Merrill Lynch) within the next 12 months, the Corporation’s UTB balance may decrease by as much as $1.4 billion during that period since resolved items would be removed from the balance whether their resolution resulted in payment or recognition.

As of June 30, 2009 and December 31, 2008, the Corporation’s accrual for interest and penalties related to income taxes net of taxes and remittances, which included applicable interest on certain leveraged lease positions, was $1.0 billion and $677 million. The increase was primarily due to the Merrill Lynch acquisition.

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

Note 16 – Fair Value Disclosures

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries certain corporate loans and loan commitments, LHFS, securities financing agreements, long-term deposits and certain structured notes that are classified as long-term debt at fair value in accordance with SFAS 159. The Corporation also carries at fair value trading account assets and liabilities, derivative assets and liabilities, AFS debt securities, MSRs, and certain other assets. A detailed discussion regarding the fair value hierarchy and how the Corporation measures fair value is presented in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

Securities Financing Agreements

The fair values of certain reverse repurchase arrangements, repurchase arrangements, and securities borrowed transactions are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. As part of certain securities lending agreements, securities are received as collateral and are recorded at fair market value in other assets, and the liability to return these securities is recorded at fair market value in accrued expenses and other liabilities.

Deposits, Commercial Paper and Other Short-term Borrowings and Certain Structured Notes that are Classified as Long-term debt

The fair values of deposits, commercial paper and other short-term borrowings and certain structured notes that are classified as long-term debt are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Corporation considers, consistent with the requirements of SFAS 157, the impact of its own creditworthiness in the valuation of these liabilities. The credit risk is determined by reference to existing direct market costs of credit.

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

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. Consistent with the way the Corporation fair values long-term deposits, commercial paper and other short-term borrowings and certain structured notes as discussed above, the Corporation incorporates, within its fair value measurements of over-the-counter derivatives, the net credit differential between the counterparty credit risk and the Corporation’s own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on historical experience, adjusted for recent name specific expectations.

Mortgage Servicing Rights

The fair values of MSRs are determined using models which depend on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the OAS levels. For more information on MSRs, see Note 18 – Mortgage Servicing Rights.

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

For private equity and principal investments held at fair value, valuation methodologies include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples, or discounted cash flows and are subject to appropriate discounts for lack of liquidity or marketability. Other factors which may influence changes to the fair value include, but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets.

Asset-backed Secured Financings

The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Recurring Fair Value

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009, including financial instruments for which the Corporation accounts for in accordance with SFAS 159, are summarized in the table below:

	June 30, 2009
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$69,826	$-	$-	$69,826
Trading account assets:
U.S. government and agency securities	20,612	50,712	-	-	71,324
Corporate securities, trading loans, and other	6,820	43,287	8,578	-	58,685
Equity securities	15,444	6,804	7,433	-	29,681
Foreign sovereign debt	14,040	6,778	865	-	21,683
Mortgage trading loans and asset- backed securities	-	8,731	9,367	-	18,098
Total trading account assets	56,916	116,312	26,243	-	199,471
Derivative assets	4,445	1,720,674	34,712	(1,658,124)	101,707
Available-for-sale debt securities:
U.S. Treasury securities and agency debentures	11,030	3,886	-	-	14,916
Mortgage-backed securities:
Agency MBS	-	137,468	-	-	137,468
Agency collateralized mortgage obligations	-	17,862	-	-	17,862
Non-agency MBS	-	33,559	8,897	-	42,456
Foreign securities	114	3,050	1,061	-	4,225
Corporate/Agency bonds	-	3,541	1,942	-	5,483
Other taxable securities	1,676	13,147	7,776	-	22,599
Tax-exempt securities	-	10,404	2,106	-	12,510
Total available-for-sale debt securities	12,820	222,917	21,782	-	257,519
Loans and leases (2)	-	-	6,962	-	6,962
Mortgage servicing rights	-	-	18,535	-	18,535
Loans held-for-sale	-	30,989	7,313	-	38,302
Other assets (3)	18,576	5,970	6,168	-	30,714
Total assets	$92,757	$2,166,688	$121,715	$(1,658,124)	$723,036

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,658	$-	$-	$1,658
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	48,601	-	-	48,601
Trading account liabilities:
U.S. government and agency securities	13,309	2,744	-	-	16,053
Equity securities	11,287	7,562	-	-	18,849
Foreign sovereign debt	10,436	859	352	-	11,647
Corporate securities and other	-	6,828	7	-	6,835
Total trading account liabilities	35,032	17,993	359	-	53,384
Derivative liabilities	2,943	1,693,842	25,311	(1,670,796)	51,300
Commercial paper and other short-term borrowings	-	1,387	-	-	1,387
Accrued expenses and other liabilities	11,055	357	2,063	-	13,475
Long-term debt	-	35,721	5,289	-	41,010
Total liabilities	$49,030	$1,799,559	$33,022	$(1,670,796)	$210,815

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)

Loans and leases at June 30, 2009 included $22.4 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option election in accordance with SFAS 159.

(3)

Other assets is primarily comprised of AFS equity securities and other equity investments. Substantially all of other assets are eligible for, and the Corporation has not chosen to elect, fair value accounting at June 30, 2009.

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

The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2009 and 2008, including realized and unrealized gains (losses) included in earnings and OCI.

Level 3 – Fair Value Measurements
	Three Months Ended June 30, 2009
(Dollars in millions)	Balance April 1, 2009	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers in to / out of Level 3	Balance June 30, 2009
Trading account assets:
Corporate securities, trading loans, and other	$10,458	$125	$-	$(1,259)	$(746)	$8,578
Equity securities	7,671	(101)	-	(104)	(33)	7,433
Foreign sovereign debt	601	79	-	11	174	865
Mortgage trading loans and asset- backed securities	9,623	96	-	2,426	(2,778)	9,367
Total trading account assets	28,353	199	-	1,074	(3,383)	26,243
Net derivative assets (1)	7,416	406	-	(2,580)	4,159	9,401
Available-for-sale debt securities:
Non-agency MBS	10,364	(637)	1,936	(3,510)	744	8,897
Foreign securities	1,219	(79)	(100)	21	-	1,061
Corporate/Agency bonds	1,725	(10)	136	(115)	206	1,942
Other taxable securities	8,700	(1)	132	(196)	(859)	7,776
Tax-exempt securities	267	-	(17)	1,326	530	2,106
Total available-for-sale debt securities	22,275	(727)	2,087	(2,474)	621	21,782
Loans and leases (2)	6,955	1,171	-	(1,164)	-	6,962
Mortgage servicing rights	14,096	3,829	-	610	-	18,535
Loans held-for-sale (2)	7,362	269	-	(198)	(120)	7,313
Other assets (3)	6,055	146	-	(43)	10	6,168
Trading account liabilities:
Foreign sovereign debt	(326)	(26)	-	-	-	(352)
Corporate securities and other	-	-	-	(7)	-	(7)
Accrued expenses and other liabilities (2)	(2,783)	603	-	78	39	(2,063)
Long-term debt (2)	(8,067)	(1,112)	-	370	3,520	(5,289)

(1)	Net derivatives at June 30, 2009 included derivative assets of $34.7 billion and derivative liabilities of $25.3 billion.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

Level 3 – Fair Value Measurements
	Three Months Ended June 30, 2008
(Dollars in millions)	Balance March 31, 2008	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers in to / out of Level 3	Balance June 30, 2008
Trading account assets	$5,522	$(211)	$-	$(227)	$562	$5,646
Net Derivative assets (1)	316	(801)	-	1,949	(147)	1,317
Available-for-sale debt securities	9,658	(310)	78	(2,263)	1,161	8,324
Loans and leases (2)	5,057	55	-	(98)	-	5,014
Mortgage servicing rights	3,163	635	-	452	-	4,250
Loans held-for-sale (2)	1,222	(50)	-	(305)	1,145	2,012
Other assets (3)	4,274	171	-	(436)	3	4,012
Accrued expenses and other liabilities (2)	(903)	180	-	-	-	(723)

(1)	Net derivatives at June 30, 2008 included derivative assets of $10.3 billion and derivative liabilities of $9.0 billion.

(2)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loans, loan commitments and loans held-for-sale.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

Level 3 – Fair Value Measurements
	Six Months Ended June 30, 2009
(Dollars in millions)	Balance January 1, 2009	Merrill Lynch Acquisition	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers in to / out of Level 3	Balance June 30, 2009
Trading account assets:
Corporate securities, trading loans, and other	$4,540	$7,012	$(272)	$-	$(3,445)	$743	$8,578
Equity securities	546	3,848	(278)	-	3,543	(226)	7,433
Foreign sovereign debt	-	30	64	-	10	761	865
Mortgage trading loans and asset- backed securities	2,232	7,294	(165)	-	1,658	(1,652)	9,367
Total trading account assets	7,318	18,184	(651)	-	1,766	(374)	26,243
Net derivative assets (1)	2,270	2,307	4,274	-	(3,991)	4,541	9,401
Available-for-sale debt securities:
Non-agency MBS	6,096	2,509	(740)	2,109	(1,678)	601	8,897
Foreign securities	1,247	-	(79)	(99)	(8)	-	1,061
Corporate/Agency bonds	1,598	-	(49)	95	(49)	347	1,942
Other taxable securities	9,599	-	(20)	487	(1,147)	(1,143)	7,776
Tax-exempt securities	162	-	-	25	1,292	627	2,106
Total available-for-sale debt securities	18,702	2,509	(888)	2,617	(1,590)	432	21,782
Loans and leases (2)	5,413	2,452	156	-	(1,059)		6,962
Mortgage servicing rights	12,733	209	4,927	-	666	-	18,535
Loans held-for-sale (2)	3,382	3,872	133	-	46	(120)	7,313
Other assets (3)	3,572	2,696	(116)	-	6	10	6,168
Trading account liabilities:
Foreign sovereign debt	-	-	(26)	-	18	(344)	(352)
Corporate securities and other	-	-	-	-	(7)	-	(7)
Accrued expenses and other liabilities (2)	(1,940)	(1,337)	1,121	-	54	39	(2,063)
Long-term debt (2)	-	(7,481)	(1,604)	-	(51)	3,847	(5,289)

(1)

Net derivatives at June 30, 2009 included derivative assets of $34.7 billion and derivative liabilities of $25.3 billion. Net derivatives acquired in connection with the acquisition of Merrill Lynch on January 1, 2009 included derivative assets of $37.3 billion and derivative liabilities of $35.0 billion.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

Level 3 – Fair Value Measurements
	Six Months Ended June 30, 2008
(Dollars in millions)	Balance January 1, 2008	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers in to / (out of) Level 3	Balance June 30, 2008
Trading account assets	$4,027	$(771)	$-	$(795)	$3,185	$5,646
Net Derivative assets (1)	(1,203)	(311)	-	2,473	358	1,317
Available-for-sale debt securities	5,507	(799)	(504)	(1,011)	5,131	8,324
Loans and leases (2)	4,590	(70)	-	494	-	5,014
Mortgage servicing rights	3,053	588	-	609	-	4,250
Loans held-for-sale (2)	1,334	(106)	-	(384)	1,168	2,012
Other assets (3)	3,987	650	-	(481)	(144)	4,012
Accrued expenses and other liabilities (2)	(660)	(63)	-	-	-	(723)

(1)	Net derivatives at June 30, 2008 included derivative assets of $10.3 billion and derivative liabilities of $9.0 billion.

(2)	Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loans, loan commitments and loans held-for-sale.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and six months ended June 30, 2009 and 2008. These amounts include those gains (losses) generated by loans, LHFS, loan commitments and structured notes which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2009
(Dollars in millions)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$125	$-	$-	$125
Equity securities	-	(101)	-	-	(101)
Foreign sovereign debt	-	79	-	-	79
Mortgage trading loans and asset- backed securities	-	(15)	111	-	96
Total trading account assets	-	88	111	-	199
Net derivative assets	-	(651)	1,057	-	406
Available-for-sale debt securities:
Non-agency MBS	-	-	3	(640)	(637)
Foreign securities	-	-	-	(79)	(79)
Corporate/Agency bonds	-	-	-	(10)	(10)
Other taxable securities	-	-	-	(1)	(1)
Total available-for-sale debt securities	-	-	3	(730)	(727)
Loans and leases (2)	-	(10)	-	1,181	1,171
Mortgage servicing rights	-	-	3,829	-	3,829
Loans held-for-sale (2)	-	(155)	(36)	460	269
Other assets	142	-	-	4	146
Trading account liabilities:
Foreign sovereign debt	-	(26)	-	-	(26)
Accrued expenses and other liabilities (2)	-	(7)	99	511	603
Long-term debt (2)	-	(846)	-	(266)	(1,112)
Total	$142	$(1,607)	$5,063	$1,160	$4,758

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2008
(Dollars in millions)	Card Income (Loss)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(211)	$-	$-	$(211)
Net derivative assets	-	-	(708)	(93)	-	(801)
Available-for-sale debt securities	-	-	-	-	(310)	(310)
Loans and leases (2)	-	-	-	-	55	55
Mortgage servicing rights	-	-	-	635	-	635
Loans held-for-sale (2)	-	-	(10)	(40)	-	(50)
Other assets	(87)	258	-	-	-	171
Accrued expenses and other liabilities (2)	-	-	1	-	179	180
Total	$(87)	$258	$(928)	$502	$(76)	$(331)

(1) Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2) Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2009
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)		Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$(272)	$-	$-		$(272)
Equity securities	-	-	(278)	-	-		(278)
Foreign sovereign debt	-	-	64	-	-		64
Mortgage trading loans and asset-backed securities	-	-	(289)	124	-		(165)
Total trading account assets	-	-	(775)	124	-		(651)
Net derivative assets	-	-	710	3,564	-		4,274
Available-for-sale debt securities:
Mortgage-backed securities:
Non-agency MBS	-	-	-	(12)	(728)		(740)
Foreign securities Corporate/Agency bonds	- -	- -	- -	- -	(79 (49	) )	(79 (49	) )
Other taxable securities	-	-	-	-	(20)		(20)
Total available-for-sale debt securities	-	-	-	(12)	(876)		(888)
Loans and leases (2)	-	-	(7)	-	163		156
Mortgage servicing rights	-	-	-	4,927	-		4,927
Loans held-for-sale (2)	-	-	(209)	(88)	430		133
Other assets	8	63	(3)	1	(185)		(116)
Trading account liabilities:
Foreign sovereign debt	-	-	(26)	-	-		(26)
Accrued expenses and other liabilities (2)	-	-	(1)	133	989		1,121
Long-term debt (2)	-	-	(1,345)	-	(259)		(1,604)
Total	$8	$63	$(1,656)	$8,649	$262		$7,326

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2008
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(771)	$-	$-	$(771)
Net derivative assets	-	-	(350)	39	-	(311)
Available-for-sale debt securities	-	-	-	-	(799)	(799)
Loans and leases (2)	-	-	(2)	-	(68)	(70)
Mortgage servicing rights	-	-	-	588	-	588
Loans held-for-sale (2)	-	-	(40)	(66)	-	(106)
Other assets	377	265	-	-	8	650
Accrued expenses and other liabilities (2)	-	-	(4)	-	(59)	(63)
Total	$377	$265	$(1,167)	$561	$(918)	$(882)

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

The tables below summarize changes in unrealized gains (losses) recorded in earnings during the three and six months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at June 30, 2009 and 2008. These amounts include changes in fair value generated by loans, LHFS, loan commitments and structured notes which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2009
(Dollars in millions)	Card Income (Loss)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)		Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$110	$-	$-		$110
Equity securities	-	-	(102)	-	-		(102)
Foreign sovereign debt	-	-	79	-	-		79
Mortgage trading loans and asset-backed securities	-	-	(156)	51	-		(105)
Total trading account assets	-	-	(69)	51	-		(18)
Net derivative assets	-	-	(681)	1,064	-		383
Available-for-sale debt securities:
Mortgage-backed securities:
Non-agency MBS Foreign securities	- -	- -	- -	- -	(617 (88	) )	(617 (88	) )
Corporate/Agency bonds	-	-	-	-	(3)		(3)
Other taxable securities	-	-	-	-	(47)		(47)
Total available-for-sale debt securities	-	-	-	-	(755)		(755)
Loans and leases (2)	-	-	-	-	1,105		1,105
Mortgage servicing rights	-	-	-	3,428	-		3,428
Loans held-for-sale (2)	-	-	(155)	(40)	471		276
Other assets	(25)	120	-	-	50		145
Trading account liabilities:
Foreign sovereign debt	-	-	(26)	-	-		(26)
Accrued expenses and other liabilities (2)	-	-	-	99	482		581
Long-term debt (2)	-	-	(1,030)	-	(266)		(1,296)
Total	$(25)	$120	$(1,961)	$4,602	$1,087		$3,823

(1) Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2) Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2008
(Dollars in millions)	Card Income (Loss)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(212)	$-	$-	$(212)
Net derivative assets	-	-	(562)	(86)	-	(648)
Available-for-sale debt securities	-	-	-	-	(282)	(282)
Loans and leases (2)	-	-	-	-	(1)	(1)
Mortgage servicing rights	-	-	-	615	-	615
Loans held-for-sale (2)	-	-	(14)	(6)	-	(20)
Other assets	(103)	171	-	-	-	68
Accrued expenses and other liabilities (2)	-	-	-	-	25	25
Total	$(103)	$171	$(788)	$523	$(258)	$(455)

(1) Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2) Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2009
(Dollars in millions)	Card Income (Loss)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$(289)	$-	$-	$(289)
Equity securities	-	-	(274)	-	-	(274)
Foreign sovereign debt	-	-	64	-	-	64
Mortgage trading loans and asset-backed securities	-	-	(437)	64	-	(373)
Total trading account assets	-	-	(936)	64	-	(872)
Net derivative assets	-	-	1,300	3,591	-	4,891
Available-for-sale debt securities:
Mortgage-backed securities:
Non-agency MBS	-	-	-	(12)	(209)	(221)
Foreign securities	-	-	-	-	(79)	(79)
Corporate/Agency bonds	-	-	-	-	(20)	(20)
Other taxable securities	-	-	-	-	(12)	(12)
Total available-for-sale debt securities	-	-	-	(12)	(320)	(332)
Loans and leases (2)	-	-	-	-	(93)	(93)
Mortgage servicing rights	-	-	-	4,456	-	4,456
Loans held-for-sale (2)	-	-	(208)	(92)	449	149
Other assets	(59)	(165)	-	-	50	(174)
Trading account liabilities:
Foreign sovereign debt	-	-	(4)	-	-	(4)
Accrued expenses and other liabilities (2)	-	-	-	133	915	1,048
Long-term debt (2)	-	-	(1,563)	-	(259)	(1,822)
Total	$(59)	$(165)	$(1,411)	$8,140	$742	$7,247

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Level 3 –Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2008
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(800)	$-	$-	$(800)
Net derivative assets	-	-	(404)	(38)	-	(442)
Available-for-sale debt securities	-	-	-	-	(758)	(758)
Loans and leases (2)	-	-	-	-	(152)	(152)
Mortgage servicing rights	-	-	-	519	-	519
Loans held-for-sale (2)	-	-	(43)	(66)	-	(109)
Other assets	100	118	(10)	-	-	208
Accrued expenses and other liabilities (2)	-	-	-	-	(309)	(309)
Total	$100	$118	$(1,257)	$415	$(1,219)	$(1,843)

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represented items which are accounted for at fair value in accordance with SFAS 159.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include LHFS and foreclosed properties. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Period ended June 30, 2009			Gains (Losses)
(Dollars in millions)	Level 1	Level 2	Level 3	Three months ended June 30, 2009	Six months ended June 30, 2009
Assets
Loans held-for-sale	$-	$2,236	$9,318	$(107)	$(691)
Other Assets	-	12	113	(60)	(60)
Foreclosed properties (1)	-	21	609	(86)	(207)

	Period ended June 30, 2008			Gains (Losses)
(Dollars in millions)	Level 1	Level 2	Level 3	Three months ended June 30, 2008	Six months ended June 30, 2008
Assets
Loans held-for-sale	$-	$1,560	$11,930	$(215)	$(905)
Foreclosed properties (1)	-	-	103	(19)	(35)

(1)

Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

In addition to the amounts presented in the non-recurring basis table above, on June 26, 2009 the Corporation entered into a joint venture agreement with First Data Corporation creating Banc of America Merchant Services, LLC. The Corporation recorded a pre-tax gain of $3.8 billion related to the contribution of its merchant servicing business to the joint venture. The investment in the joint venture was initially recorded in other assets as a Level 3 non-recurring fair value of $4.7 billion and will be accounted for under the equity method of accounting.

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

At June 30, 2009 and December 31, 2008, funded loans which the Corporation has elected to fair value had an aggregate fair value of $6.96 billion and $5.41 billion recorded in loans and leases and an aggregate outstanding principal balance of $8.45 billion and $6.42 billion. At June 30, 2009 and December 31, 2008, unfunded loan commitments that the Corporation has elected to fair value had an aggregate fair value of $1.46 billion and $1.12 billion recorded in accrued expenses and other liabilities and an aggregate committed exposure of $26.8 billion and $16.9 billion. Interest income on these loans is recorded in interest and fees on loans and leases. At June 30, 2009 and December 31, 2008, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status.

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to use fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. At June 30, 2009 and December 31, 2008, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $38.30 billion and $18.96 billion and an aggregate outstanding principal balance of $45.13 billion and $20.75 billion.

Interest income on these loans is recorded in other interest income. These changes in fair value are mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Other Assets

Other assets primarily represents non-marketable convertible preferred shares for which the Corporation has economically hedged a majority of the position with derivatives. At June 30, 2009, these assets had a fair value of $2.8 billion.

Securities Financing Agreements

The Corporation elected the fair value option for certain securities financing agreements. The fair value option election was made for certain securities financing agreements based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. At June 30, 2009, securities financing agreements for which the fair value option has been elected had an aggregate fair value of $118.4 billion and a principal balance of $119.6 billion.

Long-term Deposits

The Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. At June 30, 2009 and December 31, 2008, these instruments had an aggregate fair value of $1.66 billion and $1.72 billion and a principal balance of $1.66 billion and $1.70 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Commercial Paper and Other Short-term Borrowings

The Corporation elected to fair value certain commercial paper and short-term borrowings that were acquired as part of the Merrill Lynch acquisition. This debt is risk managed on a fair value basis and hedge accounting under SFAS 133 has been difficult to achieve. At June 30, 2009, this debt had an aggregate fair value of $1.39 billion and a principal balance of $613 million recorded in commercial paper and other short-term borrowings.

Long-term Debt

The Corporation elected to fair value certain long-term debt, primarily structured notes, that were acquired as part of the Merrill Lynch acquisition. This long-term debt is risk managed on a fair value basis and hedge accounting under SFAS 133 has been difficult to achieve. The majority of the fair value changes on long-term debt is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Except for gains related to changes in the Corporation’s credit spreads, the majority of gains for the quarter ended June 30, 2009 are offset by losses on derivatives that economically hedge this debt and that are accounted for at fair value under SFAS 133. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in the Corporation’s credit spreads were losses of $3.6 billion and $1.4 billion for the three and six months ended June 30, 2009. Changes in the Corporation’s specific credit risk are derived by isolating fair value changes due to changes in the Corporation’s credit spreads as observed in the secondary cash market. At June 30, 2009, this long-term debt had an aggregate fair value of $41.0 billion and a principal balance of $47.3 billion recorded in long-term debt.

Asset-backed Secured Financings

The Corporation elected to fair value certain asset-backed secured financings. At June 30, 2009, these secured financings had an aggregate fair value of $630 million and a principal balance of $1.5 billion recorded in accrued expenses and other liabilities. At December 31, 2008, these secured financings had an aggregate fair value of $816 million and a principal balance of $1.6 billion recorded in accrued expenses and other liabilities. Using the fair value option election allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

The following table provides information about where changes in the fair value of assets or liabilities for which the fair value option has been elected are included in the Consolidated Statement of Income.

Gains (Losses) Relating to Assets and Liabilities Accounted for Using Fair Value Option
	Three Months Ended June 30, 2009
(Dollars in millions)	Corporate Loans and Loan Commitments	Loans Held-for- Sale (1)	Securities Financing Agreements	Other Assets	Long- term Deposits	Asset- backed Secured Financings	Commercial Paper and Other Short-Term Borrowings	Long- Term Debt	Total
Trading account profits (losses)	$(17)	$(154)	$-	$374	$-	$-	$(230)	$(1,886)	$(1,913)

Mortgage banking income	-	580	-	-	-	99	-	-	679

Equity investment income (loss)	-	-	-	(32)	-	-	-	-	(32)

Other income (loss)	1,708	562	(129)	-	54	-	-	(3,571)	(1,376)
Total	$1,691	$988	$(129)	$342	$54	$99	$(230)	$(5,457)	$(2,642)

	Three Months Ended June 30, 2008
Trading account profits	$1	$114	$-	$-	$-	$-	$-	$-	$115

Mortgage banking income	-	102	-	-	-	-	-	-	102

Other income (loss)	234	27	(10)	-	33	-	-	-	284
Total	$235	$243	$(10)	$-	$33	$-	$-	$-	$501

	Six Months Ended June 30, 2009
	Corporate Loans and Loan Commitments	Loans Held-for- Sale (1)	Securities Financing Agreements	Other Assets	Long- term Deposits	Asset- backed Secured Financings	Commercial Paper and Other Short-Term Borrowings	Long- Term Debt	Total
Trading account profits (losses)	$(8)	$(248)	$-	$379	$-	$-	$(240)	$(2,003)	$(2,120)

Mortgage banking income	-	2,560	-	-	-	133	-	-	2,693

Equity investment income (loss)	-	-	-	(135)	-	-	-	-	(135)

Other income (loss)	1,341	547	(143)	-	80	-	-	(1,350)	475
Total	$1,333	$2,859	$(143)	$244	$80	$133	$(240)	$(3,353)	$913

	Six Months Ended June 30, 2008
Trading account profits (losses)	$(6)	$(497)	$-	$-	$-	$-	$-	$-	$(503)

Mortgage banking income	-	117	-	-	-	-	-	-	117

Other income (loss)	(127)	(18)	(7)	-	(21)	-	-	-	(173)
Total	$(133)	$(398)	$(7)	$-	$(21)	$-	$-	$-	$(559)

(1)

Gains (losses) included in LHFS includes the change in fair value attributable to certain closed interest rate lock commitments of $913 million and $2.6 billion for the three and six months ended June 30, 2009 compared to $(37) million and $(74) million for the same periods in 2008. This amount is included as part of the LHFS basis upon funding of the loan.

Note 17 – Fair Value of Financial Instruments (SFAS 107 Disclosure)

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107), requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Corporation did not elect the fair value option. The fair values of such instruments have been derived, in part, by the Corporation’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Corporation.

The provisions of SFAS 107 do not require the disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets such as purchased credit card, affinity and trust relationships.

The following disclosures represent financial instruments in which the ending balances at June 30, 2009 are not carried at fair value in their entirety on the Corporation’s Consolidated Balance Sheet.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, resale and certain repurchase agreements, commercial paper and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. In accordance with SFAS 159, the Corporation elected to fair value certain securities financing agreements and commercial paper and other short-term borrowings. See Note 16 – Fair Value Disclosures for additional information on these financial instruments.

Loans

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. In accordance with SFAS 159, the Corporation elected to fair value certain large corporate loans which exceeded the Corporation’s single name credit risk concentration guidelines. See Note 16 – Fair Value Disclosures for additional information on loans for which the Corporation adopted the fair value option.

Deposits

The fair value for certain deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of foreign time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. In accordance with SFAS 159, the Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. See Note 16 – Fair Value Disclosures for additional information on these long-term fixed rate deposits.

Long-term Debt

The Corporation uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities. In accordance with SFAS 159, the Corporation elected to fair value certain structured notes. See Note 16 – Fair Value Disclosures for additional information on these structured notes.

The book and fair values of certain financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
(Dollars in millions)	Book Value (1)	Fair Value	Book Value (1)	Fair Value
Financial assets (2)
Loans (3)	$886,331	$821,922	$886,198	$841,629
Financial liabilities (2)
Deposits	970,742	971,905	882,997	883,987
Long-term debt	447,187	423,874	268,292	260,291

(1)	Loans are presented net of allowance for loan losses. Amounts exclude leases.
(2)	Includes certain amounts which are accounted for under the fair value option.
(3)

The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require at June 30, 2009 and December 31, 2008. However, the Corporation expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.

NOTE 18 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities.

The following table presents activity for residential first mortgage MSRs for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Balance, beginning of period	$14,096	$3,163	$12,733	$3,053
Merrill Lynch balance, January 1, 2009	-	-	209	-
Additions	1,706	669	2,955	1,035
Impact of customer payments	(797)	(233)	(1,982)	(430)
Other changes in MSR market value	3,530	651	4,620	592
Balance, June 30	$18,535	$4,250	$18,535	$4,250
Mortgage loans serviced for investors (in billions)	$1,703	$292	$1,703	$292

For the three and six months ended June 30, 2009, other changes in MSR market value were $3.5 billion and $4.6 billion compared to $651 million and $592 million for the same periods in 2008. These amounts reflect the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of changes in other assumptions. For the three and six months ended June 30, 2009, the amounts did not include $300 million and $308 million resulting from lower than expected prepayments. For the same periods in 2008, the amounts did not include $(16) million and $(4) million resulting from greater than expected prepayments. The net amounts of $3.8 billion and $4.9 billion for the current periods, and $635 million and $588 million for the comparable periods in 2008 are included in the line “mortgage banking income (loss)” for mortgage servicing rights in the table “Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings” in Note 16 – Fair Value Disclosures.

At June 30, 2009 and December 31, 2008, the fair value of consumer MSRs was $18.5 billion and $12.7 billion. The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted-average lives of the MSRs and the OAS levels.

Key economic assumptions used in determining the fair value of MSRs at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted-average option adjusted spread	1.73%	5.24%	1.71%	6.40%

Weighted-average life, in years	5.11	3.11	3.26	2.71

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

	June 30, 2009
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates

Impact of 10% decrease	0.28	years	0.15	years	$839
Impact of 20% decrease	0.60		0.32		1,785

Impact of 10% increase	(0.25)		(0.13)		(750)
Impact of 20% increase	(0.48)		(0.24)		(1,427)
OAS level
Impact of 100 bps decrease	n/a		n/a		$831
Impact of 200 bps decrease	n/a		n/a		1,737

Impact of 100 bps increase	n/a		n/a		(765)
Impact of 200 bps increase	n/a		n/a		(1,472)

 n/a = not applicable

Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $322 million and $323 million at June 30, 2009 and December 31, 2008 and are not included in the tables above.

NOTE 19 – Business Segment Information

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

Deposits

Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes student lending results and the net effect of our ALM activities. Deposits’ products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. These products provide a relatively stable source of funding and liquidity. The Corporation earns net interest spread revenues from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using a funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient fund fees, overdraft charges and ATM fees. In addition, Deposits includes the impact of migrating customers, and their related deposit balances, between GWIM and Deposits. Net interest income and service fees on such deposits are included subsequent to migration.

In order to better coordinate the consumer payments businesses, we consolidated our consumer and small business card products into Global Card Services; therefore, debit card has moved from Deposits to Global Card Services.

Global Card Services

Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. The Corporation reports Global Card Services’ results on a managed basis which is consistent with the way that management evaluates the results of Global Card Services. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

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

Home Loans & Insurance

Home Loans & Insurance provides an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. Home Loans & Insurance also includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance. Net interest income and noninterest income on such loans is included subsequent to migration.

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management, treasury solutions and investment banking services to clients worldwide. Lending products and services include commercial loans and commitment facilities, real estate lending, leasing, trade finance, short-term credit facilities and asset-based lending and indirect consumer loans. Capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Investment banking services provide the Corporation’s commercial and corporate issuer clients with debt and equity underwriting and distribution capabilities as well as merger-related and other advisory services. Global Banking also includes the results for the economic hedging of the credit risk to certain exposures utilizing various risk mitigation tools. Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of Global Markets and Global Banking in servicing our clients with the best product capabilities, we allocate revenue and expenses to the two segments based on relative contribution.

Global Markets

Global Markets provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities and ABS. Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of Global Markets and Global Banking in servicing our clients with the best product capabilities, we allocate revenue and expenses to the two segments based on relative contribution.

Global Wealth & Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high net-worth individuals. GWIM also reflects the impact of migrating customers, and their related deposit and loan balances, between GWIM and Deposits and GWIM and Home Loans & Insurance. Net interest income and noninterest income on such deposits and loans are included subsequent to migration. In addition, GWIM includes the results of the Institutional Retirement, Philanthropy & Investment business, the Corporation’s approximately 50 percent economic ownership of BlackRock, and other miscellaneous items.

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income for the three and six months ended June 30, 2009 and 2008, and total assets at June 30, 2009 and 2008 for each business segment, as well as All Other.

Business Segments
Three Months Ended June 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Net interest income (4)	$11,942	$10,937	$1,748	$2,625	$5,049	$4,742
Noninterest income	21,144	9,789	1,747	1,775	2,288	2,758
Total revenue, net of interest expense	33,086	20,726	3,495	4,400	7,337	7,500

Provision for credit losses (5)	13,375	5,830	96	89	7,741	4,259
Amortization of intangibles	516	447	59	75	227	256
Other noninterest expense	16,504	9,212	2,590	2,249	1,749	2,119
Income (loss) before income taxes	2,691	5,237	750	1,987	(2,380)	866
Income tax expense (benefit) (4)	(533)	1,827	245	749	(762)	284
Net income (loss)	$3,224	$3,410	$505	$1,238	$(1,618)	$582
Period-end total assets	$2,254,394	$1,716,875	$448,200	$363,326	$231,986	$263,253

	Home Loans & Insurance		Global Banking		Global Markets
	2009	2008	2009	2008	2009	2008
Net interest income (4)	$1,197	$620	$2,738	$2,517	$1,507	$1,197
Noninterest income	3,264	641	5,920	1,938	2,945	181
Total revenue, net of interest expense	4,461	1,261	8,658	4,455	4,452	1,378

Provision for credit losses (5)	2,726	2,034	2,584	400	(1)	(38)
Amortization of intangibles	19	-	57	48	18	-
Other noninterest expense	2,810	732	2,175	1,699	2,541	951
Income (loss) before income taxes	(1,094)	(1,505)	3,842	2,308	1,894	465
Income tax expense (benefit) (4)	(369)	(557)	1,355	875	517	167
Net income (loss)	$(725)	$(948)	$2,487	$1,433	$1,377	$298
Period-end total assets	$234,388	$103,765	$381,123	$386,525	$571,761	$388,451
	GWIM (2)		All Other (2, 3)
	2009	2008	2009	2008
Net interest income (4)	$1,291	$1,149	$(1,588)	$(1,913)
Noninterest income	2,905	1,146	2,075	1,350
Total revenue, net of interest expense	4,196	2,295	487	(563)

Provision for credit losses (5)	238	119	(9)	(1,033)
Amortization of intangibles	131	60	5	8
Other noninterest expense	3,173	1,184	1,466	278
Income (loss) before income taxes	654	932	(975)	184
Income tax expense (benefit) (4)	213	351	(1,732)	(42)
Net income	$441	$581	$757	$226
Period-end total assets	$232,913	$167,197	$154,023	$44,358

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Provision for credit losses represents: For Global Card Services – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the Global Card Services securitization offset.

Business Segments
Six Months Ended June 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Net interest income (4)	$24,761	$21,228	$3,659	$5,136	$10,308	$9,331
Noninterest income	44,405	16,869	3,248	3,352	4,538	6,099
Total revenue, net of interest expense	69,166	38,097	6,907	8,488	14,846	15,430

Provision for credit losses (5)	26,755	11,840	187	195	16,182	8,711
Amortization of intangibles	1,036	893	122	150	450	511
Other noninterest expense	32,986	18,029	4,886	4,366	3,603	4,061
Income (loss) before income taxes	8,389	7,335	1,712	3,777	(5,389)	2,147
Income tax expense (benefit) (4)	918	2,715	606	1,414	(1,895)	746
Net income (loss)	$7,471	$4,620	$1,106	$2,363	$(3,494)	$1,401
Period-end total assets	$2,254,394	$1,716,875	$448,200	$363,326	$231,986	$263,253

	Home Loans & Insurance		Global Banking		Global Markets
	2009	2008	2009	2008	2009	2008
Net interest income (4)	$2,376	$1,170	$5,553	$4,863	$3,396	$2,332
Noninterest income (loss)	7,308	1,414	7,745	3,491	7,955	(1,795)
Total revenue, net of interest expense	9,684	2,584	13,298	8,354	11,351	537

Provision for credit losses (5)	6,098	3,846	4,432	926	50	(39)
Amortization of intangibles	38	1	116	96	35	1
Other noninterest expense	5,441	1,469	4,631	3,398	5,580	1,679
Income (loss) before income taxes	(1,893)	(2,732)	4,119	3,934	5,686	(1,104)
Income tax expense (benefit) (4)	(670)	(1,011)	1,460	1,478	1,874	(413)
Net income (loss)	$(1,223)	$(1,721)	$2,659	$2,456	$3,812	$(691)
Period-end total assets	$234,388	$103,765	$381,123	$386,525	$571,761	$388,451
	GWIM (2)		All Other (2, 3)
	2009	2008	2009	2008
Net interest income (4)	$2,946	$2,167	$(3,477)	$(3,771)
Noninterest income	5,613	2,070	7,998	2,238
Total revenue, net of interest expense	8,559	4,237	4,521	(1,533)

Provision for credit losses (5)	492	362	(686)	(2,161)
Amortization of intangibles	263	120	12	14
Other noninterest expense	6,331	2,435	2,514	621
Income (loss) before income taxes	1,473	1,320	2,681	(7)
Income tax expense (benefit) (4)	522	495	(979)	6
Net income (loss)	$951	$825	$3,660	$(13)
Period-end total assets	$232,913	$167,197	$154,023	$44,358

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

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

Global Card Services – Reconciliation
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$5,049	$(2,358)	$2,691	$4,742	$(2,140)	$2,602
Noninterest income:
Card income	2,164	(592)	1,572	2,554	557	3,111
All other income	124	(32)	92	204	(60)	144
Total noninterest income	2,288	(624)	1,664	2,758	497	3,255
Total revenue, net of interest expense	7,337	(2,982)	4,355	7,500	(1,643)	5,857

Provision for credit losses	7,741	(2,982)	4,759	4,259	(1,643)	2,616
Noninterest expense	1,976	-	1,976	2,375	-	2,375
Income (loss) before income taxes	(2,380)	-	(2,380)	866	-	866
Income tax expense (benefit) (3)	(762)	-	(762)	284	-	284
Net income (loss)	$(1,618)	$-	$(1,618)	$582	$-	$582

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$10,308	$(4,749)	$5,559	$9,331	$(4,195)	$5,136
Noninterest income:
Card income	4,279	(348)	3,931	5,275	1,261	6,536
All other income	259	(67)	192	824	(125)	699
Total noninterest income	4,538	(415)	4,123	6,099	1,136	7,235
Total revenue, net of interest expense	14,846	(5,164)	9,682	15,430	(3,059)	12,371

Provision for credit losses	16,182	(5,164)	11,018	8,711	(3,059)	5,652
Noninterest expense	4,053	-	4,053	4,572	-	4,572
Income (loss) before income taxes	(5,389)	-	(5,389)	2,147	-	2,147
Income tax expense (benefit) (3)	(1,895)	-	(1,895)	746	-	746
Net income (loss)	$(3,494)	$-	$(3,494)	$1,401	$-	$1,401

(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

All Other – Reconciliation
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,588)	$2,358	$770	$(1,913)	$2,140	$227
Noninterest income:
Card income (loss)	(278)	592	314	596	(557)	39
Equity investment income	5,979	-	5,979	710	-	710
Gains on sales of debt securities	672	-	672	131	-	131
All other income (loss)	(4,298)	32	(4,266)	(87)	60	(27)
Total noninterest income	2,075	624	2,699	1,350	(497)	853
Total revenue, net of interest expense	487	2,982	3,469	(563)	1,643	1,080

Provision for credit losses	(9)	2,982	2,973	(1,033)	1,643	610
Merger and restructuring charges	829	-	829	212	-	212
All other noninterest expense	642	-	642	74	-	74
Income (loss) before income taxes	(975)	-	(975)	184	-	184
Income tax expense (benefit) (3)	(1,732)	-	(1,732)	(42)	-	(42)
Net income	$757	$-	$757	$226	$-	$226

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(3,477)	$4,749	$1,272	$(3,771)	$4,195	$424
Noninterest income:
Card income (loss)	256	348	604	1,259	(1,261)	(2)
Equity investment income	7,305	-	7,305	977	-	977
Gains on sales of debt securities	2,143	-	2,143	351	-	351
All other income (loss)	(1,706)	67	(1,639)	(349)	125	(224)
Total noninterest income	7,998	415	8,413	2,238	(1,136)	1,102
Total revenue, net of interest expense	4,521	5,164	9,685	(1,533)	3,059	1,526

Provision for credit losses	(686)	5,164	4,478	(2,161)	3,059	898
Merger and restructuring charges	1,594	-	1,594	382	-	382
All other noninterest expense	932	-	932	253	-	253
Income (loss) before income taxes	2,681	-	2,681	(7)	-	(7)
Income tax expense (benefit) (3)	(979)	-	(979)	6	-	6
Net income (loss)	$3,660	$-	$3,660	$(13)	$-	$(13)

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the Global Card Services securitization offset.

(2)	The securitization offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008

Segments’ total revenue, net of interest expense (1)	$32,599	$21,289	$64,645	$39,630

Adjustments:

ALM activities	(3,222)	291	1,103	508

Equity investment income	5,979	710	7,305	977

Liquidating businesses	312	97	610	167

FTE basis adjustment	(312)	(316)	(634)	(616)

Managed securitization impact to total revenue, net of interest expense	(2,982)	(1,643)	(5,164)	(3,059)

Other	400	(18)	667	(126)

Consolidated revenue, net of interest expense	$32,774	$20,410	$68,532	$37,481

Segments’ net income	$2,467	$3,184	$3,811	$4,633

Adjustments, net of taxes:

ALM activities	(4,090)	(135)	(2,519)	(159)

Equity investment income	3,767	447	4,602	616

Liquidating businesses	100	22	209	54

Merger and restructuring charges	(523)	(134)	(1,004)	(241)

Other	1,503	26	2,372	(283)

Consolidated net income	$3,224	$3,410	$7,471	$4,620

(1)	FTE basis

NOTE 20 – Performance by Geographical Area

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

		Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	Year	Total Revenue, Net of Interest Expense (1)	Income (Loss) Before Income Taxes	Net Income (Loss)	Total Revenue, Net of Interest Expense (1)	Income (Loss) Before Income Taxes	Net Income (Loss)
Domestic (2)	2009	$24,433	$(3,112)	$(205)	$54,050	$(1,372)	$1,663
	2008	18,778	4,348	3,037	34,726	5,954	4,135

Asia (3)	2009	6,360	5,680	3,578	9,476	8,155	5,138
	2008	509	321	203	748	430	272

Europe, Middle East and Africa	2009	1,632	(336)	(242)	4,281	625	450
	2008	950	116	85	1,622	18	15

Latin America and the Caribbean	2009	349	147	93	725	347	220
	2008	173	136	85	385	317	198

Total Foreign	2009	8,341	5,491	3,429	14,482	9,127	5,808
	2008	1,632	573	373	2,755	765	485

Total Consolidated	2009	$32,774	$2,379	$3,224	$68,532	$7,755	$7,471
	2008	20,410	4,921	3,410	37,481	6,719	4,620

(1)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(2)

Includes the Corporation’s Canadian operations which had total revenue, net of interest expense of $341 million and $682 million; income before income taxes of $40 million and $195 million; and net income of $50 million and $156 million for the three and six months ended June 30, 2009, respectively. Includes the Corporation’s Canadian operations which had total revenue, net of interest expense of $269 million and $567 million; income before income taxes of $97 million and $254 million; and net income of $73 million and $189 million for the three and six months ended June 30, 2008, respectively.

(3)

The three and six months ended June 30, 2009, includes pre-tax gains of $5.3 billion ($3.5 billion net-of-tax) and $7.3 billion ($4.7 billion net-of-tax) on the sale of common shares of the Corporation’s initial investment in CCB.

	Total Assets (1)
(Dollars in millions)	June 30, 2009	December 31, 2008

Domestic (2)	$1,990,853	$1,678,853

Asia	79,220	50,567

Europe, Middle East and Africa	167,236	78,790

Latin America and the Caribbean	17,085	9,733

Total Foreign	263,541	139,090

Total Consolidated	$2,254,394	$1,817,943

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	Includes the Corporation’s Canadian operations which had total assets of $22.0 billion and $13.5 billion at June 30, 2009 and December 31, 2008.

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 204

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q and the documents into which it may be incorporated by reference may contain, and from time to time our management may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of Bank of America Corporation and its subsidiaries (the Corporation) regarding the Corporation’s future results, integration of acquisitions and related cost savings, mortgage originations and market share, credit losses, credit reserves and charge-offs, consumer credit card net loss ratios, mortgage delinquencies, core net interest margin and other matters, relating to the Corporation and the securities that we may offer from time to time. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.

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

The Corporation, headquartered in Charlotte, North Carolina, operates in all 50 states, the District of Columbia and more than 40 foreign countries. As of June 30, 2009, the Corporation provided a diversified range of banking and nonbanking financial services and products domestically and internationally through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Banking, Global Markets and Global Wealth & Investment Management (GWIM).

At June 30, 2009, the Corporation had $2.3 trillion in assets and approximately 283,000 full-time equivalent employees. Notes to the Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

Second Quarter 2009 Economic Environment

During the first six months of 2009, credit quality deteriorated further as the global economy continued to weaken. Consumers experienced high levels of stress from higher unemployment and underemployment as well as further declines in home prices. Consumer net charge-offs in our consumer real estate portfolios increased reflecting deterioration in the economy and housing markets particularly in geographic areas that have experienced the most significant declines in home prices. The weak economy also drove higher losses in the consumer credit card portfolio. These factors combined with further reductions in spending by consumers and businesses also negatively impacted the commercial portfolio. Higher commercial net charge-offs were driven by commercial real estate, reflecting deterioration across various property types, and the commercial domestic portfolio, reflecting broad-based deterioration in terms of borrowers and industries. In addition to increased net charge-offs, nonperforming assets and commercial criticized utilized exposure were higher and reserves were increased across most portfolios during the six months ended June 30, 2009. For more information on credit quality, see the Credit Risk Management discussion beginning on page 155.

Capital market conditions showed some signs of improvement during the first six months of 2009 and Global Markets took advantage of the favorable trading environment. However, during the second quarter of 2009 we were adversely impacted by credit valuation adjustments on derivative liabilities as the Corporation’s credit spreads tightened. Market dislocations that occurred throughout 2008 continued to impact our results in the first six months of 2009 but to a lesser extent as we incurred reduced market disruption charges on legacy Bank of America positions compared to the same period in the prior year. We have also reduced certain asset levels in Global Markets for balance sheet efficiencies. For more information on Global Markets’ results and their related exposures, see the discussion beginning on page 124.

In addition, GWIM was affected by the market downturn which adversely impacted our assets under management (AUM), related fees and lower brokerage commissions. For more information on our GWIM results see the discussion beginning on page 130.

The above conditions, together with continued weakness in the overall economy, will continue to affect many of the markets in which we do business and may adversely impact our results for the remainder of 2009. The degree of the impact is dependent upon the duration and severity of such conditions.

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

As part of the CAP, we, as well as several other large financial institutions, are subject to the Supervisory Capital Assessment Program (SCAP) conducted by the federal regulators. The objective of the SCAP is to assess losses that could occur under certain economic scenarios, including economic conditions more severe than we currently anticipate. As a result of the SCAP, in May 2009, federal regulators determined that the Corporation required an additional $33.9 billion of Tier 1 common capital to sustain the most severe economic circumstances assuming a more prolonged and deeper recession over the next two years than the majority of both private and government economists currently project. As of June 30, 2009, the Corporation increased common capital, including the expected impact of reductions in preferred dividends and related reduction in deferred tax disallowances, by approximately $39.7 billion which significantly exceeded the SCAP buffer. This Tier 1 common capital increase resulted from the exchange of approximately $14.8 billion aggregate liquidation preference of non-government preferred shares into approximately 1.0 billion common shares, an at-the-market offering of 1.25 billion common shares for $13.5 billion, a $4.4 billion benefit (inclusive of associated tax effects) related to the sale of shares of China Construction Bank (CCB), a $3.2 billion benefit (net of tax and including an approximate $800 million reduction in goodwill and intangibles) related to the gain from the contribution of our merchant processing business to a joint venture as discussed further in Recent Events below, $1.6 billion due to reduced forecasted preferred dividends throughout 2009 and 2010 related to the exchange of the preferred for common shares and a $2.2 billion reduction in the deferred tax asset disallowance for Tier 1 common capital from the preceding items.

On May 22, 2009, the FDIC adopted a rule designed to replenish the deposit insurance fund. This rule establishes a special assessment of five basis points (bps) on each FDIC-insured depository institution’s assets minus its Tier 1 capital with a maximum assessment not to exceed 10 bps of an institution’s domestic deposits. This special assessment was calculated based on asset levels at June 30, 2009 and will be collected on September 30, 2009. The Corporation recorded a charge of $760 million in the second quarter of 2009 in connection with this assessment. Additionally, beginning April 1, 2009, the FDIC increased fees on deposits based on a revised risk-weighted methodology which increased the base assessment rates. The FDIC has indicated that an additional special assessment of up to five bps may be necessary in the fourth quarter of 2009 but the amount of that assessment, if any, is uncertain.

Additionally, on May 22, 2009, the President signed into law the Credit Card Accountability Responsibility and Disclosure (CARD) Act of 2009. The majority of the CARD provisions will become effective in February 2010. The CARD Act of 2009 calls for many changes to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied, and requiring changes to consumer credit card disclosures. Banks must also give customers 45 days notice prior to a change in terms on their account and the grace period for credit card payments will be extended from 14 days to 21 days. The CARD Act of 2009 will also require banks to review any accounts that were repriced since January 1, 2009 for a possible rate reduction. The Federal Reserve is in the process of publishing rules that clarify and implement a number of the provisions in this legislation. We are determining the impact this legislation may have on the Corporation’s consolidated financial results.

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

On March 4, 2009, the U.S. Treasury provided details of the $75 billion Making Home Affordable program (MHA). The MHA is focused on reducing the number of foreclosures and making it easier for customers to refinance loans. The MHA consists of two separate programs, the Home Affordable Modification program which provides guidelines on loan modifications and the Home Affordable Refinance program which provides guidelines for loan refinancing. The Home Affordable Modification program intends to help up to three to four million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program will provide incentives to lenders to modify all eligible loans that fall under the guidelines of this program. The Home Affordable Refinance program is available to approximately four to five million homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. The MHA will help eligible homeowners refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable-rate mortgages into more stable fixed-rate mortgages. We will continue to help our customers address financial challenges through these government programs and the continuation of our own home retention programs as discussed in more detail on page 155.

For additional information related to these and other programs, please refer to the detailed discussion provided in Regulatory Initiatives beginning on page 3 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Recent Events

On July 21, 2009, the Board of Directors (the Board) declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on September 25, 2009 to common stockholders of record on September 4, 2009. On April 29, 2009, the Board declared a regular quarterly cash dividend on common stock of $0.01 per share, which was paid on June 26, 2009 to common stockholders of record on June 5, 2009. In addition, in July 2009, the Board declared aggregate dividends on preferred stock of $1.0 billion including $713 million in dividend payments to the U.S. government on the preferred stock issued pursuant to the TARP. In the second quarter of 2009 we recorded aggregate dividends on preferred stock of $1.2 billion including $713 million that were paid to the U.S. government. For further discussion on our liquidity and capital, see Liquidity Risk and Capital Management beginning on page 146.

On June 26, 2009, the Corporation entered into a joint venture agreement with First Data Corporation to form Banc of America Merchant Services, LLC. The joint venture provides payment solutions, including credit, debit and prepaid cards, and check and e-commerce payments, to merchants ranging from small business to corporate and commercial clients worldwide. The joint venture is approximately 46.5 percent owned by the Corporation and 48.5 percent owned by First

Data Corporation with the remaining stake held by a third party investor. The Corporation recorded a pre-tax gain of $3.8 billion related to the contribution of our merchant processing business to the joint venture.

On January 16, 2009, due to larger than expected fourth quarter losses at Merrill Lynch, the U.S. government and the Corporation entered into an agreement in principle in which the U.S. government would provide protection against the possibility of unusually large losses on a pool of the Corporation’s financial instruments. As of the time of filing this document, we do not intend to enter into a binding agreement with the U.S. government and negotiations are continuing.

During 2008, we initiated loan modification programs projected to offer modifications for up to 630,000 borrowers, representing $100 billion in mortgage financings. During the six months ended June 30, 2009, to help homeowners avoid foreclosure, the Corporation has provided rate relief or agreed to other modifications for approximately 150,000 customers, compared to 230,000 for all of 2008. In addition, about 80,000 Bank of America customers are already in a trial period modification or were in the process of responding to an offer under the MHA program through mid July.

In addition to being committed to the loan modification programs, we extended more than $211 billion of credit during the second quarter, which was comprised of $111 billion in mortgages; $78 billion in commercial non-real estate; $9 billion in commercial real estate; $4 billion in domestic retail and small business credit card; $4 billion in home equity products; and more than $5 billion in other consumer credit products. Commercial credit extensions of $87 billion included commercial renewals of $55 billion.

Recent Accounting Developments

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). The amendments will be effective January 1, 2010. SFAS 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), which establishes sale accounting criteria for transfers of financial assets. As described more fully in Note 8 - Securitizations, the Corporation routinely transfers mortgage loans, credit card receivables, and other financial instruments to SPEs that meet the definition of a QSPE, which are not currently subject to consolidation by the transferor. Among other things, SFAS 166 amends SFAS 140 to eliminate the concept of a QSPE. As a result, existing QSPEs will be subject to consolidation in accordance with the guidance provided in SFAS 167.

SFAS 167 amends FIN 46R by significantly changing the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. FIN 46R currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS 167 amends FIN 46R to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved.

The adoption of the amendments on January 1, 2010 will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet. These consolidations will result in an increase in net loans and leases, securities, short-term borrowings and long-term debt. These consolidations will also result in an increase in the provision for credit losses, along with other changes in classification in our income statement. The Corporation expects to consolidate certain credit card securitization trusts, commercial paper conduits and revolving home equity securitization trusts which hold aggregate assets of approximately $150 billion as of June 30, 2009, of which approximately $115 billion is related to credit card securitizations and commercial paper conduits that are currently considered in the Corporation’s risk-weighted calculation for regulatory capital purposes. Total assets held by these entities as of January 1, 2010 are expected to be lower than these amounts due to anticipated paydowns of receivables held in the entities and scheduled maturities of securities issued by the entities. The Corporation is also evaluating other VIEs with which it is involved to determine the ultimate impact of adoption.

Performance Overview

Net income was $3.2 billion, or $0.33 per diluted common share for the three months ended June 30, 2009 compared to $3.4 billion, or $0.72 per diluted common share, for the three months ended June 30, 2008. Net income was $7.5 billion, or $0.75 per diluted common share for the six months ended June 30, 2009, as compared to $4.6 billion, or $0.95 per diluted common share, for the six months ended June 30, 2008.

Table 1
Business Segment Total Revenue and Net Income
	Three Months Ended June 30				Six Months Ended June 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008

Deposits	$3,495	$4,400	$505	$1,238	$6,907	$8,488	$1,106	$2,363
Global Card Services (2)	7,337	7,500	(1,618)	582	14,846	15,430	(3,494)	1,401
Home Loans & Insurance	4,461	1,261	(725)	(948)	9,684	2,584	(1,223)	(1,721)
Global Banking	8,658	4,455	2,487	1,433	13,298	8,354	2,659	2,456
Global Markets	4,452	1,378	1,377	298	11,351	537	3,812	(691)
Global Wealth & Investment Management	4,196	2,295	441	581	8,559	4,237	951	825
All Other (2)	487	(563)	757	226	4,521	(1,533)	3,660	(13)
Total FTE basis	33,086	20,726	3,224	3,410	69,166	38,097	7,471	4,620
FTE adjustment	(312)	(316)	-	-	(634)	(616)	-	-
Total Consolidated	$32,774	$20,410	$3,224	$3,410	$68,532	$37,481	$7,471	$4,620

(1)	Total revenue is net of interest expense and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 103.

(2)	Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other.

The table above presents total revenue and net income for the business segments; the following discussion presents a summary of the related results. For more information on these results, see Business Segment Operations beginning on page 110.

•

Deposits’ net income decreased due to lower revenue and higher noninterest expense. Total revenue declined due to a lower residual net interest income allocation from ALM activities and spread compression due to declining interest rates. These impacts offset the benefits of the migration of certain households’ deposits from GWIM to the Deposits segment. In addition, noninterest income decreased due to changes in consumer spending behavior attributable to current economic conditions. Net income was also impacted by higher noninterest expense related to increased FDIC expenses including a special assessment. For more information on Deposits, see page 111.

•

Global Card Services recorded a net loss due to higher credit costs and lower managed net revenue. Provision for credit losses increased as economic conditions led to deterioration in the consumer card and unsecured lending portfolio, including a higher level of bankruptcies. Also contributing to the provision were reserve additions related to maturing securitizations. Managed net revenue declined due to a decrease in card income partially offset by the beneficial impact of lower short-term interest rates on our funding costs.

In addition to the drivers discussed above, during the six months ended June 30, 2009, Global Card Services’ results compared to the same period in 2008 were unfavorably impacted by the absence of Global Card Services’ share of the Visa-related gain recorded in the first quarter of 2008. For more information on Global Card Services, see page 113.

•

Home Loans & Insurance’s net loss narrowed as an increase in total revenue was mostly offset by an increase in noninterest expense and higher provision for credit losses. Total revenue increased due to the acquisition of Countrywide and higher mortgage banking income as lower interest rates drove an increase in mortgage activity. Higher provision for credit losses was driven by economic and housing market weakness particularly in geographic areas experiencing higher unemployment and falling home prices. Noninterest expense increased primarily due to the addition of Countrywide. For more information on Home Loans & Insurance, see page 116.

•

Global Banking’s net income increased as total revenue rose due to the gain related to the contribution of the merchant processing business into a joint venture. Additional drivers included increased investment banking income and higher net interest income due to the acquisition of Merrill Lynch. Partially offsetting these gains were increased provision for credit losses primarily driven by deterioration in the commercial domestic and real estate portfolios and increased noninterest expense due to higher FDIC expenses including a special assessment and the acquisition of Merrill Lynch.

In addition to the drivers discussed above, during the six months ended June 30, 2009, Global Banking’s results compared to the same period in 2008 were unfavorably impacted by the absence of Global Banking’s share of the Visa-related gain recorded in the first quarter of 2008. For more information on Global Banking, see page 120.

•

Global Markets’ net income rose due to higher revenue partially offset by increased noninterest expense. The increase in total revenue was driven by strong core trading results as well as higher market-based net interest income driven by the Merrill Lynch acquisition. Noninterest expense increased due to the acquisition of Merrill Lynch and an increase in performance-related incentive compensation expense. For more information on Global Markets, see page 124.

•

GWIM’s net income decreased due to lower residual net interest income, lower equity market levels, higher credit costs and the migration of certain households’ loans to the Home Loans & Insurance segment and deposits to the Deposits segment. These items were partially offset by the Merrill Lynch acquisition which led to an increase in investment and brokerage services income. For more information on GWIM, see page 130.

•

All Other’s net income increased due to higher equity investment income related to gains on sales of CCB shares and gains on sales of debt securities. All Other’s results were adversely impacted by credit valuation adjustments related to certain Merrill Lynch structured notes and an increase to provision for credit losses primarily due to deterioration in the ALM residential mortgage portfolio and higher noninterest expense due to the Merrill Lynch acquisition which increased merger and restructuring charges. For more information on All Other, see page 136.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $1.0 billion to $11.9 billion and $3.5 billion to $24.8 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008. These increases were driven by the improved interest rate environment versus the prior period and due to the acquisitions of Merrill Lynch and Countrywide. These increases were partially offset by a decrease in interest income from AFS debt securities due to the deleveraging of the ALM portfolio. In addition, net interest income was adversely impacted by our nonperforming loan portfolio. For more information on our nonperforming loans see the Credit Risk Management discussion beginning on page 155. The net interest yield on a FTE basis decreased 28 bps to 2.64 percent and 16 bps to 2.67 percent for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to the addition of lower yielding assets from the Merrill Lynch and Countrywide acquisitions resulting in reduced spreads, lower loan levels (excluding acquisitions) and deleveraging of the ALM portfolio partially offset by the favorable rate environment.

Noninterest Income

Table 2
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Card income	$2,149	$3,451	$5,014	$7,090
Service charges	2,729	2,638	5,262	5,035
Investment and brokerage services	2,994	1,322	5,957	2,662
Investment banking income	1,646	695	2,701	1,171
Equity investment income	5,943	592	7,145	1,646
Trading account profits (losses)	2,164	357	7,365	(1,426)
Mortgage banking income	2,527	439	5,841	890
Insurance income	662	217	1,350	414
Gains on sales of debt securities	632	127	2,130	352
Other income (loss)	(302)	(49)	1,640	(965)
Total noninterest income	$21,144	$9,789	$44,405	$16,869

Noninterest income increased $11.4 billion to $21.1 billion and $27.5 billion to $44.4 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008.

•

Card income on a held basis decreased $1.3 billion and $2.1 billion primarily due to the negative impact of higher credit losses on securitized credit card loans, and lower fee and interchange income. The decrease in interchange and fee income was primarily driven by changes in consumer retail purchase and payment behavior in the current economic environment. These items were partially offset by lower securitized borrowing costs. Additionally, the decrease during the six months ended June 30, 2009 was impacted by the absence of a positive valuation adjustment on the interest-only strip that was recorded during the same period in 2008.

•	Service charges grew $91 million and $227 million primarily due to the acquisition of Merrill Lynch.

•

Investment and brokerage services increased $1.7 billion and $3.3 billion primarily due to the acquisition of Merrill Lynch partially offset by the impact of significantly lower valuations in the equity markets and net outflows primarily in the cash complex.

•

Investment banking income increased $951 million and $1.5 billion due to higher debt, equity and advisory fees reflecting the increased size of the investment banking platform resulting from the Merrill Lynch acquisition.

•

Equity investment income increased $5.4 billion and $5.5 billion due to sales of portions of our CCB investment for pre-tax gains of $5.3 billion and $7.3 billion for the three and six months ended June 30, 2009. In addition, during the six months ended June 30, 2009 equity investment income was negatively impacted by lower valuations in the Global Principal Investments portfolio and other-than-temporary impairments recorded on certain equity securities combined with the absence of a one-time Visa-related gain recorded during the prior year.

•

Trading account profits increased $1.8 billion and $8.8 billion primarily driven by favorable core trading results. In addition, the three months ended June 30, 2009 was negatively impacted by a credit valuation adjustment on derivative liabilities of $1.6 billion due to the Corporation’s credit spreads tightening. For more information, refer to the Global Markets discussion beginning on page 124.

•

Mortgage banking income increased $2.1 billion and $5.0 billion primarily as a result of the acquisition of Countrywide and higher mortgage volume driven by a lower interest rate environment. In addition, the six months ended June 30, 2009 benefited from an increase in the value of the MSRs net of hedging activities. These factors drove increases in servicing income of $846 million and $2.4 billion and production income of $1.2 billion and $2.6 billion.

•	Insurance income increased $445 million and $936 million primarily due to the acquisition of Countrywide’s property, casualty, and life businesses.

•	Gains on sales of debt securities increased $505 million and $1.8 billion driven by sales of agency mortgage-backed securities.

•

Other income decreased $253 million for the three months ended June 30, 2009 compared to the same period in 2008 as the $3.8 billion gain that was recorded upon the contribution of our merchant processing business to a joint venture was more than offset by negative credit valuation adjustments of $3.6 billion related to certain Merrill Lynch structured notes, higher writedowns on CMBS which were $458 million and increased other-than-temporary-impairment charges on AFS debt securities which were $1.0 billion during the three months ended June 30, 2009. Other income increased $2.6 billion for the six months ended June 30, 2009 compared to the same period in 2008 due to the same factors noted above except that the negative credit valuation adjustments related to the Merrill Lynch structured notes were net of positive credit valuation adjustments of $2.2 billion in the first quarter of 2009.

Provision for Credit Losses

The provision for credit losses increased $7.5 billion to $13.4 billion and $14.9 billion to $26.8 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008. Deterioration in the economy and housing markets drove higher credit costs in both the consumer and commercial portfolios. For further discussion, see Provision for Credit Losses beginning on page 186.

Noninterest Expense

Table 3
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Personnel	$7,790	$4,420	$16,558	$9,146
Occupancy	1,219	848	2,347	1,697
Equipment	616	372	1,238	768
Marketing	499	571	1,020	1,208
Professional fees	544	362	949	647
Amortization of intangibles	516	447	1,036	893
Data processing	621	587	1,269	1,150
Telecommunications	345	266	672	526
Other general operating	4,041	1,574	7,339	2,505
Merger and restructuring charges	829	212	1,594	382
Total noninterest expense	$17,020	$9,659	$34,022	$18,922

Noninterest expense increased $7.4 billion to $17.0 billion and $15.1 billion to $34.0 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to the acquisitions of Merrill Lynch and Countrywide which increased various expense categories. In addition, other general operating expense included higher FDIC expenses including a special assessment of $760 million.

Income Tax Expense

Income tax expense (benefit) was $(845) million for the three months ended June 30, 2009 compared to $1.5 billion for the same period in 2008 and resulted in an effective tax rate of (35.5) percent compared to 30.7 percent in the prior year. Income tax expense was $284 million for the six months ended June 30, 2009 compared to $2.1 billion for the same period in 2008 and resulted in an effective tax rate of 3.7 percent compared to 31.2 percent in the prior year. The decreases in the effective tax rates were due to permanent tax preferences (e.g., tax exempt income and tax credits) and the release of part of a valuation allowance provided for acquired capital loss carryforward tax benefits discussed below, together offsetting higher percentages of pre-tax earnings than were offset in prior periods, as well as a shift in the geographic mix of our earnings driven by the addition of Merrill Lynch. The effective tax rate is expected to normalize towards statutory rates for the remainder of 2009, which is dependent, among other factors, on the geographic mix and amount of our future earnings.

The Corporation acquired with Merrill Lynch a deferred tax asset related to a capital loss carryforward, against which a valuation allowance was recorded at the date of acquisition. During the second quarter of 2009, the Corporation recognized substantial capital gains, against which a portion of the capital loss carryforward can be utilized. Tax expense for the second quarter reflects a benefit of $750 million from the resulting reduction in the valuation allowance.

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

Assets

At June 30, 2009, total assets were $2.3 trillion, an increase of $436.5 billion from December 31, 2008. The increase in total assets was attributable to the acquisition of Merrill Lynch which impacted various line items including federal funds sold and securities borrowed or purchased under agreements to resell, trading account assets, derivative assets and loans and leases. In addition, cash and cash equivalents increased due to our strengthened liquidity and capital position, and loans held-for-sale were higher due to increased volume in consumer refinancing as a result of the favorable rate environment. These factors were partially offset by lower debt securities which were driven by principal paydowns and a net sale of securities in an effort to deleverage the ALM portfolio.

Average total assets for the three and six months ended June 30, 2009 increased $665.7 billion, or 38 percent, and $709.7 billion, or 40 percent, from the same periods in 2008. These increases in average total assets were driven by increases in cash and cash equivalents, federal funds sold and securities borrowed or purchased under agreements to resell, derivative assets, and loans and leases primarily due to the acquisitions of Merrill Lynch and Countrywide.

Liabilities and Shareholders’ Equity

At June 30, 2009, total liabilities were $2.0 trillion, an increase of $358.4 billion from December 31, 2008. Average total liabilities for the three and six months ended June 30, 2009 increased $584.3 billion, or 37 percent, and $631.9 billion, or 40 percent, from the same periods in 2008. The increase in total liabilities was attributable to the acquisition of Merrill Lynch which impacted various line items including long-term debt, deposits, and federal funds purchased and securities loaned or sold under agreements to repurchase. This was partially offset by a decrease in foreign deposits. The increases in average total liabilities were also driven by the acquisition of Countrywide.

Period end shareholders’ equity was $255.2 billion at June 30, 2009, an increase of $78.1 billion from December 31, 2008, due to the issuance of preferred stock and related warrants of $30.0 billion in connection with the TARP, common and preferred stock of $20.5 billion and $8.6 billion, respectively, issued in the Merrill Lynch acquisition, an at-the-market common stock issuance of $13.5 billion and net income of $7.5 billion.

Average shareholders’ equity for the three and six months ended June 30, 2009 compared to the same periods in 2008, increased $81.4 billion and $77.8 billion due to the same period-end factors discussed above. In addition, the increase was due to the issuance of preferred stock and related warrants during the second half of 2008 in connection with the TARP Capital Purchase Program and common stock issued in connection with the Countrywide acquisition. Partially offsetting the impact of these issuances was an increase in accumulated OCI loss due to unrealized losses incurred on our debt and marketable equity securities and the adverse impact of the employee benefit plan adjustments driven by the difference between the assumed and actual rate of return on benefit plan assets.

Impact of Merrill Lynch Acquisition

Effective January 1, 2009, Merrill Lynch’s results of operations are included in the Corporation’s consolidated results. For the three and six months ended June 30, 2009, the Merrill Lynch acquisition contributed approximately $(1.8) billion and $1.8 billion to net income (loss), $406 million and $1.2 billion to net interest income, $2.0 billion and $11.2 billion to noninterest income and $5.1 billion and $9.8 billion to noninterest expense, respectively. These amounts are before the consideration of certain merger-related costs, revenue opportunities and certain consolidating tax benefits that were recognized in legacy Bank of America legal entities. At June 30, 2009, after consideration of purchase accounting adjustments the Merrill Lynch acquisition contributed $573.2 billion to total assets, primarily trading-related assets, and $505.8 billion to liabilities, including $166.5 billion of long-term debt and $101.7 billion of deposits.

The majority of Merrill Lynch’s ongoing operations are recorded in Global Banking, Global Markets, and GWIM. See these respective business segment discussions as well as Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements for more information on the impact of the Merrill Lynch acquisition.

Table 4
Selected Quarterly Financial Data
	2009 Quarters		2008 Quarters
(Dollars in millions, except per share information)	Second	First	Fourth (1)	Third	Second
Income statement
Net interest income	$11,630	$12,497	$13,106	$11,642	$10,621
Noninterest income	21,144	23,261	2,574	7,979	9,789
Total revenue, net of interest expense	32,774	35,758	15,680	19,621	20,410
Provision for credit losses	13,375	13,380	8,535	6,450	5,830
Noninterest expense, before merger and restructuring charges	16,191	16,237	10,641	11,413	9,447
Merger and restructuring charges	829	765	306	247	212
Income (loss) before income taxes	2,379	5,376	(3,802)	1,511	4,921
Income tax expense (benefit)	(845)	1,129	(2,013)	334	1,511
Net income (loss)	3,224	4,247	(1,789)	1,177	3,410
Net income (loss) applicable to common shareholders	2,419	2,814	(2,392)	704	3,224
Average common shares issued and outstanding (in thousands)	7,241,515	6,370,815	4,957,049	4,543,963	4,435,719
Average diluted common shares issued and outstanding (in thousands)	7,269,518	6,431,027	4,957,049	4,547,578	4,444,098
Performance ratios
Return on average assets	0.53%	0.68%	n/m %	0.25%	0.78%
Return on average common shareholders’ equity	5.59	7.10	n/m	1.97	9.25
Return on average tangible common shareholders’ equity (2)	16.90	24.37	n/m	8.92	25.17
Return on average tangible shareholders’ equity (2)	8.86	12.42	n/m	6.11	18.12
Total ending equity to total ending assets	11.32	10.32	9.74	8.79	9.48
Total average equity to total average assets	10.03	9.08	9.06	8.73	9.20
Dividend payout	3.56	2.28	n/m	n/m	88.67
Per common share data
Earnings (loss)	$0.33	$0.44	$(0.48)	$0.15	$0.72
Diluted earnings (loss)	0.33	0.44	(0.48)	0.15	0.72
Dividends paid	0.01	0.01	0.32	0.64	0.64
Book value	22.71	25.98	27.77	30.01	31.11
Market price per share of common stock
Closing	$13.20	$6.82	$14.08	$35.00	$23.87
High closing	14.17	14.33	38.13	37.48	40.86
Low closing	7.05	3.14	11.25	18.52	23.87
Market capitalization	$114,199	$43,654	$70,645	$159,672	$106,292
Average balance sheet
Total loans and leases	$966,105	$994,121	$941,563	$946,914	$878,639
Total assets	2,420,317	2,519,134	1,948,854	1,905,691	1,754,613
Total deposits	974,892	964,081	892,141	857,845	786,002
Long-term debt	444,131	446,975	255,709	264,934	205,194
Common shareholders’ equity	173,497	160,739	142,535	142,303	140,243
Total shareholders’ equity	242,867	228,766	176,566	166,454	161,428
Asset quality (3)
Allowance for credit losses (4)	$35,777	$31,150	$23,492	$20,773	$17,637
Nonperforming assets (5, 6)	30,982	25,632	18,212	13,576	9,749
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	3.61%	3.00%	2.49%	2.17%	1.98%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	116	122	141	173	187
Net charge-offs	$8,701	$6,942	$5,541	$4,356	$3,619
Annualized net charge-offs as a percentage of average loans and leases outstanding (6)	3.64%	2.85%	2.36%	1.84%	1.67%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	3.12	2.47	1.77	1.25	1.06
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (5, 6)	3.31	2.64	1.96	1.45	1.13
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	0.97	1.03	1.05	1.17	1.18
Capital ratios (period end)
Risk-based capital:
Tier 1 common	6.90%	4.49%	4.80%	4.23%	4.78%
Tier 1	11.93	10.09	9.15	7.55	8.25
Total	15.99	14.03	13.00	11.54	12.60
Tier 1 leverage	8.21	7.07	6.44	5.51	6.07
Tangible equity (2)	7.39	6.42	5.11	4.13	4.72
Tangible common equity (2)	4.67	3.13	2.93	2.75	3.24

(1)	Due to a net loss for the three months ended December 31, 2008, the impact of antidilutive equity instruments were excluded from diluted earnings per share and average diluted common shares.

(2)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on these ratios and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 103.

(3)

We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 156.

(4)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.

(5)	Balances and ratios do not include nonperforming LHFS, nonperforming AFS debt securities and nonperforming derivative assets.

(6)	Balances and ratios do not include loans measured at fair value in accordance with SFAS 159.

n/m	= not meaningful

Table 5

Selected Year-to-Date Financial Data

	Six Months Ended June 30
(Dollars in millions, except per share information)	2009	2008
Income statement
Net interest income	$24,127	$20,612
Noninterest income	44,405	16,869
Total revenue, net of interest expense	68,532	37,481
Provision for credit losses	26,755	11,840
Noninterest expense, before merger and restructuring charges	32,428	18,540
Merger and restructuring charges	1,594	382
Income before income taxes	7,755	6,719
Income tax expense	284	2,099
Net income	7,471	4,620
Net income available to common shareholders	5,233	4,244
Average common shares issued and outstanding (in thousands)	6,808,262	4,431,870
Average diluted common shares issued and outstanding (in thousands)	6,836,972	4,445,428
Performance ratios
Return on average assets	0.61%	0.53%
Return on average common shareholders’ equity	6.31	6.06
Return on average tangible common shareholders’ equity (1)	20.47	16.87
Return on average tangible shareholders’ equity (1)	10.59	12.85
Total ending equity to total ending assets	11.32	9.48
Total average equity to total average assets	9.55	8.98
Dividend payout	2.87	134.71
Per common share data
Earnings	$0.75	$0.95
Diluted earnings	0.75	0.95
Dividends paid	0.02	1.28
Book value	22.71	31.11
Market price per share of common stock
Closing	$13.20	$23.87
High closing	14.33	45.03
Low closing	3.14	23.87
Market capitalization	$114,199	$106,292
Average balance sheet
Total loans and leases	$980,035	$877,150
Total assets	2,469,452	1,759,770
Total deposits	969,516	786,813
Long-term debt	445,545	201,828
Common shareholders’ equity	167,153	140,849
Total shareholders’ equity	235,855	158,078
Asset quality (2)
Allowance for credit losses (3)	$35,777	$17,637
Nonperforming assets (4, 5)	30,982	9,749
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	3.61%	1.98%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	116	187
Net charge-offs	$15,643	$6,334
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	3.24%	1.46%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	3.12	1.06
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (4, 5)	3.31	1.13
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.07	1.34

(1)

Tangible shareholders’ equity is a non-GAAP measure. For additional information on these ratios and a corresponding reconciliation of tangible shareholders’ equity to a GAAP financial measure, see Supplemental Financial Data beginning on page 103.

(2)	We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk beginning on page 156.

(3)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.

(4)	Balances and ratios do not include nonperforming LHFS, nonperforming AFS debt securities and nonperforming derivative assets.

(5)	Balances and ratios do not include loans measured at fair value in accordance with SFAS 159.

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

  Table 6

  Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
FTE basis data
Net interest income	$11,942	$10,937	$24,761	$21,228
Total revenue, net of interest expense	33,086	20,726	69,166	38,097
Net interest yield	2.64%	2.92%	2.67%	2.83%
Efficiency ratio	51.44	46.60	49.19	49.67
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$242,867	$161,428	$235,855	$158,078
Goodwill	(87,314)	(77,815)	(85,956)	(77,721)
Intangible assets (excluding MSRs)	(13,595)	(9,618)	(11,539)	(9,824)
Related deferred tax liabilities	3,916	1,687	3,946	1,766
Tangible shareholders’ equity	$145,874	$75,682	$142,306	$72,299
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$173,497	$140,243	$167,153	$140,849
Goodwill	(87,314)	(77,815)	(85,956)	(77,721)
Intangible assets (excluding MSRs)	(13,595)	(9,618)	(11,539)	(9,824)
Related deferred tax liabilities	3,916	1,687	3,946	1,766
Tangible common shareholders’ equity	$76,504	$54,497	$73,604	$55,070

			June 30
			2009	2008
Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity			$255,152	$162,691
Goodwill			(86,246)	(77,760)
Intangible assets (excluding MSRs)			(13,245)	(9,603)
Related deferred tax liabilities			3,843	1,679
Tangible shareholders’ equity			$159,504	$77,007
Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity			$196,492	$138,540
Goodwill			(86,246)	(77,760)
Intangible assets (excluding MSRs)			(13,245)	(9,603)
Related deferred tax liabilities			3,843	1,679
Tangible common shareholders’ equity			$100,844	$52,856
Reconciliation of period end assets to period end tangible assets
Assets			$2,254,394	$1,716,875
Goodwill			(86,246)	(77,760)
Intangible assets (excluding MSRs)			(13,245)	(9,603)
Related deferred tax liabilities			3,843	1,679
Tangible assets			$2,158,746	$1,631,191

Core Net Interest Income – Managed Basis

We manage core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the Global Markets business segment section beginning on page 124, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. We also adjust for loans that we originated and subsequently sold into credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 7
Core Net Interest Income – Managed Basis
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)
As reported	$11,942	$10,937	$24,761	$21,228
Impact of market-based net interest income (2)	(1,455)	(1,157)	(3,275)	(2,246)
Core net interest income	10,487	9,780	21,486	18,982
Impact of securitizations (3)	2,734	2,254	5,483	4,344
Core net interest income – managed basis	$13,221	$12,034	$26,969	$23,326

Average earning assets
As reported	$1,811,981	$1,500,234	$1,861,954	$1,505,265
Impact of market-based earning assets (2)	(475,761)	(367,193)	(482,356)	(381,048)
Core average earning assets	1,336,220	1,133,041	1,379,598	1,124,217
Impact of securitizations (4)	86,154	103,131	88,846	102,854
Core average earning assets – managed basis	$1,422,374	$1,236,172	$1,468,444	$1,227,071

Net interest yield contribution (1, 5)
As reported	2.64%	2.92%	2.67%	2.83%
Impact of market-based activities (2)	0.50	0.54	0.46	0.56
Core net interest yield on earning assets	3.14	3.46	3.13	3.39
Impact of securitizations	0.58	0.44	0.56	0.42
Core net interest yield on earning assets – managed basis	3.72%	3.90%	3.69%	3.81%

(1)	FTE basis

(2)	Represents the impact of market-based amounts included in Global Markets.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the business segment view which utilizes funds transfer pricing methodologies.

(4)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.

(5)	Calculated on an annualized basis.

Core net interest income on a managed basis increased $1.2 billion to $13.2 billion and $3.6 billion to $27.0 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008. The increases were driven by the improved interest rate environment versus the prior period. In addition, core net interest income on a managed basis increased due to the acquisitions of Merrill Lynch and Countrywide. These increases were partially offset by a decrease in interest income from AFS debt securities due to the deleveraging of the ALM portfolio. In addition, core net interest income was adversely impacted by our nonperforming loan portfolio. For more information on our nonperforming loans see the Credit Risk Management discussion beginning on page 155.

On a managed basis, core average earning assets increased $186.2 billion to $1.4 trillion and $241.4 billion to $1.5 trillion for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to the Merrill Lynch and Countrywide acquisitions partially offset by lower loan levels (excluding acquisitions) and deleveraging of the ALM portfolio.

Core net interest yield on a managed basis decreased 18 bps to 3.72 percent and 12 bps to 3.69 percent for the three and six months ended June 30, 2009, primarily due to the addition of lower yielding assets from the Merrill Lynch and Countrywide acquisitions resulting in reduced spreads, lower loan levels (excluding acquisitions) and deleveraging of the ALM portfolio partially offset by the favorable rate environment.

Table 8
Quarterly Average Balances and Interest Rates - FTE Basis
	Second Quarter 2009			First Quarter 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$25,604	$169	2.64%	$26,158	$191	2.96%
Federal funds sold and securities borrowed or purchased under agreements to resell	230,955	690	1.20	244,280	1,155	1.90
Trading account assets	223,102	2,028	3.64	259,322	2,499	3.89
Debt securities (1)	255,159	3,353	5.26	286,249	3,902	5.47
Loans and leases (2):
Residential mortgage (3)	253,803	3,489	5.50	265,121	3,680	5.57
Home equity	156,599	1,722	4.41	158,575	1,787	4.55
Discontinued real estate	18,309	303	6.61	19,386	386	7.97
Credit card – domestic	51,721	1,375	10.66	58,960	1,606	11.05
Credit card – foreign	18,825	506	10.77	16,858	449	10.81
Direct/Indirect consumer (4)	100,302	1,532	6.12	100,741	1,684	6.78
Other consumer (5)	3,298	63	7.77	3,408	64	7.50
Total consumer	602,857	8,990	5.97	623,049	9,656	6.25
Commercial – domestic	231,639	2,176	3.77	240,683	2,485	4.18
Commercial real estate (6)	75,559	627	3.33	72,206	550	3.09
Commercial lease financing	22,026	260	4.72	22,056	279	5.05
Commercial – foreign	34,024	360	4.24	36,127	462	5.18
Total commercial	363,248	3,423	3.78	371,072	3,776	4.12
Total loans and leases	966,105	12,413	5.15	994,121	13,432	5.46
Other earning assets	111,056	1,251	4.52	102,353	1,299	5.12
Total earning assets (7)	1,811,981	19,904	4.40	1,912,483	22,478	4.74
Cash and cash equivalents	204,354			153,007
Other assets, less allowance for loan and lease losses	403,982			453,644
Total assets	$2,420,317			$2,519,134
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$34,367	$54	0.63%	$32,378	$58	0.72%
NOW and money market deposit accounts	342,570	376	0.44	343,215	435	0.51
Consumer CDs and IRAs	229,392	1,409	2.46	235,787	1,715	2.95
Negotiable CDs, public funds and other time deposits	39,100	124	1.28	31,188	149	1.94
Total domestic interest-bearing deposits	645,429	1,963	1.22	642,568	2,357	1.49
Foreign interest-bearing deposits:
Banks located in foreign countries	19,261	37	0.76	26,052	48	0.75
Governments and official institutions	7,379	4	0.22	9,849	6	0.25
Time, savings and other	54,307	78	0.58	58,380	132	0.92
Total foreign interest-bearing deposits	80,947	119	0.59	94,281	186	0.80
Total interest-bearing deposits	726,376	2,082	1.15	736,849	2,543	1.40
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	503,451	1,396	1.11	591,928	2,221	1.52
Trading account liabilities	63,551	450	2.84	70,799	579	3.32
Long-term debt	444,131	4,034	3.64	446,975	4,316	3.89
Total interest-bearing liabilities (7)	1,737,509	7,962	1.84	1,846,551	9,659	2.11
Noninterest-bearing sources:
Noninterest-bearing deposits	248,516			227,232
Other liabilities	191,425			216,585
Shareholders’ equity	242,867			228,766
Total liabilities and shareholders’ equity	$2,420,317			$2,519,134
Net interest spread			2.56%			2.63%
Impact of noninterest-bearing sources			0.08			0.07
Net interest income/yield on earning assets		$11,942	2.64%		$12,819	2.70%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. We account for acquired impaired loans in accordance with SOP 03-3. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes foreign residential mortgages of $675 million and $627 million for the second and first quarters of 2009.

(4)

Includes foreign consumer loans of $8.0 billion and $7.1 billion in the second and first quarters of 2009, and $2.0 billion, $2.6 billion and $3.0 billion in the fourth, third and second quarters of 2008, respectively.

Footnotes are continued on page 108.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2008			Third Quarter 2008			Second Quarter 2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,511	$158	5.97%	$11,361	$101	3.54%	$10,310	$87	3.40%
Federal funds sold and securities borrowed or purchased under agreements to resell	104,843	393	1.50	136,322	912	2.67	126,169	800	2.54
Trading account assets	205,698	2,170	4.21	191,757	2,390	4.98	184,547	2,282	4.95
Debt securities (1)	280,942	3,913	5.57	266,013	3,672	5.52	235,369	2,963	5.04
Loans and leases (2):
Residential mortgage (3)	253,560	3,596	5.67	260,779	3,683	5.65	256,164	3,541	5.54
Home equity	151,943	1,954	5.12	151,111	2,153	5.67	120,265	1,627	5.44
Discontinued real estate	21,324	459	8.60	22,031	399	7.25	n/a	n/a	n/a
Credit card – domestic	64,906	1,784	10.94	63,414	1,682	10.55	61,655	1,603	10.45
Credit card – foreign	17,211	521	12.05	17,075	535	12.47	16,566	512	12.43
Direct/Indirect consumer (4)	83,331	1,714	8.18	85,392	1,790	8.34	82,593	1,731	8.43
Other consumer (5)	3,544	70	7.83	3,723	80	8.78	3,953	84	8.36
Total consumer	595,819	10,098	6.76	603,525	10,322	6.82	541,196	9,098	6.75
Commercial – domestic	226,095	2,890	5.09	224,117	2,852	5.06	219,537	2,762	5.06
Commercial real estate (6)	64,586	706	4.35	63,220	727	4.57	62,810	737	4.72
Commercial lease financing	22,069	242	4.40	22,585	53	0.93	22,276	243	4.37
Commercial – foreign	32,994	373	4.49	33,467	377	4.48	32,820	366	4.48
Total commercial	345,744	4,211	4.85	343,389	4,009	4.64	337,443	4,108	4.89
Total loans and leases	941,563	14,309	6.06	946,914	14,331	6.03	878,639	13,206	6.04
Other earning assets	73,116	959	5.22	70,099	1,068	6.07	65,200	1,005	6.19
Total earning assets (7)	1,616,673	21,902	5.40	1,622,466	22,474	5.52	1,500,234	20,343	5.44
Cash and cash equivalents	77,388			36,030			33,799
Other assets, less allowance for loan and lease losses	254,793			247,195			220,580
Total assets	$1,948,854			$1,905,691			$1,754,613

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,561	$58	0.73%	$32,297	$58	0.72%	$33,164	$64	0.77%
NOW and money market deposit accounts	285,410	813	1.13	278,552	973	1.39	258,104	856	1.33
Consumer CDs and IRAs	229,410	1,835	3.18	218,862	1,852	3.37	178,828	1,646	3.70
Negotiable CDs, public funds and other time deposits	36,510	270	2.94	36,039	291	3.21	24,216	195	3.25
Total domestic interest-bearing deposits	582,891	2,976	2.03	565,750	3,174	2.23	494,312	2,761	2.25
Foreign interest-bearing deposits:
Banks located in foreign countries	41,398	125	1.20	36,230	266	2.91	33,777	272	3.25
Governments and official institutions	13,738	30	0.87	11,847	72	2.43	11,789	77	2.62
Time, savings and other	48,836	165	1.34	48,209	334	2.76	55,403	410	2.97
Total foreign interest-bearing deposits	103,972	320	1.22	96,286	672	2.78	100,969	759	3.02
Total interest-bearing deposits	686,863	3,296	1.91	662,036	3,846	2.31	595,281	3,520	2.38
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	459,743	1,910	1.65	465,511	3,223	2.76	444,578	3,087	2.79
Trading account liabilities	70,859	524	2.94	77,271	661	3.40	70,546	749	4.27
Long-term debt	255,709	2,766	4.32	264,934	2,824	4.26	205,194	2,050	4.00
Total interest-bearing liabilities (7)	1,473,174	8,496	2.30	1,469,752	10,554	2.86	1,315,599	9,406	2.87
Noninterest-bearing sources:
Noninterest-bearing deposits	205,278			195,809			190,721
Other liabilities	93,836			73,676			86,865
Shareholders’ equity	176,566			166,454			161,428
Total liabilities and shareholders’ equity	$1,948,854			$1,905,691			$1,754,613
Net interest spread			3.10%			2.66%			2.57%
Impact of noninterest-bearing sources			0.21			0.27			0.35
Net interest income/yield on earning assets		$13,406	3.31%		$11,920	2.93%		$10,937	2.92%

(5)

Includes consumer finance loans of $2.5 billion and $2.6 billion in the second and first quarters of 2009, and $2.7 billion, $2.7 billion and $2.8 billion in the fourth, third and second quarters of 2008, respectively; and other foreign consumer loans of $640 million and $596 million in the second and first quarters of 2009, and $654 million, $725 million and $862 million in the fourth, third and second quarters of 2008, respectively.

(6)

Includes domestic commercial real estate loans of $72.8 billion and $70.9 billion in the second and first quarters of 2009, and $63.6 billion, $62.2 billion and $61.6 billion in the fourth, third and second quarters of 2008, respectively.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $11 million and $61 million in the second and first quarters of 2009, and $41 million, $12 million and $104 million in the fourth, third and second quarters of 2008, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on liabilities $(550) million and $(512) million in the second and first quarters of 2009, and $237 million, $86 million and $37 million in the fourth, third and second quarters of 2008, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 193.

n/a = not applicable

Table 9
Year-to-Date Average Balances and Interest Rates - FTE Basis
	Six Months Ended June 30
	2009			2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$25,879	$360	2.80%	$10,453	$181	3.48%
Federal funds sold and securities borrowed or purchased under agreements to resell	237,581	1,845	1.56	135,606	2,008	2.97
Trading account assets	241,112	4,527	3.77	188,478	4,699	5.00
Debt securities (1)	270,618	7,255	5.37	227,373	5,798	5.10
Loans and leases (2):
Residential mortgage (3)	259,431	7,169	5.53	263,352	7,378	5.61
Home equity	157,582	3,509	4.48	118,413	3,499	5.94
Discontinued real estate	18,845	689	7.31	n/a	n/a	n/a
Credit card – domestic	55,320	2,981	10.87	62,466	3,377	10.87
Credit card – foreign	17,847	955	10.79	15,904	986	12.47
Direct/Indirect consumer (4)	100,521	3,216	6.45	80,649	3,430	8.55
Other consumer (5)	3,351	127	7.63	4,001	171	8.49
Total consumer	612,897	18,646	6.11	544,785	18,841	6.94
Commercial – domestic	236,135	4,661	3.98	215,965	5,960	5.55
Commercial real estate (6)	73,892	1,177	3.21	62,506	1,624	5.22
Commercial lease financing	22,041	539	4.89	22,252	504	4.53
Commercial – foreign	35,070	822	4.73	31,642	753	4.78
Total commercial	367,138	7,199	3.95	332,365	8,841	5.35
Total loans and leases	980,035	25,845	5.30	877,150	27,682	6.34
Other earning assets	106,729	2,550	4.81	66,205	2,134	6.47
Total earning assets (7)	1,861,954	42,382	4.57	1,505,265	42,502	5.67
Cash and cash equivalents	178,822			33,874
Other assets, less allowance for loan and lease losses	428,676			220,631
Total assets	$2,469,452			$1,759,770
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$33,378	$112	0.68%	$32,481	$114	0.70%
NOW and money market deposit accounts	342,890	811	0.48	253,526	1,995	1.58
Consumer CDs and IRAs	232,792	3,124	2.70	183,417	3,717	4.08
Negotiable CDs, public funds and other time deposits	34,946	273	1.57	28,208	515	3.68
Total domestic interest-bearing deposits	644,006	4,320	1.35	497,632	6,341	2.56
Foreign interest-bearing deposits:
Banks located in foreign countries	22,638	85	0.75	36,487	672	3.71
Governments and official institutions	8,607	10	0.23	13,219	209	3.17
Time, savings and other	56,332	210	0.76	54,234	886	3.28
Total foreign interest-bearing deposits	87,577	305	0.70	103,940	1,767	3.42
Total interest-bearing deposits	731,583	4,625	1.27	601,572	8,108	2.71
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	547,446	3,617	1.33	448,717	7,229	3.24
Trading account liabilities	67,155	1,029	3.09	76,489	1,589	4.18
Long-term debt	445,545	8,350	3.76	201,828	4,348	4.31
Total interest-bearing liabilities (7)	1,791,729	17,621	1.98	1,328,606	21,274	3.22
Noninterest-bearing sources:
Noninterest-bearing deposits	237,933			185,241
Other liabilities	203,935			87,845
Shareholders’ equity	235,855			158,078
Total liabilities and shareholders’ equity	$2,469,452			$1,759,770
Net interest spread			2.59%			2.45%
Impact of noninterest-bearing sources			0.08			0.38
Net interest income/yield on earning assets		$24,761	2.67%		$21,228	2.83%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. We account for acquired impaired loans in accordance with SOP 03-3. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes foreign residential mortgages of $651 million for the six months ended June 30, 2009.

(4)	Includes foreign consumer loans of $7.6 billion and $3.1 billion for the six months ended June 30, 2009 and 2008.

(5)	Includes consumer finance loans of $2.5 billion and $2.9 billion, and other foreign consumer loans of $618 million and $859 million for the six months ended June 30, 2009 and 2008.

(6)

Includes domestic commercial real estate loans of $71.9 billion and $61.3 billion, and foreign commercial real estate loans of $2.0 billion and $1.2 billion for the six months ended June 30, 2009 and 2008.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $72 million and $207 million for the six months ended June 30, 2009 and 2008. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on liabilities $(1.1) billion and $86 million for the six months ended June 30, 2009 and 2008. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 193.

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Banking, Global Markets and GWIM, with the remaining operations recorded in All Other. Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we changed the basis of presentation from three segments to the above six segments. The former Global Consumer and Small Business Banking now is reflected in three separate business segments: Deposits, Global Card Services and Home Loans & Insurance. In order to better coordinate our consumer payments businesses, we consolidated all our consumer and small business card products into Global Card Services; therefore, debit card has moved from Deposits to Global Card Services. The former Global Corporate and Investment Banking now is divided into Global Banking and Global Markets. Prior period amounts have been reclassified to conform to current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation. For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue and net income, see Note 19 – Business Segment Information to the Consolidated Financial Statements.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 103. We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s stand-alone credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 146. The Corporation benefits from the diversification of risk across these components, which is reflected as a reduction to allocated equity for each segment. Average equity is allocated to the business segments and the businesses, and is impacted by the portion of goodwill that is specifically assigned to them.

Deposits

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$1,748	$2,625	$3,659	$5,136
Noninterest income:
Service charges	1,749	1,742	3,252	3,306
All other income (loss)	(2)	33	(4)	46
Total noninterest income	1,747	1,775	3,248	3,352
Total revenue, net of interest expense	3,495	4,400	6,907	8,488

Provision for credit losses	96	89	187	195
Noninterest expense	2,649	2,324	5,008	4,516
Income before income taxes	750	1,987	1,712	3,777
Income tax expense (1)	245	749	606	1,414
Net income	$505	$1,238	$1,106	$2,363

Net interest yield (1)	1.69%	3.18%	1.86%	3.10%
Return on average equity	8.58	20.30	9.47	19.31
Efficiency ratio (1)	75.80	52.82	72.50	53.21

Average Balance Sheet
Total earning assets (2)	$415,798	$331,886	$396,248	$333,671
Total assets (2)	442,419	364,444	422,756	365,798
Total deposits	417,114	337,253	397,454	338,358
Allocated equity	23,576	24,520	23,530	24,600

			June 30
			2009	2008
Period-end Balance Sheet
Total earning assets (2)			$421,996	$334,671
Total assets (2)			448,200	363,326
Total deposits			423,192	336,136

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes our student lending results and the net effect of our ALM activities. In the U.S., we serve approximately 53 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of 6,109 banking centers, 18,426 domestic branded ATMs, and telephone and internet channels.

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

We added 176 thousand and 394 thousand net new retail checking accounts during the three and six months ended June 30, 2009, a decrease of 498 thousand and 837 thousand from the same periods in 2008. The reduction was attributable to lower sales activity and higher closure volume resulting from the current economic environment. Additionally, sales activity was negatively impacted as we are shifting our sales efforts to focus on opening higher quality accounts. During the six months ended June 30, 2009, our active online banking customer base grew to 29.2 million subscribers, an increase of 342 thousand net subscribers from December 31, 2008. In addition, our active bill pay users paid $159.8 billion worth of bills online during the first half of 2009.

Deposits includes the net impact of migrating customers and their related deposit balances between GWIM and Deposits. During the three and six months ended June 30, 2009, total deposits of $34.3 billion and $40.5 billion were migrated to Deposits from GWIM compared to $5.6 billion and $12.7 billion that were migrated from Deposits to GWIM during the three and six months ended June 30, 2008. The change was mainly due to client segmentation threshold modifications resulting from the Merrill Lynch acquisition, partially offset by the acceleration in 2008 of moving clients into GWIM as part of our growth initiatives for our mass affluent and retirement customers. After migration, the associated net interest income, service charges and noninterest expense are recorded in the applicable segment.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income decreased $733 million, or 59 percent, to $505 million driven by lower net revenue and higher noninterest expense.

Net interest income decreased $877 million, or 33 percent, to $1.7 billion as a result of a lower residual net interest income allocation from ALM activities and spread compression due to declining interest rates. Average deposits grew $79.9 billion, or 24 percent, due to organic growth in checking and savings accounts, migration of certain households’ deposits from GWIM and the Countrywide acquisition.

Noninterest income remained relatively flat at $1.7 billion as service charges remained unchanged. The positive impacts of account growth and revenue initiatives were offset by changes in consumer spending behavior attributable to current economic conditions.

Noninterest expense increased $325 million, or 14 percent, to $2.6 billion primarily due to increased FDIC expense, including a special assessment.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income decreased $1.3 billion, or 53 percent, driven by lower net revenue and higher noninterest expense. Net interest income decreased $1.5 billion, or 29 percent, while average deposits grew $59.1 billion, or 17 percent. Noninterest income decreased $104 million, or three percent, and noninterest expense was higher by $492 million, or 11 percent. These period-over-period changes were driven by the same factors as described in the three-month discussion above.

Global Card Services

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$5,049	$4,742	$10,308	$9,331
Noninterest income:
Card income	2,164	2,554	4,279	5,275
All other income	124	204	259	824
Total noninterest income	2,288	2,758	4,538	6,099
Total revenue, net of interest expense	7,337	7,500	14,846	15,430

Provision for credit losses (2)	7,741	4,259	16,182	8,711
Noninterest expense	1,976	2,375	4,053	4,572
Income (loss) before income taxes	(2,380)	866	(5,389)	2,147
Income tax expense (benefit) (1)	(762)	284	(1,895)	746
Net income (loss)	$(1,618)	$582	$(3,494)	$1,401

Net interest yield (1)	9.20%	7.97%	9.27%	7.91%
Return on average equity	n/m	6.01	n/m	7.28
Efficiency ratio (1)	26.93	31.67	27.30	29.63

Average Balance Sheet
Total loans and leases	$220,365	$238,918	$224,391	$236,738
Total earning assets	220,133	239,413	224,274	237,145
Total assets	236,017	261,456	241,285	259,807
Allocated equity	42,118	38,978	41,249	38,716

			June 30
			2009	2008
Period-end Balance Sheet
Total loans and leases			$215,904	$240,617
Total earning assets			215,633	240,994
Total assets			231,986	263,253

(1)	FTE basis

(2)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

n/m = not meaningful

Global Card Services provides a broad offering of products, including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. We provide credit card products to customers in the U.S., Canada, Ireland, Spain and the United Kingdom. We offer a variety of co-branded and affinity credit and debit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe.

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

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. The financial market disruptions that began in 2007 continued to impact the economy and financial services sector. Starting late in the third quarter of 2008 and continuing into the first quarter of 2009, liquidity for asset-backed securitizations became disrupted and spreads rose to historic highs which negatively impacted our credit card securitization programs. Beginning in March 2009, conditions started to improve with spreads narrowing and liquidity returning to the marketplace. For more information, see the Liquidity Risk and Capital Management discussion on page 146.

On June 12, 2009, the FASB issued SFAS 166 and SFAS 167 which will result in the consolidation of our credit card securitization trusts that are not currently recorded on the Corporation’s Consolidated Balance Sheet. For more information on SFAS 166 and SFAS 167, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Global Card Services recorded a net loss of $1.6 billion for the three months ended June 30, 2009 compared to net income of $582 million for the same period in 2008 as higher provision for credit losses and lower noninterest income were partially offset by growth in net interest income and a decrease in noninterest expense.

Net interest income grew $307 million, or six percent, to $5.0 billion driven by increased loan spreads due to the beneficial impact of lower short-term interest rates on our funding costs partially offset by a decrease in managed average loans and leases of $18.6 billion, or eight percent.

Noninterest income decreased $470 million, or 17 percent, to $2.3 billion driven by a decrease in card income of $390 million, or 15 percent. This resulted from a decrease in credit card interchange and fee income primarily due to changes in consumer retail purchase and payment behavior in the current economic environment partially offset by an increase in debit interchange income.

Provision for credit losses increased by $3.5 billion to $7.7 billion as economic conditions led to deterioration in the consumer card and consumer lending portfolios, including a higher level of bankruptcies. Also contributing were reserve additions related to maturing securitizations. For further discussion, see Provision for Credit Losses beginning on page 186.

Noninterest expense decreased $399 million, or 17 percent, to $2.0 billion due to lower operating and marketing costs.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Global Card Services recorded a net loss of $3.5 billion compared to net income of $1.4 billion for the same period in 2008 as higher provision for credit losses and lower noninterest income were partially offset by growth in net interest income and a decrease in noninterest expense. Net interest income increased $977 million, or 10 percent, to $10.3 billion, noninterest income decreased $1.6 billion, or 26 percent, to $4.5 billion, provision for credit losses increased $7.5 billion to $16.2 billion and noninterest expense decreased $519 million, or 11 percent. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, noninterest income was adversely impacted by the absence of a positive valuation adjustment on the interest-only strip that was recorded during the six months ended June 30, 2008. Also, other income included a one-time Visa-related IPO gain of $388 million in 2008.

  Key Statistics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Global Card Services
Average – total loans and leases:
Managed	$220,365	$238,918	$224,391	$236,738
Held	118,319	131,480	122,034	130,432
Period end – total loans and leases:
Managed	215,904	240,617	215,904	240,617
Held	115,466	132,097	115,466	132,097
Managed net losses (1):
Amount	7,096	3,768	12,502	6,915
Percent (2)	12.91%	6.34%	11.24%	5.87%

Credit Card (3)
Average – total loans and leases:
Managed	$172,592	$185,659	$175,524	$184,676
Held	70,546	78,221	73,167	78,370
Period end – total loans and leases:
Managed	169,815	187,162	169,815	187,162
Held	69,377	78,642	69,377	78,642
Managed net losses (1):
Amount	5,047	2,751	8,841	5,123
Percent (2)	11.73%	5.96%	10.16%	5.58%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	Ratios are calculated as annualized managed net losses divided by average outstanding managed loans and leases during the period.

(3)	Includes U.S., Europe and Canada consumer credit card. Does not include business card, debit card and consumer lending.

The table above and the following discussion presents select key indicators for the Global Card Services and credit card portfolios.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Managed Global Card Services net losses increased $3.3 billion to $7.1 billion, or 12.91 percent of average outstandings compared to $3.8 billion, or 6.34 percent in the same period in 2008. This increase was driven by portfolio deterioration due to economic conditions including a higher level of bankruptcies. Additionally, consumer lending net charge-offs increased $721 million to $1.2 billion, or 18.90 percent of average outstandings compared to $486 million, or 7.07 percent in the same period of 2008. Net charge-off ratios were further impacted by lower loan balances partially driven by reduced marketing and tightened credit criteria.

Managed credit card net losses increased $2.3 billion to $5.0 billion, or 11.73 percent of average credit card outstandings compared to $2.8 billion, or 5.96 percent in the same period in 2008. The increase was driven by portfolio deterioration due to economic conditions including a higher level of bankruptcies.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Managed Global Card Services net losses increased $5.6 billion to $12.5 billion, or 11.24 percent of average outstandings compared to $6.9 billion, or 5.87 percent in the same period in 2008. Additionally, consumer lending net charge-offs increased $1.3 billion to $2.1 billion, or 16.13 percent of average outstandings compared to $849 million, or 6.43 percent in the same period of 2008. Managed credit card net losses increased $3.7 billion to $8.8 billion, or 10.16 percent of average credit card outstandings compared to $5.1 billion, or 5.58 percent in the same period in 2008. These increases were driven by the same factors as described above.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 156.

Home Loans & Insurance

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$1,197	$620	$2,376	$1,170
Noninterest income:
Mortgage banking income	2,637	409	6,040	1,064
Insurance income	553	113	1,134	201
All other income	74	119	134	149
Total noninterest income	3,264	641	7,308	1,414
Total revenue, net of interest expense	4,461	1,261	9,684	2,584
Provision for credit losses	2,726	2,034	6,098	3,846
Noninterest expense	2,829	732	5,479	1,470
Loss before income taxes	(1,094)	(1,505)	(1,893)	(2,732)
Income tax benefit (1)	(369)	(557)	(670)	(1,011)
Net loss	$(725)	$(948)	$(1,223)	$(1,721)
Net interest yield (1)	2.43%	2.47%	2.51%	2.39%
Efficiency ratio (1)	63.41	58.02	56.58	56.91

Average Balance Sheet
Total loans and leases	$131,509	$91,199	$129,110	$89,218
Total earning assets	197,758	101,109	190,945	98,327
Total assets	232,194	104,539	226,161	102,217
Allocated equity	15,827	3,342	15,118	3,106

			June 30
			2009	2008
Period-end Balance Sheet
Total loans and leases			$131,120	$92,064
Total earning assets			197,528	100,910
Total assets			234,388	103,765

(1)	FTE basis

Home Loans & Insurance generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products are available to our customers through a retail network of personal bankers located in 6,109 banking centers, mortgage loan officers in approximately 930 locations and through a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent and wholesale loan acquisition channels. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance.

Effective July 1, 2008, Countrywide’s results of operations are included in the Corporation’s consolidated results. While the results of Countrywide’s deposit operations are included in Deposits, the majority of its ongoing operations are recorded in Home Loans & Insurance. Countrywide’s acquired first mortgage and discontinued real estate portfolios were recorded in All Other and are managed as part of our overall ALM activities. For more information related to the Countrywide acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Home Loans & Insurance includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance. After migration, the associated net interest income and noninterest expense are recorded in the applicable segment. Total loans of $3.5 billion and $13.7 billion were migrated to Home Loans & Insurance during the three and six months ended June 30, 2009 compared to $2.3 billion and $1.9 billion in the same periods in 2008. The change was mainly due to client segmentation threshold modifications resulting from the Merrill Lynch acquisition.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Home Loans & Insurance recorded a net loss of $725 million for the three months ended June 30, 2009 compared to a net loss of $948 million for the same period in 2008 as growth in noninterest income and net interest income was partially offset by an increase in noninterest expense and higher provision for credit losses.

Net interest income grew $577 million, or 93 percent, driven primarily by an increase in average home equity loans and LHFS. The growth in average home equity loans of $38.5 billion, or 42 percent, and a $23.4 billion increase in LHFS were attributable to the Countrywide acquisition as well as increases in our home equity portfolio as a result of line utilization, new production, slower prepayment speeds, and the migration of certain households’ loans from GWIM to the Home Loans & Insurance segment.

Noninterest income increased $2.6 billion to $3.3 billion driven by higher mortgage banking income and insurance income. Mortgage banking income grew $2.2 billion due primarily to the Countrywide acquisition. Mortgage banking income also benefited as lower current interest rates drove higher production income. Insurance income increased $440 million due to the Countrywide acquisition.

Provision for credit losses increased $692 million to $2.7 billion driven by economic and housing market weakness particularly in geographic areas experiencing higher unemployment and falling home prices. Additionally, reserves were increased in the Countrywide SOP 03-3 portfolio reflecting a reduction in expected principal cash flows. For further discussion, see Provision for Credit Losses beginning on page 186.

Noninterest expense increased $2.1 billion to $2.8 billion primarily driven by the Countrywide acquisition.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Home Loans & Insurance recorded a net loss of $1.2 billion compared to a net loss of $1.7 billion for the same period in 2008, as growth in net interest income of $1.2 billion and noninterest income of $5.9 billion were partially offset by higher provision for credit losses of $2.3 billion and an increase in noninterest expense of $4.0 billion. Net interest income grew $1.2 billion to $2.4 billion due to the growth in average home equity loans of $37.9 billion, or 43 percent, and $20.6 billion increase in LHFS. These period-over-period changes were driven by the same factors as described in the three-month discussion above.

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

The following table summarizes the components of mortgage banking income:

Mortgage banking income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008

Production income	$1,651	$283	$3,288	$679

Servicing income:

Servicing fees and ancillary income	1,514	266	3,031	515

Impact of customer payments	(797)	(233)	(1,982)	(430)

Fair value changes of MSRs, net of economic hedge results	143	93	1,444	300

Other servicing-related revenue	126	-	259	-
Total net servicing income	986	126	2,752	385
Total mortgage banking income	$2,637	$409	$6,040	$1,064

Production income increased $1.4 billion and $2.6 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008. This increase was driven by the Countrywide acquisition and higher mortgage volumes driven by lower current interest rates.

Net servicing income increased $860 million and $2.4 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008 due primarily to higher servicing fees and ancillary income partially offset by the impact of an increase in customer payments. These changes were due to the acquisition of Countrywide. In addition, positively impacting the six months ended June 30, 2009 was the increase in the fair value of MSRs net of hedge activities of $1.1 billion primarily driven by changes in the forward interest rate curve. For further discussion on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 198.

The following table presents select key indicators for Home Loans & Insurance.

Home Loans & Insurance Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2009	2008	2009		2008
Loan production
Home Loans & Insurance:
First mortgage	$104,082	$18,515	$183,154		$36,559
Home equity	2,920	8,997	5,843		22,818

Total Corporation:
First mortgage	110,645	22,438	195,863		44,360
Home equity	3,650	11,500	7,688		28,141

Period end			June 30, 2009		December 31, 2008
Mortgage servicing portfolio (in billions) (1)			$2,112		$2,057

Mortgage loans serviced for investors (in billions)			1,703		1,654

Mortgage servicing rights:
Balance			18,535		12,733
Capitalized mortgage servicing rights (% of loans serviced)			109	bps	77	bps

(1)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

First mortgage production in Home Loans & Insurance was $104.1 billion and $183.2 billion for the three and six months ended June 30, 2009 compared to $18.5 billion and $36.6 billion for the same periods in 2008. The increase of $85.6 billion and $146.6 billion was due to the acquisition of Countrywide and origination growth driven by a decline in interest rates. Home equity production was $2.9 billion and $5.8 billion for the three and six months ended June 30, 2009 compared to $9.0 billion and $22.8 billion for the same periods in 2008. The decrease of $6.1 billion and $17.0 billion was primarily due to our more stringent underwriting guidelines for home equity lines of credit and loans as well as lower consumer demand.

At June 30, 2009, the consumer MSR balance was $18.5 billion, which represented 109 bps of the related unpaid principal balance as compared to $12.7 billion, or 77 bps of the related principal balance at December 31, 2008. The increase in the consumer MSR balance was driven by changes in the forward interest rate curve, sales of loans partially offset by the impact of an increase in customer payments and refinancings. This resulted in the 32 bps increase in the capitalized MSRs as a percentage of loans serviced.

Global Banking

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$2,738	$2,517	$5,553	$4,863
Noninterest income:
Service charges	909	824	1,851	1,580
Investment banking income	792	385	1,436	740
All other income	4,219	729	4,458	1,171
Total noninterest income	5,920	1,938	7,745	3,491
Total revenue, net of interest expense	8,658	4,455	13,298	8,354

Provision for credit losses	2,584	400	4,432	926
Noninterest expense	2,232	1,747	4,747	3,494
Income before income taxes	3,842	2,308	4,119	3,934
Income tax expense (1)	1,355	875	1,460	1,478
Net income	$2,487	$1,433	$2,659	$2,456

Net interest yield (1)	3.30%	3.15%	3.32%	3.09%
Return on average equity	16.50	11.85	9.17	10.27
Efficiency ratio (1)	25.78	39.24	35.70	41.82

Average Balance Sheet
Total loans and leases	$323,217	$315,282	$327,074	$310,603
Total earning assets	332,589	321,385	336,832	316,941
Total assets	389,387	378,233	393,483	372,994
Total deposits	199,879	169,738	197,981	165,232
Allocated equity	60,455	48,634	58,490	48,099

			June 30
			2009	2008
Period-end Balance Sheet
Total loans and leases			$314,512	$322,675
Total earning assets			323,743	329,265
Total assets			381,123	386,525
Total deposits			201,207	173,576

(1) FTE basis

Global Banking provides a wide range of lending-related products and services, integrated working capital management, treasury solutions and investment banking services to clients worldwide through our network of offices and client relationship teams along with various product partners. Our clients include multinationals, middle-market and business banking companies, correspondent banks, commercial real estate firms and governments. Our lending products and services include commercial loans and commitment facilities, real estate lending, leasing, trade finance, short-term credit facilities and asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Our investment banking services provide our commercial and corporate issuer clients with debt and equity underwriting and distribution capabilities as well as merger-related and other advisory services. Global Banking also includes the results for the economic hedging of our credit risk to certain exposures utilizing various risk mitigation tools. Our clients are supported in offices throughout the world that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 183.

On June 26, 2009, the Corporation entered into a joint venture agreement with First Data Corporation to form Banc of America Merchant Services, LLC. The joint venture provides payment solutions, including credit, debit and prepaid cards, and check and e-commerce payments, to merchants ranging from small business to corporate and commercial clients worldwide. The Corporation contributed approximately 240,000 current merchant relationships, a sales force of approximately 350 associates, and the use of the Bank of America brand name in addition to a distribution platform that includes more than 6,100 banking centers and 2,500 commercial and corporate bankers. First Data Corporation’s contributions include approximately 140,000 current merchant relationships, 200 sales associates and state of the art technology. The joint venture and clients will benefit from both companies’ comprehensive suite of leading payment solutions capabilities. The joint venture is approximately 46.5 percent owned by the Corporation and 48.5 percent owned by First Data Corporation with the remaining stake held by a third party investor. The Corporation will account for its investment in the joint venture under the equity method of accounting. The Corporation recorded a pre-tax gain of $3.8 billion which represents the excess fair value over the book value of our contributed merchant processing business.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income increased $1.1 billion, or 74 percent, to $2.5 billion due to higher total revenue benefiting from a $3.8 billion pre-tax gain related to the contribution of the merchant processing business into a joint venture. This increase in revenue was partially offset by increases in provision for credit losses and noninterest expense.

Net interest income increased $221 million, or nine percent, driven by average deposit growth of $30.1 billion or 18 percent, and average loan growth of $7.9 billion, or three percent. The increase in average deposits was driven by organic growth benefiting from a flight-to-quality in late 2008. The increase in average loans and leases was driven by the acquisition of Merrill Lynch, partially offset by decreased client demand due to current economic conditions. Net interest income also benefited from improved loan spreads on new, renewed or amended facilities. These increases were partially offset by spread compression on deposits, lower residual net interest income allocation related to ALM activities, and the negative impact of increased nonperforming loans.

Noninterest income increased $4.0 billion to $5.9 billion, mainly driven by the gain related to the contribution of the merchant processing business into a joint venture and higher investment banking income. Investment banking income increased $407 million due to the acquisition of Merrill Lynch and strong growth in debt and equity capital markets fees.

The provision for credit losses increased $2.2 billion to $2.6 billion driven by reserve increases and higher net charge-offs within the commercial-domestic portfolio, which were across a broad range of borrowers and industries. Also contributing to the increase were higher net charge-offs and reserve increases within the commercial real estate portfolio for deterioration across various property types.

Noninterest expense increased $485 million, or 28 percent, primarily attributable to higher FDIC expenses including the special assessment and the impact of the Merrill Lynch acquisition. These items were partially offset by decreased personnel expense.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased $203 million, or eight percent, due to higher total revenue of $4.9 billion which was largely offset by increases in provision for credit losses of $3.5 billion and noninterest expense of $1.3 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, noninterest income and noninterest expense were adversely impacted by the absence of the gain and related benefits associated with the Visa IPO.

Global Banking Revenue

Global Banking also evaluates its revenue from two primary client segments, global commercial banking and global corporate and investment banking. Global commercial banking primarily includes revenue related to our commercial and business banking clients, who are generally defined as companies with sales between $2 million and $2 billion including middle-market and multinational clients as well as commercial real estate clients. Global corporate and investment banking primarily includes revenue related to our large corporate clients including multinationals which are generally defined as companies with sales in excess of $2 billion. Additionally, global corporate and investment banking revenue also includes debt and equity underwriting and merger-related advisory services (net of revenue-sharing primarily with Global Markets). The following table presents further detail regarding Global Banking revenue.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Global Banking revenue
Global commercial banking	$6,692	$2,923	$9,480	$5,637
Global corporate and investment banking	1,966	1,532	3,818	2,717
Total Global Banking revenue	$8,658	$4,455	$13,298	$8,354

Global Banking revenue increased $4.2 billion to $8.7 billion and $4.9 billion to $13.3 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008.

•

Global commercial banking revenue increased $3.8 billion for both the three and six month periods ended June 30, 2009 compared to the same periods in 2008 driven by the gain related to the contribution of the merchant processing business into a joint venture.

Credit-related revenue within global commercial banking increased approximately $154 million to $1.7 billion and $622 million to $3.3 billion for the three and six months ended June 30, 2009 due to the impact of the Merrill Lynch acquisition and improved loan spreads. Average loans and leases remained relatively flat at $224.3 billion and increased by $4.6 billion to $225.4 billion for the three and six months ended June 30, 2009 as the increase in average loans and leases related to the Merrill Lynch acquisition was partially offset by decreased client demand.

Treasury services-related revenue within global commercial banking increased $3.6 billion to $5.0 billion and $3.2 billion to $6.2 billion for the three and six months ended June 30, 2009, mainly driven by the gain related to the contribution of the merchant processing business into a joint venture and increased deposit balances, partially offset by the reduction in market-based interest rates, lower residual net interest income and lower service fees. Average deposit balances increased $19.2 billion to $126.9 billion and $19.5 billion to $123.3 billion driven primarily by a flight-to-quality in late 2008. Further, the increase in noninterest income for the six months ended June 30, 2009 was also adversely impacted by the absence of the gain associated with the Visa IPO. Treasury services net income increased $2.1 billion to $2.7 billion and $1.7 billion to $3.1 billion as the increase in Treasury services-related revenue was partially offset by higher FDIC expenses including the special assessment.

•

Global corporate and investment banking revenue increased $434 million and $1.1 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008 driven primarily by higher net interest income due mainly to average growth in loans and deposits, increased debt and equity capital markets fees and the impact of the Merrill Lynch acquisition.

Credit-related revenue within global corporate and investment banking increased approximately $9 million to $634 million and $357 million to $1.5 billion for the three and six months ended June 30, 2009 driven by higher average legacy loan balances and the impact of the Merrill Lynch acquisition, partially offset by the adverse impact of increased nonperforming loans. Average loans and leases increased $7.1 billion to $98.7 billion and $11.7 billion to $101.5 billion for the three and six months ended June 30, 2009 reflecting organic growth and the Merrill Lynch acquisition.

Treasury services-related revenue within global corporate and investment banking decreased $95 million to $532 million and $162 million to $1.1 billion for the three and six months ended June 30, 2009 driven by lower net interest income, service fee and card income. Average deposit balances increased $11.0 billion to $72.7 billion and $13.3 billion to $74.5 billion during the three and six months ended June 30, 2009 primarily due to a flight-to-quality in late 2008. Treasury services net income decreased $106 million, or 70 percent, to $46 million and $146 million, or 51 percent, to $143 million due to decreased revenue and higher FDIC expenses including the special assessment.

Investment banking-related revenue attributed to this client segment increased $427 million and $715 million and is discussed in more detail below, inclusive of the portion shared with Global Markets.

Investment Banking Income

Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of Global Markets and Global Banking in servicing our clients with the best product capabilities, we allocate revenue to the two segments based on relative contribution. Therefore, in order to provide a complete discussion of our consolidated investment banking income, we have included the following table that presents total investment banking income for the Corporation.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Investment banking income
Advisory(1)	$292	$160	$621	$253
Debt issuance	944	496	1,599	828
Equity issuance	508	110	665	350
	1,744	766	2,885	1,431
Other (2)	(98)	(71)	(184)	(260)
Total investment banking income	$1,646	$695	$2,701	$1,171

(1)	Advisory includes fees on debt and equity advisory and merger and acquisitions.

(2)	Represents the offset to fees paid on the Corporation’s transactions.

Investment banking income increased $951 million to $1.6 billion and $1.5 billion to $2.7 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008, due to the Merrill Lynch acquisition and increased market demand for debt and equity issuances. Debt underwriting fees increased $448 million and $771 million due primarily to leveraged finance and investment grade bond issuances. Advisory fees increased $132 million and $368 million, attributable to the broader mergers and acquisition and advisory platform as a result of the Merrill Lynch acquisition. Equity underwriting fees increased $398 million and $315 million as we benefited from the increased size of the investment banking platform despite a significant decrease in IPO activity in the equity markets. In addition, the six month comparison was adversely impacted by the absence of fees earned on the Corporation’s preferred stock issuances in the first quarter of 2008 for which Global Banking and Global Markets was compensated on a management accounting basis with a corresponding offset in All Other.

Global Markets

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1, 2)	$1,507	$1,197	$3,396	$2,332
Noninterest income:
Investment and brokerage services	831	186	1,415	406
Investment banking income	821	380	1,306	690
Trading account profits (losses)	2,014	183	6,935	(1,419)
All other income (loss)	(721)	(568)	(1,701)	(1,472)
Total noninterest income (loss)	2,945	181	7,955	(1,795)
Total revenue, net of interest expense	4,452	1,378	11,351	537

Provision for credit losses	(1)	(38)	50	(39)
Noninterest expense	2,559	951	5,615	1,680
Income (loss) before income taxes	1,894	465	5,686	(1,104)
Income tax expense (benefit) (1)	517	167	1,874	(413)
Net income (loss)	$1,377	$298	$3,812	$(691)

Return on average equity	17.81%	9.90%	26.38%	n/m
Efficiency ratio (1)	57.46	69.04	49.46	n/m

Average Balance Sheet
Total trading-related assets (3)	$503,688	$332,748	$520,339	$345,118
Total market-based earning assets	475,761	367,193	482,356	381,048
Total earning assets	485,151	372,510	493,789	386,286
Total assets	670,703	429,854	692,593	445,251
Allocated equity	31,022	12,088	29,139	11,786

			June 30
			2009	2008
Period-end Balance Sheet
Total trading-related assets (3)			$434,967	$299,828
Total market-based earning assets			400,534	329,394
Total earning assets			408,942	334,700
Total assets			571,761	388,451

(1)	FTE basis

(2)	Includes $84 million and $168 million of net interest income on a FTE basis for the three and six months ended June 30, 2009 compared to $66 million and $135 million for the same periods in 2008.

(3)	Includes assets which are not considered earning assets (i.e., derivative assets).

n/m = not meaningful

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income increased $1.1 billion to $1.4 billion as increased noninterest income and market-based net interest income were partially offset by higher noninterest expense.

Net interest income, almost all of which is market-based, increased $310 million, or 26 percent, due to growth in market-based earning assets primarily due to the acquisition of Merrill Lynch. Noninterest income increased $2.8 billion due to the Merrill Lynch acquisition and favorable core trading results partially offset by a negative credit valuation adjustment on derivative liabilities of $1.6 billion due to our credit spreads tightening. In addition, we incurred market disruption charges of $1.3 billion, of which $935 million was included in Global Markets as compared to $1.2 billion for the same period in 2008 of which $1.1 billion was recorded in Global Markets. Partially offsetting these favorable results in our trading business was an increase in noninterest expense of $1.6 billion that was largely attributable to the Merrill Lynch acquisition and an increase in incentive compensation expense due to improved revenue performance. For more information relating to our sales and trading revenue, see the following discussion.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income was $3.8 billion compared to a net loss of $691 million for the same period in 2008. This period-over-period change was driven by the same factors as described in the three-month discussion above. Market disruption charges were $3.0 billion, of which $2.5 billion were included in Global Markets as compared to $4.0 billion for the same period in 2008 of which $3.6 billion was recorded in Global Markets. In addition, credit valuation adjustments on derivative liabilities were relatively flat for the six months ended June 30, 2009.

Sales and Trading Revenue

Global Markets revenue is primarily derived from sales and trading and investment banking activities. However, the Corporation’s sales and trading revenue and investment banking income are shared between Global Markets and Global Banking. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. In order to reflect the relative contribution of each business segment, a revenue-sharing agreement has been implemented which attributes revenue accordingly (see page 123 for a discussion of investment banking fees on a consolidated basis). In addition, certain gains and losses related to market disruption charges and select trading results are also allocated or shared between Global Markets and Global Banking. Therefore, in order to provide a complete discussion of our sales and trading revenue, we have included the following table and related discussion that presents total sales and trading revenue for the consolidated Corporation. Sales and trading revenue is segregated into fixed income (investment and noninvestment grade corporate debt obligations, CMBS, RMBS and CDOs), currencies (interest rate and foreign exchange contracts) and commodities (primarily futures, forwards, swaps and options), which comprise fixed income, currencies and commodities (FICC), and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Sales and trading revenue (1, 2)
Fixed income, currencies and commodities (FICC)	$2,685	$661	$7,488	$(1,142)
Equity income	1,165	276	2,614	583
Total sales and trading revenue	$3,850	$937	$10,102	$(559)

(1)	Includes $84 million and $168 million of net interest income on a FTE basis for the three and six months ended June 30, 2009 compared to $66 million and $135 million for the same periods in 2008.

(2)

Includes $320 million and $481 million of market disruption charges that were allocated to Global Banking during the three and six months ended June 30, 2009 as compared to $120 million and $378 million for the same periods in 2008.

Sales and trading revenue increased $2.9 billion to $3.9 billion and $10.7 billion to $10.1 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008. All sales and trading products discussed below increased due to the Merrill Lynch acquisition. Further, we recorded net credit valuation gains (losses) on derivative liabilities of $(1.6) billion and $83 million for changes in our credit spreads for the three and six months ended June 30, 2009 compared to $88 million and $241 million during the same periods in 2008.

•

FICC revenue increased $2.0 billion to $2.7 billion and $8.6 billion to $7.5 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily driven by credit spread tightening and strong liquidity in certain credit markets.

During the three and six months ended June 30, 2009, we incurred $1.2 billion and $1.8 billion of losses resulting from our CDO exposure, which includes our super senior, warehouse, and sales and trading positions, our hedging activities and counterparty credit risk valuations. This compares to $645 million and $2.1 billion in CDO-related losses for the same periods in 2008. See the detailed CDO exposure discussion to follow.

At June 30, 2009 and December 31, 2008, we held $6.0 billion and $6.9 billion of funded CMBS debt of which $5.0 billion and $6.0 billion were primarily floating-rate acquisition-related financings to major, well-known operating companies. In addition, at June 30, 2009 and December 31, 2008, we had forward finance commitments of $271 million and $700 million. Funded CMBS debt decreased as the $4.1 billion of CMBS debt acquired in the Merrill Lynch acquisition was more than offset by a transfer of $3.8 billion of CMBS funded Merrill Lynch debt to commercial loans held for investment as we plan to hold these positions for the foreseeable future and, to a lesser extent, by loan sales and paydowns. Forward finance commitments at June 30, 2009 were comprised primarily of fixed-rate conduit product financings and included $150 million acquired in connection with Merrill Lynch. During the three and six months ended June 30, 2009 we recorded $458 million and $632 million of losses (net of hedges) on CMBS funded debt and the forward finance commitments as compared to $79 million and $271 million for the same periods in 2008. These losses were concentrated in the more difficult to hedge floating-rate debt. In addition, we recorded $113 million and $263 million in losses associated with equity investments we made in acquisition-related financing transactions during the three and six months ended June 30, 2009 compared to $184 million in losses for the same periods in 2008.

At June 30, 2009, the carrying value of our leveraged funded positions held for distribution was $3.0 billion, which includes $1.7 billion from the Merrill Lynch acquisition. At December 31, 2008, the carrying value of our leveraged funded positions held for distribution was $2.8 billion. Pre-market disruption (i.e., exposure originated prior to September 30, 2007) had a carrying value of $2.8 billion at June 30, 2009, which included $1.7 billion related to Merrill Lynch, as compared to $1.5 billion at December 31, 2008. At June 30, 2009, 90 percent of the carrying value of the leveraged funded positions held for distribution were senior secured with an approximate carrying value of $2.7 billion of which $2.6 billion were originated prior to September 30, 2007. We incurred losses on our leverage loan exposures of $107 million and $205 million for the three and six months ended June 30, 2009 compared to $64 million and $503 million for the same periods in 2008.

In connection with federal and state securities regulators, we have agreed to purchase at par ARS held by certain customers. During the six months ended June 30, 2009, the Corporation purchased $4.2 billion of ARS from our customers within Global Markets. At June 30, 2009, the Corporation’s outstanding buyback commitment was $954 million, of which $827 million related to Global Markets and $127 million related to GWIM. The $827 million buyback commitment in Global Markets included $745 million related to Merrill Lynch. We recorded losses of $55 million and $151 million on ARS for the three and six months ended June 30, 2009 compared to $34 million and $250 million in the same periods in 2008 which reflects further valuation deterioration on remaining commitments and positions resulting from remaining buyback commitments as well as inventory.

•

Equity products sales and trading revenue increased $889 million to $1.2 billion and $2.0 billion to $2.6 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008 driven by increased volumes and new issuance revenues. Similar to the FICC businesses, volatility indices declined which negatively impacted the equity derivative businesses.

Collateralized Debt Obligation Exposure at June 30, 2009

CDO vehicles hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities. Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, refer to Collateralized Debt Obligation Vehicles as part of Off-Balance Sheet Arrangements beginning on page 139. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

During the three and six months ended June 30, 2009, we recorded CDO-related losses of $1.2 billion and $1.8 billion compared to $645 million and $2.1 billion in the same periods in 2008 including losses on super senior exposure of $233 million and $425 million. Also included in CDO-related losses for the three and six months ended June 30, 2009 were $170 million and $294 million of losses on purchased securities from liquidated CDO vehicles. These securities were purchased from the vehicles at auction and the losses were recorded subsequent to their purchase. Additionally, $419 million and $628 million of losses were recognized during the three and six months ended June 30, 2009 to cover counterparty risk on our CDO-related exposure. CDO-related losses reduced trading account profits (losses) by $942 million and $1.2 billion and other income by $290 million and $598 million for the three and six months ended June 30, 2009. The losses recorded in other income were other-than-temporary impairment charges related to CDOs and purchased securities classified as AFS debt securities. Also, unrealized losses recorded in accumulated OCI on uninsured other super senior cash positions and purchased securities from liquidated CDOs increased $299 million and $476 million (pre-tax) and $165 million to $1.0 billion (pre-tax) during the three and six months ended June 30, 2009.

The CDO and related markets continued to deteriorate during the six months ended June 30, 2009, experiencing significant illiquidity impacting the availability and reliability of transparent pricing. At June 30, 2009, we valued these CDO structures consistent with how we valued them at December 31, 2008. We assumed the CDO structures would terminate and looked through the structures to the underlying net asset values of the securities. We were able to obtain security values using either external pricing services or offsetting trades for approximately 89 percent of the CDO exposure for which we used the average of all prices obtained by security. The majority of the remaining positions where no pricing quotes were available were valued using matrix pricing by aligning the value to securities that had similar vintage of underlying assets and ratings, using the lowest rating between the rating services. The remaining securities were valued as interest-only strips, based on estimated average life, exposure type and vintage of the underlying assets. We assigned a zero value to the CDO positions for which an event of default has been triggered and liquidation notice has been issued. The value of cash held by the trustee for all CDO structures was also incorporated into the resulting net asset value. In addition, we were able to obtain security values using the same methodology as the CDO exposure for approximately 73 percent of the purchased securities from liquidated CDOs. Similarly, the majority of the remaining positions where no pricing quotes were available were valued using matrix pricing and projected cash flows.

As presented in the following table at June 30, 2009 our hedged and unhedged super senior CDO exposure before consideration of insurance was $5.3 billion.

  Super Senior Collateralized Debt Obligation Exposure

  June 30, 2009

(Dollars in millions)	Subprime (1)	Purchased Securities	Total Subprime	Non-Subprime (2)	Total
Unhedged	$670	$1,241	$1,911	$1,558	$3,469
Hedged (3)	1,044	—	1,044	768	1,812
Total	$1,714	$1,241	$2,955	$2,326	$5,281

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.

(2)	Includes highly-rated collateralized loan obligations and commercial mortgage-backed securities super senior exposure.

(3)	Hedged amounts are presented at carrying value before consideration of the insurance.

At June 30, 2009, the carrying value of the unhedged super senior exposure in the form of cash positions, liquidity commitments, and derivative contracts consisted of net subprime super senior exposure of $670 million and purchased securities from liquidated CDOs of $1.2 billion. In addition, the carrying value of non-subprime super senior exposure was $1.6 billion. The $1.9 billion of super senior subprime exposure was carried at 17 percent and the $1.6 billion of non-subprime exposure was carried at 52 percent of their original net exposure amounts. During the three and six months ended June 30, 2009 we recorded losses of $20 million and $179 million on subprime super senior exposure and $213 million and $246 million on non-subprime super senior exposure.

The following table presents the carrying values of our subprime net exposures including subprime collateral content and percentages of recent vintages.

 Unhedged Subprime Super Senior Collateralized Debt Obligation Carrying Values (1)

June 30, 2009
				Vintage of Subprime Collateral
(Dollars in millions)	Subprime Net Exposure	Carrying Value as a Percent of Original Net Exposure	Subprime Content of Collateral (2)	Percent in 2006/2007 Vintages	Percent in 2005/Prior Vintages

Mezzanine super senior liquidity commitments	$87	4%	100%	86%	14%

Other super senior exposure
High grade	289	26	64	11	89
Mezzanine	288	17	37	79	21
CDOs-squared	6	1	100	100	-
Total other super senior	583
Total super senior	670	13
Purchased securities from liquidated CDOs	1,241	21	35	25	75
Total	$1,911	17

 (1) Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.

 (2) Based on current net exposure value.

At June 30, 2009, the carrying value of the hedged super senior exposure in the form of cash positions, liquidity commitments and derivative contracts consisted of net subprime super senior exposure of $1.0 billion and non-subprime super senior exposure of $768 million. These exposures were carried at 15 percent and 74 percent of their original net exposure. At June 30, 2009, we held $7.1 billion of purchased insurance on our subprime super senior CDO exposure and we held collateral in the form of cash and marketable securities of $1.0 billion related to our purchased insurance. This purchased insurance included $4.6 billion of insurance that was provided by monolines in the form of CDS, total-return-swaps (TRS) or financial guarantees. In addition, we held $1.0 billion of purchased insurance on our non-subprime super senior CDO exposure all of which was provided by monolines in the form of CDS, TRS or financial guarantees. In the case of default, we look to the underlying securities and then to recovery on purchased insurance. The table below provides more information on insurance purchased from monolines.

 Credit Default Swaps with Monoline Financial Guarantors

June 30, 2009
(Dollars in millions)	Super Senior CDOs	Other Guaranteed Positions	Total

Notional	$5,573	$44,899	$50,472

Mark-to-market or guarantor receivable	$4,168	$11,270	$15,438
Credit valuation adjustment	(2,867)	(5,729)	(8,596)
Total	$1,301	$5,541	$6,842
Credit valuation adjustment %	69%	51%	56%
(Writedowns) gains during the three months ended June 30, 2009	$(353)	$223	$(130)
Writedowns during the six months ended June 30, 2009	(612)	(737)	(1,349)

Monoline wrap protection on our super senior CDOs had a notional value of $5.6 billion at June 30, 2009, with a receivable of $4.2 billion and a counterparty credit valuation adjustment, of $2.9 billion or 69 percent. During the three and six months ended June 30, 2009, we incurred $353 million and $612 million in losses for counterparty credit risk related writedowns to these positions. At December 31, 2008, the monoline wrap on our super senior CDOs had a notional value of $2.8 billion, with a receivable of $1.5 billion and a counterparty credit valuation adjustment of $1.1 billion, or 72 percent.

In addition to the monoline financial guarantor exposure related to super senior CDOs, we had $44.9 billion of notional exposure to monolines that predominantly hedge corporate CLO and CDO exposure as well as CMBS, RMBS and other ABS cash and synthetic exposures related to exposures that were acquired from Merrill Lynch. This compares to $5.9 billion of notional exposure at December 31, 2008. Mark-to-market monoline derivative credit exposure was $11.3 billion at June 30, 2009 compared to $694 million at December 31, 2008. This increase was driven by the addition of Merrill Lynch exposures as well as credit deterioration related to underlying counterparties and spread widening in structured finance related exposures, partially offset by terminated monoline contracts with a notional value of $10.8 billion, a receivable of $557 million and a counterparty credit valuation adjustment of $136 million. At June 30, 2009, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.7 billion which reduced our net mark-to-market exposure to $5.5 billion. We do not hold collateral against these derivative exposures. During the three and six months ended June 30, 2009, we recognized a gain of $223 million and incurred a loss of $737 million for counterparty credit risk related to these positions. During July 2009, we terminated super senior and other guaranteed monoline contracts with a notional value of $2.6 billion, a receivable of $1.6 billion and a counterparty credit valuation adjustment of $1.4 billion, or 87 percent, resulting in a loss of $52 million.

In addition to the super senior exposure including purchased securities at June 30, 2009, we also had exposure with a market value of $559 million in our CDO sales and trading portfolio of which approximately $128 million was classified as subprime. This subprime exposure is carried at approximately five percent of par value and includes $73 million of secondary trading positions and $55 million of positions in legacy warehouses.

With the Merrill Lynch acquisition, we acquired a $6.7 billion secured borrowing with recourse consisting solely of U.S. super senior ABS CDOs. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. As of June 30, 2009, all scheduled payments on the loan have been received. These U.S. super senior ABS CDOs are excluded from our CDO exposure discussions and the tables above as we no longer view this vehicle as super senior exposure.

Global Wealth & Investment Management

	Three Months Ended June 30, 2009
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$1,291	$1,057	$334	$10	$(110)
Noninterest income:
Investment and brokerage services	2,230	1,429	331	271	199
All other income	675	492	9	53	121
Total noninterest income	2,905	1,921	340	324	320
Total revenue, net of interest expense	4,196	2,978	674	334	210

Provision for credit losses	238	154	84	-	-
Noninterest expense	3,304	2,374	483	220	227
Income (loss) before income taxes	654	450	107	114	(17)
Income tax expense (benefit) (2)	213	167	40	42	(36)
Net income	$441	$283	$67	$72	$19

Net interest yield (2)	2.54%	2.48%	2.52%	n/m	n/m
Return on average equity (3)	9.45	14.44	5.30	41.03%	n/m
Efficiency ratio (2)	78.74	79.68	71.76	n/m	n/m
Period end – total assets (4)	$232,913	$183,907	$56,738	$2,647	n/m

	Three Months Ended June 30, 2008
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$1,149	$778	$373	$(6)	$4
Noninterest income:
Investment and brokerage services	1,095	263	388	403	41
All other income (loss)	51	66	15	(34)	4
Total noninterest income	1,146	329	403	369	45
Total revenue, net of interest expense	2,295	1,107	776	363	49

Provision for credit losses	119	112	7	-	-
Noninterest expense	1,244	465	463	304	12
Income before income taxes	932	530	306	59	37
Income tax expense (2)	351	196	113	22	20
Net income	$581	$334	$193	$37	$17

Net interest yield (2)	2.96%	2.57%	2.94%	n/m	n/m
Return on average equity (3)	19.84	40.13	16.42	28.60%	n/m
Efficiency ratio (2)	54.21	41.97	59.65	n/m	n/m
Period end – total assets (4)	$167,197	$124,819	$56,562	$2,819	n/m

(1)

Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined Merrill Lynch’s wealth management business and our former Premier Banking & Investments business to form Merrill Lynch Global Wealth Management (MLGWM).

(2)	FTE basis

(3)	Average allocated equity for GWIM was $18.7 billion and $11.8 billion for the three months ended June 30, 2009 and 2008.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

	Six Months Ended June 30, 2009
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$2,946	$2,462	$689	$22	$(227)
Noninterest income:
Investment and brokerage services	4,540	2,968	648	531	393
All other income (loss)	1,073	903	25	(69)	214
Total noninterest income	5,613	3,871	673	462	607
Total revenue, net of interest expense	8,559	6,333	1,362	484	380

Provision for credit losses	492	377	115	-	-
Noninterest expense	6,594	4,748	994	454	398
Income (loss) before income taxes	1,473	1,208	253	30	(18)
Income tax expense (benefit) (2)	522	447	94	11	(30)
Net income	$951	$761	$159	$19	$12

Net interest yield (2)	2.67%	2.62%	2.62%	n/m	n/m
Return on average equity (3)	10.70	20.93	6.44	5.17%	n/m
Efficiency ratio (2)	77.04	74.96	73.01	n/m	n/m
Period end – total assets (4)	$232,913	$183,907	$56,738	$2,647	n/m

	Six Months Ended June 30, 2008
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$2,167	$1,471	$694	$(6)	$8
Noninterest income:
Investment and brokerage services	2,176	521	767	801	87
All other income (loss)	(106)	114	34	(255)	1
Total noninterest income	2,070	635	801	546	88
Total revenue, net of interest expense	4,237	2,106	1,495	540	96

Provision for credit losses	362	352	10	-	-
Noninterest expense	2,555	919	968	611	57
Income (loss) before income taxes	1,320	835	517	(71)	39
Income tax expense (benefit) (2)	495	309	191	(26)	21
Net income (loss)	$825	$526	$326	$(45)	$18

Net interest yield (2)	2.88%	2.50%	2.82%	n/m	n/m
Return on average equity (3)	14.21	31.39	14.23	(17.08)%	n/m
Efficiency ratio (2)	60.31	43.61	64.81	n/m	n/m
Period end – total assets (4)	$167,197	$124,819	$56,562	$2,819	n/m

(1)	Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined Merrill Lynch’s wealth management business and our former Premier Banking & Investments business to form MLGWM.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $17.9 billion and $11.7 billion for the six months ended June 30, 2009 and 2008.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m	= not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Total loans and leases	$100,878	$88,172	$101,748	$87,574	$106,117	$86,609
Total earning assets (1)	202,287	157,334	203,528	156,232	222,775	151,385
Total assets (1)	232,913	167,197	238,609	165,682	258,260	161,016
Total deposits	206,296	158,228	214,111	157,113	231,853	152,808

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GWIM provides a wide offering of customized banking, investment and brokerage services tailored to meet the changing wealth management needs of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: MLGWM; U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Columbia Management (Columbia). The results of the Institutional Retirement, Philanthropy & Investments business, the Corporation’s approximately 50 percent economic ownership in BlackRock and other miscellaneous items are included in Other within GWIM.

As part of the Merrill Lynch acquisition, we added its financial advisors and its approximately 50 percent economic ownership in BlackRock, a publicly traded investment management company. On June 12, 2009, BlackRock agreed to purchase Barclays Global Investors from Barclays, Plc. and upon the closing of this transaction, which is anticipated to occur in the fourth quarter of 2009, GWIM will record an adjustment to the investment. This acquisition will have the effect of diluting our ownership interest in BlackRock, which for accounting purposes will be treated as a sale of a portion of our ownership interest. As a result, the Corporation’s economic interest in Blackrock will be approximately 35 percent.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income decreased $140 million to $441 million as increases in net interest income and noninterest income were more than offset by increases in noninterest expense and provision for credit losses.

Net interest income increased $142 million, or 12 percent, to $1.3 billion primarily due to the acquisition of Merrill Lynch partially offset by lower residual net interest income allocation from ALM activities and the impact of the transfer of client balances during the first half of 2009 to Deposits and Home Loans & Insurance. GWIM’s average loan and deposit growth benefited from the acquisition of Merrill Lynch and organic growth partially offset by the net migration of customer relationships. A more detailed discussion regarding migrated customer relationships and related balances is provided in the MLGWM discussion beginning on page 133.

Noninterest income increased $1.8 billion to $2.9 billion primarily due to higher investment and brokerage services income driven by the Merrill Lynch acquisition as well as lower support provided to certain cash funds partially offset by the impact of lower equity market levels and net outflows primarily in the cash complex.

Provision for credit losses increased $119 million to $238 million as a result of increased credit costs related to the consumer real estate portfolio. Also contributing to this increase were additions to reserves and higher charge-offs in the commercial-domestic portfolio.

Noninterest expense increased $2.1 billion to $3.3 billion driven by the addition of Merrill Lynch and higher FDIC expenses, including a special assessment.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased $126 million, or 15 percent, to $951 million driven by increases of $3.5 billion in noninterest income and $779 million in net interest income partially offset by increases of $4.0 billion in noninterest expense and $130 million in provision for credit losses. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets
	June 30
(Dollars in millions)	2009	2008

Assets under management	$705,216	$589,459

Client brokerage assets (1)	1,164,171	210,701

Assets in custody	252,830	156,530

Less: Client brokerage assets and assets in custody included in assets under management	(297,869)	(89,234)

Total net client assets	$1,824,348	$867,456

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

The increases in net client assets were driven by the acquisition of Merrill Lynch, partially offset by the effect of lower equity market values and outflows that primarily occurred in the Columbia cash fund complex due to increasing rate pressures.

Merrill Lynch Global Wealth Management

Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined the Merrill Lynch wealth management business and our former Premier Banking & Investments business to form MLGWM. MLGWM provides a high-touch client experience through a network of approximately 15,000 client facing financial advisors to our affluent customers with a personal wealth profile of at least $250,000 of investable assets. The addition of Merrill Lynch created one of the largest financial advisor networks in the world. Merrill Lynch added $2.5 billion and $5.1 billion in revenue and $368 million and $800 million in net income during the three and six months ended June 30, 2009. Total client balances in MLGWM, which include deposits, AUM, client brokerage assets and other assets in custody, were $1.3 trillion at June 30, 2009.

MLGWM includes the impact of migrating customers, and their related deposit and loan balances, to or from Deposits and Home Loans & Insurance. After migration, the associated net interest income, noninterest income and noninterest expense are recorded in the applicable segment. During the three and six months ended June 30, 2009, total deposits of $34.3 billion and $40.5 billion were migrated to Deposits from MLGWM. During the same periods in 2008, total deposits of $5.6 billion and $12.7 billion were migrated from Deposits to MLGWM. During the three and six months ended June 30, 2009, total loans of $3.5 billion and $13.7 billion were migrated to Home Loans & Insurance from MLGWM compared to total loans of $2.3 billion and $1.9 billion for the same periods in 2008. These changes were mainly due to client segmentation threshold modifications resulting from the Merrill Lynch acquisition.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income decreased $51 million, or 15 percent, to $283 million as increases in noninterest income and net interest income were more than offset by higher noninterest expense. Net interest income increased $279 million, or 36 percent, to $1.1 billion driven by higher average deposit and loan balances due to the acquisition of Merrill Lynch partially offset by lower residual net interest income, the impacts of migration to Deposits and Home Loans & Insurance, and spread compression driven by deposit mix and competitive deposit pricing. Noninterest income increased $1.6 billion to $1.9 billion due to an increase in investment and brokerage services income of $1.2 billion to $1.4 billion driven by the acquisition of Merrill Lynch. Noninterest expense increased $1.9 billion to $2.4 billion driven by the acquisition of Merrill Lynch and higher FDIC expenses, including a special assessment.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased $235 million, or 45 percent, to $761 million driven by increases of $991 million in net interest income and $3.2 billion in noninterest income partially offset by an increase of $3.8 billion in noninterest expense. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income decreased $126 million, or 65 percent, to $67 million driven by increased provision for credit losses and noninterest expense as well as lower noninterest income and net interest income. Net interest income decreased $39 million, or 10 percent, due to lower residual net interest income partially offset by organic growth in loans and deposits. Noninterest income decreased $63 million, or 16 percent, driven by reduced investment and brokerage services income due to lower valuations in the equity markets partially offset by the inclusion of the Merrill Lynch trust business. Provision for credit losses increased $77 million to $84 million primarily driven by additions to reserves and higher charge-offs in the commercial-domestic portfolio due to broad based deterioration. Also contributing were increased credit costs related to the consumer real estate portfolio reflecting impacts of the weak housing market. Noninterest expense increased $20 million, or four percent, due to higher FDIC expenses, including a special assessment, and the addition of the Merrill Lynch trust business which were partially offset by cost containment strategies and lower revenue-related expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income decreased $167 million, or 51 percent, to $159 million driven by increases in provision for credit losses of $105 million and noninterest expense of $26 million as well as lower noninterest income of $128 million and net interest income of $5 million. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income increased $35 million to $72 million compared to the same period in 2008. Revenue decreased $29 million due to lower investment and brokerage services income of $132 million offset by reduced losses of $86 million related to support provided to certain cash funds. The decrease in investment and brokerage services income was the result of significantly lower valuations in the equity markets and net outflows in the cash complex. Noninterest expense decreased $84 million driven by lower revenue-related expenses, such as lower sub-advisory, distribution and dealer support expenses, and reduced personnel related expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased $64 million to $19 million from a net loss of $45 million during the same period in 2008. Revenue decreased $56 million, or 10 percent, driven by lower investment and brokerage services income of $270 million, or 34 percent, partially offset by reduced losses of $189 million related to support provided to certain cash funds. In addition, noninterest expense decreased $157 million, or 26 percent. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

Cash Funds Support

Beginning in the second half of 2007, we provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invested in high quality, short-term securities with a portfolio weighted-average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and the senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. At June 30, 2009 and December 31, 2008, we had gross (i.e., funded and unfunded) capital commitments to the funds of $972 million and $1.0 billion. Substantially all of these capital commitments will expire during the fourth quarter of 2009. We do not expect these capital commitments to be extended or renewed. For the three and six months ended June 30, 2009, we had gains of $50 million and losses of $67 million related to these capital commitments compared to losses of $36 million and $256 million for the same periods in 2008. At June 30, 2009 and December 31, 2008, the remaining loss exposure on capital commitments was $207 million and $300 million.

Additionally, during the six months ended June 30, 2009, we purchased $274 million of certain investments from the funds. At June 30, 2009 and December 31, 2008, we held AFS debt securities with a fair value of $557 million and $698 million of which $106 million and $279 million were classified as nonperforming AFS securities and had $290 million and $272 million of related unrealized losses on these investments recorded in accumulated OCI. The decline in value of these securities was driven by the lack of market liquidity and the overall deterioration of the financial markets. These unrealized losses are recorded in accumulated OCI as we expect to recover the full principal amount of such investments and it is more likely than not that we will not be required to sell the investments prior to recovery. For additional information on the valuation of our AFS securities, see Note 5 – Securities to the Consolidated Financial Statements.

We may from time to time, but are under no obligation to, provide additional support to funds managed within Columbia. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

We do not consolidate the cash funds managed within Columbia because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. In reaching this conclusion, we considered both interest rate and credit risk. The cash funds had total AUM of $135.8 billion and $185.9 billion at June 30, 2009 and December 31, 2008.

During 2008, federal government agencies initiated several actions in response to the current financial crisis and economic slowdown to provide liquidity in these markets. As of June 30, 2009 several money market funds managed within Columbia participate in certain programs, including the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds and the AMLF. For further information regarding this program, see Regulatory Initiatives beginning on page 3 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Other

Other includes the results of the Institutional Retirement, Philanthropy & Investments business, the Corporation’s approximately 50 percent economic ownership in BlackRock and other miscellaneous items. Our investment in BlackRock is accounted for under the equity method of accounting with our proportionate share of income or loss recorded in equity investment income.

Net income was $19 million and $12 million for the three and six months ended June 30, 2009 compared to $17 million and $18 million for the same periods in 2008 driven by higher noninterest income offset by higher noninterest expense and lower net interest income. Net interest income decreased $114 million and $235 million for the three and six months ended June 30, 2009 due to the funding cost on a management accounting basis for carrying the BlackRock equity investment which was part of the Merrill Lynch acquisition. Noninterest income increased $275 million and $519 million due to the addition of the Institutional Retirement, Philanthropy & Investments business from Merrill Lynch and earnings from the BlackRock equity investment which contributed $60 million and $128 million during the three and six months ended June 30, 2009. In addition, noninterest expense increased $215 million and $341 million for the three and six months ended June 30, 2009 primarily driven by the acquisition of the Institutional Retirement, Philanthropy & Investments business from Merrill Lynch.

All Other

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008

(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,588)	$2,358	$770	$(1,913)	$2,140	$227
Noninterest income:
Card income (loss)	(278)	592	314	596	(557)	39
Equity investment income	5,979	-	5,979	710	-	710
Gains on sales of debt securities	672	-	672	131	-	131
All other income (loss)	(4,298)	32	(4,266)	(87)	60	(27)
Total noninterest income	2,075	624	2,699	1,350	(497)	853
Total revenue, net of interest expense	487	2,982	3,469	(563)	1,643	1,080

Provision for credit losses	(9)	2,982	2,973	(1,033)	1,643	610
Merger and restructuring charges (4)	829	-	829	212	-	212
All other noninterest expense	642	-	642	74	-	74
Income (loss) before income taxes	(975)	-	(975)	184	-	184
Income tax benefit (3)	(1,732)	-	(1,732)	(42)	-	(42)
Net income	$757	$-	$757	$226	$-	$226

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008

(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(3,477)	$4,749	$1,272	$(3,771)	$4,195	$424
Noninterest income:
Card income (loss)	256	348	604	1,259	(1,261)	(2)
Equity investment income	7,305	-	7,305	977	-	977
Gains on sales of debt securities	2,143	-	2,143	351	-	351
All other income (loss)	(1,706)	67	(1,639)	(349)	125	(224)
Total noninterest income	7,998	415	8,413	2,238	(1,136)	1,102
Total revenue, net of interest expense	4,521	5,164	9,685	(1,533)	3,059	1,526

Provision for credit losses	(686)	5,164	4,478	(2,161)	3,059	898
Merger and restructuring charges (4)	1,594	-	1,594	382	-	382
All other noninterest expense	932	-	932	253	-	253
Income (loss) before income taxes	2,681	-	2,681	(7)	-	(7)
Income tax expense (benefit) (3)	(979)	-	(979)	6	-	6
Net income (loss)	$3,660	$-	$3,660	$(13)	$-	$(13)

(1)	Represents the provision for credit losses in All Other combined with the Global Card Services securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Average Balance Sheet
Total loans and leases (1)	$159,142	$117,504	$163,770	$125,695
Total assets (1,2)	210,988	50,405	234,914	52,687
Total deposits	108,079	96,998	108,757	105,109
Allocated equity	51,161	22,091	50,411	20,098
			June 30
Period-end Balance Sheet			2009	2008
Total loans and leases (1)			$153,008	$95,826
Total assets (1,2)			154,023	44,358
Total deposits			106,127	93,418

(1)

Loan amounts are net of the securitization offset of $100.4 billion and $108.5 billion at June 30, 2009 and 2008; $102.0 billion and $107.4 billion for the three months ended June 30, 2009 and 2008; and $102.4 billion and $106.3 billion for the six months ended June 30, 2009 and 2008.

(2)

Excludes elimination of segment excess asset allocations to match liabilities (i.e., deposits) of $388.7 billion and $378.9 billion at June 30, 2009 and 2008; $320.1 billion and $380.7 billion for the three months ended June 30, 2009 and 2008; and $343.7 billion and $377.3 billion for the six months ended June 30, 2009 and 2008.

Global Card Services is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presents these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). See the Global Card Services section beginning on page 113 for information on the Global Card Services managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the securitization offset. For additional information, see Note 19 – Business Segment Information to the Consolidated Financial Statements.

In addition to the securitization offset discussed above, All Other includes our Equity Investments businesses, and Other.

Equity Investments includes Global Principal Investments, Corporate Investments and Strategic Investments. On January 1, 2009, Global Principal Investments added Merrill Lynch’s principal investments. The combined business is comprised of a diversified portfolio of investments in private equity, real estate, strategic capital and other alternative investments. These investments are made either directly in a company or held through a fund. In addition, Global Principal Investments has unfunded equity commitments related to some of these investments. For more information on these commitments, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. Global Principal Investments’ equity investments had a carrying value of $11.9 billion at June 30, 2009.

Corporate Investments primarily includes investments in publicly-traded debt and equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $9.2 billion in CCB, $3.5 billion in Banco Itaú, $2.4 billion in Grupo Financiero Santander, S.A. (Santander) and other investments. In the first quarter of 2009, we sold 5.6 billion common shares of our 19.1 billion common share initial investment in CCB for $2.8 billion, reducing our ownership to 16.7 percent and resulting in a pre-tax gain of approximately $1.9 billion. Additionally, in the second quarter of 2009 we sold 13.5 billion shares of our remaining initial investment for $7.3 billion resulting in a pre-tax gain of $5.3 billion and a remaining 10.95 percent ownership stake. During 2008, under the terms of the purchase option the Corporation increased its ownership by purchasing approximately 25.6 billion common shares for $9.2 billion. These recently purchased shares are accounted for at cost, are recorded in other assets and are non-transferable until August 2011. We remain a significant shareholder in CCB and intend to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, we expect to continue to provide advice and assistance to CCB. The restricted shares of Banco Itaú are carried at fair value with an offset, net-of-tax, to accumulated OCI and are accounted for as AFS marketable equity securities. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

The following table presents the components of All Other’s equity investment income and reconciliation to the total consolidated equity investment income, for the three and six months ended June 30, 2009 and 2008 and also All Other’s equity investments as of June 30, 2009 and 2008.

Equity Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Global Principal Investments	$304	$296	$(162)	$308
Corporate Investments	10	112	(262)	144
Strategic and other investments	5,665	302	7,729	525
Total equity investment income included in All Other	5,979	710	7,305	977
Total equity investment income (loss) included in the business segments	(36)	(118)	(160)	669
Total consolidated equity investment income	$5,943	$592	$7,145	$1,646

Equity Investments			June 30
			2009	2008
Global Principal Investments			$11,886	$4,266
Corporate Investments			2,594	3,696
Strategic and other investments			15,960	26,028
Total equity investments included in All Other			$30,440	$33,990

Other includes the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations that do not qualify for SFAS 133 hedge accounting treatment, foreign exchange rate fluctuations related to SFAS 52 revaluation of foreign denominated debt issuances, fair value adjustments on certain structured notes, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments. Other also includes a trust services business which is a client-focused business providing trustee services and fund administration to various financial services companies.

First Republic Bank (First Republic) results are also included in Other. First Republic, acquired as part of the Merrill Lynch acquisition, provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. First Republic is a standalone bank that operates primarily on the west coast and in the northeast and caters to high-end clientele.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income increased $531 million to $757 million driven by an increase in total revenue and a current period income tax benefit of $1.7 billion due in part to the release of a portion of a valuation allowance that was provided for an acquired capital loss carryforward, as well as other residual amounts resulting from the recognition of tax benefits during interim periods. These items were partially offset by higher provision and merger and restructuring charges. Net interest income increased $543 million resulting largely from the reclassification to card income related to our funds transfer pricing for Global Card Services’ securitizations. This reclassification is performed to present our consolidated results on a held basis. In addition, net interest income benefited from the addition of First Republic in 2009.

Noninterest income increased $1.8 billion to $2.7 billion driven by the pre-tax gain of $5.3 billion on the sale of a portion of our CCB investment and gains of $672 million on sales of agency mortgage-backed securities partially offset by a decrease in all other income of $4.2 billion. The decrease in all other income was driven by the $3.6 billion negative credit valuation adjustment on certain Merrill Lynch structured notes due to our narrowing credit spreads during the three months ended June 30, 2009. In addition, we recorded other-than-temporary impairments related to non-agency collateralized mortgage obligations of $639 million related to the ALM debt securities portfolio during the three months ended June 30, 2009.

Provision for credit losses increased $2.4 billion to $3.0 billion. This increase was primarily due to higher credit costs related to our ALM residential mortgage portfolio reflective of deterioration in the housing markets and the impacts of a weak economy. Additionally, reserves were increased in the Countrywide discontinued real estate and Merrill Lynch residential mortgage SOP 03-3 portfolio reflecting a reduction in expected principal cash flows.

Merger and restructuring charges increased $617 million to $829 million due to the Merrill Lynch acquisition. The Merrill Lynch acquisition was accounted for under the acquisition method of accounting in accordance with SFAS 141R which requires the expensing of acquisition-related transaction and restructuring costs which were previously recorded as an adjustment to goodwill. As a result, we recorded $580 million of merger and restructuring charges during the three months ended June 30, 2009 related to the Merrill Lynch acquisition, the majority of which related to severance and employee-related charges. For additional information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income increased to $3.7 billion driven by increases in net interest income of $848 million, noninterest income of $7.3 billion and a current period income tax benefit of $979 million partially offset by higher provision of $3.6 billion and increased merger and restructuring charges of $1.2 billion. These period-over-period changes were driven by the same factors as described above. In addition, during the first quarter of 2009 we recognized a $1.9 billion pre-tax gain on the sale of CCB shares resulting in a pre-tax gain of $7.3 billion for the six months ended June 30, 2009. Further, we recorded a positive credit valuation adjustment on certain Merrill Lynch structured notes of $2.2 billion during the first quarter of 2009 resulting in a net negative credit valuation adjustment of $1.4 billion for the six months ended June 30, 2009.

Off- Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 146. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or other debt or equity instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for us and our customers.

We have liquidity agreements, SBLCs or other arrangements with the SPEs, as described below, under which we are obligated to provide funding in the event of a market disruption or other specified event or otherwise provide credit support to the entities (hereinafter referred to as liquidity exposure). We also fund selected assets via derivative contracts with third party SPEs under which we may be required to purchase the assets at par value or the third party SPE’s cost to acquire the assets. We manage our credit risk and any market risk on these arrangements by subjecting them to our normal underwriting and risk management processes. Our credit ratings and changes thereto may affect the borrowing cost and liquidity of these SPEs. In addition, significant changes in counterparty asset valuation and credit standing may also affect the ability of the SPEs to issue commercial paper. The contractual or notional amount of these commitments as presented in Table 10 represents our maximum possible funding obligation and is not, in management’s view, representative of expected losses or funding requirements.

The following table presents our liquidity exposure to unconsolidated SPEs, which include VIEs and QSPEs. VIEs are SPEs which lack sufficient equity at risk or whose equity investors do not have a controlling financial interest. QSPEs are SPEs whose activities are strictly limited to holding and servicing financial assets. Liquidity commitments to Corporation-sponsored VIEs and other VIEs in which the Corporation holds a variable interest are also disclosed in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. On June 12, 2009, the FASB issued SFAS 166 and SFAS 167 which will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet. For more information on SFAS 166 and SFAS 167, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Table 10
Off-Balance Sheet Special Purpose Entities Liquidity Exposure
	June 30, 2009
(Dollars in millions)	VIEs	QSPEs	Total
Commercial paper conduits:
Multi-seller conduits	$34,825	$-	$34,825
Asset acquisition conduits	1,391	-	1,391
Home equity securitizations	-	13,377	13,377
Municipal bond trusts	3,545	8,421	11,966
Collateralized debt obligation vehicles (1)	4,749	-	4,749
Credit-linked note and other vehicles	3,976	-	3,976
Customer conduits	669	-	669
Credit card securitizations	-	946	946
Total liquidity exposure (2)	$49,155	$22,744	$71,899

	December 31, 2008
(Dollars in millions)	VIEs	QSPEs	Total
Commercial paper conduits:
Multi-seller conduits	$41,635	$-	$41,635
Asset acquisition conduits	2,622	-	2,622
Other corporate conduits (3)	-	1,578	1,578
Home equity securitizations	-	13,064	13,064
Municipal bond trusts	3,872	2,921	6,793
Collateralized debt obligation vehicles (1)	542	-	542
Customer conduits	980	-	980
Credit card securitizations	-	946	946
Total liquidity exposure	$49,651	$18,509	$68,160

(1)

Represents super senior and non-super senior CDO exposure. For additional information on our super senior CDO exposures at June 30, 2009 and December 31, 2008 and related writedowns, see the CDO discussion beginning on page 126.

(2)

Legacy Merrill Lynch related exposures as of June 30, 2009 were: $6.5 billion municipal bond trusts, $4.7 billion collateralized debt obligation vehicles, $4.0 billion in credit-linked note and other vehicles and $162 million in customer conduits.

(3)	The other corporate conduits exposure was liquidated during the second quarter of 2009.

At June 30, 2009, the Corporation’s total liquidity exposure to SPEs was $71.9 billion, an increase of $3.7 billion from December 31, 2008. The increase was attributable to Merrill Lynch, which added $15.4 billion of exposure, partially offset by decreases in commercial paper conduits due to maturities and liquidation.

Multi-Seller Conduits

We administer three unconsolidated multi-seller conduits which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At June 30, 2009 and December 31, 2008, the Corporation did not hold any commercial paper issued by the multi-seller conduits other than incidentally and in its role as a commercial paper dealer.

Asset Acquisition Conduits

We administer two unconsolidated commercial paper conduits which acquire assets on behalf of our customers and obtain funding through the issuance of commercial paper and subordinated certificates to third parties. Repayment of the commercial paper and certificates is assured by total return swap contracts between us and the conduits. We are reimbursed through total return swap contracts with our customers. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. At June 30, 2009 and December 31, 2008, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer.

Other Corporate Conduits

We administered several other corporate conduits that held primarily high-grade, long-term municipal, corporate, and mortgage-backed securities. These conduits obtained funding by issuing commercial paper to third party investors. We historically entered into derivative contracts which provided interest rate, currency and a pre-specified amount of credit protection to the entities in exchange for the commercial paper rate. During the second quarter of 2009, in accordance with existing contractual arrangements, the conduits were liquidated.

Home Equity Securitizations

We evaluate all of our home equity securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. As of June 30, 2009 and December 31, 2008, home equity securitization transactions in rapid amortization had $13.4 billion and $13.1 billion of trust certificates outstanding. As of June 30, 2009 and December 31, 2008, an additional $3.7 billion and $6.2 billion of trust certificates outstanding pertain to home equity securitization transactions that are expected to enter rapid amortization during the next 24 months.

When home equity securitization transactions enter rapid amortization, principal collections on underlying loans are used to pay investor interests and the Corporation is responsible for funding additional borrower draws on the underlying lines of credit. As senior bondholders and monoline insurers have priority for repayment, the time period for which the Corporation’s advances are outstanding is longer, and we may not receive reimbursement for all of the funds advanced to borrowers. While the available credit on securitized home equity lines of credit was approximately $1.6 billion at June 30, 2009, a maximum funding obligation attributable to rapid amortization cannot be calculated as the borrower has the ability to pay down and redraw balances. The amount in Table 10 equals the principal balance of the outstanding trust certificates that are in rapid amortization of $13.4 billion and $13.1 billion at June 30, 2009 and December 31, 2008. This amount is significantly higher than the amount we expect to fund. The charges we will ultimately record as a result of the rapid amortization events are dependent on the performance of the loans, the amount of subsequent draws, and the timing of related cash flows. At June 30, 2009 and December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $245 million and $345 million. For additional information on home equity securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

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

At June 30, 2009 and December 31, 2008, we held $962 million and $688 million of floating rate certificates issued by the municipal bond trusts in trading account assets.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities which they fund by issuing multiple tranches of debt and equity securities. At June 30, 2009, we provided liquidity support in the form of unfunded lending commitments to certain synthetic CDOs. These commitments pertain to super senior securities which are the most senior class of securities issued by the CDOs and benefit from the subordination of all other securities issued by the CDOs. The lending commitments obligate us to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. The aggregate notional amount of super senior CDO securities subject to such derivative contracts was $2.4 billion. The aggregate notional amount of liquidity exposure to non-SPE third parties which hold super senior cash positions on our behalf was $1.7 billion, which is not included in Table 10. All of these exposures were obtained in connection with the Merrill Lynch acquisition. Our net exposure to loss on these positions, after writedowns and insurance, was $87 million at June 30, 2009. These positions are included in our super senior CDO exposure discussion beginning on page 126.

In connection with our trading activities, we also have derivative contracts with unconsolidated SPEs, principally CDO vehicles that hold CDO debt securities or other debt securities on our behalf. These derivatives are typically in the form of total return swaps which obligate us to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. The notional amount of these derivative contracts was $2.3 billion at June 30, 2009 and our exposure to loss, excluding counterparty risk, is insignificant. These derivatives are included in the $5.5 billion notional amount of derivative contracts through which we obtain funding from third party SPEs, discussed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

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

The Corporation has entered into derivative contracts, typically total return swaps, with certain credit-linked note and other vehicles which obligate the Corporation to purchase securities held as collateral at the vehicle’s cost, typically as a result of ratings downgrades. These exposures were obtained in connection with the Merrill Lynch acquisition. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. At June 30, 2009, the notional amount of such derivative contracts with unconsolidated vehicles was $3.2 billion. This amount is included in the $5.5 billion notional amount of derivative contracts through which we obtain funding from unconsolidated SPEs, discussed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. We also have approximately $810 million of other liquidity commitments, including written put options and collateral value guarantees, with credit-linked note and other vehicles at June 30, 2009.

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

Credit Card Securitizations

During 2008, the Corporation entered into a liquidity support agreement related to the Corporation’s commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. Due to illiquidity in the marketplace, the Corporation held $4.7 billion and $5.0 billion of outstanding investment grade commercial paper as of June 30, 2009 and December 31, 2008, which is classified in AFS debt securities on the Consolidated Balance Sheet. The maximum amount of commercial paper that can be issued under this program given the current level of liquidity support is $8.8 billion, all of which was outstanding as of June 30, 2009 and December 31, 2008. If certain conditions set forth in the legal documents governing the trust are not met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates will be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest-bearing note, and subsequent credit card receivable collections would be applied to the outstanding note balance. If any of the interest-bearing notes are still outstanding at the end of the extended maturity period, the liquidity commitment obligates the Corporation to purchase maturity notes from the trust in order to retire the interest-bearing notes. As a maturity note holder, the Corporation would be entitled to the remaining cash flows from the collateralizing credit card receivables. As of June 30, 2009 and December 31, 2008, none of the commercial paper had been extended and there were no maturity notes outstanding. For more information on our credit card securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements. For more information on how our credit card securitizations impact our liquidity, see the Liquidity Risk and Capital Management discussion on page 146.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments. The increase in obligations and commitments at June 30, 2009 was due to the Merrill Lynch acquisition and is more fully discussed in Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. For additional information on obligations and commitments, see Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

Consumer MSRs are also included in Level 3 assets as valuing these MSRs requires significant management judgment and estimation. The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted-average lives of the MSRs and the OAS levels. For more information on Level 3 MSRs and their sensitivity to prepayment rates and OAS levels, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements.

For additional information on our Level 1, 2 and 3 fair value measurements, including the valuation techniques utilized to determine their fair values, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009, Note 16 – Fair Value Disclosures to the Consolidated Financial Statements and Complex Accounting Estimates on page 200.

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

The table below presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2009, including realized and unrealized gains (losses) included in earnings and OCI. Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $121.7 billion as of June 30, 2009 and represented approximately 17 percent of assets measured at fair value (or five percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $33.0 billion as of June 30, 2009 and represented approximately 16 percent of the liabilities measured at fair value (or two percent of total liabilities). See Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for a table that presents the fair value of Level 1, 2 and 3 assets and liabilities at June 30, 2009.

Table 11

Level 3 – Fair Value Measurements

	Three Months Ended June 30, 2009
(Dollars in millions)	Balance March 31, 2009		Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers into /out of Level 3	Balance June 30, 2009
Trading account assets	$28,353		$199	$-	$1,074	$(3,383)	$26,243
Net derivative assets (1)	7,416		406	-	(2,580)	4,159	9,401
AFS debt securities	22,275		(727)	2,087	(2,474)	621	21,782
Loans and leases (2)	6,955		1,171	-	(1,164)	-	6,962
Mortgage servicing rights	14,096		3,829	-	610	-	18,535
Loans held-for-sale (2)	7,362		269	-	(198)	(120)	7,313
Other assets (3)	6,055		146	-	(43)	10	6,168
Trading account liabilities	(326)		(26)	-	(7)	-	(359)
Accrued expenses and other liabilities (2)	(2,783)		603	-	78	39	(2,063)
Long-term debt (2)	(8,067)		(1,112)	-	370	3,520	(5,289)

	Six Months Ended June 30, 2009
	Balance January 1, 2009	Merrill Lynch Acquisition	Included in Earnings	Included in OCI	Purchases, Issuances, and Settlements	Transfers into /out of Level 3	Balance June 30, 2009
Trading account assets	$7,318	$18,184	$(651)	$-	$1,766	$(374)	$26,243
Net derivative assets (1)	2,270	2,307	4,274	-	(3,991)	4,541	9,401
AFS debt securities	18,702	2,509	(888)	2,617	(1,590)	432	21,782
Loans and leases (2)	5,413	2,452	156	-	(1,059)	-	6,962
Mortgage servicing rights	12,733	209	4,927	-	666	-	18,535
Loans held-for-sale (2)	3,382	3,872	133	-	46	(120)	7,313
Other assets (3)	3,572	2,696	(116)	-	6	10	6,168
Trading account liabilities	-	-	(26)	-	11	(344)	(359)
Accrued expenses and other liabilities (2)	(1,940)	(1,337)	1,121	-	54	39	(2,063)
Long-term debt (2)	-	(7,481)	(1,604)	-	(51)	3,847	(5,289)

(1)

Net derivatives at June 30, 2009 included derivative assets of $34.7 billion and derivative liabilities of $25.3 billion. Net derivatives acquired in connection with the acquisition of Merrill Lynch on January 1, 2009 included derivative assets of $37.3 billion and derivative liabilities of $35.0 billion.

(2)

Amounts represent items which are accounted for at fair value in accordance with SFAS 159 including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets are primarily comprised of AFS equity securities and equity investments.

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

Included in Earnings and Other Comprehensive Income

During the three months ended June 30, 2009, we recognized gains of $4.8 billion on Level 3 assets and liabilities which were primarily related to gains on consumer MSRs and loans and leases partially offset by losses on long-term debt. The gains on consumer MSRs were primarily driven by increases in the forward interest rate curve while the gains on loans and leases were driven by credit spreads narrowing. Losses on long-term debt were driven by the impact of market movements and negative credit valuation adjustments on certain Merrill Lynch structured notes for which the fair value option was elected due to our narrowing credit spreads. We also recorded unrealized gains of $2.1 billion (pre-tax) through OCI during the three months ended June 30, 2009.

During the six months ended June 30, 2009, we recognized gains of $7.3 billion on Level 3 assets and liabilities which were primarily related to gains on net derivatives and consumer MSRs partially offset by losses on long-term debt. We also recorded unrealized gains of $2.6 billion (pre-tax) through OCI during the six months ended June 30, 2009. The gains in net derivatives were driven by positive valuation adjustments on our IRLCs and gains recognized on hedges of our Level 3 trading account assets. The changes in consumer MSRs and long-term debt were driven by the same factors described in the three month discussion above.

Level 3 financial instruments, such as our consumer MSRs, may be economically hedged with derivatives not classified as Level 3; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources.

Purchases, Issuances and Settlements

During the three months ended June 30, 2009, we had net settlements in Level 3 net derivatives of $2.6 billion, net settlements of AFS debt securities of $2.5 billion, net settlements in loans and leases of $1.2 billion and net purchases of trading account assets of $1.1 billion. The net settlements in derivatives resulted primarily from our IRLCs due to increased volume of funded loans during the three months ended June 30, 2009. The net purchases of trading account assets primarily resulted from consolidation of certain SPEs partially offset by sales of corporate bond positions. The net settlements in loans and leases were driven by repayments, maturities, and reductions in usage of existing facilities.

During the six months ended June 30, 2009, we had net settlements in Level 3 net derivatives of $4.0 billion, net purchases in trading account assets of $1.8 billion, net settlements of AFS debt securities of $1.6 billion and net settlements of loans and leases of $1.1 billion. These changes were driven by the same factors described in the three month discussion above.

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

During the three months ended June 30, 2009, several transfers were made into or out of Level 3. Trading account assets of $3.4 billion were transferred out of Level 3, including certain MBS and ABS. These assets were transferred due to increased price transparency in the marketplace. Net derivative assets of $4.2 billion, including certain CDO positions, were transferred into Level 3. These positions were transferred due to a lack of observable inputs in the marketplace. In addition, $3.5 billion of long-term debt was transferred out of Level 3 due to the decreased significance of unobservable inputs on certain structured notes.

During the six months ended June 30, 2009, several transfers were made into or out of Level 3. In addition to the transfers disclosed in the preceding paragraph, trading account assets of $3.0 billion were transferred into Level 3, including certain bond positions and ABS during the three months ended March 31, 2009. These assets were transferred due to a lack of liquidity in the marketplace. In light of the illiquidity, we implemented a change to our valuation approach for these instruments, basing the valuation on assumptions about the weighted-average life of the security, estimated future coupons to be paid and spreads observed in pricing of similar instruments.

Managing Risk

Our business exposes us to the following major risks: strategic, liquidity, credit, market and operational risk. Our management governance structure enables us to manage all major aspects of our business through our planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward tradeoffs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a line of business, we effectively manage the ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each line of business and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. For a more detailed discussion of our risk management activities, see pages 37 through 75 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use our planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section beginning on page 198 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

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

Corporate Treasury tracks liquidity sources and uses, forecasts cash flows, performs scenario analysis and stress testing, and sets and monitors liquidity limits. Corporate Treasury works with our lines of business to limit and review liquidity risk exposures associated with products and business strategies. These exposures can arise from asset-liability mismatches, deposit run-off, credit sensitive funding, reductions in secured financing, commitments and contingencies. Corporate Treasury reviews liquidity risk with other independent risk and control groups.

We focus on our legal entity structure in managing liquidity risk across the parent company and our bank, broker-dealer and other subsidiaries, including international entities. We evaluate regulatory, tax and other considerations that may limit the ability to transfer liquidity among legal entities.

We maintain excess liquidity at our parent company to cover contractual obligations. Our primary metric is “Time to Required Funding”. This represents the number of months that liquidity available to the parent company can continue to fund contractual obligations without any access to new unsecured debt funding. Parent company contractual obligations include the repayment of principal and interest on unsecured debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., estimates of parent company operating expenses and other contractual commitments. As of June 30, 2009, “Time to Required Funding” was 33 months compared to 23 months at December 31, 2008. This exceeded the target range of 21 to 27 months established by ALCO, primarily due to the at-the-market common stock offering and the sale of CCB common stock during the three months ended June 30, 2009.

We also consider the loan to domestic deposit ratio in monitoring the stability of our funding composition and to assess liquidity requirements at our bank subsidiaries. This ratio reflects the percent of loans and leases that are funded by domestic deposits, a stable funding source. A ratio of 100 percent indicates that the loan portfolio is completely funded by domestic core deposits. Any amount above 100 percent represents the amount of the loan portfolio that is supported by other funding sources. The ratio was 105 percent at June 30, 2009 compared to 118 percent at December 31, 2008.

We maintain liquidity policies and contingency funding plans that outline our responses to liquidity stress events at various levels of severity. These plans include the potential funding strategies and communication procedures that we will implement in the event of stressed liquidity conditions. We periodically review and test the contingency funding sources to validate and assess readiness. In addition, we retain access to contingency funding through the Federal Reserve discount window and the Federal Home Loan Banks by ensuring a pool of eligible unencumbered loan collateral is available for pledging.

Market Conditions

The financial market disruptions that began in 2007 continued to impact the global economy and financial services industry in 2009. In response to these market conditions we have taken several steps to maintain and enhance liquidity. During the six months ended June 30, 2009, our cash and cash equivalents increased to $140.4 billion, up $107.5 billion from December 31, 2008. Our primary banking subsidiary, Bank of America, N.A., continues to maintain historically high levels of cash with the Federal Reserve each day.

The U.S. government and regulatory agencies have introduced various programs to stabilize and provide liquidity to the U.S. financial markets. We have participated in certain initiatives. During the second quarter we repaid the majority of our secured borrowings under these programs and reduced our issuance activity under the FDIC’s TLGP. The TLGP allows us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. During the first three months of 2009, we issued $21.9 billion of FDIC-guaranteed senior unsecured long-term debt. The associated FDIC fee for these issuances was $554 million which is amortized into expense over the stated term of the debt. Under this program, our debt received the highest long-term ratings from the major credit rating agencies, which resulted in a lower total cost of issuance than if we issued non-FDIC guaranteed long-term debt. Credit market conditions improved during the second quarter and we issued over $8 billion of long-term senior unsecured debt. These issuances were not FDIC guaranteed.

For further information regarding the U.S. government and regulatory agency programs see Regulatory Initiatives beginning on page 3 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

In addition, starting late in the third quarter of 2008 and continuing into the first quarter of 2009, liquidity for asset-backed securitizations became disrupted and spreads rose to historic highs, negatively impacting our credit card securitization programs. Beginning in March 2009 conditions started to improve with spreads narrowing and liquidity returning to the marketplace. Approximately $19.5 billion of debt issued through our U.S. credit card securitizations trust will mature in the upcoming 12 months. The U.S. credit card securitization trust had approximately $89.0 billion in outstanding securitized loans at June 30, 2009 and the trust average excess spread was 4.18 percent for the three months ended June 30, 2009. Because the three month average excess spread was less than 4.50 percent, as defined in the trust documents, approximately $1.0 billion of trust cash was required to be held on deposit with a trustee, for the benefit of Class C investors. The funding of this account did not have a material impact to the Corporation’s liquidity position. If the three month average excess spread were to decline to zero percent, the trust would enter into early amortization, repayment of the debt issued through our credit card securitizations would be accelerated and the Corporation would have to fund all future credit card loan advances on-balance sheet. This could adversely impact the Corporation’s liquidity and capital.

As specifically permitted by the terms of the transaction documents, and in an effort to address the recent decline in the excess spread due to the performance of the underlying credit card receivables in the U.S. credit card securitization trust, an additional subordinated security totaling approximately $7.8 billion was issued by the trust to the Corporation in the first quarter of 2009. The current carrying value of the security is $7.4 billion. This security provides additional credit enhancement to the trust’s investors. In addition, as set forth in transaction documents, the Corporation allocated a percentage of new receivables into the trust that, when collected, will be deemed finance charges, which is expected to increase the yield in the trust. For regulatory capital purposes these actions represent support for the trusts and resulted in an increase to our Tier 1 risk-weighted assets of approximately $73.0 billion at June 30, 2009. These actions did not have a significant impact on the Corporation’s results of operations.

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

On March 3, 2009, Standard & Poor’s downgraded Bank of America Corporation’s senior long-term debt rating from A+ to A and those of its major banking subsidiaries from AA- to A+. On March 25, 2009, Moody’s Investors Service downgraded Bank of America Corporation’s senior long-term debt rating from A1 to A2 and that of Bank of America, N.A. from Aa2 to Aa3. All three major rating agencies also downgraded Bank of America Corporation’s preferred stock and trust preferred securities during the first quarter of 2009. On May 4, 2009, Standard & Poor’s placed Bank of America Corporation’s ratings on CreditWatch with negative implications and further downgraded its preferred stock rating to B. On May 8, 2009, Standard & Poor’s affirmed Bank of America Corporation’s existing ratings and moved them to stable outlook from CreditWatch with negative implications.

A further reduction in these ratings or the ratings of certain asset-backed securitizations could have an adverse effect on our access to credit markets and the related cost of funds. If Bank of America Corporation or Bank of America, N.A. commercial paper or short-term credit ratings were downgraded by one level, our incremental cost of funds and potential lost funding may be material.

The credit ratings of Bank of America Corporation and Bank of America, N.A. as of August 7, 2009 are reflected in the table below.

  Table 12

  Credit Ratings

	Bank of America Corporation					Bank of America, N.A.
	Commercial Paper	Senior Debt	Subordinated Debt	Trust Preferred	Preferred Stock	Short-term Borrowings	Long- term Debt	Outlook for Long-term Debt Ratings
Moody’s Investors Service	P-1	A2	A3	Baa3	B3	P-1	Aa3	Stable

Standard & Poor’s	A-1	A	A-	B	B	A-1	A+	Stable

Fitch Ratings	F1+	A+	A	BB-	B	F1+	A+	Stable

Regulatory Capital

At June 30, 2009, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and FIA Card Services, N.A. In addition, with the acquisition of Merrill Lynch on January 1, 2009, we acquired Merrill Lynch Bank USA and Merrill Lynch Bank & Trust Co., FSB. Effective April 27, 2009, Countrywide Bank, FSB converted to a national bank with the name Countrywide Bank, N.A. and immediately thereafter merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. In addition, effective July 1, 2009, Merrill Lynch Bank USA merged into Bank of America, N.A, with Bank of America, N.A. as the surviving entity.

To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 Leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 Leverage ratio of four percent. National banks must maintain a Tier 1 Leverage ratio of at least five percent to be classified as “well-capitalized.” At June 30, 2009, the Corporation’s Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 11.93 percent, 15.99 percent, and 8.21 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.

Certain corporate sponsored trust companies which issue trust preferred securities (Trust Securities) are not consolidated pursuant to FIN 46R. In accordance with FRB guidance, the FRB allows Trust Securities to qualify as Tier 1 Capital with revised quantitative limits that will be effective on March 31, 2011. As a result, we include Trust Securities in Tier 1 Capital. Such limits restrict certain types of capital to 15 percent of total core capital elements for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At June 30, 2009, the Corporation’s restricted core capital elements comprised 10 percent of total core capital elements.

  Table 13

  Regulatory Capital (1)

	June 30, 2009			December 31, 2008
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (2)	Ratio	Amount	Required (2)

Risk-based capital

Tier 1 Common

Bank of America Corporation	6.90%	$110,383	n/a	4.80%	$63,339	n/a

Tier 1

Bank of America Corporation	11.93	190,874	$63,983	9.15	120,814	$52,833

Bank of America, N.A.	9.39	100,802	42,951	8.51	88,979	41,818

FIA Card Services, N.A.	11.72	23,583	8,050	13.90	19,573	5,632

Total

Bank of America Corporation	15.99	255,701	127,966	13.00	171,661	105,666

Bank of America, N.A.	12.92	138,688	85,901	11.71	122,392	83,635

FIA Card Services, N.A.	13.58	27,332	16,101	16.25	22,875	11,264

Tier 1 Leverage

Bank of America Corporation	8.21	190,874	92,948	6.44	120,814	56,155

Bank of America, N.A.	6.69	100,802	60,247	5.94	88,979	44,944

FIA Card Services, N.A.	18.94	23,583	4,979	14.28	19,573	4,113

(1)

Effective April 27, 2009, Countrywide Bank, FSB converted to a national bank with the name Countrywide Bank, N.A. and immediately thereafter merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

(2)	Dollar amount required to meet guidelines for adequately capitalized institutions.

n/a	= not applicable

Table 14 reconciles the Corporation’s total shareholders’ equity to Tier 1 Common, Tier 1 Capital and Total Capital as defined by the regulations issued by the FRB, the FDIC, the OCC and the OTS at June 30, 2009 and December 31, 2008.

    Table 14

    Reconciliation of Tier 1 Common Capital, Tier 1 Capital and Total Capital

(Dollars in millions)	June 30 2009	December 31 2008

Total common shareholders’ equity	$196,492	$139,351

Goodwill	(86,246)	(81,934)

Nonqualifying intangible assets (1)	(9,172)	(4,195)

Effect of net unrealized losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	6,056	5,479

Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	4,366	4,642

Exclusion of fair value adjustment related to the Merrill Lynch structured notes (2)	(817)	-

Other	(296)	(4)

Total Tier 1 Common Capital	110,383	63,339

Preferred stock	58,660	37,701

Trust securities	19,949	18,105

Minority interest	1,882	1,669

Total Tier 1 Capital	190,874	120,814

Long-term debt qualifying as Tier 2 Capital	43,042	31,312

Allowance for loan and lease losses	33,785	23,071

Reserve for unfunded lending commitments	1,992	421

Other (3)	(13,992)	(3,957)

Total Capital	$255,701	$171,661

(1)	Nonqualifying intangible assets of the Corporation are comprised of certain core deposit intangibles, affinity relationships, customer relationships and other intangibles.

(2)	Represents loss on Merrill Lynch structured notes, net-of-tax, that is excluded from Tier 1 Common, Tier 1 Capital and Total Capital for regulatory purposes.

(3)

At June 30, 2009 and December 31, 2008, the balance includes a reduction of $14.0 billion and $6.7 billion related to allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets. In addition, at December 31, 2008, the balance includes 45 percent of the pre-tax fair value adjustment of $3.5 billion related to the Corporation’s stock investment in CCB.

The Corporation calculates Tier 1 Common Capital as Tier 1 Capital less preferred stock, trust preferred securities, hybrid securities and minority interest. Tier 1 Common Capital increased $47.0 billion to $110.4 billion at June 30, 2009 compared to December 31, 2008. The Tier 1 Common Capital ratio increased 210 bps to 6.90 percent. This increase was predominantly driven by the second quarter at-the-market common stock issuance and the preferred to common stock exchanges which represented a benefit of 185 bps to the Tier 1 Common ratio. In addition, Tier 1 Common Capital benefited from the common stock that was issued in connection with the Merrill Lynch acquisition. The increase in the Tier 1 Common Capital ratio was partially offset by an increase in risk weighted assets due to the Merrill Lynch acquisition.

As part of the CAP, we, as well as several other large financial institutions, are subject to the SCAP conducted by the federal regulators. The objective of the SCAP is to assess losses that could occur under certain economic scenarios, including economic conditions more severe than we currently anticipate. As a result of the SCAP, in May 2009 federal regulators determined that the Corporation required an additional $33.9 billion of Tier 1 common capital to sustain the most severe economic circumstances assuming a more prolonged and deeper recession over the next two years than both private and government economists currently project. As of June 30, 2009, the Corporation raised, including expected reductions in preferred dividends and related deferred tax disallowances, approximately $39.7 billion in common capital which significantly exceeded the SCAP buffer. For more information on this capital raise, see Regulatory Initiatives beginning on page 92.

Common Share Issuances and Repurchases

In January 2009, the Corporation issued 1.4 billion shares of common stock in connection with its acquisition of Merrill Lynch. For additional information regarding the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity. In addition, during the first quarter of 2009, the Corporation issued warrants to purchase approximately 199.1 million shares of common stock in connection with preferred stock issuances to the U.S. government. For more information, see the following preferred stock discussion. During the second quarter of 2009, the Corporation issued 1.25 billion shares of its common stock at an average price of $10.77 per share through an at-the-market issuance program resulting in gross proceeds of approximately $13.5 billion.

We may repurchase shares, subject to certain restrictions including those imposed by the U.S. government in connection with its preferred stock investments in the Corporation, from time to time, in the open market or in private transactions through our approved repurchase programs. For the six months ended June 30, 2009, the Corporation did not repurchase any shares of common stock and issued 1.4 billion shares of common stock in connection with the Merrill Lynch acquisition. In addition, we issued approximately 8.6 million shares under employee stock plans. For more information regarding our common share issuances, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements and for more information on restrictions on repurchases, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Common Stock Dividends

The following table is a summary of our regular quarterly cash dividends on common stock as of August 7, 2009. The declaration of common stock dividends is subject to restrictions that are described in detail in Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

    Table 15

    Common Stock Dividend Summary

Declaration Date	Record Date	Payment Date	Dividend Per Share

July 21, 2009	September 4, 2009	September 25, 2009	$0.01

April 29, 2009	June 5, 2009	June 26, 2009	0.01

January 16, 2009	March 6, 2009	March 27, 2009	0.01

Preferred Stock Issuances and Exchanges

In January 2009, in connection with the TARP Capital Purchase Program and with the Merrill Lynch acquisition the Corporation issued 400 thousand shares of Series Q Preferred Stock and related warrants for cash proceeds of $10.0 billion of which $9.0 billion was allocated to preferred stock and $1.0 billion to the warrants on a relative fair value basis. Also in January 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of 800 thousand shares of Series R Preferred Stock and related warrants for cash proceeds of $20.0 billion of which $17.8 billion was allocated to preferred stock and $2.2 billion to the warrants on a relative fair value basis. The discount on the Series Q and R Preferred Stock will be accreted and recognized in retained earnings as a non-cash dividend which impacts diluted EPS, with a corresponding increase in the carrying value of the preferred stock, over a period of five years and 10 years, respectively. For fair valuing of the stock warrants the Corporation utilized a Black-Scholes option model.

On January 1, 2009, as part of the acquisition of Merrill Lynch, the Corporation exchanged $8.6 billion of Merrill Lynch preferred stock for Bank of America preferred stock with substantially similar terms. For additional information on the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements and for more information on the issuance of preferred stock, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements. Under the TARP, dividend payments on, and repurchases of, our outstanding preferred stock are subject to certain restrictions. For more information on these restrictions, see Note 14 –

Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

During the three months ended June 30, 2009, the Corporation completed an offer to exchange up to approximately 200 million shares of common stock at an average price of $12.7048 for outstanding depositary shares of portions of certain series of preferred stock. In addition, the Corporation also entered into agreements with certain holders of other non-government perpetual preferred shares to exchange their holdings of approximately $10.9 billion aggregate liquidation preference of perpetual preferred stock into approximately 800 million shares of common stock. In total, the exchange offer and these privately negotiated exchanges cover the exchange of approximately $14.8 billion aggregate liquidation preference of perpetual preferred stock into approximately 1.0 billion shares of common stock. During the three months ended June 30, 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to these exchanges. This represents the net of a $2.6 billion benefit due to the excess of the carrying value of the Corporation’s non-convertible preferred stock over the fair value of the common stock exchanged. This was partially offset by a $2.0 billion inducement to convertible preferred shareholders. The inducement represented the excess of the fair value of the common stock exchanged, which was accounted for as an induced conversion of convertible preferred stock, over the fair value of the common stock that would have been issued under the original conversion terms. For additional information on our preferred stock, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Preferred Stock Dividends

The following table is a summary of our most recent cash dividend declarations on preferred stock as of August 7, 2009.

  Table 16

  Preferred Stock Cash Dividend Summary

Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	July 21, 2009	October 9, 2009	October 23, 2009	7.00%	$1.75
Series D (2)	$661	July 2, 2009	August 31, 2009	September 14, 2009	6.204%	$0.38775
Series E (2)	$487	July 2, 2009	July 31, 2009	August 17, 2009	Floating	$0.25556
Series H (2)	$2,862	July 2, 2009	July 15, 2009	August 3, 2009	8.20%	$0.51250
Series I (2)	$365	July 2, 2009	September 15, 2009	October 1, 2009	6.625%	$0.41406
Series J (2)	$978	July 2, 2009	July 15, 2009	August 3, 2009	7.25%	$0.45312
Series K (3, 4)	$1,668	July 2, 2009	July 15, 2009	July 30, 2009	Fixed-to-Floating	$40.00
Series L	$3,349	June 19, 2009	July 1, 2009	July 30, 2009	7.25%	$18.125
Series M (3, 4)	$1,434	April 3, 2009	April 30, 2009	May 15, 2009	Fixed-to-Floating	$40.625
Series N (1)	$15,000	July 2, 2009	July 31, 2009	August 17, 2009	5.00%	$312.50
Series Q (1)	$10,000	July 2, 2009	July 31, 2009	August 17, 2009	5.00%	$312.50
Series R (1)	$20,000	July 2, 2009	July 31, 2009	August 17, 2009	8.00%	$500.00
Series 1 (5)	$146	July 2, 2009	August 15, 2009	August 28, 2009	Floating	$0.19167
Series 2 (5)	$526	July 2, 2009	August 15, 2009	August 28, 2009	Floating	$0.19167
Series 3 (5)	$670	July 2, 2009	August 15, 2009	August 28, 2009	6.375%	$0.39843
Series 4 (5)	$389	July 2, 2009	August 15, 2009	August 28, 2009	Floating	$0.25556
Series 5 (5)	$606	July 2, 2009	August 1, 2009	August 21, 2009	Floating	$0.25556
Series 6 (6)	$65	July 2, 2009	September 15, 2009	September 30, 2009	6.70%	$0.41875
Series 7 (6)	$17	July 2, 2009	September 15, 2009	September 30, 2009	6.25%	$0.39062
Series 8 (5)	$2,673	July 2, 2009	August 15, 2009	August 28, 2009	8.625%	$0.53906
Series 2 (MC) (7)	$1,200	July 2, 2009	August 15, 2009	August 28, 2009	9.00%	$2,250.00
Series 3 (MC) (7)	$500	July 2, 2009	August 15, 2009	August 28, 2009	9.00%	$2,250.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing 1/40th interest in a share of preferred stock.

(7)	Represents preferred stock of Merrill Lynch Co., Inc. which is mandatorily convertible on October 15, 2010, but optionally convertible prior to that date.

Declaration of preferred stock dividends results in a decrease in net income available to common shareholders in the quarter such dividends are declared. Preferred stock dividends may be declared from time to time by the Board (or a designated committee of the Board). The terms of the outstanding series of preferred stock provide for dividends on a quarterly or semi-annual basis should the Board declare any such dividends. During the first and second quarters of 2009, the aggregate dividends on preferred stock declared were $1.0 billion and $1.2 billion, including $145 million and $144 million related to preferred stock exchanged or remaining outstanding as part of the Merrill Lynch acquisition. The Corporation estimates that the potential aggregate dividends in the third quarter of 2009, subject to the Board’s future declaration and assuming no conversion of convertible shares, are $1.1 billion.

Credit Risk Management

The economic recession accelerated in late 2008 and continued to deepen in the first half of 2009. Consumers experienced high levels of stress from higher unemployment and underemployment as well as further declines in home prices. These factors combined with further reductions in spending by consumers and businesses and continued turmoil in the financial markets also negatively impacted the commercial loan portfolio. These conditions drove increases in consumer and commercial net charge-offs, and nonperforming assets as well as higher commercial criticized utilized exposure and reserve increases across most portfolios during the six months ended June 30, 2009. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of our portfolios remain unclear. However, we expect continued market turbulence and economic uncertainty to continue throughout 2009. For more information regarding Credit Risk Management, please refer to the Credit Risk Management discussion beginning on page 44 in the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

We continue to refine our credit standards to meet the changing economic environment. In our consumer businesses we have implemented a number of initiatives to mitigate losses. These include increased use of judgmental lending and adjustment of underwriting and account and line management standards and strategies, including reducing unfunded lines where appropriate. Additionally, we have increased collections, loan modification and customer assistance infrastructures to enhance customer support. To help homeowners avoid foreclosure, Bank of America has provided rate relief or agreed to other modifications with approximately 150,000 customers during the first six months of 2009, compared with more than 230,000 for all of 2008 for Bank of America and Countrywide. In addition, approximately 80,000 Bank of America customers are already in a trial period modification or were in the process of responding to an offer under the MHA program through mid-July. The majority of these home retention solutions were extended as part of a broader initiative to offer modifications for approximately $100 billion in mortgage financing for up to 630,000 borrowers over the next several years.

To mitigate losses in the commercial businesses, we have increased the frequency and intensity of portfolio monitoring, hedging activity and our efforts in managing the exposure when we begin to see signs of deterioration. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. It is our practice to transfer the management of deteriorating commercial exposures to independent Special Asset officers as a credit approaches criticized levels. Our experience has shown that this discipline generates an objective assessment of the borrower’s financial health and the value of our exposure and maximizes our recovery upon resolution. As part of our underwriting process we have increased scrutiny around stress analysis and required pricing and structure to reflect current market dynamics. Given the volatility of the financial markets, we increased the frequency of various tests designed to understand what the volatility could mean to our underlying credit risk. Given the single name risk associated with the problems in the financial markets, we use a real-time counterparty event management process to monitor key counterparties.

Additionally, we account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed our single name credit risk concentration guidelines at fair value in accordance with SFAS 159. These loans and loan commitments are then actively managed and hedged, principally by purchasing credit default protection. By including the credit risk of the borrower in the fair value adjustments, any credit spread deterioration or improvement is recorded in other income immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in any nonperforming or impaired loans and unfunded commitments carried at fair value. See the Commercial Loans Measured at Fair Value section on page 176 for more information on the performance of these loans and loan commitments and see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on our SFAS 159 elections.

A number of initiatives have also been implemented in our small business commercial – domestic portfolio including changes to underwriting thresholds, augmented by a judgmental decision making process by experienced underwriters including increasing minimum FICO scores and lowering initial line assignments. We have also increased the intensity of our existing customer line management strategies.

The acquisition of Merrill Lynch contributed to both our consumer and commercial loans and commitments. Acquired consumer loans consist of residential mortgages, home equity loans and lines of credit and direct/indirect loans (principally securities-based lending margin loans). Commercial exposures were comprised of both investment and non-investment grade loans and include exposures to CMBS, monolines and leveraged finance. Consistent with other acquisitions, we incorporated the acquired assets into our overall credit risk management processes and have enhanced disclosures where appropriate.

Consumer Portfolio Credit Risk Management

For information on our consumer credit risk management practices as well as our accounting policies regarding delinquencies, nonperforming status and charge-offs for the consumer portfolio, see Consumer Portfolio Credit Risk Management beginning on page 45 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009 as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements, filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Consumer Credit Portfolio

Overall, consumer credit quality indicators continued to deteriorate during the three and six months ended June 30, 2009 as our customers continued to be negatively impacted by the weak economy. Ongoing weakness and uncertainty in the housing markets, rising unemployment and underemployment, and tighter credit conditions resulted in rising credit risk across most of our consumer portfolios. As part of our ongoing risk mitigation and consumer client support initiatives, we have been working with borrowers to modify their loans to terms that better align with their current ability to pay. Under certain circumstances, we identify these as troubled debt restructurings (TDRs) which are modifications where an economic concession has been granted to the borrower. For more information on TDRs and their respective portfolios, please refer to the discussion in Nonperforming Consumer Assets Activity beginning on page 167 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 17 presents our consumer loans and leases and our managed credit card portfolio, and related credit quality information. Loans that were acquired from Countrywide that were considered impaired were written down to fair value at acquisition in accordance with SOP 03-3. In addition to being included in the “Outstandings” column in the following table, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “Countrywide SOP 03-3 Portfolio” column. The impact of the Countrywide portfolio on certain credit statistics is reported where appropriate. Refer to the Countrywide SOP 03-3 portfolio discussion beginning on page 161 for more information.

Loans that were acquired from Merrill Lynch were written down to fair value along with those that were considered impaired in accordance with SOP 03-3. The portion of the acquired Merrill Lynch consumer portfolio accounted for under SOP 03-3 did not materially alter the reported credit quality statistics of the consumer portfolios and is therefore excluded from the “Countrywide SOP 03-3 Portfolio” column and discussion that follows. In addition, the nonperforming loans and delinquency statistics presented below include the Merrill Lynch SOP 03-3 portfolio based on the customer’s performance under the contractual terms of the loan even though the portfolio is accounted for under SOP 03-3. At June 30, 2009, Merrill Lynch added $43.0 billion of consumer loans to the outstanding portfolio of which $2.1 billion of residential mortgage and $155 million of home equity loans were accounted for under SOP 03-3. There were no reported net charge-offs during the three and six months ended June 30, 2009 on these loans as the initial fair value at acquisition date would have already considered the estimated credit losses on these loans.

Table 17
Consumer Loans and Leases
	Outstandings		Nonperforming (1, 2, 3)		Accruing Past Due 90 Days or More (3, 4)		Countrywide SOP 03-3 Portfolio (5)
(Dollars in millions)	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008
Held basis
Residential mortgage (6)	$245,967	$248,063	$13,615	$7,057	$447	$372	$10,412	$10,013
Home equity	155,058	152,483	3,826	2,637	—	—	13,774	14,099
Discontinued real estate (7)	17,490	19,981	181	77	—	—	15,386	18,097
Credit card – domestic	48,948	64,128	n/a	n/a	2,356	2,197	n/a	n/a
Credit card – foreign	20,429	17,146	n/a	n/a	538	368	n/a	n/a
Direct/Indirect consumer (8)	99,154	83,436	57	26	1,636	1,370	n/a	n/a
Other consumer (9)	3,390	3,442	93	91	3	4	n/a	n/a
Total held	$590,436	$588,679	$17,772	$9,888	$4,980	$4,311	$39,572	$42,209
Supplemental managed basis data
Credit card – domestic	$139,307	$154,151	n/a	n/a	$6,223	$5,033	n/a	n/a
Credit card – foreign	30,508	28,083	n/a	n/a	934	717	n/a	n/a
Total credit card – managed	$169,815	$182,234	n/a	n/a	$7,157	$5,750	n/a	n/a

(1)

The definition of nonperforming does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming held consumer loans and leases as a percentage of outstanding consumer loans and leases were 3.01 percent (3.23 percent excluding the Countrywide SOP 03-3 portfolio) and 1.68 percent (1.81 percent excluding the Countrywide SOP 03-3 portfolio) at June 30, 2009 and December 31, 2008.

(3)

Balances do not include Countrywide loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)

Accruing held consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 0.84 percent (0.90 percent excluding the Countrywide SOP 03-3 portfolio) and 0.73 percent (0.79 percent excluding the Countrywide SOP 03-3 portfolio) at June 30, 2009 and December 31, 2008.

(5)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. These amounts are included in the Outstandings column in this table.

(6)	Includes foreign residential mortgages of $710 million at June 30, 2009 from the Merrill Lynch acquisition. We did not have any foreign residential mortgage loans at December 31, 2008.

(7)	Discontinued real estate includes pay option loans and subprime loans obtained in connection with the acquisition of Countrywide. The Corporation no longer originates these products.

(8)	Outstandings include foreign consumer loans of $7.7 billion and $1.8 billion at June 30, 2009 and December 31, 2008.

(9)	Outstandings include consumer finance loans of $2.4 billion and $2.6 billion, and other foreign consumer loans of $721 million and $618 million at June 30, 2009 and December 31, 2008.
n/a = not applicable

Table 18 presents net charge-offs and related ratios for our consumer loans and leases and net losses and related ratios for our managed credit card portfolio for the three and six months ended June 30, 2009 and 2008. The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate benefit from the addition of the Countrywide SOP 03-3 portfolios as the initial fair value adjustments recorded on those loans at acquisition would have already included the estimated credit losses. The reported net charge-offs for residential mortgage do not include the benefits of amounts reimbursable under cash collateralized synthetic securitizations. Adjusting for the benefit of this credit protection, the residential mortgage net charge-off ratio for the three and six months ended June 30, 2009 would have been reduced by 34 bps and 29 bps.

Table 18
Consumer Net Charge-offs/Net Losses and Related Ratios
	Net Charge-offs/Losses				Net Charge-off/Loss Ratios (1, 2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Held basis
Residential mortgage	$1,085	$151	$1,870	$217	1.72%	0.24%	1.45%	0.17%
Home equity	1,839	923	3,520	1,419	4.71	3.09	4.50	2.41
Discontinued real estate	35	n/a	50	n/a	0.76	n/a	0.53	n/a
Credit card – domestic	1,788	976	3,214	1,823	13.87	6.36	11.72	5.87
Credit card – foreign	276	132	462	241	5.88	3.21	5.22	3.05
Direct/Indirect consumer	1,475	660	2,724	1,215	5.90	3.22	5.46	3.03
Other consumer	99	83	196	169	11.93	8.47	11.80	8.54

Total held	$6,597	$2,925	$12,036	$5,084	4.39	2.17	3.96	1.88

Supplemental managed basis data
Credit card – domestic	$4,530	$2,414	$7,951	$4,482	12.69	6.36	10.91	5.92
Credit card – foreign	517	337	890	641	7.06	4.11	6.29	3.97

Total credit card – managed	$5,047	$2,751	$8,841	$5,123	11.73	5.96	10.16	5.58

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(2)

Net charge-off ratios excluding the Countrywide SOP 03-3 portfolio were 1.79 percent and 1.51 percent for residential mortgage, 5.17 percent and 4.94 percent for home equity, 7.81 percent and 5.43 percent for discontinued real estate, and 4.71 percent and 4.24 percent for the total held portfolio for the three and six months ended June 30, 2009, respectively. These are the only product classifications materially impacted by the SOP 03-3 portfolio for the three and six months ended June 30, 2009. For these loan and lease categories the dollar amounts of the net charge-offs were unchanged.

n/a	= not applicable

In certain cases, the inclusion of the Countrywide SOP 03-3 portfolio, which was written down to fair value at acquisition, may impact portfolio credit statistics and trends. We believe that the presentation of information adjusted to exclude the impacts of the Countrywide SOP 03-3 portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the discussions below of the residential mortgage, home equity and discontinued real estate portfolios, we supplement certain reported statistics with information that is adjusted to exclude the impacts of the Countrywide SOP 03-3 portfolio. In addition, beginning on page 161, we separately disclose information on the Countrywide SOP 03-3 portfolio.

Residential Mortgage

The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 42 percent of consumer loans and leases (43 percent excluding the Countrywide SOP 03-3 portfolio) at June 30, 2009. Approximately 15 percent of the residential portfolio is in GWIM and represents residential mortgages that were originated for the home purchase and refinancing needs of our affluent customers. The remaining portion of the portfolio is mostly in All Other, and is comprised of both purchased loans as well as residential loans originated for our customers which are used in our overall ALM activities.

Outstanding loans and leases decreased $2.1 billion at June 30, 2009 compared to December 31, 2008 due to lower balance sheet retention of new originations, paydowns, charge-offs as well as sales and conversions of loans into retained mortgage-backed securities which were offset in part by the acquisition of Merrill Lynch. At June 30, 2009 and December 31, 2008, loans past due 90 days or more and still accruing interest of $447 million and $372 million were related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.

Nonperforming balances increased $6.6 billion compared to December 31, 2008 due to the impacts of the weak housing markets and economic conditions and in part due to TDRs. For more information on TDRs refer to Nonperforming Consumer Assets Activity discussion on page 167 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. Net charge-offs increased $934 million to $1.1 billion for the three months ended June 30, 2009, or 1.72 percent of total average residential mortgage loans compared to 0.24 percent for the same period in 2008. Net charge-offs increased $1.7 billion to $1.9 billion for the six months ended June 30, 2009, or 1.45 percent of total average residential mortgage loans compared to 0.17 percent for the same period in 2008. These increases were reflective of the impacts of the weak housing markets, including declining home prices, and the weak economy. See page 161 for more information on the Countrywide SOP 03-3 residential mortgage portfolio.

We mitigate a portion of our credit risk through cash collateralized synthetic securitizations which provide mezzanine risk protection and are designed to reimburse us in the event that losses exceed 10 bps of the original pool balance. As of June 30, 2009 and December 31, 2008, $93.2 billion and $109.3 billion of mortgage loans were protected by these agreements. The decrease in these credit protected pools was due to approximately $5.2 billion in loan sales and securitizations as well as slightly higher payment rates during the six months ended June 30, 2009. During the three and six months ended June 30, 2009, $248 million and $636 million was recognized in other income for amounts that will be reimbursed under these structures. As of June 30, 2009, we had a receivable of $1.1 billion from these structures for reimbursement of losses. In addition, we have entered into credit protection agreements with government sponsored enterprises (GSEs) on $3.9 billion and $9.6 billion as of June 30, 2009 and December 31, 2008, providing full protection on conforming residential mortgage loans that become severely delinquent. The decrease in the GSE protected pool is primarily due to $4.7 billion of loan sales during the first six months of 2009. Combined, these structures provided risk mitigation for approximately 39 percent and 48 percent of our residential mortgage portfolio at June 30, 2009 and December 31, 2008. Our regulatory risk-weighted assets are reduced as a result of these risk protection transactions because we transferred a portion of our credit risk to unaffiliated parties. At June 30, 2009 and December 31, 2008, these transactions had the cumulative effect of reducing our risk-weighted assets by $21.7 billion and $34.0 billion, and strengthened our Tier 1 Capital ratio at June 30, 2009 and December 31, 2008 by 16 bps and 24 bps.

Excluding the Countrywide SOP 03-3 portfolio, residential mortgage loans with greater than 90 percent refreshed LTV represented 34 percent of the portfolio and those loans with refreshed FICO lower than 620 represented 11 percent of the portfolio. In addition, residential mortgage loans to borrowers in the state of California represented 37 percent and 36 percent of total residential mortgage loans at June 30, 2009 and December 31, 2008. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of the total residential mortgage portfolio at both June 30, 2009 and December 31, 2008. In addition, residential mortgage loans to borrowers in the state of Florida represented seven percent of the total residential mortgage portfolio at both June 30, 2009 and December 31, 2008. California and Florida combined represented 44 percent of the total residential mortgage portfolio and 49 percent of nonperforming residential mortgage loans at June 30, 2009, but accounted for 61 percent and 60 percent of the residential mortgage net charge-offs for the three and six months ended June 30, 2009. Additionally, 46 percent and 32 percent of loans in California and Florida are in reference pools of synthetic securitizations, as described above, which provide mezzanine risk protection. Total credit risk on two percent of our mortgage loans in Florida has been mitigated through the purchase of protection from GSEs. The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio.

    Table 19

    Residential Mortgage State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	June 30 2009	December 31 2008	June 30 2009	December 31 2008	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2009	2008	2009	2008
California	$87,930	$84,847	$4,853	$2,028	$464	$59	$794	$81
New York	16,959	15,539	519	255	12	2	21	3
Florida	15,844	15,787	1,792	1,012	194	30	328	38
Texas	10,568	10,804	418	315	17	5	28	9
Virginia	8,845	9,696	399	229	24	6	47	8
Other U.S./Foreign	95,409	101,377	5,634	3,218	374	49	652	78
Total residential mortgage loans (excluding Countrywide SOP 03-3 loans)	$235,555	$238,050	$13,615	$7,057	$1,085	$151	$1,870	$217
Total Countrywide SOP 03-3 residential mortgage loans (1)	10,412	10,013
Total residential mortgage loans	$245,967	$248,063

(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See page 161 for the discussion of the characteristics of the SOP 03-3 loans.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At June 30, 2009, our CRA portfolio comprised seven percent of the total ending residential mortgage loan balances but comprised 18 percent of nonperforming residential mortgage loans. This portfolio also comprised 21 percent and 22 percent of residential mortgage net charge-offs during the three and six months ended June 30, 2009. While approximately 39 percent of our overall residential mortgage portfolio carries risk mitigation protection, only a small portion of our CRA portfolio is covered by this protection.

Home Equity

At June 30, 2009, approximately 83 percent of the home equity portfolio was included in Home Loans & Insurance, while the remainder of the portfolio was primarily in GWIM. Outstanding home equity loans increased $2.6 billion at June 30, 2009 compared to December 31, 2008 due to the acquisition of Merrill Lynch offset in part by reductions in the legacy portfolio. See page 161 for information on the Countrywide SOP 03-3 home equity portfolio.

Home equity unused lines of credit totaled approximately $100.3 billion at June 30, 2009 compared to $107.4 billion at December 31, 2008. The decrease was driven primarily by higher account utilization due to draws on existing lines as well as line management initiatives on deteriorating accounts with declining equity positions partially offset by the Merrill Lynch acquisition. The home equity utilization rate was 55 percent at June 30, 2009 compared to 52 percent at December 31, 2008.

Nonperforming home equity loans increased $1.2 billion to $3.8 billion compared to December 31, 2008 due in part to TDRs. For more information on TDRs refer to the Nonperforming Consumer Assets Activity discussion on page 167 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. Net charge-offs increased $916 million to $1.8 billion for the three months ended June 30, 2009 or 4.71 percent (5.17 percent excluding the Countrywide SOP 03-3 portfolio) of total average home equity loans compared to 3.09 percent for the same period in 2008. Net charge-offs increased $2.1 billion to $3.5 billion for the six months ended June 30, 2009 or 4.50 percent (4.94 percent excluding the Countrywide SOP 03-3 portfolio) of total average home equity loans compared to 2.41 percent for the same period in 2008. These increases were driven by continued weakness in the housing markets and the economy. Additionally, the increase was driven by high refreshed CLTV loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced and in some cases eliminated all collateral value after consideration of the first lien position. This drove more severe charge-offs as borrowers defaulted.

Excluding the Countrywide SOP 03-3 portfolio, home equity loans with greater than 90 percent refreshed CLTV comprised 50 percent of the home equity portfolio at June 30, 2009, and represented 85 percent of net charge-offs for both the three and six months ended June 30, 2009. In addition, loans with a refreshed FICO lower than 620 represented 12 percent of the home equity loans at June 30, 2009. The 2006 vintage loans, which represent 24 percent of our home equity portfolio, continue to season and have a higher refreshed CLTV and accounted for approximately 36 percent and 37 percent of net charge-offs for the three and six months ended June 30, 2009. The portfolio’s 2007 vintages, which represent 25 percent of the portfolio, are showing similar asset quality characteristics as the 2006 vintages and accounted for 37 percent and 36 percent of net charge-offs for the three and six months ended June 30, 2009. Additionally, legacy Bank of America discontinued the program of purchasing non-franchise originated loans in the second quarter of 2007. These purchased loans represented only two percent of the portfolio but accounted for 10 percent and 12 percent of net charge-offs for the three and six months ended June 30, 2009.

Excluding the Countrywide SOP 03-3 portfolio, our home equity loan portfolio in the states of California and Florida represented in aggregate 41 percent and 40 percent of outstanding home equity loans at June 30, 2009 and December 31, 2008. These states accounted for $2.1 billion, or 55 percent, of nonperforming home equity loans at June 30, 2009. In addition, these states represented 61 percent of the home equity net charge-offs for both the three and six months ended June 30, 2009. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at June 30, 2009 but comprised only six percent and five percent of net charge-offs for the three and six months ended June 30, 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at June 30, 2009 and 12 percent of net charge-offs for both the three and six months ended June 30, 2009. The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity portfolio.

    Table 20

    Home Equity State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	June 30 2009	December 31 2008	June 30 2009	December 31 2008	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2009	2008	2009	2008
California	$39,884	$38,015	$1,320	$857	$690	$390	$1,322	$604
Florida	17,737	17,893	798	597	424	193	825	287
New Jersey	9,119	8,929	199	126	52	31	107	45
New York	9,079	8,602	272	176	70	32	118	46
Massachusetts	6,376	6,008	69	48	25	17	47	27
Other U.S./Foreign	59,089	58,937	1,168	833	578	260	1,101	410
Total home equity loans (excluding Countrywide SOP 03-3 loans)	$141,284	$138,384	$3,826	$2,637	$1,839	$923	$3,520	$1,419
Total Countrywide SOP 03-3 home equity loans (1)	13,774	14,099
Total home equity loans	$155,058	$152,483

(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. See page 161 for the discussion of the characteristics of the SOP 03-3 loans.

Discontinued Real Estate

The discontinued real estate portfolio, totaling $17.5 billion at June 30, 2009, consisted of pay option and subprime loans obtained in connection with the acquisition of Countrywide. At acquisition, the majority of the discontinued real estate portfolio was considered impaired and, in accordance with SOP 03-3, written down to fair value. At June 30, 2009, the Countrywide SOP 03-3 portfolio comprised $15.4 billion or 88 percent of the discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See the Countrywide SOP 03-3 portfolio discussion to follow for more information on the discontinued real estate portfolio.

At June 30, 2009, the non SOP 03-3 discontinued real estate portfolio was $2.1 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 21 percent of this portfolio and those with refreshed FICO scores lower than 620 represented 24 percent of the portfolio. California represented 31 percent of the portfolio and 32 percent of the nonperforming loans while Florida represented 10 percent of the portfolio and 16 percent of the nonperforming loans at June 30, 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at June 30, 2009.

Countrywide SOP 03-3 Portfolio

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

In accordance with SOP 03-3, certain acquired loans of Countrywide that were considered impaired were written down to fair value at the acquisition date. As a result, there were no reported net charge-offs during the three and six months ended June 30, 2009 on these loans as the initial fair value at acquisition date would have already considered the estimated credit losses on these loans. As of June 30, 2009, the carrying value was $39.6 billion, excluding the $2.2 billion in incremental allowance, and the unpaid principal balance of these loans was $51.0 billion. SOP 03-3 does not apply to loans Countrywide previously securitized as they are not held on the Corporation’s Balance Sheet. During the three and six months ended June 30, 2009, had the acquired portfolios not been subject to SOP 03-3, we would have recorded additional net charge-offs of $2.3 billion and $4.4 billion. During both the three and six months ended June 30, 2009, the impaired Countrywide portfolio experienced further credit deterioration due to weakness in the housing markets and the impacts of a weak economy. As such, during the three months ended June 30, 2009, we recorded a $620 million charge to the provision for credit losses comprised of $313 million for home equity loans and $307 million for discontinued real estate loans. For the six months ended June 30, 2009 we recorded a $1.5 billion charge for credit losses comprised of $1.7 billion for home equity loans partially offset by a reduction to discontinued real estate loans of $269 million to reflect a change in the expected principal cash flows for this portfolio. For further information regarding loans accounted for in accordance with SOP 03-3, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

Residential Mortgage

The Countrywide SOP 03-3 residential mortgage portfolio outstandings were $10.4 billion at June 30, 2009 and comprised 26 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 29 percent of the Countrywide SOP 03-3 residential mortgage portfolio at June 30, 2009. Refreshed LTVs greater than 90 percent after consideration of purchase accounting adjustments and refreshed LTVs greater than 90 percent based on the unpaid principal balance represented 60 percent and 80 percent of the residential mortgage portfolio.

California represented approximately 56 percent of the outstanding Countrywide SOP 03-3 residential mortgage portfolio and Florida represented approximately seven percent at June 30, 2009. Had the acquired portfolios not been subject to SOP 03-3 the residential mortgage portfolio would have recorded additional net charge-offs of $305 million and $569 million for the three and six months ended June 30, 2009. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

    Table 21

    Countrywide SOP 03-3 Portfolio – Residential Mortgage State Concentrations

	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	June 30 2009	December 31 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
California	$5,834	$5,633	$172	$310
Florida	776	776	45	92
Virginia	587	556	10	18
Maryland	267	253	5	6
Texas	156	148	1	4
Other U.S. / Foreign	2,792	2,647	72	139
Total Countrywide SOP 03-3 residential mortgage loans	$10,412	$10,013	$305	$569

  (1) Represents additional net charge-offs for the three and six months ended June 30, 2009 had the portfolio not been subject to SOP 03-3.

Home Equity

The Countrywide SOP 03-3 home equity outstandings were $13.8 billion at June 30, 2009 and comprised 35 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 19 percent of the Countrywide SOP 03-3 home equity portfolio at June 30, 2009. Refreshed CLTVs greater than 90 percent represented 90 percent of the home equity portfolio after consideration of purchase accounting adjustments. Refreshed CLTVs greater than 90 percent based on the unpaid principal balance represented 91 percent of the home equity portfolio at June 30, 2009.

California represented approximately 34 percent of the outstanding Countrywide SOP 03-3 home equity portfolio and Florida represented approximately six percent at June 30, 2009. Had the acquired portfolios not been subject to SOP 03-3 the home equity portfolio would have recorded additional net charge-offs of $964 million and $1.9 billion for the three and six months ended June 30, 2009. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

    Table 22

    Countrywide SOP 03-3 Portfolio – Home Equity State Concentrations

	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	June 30 2009	December 31 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
California	$4,726	$5,110	$518	$958
Florida	829	910	91	183
Arizona	586	626	56	106
Virginia	544	529	17	40
Colorado	416	402	12	24
Other U.S. / Foreign	6,673	6,522	270	543
Total Countrywide SOP 03-3 home equity loans	$13,774	$14,099	$964	$1,854

(1)	Represents additional net charge-offs for the three and six months ended June 30, 2009 had the portfolio not been subject to SOP 03-3.

Discontinued Real Estate

The Countrywide SOP 03-3 discontinued real estate portfolio outstandings were $15.4 billion at June 30, 2009 and comprised 39 percent of the total Countrywide SOP 03-3 portfolio. Those loans with a refreshed FICO score lower than 620 represented 40 percent of the Countrywide SOP 03-3 discontinued real estate portfolio at June 30, 2009. Refreshed LTVs and CLTVs greater than 90 percent represented 80 percent of the discontinued real estate portfolio after consideration of purchase accounting adjustments. Refreshed LTVs and CLTVs greater than 90 percent based on the unpaid principal balance represented 82 percent of the discontinued real estate portfolio at June 30, 2009.

California represented approximately 55 percent of the outstanding Countrywide SOP 03-3 discontinued real estate portfolio and Florida represented approximately 10 percent at June 30, 2009. Had the acquired portfolio not been subject to SOP 03-3 the discontinued real estate portfolio would have recorded additional net charge-offs of $1.0 billion and $1.9 billion for the three and six months ended June 30, 2009. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been subject to SOP 03-3, by certain state concentrations.

    Table 23

    Countrywide SOP 03-3 Portfolio – Discontinued Real Estate State Concentrations

	Outstandings		SOP 03-3 Net Charge-offs (1)
(Dollars in millions)	June 30 2009	December 31 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
California	$8,385	$9,987	$605	$1,193
Florida	1,510	1,831	136	264
Arizona	534	666	50	93
Virginia	477	580	21	45
Washington	459	492	10	17
Other U.S. / Foreign	4,021	4,541	184	330
Total Countrywide SOP 03-3 discontinued real estate loans	$15,386	$18,097	$1,006	$1,942

(1)	Represents additional net charge-offs for the three and six months ended June 30, 2009 had the portfolio not been subject to SOP 03-3.

Pay option ARMs have interest rates that adjust monthly and minimum required payments that adjust annually (subject to resetting of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loans’ balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause the loan’s principal balance to reach a certain level within the first 10 years of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.

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

At June 30, 2009 the unpaid principal balance of pay option loans was $20.3 billion, with a carrying amount of $15.9 billion, including $14.9 billion of loans that were impaired at acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $18.4 billion and accumulated negative amortization from the original loan balance was $1.2 billion. The percentage of borrowers electing to make only the minimum payment on option arms was 51 percent during the three months ended June 30, 2009. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the SOP 03-3 pay option portfolio. Based on our expectations, four percent, 21 percent and 10 percent of the pay option loan portfolio is expected to be reset in 2009, 2010, and 2011, respectively. Approximately 10 percent is expected to be reset thereafter, and approximately 55 percent are expected to repay prior to being reset.

We manage these SOP 03-3 portfolios, including consideration for the home retention programs to modify troubled mortgages, consistent with our other consumer real estate practices. For more information, see Recent Events beginning on page 93.

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Global Card Services. Outstandings in the held domestic credit card loan portfolio decreased $15.2 billion to $48.9 billion at June 30, 2009 compared to December 31, 2008 due to lower transactional volume, seasonal impacts, the conversion of certain credit card loans into held-to-maturity debt securities and charge-offs partially offset by lower average payment rates. For more information on this conversion see Note 8 – Securitizations to the Consolidated Financial Statements. Held domestic loans past due 90 days or more and still accruing interest increased $159 million from December 31, 2008.

Net charge-offs for the held domestic portfolio increased $812 million to $1.8 billion for the three months ended June 30, 2009, or 13.87 percent of total average held credit card – domestic loans compared to 6.36 percent for the same period in 2008. Net charge-offs for the held domestic portfolio increased $1.4 billion to $3.2 billion for the six months ended June 30, 2009, or 11.72 percent of total average held credit card – domestic loans compared to 5.87 percent for the same period in 2008. These increases were reflective of the weak economy including rising unemployment, underemployment and higher bankruptcies.

Managed domestic credit card outstandings decreased $14.8 billion to $139.3 billion at June 30, 2009 compared to December 31, 2008 due to lower transactional volume, seasonal impacts and credit losses partially offset by lower average payment rates. Managed consumer domestic credit card loans that were accruing past due 90 days or more increased to $6.2 billion, or 4.47 percent, compared to $6.1 billion at March 31, 2009 and $5.0 billion at December 31, 2008. The increase during the first six months of 2009 is primarily due to the rapid deterioration in the economy in late 2008 that drove increases in early stage delinquencies at that time which continued to become further delinquent during the first half of 2009. Managed net losses increased $2.1 billion to $4.5 billion for the three months ended June 30, 2009, or 12.69 percent of total average managed domestic loans compared to 6.36 percent for the same period in 2008. Managed net losses increased $3.5 billion to $8.0 billion for the six months ended June 30, 2009, or 10.91 percent of total average managed domestic loans compared to 5.92 percent for the same period in 2008. These increases in managed net losses were driven by the same factors as described in the held discussion above.

Our managed credit card – domestic loan portfolio in the states of California and Florida represented in aggregate 24 percent of credit card – domestic outstandings at June 30, 2009. These states represented 34 percent of the credit card – domestic net losses for both the three and six months ended June 30, 2009. The table below presents asset quality indicators by certain state concentrations for the managed credit card – domestic portfolio.

    Table 24

    Credit Card – Domestic State Concentrations – Managed Basis

	Outstandings		Accruing Past Due 90 Days or More		Net Losses
	June 30	December 31	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
California	$21,869	$24,191	$1,280	$997	$945	$448	$1,646	$806
Florida	11,842	13,210	769	642	586	281	1,039	516
Texas	9,316	10,262	366	293	255	159	442	307
New York	8,469	9,368	333	263	227	129	396	246
New Jersey	5,543	6,113	217	172	149	76	261	138
Other U.S.	82,268	91,007	3,258	2,666	2,368	1,321	4,167	2,469
Total credit card – domestic loans	$139,307	$154,151	$6,223	$5,033	$4,530	$2,414	$7,951	$4,482

Managed consumer credit card unused lines of credit for domestic credit card totaled $481.8 billion at June 30, 2009 compared to $713.0 billion at December 31, 2008. The $231.2 billion decrease was driven primarily by account management initiatives mainly on inactive accounts.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Global Card Services. Outstandings in the held foreign credit card loan portfolio increased $3.3 billion to $20.4 billion at June 30, 2009 compared to December 31, 2008 primarily due to the strengthening of certain foreign currencies, particularly the British Pound against the U.S. dollar. Net charge-offs for the held foreign portfolio increased $144 million to $276 million for the three months ended June 30, 2009, or 5.88 percent of total average held credit card – foreign loans compared to 3.21 percent for the same period in 2008. Net charge-offs for the held foreign portfolio increased $221 million to $462 million for the six months ended June 30, 2009, or 5.22 percent of total average held credit card – foreign loans compared to 3.05 percent for the same period in 2008. These increases were driven primarily by deterioration of the portfolio and a higher level of bankruptcies/insolvencies reflective of the weak economic conditions also being experienced in Europe and Canada.

Managed foreign credit card outstandings increased $2.4 billion to $30.5 billion at June 30, 2009 compared to December 31, 2008 primarily due to the strengthening of certain foreign currencies, particularly the British Pound against the U.S. dollar. Managed consumer foreign loans that were accruing past due 90 days or more increased to $934 million, or 3.06 percent, compared to $802 million or 2.93 percent at March 31, 2009 and $717 million or 2.55 percent at December 31, 2008. These increases were primarily due to the strengthening of foreign currencies, especially the British Pound, against the U.S. dollar, further exacerbated by continuing weakness in the European and Canadian economies. Net losses for the managed foreign portfolio increased $180 million to $517 million for the three months ended June 30, 2009, or 7.06 percent of total average managed credit card – foreign loans compared to 4.11 percent for the same period in 2008. Net losses for the managed foreign portfolio increased $249 million to $890 million for the six months ended June 30, 2009, or 6.29 percent of total average managed credit card – foreign loans compared to 3.97 percent for the same period in 2008. These increases in managed net losses were driven by the same factors as described in the held discussion above.

Managed consumer credit card unused lines of credit for foreign credit card totaled $71.6 billion at June 30, 2009 compared to $80.6 billion at December 31, 2008. The $9.0 billion decrease was driven primarily by account management initiatives mainly on inactive accounts.

Direct/Indirect Consumer

At June 30, 2009, approximately 42 percent of the direct/indirect portfolio was included in Global Banking (automotive, marine, motorcycle and recreational vehicle loans), 26 percent was included in Global Card Services (consumer personal loans and other non-real estate secured), 21 percent was included in GWIM (principally other non-real estate secured and unsecured personal loans and securities-based lending margin loans) and the remainder was included in Deposits (student loans).

Outstanding loans and leases increased $15.7 billion at June 30, 2009 compared to December 31, 2008 primarily due to the acquisition of Merrill Lynch which included both domestic and foreign securities-based lending margin loans. Net charge-offs increased $815 million to $1.5 billion for the three months ended June 30, 2009, or 5.90 percent of total average direct/indirect loans compared to 3.22 percent for the same period in 2008. Net charge-offs increased $1.5 billion to $2.7 billion for the six months ended June 30, 2009, or 5.46 percent of total average direct/indirect loans compared to 3.03 percent for the same period in 2008. The increase was concentrated in the Global Card Services consumer lending portfolio, driven by portfolio deterioration and higher bankruptcies reflecting the effects of a weak economy. Net charge-off rates in the consumer lending portfolio have also been impacted by a significant slowdown in new loan production due in part to a tightening of underwriting criteria. Net charge-off rates in the consumer lending portfolio were 18.90 percent and 16.13 percent during the three and six months ended June 30, 2009, compared to 7.07 percent and 6.43 percent during the same periods in 2008.

The table below presents asset quality indicators by certain state concentrations for the direct/indirect consumer loan portfolio.

  Table 25

  Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30	December 31	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
California	$12,387	$10,555	$302	$247	$280	$123	$526	$226
Texas	8,996	7,738	113	88	95	50	175	97
Florida	8,183	7,376	149	145	155	65	305	120
New York	6,022	4,938	100	69	69	35	125	64
Georgia	3,350	3,212	62	48	54	23	102	43
Other U.S./Foreign	60,216	49,617	910	773	822	364	1,491	665
Total direct/indirect loans	$99,154	$83,436	$1,636	$1,370	$1,475	$660	$2,724	$1,215

Other Consumer

At June 30, 2009, approximately 72 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that we have previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Global Card Services and deposit overdrafts which are recorded in Deposits.

Nonperforming Consumer Assets Activity

Table 26 presents nonperforming consumer assets activity during the most recent five quarters. Total net additions to nonperforming loans and leases in the second quarter of 2009 were $3.2 billion compared to $4.7 billion in the first quarter of 2009. The increase in the three months ended June 30, 2009 was driven primarily by the residential mortgage and home equity portfolios reflective of the weak housing markets and economy, seasoning of vintages originated in periods of higher growth and performing loans that were accelerated into nonperforming loan status upon modification into a TDR. Nonperforming consumer real estate related TDRs as a percentage of total nonperforming consumer assets were 18 percent at June 30, 2009 compared to five percent at December 31, 2008.

The outstanding balance of a real estate secured loan that is in excess of the property value, less costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due. The property value is refreshed quarterly with additional charge-offs taken as needed. At June 30, 2009, $8.8 billion or approximately 60 percent of the nonperforming residential mortgage assets and $1.4 billion, or approximately 35 percent of the nonperforming home equity assets were greater than 180 days past due and had been written down to their fair values.

For the three months ended June 30, 2009, approximately 14 percent of the net increase in nonperforming loans was added from the non SOP 03-3 Countrywide portfolio and approximately two percent resulted from the Merrill Lynch acquisition. The reduction in foreclosed properties of $26 million was driven by various foreclosure moratoriums that were enacted during the fourth quarter of 2008 which expired during the second quarter of 2009 and resulted in lower levels of new foreclosures. Nonperforming loans do not include acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3 as these loans accrete interest.

Restructured Loans

As discussed above, nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and are not returned to performing status until six consecutive, on-time payments under the modified terms have been made by the customer. Nonperforming TDRs are included in Table 26.

TDRs increased due to the higher volume of our loan modifications in the first six months of 2009. In certain cases this resulted in an acceleration of the classification of loans to nonperforming status even though the loans were performing at the time of modification. For more information on our modification programs see Regulatory Initiatives and Recent Events on pages 92 through 93. For more information regarding nonperforming loans and leases, see the Nonperforming Loans and Leases, Charge-offs and Delinquencies section in Note – 1 Summary of Significant Accounting Principles to the Consolidated Financial Statements, filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

At June 30, 2009, residential mortgage TDRs were $3.1 billion, an increase of $2.6 billion compared to December 31, 2008. Nonperforming TDRs increased $1.3 billion and $1.9 billion during the three and six months ending June 30, 2009 to $2.1 billion. For the three months ended June 30, 2009, approximately 35 percent of the new residential mortgage nonperforming TDRs resulted in an acceleration of performing loans into nonperforming status upon modification. Nonperforming residential mortgage TDRs comprised approximately 14 percent and three percent of total residential mortgage nonperforming assets at June 30, 2009 and December 31, 2008. Residential mortgage TDRs that were performing in accordance with their modified terms were $1.1 billion, with increases of $365 million compared to March 31, 2009 and $735 million compared to December 31, 2008.

At June 30, 2009, home equity TDRs were $1.7 billion, an increase of $1.4 billion compared to December 31, 2008. Nonperforming TDRs increased $703 million and $1.1 billion during the three and six months ended June 30, 2009 to $1.4 billion. For the three months ended June 30, 2009, approximately 75 percent of the new home equity nonperforming TDRs resulted in an acceleration of performing loans into nonperforming status upon modification. Nonperforming home equity TDRs comprised 36 percent and 11 percent of total home equity nonperforming assets at June 30, 2009 and December 31, 2008. Home equity TDRs that were performing in accordance with their modified terms were $307 million, an increase of $303 million and $306 million from March 31, 2009 and December 31, 2008 respectively.

Discontinued real estate TDR’s totaled $111 million at June 30, 2009. This was an increase of $34 million and $40 million for the three and six months ended June 30, 2009. Of these loans, $31 million were nonperforming while the remaining $80 million were classified as performing at June 30, 2009.

We also work with customers that are experiencing financial difficulty by renegotiating consumer credit card and consumer lending loans, while ensuring that we remain within FFIEC guidelines. These renegotiated loans are excluded from the table below as we do not classify consumer non-real estate unsecured loans as nonperforming.

Certain modifications of loans in the SOP 03-3 population result in removal of the loan from the SOP 03-3 pool and subsequent classification as a TDR. These modified loans are excluded from Table 26. For more information on TDRs, renegotiated and modified loans, refer to Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 26
Nonperforming Consumer Assets Activity (1)
(Dollars in millions)	Second Quarter 2009	First Quarter 2009	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008
Nonperforming loans and leases
Balance, beginning of period	$14,592	$9,888	$6,822	$5,220	$4,459
Additions to nonperforming loans and leases:
New nonaccrual loans and leases (2)	6,807	8,218	5,444	3,518	2,540
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(172)	(268)	(167)	(294)	(125)
Returns to performing status (3)	(730)	(796)	(443)	(301)	(398)
Charge-offs (4)	(2,517)	(2,069)	(1,436)	(1,092)	(999)
Transfers to foreclosed properties	(207)	(378)	(329)	(226)	(257)
Transfers to loans held-for-sale	(1)	(3)	(3)	(3)	-
Total net additions to nonperforming loans and leases	3,180	4,704	3,066	1,602	761
Total nonperforming loans and leases, end of period (5)	17,772	14,592	9,888	6,822	5,220
Foreclosed properties
Balance, beginning of period	1,356	1,506	1,656	475	402
Additions to foreclosed properties:
New foreclosed properties (6, 7)	434	353	583	1,601	177
Reductions in foreclosed properties:
Sales	(382)	(382)	(623)	(349)	(80)
Writedowns	(78)	(121)	(110)	(71)	(24)
Total net additions (reductions) to foreclosed properties	(26)	(150)	(150)	1,181	73
Total foreclosed properties, end of period	1,330	1,356	1,506	1,656	475
Nonperforming consumer assets, end of period	$19,102	$15,948	$11,394	$8,478	$5,695
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	3.01%	2.40%	1.68%	1.14%	1.00%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	3.23	2.61	1.93	1.41	1.09

(1)

Balances do not include nonperforming LHFS of $3.4 billion, $3.7 billion, $3.2 billion, $3.4 billion and $218 million at June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008, respectively.

(2)	The three months ended March 31, 2009 includes $465 million of nonperforming loans and leases acquired from Merrill Lynch.

(3)

Consumer loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after six consecutive, on-time payments.

(4)	Our policy is not to classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

(5)

Approximately 50 percent of the nonperforming loans and leases at June 30, 2009 are greater than 180 days past due and have been written down through charge-offs to approximately 74 percent of its unpaid principal balance.

(6)

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded as noninterest expense. New foreclosed properties in the table above are net of $166 million, $221 million, $156 million, $128 million and $85 million of charge-offs during the second and first quarters of 2009 and fourth, third and second quarters of 2008, respectively, taken during the first 90 days after transfer.

(7)

The three months ended March 31, 2009 includes $21 million of foreclosed properties acquired from Merrill Lynch. The three months ended September 30, 2008 includes $952 million of foreclosed properties acquired from Countrywide.

Commercial Portfolio Credit Risk Management

For information on our commercial credit risk management practices as well as our accounting policies regarding delinquencies, nonperforming status and charge-offs for the commercial portfolio, refer to the Commercial Portfolio Credit Risk Management section beginning on page 53 in the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009 as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

As part of our ongoing risk mitigation initiatives, we attempt to work with clients to modify their loans to terms that better align with their current ability to pay. In situations where an economic concession has been granted, we identify these loans as TDRs. For more information on TDRs and their respective portfolios, please refer to the discussions that follow.

Commercial Credit Portfolio

Continued housing value declines and economic stress impacted our commercial portfolios where we experienced higher levels of losses, particularly in the commercial real estate and small business portfolios. Broader-based economic pressures, including reductions in spending by consumers and businesses, have also impacted other commercial credit quality indicators. The nonperforming loan and commercial utilized reservable criticized exposure ratios were 3.31 percent and 13.53 percent at June 30, 2009 compared to 1.93 percent and 8.90 percent at December 31, 2008. Nonperforming loan increases were largely driven by continued deterioration in the commercial real estate and commercial – domestic portfolios. Utilized reservable criticized amounts increased at a slower pace in the second quarter, although the commercial – domestic and commercial real estate portfolios continued to experience material increases compared to prior quarters. The loans and leases net charge-off ratio increased to 2.37 percent and 2.02 percent for the three and six months ended June 30, 2009 from 0.84 percent and 0.77 percent for the same periods in 2008. Excluding small business commercial – domestic the total net charge-off ratio was 1.58 percent and 1.30 percent for the three and six months ended June 30, 2009 compared to 0.28 percent and 0.27 percent for the same periods in 2008. The increase was mainly driven by higher net charge-offs in commercial real estate, commercial – domestic, and commercial – foreign. The increases in commercial – domestic and commercial – foreign net charge-offs were diverse in terms of borrowers and industries while the increase in commercial real estate net charge-offs included both homebuilder and non-residential borrowers.

The acquisition of Merrill Lynch increased our concentrations to certain industries and countries. For more detail on the Merrill Lynch impact please refer to the Industry Concentrations discussion on page 178 and the Foreign Portfolio discussion on page 183. There are also increased concentrations within the high-grade commercial portfolio, emerging markets, monolines, and certain leveraged finance and CMBS exposures.

Table 27 presents our commercial loans and leases, and related credit quality information at June 30, 2009 and December 31, 2008. Loans that were acquired from Merrill Lynch that were considered impaired were written down to fair value at acquisition in accordance with SOP 03-3. In addition to being included in the “Outstandings” column below, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “Merrill Lynch SOP 03-3 Portfolio” column. The acquisition of Countrywide and related SOP 03-3 portfolio did not impact the commercial portfolios.

  Table 27

  Commercial Loans and Leases

	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (2, 3)		Merrill Lynch SOP 03-3 Portfolio (4)
(Dollars in millions)	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009
Commercial loans and leases
Commercial – domestic (5)	$199,479	$200,088	$4,204	$2,040	$263	$381	$334
Commercial real estate (6)	75,081	64,701	6,651	3,906	308	52	616
Commercial lease financing	22,387	22,400	104	56	35	23	-
Commercial – foreign	29,811	31,020	250	290	13	7	495
	326,758	318,209	11,209	6,292	619	463	1,445

Small business commercial – domestic (7)	18,092	19,145	200	205	804	640	-
Total commercial loans excluding loans measured at fair value	344,850	337,354	11,409	6,497	1,423	1,103	1,445
Total measured at fair value (8)	6,962	5,413	-	-	-	-	-

Total commercial loans and leases	$351,812	$342,767	$11,409	$6,497	$1,423	$1,103	$1,445

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 3.31 percent (3.32 percent excluding the SOP 03-3 portfolio) and 1.93 percent at June 30, 2009 and December 31, 2008.

(2)

Balances do not include loans accounted for in accordance with SOP 03-3 even though the customer may be contractually past due. Loans accounted for in accordance with SOP 03-3 were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 0.41 percent and 0.33 percent at June 30, 2009 and December 31, 2008. The June 30, 2009 ratio remained unchanged excluding the SOP 03-3 portfolio.

(4)

Represents acquired loans from Merrill Lynch that were considered impaired and written down to fair value at the acquisition date in accordance with SOP 03-3. These amounts are included in the Outstandings column in this table. The Countrywide acquisition had no impact on the commercial SOP 03-3 portfolio.

(5)	Excludes small business commercial – domestic loans.

(6)	Includes domestic commercial real estate loans of $71.6 billion and $63.7 billion, and foreign commercial real estate loans of $3.5 billion and $979 million at June 30, 2009 and December 31, 2008.

(7)	Small business commercial – domestic is primarily card related.

(8)

Certain commercial loans are measured at fair value in accordance with SFAS 159 and include commercial – domestic loans of $4.4 billion and $3.5 billion, commercial – foreign loans of $2.5 billion and $1.7 billion and commercial real estate loans of $123 million and $203 million at June 30, 2009 and December 31, 2008.

Table 28 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2009 and 2008. The reported net charge-off ratios for commercial – domestic, commercial real estate and commercial – foreign benefit from the addition of the Merrill Lynch SOP 03-3 portfolio as the initial fair value adjustments recorded on those loans at acquisition would have already included the estimated credit losses.

  Table 28

  Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1, 2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Commercial loans and leases
Commercial – domestic (3)	$536	$70	$780	$147	1.03%	0.14%	0.74%	0.15%
Commercial real estate	629	136	1,084	243	3.34	0.88	2.96	0.79
Commercial lease financing	44	6	111	21	0.81	0.11	1.02	0.19
Commercial – foreign	122	5	226	(2)	1.54	0.06	1.39	(0.02)

	1,331	217	2,201	409	1.58	0.28	1.30	0.27
Small business commercial – domestic	773	477	1,406	841	16.69	9.59	15.07	8.52

Total commercial	$2,104	$694	$3,607	$1,250	2.37	0.84	2.02	0.77

(1)

Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans measured at fair value in accordance with SFAS 159 during the period for each loan and lease category.

(2)

Net charge-off ratios excluding the SOP 03-3 portfolio were 3.37 percent and 2.99 percent for commercial real estate, 1.56 percent and 1.41 percent for commercial – foreign, and 2.38 percent and 2.03 percent for the total commercial portfolio for the three and six months ended June 30, 2009, respectively. These are the only product classifications impacted by SOP 03-3 for the three and six months ended June 30, 2009. For these loan categories the dollar amounts of the net charge-offs were unchanged.

(3)	Excludes small business commercial – domestic.

Table 29 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Total commercial committed credit exposure increased by $52.9 billion, or seven percent, at June 30, 2009 compared to December 31, 2008 largely driven by the addition of $140.4 billion in Merrill Lynch positions to the portfolio partially offset by a reduction in the legacy Bank of America portfolio of $87.5 billion due to a decrease in unfunded commitments, lower derivative valuations and a decline in loan balances driven by decreased demand.

Total commercial utilized credit exposure increased by $48.3 billion, or 10 percent, at June 30, 2009 compared to December 31, 2008. The most significant increases were in derivative assets and utilized loans and leases which at June 30, 2009 were up $39.5 billion and $9.0 billion from December 31, 2008 levels. The acquisition of Merrill Lynch was the main driver contributing $63.8 billion to the increase in derivative assets and $36.9 billion to the increase in utilized loans and leases. These increases were partially offset by decreases in legacy Bank of America funded loans and leases of $27.9 billion and derivative assets of $24.3 billion. Funded loans and leases were down due to limited demand for acquisition financing and capital expenditures in the large corporate and middle market portfolios. With the economic outlook uncertain and credit costs high, businesses are aggressively managing working capital and production capacity, maintaining low inventories and deferring capital spending. The decline in derivative assets was driven primarily by mark-to-market adjustments impacted by rising medium and long term interest rates during the period.

The loan and lease utilization rate was relatively flat at 54 percent at June 30, 2009 compared to 53 percent at December 31, 2008.

    Table 29

    Commercial Credit Exposure by Type

	Commercial Utilized (1, 2, 3)		Commercial Unfunded (2, 4, 5)		Total Commercial Committed (2)
(Dollars in millions)	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008
Loans and leases	$351,812	$342,767	$304,324	$300,856	$656,136	$643,623
Derivative assets (6)	101,707	62,252	-	-	101,707	62,252
Standby letters of credit and financial guarantees	72,964	72,840	5,049	4,740	78,013	77,580
Assets held-for-sale (7)	13,340	14,206	1,187	183	14,527	14,389
Bankers’ acceptances	3,829	3,389	14	13	3,843	3,402
Commercial letters of credit	2,930	2,974	585	791	3,515	3,765
Foreclosed properties	471	321	-	-	471	321
Total commercial credit exposure	$547,053	$498,749	$311,159	$306,583	$858,212	$805,332

(1)

Exposure includes standby letters of credit, financial guarantees, bankers’ acceptances and commercial letters of credit and for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

At June 30, 2009, total commercial utilized, total commercial unfunded and total commercial committed exposure include $107.8 billion, $32.6 billion and $140.4 billion related to Merrill Lynch, respectively.

(3)

Total commercial utilized exposure at June 30, 2009 and December 31, 2008 includes loans and issued letters of credit measured at fair value in accordance with SFAS 159 and is comprised of loans outstanding of $7.0 billion and $5.4 billion and letters of credit at notional value of $2.1 billion and $1.4 billion.

(4)

Total commercial unfunded exposure at June 30, 2009 and December 31, 2008 includes loan commitments measured at fair value in accordance with SFAS 159 with a notional value of $24.7 billion and $15.5 billion.

(5)	Excludes unused business card lines which are not legally binding.

(6)

Derivative assets are reported on a mark-to-market basis, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $63.3 billion and $34.8 billion at June 30, 2009 and December 31, 2008. Not reflected in utilized and committed exposure is additional derivative collateral held of $11.5 billion and $13.4 billion which consists primarily of other marketable securities at June 30, 2009 and December 31, 2008.

(7)

Total commercial committed asset held-for-sale exposure consists of $11.6 billion and $12.1 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $2.9 billion and $2.3 billion of investments held-for-sale exposure at June 30, 2009 and December 31, 2008.

Table 30 presents commercial utilized reservable criticized exposure by product type. Total commercial utilized reservable criticized exposure increased $20.2 billion from December 31, 2008 primarily due to increases in commercial – domestic reflecting deterioration across various lines of business and industries, and also commercial real estate which was impacted by the weak economy across various property types. Merrill Lynch contributed approximately $4.6 billion in commercial utilized reservable criticized exposure at June 30, 2009. At June 30, 2009, approximately 80 percent of the loans within criticized reservable utilized exposure are secured, of which approximately 10 percent are highly monitored asset based facilities.

  Table 30

  Commercial Utilized Reservable Criticized Exposure (1)

	June 30, 2009		December 31, 2008
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2)
Commercial – domestic (3)	$29,161	11.11%	$18,963	7.20%
Commercial real estate	21,166	26.40	13,830	19.73
Commercial lease financing	1,735	7.75	1,352	6.03
Commercial – foreign	3,351	8.55	1,459	3.65
	55,413	13.70	35,604	8.99
Small business commercial – domestic	1,767	9.74	1,333	6.94
Total commercial utilized reservable criticized exposure (4)	$57,180	13.53	$36,937	8.90

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

(3)	Excludes small business commercial – domestic exposure.

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

Commercial – Domestic

At June 30, 2009, approximately 82 percent of the commercial – domestic portfolio, excluding small business, was included in Global Banking (business banking, middle-market and large multinational corporate loans and leases) and Global Markets (acquisition, bridge financing and institutional investor services). The remaining 18 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans excluding loans measured at fair value in accordance with SFAS 159, decreased $609 million to $199.5 billion at June 30, 2009 compared to December 31, 2008 driven primarily by reduced customer demand within Global Banking offset by the addition of loans as part of the acquisition of Merrill Lynch. Nonperforming commercial – domestic loans increased by $2.2 billion to $4.2 billion which was broad-based in terms of borrowers and industries. Net charge-offs were up $466 million and $633 million for the three and six months ended June 30, 2009 compared to the same periods during 2008. These increases were broad-based in terms of borrowers and industries. Utilized reservable criticized commercial – domestic exposure increased $10.2 billion to $29.2 billion at June 30, 2009 compared to December 31, 2008 primarily driven by deterioration across various portfolios mainly within Global Banking. Merrill Lynch contributed $338 million and $3.0 billion in nonperforming assets and utilized reservable criticized exposure at June 30, 2009.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases excluding loans measured at fair value in accordance with SFAS 159, increased $10.4 billion to $75.1 billion at June 30, 2009 compared to December 31, 2008 primarily due to the acquisition of Merrill Lynch. The addition of Merrill Lynch drove increases in California, Non-U.S., the Northeast and Southwest regions and was the primary driver of the increases in the multi-use, apartments, office buildings, and retail property types. The portfolio remains diversified across property types and geographic regions. For more information on industry concentrations, please refer to Industry Concentrations on page 178.

Nonperforming commercial real estate loans increased $2.7 billion to $6.7 billion and utilized reservable criticized exposure increased $7.3 billion to $21.2 billion from December 31, 2008 attributable to the continuing impact of the housing slowdown across various property types at June 30, 2009. The increase in nonperforming loans was driven by the homebuilder, retail, commercial land and office buildings portfolios. The increase in utilized reservable criticized exposure was driven by the non-residential portfolios, primarily in retail, office buildings and apartments, while the homebuilder portfolio experienced a decrease of $226 million. Merrill Lynch contributed $285 million and $654 million in nonperforming assets and utilized reservable criticized exposure at June 30, 2009. Net charge-offs were up $493 million and $841 million from the three and six months ended June 30, 2008 principally related to the homebuilder, commercial land and office buildings portfolios.

At June 30, 2009, we had committed homebuilder-related exposure of $13.8 billion compared to $16.2 billion at December 31, 2008 of which $9.5 billion and $11.0 billion were funded loans that are secured. Nonperforming assets and utilized reservable criticized exposure in the homebuilder portfolio were $3.7 billion and $7.3 billion, respectively, at June 30, 2009 compared to $3.0 billion and $7.6 billion at December 31, 2008. The nonperforming assets and the utilized reservable criticized ratio for the homebuilder portfolio was 38.03 percent and 73.44 percent at June 30, 2009 compared to 27.07 percent and 66.33 percent at December 31, 2008. Net charge-offs for the homebuilder portfolio were up $252 million to 15.62 percent and $446 million to 13.40 percent for the three and six months ended June 30, 2009 compared to the same periods in 2008.

At June 30, 2009, we had committed non-homebuilder construction and land development exposure of $27.2 billion compared to $27.8 billion at December 31, 2008, which is mostly secured and is diversified across property types and geographies in Table 31. The decline in exposure was driven primarily by commercial land and office buildings, partially offset by an increase in apartments. Nonperforming assets and utilized reservable criticized exposure for the non-homebuilder construction and land development sector increased $980 million and $3.9 billion from December 31, 2008 to $1.6 billion and $6.7 billion at June 30, 2009 with increases across most property types.

Table 31 presents outstanding commercial real estate loans by geographic region and property type.

  Table 31

  Outstanding Commercial Real Estate Loans (1)

(Dollars in millions)	June 30 2009	December 31 2008
By Geographic Region (2)
California	$15,038	$11,270
Northeast	12,587	9,747
Southwest	8,555	6,698
Southeast	7,326	7,365
Midwest	7,143	7,447
Florida	5,120	5,146
Illinois	4,822	5,451
Midsouth	3,489	3,475
Northwest	3,197	3,022
Geographically diversified (3)	4,129	2,563
Non-U.S.	2,659	979
Other (4)	1,139	1,741
Total outstanding commercial real estate loans (5)	$75,204	$64,904
By Property Type
Office buildings	$12,743	$10,388
Apartments	11,246	8,177
Shopping centers/retail	10,337	9,293
Residential (6)	9,500	10,987
Hotels/motels	7,197	2,513
Industrial/warehouse	6,382	6,070
Multiple use	6,007	3,444
Land and land development	3,642	3,856
Other (7)	8,150	10,176
Total outstanding commercial real estate loans (5)	$75,204	$64,904

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.

(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(3)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(4)	Primarily includes properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana which are not defined by other property regions presented.

(5)	Includes commercial real estate loans measured at fair value in accordance with SFAS 159 of $123 million and $203 million at June 30, 2009 and December 31, 2008.

(6)	Residential represents the homebuilder portfolio and includes residential land.

(7)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

Commercial – Foreign

The commercial – foreign portfolio is managed primarily in Global Banking. Outstanding loans, excluding loans measured at fair value in accordance with SFAS 159, decreased $1.2 billion to $29.8 billion at June 30, 2009 compared to December 31, 2008 due to the repayment of certain corporate loans and leases in the legacy Bank of America portfolio partially offset by the addition of loans as part of the acquisition of Merrill Lynch. Utilized reservable criticized exposure increased $1.9 billion to $3.4 billion at June 30, 2009 compared to December 31, 2008. Net charge-offs increased $117 million and $228 million during the three and six months ended June 30, 2009 primarily due to continued deterioration in the financial services sector. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 183.

Small Business Commercial – Domestic

The small business commercial – domestic portfolio is comprised of business card and small business loans primarily managed in Global Card Services. Outstanding small business commercial – domestic loans decreased $1.1 billion to $18.1 billion at June 30, 2009 compared to December 31, 2008. Approximately 58 percent of the small business commercial – domestic outstanding loans at June 30, 2009 were credit card related products. Nonperforming small business commercial – domestic loans remained flat at $200 million, loans past due 90 days or more and still accruing interest increased $164 million to $804 million and utilized reservable criticized exposure increased $434 million to $1.8 billion at June 30, 2009 compared to December 31, 2008. Net charge-offs were $773 million and $1.4 billion, or 16.69 percent and 15.07 percent of total average small business commercial – domestic loans for the three and six months ended June 30, 2009. Approximately 79 percent and 77 percent of the small business commercial – domestic net charge-offs for the three and six months ended June 30, 2009 were credit card related products. The portfolio deterioration was primarily driven by the impacts of a weakened economy.

Commercial Loans Measured at Fair Value

The portfolio of commercial loans measured at fair value is managed in Global Markets. Outstanding commercial loans measured at fair value increased $1.5 billion to an aggregate fair value of $7.0 billion at June 30, 2009 compared to December 31, 2008 and were comprised of commercial – domestic loans, excluding small business, of $4.4 billion, commercial – foreign loans of $2.5 billion and commercial real estate loans of $123 million. The aggregate increase was driven primarily by the acquisition of Merrill Lynch. We recorded net gains of $1.2 billion and $335 million resulting from changes in the fair value of the loan portfolio during the three and six months ended June 30, 2009 compared to net gains (losses) of $55 million and $(70) million for the same periods in 2008. These gains and losses were primarily attributable to changes in instrument-specific credit risk and were predominantly offset by gains from hedging activities. At June 30, 2009 none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status. Utilized criticized exposure in the fair value portfolio was $2.6 billion and $1.3 billion at June 30, 2009 and December 31, 2008.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $1.5 billion and $1.1 billion at June 30, 2009 and December 31, 2008 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $26.8 billion and $16.9 billion at June 30, 2009 and December 31, 2008 the increase of which was driven by the acquisition of Merrill Lynch. Net gains resulting from changes in fair value of commitments and letters of credit of $515 million and $998 million were recorded during the three and six months ended June 30, 2009 compared to net gains (losses) of $180 million and $(63) million for the same periods in 2008. These gains and losses were primarily attributable to changes in instrument-specific credit risk.

Nonperforming Commercial Assets Activity

Table 32 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters. The increase in nonaccrual loans and leases for the second quarter of 2009 was primarily attributable to increases within non-homebuilder commercial real estate property types such as office buildings, commercial land, multiple use and retail and within commercial – domestic excluding small business, where the increases were broad-based across industries and lines of business. Approximately 90 percent of commercial nonperforming assets are secured and approximately 40 percent are contractually current. In addition commercial nonperforming loans are carried at approximately 75 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses.

Table 32

Nonperforming Commercial Assets Activity (1, 2, 3)

(Dollars in millions)	Second Quarter 2009	First Quarter 2009	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008
Nonperforming loans and leases
Balance, beginning of period	$9,312	$6,497	$4,922	$3,936	$2,874
Additions to nonperforming loans and leases:
Merrill Lynch balance January 1, 2009	-	402	-	-	-
New nonaccrual loans and leases	4,296	3,997	3,028	1,969	1,714
Advances	120	35	67	28	38
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(593)	(490)	(368)	(371)	(345)
Sales	(36)	(7)	(14)	(19)	(12)
Returns to performing status (4)	(92)	(55)	(35)	(29)	(32)
Charge-offs (5)	(1,429)	(976)	(896)	(495)	(248)
Transfers to foreclosed properties	(169)	(91)	(207)	(84)	(53)
Transfers to loans held-for-sale	-	-	-	(13)	-
Total net additions to nonperforming loans and leases	2,097	2,815	1,575	986	1,062
Total nonperforming loans and leases, end of period	11,409	9,312	6,497	4,922	3,936
Foreclosed properties
Balance, beginning of period	372	321	176	118	92
Additions to foreclosed properties:
New foreclosed properties	169	91	207	84	53
Reductions in foreclosed properties:
Sales	(52)	(35)	(58)	(19)	(25)
Writedowns	(18)	(5)	(4)	(7)	(2)
Total net additions to foreclosed properties	99	51	145	58	26
Total foreclosed properties, end of period	471	372	321	176	118
Nonperforming commercial assets, end of period	$11,880	$9,684	$6,818	$5,098	$4,054
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (6)	3.31%	2.58%	1.93%	1.45%	1.15%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases and foreclosed properties (6)	3.44	2.68	2.02	1.51	1.19

(1)

Balances do not include nonperforming LHFS of $2.5 billion, $1.3 billion, $852 million, $544 million, and $170 million at June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008, respectively. Balances do not include nonperforming AFS debt securities of $177 million, $270 million, $291 million, $436 million and $676 million at June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008, respectively.

(2)

Balances do not include nonperforming derivative assets of $3.3 billion, $4.3 billion, $512 million, $423 million and $60 million at June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008, respectively.

(3)	Includes small business commercial – domestic activity.

(4)

Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.

(5)	Business card loans are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

(6)	Outstanding commercial loans and leases exclude loans measured at fair value in accordance with SFAS 159.

At June 30, 2009 the total commercial TDR balance was $242 million. Nonperforming TDRs increased $67 million during the three months ended June 30, 2009 and performing TDRs increased $7 million during the same period. Nonperforming TDRs are included in Table 32.

Industry Concentrations

Table 33 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

In diversified financials, our largest industry concentration, total committed credit exposure grew by $18.3 billion, or 18 percent at June 30, 2009 compared to December 31, 2008, with the Merrill Lynch portfolio contributing $44.0 billion, largely the result of $39.1 billion in capital markets industry exposure, primarily comprised of derivatives. This increase was partially offset by decreases in legacy Bank of America positions of $25.7 billion, the bulk of which came from a $20.7 billion reduction in capital markets industry exposure including the cancellation of $8.8 billion in facilities to legacy Merrill Lynch.

Insurance committed exposure increased by $15.5 billion, or 87 percent, largely driven by the acquisition of Merrill Lynch. See discussion below for further analysis of monoline related exposure, which is included in the insurance industry exposure.

Utilities increased $7.6 billion, or 39 percent, and government and public education increased $4.4 billion, or seven percent at June 30, 2009 compared to December 31, 2008. All of these changes were primarily driven by the acquisition of Merrill Lynch.

Retailing committed exposure declined $4.4 billion or nine percent at June 30, 2009 compared to December 31, 2008, driven by liquidation of some large retail exposures and seasonal paydowns as retailers and wholesalers worked to reduce inventory levels.

Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $329 million at June 30, 2009 compared to December 31, 2008, or less than one percent. An $8.7 billion decrease in legacy Bank of America committed exposure, driven primarily by decreases in homebuilder, unsecured and commercial land exposure, was mostly offset by the acquisition of Merrill Lynch. Construction and land development exposure comprised 32 percent of total real estate industry committed exposure at June 30, 2009. For more information on the commercial real estate and related portfolios, refer to the commercial real estate discussion beginning on page 173.

Monoline and related exposure

Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $56 million at June 30, 2009 and $126 million at December 31, 2008.

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

Monoline derivative credit exposure at June 30, 2009 had a notional value of $50.5 billion compared to $9.6 billion at December 31, 2008. Mark-to-market monoline derivative credit exposure was $15.4 billion at June 30, 2009 compared to $2.6 billion at December 31, 2008, driven by the addition of Merrill Lynch exposures as well as credit deterioration related to underlying counterparties and spread widening in both wrapped CDO and structured finance related exposures. At June 30, 2009, the counterparty credit valuation adjustment related to monoline derivative exposure was $8.6 billion, which reduced our net mark-to-market exposure to $6.8 billion. We do not hold collateral against these derivative exposures. During July 2009, we terminated super senior and other guaranteed monoline contracts with a notional value of $2.6 billion, a receivable of $1.6 billion and a counterparty credit valuation adjustment of $1.4 billion, or 87 percent, resulting in a loss of $52 million.

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

Investments in municipalities and corporations with purchased wraps at June 30, 2009 and December 31, 2008 had a notional value of $5.8 billion and $6.0 billion. Mark-to-market investment exposure was $5.5 billion at June 30, 2009 compared to $5.7 billion at December 31, 2008.

Table 33
Commercial Credit Exposure by Industry (1, 2, 3)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	June 30 2009	December 31 2008	June 30 2009	December 31 2008
Diversified financials	$74,089	$50,327	$121,600	$103,306
Real estate (4)	83,426	79,766	103,560	103,889
Government and public education	44,432	39,386	62,987	58,608
Capital goods	28,385	27,588	53,870	52,522
Healthcare equipment and services	31,635	31,280	47,382	46,785
Retailing	27,062	30,736	45,729	50,102
Consumer services	28,688	28,715	43,999	43,948
Commercial services and supplies	26,973	24,095	38,755	34,867
Materials	20,278	22,825	36,068	38,105
Individuals and trusts	26,648	22,752	35,290	33,045
Insurance	26,077	11,223	33,404	17,855
Food, beverage and tobacco	15,859	17,257	28,843	28,521
Utilities	10,484	8,230	26,860	19,272
Banks	21,416	22,134	24,831	26,493
Energy	12,208	11,885	24,776	22,732
Media	12,435	8,939	23,539	19,301
Transportation	13,421	13,050	19,554	18,561
Religious and social organizations	9,688	9,539	12,530	12,576
Consumer durables and apparel	5,383	6,219	10,198	10,862
Telecommunication services	3,892	3,681	10,123	8,036
Software and services	3,880	4,093	10,006	9,590
Pharmaceuticals and biotechnology	3,574	3,721	9,913	10,111
Technology hardware and equipment	3,446	3,971	9,902	10,371
Food and staples retailing	4,356	4,282	7,367	7,012
Automobiles and components	3,269	3,093	6,243	6,081
Other	6,049	9,962	10,883	12,781
Total commercial credit exposure by industry	$547,053	$498,749	$858,212	$805,332
Net credit default protection purchased on total commitments (5)			$(25,980)	$(9,654)

(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value in accordance with SFAS 159 and are comprised of loans outstanding of $7.0 billion and $5.4 billion, and issued letters of credit at notional value of $2.1 billion and $1.4 billion at June 30, 2009 and December 31, 2008. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $24.7 billion and $15.5 billion at June 30, 2009 and December 31, 2008.

(2)	Includes small business commercial – domestic exposure.

(3)

At June 30, 2009, total commercial utilized and total commercial committed exposure included $107.8 billion and $140.4 billion of exposure related to Merrill Lynch which included $37.8 billion and $44.0 billion in diversified financials and $16.5 billion and $18.0 billion in insurance with the remaining exposure spread across various industries.

(4)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(5)

Represents net notional credit protection purchased. At June 30, 2009, included net notional credit default protection purchased of $12.1 billion in single name credit default swaps related to the Merrill Lynch acquisition.

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.

At June 30, 2009 and December 31, 2008, we had net notional credit default protection purchased in our credit derivatives portfolio to cover the funded and unfunded portion of certain credit exposures of $26.0 billion and $9.7 billion. The increase from December 31, 2008 is primarily driven by the acquisition of Merrill Lynch. The mark-to-market impacts, including the cost of net credit default protection, hedging our exposure, resulted in net gains (losses) of $(1.5) billion and $(1.7) billion for the three and six months ended June 30, 2009 compared to net gains (losses) of $(234) million and $104 million for the same periods in 2008. The average VAR for these credit derivative hedges was $86 million and $79 million for the three and six months ending June 30, 2009 compared to $14 million and $16 million for the same periods in 2008.

The year-over-year increase in VAR was driven by the combination of the Merrill Lynch and Bank of America businesses in 2009. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that their combined average VAR was $96 million and $114 million for the three and six months ended June 30, 2009. Refer to the Trading Risk Management discussion beginning on page 190 for a description of our VAR calculation for the market-based trading portfolio.

Tables 34 and 35 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2009 and December 31, 2008.

Table 34

Net Credit Default Protection by Maturity Profile (1)

	June 30 2009	December 31 2008
Less than or equal to one year	9%	1%
Greater than one year and less than or equal to five years	85	92
Greater than five years	6	7
Total net credit default protection	100%	100%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of maturities for net credit default protection purchased is shown above.

Table 35

Net Credit Default Protection by Credit Exposure Debt Rating (1,2)

(Dollars in millions)	June 30, 2009		December 31, 2008
Ratings (3)	Net Notional	Percent	Net Notional	Percent
AAA	$35	(0.1)%	$30	(0.3)%
AA	(1,180)	4.5	(103)	1.1
A	(7,198)	27.7	(2,800)	29.0
BBB	(11,786)	45.4	(4,856)	50.2
BB	(3,057)	11.8	(1,948)	20.2
B	(891)	3.4	(579)	6.0
CCC and below	(1,921)	7.4	(278)	2.9
NR (4)	18	(0.1)	880	(9.1)
Total net credit default protection (5)	$(25,980)	100.0%	$(9,654)	100.0%

(1)

In order to mitigate the cost of purchasing credit protection, credit exposure can be added by selling credit protection. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

(2)	Ratings are refreshed on a quarterly basis.

(3)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.

(4)

In addition to names which have not been rated, “NR” includes $157 million and $948 million in net credit default swaps index positions at June 30, 2009 and December 31, 2008. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

(5)	At June 30, 2009, included net notional credit default protection purchased of $12.1 billion in single name credit default swaps that were acquired as part of the Merrill Lynch acquisition.

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

The notional amounts presented in Table 36 represent the total contract/notional amount of credit derivatives outstanding and includes both purchased and written protection. The credit risk amounts are measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements. The addition of Merrill Lynch and a significant increase in credit spreads associated with the financial industry across nearly all major credit indices during the first six months of 2009 drove the increase in counterparty credit risk for purchased protection. The $3.3 trillion increase in the contract/notional value of credit derivatives was driven by the addition of Merrill Lynch. For information on the performance risk of our written protection credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

Table 36

Credit Derivatives

	June 30, 2009		December 31, 2008
(Dollars in millions)	Contract/Notional	Credit Risk (1)	Contract/Notional	Credit Risk (1)
Credit derivatives
Purchased protection:
Credit default swaps	$2,634,742	$41,857	$1,025,850	$11,772
Total return swaps/other	15,936	3,611	6,601	1,678
Total purchased protection	2,650,678	45,468	1,032,451	13,450

Written protection:
Credit default swaps	2,620,196	-	1,000,034	-
Total return swaps/other	27,304	-	6,203	-
Total written protection	2,647,500	-	1,006,237	-
Total credit derivatives	$5,298,178	$45,468	$2,038,688	$13,450

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

Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment on certain derivatives assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral, and credit worthiness of the counterparty.

During the three and six months ended June 30, 2009, credit valuation adjustments for counterparty credit risk related to derivative assets of $697 million and $491 million were recognized as trading account profits, as $130 million and $1.3 billion of losses related to monoline insurers were more than offset by gains from narrowing credit spreads related to all other counterparties. At June 30, 2009, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $11.6 billion. For information on our monoline counterparty credit risk see the discussion on page 178, CDO-related counterparty credit risk see the Global Markets discussion beginning on page 126 and for more information on the VAR related to our counterparty credit risk see the Trading Risk Management discussion on page 190.

In addition, the fair value of the Corporation or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and six months ended June 30, 2009, credit valuation adjustments of $(1.6) billion and $83 million compared to $88 million and $241 million for the same periods in 2008 were recognized as trading account profits (losses) for changes in the Corporation or its subsidiaries’ credit risk. At June 30, 2009, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $1.6 billion.

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

Table 37 sets forth total foreign exposure broken out by region at June 30, 2009 and December 31, 2008. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the U.S. Total foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Exposures which are assigned external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

  Table 37

  Regional Foreign Exposure (1, 2, 3)

(Dollars in millions)	June 30 2009	December 31 2008
Europe	$164,741	$66,472
Asia Pacific	50,183	39,774
Latin America	18,699	11,378
Middle East and Africa	3,283	2,456
Other	17,300	10,988
Total	$254,206	$131,068

(1)	Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements.

(2)	Exposures have been reduced by $33.8 billion and $19.6 billion at June 30, 2009 and December 31, 2008. Such amounts represent the cash applied as collateral to derivatives assets.

(3)

Generally, resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

Our total foreign exposure was $254.2 billion at June 30, 2009, an increase of $123.1 billion from December 31, 2008 due to the acquisition of Merrill Lynch. Our foreign exposure remained concentrated in Europe, which accounted for $164.7 billion, or 65 percent, of total foreign exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries. The increase of $98.2 billion in Europe was primarily due to the acquisition of Merrill Lynch.

Asia Pacific was our second largest foreign exposure at $50.2 billion, or 20 percent, of total foreign exposure. The increase in Asia Pacific was primarily due to the acquisition of Merrill Lynch. Latin America accounted for $18.7 billion, or seven percent, of total foreign exposure. For more information on our Asia Pacific and Latin America exposure, see the discussion on the foreign exposure to selected countries defined as emerging markets below.

As shown in Table 38, at June 30, 2009 and December 31, 2008, the United Kingdom had total cross-border exposure of $61.9 billion and $13.3 billion, representing 2.74 percent and 0.73 percent of total assets. The United Kingdom was the only country where the total cross-border exposure exceeded one percent of our total assets at June 30, 2009. At June 30, 2009 and December 31, 2008, the largest concentration of the cross-border exposure to the United Kingdom was in the private sector. At June 30, 2009, Germany, with total cross-border exposure of $19.5 billion representing 0.86 percent of total assets, was the only other country that had total cross-border exposure which exceeded 0.75 percent of our total assets.

  Table 38

  Total Cross-border Exposure Exceeding One Percent of Total Assets (1, 2)

(Dollars in millions)		Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percentage of Total Assets
United Kingdom	June 30, 2009	$147	$7,949	$53,754	$61,850	2.74%
	December 31, 2008	543	567	12,167	13,277	0.73

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

(2)

At June 30, 2009 and December 31, 2008, total cross-border exposure for the United Kingdom included derivatives exposure of $5.3 billion and $3.2 billion which had been reduced by the amount of cash collateral applied of $6.5 billion and $4.5 billion. Derivative assets were collateralized by other marketable securities of $58 million and $124 million at June 30, 2009 and December 31, 2008.

As presented in Table 39, foreign exposure to borrowers or counterparties in emerging markets increased $5.7 billion to $51.5 billion at June 30, 2009, compared to $45.8 billion at December 31, 2008. The increase was due to the acquisition of Merrill Lynch partially offset by the sale of CCB common shares in the first and second quarters of 2009. Foreign exposure to borrowers or counterparties in emerging markets represented 20 percent and 35 percent of total foreign exposure at June 30, 2009 and December 31, 2008.

Table 39

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at June 30, 2009	Increase (Decrease) From December 31, 2008
Region/Country
Asia Pacific
China	$492	$218	$777	$10,679	$12,166	$-	$12,166	$(8,539)
South Korea	339	1,169	2,297	2,337	6,142	191	6,333	1,657
India	1,404	511	902	1,874	4,691	1,247	5,938	1,504
Singapore	637	165	336	1,072	2,210	-	2,210	641
Hong Kong	561	137	431	329	1,458	-	1,458	777
Philippines	24	28	51	474	577	1	578	490
Taiwan	259	20	90	114	483	87	570	(272)
Other Asia Pacific (7)	164	43	200	509	916	46	962	445
Total Asia Pacific	3,880	2,291	5,084	17,388	28,643	1,572	30,215	(3,297)
Latin America
Brazil	480	831	380	5,109	6,800	375	7,175	3,306
Mexico	2,124	246	395	2,866	5,631	106	5,737	1,580
Chile	230	476	421	66	1,193	3	1,196	617
Other Latin America (7)	126	264	471	520	1,381	144	1,525	878
Total Latin America	2,960	1,817	1,667	8,561	15,005	628	15,633	6,381
Middle East and Africa
South Africa	181	11	54	902	1,148	-	1,148	821
United Arab Emirates	387	36	163	73	659	-	659	249
Other Middle East and Africa (7)	537	65	223	553	1,378	-	1,378	(340)
Total Middle East and Africa	1,105	112	440	1,528	3,185	-	3,185	730
Central and Eastern Europe
Russian Federation	256	-	171	304	731	-	731	639
Other Central and Eastern Europe (7)	675	165	372	527	1,739	-	1,739	1,202
Total Central and Eastern Europe	931	165	543	831	2,470	-	2,470	1,841
Total emerging market exposure	$8,876	$4,385	$7,734	$28,308	$49,303	$2,200	$51,503	$5,655

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value in accordance with SFAS 159 at June 30, 2009 and December 31, 2008.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.

(3)

Derivative assets are reported on a mark-to-market basis and have been reduced by the amount of cash collateral applied of $774 million and $152 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008 there were $863 million and $531 million of other marketable securities collateralizing derivative assets.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at June 30, 2009 was $15.3 billion compared to $12.6 billion at December 31, 2008. Local liabilities at June 30, 2009 in Asia Pacific and Latin America were $14.8 billion and $451 million, of which $7.6 billion were in Singapore, $2.0 billion were in Hong Kong, $1.4 billion were in India, $1.3 billion were in South Korea, $1.3 billion were in China and $521 million were in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, or Other Central and Eastern Europe had total foreign exposure of more than $500 million.

At June 30, 2009 and December 31, 2008, 59 percent and 73 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific decreased by $3.3 billion driven by the sale of CCB common shares in the first and second quarters of 2009. Our exposure in China was primarily related to our equity investment in CCB which accounted for $9.2 billion and $19.7 billion at June 30, 2009 and December 31, 2008. For more information on our CCB investment refer to the All Other discussion beginning on page 136.

At June 30, 2009, 30 percent of the emerging markets exposure was in Latin America compared to 20 percent at December 31, 2008. Latin America emerging markets exposure increased by $6.4 billion due to the acquisition of Merrill Lynch. Our exposure in Brazil was largely related to the carrying value of our investment in Banco Itaú, which accounted for $3.5 billion and $2.5 billion in Brazil at June 30, 2009 and December 31, 2008. Our equity investment in Banco Itaú represents five percent and eight percent of its outstanding voting and non-voting shares at June 30, 2009 and December 31, 2008. Our exposure in Mexico was primarily related to our 24.9 percent equity investment in Santander which accounted for $2.4 billion and $2.1 billion at June 30, 2009 and December 31, 2008.

At both June 30, 2009 and December 31, 2008, approximately six percent of the emerging markets exposure was in Middle East and Africa. Middle East and Africa emerging markets exposure increased by $730 million, due to the acquisition of Merrill Lynch which was partially offset by the decline in cross-border securities and other investments exposures in Bahrain.

At June 30, 2009 and December 31, 2008, five percent and one percent of the emerging markets exposure was in Central and Eastern Europe which increased by $1.8 billion, due to the acquisition of Merrill Lynch.

Provision for Credit Losses

The provision for credit losses increased $7.5 billion to $13.4 billion and $14.9 billion to $26.8 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008.

The consumer portion of the provision for credit losses increased $5.2 billion to $10.3 billion and $11.3 billion to $21.0 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008. The higher provision expense was largely driven by net charge-offs and reserve increases in our consumer real estate portfolios, reflective of deterioration in the economy and housing markets particularly in geographic areas that have experienced the most significant declines in home prices. The weak economy also drove higher credit costs in the consumer credit card portfolio. Reserve additions related to maturing credit card securitizations were a contributor as well. Furthermore, reserves were increased $750 million and $1.6 billion for the three and six months ended June 30, 2009, to reflect additional deterioration in our Countrywide and Merrill Lynch consumer SOP 03-3 portfolios. In the six month comparison, the weakened economy also drove higher credit costs in consumer lending portfolios.

The commercial portion of the provision for credit losses increased $2.3 billion to $3.1 billion and $3.7 billion to $5.8 billion for the three and six months ended June 30, 2009 compared to the same periods in 2008. The increase was primarily driven by reserve increases and higher net charge-offs in commercial real estate, reflecting deterioration across various property types, and the commercial domestic portfolio, reflecting broad-based deterioration in terms of borrowers and industries. Also contributing in the six month comparison were higher net charge-offs in our small business portfolios within Global Card Services, reflecting the impacts of a weak economy.

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

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases excluding loans measured at fair value. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of June 30, 2009 quarterly updating of historical loss experience resulted in increases in the allowance for loan and lease losses in the commercial domestic and real estate portfolios. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of June 30, 2009 quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses across most consumer products.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 41 was $25.2 billion at June 30, 2009, an increase of $8.6 billion from December 31, 2008. This increase was primarily related to the impacts of the weak economy and deterioration in the housing markets, which drove reserve builds for higher losses across most consumer portfolios. With respect to the Countrywide and Merrill Lynch SOP 03-3 portfolios, updating of our expected principal cash flows resulted in an increase in reserves in the home equity and residential mortgage portfolios and a reduction in the discontinued real estate portfolios.

The allowance for commercial loan and lease losses was $8.6 billion at June 30, 2009, a $2.1 billion increase from December 31, 2008. The increase in allowance levels was driven by reserve increases on the commercial real estate and domestic portfolios within Global Banking and higher losses in the small business portfolio within Global Card Services. For further discussion, see Provision for Credit Losses beginning on page 186.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.61 percent at June 30, 2009, compared to 2.49 percent at December 31, 2008. The increase in the ratio was primarily driven by consumer reserve increases for higher losses in the residential mortgage, consumer card, home equity and consumer lending portfolios reflective of deterioration in the housing markets and the impact of the weak economy. Reserve increases in the commercial domestic and commercial real estate portfolios reflective of broad based deterioration across various borrowers, industries, and property types also drove the ratio increase. The June 30, 2009 and December 31, 2008 ratios include the impact of SOP 03-3 portfolios.

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

The reserve for unfunded lending commitments at June 30, 2009 was $2.0 billion compared to $421 million at December 31, 2008. The increase was largely driven by the fair value of the acquired Merrill Lynch unfunded commitments.

Table 40 presents a rollforward of the allowance for credit losses for the three and six months ended June 30, 2009 and 2008.

  Table 40

  Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Allowance for loan and lease losses, beginning of period	$29,048	$14,891	$23,071	$11,588
Loans and leases charged off
Residential mortgage	(1,105)	(159)	(1,904)	(229)
Home equity	(1,876)	(953)	(3,586)	(1,456)
Discontinued real estate	(38)	n/a	(53)	n/a
Credit card – domestic	(1,835)	(1,056)	(3,312)	(2,006)
Credit card – foreign	(298)	(155)	(501)	(290)
Direct/Indirect consumer	(1,705)	(819)	(3,202)	(1,538)
Other consumer	(111)	(99)	(228)	(202)
Total consumer charge-offs	(6,968)	(3,241)	(12,786)	(5,721)
Commercial – domestic (1)	(1,343)	(579)	(2,252)	(1,049)
Commercial real estate	(636)	(136)	(1,091)	(244)
Commercial lease financing	(49)	(12)	(118)	(33)
Commercial – foreign	(130)	(9)	(235)	(16)
Total commercial charge-offs	(2,158)	(736)	(3,696)	(1,342)
Total loans and leases charged off	(9,126)	(3,977)	(16,482)	(7,063)
Recoveries of loans and leases previously charged off
Residential mortgage	20	8	34	12
Home equity	37	30	66	37
Discontinued real estate	3	n/a	3	n/a
Credit card – domestic	47	80	98	183
Credit card – foreign	22	23	39	49
Direct/Indirect consumer	230	159	478	323
Other consumer	12	16	32	33
Total consumer recoveries	371	316	750	637
Commercial – domestic (2)	34	32	66	61
Commercial real estate	7	-	7	1
Commercial lease financing	5	6	7	12
Commercial – foreign	8	4	9	18
Total commercial recoveries	54	42	89	92
Total recoveries of loans and leases previously charged off	425	358	839	729
Net charge-offs	(8,701)	(3,619)	(15,643)	(6,334)
Provision for loan and lease losses	13,347	5,830	26,699	11,851
Other (3)	91	28	(342)	25
Allowance for loan and lease losses, June 30	33,785	17,130	33,785	17,130
Reserve for unfunded lending commitments, beginning of the period	2,102	507	421	518
Provision for unfunded lending commitments	28	-	56	(11)
Other (4)	(138)	-	1,515	-
Reserve for unfunded lending commitments, June 30	1,992	507	1,992	507
Allowance for credit losses, June 30	$35,777	$17,637	$35,777	$17,637

Loans and leases outstanding at June 30 (5)	$935,286	$865,450	$935,286	$865,450
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5, 6)	3.61%	1.98%	3.61%	1.98%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (6)	4.27	2.18	4.27	2.18
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (5, 6)	2.48	1.67	2.48	1.67
Average loans and leases outstanding at June 30 (5, 6)	$958,719	$873,723	$972,552	$872,352
Net charge-offs as a percentage of average loans and leases outstanding at June 30 (5, 6)	3.64%	1.67%	3.24%	1.46%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 6)	116	187	116	187
Ratio of the allowance for loan and lease losses at June 30 to net charge-offs (6)	0.97	1.18	1.07	1.34

(1)

Includes small business commercial – domestic charge-offs of $788 million and $1.4 billion for the three and six months ended June 30, 2009 compared to $489 million and $862 million for the same periods in 2008.

(2)

Includes small business commercial – domestic recoveries of $15 million and $26 million for the three and six months ended June 30, 2009 compared to $12 million and $21 million for the same periods in 2008.

(3)

For the six months ended June 30, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation. This reduction was partially offset by a $340 million increase associated with the reclassification of the December 31, 2008 receivable expected to be reimbursable under residential mortgage cash collateralized synthetic securitizations from the allowance for loan and lease losses to other assets.

(4)

For the three and six months ended June 30, 2009, this amount represents the fair value of the acquired Merrill Lynch unfunded lending commitments excluding those accounted for in accordance with SFAS 159, net of accretion.

(5)

Outstanding loan and lease balances and ratios do not include loans measured at fair value in accordance with SFAS 159 at June 30, 2009 and 2008. Loans measured at fair value were $7.0 billion and $5.0 billion at June 30, 2009 and 2008. Average loans measured at fair value were $7.4 billion and $7.5 billion during the three and six months ended June 30, 2009 compared to $4.9 billion and $4.8 billion for the same periods in 2008.

(6)

We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 156 and Commercial Portfolio Credit Risk Management beginning on page 169.

n/a = not applicable

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 41 presents our allocation by product type.

  Table 41

  Allocation of the Allowance for Credit Losses by Product Type (1)

	June 30, 2009			December 31, 2008
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)
Allowance for loan and lease losses
Residential mortgage	$4,119	12.19%	1.67%	$1,382	5.99%	0.56%
Home equity	8,664	25.64	5.59	5,385	23.34	3.53
Discontinued real estate	398	1.18	2.28	658	2.85	3.29
Credit card – domestic	5,153	15.25	10.53	3,947	17.11	6.16
Credit card – foreign	1,320	3.91	6.46	742	3.22	4.33
Direct/Indirect consumer	5,369	15.89	5.41	4,341	18.81	5.20
Other consumer	210	0.63	6.22	203	0.88	5.87
Total consumer	25,233	74.69	4.27	16,658	72.20	2.83
Commercial – domestic (3)	5,486	16.24	2.52	4,339	18.81	1.98
Commercial real estate	2,396	7.09	3.19	1,465	6.35	2.26
Commercial lease financing	255	0.75	1.14	223	0.97	1.00
Commercial – foreign	415	1.23	1.39	386	1.67	1.25
Total commercial (4)	8,552	25.31	2.48	6,413	27.80	1.90
Allowance for loan and lease losses	33,785	100.00%	3.61	23,071	100.00%	2.49
Reserve for unfunded lending commitments (5)	1,992			421
Allowance for credit losses	$35,777			$23,492

(1)

We account for acquired impaired loans in accordance with SOP 03-3. For more information on the impact of SOP 03-3 on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 156 and Commercial Portfolio Credit Risk Management beginning on page 169.

(2)

Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans measured in accordance with SFAS 159 for each loan and lease category. Loans measured at fair value include commercial – domestic loans of $4.4 billion and $3.5 billion, commercial – foreign loans of $2.5 billion and $1.7 billion, and commercial real estate loans of $123 million and $203 million at June 30, 2009 and December 31, 2008.

(3)	Includes allowance for small business commercial – domestic loans of $2.8 billion and $2.4 billion at June 30, 2009 and December 31, 2008.

(4)	Includes allowance for loan and lease losses for impaired commercial loans of $1.6 billion and $691 million at June 30, 2009 and December 31, 2008.

(5)

Amounts for the periods beginnings January 1, 2009 include the Merrill Lynch acquisition. The majority of the increase from December 31, 2008 relates to the fair value of the acquired Merrill Lynch unfunded lending commitments, excluding commitments accounted for under SFAS 159.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and proprietary trading operations, the ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 67 through 75 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2009 as compared with the three months ended March 31, 2009. During the three months ended June 30, 2009, positive trading-related revenue was recorded for 84 percent of the trading days of which 73 percent were daily trading gains of over $25 million, eight percent of the trading days had losses greater than $25 million, and the largest loss was $100 million. This can be compared to the three months ended March 31, 2009, where positive trading-related revenue was recorded for 93 percent of the trading days of which 82 percent were daily trading gains of over $25 million, five percent of the trading days had losses greater than $25 million, and the largest loss was $81 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VAR is a key statistic used to measure market risk. Additionally, VAR is evaluated for our non-trading related hedges for certain exposures in our commercial credit portfolio, and is excluded from the following discussion. For more information see discussion on page 180. In order to manage day-to-day risks, VAR is subject to trading limits both for our overall trading portfolio and within individual businesses. All limit excesses are communicated to management for review.

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

The following graph shows daily trading-related revenue and VAR for the twelve months ended June 30, 2009. Actual losses exceeded daily trading VAR one time in the twelve months ended June 30, 2009 and fifteen times in the twelve months ended June 30, 2008. The losses that exceeded daily trading VAR for the twelve months ended June 30, 2008, occurred during the market disruption.

Table 42 presents average, high and low daily trading VAR for the three months ended June 30, 2009, March 31, 2009, and June 30, 2008, as well as average daily trading VAR for the six months ended June 30, 2009 and June 30, 2008.

  Table 42

  Trading Activities Market Risk VAR

	Three Months Ended June 30, 2009			Three Months Ended March 31, 2009			Three Months Ended June 30, 2008			Six Months Ended June 30
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	2009 Average	2008 Average
Foreign exchange	$9.5	$13.2	$6.8	$15.6	$26.1	$9.7	$7.9	$11.2	$6.2	$12.5	$7.3
Interest rate	62.9	82.0	43.6	68.3	92.1	48.4	39.2	68.3	23.4	65.5	29.4
Credit	163.7	241.9	124.8	241.6	338.7	184.3	67.5	106.6	57.0	202.0	67.7
Real estate/mortgage	42.1	54.2	32.4	51.3	70.4	41.4	23.9	36.4	16.1	46.6	22.0
Equities	35.1	54.2	23.6	36.3	54.9	27.1	24.4	40.0	18.4	35.7	25.6
Commodities	20.6	25.6	16.9	20.1	29.1	16.0	11.1	15.0	7.7	20.4	10.3
Portfolio diversification	(166.2)	-	-	(188.6)	-	-	(86.5)	-	-	(177.2)	(73.5)

Total market-based trading portfolio (2)	$167.7	$212.3	$126.5	$244.6	$325.2	$187.0	$87.5	$113.0	$70.1	$205.5	$88.8

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(2)	The table above does not include credit protection purchased to manage our counterparty credit risk.

The decreases in average VAR during the second quarter of 2009 resulted from decreased volatility in the markets and from narrower credit spreads. In periods of market stress, the GRC members communicate daily to discuss losses and VAR limit excesses. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macro economic hedges are executed to reduce the exposure.

Counterparty credit risk is an adjustment to the mark-to-market value of our derivative exposures reflecting the impact of the credit quality of counterparties on our derivative assets. Since counterparty credit exposure is not included in the VAR component of the regulatory capital allocation, we do not include it in our trading VAR, and it is therefore not included in the daily trading-related revenue illustrated in our histogram.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. Additionally, hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. In addition to the value afforded by the results themselves this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. As a result of the acquisition of Merrill Lynch, we are extending the legacy Bank of America stress testing capabilities to the positions maintained on the legacy Merrill Lynch platform. We are also reviewing our scenarios to ensure that they fully capture the material risks of the post-acquisition business, and that they reflect recent market experience. Our efforts to fully integrate legacy Bank of America and legacy Merrill Lynch stress testing and scenario processes remain on track and are expected to be completed during the second half of 2009.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have to these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at June 30, 2009 and December 31, 2008 were as follows:

Table 43 Forward Rates
	June 30, 2009			December 31, 2008
	Federal Funds	Three- Month LIBOR	10-Year Swap	Federal Funds	Three- Month LIBOR	10-Year Swap
Spot rates	0.25%	0.60%	3.76%	0.25%	1.43%	2.56%
12-month forward rates	1.06	1.54	4.18	0.75	1.41	2.80

For the six months ended June 30, 2009, the spread between the spot three-month LIBOR rate and the Federal Funds target rate had narrowed since December 31, 2008. We are typically asset sensitive to Federal Funds and Prime rates, and liability sensitive to LIBOR. Net interest income benefits as the spread between Federal Funds and LIBOR narrows.

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next 12 months from June 30, 2009 and December 31, 2008, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 105.

  Table 44

  Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	June 30 2009	December 31 2008
+100 bps Parallel shift	+100	+100	$296	$144

-100 bps Parallel shift	-100	-100	(740)	(186)

Flatteners

Short end	+100	-	(23)	(545)

Long end	-	-100	(481)	(638)

Steepeners

Short end	-100	-	(273)	453

Long end	-	+100	314	698

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

Our core net interest income – managed basis was asset sensitive to a parallel move in interest rates at both June 30, 2009 and December 31, 2008. Beyond what is already implied in the forward market curve, the interest rate risk position has become more exposed to declining rates since December 31, 2008 driven by the deleveraging of the ALM portfolio and the acquisition of Merrill Lynch. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. As of June 30, 2009 and December 31, 2008, AFS debt securities were $257.5 billion and $276.9 billion. This decrease was due to the deleveraging of our ALM portfolio through the sale of mortgage-backed securities partially offset by the acquisition of Merrill Lynch. During the three months ended June 30, 2009 and 2008, we purchased AFS debt securities of $37.4 billion and $47.2 billion, sold $23.5 billion and $22.4 billion, and had maturities and received paydowns of $18.0 billion and $7.5 billion. We realized $632 million and $127 million in gains on sales of debt securities during the three months ended June 30, 2009 and 2008. In addition, we securitized $5.1 billion and $16.7 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the three months ended June 30, 2009 and 2008.

During the six months ended June 30, 2009 and 2008, we purchased AFS debt securities of $43.7 billion and $82.3 billion, sold $75.3 billion and $48.6 billion, and had maturities and received paydowns of $31.9 billion and $12.7 billion. We realized $2.1 billion and $352 million in gains on sales of debt securities during the six months ended June 30, 2009 and 2008. In addition, we securitized $5.4 billion and $21.5 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the six months ended June 30, 2009 and 2008.

Accumulated OCI includes $3.1 billion in after-tax losses at June 30, 2009, including $3.4 billion of net unrealized losses related to AFS debt securities and $345 million of net unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $257.5 billion at June 30, 2009 with a weighted-average duration of 4.8 years and primarily relates to our mortgage-backed securities portfolio.

The amount of pre-tax accumulated OCI loss related to AFS debt securities decreased by $3.4 billion and $3.7 billion during the three and six months ended June 30, 2009. For those securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery and it is more likely than not that we will not be required to sell the securities prior to recovery.

We recognized $1.0 billion and $1.4 billion of other-than-temporary impairment losses through earnings on AFS debt securities during the three and six months ended June 30, 2009 compared to $515 million and $1.1 billion for the same periods in 2008. We also recognized $326 million of other-than-temporary impairment losses on AFS marketable equity securities during the six months ended June 30, 2009 compared to $14 million for the same period in 2008. No such losses were recognized for the three months ended June 30, 2009 and 2008.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition of the issuer of the security and its ability to recover market value; and the Corporation’s intent and ability to hold the security to recovery. Based on the Corporation’s evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at June 30, 2009 are other-than-temporarily impaired.

We adopted the provisions of FSP FAS 115-2 as of January 1, 2009. As prescribed by FSP FAS 115-2, for the three and six months ended June 30, 2009, we recognized the credit component of an other-than-temporary impairment of debt securities in earnings and the noncredit component in OCI for those securities in which the Corporation does not intend to sell the security and it is more likely than not that the Corporation will not be required to sell the security prior to recovery. For more information on the adoption of FSP FAS 115-2 see Note 5 – Securities to the Consolidated Financial Statements.

Residential Mortgage Portfolio

At June 30, 2009 and December 31, 2008, residential mortgages were $246.0 billion and $248.1 billion. We retained $7.8 billion and $9.0 billion in first mortgages originated by Home Loans & Insurance during the three months ended June 30, 2009 and 2008. We securitized $5.1 billion and $16.7 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the three months ended June 30, 2009 and 2008. We had no purchases of residential mortgages related to ALM activities during the three months ended June 30, 2009, compared to purchases of $239 million during the same period in 2008. We sold $5.2 billion of residential mortgages during the three months ended June 30, 2009, of which $4.9 billion were originated residential mortgages and $252 million were previously purchased from third parties. These sales resulted in gains of $26 million and $2 million. This compares to sales of $14.7 billion during the three months ended June 30, 2008, which were comprised of $14.3 billion in originated residential mortgages and $466 million mortgages previously purchased from third parties. These sales resulted in gains of $243 million and $2 million. We received paydowns of $12.8 billion and $8.5 billion during the three months ended June 30, 2009 and 2008.

We retained $12.8 billion and $21.6 billion in first mortgages originated by Home Loans & Insurance during the six months ended June 30, 2009 and 2008. We securitized $5.4 billion and $21.5 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the six months ended June 30, 2009 and 2008. We had no purchases of residential mortgages related to ALM activities during the six months ended June 30, 2009, compared to purchases of $283 million during the same period in 2008. We sold $5.7 billion of residential mortgages during the six months ended June 30, 2009 of which $5.1 billion were originated residential mortgages and $648 million were previously purchased from third parties. These sales resulted in gains of $39 million and $6 million. This compares to sales of $23.2 billion during the six months ended June 30, 2008, which were comprised of $19.9 billion in originated residential mortgages and $3.3 billion mortgages previously purchased from third parties. These sales resulted in gains of $369 million and $34 million. We received paydowns of $22.6 billion and $16.7 billion during the six months ended June 30, 2009 and 2008.

The discontinued real estate portfolio that was acquired in connection with Countrywide had a balance of $17.5 billion at June 30, 2009 compared to $20.0 billion at December 31, 2008 and was incorporated into our ALM activities.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 45 reflects the notional amounts, fair value, weighted-average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at June 30, 2009 and December 31, 2008. These amounts do not include our derivative hedges on our net investments in consolidated foreign operations and MSRs.

Changes to the composition of our derivatives portfolio during the six months ended June 30, 2009 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivative portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions increased from $5.0 billion at December 31, 2008 to $9.9 billion at June 30, 2009. Changes in the levels of the option positions were driven by $3.7 billion of swaptions acquired as a result of the Merrill Lynch acquisition. Our interest rate swap positions (including foreign exchange contracts) were a net receive fixed position of $187.4 billion at June 30, 2009 compared to a net receive fixed position of $50.3 billion at December 31, 2008. Changes in the notional levels of our interest rate swap position were driven by the net addition of $119.2 billion in U.S. dollar-denominated receive fixed swaps, the net addition of $21.9 billion in pay fixed swaps and the net addition of $39.8 billion in foreign denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps was $110.1 billion and $54.6 billion at June 30, 2009 and December 31, 2008.

The following table includes derivatives utilized in our ALM activities, including those designated as SFAS 133 accounting hedges and economic hedges. The fair value of net ALM contracts increased $4.0 billion from a gain of $6.4 billion at December 31, 2008 to a gain of $10.4 billion at June 30, 2009. The increase was primarily attributable to changes in the value of U.S. dollar-denominated receive fixed interest rate swaps of $2.1 billion, foreign exchange contracts of $1.1 billion, pay fixed interest rate swaps of $540 million, foreign exchange basis swaps of $202 million, same currency basis swaps of $88 million and option products of $81 million. The increase was partially offset by a loss from changes in the value of futures and forward rate contracts of $106 million.

Table 45
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

June 30, 2009		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$4,192								4.08
Notional amount		$146,338	$1,454	$11,065	$18,819	$56,333	$7,853	$50,814
Weighted-average fixed rate		3.34%	4.29%	2.65%	1.91%	2.18%	4.13%	5.24%
Pay fixed interest rate swaps (1)	540
Notional amount		$21,883	$-	$3,645	$525	$7,818	$1,177	$8,718	6.05
Weighted-average fixed rate		2.55%	-%	1.93%	3.12%	1.93%	3.20%	3.25%
Same currency basis swaps (3)	88
Notional amount		$36,884	$4,952	$2,219	$4,104	$13,059	$4,156	$8,394
Foreign exchange basis swaps (2, 4, 5)	3,398
Notional amount		110,069	6,085	9,856	12,881	15,621	14,657	50,969
Option products (6)	81
Notional amount		9,922	5,000	521	1,800	950	100	1,552
Foreign exchange contracts (2, 5, 7)	2,149
Notional amount (8)		62,796	17,682	6,159	3,848	3,732	6,646	24,729
Futures and forward rate contracts	(48)
Notional amount (8)		(6,821)	(6,821)	-	-	-	-
Net ALM contracts	$10,400

December 31, 2008
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter	Average Estimated Duration
Receive fixed interest rate swaps (1, 2)	$2,103								4.93
Notional amount		$27,166	$17	$4,002	$-	$9,258	$773	$13,116
Weighted-average fixed rate		4.08%	7.35%	1.89%	-%	3.31%	4.53%	5.27%
Foreign exchange basis swaps (2, 4, 5)	3,196
Notional amount		$54,569	$4,578	$6,192	$3,986	$8,916	$4,819	$26,078
Option products (6)	-
Notional amount		5,025	5,000	22	-	-	-	3
Foreign exchange contracts (2, 5, 7)	1,070
Notional amount (8)		23,063	2,313	4,021	1,116	1,535	486	13,592
Futures and forward rate contracts	58
Notional amount (8)		(8,793)	(8,793)	-	-	-	-	-
Net ALM contracts	$6,427

(1)

At June 30, 2009, the receive fixed interest rate swap notional that represented forward starting swaps that will not be effective until their respective contractual start dates was $509 million and the forward starting pay fixed swap positions was $2.5 billion. There were no forward starting pay or receive fixed swap positions at December 31, 2008.

(2)

Does not include basis adjustments on fixed rate debt issued by the Corporation and hedged under fair value hedge relationships pursuant to SFAS 133 that substantially offset the fair values of these derivatives.

(3)

At June 30, 2009, same currency basis swaps consist of $36.9 billion in both foreign and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency. There were no same currency basis swaps at December 31, 2008.

(4)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.

(6)

Option products of $9.9 billion at June 30, 2009 are comprised of $5.0 billion in purchased caps and $4.9 billion in swaptions. Option products of $5.0 billion at December 31, 2008 are comprised completely of purchased caps.

(7)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $62.9 billion in foreign-denominated and cross-currency receive fixed swaps and $122 million in foreign currency forward rate contracts at June 30, 2009, and $23.1 billion in foreign-denominated and cross-currency receive fixed swaps and $78 million in foreign currency forward rate contracts at December 31, 2008.

(8)	Reflects the net of long and short positions.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corporation also utilizes equity-indexed derivatives accounted for as SFAS 133 cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.0 billion and $3.5 billion at June 30, 2009 and December 31, 2008. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at June 30, 2009, the pre-tax net losses are expected to be reclassified into earnings as follows: $460 million, or 10 percent within the next year, 65 percent within five years, and 88 percent within 10 years, with the remaining 12 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

In addition to the derivatives disclosed in Table 45 above, we hedge our net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days as well as by issuing foreign-denominated debt. The Corporation recorded pre-tax losses from derivatives and foreign denominated debt of $2.4 billion in accumulated OCI associated with net investment hedges for the six months ended June 30, 2009 as compared to pre-tax gains of $8 million for the same period in 2008. Additionally, the Corporation recorded pre-tax unrealized gains of $1.6 billion in accumulated OCI associated with changes in the value of our net investments in consolidated foreign entities for the six months ended June 30, 2009 as compared to pre-tax unrealized gains of $102 million for the same period in 2008.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subjects us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At June 30, 2009 and December 31, 2008, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $172.3 billion and $97.2 billion.

MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, euro dollar futures, mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at June 30, 2009 were $1.5 trillion and $49.4 billion, for a total notional amount of $1.6 trillion. At December 31, 2008, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.0 trillion and $87.5 billion, for a total notional amount of $1.1 trillion. For the three and six months ended June 30, 2009, we recorded losses in mortgage banking income of $3.4 billion and $3.2 billion related to the change in fair value of these economic hedges compared to losses of $558 million and $292 million for the same periods in 2008. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see the Home Loans & Insurance discussion beginning on page 116.

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

With regards to the Merrill Lynch acquisition, we continue to integrate our operational risk management strategies, policies, practices, controls and monitoring tools.

ASF Framework

In December 2007, the American Securitization Forum (ASF) issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Adjustable Rate Mortgage Loans (the ASF Framework). The ASF Framework was developed to address large numbers of subprime loans that are at risk of default when the loans reset from their initial fixed interest rates to variable rates. The objective of the framework is to provide uniform guidelines for evaluating large numbers of loans for refinancing in an efficient manner while complying with the relevant tax regulations and off-balance sheet accounting standards for loan securitizations. The ASF Framework targets loans that were originated between January 1, 2005 and July 31, 2007 and have an initial fixed interest rate period of 36 months or less, which are scheduled for their first interest rate reset between January 1, 2008 and July 31, 2010. For more information regarding the ASF Framework, please refer to the ASF Framework discussion beginning on page 76 in the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

As of June 30, 2009, the principal balance of beneficial interests issued by the QSPEs that hold subprime ARMs totaled $76.5 billion and the fair value of beneficial interests related to those QSPEs held by the Corporation totaled $10.3 million. The following table presents a summary of loans in QSPEs that hold subprime ARMs as of June 30, 2009 as well as workout and payoff activity for the subprime loans by ASF categorization for the six months ended June 30, 2009.

  Table 46

  QSPE Loans Subject to ASF Framework Evaluation

	June 30, 2009		Activity During the Six Months Ended June 30, 2009
(Dollars in millions)	Balance	Percent	Payoffs	Fast-track Modifications	Other Workout Activities	Foreclosures
Segment 1	$5,380	7.0%	$306	$-	$373	$8
Segment 2	8,492	11.1	88	32	1,267	26
Segment 3	19,926	26.1	412	-	3,017	2,079
Total subprime ARMs	33,798	44.2	806	32	4,657	2,113
Other loans	40,458	52.9	168	n/a	741	196
Foreclosed properties	2,197	2.9	n/a	n/a	2	n/a
Total	$76,453	100.0%	$974	$32	$5,400	$2,309
n/a = not applicable

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. The balance of our financial assets and liabilities has significantly increased with the acquisition of Merrill Lynch. As such, we have included the discussion below. We have also provided information on our goodwill and intangible assets as we continue impairment testing as of June 30, 2009. Other complex accounting estimates are summarized in Complex Accounting Estimates on pages 76 through 80 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

Trading account assets and liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of trading account assets or liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At June 30, 2009, $26.2 billion, or 13 percent, of trading account assets were classified as Level 3 fair value assets and $359 million, or less than one percent, of trading account liabilities were classified as Level 3 fair value liabilities.

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The Corporation does incorporate, consistent with the requirements of SFAS 157, within its fair value measurements of over-the-counter derivatives the net credit differential between the counterparty credit risk and our own credit risk. The value of the credit differential is determined by reference to existing direct market reference costs of credit, or where direct references are not available, a proxy is applied consistent with direct references for other counterparties that are similar in credit risk. An estimate of severity of loss is also used within the determination of fair value, primarily based on historical experience, adjusted for any more recent name specific expectations.

At June 30, 2009, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $34.7 billion and $25.3 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variable. Further, they both represented approximately two percent of derivative assets and liabilities, before the impact of legally enforceable master netting agreements. During the six months ended June 30, 2009, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Trading account profits (losses), which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits (losses) are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential daily loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At June 30, 2009, the amount of our VAR was $148 million based on a 99 percent confidence level. For more information on VAR, see Trading Risk Management beginning on page 190.

AFS debt and marketable equity securities are recorded at fair value, which is generally based on quoted market prices, market prices for similar assets, cash flow analysis or pricing services.

Goodwill and Intangible Assets

The nature of and accounting for goodwill and intangible assets is discussed in detail in Note 10 – Goodwill and Intangible Assets as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed at June 30 or in interim periods if events or circumstances indicate a potential impairment. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill. As discussed in more detail in Note 19 – Business Segment Information to the Consolidated Financial Statements, the Corporation changed its basis of presentation from three segments to six segments effective January 1, 2009 in connection with the Merrill Lynch acquisition. As a result, the reporting units to be utilized for goodwill impairment tests will be the business segment or, where appropriate, one level below the business segments.

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

For intangible assets subject to amortization, impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from it. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value. There were no intangible asset impairments during the six months ended June 30, 2009.

The Corporation’s stock price, consistent with stock prices in the financial services industry, has declined significantly during the past nine months primarily due to the deterioration in the financial markets as the overall economy moved into a recession, the economic outlook and the increased risk of government intervention. During this period, our market capitalization fell below its recorded book value. As none of our reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that recent fluctuations in our market capitalization as a result of the recession and market dislocation, are reflective of actual cash flows and the fair value of our reporting units.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach and the market approach and included the use of independent valuations. The fair values of the intangible assets were determined using the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. We utilized discount rates that we believe adequately reflected the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. For purposes of the market approach, valuations of reporting units were estimated from market multiples derived from the stock prices of comparable publicly traded companies in similar industries of the reporting unit.

Due to continued stress for Home Loans & Insurance and Global Card Services as a result of current market conditions we concluded, consistent with the first quarter of 2009, that an additional impairment analysis should be performed for these two reporting units in the second quarter of 2009. In the first step of the goodwill impairment analysis, the fair value of Home Loans & Insurance was estimated under the market approach and the fair value of Global Card Services was estimated under the income approach. Under the market approach valuation for Home Loans & Insurance, significant assumptions included market multiples and a control premium. In Global Card Services’ valuation under the income approach, the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. Under the first step, both Home Loans & Insurance and Global Card Services passed. Although not required, to further substantiate the value of our goodwill balance, we also performed the second step of the goodwill impairment analysis for both reporting units. Significant assumptions in the fair valuation of the assets and liabilities of the reporting units in the step two analysis included discount rates, loss rates, interest rates and new account growth. As of the date of the goodwill impairment analysis, the carrying amount of the business, fair value of the business and goodwill for Home Loans & Insurance was $15.2 billion, $18.7 billion and $4.8 billion, respectively, and for Global Card Services was $41.4 billion, $42.9 billion and $22.3 billion, respectively. Based on the results of our tests, no goodwill impairment was recognized during the second quarter of 2009.

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

We are in the process of performing our annual impairment test as of June 30, 2009. Based on preliminary tests performed, all reporting units pass the first step of the goodwill impairment analysis and there is no goodwill impairment.

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

At-The-Market Offering – A form of equity issuance where an exchange-listed company incrementally sells newly issued shares into the trading market through a designated broker-dealer at prevailing market prices, rather than via a traditional underwritten offering of a fixed number of shares at a fixed price all at once.

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

Credit Card Accountability Responsibility and Disclosure (CARD) Act of 2009 – Legislation signed into law on May 22, 2009 to provide a number of changes to credit card practices, including restricting credit card issuers’ ability to price customers to reflect their individual risk, changing the way payments are applied to customer accounts and requiring new disclosures. The majority of the provisions in the law become effective February 2010.

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

Making Home Affordable Plan (MHA) – A plan announced on February 18, 2009 by the U.S. Treasury that is focused on reducing the number of foreclosures and making it easier for homeowners to refinance mortgages. The program is comprised of the Home Affordable Modification Program which provides guidelines on mortgage modifications and intends to help up to three to four million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments; and the Home Affordable Refinance Program which provides guidelines for refinancing of mortgages owned or guaranteed by Fannie Mae or Freddie Mac and will provide incentives to lenders to modify all eligible loans that fall under the guidelines of this program.

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

Tier 1 Common Equity – Tier 1 capital, less non-common elements including qualifying perpetual preferred stock, qualifying trust preferred securities, hybrid securities and qualifying minority interest in subsidiaries.

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

Troubled Debt Restructuring (TDR) – Certain nonperforming loans that have been modified where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and are not returned to performing status until six consecutive, on-time payments under the modified terms have been made by the customer.

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

Accounting Pronouncements

SFAS 52	Foreign Currency Translation
SFAS 109	Accounting for Income Taxes
SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended
SFAS 141R	Business Combinations (revised 2007)
SFAS 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS 157	Fair Value Measurements
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities
FIN 46R	Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51
FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
SAB 109	Written Loan Commitments Recorded at Fair Value Through Earnings
FSP 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction
SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
AICPA	American Institute of Certified Public Accountants
ALCO	Asset and Liability Committee
ALM	Asset and liability management
ARS	Auction rate securities
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRC	Credit Risk Committee
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FIN	Financial Accounting Standards Board Interpretation
FRB/Federal Reserve	Board of Governors of the Federal Reserve System
FSP	Financial Accounting Standards Board Staff Position
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States
GRC	Global Markets Risk Committee
IPO	Initial public offering
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTS	Office of Thrift Supervision
RMBS	Residential mortgage-backed securities
SBA	Small Business Administration
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards
SOP	American Institute of Certified Public Accountants Statement of Position
SPE	Special purpose entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management beginning on page 189 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in internal controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009 and in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three and six months ended June 30, 2009. Under the terms of the issuance of the Corporation’s preferred stock and warrants to purchase common stock to the U.S. Treasury under the TARP Capital Purchase Program and targeted investment program, for so long as any of such preferred stock remains outstanding, the Corporation is prohibited from increasing the current quarterly dividend rate on its common stock and from repurchasing the Corporation’s trust preferred securities or equity securities, including its common stock (except for repurchases of common stock in connection with benefit plans consistent with past practice), without the U.S. Treasury’s consent, until January 2012 or until the U.S. Treasury has transferred all such preferred stock to third parties.

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

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted- average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority (2)
				Amounts	Shares
April 1-30, 2009	4,422	$9.02	-	$3,750	75,000
May 1-31, 2009(3)	1,487	12.22	-	3,750	75,000
June 1-30, 2009(4)	733	13.06	-	3,750	75,000
Three months ended June 30, 2009	6,642	10.18	-
Six months ended June 30, 2009	35,101	7.22	-

(1)

Consists of shares of the Corporation’s common stock purchased by participants under certain retirement plans and shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment related to awards under equity incentive plans, as permitted under the TARP.

(2)

On July 23, 2008, the Board of Directors (the Board) authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and for 12 to 18 months. There were no share repurchases under this program during the six months ended June 30, 2009.

(3)

In addition to the common share repurchases indicated, during the period May 1 – 31, 2009, the Corporation acquired shares, or depositary shares representing fractional interests in shares, of its preferred stock registered under Section 12 of the Securities Exchange Act of 1934, in privately negotiated exchanges for shares of its common stock, as follows: (1) 2,994,700 depositary shares of 6.204% Non-Cumulative Preferred Stock, Series D, for an average consideration per depositary share of 1.57 common shares; (2) 2,968,179 shares of 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L, for an average consideration per share of 72.12 common shares; (3) 3,830,543 depositary shares of Floating Rate Non-Cumulative Preferred Stock, Series 4, for an average consideration per depositary share of 1.35 common shares; and (4) 198,185 depositary shares of 6.25% Noncumulative Perpetual Preferred Stock, Series 7, for an average consideration per depositary share of 1.72 common shares.

(4)

In addition to the common share repurchases indicated, during the period June 1 – 30, 2009, the Corporation acquired shares, or depositary shares representing fractional interests in shares, of its preferred stock registered under Section 12 of the Securities Exchange Act of 1934, in privately negotiated exchanges for shares of its common stock, as follows: (1) 3,571,750 depositary shares of 6.204% Non-Cumulative Preferred Stock, Series D, for an average consideration per depositary share of 1.52 common shares; (2) 582,500 shares of 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L, for an average consideration per share of 70.19 common shares; (3) 4,599,300 depositary shares of Floating Rate Non-Cumulative Preferred Stock, Series 4, for an average consideration per depositary share of 1.41 common shares; and (4) 1,138,000 depositary shares of 6.25% Noncumulative Perpetual Preferred Stock, Series 7, for an average consideration per depositary share of 1.51 common shares. In addition, during the period the Corporation acquired depositary shares representing fractional interests in shares of its preferred stock registered under Section 12 of the Securities Exchange Act of 1934, in an exchange offer for shares of its common stock, as follows: (a) 61,509,393 depositary shares of Floating Rate Non-Cumulative Preferred Stock, Series E, for consideration per depositary share of 1.2790 common shares; (b) 2,517,818 depositary shares of 8.20% Non-Cumulative Preferred Stock, Series H, for consideration per depositary share of 1.6136 common shares; (c) 7,416,397 depositary shares of 6.625% Non-Cumulative Preferred Stock, Series I, for consideration per depositary share of 1.3774 common shares; (d) 2,289,034 depositary shares of 7.25% Non-Cumulative Preferred Stock, Series J, for consideration per depositary share of 1.4758 common shares; (e) 19,367,188 depositary shares of Floating Rate Non Cumulative Preferred Stock, Series 1, for consideration per depositary share of 1.1807 common shares; (f) 23,344,674 depositary shares of Floating Rate Non Cumulative Preferred Stock, Series 2, for consideration per depositary share of 1.1807 common shares; (g) 5,597,672 depositary shares of 6.375% Non-Cumulative Preferred Stock, Series 3, for consideration per depositary share of 1.3381 common shares; and (h) 35,772,920 depositary shares of Floating Rate Non-Cumulative Preferred Stock, Series 5, for consideration per depositary share of 1.2790 common shares.

The Corporation did not have any unregistered sales of its equity securities during the three months ended June 30, 2009, except as previously disclosed on the Corporation’s Current Reports on Form 8-K filed on May 27, 2009, June 2, 2009, and June 29, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

1.	The Annual Meeting of Stockholders was held on April 29, 2009.

2.	The following are the voting results on each matter submitted to the stockholders:

a.	To elect 18 directors

	For	Against	Abstain

William Barnet, III (1)	4,974,830,891	363,597,505	69,536,671

Frank P. Bramble, Sr.	4,181,672,538	1,157,803,154	68,489,375

Virgis W. Colbert	4,572,303,873	766,860,865	68,800,329

John T. Collins (1)	4,981,777,130	356,471,332	69,716,605

Gary L. Countryman (1)	4,663,411,168	676,361,832	68,192,067

Tommy R. Franks (1)	4,991,348,049	350,855,909	65,761,109

Charles K. Gifford	4,946,975,793	396,393,070	64,596,204

Kenneth D. Lewis	3,585,483,520	1,739,904,717	82,576,830

Monica C. Lozano	4,022,922,490	1,316,622,875	68,419,702

Walter E. Massey	4,950,788,468	388,594,471	68,582,128

Thomas J. May	4,982,967,971	356,538,549	68,458,547

Patricia E. Mitchell (1)	4,697,229,729	645,536,185	65,199,153

Joseph W. Prueher (1)	4,576,293,738	764,489,902	67,181,427

Charles O. Rossotti	4,613,421,223	728,102,482	66,441,362

Thomas M. Ryan	4,488,177,698	851,300,904	68,486,465

O. Temple Sloan, Jr. (1)	3,330,503,450	1,990,078,420	87,383,197

Robert L. Tillman (1)	4,040,832,297	1,299,812,405	67,320,365

Jackie M. Ward (1)	3,833,873,175	1,506,235,467	67,856,425

(1) Resigned or retired as a director subsequent to the Annual Meeting of Stockholders.

b.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009

For	Against	Abstentions

5,180,800,929	176,728,198	50,435,940
c. An advisory (non-binding) vote approving executive compensation

For	Against	Abstentions

3,760,904,582	1,515,100,623	131,959,862
d. To consider a stockholder proposal regarding disclosure of government employment

For	Against	Abstentions	Broker Non-Vote

264,217,364	3,118,508,324	383,394,469	1,641,844,910
e. To consider a stockholder proposal regarding advisory vote on executive compensation

For	Against	Abstentions	Broker Non-Vote

1,413,064,569	2,112,151,659	240,902,830	1,641,846,009
f. To consider a stockholder proposal regarding cumulative voting

For	Against	Abstentions	Broker Non-Vote

1,407,858,285	2,318,473,314	39,788,159	1,641,845,309

g. To consider a stockholder proposal regarding special stockholder meetings

For	Against	Abstentions	Broker Non-Vote

1,813,106,348	1,860,772,353	92,241,056	1,641,845,310
h. To consider a stockholder proposal regarding an independent board chairman

For	Against	Abstentions	Broker Non-Vote

1,855,886,029	1,830,717,895	79,514,234	1,641,846,909
i. To consider a stockholder proposal regarding predatory credit card lending practices

For	Against	Abstentions	Broker Non-Vote

1,074,369,549	2,144,423,922	547,325,787	1,641,845,809
j. To consider a stockholder proposal regarding adoption of principles for health care reform

For	Against	Abstentions	Broker Non-Vote

237,379,055	2,920,840,646	607,900,556	1,641,844,810
k. To consider a stockholder proposal regarding limits on executive compensation

For	Against	Abstentions	Broker Non-Vote

998,122,727	2,730,947,822	37,048,708	1,641,845,810

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(a) of the Registrant’s 2008 Annual Report on Form 10-K (the 2008 10-K)

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

Exhibit 11	Earnings Per Share Computation - included in Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: August 7, 2009	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(a) of the Registrant’s 2008 Annual Report on Form 10-K (the 2008 10-K)

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

Exhibit 11	Earnings Per Share Computation - included in Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document