Form 10-Q
period 2009-09-30
BANK OF AMERICA CORP /DE/
filed 2009-11-06
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes  ✓    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ✓ Accelerated filer Non-accelerated filer Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes      No  ✓

On October 31, 2009, there were 8,650,759,836 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation September 30, 2009 Form 10-Q

Part 1. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2009	2008	2009	2008
Interest income
Interest and fees on loans and leases	$11,620	$14,261	$37,298	$41,797
Interest on debt securities	2,975	3,621	10,088	9,295
Federal funds sold and securities borrowed or purchased under agreements to resell	722	912	2,567	2,920
Trading account assets	1,843	2,344	6,223	6,937
Other interest income	1,363	1,058	4,095	3,133
Total interest income	18,523	22,196	60,271	64,082
Interest expense
Deposits	1,710	3,846	6,335	11,954
Short-term borrowings	1,237	3,223	4,854	10,452
Trading account liabilities	455	661	1,484	2,250
Long-term debt	3,698	2,824	12,048	7,172
Total interest expense	7,100	10,554	24,721	31,828
Net interest income	11,423	11,642	35,550	32,254

Noninterest income
Card income	1,557	3,122	6,571	10,212
Service charges	3,020	2,722	8,282	7,757
Investment and brokerage services	2,948	1,238	8,905	3,900
Investment banking income	1,254	474	3,955	1,645
Equity investment income (loss)	843	(316)	7,988	1,330
Trading account profits (losses)	3,395	(384)	10,760	(1,810)
Mortgage banking income	1,298	1,674	7,139	2,564
Insurance income	707	678	2,057	1,092
Gains on sales of debt securities	1,554	10	3,684	362
Other income (loss)	(1,167)	(317)	1,870	(206)
Other-than-temporary impairment losses on AFS debt securities:
Total other-than-temporary impairment losses	(847)	(922)	(2,671)	(1,998)
Less: Portion of other-than-temporary impairment losses recognized in OCI	50	-	477	-
Net impairment losses recognized in earnings on AFS debt securities	(797)	(922)	(2,194)	(1,998)
Total noninterest income	14,612	7,979	59,017	24,848
Total revenue, net of interest expense	26,035	19,621	94,567	57,102

Provision for credit losses	11,705	6,450	38,460	18,290

Noninterest expense
Personnel	7,613	5,198	24,171	14,344
Occupancy	1,220	926	3,567	2,623
Equipment	617	440	1,855	1,208
Marketing	470	605	1,490	1,813
Professional fees	562	424	1,511	1,071
Amortization of intangibles	510	464	1,546	1,357
Data processing	592	755	1,861	1,905
Telecommunications	361	288	1,033	814
Other general operating	3,767	2,313	11,106	4,818
Merger and restructuring charges	594	247	2,188	629
Total noninterest expense	16,306	11,660	50,328	30,582
Income (loss) before income taxes	(1,976)	1,511	5,779	8,230
Income tax expense (benefit)	(975)	334	(691)	2,433
Net income (loss)	$(1,001)	$1,177	$6,470	$5,797
Preferred stock dividends	1,240	473	3,478	849
Net income (loss) applicable to common shareholders	$(2,241)	$704	$2,992	$4,948

Per common share information
Earnings (loss)	$(0.26)	$0.15	$0.39	$1.09
Diluted earnings (loss)	(0.26)	0.15	0.39	1.09
Dividends paid	0.01	0.64	0.03	1.92
Average common shares issued and outstanding (in thousands)	8,633,834	4,543,963	7,423,341	4,469,517
Average diluted common shares issued and outstanding (in thousands)	8,633,834	4,547,578	7,449,911	4,477,994

  See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions)	September 30 2009	December 31 2008
Assets
Cash and cash equivalents	$152,412	$32,857
Time deposits placed and other short-term investments	22,992	9,570
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $66,218 and $2,330 measured at fair value and $187,634 and $82,099 pledged as collateral)	187,761	82,478
Trading account assets (includes $55,151 and $69,348 pledged as collateral)	204,838	134,315
Derivative assets	94,855	62,252
Debt securities:
Available-for-sale (includes $99,615 and $158,939 pledged as collateral)	247,200	276,904
Held-to-maturity, at cost (fair value - $7,879 and $685)	9,545	685
Total debt securities	256,745	277,589
Loans and leases (includes $6,197 and $5,413 measured at fair value and $117,523 and $166,891 pledged as collateral)	914,266	931,446
Allowance for loan and lease losses	(35,832)	(23,071)
Loans and leases, net of allowance	878,434	908,375
Premises and equipment, net	15,373	13,161
Mortgage servicing rights (includes $17,539 and $12,733 measured at fair value)	17,850	13,056
Goodwill	86,009	81,934
Intangible assets	12,715	8,535
Loans held-for-sale (includes $28,803 and $18,964 measured at fair value)	40,124	31,454
Other assets (includes $63,666 and $55,113 measured at fair value)	280,935	162,367
Total assets	$2,251,043	$1,817,943
Liabilities
Deposits in domestic offices:
Noninterest-bearing	$246,729	$213,994
Interest-bearing (includes $1,652 and $1,717 measured at fair value)	652,730	576,938
Deposits in foreign offices:
Noninterest-bearing	4,889	4,004
Interest-bearing	70,551	88,061
Total deposits	974,899	882,997
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $51,804 measured at fair value at September 30, 2009)	249,578	206,598
Trading account liabilities	71,672	51,723
Derivative liabilities	52,624	30,709
Commercial paper and other short-term borrowings (includes $568 measured at fair value at September 30, 2009)	62,280	158,056
Accrued expenses and other liabilities (includes $17,489 and $7,542 measured at fair value and $1,567 and $421 of reserve for unfunded lending commitments)	126,019	42,516
Long-term debt (includes $43,967 measured at fair value at September 30, 2009)	456,288	268,292
Total liabilities	1,993,360	1,640,891
Commitments and contingencies (Note 9 – Variable Interest Entities and Note 12 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding – 5,760,660 and 8,202,042 shares	58,840	37,701
Common stock and additional paid-in capital, $0.01 par value; authorized – 10,000,000,000 shares; issued and outstanding – 8,650,314,133 and 5,017,435,592 shares	128,823	76,766
Retained earnings	76,881	73,823
Accumulated other comprehensive income (loss)	(6,705)	(10,825)
Other	(156)	(413)
Total shareholders’ equity	257,683	177,052
Total liabilities and shareholders’ equity	$2,251,043	$1,817,943

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained	Accumulated Other Comprehensive		Total Shareholders’	Comprehensive
		Shares	Amount	Earnings	Income (Loss) (1)	Other	Equity	Income
Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803
Net income				5,797			5,797	$5,797
Net changes in available-for-sale debt and marketable equity securities					(7,054)		(7,054)	(7,054)
Net changes in foreign currency translation adjustments					(242)		(242)	(242)
Net changes in derivatives					485		485	485
Employee benefit plan adjustments					35		35	35
Dividends paid:
Common				(8,646)			(8,646)
Preferred				(849)			(849)
Issuance of preferred stock	19,742						19,742
Stock issued in acquisition (2)		106,776	4,201				4,201
Common stock issued under employee plans and related tax effects		17,394	832			(65)	767
Balance, September 30, 2008	$24,151	4,562,055	$65,361	$77,695	$(5,647)	$(521)	$161,039	$(979)
Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052
Cumulative adjustment for accounting change – Other-than-temporary impairments on debt securities (3)				71	(71)		-
Net income				6,470			6,470	$6,470
Net changes in available-for-sale debt and marketable equity securities					3,110		3,110	3,110
Net changes in foreign currency translation adjustments					26		26	26
Net changes in derivatives					721		721	721
Employee benefit plan adjustments					334		334	334
Dividends paid:
Common				(238)			(238)
Preferred (4)				(3,295)			(3,295)
Issuance of preferred stock and stock warrants (5)	26,800		3,200				30,000
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Issuance of common stock		1,250,000	13,468				13,468
Exchange of preferred stock	(14,797)	999,935	14,221	576			-
Common stock issued under employee plans and related tax effects		7,467	664			257	921
Other	531			(526)			5
Balance, September 30, 2009	$58,840	8,650,314	$128,823	$76,881	$(6,705)	$(156)	$257,683	$10,661

(1)	Amounts shown are net-of-tax. For additional information on accumulated OCI, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

(2)	Includes adjustments for the fair value of certain Countrywide stock-based compensation awards of 507 thousand shares and $86 million.

(3)

Effective January 1, 2009, the Corporation adopted new accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities. For additional information on the adoption of this accounting pronouncement, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities to the Consolidated Financial Statements. Amounts shown are net-of-tax.

(4)	Excludes $233 million of third quarter 2009 cumulative preferred dividends not declared as of September 30, 2009 and $526 million of accretion of discounts on preferred stock.

(5)

Proceeds from the issuance of Series Q and Series R Preferred Stock were allocated to the preferred stock and warrants on a relative fair value basis. For more information, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

See	accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2009	2008
Operating activities
Net income	$6,470	$5,797
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	38,460	18,290
Gains on sales of debt securities	(3,684)	(362)
Depreciation and premises improvements amortization	1,755	1,074
Amortization of intangibles	1,546	1,357
Deferred income tax expense (benefit)	3,560	(1,429)
Net decrease (increase) in trading and derivative instruments	42,827	(17,963)
Net decrease in other assets	21,970	6,422
Net (decrease) increase in accrued expenses and other liabilities	(20,945)	17,987
Other operating activities, net	5,718	103

Net cash provided by operating activities	97,677	31,276

Investing activities
Net decrease in time deposits placed and other short-term investments	20,291	64
Net decrease in federal funds sold and securities borrowed or purchased under agreements to resell	33,541	49,163
Proceeds from sales of available-for-sale debt securities	122,756	69,218
Proceeds from paydowns and maturities of available-for-sale debt securities	47,238	18,825
Purchases of available-for-sale debt securities	(82,377)	(109,219)
Proceeds from maturities of held-to-maturity debt securities	1,831	176
Purchases of held-to-maturity debt securities	(2,677)	(840)
Proceeds from sales of loans and leases	6,565	42,209
Other changes in loans and leases, net	19,221	(62,464)
Net purchases of premises and equipment	(1,532)	(1,526)
Proceeds from sales of foreclosed properties	1,352	506
Cash received upon acquisition, net	31,804	6,650
Other investing activities, net	9,812	(214)

Net cash provided by investing activities	207,825	12,548

Financing activities
Net (decrease) increase in deposits	(6,205)	5,884
Net decrease in federal funds purchased and securities loaned or sold under agreements to repurchase	(68,600)	(15,398)
Net decrease in commercial paper and other short-term borrowings	(133,672)	(45,277)
Proceeds from issuance of long-term debt	62,809	24,038
Retirement of long-term debt	(80,302)	(26,559)
Proceeds from issuance of preferred stock	30,000	19,742
Proceeds from issuance of common stock	13,468	229
Cash dividends paid	(3,533)	(9,495)
Excess tax benefits of share-based payments	-	34
Other financing activities, net	(37)	(85)

Net cash used in financing activities	(186,072)	(46,887)

Effect of exchange rate changes on cash and cash equivalents	125	(127)

Net increase (decrease) in cash and cash equivalents	119,555	(3,190)
Cash and cash equivalents at January 1	32,857	42,531

Cash and cash equivalents at September 30	$152,412	$39,341

The Corporation securitized $11.6 billion of residential mortgage loans into mortgage-backed securities which were retained by the Corporation during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Corporation exchanged $14.8 billion of preferred stock by issuing 1.0 billion shares of common stock valued at $11.5 billion.

During the nine months ended September 30, 2009, the Corporation transferred credit card loans of $8.5 billion and the related allowance for loan and lease losses of $750 million in exchange for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. Credit Card Securitization Trust.

During the nine months ended September 30, 2009, the Corporation transferred $1.7 billion of ARS from trading account assets to AFS debt securities.

The fair values of noncash assets acquired and liabilities assumed in the Merrill Lynch acquisition were $618.9 billion and $626.4 billion.

Approximately 1.4 billion shares of common stock valued at approximately $20.5 billion and 376 thousand shares of preferred stock valued at $8.6 billion were issued in connection with the Merrill Lynch acquisition.

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

NOTE 1 – Summary of Significant Accounting Principles

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

The Corporation, through its banking and nonbanking subsidiaries, provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At September 30, 2009, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A. In addition, with the acquisition of Merrill Lynch, the Corporation acquired Merrill Lynch Bank USA and Merrill Lynch Bank & Trust Co., FSB. Effective April 27, 2009, Countrywide Bank, FSB merged into Bank of America, N.A. Effective July 1, 2009, Merrill Lynch Bank USA merged into Bank of America, N.A. In addition, effective November 2, 2009, Merrill Lynch Bank & Trust Co., FSB merged into Bank of America, N.A. These mergers had no impact on the Consolidated Financial Statements of the Corporation.

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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Proposed and Issued Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted

Accounting Principles,” which is included in FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles.” This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP. The FASB ASC is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered nonauthoritative. The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure. The adoption of FASB ASC did not impact the Corporation’s financial condition or results of operations. Technical references to GAAP included in these Notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

On June 12, 2009, the FASB issued two new accounting standards: SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which will amend FASB ASC 860-10, “Transfers and Servicing,” and FASB ASC 810-10, “Consolidation of Variable Interest Entities.” These statements are effective on January 1, 2010. SFAS 166 revises existing sale accounting criteria for transfers of financial assets. As described more fully in Note 8 – Securitizations, the Corporation routinely transfers mortgage loans, credit card receivables, and other financial instruments to special purpose entities (SPEs) that meet the definition of a qualifying special purpose entity (QSPE) which are not currently subject to consolidation by the transferor. Among other things, SFAS 166 eliminates the concept of a QSPE. As a result, existing QSPEs generally will be subject to consolidation in accordance with the guidance provided in SFAS 167.

SFAS 167 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS 167 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved.

The adoption of SFAS 166 and 167 on January 1, 2010 will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet, which will result in an increase in net loans and leases, securities, short-term borrowings and long-term debt. Consolidation of currently unconsolidated VIEs may also result in an increase in the allowance for credit losses for newly consolidated loans, along with changes in classification in the Corporation’s Consolidated Statement of Income. The Corporation expects to consolidate on January 1, 2010 certain vehicles including credit card securitization trusts, commercial paper conduits and revolving home equity securitization trusts with a net incremental impact on total assets of approximately $121 billion (based on estimates at September 30, 2009) of which approximately $80 billion is related to credit card securitizations and commercial paper conduits that are currently included at the appropriate risk weighting in the Corporation’s risk-weighted asset calculation for regulatory capital purposes, based on current guidance. The Corporation is also evaluating other VIEs with which it is involved to determine the impact of adoption.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which amends FASB ASC 820-10, “Fair Value Measurements and Disclosures.” This amendment provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance, and acknowledges that in these circumstances quoted prices may not be determinative of fair value. Additionally, this amendment requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. The Corporation elected to early adopt this new guidance effective January 1, 2009 and the adoption did not have a material impact on the Corporation’s financial condition or results of operations. The enhanced disclosures are included in Note 16 – Fair Value Disclosures.

On April 9, 2009, the FASB issued FSP No. FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends FASB ASC 320-10, “Investments – Debt and Equity Securities.” This new guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The new guidance also requires expanded disclosures. The Corporation elected to early adopt this new guidance effective January 1, 2009, and recorded a cumulative-effect adjustment to reclassify $71 million, net-of-tax, from retained earnings to accumulated OCI as of January 1, 2009. The new guidance does not change the recognition of other-than-temporary impairment for equity securities. The expanded disclosures are included in Note 5 – Securities and on the Corporation’s Consolidated Statement of Income.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FASB ASC 825-10, “Financial Instruments.” This new guidance requires that disclosures for financial instruments such as loans that are not measured at fair value through earnings be provided on a quarterly basis, whereas previously these disclosures were required to be provided only annually. The expanded disclosure requirements were effective for the Corporation’s quarterly financial statements for the period ended June 30, 2009. The adoption of this new guidance did not impact the Corporation’s financial condition or results of operations. These disclosures are included in Note 17 – Fair Value of Financial Instruments.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends FASB ASC 805, “Business Combinations,” and requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. This new guidance is effective for acquisitions consummated on or after January 1, 2009. The Corporation applied this new guidance to its January 1, 2009 acquisition of Merrill Lynch. See Note 2 – Merger and Restructuring Activity.

NOTE 2 – Merger and Restructuring Activity

Merrill Lynch

On January 1, 2009, the Corporation acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion, creating a financial services franchise with significantly enhanced wealth management, investment banking and international capabilities. Under the terms of the merger agreement, Merrill Lynch common shareholders received 0.8595 of a share of Bank of America Corporation common stock in exchange for each share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially similar terms. Merrill Lynch convertible preferred stock remains outstanding and is convertible into Bank of America common stock at an equivalent exchange ratio. With the acquisition, the Corporation has one of the largest wealth management businesses in the world with approximately 15,000 financial advisors and more than $1.9 trillion in client assets. Global investment management capabilities include an economic ownership of approximately 48 percent in BlackRock, Inc. (BlackRock), a publicly traded investment management company. In addition, the acquisition adds strengths in debt and equity underwriting, sales and trading, and merger and acquisition advice, creating significant opportunities to deepen relationships with corporate and institutional clients around the globe. Merrill Lynch’s results of operations were included in the Corporation’s results beginning January 1, 2009.

The Merrill Lynch merger is being accounted for under the acquisition method of accounting. Accordingly, the purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values at the Merrill Lynch acquisition date as summarized in the following table. Preliminary goodwill of $4.8 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the Merrill Lynch wealth management and corporate and investment banking businesses with the Corporation’s capabilities in consumer and commercial banking as well as the economies of scale expected from combining the operations of the two companies.

  Merrill Lynch Preliminary Purchase Price Allocation

(Dollars in billions, except per share amounts)
Purchase price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595
The Corporation’s common shares issued (in millions)	1,375
Purchase price per share of the Corporation’s common stock (1)	$14.08
Total value of the Corporation’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock (2)	8.6
Fair value of outstanding employee stock awards	1.1
Total purchase price	$29.1
Preliminary allocation of the purchase price
Merrill Lynch stockholders’ equity	19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Derivatives and securities	(1.2)
Loans	(6.1)
Intangible assets (3)	5.7
Other assets	(1.5)
Long-term debt (4)	15.8
Pre-tax total adjustments	12.7
Deferred income taxes	(5.7)
After-tax total adjustments	7.0
Fair value of net assets acquired	24.3
Preliminary goodwill resulting from the Merrill Lynch merger (5)	$4.8

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

(3)

Consists of trade name of $1.2 billion and customer relationship and core deposit intangibles of $4.5 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles which are primarily amortized on a straight-line basis.

(4)	The change in the estimated fair value of long-term debt of approximately $400 million had an immaterial impact on net income for the first and second quarters of 2009.

(5)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill was allocated to Global Wealth & Investment Management (GWIM) and Global Markets.

Preliminary Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the preliminary values assigned to Merrill Lynch’s net assets as of the acquisition date.

(Dollars in billions)	January 1, 2009
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$138.8
Trading account assets	87.9
Derivative assets	97.1
Investment securities	70.5
Loans and leases	55.9
Intangible assets	5.7
Other assets	194.8
Total assets	$650.7
Liabilities
Deposits	$98.1
Federal funds purchased and securities loaned or sold under agreements to repurchase	111.6
Trading account liabilities	18.1
Derivative liabilities	72.0
Commercial paper and other short-term borrowings	37.9
Accrued expenses and other liabilities	99.6
Long-term debt	189.1
Total liabilities	$626.4
Fair value of net assets acquired (1)	$24.3

(1)	The fair value of net assets acquired excludes preliminary goodwill resulting from the Merrill Lynch merger of $4.8 billion.

The fair value of net assets acquired includes preliminary fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. These fair value adjustments were determined using incremental spreads for credit and liquidity risk which are part of the rate used to discount contractual cash flows. However, the Corporation believes that all contractual cash flows related to these financial instruments are collectible. These receivables include non-impaired loans and customer receivables with a preliminary fair value and gross contractual amounts receivable of $152.8 billion and $159.8 billion at the date of acquisition. For more information on the purchased impaired loan portfolio, see Note 6 – Outstanding Loans and Leases.

Contingencies

The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. Merrill Lynch has been named as a defendant in various pending legal actions and proceedings arising in connection with its activities as a global diversified financial services institution. Some of these legal actions and proceedings include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. Due to the number of variables and assumptions involved in assessing the possible outcome of these legal actions, sufficient information does not exist to reasonably estimate the fair value of these contingent liabilities. As such, these contingencies have been measured in accordance with accounting guidance on contingencies which states that a loss is recognized when it is probable of occurring and the loss amount can be reasonably estimated. For further information, see Note 12 – Commitments and Contingencies.

In connection with the Merrill Lynch acquisition, on January 1, 2009, the Corporation recorded certain guarantees, primarily standby liquidity facilities and letters of credit, with a fair value of approximately $1 billion. At the time of acquisition, the maximum amount that could be drawn under these guarantees was approximately $20 billion.

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

U.S. Trust Corporation

On July 1, 2007, the Corporation acquired all the outstanding shares of U.S. Trust Corporation for $3.3 billion in cash. U.S. Trust Corporation’s results of operations were included in the Corporation’s results beginning July 1, 2007. The acquisition increased the size and capabilities of the Corporation’s wealth management business and positions it as one of the largest financial services companies managing private wealth in the U.S.

Unaudited Pro Forma Condensed Combined Financial Information

If the Merrill Lynch and Countrywide mergers had been completed on January 1, 2008, total revenue, net of interest expense would have been $20.4 billion and $62.9 billion, net loss from continuing operations would have been $3.8 billion and $8.5 billion, and basic and diluted loss per common share would have been $1.16 and $2.24 for the three and nine months ended September 30, 2008. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, securities and issued debt. The pro forma financial information does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, asset dispositions, share repurchases, or other factors. For the three and nine months ended September 30, 2009, Merrill Lynch contributed $5.1 billion and $16.8 billion in revenue, net of interest expense, and $690 million and $2.2 billion in net income. These amounts are before the consideration of certain merger-related costs, revenue opportunities and certain consolidating tax benefits that were recognized in legacy Bank of America legal entities.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Severance and employee-related charges	$225	$15	$1,207	$90
Systems integrations and related charges	329	186	813	431
Other	40	46	168	108
Total merger and restructuring charges	$594	$247	$2,188	$629

Included for the three and nine months ended September 30, 2009 are merger-related charges of $371 million and $1.5 billion related to the Merrill Lynch acquisition, $212 million and $632 million related to the Countrywide acquisition, and $11 million and $92 million related to the LaSalle acquisition. Included for the three and nine months ended September 30, 2008 are merger-related charges of $72 million for both periods related to the Countrywide acquisition, $159 million and $462 million related to the LaSalle acquisition and $16 million and $95 million related to the U.S. Trust Corporation acquisition.

During the three and nine months ended September 30, 2009, the $371 million and $1.5 billion of merger-related charges for the Merrill Lynch acquisition included $196 million and $1.1 billion for severance and other employee-related costs, $153 million and $294 million of system integration costs, and $22 million and $94 million in other merger-related costs.

Merger-related Exit Cost and Restructuring Reserves

The following table presents the changes in exit cost and restructuring reserves for the three and nine months ended September 30, 2009 and 2008.

	Exit Cost Reserves (1)		Restructuring Reserves (2)
(Dollars in millions)	2009	2008	2009	2008
Balance, January 1	$523	$377	$86	$108
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	732	n/a
Countrywide	-	n/a	108	n/a
LaSalle	-	87	(5)	46
U.S. Trust Corporation	-	-	(1)	26
MBNA	-	(2)	-	-
Cash payments	(305)	(112)	(490)	(67)
Balance, June 30	218	350	430	113
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	132	n/a
Countrywide	-	588	37	32
LaSalle	(6)	(56)	(2)	(22)
U.S. Trust Corporation	-	-	-	5
MBNA	-	(4)	-	(3)
Cash payments	(58)	(203)	(226)	(50)
Balance, September 30	$154	$675	$371	$75

(1)	Exit cost reserves were established in purchase accounting resulting in an increase in goodwill.

(2)	Restructuring reserves were established by a charge to merger and restructuring charges.

   n/a = not applicable

As of December 31, 2008, there were $523 million of exit cost reserves related to the Countrywide, LaSalle and U.S. Trust Corporation acquisitions, including $347 million for severance, relocation and other employee-related costs and $176 million for contract terminations. Cash payments of $58 million during the three months ended September 30, 2009 consisted of $38 million in severance, relocation and other employee-related costs and $20 million in contract terminations. Cash payments of $363 million during the nine months ended September 30, 2009 consisted of $261 million in severance, relocation and other employee-related costs and $102 million in contract terminations. Exit costs were not recorded in purchase accounting for the Merrill Lynch acquisition in accordance with amendments to the accounting guidance for business combinations which were effective on January 1, 2009.

As of December 31, 2008, there were $86 million of restructuring reserves related to the Countrywide, LaSalle and U.S. Trust Corporation acquisitions for severance and other employee-related costs. During the three and nine months ended September 30, 2009, $167 million and $1.0 billion were added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Cash payments of $226 million and $716 million during the three and nine months ended September 30, 2009 were all related to severance and other employee-related costs.

Payments under exit cost and restructuring reserves associated with the U.S. Trust Corporation acquisition will be substantially completed in 2009 while payments associated with the LaSalle, Countrywide and Merrill Lynch acquisitions will continue into 2010.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the fair values of the components of trading account assets and liabilities at September 30, 2009 and December 31, 2008.

(Dollars in millions)	September 30 2009	December 31 2008
Trading account assets
U.S. government and agency securities (1)	$63,982	$60,038
Corporate securities, trading loans and other	59,046	34,056
Equity securities	33,500	20,258
Foreign sovereign debt	29,879	13,614
Mortgage trading loans and asset-backed securities	18,431	6,349
Total trading account assets	$204,838	$134,315
Trading account liabilities
U.S. government and agency securities	$25,287	$27,286
Equity securities	18,560	12,128
Foreign sovereign debt	20,072	7,252
Corporate securities and other	7,753	5,057
Total trading account liabilities	$71,672	$51,723

(1)	Includes $29.8 billion and $52.6 billion at September 30, 2009 and December 31, 2008 of government-sponsored enterprise obligations.

NOTE 4 – Derivatives

The Corporation designates derivatives as trading derivatives, economic hedges, or as derivatives designated as hedging instruments under applicable GAAP. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Derivative Balances

The Corporation enters into derivatives to facilitate client transactions, for proprietary trading purposes and to manage risk exposures. The following table identifies derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2009 and December 31, 2008. Balances are provided on a gross basis, prior to the application of the impact of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	September 30, 2009
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as Hedging Instruments (2)	Total	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as Hedging Instruments (2)	Total
Interest rate contracts
Swaps	$48,676.6	$1,385.8	$5.8	$1,391.6	$1,349.5	$0.7	$1,350.2
Futures and forwards	8,890.7	6.4	-	6.4	7.4	0.1	7.5
Written options	2,831.4	-	-	-	93.4	-	93.4
Purchased options	2,591.5	92.7	-	92.7	-	-	-
Foreign exchange contracts
Swaps	669.2	28.1	5.9	34.0	32.4	0.6	33.0
Spot, futures and forwards	1,979.4	32.8	-	32.8	32.6	0.1	32.7
Written options	416.7	-	-	-	15.3	-	15.3
Purchased options	398.9	15.8	-	15.8	-	-	-
Equity contracts
Swaps	54.1	2.0	-	2.0	2.4	-	2.4
Futures and forwards	103.0	4.5	-	4.5	3.6	-	3.6
Written options	382.8	-	-	-	34.0	0.2	34.2
Purchased options	342.1	36.1	-	36.1	-	-	-
Commodity contracts
Swaps	78.1	9.5	0.1	9.6	9.0	-	9.0
Futures and forwards	2,092.1	14.8	-	14.8	13.6	-	13.6
Written options	98.4	-	-	-	8.1	-	8.1
Purchased options	95.8	7.7	-	7.7	-	-	-
Credit derivatives
Purchased protection:
Credit default swaps	2,739.4	130.4	-	130.4	38.7	-	38.7
Total return swaps/other	14.0	1.7	-	1.7	0.7	-	0.7
Written protection:
Credit default swaps	2,811.8	37.7	-	37.7	129.1	-	129.1
Total return swaps/other	24.9	2.1	-	2.1	4.6	-	4.6
Gross derivative assets/liabilities		$1,808.1	$11.8	1,819.9	$1,774.4	$1.7	1,776.1
Less: Legally enforceable master netting agreements				(1,653.1)			(1,653.1)
Less: Cash collateral applied				(71.9)			(70.4)
Total derivative assets/liabilities				$94.9			$52.6

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

(2)	Excludes $4.4 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2008
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as Hedging Instruments (2)	Total	Derivatives Used in Trading Activities and as Economic Hedges	Derivatives Designated as Hedging Instruments (2)	Total
Interest rate contracts
Swaps	$26,577.4	$1,213.2	$2.2	$1,215.4	$1,186.0	$-	$1,186.0
Futures and forwards	4,432.1	5.1	-	5.1	7.9	-	7.9
Written options	1,731.1	-	-	-	62.7	-	62.7
Purchased options	1,656.6	60.3	-	60.3	-	-	-
Foreign exchange contracts
Swaps	438.9	17.5	3.6	21.1	20.5	1.3	21.8
Spot, futures and forwards	1,376.5	52.3	-	52.3	51.3	-	51.3
Written options	199.8	-	-	-	7.5	-	7.5
Purchased options	175.7	8.0	-	8.0	-	-	-
Equity contracts
Swaps	34.7	1.8	-	1.8	1.0	-	1.0
Futures and forwards	14.1	0.3	-	0.3	0.1	-	0.1
Written options	214.1	-	-	-	31.6	0.1	31.7
Purchased options	217.5	32.6	-	32.6	-	-	-
Commodity contracts
Swaps	2.1	2.4	-	2.4	2.1	-	2.1
Futures and forwards	9.6	1.2	-	1.2	1.0	-	1.0
Written options	17.6	-	-	-	3.8	-	3.8
Purchased options	15.6	3.7	-	3.7	-	-	-
Credit derivatives
Purchased protection:
Credit default swaps	1,025.9	125.7	-	125.7	3.4	-	3.4
Total return swaps	6.6	1.8	-	1.8	0.2	-	0.2
Written protection:
Credit default swaps	1,000.0	3.4	-	3.4	118.8	-	118.8
Total return swaps	6.2	0.4	-	0.4	0.1	-	0.1
Gross derivative assets/liabilities		$1,529.7	$5.8	1,535.5	$1,498.0	$1.4	1,499.4
Less: Legally enforceable master netting agreements				(1,438.4)			(1,438.4)
Less: Cash collateral applied				(34.8)			(30.3)
Total derivative assets/liabilities				$62.3			$30.7

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased protection.

(2)	Excludes $2.0 billion of long-term debt designated as a hedge of foreign currency risk.

ALM and Risk Management Derivatives

The Corporation’s asset and liability management (ALM) and risk management activities include the use of derivatives to mitigate risk to the Corporation including both derivatives that are designated as hedging instruments and economic hedges. Interest rate, commodity, credit and foreign exchange contracts are utilized in the Corporation’s ALM and risk management activities.

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

Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, assist the Corporation in the management of its interest rate risk position. Non-leveraged generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps, floors and swaptions. Futures contracts used for the Corporation’s ALM activities are primarily index futures providing for cash payments based upon the movements of an underlying rate index.

Interest rate and market risk can be substantial in the mortgage business. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and euro-dollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

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

Derivatives Designated as Hedging Instruments

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

The following table summarizes certain information related to the Corporation’s derivatives designated as fair value hedge relationships for the three and nine months ended September 30, 2009 and 2008.

	Amounts Recognized in Income for the Three Months Ended
	September 30, 2009			September 30, 2008

(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Derivatives designated as fair value hedge relationships
Interest rate risk on long-term debt (1)	$1,591	$(1,778)	$(187)	$599	$(529)	$70
Interest rate and foreign currency risk on long-term debt (1)	1,561	(1,568)	(7)	(1,771)	1,694	(77)
Interest rate risk on available-for-sale securities (2)	(603)	433	(170)	68	(70)	(2)
Commodity price risk on commodity inventory (3)	3	(2)	1	n/a	n/a	n/a
Total	$2,552	$(2,915)	$(363)	$(1,104)	$1,095	$(9)

	Amounts Recognized in Income for the Nine Months Ended
	September 30, 2009			September 30, 2008

(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Derivatives designated as fair value hedge relationships
Interest rate risk on long-term debt (1)	$(3,025)	$2,387	$(638)	$541	$(466)	$75
Interest rate and foreign currency risk on long-term debt (1)	1,624	(1,546)	78	(602)	524	(78)
Interest rate risk on available-for-sale securities (2)	(343)	121	(222)	75	(79)	(4)
Commodity price risk on commodity inventory (3)	63	(59)	4	n/a	n/a	n/a
Total	$(1,681)	$903	$(778)	$14	$(21)	$(7)

(1)	Amounts are recorded in interest expense on long-term debt.
(2)	Amounts are recorded in interest income on AFS securities.
(3)	Amounts are recorded in trading account profits (losses).

n/a = not applicable

The following table summarizes certain information related to the Corporation’s derivatives designated as cash flow hedge relationships and net investment hedges for the three and nine months ended September 30, 2009 and 2008. During the next 12 months, net losses in accumulated OCI of approximately $577 million ($364 million after-tax) on derivative instruments that qualify as cash flow hedge relationships are expected to be reclassified in earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

	Three Months Ended September 30
	2009			2008
(Dollars in millions, amounts pre-tax)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)
Derivatives designated as cash flow hedge relationships
Interest rate risk on variable rate portfolios (2,3,4,5)	$246	$(247)	$19	$166	$(313)	$1
Commodity price risk on forecasted purchases and sales (6)	(4)	53	(1)	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	(101)	-	-	272	-	-
Total	$141	$(194)	$18	$438	$(313)	$1
Net investment hedges
Foreign exchange risk (7)	$(737)	$-	$19	$1,402	$-	$(57)

	Nine Months Ended September 30
	2009			2008
(Dollars in millions, amounts pre-tax)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)
Derivatives designated as cash flow hedge relationships
Interest rate risk on variable rate portfolios (2,3,4,5)	$211	$(1,033)	$58	$(279)	$(921)	$(7)
Commodity price risk on forecasted purchases and sales(6)	64	59	(1)	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	(155)	-	-	125	-	-
Total	$120	$(974)	$57	$(154)	$(921)	$(7)
Net investment hedges
Foreign exchange risk (7)	$(2,736)	$-	$(88)	$1,410	$-	$(136)

(1)

Amounts related to derivatives designated as cash flow hedge relationships represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)

Amounts reclassified from OCI increased (decreased) interest income on assets by $5 million and $(7) million and increased interest expense $252 million and $306 million during the three months ended September 30, 2009 and 2008. Amounts reclassified from OCI reduced interest income on assets by $103 million and $134 million and increased interest expense $930 million and $787 million during the nine months ended September 30, 2009 and 2008.

(3)

Hedge ineffectiveness of $36 million and $3 million was recorded in interest income and $17 million and $2 million was recorded in interest expense during the three months ended September 30, 2009 and 2008. Hedge ineffectiveness of $75 million and $7 million was recorded in interest income and $17 million and $14 million was recorded in interest expense during the nine months ended September 30, 2009 and 2008.

(4)

Amounts recognized in OCI on derivatives exclude amounts related to terminated hedges of AFS securities of $23 million and $88 million for the three and nine months ended September 30, 2009 compared to $31 million and $49 million for the same periods in 2008.

(5)

Amounts reclassified from OCI exclude amounts related to derivative interest accruals which increased interest income by $49 million and $104 million for the three and nine months ended September 30, 2009 compared to amounts which increased interest expense by $4 million and $73 million for the same periods in 2008.

(6)

Gains reclassified from OCI into income were recorded in trading account profits (losses). Included in the gains reclassified into trading account profits (losses) during the three and nine months ended September 30, 2009 were $44 million related to the discontinuance of cash flow hedging because it was probable that the original forecasted transaction would not occur.

(7)

Amounts recognized in OCI on derivatives exclude gains of $74 million and losses of $365 million related to long-term debt designated as a net investment hedge for the three and nine months ended September 30, 2009.

n/a = not applicable

Economic Hedges

Derivatives designated as economic hedges are used by the Corporation to reduce certain risk exposure but are not accounted for as qualifying derivatives designated as hedging instruments. The following table presents gains (losses) on these derivatives for the three and nine months ended September 30, 2009 and 2008. These gains (losses) are largely offset by the income or expense that is recorded on the economic hedged item.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Price risk on mortgage banking production income (1, 2)	$1,209	$275	$5,734	$419
Interest rate risk on mortgage banking servicing income (1)	1,309	831	(1,867)	539
Credit risk on loans and leases (3)	(330)	24	(603)	88
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (3)	3,437	(2,889)	2,919	(569)
Other (3)	18	(25)	-	10

Total	$5,643	$(1,784)	$6,183	$487

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.

(2)

Includes gains on interest rate lock commitments related to the origination of mortgage loans that will be held for sale, which are considered derivative instruments, of $2.6 billion and $6.3 billion for the three and nine months ended September 30, 2009 compared to $485 million and $554 million for the same periods in 2008.

(3)	Gains (losses) on these derivatives are recorded in other income.

Sales and Trading Revenue

The Corporation enters into trading derivatives to facilitate client transactions, for proprietary trading purposes, and to manage risk exposures arising from trading assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivative and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. The related sales and trading revenue generated within Global Markets is recorded on different income statement line items including trading account profits (losses) and net interest income as well as other revenue categories. However, the vast majority of income related to derivative instruments is recorded in trading account profits (losses). The following table identifies the amounts in the income statement line items attributable to the Corporation’s sales and trading revenue categorized by primary risk for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30
	2009				2008
(Dollars in millions)	Trading Account Profits	Other Revenues (1)	Net Interest Income	Total	Trading Account Profits (Losses)	Other Revenues (1)	Net Interest Income	Total

Interest rate risk	$258	$(1)	$237	$494	$556	$(16)	$93	$633
Foreign exchange risk	219	1	14	234	341	2	7	350
Equity risk	617	585	63	1,265	(51)	182	39	170
Credit risk	2,177	(95)	1,051	3,133	(1,330)	(1,416)	1,053	(1,693)
Other risk	109	40	(51)	98	(15)	16	(1)	-

Total sales and trading revenue	$3,380	$530	$1,314	$5,224	$(499)	$(1,232)	$1,191	$(540)

	Nine Months Ended September 30
	2009				2008
(Dollars in millions)	Trading Account Profits	Other Revenues (1)	Net Interest Income	Total	Trading Account Profits (Losses)	Other Revenues (1)	Net Interest Income	Total

Interest rate risk	$2,923	$19	$847	$3,789	$1,480	$(4)	$124	$1,600
Foreign exchange risk	753	6	27	786	827	6	12	845
Equity risk	1,762	2,024	165	3,951	(8)	575	172	739
Credit risk	4,073	(1,565)	3,724	6,232	(4,300)	(3,286)	3,030	(4,556)
Other risk	803	(1)	(348)	454	83	60	(8)	135

Total sales and trading revenue	$10,314	$483	$4,415	$15,212	$(1,918)	$(2,649)	$3,330	$(1,237)

(1)	Represents investment and brokerage services and other income recorded in Global Markets that the Corporation includes in its definition of sales and trading revenue.

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

Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at September 30, 2009 and December 31, 2008 are summarized as follows. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation.

	September 30, 2009
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Credit default swaps:
Investment grade (1)	$940	$7,117	$10,763	$27,199	$46,019
Non-investment grade (2)	1,657	14,817	24,877	41,777	83,128

Total	2,597	21,934	35,640	68,976	129,147

Total return swaps/other:
Investment grade (1)	123	4	436	1,540	2,103
Non-investment grade (2)	-	190	491	1,802	2,483

Total	123	194	927	3,342	4,586

Total credit derivatives	$2,720	$22,128	$36,567	$72,318	$133,733

	Maximum Payout/Notional
Credit default swaps:
Investment grade (1)	$125,714	$329,927	$631,153	$354,000	$1,440,794
Non-investment grade (2)	105,360	311,464	466,507	487,693	1,371,024

Total	231,074	641,391	1,097,660	841,693	2,811,818

Total return swaps/other:
Investment grade (1)	169	68	3,144	7,780	11,161
Non-investment grade (2)	167	963	1,052	11,530	13,712

Total	336	1,031	4,196	19,310	24,873

Total credit derivatives	$231,410	$642,422	$1,101,856	$861,003	$2,836,691

	December 31, 2008
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Credit default swaps:
Investment grade (1)	$1,039	$13,062	$32,594	$29,153	$75,848
Non-investment grade (2)	1,483	9,222	19,243	13,012	42,960

Total	2,522	22,284	51,837	42,165	118,808

Total return swaps/other:
Non-investment grade (2)	36	8	-	13	57

Total credit derivatives	$2,558	$22,292	$51,837	$42,178	$118,865

	Maximum Payout/Notional
Credit default swaps:
Investment grade (1)	$49,535	$169,508	$395,768	$187,075	$801,886
Non-investment grade (2)	17,217	48,829	89,650	42,452	198,148

Total	66,752	218,337	485,418	229,527	1,000,034

Total return swaps/other:
Non-investment grade (2)	1,178	628	37	4,360	6,203

Total credit derivatives	$67,930	$218,965	$485,455	$233,887	$1,006,237

(1)	The Corporation considers ratings of BBB- or higher as meeting the definition of investment grade.

(2)	Includes non-rated credit derivative instruments.

The notional amount represents the maximum amount payable by the Corporation for most credit derivatives. However, the Corporation does not solely monitor its exposure to credit derivatives based on notional amount because this measure does not take into consideration the probability of occurrence. As such, the notional amount is not a reliable indicator of the Corporation’s exposure to these contracts. Instead, a risk framework is used to define risk tolerances and establish limits to help ensure that certain credit risk-related losses that occur are within acceptable, predefined limits.

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit protection for which the Corporation held purchased protection with identical underlying referenced names at September 30, 2009 was $110.2 billion and $2.5 trillion compared to $92.4 billion and $819.4 billion at December 31, 2008.

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

Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that aid in enhancing the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation, as well as its counterparties in respect to changes in the Corporation’s creditworthiness. At September 30, 2009, the Corporation received cash and securities collateral of $86.6 billion and posted cash and securities collateral of $78.9 billion in the normal course of business under derivative agreements.

In connection with certain over-the-counter derivatives transactions and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of Bank of America Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At September 30, 2009, the amount of additional collateral and termination payments that would be required for such derivative transactions and trading agreements was approximately $2.1 billion if the long-term credit rating of Bank of America Corporation and its subsidiaries was incrementally downgraded by one level by all rating agencies. A second incremental one level downgrade by the rating agencies would have required approximately $1.0 billion in additional collateral.

The Corporation records counterparty credit risk valuation adjustments on derivative assets, including its credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral, and creditworthiness of the counterparty. During the three and nine months ended September 30, 2009, credit valuation gains for counterparty credit risk related to derivative assets of $1.0 billion and $1.5 billion compared to losses of $467 million and $1.4 billion during the same periods in 2008 were recognized as trading account profits (losses). At September 30, 2009, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was $7.8 billion.

In addition, the fair value of the Corporation or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and nine months ended September 30, 2009, credit valuation losses of $714 million and $631 million compared to gains of $106 million and $346 million for the same periods in 2008 were recognized in trading account profits (losses) for changes in the Corporation or its subsidiaries’ credit risk. At September 30, 2009, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $774 million.

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS debt and marketable equity securities at September 30, 2009 and December 31, 2008 were:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, September 30, 2009
U.S. Treasury securities and agency debentures	$26,562	$439	$(32)	$26,969
Mortgage-backed securities:
Agency MBSs	120,653	3,007	(165)	123,495
Agency collateralized mortgage obligations	16,012	243	(135)	16,120
Non-agency MBSs	44,343	1,864	(5,253)	40,954
Foreign securities	5,017	40	(897)	4,160
Corporate/Agency bonds	5,853	156	(122)	5,887
Other taxable securities (1)	18,844	300	(505)	18,639

Total taxable securities	237,284	6,049	(7,109)	236,224
Tax-exempt securities	10,939	209	(172)	10,976

Total available-for-sale debt securities	$248,223	$6,258	$(7,281)	$247,200

Available-for-sale marketable equity securities (2)	$6,189	$3,172	$(612)	$8,749

Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities and agency debentures	$4,540	$121	$(14)	$4,647
Mortgage-backed securities:
Agency MBSs	191,913	3,064	(146)	194,831
Non-agency MBSs	43,224	860	(9,337)	34,747
Foreign securities	5,675	6	(678)	5,003
Corporate/Agency bonds	5,560	31	(1,022)	4,569
Other taxable securities (1)	24,832	11	(1,300)	23,543

Total taxable securities	275,744	4,093	(12,497)	267,340
Tax-exempt securities	10,501	44	(981)	9,564

Total available-for-sale debt securities	$286,245	$4,137	$(13,478)	$276,904

Available-for-sale marketable equity securities (2)	$18,892	$7,717	$(1,537)	$25,072

(1)	Includes ABS.

(2)	Represents those AFS marketable equity securities that are recorded in other assets on the Corporation’s Consolidated Balance Sheet.

At September 30, 2009, the amortized cost and fair value of held-to-maturity debt securities were $9.5 billion and $7.9 billion, which include asset-backed securities that were issued by the Corporation’s credit card securitization trust and retained by the Corporation with an amortized cost of $6.9 billion and a fair value of $5.3 billion. At December 31, 2008, both the amortized cost and fair value of held-to-maturity debt securities were $685 million. The accumulated net unrealized gains (losses) on AFS debt and marketable equity securities included in accumulated OCI were $(596) million and $1.6 billion, net of the related income tax expense (benefit) of $(427) million and $947 million at September 30, 2009. For more information on accumulated OCI see Note 13 – Shareholders’ Equity and Earnings Per Common Share. At September 30, 2009 and December 31, 2008, the Corporation had nonperforming AFS debt securities of $779 million and $291 million.

The Corporation obtained certain securities as part of the Merrill Lynch acquisition with evidence of deterioration and for which it was probable that all contractually required payments would not be collected. The securities’ par value was approximately $6.6 billion and fair value was approximately $1.8 billion as of the acquisition date.

The Corporation adopted new accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities as of January 1, 2009. As prescribed by the new guidance, for the three and nine months ended September 30, 2009, the Corporation recognized the credit component of an other-than-temporary impairment of its debt securities in earnings and the non-credit component in OCI for those securities which the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the security prior to recovery. Upon adoption, $71 million, net-of-tax, of other-than-temporary impairment charges previously recorded through earnings were reclassified to OCI with an offset to retained earnings as a cumulative-effect adjustment. For additional information on the adoption of this accounting pronouncement see Note 1 – Summary of Significant Accounting Principles.

During the three and nine months ended September 30, 2009, the Corporation recorded other-than-temporary impairment losses on AFS debt securities as follows:

	Three Months Ended September 30, 2009
(Dollars in millions)	Non-agency MBSs	Foreign Securities	Corporate / Agency Bonds	Other Taxable Securities	Total
Total other-than-temporary impairment losses (unrealized and realized)	$(538)	$(107)	$(19)	$(183)	$(847)
Less: Unrealized other-than-temporary impairment losses recognized in OCI (1)	50	-	-	-	50
Net impairment losses recognized in earnings (2)	$(488)	$(107)	$(19)	$(183)	$(797)
	Nine Months Ended September 30, 2009
(Dollars in millions)	Non-agency MBSs	Foreign Securities	Corporate / Agency Bonds	Other Taxable Securities	Total
Total other-than-temporary impairment losses (unrealized and realized)	$(1,801)	$(342)	$(87)	$(441)	$(2,671)
Less: Unrealized other-than-temporary impairment losses recognized in OCI (1)	477	-	-	-	477
Net impairment losses recognized in earnings (2)	$(1,324)	$(342)	$(87)	$(441)	$(2,194)

(1)

Represents the non-credit component of the other-than-temporary impairment on AFS debt securities. For securities where the credit loss exceeds the total unrealized loss, the non-credit component is recognized as an unrealized gain in OCI. Balances above exclude $149 million and $430 million of gross unrealized gains recorded in OCI related to these securities for the three and nine months ended September 30, 2009.

(2)	Represents the credit component of the other-than-temporary impairment on AFS debt securities.

Activity related to the credit component recognized in earnings on debt securities held by the Corporation for which a portion of the other-than-temporary impairment loss remains in OCI for the three and nine months ended September 30, 2009 is as follows:

(Dollars in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance, beginning of period	$296	$-
Credit component of other-than-temporary impairment not reclassified to OCI in conjunction with the cumulative-effect transition adjustment (1)	-	22
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized (2)	36	310
Additions for the credit component on debt securities in which other-than-temporary impairment was previously recognized (2)	9	9
Balance, September 30, 2009	$341	$341

(1)

As of January 1, 2009, the Corporation had securities with $134 million of other-than-temporary impairment previously recognized in earnings of which $22 million represented the credit component and $112 million represented the non-credit component which was reclassified back to OCI through a cumulative-effect transition adjustment.

(2)

During the three and nine months ended September 30, 2009, the Corporation recognized $752 million and $1.9 billion of other-than-temporary impairments on debt securities in which no portion of other-than-temporary impairment loss remained in OCI. Other-than-temporary impairments related to these securities are excluded from these amounts.

As of September 30, 2009, those debt securities with other-than-temporary impairment for which a portion of the other-than-temporary impairment loss remains in OCI consisted entirely of non-agency mortgage-backed securities. The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model. The Corporation estimates the expected cash flows of the underlying collateral using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from a structure. Expected principal and interest cash flows on an impaired debt security are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Based on the expected cash flows derived from the model, the Corporation expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

Significant assumptions used in the modeling of the credit component of the non-agency mortgage-backed securities with other-than-temporary impairments were as follows as of September 30, 2009.

			Range
	Weighted- average		10th Percentile		90th Percentile
Prepayment speed (1)	11.8	%	3.0	%	32.7%
Loss severity (2)	56.3		27.8		67.4
Life default rate (3)	57.0		3.2		98.7

(1)	Annual constant prepayment speed.

(2)

Loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers (FICO score) and geographic concentration. Weighted-average severity by collateral type was 52 percent for prime bonds, 57 percent for Alt-A bonds, and 58 percent for subprime bonds.

(3)

Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average default rate by collateral type was 40 percent for prime bonds, 62 percent for Alt-A bonds, and 61 percent for subprime bonds.

During the nine months ended September 30, 2009, the Corporation recognized $326 million of other-than-temporary impairment losses on AFS marketable equity securities compared to $388 million during the same period in 2008. During the three months ended September 30, 2008, the Corporation recognized $374 million of other-than-temporary impairment losses on AFS marketable equity securities. No such losses were recognized for the three months ended September 30, 2009.

The following table presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at September 30, 2009 and December 31, 2008, including debt securities for which a portion of other-than-temporary impairment has been recognized in OCI. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily-impaired available-for-sale debt securities as of September 30, 2009
U.S. Treasury securities and agency debentures	$3,875	$(32)	$-	$-	$3,875	$(32)
Mortgage-backed securities:
Agency MBSs	10,011	(162)	172	(3)	10,183	(165)
Agency collateralized mortgage obligations	4,236	(135)	-	-	4,236	(135)
Non-agency MBSs	9,673	(1,581)	12,028	(3,567)	21,701	(5,148)
Foreign securities	180	(54)	3,669	(843)	3,849	(897)
Corporate/Agency bonds	456	(91)	373	(31)	829	(122)
Other taxable securities	311	(25)	3,491	(480)	3,802	(505)
Total taxable securities	28,742	(2,080)	19,733	(4,924)	48,475	(7,004)
Tax-exempt securities	157	(5)	1,881	(167)	2,038	(172)
Total temporarily-impaired available-for-sale debt securities	28,899	(2,085)	21,614	(5,091)	50,513	(7,176)
Temporarily-impaired available-for-sale marketable equity securities	49	(1)	2,089	(611)	2,138	(612)
Total temporarily-impaired available-for-sale securities	28,948	(2,086)	23,703	(5,702)	52,651	(7,788)
Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency MBSs	171	(33)	555	(72)	726	(105)
Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$29,119	$(2,119)	$24,258	$(5,774)	$53,377	$(7,893)
Temporarily-impaired available-for-sale debt securities as of December 31, 2008
U.S. Treasury securities and agency debentures	$306	$(14)	$-	$-	$306	$(14)
Mortgage-backed securities:
Agency MBSs	2,282	(12)	7,508	(134)	9,790	(146)
Non-agency MBSs	20,068	(6,776)	4,141	(2,561)	24,209	(9,337)
Foreign securities	3,491	(562)	1,126	(116)	4,617	(678)
Corporate/Agency bonds	2,573	(934)	666	(88)	3,239	(1,022)
Other taxable securities	12,870	(1,077)	501	(223)	13,371	(1,300)
Total taxable securities	41,590	(9,375)	13,942	(3,122)	55,532	(12,497)
Tax-exempt securities	6,386	(682)	1,540	(299)	7,926	(981)
Total temporarily-impaired available-for-sale debt securities	47,976	(10,057)	15,482	(3,421)	63,458	(13,478)
Temporarily-impaired available-for-sale marketable equity securities	3,431	(499)	1,555	(1,038)	4,986	(1,537)
Total temporarily-impaired available-for-sale securities	$51,407	$(10,556)	$17,037	$(4,459)	$68,444	$(15,015)

(1)	Includes other-than-temporarily impaired available-for-sale debt securities in which a portion of the other-than-temporary impairment loss remains in OCI.

At September 30, 2009, the amortized cost of approximately 10,000 AFS securities, including securities with other-than-temporary impairment in which a portion of the impairment remains in OCI, exceeded their fair value by $7.9 billion. Included in the $7.9 billion of gross unrealized losses on these AFS securities at September 30, 2009, was $2.1 billion of gross unrealized losses that have existed for less than twelve months and $5.8 billion of gross unrealized losses that have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or longer, $3.6 billion, or 62 percent, of the gross unrealized loss is related to approximately 400 mortgage-backed securities due to continued deterioration in non-agency MBS values driven by a lack of market liquidity. The Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell these securities before recovery of its amortized cost basis. In addition, $611 million, or 11 percent, of the gross unrealized loss is related to approximately 400 AFS marketable equity securities primarily due to the decline in the market. The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.

The Corporation had investments in AFS mortgage-backed securities from Fannie Mae, Freddie Mac and Ginnie Mae that exceeded 10 percent of consolidated shareholders’ equity as of September 30, 2009. These investments had market values of $76.6 billion, $32.8 billion and $30.2 billion at September 30, 2009 and total amortized cost of $75.3 billion, $31.8 billion and $29.6 billion, respectively. The Corporation had investments in AFS debt securities from Fannie Mae, Freddie Mac and Ginnie Mae that exceeded 10 percent of consolidated shareholders’ equity as of December 31, 2008. These investments had market values of $104.1 billion, $46.9 billion and $44.6 billion at December 31, 2008 and total amortized cost of $102.9 billion, $46.1 billion and $43.7 billion, respectively.
Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $99.6 billion and $158.9 billion at September 30, 2009 and December 31, 2008.

The expected maturity distribution of the Corporation’s mortgage-backed securities and the contractual maturity distribution of the Corporation’s other debt securities, and the yields of the Corporation’s AFS debt securities portfolio at September 30, 2009 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2009
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total

(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Fair value of available-for-sale debt securities
U.S. Treasury securities and agency debentures	$171	2.24%	$14,719	1.60%	$2,910	4.65%	$9,169	4.17%	$26,969	2.80%

Mortgage-backed securities:

Agency MBSs	42	5.01	64,500	5.03	37,758	4.95	21,195	4.57	123,495	4.92
Agency collateralized mortgage obligations	425	1.03	7,777	1.73	7,914	1.43	4	5.22	16,120	1.56

Non-agency MBSs	821	7.95	21,991	8.84	9,984	9.17	8,158	5.29	40,954	8.17

Foreign securities	544	1.43	2,210	6.19	88	4.03	1,318	4.12	4,160	4.68

Corporate/Agency bonds	875	0.85	1,881	4.29	2,613	9.47	518	4.36	5,887	6.01

Other taxable securities	10,468	1.07	6,110	3.76	415	9.99	1,646	4.13	18,639	2.43

Total taxable securities	13,346	1.65	119,188	5.11	61,682	5.41	42,008	4.60	236,224	4.89

Tax-exempt securities (2)	1,283	1.49	1,858	6.85	4,513	6.97	3,322	4.19	10,976	5.43

Total available-for-sale debt securities	$14,629	1.63	$121,046	5.13	$66,195	5.51	$45,330	4.57	$247,200	4.91

Amortized cost of available-for-sale debt securities	$15,157		$121,308		$65,059		$46,699		$248,223

(1)	Yields are calculated based on the amortized cost of the securities.

(2)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

The components of realized gains and losses on sales of debt securities for the three and nine months ended September 30, 2009 and 2008 were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Gross gains	$1,639	$58	$3,920	$477
Gross losses	(85)	(48)	(236)	(115)
Net gains on sales of debt securities	$1,554	$10	$3,684	$362

The income tax expense attributable to realized net gains on debt securities sales was $575 million and $1.4 billion for the three and nine months ended September 30, 2009 compared to $3 million and $134 million for the same periods in 2008.

Certain Corporate and Strategic Investments

At September 30, 2009 and December 31, 2008, the Corporation owned approximately 11 percent, or 25.6 billion common shares and 19 percent, or 44.7 billion common shares of CCB. During the first quarter of 2009, the Corporation sold 5.6 billion common shares of its initial investment of 19.1 billion common shares in CCB for a pre-tax gain of approximately $1.9 billion. During the second quarter of 2009, the Corporation sold its remaining 13.5 billion common shares of its initial investment in CCB for a pre-tax gain of approximately $5.3 billion. These shares were accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. The remaining investment of 25.6 billion common shares is accounted for at cost, is recorded in other assets and is non-transferable until August 2011. At September 30, 2009 and December 31, 2008, the cost of the CCB investment was $9.2 billion and $12.0 billion. At September 30, 2009 and December 31, 2008, the carrying value was $9.2 billion and $19.7 billion and the fair value was $20.4 billion and $24.5 billion. Dividend income on this investment is recorded in equity investment income. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, the Corporation expects to continue to provide advice and assistance to CCB.

Additionally, the Corporation owned approximately 188.4 million and 171.3 million of preferred shares and 56.5 million and 51.3 million of common shares of Itaú Unibanco Holding S.A. (Itaú Unibanco) at September 30, 2009 and December 31, 2008. During the third quarter of 2009, the Corporation received a stock dividend resulting in an increase of preferred shares of 17.1 million and common shares of 5.2 million. The Itaú Unibanco investment is accounted for at fair value and recorded as AFS marketable equity securities in other assets with an offset, net-of-tax, to accumulated OCI. Dividend income on this investment is recorded in equity investment income. At September 30, 2009 and December 31, 2008, the cost of this investment was $2.6 billion and the fair value was $4.9 billion and $2.5 billion.

At September 30, 2009 and December 31, 2008, the Corporation had a 24.9 percent, or $2.4 billion and $2.1 billion, investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

As part of the acquisition of Merrill Lynch, the Corporation acquired an economic ownership in BlackRock, a publicly traded investment company. At September 30, 2009, the carrying value was $8.7 billion representing an approximate 48 percent economic ownership in BlackRock. This investment is recorded in other assets and is accounted for under the equity method of accounting with income being recorded in equity investment income.

On June 26, 2009, the Corporation entered into a joint venture agreement with First Data Corporation creating Banc of America Merchant Services, LLC. Approximately 46.5 percent of this joint venture is owned by the Corporation and 48.5 percent is owned by First Data Corporation, with the remaining stake held by a third party investor. In the second quarter of 2009, the Corporation recorded in other income a pre-tax gain of $3.8 billion related to the contribution of its merchant processing business to the joint venture. The investment in the joint venture, which was initially recorded at a fair value of $4.7 billion is being accounted for under the equity method of accounting with income being recorded in equity investment income. The carrying value at September 30, 2009 was $4.7 billion.

For additional information on securities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

NOTE 6 – Outstanding Loans and Leases

Outstanding loans and leases at September 30, 2009 and December 31, 2008 were:

(Dollars in millions)	September 30 2009	December 31 2008
Consumer
Residential mortgage (1)	$238,921	$248,063
Home equity	152,039	152,483
Discontinued real estate (2)	15,460	19,981
Credit card – domestic	49,221	64,128
Credit card – foreign	20,985	17,146
Direct/Indirect consumer (3)	98,366	83,436
Other consumer (4)	3,264	3,442
Total consumer	578,256	588,679
Commercial
Commercial – domestic (5)	207,607	219,233
Commercial real estate (6)	72,662	64,701
Commercial lease financing	21,910	22,400
Commercial – foreign	27,634	31,020
Total commercial loans	329,813	337,354
Commercial loans measured at fair value (7)	6,197	5,413
Total commercial	336,010	342,767
Total loans and leases	$914,266	$931,446

(1)	Includes foreign residential mortgages of $533 million at September 30, 2009. The Corporation did not have any foreign residential mortgage loans at December 31, 2008.

(2)

Includes $13.9 billion and $18.2 billion of pay option loans and $1.5 billion and $1.8 billion of subprime loans at September 30, 2009 and December 31, 2008 obtained as part of the acquisition of Countrywide. The Corporation no longer originates these products.

(3)

Includes dealer financial services loans of $41.4 billion and $40.1 billion, consumer lending loans of $21.9 billion and $28.2 billion, securities-based lending margin loans of $11.7 billion and $0, and foreign consumer loans of $7.9 billion and $1.8 billion at September 30, 2009 and December 31, 2008.

(4)	Includes consumer finance loans of $2.3 billion and $2.6 billion, and other foreign consumer loans of $683 million and $618 million at September 30, 2009 and December 31, 2008.

(5)	Includes small business commercial – domestic loans, primarily card related, of $17.9 billion and $19.1 billion at September 30, 2009 and December 31, 2008.

(6)

Includes domestic commercial real estate loans of $69.1 billion and $63.7 billion, and foreign commercial real estate loans of $3.5 billion and $979 million at September 30, 2009 and December 31, 2008.

(7)

Certain commercial loans are measured at fair value in accordance with fair value option and include commercial – domestic loans of $4.0 billion and $3.5 billion, commercial – foreign loans of $2.1 billion and $1.7 billion, and commercial real estate loans of $98 million and $203 million at September 30, 2009 and December 31, 2008. See Note 16 – Fair Value Disclosures for additional discussion of fair value for certain financial instruments.

The Corporation mitigates a portion of its credit risk in the residential mortgage portfolio through cash collateralized synthetic securitizations which provide mezzanine risk protection of $2.6 billion and are designed to reimburse the Corporation in the event that losses exceed 10 bps of the original pool balance. As of September 30, 2009 and December 31, 2008, $76.3 billion and $109.3 billion of mortgage loans were referenced to these agreements. During the three and nine months ended September 30, 2009, $37 million and $673 million were recognized in other income for amounts that will be reimbursed under these structures. As of September 30, 2009, the Corporation had a receivable of $1.1 billion from these structures for reimbursement of losses. In addition, the Corporation has entered into credit protection agreements with government-sponsored enterprises on $5.5 billion and $9.6 billion as of September 30, 2009 and December 31, 2008, providing full protection on conforming residential mortgage loans that become severely delinquent. Combined these structures provided risk mitigation for approximately 34 percent and 48 percent of the residential mortgage portfolio at September 30, 2009 and December 31, 2008.

Nonperforming Loans and Leases

The following table presents the Corporation’s nonperforming loans and leases at September 30, 2009 and December 31, 2008. This table excludes purchased impaired loans, performing troubled debt restructurings (TDRs) and loans measured at fair value under the fair value option. See the discussions that follow on impaired loans and troubled debt restructurings, and the purchased impaired loan portfolio.

Nonperforming Loans and Leases (1)

(Dollars in millions)	September 30 2009	December 31 2008
Consumer (2)
Residential mortgage	$15,509	$7,057
Home equity	3,741	2,637
Discontinued real estate	207	77
Direct/Indirect consumer	92	26
Other consumer	105	91
Total consumer	19,654	9,888
Commercial
Commercial – domestic (3)	4,886	2,245
Commercial real estate	6,943	3,906
Commercial lease financing	170	56
Commercial – foreign	261	290
Total commercial	12,260	6,497
Total nonperforming loans and leases	$31,914	$16,385

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

(2)

The definition of nonperforming generally does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged off no later than the end of the month in which the account becomes 180 days past due.

(3)	Includes small business commercial – domestic loans of $167 million and $205 million at September 30, 2009 and December 31, 2008.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings (TDRs) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These amounts exclude all commercial leases, purchased impaired loans, and loans measured at fair value under the fair value option. See the discussion that follows on the purchased impaired loan portfolio.

Included in certain loan categories in the nonperforming table above are TDRs that were classified as nonperforming. At September 30, 2009 and December 31, 2008, the Corporation had $2.9 billion and $209 million of residential mortgages, $1.6 billion and $302 million of home equity, $330 million and $44 million of commercial domestic loans, and $34 million and $5 million of discontinued real estate loans that were modified in TDRs and nonperforming. In addition to these amounts the Corporation had TDRs that were performing in accordance with their modified terms of $1.6 billion and $320 million of residential mortgage, $433 million and $1 million of home equity, $32 million and $66 million of discontinued real estate, and $130 million and $13 million of commercial domestic loans at September 30, 2009 and December 31, 2008.

At September 30, 2009 and December 31, 2008, the recorded investment in impaired loans (commercial nonperforming loans, commercial accruing TDRs and consumer accruing and non-accruing TDRs) requiring an allowance for loan and lease losses was $17.5 billion and $6.9 billion, and the related allowance for loan and lease losses was $2.7 billion and $720 million.

The Corporation seeks to assist customers that are experiencing financial difficulty through renegotiating credit card and consumer lending loans, while ensuring compliance with Federal Financial Institutions Examination Council (FFIEC) guidelines. At September 30, 2009 and December 31, 2008, the Corporation had renegotiated consumer credit card – domestic held loans of $3.8 billion and $2.3 billion, of which $2.8 billion and $1.7 billion were current or less than 30 days past due under the modified terms. In addition at September 30, 2009 and December 31, 2008, the Corporation had renegotiated consumer credit card – foreign held loans of $895 million and $517 million, of which $478 million and $287 million were current or less than 30 days past due under the modified terms, and consumer lending loans of $1.9 billion and $1.3 billion, of which $1.4 billion and $854 million were current or less than 30 days past due under the modified terms. These renegotiated loans are excluded from nonperforming loans.

Purchased Impaired Loans

Purchased impaired loans are acquired loans with evidence of credit quality deterioration since origination and for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. For additional information on the accounting for purchased impaired loans see the Loans and Leases section of Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

As of January 1, 2009, the Merrill Lynch purchased impaired consumer and commercial loans had an unpaid principal balance of $2.7 billion and $2.9 billion and a fair value of $2.3 billion and $1.9 billion. At September 30, 2009, the unpaid principal balance on both consumer and commercial loans was $2.5 billion and the carrying value on these loans was $2.0 billion and $1.2 billion, net of the allowance for loan and lease losses. The following table provides details on purchased impaired loans obtained in connection with the Merrill Lynch acquisition.

Acquired Loan Information for Merrill Lynch, as of January 1, 2009

(Dollars in millions)
Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,357)
Cash flows expected to be collected (1)	4,848
Less: Accretable yield	(627)
Fair value of loans acquired	$4,221

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Under purchased impaired loan accounting, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan and lease losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and an increase from expected cash flows to accretable yield for any remaining increase. All changes in expected interest cash flows will result in an increase or decrease of accretable yield.

Loans in the purchased impaired loan population that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the purchased impaired loan carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the purchased impaired loan pool at its carrying value, as well as the related allowance for loan and lease losses, and classified as a TDR. The carrying value of purchased impaired loan TDRs totaled $2.1 billion at September 30, 2009 of which $1.8 billion were on accrual status. The carrying basis of these modified loans, net of allowance, was approximately 68 percent of the unpaid principal balance.

The Corporation recorded $1.3 billion and $3.0 billion in net reserve additions related to the purchased impaired loan portfolio during the three and nine months ended September 30, 2009 due to a decrease in expected principal cash flows. The amount of the allowance for loan and lease losses associated with the purchased impaired loan portfolio was $3.8 billion at September 30, 2009 of which $3.5 billion related to Countrywide and $232 million related to Merrill Lynch.

The following table provides activity for the accretable yield on purchased impaired loans acquired from Countrywide and Merrill Lynch for the three and nine months ended September 30, 2009. The decrease in expected cash flows during the three and nine months ended September 30, 2009 of $3.8 billion and $248 million is primarily attributable to lower expected interest cash flows due to increased expected credit losses and faster prepayment assumptions.

Accretable Yield Activity

(Dollars in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Accretable yield, beginning of period	$14,326	$12,860
Merrill Lynch balance, January 1, 2009	-	627
Accretions	(618)	(2,296)
Disposals/Transfers (1)	(321)	(1,376)
Decrease in expected cash flows (2)	(3,820)	(248)
Accretable yield, September 30, 2009	$9,567	$9,567

(1)

Includes $225 million and $1.1 billion in accretable yield related to loans restructured in TDRs in which the modified cash flows were lower than expectations at acquisition for the three and nine months ended September 30, 2009. These TDRs have been removed from the purchased impaired loan pool.

(2)	Represents reclassifications to/from nonaccretable difference, increases/decreases in interest cash flows due to prepayments and/or changes in interest rates.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for the three and nine months ended September 30, 2009 and 2008. The Corporation recorded $1.3 billion and $3.0 billion in net reserve additions during the three and nine months ended September 30, 2009, specifically for the purchased impaired loan portfolio. The amount of the allowance for loan and lease losses associated with the purchased impaired loan portfolio was $3.8 billion at September 30, 2009.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Allowance for loan and lease losses, beginning of period	$33,785	$17,130	$23,071	$11,588
Loans and leases charged off	(10,059)	(4,697)	(26,541)	(11,760)
Recoveries of loans and leases previously charged off	435	341	1,274	1,070
Net charge-offs	(9,624)	(4,356)	(25,267)	(10,690)
Provision for loan and lease losses	11,658	6,530	38,357	18,381
Other (1)	13	1,042	(329)	1,067
Allowance for loan and lease losses, September 30	35,832	20,346	35,832	20,346
Reserve for unfunded lending commitments, beginning of period	1,992	507	421	518
Provision for unfunded lending commitments	47	(80)	103	(91)
Other (2)	(472)	-	1,043	-
Reserve for unfunded lending commitments, September 30	1,567	427	1,567	427
Allowance for credit losses, September 30	$37,399	$20,773	$37,399	$20,773

(1)

For the nine months ended September 30, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation. This reduction was partially offset by a $340 million increase associated with the reclassification to other assets of the December 31, 2008 amount expected to be reimbursed under residential mortgage cash collateralized synthetic securitizations.

(2)

For the three and nine months ended September 30, 2009, this amount represents the fair value of the acquired Merrill Lynch unfunded lending commitments excluding those accounted for in accordance with fair value option, net of accretion and the impact of funding previously unfunded positions.

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

First Lien Mortgage-related Securitizations

As part of its mortgage banking activities, the Corporation securitizes a portion of the residential mortgage loans it originates or purchases from third parties in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages that it originates or purchases from other entities.

The following tables summarize selected information related to mortgage securitizations for the three and nine months ended September 30, 2009 and 2008 and at September 30, 2009 and December 31, 2008.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	Three Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Cash proceeds from new securitizations (1)	$99,029	$47,184	$-	$-	$-	$-	$-	$-	$313	$-
Gains on securitizations (2, 3)	16	6	-	-	-	-	-	-	-	-
Cash flows received on residual interests	-	-	4	2	21	23	1	1	6	1

	Nine Months Ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Cash proceeds from new securitizations (1)	$270,314	$85,169	$-	$1,038	$-	$-	$-	$-	$313	$3,557
Gains on securitizations (2, 3)	37	27	-	2	-	-	-	-	-	29
Cash flows received on residual interests	-	-	18	2	52	23	4	1	17	1

(1)

The Corporation sells residential mortgage loans to government-sponsored agencies in the normal course of business and receives mortgage-backed securities in exchange. These mortgage-backed securities may then be subsequently sold into the market to third party investors for cash proceeds.

(2)	Net of hedges

(3)

Substantially all of the residential mortgages securitized are initially classified as LHFS and recorded at fair value in accordance with the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three and nine months ended September 30, 2009, the Corporation recognized $1.7 billion and $4.2 billion of gains on these LHFS compared to $211 million and $750 million during the same periods in 2008.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Principal balance outstanding (1)	$1,245,674	$1,123,916	$83,718	$111,683	$89,277	$57,933	$152,129	$136,027	$62,777	$55,403
Residual interests held	-	-	13	-	2	13	-	-	65	7
Senior securities (2, 3):
Trading account assets	$749	$1,308	$583	$367	$13	$-	$433	$278	$213	$168
Available-for-sale debt securities	15,392	12,507	4,230	4,559	181	121	521	569	1,196	16

Total senior securities	$16,141	$13,815	$4,813	$4,926	$194	$121	$954	$847	$1,409	$184

Subordinated securities (2, 4):
Trading account assets	$-	$-	$5	$23	$-	$3	$5	$1	$139	$136
Available-for-sale debt securities	-	-	20	20	27	1	6	17	26	-

Total subordinated securities	$-	$-	$25	$43	$27	$4	$11	$18	$165	$136

(1)

Generally, the Corporation as transferor will service the sold loans and thus recognize an MSR upon securitization. See additional information to follow related to the Corporation’s role as servicer and Note 18 – Mortgage Servicing Rights.

(2)

As a holder of these securities, the Corporation receives scheduled interest and principal payments. During the three and nine months ended September 30, 2009 and 2008, there were no significant other-than-temporary impairments recorded on those securities classified as AFS debt securities.

(3)

Substantially all of the residential mortgage senior securities were valued using quoted market prices at September 30, 2009 and December 31, 2008. At September 30, 2009, substantially all of the commercial mortgage senior securities were valued using quoted market prices while substantially all were valued using model valuations at December 31, 2008.

(4)

At September 30, 2009, substantially all of the residential mortgage subordinated securities and all of the commercial mortgage subordinated securities were valued using quoted market prices while substantially all were valued using model valuations at December 31, 2008.

The Corporation sells loans with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. Under the Corporation’s representations and warranties, the Corporation may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Corporation bears any subsequent credit loss on the mortgage loans. The Corporation’s representations and warranties are generally not subject to stated limits. However, the Corporation’s contractual liability arises only when the representations and warranties are breached. The Corporation attempts to limit its risk of incurring these losses by structuring its operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. In addition, certain of the Corporation’s securitizations include a corporate guarantee which is a contract written to protect purchasers of the loans from credit losses up to a specified amount. The estimated losses to be absorbed by the guarantees are recorded when the Corporation sells the loans with guarantees. The Corporation records its liability for representations and warranties, and corporate guarantees in accrued expenses and other liabilities and records the related expense through mortgage banking income. During the three and nine months ended September 30, 2009, the Corporation repurchased $340 million and $922 million of loans from securitization trusts as a result of the Corporation’s representations and warranties, and corporate guarantees. In addition, the Corporation repurchased $2.3 billion and $3.3 billion of loans from the securitization trusts as a result of modifications, loan delinquencies or optional clean-up calls during the three and nine months ended September 30, 2009.

In addition to the amounts included in the table above, during the three and nine months ended September 30, 2009, the Corporation purchased $11.7 billion and $27.7 billion of mortgage-backed securities from third parties and resecuritized them compared to $4.0 billion and $11.2 billion for the same periods in 2008. Net gains, which include net interest income earned during the holding period, totaled $94 million and $156 million for the three and nine months ended September 30, 2009 compared to $26 million and $64 million for the same periods in 2008. At September 30, 2009 and December 31, 2008, the Corporation retained $2.1 billion and $1.0 billion of the senior securities issued in these transactions which were valued using quoted market prices and recorded in trading account assets.

The Corporation has consumer MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.6 billion and $4.6 billion during the three and nine months ended September 30, 2009 compared to $1.5 billion and $2.0 billion for the same periods in 2008. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $15.6 billion and $8.8 billion at September 30, 2009 and December 31,

2008. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $13 million and $37 million during the three and nine months ended September 30, 2009 compared to $7 million and $28 million for the same periods in 2008. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $91 million and $14 million at September 30, 2009 and December 31, 2008. For more information on MSRs, see Note 18 – Mortgage Servicing Rights.

Credit Card Securitizations

The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement includes servicing the receivables, retaining an undivided interest (the “seller’s interest”) in the receivables, and holding certain retained interests (e.g., senior and subordinated securities, interest-only strips, discount receivables, subordinated interests in accrued interest and fees on the securitized receivables and cash reserve accounts) in credit card securitization vehicles. The securitization trusts’ legal documents require the Corporation to maintain a minimum seller’s interest of four to five percent, and at September 30, 2009, the Corporation is in compliance with this requirement. The seller’s interest in the trusts represents the Corporation’s undivided interests in the receivables transferred to the trust and is pari passu to the investors’ interest. The seller’s interest is not represented by security certificates, is carried at historical cost, and is classified within loans on the Corporation’s Consolidated Balance Sheet. At September 30, 2009 and December 31, 2008, the Corporation had $10.3 billion and $14.8 billion related to its undivided interests in the trusts.

As specifically permitted by the terms of the transaction documents, and in an effort to address the recent decline in the excess spread due to the performance of the underlying credit card receivables in the U.S. Credit Card Securitization Trust, an additional subordinated security with a stated interest rate of zero percent was issued by the trust to the Corporation in the first quarter of 2009 (the Class D security). As the issuance was not treated as a sale, the Class D security was recorded at $7.8 billion, which represents the $8.5 billion book value of the loans exchanged less the associated $750 million allowance for loan and lease losses, and was classified as held-to-maturity. In addition, as permitted by the transaction documents, the Corporation specified that from March 1, 2009 through September 30, 2009 a percentage of new receivables transferred to the trust will be deemed “discount receivables” and collections thereon will be added to finance charges, which has increased the yield in the trust. The Corporation extended this agreement through March 31, 2010. The carrying amount of discount receivables was $3.5 billion and the carrying amount and fair value of the retained Class D security were $6.9 billion and $5.3 billion at September 30, 2009. These actions did not have a significant impact on the Corporation’s results of operations.

The following tables summarize selected information related to credit card securitizations for the three and nine months ended September 30, 2009 and 2008 and at September 30, 2009 and December 31, 2008.

	Credit Card
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Cash proceeds from new securitizations	$-	$3,300	$-	$16,348
Gains on securitizations	-	16	-	79
Collections reinvested in revolving period securitizations	32,635	37,340	101,700	126,130
Cash flows received on residual interests	1,233	1,374	3,738	4,647

	Credit Card
(Dollars in millions)	September 30, 2009	December 31, 2008
Principal balance outstanding (1)	$106,658	$114,141
Senior securities held (2)	3,999	4,965
Subordinated securities held (3)	8,452	1,837
Residual interests held (4)	5,245	2,233

(1)

Principal balance outstanding represents the principal balance of credit card receivables that have been legally isolated from the Corporation including those loans that are still held on the Corporation’s Consolidated Balance Sheet (i.e., seller’s interest).

(2)

At September 30, 2009 and December 31, 2008, held senior securities issued by credit card securitization vehicles were valued using quoted market prices, were all classified as AFS debt securities and there were no other-than-temporary impairments recorded on these securities.

(3)

At September 30, 2009, subordinated securities held included a $6.9 billion Class D held-to-maturity debt security that does not receive interest and was measured at amortized cost. In addition, $1.5 billion of other held subordinated securities were valued using quoted market prices and classified as AFS debt securities. At September 30, 2009, there were no other-than-temporary impairments recorded on these securities classified as held-to-maturity or AFS debt securities. At December 31, 2008, all of the held subordinated securities were valued using quoted market prices and classified as AFS debt securities.

(4)

Residual interests include subordinated interests in certain principal receivables called discount receivables, subordinated interests in accrued interest and fees on the securitized receivables, cash reserve accounts and interest-only strips which are carried at fair value or amounts that approximate fair value. The residual interests were valued using model valuations.

Economic assumptions are used in measuring the fair value of certain residual interests that continue to be held by the Corporation. The expected loss rate assumption used to measure the discount receivables at September 30, 2009 was 13 percent. A 10 percent and 20 percent adverse change to the expected loss rate would have caused a decrease of $269 million and $1.7 billion to the discount receivables at September 30, 2009. The discount rate assumption used to measure the Class D security at September 30, 2009 was 19 percent. A 100 bps and 200 bps increase in the discount rate would have caused a decrease of $87 million and $172 million to the fair value of the Class D security. Conversely, a 100 bps and 200 bps decrease in the discount rate would have caused an increase of $90 million and $183 million to the fair value of the Class D security. These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

At September 30, 2009 and December 31, 2008, there were no recognized servicing assets or liabilities associated with any of these credit card securitization transactions. The Corporation recorded $500 million and $1.5 billion in servicing fees related to credit card securitizations during the three and nine months ended September 30, 2009 compared to $544 million and $1.6 billion for the same periods in 2008.

During 2008, the Corporation became one of the liquidity support providers for the Corporation’s commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. Subsequent to September 30, 2009, the Corporation became the sole liquidity support provider for the program and increased its liquidity commitment from $1.7 billion to $2.3 billion. Due to illiquidity in the marketplace, the Corporation held $4.0 billion and $5.0 billion of the outstanding commercial paper as of September 30, 2009 and December 31, 2008, which is classified in AFS debt securities on the Corporation’s Consolidated Balance Sheet. The maximum amount of commercial paper that can be issued under this program given the current level of liquidity support is $8.8 billion, all of which was outstanding at September 30, 2009 and December 31, 2008. If certain conditions set forth in the legal documents governing the trust are not met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates will be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest-bearing note and subsequent credit card receivable collections would be applied to the outstanding note balance. If these notes are still outstanding at the end of the extended maturity period, the liquidity commitment obligates the Corporation to purchase maturity notes from the trust in order to retire the interest-bearing notes held by investors. As a maturity note holder, the Corporation would be entitled to the remaining cash flows from the collateralizing credit card receivables. At September 30, 2009 and December 31, 2008, none of the commercial paper had been extended and there were no maturity notes outstanding.

The Corporation seeks to assist customers that are experiencing financial difficulty through renegotiating credit card loans, while ensuring compliance with FFIEC guidelines. At September 30, 2009 and December 31, 2008, the Corporation had renegotiated domestic managed credit card loans of $10.9 billion and $7.5 billion of which $8.2 billion and $5.6 billion were current or less than 30 days past due under the modified terms. In addition, at September 30, 2009 and December 31, 2008, the Corporation had renegotiated foreign managed credit card loans of $1.4 billion and $987 million of which $733 million and $538 million were current or less than 30 days past due under the modified terms. These renegotiated loans are excluded from nonperforming loans.

Other Securitizations

The Corporation also maintains interests in other securitization vehicles to which the Corporation transferred assets including municipal bonds, automobile loans and home equity loans. These retained interests include senior and subordinated securities and residual interests. During the three and nine months ended September 30, 2009, the Corporation had cash proceeds from new securitizations of municipal bonds of $247 million and $422 million as well as cash flows received on residual interests of $78 million and $253 million. At September 30, 2009, the principal balance outstanding for municipal bonds securitization vehicles was $7.3 billion, senior securities held were $1.3 billion and residual interests held were $256 million. The residual interests were valued using model valuations and substantially all are classified in derivative assets. At September 30, 2009, all of the held senior securities issued by municipal bond securitization vehicles were valued using quoted market prices and classified as trading account assets. For additional information on municipal bond securitization vehicles, see Note 9 – Variable Interest Entities.

During the third quarter of 2009, the Corporation securitized $7.6 billion of automobile loans that did not qualify for sale treatment under GAAP and therefore are recorded on the Corporation’s Consolidated Balance Sheet and excluded from the other securitizations table below. The Corporation had no new off-balance sheet automobile securitizations or repurchases of loans from the trusts as well as no significant cash flows received on residual interests during the three and nine months ended September 30, 2009. However, during the nine months ended September 30, 2008, the Corporation had repurchases of automobile loans of $181 million which were due to the exercise of an optional clean-up call.

There were no new securitizations of home equity loans during the three and nine months ended September 30, 2009 and 2008. The following tables summarize selected information related to home equity loans securitizations for the three and nine months ended September 30, 2009 and 2008 as well as home equity and automobile loan securitizations at September 30, 2009 and December 31, 2008.

	Home Equity
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Collections reinvested in revolving period securitizations	$34	$122	$157	$134
Repurchase of loans from trust (1)	36	18	113	110
Cash flows received on residual interests	4	12	27	20

(1)	The repurchases of loans from the trust for home equity loans are typically a result of the Corporation’s representations and warranties, modifications or the exercise of an optional clean-up call.

	Home Equity		Automobile
(Dollars in millions)	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Principal balance outstanding	$33,109	$34,169	$3,471	$5,385
Senior securities held (1, 2)	11	-	2,604	4,102
Subordinated securities held (3)	53	3	222	383
Residual interests held (4)	93	93	130	84

(1)

As a holder of these securities, the Corporation receives scheduled interest and principal payments. During the three and nine months ended September 30, 2009, there were no significant other-than-temporary impairments recorded on those securities classified as AFS debt securities.

(2)

At September 30, 2009, all of the held senior securities issued by the home equity securitization vehicles were valued using model valuations and classified as AFS debt securities. At September 30, 2009 and December 31, 2008, substantially all of the held senior securities issued by the automobile securitization vehicles were valued using quoted market prices and classified as trading account asset securities.

(3)

At September 30, 2009 and December 31, 2008, substantially all of the held subordinated securities issued by the home equity securitization vehicles were valued using model valuations and classified as AFS debt securities. At September 30, 2009 and December 31, 2008, substantially all of the subordinated securities issued by the automobile securitization vehicles were valued using quoted market prices and classified as AFS debt securities.

(4)

Residual interests include the residual asset, overcollateralization and cash reserve accounts, which are carried at fair value or amounts that approximate fair value. The residual interests were valued using model valuations and substantially all are classified in other assets.

Under the terms of the Corporation’s home equity securitizations, advances are made to borrowers when they draw on their line of credit and the Corporation is reimbursed for those advances from the cash flows in the securitization. During the revolving period of the securitization, this reimbursement normally occurs within a short period after the advance. However, when the securitization transaction has begun its rapid amortization period, reimbursement of the Corporation’s advance occurs only after other parties in the securitization have received all of the cash flows to which they are entitled. This has the effect of extending the time period for which the Corporation’s advances are outstanding. In particular, if loan losses requiring draws on monoline insurers’ policies (which protect the bondholders in the securitization) exceed a specified threshold or duration, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. As of September 30, 2009 and December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $207 million and $345 million.

The Corporation has retained consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $31 million and $100 million of servicing fees related to home equity securitizations during the three and nine months ended September 30, 2009 and $41 million for both of the same periods in 2008. For more information on MSRs, see Note 18 – Mortgage Servicing Rights. At September 30, 2009 and December 31, 2008, there were no recognized servicing assets or liabilities associated with any of the automobile securitization transactions. The Corporation recorded $10 million and $36 million in servicing fees related to automobile securitizations during the three and nine months ended September 30, 2009 compared to $3 million and $11 million for the same periods in 2008.

Economic assumptions are used in measuring the fair value of certain residual interests that continue to be held by the Corporation in municipal bond securitizations. The carrying amount of residual interests for municipal bond securitizations was $256 million and the weighted-average discount rate was 3.70 percent at September 30, 2009. A 100 bps and 200 bps favorable change to the discount rate would have caused an increase of $87 million and $190 million to the residual interests at September 30, 2009. A 100 bps and 200 bps adverse change to the discount rate would have caused a decrease of $26 million and $38 million to the residual interests at September 30, 2009. These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Additionally, the Corporation has the ability to hedge interest rate risk associated with retained residual positions. The above sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.

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

The table below presents the assets and liabilities of VIEs which have been consolidated on the Corporation’s Consolidated Balance Sheet at September 30, 2009, total assets of consolidated VIEs at December 31, 2008, and the Corporation’s maximum exposure to loss resulting from its involvement with consolidated VIEs as of September 30, 2009 and December 31, 2008. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements.

  Consolidated VIEs

(Dollars in millions)	Multi-Seller Conduits	Loan & Other Investment Vehicles	CDOs	Leveraged Lease Trusts	Other Vehicles	Total
Consolidated VIEs, September 30, 2009 (1)
Maximum loss exposure (2)	$8,724	$8,288	$4,699	$5,815	$1,976	$29,502

Consolidated Assets (3)
Trading account assets	$-	$288	$2,710	$-	$1,006	$4,004
Derivative assets	-	547	-	-	896	1,443
Available-for-sale debt securities	3,899	1,798	1,991	-	-	7,688
Held-to-maturity debt securities	2,276	-	-	-	-	2,276
Loans and leases	345	11,691	300	5,871	-	18,207
All other assets	15	2,013	-	-	199	2,227

Total	$6,535	$16,337	$5,001	$5,871	$2,101	$35,845

Consolidated Liabilities(3)
Commercial paper and other short-term borrowings	$6,609	$700	$-	$-	$1,166	$8,475
All other liabilities	-	10,243	2,967	56	165	13,431

Total	$6,609	$10,943	$2,967	$56	$1,331	$21,906

Consolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$11,304	$3,189	$2,443	$5,774	$1,497	$24,207
Total assets (3)	9,368	4,449	2,443	5,829	1,631	23,720

(1)	Cash flows generated by the assets of the consolidated VIEs must generally be used to settle the specific obligations of the VIEs before they are available to the Corporation for general purposes.

(2)

Maximum loss exposure for consolidated VIEs includes on-balance sheet assets, net of non-recourse liabilities, plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets.

(3)	Total assets and liabilities of consolidated VIEs are reported net of intercompany balances that have been eliminated in consolidation.

At September 30, 2009, the Corporation’s total maximum loss exposure to consolidated VIEs was $29.5 billion, which includes $6.8 billion attributable to the addition of Merrill Lynch, primarily loan and other investment vehicles and CDOs.

The table below presents total assets of unconsolidated VIEs in which the Corporation holds a significant variable interest and Corporation-sponsored unconsolidated VIEs in which the Corporation holds a variable interest, even if not significant, at September 30, 2009 and December 31, 2008. The table also presents the Corporation’s maximum exposure to loss resulting from its involvement with these VIEs at September 30, 2009 and December 31, 2008. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Certain QSPEs, principally municipal bond trusts, in which the Corporation has continuing involvement are discussed in Note 8 – Securitizations and are also included in the table. Assets and liabilities of unconsolidated VIEs recorded on the Corporation’s Consolidated Balance Sheet at September 30, 2009 are also summarized below.

  Unconsolidated VIEs

(Dollars in millions)	Multi- Seller Conduits	Loan & Other Investment Vehicles	Real Estate Investment Vehicles	Municipal Bond Trusts	CDOs	Customer Vehicles	Other Vehicles	Total
Unconsolidated VIEs, September 30, 2009 (1)
Maximum loss exposure (2)	$27,380	$5,776	$4,760	$11,693	$7,778	$13,420	$1,317	$72,124
Total assets of VIEs	15,275	11,244	4,760	12,826	54,804	16,914	1,317	117,140

On-Balance Sheet Assets

Trading account assets	$-	$185	$-	$1,611	$929	$3,282	$-	$6,007
Derivative assets	-	145	-	214	2,321	5,172	53	7,905
Available-for-sale debt securities	-	-	-	-	566	-	11	577
Loans and leases	296	1,304	-	-	-	-	-	1,600
All other assets	60	4,886	4,760	-	177	-	-	9,883

Total	$356	$6,520	$4,760	$1,825	$3,993	$8,454	$64	$25,972

On-Balance Sheet Liabilities
Derivative liabilities	$-	$127	$-	$281	$957	$479	$52	$1,896
All other liabilities	-	565	1,383	-	-	863	-	2,811

Total	$-	$692	$1,383	$281	$957	$1,342	$52	$4,707

Unconsolidated VIEs, December 31, 2008 (1)
Maximum loss exposure (2)	$42,046	$2,789	$5,696	$7,145	$2,383	$5,741	$4,170	$69,970
Total assets of VIEs	27,922	5,691	5,980	7,997	2,570	6,032	4,211	60,403

(1)	Includes unconsolidated VIEs and certain municipal bond trusts which are QSPEs and are also included in Note 8 – Securitizations.

(2)

Maximum loss exposure for unconsolidated VIEs includes on-balance sheet assets plus off-balance sheet exposures. It does not include losses previously recognized through write-downs of assets or the establishment of derivative or other liabilities.

At September 30, 2009, the Corporation’s total maximum loss exposure to unconsolidated VIEs was $72.1 billion, which includes $22.9 billion attributable to the addition of Merrill Lynch, primarily customer vehicles, municipal bond trusts and CDOs.

Except as described below, the Corporation has not provided financial or other support to consolidated or unconsolidated VIEs that it was not previously contractually required to provide, nor does it intend to do so.

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

The Corporation determines whether it must consolidate a multi-seller conduit based on an analysis of projected cash flows using Monte Carlo simulations which are driven principally by credit risk inherent in the assets of the conduits. Interest rate risk is not included in the cash flow analysis because the conduits are not designed to absorb and pass along interest rate risk to investors. Instead, the assets of the conduits pay variable rates of interest based on the conduits’ funding costs. The assets of the conduits typically carry a risk rating of AAA to BBB based on the Corporation’s current internal risk rating equivalent, which reflects structural enhancements of the assets, including third party insurance. Projected loss calculations are based on maximum binding commitment amounts, probability of default based on the average one year Moody’s Corporate Finance transition table, and recovery rates of 90 percent, 65 percent and 45 percent for senior, mezzanine and subordinate exposures. Approximately 97 percent of commitments in the unconsolidated conduits and 69 percent of commitments in the consolidated conduit are supported by senior exposures. Certain assets funded by one of the unconsolidated conduits benefit from embedded credit enhancement provided by the Corporation. Credit risk created by these assets is deemed to be credit risk of the Corporation which is absorbed by third party investors.

The Corporation does not consolidate three conduits as it does not expect to absorb a majority of the variability created by the credit risk of the assets held in the conduits. On a combined basis, these three conduits have issued approximately $147 million of capital notes and equity interests to third parties, $142 million of which was outstanding at September 30, 2009. These instruments will absorb credit risk on a first loss basis. The Corporation consolidates the fourth conduit which has not issued capital notes or equity interests to third parties.

At September 30, 2009, the assets of the consolidated conduit, which consist primarily of debt securities, and the conduit’s unfunded liquidity commitments, were mainly collateralized by $1.8 billion in credit card loans (20 percent), $1.1 billion in student loans (13 percent), $1.0 billion in auto loans (12 percent), $657 million in equipment loans (eight percent), and $578 million in trade receivables (seven percent). In addition, $3.0 billion of the Corporation’s liquidity commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Approximately 74 percent of this exposure is insured. At September 30, 2009, the weighted-average life of assets in the consolidated conduit was estimated to be 3.5 years and the weighted-average maturity of commercial paper issued by this conduit was 27 days. Assets of the Corporation are not available to pay creditors of the consolidated conduit except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the consolidated conduit are not available to pay creditors of the Corporation.

The Corporation’s liquidity commitments to the unconsolidated conduits, all of which were unfunded at September 30, 2009, pertained to facilities that were mainly collateralized by $4.7 billion in trade receivables (19 percent), $4.2 billion in auto loans (17 percent), $3.5 billion in credit card loans (14 percent), $2.6 billion in student loans (10 percent), and $2.2 billion in equipment loans (nine percent). In addition, $6.1 billion (24 percent) of the Corporation’s commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls. At September 30, 2009, the weighted-average life of assets in the unconsolidated conduits was estimated to be 2.4 years and the weighted-average maturity of commercial paper issued by these conduits was 36 days.

The Corporation’s liquidity, SBLCs and similar loss protection commitments obligate it to purchase assets from the conduits at the conduits’ cost. Subsequent realized losses on assets purchased from the unconsolidated conduits would be reimbursed from restricted cash accounts that were funded by the issuance of capital notes and equity interests to third party investors. The Corporation would absorb losses in excess of such amounts. If a conduit is unable to re-issue commercial paper due to illiquidity in the commercial paper markets or deterioration in the asset portfolio, the Corporation is obligated to provide funding subject to the following limitations. The Corporation’s obligation to purchase assets under the SBLCs and similar loss protection commitments are subject to a maximum commitment amount which is typically set at eight to 10 percent of total outstanding commercial paper. The Corporation’s obligation to purchase assets under the liquidity agreements, which comprise the remainder of its exposure, is generally limited to the amount of non-defaulted assets. Although the SBLCs are unconditional, the Corporation is not obligated to fund under other liquidity or loss protection commitments if the conduit is the subject of a voluntary or involuntary bankruptcy proceeding.

One of the unconsolidated conduits holds CDO investments with aggregate outstanding funded amounts of $309 million and $388 million and unfunded commitments of $236 million and $162 million at September 30, 2009 and December 31, 2008. At September 30, 2009, $179 million of the conduit’s total exposure pertained to an insured CDO which holds middle market loans. The underlying collateral of the remaining CDO investments includes $35 million of subprime mortgages and other investment grade securities. All of the unfunded commitments are revolving commitments to the insured CDO. During 2008 and the first nine months of 2009, these investments were downgraded or threatened with a downgrade by the rating agencies. In accordance with the terms of the Corporation’s existing liquidity obligations, the conduit had transferred the funded investments to the Corporation in a transaction that was accounted for as a financing transaction due to the conduit’s continuing exposure to credit losses of the investments. As a result of the transfer, the CDO investments no longer serve as collateral for commercial paper issuances.

The transfers were performed in accordance with existing contractual requirements. The Corporation did not provide support to the conduit that was not contractually required nor does it intend to provide support that is not contractually required in the future. The Corporation performs reconsideration analyses for the conduit at least quarterly, and the CDO investments are included in these analyses. The Corporation will be reimbursed for any realized credit losses on these CDO investments up to the amount of capital notes issued by the conduit which totaled $116 million at September 30, 2009 and $66 million at December 31, 2008. Any realized losses on the CDO investments that are caused by market illiquidity or changes in market rates of interest will be borne by the Corporation. The Corporation will also bear any credit-related losses in excess of the amount of capital notes issued by the conduit. The Corporation’s maximum exposure to loss from the CDO investments was $429 million at September 30, 2009 and $484 million at December 31, 2008, based on the combined funded amounts and unfunded commitments less the amount of cash proceeds from the issuance of capital notes which are held in a segregated account.

There were no other significant downgrades or losses recorded in earnings from writedowns of assets held by any of the conduits during the nine months ended September 30, 2009.

The liquidity commitments and SBLCs provided to unconsolidated conduits are included in Note 12 – Commitments and Contingencies.

Loan and Other Investment Vehicles

Loan and other investment vehicles at September 30, 2009 and December 31, 2008 include loan securitization trusts that did not meet QSPE status, loan financing arrangements, and vehicles that invest in financial assets, typically debt securities or loans. The Corporation determines whether it is the primary beneficiary of and must consolidate these investment vehicles based principally on a determination as to which party is expected to absorb a majority of the credit risk or market risk created by the assets of the vehicle. Typically, the party holding subordinated or residual interests in a vehicle will absorb a majority of the risk.

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

The Corporation uses financing arrangements with SPEs administered by third parties to obtain low-cost funding for certain financial assets, principally commercial loans and debt securities. The third party SPEs, typically commercial paper conduits, hold the specified assets subject to total return swaps with the Corporation. If the assets are transferred to the third party from the Corporation, the transfer is accounted for as a secured borrowing. If the third party commercial paper conduit issues a discrete series of commercial paper whose only source of repayment is the specified asset and the total return swap with the Corporation, thus creating a silo structure within the conduit, the Corporation consolidates that silo.

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

Real Estate Investment Vehicles

The Corporation’s investment in real estate investment vehicles at September 30, 2009 and December 31, 2008 consisted principally of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects.

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

Municipal Bond Trusts

The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. The Corporation is not obligated to purchase the certificates under the standby liquidity facilities if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. The weighted-average remaining life of bonds held in the trusts at September 30, 2009 was 13.0 years. There were no material writedowns or downgrades of assets or issuers during the nine months ended September 30, 2009.

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

The Corporation’s liquidity commitments to unconsolidated trusts totaled $9.9 billion and $6.8 billion at September 30, 2009 and December 31, 2008. The increase is due principally to the addition of unconsolidated trusts acquired through the Merrill Lynch acquisition. Liquidity commitments to these trusts are included in Note 12 – Commitments and Contingencies.

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

The Corporation evaluates whether it must consolidate a CDO based principally on a determination as to which party is expected to absorb a majority of the credit risk created by the assets of the CDO. The Corporation does not typically retain a significant portion of debt securities issued by a CDO. When the Corporation structured certain CDOs, it acquired the super senior tranches issued by the CDOs or provided commitments to support the issuance of super senior commercial paper to third parties. When the CDOs were first created, the Corporation did not expect its investments or its liquidity commitments to absorb a significant amount of the variability driven by the credit risk within the CDOs and did not consolidate the CDOs. When the Corporation subsequently acquired commercial paper or term securities issued by certain CDOs during 2008 and the first nine months of 2009, principally as a result of its liquidity obligations, updated consolidation analyses were performed. Due to credit deterioration in the pools of securities held by the CDOs, the updated analyses indicated that the Corporation would now be expected to absorb a majority of the variability and, accordingly, these CDOs were consolidated. Consolidation did not have a significant impact on net income, as the Corporation’s investments and liquidity obligations were recorded at fair value prior to consolidation. The creditors of the consolidated CDOs have no recourse to the general credit of the Corporation.

The September 30, 2009 balances include a portfolio of CDO-related liquidity exposures obtained in connection with the Merrill Lynch acquisition, including $2.0 billion notional amount of liquidity support provided to certain synthetic CDOs in the form of unfunded lending commitments. These commitments pertain to super senior securities which are the most senior class of securities issued by the CDOs and benefit from the subordination of all other securities issued by the CDOs. The lending commitments obligate the Corporation to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. This portfolio also includes an additional $1.4 billion notional amount of liquidity exposure to non-SPE third parties which hold super senior cash positions on the Corporation’s behalf. The Corporation’s net exposure to loss on these positions, after writedowns and insurance, was $67 million at September 30, 2009.

Liquidity-related commitments also include $1.7 billion notional amount of derivative contracts with unconsolidated SPEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. These derivatives are typically in the form of total return swaps which obligate the Corporation to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. The $5.1 billion of liquidity exposure is included in the table on page 43 titled Unconsolidated VIEs to the extent that the Corporation’s involvement with the CDO vehicle meets the requirements for disclosure under GAAP. For example, if the Corporation did not sponsor a CDO vehicle and does not hold a significant variable interest, the vehicle is not included in the table.

Including the liquidity commitments described above that meet the disclosure criteria for VIEs, the portfolio of CDO investments obtained in connection with the Merrill Lynch acquisition and included in the table on page 43 titled Unconsolidated VIEs pertain to CDO vehicles with total assets of $53.5 billion. The Corporation’s maximum exposure to loss with regard to these positions is $6.4 billion. This amount is significantly less than the total assets of the CDO vehicles because the Corporation typically has exposure to only a portion of the total assets. The Corporation has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing net exposure to future loss.

At December 31, 2008, liquidity commitments provided to CDOs included written put options with a notional amount of $542 million. All of these written put options were terminated in the first quarter of 2009.

Leveraged Lease Trusts

The Corporation’s net involvement with consolidated leveraged lease trusts totaled $5.8 billion at September 30, 2009 and December 31, 2008. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation consolidates these trusts because it holds a residual interest which is expected to absorb a majority of the variability driven by credit risk of the lessee and, in some cases, by the residual risk of the leased property. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation does not typically consolidate the vehicles because the derivatives create variability which is absorbed by the third party investors. The Corporation is exposed to loss if the collateral held by the vehicle declines in value and is insufficient to cover the vehicle’s obligation to the Corporation under the above derivatives. In addition, the Corporation has entered into total return swaps with certain vehicles through which the Corporation absorbs any gains or losses generated by the collateral held in the vehicles. The Corporation consolidates these vehicles if the variability in cash flows expected to be generated by the collateral is greater than the variability in cash flows expected to be generated by the credit or equity derivatives. At September 30, 2009, the notional amount of such derivative contracts with unconsolidated vehicles was $2.9 billion.

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

Other Vehicles

Other consolidated vehicles include municipal bond trusts, asset acquisition conduits and other vehicles. Other unconsolidated vehicles include asset acquisition conduits and other corporate conduits.

The Corporation administers three asset acquisition conduits which acquire assets on behalf of the Corporation or its customers. Two of the conduits, which are unconsolidated, acquire assets at the request of customers who wish to benefit from the economic returns of the specified assets, which consist principally of liquid exchange-traded equity securities and some leveraged loans, on a leveraged basis. The consolidated conduit holds subordinated debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinated certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swap contracts between the Corporation and the conduits and, for unconsolidated conduits the Corporation is reimbursed through total return swap contracts with its customers. The weighted-average maturity of commercial paper issued by the conduits at September 30, 2009 was 58 days. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits.

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

Other corporate conduits at December 31, 2008 included several commercial paper conduits which held primarily high-grade, long-term municipal, corporate, and mortgage-backed securities. During the second quarter of 2009, the Corporation was unable to remarket the conduits’ commercial paper and, in accordance with existing contractual arrangements, the conduits were liquidated. Due to illiquidity in the financial markets, the Corporation purchased a majority of these assets. At September 30, 2009, the Corporation holds $204 million of assets acquired from the liquidation of other corporate conduits and previous mandatory sales of assets out of the conduits. These assets are recorded on the Consolidated Balance Sheet within trading account assets.

NOTE 10 – Goodwill and Intangible Assets

The following table presents goodwill at September 30, 2009 and December 31, 2008, which includes $4.8 billion of goodwill related to the acquisition of Merrill Lynch. As discussed in more detail in Note 19 – Business Segment Information, the Corporation changed its basis of presentation from three segments to six segments effective January 1, 2009 in connection with the Merrill Lynch acquisition. As a result, the reporting units to be utilized for goodwill impairment tests will be the business segments or one level below the business segments. For more information on the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity.

(Dollars in millions)	September 30 2009	December 31 2008
Deposits	$17,818	$17,805
Global Card Services	22,288	22,271
Home Loans & Insurance	4,797	4,797
Global Banking	27,684	28,409
Global Markets	3,207	2,080
Global Wealth & Investment Management	10,175	6,503
All Other	40	69

Total goodwill	$86,009	$81,934

During the quarter ended September 30, 2009, the Corporation completed its annual goodwill impairment test on reporting unit balances as of June 30, 2009 and determined that no impairment existed. In performing the first step of the annual impairment analysis, the Corporation compared the fair value of each reporting unit to its carrying amount, including goodwill. To determine fair value, the Corporation utilized a combination of a market approach and an income approach. Based on the results of the first step test, the Corporation determined that the carrying amounts of the Home Loans & Insurance and Global Card Services reporting units, including goodwill, exceeded their respective fair values. Therefore, the Corporation performed the second step of the goodwill impairment test for these reporting units as of June 30, 2009. For all other reporting units, the second step was not required as their fair value exceeded their carrying value indicating there was no impairment.

In the second step, the Corporation compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. The Corporation determined the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Corporation estimated the fair values of the assets and liabilities of a reporting unit, consistent with the requirements of the fair value measurements accounting standard, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Based on the results of the second step test as of June 30, 2009, the Corporation determined that no goodwill impairment existed for the Home Loans & Insurance and Global Card Services reporting units.

Based on the results of the annual impairment tests and due to continued stress in the consumer lending sector, the Corporation concluded, consistent with the first and second quarter of 2009, that an additional impairment analysis should be performed for Home Loans & Insurance and Global Card Services in the third quarter of 2009. In performing the first step of the additional impairment analysis, the Corporation compared the fair value of each reporting unit to its carrying amount, including goodwill. Consistent with the annual test, the Corporation utilized a combination of the market approach and the income approach for Home Loans & Insurance and the income approach for Global Card Services. Both Home Loans & Insurance and Global Card Services failed the first step analysis (i.e., their carrying value exceeded their fair value). Therefore, the second step analysis (i.e., comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill) was performed for both Home Loans & Insurance and Global Card Services. As a result of the tests, which were consistent with the results of the annual impairment tests performed as of the second quarter of 2009, no goodwill impairment was recognized for the nine months ended September 30, 2009. For more information on goodwill impairment testing, see the Goodwill and Intangible Assets section of Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

The gross carrying values and accumulated amortization related to intangible assets at September 30, 2009 and December 31, 2008 are presented below:

	September 30, 2009		December 31, 2008
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,147	$3,276	$7,080	$2,740
Core deposit intangibles	5,294	3,610	4,594	3,284
Customer relationships	4,944	693	1,104	259
Affinity relationships	1,648	710	1,638	587
Other intangibles	3,118	1,147	2,009	1,020

Total intangible assets	$22,151	$9,436	$16,425	$7,890

Amortization of intangibles expense was $510 million and $1.5 billion for the three and nine months ended September 30, 2009 compared to $464 million and $1.4 billion for the same periods in 2008. The Corporation estimates aggregate amortization expense is expected to be approximately $490 million for the fourth quarter of 2009. In addition, the Corporation estimates aggregate amortization expense will be approximately $1.8 billion, $1.6 billion, $1.4 billion, $1.3 billion and $1.0 billion for 2010 through 2014, respectively.

NOTE 11 – Long-term Debt

The following table presents long-term debt at September 30, 2009 including long-term debt associated with the acquisition of Merrill Lynch.

(Dollars in millions)	September 30 2009
Long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries
Senior debt issued by Merrill Lynch & Co., Inc.	$87,586
Senior debt issued by subsidiaries – guaranteed by Merrill Lynch & Co., Inc.	7,391
Senior structured notes issued by Merrill Lynch & Co., Inc.	33,220
Senior structured notes issued by subsidiaries – guaranteed by Merrill Lynch & Co., Inc.	17,705
Subordinated debt issued by Merrill Lynch & Co., Inc.	11,903
Junior subordinated notes (related to trust preferred securities)	3,546
Other subsidiary financing	3,335
Total long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries (1)	164,686
Other long-term debt issued by Bank of America Corporation and subsidiaries	291,602
Total long-term debt	$456,288

(1)	Includes $81.8 billion of fixed-rate obligations and $82.9 billion of variable-rate obligations.

The weighted-average interest rate for debt (excluding structured notes) issued by Merrill Lynch & Co., Inc. and subsidiaries was 3.69 percent as of September 30, 2009. Including the Merrill Lynch acquisition, the Corporation has aggregate annual maturities on its long-term debt obligations of $94.5 billion maturing within one year, $62.5 billion maturing in two years, $77.0 billion maturing in three years, $34.8 billion maturing in four years, $37.2 billion maturing in five years and $150.3 billion for all years thereafter. Certain structured notes acquired in connection with the acquisition of Merrill Lynch are accounted for under the fair value option. For more information on these structured notes, see Note 16 - Fair Value Disclosures.

NOTE 12 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $32.6 billion and $46.9 billion at September 30, 2009 and December 31, 2008. At September 30, 2009, the carrying amount of these commitments, excluding commitments measured at fair value under the fair value option, was $1.6 billion, including deferred revenue of $35 million and a reserve for unfunded legally binding lending commitments of $1.6 billion. At December 31, 2008, the comparable amounts were $454 million, $33 million and $421 million. The carrying amount of these commitments is recorded in accrued expenses and other liabilities.

The table below also includes the notional value of commitments of $28.6 billion and $16.9 billion at September 30, 2009 and December 31, 2008, which are measured at fair value under the fair value option. However, the table below excludes the fair value adjustment of $1.1 billion for both periods on these commitments that was recorded in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for at fair value, see Note 16 – Fair Value Disclosures.

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Credit extension commitments, September 30, 2009
Loan commitments	$130,320	$178,576	$40,858	$17,771	$367,525
Home equity lines of credit	1,864	2,997	8,549	82,318	95,728
Standby letters of credit and financial guarantees (1)	29,708	27,223	5,701	14,971	77,603
Commercial letters of credit	1,999	69	4	1,434	3,506
Legally binding commitments (2)	163,891	208,865	55,112	116,494	544,362
Credit card lines (3)	572,403	-	-	-	572,403
Total credit extension commitments	$736,294	$208,865	$55,112	$116,494	$1,116,765

Credit extension commitments, December 31, 2008
Loan commitments	$128,992	$120,234	$67,111	$31,200	$347,537
Home equity lines of credit	3,883	2,322	4,799	96,415	107,419
Standby letters of credit and financial guarantees (1)	33,350	26,090	8,328	9,812	77,580
Commercial letters of credit	2,228	29	1	1,507	3,765
Legally binding commitments (2)	168,453	148,675	80,239	138,934	536,301
Credit card lines (3)	827,350	-	-	-	827,350
Total credit extension commitments	$995,803	$148,675	$80,239	$138,934	$1,363,651

(1)

At September 30, 2009, the notional values of SBLC and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name were $45.1 billion and $32.5 billion compared to $54.4 billion and $23.2 billion at December 31, 2008.

(2)

Includes commitments to unconsolidated VIEs and certain QSPEs disclosed in Note 9 – Variable Interest Entities, including $27.0 billion and $41.6 billion to multi-seller conduits, and $9.9 billion and $6.8 billion to municipal bond trusts at September 30, 2009 and December 31, 2008. Also includes commitments to SPEs that are not disclosed in Note 9 – Variable Interest Entities because the Corporation does not hold a significant variable interest, including $615 million and $980 million to customer-sponsored conduits at September 30, 2009 and December 31, 2008.

(3)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrowers’ ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At September 30, 2009 and December 31, 2008, the Corporation had unfunded equity investment commitments of approximately $3.0 billion and $1.9 billion. These commitments generally relate to the Corporation’s Global Principal Investments business which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are generally retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there is heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. At September 30, 2009, the Corporation did not have any unfunded bridge equity commitments. The Corporation had funded equity bridges of $1.2 billion that were committed prior to the market disruption. These equity bridges are considered held for investment and recorded in other assets at $214 million. During the three and nine months ended September 30, 2009, the Corporation recorded $193 million and $456 million in losses related to these investments through equity investment income.

Loan Purchases

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period, ending June 30, 2010. The Corporation purchased $4.6 billion of such loans for the nine months ended September 30, 2009 and purchased $12.0 billion of such loans in 2008 under this agreement. As of September 30, 2009, the Corporation was committed for additional purchases of $8.5 billion over the remaining term of the agreement. All loans purchased under this agreement are subject to a comprehensive set of credit criteria. This agreement is accounted for as a derivative liability which had a balance of $225 million at September 30, 2009 and $316 million at December 31, 2008.

At September 30, 2009, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.5 billion which upon settlement will be included in loans or loans held-for-sale.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases approximate $800 million, $3.0 billion, $2.6 billion, $2.2 billion and $1.8 billion for the remainder of 2009 through 2013, respectively, and $9.3 billion for all years thereafter.

Other Commitments

At September 30, 2009, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $69.6 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $85.1 billion. All of these commitments expire within the next 12 months.

Beginning in the second half of 2007, the Corporation provided support to certain cash funds managed within GWIM. The funds for which the Corporation provided support typically invested in high quality, short-term securities with a portfolio weighted-average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial service companies. Due to market disruptions, certain investments in SIVs and senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. The Corporation entered into capital commitments, under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. As of September 30, 2009, all outstanding commitments have been terminated. At December 31, 2008, the Corporation had gross (i.e., funded and unfunded) capital commitments to the funds of $1.0 billion. During the three and nine months ended September 30, 2009, the Corporation had losses of $132 million and $199 million related to these capital commitments compared to losses of $630 million and $886 million for the same periods in 2008.

The Corporation may from time to time, but is under no obligation to, provide additional support to certain funds. Future support, if any, may take the form of additional capital commitments to the funds or the purchase of assets from the funds.

The Corporation does not consolidate the cash funds managed within GWIM because the subordinated support provided by the Corporation will not absorb a majority of the variability created by the assets of the funds. In reaching this conclusion, the Corporation considered both interest rate and credit risk. The cash funds had total assets under management of $113.7 billion and $185.9 billion at September 30, 2009 and December 31, 2008.

In connection with federal and state securities regulators, the Corporation agreed to purchase at par auction rate securities (ARS) held by certain customers. During the nine months ended September 30, 2009, the Corporation purchased a net $3.3 billion of ARS from its customers. At September 30, 2009, the Corporation’s outstanding buyback commitment was $690 million.

In addition, the Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At September 30, 2009, the minimum fee commitments over the remaining life of these agreements totaled $1.8 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At September 30, 2009 and December 31, 2008, the notional amount of these guarantees totaled $15.5 billion and $15.1 billion and the Corporation’s maximum exposure related to these guarantees totaled $4.9 billion and $4.8 billion with estimated maturity dates between 2030 and 2040. As of September 30, 2009 and December 31, 2008, the Corporation has not made a payment under these products. The probability of surrender has increased due to investment manager underperformance and the deteriorating financial health of policyholders, but remains a small percentage of total notional.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed income securities, typically government or government-backed agency securities with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are booked as derivatives and marked to market in the trading portfolio. At September 30, 2009 and December 31, 2008, the notional amount of these guarantees totaled $37.5 billion and $37.4 billion with estimated maturity dates between 2009 and 2014 if the exit option is exercised on all deals. As of September 30, 2009 and December 31, 2008, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

Merchant Services

On June 26, 2009, the Corporation contributed its merchant processing business to a joint venture in exchange for a 46.5 percent ownership interest in the joint venture. The Corporation will indemnify the joint venture for any losses resulting from transactions processed through June 26, 2009 on the contributed merchant portfolio.

The Corporation, on behalf of the joint venture, provides credit and debit card processing services to various merchants by processing credit and debit card transactions on the merchants’ behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the joint venture as the merchant processor. If the joint venture is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three and nine months ended September 30, 2009, the Corporation processed $81.9 billion and $236.3 billion of transactions and recorded chargebacks of $7 million and $21 million. The joint venture is primarily liable for any losses on transactions from the contributed portfolio that occur after June 26, 2009. However, if the joint venture fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation could be held liable for the disputed amount. For the three and nine months ended September 30, 2008, the Corporation processed $95.7 billion and $279.0 billion of transactions and recorded losses as a result of chargebacks of $5 million and $15 million.

At September 30, 2009, the Corporation, on behalf of the joint venture, held as collateral $28 million of merchant escrow deposits which may be used to offset against amounts due from the individual merchants. At December 31, 2008, the Corporation held as collateral $38 million of merchant escrow deposits. The joint venture also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2009 and December 31, 2008, the maximum potential exposure totaled approximately $124.3 billion and $147.1 billion. The Corporation does not expect to make material payments in connection with these guarantees.

Brokerage Business

For a portion of the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in its issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $660 million and $577 million at September 30, 2009 and December 31, 2008. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At September 30, 2009, the total notional amount of these derivative contracts was approximately $3.8 billion with commercial banks and $4.6 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are recorded as derivatives and marked to market in the trading portfolio. At September 30, 2009 and December 31, 2008, the notional amount of these guarantees totaled $2.6 billion and $1.3 billion. These guarantees have various maturities ranging from two to five years. At September 30, 2009 and December 31, 2008, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $7.2 billion and $7.3 billion at September 30, 2009 and December 31, 2008. The estimated maturity dates of these obligations are between 2009 and 2033. The Corporation has made no material payments under these guarantees.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 – Securitizations.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009 and in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Adelphia Communications Corporation

Trial is now scheduled for April 8, 2010.

Auction Rate Securities (ARS) Claims

On September 9, 2009, the defendants filed a motion to dismiss the consolidated complaint in Bondar v. Bank of America Corporation.

Additional arbitrations and individual lawsuits have been filed against the Corporation, Bank of America, N.A. (BANA), Banc of America Securities LLC (BAS), Banc of America Investment Services, Inc. (BAI), Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S), Merrill Lynch and Merrill Lynch International, by parties who purchased auction rate securities. Plaintiffs in these and the previously disclosed cases, all of which assert substantially the same types of claims, seek compensatory damages totaling in excess of $2.3 billion, rescission and, in some cases, punitive damages, among other relief.

Countrywide Bond Insurance Litigation

On August 24, 2009, MBIA Insurance Corporation filed an amended complaint in the action in New York Supreme Court, entitled MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al., which includes allegations regarding five additional securitizations, and adds the Corporation and Countrywide Home Loans Servicing, LP as defendants.

Countrywide Equity and Debt Securities Matters

Motions for class certification are pending in Argent and In re Countrywide Financial Corp. Securities Litigation. Trial is scheduled for June 2010 and August 2010, respectively.

Countrywide Mortgage-Backed Securities Litigation

On August 24, 2009, the plaintiffs in Luther filed a complaint in the U.S. District Court for the Central District of California seeking a declaratory judgment that the California state court has subject matter jurisdiction over their claims. The District Court dismissed the declaratory judgment action. Plaintiffs have filed a motion to vacate the stay of the state court proceeding with the California state court.

On October 13, 2009, the Federal Home Loan Bank of Pittsburgh filed a complaint entitled Federal Home Loan Bank of Pittsburgh v. Countrywide Securities Corporation et al., in the Court of Common Pleas of Allegheny County Pennsylvania against Countrywide, Countrywide Securities Corporation, Countrywide Home Loans, Inc., CWALT, Inc. and CWMBS, Inc., among other defendants, alleging violations of the Securities Act of 1933 and the Pennsylvania Securities Act of 1972, as well as fraud and negligent misrepresentation under Pennsylvania common law in connection with the offering of various mortgage-backed securities. The complaint seeks unspecified damages and rescission, among other relief.

IndyMac

On July 29, 2009, Police & Fire Retirement System of the City of Detroit v. IndyMac MBS, Inc., et al. and Wyoming State Treasurer, et al. v. John Olinski, et al., were consolidated by the U.S. District Court for the Southern District of New York and a consolidated amended complaint was filed on October 9, 2009. Prior to the consolidation of these matters, the IBEW Local 103 v. Indymac MBS et al. case was voluntarily dismissed by plaintiffs and its allegations and claims are incorporated into the consolidated amended complaint.

In re Initial Public Offering Securities Litigation

On October 5, 2009, the U.S. District Court for the Southern District of New York granted final approval of the settlement. Certain objectors to the settlement have filed an appeal of the District Court’s certification of the settlement class to the U.S. Court of Appeals for the Second Circuit.

Lehman Setoff Litigation

Lehman Brothers Holdings, Inc. (LBHI) voluntarily dismissed its counterclaims against Bank of America Trust and Banking Corporation (Cayman) Limited on July 23, 2009, but BANA remains a defendant on the counterclaims. On September 14, 2009, LBHI and Lehman Brothers Special Financing, Inc., on the one hand, and BANA, on the other hand, submitted cross-motions for summary judgment.

Lyondell Litigation

The U.S. Bankruptcy Court for the Southern District of New York has bifurcated the adversary proceeding to allow for the adjudication of certain of the fraudulent transfer and avoidance claims (the Phase I Claims) of the Official Committee of Unsecured Creditors of Lyondell Chemical Company and affiliates on an expedited basis. On August 26, 2009, MLPF&S and Merrill Lynch Capital Corporation moved to dismiss the Phase I Claims. Trial of these claims is set to begin on December 1, 2009. The Court has stayed all other claims pending a ruling on the Phase I Claims.

On October 1, 2009, a second adversary proceeding, The Wilmington Trust Co. v. LyondellBasell Industries AF S.C.A., et al., was filed in the U.S. Bankruptcy Court for the Southern District of New York. This adversary proceeding, in which MLPF&S, Merrill Lynch Capital Corporation and Merrill Lynch International Bank Limited along with more than seventy other entities are named defendants, was filed by The Wilmington Trust Company as Successor Trustee for holders of certain Lyondell Senior Notes due 2015, and asserts causes of action for declaratory judgment, breach of contract, and equitable subordination. The declaratory judgment action alleges that the 2007 leveraged buyout of Lyondell violated a 2005 Intercreditor Agreement executed in connection with the August 2005 issuance of the Senior Notes and asks the Court to declare the 2007 Intercreditor Agreement, and specifically the debt priority provisions contained therein, null and void. The breach of contract action seeks unspecified damages. The equitable subordination action seeks to subordinate the defendants’ bankruptcy claims to the claims of the holders of the Senior Notes.

Merrill Lynch Merger-Related Matters

On October 12, 2009, the Delaware Court of Chancery denied defendants’ motion to dismiss the consolidated derivative complaint.

On September 14, 2009, the U.S. District Court for the Southern District of New York declined to approve the proposed consent judgment agreed to by the Corporation in an action filed by the Securities and Exchange Commission (SEC) relating to allegations that the joint proxy statement filed in connection with the proposed merger with Merrill Lynch on November 3, 2008 misrepresented that Merrill Lynch was prohibited from paying discretionary incentive compensation to its employees prior to the completion of the merger. On September 22, 2009, the District Court issued an order approving a joint Case Management Plan that schedules the case for trial beginning on March 1, 2010. On October 9, 2009, the Corporation’s Board of Directors approved the waiver of the Corporation’s attorney-client and attorney work product privileges as to certain subject matters under investigation by the U.S. Congress, and federal and state regulatory authorities. On October 14, 2009, the District Court approved a disclosure agreement and protective order concerning certain terms on which the Corporation will produce privileged information to the parties designated in the order. The SEC’s inquiry relating to the Corporation’s acquisition of Merrill Lynch is ongoing.

On September 25, 2009, plaintiffs in the securities actions consolidated in the U.S. District Court for the Southern District of New York under the caption In re Bank of America Securities, Derivative, and Employment Retirement Income

Security Act (ERISA) Litigation filed a consolidated amended class action complaint. The amended complaint is brought on behalf of a purported class, which consists of purchasers of the Corporation’s common and preferred securities between September 15, 2008 and January 21, 2009, holders of the Corporation’s common stock or Series B Preferred Stock as of October 10, 2008 and purchasers of the Corporation’s common stock issued in the offering that occurred on or about October 7, 2008, and names as defendants the Corporation, Merrill Lynch and certain of their present or former directors, officers and affiliates. The amended complaint alleges violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder, based on, among other things, alleged false statements and omissions related to (i) the financial condition and 2008 fourth quarter losses experienced by the Corporation and Merrill Lynch; (ii) due diligence conducted in connection with the merger; (iii) bonus payments to Merrill Lynch employees; and (iv) the Corporation’s contacts with government officials regarding the Corporation’s consideration of invoking the material adverse change clause in the merger agreement and the possibility of obtaining additional assistance. The amended complaint also alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on, among other things, alleged false statements and omissions related to bonus payments to Merrill Lynch employees and the benefits and impact of the merger on the Corporation. The amended complaint seeks unspecified damages and other relief.

On October 9, 2009, plaintiffs in the derivative actions consolidated in the U.S. District Court for the Southern District of New York under the caption In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation filed a consolidated amended derivative and class action complaint. The amended complaint names as defendants certain of the Corporation’s present or former directors, officers and financial advisors, and certain of Merrill Lynch’s present or former directors and officers. The amended complaint alleges, among other things, that: (i) certain of the Corporation’s officers breached fiduciary duties by conducting an inadequate due diligence process surrounding the Corporation’s acquisition of Merrill Lynch, failing to make adequate disclosures regarding Merrill Lynch’s 2008 fourth quarter losses and the agreement to permit Merrill Lynch to pay bonuses, and failing to invoke the material adverse change clause or otherwise renegotiate the merger; (ii) certain of the Corporation’s officers and certain Merrill Lynch officers received incentive compensation that was inappropriate in view of the work performed and the results achieved and, therefore, should return unearned compensation; (iii) certain of the Corporation’s officers and directors exposed the Corporation to significant liability under state and federal law and should be held responsible to the Corporation for contribution; (iv) certain Merrill Lynch officers and directors and certain financial advisors to the Corporation aided and abetted breaches of fiduciary duties by causing and/or assisting with the consummation of the merger; and (v) defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by allegedly making material misrepresentations and/or material omissions in the proxy statement for the merger and related materials and failing to update those materials to reflect Merrill Lynch’s 2008 fourth quarter losses. The amended complaint also purports to bring a direct class action claim alleging violations of the duty of full disclosure and complete candor by failing to correct or update disclosures made in the proxy statement for the merger and for concealing the agreement authorizing Merrill Lynch to pay bonuses. The direct claim is purportedly brought on behalf of all persons who owned shares of the Corporation’s common stock as of October 10, 2008. The amended complaint seeks an unspecified amount of monetary damages, equitable remedies, and other relief.

On October 9, 2009, plaintiffs in the ERISA actions consolidated in the U.S. District Court for the Southern District of New York under the caption In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation filed a consolidated amended class action complaint. The amended complaint is brought on behalf of a purported class that consists of participants in the Corporation’s 401(k) Plan, the Corporation’s 401(k) Plan for Legacy Companies, the Countrywide Financial Corporation 401(k) Plan (collectively the 401(k) Plans), and the Corporation’s Pension Plan. The amended complaint names as defendants the Corporation, the Corporation’s Corporate Benefits Committee, the Compensation and Benefits Committee of the Corporation’s Board of Directors and certain of its present or former directors and officers. The amended complaint alleges violations of ERISA, based on, among other things, (i) an alleged failure to prudently and loyally manage the 401(k) Plans and Pension Plan by continuing to offer the Corporation’s common stock as an investment option or measure for participant contributions; (ii) an alleged failure to monitor the fiduciaries of the 401(k) Plans and Pension Plan; (iii) an alleged failure to provide complete and accurate information for the 401(k) Plans and Pension Plan participants with respect to the Merrill Lynch and Countrywide acquisitions and related matters; and (iv) alleged co-fiduciary liability for these purported fiduciary breaches. The amended complaint seeks an unspecified amount of monetary damages, equitable remedies, and other relief.

Merrill Lynch Subprime-Related Matters

In Re Merrill Lynch & Co., Inc. Securities, Derivative and ERISA Litigation

On August 25, 2009, the U.S. District Court for the Southern District of New York granted final approval of the settlement of the ERISA Action.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.

On August 25, 2009, the U.S. District Court for the Southern District of New York granted preliminary approval of the settlement.

Parmalat Finanziaria S.p.A.

Proceedings in the United States

On September 18, 2009, the U.S. District Court for the Southern District of New York granted the Corporation’s Request for Entry of a Contribution Bar Order in the case entitled Dr. Enrico Bondi, Extraordinary Commissioner of Parmalat Finanziaria, S.p.A., et al. v. Bank of America Corporation, et al. and the settlement is now final.

On November 23, 2005, the Official Liquidators of Food Holdings Limited and Dairy Holdings Limited, two entities in liquidation proceedings in the Cayman Islands, filed a complaint in the U.S. District Court for the Southern District of New York against the Corporation and several related entities, entitled Food Holdings Ltd, et al. v. Bank of America Corp., et al. (the Food Holdings Action). The complaint in the Food Holdings Action alleges that the Corporation and other defendants conspired with Parmalat Finanziaria S.p.A. (Parmalat) in carrying out transactions involving the plaintiffs in connection with the funding of Parmalat’s Brazilian entities, and asserts claims for fraud, negligent misrepresentation, breach of fiduciary duty and other related claims. The complaint seeks damages in excess of $400 million in compensatory damages and interest, among other relief. A bench trial was held the week of September 14, 2009, and a decision from the District Court is pending.

Short Term Interest Rate Trading (STIRT) Matter

On October 22, 2009, Merrill Lynch International Bank Limited reached a settlement of the matter with the Irish Financial Regulator that resulted in payment of a fine that was not material to the Corporation.

NOTE 13 - Shareholders’ Equity and Earnings Per Common Share

Common Stock

In January 2009, the Corporation issued 1.4 billion shares of common stock in connection with its acquisition of Merrill Lynch. For additional information regarding the Merrill Lynch acquisition, see Note 2 - Merger and Restructuring Activity. In addition, during the first quarter of 2009, the Corporation issued warrants to purchase approximately 199.1 million shares of common stock in connection with preferred stock issuances to the U.S. government. For more information, see the following preferred stock discussion. During the second quarter of 2009, the Corporation issued 1.25 billion shares of its common stock at an average price of $10.77 per share through an at-the-market issuance program resulting in gross proceeds of approximately $13.5 billion.

The Corporation may repurchase shares, subject to certain restrictions, from time to time, in the open market or in private transactions through the Corporation’s approved repurchase program. For the nine months ended September 30, 2009, the Corporation did not repurchase any shares of common stock and issued approximately 7.5 million shares under employee stock plans. As of September 30, 2009, 1.2 billion of unissued common shares have been reserved for future issuances.

In October 2009, the Board declared a fourth quarter cash dividend on common stock of $0.01 per share, payable on December 24, 2009 to common shareholders of record on December 4, 2009. In July 2009, the Board declared a third quarter cash dividend on common stock of $0.01 per share, which was paid on September 25, 2009 to common shareholders of record on September 4, 2009. In April 2009, the Board declared a second quarter cash dividend of $0.01 per common share which was paid on June 26, 2009 to common shareholders of record on June 5, 2009. In January 2009, the Board declared a first quarter cash dividend of $0.01 per common share which was paid on March 27, 2009 to common shareholders of record on March 6, 2009.

Preferred Stock

In the second quarter of 2009, the Corporation entered into agreements with certain holders of non-government perpetual preferred shares to exchange their holdings of approximately $7.3 billion aggregate liquidation preference of perpetual preferred stock for approximately 545 million shares of common stock. In addition, the Corporation exchanged approximately $3.9 billion aggregate liquidation preference of non-government preferred stock for approximately 200 million shares of common stock in an exchange offer. In total, these exchanges resulted in the exchange of approximately $11.3 billion aggregate liquidation preference of preferred stock into approximately 745 million shares of common stock. The table below provides further details on the non-convertible perpetual preferred stock exchanges.

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

In addition to the exchanges detailed in the table above, in the second quarter of 2009, the Corporation entered into agreements to exchange 3.6 million shares, or $3.6 billion aggregate liquidation preference of Series L 7.25% Non-Cumulative Perpetual Convertible preferred shares into 255 million shares of common stock valued at $2.8 billion, which was accounted for as an induced conversion of preferred stock.

During the second quarter of 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to these exchanges. This represents the net of a $2.6 billion benefit due to the excess of the carrying value of the Corporation’s non-convertible preferred stock over the fair value of the common stock exchanged, partially offset by a $2.0 billion inducement to convertible preferred shareholders. The inducement represented the excess of the fair value of the common stock exchanged, which was accounted for as an induced conversion of convertible preferred stock, over the fair value of the common stock that would have been issued under the original conversion terms.

The following table presents a summary of preferred stock previously issued by the Corporation and remaining outstanding (including the series of preferred stock issued and remaining outstanding in connection with the acquisition of Merrill Lynch), after consideration of the exchanges discussed above. All outstanding preferred stock of the Corporation has preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. For additional information regarding the acquisition of Merrill Lynch, see Note 2 – Merger and Restructuring Activity. For additional information on the Corporation’s preferred stock, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

 Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period
Series B	7% Cumulative Redeemable	January 1998	7,571	$100	$1	7.00%	n/a

Series D (2)	6.204% Non-Cumulative	September 2006	26,434	25,000	661	6.204%	On or after September 14, 2011

Series E (2)	Floating Rate Non-Cumulative	November 2006	19,491	25,000	487	Annual rate equal to the greater of (a) 3-mo. LIBOR + 35 bps and (b) 4.00%	On or after November 15, 2011

Series H (2)	8.20% Non-Cumulative	May 2008	114,483	25,000	2,862	8.20%	On or after May 1, 2013

Series I (2)	6.625% Non-Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017

Series J (2)	7.25% Non-Cumulative	November 2007	39,111	25,000	978	7.25%	On or after November 1, 2012

Series K (2)	Fixed-to-Floating Rate Non-Cumulative	January 2008	66,702	25,000	1,668	8.00% through 1/29/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018

Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,349,321	1,000	3,349	7.25%	n/a

Series M (2)	Fixed-to-Floating Rate Non-Cumulative	April 2008	57,357	25,000	1,434	8.125% through 5/14/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018

Series N (3)	Fixed Rate Cumulative Perpetual	October 2008	600,000	25,000	13,775	5.00% through 11/14/13; 9.00% thereafter	On or after November 15, 2011

Series Q (3)	Fixed Rate Cumulative Perpetual	January 2009	400,000	25,000	9,146	5.00% through 2/14/14; 9.00% thereafter	On or after February 15, 2012

Series R (3)	Fixed Rate Cumulative Perpetual	January 2009	800,000	25,000	17,956	8.00%	After redemption of Series N and Series Q

Preferred Stock Summary (continued)

(Dollars in millions, except as noted)
Merrill Lynch Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period
Series 1 (2, 4, 5)	Floating Rate Non-Cumulative	November 2004	4,861	$30,000	$146	3-mo LIBOR + 75 bps (6)	On or after November 28, 2009

Series 2 (2, 4, 5)	Floating Rate Non-Cumulative	March 2005	17,547	30,000	526	3-mo LIBOR + 65 bps (6)	On or after November 28, 2009

Series 3 (2, 4, 5)	6.375% Non-Cumulative	November 2005	22,336	30,000	670	6.375%	On or after November 28, 2010

Series 4 (2, 4, 5)	Floating Rate Non-Cumulative	November 2005	12,976	30,000	389	3-mo LIBOR + 75 bps (7)	On or after November 28, 2010

Series 5 (2, 4, 5)	Floating Rate Non-Cumulative	March 2007	20,190	30,000	606	3-mo LIBOR + 50 bps (7)	On or after May 21, 2012

Series 6 (2, 4, 8)	6.70% Non-Cumulative Perpetual	September 2007	65,000	1,000	65	6.70%	On or after February 03, 2009

Series 7 (2, 4, 8)	6.25% Non-Cumulative Perpetual	September 2007	16,596	1,000	17	6.25%	On or after March 18, 2010

Series 8 (2, 4, 5)	8.625% Non-Cumulative	April 2008	89,100	30,000	2,673	8.625%	On or after May 28, 2013

Series 2 (MC) (2, 9)	9.00% Non-Voting Mandatory Convertible Non-Cumulative	July 2008	12,000	100,000	1,200	9.00%	On October 15, 2010

Series 3 (MC) (2, 9)	9.00% Non-Voting Mandatory Convertible Non-Cumulative	July 2008	5,000	100,000	500	9.00%	On October 15, 2010

Total			5,760,660		59,474

(1)	Amounts shown before third party issuance costs and other Merrill Lynch related adjustments of $634 million.

(2)	The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends.

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

(9)

Represents shares outstanding of Merrill Lynch & Co., Inc. Each share of Mandatory Convertible Preferred Stock Series 2 and Series 3 will be converted on October 15, 2010 into a maximum of 2,605 and 3,820 shares of the Corporation’s common stock plus cash in lieu of fractional shares and are optionally convertible prior to that time into 2,227 and 3,265 shares.

    In January 2009, in connection with the TARP Capital Purchase Program and the Merrill Lynch acquisition, the Corporation issued 400 thousand shares of Series Q Preferred Stock and related warrants to purchase common stock of the Corporation for cash proceeds of $10.0 billion of which $9.0 billion was allocated to preferred stock and $1.0 billion to the warrants on a relative fair value basis. Also in January 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of 800 thousand shares of Series R Preferred Stock and related warrants to purchase common stock of the Corporation for cash proceeds of $20.0 billion of which $17.8 billion was allocated to preferred stock and $2.2 billion to the warrants on a relative fair value basis. The discount on the Series Q and R Preferred Stock is being accreted and recognized in retained earnings as a non-cash dividend which impacts diluted EPS, with a corresponding increase in the carrying value of the preferred stock, over a period of five years and 10 years. The Corporation utilized a Black-Scholes option model to fair value the stock warrants. The key assumptions used to determine the fair value of the warrants included volatility of 51.66 percent and 54.79 percent and a spot price equal to the exercise price of $30.79 and $13.30 for Series Q and Series R Preferred Stock. In addition, the Corporation assumed that the warrants for both series of preferred stock had a dividend yield of zero.

During the first, second and third quarters of 2009, the aggregate dividends on preferred stock declared were $1.0 billion, $1.2 billion, and $1.1 billion, respectively, including $145 million, $144 million, and $123 million, respectively, related to preferred stock issued or remaining outstanding as a part of the Merrill Lynch acquisition.

Accumulated OCI

The following table presents the changes in accumulated OCI for the nine months ended September 30, 2009 and 2008, net-of-tax.

(Dollars in millions)	Available-for- Sale Debt Securities (1)	Available-for- Sale Marketable Equity Securities	Derivatives (2)	Employee Benefit Plans(3)	Foreign Currency (4)	Total
Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)
Cumulative adjustment for accounting change - OTTI (5)	(71)	-	-	-	-	(71)
Net change in fair value recorded in accumulated OCI	6,146	2,112	108	161	26	8,553
Net realized (gains) losses reclassified into earnings (6, 7)	(715)	(4,433)	613	173	-	(4,362)

Balance, September 30, 2009	$(596)	$1,614	$(2,737)	$(4,308)	$(678)	$(6,705)

Balance, December 31, 2007	$(1,880)	$8,416	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI	(5,964)	(2,441)	(95)	-	(242)	(8,742)
Net realized losses reclassified into earnings (6)	1,145	206	580	35	-	1,966

Balance, September 30, 2008	$(6,699)	$6,181	$(3,917)	$(1,266)	$54	$(5,647)

(1)

The nine months ended September 30, 2009 includes $267 million of net loss in fair value recorded in accumulated OCI and $201 million of realized losses reclassified into earnings on debt securities in which other-than-temporary impairment has been recognized and a portion of the unrealized loss remains in OCI. The September 30, 2009 ending balance includes $66 million of unrealized losses in which other-than-temporary impairment has been recognized.

(2)	The amounts included in accumulated OCI for terminated interest rate derivative contracts were losses of $2.6 billion and $3.8 billion, net-of-tax, at September 30, 2009 and 2008.

(3)	Net change in fair value represents after-tax adjustments based on the 2008 final year-end actuarial valuations.

(4)

The net change in fair value recorded in accumulated OCI represents the after-tax fair value adjustments associated with the Corporation’s foreign currency translation on its net investment in consolidated foreign operations offset by the related foreign currency exchange hedging results.

(5)

Effective January 1, 2009, the Corporation adopted new accounting guidance impacting the recognition of other-than-temporary impairment charges on debt securities. For additional information on the adoption of this accounting pronouncement, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities.

(6)

Included in this line item are amounts related to derivatives used in cash flow hedge relationships. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. This line item also includes (gains) losses on AFS debt and marketable equity securities and impairment charges. These amounts are reclassified into earnings upon sale of the related security or when the other-than-temporary impairment charge is recognized in earnings.

(7)

Accumulated OCI related to AFS marketable equity securities was reduced by a $4.7 billion gain, net-of-tax, being reclassified from accumulated OCI into earnings on the Corporation’s sale of 19.1 billion common shares of its initial investment in CCB.

Earnings Per Common Share

On January 1, 2009, the Corporation adopted new accounting guidance impacting EPS which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method. Prior period EPS amounts have been reclassified to conform to current period presentation. For additional information on this accounting pronouncement, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

For the three and nine months ended September 30, 2009, average options to purchase 311 million and 318 million shares of common stock were outstanding but not included in the computation of earnings per common share because they were antidilutive compared to 211 million and 176 million for the same periods in 2008. For the three and nine months ended September 30, 2009, 117 million and 157 million average dilutive potential common shares associated with the convertible Series L and Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method compared to 138 million and 124 million for the same periods in 2008. The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2009	2008	2009	2008
Earnings (loss) per common share
Net income (loss)	$(1,001)	$1,177	$6,470	$5,797
Preferred stock dividends	(1,240)	(473)	(3,478)	(849)

Net income (loss) applicable to common shareholders (1)	$(2,241)	$704	$2,992	$4,948
Income (loss) allocated to participating securities	(1)	(19)	(60)	(59)

Net income (loss) allocated to common shareholders	$(2,242)	$685	$2,932	$4,889

Average common shares issued and outstanding	8,633,834	4,543,963	7,423,341	4,469,517

Earnings (loss) per common share	$(0.26)	$0.15	$0.39	$1.09

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders (1)	$(2,241)	$704	$2,992	$4,948
Income (loss) allocated to participating securities	(1)	(19)	(60)	(59)

Net income (loss) allocated to common shareholders	$(2,242)	$685	$2,932	$4,889

Average common shares issued and outstanding	8,633,834	4,543,963	7,423,341	4,469,517
Dilutive potential common shares (2, 3)	-	3,615	26,570	8,477

Total diluted average common shares issued and outstanding	8,633,834	4,547,578	7,449,911	4,477,994

Diluted earnings (loss) per common share	$(0.26)	$0.15	$0.39	$1.09

(1)

For the nine months ended September 30, 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to the Corporation’s preferred stock exchange for common stock.

(2)	Includes incremental shares from restricted stock units, restricted stock shares, stock options and warrants.

(3)	Due to a net loss for the three months ended September 30, 2009, no dilutive potential common shares were included in the calculations of diluted EPS because they would have been antidilutive.

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

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. The Corporation has contributed approximately $120 million toward this agreement during the nine months ended September 30, 2009. Additional contributions may be required under the supplemental agreement.

Net periodic benefit cost (income) of the Corporation’s plans for the three and nine months ended September 30, 2009 and 2008 included the following components:

	Three Months Ended September 30
	Qualified Pension Plans		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans
(Dollars in millions)	2009	2008	2009 (2)	2008	2009 (2)	2008
Components of net periodic benefit cost (income)
Service cost	$97	$92	$7	$2	$4	$4
Interest cost	185	213	59	20	23	22
Expected return on plan assets	(308)	(364)	(54)	-	(2)	(3)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	10	8	(2)	(2)	-	-
Recognized net actuarial loss (gain)	94	19	1	3	(19)	(18)

Net periodic benefit cost (income)	$78	$(32)	$11	$23	$14	$13

	Nine Months Ended September 30
	Qualified Pension Plans		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans
(Dollars in millions)	2009	2008	2009 (2)	2008	2009 (2)	2008
Components of net periodic benefit cost (income)
Service cost	$291	$249	$21	$5	$12	$12
Interest cost	556	624	178	58	68	65
Expected return on plan assets	(924)	(1,080)	(162)	-	(6)	(9)
Amortization of transition obligation	-	-	-	-	24	24
Amortization of prior service cost (credits)	30	25	(6)	(6)	-	-
Recognized net actuarial loss (gain)	282	57	3	10	(58)	(54)
Recognized termination benefit cost	8	-	-	-	-	-

Net periodic benefit cost (income)	$243	$(125)	$34	$67	$40	$38

(1)	Includes nonqualified pension plans, the terminated U.S. pension plan and non-U.S. pension plans as described above.

(2)

The net periodic benefit cost (income) of the Merrill Lynch Nonqualified and Other Pension Plans and Postretirement Health and Life Plans was $(6) million and $4 million and $(18) million and $12 million for the three and nine months ended September 30, 2009.

For 2009, the Corporation expects to contribute approximately $300 million and $150 million to its nonqualified and other pension plans and postretirement health and life plans. For the nine months ended September 30, 2009, the Corporation contributed $252 million and $101 million for these plans. The Corporation does not expect to be required to contribute to its qualified pension plans during 2009.

In connection with the Merrill Lynch acquisition, approximately 234 million stock-based compensation awards (e.g., options and restricted shares) were converted to Bank of America stock-based awards. The unamortized compensation expense at the time of acquisition was approximately $700 million which will be substantially amortized into personnel expense through 2012.

NOTE 15 – Income Taxes

The Corporation’s net deferred tax assets increased by $19.6 billion as a result of the acquisition of Merrill Lynch on January 1, 2009. Included in these deferred tax assets are carryforward amounts generated in the U.S. and U.K. that are deductible in the future as net operating losses (NOLs). The U.K. NOL deferred tax asset of $9.7 billion has an unlimited carryforward period, but due to change-in-control limitations in the three years prior to and following the change in ownership, may be jeopardized by certain major changes in the nature or conduct of the Corporation’s U.K. businesses. The Corporation has concluded that no valuation allowance is required. The U.S. federal NOL of $11.8 billion, which is represented by a deferred tax asset of $4.1 billion, can be carried forward against future tax periods of the Corporation until 2028, and no valuation allowance has been established based upon the Corporation’s estimate that future taxable income will be sufficient to utilize the NOL prior to its expiration. Merrill Lynch also has U.S. federal capital loss and foreign tax credit carryforwards against which valuation allowances have been recorded to reduce the assets to the amounts the Corporation believes are more likely than not to be realized before their expiration.

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

At September 30, 2009 and December 31, 2008, the balance of the Corporation’s unrecognized tax benefits (UTBs) was $5.7 billion and $3.5 billion. The increase was primarily due to the acquisition of Merrill Lynch. As of September 30, 2009, $4.4 billion of the UTBs (net of items such as state income taxes and foreign tax credit offsets) would, if recognized, affect the Corporation’s effective tax rate in future periods.

In December 2008, the U.S. Tax Court issued an adverse decision with respect to Merrill Lynch’s tax treatment of a 1987 transaction and the Corporation has filed a notice of appeal. The UTBs with respect to this transaction have been included in the amounts disclosed above.

Merrill Lynch is under examination by the Internal Revenue Service (IRS) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The examinations of the U.S. federal income tax returns are ongoing for the years 2005 through 2007. Tax returns filed in the U.K. are currently under examination for the years 2006 and 2007. The Corporation has paid assessments issued by tax authorities in Japan for the tax years that ended March 31, 1999 through 2007 which assert that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. The Corporation is in the process of obtaining clarification from international authorities (referred to as Competent Authority) to determine the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The Corporation believes it is reasonably possible that portions of these proceedings will be concluded within the next 12 months.

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

Due to the resolution of all examination matters reasonably possible to be concluded (including Merrill Lynch) within the next 12 months, the Corporation’s UTB balance may decrease by as much as $2.0 billion during that period since resolved items would be removed from the balance whether their resolution resulted in payment or recognition.

As of September 30, 2009 and December 31, 2008, the Corporation’s accrual for interest and penalties related to income taxes net of taxes and remittances, which included applicable interest on certain leveraged lease positions, was $1.1 billion and $677 million. The increase was primarily due to the Merrill Lynch acquisition.

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

Note 16 – Fair Value Disclosures

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established per GAAP which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. The Corporation carries certain corporate loans and loan commitments, LHFS, securities financing agreements, long-term deposits and certain structured notes that are classified as long-term debt at fair value under the fair value option. The Corporation also carries at fair value trading account assets and liabilities, derivative assets and liabilities, AFS debt securities, MSRs, and certain other assets. A detailed discussion regarding the fair value hierarchy and how the Corporation measures fair value is presented in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

Deposits, Commercial Paper and Other Short-term Borrowings and Certain Structured Notes that are Classified as Long-term Debt

The fair values of deposits, commercial paper and other short-term borrowings and certain structured notes that are classified as long-term debt are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Corporation considers, consistent with the requirements of fair value measurements, the impact of its own creditworthiness in the valuation of these liabilities. The credit risk is determined by reference to existing direct market costs of credit.

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

Asset-backed Secured Financings

The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk. Asset-backed secured financings are recorded in accrued expenses and other liabilities on the Corporation’s Consolidated Balance Sheet.

Recurring Fair Value

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009, including financial instruments which the Corporation accounts for at fair value under the fair value option, are summarized in the table below:

	September 30, 2009
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$66,218	$-	$-	$66,218
Trading account assets:
U.S. government and agency securities	25,623	38,359	-	-	63,982
Corporate securities, trading loans, and other	5,969	40,059	13,018	-	59,046
Equity securities	19,944	6,978	6,578	-	33,500
Foreign sovereign debt	19,379	9,481	1,019	-	29,879
Mortgage trading loans and asset- backed securities	-	11,857	6,574	-	18,431
Total trading account assets	70,915	106,734	27,189	-	204,838
Derivative assets	7,277	1,783,914	28,654	(1,724,990)	94,855
Available-for-sale debt securities:
U.S. Treasury securities and agency debentures	23,442	3,527	-	-	26,969
Mortgage-backed securities:
Agency MBS	-	123,495	-	-	123,495
Agency collateralized mortgage obligations	-	16,120	-	-	16,120
Non-agency MBS	-	33,938	7,016	-	40,954
Foreign securities	128	3,395	637	-	4,160
Corporate/Agency bonds	-	4,831	1,056	-	5,887
Other taxable securities	1,508	11,799	5,332	-	18,639
Tax-exempt securities	-	8,819	2,157	-	10,976
Total available-for-sale debt securities	25,078	205,924	16,198	-	247,200
Loans and leases (2)	-	-	6,197	-	6,197
Mortgage servicing rights	-	-	17,539	-	17,539
Loans held-for-sale	-	21,660	7,143	-	28,803
Other assets (3)	30,481	25,878	7,307	-	63,666
Total assets	$133,751	$2,210,328	$110,227	$(1,724,990)	$729,316

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,652	$-	$-	$1,652
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	51,804	-	-	51,804
Trading account liabilities:
U.S. government and agency securities	20,150	5,137	-	-	25,287
Equity securities	11,471	7,089	-	-	18,560
Foreign sovereign debt	18,990	687	395	-	20,072
Corporate securities and other	408	7,329	16	-	7,753
Total trading account liabilities	51,019	20,242	411	-	71,672
Derivative liabilities	7,442	1,748,586	20,124	(1,723,528)	52,624
Commercial paper and other short-term borrowings	-	568	-	-	568
Accrued expenses and other liabilities	14,849	898	1,742	-	17,489
Long-term debt	-	38,883	5,084	-	43,967
Total liabilities	$73,310	$1,862,633	$27,361	$(1,723,528)	$239,776

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)	Loans and leases at September 30, 2009 included $21.9 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option.

(3)

Other assets is primarily comprised of AFS equity securities and other equity investments. Substantially all of other assets are eligible for, and the Corporation has not chosen to elect, fair value accounting at September 30, 2009.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008, including financial instruments which the Corporation accounts for at fair value under the fair value option, are summarized in the table below:

	December 31, 2008
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$2,330	$-	$-	$2,330
Trading account assets	44,571	83,011	6,733	-	134,315
Derivative assets	2,109	1,525,106	8,289	(1,473,252)	62,252
Available-for-sale debt securities	2,789	255,413	18,702	-	276,904
Loans and leases (2)	-	-	5,413	-	5,413
Mortgage servicing rights	-	-	12,733	-	12,733
Loans held-for-sale	-	15,582	3,382	-	18,964
Other assets (3)	25,407	25,549	4,157	-	55,113
Total assets	$74,876	$1,906,991	$59,409	$(1,473,252)	$568,024

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,717	$-	$-	$1,717
Trading account liabilities	37,410	14,313	-	-	51,723
Derivative liabilities	4,872	1,488,509	6,019	(1,468,691)	30,709
Accrued expenses and other liabilities	5,602	-	1,940	-	7,542
Total liabilities	$47,884	$1,504,539	$7,959	$(1,468,691)	$91,691

(1)

Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

(2)	Loans and leases at December 31, 2008 included $22.4 billion of leases that were not eligible for the fair value option as leases are specifically excluded from fair value option.

(3)

Other assets is primarily comprised of AFS equity securities and other equity investments. Substantially all of other assets are eligible for, and the Corporation has not chosen to elect, fair value accounting at December 31, 2008.

The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2009 and 2008, including realized and unrealized gains (losses) included in earnings and OCI.

Level 3 – Fair Value Measurements
	Three Months Ended September 30, 2009
(Dollars in millions)	Balance July 1, 2009	Gains (Losses) included in Earnings	Gains included in OCI	Purchases, Issuances, and Settlements	Transfers in to / out of Level 3	Balance September 30, 2009
Trading account assets:
Corporate securities, trading loans, and other	$8,578	$505	$-	$3,411	$524	$13,018
Equity securities	7,433	(1)	-	(545)	(309)	6,578
Foreign sovereign debt	865	60	-	-	94	1,019
Mortgage trading loans and asset-backed securities	8,743	12	-	(3,319)	1,138	6,574
Total trading account assets	25,619	576		(453)	1,447	27,189
Net derivative assets (1)	9,401	787	-	(3,280)	1,622	8,530
Available-for-sale debt securities:
Non-agency MBS	8,897	(446)	2	(1,936)	499	7,016
Foreign securities	1,061	-	51	(94)	(381)	637
Corporate/Agency bonds	1,942	-	23	559	(1,468)	1,056
Other taxable securities	7,776	(16)	88	(2,169)	(347)	5,332
Tax-exempt securities	2,106	-	7	(569)	613	2,157
Total available-for-sale debt securities	21,782	(462)	171	(4,209)	(1,084)	16,198
Loans and leases (2)	6,962	429	-	(1,194)	-	6,197
Mortgage servicing rights	18,535	(1,621)	-	625	-	17,539
Loans held-for-sale (2)	7,313	141	-	(691)	380	7,143
Other assets (3)	6,792	635	-	(163)	43	7,307
Trading account liabilities:
Foreign sovereign debt	(352)	(39)	-	-	(4)	(395)
Corporate securities and other	(7)	-	-	8	(17)	(16)
Total trading account liabilities	(359)	(39)	-	8	(21)	(411)
Accrued expenses and other liabilities (2)	(2,063)	258	-	63	-	(1,742)
Long-term debt (2)	(5,289)	(561)	-	365	401	(5,084)

(1)	Net derivatives at September 30, 2009 included derivative assets of $28.7 billion and derivative liabilities of $20.1 billion.

(2)

Amounts represent items which are accounted for at fair value under the fair value option including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

Level 3 – Fair Value Measurements
	Three Months Ended September 30, 2008
(Dollars in millions)	Balance July 1, 2008	Countrywide acquisition	Gains (losses) included in Earnings	Gains (losses) included in OCI	Purchases, Issuances, and Settlements	Transfers in to / out of Level 3	Balance September 30, 2008
Trading account assets	$5,646	$-	$(1,308)	$-	$(47)	$2,632	$6,923
Net derivative assets (1)	1,317	(185)	1,795	-	(425)	(790)	1,712
Available-for-sale debt securities	8,324	528	(802)	(556)	1,468	767	9,729
Loans and leases (2)	5,014	-	(179)	-	548	-	5,383
Mortgage servicing rights	4,250	17,188	(179)	-	(448)	-	20,811
Loans held-for-sale (2)	2,012	1,425	(275)	-	(219)	545	3,488
Other assets (3)	4,012	1,407	(368)	-	(529)	-	4,522
Accrued expenses and other liabilities (2)	(723)	(1,212)	22	-	59	-	(1,854)

(1)	Net derivatives at September 30, 2008 included derivative assets of $9.0 billion and derivative liabilities of $7.4 billion.

(2)	Amounts represent items which are accounted for at fair value under the fair value option including commercial loans, loan commitments and loans held-for-sale.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

Level 3 – Fair Value Measurements
	Nine Months Ended September 30, 2009
(Dollars in millions)	Balance January 1, 2009	Merrill Lynch Acquisition	Gains (Losses) included in Earnings	Gains (losses) included in OCI	Purchases, Issuances, and Settlements	Transfers in to / out of Level 3	Balance September 30, 2009
Trading account assets:
Corporate securities, trading loans, and other	$4,540	$7,012	$233	$-	$(34)	$1,267	$13,018
Equity securities	546	3,848	(279)	-	2,998	(535)	6,578
Foreign sovereign debt	-	30	124	-	10	855	1,019
Mortgage trading loans and asset- backed securities	1,647	7,294	(277)	-	(1,576)	(514)	6,574
Total trading account assets	6,733	18,184	(199)	-	1,398	1,073	27,189
Net derivative assets (1)	2,270	2,307	5,061	-	(7,271)	6,163	8,530
Available-for-sale debt securities:
Non-agency MBS	6,096	2,509	(1,186)	2,111	(3,614)	1,100	7,016
Foreign securities	1,247	-	(79)	(48)	(102)	(381)	637
Corporate/Agency bonds	1,598	-	(49)	118	510	(1,121)	1,056
Other taxable securities	9,599	-	(36)	575	(3,316)	(1,490)	5,332
Tax-exempt securities	162	-	-	32	723	1,240	2,157
Total available-for-sale debt securities	18,702	2,509	(1,350)	2,788	(5,799)	(652)	16,198
Loans and leases (2)	5,413	2,452	585	-	(2,253)	-	6,197
Mortgage servicing rights	12,733	209	3,306	-	1,291	-	17,539
Loans held-for-sale (2)	3,382	3,872	274	-	(645)	260	7,143
Other assets (3)	4,157	2,696	643	-	(242)	53	7,307
Trading account liabilities:
Foreign sovereign debt	-	-	(65)	-	18	(348)	(395)
Corporate securities and other	-	-	-	-	1	(17)	(16)
Total trading account liabilities	-	-	(65)	-	19	(365)	(411)
Accrued expenses and other liabilities (2)	(1,940)	(1,337)	1,379	-	117	39	(1,742)
Long-term debt (2)	-	(7,481)	(2,165)	-	314	4,248	(5,084)

(1)

Net derivatives at September 30, 2009 included derivative assets of $28.7 billion and derivative liabilities of $20.1 billion. Net derivatives acquired in connection with the acquisition of Merrill Lynch on January 1, 2009 included derivative assets of $37.3 billion and derivative liabilities of $35.0 billion.

(2)

Amounts represent items which are accounted for at fair value under the fair value option including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

Level 3 – Fair Value Measurements
	Nine Months Ended September 30, 2008
(Dollars in millions)	Balance January 1, 2008	Countrywide acquisition	Gains (losses) included in Earnings	Gains (losses) included in OCI	Purchases, Issuances, and Settlements	Transfers in to /out of Level 3	Balance September 30, 2008
Trading account assets	$4,027	$-	$(2,079)	$-	$(842)	$5,817	$6,923
Net derivative assets (1)	(1,203)	(185)	1,484	-	2,048	(432)	1,712
Available-for-sale debt securities	5,507	528	(1,601)	(1,060)	457	5,898	9,729
Loans and leases (2)	4,590	-	(249)	-	1,042	-	5,383
Mortgage servicing rights	3,053	17,188	409	-	161	-	20,811
Loans held-for-sale (2)	1,334	1,425	(381)	-	(603)	1,713	3,488
Other assets (3)	3,987	1,407	282	-	(1,010)	(144)	4,522
Accrued expenses and other liabilities (2)	(660)	(1,212)	(41)	-	59	-	(1,854)

(1)	Net derivatives at September 30, 2008 included derivative assets of $9.0 billion and derivative liabilities of $7.4 billion.

(2)	Amounts represent items which are accounted for at fair value under the fair value option including commercial loans, loan commitments and loans held-for-sale.

(3)	Other assets is primarily comprised of AFS equity securities and other equity investments.

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and nine months ended September 30, 2009 and 2008. These amounts include those gains (losses) generated by loans, LHFS, loan commitments and structured notes which are accounted for at fair value under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2009
(Dollars in millions)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$505	$-	$-	$505
Equity securities	-	(1)	-	-	(1)
Foreign sovereign debt	-	60	-	-	60
Mortgage trading loans and asset- backed securities	-	12	-	-	12
Total trading account assets	-	576	-	-	576
Net derivative assets	-	(1,905)	2,692	-	787
Available-for-sale debt securities:
Non-agency MBS	-	-	-	(446)	(446)
Other taxable securities	-	-	-	(16)	(16)
Total available-for-sale debt securities	-	-	-	(462)	(462)
Loans and leases (2)	-	(4)	-	433	429
Mortgage servicing rights	-	-	(1,621)	-	(1,621)
Loans held-for-sale (2)	-	(10)	173	(22)	141
Other assets	570	-	65	-	635
Trading account liabilities – Foreign sovereign debt	-	(39)	-	-	(39)
Accrued expenses and other liabilities (2)	-	(1)	(106)	365	258
Long-term debt (2)	-	(468)	-	(93)	(561)
Total	$570	$(1,851)	$1,203	$221	$143

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2008
(Dollars in millions)	Card Income (Loss)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(1,308)	$-	$-	$(1,308)
Net derivative assets	-	-	1,068	727	-	1,795
Available-for-sale debt securities	-	-	-	(25)	(777)	(802)
Loans and leases (2)	-	-	3	-	(182)	(179)
Mortgage servicing rights	-	-	-	(179)	-	(179)
Loans held-for-sale (2)	-	-	(165)	(110)	-	(275)
Other assets	(396)	52	-	(24)	-	(368)
Accrued expenses and other liabilities (2)	-	-	12	15	(5)	22
Total	$(396)	$52	$(390)	$404	$(964)	$(1,294)

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2009
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$233	$-	$-	$233
Equity securities	-	-	(279)	-	-	(279)
Foreign sovereign debt	-	-	124	-	-	124
Mortgage trading loans and asset-backed securities	-	-	(277)	-	-	(277)
Total trading account assets	-	-	(199)	-	-	(199)
Net derivative assets	-	-	(1,195)	6,256	-	5,061
Available-for-sale debt securities:
Mortgage-backed securities:
Non-agency MBS	-	-	-	(12)	(1,174)	(1,186)
Foreign securities	-	-	-	-	(79)	(79)
Corporate/Agency bonds	-	-	-	-	(49)	(49)
Other taxable securities	-	-	-	-	(36)	(36)
Total available-for-sale debt securities	-	-	-	(12)	(1,338)	(1,350)
Loans and leases (2)	-	-	(11)	-	596	585
Mortgage servicing rights	-	-	-	3,306	-	3,306
Loans held-for-sale (2)	-	-	(219)	85	408	274
Other assets	8	633	(3)	190	(185)	643
Trading account liabilities – Foreign sovereign debt	-	-	(65)	-	-	(65)
Accrued expenses and other liabilities (2)	-	-	(2)	27	1,354	1,379
Long-term debt (2)	-	-	(1,813)	-	(352)	(2,165)
Total	$8	$633	$(3,507)	$9,852	$483	$7,469

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2008
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(2,079)	$-	$-	$(2,079)
Net derivative assets	-	-	718	766	-	1,484
Available-for-sale debt securities	-	-	-	(25)	(1,576)	(1,601)
Loans and leases (2)	-	-	1	-	(250)	(249)
Mortgage servicing rights	-	-	-	409	-	409
Loans held-for-sale (2)	-	-	(205)	(175)	-	(380)
Other assets	(19)	317	-	(24)	8	282
Accrued expenses and other liabilities (2)	-	-	8	15	(64)	(41)
Total	$(19)	$317	$(1,557)	$966	$(1,882)	$(2,175)

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

The tables below summarize changes in unrealized gains (losses) recorded in earnings during the three and nine months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at September 30, 2009 and 2008. These amounts include changes in fair value generated by loans, LHFS, loan commitments and structured notes which are accounted for at fair value under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2009
(Dollars in millions)	Card Income (Loss)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$340	$-	$-	$340
Equity securities	-	-	5	-	-	5
Foreign sovereign debt	-	-	61	-	-	61
Mortgage trading loans and asset-backed securities	-	-	113	-	-	113
Total trading account assets	-	-	519	-	-	519
Net derivative assets	-	-	(665)	2,706	-	2,041
Available-for-sale debt securities:
Mortgage-backed securities:
Non-agency MBS	-	-	-	-	(477)	(477)
Other taxable securities	-	-	-	-	(8)	(8)
Total available-for-sale debt securities	-	-	-	-	(485)	(485)
Loans and leases (2)	-	-	-	-	509	509
Mortgage servicing rights	-	-	-	(1,922)	-	(1,922)
Loans held-for-sale (2)	-	-	-	154	164	318
Other assets	(10)	525	-	11	-	526
Trading account liabilities – Foreign sovereign debt	-	-	(39)	-	-	(39)
Accrued expenses and other liabilities (2)	-	-	-	(106)	14	(92)
Long-term debt (2)	-	-	(484)	-	(93)	(577)
Total	$(10)	$525	$(669)	$843	$109	$798

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2008
(Dollars in millions)	Card Income (Loss)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(1,306)	$-	$-	$(1,306)
Net derivative assets	-	-	1,480	221	-	1,701
Available-for-sale debt securities	-	-	-	(3)	(520)	(523)
Loans and leases (2)	-	-	-	-	(269)	(269)
Mortgage servicing rights	-	-	-	(344)	-	(344)
Loans held-for-sale (2)	-	-	(144)	(97)	-	(241)
Other assets	(323)	(92)	-	-	-	(415)
Accrued expenses and other liabilities (2)	-	-	-	(31)	(31)	(62)
Total	$(323)	$(92)	$30	$(254)	$(820)	$(1,459)

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2009
(Dollars in millions)	Card Income (Loss)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans, and other	$-	$-	$(111)	$-	$-	$(111)
Equity securities	-	-	(269)	-	-	(269)
Foreign sovereign debt	-	-	125	-	-	125
Mortgage trading loans and asset-backed securities	-	-	(324)	-	-	(324)
Total trading account assets	-	-	(579)	-	-	(579)
Net derivative assets	-	-	(1,526)	6,402	-	4,876
Available-for-sale debt securities:
Mortgage-backed securities:
Non-agency MBS	-	-	-	(12)	(860)	(872)
Foreign securities	-	-	-	-	(89)	(89)
Corporate/Agency bonds	-	-	-	-	(14)	(14)
Other taxable securities	-	-	-	-	(78)	(78)
Total available-for-sale debt securities	-	-	-	(12)	(1,041)	(1,053)
Loans and leases (2)	-	-	-	-	165	165
Mortgage servicing rights	-	-	-	2,470	-	2,470
Loans held-for-sale (2)	-	-	(208)	60	457	309
Other assets	(69)	371	-	77	45	424
Trading account liabilities – Foreign sovereign debt	-	-	(43)	-	-	(43)
Accrued expenses and other liabilities (2)	-	-	-	27	1,123	1,150
Long-term debt (2)	-	-	(2,266)	-	(135)	(2,401)
Total	$(69)	$371	$(4,622)	$9,024	$614	$5,318

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

Level 3 –Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2008
(Dollars in millions)	Card Income	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets	$-	$-	$(2,053)	$-	$-	$(2,053)
Net derivative assets	-	-	1,200	199	-	1,399
Available-for-sale debt securities	-	-	-	(3)	(1,142)	(1,145)
Loans and leases (2)	-	-	-	-	(424)	(424)
Mortgage servicing rights	-	-	-	174	-	174
Loans held-for-sale (2)	-	-	(186)	(131)	(1)	(318)
Other assets	(223)	60	-	-	-	(163)
Accrued expenses and other liabilities (2)	-	-	-	(31)	(360)	(391)
Total	$(223)	$60	$(1,039)	$208	$(1,927)	$(2,921)

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges against MSRs.

(2)	Amounts represent items which are accounted for at fair value under the fair value option.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and leases, LHFS and foreclosed properties. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Period ended September 30, 2009		Gains (Losses)

(Dollars in millions)	Level 2	Level 3	Three months ended September 30, 2009	Nine months ended September 30, 2009
Assets

Loans held-for-sale	$1,524	$8,258	$(164)	$(855)
Loans and leases(1)	405	5,182	(1,344)	(3,065)
Other assets	-	60	(31)	(91)
Foreclosed properties(2)	-	631	(116)	(323)

	Period ended September 30, 2008		Gains (Losses)

(Dollars in millions)	Level 2	Level 3	Three months ended September 30, 2008	Nine months ended September 30, 2008
Assets

Loans held-for-sale	$2,550	$10,790	$(240)	$(759)
Loans and leases(1)	-	1,500	(541)	(1,073)
Foreclosed properties(2)	-	1,188	(64)	(271)

(1)	Gains (losses) represent charge-offs associated with real estate secured loans that exceed 180 days past due which are netted against the allowance for loan and lease losses.

(2)

Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

In addition to the amounts presented in the non-recurring basis table above, on June 26, 2009 the Corporation entered into a joint venture agreement with First Data Corporation creating Banc of America Merchant Services, LLC. The Corporation recorded a pre-tax gain of $3.8 billion in the second quarter of 2009 related to the contribution of its merchant servicing business to the joint venture. The investment in the joint venture was initially recorded in other assets as a Level 3 non-recurring fair value of $4.7 billion and is being accounted for under the equity method of accounting.

Fair Value Option Elections

Corporate Loans and Loan Commitments

The Corporation elected to account for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines at fair value under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for derivatives designated as hedging instruments and are therefore carried at fair value with changes in fair value recorded in other income. Electing the fair value option allows the Corporation to account for these loans and loan commitments at fair value which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

At September 30, 2009 and December 31, 2008, funded loans which the Corporation has elected to fair value had an aggregate fair value of $6.2 billion and $5.4 billion recorded in loans and leases and an aggregate outstanding principal balance of $7.0 billion and $6.4 billion. At September 30, 2009 and December 31, 2008, unfunded loan commitments that the Corporation has elected to fair value both had an aggregate fair value of $1.1 billion recorded in accrued expenses and other liabilities and an aggregate committed exposure of $28.6 billion and $16.9 billion. Interest income on these loans is recorded in interest and fees on loans and leases. At September 30, 2009, $111 million of these loans were 90 days or more past due and still accruing interest and $24 million were classified as nonperforming. At December 31, 2008, none of these loans were 90 days or more past due and still accruing interest or had been placed on nonaccrual status.

Loans Held-for-Sale

The Corporation also elected to account for certain loans held-for-sale at fair value. Electing to use fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them. The Corporation has not elected to fair value other loans held-for-sale primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. At September 30, 2009 and December 31, 2008, residential mortgage loans, commercial mortgage loans, and other loans held-for-sale for which the fair value option was elected had an aggregate fair value of $28.8 billion and $19.0 billion and an aggregate outstanding principal balance of $34.4 billion and $20.8 billion. Interest income on these loans is recorded in other interest income. These changes in fair value are mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Other Assets

Other assets primarily represents non-marketable convertible preferred shares for which the Corporation has economically hedged a majority of the position with derivatives. At September 30, 2009, these assets had a fair value of $272 million.

Securities Financing Agreements

The Corporation elected the fair value option for certain securities financing agreements. The fair value option election was made for certain securities financing agreements based on the tenor of the agreements which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. At September 30, 2009, securities financing agreements for which the fair value option has been elected had an aggregate fair value of $118.0 billion and a principal balance of $117.5 billion.

Long-term Deposits

The Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. At both September 30, 2009 and December 31, 2008, these instruments had an aggregate fair value of $1.7 billion and a principal balance of $1.6 billion and $1.7 billion recorded in interest-bearing deposits. Interest paid on these instruments continues to be recorded in interest expense. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to fair value other financial instruments within the same balance sheet category because they were not economically hedged using derivatives.

Commercial Paper and Other Short-term Borrowings

The Corporation elected to fair value certain commercial paper and short-term borrowings that were acquired as part of the Merrill Lynch acquisition. This debt is risk managed on a fair value basis. At September 30, 2009, this debt had both an aggregate fair value and principal balance of $568 million recorded in commercial paper and other short-term borrowings.

Long-term Debt

The Corporation elected to fair value certain long-term debt, primarily structured notes that were acquired as part of the Merrill Lynch acquisition. This long-term debt is risk managed on a fair value basis. The majority of the fair value changes on long-term debt is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Except for gains related to changes in the Corporation’s credit spreads, the majority of gains for the quarter ended September 30, 2009 are offset by losses on derivatives that economically hedge this debt and that are accounted for as fair value hedging instruments. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in the Corporation’s credit spreads were losses of $1.8 billion and $3.3 billion for the three and nine months ended September 30, 2009. Changes in the Corporation’s specific credit risk are derived by isolating fair value changes due to changes in the Corporation’s credit spreads as observed in the secondary cash market. At September 30, 2009, this long-term debt had an aggregate fair value of $44.0 billion and a principal balance of $50.7 billion recorded in long-term debt.

Asset-backed Secured Financings

The Corporation elected to fair value certain asset-backed secured financings. At September 30, 2009, these secured financings had an aggregate fair value of $700 million and a principal balance of $1.5 billion recorded in accrued expenses and other liabilities. At December 31, 2008, these secured financings had an aggregate fair value of $816 million and a principal balance of $1.6 billion recorded in accrued expenses and other liabilities. Using the fair value option election allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

The following table provides information about where changes in the fair value of assets or liabilities for which the fair value option has been elected are included in the Consolidated Statement of Income.

Gains (Losses) Relating to Assets and Liabilities Accounted for Using Fair Value Option
	Three Months Ended September 30, 2009
(Dollars in millions)	Corporate Loans and Loan Commitments	Loans Held-for- Sale (1)	Securities Financing Agreements	Other Assets	Long- term Deposits	Asset- backed Secured Financings	Commercial Paper and Other Short-Term Borrowings	Long-Term Debt	Total

Trading account profits (losses)	$(5)	$(10)	$-	$-	$-	$-	$20	$(1,362)	$(1,357)
Mortgage banking income (loss)	-	3,068	-	-	-	(106)	-	-	2,962
Equity investment income (loss)	-	-	-	(13)	-	-	-	-	(13)
Other income (loss)	799	(60)	19	-	(96)	-	-	(1,842)	(1,180)
Total	$794	$2,998	$19	$(13)	$(96)	$(106)	$20	$(3,204)	$412

	Three Months Ended September 30, 2008

Trading account profits (losses)	$15	$(176)	$-	$-	$-	$-	$-	$-	$(161)
Mortgage banking income	-	520	-	-	-	15	-	-	535
Other income (loss)	(202)	(38)	(8)	-	43	-	-	-	(205)
Total	$(187)	$306	$(8)	$-	$43	$15	$-	$-	$169

	Nine Months Ended September 30, 2009
	Corporate Loans and Loan Commitments	Loans Held-for- Sale (1)	Securities Financing Agreements	Other Assets	Long- term Deposits	Asset- backed Secured Financings	Commercial Paper and Other Short-Term Borrowings	Long-Term Debt	Total

Trading account profits (losses)	$(13)	$(258)	$-	$379	$-	$-	$(220)	$(3,365)	$(3,477)
Mortgage banking income	-	5,628	-	-	-	27	-	-	5,655
Equity investment income (loss)	-	-	-	(148)	-	-	-	-	(148)
Other income (loss)	2,140	487	(124)	-	(16)	-	-	(3,255)	(768)
Total	$2,127	$5,857	$(124)	$231	$(16)	$27	$(220)	$(6,620)	$1,262

	Nine Months Ended September 30, 2008

Trading account profits (losses)	$9	$(673)	$-	$-	$-	$-	$-	$-	$(664)
Mortgage banking income	-	637	-	-	-	15	-	-	652
Other income (loss)	(323)	(56)	(15)	-	22	-	-	-	(372)
Total	$(314)	$(92)	$(15)	$-	$22	$15	$-	$-	$(384)

(1)

Gains (losses) included in LHFS include the change in fair value attributable to certain closed interest rate lock commitments of $1.8 billion and $4.3 billion for the three and nine months ended September 30, 2009 compared to $386 million and $312 million for the same periods in 2008. This amount is included as part of the LHFS basis upon funding of the loan.

Note 17 – Fair Value of Financial Instruments

The Corporation discloses the estimated fair value of financial instruments including those financial instruments for which the Corporation did not elect the fair value option in accordance with the fair value disclosure requirements for financial instruments. The fair values of such instruments have been derived, in part, by the Corporation’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Corporation.

The disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets such as purchased credit card, affinity and trust relationships is not required by GAAP.

The following disclosures represent financial instruments in which the ending balances at September 30, 2009 are not carried at fair value in their entirety on the Corporation’s Consolidated Balance Sheet.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, resale and certain repurchase agreements, commercial paper and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. Under the fair value option, the Corporation elected to fair value certain securities financing agreements and commercial paper and other short-term borrowings. See Note 16 – Fair Value Disclosures for additional information on these financial instruments.

Loans

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. Under the fair value option, the Corporation elected to fair value certain large corporate loans which exceeded the Corporation’s single name credit risk concentration guidelines. See Note 16 – Fair Value Disclosures for additional information on loans for which the Corporation adopted the fair value option.

Deposits

The fair value for certain deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of foreign time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. Under the fair value option, the Corporation elected to fair value certain long-term fixed rate deposits which are economically hedged with derivatives. See Note 16 – Fair Value Disclosures for additional information on these long-term fixed rate deposits.

Long-term Debt

The Corporation uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities. Under the fair value option, the Corporation elected to fair value certain structured notes. See Note 16 – Fair Value Disclosures for additional information on these structured notes.

The book and fair values of certain financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
(Dollars in millions)	Book Value (1)	Fair Value	Book Value (1)	Fair Value
Financial assets (2)
Loans (3)	$856,779	$819,134	$886,198	$841,629
Financial liabilities (2)
Deposits	974,899	975,808	882,997	883,987
Long-term debt	456,288	451,532	268,292	260,291

(1)	Loans are presented net of allowance for loan losses. Amounts exclude leases.
(2)	Includes certain amounts which are accounted for under the fair value option.
(3)

The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require at September 30, 2009 and December 31, 2008. However, the Corporation expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.

NOTE 18 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities including mortgage-backed securities and U.S. Treasuries. The securities that economically hedge the MSRs are recorded in other assets with changes in the fair value of the securities and the related interest income recorded as mortgage banking income.

The following table presents activity for residential first mortgage MSRs for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Balance, beginning of period	$18,535	$4,250	$12,733	$3,053
Merrill Lynch balance, January 1, 2009	-	-	209	-
Countrywide balance, July 1, 2008	-	17,188	-	17,188
Additions	1,738	875	4,693	1,910
Impact of customer payments	(906)	(1,425)	(2,888)	(1,855)
Other changes in MSR market value	(1,828)	(77)	2,792	515
Balance, September 30	$17,539	$20,811	$17,539	$20,811
Mortgage loans serviced for investors (in billions)			$1,726	$1,654

For the three and nine months ended September 30, 2009, other changes in MSR market value were $(1.8) billion and $2.8 billion compared to $(77) million and $515 million for the same periods in 2008. These amounts reflect the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of changes in other assumptions. For the three and nine months ended September 30, 2009, the amounts did not include $207 million and $514 million resulting from lower than expected prepayments. For the same periods in 2008, the amounts did not include $(102) million and $(106) million resulting from higher than expected prepayments. The net amounts of $(1.6) billion and $3.3 billion for the current periods, and $(179) million and $409 million for the comparable periods in 2008 are included in the line “mortgage banking income (loss)” for mortgage servicing rights in the table “Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings” in Note 16 – Fair Value Disclosures.

At September 30, 2009 and December 31, 2008, the fair value of consumer MSRs was $17.5 billion and $12.7 billion. The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk.

This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted-average lives of the MSRs and the OAS levels.

Key economic assumptions used in determining the fair value of MSRs at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted-average option adjusted spread	1.68%	5.63%	1.71%	6.40%

Weighted-average life, in years	4.87	2.95	3.26	2.71

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

	September 30, 2009
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates

Impact of 10% decrease	0.30	years	0.15	years	$908
Impact of 20% decrease	0.64		0.34		1,940

Impact of 10% increase	(0.26)		(0.13)		(807)
Impact of 20% increase	(0.49)		(0.25)		(1,530)
OAS level
Impact of 100 bps decrease	n/a		n/a		$776
Impact of 200 bps decrease	n/a		n/a		1,620

Impact of 100 bps increase	n/a		n/a		(714)
Impact of 200 bps increase	n/a		n/a		(1,374)

 n/a = not applicable

Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market). Commercial and residential reverse mortgage MSRs totaled $311 million and $323 million at September 30, 2009 and December 31, 2008 and are not included in the tables above.

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

Deposits

Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes student lending results and the net effect of its ALM activities. Deposits’ products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. These products provide a relatively stable source of funding and liquidity. The Corporation earns net interest spread revenues from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using a funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient fund fees, overdraft charges and ATM fees. In addition, Deposits includes the impact of migrating customers, and their related deposit balances, between GWIM and Deposits. Net interest income and service fees on such deposits are included subsequent to migration.

In order to better coordinate the consumer payments businesses, the Corporation consolidates consumer and small business card products into Global Card Services; therefore, debit card has moved from Deposits to Global Card Services.

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

Home Loans & Insurance

Home Loans & Insurance provides an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. Home Loans & Insurance also includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance. Net interest income and noninterest income on such loans are included subsequent to migration.

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management, treasury solutions and investment banking services to clients worldwide. Lending products and services include commercial loans and commitment facilities, real estate lending, leasing, trade finance, short-term credit facilities and asset-based lending and indirect consumer loans. Capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Investment banking services provide the Corporation’s commercial and corporate issuer clients with debt and equity underwriting and distribution capabilities as well as merger-related and other advisory services. Global Banking also includes the results for the economic hedging of the credit risk to certain exposures utilizing various risk mitigation tools. Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of Global Markets and Global Banking in servicing the Corporation’s clients with the best product capabilities, the Corporation allocates revenue and expenses to the two segments based on relative contribution.

Global Markets

Global Markets provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate issuer clients to provide debt and equity underwriting and distribution capabilities and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities and ABS. Product specialists within Global Markets work closely with Global Banking on the underwriting and distribution of debt and equity securities and certain other products. In order to reflect the efforts of Global Markets and Global Banking in servicing the Corporation’s clients with the best product capabilities, the Corporation allocates revenue and expenses to the two segments based on relative contribution.

Global Wealth & Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high net-worth individuals. GWIM also reflects the impact of migrating customers, and their related deposit and loan balances, between GWIM and Deposits and GWIM and Home Loans & Insurance. Net interest income and noninterest income on such deposits and loans are included subsequent to migration. In addition, GWIM includes the results of the Institutional Retirement, Philanthropy & Investment business, the Corporation’s approximately 48 percent economic ownership of BlackRock, and other miscellaneous items.

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

The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The results of the business segments will fluctuate based on the performance of corporate ALM activities. ALM activities are recorded in the business segments such as external product pricing decisions, including deposit pricing strategies, the effects of the Corporation’s internal funds transfer pricing process as well as the net effects of other ALM activities. In addition, certain residual impacts of the funds transfer pricing process are retained in All Other.

Certain expenses not directly attributable to a specific business segment are allocated to the segments based on pre-determined means. The most significant of these expenses include data and item processing costs and certain centralized or shared functions. Data processing costs are allocated to the segments based on equipment usage. Item processing costs are allocated to the segments based on the volume of items processed for each segment. The costs of certain centralized or shared functions are allocated based on methodologies which reflect utilization.

The following tables present total revenue, net of interest expense, on a FTE basis and net income for the three and nine months ended September 30, 2009 and 2008, and total assets at September 30, 2009 and 2008 for each business segment, as well as All Other.

Business Segments
Three Months Ended September 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Net interest income (4)	$11,753	$11,920	$1,740	$2,892	$4,995	$4,930
Noninterest income	14,612	7,979	1,926	1,833	2,332	2,823
Total revenue, net of interest expense	26,365	19,899	3,666	4,725	7,327	7,753

Provision for credit losses (5)	11,705	6,450	102	98	6,975	5,602
Amortization of intangibles	510	464	59	75	237	260
Other noninterest expense	15,796	11,196	2,277	2,023	1,731	2,145
Income (loss) before income taxes	(1,646)	1,789	1,228	2,529	(1,616)	(254)
Income tax expense (benefit) (4)	(645)	612	430	954	(580)	(87)
Net income (loss)	$(1,001)	$1,177	$798	$1,575	$(1,036)	$(167)
Period-end total assets	$2,251,043	$1,831,177	$442,274	$397,651	$223,980	$256,885

	Home Loans & Insurance		Global Banking		Global Markets
	2009	2008	2009	2008	2009	2008
Net interest income (4)	$1,309	$1,135	$2,784	$2,748	$1,462	$1,286
Noninterest income (loss)	2,102	2,339	1,886	1,536	4,365	(1,125)
Total revenue, net of interest expense	3,411	3,474	4,670	4,284	5,827	161

Provision for credit losses (5)	2,897	818	2,340	802	98	(24)
Amortization of intangibles	13	19	57	55	18	-
Other noninterest expense	3,028	2,722	2,201	1,794	2,310	1,120
Income (loss) before income taxes	(2,527)	(85)	72	1,633	3,401	(935)
Income tax expense (benefit) (4)	(895)	(31)	32	609	1,211	(347)
Net income (loss)	$(1,632)	$(54)	$40	$1,024	$2,190	$(588)
Period-end total assets	$234,842	$178,956	$381,041	$397,645	$588,641	$350,326

	GWIM (2)		All Other (2, 3)
	2009	2008	2009	2008
Net interest income (4)	$1,330	$1,271	$(1,867)	$(2,342)
Noninterest income (loss)	2,765	299	(764)	274
Total revenue, net of interest expense	4,095	1,570	(2,631)	(2,068)

Provision for credit losses (5)	515	150	(1,222)	(996)
Amortization of intangibles	126	55	-	-
Other noninterest expense	3,043	1,231	1,206	161
Income (loss) before income taxes	411	134	(2,615)	(1,233)
Income tax expense (benefit) (4)	140	54	(983)	(540)
Net income (loss)	$271	$80	$(1,632)	$(693)
Period-end total assets	$249,110	$180,499	$131,155	$69,215

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Provision for credit losses represents: For Global Card Services – Provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio and for All Other – Provision for credit losses combined with the Global Card Services securitization offset.

Business Segments
Nine Months Ended September 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)

(Dollars in millions)	2009	2008	2009	2008	2009	2008
Net interest income (4)	$36,514	$33,148	$5,382	$7,999	$15,312	$14,279
Noninterest income	59,017	24,848	5,178	5,183	6,869	8,923

Total revenue, net of interest expense	95,531	57,996	10,560	13,182	22,181	23,202

Provision for credit losses (5)	38,460	18,290	289	293	23,157	14,314
Amortization of intangibles	1,546	1,357	181	224	687	771
Other noninterest expense	48,782	29,225	7,137	6,342	5,337	6,209

Income (loss) before income taxes	6,743	9,124	2,953	6,323	(7,000)	1,908
Income tax expense (benefit) (4)	273	3,327	1,041	2,374	(2,473)	664

Net income (loss)	$6,470	$5,797	$1,912	$3,949	$(4,527)	$1,244

Period-end total assets	$2,251,043	$1,831,177	$442,274	$397,651	$223,980	$256,885

	Home Loans & Insurance		Global Banking		Global Markets

	2009	2008	2009	2008	2009	2008
Net interest income (4)	$3,691	$2,305	$8,378	$7,641	$4,870	$3,618
Noninterest income (loss)	9,410	3,753	9,722	5,096	12,366	(2,894)

Total revenue, net of interest expense	13,101	6,058	18,100	12,737	17,236	724

Provision for credit losses (5)	8,995	4,664	6,772	1,728	148	(63)
Amortization of intangibles	50	19	185	165	53	1
Other noninterest expense	8,469	4,192	6,946	5,340	7,909	2,801

Income (loss) before income taxes	(4,413)	(2,817)	4,197	5,504	9,126	(2,015)
Income tax expense (benefit) (4)	(1,563)	(1,042)	1,494	2,064	3,099	(752)

Net income (loss)	$(2,850)	$(1,775)	$2,703	$3,440	$6,027	$(1,263)

Period-end total assets	$234,842	$178,956	$381,041	$397,645	$588,641	$350,326

	GWIM (2)		All Other (2, 3)

	2009	2008	2009	2008
Net interest income (4)	$4,280	$3,449	$(5,399)	$(6,143)
Noninterest income	8,326	2,370	7,146	2,417
Total revenue, net of interest expense	12,606	5,819	1,747	(3,726)

Provision for credit losses (5)	1,007	512	(1,908)	(3,158)
Amortization of intangibles	390	175	-	2
Other noninterest expense	9,357	3,666	3,627	675
Income (loss) before income taxes	1,852	1,466	28	(1,245)
Income tax expense (benefit) (4)	650	553	(1,975)	(534)
Net income (loss)	$1,202	$913	$2,003	$(711)
Period-end total assets	$249,110	$180,499	$131,155	$69,215

(1)	There were no material intersegment revenues.
(2)	Total assets include asset allocations to match liabilities (i.e., deposits).
(3)	Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other.
(4)	FTE basis
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

Global Card Services – Reconciliation
	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$4,995	$(2,275)	$2,720	$4,930	$(2,207)	$2,723
Noninterest income:
Card income	2,183	(1,007)	1,176	2,289	507	2,796
All other income	149	(26)	123	534	(54)	480
Total noninterest income	2,332	(1,033)	1,299	2,823	453	3,276
Total revenue, net of interest expense	7,327	(3,308)	4,019	7,753	(1,754)	5,999
Provision for credit losses	6,975	(3,308)	3,667	5,602	(1,754)	3,848
Noninterest expense	1,968	-	1,968	2,405	-	2,405
Loss before income taxes	(1,616)	-	(1,616)	(254)	-	(254)
Income tax benefit (3)	(580)	-	(580)	(87)	-	(87)
Net loss	$(1,036)	$-	$(1,036)	$(167)	$-	$(167)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Managed Basis (1)	Securitization Impact (2)	Held Basis	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$15,312	$(7,024)	$8,288	$14,279	$(6,402)	$7,877
Noninterest income:
Card income	6,462	(1,355)	5,107	7,564	1,768	9,332
All other income	407	(94)	313	1,359	(179)	1,180
Total noninterest income	6,869	(1,449)	5,420	8,923	1,589	10,512
Total revenue, net of interest expense	22,181	(8,473)	13,708	23,202	(4,813)	18,389
Provision for credit losses	23,157	(8,473)	14,684	14,314	(4,813)	9,501
Noninterest expense	6,024	-	6,024	6,980	-	6,980
Income (loss) before income taxes	(7,000)	-	(7,000)	1,908	-	1,908
Income tax expense (benefit) (3)	(2,473)	-	(2,473)	664	-	664
Net income (loss)	$(4,527)	$-	$(4,527)	$1,244	$-	$1,244

(1)	Provision for credit losses represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	The securitization impact on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

All Other – Reconciliation
	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,867)	$2,275	$408	$(2,342)	$2,207	$(135)
Noninterest income:
Card income (loss)	(720)	1,007	287	538	(507)	31
Equity investment income (loss)	886	-	886	(327)	-	(327)
Gains (losses) on sales of debt securities	1,441	-	1,441	(3)	-	(3)
All other income (loss)	(2,371)	26	(2,345)	66	54	120
Total noninterest income (loss)	(764)	1,033	269	274	(453)	(179)
Total revenue, net of interest expense	(2,631)	3,308	677	(2,068)	1,754	(314)

Provision for credit losses	(1,222)	3,308	2,086	(996)	1,754	758
Merger and restructuring charges	594	-	594	247	-	247
All other noninterest expense	612	-	612	(86)	-	(86)
Loss before income taxes	(2,615)	-	(2,615)	(1,233)	-	(1,233)
Income tax benefit (3)	(983)	-	(983)	(540)	-	(540)
Net loss	$(1,632)	$-	$(1,632)	$(693)	$-	$(693)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(5,399)	$7,024	$1,625	$(6,143)	$6,402	$259
Noninterest income:
Card income (loss)	(464)	1,355	891	1,797	(1,768)	29
Equity investment income	8,191	-	8,191	651	-	651
Gains on sales of debt securities	3,584	-	3,584	349	-	349
All other income (loss)	(4,165)	94	(4,071)	(380)	179	(201)

Total noninterest income	7,146	1,449	8,595	2,417	(1,589)	828

Total revenue, net of interest expense	1,747	8,473	10,220	(3,726)	4,813	1,087

Provision for credit losses	(1,908)	8,473	6,565	(3,158)	4,813	1,655
Merger and restructuring charges	2,188	-	2,188	629	-	629
All other noninterest expense	1,439	-	1,439	48	-	48
Income (loss) before income taxes	28	-	28	(1,245)	-	(1,245)
Income tax benefit (3)	(1,975)	-	(1,975)	(534)	-	(534)
Net income (loss)	$2,003	$-	$2,003	$(711)	$-	$(711)

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the Global Card Services securitization offset.

(2)	The securitization offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008

Segments’ total revenue, net of interest expense (1)	$28,996	$21,967	$93,784	$61,722

Adjustments:

ALM activities	(777)	743	326	1,251

Equity investment income (loss)	886	(327)	8,191	651

Liquidating businesses	343	54	953	221

FTE basis adjustment	(330)	(278)	(964)	(894)

Managed securitization impact to total revenue, net of interest expense	(3,308)	(1,754)	(8,473)	(4,813)

Other	225	(784)	750	(1,036)

Consolidated revenue, net of interest expense	$26,035	$19,621	$94,567	$57,102

Segments’ net income	$631	$1,870	$4,467	$6,508

Adjustments, net of taxes:

ALM activities	(1,946)	(306)	(4,465)	(465)

Equity investment income (loss)	558	(206)	5,160	410

Liquidating businesses	128	37	337	90

Merger and restructuring charges	(375)	(183)	(1,379)	(424)

Other	3	(35)	2,350	(322)

Consolidated net income (loss)	$(1,001)	$1,177	$6,470	$5,797

(1)	FTE basis

NOTE 20 – Performance by Geographical Area

Since the Corporation’s operations are highly integrated, certain income, expense, asset and liability amounts must be allocated to arrive at total revenue, net of interest expense, income before income taxes, net income and total assets by geographic area. The Corporation identifies its geographic performance based upon the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that it can be appropriately matched with the related expense or capital deployed in the region.

		Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	Year	Total Revenue, Net of Interest Expense (1)	Income (Loss) Before Income Taxes	Net Income (Loss)	Total Revenue, Net of Interest Expense (1)	Income (Loss) Before Income Taxes	Net Income (Loss)
Domestic (2)	2009	$22,638	$(3,050)	$(1,769)	$76,224	$(4,805)	$(377)
	2008	18,166	1,282	1,028	52,892	7,236	5,163

Asia (3)	2009	464	(161)	(101)	9,989	8,017	5,050
	2008	272	73	46	1,020	503	318

Europe, Middle East and Africa	2009	2,540	1,010	727	7,208	1,983	1,428
	2008	1,079	61	44	2,701	79	59

Latin America and the Caribbean	2009	393	225	142	1,146	584	369
	2008	104	95	59	489	412	257

Total Foreign	2009	3,397	1,074	768	18,343	10,584	6,847
	2008	1,455	229	149	4,210	994	634

Total Consolidated	2009	$26,035	$(1,976)	$(1,001)	$94,567	$5,779	$6,470
	2008	19,621	1,511	1,177	57,102	8,230	5,797

(1)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(2)

Includes the Corporation’s Canadian operations which had total revenue, net of interest expense of $374 million and $1.1 billion; income before income taxes of $131 million and $326 million; and net income of $85 million and $241 million for the three and nine months ended September 30, 2009, respectively. Includes the Corporation’s Canadian operations which had total revenue, net of interest expense of $317 million and $884 million; income before income taxes of $140 million and $394 million; and net income of $96 million and $285 million for the three and nine months ended September 30, 2008, respectively.

(3)	The nine months ended September 30, 2009 includes pre-tax gains of $7.3 billion ($4.7 billion net-of-tax) on the sale of common shares of the Corporation’s initial investment in CCB.

	Total Assets (1)
(Dollars in millions)	September 30, 2009	December 31, 2008

Domestic (2)	$1,897,405	$1,678,853

Asia	89,483	50,567

Europe, Middle East and Africa	239,926	78,790

Latin America and the Caribbean	24,229	9,733

Total Foreign	353,638	139,090

Total Consolidated	$2,251,043	$1,817,943

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	Includes the Corporation’s Canadian operations which had total assets of $24.6 billion and $13.5 billion at September 30, 2009 and December 31, 2008.

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 210.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q and the documents into which it may be incorporated by reference may contain, and from time to time our management may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of Bank of America Corporation and its subsidiaries (the Corporation) regarding the Corporation’s integration of the Merrill Lynch and Countrywide acquisitions and related cost savings, future results and revenues, credit losses, credit reserves and charge-offs, delinquency trends, nonperforming assets levels, level of preferred dividends, service charges, the closing of the sale of Columbia Management and First Republic Bank, competitive position, the consolidation of certain VIEs and QSPEs and the related financial statement and regulatory impact and other matters relating to the Corporation and the securities that we may offer from time to time. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, under Item 1A. “Risk Factors” of the Corporation’s 2008 Annual Report on Form 10-K and in any of the Corporation’s other subsequent SEC filings: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the Corporation’s modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices which may affect, among other things, our liquidity and the value of our assets and liabilities and, in turn, our trading and investment portfolios; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; the Corporation’s credit ratings and the credit ratings of our securitizations, which are important to the Corporation’s liquidity, borrowing costs and trading revenues; estimates of fair value of certain of the Corporation’s assets and liabilities, which could change in value significantly from period to period; legislative and regulatory actions in the United States (including the CARD Act of 2009 and related regulations) and internationally which may increase the Corporation’s costs and adversely affect the Corporation’s businesses and economic conditions as a whole; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including SFAS 166 and 167) and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the Corporation’s ability to attract new employees and retain and motivate existing employees; mergers and acquisitions and their integration into the Corporation, including its ability to realize the benefits and costs savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch acquisition; the Corporation’s reputation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

The Corporation, headquartered in Charlotte, North Carolina, operates in all 50 states, the District of Columbia and more than 40 foreign countries. As of September 30, 2009, the Corporation provided a diversified range of banking and nonbanking financial services and products domestically and internationally through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Banking, Global Markets and Global Wealth & Investment Management (GWIM).

At September 30, 2009, the Corporation had $2.3 trillion in assets and approximately 282,000 full-time equivalent employees. Notes to the Consolidated Financial Statements referred to in the MD&A are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation.

2009 Environment

The economic recession accelerated in late 2008 and continued to deepen into the first half of 2009 but has shown some signs of stabilization and possible improvement toward the end of the third quarter. Consumers experienced high levels of stress from higher unemployment and underemployment as well as further declines in home prices. These factors led to lower consumer spending, negatively impacting growth in the consumer loan portfolio including credit card and real estate. Consumer net charge-offs in our credit card and real estate portfolios increased reflecting deterioration in the economy and housing markets particularly in geographic areas that have experienced the most significant declines in home prices. The commercial portfolio declined as a result of these factors combined with further reductions in spending by businesses and the resurgence of capital markets which allowed corporate clients to issue bonds and equity to replace loans as a source of funding. Higher commercial net charge-offs were driven by commercial real estate, reflecting deterioration across various property types, and the commercial domestic portfolio, reflecting broad-based deterioration in terms of borrowers and industries. In addition to increased net charge-offs, nonperforming assets and commercial criticized utilized exposures were higher which contributed to increased reserves across most portfolios during the nine months ended September 30, 2009. For more information on credit quality, see the Credit Risk Management discussion beginning on page 159.

Capital market conditions showed some signs of improvement during the first nine months of 2009 and Global Markets took advantage of the favorable trading environment. However, during the second and third quarters of 2009 our results were adversely impacted by credit spread adjustments on certain Merrill Lynch structured notes and the Corporation’s derivative liabilities as our credit spreads improved. Market dislocations that occurred throughout 2008 continued to impact our results in the first nine months of 2009 but to a lesser extent as we experienced reduced market disruption charges on legacy Bank of America positions compared to the same period in the prior year. We have also reduced certain asset levels in Global Markets for balance sheet efficiencies. For more information on Global Markets’ results and its related exposures, see the discussion beginning on page 128 and for more information on the impact of the Merrill Lynch structured notes see the All Other discussion beginning on page 139.

In addition, our assets under management (AUM) were adversely impacted by the market downturn in the fourth quarter of 2008 and first quarter of 2009 which drove lower fees and brokerage commissions. The market downturn showed some signs of improvement in the second and third quarters of 2009. In addition we continued to provide support to certain cash funds during the first nine months of 2009 although to a lesser extent than in the prior year. As of September 30, 2009, all capital commitments to these cash funds have been terminated. For more information on GWIM’s results and related cash funds support see the discussion beginning on page 133.

The above conditions, together with continued weakness in the overall economy and recent and proposed regulatory changes, will continue to affect many of the markets in which we do business and may adversely impact our results for the remainder of 2009 and into 2010. However, we do not expect the impacts to be as significant as those experienced in the first nine months of 2009. The degree of the impact is dependent upon the timing of the economic recovery.

Regulatory Initiatives

On October 22, 2009, the House Financial Services Committee proposed the Consumer Financial Protection Agency Act of 2009 (CFPA Act of 2009) that would establish the Consumer Financial Protection Agency (CFPA) as an independent executive agency to regulate the provisions under the CFPA Act of 2009 and certain other consumer protection acts. In addition, this CFPA Act of 2009 would require the CFPA to seek to promote transparency, simplicity, fairness, accountability, and access in the market for consumer financial products or services and authorizes the agency to take administrative actions to enforce the provisions in the acts noted above.

In 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system by allowing the FDIC to guarantee senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits, issued by participating entities beginning on October 14, 2008, and continuing through October 31, 2009. The Corporation participated in this program, however, as announced in September 2009, due to improved market liquidity and the Corporation’s ability to issue debt without the FDIC guarantee, the Corporation, with the FDIC’s agreement, has exited the program. The TLGP also offered the Transaction Account Guarantee Program (TAGP) that provides guarantees on noninterest-bearing deposit accounts held at participating FDIC-insured institutions on balances in excess of $250,000. The Corporation is expected to opt out of the six-month extension of the TAGP which extends the program to June 30, 2010 and expects to exit the TAGP effective December 31, 2009. For further discussion on our liquidity and capital, see Liquidity Risk and Capital Management beginning on page 150.

On September 29, 2009, the FDIC issued a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the Corporation on September 30, 2009 had been in effect for the entire third quarter of 2009. The prepaid assessment rates for 2011 and 2012 would be equal to the Corporation’s modified third quarter 2009 total base assessment rate plus three basis points (bps). Each institution’s prepaid assessment base would be calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. In addition, the prepayment will be paid by each of the Corporation’s banking subsidiaries and not by the parent company. As the prepayment is related to future periods it would be recorded as a prepaid asset and recognized as expense over the coverage period. The FDIC expects to issue a final ruling on the NPR during the fourth quarter of 2009.

On September 15, 2009, joint regulatory agencies (e.g., the OCC, Federal Reserve and FDIC) issued an NPR regarding risk-based capital and the impact of adoption of SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 166), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), on consolidation of VIEs. The proposed rule considers eliminating the exclusion of certain asset-backed commercial paper (ABCP) program assets from risk-weighted assets and provides a reservation of authority to permit the agencies to require banks to treat structures that are not consolidated under the accounting standards as if they were consolidated for risk-based capital purposes, commensurate with the risk relationship of the bank to the structure. The Corporation is currently evaluating the potential impact of adopting SFAS 166 and SFAS 167 and this NPR on our risk-based capital levels and ratios. The joint regulatory agencies expect to issue a final ruling on this NPR during the first quarter of 2010.

Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury announced the creation of the Financial Stability Plan. This plan outlined a series of key initiatives including a new Capital Assistance Program (CAP) to help ensure that banking institutions have sufficient capital. As part of the CAP, we, as well as several other large financial institutions, are subject to the Supervisory Capital Assessment Program (SCAP) conducted by federal regulators. The objective of the SCAP is to assess losses that could occur under certain economic scenarios, including economic conditions more severe than we currently anticipate. As a result of the SCAP, in May 2009, federal regulators determined that the Corporation required an additional $33.9 billion of Tier 1 common capital to sustain the most severe economic circumstances assuming a more prolonged and deeper recession over the next two years than the majority of both private and government economists currently project. We achieved the increased capital requirement during the first half of 2009 through strategic transactions that increased common capital, including the expected reductions in preferred dividends and related reduction in deferred tax asset disallowances, approximately $39.7 billion which significantly exceeded the SCAP buffer. This Tier 1 common capital increase resulted from the exchange of approximately $14.8 billion aggregate liquidation preference of non-government preferred shares into approximately 1.0 billion common shares, an at-the-market offering of 1.25 billion common shares for $13.5 billion, a $4.4 billion benefit (inclusive of associated tax effects) related to the sale of shares of China Construction Bank (CCB), a $3.2 billion benefit (net-of-tax and including an approximate $800 million reduction in goodwill and intangibles) related to the gain from the contribution of our merchant processing business to a joint venture, $1.6 billion due to reduced actual and forecasted preferred dividends throughout 2009 and 2010 related to the exchange of the preferred for common shares and a $2.2 billion reduction in the deferred tax asset disallowance for Tier 1 common capital from the preceding items.

On May 22, 2009, the FDIC adopted a rule designed to replenish the deposit insurance fund. This rule establishes a special assessment of five bps on each FDIC-insured depository institution’s assets minus its Tier 1 capital with a maximum assessment not to exceed 10 bps of an institution’s domestic deposits. This special assessment was calculated based on asset levels at June 30, 2009, and was collected on September 30, 2009. The Corporation recorded a charge of $760 million in the second quarter of 2009 in connection with this assessment. Additionally, beginning April 1, 2009, the FDIC increased fees on deposits based on a revised risk-weighted methodology which increased the base assessment rates.

Additionally, on May 22, 2009, the President signed into law the Credit Card Accountability Responsibility and Disclosure (CARD) Act of 2009. The majority of the CARD Act provisions will become effective in February 2010. The CARD Act of 2009 calls for many changes to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. Under the CARD Act of 2009, banks must give customers 45 days notice prior to a change in terms on their account and the grace period for credit card payments will be extended from 14 days to 21 days. The CARD Act of 2009 will also require banks to review any accounts that were repriced since January 1, 2009 for a possible rate reduction. As announced in October 2009, the Corporation will not increase interest rates on consumer credit accounts in response to provisions in the CARD Act prior to the effective date of the CARD Act unless the customer’s account falls past due or is based on a variable interest rate. The Federal Reserve is in the process of publishing rules that clarify and implement a number of the provisions in this legislation. In addition, in the fourth quarter of 2009, the Federal Reserve is expected to issue the final Electronic Funds Transfer Act (i.e., Regulation E) which could negatively impact future net revenue growth related to deposits. We continue to review the potential impact these initiatives may have on the Corporation’s consolidated financial results.

On March 16, 2009, the U.S. Treasury announced that it will provide $15 billion to help increase small business owners’ access to credit. As part of this lending initiative, the U.S. Treasury intends to begin making direct purchases of certain securities backed by Small Business Administration (SBA) loans to improve liquidity in the credit markets and it will stand ready to purchase new securities to ensure that financial institutions feel confident in extending new loans to local businesses. The program will also temporarily raise guarantees to up to 90 percent in the SBA’s loan program and temporarily eliminate certain SBA loan fees. The Corporation continues to lend to credit-worthy small business customers through small business credit cards, loans and line of credit products.

On March 4, 2009, the U.S. Treasury provided details related to the $75 billion Making Home Affordable program (MHA). The MHA is focused on reducing the number of foreclosures and making it easier for customers to refinance loans. The MHA consists of two separate programs, the Home Affordable Modification program which provides guidelines on loan modifications, and the Home Affordable Refinance program which provides guidelines for loan refinancing. The Home Affordable Modification program is designed to help up to three to four million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program will provide incentives to lenders to modify all eligible loans that fall under the guidelines of this program. The Home Affordable Refinance program is available to approximately four to five million homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. The MHA will help eligible homeowners refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable-rate mortgages into more stable fixed-rate mortgages. We will continue to help our customers address financial challenges through these government programs and the continuation of our own home retention programs as discussed in more detail in Recent Events below.

These regulatory initiatives, among others, present certain risks in managing the results of our businesses. Many of the industry changes, such as the CARD Act of 2009 and potential regulatory reform legislation discussed above, could require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our business operations. Recent and proposed regulatory changes, such as the NPR issued by joint regulatory agencies regarding the adoption of SFAS 166 and SFAS 167, TARP and other changes (including exceptional TARP assistance repayment guidelines) may impact our results and financial condition. In response to these risk factors, the Corporation has taken numerous actions to address these risks, including realigning certain committees of the Board of Directors (the Board). For more information regarding these committees see the Managing Risk discussion on page 149. For more information on risk factors please refer to Part II-Item 1A. Risk Factors beginning on page 216.

For additional information related to these regulatory initiatives and other programs, please refer to the detailed discussion provided in Regulatory Initiatives beginning on page 3 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Recent Events

On October 28, 2009, the Board declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on December 24, 2009 to common stockholders of record on December 4, 2009. On July 21, 2009, the Board declared a regular quarterly cash dividend on common stock of $0.01 per share, which was paid on September 25, 2009 to common stockholders of record on September 4, 2009. In addition, in October 2009 the Board declared aggregate dividends on preferred stock of $1.0 billion including $713 million in dividend payments to the U.S. government on the preferred stock issued pursuant to the TARP. In the third quarter of 2009, we recorded aggregate dividends on preferred stock of $1.1 billion including $713 million to the U.S. government. For further discussion on our liquidity and capital, see Liquidity Risk and Capital Management beginning on page 150.

On October 21, 2009, the Corporation reached an agreement to sell First Republic Bank (First Republic) to a number of investors, led by First Republic’s existing management, Colony Capital, LLC and General Atlantic, LLC. First Republic, acquired on January 1, 2009 as part of the Merrill Lynch acquisition, provides personalized relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. First Republic is a standalone bank that operates primarily on the west coast and in the northeast and caters to high-end customers. As of September 30, 2009, First Republic had approximately $19.0 billion in total assets, $16.0 billion in deposits, and $15.0 billion in AUM. The transaction is expected to close in the second quarter of 2010 subject to regulatory approval.

On September 30, 2009, the Corporation reached an agreement to sell the long-term asset management business of Columbia Management (Columbia) to Ameriprise Financial, Inc., for consideration of approximately $900 million to $1.2 billion subject to certain adjustments including, among other factors, customer retention by the buyer. The sale includes the management of Columbia’s equity and fixed-income mutual funds and separate accounts. The transaction is expected to close in the second quarter of 2010 and is subject to regulatory approvals and customary closing conditions, including fund board, fund shareholder and other required client approvals.

On September 21, 2009, the Corporation reached an agreement to terminate its term sheet with the U.S. government under which the U.S. government agreed in principle to provide protection against the possibility of unusually large losses on a pool of the Corporation’s financial instruments that were acquired from Merrill Lynch. In connection with the termination of the term sheet, the Corporation paid a total of $425 million in the third quarter to the U.S. government to be allocated among the U.S. Treasury, the Federal Reserve and the FDIC.

To help homeowners avoid foreclosure, we have provided rate relief or agreed to modifications with approximately 215,000 customers during the first nine months of 2009. In addition, through November 1, 2009 over 125,000 Bank of America customers are already in a trial period modification under the MHA program.

In addition to being committed to the loan modification programs, we extended approximately $183.7 billion of credit during the third quarter which was comprised of $95.7 billion in mortgages, $65.5 billion in commercial non-real estate, $8.3 billion in commercial real estate, $4.5 billion in domestic retail and small business credit card, $2.7 billion in home equity products; and approximately $7.0 billion in other consumer credit products. Commercial credit extensions of $73.8 billion included commercial renewals of $50.9 billion.

Recent Accounting Developments

On June 12, 2009, the FASB issued two new accounting standards: SFAS 166 and SFAS 167, which will amend FASB ASC 860-10, “Transfers and Servicing,” and FASB ASC 810-10, “Consolidation of Variable Interest Entities.” These statements are effective on January 1, 2010. As described more fully in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements, SFAS 166 revises existing sale accounting criteria for transfers of financial assets and SFAS 167 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. The adoption of SFAS 166 and 167 on January 1, 2010 will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet. For more information, see Estimated Impact of Adopting SFAS 166 and 167 beginning on page 155.

Performance Overview

Net income (loss) was $(1.0) billion, or $(0.26) per diluted common share after preferred dividends for the three months ended September 30, 2009, compared to $1.2 billion, or $0.15 per diluted common share, for the same period in 2008. Net income was $6.5 billion, or $0.39 per diluted common share for the nine months ended September 30, 2009, compared to $5.8 billion, or $1.09 per diluted common share, for same period in 2008.

Table 1
Business Segment Total Revenue and Net Income
	Three Months Ended September 30				Nine Months Ended September 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Deposits	$3,666	$4,725	$798	$1,575	$10,560	$13,182	$1,912	$3,949
Global Card Services (2)	7,327	7,753	(1,036)	(167)	22,181	23,202	(4,527)	1,244
Home Loans & Insurance	3,411	3,474	(1,632)	(54)	13,101	6,058	(2,850)	(1,775)
Global Banking	4,670	4,284	40	1,024	18,100	12,737	2,703	3,440
Global Markets	5,827	161	2,190	(588)	17,236	724	6,027	(1,263)
Global Wealth & Investment Management	4,095	1,570	271	80	12,606	5,819	1,202	913
All Other (2)	(2,631)	(2,068)	(1,632)	(693)	1,747	(3,726)	2,003	(711)
Total FTE basis	26,365	19,899	(1,001)	1,177	95,531	57,996	6,470	5,797
FTE adjustment	(330)	(278)	-	-	(964)	(894)	-	-
Total Consolidated	$26,035	$19,621	$(1,001)	$1,177	$94,567	$57,102	$6,470	$5,797

(1)	Total revenue is net of interest expense and is on a FTE basis for the business segments and All Other. For more information on a FTE basis, see Supplemental Financial Data beginning on page 107.
(2)

Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other. For more information on managed basis please see Note 19 – Business Segment Information to the Consolidated Financial Statements.

The table above presents total revenue and net income for the business segments; the following discussion presents a summary of the related results. For more information on these results, see Business Segment Operations beginning on page 114.

•

Deposits’ net income decreased due to lower revenue and higher noninterest expense. Total revenue declined due to a lower residual net interest income allocation from asset and liability management (ALM) activities and spread compression due to declining interest rates. This decrease was partially offset by the transfer of certain client deposits from GWIM and increases in average deposits due to strong organic growth partially offset by an expected decline in higher-yielding Countrywide accounts. In addition, noninterest income increased due to higher service charges resulting from revenue initiatives and account growth. Noninterest expense increased driven by higher FDIC expenses.

In addition to the drivers discussed above, during the nine months ended September 30, 2009, Deposits’ results, compared to the same period in 2008, were also impacted by the Countrywide acquisition and higher noninterest expense related to the FDIC special assessment in the second quarter of 2009. For more information on Deposits, see page 115.

•

Global Card Services recorded a net loss due to higher credit costs and lower managed net revenue partially offset by decreased noninterest expense. Provision for credit losses increased as economic conditions led to higher losses, including an increased level of bankruptcies. Also contributing to the provision were reserve additions related to maturing securitizations. Managed net revenue declined primarily from a decrease in noninterest income due to the absence of the gain on the sale of a card portfolio and lower fee income partially offset by a negative valuation adjustment on the interest-only strip recorded in the same period in the prior year. The increase in the provision for credit losses and the decrease in managed net revenue were partially offset by a decrease in noninterest expense due to lower operating and marketing costs.

In addition to the drivers discussed above, during the nine months ended September 30, 2009, Global Card Services’ results, compared to the same period in 2008, were unfavorably impacted by the absence of Global Card Services’ share of the Visa-related gain recorded in the first quarter of 2008. For more information on Global Card Services, see page 117.

•

Home Loans & Insurance’s net loss increased driven by higher credit costs related to the home equity portfolio and increased noninterest expense as a result of higher production volume and higher delinquencies. Net revenue remained relatively flat as an increase in net interest income was offset by a decrease in noninterest income due to lower mortgage banking income as a result of unfavorable MSR performance, net of hedges, partially offset by higher production income. The increase in provision expense was driven by economic weakness and falling home prices. In addition, reserves were increased in the Countrywide purchased impaired portfolio reflecting further deterioration in this portfolio. Noninterest expense rose mostly due to increased compensation and other expenses related to higher production volume and increased delinquencies.

In addition to the credit drivers discussed above, during the nine months ended September 30, 2009, Home Loans & Insurance’s results, compared to the same period in 2008, were impacted by the Countrywide acquisition. In addition, mortgage banking income increased as lower interest rates drove an increase in mortgage activity. For more information on Home Loans & Insurance, see page 120.

•

Global Banking’s net revenue rose primarily driven by increased investment banking income and higher service charges due in part to the Merrill Lynch acquisition. Net income decreased as higher credit costs and noninterest expense outpaced the growth in revenue mentioned above. Provision for credit losses increased mainly in the commercial real estate and commercial – domestic portfolios reflecting deterioration across a broad range of industries and property types. Noninterest expense increased due to the Merrill Lynch acquisition and increased FDIC expense.

In addition to the drivers discussed above, during the nine months ended September 30, 2009, Global Banking’s results, compared to the same period in 2008, were favorably impacted by the gain recorded on the contribution of the merchant processing business to a joint venture but were partially offset by the FDIC special assessment during the second quarter of 2009 and the absence of Global Banking’s share of the Visa-related gain recorded in the first quarter of 2008. For more information on Global Banking, see page 124.

•

Global Markets’ net revenue and net income increased primarily due to favorable core trading results driven by the Merrill Lynch acquisition and reduced market disruption charges (e.g., CDO-related losses), partially offset by a negative valuation adjustment on derivative liabilities due to the Corporation’s credit spreads improving. The increase in noninterest expense was largely attributable to the Merrill Lynch acquisition partially offset by a change in compensation that delivers a greater portion of incentive pay over time.

During the nine months ended September 30, 2009, Global Markets’ results, compared to the same period in 2008, were driven by the same factors as noted above. For more information on Global Markets, see page 128.

•

GWIM’s net revenue was higher due to the addition of Merrill Lynch and a decline in support provided to certain cash funds. The increase in revenue was partially offset by higher provision for credit losses primarily driven by a single large commercial charge-off and reserve additions in the consumer real estate and commercial portfolios reflecting the weak economy.

In addition to the drivers discussed above, during the nine months ended September 30, 2009, GWIM’s’ results, compared to the same period in 2008, were unfavorably driven by higher noninterest expense due to the FDIC special assessment recorded during the second quarter of 2009. For more information on GWIM, see page 133.

•

All Other’s net loss increased as higher gains on the sale of debt securities and higher equity investment income were more than offset by the negative credit valuation adjustment on certain Merrill Lynch structured notes and other-than-temporary impairment charges related to non-agency collateralized mortgage obligations (CMOs). The provision for credit losses was adversely impacted by further credit deterioration in our residential mortgage portfolio and reserve additions on the Countrywide discontinued real estate purchased impaired portfolio. Noninterest expense increased due in part to merger and restructuring charges related to the Merrill Lynch acquisition and a charge to pay the U.S. government to terminate its asset guarantee term sheet.

In addition to the drivers discussed above, during the nine months ended September 30, 2009, All Other’s results, compared to the same period in 2008, were favorably impacted by gains on sales of CCB shares. For more information on All Other, see page 139.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis decreased $167 million to $11.8 billion and increased $3.4 billion to $36.5 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The decrease for the three-month period was driven by a reduction in AFS debt securities due to the earlier deleveraging of the portfolio, lower loan levels and the adverse impact of nonperforming loans. These items were partially offset by the improved interest rate environment and contribution from market-based net interest income related to our Global Markets’ business which benefited from the Merrill Lynch acquisition and the steepening of the yield curve. The results for the nine-month period were driven by the same factors as noted above, however, those items were more than offset by the impact of the Countrywide acquisition. The net interest yield on a FTE basis decreased 32 bps to 2.61 percent and 21 bps to 2.65 percent for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to the addition of lower-yielding assets from the Merrill Lynch acquisition, reduced loan levels and the earlier deleveraging of the ALM portfolio partially offset by the favorable rate environment. In addition, the nine-month period was also driven by the addition of lower-yielding assets from the Countrywide acquisition.

Noninterest Income

Table 2
Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Card income	$1,557	$3,122	$6,571	$10,212
Service charges	3,020	2,722	8,282	7,757
Investment and brokerage services	2,948	1,238	8,905	3,900
Investment banking income	1,254	474	3,955	1,645
Equity investment income (loss)	843	(316)	7,988	1,330
Trading account profits (losses)	3,395	(384)	10,760	(1,810)
Mortgage banking income	1,298	1,674	7,139	2,564
Insurance income	707	678	2,057	1,092
Gains on sales of debt securities	1,554	10	3,684	362
Other income (loss)	(1,167)	(317)	1,870	(206)
Net impairment losses recognized in earnings on AFS debt securities	(797)	(922)	(2,194)	(1,998)
Total noninterest income	$14,612	$7,979	$59,017	$24,848

Noninterest income increased $6.6 billion to $14.6 billion and $34.2 billion to $59.0 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

•

Card income on a held basis decreased $1.6 billion and $3.6 billion primarily due to the negative impact of higher credit losses on securitized credit card loans and lower fee income, which was driven by changes in consumer retail purchase and payment behavior in the current economic environment. In addition, card income was lower due to reduced interchange income related to the contribution of our merchant processing business to a joint venture in the second quarter of 2009. These items were partially offset by lower securitized borrowing costs and the prior year’s negative valuation adjustment on the interest-only strip.

•	Service charges grew $298 million and $525 million due primarily to the acquisition of Merrill Lynch and revenue initiatives.

•

Investment and brokerage services increased $1.7 billion and $5.0 billion primarily due to the acquisition of Merrill Lynch partially offset by the impact of lower valuations in the equity markets driven by the market downturn in the fourth quarter of 2008 which improved to some extent in 2009, and net cash outflows in the cash funds.

•

Investment banking income increased $780 million and $2.3 billion due to higher debt, equity and advisory fees reflecting the increased size of the investment banking platform from the Merrill Lynch acquisition.

•

Equity investment income increased $1.2 billion for the three months ended September 30, 2009 due to positive valuation adjustments on public and private investments within Global Principal Investments and the absence of other-than-temporary impairment charges related to AFS marketable equity securities that were recorded in the prior year. Additionally, equity investment income increased $6.7 billion for the nine months ended September 30, 2009 driven by sales of portions of our CCB investment for pre-tax gains of $7.3 billion during the first half of the year. The nine month results were partially offset by the absence of the Visa-related gain recorded during the prior year.

•

Trading account profits increased $3.8 billion and $12.6 billion primarily driven by favorable core trading results due to the Merrill Lynch acquisition and reduced market disruption charges (e.g., CDO-related losses). In addition, the three and nine months ended September 30, 2009 were negatively impacted by valuation adjustments on derivative liabilities of $714 million and $631 million due to the improvement of the Corporation’s credit spreads. For more information, refer to the Global Markets discussion beginning on page 128.

•

Mortgage banking income decreased $376 million for the three months ended September 30, 2009 compared to the same period in the prior year due to lower servicing revenues of $677 million driven by unfavorable MSR performance net of hedges partially offset by increased production revenue of $301 million driven by the lower interest rate environment. Mortgage banking income increased $4.6 billion for the nine months ending September 30, 2009 when compared to the same period in 2008, due to higher servicing income of $1.7 billion and higher production income of $2.9 billion primarily as a result of the Countrywide acquisition.

•

Insurance income remained relatively flat for the three months ended September 30, 2009 and increased $965 million for the nine months ended September 30, 2009. The nine month increase was due to the acquisition of Countrywide’s property and casualty businesses.

•

Gains on sales of debt securities increased $1.5 billion and $3.3 billion due to the favorable interest rate environment and improved credit spreads. Gains were primarily driven by sales of agency mortgage-backed securities and agency CMOs.

•

Other income (loss) decreased $850 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to the negative fair value credit adjustment on the Merrill Lynch structured notes of $1.8 billion. In addition, other income (loss) for the three months ended September 30, 2009 decreased due to the absence of gains that were recorded during the third quarter of 2008 of $283 million from the sale of a card portfolio and $224 million from the sale of our prime brokerage business as well as increased writedowns on CMBS for the three months ended September 30, 2009. These amounts were partially offset by the beneficial impact of the Merrill Lynch acquisition, a decrease in cash funds support of $498 million and lower losses associated with ARS and leveraged loan exposures. In addition to the factors impacting the three-month discussion above, other income increased $2.1 billion for the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to the $3.8 billion gain that was recorded upon the contribution of our merchant processing business to a joint venture.

•

Net impairment losses recognized in earnings on AFS debt securities decreased $125 million for the three months ended September 30, 2009 compared to the same period in the prior year due to lower charges recorded on CDOs and purchased securities from liquidated CDOs that are classified as AFS debt securities which were partially offset by increased charges on non-agency CMOs. Net impairment losses recognized in earnings on AFS debt securities increased $196 million for the nine months ended September 30, 2009 compared to the same period in the prior year as the increased impairment charges on non-agency CMOs more than offset the lower CDO related impairment charges.

Provision for Credit Losses

The provision for credit losses increased $5.3 billion to $11.7 billion and $20.2 billion to $38.5 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Deterioration in the economy and housing markets drove higher credit costs in both the consumer and commercial portfolios. For further discussion, see Provision for Credit Losses beginning on page 192.

Noninterest Expense

Table 3
Noninterest Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Personnel	$7,613	$5,198	$24,171	$14,344
Occupancy	1,220	926	3,567	2,623
Equipment	617	440	1,855	1,208
Marketing	470	605	1,490	1,813
Professional fees	562	424	1,511	1,071
Amortization of intangibles	510	464	1,546	1,357
Data processing	592	755	1,861	1,905
Telecommunications	361	288	1,033	814
Other general operating	3,767	2,313	11,106	4,818
Merger and restructuring charges	594	247	2,188	629
Total noninterest expense	$16,306	$11,660	$50,328	$30,582

Noninterest expense increased $4.6 billion to $16.3 billion and $19.8 billion to $50.3 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Personnel costs increased $2.4 billion and $9.8 billion, and other general operating expenses rose $1.5 billion and $6.3 billion, driven in large part by the Merrill Lynch acquisition. The increase in personnel costs was partially offset by a change in compensation that delivers a greater portion of incentive pay over time which reduced personnel expenses by $706 million during the three months ended September 30, 2009. Additionally, other general operating expense increased due to a $402 million pre-tax charge to pay the U.S. government to terminate its asset guarantee term sheet and increased FDIC expenses. In addition to the factors noted above, the nine month comparison was impacted by increased expenses associated with the acquisition of Countrywide and the special FDIC assessment of $760 million that was incurred during the second quarter of 2009. Further, personnel expense for the nine months ended September 30, 2008 benefited from a reduction in performance-based incentive compensation due to changes enacted in the second quarter of 2008.

Income Tax Expense

Income tax (benefit) was $(975) million for the three months ended September 30, 2009 compared to income tax expense of $334 million for the same period in 2008 and resulted in an effective tax rate of 49.3 percent compared to 22.1 percent in the prior year. The effective tax rate for the quarter reflects the normal tax benefit of the pre-tax loss, as well as the impact of a shift in the geographic mix of our income. Income tax (benefit) was $(691) million for the nine months ended September 30, 2009 compared to income tax expense of $2.4 billion for the same period in 2008 and resulted in an effective tax rate of (12.0) percent compared to 29.6 percent in the prior year. The decrease in the year-to-date effective tax rate from the prior year was due to permanent tax preferences (e.g., tax-exempt income and tax credits) and the release of part of a valuation allowance provided for acquired capital loss carry-forward tax benefits, together offsetting a higher percentage of pre-tax earnings than was offset in the prior year, as well as a shift in the geographic mix of our earnings driven by the addition of Merrill Lynch. Absent any one-time items, the effective tax rate is expected to normalize towards statutory for the fourth quarter. The effective tax rate for the fourth quarter may be positively impacted by one-time items, including tax benefits from the recognition of additional tax capital losses and possible settlements with various taxing authorities.

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

Assets

At September 30, 2009, total assets were $2.3 trillion, an increase of $433.1 billion from December 31, 2008. The increase was attributable to the acquisition of Merrill Lynch which impacted most major line items. In addition, cash and cash equivalents increased due to our strengthened liquidity and capital position, and loans held-for-sale were higher due to increased volume in consumer refinancing as a result of the favorable rate environment partially offset by securitizations. These factors were partially offset by lower debt securities, which were driven by principal paydowns and net sales of securities in an earlier effort to deleverage the portfolio, and decreased loan levels.

Average total assets for the three and nine months ended September 30, 2009 increased $485.0 billion, or 25.4 percent, and $634.1 billion, or 35.1 percent, from the same periods in 2008. These increases in average total assets were driven by increases in cash and cash equivalents, federal funds sold and securities borrowed or purchased under agreements to resell, trading account assets, derivative assets and other assets. These increases were primarily due to the acquisition of Merrill Lynch and were partially offset by decreased loan levels.

Liabilities and Shareholders’ Equity

At September 30, 2009, total liabilities were $2.0 trillion, an increase of $352.5 billion from December 31, 2008. Average total liabilities for the three and nine months ended September 30, 2009 increased $395.5 billion, or 22.7 percent, and $552.4 billion, or 33.5 percent, from the same periods in 2008. The increase in total liabilities was attributable to the acquisition of Merrill Lynch which impacted various line items including long-term debt and deposits. This was partially offset by a decrease in commercial paper and other short-term borrowings and foreign deposits. The increase in average total liabilities for the nine months ended September 30, 2009 was also impacted by the acquisition of Countrywide.

Period end shareholders’ equity was $257.7 billion at September 30, 2009, an increase of $80.6 billion from December 31, 2008, due to the issuance of preferred stock and related warrants of $30.0 billion in connection with the TARP, common and preferred stock of $20.5 billion and $8.6 billion issued in the Merrill Lynch acquisition, an at-the-market common stock issuance of $13.5 billion and net income of $6.5 billion.

Average shareholders’ equity for the three and nine months ended September 30, 2009 compared to the same periods in 2008, increased $89.5 billion and $81.7 billion due to the same period-end factors discussed above. In addition, the increase was due to the issuance of preferred stock and related warrants during the second half of 2008 in connection with the TARP. Further, the nine-month period benefited from the common stock issued in connection with the Countrywide acquisition.

Table 4
Selected Quarterly Financial Data
	2009 Quarters			2008 Quarters
(Dollars in millions, except per share information)	Third (1)	Second	First	Fourth (1)	Third
Income statement
Net interest income	$11,423	$11,630	$12,497	$13,106	$11,642
Noninterest income	14,612	21,144	23,261	2,574	7,979
Total revenue, net of interest expense	26,035	32,774	35,758	15,680	19,621
Provision for credit losses	11,705	13,375	13,380	8,535	6,450
Noninterest expense, before merger and restructuring charges	15,712	16,191	16,237	10,641	11,413
Merger and restructuring charges	594	829	765	306	247
Income (loss) before income taxes	(1,976)	2,379	5,376	(3,802)	1,511
Income tax expense (benefit)	(975)	(845)	1,129	(2,013)	334
Net income (loss)	(1,001)	3,224	4,247	(1,789)	1,177
Net income (loss) applicable to common shareholders	(2,241)	2,419	2,814	(2,392)	704
Average common shares issued and outstanding (in thousands)	8,633,834	7,241,515	6,370,815	4,957,049	4,543,963
Average diluted common shares issued and outstanding (in thousands)	8,633,834	7,269,518	6,431,027	4,957,049	4,547,578
Performance ratios
Return on average assets	n/m %	0.53%	0.68%	n/m %	0.25%
Return on average common shareholders’ equity	n/m	5.59	7.10	n/m	1.97
Return on average tangible common shareholders’ equity (2)	n/m	16.90	24.37	n/m	8.92
Return on average tangible shareholders’ equity (2)	n/m	8.86	12.42	n/m	6.11
Total ending equity to total ending assets	11.45	11.32	10.32	9.74	8.79
Total average equity to total average assets	10.71	10.03	9.08	9.06	8.73
Dividend payout	n/m	3.56	2.28	n/m	n/m
Per common share data
Earnings (loss)	$(0.26)	$0.33	$0.44	$(0.48)	$0.15
Diluted earnings (loss)	(0.26)	0.33	0.44	(0.48)	0.15
Dividends paid	0.01	0.01	0.01	0.32	0.64
Book value	22.99	22.71	25.98	27.77	30.01
Tangible book value (2)	12.00	11.66	10.88	10.11	10.50
Market price per share of common stock
Closing	$16.92	$13.20	$6.82	$14.08	$35.00
High closing	17.98	14.17	14.33	38.13	37.48
Low closing	11.84	7.05	3.14	11.25	18.52
Market capitalization	$146,363	$114,199	$43,654	$70,645	$159,672
Average balance sheet
Total loans and leases	$930,255	$966,105	$994,121	$941,563	$946,914
Total assets	2,390,675	2,420,317	2,519,134	1,948,854	1,905,691
Total deposits	989,295	974,892	964,081	892,141	857,845
Long-term debt	449,974	444,131	446,975	255,709	264,934
Common shareholders’ equity	197,230	173,497	160,739	142,535	142,303
Total shareholders’ equity	255,983	242,867	228,766	176,566	166,454
Asset quality (3)
Allowance for credit losses (4)	$37,399	$35,777	$31,150	$23,492	$20,773
Nonperforming assets (5, 6)	33,825	30,982	25,632	18,212	13,576
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	3.95%	3.61%	3.00%	2.49%	2.17%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	112	116	122	141	173
Net charge-offs	$9,624	$8,701	$6,942	$5,541	$4,356
Annualized net charge-offs as a percentage of average loans and leases outstanding (6)	4.13%	3.64%	2.85%	2.36%	1.84%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	3.51	3.12	2.47	1.77	1.25
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (5, 6)	3.72	3.31	2.64	1.96	1.45
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	0.94	0.97	1.03	1.05	1.17
Capital ratios (period end)
Risk-based capital:
Tier 1 common	7.18%	6.90%	4.49%	4.80%	4.23%
Tier 1	12.33	11.93	10.09	9.15	7.55
Total	16.53	15.99	14.03	13.00	11.54
Tier 1 leverage	8.33	8.21	7.07	6.44	5.51
Tangible equity (2)	7.55	7.39	6.42	5.11	4.13
Tangible common equity (2)	4.82	4.67	3.13	2.93	2.75

(1)

Due to a net loss for the three months ended September 30, 2009 and December 31, 2008, no dilutive potential common shares were included in the calculations of diluted EPS because they would have been antidilutive.

(2)

Tangible equity ratios and tangible book value are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 107.

(3)

For more information on the impact of the purchased impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 160 and Commercial Portfolio Credit Risk Management beginning on page 175.

(4)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.

(5)	Balances and ratios do not include nonperforming LHFS, nonperforming AFS debt securities and nonperforming derivative assets.

(6)	Balances and ratios do not include loans measured at fair value under the fair value option.

  n/m = not meaningful

Table 5
Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2009	2008
Income statement
Net interest income	$35,550	$32,254
Noninterest income	59,017	24,848
Total revenue, net of interest expense	94,567	57,102
Provision for credit losses	38,460	18,290
Noninterest expense, before merger and restructuring charges	48,140	29,953
Merger and restructuring charges	2,188	629
Income before income taxes	5,779	8,230
Income tax expense (benefit)	(691)	2,433
Net income	6,470	5,797
Net income available to common shareholders	2,992	4,948
Average common shares issued and outstanding (in thousands)	7,423,341	4,469,517
Average diluted common shares issued and outstanding (in thousands)	7,449,911	4,477,994
Performance ratios
Return on average assets	0.35%	0.43%
Return on average common shareholders’ equity	2.26	4.68
Return on average tangible common shareholders’ equity (1)	10.42	14.29
Return on average tangible shareholders’ equity (1)	5.83	10.50
Total ending equity to total ending assets	11.45	8.79
Total average equity to total average assets	9.93	8.90
Dividend payout	7.96	174.73
Per common share data
Earnings	$0.39	$1.09
Diluted earnings	0.39	1.09
Dividends paid	0.03	1.92
Book value	22.99	30.01
Tangible book value (1)	12.00	10.50
Market price per share of common stock
Closing	$16.92	$35.00
High closing	17.98	45.03
Low closing	3.14	18.52
Market capitalization	$146,363	$159,672
Average balance sheet
Total loans and leases	$963,260	$900,574
Total assets	2,442,905	1,808,765
Total deposits	976,182	810,663
Long-term debt	447,038	223,017
Common shareholders’ equity	177,289	141,337
Total shareholders’ equity	242,638	160,890
Asset quality (2)
Allowance for credit losses (3)	$37,399	$20,773
Nonperforming assets (4, 5)	33,825	13,576
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	3.95%	2.17%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	112	173
Net charge-offs	$25,267	$10,690
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	3.53%	1.59%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	3.51	1.25
Nonperforming assets as a percentage of total loans, leases and foreclosed properties (4, 5)	3.72	1.45
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.06	1.42

(1)

Tangible equity ratios and tangible book value are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 107.

(2)

For more information on the impact of the purchased impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 160 and Commercial Portfolio Credit Risk Management beginning on page 175.

(3)	Includes the allowance for loan and lease losses, and the reserve for unfunded lending commitments.

(4)	Balances and ratios do not include nonperforming LHFS, nonperforming AFS debt securities and nonperforming derivative assets.

(5)	Balances and ratios do not include loans measured at fair value under the fair value option.

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

Performance Measures

As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. During our annual planning process, we set efficiency targets for the Corporation and each line of business. We believe the use of this non-GAAP measure provides additional clarity in assessing our results. Targets vary by year and by business, and are based on a variety of factors including maturity of the business, competitive environment, market factors, and other items (e.g., risk appetite). The aforementioned performance measures and ratios are presented in Table 5.

Tangible Equity

We also evaluate our business based upon ratios that utilize tangible equity. ROTE measures our earnings contribution as a percentage of shareholders’ equity reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible equity ratio and the tangible common equity ratio represent shareholders’ equity, common or total as applicable, less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. Tangible book value per common share represents ending common shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by ending common shares outstanding. These measures are used to evaluate our use of equity (i.e., capital). In addition, profitability, relationship, and investment models all use ROTE as key measures to support our overall growth goals.

  Table 6

  Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
FTE basis data
Net interest income	$11,753	$11,920	$36,514	$33,148
Total revenue, net of interest expense	26,365	19,899	95,531	57,996
Net interest yield	2.61%	2.93%	2.65%	2.86%
Efficiency ratio	61.84	58.60	52.68	52.73
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$255,983	$166,454	$242,638	$160,890
Goodwill	(86,170)	(81,977)	(86,028)	(79,150)
Intangible assets (excluding MSRs)	(13,223)	(9,547)	(12,107)	(9,731)
Related deferred tax liabilities	3,725	1,683	3,873	1,738
Tangible shareholders’ equity	$160,315	$76,613	$148,376	$73,747
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$197,230	$142,303	$177,289	$141,337
Goodwill	(86,170)	(81,977)	(86,028)	(79,150)
Intangible assets (excluding MSRs)	(13,223)	(9,547)	(12,107)	(9,731)
Related deferred tax liabilities	3,725	1,683	3,873	1,738
Tangible common shareholders’ equity	$101,562	$52,462	$83,027	$54,194

			September 30
			2009	2008
Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity			$257,683	$161,039
Goodwill			(86,009)	(81,756)
Intangible assets (excluding MSRs)			(12,715)	(9,167)
Related deferred tax liabilities			3,714	1,914
Tangible shareholders’ equity			$162,673	$72,030
Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity			$198,843	$136,888
Goodwill			(86,009)	(81,756)
Intangible assets (excluding MSRs)			(12,715)	(9,167)
Related deferred tax liabilities			3,714	1,914
Tangible common shareholders’ equity			$103,833	$47,879
Reconciliation of period end assets to period end tangible assets
Assets			$2,251,043	$1,831,177
Goodwill			(86,009)	(81,756)
Intangible assets (excluding MSRs)			(12,715)	(9,167)
Related deferred tax liabilities			3,714	1,914
Tangible assets			$2,156,033	$1,742,168

Core Net Interest Income – Managed Basis

We manage core net interest income – managed basis, which adjusts reported net interest income on a FTE basis for the impact of market-based activities and certain securitizations, net of retained securities. As discussed in the Global Markets business segment section beginning on page 128, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. We also adjust for loans that we originated and subsequently sold into credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We believe the use of this non-GAAP presentation provides additional clarity in managing our results. An analysis of core net interest income – managed basis, core average earning assets – managed basis and core net interest yield on earning assets – managed basis, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below.

Table 7
Core Net Interest Income – Managed Basis
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)
As reported	$11,753	$11,920	$36,514	$33,148
Impact of market-based net interest income (2)	(1,451)	(1,234)	(4,868)	(3,477)
Core net interest income	10,302	10,686	31,646	29,671
Impact of securitizations (3)	2,567	2,310	8,050	6,654
Core net interest income – managed basis	$12,869	$12,996	$39,696	$36,325

Average earning assets
As reported	$1,790,000	$1,622,466	$1,837,706	$1,544,617
Impact of market-based earning assets (2)	(468,999)	(369,921)	(478,448)	(377,148)
Core average earning assets	1,321,001	1,252,545	1,359,258	1,167,469
Impact of securitizations (4)	81,703	101,743	86,438	102,481
Core average earning assets – managed basis	$1,402,704	$1,354,288	$1,445,696	$1,269,950

Net interest yield contribution (1, 5)
As reported	2.61%	2.93%	2.65%	2.86%
Impact of market-based activities (2)	0.50	0.47	0.46	0.53
Core net interest yield on earning assets	3.11	3.40	3.11	3.39
Impact of securitizations	0.54	0.43	0.56	0.43
Core net interest yield on earning assets – managed basis	3.65%	3.83%	3.67%	3.82%

(1)	FTE basis

(2)	Represents the impact of market-based amounts included in Global Markets.

(3)	Represents the impact of securitizations utilizing actual bond costs. This is different from the business segment view which utilizes funds transfer pricing methodologies.

(4)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.

(5)	Calculated on an annualized basis.

Core net interest income on a managed basis decreased $127 million to $12.9 billion and increased $3.4 billion to $39.7 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The decrease for the three-month period was driven by a reduction in AFS debt securities due to our earlier deleveraging of the portfolio, lower loan levels and the adverse impact of nonperforming loans. These items were partially offset by the improved interest rate environment and the acquisition of Merrill Lynch. The results for the nine-month period were driven by the same factors as noted above, however, those items were more than offset by the impact of the Countrywide acquisition. For more information on our nonperforming loans see the Credit Risk Management discussion beginning on page 159.

On a managed basis, core average earning assets increased $48.4 billion to $1.4 trillion and $175.7 billion to $1.4 trillion for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to the Merrill Lynch acquisition partially offset by lower loan levels and earlier deleveraging of the AFS debt securities portfolio. In addition, the nine-month period was also driven by the Countrywide acquisition.

Core net interest yield on a managed basis decreased 18 bps to 3.65 percent and 15 bps to 3.67 percent for the three and nine months ended September 30, 2009, primarily due to the addition of lower-yielding assets from the Merrill Lynch acquisition, reduced loan levels and the earlier deleveraging of the ALM portfolio partially offset by the favorable rate environment. In addition, the nine-month period was also driven by the addition of lower-yielding assets from the Countrywide acquisition.

Table 8
Quarterly Average Balances and Interest Rates - FTE Basis
	Third Quarter 2009			Second Quarter 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$29,485	$133	1.79%	$25,604	$169	2.64%
Federal funds sold and securities borrowed or purchased under agreements to resell	223,039	722	1.28	230,955	690	1.20
Trading account assets	212,488	1,909	3.58	199,820	2,028	4.07
Debt securities (1)	263,712	3,048	4.62	255,159	3,353	5.26
Loans and leases (2):
Residential mortgage (3)	241,924	3,258	5.38	253,803	3,489	5.50
Home equity	153,269	1,614	4.19	156,599	1,722	4.41
Discontinued real estate	16,570	219	5.30	18,309	303	6.61
Credit card – domestic	49,751	1,349	10.76	51,721	1,380	10.70
Credit card – foreign	21,189	562	10.52	18,825	501	10.66
Direct/Indirect consumer (4)	100,012	1,439	5.71	100,302	1,532	6.12
Other consumer (5)	3,331	60	7.02	3,298	63	7.77
Total consumer	586,046	8,501	5.77	602,857	8,990	5.97
Commercial – domestic	216,332	2,132	3.91	231,639	2,176	3.77
Commercial real estate (6)	74,276	600	3.20	75,559	627	3.33
Commercial lease financing	22,068	178	3.22	22,026	260	4.72
Commercial – foreign	31,533	297	3.74	34,024	360	4.24
Total commercial	344,209	3,207	3.70	363,248	3,423	3.78
Total loans and leases	930,255	11,708	5.01	966,105	12,413	5.15
Other earning assets	131,021	1,333	4.05	134,338	1,251	3.73
Total earning assets (7)	1,790,000	18,853	4.19	1,811,981	19,904	4.40
Cash and cash equivalents	196,116			204,354
Other assets, less allowance for loan and lease losses	404,559			403,982
Total assets	$2,390,675			$2,420,317
Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$34,170	$49	0.57%	$34,367	$54	0.63%
NOW and money market deposit accounts	356,873	353	0.39	342,570	376	0.44
Consumer CDs and IRAs	214,284	1,100	2.04	229,392	1,409	2.46
Negotiable CDs, public funds and other time deposits	48,905	118	0.95	39,100	124	1.28
Total domestic interest-bearing deposits	654,232	1,620	0.98	645,429	1,963	1.22
Foreign interest-bearing deposits:
Banks located in foreign countries	15,941	29	0.73	19,261	37	0.76
Governments and official institutions	6,488	4	0.23	7,379	4	0.22
Time, savings and other	53,013	57	0.42	54,307	78	0.58
Total foreign interest-bearing deposits	75,442	90	0.47	80,947	119	0.59
Total interest-bearing deposits	729,674	1,710	0.93	726,376	2,082	1.15
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	411,063	1,237	1.19	503,451	1,396	1.11
Trading account liabilities	73,290	455	2.46	62,778	450	2.87
Long-term debt	449,974	3,698	3.27	444,131	4,034	3.64
Total interest-bearing liabilities (7)	1,664,001	7,100	1.70	1,736,736	7,962	1.84
Noninterest-bearing sources:
Noninterest-bearing deposits	259,621			248,516
Other liabilities	211,070			192,198
Shareholders’ equity	255,983			242,867
Total liabilities and shareholders’ equity	$2,390,675			$2,420,317
Net interest spread			2.49%			2.56%
Impact of noninterest-bearing sources			0.12			0.08
Net interest income/yield on earning assets		$11,753	2.61%		$11,942	2.64%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes foreign residential mortgages of $622 million, $650 million and $627 million for the third, second and first quarters of 2009, respectively.

(4)

Includes foreign consumer loans of $8.4 billion, $8.0 billion and $7.1 billion in the third, second and first quarters of 2009, and $2.0 billion and $2.6 billion in the fourth and third quarters of 2008, respectively.

Footnotes are continued on page 112.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2009			Fourth Quarter 2008			Third Quarter 2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$26,158	$191	2.96%	$10,511	$158	5.97%	$11,361	$101	3.54%
Federal funds sold and securities borrowed or purchased under agreements to resell	244,280	1,155	1.90	104,843	393	1.50	136,322	912	2.67
Trading account assets	237,350	2,499	4.24	179,687	2,170	4.82	189,715	2,390	5.03
Debt securities (1)	286,249	3,902	5.47	280,942	3,913	5.57	266,013	3,672	5.52
Loans and leases (2):
Residential mortgage (3)	265,121	3,680	5.57	253,560	3,596	5.67	260,779	3,683	5.65
Home equity	158,575	1,787	4.55	151,943	1,954	5.12	151,111	2,153	5.67
Discontinued real estate	19,386	386	7.97	21,324	459	8.60	22,031	399	7.25
Credit card – domestic	58,960	1,601	11.01	64,906	1,784	10.94	63,414	1,682	10.55
Credit card – foreign	16,858	454	10.94	17,211	521	12.05	17,075	535	12.47
Direct/Indirect consumer (4)	100,741	1,684	6.78	83,331	1,714	8.18	85,392	1,790	8.34
Other consumer (5)	3,408	64	7.50	3,544	70	7.83	3,723	80	8.78
Total consumer	623,049	9,656	6.25	595,819	10,098	6.76	603,525	10,322	6.82
Commercial – domestic	240,683	2,485	4.18	226,095	2,890	5.09	224,117	2,852	5.06
Commercial real estate (6)	72,206	550	3.09	64,586	706	4.35	63,220	727	4.57
Commercial lease financing	22,056	279	5.05	22,069	242	4.40	22,585	53	0.93
Commercial – foreign	36,127	462	5.18	32,994	373	4.49	33,467	377	4.48
Total commercial	371,072	3,776	4.12	345,744	4,211	4.85	343,389	4,009	4.64
Total loans and leases	994,121	13,432	5.46	941,563	14,309	6.06	946,914	14,331	6.03
Other earning assets	124,325	1,299	4.22	99,127	959	3.85	72,141	1,068	5.90
Total earning assets (7)	1,912,483	22,478	4.74	1,616,673	21,902	5.40	1,622,466	22,474	5.52
Cash and cash equivalents	153,007			77,388			36,030
Other assets, less allowance for loan and lease losses	453,644			254,793			247,195
Total assets	$2,519,134			$1,948,854			$1,905,691

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,378	$58	0.72%	$31,561	$58	0.73%	$32,297	$58	0.72%
NOW and money market deposit accounts	343,215	440	0.52	285,410	813	1.13	278,552	973	1.39
Consumer CDs and IRAs	235,787	1,710	2.93	229,410	1,835	3.18	218,862	1,852	3.37
Negotiable CDs, public funds and other time deposits	31,188	149	1.94	36,510	270	2.94	36,039	291	3.21
Total domestic interest-bearing deposits	642,568	2,357	1.49	582,891	2,976	2.03	565,750	3,174	2.23
Foreign interest-bearing deposits:
Banks located in foreign countries	26,052	48	0.75	41,398	125	1.20	36,230	266	2.91
Governments and official institutions	9,849	6	0.25	13,738	30	0.87	11,847	72	2.43
Time, savings and other	58,380	132	0.92	48,836	165	1.34	48,209	334	2.76
Total foreign interest-bearing deposits	94,281	186	0.80	103,972	320	1.22	96,286	672	2.78
Total interest-bearing deposits	736,849	2,543	1.40	686,863	3,296	1.91	662,036	3,846	2.31
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	591,928	2,221	1.52	459,743	1,910	1.65	465,511	3,223	2.76
Trading account liabilities	69,481	579	3.38	65,058	524	3.20	73,702	661	3.57
Long-term debt	446,975	4,316	3.89	255,709	2,766	4.32	264,934	2,824	4.26
Total interest-bearing liabilities (7)	1,845,233	9,659	2.11	1,467,373	8,496	2.30	1,466,183	10,554	2.86
Noninterest-bearing sources:
Noninterest-bearing deposits	227,232			205,278			195,809
Other liabilities	217,903			99,637			77,245
Shareholders’ equity	228,766			176,566			166,454
Total liabilities and shareholders’ equity	$2,519,134			$1,948,854			$1,905,691
Net interest spread			2.63%			3.10%			2.66%
Impact of noninterest-bearing sources			0.07			0.21			0.27
Net interest income/yield on earning assets		$12,819	2.70%		$13,406	3.31%		$11,920	2.93%

(5)

Includes consumer finance loans of $2.4 billion, $2.5 billion and $2.6 billion in the third, second and first quarters of 2009, and $2.7 billion in both the fourth and third quarters of 2008, respectively; and other foreign consumer loans of $700 million, $640 million and $596 million in the third, second and first quarters of 2009, and $654 million and $725 million in the fourth and third quarters of 2008, respectively.

(6)

Includes domestic commercial real estate loans of $70.7 billion, $72.8 billion and $70.9 billion in the third, second and first quarters of 2009, and $63.6 billion and $62.2 billion in the fourth and third quarters of 2008, and foreign commercial real estate loans of $3.6 billion, $2.8 billion and $1.3 billion in the third, second and first quarters of 2009, and $964 million and $1.0 billion in the fourth and third quarters of 2008, respectively.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $136 million, $11 million and $61 million in the third, second and first quarters of 2009, and $41 million and $12 million in the fourth and third quarters of 2008, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on liabilities $(873) million, $(550) million and $(512) million in the third, second and first quarters of 2009, and $237 million and $86 million in the fourth and third quarters of 2008, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 199.

n/a = not applicable

Table 9
Year-to-Date Average Balances and Interest Rates - FTE Basis
	Nine Months Ended September 30
	2009			2008
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$27,094	$493	2.43%	$10,758	$282	3.50%
Federal funds sold and securities borrowed or purchased under agreements to resell	232,680	2,567	1.47	135,846	2,920	2.87
Trading account assets	216,462	6,436	3.97	188,894	7,089	5.01
Debt securities (1)	268,291	10,303	5.12	240,347	9,470	5.25
Loans and leases (2):
Residential mortgage (3)	253,531	10,427	5.49	262,488	11,061	5.62
Home equity	156,128	5,123	4.38	129,392	5,652	5.83
Discontinued real estate	18,078	908	6.70	7,397	399	7.19
Credit card – domestic	53,444	4,330	10.83	62,784	5,059	10.76
Credit card – foreign	18,973	1,517	10.69	16,297	1,521	12.47
Direct/Indirect consumer (4)	100,349	4,655	6.20	82,242	5,220	8.48
Other consumer (5)	3,346	187	7.43	3,908	251	8.58
Total consumer	603,849	27,147	6.00	564,508	29,163	6.90
Commercial – domestic	229,462	6,793	3.96	218,702	8,812	5.38
Commercial real estate (6)	74,021	1,777	3.21	62,746	2,351	5.00
Commercial lease financing	22,050	717	4.33	22,364	557	3.32
Commercial – foreign	33,878	1,119	4.42	32,254	1,130	4.68
Total commercial	359,411	10,406	3.87	336,066	12,850	5.11
Total loans and leases	963,260	37,553	5.21	900,574	42,013	6.23
Other earning assets	129,919	3,883	3.99	68,198	3,202	6.27
Total earning assets (7)	1,837,706	61,235	4.45	1,544,617	64,976	5.61
Cash and cash equivalents	184,650			34,598
Other assets, less allowance for loan and lease losses	420,549			229,550
Total assets	$2,442,905			$1,808,765

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$33,645	$161	0.64%	$32,419	$172	0.71%
NOW and money market deposit accounts	347,603	1,169	0.45	261,918	2,968	1.51
Consumer CDs and IRAs	226,555	4,219	2.49	195,318	5,569	3.81
Negotiable CDs, public funds and other time deposits	39,649	391	1.32	30,838	806	3.49
Total domestic interest-bearing deposits	647,452	5,940	1.23	520,493	9,515	2.44
Foreign interest-bearing deposits:
Banks located in foreign countries	20,381	114	0.75	36,401	938	3.44
Governments and official institutions	7,893	14	0.23	12,758	281	2.94
Time, savings and other	55,214	267	0.65	52,211	1,220	3.12
Total foreign interest-bearing deposits	83,488	395	0.63	101,370	2,439	3.21
Total interest-bearing deposits	730,940	6,335	1.16	621,863	11,954	2.57
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	501,485	4,854	1.29	454,355	10,452	3.07
Trading account liabilities	68,530	1,484	2.90	75,553	2,250	3.98
Long-term debt	447,038	12,048	3.60	223,017	7,172	4.29
Total interest-bearing liabilities (7)	1,747,993	24,721	1.89	1,374,788	31,828	3.09
Noninterest-bearing sources:
Noninterest-bearing deposits	245,242			188,800
Other liabilities	207,032			84,287
Shareholders’ equity	242,638			160,890
Total liabilities and shareholders’ equity	$2,442,905			$1,808,765
Net interest spread			2.56%			2.52%
Impact of noninterest-bearing sources			0.09			0.34
Net interest income/yield on earning assets		$36,514	2.65%		$33,148	2.86%

(1)	Yields on AFS debt securities are calculated based on fair value rather than historical cost balances. The use of fair value does not have a material impact on net interest yield.

(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes foreign residential mortgages of $647 million for the nine months ended September 30, 2009.

(4)	Includes foreign consumer loans of $7.8 billion and $3.0 billion for the nine months ended September 30, 2009 and 2008.

(5)	Includes consumer finance loans of $2.5 billion and $2.8 billion, and other foreign consumer loans of $646 million and $814 million for the nine months ended September 30, 2009 and 2008.

(6)

Includes domestic commercial real estate loans of $71.5 billion and $61.6 billion, and foreign commercial real estate loans of $2.5 billion and $1.1billion for the nine months ended September 30, 2009 and 2008.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $208 million and $219 million for the nine months ended September 30, 2009 and 2008. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on liabilities $(1.9) billion and $172 million for the nine months ended September 30, 2009 and 2008. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 199.

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

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 107. We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

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

Certain expenses not directly attributable to a specific business segment are allocated to the segments based on pre-determined means. The most significant of these expenses include data and item processing costs and certain centralized or shared functions. Data processing costs are allocated to the segments based on equipment usage. Item processing costs are allocated to the segments based on the volume of items processed for each segment. The costs of certain centralized or shared functions are allocated based on methodologies which reflect utilization.

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each unit’s stand-alone credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 149. The Corporation benefits from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. Average equity is allocated to the business segments and the businesses, and is impacted by the portion of goodwill that is specifically assigned to them.

Deposits

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$1,740	$2,892	$5,382	$7,999
Noninterest income:
Service charges	1,906	1,820	5,156	5,125
All other income	20	13	22	58
Total noninterest income	1,926	1,833	5,178	5,183
Total revenue, net of interest expense	3,666	4,725	10,560	13,182

Provision for credit losses	102	98	289	293
Noninterest expense	2,336	2,098	7,318	6,566
Income before income taxes	1,228	2,529	2,953	6,323
Income tax expense (1)	430	954	1,041	2,374
Net income	$798	$1,575	$1,912	$3,949

Net interest yield (1)	1.66%	3.13%	1.79%	3.10%
Return on average equity	13.26	26.01	10.81	21.59
Efficiency ratio (1)	63.72	44.41	69.30	49.82

Average Balance Sheet
Total earning assets (2)	$417,095	$367,824	$402,318	$344,312
Total assets (2)	443,982	393,400	428,945	374,234
Total deposits	418,511	377,778	403,587	350,765
Allocated equity	23,874	24,088	23,646	24,429

			September 30
			2009	2008
Period-end Balance Sheet
Total earning assets (2)			$415,508	$370,507
Total assets (2)			442,274	397,651
Total deposits			416,949	381,811

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes our student lending results and the residual effect of our ALM activities. In the U.S., we serve approximately 53 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of 6,008 banking centers, 18,254 domestic branded ATMs, and telephone and internet channels.

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

During the third quarter of 2009, we announced changes in our overdraft fee policies intended to help customers limit overdraft fees. These changes will negatively impact net revenue beginning in the fourth quarter of 2009. In addition, in the fourth quarter of 2009, the Federal Reserve is expected to issue the final Electronic Funds Transfer Act (i.e., Regulation E) which could negatively impact future net revenue growth. We continue to review the potential impact these initiatives may have on the Corporation’s consolidated financial results.

We added 39 thousand and 433 thousand net new retail checking accounts during the three and nine months ended September 30, 2009, a decrease of 784 thousand and 1,621 thousand from the same periods in 2008. The reduction was attributable to lower sales activity and higher closure volume resulting from the current economic environment.

Additionally, unit sales activity was negatively impacted as we are shifting our sales efforts to focus on opening higher quality accounts. During the nine months ended September 30, 2009, our active online banking customer base grew to 29.7 million subscribers, an increase of 1.1 million net subscribers from September 30, 2008. In addition, our active bill pay users paid $239.4 billion of bills online during the first nine months of 2009 compared to $229.1 billion in the same period of 2008.

Deposits includes the net impact of migrating customers and their related deposit balances between GWIM and Deposits. During the three and nine months ended September 30, 2009, total deposits of $2.9 billion and $43.4 billion were migrated to Deposits from GWIM. Conversely, $3.3 billion and $15.9 billion of deposits were migrated from Deposits to GWIM during the three and nine months ended September 30, 2008. The directional shift was mainly due to client segmentation threshold changes resulting from the Merrill Lynch acquisition, partially offset by the acceleration in 2008 of moving clients into GWIM as part of our growth initiatives for our mass affluent and retirement customers. After migration, the associated net interest income, service charges and noninterest expense are recorded in the applicable segment.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net income decreased $777 million, or 49 percent, to $798 million driven by lower net revenue and higher noninterest expense.

Net interest income decreased $1.2 billion, or 40 percent, to $1.7 billion as a result of a lower residual net interest income allocation from ALM activities and spread compression due to declining interest rates. Average deposits grew $40.7 billion, or 11 percent, due to migration of certain households’ deposits from GWIM and organic growth. This increase was partially offset by the expected decline in higher-yielding Countrywide deposits.

Noninterest income increased $93 million, or five percent, due to an increase in service charges of $86 million. The positive impacts of revenue initiatives and account growth were partially offset by changes in consumer spending behavior attributable to current economic conditions.

Noninterest expense increased $238 million, or 11 percent, to $2.3 billion primarily due to increased FDIC expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased $2.0 billion, or 52 percent, driven by lower net revenue and higher noninterest expense. Net interest income decreased $2.6 billion, or 33 percent, while average deposits grew $52.8 billion, or 15 percent. Noninterest income remained relatively flat at $5.2 billion and noninterest expense increased $752 million, or 11 percent due to increased FDIC expense, including a special assessment recorded in the second quarter of 2009, partially offset by lower operating costs. The other period-over-period changes were driven by the same factors as described in the three-month discussion above and the Countrywide acquisition.

Global Card Services

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$4,995	$4,930	$15,312	$14,279
Noninterest income:
Card income	2,183	2,289	6,462	7,564
All other income	149	534	407	1,359
Total noninterest income	2,332	2,823	6,869	8,923
Total revenue, net of interest expense	7,327	7,753	22,181	23,202

Provision for credit losses (2)	6,975	5,602	23,157	14,314
Noninterest expense	1,968	2,405	6,024	6,980
Income (loss) before income taxes	(1,616)	(254)	(7,000)	1,908
Income tax expense (benefit) (1)	(580)	(87)	(2,473)	664
Net income (loss)	$(1,036)	$(167)	$(4,527)	$1,244

Net interest yield (1)	9.30%	8.16%	9.29%	8.01%
Return on average equity	n/m	n/m	n/m	4.28
Efficiency ratio (1)	26.87	31.03	27.16	30.09

Average Balance Sheet
Total loans and leases	$213,340	$239,951	$220,666	$237,817
Total earning assets	212,976	240,298	220,466	238,204
Total assets	228,384	261,798	236,937	260,475
Allocated equity	41,037	39,008	41,177	38,814

			September 30
			2009	2008
Period-end Balance Sheet
Total loans and leases			$207,727	$235,998
Total earning assets			207,520	236,157
Total assets			223,980	256,885

(1)	FTE basis

(2)	Represents provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

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

The Corporation reports its Global Card Services results on a managed basis which is consistent with the way that management evaluates the results of the business. Managed basis assumes that securitized loans were not sold and presents earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Loan securitization removes loans from the Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE which is excluded from the Corporation’s Consolidated Financial Statements in accordance with GAAP.

Securitized loans continue to be serviced by the business and are subject to the same underwriting standards and ongoing monitoring as held loans. In addition, excess servicing income is exposed to similar credit risk and repricing of interest rates as held loans. The financial market disruptions that began in 2007 continued to impact the economy and financial services sector. Starting late in the third quarter of 2008 and continuing into the first quarter of 2009, liquidity for asset-backed securitizations became disrupted and spreads rose to historic highs which negatively impacted our credit card securitization programs. Beginning in March 2009, conditions started to improve with spreads narrowing and liquidity returning to the marketplace, however, we have not yet returned to the market during the nine months ended September 30, 2009. For more information, see the Liquidity Risk and Capital Management discussion beginning on page 150.

On June 12, 2009, the FASB issued SFAS 166 and SFAS 167 which will result in the consolidation of our credit card securitization trusts that are not currently recorded on the Corporation’s Consolidated Balance Sheet. For more information on SFAS 166 and SFAS 167, see Estimated Impact of Adopting SFAS 166 and 167 beginning on page 155.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Global Card Services recorded a net loss of $1.0 billion compared to $167 million for the same period in 2008 as higher provision for credit losses and lower noninterest income were partially offset by a decrease in noninterest expense and higher net interest income.

Net interest income grew to $5.0 billion from $4.9 billion driven by increased loan spreads due to the beneficial impact of lower short-term interest rates on our funding costs partially offset by a decrease in managed average loans of $26.6 billion, or 11 percent.

Noninterest income decreased $491 million, or 17 percent, to $2.3 billion driven by decreases in all other income of $385 million, or 72 percent, and card income of $106 million, or five percent. The decrease in card income resulted from lower credit card interchange and fee income primarily due to changes in consumer retail purchase and payment behavior in the current economic environment. This was partially offset by a negative valuation adjustment on the interest-only strip recorded in the same period in 2008. The decrease in all other income was due to the absence of the gain on the sale of a card portfolio recorded in the same period in 2008.

Provision for credit losses increased by $1.4 billion to $7.0 billion as economic conditions led to higher losses, including an increased level of bankruptcies. Also contributing were higher reserve additions related to maturing credit card securitizations. These increases were partially offset by reductions in the reserves in the third quarter of 2009 due to improved delinquencies. This compares to additions to the reserves in the same period in 2008. For further discussion, see Provision for Credit Losses beginning on page 192.

Noninterest expense decreased $437 million, or 18 percent, to $2.0 billion due to lower marketing and operating costs.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Global Card Services recorded a net loss of $4.5 billion compared to net income of $1.2 billion for the same period in 2008 as higher provision for credit losses and lower noninterest income were partially offset by growth in net interest income and a decrease in noninterest expense. Net interest income increased $1.0 billion, or seven percent, to $15.3 billion, noninterest income decreased $2.1 billion, or 23 percent, to $6.9 billion, provision for credit losses increased $8.8 billion to $23.2 billion and noninterest expense decreased $956 million, or 14 percent. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, noninterest income and noninterest expense were unfavorably impacted by the absence of Global Card Services’ share of the Visa-related gain recorded in the first quarter of 2008.

Key Statistics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Global Card Services
Average – total loans:
Managed	$213,340	$239,951	$220,666	$237,817
Held	115,820	134,032	119,939	131,640
Period end – total loans:
Managed	207,727	235,998	207,727	235,998
Held	113,399	133,950	113,399	133,950
Managed net losses (1):
Amount	7,536	4,185	20,038	11,100
Percent (2)	14.02%	6.94%	12.14%	6.23%

Credit Card (3)
Average – total loans:
Managed	$168,460	$186,408	$173,144	$185,258
Held	70,940	80,489	72,417	79,081
Period end – total loans:
Managed	164,534	183,398	164,534	183,398
Held	70,206	81,350	70,206	81,350
Managed net losses (1):
Amount	5,477	2,996	14,318	8,119
Percent (2)	12.90%	6.40%	11.06%	5.85%

(1)	Represents net charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	Ratios are calculated as annualized managed net losses divided by average outstanding managed loans during the period.

(3)	Includes U.S., Europe and Canada consumer credit card. Does not include business card, debit card and consumer lending.

The table above and the following discussion presents select key indicators for the Global Card Services and credit card portfolios.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Managed Global Card Services net losses increased $3.4 billion to $7.5 billion, or 14.02 percent of average outstandings compared to $4.2 billion, or 6.94 percent in the same period in 2008. This increase was driven by portfolio deterioration due to economic conditions including a higher level of bankruptcies. Additionally, consumer lending net charge-offs increased $579 million to $1.2 billion, or 20.27 percent of average outstandings compared to $608 million, or 8.43 percent in the same period of 2008. Lower loan balances driven by reduced marketing and tightened credit criteria also adversely impacted net charge-off ratios.

Managed credit card net losses increased $2.5 billion to $5.5 billion, or 12.90 percent of average credit card outstandings compared to $3.0 billion, or 6.40 percent in the same period in 2008. The increase was driven by portfolio deterioration due to economic conditions including a higher level of bankruptcies.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Managed Global Card Services net losses increased $8.9 billion to $20.0 billion, or 12.14 percent of average outstandings compared to $11.1 billion, or 6.23 percent in the same period in 2008. Additionally, consumer lending net charge-offs increased $1.9 billion to $3.3 billion, or 17.40 percent of average outstandings compared to $1.5 billion, or 7.13 percent in the same period of 2008. Managed credit card net losses increased $6.2 billion to $14.3 billion, or 11.06 percent of average credit card outstandings compared to $8.1 billion, or 5.85 percent in the same period in 2008. These increases were driven by the same factors as described above.

For more information on credit quality, see Consumer Portfolio Credit Risk Management beginning on page 160.

Home Loans & Insurance

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$1,309	$1,135	$3,691	$2,305
Noninterest income:
Mortgage banking income	1,424	1,755	7,505	2,819
Insurance income	594	569	1,728	770
All other income	84	15	177	164
Total noninterest income	2,102	2,339	9,410	3,753
Total revenue, net of interest expense	3,411	3,474	13,101	6,058

Provision for credit losses	2,897	818	8,995	4,664
Noninterest expense	3,041	2,741	8,519	4,211
Loss before income taxes	(2,527)	(85)	(4,413)	(2,817)
Income tax benefit (1)	(895)	(31)	(1,563)	(1,042)
Net loss	$(1,632)	$(54)	$(2,850)	$(1,775)

Net interest yield (1)	2.59%	3.05%	2.55%	2.68%
Efficiency ratio (1)	89.19	78.90	65.03	69.51

Average Balance Sheet
Total loans and leases	$132,599	$122,034	$129,910	$100,237
Total earning assets	200,539	148,209	193,802	115,076
Total assets	236,200	179,998	229,321	128,333
Allocated equity	24,669	16,236	18,337	7,515

			September 30
			2009	2008
Period-end Balance Sheet
Total loans and leases			$134,255	$122,975
Total earning assets			197,666	167,338
Total assets			234,842	178,956

(1)	FTE basis

Home Loans & Insurance generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products are available to our customers through a retail network of 6,008 banking centers, mortgage loan officers in approximately 950 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent and wholesale loan acquisition channels. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance.

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

Home Loans & Insurance includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance. After migration, the associated net interest income and noninterest expense are recorded in the applicable segment. Total loans of $2.4 billion and $16.1 billion were migrated from GWIM during the three and nine months ended September 30, 2009 compared to $148 million and $2.1 billion in the same periods in 2008. The increase was mainly due to client segmentation threshold changes resulting from the Merrill Lynch acquisition.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Home Loans & Insurance recorded a net loss of $1.6 billion compared to $54 million for the same period in 2008 as higher provision for credit losses, an increase in noninterest expense and a decrease in noninterest income were partially offset by growth in net interest income.

Net interest income grew $174 million, or 15 percent, driven primarily by an increase in average LHFS and home equity loans. The $16.1 billion increase in average LHFS was the result of higher mortgage loan volume driven by the lower interest rate environment. The growth in average home equity loans of $9.7 billion, or eight percent, was due primarily to the Merrill Lynch acquisition and the migration of certain households’ loans from GWIM to the Home Loans & Insurance segment.

Noninterest income decreased $237 million, or 10 percent, to $2.1 billion driven by lower mortgage banking income. Mortgage banking income decreased $331 million due to lower MSR performance, net of hedge activities, partially offset by increased mortgage production. For more information on mortgage banking income, see the discussion below.

Provision for credit losses increased $2.1 billion to $2.9 billion driven by economic and housing market weakness particularly in geographic areas experiencing higher unemployment and falling home prices. Additionally, reserves were increased by $726 million in the Countrywide purchased impaired loan portfolio reflecting a reduction in expected principal cash flows. For further discussion, see Provision for Credit Losses beginning on page 192.

Noninterest expense increased $300 million to $3.0 billion primarily driven by increased compensation costs and other expenses related to higher production volume and higher delinquencies.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Home Loans & Insurance recorded a net loss of $2.9 billion compared to $1.8 billion for the same period in 2008, as higher provision for credit losses of $4.3 billion and an increase in noninterest expense of $4.3 billion were partially offset by growth in noninterest income of $5.7 billion and net interest income of $1.4 billion. Net interest income grew to $3.7 billion due to the growth in average home equity loans of $28.4 billion, or 29 percent, and a $19.1 billion increase in average LHFS. In addition, the increase in noninterest income was driven by higher mortgage banking income which benefited as lower current interest rates drove higher production income. These period-over-period changes were driven in large part by the Countrywide acquisition as well as the credit factors as described in the three-month discussion above.

Mortgage Banking Income

We categorize Home Loans & Insurance’s mortgage banking income into production and servicing income. Production income is comprised of revenue from the fair value gains and losses recognized on our IRLCs and LHFS, and the related secondary market execution, and costs related to representations and warranties provided in the sales transactions and other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue for transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio related to the Corporation’s mortgage production retention decisions which is eliminated in consolidation in All Other.

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

The following table summarizes the components of mortgage banking income:

Mortgage banking income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008

Production income	$ 1,110	$ 749	$ 4,435	$ 1,428

Servicing income:

Servicing fees and ancillary income	1,600	1,526	4,635	2,041

Impact of customer payments	(906)	(1,425)	(2,888)	(1,855)

Fair value changes of MSRs, net of economic hedge results	(519)	823	925	1,123

Other servicing-related revenue	139	82	398	82
Total net servicing income	314	1,006	3,070	1,391
Total Home Loans & Insurance mortgage banking income	1,424	1,755	7,505	2,819
Other business segments’ mortgage banking income (loss) (1)	(126)	(81)	(366)	(255)
Total consolidated mortgage banking income	$ 1,298	$ 1,674	$ 7,139	$ 2,564

  (1) Includes the offset of revenue for transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio included in All Other.

Production income increased $361 million and $3.0 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. This increase was driven by higher mortgage volumes due primarily to the lower interest rate environment. In addition, the increase in the nine-month comparison was in large part attributable to the Countrywide acquisition.

Net servicing income decreased $692 million for the three months ended September 30, 2009 and increased $1.7 billion for the nine months ended September 30, 2009 compared to the same periods in 2008. The decrease in the three-month comparison was primarily due to lower MSR performance, net of hedge activities, partially offset by the improved impact of customer payments. During the current quarter, MSR performance, net of hedge activities, was negatively impacted by an improvement in the forecast for home prices, and an associated decrease in the projected duration of the MSR. During the comparable period in 2008, MSR performance, net of hedge activities, was positively impacted by reduced prepayment speed expectations driven by weakness in the housing market. The increase in the nine-month comparison was due to higher servicing fees and ancillary income partially offset by the increased impact of customer payments. These changes were due mainly to the Countrywide acquisition. For further discussion on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 204.

The following table presents select key indicators for Home Loans & Insurance.

Home Loans & Insurance Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2009	2008	2009		2008
Loan production
Home Loans & Insurance:
First mortgage	$90,319	$49,625	$273,473		$86,184
Home equity	2,287	5,260	8,130		28,078

Total Corporation (1):
First mortgage	95,654	51,539	291,517		95,899
Home equity	2,739	7,022	10,427		35,163

Period end			September 30, 2009		December 31, 2008
Mortgage servicing portfolio (in billions) (2)			$2,148		$2,057

Mortgage loans serviced for investors (in billions)			1,726		1,654

Mortgage servicing rights:
Balance			17,539		12,733
Capitalized mortgage servicing rights (% of loans serviced)			102	bps	77	bps

(1)	In addition to loan production in Home Loans & Insurance, the remaining first mortgage and home equity loan production is primarily within GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

First mortgage production in Home Loans & Insurance was $90.3 billion and $273.5 billion for the three and nine months ended September 30, 2009 compared to $49.6 billion and $86.2 billion for the same periods in 2008. The increase of $40.7 billion for the three-month comparison was due to an increase in the mortgage market driven by a decline in interest rates. The increase of $187.3 billion for the nine-month comparison was due in large part to the Countrywide acquisition as well as a decline in interest rates. Home equity production was $2.3 billion and $8.1 billion for the three and nine months ended September 30, 2009 compared to $5.3 billion and $28.1 billion for the same periods in 2008. The decrease of $3.0 billion and $19.9 billion was primarily due to our more stringent underwriting guidelines for home equity lines of credit and loans as well as lower consumer demand.

At September 30, 2009, the consumer MSR balance was $17.5 billion, which represented 102 bps of the related unpaid principal balance as compared to $12.7 billion, or 77 bps of the related principal balance at December 31, 2008. The increase in the consumer MSR balance was driven by changes in the forward interest rate curve, sales of loans partially offset by increased prepayment speed expectations driven by an improvement in the forecast for home prices. This resulted in the 25 bps increase in the capitalized MSRs as a percentage of loans serviced.

Global Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$2,784	$2,748	$8,378	$7,641
Noninterest income:
Service charges	1,050	826	2,913	2,420
Investment banking income	604	241	2,040	956
All other income	232	469	4,769	1,720
Total noninterest income	1,886	1,536	9,722	5,096
Total revenue, net of interest expense	4,670	4,284	18,100	12,737

Provision for credit losses	2,340	802	6,772	1,728
Noninterest expense	2,258	1,849	7,131	5,505
Income before income taxes	72	1,633	4,197	5,504
Income tax expense (1)	32	609	1,494	2,064
Net income	$40	$1,024	$2,703	$3,440

Net interest yield (1)	3.18%	3.34%	3.39%	3.18%
Return on average equity	0.26	8.06	6.02	9.27
Efficiency ratio (1)	48.35	43.15	39.40	43.22

Average Balance Sheet
Total loans and leases	$308,764	$320,813	$320,904	$314,031
Total earning assets	347,202	327,520	330,464	320,495
Total assets	405,178	385,111	387,725	377,832
Total deposits	214,286	177,668	205,285	170,162
Allocated equity	61,327	50,558	59,993	49,547

			September 30
			2009	2008
Period-end Balance Sheet
Total loans and leases			$300,814	$326,970
Total earning assets			324,965	338,408
Total assets			381,041	397,645
Total deposits			210,211	195,486

(1)	FTE basis

Global Banking provides a wide range of lending-related products and services, integrated working capital management, treasury solutions and investment banking services to clients worldwide through our network of offices and client relationship teams along with various product partners. Our clients include multinationals, middle-market and business banking companies, correspondent banks, commercial real estate firms and governments. Our lending products and services include commercial loans and commitment facilities, real estate lending, leasing, trade finance, short-term credit facilities and asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Our investment banking services provide our commercial and corporate issuer clients with debt and equity underwriting and distribution capabilities as well as merger-related and other advisory services. Global Banking also includes the results of our merchant services joint venture, as discussed below, and the economic hedging of our credit risk to certain exposures utilizing various risk mitigation tools. Our clients are supported in offices throughout the world that are divided into four distinct geographic regions: U.S. and Canada; Asia Pacific; Europe, Middle East, and Africa; and Latin America. For more information on our foreign operations, see Foreign Portfolio beginning on page 189.

During the second quarter of 2009, the Corporation entered into a joint venture agreement with First Data Corporation to form Banc of America Merchant Services, LLC. The joint venture provides payment solutions, including credit, debit and prepaid cards, and check and e-commerce payments, to merchants ranging from small business to corporate and commercial clients worldwide. The Corporation contributed approximately 240,000 current merchant relationships, a sales force of approximately 350 associates, and the use of the Bank of America brand name in addition to a distribution platform that includes more than 6,100 banking centers and 2,500 commercial and corporate bankers. First Data Corporation contributed approximately 140,000 current merchant relationships, 200 sales associates and state of the art technology. The joint venture and clients will benefit from both companies’ comprehensive suite of leading payment solutions capabilities. The joint venture is approximately 46.5 percent owned by the Corporation and 48.5 percent owned by First Data Corporation with the remaining stake held by a third party investor. The Corporation accounts for its investment in the joint venture under the equity method of accounting. During the second quarter of 2009, the Corporation recorded a pre-tax gain of $3.8 billion which represents the excess fair value over the book value of our contributed merchant processing business.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net income decreased $984 million, or 96 percent, to $40 million as an increase in revenue was more than offset by higher provision for credit losses and noninterest expense.

Net interest income remained relatively flat as average deposits grew $36.6 billion, or 21 percent, driven by strong organic growth in the third quarter of 2009 as our clients remain very liquid. In addition, average deposit growth benefited from a flight-to-quality in late 2008. Net interest income also benefited from improved loan spreads on new, renewed or amended facilities. These increases were offset by a $12.0 billion, or four percent, decline in average loan balances due to decreased client demand as capital markets began to open up so that corporate clients could access other funding sources. In addition, net interest income was negatively impacted by a lower residual net interest income allocation related to ALM activities and increased nonperforming loans.

Noninterest income increased $350 million to $1.9 billion, mainly driven by higher investment banking income and service charges partially offset by lower card income. Investment banking income increased $363 million due to the acquisition of Merrill Lynch and strong growth in debt and equity capital markets fees. The increase in service charges of $224 million was driven by the Merrill Lynch acquisition and the impact of fees charged for services provided to the merchant joint venture. All other income decreased $237 million compared to prior year as card income that was historically earned by us is now earned by the merchant joint venture. Partially offsetting this decrease is our proportionate share of the merchant joint venture net income that is accounted for under the equity method of accounting.

The provision for credit losses increased $1.5 billion to $2.3 billion. The increase was driven by higher reserve additions and net charge-offs in the commercial real estate portfolio due to deterioration across various property types. Also contributing were higher net charge-offs within the commercial domestic portfolio, which were across a broad range of borrowers and industries. Partially offsetting these increases was a reduction in reserves in the third quarter of 2009 on the dealer financial services portfolio primarily due to decreased loss severities. This compares to additions to the dealer financial services portfolio reserves in the same period in 2008.

Noninterest expense increased $409 million, or 22 percent, primarily attributable to the impact of the Merrill Lynch acquisition and higher FDIC expenses. These items were partially offset by a reduction in certain merchant related expenses that are now incurred by the merchant joint venture and a change in compensation that delivers a greater portion of incentive pay over time which reduced personnel expenses by $142 million during the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased $737 million, or 21 percent, as higher total revenue of $5.4 billion was more than offset by increases in provision for credit losses of $5.0 billion and noninterest expense of $1.6 billion. Net interest income increased $737 million to $8.4 billion, as average loans increased $6.9 billion to $320.9 billion and average deposits increased $35.1 billion to $205.3 billion. Noninterest income increased $4.6 billion to $9.7 billion, driven by gain on the contribution of our merchant services business into a joint venture in the second quarter of 2009 partially offset by higher market disruption charges that were recorded in Global Banking. The higher provision for credit losses and noninterest expense were primarily driven by the same factors noted in the three month discussion above. In addition, noninterest income and noninterest expense were unfavorably impacted by the absence of Global Banking’s share of the Visa-related gain recorded in the first quarter of 2008. For more information on market disruption charges see the Global Markets discussion on page 128.

Global Banking Revenue

Global Banking evaluates its revenue from two primary client views, global commercial banking and global corporate and investment banking. Global commercial banking primarily includes revenue related to our commercial and business banking clients who are generally defined as companies with sales between $2 million and $2 billion including middle-market and multinational clients as well as commercial real estate clients. Global corporate and investment banking primarily includes revenue related to our large corporate clients including multinationals which are generally defined as companies with sales in excess of $2 billion. Additionally, global corporate and investment banking revenue also includes debt and equity underwriting and merger-related advisory services (net of revenue sharing primarily with Global Markets). The following table presents further detail regarding Global Banking revenue.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Global Banking revenue
Global commercial banking	$2,905	$2,864	$12,382	$8,501
Global corporate and investment banking	1,765	1,420	5,718	4,236
Total Global Banking revenue	$4,670	$4,284	$18,100	$12,737

Global Banking revenue increased $386 million to $4.7 billion and $5.4 billion to $18.1 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

•

Global commercial banking revenue increased $41 million and $3.9 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008, with the nine month amount driven by the gain related to the contribution of the merchant processing business into the joint venture.

Credit-related revenue within global commercial banking increased $219 million to $1.7 billion and $665 million to $5.0 billion for the three and nine months ended September 30, 2009 due to the impact of the Merrill Lynch acquisition and improved loan spreads. Average loans and leases decreased $8.8 billion to $215.9 billion for the three months ended September 30, 2009 due to lower client demand that primarily occurred in the third quarter of 2009. Average loans and leases remained flat at $222.2 billion for the nine months ended September 30, 2009 as increased balances due to the Merrill Lynch acquisition were offset by reduced client demand.

Treasury services-related revenue within global commercial banking decreased $178 million to $1.2 billion in the three months ended September 30, 2009 due to the reduction in market-based interest rates and lower residual net interest income. For the nine-month period revenue increased $3.2 billion to $7.4 billion driven by the $3.8 billion gain related to the contribution of the merchant processing business to the joint venture, partially offset by lower net interest income.

Average treasury services deposit balances increased $25.7 billion to $132.6 billion and $21.6 billion to $126.4 billion driven by strong organic growth in the third quarter of 2009 and a flight-to-quality in late 2008. The increase in noninterest income for the nine months ended September 30, 2009 was adversely impacted by the absence of the gain associated with the Visa IPO. Treasury services net income decreased $86 million to $386 million and increased $1.8 billion to $3.4 billion for the three and nine months ended September 30, 2009 as the increase in treasury services-related revenue was partially offset by higher FDIC expenses including the special assessment that occurred during the second quarter of 2009.

•

Global corporate and investment banking revenue increased $345 million and $1.5 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008 driven primarily by the Merrill Lynch acquisition which increased debt and equity capital markets fees, and higher net interest income due mainly to growth in average deposits.

Credit-related revenue within global corporate and investment banking increased $60 million to $607 million and $415 million to $2.1 billion for the three and nine months ended September 30, 2009 driven by improved loan spreads and the impact of the Merrill Lynch acquisition, partially offset by the adverse impact of increased nonperforming loans and the higher cost of credit hedging. Average loans and leases decreased $3.2 billion to $92.9 billion in the three months ended September 30, 2009 due to lower client demand that primarily occurred in the third quarter of 2009 and increased $6.9 billion to $98.7 billion in the nine-month period reflecting the impact of the Merrill Lynch acquisition.

Treasury services-related revenue within global corporate and investment banking decreased $169 million to $609 million and $316 million to $1.8 billion for the three and nine months ended September 30, 2009 driven by lower net interest income, service fees and card income. Average deposit balances increased $10.9 billion to $81.7 billion and $13.5 billion to $78.9 billion during the three and nine months ended September 30, 2009 primarily due to strong organic growth in the third quarter of 2009 and a flight-to-quality in late 2008. Treasury services net income decreased $131 million to $88 million and $262 million to $267 million due to the decreased revenue and higher FDIC expenses.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Investment banking income
Advisory (1)	$186	$109	$807	$362
Debt issuance	720	332	2,319	1,160
Equity issuance	406	50	1,071	400
	1,312	491	4,197	1,922
Other (2)	(58)	(17)	(242)	(277)
Total investment banking income	$1,254	$474	$3,955	$1,645

(1)	Advisory includes fees on debt and equity advisory and merger and acquisitions.

(2)	Represents the offset to fees paid on the Corporation’s transactions.

Investment banking income increased $780 million to $1.3 billion and $2.3 billion to $4.0 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. These increases were largely due to the Merrill Lynch acquisition and favorable market conditions for debt and equity issuances. Debt issuance fees increased $388 million and $1.2 billion due primarily to leveraged finance and investment grade bond issuances. Equity issuance fees increased $356 million and $671 million as we benefited from the increased size of the investment banking platform. Advisory fees increased $77 million and $445 million, attributable to the larger mergers and acquisition and advisory platform.

Global Markets

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Net interest income (1)	$1,462	$1,286	$4,870	$3,618
Noninterest income:
Investment and brokerage services	562	195	1,978	601
Investment banking income	635	251	1,940	966
Trading account profits (losses)	3,380	(499)	10,314	(1,918)
All other income (loss)	(212)	(1,072)	(1,866)	(2,543)
Total noninterest income (loss)	4,365	(1,125)	12,366	(2,894)
Total revenue, net of interest expense	5,827	161	17,236	724

Provision for credit losses	98	(24)	148	(63)
Noninterest expense	2,328	1,120	7,962	2,802
Income (loss) before income taxes	3,401	(935)	9,126	(2,015)
Income tax expense (benefit) (1)	1,211	(347)	3,099	(752)
Net income (loss)	$2,190	$(588)	$6,027	$(1,263)

Return on average equity	19.87%	n/m	23.62%	n/m
Efficiency ratio (1)	39.96	n/m	46.20	n/m

Average Balance Sheet
Total trading-related assets (2)	$495,757	$347,088	$512,325	$345,779
Total market-based earning assets	468,999	369,921	478,448	377,148
Total earning assets	476,450	375,009	488,603	382,500
Total assets	633,909	430,539	664,690	440,311
Allocated equity (3)	43,739	12,127	34,121	11,937

			September 30
			2009	2008
Period end Balance Sheet
Total trading-related assets (2)			$448,293	$275,703
Total market-based earning assets			418,931	282,260
Total earning assets			425,402	288,107
Total assets			588,641	350,326

(1)	FTE basis. The FTE adjustment was $82 million and $251 million for the three and nine months ended September 30, 2009 compared to $62 million and $197 million for the same periods in 2008.

(2)	Includes assets which are not considered earning assets (i.e., derivative assets).

(3)

Average allocated equity increased for the three and nine months ended September 30, 2009 as compared to the same periods in the prior year due to the Merrill Lynch acquisition and the related higher trading and operational risk.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net income increased $2.8 billion to $2.2 billion from a loss of $588 million as increased noninterest income was partially offset by higher noninterest expense.

Net interest income, almost all of which is market based, increased $176 million to $1.5 billion due to growth in average market-based earning assets which increased $99.1 billion or 27 percent, driven primarily by the Merrill Lynch acquisition.

Noninterest income increased $5.5 billion due to the Merrill Lynch acquisition, favorable core trading results and reduced market disruption charges partially offset by a negative credit valuation adjustment on derivative liabilities due to improvement in our credit spreads during the third quarter of 2009. Noninterest expense increased $1.2 billion, largely attributable to the Merrill Lynch acquisition. This increase was partially offset by a change in compensation that delivers a greater portion of incentive pay over time which reduced personnel expenses by $533 million during the three months ended September 30, 2009. For more information relating to our sales and trading revenue, see the following discussion.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income was $6.0 billion compared to a net loss of $1.3 billion for the same period in 2008. This increase was driven by higher noninterest income of $15.3 billion and net interest income of $1.3 billion partially offset by increased noninterest expense of $5.2 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above. Further, personnel expense for the nine months ended September 30, 2008 benefited from a reduction in performance-based incentive compensation due to changes enacted in the second quarter of 2008.

Sales and Trading Revenue

Global Markets revenue is primarily derived from sales and trading and investment banking activities which are shared between Global Markets and Global Banking. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. In order to reflect the relative contribution of each business segment, a revenue-sharing agreement has been implemented which attributes revenue accordingly (see page 127 for a discussion of investment banking fees on a consolidated basis). In addition, certain gains and losses related to market disruption charges and select trading results are also allocated or shared between Global Markets and Global Banking. Therefore, in order to provide a complete discussion of our sales and trading revenue, we have included the following table and related discussion that presents total sales and trading revenue for the consolidated Corporation. Sales and trading revenue is segregated into fixed income (investment and noninvestment grade corporate debt obligations, CMBS, RMBS and CDOs), currencies (interest rate and foreign exchange contracts) and commodities (primarily futures, forwards, swaps and options), and equity income from equity-linked derivatives and cash equity activity. For additional information on sales and trading revenue see Note 4 – Derivatives to the Consolidated Financial Statements.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Sales and trading revenue (1, 2)
Fixed income, currency and commodities (FICC)	$4,041	$(654)	$11,511	$(1,800)
Equity income	1,265	176	3,952	760
Total sales and trading revenue	$5,306	$(478)	$15,463	$(1,040)

(1)	The FTE adjustment was $82 million and $251 million for the three and nine months ended September 30, 2009 compared to $62 million and $197 million for the same periods in 2008.

(2)

Includes $240 million and $721 million of market disruption charges that were allocated to Global Banking during the three and nine months ended September 30, 2009 compared to $137 million and $515 million for the same periods in 2008.

Sales and trading revenue increased $5.8 billion to $5.3 billion and $16.5 billion to $15.5 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. All sales and trading products discussed below increased due to the Merrill Lynch acquisition. We recognized market disruption gains during the three months ended September 30, 2009 of $218 million of which a gain of $458 million was included in Global Markets compared to a loss of $1.9 billion for the same period in 2008 of which $1.7 billion was recorded in Global Markets. Market disruption charges for the nine months ended September 30, 2009 were $2.8 billion, of which $2.1 billion was included in Global Markets as compared to $5.9 billion for the same period in 2008 of which $5.4 billion was recorded in Global Markets. Further, we recorded negative credit valuation adjustments on derivative liabilities of $714 million and $631 million for changes in our credit spreads for the three and nine months ended September 30, 2009 compared to gains of $106 million and $346 million during the same periods in 2008.

FICC revenue increased $4.7 billion to $4.0 billion and $13.3 billion to $11.5 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily driven by credit products, which continued to benefit from improved market liquidity and tighter credit spreads.

•

During the three and nine months ended September 30, 2009, we incurred $287 million and $2.0 billion of losses resulting from our CDO exposure, which includes our super senior, warehouse, sales and trading positions, our hedging activities and counterparty credit risk valuations. This compares to $952 million and $3.1 billion in CDO-related losses for the same periods in 2008. Included in the above losses were $149 million and $777 million of losses recognized during the three and nine months ended September 30, 2009 to cover counterparty risk on our CDO-related exposure compared to $225 million and $612 million for the same periods in 2008. Additionally, we recorded other-than-temporary impairment charges related to CDOs and purchased securities classified as AFS debt securities of $258 million and $856 million for the three and nine months ended September 30, 2009 compared to $803 million and $1.9 billion for the same periods in 2008. See the detailed CDO exposure discussion to follow.

•

During the three and nine months ended September 30, 2009 we recorded $345 million and $977 million of losses (net of hedges) on CMBS funded debt and forward finance commitments as compared to $148 million and $419 million for the same periods in 2008. These losses were concentrated in the more difficult to hedge floating-rate debt. In addition, we recorded $193 million and $456 million in losses associated with equity investments we made in acquisition-related financing transactions during the three and nine months ended September 30, 2009 compared to $34 million and $218 million in losses for the same periods in 2008. At September 30, 2009 and December 31, 2008, we held $6.2 billion and $7.6 billion of funded and unfunded CMBS exposure of which $5.1 billion and $6.0 billion were primarily floating-rate acquisition-related financings to major, well-known operating companies. CMBS exposure decreased as the $4.1 billion of funded CMBS debt acquired in the Merrill Lynch acquisition was partially offset by a transfer of $3.8 billion of CMBS funded Merrill Lynch debt in the first quarter to commercial loans held for investment as we plan to hold these positions for the foreseeable future and, to a lesser extent, by loan sales and paydowns.

•

We incurred losses on our leverage loan exposures for the three and nine months ended September 30, 2009 of $25 million and $230 million compared to $145 million and $648 million for the same periods in 2008. At September 30, 2009, the carrying value of our leveraged funded positions held for distribution was $2.6 billion, which includes $1.4 billion from the Merrill Lynch acquisition, compared to $2.8 billion at December 31, 2008, which excludes Merrill Lynch. At September 30, 2009, 98 percent of the carrying value of the leveraged funded positions were senior secured.

•

We recorded a gain of $84 million and a loss of $67 million on ARS for the three and nine months ended September 30, 2009, which reflects stabilizing valuations on ARS during the three months ended September 30, 2009 compared to losses of $416 million and $666 million in the same periods in 2008 which includes $123 million recorded in GWIM for both periods in 2008. We have agreed to purchase ARS at par from certain customers in connection with an agreement with federal and state securities regulators. During the nine months ended September 30, 2009, the Corporation purchased a net $3.3 billion of ARS from our customers and at September 30, 2009 the Corporation’s outstanding buyback commitment was $690 million.

Equity products sales and trading revenue increased $1.1 billion to $1.3 billion and $3.2 billion to $4.0 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008 driven by the addition of Merrill Lynch’s Trading and Financing platforms.

Collateralized Debt Obligation Exposure at September 30, 2009

CDO vehicles hold diversified pools of fixed income securities. CDO vehicles issue multiple tranches of debt securities, including commercial paper, mezzanine and equity securities. Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, refer to Collateralized Debt Obligation Vehicles as part of Off-Balance Sheet Arrangements beginning on page 142. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

As presented in the following table at September 30, 2009, our hedged and unhedged super senior CDO exposure before consideration of insurance, net of writedowns was $4.9 billion.

  Super Senior Collateralized Debt Obligation Exposure (1,2)

  September 30, 2009

(Dollars in millions)	Subprime (3)	Purchased Securities	Total Subprime	Non-Subprime (4)	Total
Unhedged	$994	$968	$1,962	$1,608	$3,570
Hedged (5)	667	-	667	699	1,366
Total	$1,661	$968	$2,629	$2,307	$4,936

(1)

At September 30, 2009, we valued our CDO structures consistent with how we valued them at December 31, 2008. We obtain security values using either external pricing services or offsetting trades for approximately 83 percent and 72 percent of the CDO exposure and related purchased securities for which we used the average of all prices obtained by security. Similarly, the majority of the remaining positions where no pricing quotes were available were valued using matrix pricing and projected cash flows. For additional information please refer to the CDO exposure discussion on page 24 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

(2)

Unrealized losses recorded in accumulated OCI on super senior cash positions and purchased securities from liquidated CDOs in aggregate decreased $564 million and $16 million (pre-tax) during the three and nine months ended September 30, 2009 to $746 million (pre-tax) at September 30, 2009.

(3)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.

(4)	Includes highly-rated collateralized loan obligations and CMBS super senior exposure.

(5)	Hedged amounts are presented at carrying value before consideration of the insurance.

Total super senior subprime unhedged exposure of $2.0 billion was carried at 17 percent and the $1.6 billion of non-subprime unhedged exposure was carried at 58 percent of their original net exposure amounts at September 30, 2009. Net hedged subprime super senior exposure of $667 million was carried at 13 percent and the $699 million of hedged non-subprime super senior exposure was carried at 67 percent of their original net exposure.

The following table presents the carrying values of our subprime net exposures including subprime collateral content and percentages of recent vintages.

 Unhedged Subprime Super Senior Collateralized Debt Obligation Carrying Values (1)

September 30, 2009
				Vintage of Subprime Collateral
(Dollars in millions)	Subprime Net Exposure	Carrying Value as a Percent of Original Net Exposure	Subprime Content of Collateral (2)	Percent in 2006/2007 Vintages	Percent in 2005/Prior Vintages

Mezzanine super senior liquidity commitments	$67	5%	100%	84%	16%

Other super senior exposure
High grade	622	22	40	27	73
Mezzanine	303	17	34	81	19
CDOs-squared	2	3	100	100	-
Total other super senior	927
Total super senior	994	16
Purchased securities from liquidated CDOs	968	19	34	27	73
Total	$1,962	17

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the ultimate underlying collateral’s original net exposure value.

(2)	Based on current net exposure value.

At September 30, 2009, we held purchased insurance with a notional value of $5.2 billion, of which $3.8 billion related to monolines, on our subprime super senior CDO exposure and we held collateral in the form of cash and marketable securities of $1.1 billion related to our purchased insurance. This purchased insurance included $2.8 billion of insurance that was provided by monolines in the form of CDS, total return swaps (TRS) or financial guarantees. In addition, we held $1.0 billion of purchased insurance on our non-subprime super senior CDO exposure all of which was provided by monolines in the form of CDS, TRS or financial guarantees. In the case of default, we look to the underlying securities and then to recovery on purchased insurance. The table below provides notional, receivable, counterparty credit valuation adjustment and gains (losses) during the periods on insurance purchased from monolines.

 Credit Default Swaps with Monoline Financial Guarantors

September 30, 2009
(Dollars in millions)	Super Senior CDOs	Other Guaranteed Positions (1)	Total

Notional	$3,785	$41,045	$44,830

Mark-to-market or guarantor receivable	$2,813	$8,500	$11,313
Credit valuation adjustment	(1,750)	(4,140)	(5,890)
Total	$1,063	$4,360	$5,423
Credit valuation adjustment %	62%	49%	52%
(Writedowns) gains during the three months ended September 30, 2009	$(226)	$795	$569
(Writedowns) gains during the nine months ended September 30, 2009	(838)	58	(780)

(1)

Other guaranteed positions represent exposure to monolines that predominantly hedge corporate CLO and CDO exposure as well as CMBS, RMBS and other ABS cash and synthetic exposures that were acquired from Merrill Lynch.

Monoline wrap protection on our super senior CDOs had a notional value of $3.8 billion at September 30, 2009, with a receivable of $2.8 billion and a counterparty credit valuation adjustment of $1.8 billion or 62 percent. During the three and nine months ended September 30, 2009, we recorded losses of $226 million and $838 million for counterparty credit risk related writedowns to these positions. At December 31, 2008, the monoline wrap on our super senior CDOs had a notional value of $2.8 billion, with a receivable of $1.5 billion and a counterparty credit valuation adjustment of $1.1 billion, or 72 percent.

In addition to the monoline financial guarantor exposure related to super senior CDOs, we had $41.0 billion of notional exposure to monolines that predominantly hedge corporate CLO and CDO exposure as well as CMBS, RMBS and other ABS cash and synthetic exposures related to exposures that were acquired from Merrill Lynch. At December 31, 2008, the monoline wrap on our other guaranteed positions was $5.9 billion of notional exposure. Mark-to-market monoline derivative credit exposure was $8.5 billion at September 30, 2009 compared to $694 million at December 31, 2008. This increase was driven by the addition of Merrill Lynch exposures as well as credit deterioration related to underlying counterparties, partially offset by positive valuation adjustments on legacy assets and terminated monoline contracts. At September 30, 2009, the counterparty credit valuation adjustment related to monoline derivative exposure was $4.1 billion which reduced our net mark-to-market exposure to $4.4 billion. We do not hold collateral against these derivative exposures. During the three and nine months ended September 30, 2009, we recognized gains of $795 million and $58 million for counterparty credit risk related to these positions. During the three months ended September 30, 2009, the credit valuation adjustment percentage on our other guaranteed positions decreased two percentage points due to cancellations partially offset by increased reserves as the remainder of our exposure declined. In addition, the positive fair value adjustment on our other guaranteed positions was driven by cancellations and the recoveries of values on exposures insured by monolines which enabled us to recover a portion of the valuation allowances on the monolines.

With the Merrill Lynch acquisition, we acquired a loan with a carrying value of $4.5 billion as of September 30, 2009 that is collateralized by U.S. super senior ABS CDOs. The loan has full recourse to the borrower and all scheduled payments on the loan have been received. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure discussions and the tables above.

Global Wealth & Investment Management

	Three Months Ended September 30, 2009
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$1,330	$1,088	$328	$9	$(95)
Noninterest income:
Investment and brokerage services	2,328	1,542	310	277	199
All other income (loss)	437	397	11	(134)	163
Total noninterest income	2,765	1,939	321	143	362
Total revenue, net of interest expense	4,095	3,027	649	152	267

Provision for credit losses	515	262	253	-	-
Noninterest expense	3,169	2,273	478	228	190
Income (loss) before income taxes	411	492	(82)	(76)	77
Income tax expense (benefit) (2)	140	182	(30)	(28)	16
Net income (loss)	$271	$310	$(52)	$(48)	$61

Net interest yield (2)	2.54%	2.52%	2.48%	n/m	n/m
Return on average equity (3)	5.61	14.71	n/m	n/m	n/m
Efficiency ratio (2)	77.38	75.15	73.63	n/m	n/m
Period end – total assets (4)	$249,110	$194,322	$55,574	$3,137	n/m

	Three Months Ended September 30, 2008
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$1,271	$857	$414	$-	$-
Noninterest income:
Investment and brokerage services	1,002	241	328	394	39
All other income (loss)	(703)	(56)	(13)	(636)	2
Total noninterest income	299	185	315	(242)	41
Total revenue, net of interest expense	1,570	1,042	729	(242)	41

Provision for credit losses	150	135	15	-	-
Noninterest expense	1,286	454	488	323	21
Income (loss) before income taxes	134	453	226	(565)	20
Income tax expense (benefit) (2)	54	168	84	(209)	11
Net income (loss)	$80	$285	$142	$(356)	$9

Net interest yield (2)	3.08%	2.72%	3.09%	n/m	n/m
Return on average equity (3)	2.74	34.82	11.95	n/m	n/m
Efficiency ratio (2)	81.90	43.61	66.98	n/m	n/m
Period end – total assets (4)	$180,499	$129,616	$57,627	$3,084	n/m

(1)

Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined Merrill Lynch’s wealth management business and our former Premier Banking & Investments business to form Merrill Lynch Global Wealth Management (MLGWM).

(2)	FTE basis

(3)	Average allocated equity for GWIM was $19.3 billion and $11.7 billion for the three months ended September 30, 2009 and 2008.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

   n/m = not meaningful

	Nine Months Ended September 30, 2009
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$4,280	$3,533	$1,026	$31	$(310)
Noninterest income:
Investment and brokerage services	6,869	4,516	958	807	588
All other income (loss)	1,457	1,246	37	(203)	377
Total noninterest income	8,326	5,762	995	604	965
Total revenue, net of interest expense	12,606	9,295	2,021	635	655

Provision for credit losses	1,007	639	368	-	-
Noninterest expense	9,747	7,020	1,475	681	571
Income (loss) before income taxes	1,852	1,636	178	(46)	84
Income tax expense (benefit) (2)	650	605	66	(17)	(4)
Net income (loss)	$1,202	$1,031	$112	$(29)	$88

Net interest yield (2)	2.62%	2.57%	2.59%	n/m	n/m
Return on average equity (3)	8.75	17.93	2.96	n/m	n/m
Efficiency ratio (2)	77.32	75.53	72.96	n/m	n/m
Period end – total assets (4)	$249,110	$194,322	$55,574	$3,137	n/m

	Nine Months Ended September 30, 2008
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management (1)	U.S. Trust	Columbia Management	Other
Net interest income (2)	$3,449	$2,327	$1,119	$(7)	$10
Noninterest income:
Investment and brokerage services	3,178	763	1,095	1,195	125
All other income (loss)	(808)	58	23	(890)	1
Total noninterest income	2,370	821	1,118	305	126
Total revenue, net of interest expense	5,819	3,148	2,237	298	136

Provision for credit losses	512	487	25	-	-
Noninterest expense	3,841	1,386	1,458	935	62
Income (loss) before income taxes	1,466	1,275	754	(637)	74
Income tax expense (benefit) (2)	553	472	279	(236)	38
Net income (loss)	$913	$803	$475	$(401)	$36

Net interest yield (2)	2.94%	2.58%	2.95%	n/m	n/m
Return on average equity (3)	10.44	32.20	13.67	n/m	n/m
Efficiency ratio (2)	66.01	44.01	65.17	n/m	n/m
Period end – total assets (4)	$180,499	$129,616	$57,627	$3,084	n/m

(1)	Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined Merrill Lynch’s wealth management business and our former Premier Banking & Investments business to form MLGWM.

(2)	FTE basis

(3)	Average allocated equity for GWIM was $18.4 billion and $11.7 billion for the nine months ended September 30, 2009 and 2008.

(4)	Total assets include asset allocations to match liabilities (i.e., deposits).

   n/m = not meaningful

	Ending Balance		Average Balance
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Total loans and leases	$99,307	$89,004	$101,181	$88,255	$104,454	$87,162
Total earning assets (1)	217,937	170,735	207,870	164,051	218,767	156,441
Total assets (1)	249,110	180,499	239,113	173,505	251,512	166,013
Total deposits	220,482	167,426	214,994	162,192	226,967	156,762

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GWIM provides a wide offering of customized banking, investment and brokerage services tailored to meet the changing wealth management needs of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: MLGWM; U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Columbia. The results of the Institutional Retirement, Philanthropy & Investments business, the Corporation’s approximately 48 percent economic ownership in BlackRock and other miscellaneous items are included in Other within GWIM.

As part of the Merrill Lynch acquisition, we added its financial advisors and an economic ownership of approximately 48 percent in BlackRock, a publicly traded investment management company. On June 12, 2009, BlackRock agreed to purchase Barclays Global Investors from Barclays, Plc. and upon the closing of this transaction, which is anticipated to occur in the fourth quarter of 2009, GWIM will record an adjustment to the BlackRock investment. This acquisition will have the effect of diluting our ownership interest in BlackRock, which for accounting purposes will be treated as a sale of a portion of our ownership interest. As a result, the Corporation’s economic interest in Blackrock will be approximately 35 percent.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net income increased $191 million to $271 million as higher total revenue was partially offset by increases in noninterest expense and provision for credit losses.

Net interest income increased $59 million, or five percent, to $1.3 billion primarily due to the acquisition of Merrill Lynch partially offset by lower residual net interest income allocation from ALM activities and the impact of the transfer of client balances during the first nine months of 2009 to Deposits and Home Loans & Insurance. GWIM’s average loan and deposit growth benefited from the acquisition of Merrill Lynch and the shift of client assets from off-balance sheet (e.g., money market funds) to on-balance sheet products (e.g., deposits) partially offset by the net migration of customer relationships. A more detailed discussion regarding migrated customer relationships and related balances is provided in the MLGWM discussion beginning on page 136.

Noninterest income increased $2.5 billion to $2.8 billion primarily due to higher investment and brokerage services income driven by the Merrill Lynch acquisition, lower support provided to certain cash funds and decreased losses related to ARS partially offset by the impact of lower equity market levels and net outflows primarily in the cash complex.

Provision for credit losses increased $365 million to $515 million, primarily driven by a single large commercial charge-off and higher additions to the reserves in the consumer real estate and commercial portfolios reflecting the weak economy.

Noninterest expense increased $1.9 billion to $3.2 billion driven by the addition of Merrill Lynch and higher FDIC expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income increased $289 million, or 32 percent, to $1.2 billion driven by increases of $6.0 billion in noninterest income and $831 million in net interest income partially offset by increases of $5.9 billion in noninterest expense and $495 million in provision for credit losses. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above. In addition noninterest expense was adversely impacted by the special assessment in the second quarter of 2009.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets and assets in custody.

Client Assets
	September 30
(Dollars in millions)	2009	2008

Assets under management	$739,831	$564,438

Client brokerage assets (1)	1,235,483	196,566

Assets in custody	269,233	150,575

Less: Client brokerage assets and assets in custody included in assets under management	(323,151)	(82,921)

Total net client assets	$1,921,396	$828,658

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

The increases in net client assets were driven by the acquisition of Merrill Lynch and higher equity market values period over period, partially offset by outflows that primarily occurred in the Columbia cash fund complex due to increasing rate pressures.

Merrill Lynch Global Wealth Management

Effective January 1, 2009, as a result of the Merrill Lynch acquisition, we combined the Merrill Lynch wealth management business and our former Premier Banking & Investments business to form MLGWM. MLGWM provides a high-touch client experience through a network of approximately 15,000 client facing financial advisors to our affluent customers with a personal wealth profile of at least $250,000 of investable assets. The addition of Merrill Lynch created one of the largest financial advisor networks in the world. Merrill Lynch added $2.6 billion and $7.6 billion in revenue and $443 million and $1.2 billion in net income during the three and nine months ended September 30, 2009. Total client balances in MLGWM, which include deposits, AUM, client brokerage assets and other assets in custody, were $1.4 trillion at September 30, 2009.

MLGWM includes the impact of migrating customers, and their related deposit and loan balances, to or from Deposits and Home Loans & Insurance. After migration, the associated net interest income, noninterest income and noninterest expense are recorded in the applicable segment. During the three and nine months ended September 30, 2009, total deposits of $2.9 billion and $43.4 billion were migrated to Deposits from MLGWM. Conversely, during the same periods in 2008, total deposits of $3.3 billion and $15.9 billion were migrated from Deposits to MLGWM. During the three and nine months ended September 30, 2009, total loans of $2.4 billion and $16.1 billion were migrated to Home Loans & Insurance from MLGWM compared to total loans of $148 million and $2.1 billion for the same periods in 2008. These changes in 2009 were mainly due to client segmentation threshold changes resulting from the Merrill Lynch acquisition.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net income increased $25 million, or nine percent, to $310 million as increases in noninterest income and net interest income were partially offset by higher noninterest expense. Net interest income increased $231 million, or 27 percent, to $1.1 billion driven by higher average deposit and loan balances due to the acquisition of Merrill Lynch partially offset by lower residual net interest income, the impact of migration to Deposits and Home Loans & Insurance, and spread compression driven by competitive deposit pricing. Noninterest income increased $1.8 billion to $1.9 billion due to an increase in investment and brokerage services income of $1.3 billion to $1.5 billion driven by the acquisition of Merrill Lynch combined with lower losses related to ARS. Provision for credit losses increased $127 million to $262 million primarily driven by increased credit costs related to the consumer real estate portfolio, reflecting the weak housing market. Also contributing were reserve additions to the commercial domestic portfolio which were broad-based in terms of borrowers and industries. Noninterest expense increased $1.8 billion to $2.3 billion driven by the acquisition of Merrill Lynch.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income increased $228 million, or 28 percent, to $1.0 billion driven by increases of $1.2 billion in net interest income and $4.9 billion in noninterest income partially offset by an increase of $5.6 billion in noninterest expense. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above. In addition, noninterest expense was adversely impacted by higher FDIC expenses, including the special assessment.

U.S. Trust, Bank of America Private Wealth Management

U.S. Trust provides comprehensive wealth management solutions to wealthy and ultra-wealthy clients with investable assets of more than $3 million. In addition, U.S. Trust provides resources and customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs as well as specialty asset management services (oil and gas, real estate, farm and ranch, timberland, private businesses and tax advisory). Clients also benefit from access to resources available through the Corporation including capital markets products, large and complex financing solutions, and our extensive banking platform.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

U.S. Trust recorded a net loss of $52 million compared to net income of $142 million for the same period in 2008. This decrease was driven by higher provision for credit losses and lower net interest income. Net interest income decreased $86 million, or 21 percent, due to lower residual net interest income partially offset by the shift of client assets from off-balance sheet (e.g., money market funds) to on-balance sheet products (e.g., deposits). Noninterest income was relatively flat as a decrease in investment and brokerage services income due to lower valuations in the equity markets was offset by the addition of the Merrill Lynch trust business combined with lower losses related to ARS. Provision for credit losses increased $238 million to $253 million primarily driven by a single large commercial charge-off and higher additions to the reserves in the consumer real estate and commercial portfolios. Noninterest expense remained relatively flat at $478 million.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased $363 million, or 76 percent, to $112 million driven by increases in provision for credit losses of $343 million as well as lower net interest income of $93 million and noninterest income of $123 million. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.

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

On September 30, 2009, the Corporation reached an agreement to sell the long-term asset management business of Columbia to Ameriprise Financial, Inc., for consideration of approximately $900 million to $1.2 billion subject to certain adjustments including, among other factors, customer retention by the buyer. This includes the management of Columbia’s equity and fixed-income mutual funds and separate accounts. The transaction is expected to close in the second quarter of 2010, and is subject to regulatory approvals and customary closing conditions, including fund board, fund shareholder and other required client approvals.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Columbia recorded a net loss of $48 million compared to a net loss of $356 million for the same period in 2008. Revenue increased $394 million due to reduced losses of $498 million related to support provided to certain cash funds offset by lower investment and brokerage services income of $117 million. The decrease in investment and brokerage services income was the result of lower valuations in the equity markets and net outflows in the cash complex. Noninterest expense decreased $95 million driven by lower revenue-related expenses, such as lower sub-advisory, distribution and dealer support expenses, and reduced personnel-related expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Columbia recorded a net loss of $29 million compared to a net loss of $401 million for the same period in 2008. Revenue increased $337 million driven by reduced losses of $687 million related to support provided to certain cash funds partially offset by lower investment and brokerage services income of $388 million. In addition, noninterest expense decreased $254 million. These period-over-period changes were driven by the same factors as outlined in the three-month discussion above.

Cash Funds Support

Beginning in the second half of 2007, we provided support to certain cash funds managed within Columbia. The funds for which we provided support typically invested in high quality, short-term securities with a portfolio weighted-average maturity of 90 days or less, including securities issued by SIVs and senior debt holdings of financial services companies. Due to market disruptions, certain investments in SIVs and senior debt securities were downgraded by the rating agencies and experienced a decline in fair value. We entered into capital commitments under which the Corporation provided cash to these funds in the event the net asset value per unit of a fund declined below certain thresholds. As of September 30, 2009, all capital commitments to these cash funds have been terminated. During the three and nine months ended September 30, 2009, we had losses of $132 million and $199 million related to these capital commitments compared to losses of $630 million and $886 million for the same periods in 2008.

Additionally, during the three and nine months ended September 30, 2009, we purchased $1.5 billion and $1.8 billion of certain investments from the funds. As a result of these purchases, certain cash funds, including the Prime Funds, managed within Columbia no longer have exposure to SIVs or other troubled assets. At September 30, 2009 and December 31, 2008, we held AFS debt securities with a fair value of $1.0 billion and $698 million of which $727 million and $279 million were classified as nonperforming AFS securities and had $226 million and $272 million of related unrealized losses on these investments recorded in accumulated OCI. The decline in value of these securities was driven by the lack of market liquidity and the overall deterioration of the financial markets. These unrealized losses are recorded in accumulated OCI as we expect to recover the full principal amount of such investments and it is more likely than not that we will not be required to sell the investments prior to recovery. For additional information on the valuation of our AFS securities, see Note 5 – Securities to the Consolidated Financial Statements.

Other

Other includes the results of the Institutional Retirement, Philanthropy & Investments business, the Corporation’s approximately 48 percent economic ownership in BlackRock and other miscellaneous items. Our investment in BlackRock is accounted for under the equity method of accounting with our proportionate share of income or loss recorded in equity investment income.

Net income was $61 million and $88 million for the three and nine months ended September 30, 2009 compared to $9 million and $36 million for the same periods in 2008. The increase was driven by higher noninterest income offset by higher noninterest expense and lower net interest income. Net interest income decreased $95 million and $320 million for the three and nine months ended September 30, 2009 due to the funding cost on a management accounting basis for carrying the BlackRock equity investment. Noninterest income increased $321 million and $839 million due to the addition of the Institutional Retirement, Philanthropy & Investments business from Merrill Lynch and earnings from BlackRock which contributed $114 million and $242 million during the three and nine months ended September 30, 2009. In addition, noninterest expense increased $169 million and $509 million for the three and nine months ended September 30, 2009 primarily driven by the acquisition of the Institutional Retirement, Philanthropy & Investments business.

All Other

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008

(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,867)	$2,275	$408	$(2,342)	$2,207	$(135)
Noninterest income:
Card income (loss)	(720)	1,007	287	538	(507)	31
Equity investment income	886	-	886	(327)	-	(327)
Gains (losses) on sales of debt securities	1,441	-	1,441	(3)	-	(3)
All other income (loss)	(2,371)	26	(2,345)	66	54	120
Total noninterest income	(764)	1,033	269	274	(453)	(179)
Total revenue, net of interest expense	(2,631)	3,308	677	(2,068)	1,754	(314)

Provision for credit losses	(1,222)	3,308	2,086	(996)	1,754	758
Merger and restructuring charges (4)	594	-	594	247	-	247
All other noninterest expense	612	-	612	(86)	-	(86)
Income (loss) before income taxes	(2,615)	-	(2,615)	(1,233)	-	(1,233)
Income tax expense (benefit) (3)	(983)	-	(983)	(540)	-	(540)
Net income (loss)	$(1,632)	$-	$(1,632)	$(693)	$-	$(693)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(5,399)	$7,024	$1,625	$(6,143)	$6,402	$259
Noninterest income:
Card income (loss)	(464)	1,355	891	1,797	(1,768)	29
Equity investment income	8,191	-	8,191	651	-	651
Gains on sales of debt securities	3,584	-	3,584	349	-	349
All other income (loss)	(4,165)	94	(4,071)	(380)	179	(201)
Total noninterest income	7,146	1,449	8,595	2,417	(1,589)	828
Total revenue, net of interest expense	1,747	8,473	10,220	(3,726)	4,813	1,087

Provision for credit losses	(1,908)	8,473	6,565	(3,158)	4,813	1,655
Merger and restructuring charges (4)	2,188	-	2,188	629	-	629
All other noninterest expense	1,439	-	1,439	48	-	48
Income (loss) before income taxes	28	-	28	(1,245)	-	(1,245)
Income tax expense (benefit) (3)	(1,975)	-	(1,975)	(534)	-	(534)
Net income (loss)	$2,003	$-	$2,003	$(711)	$-	$(711)

(1)	Provision for credit losses represents provision for credit losses in All Other combined with the Global Card Services securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Average Balance Sheet
Total loans and leases (1)	$147,666	$146,305	$158,721	$132,615
Total assets (1,2)	203,909	81,340	243,775	61,567
Total deposits	108,244	104,370	106,944	104,143
Allocated equity (3)	42,079	12,760	46,996	16,974
			September 30
Period-end Balance Sheet			2009	2008
Total loans and leases (1)			$145,856	$146,365
Total assets (1,2)			131,155	69,215
Total deposits			94,573	99,003

(1)

Loan amounts are net of the securitization offset of $94.3 billion and $102.0 billion at September 30, 2009 and 2008; $97.5 billion and $105.9 billion for the three months ended September 30, 2009 and 2008; and $100.7 billion and $106.2 billion for the nine months ended September 30, 2009 and 2008.

(2)

Includes elimination of segment excess asset allocations to match liabilities (i.e., deposits) of $527.8 billion and $440.8 billion at September 30, 2009 and 2008; $531.4 billion and $433.0 billion for the three months ended September 30, 2009 and 2008; and $491.8 billion and $403.7 billion for the nine months ended September 30, 2009 and 2008.

(3)

Average allocated equity increased for the three and nine months ended September 30, 2009 as compared to the same periods in the prior year. This increase was primarily attributable to capital issuances during the fourth quarter of 2008 and first half of 2009 that were not allocated to the businesses. For more information on the Corporation’s capital issuances see Liquidity Risk and Capital Management beginning on page 150.

Global Card Services is reported on a managed basis which includes a “securitization impact” adjustment which has the effect of assuming that loans that have been securitized were not sold and presents these loans in a manner similar to the way loans that have not been sold are presented. All Other’s results include a corresponding “securitization offset” which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). See the Global Card Services section beginning on page 117 for information on the Global Card Services managed results. The following All Other discussion focuses on the results on an as adjusted basis excluding the securitization offset. For additional information, see Note 19 – Business Segment Information to the Consolidated Financial Statements.

In addition to the securitization offset discussed above, All Other includes our Equity Investments businesses and Other.

Equity Investments includes Global Principal Investments, Corporate Investments and Strategic Investments. On January 1, 2009, Global Principal Investments added Merrill Lynch’s principal investments. The combined business is comprised of a diversified portfolio of investments in private equity, real estate, strategic capital and other alternative investments. These investments are made either directly in a company or held through a fund. In addition, Global Principal Investments has unfunded equity commitments related to some of these investments. For more information on these commitments, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. Global Principal Investments’ equity investments had a carrying value of $13.5 billion at September 30, 2009.

Corporate Investments primarily includes investments in publicly-traded debt and equity securities and funds which are accounted for as AFS marketable equity securities. Strategic Investments includes investments of $9.2 billion in CCB, $4.9 billion in Itaú Unibanco, $2.4 billion in Grupo Financiero Santander, S.A. (Santander) and other investments. During the nine months ended September 30, 2009, we sold our 19.1 billion common share initial investment in CCB for $10.1 billion, reducing our ownership to 10.95 percent and resulting in a pre-tax gain of $7.3 billion. During 2008, under the terms of the purchase option the Corporation increased its ownership by purchasing approximately 25.6 billion common shares for $9.2 billion. These shares are accounted for at cost, are recorded in other assets and are non-transferable until August 2011. We remain a significant shareholder in CCB and intend to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, we expect to continue to provide advice and assistance to CCB. The shares of Itaú Unibanco are carried at fair value with an offset, net-of-tax, to accumulated OCI and are accounted for as AFS marketable equity securities. Our investment in Santander is accounted for under the equity method of accounting. Income associated with Equity Investments is recorded in equity investment income.

The following table presents the components of All Other’s equity investment income and reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2009 and 2008 and also All Other’s equity investments as of September 30, 2009 and 2008.

Equity Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Global Principal Investments	$713	$(29)	$551	$279
Corporate Investments	109	(369)	(153)	(225)
Strategic and other investments	64	71	7,793	597
Total equity investment income (loss) included in All Other	886	(327)	8,191	651
Total equity investment income (loss) included in the business segments	(43)	11	(203)	679
Total consolidated equity investment income	$843	$(316)	$7,988	$1,330

Equity Investments			September 30
			2009	2008
Global Principal Investments			$13,452	$4,174
Corporate Investments			2,719	2,898
Strategic and other investments			17,342	21,925
Total equity investments included in All Other			$33,513	$28,997

Other includes the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, including the residual impact of funds transfer pricing allocation methodologies, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations, foreign exchange rate fluctuations related to revaluation of foreign denominated debt issuances, fair value adjustments on certain structured notes, certain gains (losses) on sales of whole mortgage loans, and gains (losses) on sales of debt securities. Other also includes adjustments to noninterest income and income tax expense to remove the FTE impact of items (primarily low-income housing tax credits) that have been grossed up within noninterest income to a FTE amount in the business segments.

First Republic results are also included in Other. First Republic, acquired as part of the Merrill Lynch acquisition, provides personalized, relationship-based banking services, including private banking, private business banking, real estate lending, trust, brokerage and investment management. First Republic is a standalone bank that operates primarily on the west coast and in the northeast and caters to high-end customers. On October 21, 2009, the Corporation reached an agreement to sell First Republic to a number of investors, led by First Republic’s existing management, Colony Capital, LLC and General Atlantic, LLC. The transaction is expected to close in the second quarter of 2010 subject to regulatory approval.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

All Other recorded a net loss of $1.6 billion compared to a net loss of $693 million as higher total revenue was more than offset by increased provision for credit losses, merger and restructuring charges and all other noninterest expense. Net interest income increased $543 million primarily due to unallocated net interest income related to increased liquidity driven in part by capital raises during the fourth quarter of 2008 and the first half of 2009 and the addition of First Republic in 2009.

Noninterest income increased $448 million to $269 million driven by increased gains of $1.4 billion on sales of agency mortgage-backed securities and higher equity investment income of $1.2 billion. These items were partially offset by a decrease in all other income of $2.5 billion. The increase in equity investment income was driven by positive valuation adjustments on public and private investments within Global Principal Investments and other-than-temporary impairment charges related to AFS marketable equity securities that were recorded in the prior year. The decrease in all other income was driven by the $1.8 billion negative credit valuation adjustment on certain Merrill Lynch structured notes due to our narrowing credit spreads during the three months ended September 30, 2009. In addition, we recorded other-than-temporary impairments related to non-agency CMOs of $412 million related to the ALM debt securities portfolio during the three months ended September 30, 2009. We did not record material impairments within the ALM debt securities portfolio during the same period in 2008.

Provision for credit losses increased $1.3 billion to $2.1 billion. This increase was primarily due to higher credit costs related to our ALM residential mortgage portfolio reflecting deterioration in the housing markets and the impacts of a weak economy. Additionally, reserves were increased in the Countrywide discontinued real estate purchased impaired portfolio reflecting a reduction in expected principal cash flows.

Merger and restructuring charges increased $347 million to $594 million due to the Merrill Lynch and Countrywide acquisitions. The Merrill Lynch acquisition was accounted for in accordance with an amendment to GAAP for business combinations which was effective on January 1, 2009 that requires the expensing of acquisition-related transaction and restructuring costs which were previously recorded as an adjustment to goodwill. As a result, we recorded $371 million of merger and restructuring charges during the three months ended September 30, 2009 related to the Merrill Lynch acquisition, the majority of which related to severance and employee-related charges. For additional information on merger and restructuring charges and system integration, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements. All other noninterest expense increased $698 million partially due to a $402 million pre-tax charge to pay the U.S. government to terminate its asset guarantee term sheet and the addition of First Republic in 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income increased to $2.0 billion driven by increases in net interest income of $1.4 billion, noninterest income of $7.8 billion and a current period income tax benefit of $2.0 billion. These items were partially offset by higher provision for credit losses of $4.9 billion, merger and restructuring charges of $1.6 billion and all other noninterest expense of $1.4 billion. In addition to the factors noted above noninterest income increased due to the pre-tax gain of $7.3 billion on the sale of a portion of our CCB investment. Also, the negative credit valuation adjustment on certain Merrill Lynch structured notes, which is recorded in all other income, was $3.3 billion for the nine months ended September 30, 2009. Income tax benefit for the nine months ended September 30, 2009 increased primarily as a result of the release of a portion of a valuation allowance that was provided for an acquired capital loss carryforward, as well as other residual amounts resulting from the recognition of tax benefits during interim periods.

Off- Balance Sheet Arrangements

In the ordinary course of business, we support our customers’ financing needs by facilitating their access to the commercial paper market. In addition, we utilize certain financing arrangements to meet our balance sheet management, funding and liquidity needs. For additional information on our liquidity risk, see Liquidity Risk and Capital Management beginning on page 150. These activities utilize SPEs, typically in the form of corporations, limited liability companies, or trusts, which raise funds by issuing short-term commercial paper or other debt or equity instruments to third party investors. These SPEs typically hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPEs. Investors have recourse to the assets in the SPE and often benefit from other credit enhancements, such as overcollateralization in the form of excess assets in the SPE, liquidity facilities, and other arrangements. As a result, the SPEs can typically obtain a favorable credit rating from the rating agencies, resulting in lower financing costs for us and our customers.

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

The following table presents our liquidity exposure to unconsolidated SPEs, which include VIEs and QSPEs. VIEs are SPEs which lack sufficient equity at risk or whose equity investors do not have a controlling financial interest. QSPEs are SPEs whose activities are strictly limited to holding and servicing financial assets. Liquidity commitments to Corporation-sponsored VIEs and other VIEs in which the Corporation holds a variable interest are also disclosed in Note 9 – Variable

Interest Entities to the Consolidated Financial Statements. On June 12, 2009, the FASB issued SFAS 166 and SFAS 167 which will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Corporation’s Consolidated Balance Sheet. For more information on SFAS 166 and SFAS 167, see Estimated Impact of Adopting SFAS 166 and SFAS 167 beginning on page 155.

Table 10
Off-Balance Sheet Special Purpose Entities Liquidity Exposure (1)
	September 30, 2009
(Dollars in millions)	VIEs	QSPEs	Total
Commercial paper conduits:
Multi-seller conduits	$27,024	$-	$27,024
Asset acquisition conduits	1,317	-	1,317
Home equity securitizations	-	12,863	12,863
Municipal bond trusts	3,122	6,746	9,868
Collateralized debt obligation vehicles (2)	3,744	-	3,744
Credit-linked note and other vehicles	3,478	-	3,478
Customer conduits	615	-	615
Credit card securitizations	-	1,738	1,738
Total liquidity exposure (3)	$39,300	$21,347	$60,647

	December 31, 2008
	VIEs	QSPEs	Total
Commercial paper conduits:
Multi-seller conduits	$41,635	$-	$41,635
Asset acquisition conduits	2,622	-	2,622
Other corporate conduits (4)	-	1,578	1,578
Home equity securitizations	-	13,064	13,064
Municipal bond trusts	3,872	2,921	6,793
Collateralized debt obligation vehicles (2)	542	-	542
Customer conduits	980	-	980
Credit card securitizations	-	946	946
Total liquidity exposure	$49,651	$18,509	$68,160

(1)

As a result of SFAS 166 and SFAS 167 we expect to consolidate all multi-seller conduits, asset acquisition conduits and credit card securitization trusts. In addition, we expect some home equity securitization trusts, municipal bond trusts and credit-linked note and other vehicles will also be consolidated.

(2)

Represents super senior and non-super senior CDO exposure. For additional information on our CDO exposures at September 30, 2009 and December 31, 2008 and related writedowns, see the CDO discussion beginning on page 130.

(3)

Legacy Merrill Lynch related exposures as of September 30, 2009 were: $4.9 billion municipal bond trusts, $3.7 billion collateralized debt obligation vehicles and $3.5 billion in credit-linked note and other vehicles.

(4)	The other corporate conduits exposure was liquidated during the second quarter of 2009.

At September 30, 2009, the Corporation’s total liquidity exposure to SPEs was $60.6 billion, a decrease of $7.5 billion from December 31, 2008. The decrease was attributable to decreases in commercial paper conduits due to maturities and liquidations partially offset by the acquisition of Merrill Lynch.

Multi-Seller Conduits

We administer three unconsolidated multi-seller conduits which provide a low-cost funding alternative to our customers by facilitating their access to the commercial paper market. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

At September 30, 2009 and December 31, 2008, the Corporation did not hold any commercial paper issued by the multi-seller conduits other than incidentally and in its role as a commercial paper dealer.

Asset Acquisition Conduits

We administer two unconsolidated commercial paper conduits which acquire assets on behalf of our customers and obtain funding through the issuance of commercial paper and subordinated certificates to third parties. Repayment of the commercial paper and certificates is assured by total return swap contracts between us and the conduits. We are reimbursed through total return swap contracts with our customers. These conduits are discussed in more detail in Note 9 – Variable Interest Entities to the Consolidated Financial Statements. At September 30, 2009 and December 31, 2008, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer.

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

Home Equity Securitizations

We evaluate all of our home equity securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. As of September 30, 2009 and December 31, 2008, home equity securitization transactions in rapid amortization had $12.9 billion and $13.1 billion of trust certificates outstanding. As of September 30, 2009 and December 31, 2008, an additional $3.2 billion and $6.2 billion of trust certificates outstanding pertain to home equity securitization transactions that are expected to enter rapid amortization during the next 24 months.

When home equity securitization transactions enter rapid amortization, principal collections on underlying loans are used to pay investor interests and the Corporation is responsible for funding additional borrower draws on the underlying lines of credit. As senior bondholders and monoline insurers have priority for repayment, the time period for which the Corporation’s advances are outstanding is longer, and we may not receive reimbursement for all of the funds advanced to borrowers. While the available credit on securitized home equity lines of credit was approximately $1.2 billion at September 30, 2009, a maximum funding obligation attributable to rapid amortization cannot be calculated as the borrower has the ability to pay down and redraw balances. The amount in Table 10 equals the principal balance of the outstanding trust certificates that are in rapid amortization of $12.9 billion and $13.1 billion at September 30, 2009 and December 31, 2008. This amount is significantly higher than the amount we expect to fund. The charges we will ultimately record as a result of the rapid amortization events are dependent on the performance of the loans, the amount of subsequent draws, and the timing of related cash flows. At September 30, 2009 and December 31, 2008, the reserve for losses on expected future draw obligations on the home equity securitizations in or expected to be in rapid amortization was $207 million and $345 million. For additional information on home equity securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements.

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

At September 30, 2009 and December 31, 2008, we held $1.6 billion and $688 million of floating rate certificates issued by the municipal bond trusts in trading account assets.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed income securities which they fund by issuing multiple tranches of debt and equity securities. At September 30, 2009, we provided liquidity support in the form of unfunded lending commitments to certain synthetic CDOs. These commitments pertain to super senior securities which are the most senior class of securities issued by the CDOs and benefit from the subordination of all other securities issued by the CDOs. The lending commitments obligate us to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. The aggregate notional amount of super senior CDO securities subject to such derivative contracts was $2.0 billion. The aggregate notional amount of liquidity exposure to non-SPE third parties which hold super senior cash positions on our behalf was $1.4 billion, which is not included in Table 10. All of these exposures were obtained in connection with the Merrill Lynch acquisition. Our net exposure to loss on these positions, after writedowns and insurance, was $67 million at September 30, 2009. These positions are included in our super senior CDO exposure discussion beginning on page 130.

In connection with our trading activities, we also have derivative contracts with unconsolidated SPEs, principally CDO vehicles that hold CDO debt securities or other debt securities on our behalf. These derivatives are typically in the form of total return swaps which obligate us to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. The notional amount of these derivative contracts was $1.7 billion at September 30, 2009 and our exposure to loss, excluding counterparty risk, is insignificant. These derivatives are included in the $4.6 billion notional amount of derivative contracts through which we obtain funding from third party SPEs, discussed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

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

The Corporation has entered into derivative contracts, typically total return swaps, with certain credit-linked note and other vehicles which obligate the Corporation to purchase securities held as collateral at the vehicle’s cost, typically as a result of ratings downgrades. These exposures were obtained in connection with the Merrill Lynch acquisition. The underlying securities are senior securities and substantially all of our exposures are insured. Accordingly, our exposure to loss consists principally of counterparty risk to the insurers. At September 30, 2009, the notional amount of such derivative contracts with unconsolidated vehicles was $2.9 billion. This amount is included in the $4.6 billion notional amount of derivative contracts through which we obtain funding from unconsolidated SPEs, discussed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. We also have approximately $626 million of other liquidity commitments, including written put options and collateral value guarantees, with credit-linked note and other vehicles at September 30, 2009.

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

Credit Card Securitizations

During 2008, the Corporation became one of the liquidity support providers for the Corporation’s commercial paper program that obtains financing by issuing tranches of commercial paper backed by credit card receivables to third party investors from a trust sponsored by the Corporation. Subsequent to September 30, 2009, the Corporation became the sole liquidity support provider for the program and increased its liquidity commitment from $1.7 billion to $2.3 billion. Due to illiquidity in the marketplace, the Corporation held $4.0 billion and $5.0 billion of outstanding investment grade commercial paper as of September 30, 2009 and December 31, 2008, which is classified in AFS debt securities on the Consolidated Balance Sheet. The maximum amount of commercial paper that can be issued under this program given the current level of liquidity support is $8.8 billion, all of which was outstanding as of September 30, 2009 and December 31, 2008. If certain conditions set forth in the legal documents governing the trust are not met, such as not being able to reissue the commercial paper due to market illiquidity, the commercial paper maturity dates will be extended to 390 days from the original issuance date. This extension would cause the outstanding commercial paper to convert to an interest-bearing note, and subsequent credit card receivable collections would be applied to the outstanding note balance. If any of the interest-bearing notes are still outstanding at the end of the extended maturity period, the liquidity commitment obligates the Corporation to purchase maturity notes from the trust in order to retire the interest-bearing notes. As a maturity note holder, the Corporation would be entitled to the remaining cash flows from the collateralizing credit card receivables. As of September 30, 2009 and December 31, 2008, none of the commercial paper had been extended and there were no maturity notes outstanding. For more information on our credit card securitizations, see Note 8 – Securitizations to the Consolidated Financial Statements. For more information on how our credit card securitizations impact our liquidity, see the Liquidity Risk and Capital Management discussion on page 150.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments. The increase in obligations and commitments at September 30, 2009 was due to the Merrill Lynch acquisition and is more fully discussed in Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. For additional information on obligations and commitments, see Note 12 – Short-term Borrowings and Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Fair Values of Level 3 Assets and Liabilities

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established per GAAP. The Level 3 financial assets and liabilities include private equity investments, consumer MSRs, ABS, highly structured, complex or long-dated derivative contracts, structured notes and certain CDOs, for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model are not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

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

Consumer MSRs are also included in Level 3 assets as valuing these MSRs requires significant management judgment and estimation. The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted-average lives of the MSRs and the weighted-average OAS levels. For more information on Level 3 MSRs and their sensitivity to prepayment rates and OAS levels, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements.

For additional information on our Level 1, 2 and 3 fair value measurements, including the valuation techniques utilized to determine their fair values, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009, Note 16 – Fair Value Disclosures to the Consolidated Financial Statements and Complex Accounting Estimates on page 205.

Valuation-related issues confronted by credit market participants, including the Corporation, in the current market include uncertainty resulting from a significant decline in market activity for certain credit products; significant increase in dependence on model-related assumptions, and/or unobservable model inputs; doubts about the quality of the market information used as inputs; and significant downgrades of structured products by rating agencies. It is possible that the economic value of securities could be different as the cash flows from the underlying assets may ultimately be higher or lower than the assumptions used in current valuation models. With the exception of the changes discussed below, there have been no significant changes to the valuation methodologies used to value Level 3 assets and liabilities during the period.

The table below presents a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009, including realized and unrealized gains (losses) included in earnings and OCI. Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $110.2 billion as of September 30, 2009 and represented approximately 15 percent of assets measured at fair value (or five percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $27.4 billion as of September 30, 2009 and represented approximately 11 percent of the liabilities measured at fair value (or one percent of total liabilities). See Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for a table that presents the fair value of Level 1, 2 and 3 assets and liabilities at September 30, 2009.

Table 11

Level 3 – Fair Value Measurements

	Three Months Ended September 30, 2009
(Dollars in millions)	Balance July 1, 2009		Gains (Losses) Included in Earnings	Unrealized Gains Included in OCI	Purchases, Issuances, and Settlements	Transfers in to /out of Level 3	Balance September 30, 2009
Trading account assets	$25,619		$576	$-	$(453)	$1,447	$27,189
Net derivative assets (1)	9,401		787	-	(3,280)	1,622	8,530
AFS debt securities	21,782		(462)	171	(4,209)	(1,084)	16,198
Loans and leases (2)	6,962		429	-	(1,194)	-	6,197
Mortgage servicing rights	18,535		(1,621)	-	625	-	17,539
Loans held-for-sale (2)	7,313		141	-	(691)	380	7,143
Other assets (3)	6,792		635	-	(163)	43	7,307
Trading account liabilities	(359)		(39)	-	8	(21)	(411)
Accrued expenses and other liabilities (2)	(2,063)		258	-	63	-	(1,742)
Long-term debt (2)	(5,289)		(561)	-	365	401	(5,084)

	Nine Months Ended September 30, 2009

	Balance January 1, 2009	Merrill Lynch Acquisition	Gains (Losses) Included in Earnings	Unrealized Gains Included in OCI	Purchases, Issuances, and Settlements	Transfers in to /out of Level 3	Balance September 30, 2009
Trading account assets	$6,733	$18,184	$(199)	$-	$1,398	$1,073	$27,189
Net derivative assets (1)	2,270	2,307	5,061	-	(7,271)	6,163	8,530
AFS debt securities	18,702	2,509	(1,350)	2,788	(5,799)	(652)	16,198
Loans and leases (2)	5,413	2,452	585	-	(2,253)	-	6,197
Mortgage servicing rights	12,733	209	3,306	-	1,291	-	17,539
Loans held-for-sale (2)	3,382	3,872	274	-	(645)	260	7,143
Other assets (3)	4,157	2,696	643	-	(242)	53	7,307
Trading account liabilities	-	-	(65)	-	19	(365)	(411)
Accrued expenses and other liabilities (2)	(1,940)	(1,337)	1,379	-	117	39	(1,742)
Long-term debt (2)	-	(7,481)	(2,165)	-	314	4,248	(5,084)

(1)

Net derivatives at September 30, 2009 included derivative assets of $28.7 billion and derivative liabilities of $20.1 billion. Net derivatives acquired in connection with the acquisition of Merrill Lynch on January 1, 2009 included derivative assets of $37.3 billion and derivative liabilities of $35.0 billion.

(2)

Amounts represent items which are accounted for at fair value under the fair value option including commercial loan commitments, certain loans held-for-sale, structured notes that are recorded as long-term debt, and secured financings recorded in accrued expenses and other liabilities.

(3)	Other assets are primarily comprised of AFS equity securities and equity investments.

Included in Earnings and Other Comprehensive Income

During the three months ended September 30, 2009, we recognized net gains of $143 million on Level 3 assets and liabilities which were primarily related to gains on net derivative assets, other assets, trading account assets, and loans and leases partially offset by losses on consumer MSRs and long-term debt. The gains on net derivative assets were driven by positive valuation adjustments on our IRLCs and other asset gains were primarily due to positive valuation adjustments on private investments within Global Principal Investments. In addition, gains in trading account assets were primarily related to our corporate securities portfolio while increased earnings on our loans and leases were driven by improved credit spreads. The losses on consumer MSRs were primarily driven by lower MSR performance which was negatively impacted by an improvement in the forecast for home prices and an associated decrease in the projected duration of the MSR. Losses on long-term debt were driven by the impact of market movements and from improved credit spreads on certain Merrill Lynch structured notes. We also recorded unrealized gains of $171 million (pre-tax) through OCI on Level 3 assets and liabilities during the three months ended September 30, 2009.

During the nine months ended September 30, 2009, we recognized gains of $7.5 billion on Level 3 assets and liabilities which were primarily related to gains on net derivatives and consumer MSRs partially offset by losses on long-term debt. We also recorded unrealized gains of $2.8 billion (pre-tax) through OCI on Level 3 assets and liabilities during the nine months ended September 30, 2009, which were driven primarily by improved valuations related to non-agency MBS. The gains in net derivatives were driven by positive valuation adjustments on our IRLCs. The increase in the consumer MSR balance resulted from changes in the forward interest rate curve and was partially offset by the same factors described in the three-month discussion above. Losses on long-term debt were driven by the same factors described in the three-month discussion above.

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

Purchases, Issuances and Settlements

During the three months ended September 30, 2009, we had net settlements in Level 3 AFS debt securities of $4.2 billion, $3.3 billion in net derivatives, and $1.2 billion in loans and leases. The net settlements in AFS debt securities were driven by sales and paydowns and the net settlements in loans and leases were driven by repayments and maturities. In addition, the net settlements in derivatives resulted primarily from our IRLCs due to the volume of funded loans and the termination and settlement of derivative exposures during the three months ended September 30, 2009.

During the nine months ended September 30, 2009, we had net settlements in Level 3 net derivatives of $7.3 billion, AFS debt securities of $5.8 billion, and loans and leases of $2.3 billion. These changes were driven by the same factors described in the three-month discussion above. In addition, the net purchases of trading account assets primarily resulted from consolidation of certain SPEs partially offset by sales of corporate bond positions during the first half of 2009.

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

During the three months ended September 30, 2009, several transfers were made into or out of Level 3. Net derivative assets of $1.6 billion were transferred into Level 3. These positions were transferred due to the impact of significant unobservable inputs in the overall valuation of certain derivative products in the marketplace. Trading account assets of $1.4 billion were transferred into Level 3 due to the increased use of unobservable inputs. In addition, $1.1 billion of AFS debt securities was transferred out of Level 3 due to increased price transparency in the marketplace.

During the nine months ended September 30, 2009, several transfers were made into or out of Level 3. In addition to the transfers disclosed in the preceding paragraph, long-term debt of $4.2 billion was transferred out of Level 3 due to the decreased significance of unobservable inputs on certain structured notes. Net derivative assets of $6.2 billion were transferred into Level 3 due to the same factors described in the three-month discussion above. Trading account assets of $1.1 billion were transferred into Level 3. In addition to the three-month discussion above, certain bond positions and ABS were transferred into Level 3 due to a lack of liquidity in the marketplace during the first quarter of 2009 which was offset by certain trading account MBS and ABS assets that were transferred out of Level 3 due to increased price transparency in the marketplace on those securities during the second quarter of 2009.

Managing Risk

Our business exposes us to the following major risks: strategic, credit, market, liquidity, operational and compliance risk. Our management governance structure, under oversight of the Board of Directors, enables us to manage all major aspects of our business through our planning and review process that includes strategic, financial, associate, customer and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward tradeoffs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets and corporate risk limits. By allocating economic capital to a line of business, we effectively manage the ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Industry, country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each line of business and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Our risk management process continually evaluates risk and appropriate metrics needed to measure it. For a discussion of our past risk management activities, see pages 37 through 75 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Effective October 27, 2009, the Board restructured its committees to create two new committees which realigned certain risk oversight responsibilities to the Credit Committee and the Enterprise Risk Committee, and to eliminate the Asset Quality Committee. The Credit and Enterprise Risk Committees, together with the Audit Committee, are responsible for assisting the Board in exercising oversight of strategic, credit, market, liquidity, compliance and operational risk management. The Credit Committee is responsible for exercising oversight of (1) senior management’s identification and management of the Corporation’s credit exposures on an enterprise-wide basis and the Corporation’s responses to trends affecting those exposures, and (2) senior management’s actions to ensure the adequacy of the allowance for credit losses and the Corporation’s credit-related policies. The Enterprise Risk Committee is responsible for exercising (1) oversight of senior management’s identification of the material risks facing the Corporation, and (2) except as allocated by the Board to another committee of the Board, oversight of senior management’s management of, and planning for, the Corporation’s material risks, including market, interest rate, liquidity and reputational risk. The Enterprise Risk Committee also oversees senior management’s responsibilities with respect to the Corporation’s capital management and liquidity planning. The Audit Committee is responsible for assisting the Board in exercising oversight of (1) the effectiveness of the Corporation’s system of internal control and policies and procedures for managing and assessing operational risk, (2) the integrity of the consolidated financial statements of the Corporation, and (3) the compliance by the Corporation with legal and regulatory requirements. The Audit Committee also provides direct oversight of the corporate audit function and the independent registered public accounting firm (including oversight of the accounting firm’s appointment, compensation, qualifications and independence). The other standing committees of the Board (i.e., the Compensation and Benefits Committee, the Corporate Governance Committee and the Executive Committee) act in complement with the Audit, the Credit and the Enterprise Risk Committees to assist the Board with its full oversight of the Corporation.

On October 28, 2009, the Board approved the Risk Framework and Risk Appetite Statement for the Corporation. The Risk Framework is designed to be used by the Corporation’s associates to understand risk management activities, including their individual roles and accountabilities. The Risk Framework defines how risk management is integrated into the Corporation’s core business processes and it defines the risk management governance structure, including management’s involvement. The risk management responsibilities of the Businesses, Governance and Control Functions, and Audit are also clearly defined. The Risk Framework reflects how the Board-approved risk appetite influences business and risk strategy. The management process (i.e., identify and measure risk, mitigate and control risk, monitor and test risk, and report and review risk) was enhanced for execution across all business activities. The Risk Framework supports the accountability of the Corporation and its associates to ensure the integrity of assets and the quality of earnings. The Risk Appetite Statement defines the parameters under which the Corporation will take risk to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings. Our intent is for our risk appetite to reflect a “through the cycle” view which will be reviewed and assessed annually. We will focus on maintaining our relevance and value to customers, associates, and shareholders.

Strategic Risk Management

Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. We use our planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources throughout the enterprise. The process begins with the creation of a corporate-wide business plan which incorporates an assessment of the strategic risks. This business plan establishes the corporate strategic direction. The planning process then cascades through the lines of business, creating business line plans that are aligned with the Corporation’s strategic direction. At each level, tactics and metrics are identified to measure success in achieving goals and assure adherence to the plans. As part of this process, the lines of business continuously evaluate the impact of changing market and business conditions, and the overall risk in meeting objectives. See the Operational Risk Management section beginning on page 204 for a further description of this process. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and measurement processes.

One of the key tools we use to manage strategic risk is economic capital allocation. Through the economic capital allocation process we effectively manage each line of business’ ability to take on risk. Review and approval of business plans incorporate approval of economic capital allocation, and economic capital usage is monitored through financial and risk reporting. Economic capital allocation plans for the lines of business are incorporated into the Corporation’s operating plan that is approved by the Board on an annual basis.

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

Our liquidity risk management activities are centralized within Corporate Treasury. We believe that a global centralized approach to funding and liquidity enhances the monitoring of liquidity requirements, maximizes our access to funding sources, minimizes borrowing costs, and facilitates timely responses to liquidity events. Through ALMRC, the Finance Committee is responsible for establishing our liquidity policy and approving operating and contingency procedures. Corporate Treasury, in turn, plans and executes our funding activities and liquidity risk management.

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

We maintain excess liquidity at our parent company to cover contractual obligations. Our primary metric is “Time to Required Funding.” This represents the number of months that liquidity available to the parent company can continue to fund contractual obligations without any access to new unsecured debt funding. Parent company contractual obligations include the repayment of principal and interest on unsecured debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., estimates of parent company operating expenses and other contractual commitments. As of September 30, 2009, “Time to Required Funding” was 32 months compared to 23 months at December 31, 2008. This exceeded the target range of 21 to 27 months established by ALMRC, primarily due to the at-the-market common stock offering during the second quarter of 2009 and the sale of CCB common stock during the first half of 2009.

We also consider the loan-to-domestic-deposit ratio in monitoring the stability of our funding composition and to assess liquidity requirements at our bank subsidiaries. This ratio reflects the percent of loans and leases that are funded by domestic deposits, a stable funding source. A ratio of 100 percent indicates that the loan portfolio is completely funded by domestic core deposits. Any amount above 100 percent represents the amount of the loan portfolio that is supported by other funding sources. The ratio was 102 percent at September 30, 2009 compared to 118 percent at December 31, 2008. The decrease was driven by the combination of lower loan levels due in part to decreased demand and higher deposit levels.

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

Market Conditions

The financial market disruptions that began in 2007 continued to impact the global economy and financial services industry in 2009. In response to these market conditions we have taken several steps to maintain and enhance liquidity. During the nine months ended September 30, 2009, our cash and cash equivalents increased to $152.4 billion, up $119.6 billion from December 31, 2008. Our primary banking subsidiary, Bank of America, N.A., continues to maintain historically high levels of cash with the Federal Reserve each day.

The U.S. government and regulatory agencies have introduced various programs to stabilize and provide liquidity to the U.S. financial markets. We have participated in certain initiatives. During the third quarter we repaid the remaining secured borrowings under these programs and received approval to exit FDIC’s TLGP. The TLGP allowed us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. During the first three months of 2009, we issued $21.9 billion of FDIC-guaranteed senior unsecured long-term debt. The associated FDIC fee for these currently outstanding issuances was $554 million which is amortized into expense over the stated term of the debt. Under this program, our debt received the highest long-term ratings from the major credit rating agencies, which resulted in a lower total cost of issuance than if we issued non-FDIC guaranteed long-term debt. During the third quarter of 2009 we issued over $7.6 billion of long-term senior unsecured debt. These issuances were not FDIC guaranteed.

For further information regarding the U.S. government and regulatory agency programs see Regulatory Initiatives beginning on page 3 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

In addition, starting late in the third quarter of 2008 and continuing into the first quarter of 2009, liquidity for asset-backed securitizations became disrupted and spreads rose to historic highs, negatively impacting our credit card securitization programs. Beginning in March 2009, conditions started to improve with spreads narrowing and liquidity returning to the marketplace, however, we have not yet returned to the market during the nine months ended September 30, 2009. Approximately $4.5 billion and $20.6 billion of debt issued through our U.S. Credit Card Securitization Trust will mature in the upcoming three and 12 months. The U.S. Credit Card Securitization Trust had approximately $83.2 billion in outstanding securitized loans at September 30, 2009 and the trust average excess spread was 5.29 percent for the three months ended September 30, 2009. If the three month average excess spread declines below 4.50 percent, the residual excess cash flows that are typically returned to the Corporation will be held by a trustee up to certain levels as additional credit enhancements to the investors. If the three month average excess spread were to decline to zero percent, the trust would enter into early amortization, repayment of the debt issued through our credit card securitizations would be accelerated and the Corporation would be required to fund all future credit card loan advances on-balance sheet. This could adversely impact the Corporation’s liquidity and capital.

As specifically permitted by the terms of the transaction documents, and in an effort to address the recent decline in the excess spread due to the performance of the underlying credit card receivables in the U.S. Credit Card Securitization Trust, an additional subordinated security totaling approximately $7.8 billion was issued by the trust to the Corporation in the first quarter of 2009. The current carrying value of the security is $6.9 billion. This security provides additional credit enhancement to the trust’s investors. In addition, as set forth in transaction documents, the Corporation allocated a percentage of new receivables into the trust that, when collected, will be deemed finance charges, which is expected to increase the yield in the trust. For regulatory capital purposes, these actions represent support for the trusts and resulted in an increase to our Tier 1 risk-weighted assets of approximately $67.0 billion at September 30, 2009. These actions did not have a significant impact on the Corporation’s results of operations.

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

The credit ratings of Bank of America Corporation and Bank of America, N.A. as of November 6, 2009 are reflected in the table below.

  Table 12

  Credit Ratings

	Bank of America Corporation					Bank of America, N.A.
	Commercial	Senior	Subordinated	Trust	Preferred	Short-term	Long- term	Outlook for Long-term
	Paper	Debt	Debt	Preferred	Stock	Borrowings	Debt	Debt Ratings
Moody’s Investors Service	P-1	A2	A3	Baa3	B3	P-1	Aa3	Stable

Standard & Poor’s	A-1	A	A-	B	B	A-1	A+	Stable

Fitch Ratings	F1+	A+	A	BB-	B	F1+	A+	Stable

Regulatory Capital

At September 30, 2009, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and FIA Card Services, N.A. In addition, with the acquisition of Merrill Lynch on January 1, 2009, we acquired Merrill Lynch Bank USA and Merrill Lynch Bank & Trust Co., FSB. Effective April 27, 2009, Countrywide Bank, FSB converted to a national bank with the name Countrywide Bank, N.A. and immediately thereafter merged with and into Bank of America, N.A., with Bank of America, N.A. as the surviving entity. In addition, effective July 1, 2009, Merrill Lynch Bank USA merged into Bank of America, N.A, with Bank of America, N.A. as the surviving entity. In addition, effective November 2, 2009, Merrill Lynch Bank & Trust Co., FSB merged into Bank of America, N.A.

To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 Leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 Leverage ratio of four percent. National banks must maintain a Tier 1 Leverage ratio of at least five percent to be classified as “well-capitalized.” At September 30, 2009, the Corporation’s Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 12.33 percent, 16.53 percent, and 8.33 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.

Certain corporate sponsored trust companies which issue trust preferred securities (Trust Securities) are not consolidated pursuant to GAAP. In accordance with FRB guidance, the FRB allows Trust Securities to qualify as Tier 1 Capital with revised quantitative limits that will be effective on March 31, 2011. As a result, we include Trust Securities in Tier 1 Capital. Such limits restrict certain types of capital to 15 percent of total core capital elements for internationally active bank holding companies. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. At September 30, 2009, the Corporation’s restricted core capital elements comprised 10.1 percent of total core capital elements.

  Table 13

  Regulatory Capital

	September 30, 2009			December 31, 2008
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)

Risk-based capital

Tier 1 Common
Bank of America Corporation	7.18%	$112,357	n/a	4.80%	$63,339	n/a

Tier 1

Bank of America Corporation	12.33	193,073	$62,634	9.15	120,814	$52,833

Bank of America, N.A.	10.28	110,018	42,825	8.51	88,979	41,818

FIA Card Services, N.A.	14.55	28,308	7,780	13.90	19,573	5,632

Total

Bank of America Corporation	16.53	258,568	125,269	13.00	171,661	105,666

Bank of America, N.A.	13.82	147,924	85,651	11.71	122,392	83,635

FIA Card Services, N.A.	16.44	31,974	15,561	16.25	22,875	11,264

Tier 1 Leverage

Bank of America Corporation	8.33	193,073	92,683	6.44	120,814	56,155

Bank of America, N.A.	7.38	110,018	59,592	5.94	88,979	44,944

FIA Card Services, N.A.	21.51	28,308	5,264	14.28	19,573	4,113

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

n/a	= not applicable

Table 14 reconciles the Corporation’s total shareholders’ equity at September 30, 2009 and December 31, 2008 to Tier 1 Common, Tier 1 Capital and Total Capital as defined by the regulations issued by the FRB, the FDIC, the OCC and the OTS.

    Table 14

    Reconciliation of Tier 1 Common Capital, Tier 1 Capital and Total Capital

(Dollars in millions)	September 30 2009	December 31 2008

Total common shareholders’ equity	$198,843	$139,351

Goodwill	(86,009)	(81,934)

Nonqualifying intangible assets (1)	(8,844)	(4,195)

Effect of net unrealized losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	1,719	5,479

Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	4,308	4,642

Exclusion of fair value adjustment related to the Merrill Lynch structured notes (2)	2,020	-

Other	320	(4)

Total Tier 1 Common Capital	112,357	63,339

Preferred stock	58,840	37,701

Trust securities	19,978	18,105

Minority interest	1,898	1,669

Total Tier 1 Capital	193,073	120,814

Long-term debt qualifying as Tier 2 Capital	43,425	31,312

Allowance for loan and lease losses	35,832	23,071

Reserve for unfunded lending commitments	1,567	421

Other (3)	(15,329)	(3,957)

Total Capital	$258,568	$171,661

(1)	Nonqualifying intangible assets of the Corporation are comprised of core deposit intangibles, affinity relationships, customer relationships and other intangibles.

(2)	Represents loss on Merrill Lynch structured notes, net-of-tax, that is excluded from Tier 1 Common, Tier 1 Capital and Total Capital for regulatory purposes.

(3)

At September 30, 2009 and December 31, 2008, the balance includes a reduction of $17.4 billion and $6.7 billion related to allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets. In addition, balances include 45 percent of the pre-tax unrealized fair value adjustments on AFS marketable equity securities including $3.5 billion related to the Corporation’s stock investment in CCB at December 31, 2008.

The Corporation calculates Tier 1 Common Capital as Tier 1 Capital less preferred stock, trust preferred securities, hybrid securities and minority interest. Tier 1 Common Capital increased $49.0 billion to $112.4 billion at September 30, 2009 compared to December 31, 2008. The Tier 1 Common Capital ratio increased 238 bps to 7.18 percent. This increase was predominantly driven by the second quarter at-the-market common stock issuance and the preferred to common stock exchanges which represented a benefit of 185 bps to the Tier 1 Common ratio. In addition, Tier 1 Common Capital benefited from the common stock that was issued in connection with the Merrill Lynch acquisition. The increase in the Tier 1 Common Capital ratio was partially offset by an increase in risk-weighted assets due to the Merrill Lynch acquisition.

As part of the CAP, we, as well as several other large financial institutions, are subject to the SCAP conducted by the federal regulators. The objective of the SCAP is to assess losses that could occur under certain economic scenarios, including economic conditions more severe than we currently anticipate. As a result of the SCAP, in May 2009 federal regulators determined that the Corporation required an additional $33.9 billion of Tier 1 common capital to sustain the most severe economic circumstances assuming a more prolonged and deeper recession over the next two years than both private and government economists currently project. We achieved the increased capital requirement during the first half of 2009 through strategic transactions that raised approximately $39.7 billion in common capital which significantly exceeded the SCAP buffer. This included a gain from the sale of shares in CCB, direct sale of common stock, reduced dividends on preferred shares associated with shares exchanged for common stock and related deferred tax disallowances. For more information on this capital raise, see Regulatory Initiatives beginning on page 95.

Estimated Impact of Adopting SFAS 166 and 167

On June 12, 2009, the FASB issued two new accounting standards: SFAS 166 and SFAS 167, which will amend FASB ASC 860-10, “Transfers and Servicing,” and FASB ASC 810-10, “Consolidation of Variable Interest Entities.” These statements are effective on January 1, 2010. The following table shows the Corporation’s current assessment of the impact of these new accounting standards in terms of incremental GAAP assets and risk-weighted assets for those VIEs and QSPEs that the Corporation currently expects to consolidate as of January 1, 2010 (based on estimates as of September 30, 2009). This information reflects the Corporation’s current understanding of the provisions of these new standards. As interpretations evolve and more implementation guidance is available, this may change. Further, this information assumes that the assets and liabilities of the newly consolidated VIEs and QSPEs are recorded at their respective carrying values. The Corporation may instead elect to carry certain of these assets and liabilities at fair value under the fair value option.

  Table 15

  Estimated Incremental GAAP and Risk-Weighted Asset Impact

(Dollars in billions)	Estimated Incremental GAAP Assets (1)	Estimated Incremental Risk- Weighted Assets

Type of VIE/QSPE
Credit card securitization trusts (2)	$70	$3
Asset-backed commercial paper conduits (3)	14	-
Consumer mortgage loans vehicles	11	11
Municipal bond trusts	6	2
Credit-linked note vehicles	7	7
Other	13	4
Total	$121	$27

(1)

Due to the variety of transaction structures and the level of the Corporation’s involvement in individual VIEs and QSPEs, only the incremental portion of the VIE’s and QSPE’s assets included in this table are expected to be consolidated and therefore will not equal the amounts shown in Note 8 – Securitizations and Note 9 – Variable Interest Entities to the Consolidated Financial Statements.

(2)

The Corporation undertook certain actions during 2009 related to its off-balance sheet credit card securitization structures. As a result of these actions, the Corporation included approximately $67.0 billion of incremental risk-weighted assets in its risk-based capital ratios as of September 30, 2009.

(3)	Regulatory capital requirements are the same for asset-backed commercial paper conduits whether the assets are off-balance sheet or consolidated, based on current guidance.

The actual impact of adopting the new accounting standards on January 1, 2010 could differ from the impact shown in Table 15 above as financial information changes from the September 30, 2009 estimates. In addition, on September 15, 2009 joint regulatory agencies issued an NPR regarding risk based capital and the impact of adoption of SFAS 166 and SFAS 167. The current estimate of the incremental impact would decrease our capital ratios by 55 to 70 basis points. However, the final capital impact of adopting these standards will be affected by the risk based capital NPR, the possible sale or restructuring of VIEs up until the date of adoption, the final determination of the cumulative effect of adoption of these standards on retained earnings, and limitations of deferred tax assets for risk based capital purposes. For more information refer to the Regulatory Initiatives section on page 95.

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

Under the terms of the issuance of our preferred stock and warrants to purchase common stock to the U.S. Treasury under the TARP Capital Purchase Program and Targeted Investment Program, for so long as any of such preferred stock remains outstanding, we are prohibited from increasing the current quarterly dividend rate on our common stock and from repurchasing the Corporation’s trust preferred securities or equity securities, including its common stock (except for repurchases of common stock in connection with benefit plans consistent with past practice), without the U.S. Treasury’s consent, until January 2012 or until the U.S. Treasury has transferred all such preferred stock to third parties. For the nine months ended September 30, 2009, we did not repurchase any shares of common stock and issued 1.4 billion shares of common stock in connection with the Merrill Lynch acquisition. In addition, we issued approximately 7.5 million shares under employee stock plans. For more information regarding our common share issuances, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements and for more information on restrictions on repurchases, see Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Common Stock Dividends

The following table is a summary of our regular quarterly cash dividends on common stock as of November 6, 2009. The declaration of common stock dividends is subject to restrictions that are described in detail in Note 14 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

  Table 16

  Common Stock Dividend Summary

Declaration Date	Record Date	Payment Date	Dividend Per Share

October 28, 2009	December 4, 2009	December 24, 2009	$0.01

July 21, 2009	September 4, 2009	September 25, 2009	0.01

April 29, 2009	June 5, 2009	June 26, 2009	0.01

January 16, 2009	March 6, 2009	March 27, 2009	0.01

Preferred Stock Issuances and Exchanges

In January 2009, in connection with the TARP Capital Purchase Program and with the Merrill Lynch acquisition the Corporation issued 400 thousand shares of Series Q Preferred Stock and related warrants for cash proceeds of $10.0 billion of which $9.0 billion was allocated to preferred stock and $1.0 billion to the warrants on a relative fair value basis. Also in January 2009, the U.S. government agreed to assist in the Merrill Lynch acquisition by making a further investment in the Corporation of 800 thousand shares of Series R Preferred Stock and related warrants for cash proceeds of $20.0 billion of which $17.8 billion was allocated to preferred stock and $2.2 billion to the warrants on a relative fair value basis. The discount on the Series Q and R Preferred Stock is being accreted and recognized in retained earnings as a non-cash dividend which impacts diluted EPS, with a corresponding increase in the carrying value of the preferred stock, over a period of five years and 10 years, respectively. For determining the fair value of the stock warrants the Corporation utilized a Black-Scholes option model.

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

During the second quarter of 2009, the Corporation completed an offer to exchange up to approximately 200 million shares of common stock at an average price of $12.7048 for outstanding depositary shares of portions of certain series of preferred stock. In addition, the Corporation also entered into agreements with certain holders of other non-government perpetual preferred shares to exchange their holdings of approximately $10.9 billion aggregate liquidation preference of perpetual preferred stock into approximately 800 million shares of common stock. In total, the exchange offer and these privately negotiated exchanges cover the exchange of approximately $14.8 billion aggregate liquidation preference of perpetual preferred stock into approximately 1.0 billion shares of common stock. During the second quarter of 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to these exchanges. This represents the net of a $2.6 billion benefit due to the excess of the carrying value of the Corporation’s non-convertible preferred stock over the fair value of the common stock exchanged. This was partially offset by a $2.0 billion inducement to convertible preferred shareholders. The inducement represented the excess of the fair value of the common stock exchanged, which was accounted for as an induced conversion of convertible preferred stock, over the fair value of the common stock that would have been issued under the original conversion terms. For additional information on our preferred stock, see Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Preferred Stock Dividends

The following table is a summary of our most recent cash dividend declarations on preferred stock as of November 6, 2009.

Table 17
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	October 28, 2009	January 11, 2010	January 25, 2010	7.00%	$1.75
Series D (2)	$661	October 2, 2009	November 30, 2009	December 14, 2009	6.204%	$0.38775
Series E (2)	$487	October 2, 2009	October 30, 2009	November 16, 2009	Floating	$0.25556
Series H (2)	$2,862	October 2, 2009	October 15, 2009	November 2, 2009	8.20%	$0.51250
Series I (2)	$365	October 2, 2009	December 15, 2009	January 4, 2010	6.625%	$0.41406
Series J (2)	$978	October 2, 2009	October 15, 2009	November 2, 2009	7.25%	$0.45312
Series K (3, 4)	$1,668	July 2, 2009	July 15, 2009	July 30, 2009	Fixed-to-Floating	$40.00
Series L	$3,349	September 18, 2009	October 1, 2009	October 30, 2009	7.25%	$18.1250
Series M (3,4)	$1,434	October 2, 2009	October 31, 2009	November 16, 2009	Fixed-to-Floating	$40.625
Series N (1)	$15,000	October 2, 2009	October 31, 2009	November 16, 2009	5.00%	$312.50
Series Q (1)	$10,000	October 2, 2009	October 31, 2009	November 16, 2009	5.00%	$312.50
Series R (1)	$20,000	October 2, 2009	October 31, 2009	November 16, 2009	8.00%	$500.00
Series 1 (5)	$146	October 2, 2009	November 15, 2009	November 30, 2009	Floating	$0.19167
Series 2 (5)	$526	October 2, 2009	November 15, 2009	November 30, 2009	Floating	$0.19167
Series 3 (5)	$670	October 2, 2009	November 15, 2009	November 30, 2009	6.375%	$0.39843
Series 4 (5)	$389	October 2, 2009	November 15, 2009	November 30, 2009	Floating	$0.25556
Series 5 (5)	$606	October 2, 2009	November 1, 2009	November 23, 2009	Floating	$0.25556
Series 6 (6)	$65	October 2, 2009	December 15, 2009	December 30, 2009	6.70%	$0.41875
Series 7 (6)	$17	October 2, 2009	December 15, 2009	December 30, 2009	6.25%	$0.39062
Series 8 (5)	$2,673	October 2, 2009	November 15, 2009	November 30, 2009	8.625%	$0.53906
Series 2 (MC) (7)	$1,200	October 2, 2009	November 15, 2009	November 30, 2009	9.00%	$2,250.00
Series 3 (MC) (7)	$500	October 2, 2009	November 15, 2009	November 30, 2009	9.00%	$2,250.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing 1/40th interest in a share of preferred stock.

(7)	Represents preferred stock of Merrill Lynch Co., Inc. which is mandatorily convertible on October 15, 2010, but optionally convertible prior to that date.

Enterprise-wide Stress Testing

As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand earnings, capital and liquidity sensitivities to certain economic scenarios, including economic conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts to our risk profile, capital and liquidity. Analysis of impacts from such stress scenarios is reviewed through our Risk Oversight Committee, ALMRC, and the Enterprise Risk Committee of the Board of Directors and serves to inform and be incorporated, along with other core business processes, into decision making by management and the Board. We continue to invest in and improve stress testing capabilities as a core business process.

Credit Risk Management

The economic recession accelerated in late 2008 and continued to deepen into the first half of 2009 but has shown some signs of stabilization and possible improvement late in the third quarter. Consumers continued to be under financial stress as unemployment and underemployment rose and individuals spent longer periods without work. These factors combined with further reductions in spending by consumers and businesses, continued home price declines and turmoil in sectors of the financial markets continued to negatively impact both the consumer and commercial loan portfolios. During the nine months ended September 30, 2009, these conditions drove increases in net charge-offs and nonperforming assets as well as higher commercial criticized utilized exposure and reserve increases across most portfolios. Although, we expect continued economic uncertainty through the end of 2009 and into 2010, the depth, breadth and duration of the downturn as well as the resulting impacts on the credit quality of the portfolios remain unclear. For more information regarding Credit Risk Management, see the Credit Risk Management discussion beginning on page 44 in the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

We continue to refine our credit standards to meet the changing economic environment. In our consumer businesses we have implemented a number of initiatives to mitigate losses. These include increased use of judgmental lending and adjustment of underwriting and account and line management standards and strategies, including reducing unfunded lines where appropriate. Additionally, we have increased collections, loan modification and customer assistance infrastructures to enhance customer support. To help homeowners avoid foreclosure, Bank of America has provided rate relief or agreed to other modifications with approximately 215,000 customers during the first nine months of 2009, compared with more than 230,000 for all of 2008 for Bank of America and Countrywide. In addition, through November 1, 2009 over 125,000 Bank of America customers are already in a trial period modification under the MHA program. The majority of these home retention solutions were extended as part of a broader initiative to offer modifications for approximately $100 billion in mortgage financing for up to 630,000 borrowers over the next several years.

A number of initiatives have also been implemented in our small business commercial – domestic portfolio including changes to underwriting thresholds augmented by a judgmental decision making process by experienced underwriters including increasing minimum FICO scores and lowering initial line assignments. We have also increased the intensity of our existing customer line management strategies.

To mitigate losses in the commercial businesses, we have increased the frequency and intensity of portfolio monitoring, hedging activity and our efforts in managing the exposure when we begin to see signs of deterioration. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. It is our practice to transfer the management of deteriorating commercial exposures to independent Special Asset officers as a credit approaches criticized levels. Our experience has shown that this discipline generates an objective assessment of the borrower’s financial health and the value of our exposure and maximizes our recovery upon resolution. As part of our underwriting process we have increased scrutiny around stress analysis and required pricing and structure to reflect current market dynamics. Given the volatility of the financial markets, we increased the frequency of various tests designed to understand what the volatility could mean to our underlying credit risk. Given the potential for single name risk associated with any disruption in the financial markets, we use a real-time counterparty event management process to monitor key counterparties.

Additionally, we account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes) that exceed our single name credit risk concentration guidelines at fair value under the fair value option. These loans and loan commitments are then actively managed and hedged, principally by purchasing credit default protection. By including the credit risk of the borrower in the fair value adjustments, any credit spread deterioration or improvement is recorded in other income immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in any nonperforming or impaired loans and unfunded commitments carried at fair value. See the Commercial Loans Measured at Fair Value section on page 183 for more information on the performance of these loans and loan commitments and see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements for additional information on our fair value option elections.

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

Consumer Credit Portfolio

Ongoing weakness in the economy and housing markets, elevated unemployment and underemployment, and tighter credit conditions resulted in deterioration across most of our consumer portfolios during the three and nine months ended September 30, 2009. However, during the three months ended September 30, 2009, the Global Card Services unsecured consumer portfolios experienced lower levels of delinquency compared to the prior quarter. As part of our ongoing risk mitigation and consumer client support initiatives, we have been working with borrowers to modify their loans to terms that better align with their current ability to pay. Under certain circumstances, we identify these as troubled debt restructurings (TDRs) which are modifications where an economic concession has been granted to the borrower. For more information on TDRs and portfolio impacts, see the discussion in Nonperforming Consumer Assets Activity beginning on page 172 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 18 presents our consumer loans and leases and our managed credit card portfolio, and related credit quality information. Loans that were acquired from Countrywide that were considered impaired were written down to fair value at acquisition. In addition to being included in the “Outstandings” column in the following table, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “Countrywide Purchased Impaired Loan Portfolio” column. The impact of the Countrywide portfolio on certain credit statistics is reported where appropriate. Refer to the Countrywide Purchased Impaired Loan Portfolio discussion beginning on page 166 for more information.

Loans that were acquired from Merrill Lynch were recorded at fair value along with those that were considered impaired at acquisition. The Merrill Lynch consumer purchased impaired loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios and is therefore excluded from the “Countrywide Purchased Impaired Loan Portfolio” column and discussion that follows. In addition, the nonperforming loans and delinquency statistics presented below include the Merrill Lynch purchased impaired loan portfolio based on the customer’s performance under the contractual terms of the loan. At September 30, 2009, consumer loans included $45.0 billion from Merrill Lynch of which $2.1 billion of residential mortgage and $150 million of home equity loans were included in the Merrill Lynch purchased impaired loan portfolio. There were no reported net charge-offs on these loans during the three and nine months ended September 30, 2009 as the initial fair value at acquisition date already considered the estimated credit losses.

Table 18
Consumer Loans and Leases
	Outstandings		Nonperforming (1, 2, 3)		Accruing Past Due 90 Days or More (3, 4)		Countrywide Purchased Impaired Loan Portfolio (5)
(Dollars in millions)	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Held basis
Residential mortgage (6)	$238,921	$248,063	$15,509	$7,057	$2,325	$372	$11,179	$10,013
Home equity	152,039	152,483	3,741	2,637	-	-	13,612	14,099
Discontinued real estate (7)	15,460	19,981	207	77	-	-	13,890	18,097
Credit card – domestic	49,221	64,128	n/a	n/a	2,088	2,197	n/a	n/a
Credit card – foreign	20,985	17,146	n/a	n/a	505	368	n/a	n/a
Direct/Indirect consumer (8)	98,366	83,436	92	26	1,499	1,370	n/a	n/a
Other consumer (9)	3,264	3,442	105	91	3	4	n/a	n/a
Total held	$578,256	$588,679	$19,654	$9,888	$6,420	$4,311	$38,681	$42,209
Supplemental managed basis data
Credit card – domestic	$133,766	$154,151	n/a	n/a	$5,357	$5,033	n/a	n/a
Credit card – foreign	30,768	28,083	n/a	n/a	836	717	n/a	n/a
Total credit card – managed	$164,534	$182,234	n/a	n/a	$6,193	$5,750	n/a	n/a

(1)

The definition of nonperforming generally does not include consumer credit card and consumer non-real estate loans and leases. These loans are charged off no later than the end of the month in which the account becomes 180 days past due.

(2)

Nonperforming held consumer loans and leases as a percentage of outstanding consumer loans and leases were 3.40 percent (3.64 percent excluding the Countrywide purchased impaired loan portfolio) and 1.68 percent (1.81 percent excluding the Countrywide purchased impaired loan portfolio) at September 30, 2009 and December 31, 2008.

(3)

Balances do not include Countrywide purchased impaired loans, even though the customer may be contractually past due. Loans accounted for as impaired upon acquisition were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)

Accruing held consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 1.11 percent (1.19 percent excluding the Countrywide purchased impaired loan portfolio) and 0.73 percent (0.79 percent excluding the Countrywide purchased impaired loan portfolio) at September 30, 2009 and December 31, 2008. Residential mortgages accruing past due 90 days or more represent repurchases of insured or guaranteed loans. See residential mortgage discussion for more detail.

(5)	Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date. These amounts are included in the Outstandings column in this table.

(6)	Includes foreign residential mortgages of $533 million at September 30, 2009 from the Merrill Lynch acquisition. We did not have any foreign residential mortgage loans at December 31, 2008.

(7)

Discontinued real estate includes $13.9 billion and $18.2 billion of pay option loans and $1.5 billion and $1.8 billion of subprime loans at September 30, 2009 and December 31, 2008 which were obtained in connection with the acquisition of Countrywide. We no longer originate these products.

(8)

Outstandings include dealer financial services loans of $41.4 billion and $40.1 billion, consumer lending loans of $21.9 billion and $28.2 billion, securities-based lending margin loans of $11.7 billion and $0, and foreign consumer loans of $7.9 billion and $1.8 billion at September 30, 2009 and December 31, 2008.

(9)	Outstandings include consumer finance loans of $2.3 billion and $2.6 billion, and other foreign consumer loans of $683 million and $618 million at September 30, 2009 and December 31, 2008.

n/a	= not applicable

Table 19 presents net charge-offs and related ratios for our consumer loans and leases, and net losses and related ratios for our managed credit card portfolio for the three and nine months ended September 30, 2009 and 2008. The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate benefit from the addition of the Countrywide purchased impaired loan portfolio as the initial fair value adjustments recorded on those loans at acquisition already included the estimated credit losses. The reported net charge-offs for residential mortgage do not include the benefits of amounts reimbursable under cash collateralized synthetic securitizations. Adjusting for the benefit of this credit protection, the residential mortgage net charge-off ratio for both the three and nine months ended September 30, 2009 would have been reduced by 29 bps.

Table 19
Consumer Net Charge-offs/Net Losses and Related Ratios
	Net Charge-offs/Losses				Net Charge-off/Loss Ratios (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30

(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Held basis
Residential mortgage	$1,247	$242	$3,117	$459	2.05%	0.37%	1.64%	0.23%
Home equity	1,970	964	5,490	2,383	5.10	2.53	4.70	2.46
Discontinued real estate	37	(3)	87	(3)	0.89	(0.05)	0.64	(0.05)
Credit card – domestic	1,787	1,094	5,001	2,917	14.25	6.86	12.51	6.20
Credit card – foreign	382	148	844	389	7.14	3.46	5.95	3.19
Direct/Indirect consumer	1,451	845	4,175	2,060	5.76	3.94	5.56	3.35
Other consumer	118	106	314	275	14.00	11.36	12.54	9.45
Total held	$6,992	$3,396	$19,028	$8,480	4.73	2.24	4.21	2.01
Supplemental managed basis data
Credit card – domestic	$4,816	$2,643	$12,767	$7,125	13.92	6.87	11.88	6.24
Credit card – foreign	661	353	1,551	994	8.41	4.21	7.05	4.06
Total credit card – managed	$5,477	$2,996	$14,318	$8,119	12.90	6.40	11.06	5.85

(1)

Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases during the period for each loan and lease category.

(2)

Net charge-off ratios excluding the Countrywide purchased impaired loan portfolio were 2.14 percent and 1.71 percent for residential mortgage, 5.60 percent and 5.16 percent for home equity, 7.76 percent and 6.24 percent for discontinued real estate, and 5.07 percent and 4.51 percent for the total held consumer portfolio for the three and nine months ended September 30, 2009, respectively. These are the only product classifications materially impacted by the Countrywide purchased impaired loan portfolio for the three and nine months ended September 30, 2009. For these loan and lease categories the dollar amounts of the net charge-offs were unchanged.

In certain cases, the inclusion of the Countrywide purchased impaired portfolio, which was written down to fair value at acquisition, may impact portfolio credit statistics and trends. We believe that the presentation of information adjusted to exclude the impacts of the Countrywide purchased impaired loan portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the discussions below of the residential mortgage, home equity and discontinued real estate portfolios, we supplement certain reported statistics with information that is adjusted to exclude the impacts of the Countrywide purchased impaired loan portfolio. In addition, beginning on page 166, we separately disclose information on the Countrywide purchased impaired loan portfolio.

Residential Mortgage

The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 41 percent of consumer loans and leases (42 percent excluding the Countrywide purchased impaired loan portfolio) at September 30, 2009. Approximately 15 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that were originated for the home purchase and refinancing needs of our affluent customers. The remaining portion of the portfolio is mostly in All Other and is comprised of both purchased loans as well as residential loans originated for our customers which are used in our overall ALM activities.

Outstanding loans and leases decreased $9.1 billion at September 30, 2009 compared to December 31, 2008 due to lower balance sheet retention of new originations, paydowns, charge-offs as well as sales and conversions of loans into retained mortgage-backed securities. These decreases were offset in part by the acquisition of Merrill Lynch. At September 30, 2009 and December 31, 2008, loans past due 90 days or more and still accruing interest were $2.3 billion and $372 million related to repurchases pursuant to our servicing agreements with Government National Mortgage Association (GNMA) mortgage pools where repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The increase was driven by the repurchase of $1.9 billion of delinquent loans from securitizations during the quarter primarily related to the reinstatement of the repurchase program in relation to legacy Countrywide loan pools. Excluding these repurchases, the accruing loans past due 90 days or more as a percentage of consumer loans and leases would have been 0.71 percent (0.76 percent excluding the Countrywide purchased impaired loan portfolio) and 0.67 percent (0.72 percent excluding the Countrywide purchased impaired loan portfolio) at September 30, 2009 and December 31, 2008.

Nonperforming residential mortgage loans increased $8.5 billion compared to December 31, 2008 due to the impacts of the weak housing markets and economic conditions and in part due to TDRs. At September 30, 2009, $8.4 billion or approximately 54 percent of the nonperforming residential mortgage loans were greater than 180 days past due and had been written down to their fair values. For more information on TDRs refer to the Nonperforming Consumer Assets Activity discussion on page 172 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. Net charge-offs increased $1.0 billion to $1.2 billion for the three months ended September 30, 2009, or 2.05 percent (2.14 percent excluding the Countrywide purchased impaired portfolio) of total average residential mortgage loans compared to 0.37 percent for the same period in 2008. Net charge-offs increased $2.7 billion to $3.1 billion for the nine months ended September 30, 2009, or 1.64 percent (1.71 percent excluding the Countrywide purchased impaired portfolio) of total average residential mortgage loans compared to 0.23 percent for the same period in 2008. These increases reflect the impacts of the weak housing markets and the weak economy. See the Countrywide Purchased Impaired Loan Portfolio discussion beginning on page 166 for more information.

We mitigate a portion of our credit risk through cash collateralized synthetic securitizations which provide mezzanine risk protection of $2.6 billion and are designed to reimburse us in the event that losses exceed 10 bps of the original pool balance. As of September 30, 2009 and December 31, 2008, $76.3 billion and $109.3 billion of mortgage loans were referenced by these agreements. The decrease in these credit protected pools was due to approximately $9.9 billion in loan sales, a terminated transaction of $6.6 billion and principal payments during the nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, $37 million and $673 million were recognized in other income for amounts that will be reimbursed under these structures. As of September 30, 2009, we had a receivable of $1.1 billion from these structures for reimbursement of losses. In addition, we have entered into credit protection agreements with government sponsored enterprises (GSEs) of $5.5 billion and $9.6 billion as of September 30, 2009 and December 31, 2008, providing full protection on conforming residential mortgage loans that become severely delinquent. The decrease in the GSE protected pool is primarily due to loan sales during the first nine months of 2009. Combined, these structures provided risk mitigation for approximately 34 percent and 48 percent of our residential mortgage portfolio at September 30, 2009 and December 31, 2008. Our regulatory risk-weighted assets were reduced as a result of these risk protection transactions because we transferred a portion of our credit risk to unaffiliated parties. At September 30, 2009 and December 31, 2008, these transactions had the cumulative effect of reducing our risk-weighted assets by $18.3 billion and $34.0 billion, and strengthened our Tier 1 Capital ratio at September 30, 2009 and December 31, 2008 by 15 bps and 24 bps.

Below is a discussion of certain risk characteristics of the residential mortgage portfolio excluding the Countrywide purchased impaired loan portfolio, which have contributed to higher losses. These characteristics include loans with high refreshed LTVs, loans which were originated at the peak of home prices in 2006 and 2007, loans to borrowers located in the states of California and Florida where we have concentrations and where significant declines in home prices have been experienced, as well as interest only loans. Although the disclosures below deal with each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which has contributed to a disproportionate share of the losses in the portfolio. Excluding the Countrywide purchased impaired portfolio, residential mortgage loans with all of these higher risk characteristics comprised eight percent of the total residential mortgage portfolio at September 30, 2009, but have accounted for 33 percent and 31 percent of the residential mortgage net charge-offs for the three and nine months ended September 30, 2009.

Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the portfolio and loans with a refreshed LTV greater than 100 percent represented 27 percent. Of the loans with a refreshed LTV greater than 100 percent, 82 percent were performing at September 30, 2009. The remaining were classified as nonperforming, however 64 percent of those were greater than 180 days past due and had been written down to their fair values. Additionally, nonperforming loans which are not greater than 180 days past due include loans which have been modified and are performing in accordance with their modified terms but are classified as nonperforming because they were TDRs. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding balance of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration from the weakened economy. Loans with refreshed FICO scores lower than 620 represented 14 percent of the portfolio.

The 2006 and 2007 vintage loans, which represent 44 percent of our residential mortgage portfolio, continue to season and have a higher refreshed LTV and accounted for 68 percent of nonperforming loans at September 30, 2009 and approximately 83 percent and 82 percent of net charge-offs for the three and nine months ended September 30, 2009.

In addition, residential mortgage loans to borrowers in the state of California represented 36 percent of total residential mortgage loans at both September 30, 2009 and December 31, 2008. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of the total residential mortgage portfolio at both September 30, 2009 and December 31, 2008. In addition, residential mortgage loans to borrowers in the state of Florida represented six percent of the total residential mortgage portfolio at September 30, 2009 and seven percent at December 31, 2008. California and Florida combined represented 42 percent of the total residential mortgage portfolio and 44 percent of nonperforming residential mortgage loans at September 30, 2009, but accounted for 59 percent and 60 percent of the residential mortgage net charge-offs for the three and nine months ended September 30, 2009. California and Florida in aggregate comprised 62 percent of loans with a refreshed LTV greater than 100 percent at September 30, 2009, of which 81 percent were performing. The remaining loans were classified as nonperforming, however 68 percent of those were greater than 180 days past due and had been written down to fair value. Additionally, nonperforming loans which are not greater than 180 days past due include loans which have been modified and are performing in accordance with their modified terms but are classified as nonperforming because they were TDRs. Additionally, 40 percent and 28 percent of loans in California and Florida are in reference pools of synthetic securitizations, as described above, which provide mezzanine risk protection. The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio.

    Table 20

    Residential Mortgage State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2009	December 31 2008	September 30 2009	December 31 2008	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2009	2008	2009	2008
California	$82,132	$84,847	$5,125	$2,028	$552	$114	$1,346	$195
Florida	14,599	15,787	1,759	1,012	186	37	514	75
New York	12,679	15,539	613	255	24	1	45	4
Texas	9,731	10,804	579	315	13	4	41	13
Virginia	8,036	9,696	461	229	21	9	68	17
Other U.S./Foreign	100,565	101,377	6,972	3,218	451	77	1,103	155
Total residential mortgage loans (excluding the Countrywide purchased impaired residential mortgage loan portfolio)	$227,742	$238,050	$15,509	$7,057	$1,247	$242	$3,117	$459
Total Countrywide purchased impaired residential mortgage loan portfolio(1)	11,179	10,013
Total residential mortgage loans	$238,921	$248,063

(1)

Represents acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date. See page 166 for the discussion of the characteristics of the purchased impaired loans.

Of the total residential mortgage portfolio, $86.6 billion or 38 percent at September 30, 2009 are interest-only loans of which 90 percent were performing. Nonperforming balances on interest-only residential mortgage loans were $8.2 billion or 53 percent of total nonperforming residential mortgages. Additionally, net charge-offs on the interest-only portfolio represented 59 percent and 60 percent of the total residential mortgage net charge-offs for the three and nine months ended September 30, 2009.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At September 30, 2009, our CRA portfolio comprised seven percent of the total period end residential mortgage loan balances but comprised 19 percent of nonperforming residential mortgage loans. This portfolio also comprised 22 percent of residential mortgage net charge-offs during both the three and nine months ended September 30, 2009. While approximately 34 percent of our overall residential mortgage portfolio carries risk mitigation protection, only a small portion of our CRA portfolio is covered by this protection.

Home Equity

The home equity portfolio is comprised of home equity loans and home equity lines of credit. At September 30, 2009, approximately 87 percent of the home equity portfolio was included in Home Loans & Insurance, while the remainder of the portfolio was primarily in GWIM. Outstanding home equity loans decreased $444 million at September 30, 2009 compared to December 31, 2008 due to paydowns in the legacy portfolio partially offset by the acquisition of Merrill Lynch. Of the home equity loans at September 30, 2009 and December 31, 2008, approximately $25.9 billion or 17 percent and $23.2 billion or 15 percent were in first lien positions (19 percent and 17 percent excluding the Countrywide purchased impaired home equity loan portfolio). For more information on the Countrywide purchased impaired home equity loan portfolio, see the discussion in Countrywide Purchased Impaired Loan Portfolio beginning on page 166.

Home equity unused lines of credit totaled approximately $95.7 billion at September 30, 2009 compared to $107.4 billion at December 31, 2008. This decrease was driven primarily by customer account attrition as well as line management initiatives on deteriorating accounts with declining equity positions partially offset by the Merrill Lynch acquisition. The home equity utilization rate was 56 percent at September 30, 2009 compared to 52 percent at December 31, 2008.

Nonperforming home equity loans increased $1.1 billion to $3.7 billion compared to December 31, 2008 due in part to TDRs. At September 30, 2009, $576 million, or approximately 15 percent of the nonperforming home equity loans were greater than 180 days past due and had been written down to their fair values. For more information on TDRs refer to the Nonperforming Consumer Assets Activity discussion on page 172 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. Net charge-offs increased $1.0 billion to $2.0 billion for the three months ended September 30, 2009 or 5.10 percent (5.60 percent excluding the Countrywide purchased impaired home equity portfolio) of total average home equity loans compared to 2.53 percent for the same period in 2008. Net charge-offs increased $3.1 billion to $5.5 billion for the nine months ended September 30, 2009 or 4.70 percent (5.16 percent excluding the Countrywide purchased impaired home equity portfolio) of total average home equity loans compared to 2.46 percent for the same period in 2008. These increases were driven by continued weakness in the housing markets and the economy as well as approximately $223 million in charge-offs related to loss severity adjustments driven by the protracted nature of collections under certain insurance contracts.

Below is a discussion of certain risk characteristics of the home equity portfolio excluding the Countrywide purchased impaired loan portfolio, which have contributed to higher losses. These characteristics include loans with high refreshed CLTV, loans originated at the peak of home prices in 2006 and 2007, and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced and in some cases eliminated all collateral value after consideration of the first lien position. Although the disclosures below deal with each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Excluding the Countrywide purchased impaired portfolio, home equity loans with all of these higher risk characteristics comprised 14 percent of the total home equity portfolio at September 30, 2009, but have accounted for 37 percent and 38 percent of the home equity net charge-offs for the three and nine months ended September 30, 2009.

Home equity loans with greater than 90 percent but less than 100 percent refreshed CLTV comprised 12 percent of the home equity portfolio while loans with refreshed CLTVs greater than 100 percent comprised 38 percent of the portfolio at September 30, 2009. Net charge-offs on loans with a refreshed CLTV greater than 100 percent represented 76 percent and 82 percent of net charge-offs for the three and nine months ended September 30, 2009. Of those loans with a refreshed CLTV greater than 100 percent, 95 percent were performing at September 30, 2009. Home equity loans and lines of credit with a refreshed CLTV greater than 100 percent reflect loans where the outstanding balance of the combined loans is equal to or greater than the most recent valuation of the property securing the loan. The majority of these high refreshed CLTV ratios are due to the weakened economy and home price declines. In addition, loans with a refreshed FICO score lower than 620 represented 12 percent of the home equity loans at September 30, 2009. Of the total home equity portfolio, 68 percent at September 30, 2009 were interest-only loans.

The 2006 and 2007 vintage loans, which represent 48 percent of our home equity portfolio, continue to season and have a higher refreshed CLTV and accounted for 61 percent of nonperforming loans at September 30, 2009 and approximately 72 percent and 73 percent of net charge-offs for the three and nine months ended September 30, 2009. Additionally, legacy Bank of America discontinued the program of purchasing non-franchise originated loans in the second quarter of 2007. These purchased loans represented only two percent of the portfolio but accounted for seven percent and 10 percent of net charge-offs for the three and nine months ended September 30, 2009.

Excluding the Countrywide purchased impaired home equity portfolio, our home equity loan portfolio in the states of California and Florida represented 41 percent and 40 percent of outstanding home equity loans at September 30, 2009 and December 31, 2008. These states accounted for $2.0 billion, or 53 percent, of nonperforming home equity loans at

September 30, 2009. In addition, these states represented 61 percent of the home equity net charge-offs for both the three and nine months ended September 30, 2009. California and Florida in aggregate represented 58 percent of outstanding home equity loans with a refreshed CLTV greater than 100 percent, of which 95 percent were performing at September 30, 2009. The average refreshed CLTV for home equity loans in these states was 105 percent as of September 30, 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at September 30, 2009 and 15 percent and 11 percent of net charge-offs for the three and nine months ended September 30, 2009. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at September 30, 2009 but comprised only seven percent and six percent of net charge-offs for the three and nine months ended September 30, 2009. The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity portfolio.

    Table 21

    Home Equity State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2009	December 31 2008	September 30 2009	December 31 2008	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2009	2008	2009	2008
California	$39,196	$38,015	$1,191	$857	$783	$409	$2,105	$1,012
Florida	17,288	17,893	782	597	414	232	1,239	519
New Jersey	8,951	8,929	186	126	74	23	181	68
New York	8,919	8,602	265	176	85	23	203	69
Massachusetts	6,288	6,008	84	48	23	14	70	41
Other U.S./Foreign	57,785	58,937	1,233	833	591	263	1,692	674
Total home equity loans (excluding the Countrywide purchased impaired home equity portfolio)	$138,427	$138,384	$3,741	$2,637	$1,970	$964	$5,490	$2,383
Total Countrywide purchased impaired home equity portfolio (1)	13,612	14,099
Total home equity portfolio	$152,039	$152,483

(1)

Represents acquired loans and lines of credit from Countrywide that were considered impaired and written down to fair value at the acquisition. See page 166 for the discussion of the characteristics of the purchased impaired loans.

Discontinued Real Estate

The discontinued real estate portfolio, totaling $15.5 billion at September 30, 2009, consisted of pay option and subprime loans obtained in connection with the acquisition of Countrywide. At acquisition, the majority of the discontinued real estate portfolio was considered impaired and, accordingly written down to fair value. At September 30, 2009, the Countrywide purchased impaired loan portfolio comprised $13.9 billion or 90 percent of the discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See the Countrywide Purchased Impaired Loan Portfolio discussion to follow for more information on the discontinued real estate portfolio.

At September 30, 2009, the non-purchased impaired discontinued real estate portfolio was $1.6 billion. These loans with greater than 90 percent but less than 100 percent refreshed CLTV comprised 13 percent of the discontinued real estate portfolio while loans with refreshed CLTVs greater than 100 percent comprised 10 percent of the portfolio at September 30, 2009. Loans with refreshed FICO scores lower than 620 represented 34 percent of the portfolio. California represented 36 percent of the portfolio and 39 percent of the nonperforming loans while Florida represented nine percent of the portfolio and 14 percent of the nonperforming loans at September 30, 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 15 percent of outstanding discontinued real estate loans at September 30, 2009.

Countrywide Purchased Impaired Loan Portfolio

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for as purchased impaired loans, which addresses accounting for differences between contractual and expected cash flows to be collected from the Corporation’s initial investment in loans if those differences are attributable, at least in part, to credit quality. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed FICO scores, and refreshed LTVs. Purchased impaired loans are recorded at fair value and purchased impaired loan accounting prohibits “carrying over” or the creation of valuation allowances in the initial accounting. The Merrill Lynch purchased impaired consumer loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios. As such, the Merrill Lynch consumer purchased impaired loan portfolio is excluded from the following discussion and credit statistics.

Certain acquired loans of Countrywide that were considered impaired were written down to fair value at the acquisition date. As a result, there were no reported net charge-offs during the three and nine months ended September 30, 2009 on these loans as the initial fair value at acquisition date already considered the estimated credit losses on these loans. As of September 30, 2009, the carrying value was $38.7 billion, excluding the $3.5 billion in incremental allowance, and the unpaid principal balance of these loans was $49.2 billion. Based on the unpaid principal balance $33.2 billion have experienced no charge-offs and of these loans 83 percent, or $27.4 billion are current based on their contractual terms. Of the $5.8 billion that are not current, approximately one-third, or $1.8 billion are in early stage delinquency. During the three and nine months ended September 30, 2009, had the acquired portfolios not been accounted for as impaired, we would have recorded additional net charge-offs of $2.2 billion and $6.6 billion. During both the three and nine months ended September 30, 2009, the Countrywide purchased impaired loan portfolio experienced further credit deterioration due to weakness in the housing markets and the impacts of a weak economy. As such, during the three months ended September 30, 2009, we recorded a $1.3 billion charge to the provision for credit losses. The allowance increase was comprised of $726 million for home equity loans and $583 million for discontinued real estate loans. For the nine months ended September 30, 2009, we recorded a $2.8 billion charge to the provision for credit losses comprised of $2.5 billion for home equity loans and $316 million for discontinued real estate loans. For further information regarding the purchased impaired loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

In the paragraphs below we provide additional information on the Countrywide purchased impaired residential mortgage, home equity and discontinued real estate loan portfolios. Since these loans were written down to fair value upon acquisition, we are reporting this information separately. In certain cases, we supplement the reported statistics on these portfolios with information that is presented as if the acquired loans had not been accounted for as impaired upon acquisition.

Residential Mortgage

The Countrywide purchased impaired residential mortgage portfolio outstandings were $11.2 billion at September 30, 2009 and comprised 29 percent of the total Countrywide purchased impaired loan portfolio. Those loans with a refreshed FICO score lower than 620 represented 30 percent of the Countrywide purchased impaired residential mortgage portfolio at September 30, 2009. Refreshed LTVs greater than 90 percent after consideration of purchase accounting adjustments and refreshed LTVs greater than 90 percent based on the unpaid principal balance represented 67 percent and 81 percent of the residential mortgage portfolio.

California represented approximately 56 percent of the outstanding Countrywide purchased impaired residential mortgage portfolio and Florida represented approximately seven percent at September 30, 2009. Had the acquired portfolios not been accounted for as impaired upon acquisition the residential mortgage portfolio would have had additional net charge-offs of $349 million and $918 million for the three and nine months ended September 30, 2009. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been accounted for as impaired upon acquisition, by certain state concentrations.

    Table 22

    Countrywide Purchased Impaired Loan Portfolio – Residential Mortgage State Concentrations

	Outstandings		Purchased Impaired Net Charge-offs (1,2)
(Dollars in millions)	September 30 2009	December 31 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
California	$6,228	$5,633	$181	$491
Florida	831	776	52	144
Virginia	621	556	12	30
Maryland	284	253	7	13
Texas	168	148	1	5
Other U.S. / Foreign	3,047	2,647	96	235
Total Countrywide purchased impaired residential mortgage loan portfolio	$11,179	$10,013	$349	$918

(1)	Represents additional net charge-offs for the three and nine months ended September 30, 2009 had the portfolio not been accounted for as impaired upon acquisition.
(2)

Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now included in the residential mortgage outstandings shown above. Charge-offs on these loans prior to modification are excluded from the amounts shown above and shown as discontinued real estate charge-offs consistent with the product classification of the loan at the time of charge-off.

Home Equity

The Countrywide purchased impaired home equity outstandings were $13.6 billion at September 30, 2009 and comprised 35 percent of the total Countrywide purchased impaired loan portfolio. Those loans with a refreshed FICO score lower than 620 represented 20 percent of the Countrywide purchased impaired home equity portfolio at September 30, 2009. Refreshed CLTVs greater than 90 percent represented 90 percent of the home equity portfolio at September 30, 2009, based both on the unpaid principal balance and after consideration of purchase accounting adjustments.

California represented approximately 33 percent of the outstanding Countrywide purchased impaired home equity portfolio and Florida represented approximately six percent at September 30, 2009. Had the acquired portfolios not been accounted for as impaired upon acquisition the home equity portfolio would have had additional net charge-offs of $866 million and $2.7 billion for the three and nine months ended September 30, 2009. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been impaired upon acquisition, by certain state concentrations.

    Table 23

    Countrywide Purchased Impaired Portfolio – Home Equity State Concentrations

	Outstandings		Purchased Impaired Net Charge-offs (1)
(Dollars in millions)	September 30 2009	December 31 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
California	$4,458	$5,110	$445	$1,403
Florida	797	910	71	254
Arizona	562	626	51	157
Virginia	552	529	18	58
Colorado	429	402	12	36
Other U.S. / Foreign	6,814	6,522	269	812
Total Countrywide purchased impaired home equity portfolio	$13,612	$14,099	$866	$2,720

(1)	Represents additional net charge-offs for the three and nine months ended September 30, 2009 had the portfolio not been accounted for as impaired upon acquisition.

Discontinued Real Estate

The Countrywide purchased impaired discontinued real estate portfolio outstandings were $13.9 billion at September 30, 2009 and comprised 36 percent of the total Countrywide purchased impaired loan portfolio. Those loans with a refreshed FICO score lower than 620 represented 46 percent of the Countrywide purchased impaired discontinued real estate portfolio at September 30, 2009. Refreshed LTVs and CLTVs greater than 90 percent represented 54 percent of the discontinued real estate portfolio after consideration of purchase accounting adjustments. Refreshed LTVs and CLTVs greater than 90 percent based on the unpaid principal balance represented 83 percent of the discontinued real estate portfolio at September 30, 2009.

California represented approximately 54 percent of the outstanding Countrywide purchased impaired discontinued real estate portfolio and Florida represented approximately 10 percent at September 30, 2009. Had the acquired portfolio not been accounted for as impaired upon acquisition, the discontinued real estate portfolio would have had additional net charge-offs of $970 million and $2.9 billion for the three and nine months ended September 30, 2009. The table below presents outstandings net of purchase accounting adjustments and net charge-offs had the portfolio not been accounted for as impaired upon acquisition, by certain state concentrations.

    Table 24

    Countrywide Purchased Impaired Loan Portfolio – Discontinued Real Estate State Concentrations

	Outstandings		Purchased Impaired Portfolio Net Charge-offs (1,2)
(Dollars in millions)	September 30 2009	December 31 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
California	$7,547	$9,987	$521	$1,714
Florida	1,330	1,831	146	410
Arizona	465	666	47	140
Washington	441	492	13	30
Virginia	422	580	28	73
Other U.S. / Foreign	3,685	4,541	215	545
Total Countrywide purchased impaired discontinued real estate loan portfolio	$13,890	$18,097	$970	$2,912

(1)	Represents additional net charge-offs for the three and nine months ended September 30, 2009 had the portfolio not been accounted for as impaired upon acquisition.
(2)

Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from amounts shown above. Charge-offs on these loans prior to modification are included in the amounts shown above consistent with the product classification of the loan at the time of charge-off.

Pay option adjustable rate mortgages (ARMs) have interest rates that adjust monthly and minimum required payments that adjust annually (subject to resetting of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan’s principal balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause the loan’s principal balance to reach a certain level within the first 10 years of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.

The difference between the frequency of changes in the loans’ interest rates and payments along with a limitation on changes in the minimum monthly payments to 7.5 percent per year can result in payments that are not sufficient to pay all of the monthly interest charges (i.e., negative amortization). Unpaid interest charges are added to the loan balance until the loan balance increases to a specified limit, which can be no more than 115 percent of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established.

At September 30, 2009, the unpaid principal balance of pay option loans was $17.9 billion, with a carrying amount of $13.9 billion, including $13.1 billion of loans that were impaired at acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $16.2 billion and accumulated negative amortization from the original loan balance was $1.1 billion. The percentage of borrowers electing to make only the minimum payment on option arms was 50 percent during the three months ended September 30, 2009. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the purchased impaired pay option portfolio. Based on our expectations, three percent, 26 percent and nine percent of the pay option loan portfolio is expected to reset in the fourth quarter of 2009, and during the full years of 2010 and 2011, respectively. Approximately eight percent is expected to be reset thereafter, and approximately 54 percent are expected to repay prior to being reset.

We manage these purchased impaired portfolios, including consideration for the home retention programs to modify troubled mortgages, consistent with our other consumer real estate practices. For more information, see Recent Events beginning on page 97.

Credit Card – Domestic

The consumer domestic credit card portfolio is managed in Global Card Services. Outstandings in the held domestic credit card loan portfolio decreased $14.9 billion to $49.2 billion at September 30, 2009 compared to December 31, 2008 due to lower transactional volume, the conversion of certain credit card loans into held-to-maturity debt securities, charge-offs and seasonal impacts partially offset by lower payment rates and maturing securitizations. For more information on this conversion see Note 8 – Securitizations to the Consolidated Financial Statements. Held domestic loans past due 30 days and 90 days or more and still accruing interest decreased $573 million and $109 million from December 31, 2008.

Net charge-offs for the held domestic portfolio increased $693 million to $1.8 billion for the three months ended September 30, 2009, or 14.25 percent of total average held credit card – domestic loans compared to 6.86 percent for the same period in 2008. Net charge-offs for the held domestic portfolio increased $2.1 billion to $5.0 billion for the nine months ended September 30, 2009, or 12.51 percent of total average held credit card – domestic loans compared to 6.20 percent for the same period in 2008. These increases were reflective of the weak economy including rising unemployment, underemployment and higher bankruptcies.

Managed domestic credit card outstandings decreased $20.4 billion to $133.8 billion at September 30, 2009 compared to December 31, 2008 due to lower transactional volume, credit losses and seasonal impacts partially offset by lower payment rates. Managed consumer domestic credit card loans that were accruing past due 90 days or more increased to $5.4 billion, or 4.00 percent, compared to $5.0 billion, or 3.27 percent at December 31, 2008. Managed loans that were 30 days or more past due and still accruing interest decreased $363 million to $10.4 billion compared to $10.7 billion at December 31, 2008. Due to the decline in outstandings, the percentage of balances 30 days or more past due and still accruing interest increased to 7.74 percent from 6.96 percent at December 31, 2008. Managed net losses increased $2.2 billion to $4.8 billion for the three months ended September 30, 2009, or 13.92 percent of total average managed domestic loans compared to 6.87 percent for the same period in 2008. Managed net losses increased $5.6 billion to $12.8 billion for the nine months ended September 30, 2009, or 11.88 percent of total average managed domestic loans compared to 6.24 percent for the same period in 2008. The increases in managed net losses were driven by the same factors as described in the held discussion above.

Our managed credit card – domestic loan portfolio in the states of California and Florida represented in aggregate 24 percent of credit card – domestic outstandings at September 30, 2009. These states represented 34 percent of the credit card – domestic net losses for both the three and nine months ended September 30, 2009. The table below presents asset quality indicators by certain state concentrations for the managed credit card – domestic portfolio.

  Table 25

  Credit Card – Domestic State Concentrations – Managed Basis

	Outstandings		Accruing Past Due 90 Days or More		Net Losses
	September 30	December 31	September 30	December 31	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
California	$20,917	$24,191	$1,084	$997	$1,034	$513	$2,680	$1,319
Florida	11,261	13,210	657	642	610	324	1,649	840
Texas	8,935	10,262	326	293	272	159	713	466
New York	8,144	9,368	294	263	243	136	639	382
New Jersey	5,348	6,113	191	172	159	84	420	222
Other U.S.	79,161	91,007	2,805	2,666	2,498	1,427	6,666	3,896
Total credit card – domestic loans – managed basis	$133,766	$154,151	$5,357	$5,033	$4,816	$2,643	$12,767	$7,125

Managed consumer credit card unused lines of credit for domestic credit card totaled $469.2 billion at September 30, 2009 compared to $713.0 billion at December 31, 2008. The $243.8 billion decrease was driven primarily by account management initiatives mainly on inactive accounts.

Credit Card – Foreign

The consumer foreign credit card portfolio is managed in Global Card Services. Outstandings in the held foreign credit card loan portfolio increased $3.8 billion to $21.0 billion at September 30, 2009 compared to December 31, 2008 primarily due to the strengthening of certain foreign currencies, particularly the British pound against the U.S. dollar. Net charge-offs for the held foreign portfolio increased $234 million to $382 million for the three months ended September 30, 2009, or 7.14 percent of total average held credit card – foreign loans compared to 3.46 percent for the same period in 2008. Net charge-offs for the held foreign portfolio increased $455 million to $844 million for the nine months ended September 30, 2009, or 5.95 percent of total average held credit card – foreign loans compared to 3.19 percent for the same period in 2008. These increases were driven primarily by deterioration of the portfolio and a higher level of bankruptcies/insolvencies reflective of the weak economic conditions also being experienced in Europe and Canada.

Managed foreign credit card outstandings increased $2.7 billion to $30.8 billion at September 30, 2009 compared to December 31, 2008 primarily due to the strengthening of certain foreign currencies, particularly the British pound against the U.S. dollar. Managed consumer foreign loans that were accruing past due 90 days or more increased to $836 million, or 2.72 percent, compared to $717 million or 2.55 percent at December 31, 2008. These increases were primarily due to the strengthening of foreign currencies, especially the British pound, against the U.S. dollar, further exacerbated by continuing weakness in the European and Canadian economies. Net losses for the managed foreign portfolio increased $308 million to $661 million for the three months ended September 30, 2009, or 8.41 percent of total average managed credit card – foreign loans compared to 4.21 percent for the same period in 2008. Net losses for the managed foreign portfolio increased $557 million to $1.6 billion for the nine months ended September 30, 2009, or 7.05 percent of total average managed credit card – foreign loans compared to 4.06 percent for the same period in 2008. These increases in managed net losses were driven by the same factors as described in the held discussion above.

Managed consumer credit card unused lines of credit for foreign credit card totaled $69.8 billion at September 30, 2009 compared to $80.6 billion at December 31, 2008. The $10.8 billion decrease was driven primarily by account management initiatives mainly on inactive accounts.

Direct/Indirect Consumer

At September 30, 2009, approximately 42 percent of the direct/indirect portfolio was included in Global Banking (automotive, marine, motorcycle and recreational vehicle loans), 24 percent was included in Global Card Services (consumer personal loans and other non-real estate secured), 22 percent was included in GWIM (principally other non-real estate secured and unsecured personal loans and securities-based lending margin loans) and the remainder was included in Deposits (student loans).

Outstanding loans and leases increased $14.9 billion to $98.4 billion at September 30, 2009 compared to December 31, 2008 primarily due to the acquisition of Merrill Lynch which included both domestic and foreign securities-based lending margin loans, partially offset by lower outstandings in the Global Card Services consumer lending portfolio. Net charge-offs increased $606 million to $1.5 billion for the three months ended September 30, 2009, or 5.76 percent of total average direct/indirect loans compared to 3.94 percent for the same period in 2008. Net charge-offs increased $2.1 billion to $4.2 billion for the nine months ended September 30, 2009, or 5.56 percent of total average direct/indirect loans compared to 3.35 percent for the same period in 2008. The increase was concentrated in the Global Card Services consumer lending portfolio, driven by portfolio deterioration and higher bankruptcies reflecting the effects of a weak economy. Net charge-off rates in the consumer lending portfolio have also been impacted by a significant slowdown in new loan production due in part to a tightening of underwriting criteria. Net charge-off rates in the consumer lending portfolio were 20.27 percent and 17.40 percent during the three and nine months ended September 30, 2009, compared to 8.43 percent and 7.13 percent during the same periods in 2008. Additionally, in the nine month comparison, the weak economy resulted in higher charge-offs in the dealer financial services portfolio. Loans that were past due 30 days or more and still accruing interest declined compared to December 31, 2008 driven by the consumer lending portfolio.

The table below presents asset quality indicators by certain state concentrations for the direct/indirect consumer loan portfolio.

  Table 26

  Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30	December 31	September 30	December 31	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
California	$11,924	$10,555	$239	$247	$267	$164	$804	$395
Texas	8,834	7,738	102	88	101	60	279	157
Florida	7,659	7,376	135	145	143	92	454	213
New York	5,204	4,938	77	69	74	47	203	112
Georgia	3,261	3,212	54	48	49	28	153	67
Other U.S./Foreign	61,484	49,617	892	773	817	454	2,282	1,116
Total direct/indirect loans	$98,366	$83,436	$1,499	$1,370	$1,451	$845	$4,175	$2,060

Other Consumer

At September 30, 2009, 72 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that we have previously exited and are included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Global Card Services and deposit overdrafts which are recorded in Deposits.

Nonperforming Consumer Assets Activity

Table 27 presents nonperforming consumer assets activity during the most recent five quarters. Total net additions to nonperforming loans and leases in the third quarter of 2009 were $1.9 billion compared to $3.2 billion and $4.7 billion in the second and first quarters of 2009. The net additions to nonperforming loans and leases in the three months ended September 30, 2009 were driven primarily by the residential mortgage and home equity portfolios reflective of the weak housing markets and economy, seasoning of vintages originated in periods of higher growth and performing loans that were accelerated into nonperforming loan status upon modification into a TDR. The lower level of net additions was driven by reductions to new nonaccrual loans and leases as well as higher transfers to foreclosed properties and net charge-offs. The reduction to new nonaccrual loans and leases was due to loans that entered a trial period during the third quarter. This trial period applies to loans whose payment terms were revised, but for which actual modification does not take place until three payments have been made in accordance with the revised terms and documentation requirements have been completed. Additionally, the flow through of improved early stage delinquencies in the second quarter of 2009 contributed to the reduction. Nonperforming consumer real estate related TDRs as a percentage of total nonperforming consumer assets were 22 percent at September 30, 2009 compared to five percent at December 31, 2008 due primarily to increased volume over the nine months related to our participation in the MHA program.

The outstanding balance of a real estate secured loan that is in excess of the property value, less costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due. The property value is refreshed quarterly with additional charge-offs taken as needed. At September 30, 2009, $9.4 billion or approximately 57 percent of the nonperforming residential mortgage assets and $656 million, or approximately 17 percent of the nonperforming home equity assets were greater than 180 days past due and had been written down to their fair values.

For the three months ended September 30, 2009, approximately 25 percent of the net increase in nonperforming loans was added from the Countrywide purchased loan portfolio and approximately five percent resulted from the Merrill Lynch acquisition. While we witnessed increased levels of nonperforming loans transferred to foreclosed properties due to the lifting of various foreclosure moratoriums during the third quarter of 2009, the net reductions to foreclosed properties of $32 million was driven by sales of foreclosed properties and charge-offs. Nonperforming loans do not include acquired loans from Countrywide that were considered impaired and written down to fair value at the acquisition date as these loans accrete interest.

Restructured Loans

As discussed above, nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and are not returned to performing status until six consecutive, on-time payments under the modified terms have been made by the customer. Nonperforming TDRs are included in Table 27.

The pace of modifications slowed during the third quarter of 2009 due to the MHA program and other programs where the loan goes through a trial period prior to formal modification. For more information on our modification programs see Regulatory Initiatives and Recent Events beginning on page 95. For more information regarding nonperforming loans and leases, see the Nonperforming Loans and Leases, Charge-offs and Delinquencies section in Note – 1 Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

At September 30, 2009, residential mortgage TDRs were $4.5 billion, an increase of $4.0 billion compared to December 31, 2008. Nonperforming TDRs increased $841 million and $2.7 billion during the three and nine months ended September 30, 2009 to $2.9 billion. For the three months ended September 30, 2009, approximately 60 percent of the new residential mortgage nonperforming TDRs resulted from the acceleration of performing loans into nonperforming status upon reclassification. Nonperforming residential mortgage TDRs comprised approximately 18 percent and three percent of total residential mortgage nonperforming assets at

September 30, 2009 and December 31, 2008. Residential mortgage TDRs that were performing in accordance with their modified terms and not included in nonperforming loans in Table 27 were $1.6 billion, with increases of $563 million compared to June 30, 2009 and $1.3 billion compared to December 31, 2008.

At September 30, 2009, home equity TDRs were $2.1 billion, an increase of $1.8 billion compared to December 31, 2008. Nonperforming TDRs increased $218 million and $1.3 billion during the three and nine months ended September 30, 2009 to $1.6 billion. For the three months ended September 30, 2009, approximately 90 percent of the new home equity nonperforming TDRs resulted from the acceleration of performing loans into nonperforming status upon reclassification. Nonperforming home equity TDRs comprised 43 percent and 11 percent of total home equity nonperforming assets at September 30, 2009 and December 31, 2008. Home equity TDRs that were performing in accordance with their modified terms and not included in nonperforming loans in Table 27 were $433 million, increases of $126 million and $432 million from June 30, 2009 and December 31, 2008.

Discontinued real estate TDR’s totaled $66 million at September 30, 2009. This was a decrease of $45 million and $5 million for the three and nine months ended September 30, 2009. Of these loans, $34 million were nonperforming while the remaining $32 million were classified as performing at September 30, 2009.

We also work with customers that are experiencing financial difficulty by renegotiating consumer credit card and consumer lending loans, while ensuring that we remain within FFIEC guidelines. These renegotiated loans are excluded from the Table 27 as we do not classify consumer non-real estate unsecured loans as nonperforming. For further information regarding these restructured and renegotiated loans, see Note 6 – Outstanding Loans and Leases and Note 8 – Securitizations to the Consolidated Financial Statements.

Certain modifications of loans in the purchased impaired loan portfolio result in removal of the loan from the purchased impaired portfolio pool and subsequent classification as a TDR. These modified loans are excluded from Table 27. For more information on TDRs, renegotiated and modified loans, refer to Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 27
Nonperforming Consumer Assets Activity (1)
(Dollars in millions)	Third Quarter 2009	Second Quarter 2009	First Quarter 2009	Fourth Quarter 2008	Third Quarter 2008
Nonperforming loans and leases
Balance, beginning of period	$17,772	$14,592	$9,888	$6,822	$5,220
Additions to nonperforming loans and leases:
New nonaccrual loans and leases (2)	6,696	7,076	7,718	5,283	3,435
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(410)	(382)	(296)	(146)	(110)
Returns to performing status (3)	(966)	(804)	(601)	(501)	(371)
Charge-offs (4)	(2,829)	(2,478)	(1,692)	(1,233)	(1,117)
Transfers to foreclosed properties	(609)	(231)	(425)	(337)	(235)
Transfers to loans held-for-sale	-	(1)	-	-	-
Total net additions to nonperforming loans and leases	1,882	3,180	4,704	3,066	1,602
Total nonperforming loans and leases, end of period (5)	19,654	17,772	14,592	9,888	6,822
Foreclosed properties
Balance, beginning of period	1,330	1,356	1,506	1,656	475
Additions to foreclosed properties:
New foreclosed properties (6, 7)	488	434	353	583	1,601
Reductions in foreclosed properties:
Sales	(428)	(382)	(382)	(623)	(349)
Writedowns	(92)	(78)	(121)	(110)	(71)
Total net additions (reductions) to foreclosed properties	(32)	(26)	(150)	(150)	1,181
Total foreclosed properties, end of period	1,298	1,330	1,356	1,506	1,656
Nonperforming consumer assets, end of period	$20,952	$19,102	$15,948	$11,394	$8,478
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	3.40%	3.01%	2.40%	1.68%	1.14%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	3.62	3.23	2.61	1.93	1.41

(1)

Balances do not include nonperforming LHFS of $3.3 billion, $3.4 billion, $3.7 billion, $3.2 billion and $3.4 billion at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008, respectively.

(2)	The first quarter of 2009 includes $465 million of nonperforming loans and leases acquired from Merrill Lynch.

(3)

Consumer loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after six consecutive, on-time payments.

(4)

Our policy generally is to not classify consumer credit card and consumer non-real estate loans and leases as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

(5)

Approximately 50 percent of the nonperforming loans and leases at September 30, 2009 are greater than 180 days past due and have been written down through charge-offs to approximately 70 percent of unpaid principal balance.

(6)

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded as noninterest expense. New foreclosed properties in the table above are net of $270 million, $166 million, $221 million, $156 million and $128 million of charge-offs during the third, second and first quarters of 2009 and fourth and third quarters of 2008, respectively, taken during the first 90 days after transfer.

(7)	The first quarter of 2009 includes $21 million of foreclosed properties acquired from Merrill Lynch. The third quarter of 2008 includes $952 million of foreclosed properties acquired from Countrywide.

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

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes), which exceed our single name credit risk concentration guidelines at fair value under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s credit view and market perspectives determining the size and timing of the hedging activity. In addition, credit protection is purchased to cover the funded portion as well as the unfunded portion of certain other credit exposures. To lessen the cost of obtaining our desired credit protection levels credit exposure may be added within an industry, borrower or counterparty group by selling protection. These credit derivatives do not meet the requirements for derivatives designated as hedging instruments and are therefore carried at fair value with changes in fair value recorded in other income. For additional information on our fair value portfolio and our hedging activities, see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements and the Industry Concentrations discussion respectively.

Commercial Credit Portfolio

During the first nine months of 2009, continued housing value declines and economic stress impacted our commercial portfolios where we experienced higher levels of losses. Broad-based economic pressures, including reductions in spending by consumers and businesses, have also impacted other commercial credit quality indicators. Loan balances continued to decline in 2009 as businesses aggressively managed their working capital and production capacity by maintaining low inventories, deferring capital spending and rationalizing staff and physical locations. Additionally, borrowers increasingly accessed the capital markets for financing. Lastly, risk mitigation strategies further contributed to the decline in loan balances.

The nonperforming loan and commercial utilized reservable criticized exposure ratios were 3.72 percent and 14.78 percent at September 30, 2009 compared to 1.93 percent and 8.90 percent at December 31, 2008. Nonperforming loan increases were largely driven by continued deterioration in the commercial real estate and commercial – domestic portfolios. Although nonperforming loans and utilized reservable criticized exposures continued to increase, the pace of increase in the second and third quarters of 2009 slowed.

The loans and leases net charge-off ratio increased to 3.09 percent and 2.37 percent for the three and nine months ended September 30, 2009 from 1.13 percent and 0.89 percent for the same periods in 2008. Excluding small business commercial – domestic the total net charge-off ratio was 2.28 percent and 1.62 percent for the three and nine months ended September 30, 2009 compared to 0.54 percent and 0.36 percent for the same periods in 2008. These increases were reported across all commercial portfolios. The increases in commercial – domestic and commercial – foreign net charge-offs were diverse in terms of borrowers and industries. The increase in commercial real estate net charge-offs during the nine months ended September 30, 2009 compared to the same period in the prior year was driven by both the non-homebuilder and homebuilder portfolios while the increase in the third quarter of 2009 compared to the same period in the prior year was driven by the non-homebuilder portfolio. Homebuilder portfolio net charge-offs declined in the third quarter of 2009 compared to the second quarter of 2009.

The acquisition of Merrill Lynch increased our concentrations to certain industries and countries. For more detail on the Merrill Lynch impact see the Industry Concentrations discussion beginning on page 185 and the Foreign Portfolio discussion beginning on page 189. There are also increased concentrations within both investment and non-investment grade loans including monolines, certain leveraged finance and CMBS exposures.

Table 28 presents our commercial loans and leases, and related credit quality information at September 30, 2009 and December 31, 2008. Loans that were acquired from Merrill Lynch that were considered impaired were written down to fair value at acquisition. In addition to being included in the “Outstandings” column below, these loans are also shown separately, net of purchase accounting adjustments, for increased transparency in the “Merrill Lynch Purchased Impaired Loans Portfolio” column. Further, the portion of the Merrill Lynch portfolio that was not impaired at acquisition was also recorded at fair value in accordance with fair value accounting. This adjustment to fair value incorporates the interest rate, creditworthiness of the borrower, and market liquidity compared to the contractual terms of the non-impaired loans at the date of acquisition. For more information, see Note 2 – Merger and Restructuring Activity and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The acquisition of Countrywide and related purchased impaired loan portfolio did not impact the commercial portfolios.

  Table 28

  Commercial Loans and Leases

	Outstandings		Nonperforming (1, 2)		Accruing Past Due 90 Days or More (2, 3)		Merrill Lynch Purchased Impaired Loan Portfolio (4)
(Dollars in millions)	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009
Commercial loans and leases
Commercial – domestic (5)	$189,669	$200,088	$4,719	$2,040	$201	$381	$286
Commercial real estate (6)	72,662	64,701	6,943	3,906	196	52	481
Commercial lease financing	21,910	22,400	170	56	25	23	-
Commercial – foreign	27,634	31,020	261	290	53	7	486
	311,875	318,209	12,093	6,292	475	463	1,253

Small business commercial – domestic (7)	17,938	19,145	167	205	700	640	-
Total commercial loans excluding loans measured at fair value	329,813	337,354	12,260	6,497	1,175	1,103	1,253
Total measured at fair value (8)	6,197	5,413	24	-	111	-	-

Total commercial loans and leases	$336,010	$342,767	$12,284	$6,497	$1,286	$1,103	$1,253

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 3.72 percent (3.73 percent excluding the purchased impaired loan portfolio) and 1.93 percent at September 30, 2009 and December 31, 2008.

(2)

Balances do not include loans accounted for as purchased impaired loans even though the customer may be contractually past due. Loans accounted for as purchased impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans measured at fair value were 0.36 percent and 0.33 percent at September 30, 2009 and December 31, 2008. The September 30, 2009 ratio remained unchanged excluding the purchased impaired loan portfolio.

(4)

Represents acquired loans from Merrill Lynch that were considered impaired and written down to fair value at the acquisition date. These amounts are included in the Outstandings column in this table. The Countrywide acquisition had no impact on the commercial purchased impaired loan portfolio.

(5)	Excludes small business commercial – domestic loans.

(6)

Includes domestic commercial real estate loans of $69.1 billion and $63.7 billion, and foreign commercial real estate loans of $3.5 billion and $979 million at September 30, 2009 and December 31, 2008.

(7)	Small business commercial – domestic is primarily card related.

(8)

Certain commercial loans are measured under the fair value option and include commercial – domestic loans of $4.0 billion and $3.5 billion, commercial – foreign loans of $2.1 billion and $1.7 billion and commercial real estate loans of $98 million and $203 million at September 30, 2009 and December 31, 2008. See Note 16 – Fair Value Disclosures for additional discussion of fair value for certain financial instruments.

Table 29 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2009 and 2008. The reported net charge-off ratios for commercial – domestic, commercial real estate and commercial – foreign were impacted by the addition of the Merrill Lynch purchased impaired loan portfolio as the initial fair value adjustments recorded on those loans at acquisition would have already included the estimated credit losses.

  Table 29

  Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1, 2, 3)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Commercial loans and leases
Commercial – domestic (4)	$773	$117	$1,553	$264	1.58%	0.23%	1.01%	0.18%
Commercial real estate	873	262	1,957	505	4.67	1.65	3.54	1.08
Commercial lease financing	41	8	152	29	0.72	0.13	0.92	0.17
Commercial – foreign	149	46	375	44	2.05	0.56	1.59	0.18

	1,836	433	4,037	842	2.28	0.54	1.62	0.36
Small business commercial – domestic	796	527	2,202	1,368	17.45	10.64	15.85	9.23

Total commercial	$2,632	$960	$6,239	$2,210	3.09	1.13	2.37	0.89

(1)

Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans measured at fair value under the fair value option during the period for each loan and lease category.

(2)

Net charge-off ratios excluding the Merrill Lynch purchased impaired loan portfolio were 1.52 percent and 0.99 percent for commercial – domestic, 4.35 percent and 3.45 percent for commercial real estate, 1.73 percent and 1.51 percent for commercial – foreign, and 2.96 percent and 2.33 percent for the total commercial portfolio for the three and nine months ended September 30, 2009, respectively. These are the only product classifications impacted by the Merrill Lynch purchased impaired loan portfolio for the three and nine months ended September 30, 2009.

(3)

Net charge-offs related to the Merrill Lynch purchased impaired portfolio during the three and nine months ended September 30, 2009 were $31 million for commercial – domestic, $67 million for commercial real estate and $25 million for commercial – foreign as actual credit losses exceeded the initial purchase accounting estimate.

(4)	Excludes small business commercial – domestic.

Table 30 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Total commercial committed credit exposure increased by $25.0 billion, or three percent, at September 30, 2009 compared to December 31, 2008. The increase was largely driven by the addition of $131.6 billion in Merrill Lynch positions to the portfolio partially offset by a reduction in the legacy Bank of America portfolio of $106.6 billion due to a decrease in unfunded commitments, lower derivative valuations and a decline in loan balances driven by decreased demand.

Total commercial utilized credit exposure increased by $26.1 billion, or five percent, at September 30, 2009 compared to December 31, 2008. The most significant increase was in derivative assets which at September 30, 2009 were up $32.6 billion from December 31, 2008. The acquisition of Merrill Lynch was the main driver contributing $58.7 billion to the increase in derivative assets. These increases were partially offset by decreases in legacy Bank of America funded loans and leases of $41.2 billion and derivative assets of $26.1 billion. Funded loans and leases were down due to limited demand for acquisition financing and capital expenditures in the large corporate and middle market portfolios and as clients utilized the improved capital markets more extensively for their funding needs. With the economic outlook uncertain and credit costs high, businesses are aggressively managing working capital and production capacity, maintaining low inventories and deferring capital spending. The decline in legacy Bank of America derivative assets was driven primarily by mark-to-market adjustments impacted by rising medium and long term interest rates during the period.

The loan and lease utilization rate was 53 percent at both September 30, 2009 and December 31, 2008.

  Table 30

  Commercial Credit Exposure by Type

	Commercial Utilized (1, 2, 3)		Commercial Unfunded (2, 4, 5)		Total Commercial Committed (2)
(Dollars in millions)	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Loans and leases	$336,010	$342,767	$298,180	$300,856	$634,190	$643,623
Derivative assets (6)	94,855	62,252	-	-	94,855	62,252
Standby letters of credit and financial guarantees	71,964	72,840	5,639	4,740	77,603	77,580
Assets held-for-sale (7)	14,758	14,206	1,078	183	15,836	14,389
Bankers’ acceptances	3,738	3,389	14	13	3,752	3,402
Commercial letters of credit	2,890	2,974	616	791	3,506	3,765
Foreclosed properties	613	321	-	-	613	321
Total commercial credit exposure	$524,828	$498,749	$305,527	$306,583	$830,355	$805,332

(1)

Exposure includes standby letters of credit, financial guarantees, bankers’ acceptances and commercial letters of credit and for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes.

(2)

At September 30, 2009, total commercial utilized, total commercial unfunded and total commercial committed exposure include $100.3 billion, $31.3 billion and $131.6 billion respectively, related to Merrill Lynch.

(3)

Total commercial utilized exposure at September 30, 2009 and December 31, 2008 includes loans and issued letters of credit measured at fair value under the fair value option and is comprised of loans outstanding of $6.2 billion and $5.4 billion and letters of credit at notional value of $1.9 billion and $1.4 billion.

(4)

Total commercial unfunded exposure at September 30, 2009 and December 31, 2008 includes loan commitments measured at fair value under the fair value option with a notional value of $26.7 billion and $15.5 billion.

(5)	Excludes unused business card lines which are not legally binding.

(6)

Derivative assets are reported at fair value, reflect the effects of legally enforceable master netting agreements, and have been reduced by cash collateral of $71.9 billion and $34.8 billion at September 30, 2009 and December 31, 2008. Not reflected in utilized and committed exposure is additional derivative collateral held of $14.7 billion and $13.4 billion which consists primarily of other marketable securities at September 30, 2009 and December 31, 2008.

(7)

Total commercial committed assets held-for-sale exposure consists of $10.5 billion and $12.1 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $5.3 billion and $2.3 billion of investments held-for-sale exposure at September 30, 2009 and December 31, 2008.

Table 31 presents commercial utilized reservable criticized exposure by product type. Total commercial utilized reservable criticized exposure increased $23.1 billion from December 31, 2008 primarily due to increases in commercial – domestic reflecting deterioration across various lines of business and industries, and also commercial real estate primarily driven by the non-homebuilder portfolio which has been impacted by the weak economy, partially offset by a decrease in homebuilder. Merrill Lynch contributed approximately $4.6 billion in commercial utilized reservable criticized exposure at September 30, 2009. At September 30, 2009, approximately 85 percent of the loans within criticized reservable utilized exposure are secured, of which approximately 10 percent are included in our well-secured asset based lending portfolio.

  Table 31

  Commercial Utilized Reservable Criticized Exposure (1)

	September 30, 2009		December 31, 2008
(Dollars in millions)	Amount	Percent (2)	Amount	Percent (2)
Commercial – domestic (3)	$30,415	12.07%	$18,963	7.20%
Commercial real estate	22,910	29.49	13,830	19.73
Commercial lease financing	1,937	8.84	1,352	6.03
Commercial – foreign	3,146	8.55	1,459	3.65
	58,408	15.04	35,604	8.99
Small business commercial – domestic	1,651	9.18	1,333	6.94
Total commercial utilized reservable criticized exposure (4)	$60,059	14.78	$36,937	8.90

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

(3)	Excludes small business commercial – domestic exposure.

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

Commercial – Domestic

At September 30, 2009, approximately 81 percent of the commercial – domestic loan portfolio, excluding small business, was included in Global Banking (business banking, middle-market and large multinational corporate loans and leases) and Global Markets (acquisition, bridge financing and institutional investor services). The remaining 19 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans excluding loans measured under the fair value option, decreased $10.4 billion to $189.7 billion at September 30, 2009 compared to December 31, 2008 driven primarily by reduced customer demand within Global Banking offset by the addition of loans as part of the acquisition of Merrill Lynch. Nonperforming commercial – domestic loans increased by $2.7 billion to $4.7 billion which was broad-based in terms of borrowers and industries. A single large name in GWIM represented 15 percent of commercial – domestic net charge-offs in the third quarter of 2009. Net charge-offs were up $656 million and $1.3 billion for the three and nine months ended September 30, 2009 compared to the same periods during 2008. These increases were broad-based in terms of borrowers and industries. Utilized reservable criticized commercial – domestic exposure increased $11.5 billion to $30.4 billion at September 30, 2009 compared to December 31, 2008 primarily driven by deterioration across various portfolios mainly within Global Banking. Merrill Lynch contributed $413 million and $3.0 billion in nonperforming assets and utilized reservable criticized exposure at September 30, 2009 due to further deterioration.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans issued primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases excluding loans measured at fair value under the fair value option, increased $8.0 billion to $72.7 billion at September 30, 2009 compared to December 31, 2008 primarily due to the acquisition of Merrill Lynch. The addition of Merrill Lynch drove increases in California, Non-U.S., the Northeast and Southwest regions and was the primary driver of the increases in the multi-use, multi-family rental, hotel/motel and office property types. The portfolio remains diversified across property types and geographic regions. California and Florida represent the two largest state concentrations at 19 percent and seven percent respectively, at September 30, 2009. For more information on industry concentrations, please refer to Industry Concentrations on page 185.

Nonperforming commercial real estate loans increased $3.0 billion to $6.9 billion and utilized reservable criticized exposure increased $9.1 billion to $22.9 billion from December 31, 2008 across most property types attributable to the continuing impact of the housing slowdown, rising unemployment and deteriorating vacancy and rental rates across various non-homebuilder property types at September 30, 2009. The increase in nonperforming loans was driven by the retail, office, homebuilder, and land and land development portfolios. The increase in utilized reservable criticized exposure was driven by the office, retail and multi-family rental property types, while the homebuilder portfolio experienced a decrease of $894 million. Merrill Lynch contributed $357 million and $772 million in nonperforming assets and utilized reservable criticized exposure at September 30, 2009. For the three months ended September 30, 2009 net charge-offs were up $611 million compared to the same period in the prior year, principally related to an increase in the non-homebuilder portfolio while the homebuilder portfolio increased $154 million. For the nine months ended September 30, 2009 net charge-offs were up $1.5 billion compared to the same period in 2008. This was driven by the increase in net charge-offs in the non-homebuilder portfolio of $851 million and the homebuilder portfolio of $601 million.

At September 30, 2009, we had total committed non-homebuilder exposure of $88.0 billion compared to $84.1 billion at December 31, 2008. The Merrill Lynch acquisition represented $11.4 billion of the increase partially offset by a $7.5 billion decrease in the legacy Bank of America portfolio. The portfolio is increasingly impacted by the current economic environment, most notably in the office, retail, multi-family rental and industrial/warehouse property types. Credit quality indicators, appraised values and loss severities in our portfolios weakened due to deteriorating property fundamentals. Nonperforming assets and utilized reservable criticized exposure in this portfolio were $4.1 billion and $16.2 billion compared to $1.2 billion and $6.3 billion at September 30, 2009 and December 31, 2008. Deterioration in nonperforming loans was most prevalent in the office, land and land development and retail property types. In the office, retail and multi-family rental properties, the utilized reservable criticized ratio showed the greatest amount of deterioration compared to December 31, 2008. The nonperforming assets and utilized reservable criticized ratios for the non-homebuilder portfolio were 6.32 percent and 23.63 percent at September 30, 2009 compared to 2.21 percent and 10.66 percent at December 31, 2008. Net charge-offs for the non-homebuilder portfolio increased $457 million to 3.02 percent and $851 million to 1.87 percent for the three and nine months ended September 30, 2009 compared to the same periods in 2008. These increases were driven by the land and land development, multi-family rental and office property types.

At September 30, 2009, we had committed non-homebuilder construction and land development exposure, which is a subset of total non-homebuilder exposure, of $26.1 billion compared to $27.8 billion at December 31, 2008, which is mostly secured and is diversified across property types and geographies. The decline in exposure was driven primarily by commercial land and land development, office, retail and industrial/warehouse portfolios, partially offset by an increase in the multi-family rental portfolio. Nonperforming assets and utilized reservable criticized exposure for the non-homebuilder construction and land development portfolio increased $1.5 billion and $5.5 billion from December 31, 2008 to $2.1 billion and $8.2 billion at September 30, 2009. The increases were across most property types, but primarily retail, office and multi-family rental properties.

At September 30, 2009 we had homebuilder-related exposure of $12.1 billion compared to $16.2 billion at December 31, 2008 of which $8.5 billion and $11.0 billion were funded loans that are secured. Nonperforming assets and utilized reservable criticized exposure in the homebuilder portfolio were $3.5 billion and $6.7 billion, at September 30, 2009 compared to $3.0 billion and $7.6 billion at December 31, 2008. The nonperforming assets and the utilized reservable criticized ratio for the homebuilder portfolio was 39.58 percent and 74.34 percent at September 30, 2009 compared to 27.07 percent and 66.33 percent at December 31, 2008. Net charge-offs for the homebuilder portfolio were up $154 million to 16.83 percent and $601 million to 14.44 percent for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

The following table presents outstanding commercial real estate loans by geographic region and property type.

  Table 32

  Outstanding Commercial Real Estate Loans (1)

(Dollars in millions)	September 30 2009	December 31 2008
By Geographic Region (2)
California	$14,104	$11,270
Northeast	12,097	9,747
Southwest	8,483	6,698
Southeast	7,141	7,365
Midwest	6,885	7,447
Florida	4,814	5,146
Illinois	4,595	5,451
Midsouth	3,453	3,475
Northwest	3,142	3,022
Geographically diversified (3)	3,608	2,563
Non-U.S.	3,545	979
Other (4)	893	1,741
Total outstanding commercial real estate loans (5)	$72,760	$64,904
By Property Type
Office	$12,545	$10,388
Multi-family rental	11,168	8,177
Shopping centers/retail	9,890	9,293
Homebuilder (6)	8,467	10,987
Hotels/motels	6,967	2,513
Industrial/warehouse	6,180	6,070
Multi-use	6,042	3,444
Land and land development	3,528	3,856
Other (7)	7,973	10,176
Total outstanding commercial real estate loans (5)	$72,760	$64,904

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.

(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

(3)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(4)	Primarily includes properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana which are not defined by other property regions presented.

(5)	Includes commercial real estate loans measured at fair value under the fair value option of $98 million and $203 million at September 30, 2009 and December 31, 2008.

(6)	Homebuilder includes condominiums and residential land.

(7)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

The following table presents commercial real estate credit quality data by non-homebuilder and homebuilder property types.

  Table 33

  Commercial Real Estate Credit Quality Data (1)

	Nonperforming Assets (2)		Utilized Reservable Criticized Exposure (3)
(Dollars in millions)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Commercial real estate – non-homebuilder
Office	$735	$95	$3,008	$801
Multi-family rental	429	232	2,134	822
Shopping centers/retail	843	204	3,379	1,442
Hotels/motels	190	9	796	67
Industrial/warehouse	386	91	1,533	464
Multi-use	302	17	1,373	409
Land and land development	829	455	1,764	1,281
Other (4)	365	88	2,246	973
Total non-homebuilder	4,079	1,191	16,233	6,259
Commercial real estate – homebuilder (5)	3,477	3,036	6,677	7,571
Total commercial real estate	$7,556	$4,227	$22,910	$13,830

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.

(2)	Includes commercial foreclosed properties of $613 million and $321 million at September 30, 2009 and December 31, 2008.

(3)

Reservable criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. This is defined as loans and leases, excluding those accounted for under the fair value option, standby letters of credit and bankers’ acceptances.

(4)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

(5)	Homebuilder includes condominiums and residential land.

The following table presents commercial real estate net charge-off and related ratio information by non-homebuilder and homebuilder property types.

Table 34

Commercial Real Estate Net Charge-offs and Related Ratios (1)

	Net Charge-offs				Net Charge-off Ratios (2)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Commercial real estate – non-homebuilder
Office	$65	$-	$149	$-	2.02%	-%	1.61%	-%
Multi-family rental	135	12	176	12	4.76	0.59	2.13	0.21
Shopping centers/retail	45	7	96	7	1.69	0.28	1.22	0.10
Hotels/motels	-	3	3	3	-	0.33	0.05	0.12
Industrial/warehouse	44	-	56	-	2.77	-	1.22	-
Multi-use	81	18	84	21	5.31	1.28	2.03	0.44
Land and land development	103	-	229	-	11.73	-	8.41	-
Other (3)	24	-	105	4	1.22	-	1.69	0.12
Total non-homebuilder	497	40	898	47	3.02	0.31	1.87	0.13
Commercial real estate – homebuilder (4)	376	222	1,059	458	16.83	6.98	14.44	4.55
Total commercial real estate	$873	$262	$1,957	$505	4.67	1.65	3.54	1.08

(1)	Primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.

(2)

Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans measured at fair value under the fair value option during the period for each loan and lease category.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

(4)	Homebuilder includes condominiums and residential land.

Commercial – Foreign

The commercial – foreign loan portfolio is managed primarily in Global Banking. Outstanding loans, excluding loans measured at fair value under the fair value option, decreased $3.4 billion to $27.6 billion at September 30, 2009 compared to December 31, 2008 due to the repayment of certain corporate loans and leases in the legacy Bank of America portfolio partially offset by the addition of loans as part of the acquisition of Merrill Lynch. Utilized reservable criticized exposure increased $1.7 billion to $3.1 billion at September 30, 2009 compared to December 31, 2008. Net charge-offs increased $103 million and $331 million during the three and nine months ended September 30, 2009 primarily due to weakening throughout the portfolio and foreign currency fluctuations. For additional information on the commercial – foreign portfolio, refer to the Foreign Portfolio discussion beginning on page 189.

Small Business Commercial – Domestic

The small business commercial – domestic loan portfolio is comprised of business card and small business loans primarily managed in Global Card Services. Outstanding small business commercial – domestic loans decreased $1.2 billion to $17.9 billion at September 30, 2009 compared to December 31, 2008. Approximately 54 percent of the small business commercial – domestic outstanding loans at September 30, 2009 were credit card related products. Nonperforming small business commercial – domestic loans decreased $38 million to $167 million, loans past due 90 days or more and still accruing interest increased $60 million to $700 million and utilized reservable criticized exposure increased $318 million to $1.7 billion at September 30, 2009 compared to December 31, 2008. Net charge-offs were $796 million and $2.2 billion, or 17.45 percent and 15.85 percent of total average small business commercial – domestic loans for the three and nine months ended September 30, 2009. Approximately 78 percent and 77 percent of the small business commercial – domestic net charge-offs for the three and nine months ended September 30, 2009 were credit card related products. The portfolio deterioration was primarily driven by the impacts of a weakened economy.

Commercial Loans Measured at Fair Value

The portfolio of commercial loans measured at fair value under the fair value option is managed in Global Markets. Outstanding commercial loans measured at fair value increased $784 million to an aggregate fair value of $6.2 billion at September 30, 2009 compared to December 31, 2008 and were comprised of commercial – domestic loans, excluding small business, of $4.0 billion, commercial – foreign loans of $2.1 billion and commercial real estate loans of $98 million. The aggregate increase was driven primarily by the acquisition of Merrill Lynch. We recorded net gains of $429 million and $764 million resulting from changes in the fair value of the loan portfolio during the three and nine months ended September 30, 2009 compared to net losses of $182 million and $250 million for the same periods in 2008. These gains and losses were primarily attributable to changes in instrument-specific credit risk and were predominantly offset by net gains or net losses from hedging activities. At September 30, 2009, $111 million of these loans were 90 days or more past due and still accruing interest and $24 million had been placed on nonaccrual status. Utilized criticized exposure in the fair value portfolio was $3.4 billion and $1.3 billion at September 30, 2009 and December 31, 2008.

In addition, unfunded lending commitments and letters of credit both had an aggregate fair value of $1.1 billion at September 30, 2009 and December 31, 2008 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit subject to fair value treatment was $28.6 billion and $16.9 billion at September 30, 2009 and December 31, 2008 with the increase driven by the acquisition of Merrill Lynch. Net gains resulting from changes in fair value of commitments and letters of credit of $365 million and $1.4 billion were recorded during the three and nine months ended September 30, 2009 compared to net losses of $5 million and $64 million for the same periods in 2008. These gains and losses were primarily attributable to changes in instrument-specific credit risk.

Nonperforming Commercial Assets Activity

The following table presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters. The $4.2 billion in new nonaccrual loans and leases for the third quarter of 2009 was primarily attributable to increases within non-homebuilder commercial real estate property types such as office, land and land development, multi-use and retail and within commercial – domestic excluding small business, where the increases were broad-based across industries and lines of business. Approximately 90 percent of commercial nonperforming assets are secured and approximately 34 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 75 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated net realizable value.

Table 35

Nonperforming Commercial Assets Activity (1, 2, 3)

(Dollars in millions)	Third Quarter 2009	Second Quarter 2009	First Quarter 2009	Fourth Quarter 2008	Third Quarter 2008
Nonperforming loans and leases
Balance, beginning of period	$11,409	$9,312	$6,497	$4,922	$3,936
Additions to nonperforming loans and leases:
Merrill Lynch balance January 1, 2009	-	-	402	-	-
New nonaccrual loans and leases	4,235	4,296	3,997	3,028	1,969
Advances	54	120	35	67	28
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(944)	(593)	(490)	(368)	(371)
Sales	(304)	(36)	(7)	(14)	(19)
Returns to performing status (4)	(94)	(92)	(55)	(35)	(29)
Charge-offs (5)	(1,773)	(1,429)	(976)	(896)	(495)
Transfers to foreclosed properties	(253)	(169)	(91)	(207)	(84)
Transfers to loans held-for-sale	(70)	-	-	-	(13)
Total net additions to nonperforming loans and leases	851	2,097	2,815	1,575	986
Total nonperforming loans and leases, end of period	12,260	11,409	9,312	6,497	4,922
Foreclosed properties
Balance, beginning of period	471	372	321	176	118
Additions to foreclosed properties:
New foreclosed properties	253	169	91	207	84
Reductions in foreclosed properties:
Sales	(73)	(52)	(35)	(58)	(19)
Writedowns	(38)	(18)	(5)	(4)	(7)
Total net additions to foreclosed properties	142	99	51	145	58
Total foreclosed properties, end of period	613	471	372	321	176
Nonperforming commercial assets, end of period	$12,873	$11,880	$9,684	$6,818	$5,098
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (6)	3.72%	3.31%	2.58%	1.93%	1.45%
Nonperforming commercial assets as a percentage of outstanding commercial loans and leases and foreclosed properties (6)	3.90	3.44	2.68	2.02	1.51

(1)

Balances do not include nonperforming LHFS of $2.9 billion, $2.5 billion, $1.3 billion, $852 million and $544 million at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008, respectively. Balances do not include nonperforming AFS debt securities of $779 million, $177 million, $270 million, $291 million and $436 million at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008, respectively.

(2)

Balances do not include nonperforming derivative assets of $1.4 billion, $3.3 billion, $4.3 billion, $512 million and $423 million at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008, respectively.

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

(5)	Business card loans are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

(6)	Outstanding commercial loans and leases exclude loans measured under the fair value option.

At September 30, 2009 the total commercial TDR balance was $460 million. Nonperforming TDRs increased $98 million during the three months ended September 30, 2009 and performing TDRs increased $120 million during the same period. Nonperforming TDRs are included in Table 35.

Industry Concentrations

Table 36 presents commercial committed and commercial utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and the unfunded portion of certain credit exposure. Our commercial credit exposure is diversified across a broad range of industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposure and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. The CRC oversees industry limits governance.

In diversified financials, our largest industry concentration, total committed credit exposure grew by $15.5 billion, or 15 percent at September 30, 2009 compared to December 31, 2008. The Merrill Lynch portfolio contributed $41.7 billion, largely the result of $34.6 billion in capital markets industry exposure, primarily comprised of derivatives. This increase was partially offset by decreases in legacy Bank of America positions of $26.2 billion, the bulk of which came from a $19.8 billion reduction in capital markets industry exposure including the cancellation of $8.8 billion in facilities to legacy Merrill Lynch.

Insurance committed exposure increased by $11.1 billion, or 62 percent, largely driven by the acquisition of Merrill Lynch. See discussion below for further analysis of monoline related exposure which is included in the insurance industry exposure.

Utilities increased $7.4 billion, or 38 percent, and media increased $4.5 billion, or 23 percent at September 30, 2009 compared to December 31, 2008. All of these changes were primarily driven by the acquisition of Merrill Lynch.

Retailing committed exposure declined $5.5 billion or 11 percent at September 30, 2009 compared to December 31, 2008, driven by the liquidation of some large retail exposures and seasonal paydowns as retailers and wholesalers worked to reduce inventory levels.

Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $5.0 billion, or five percent at September 30, 2009 compared to December 31, 2008. A $12.3 billion decrease in legacy Bank of America committed exposure, driven primarily by decreases in homebuilder, unsecured and commercial land exposure, was partially offset by the acquisition of Merrill Lynch. Real estate construction and land development exposure comprised 31 percent of the total real estate industry committed exposure at September 30, 2009. For more information on the commercial real estate and related portfolios, refer to the commercial real estate discussion beginning on page 179.

Monoline and related exposure

Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $41 million at September 30, 2009 and $126 million at December 31, 2008.

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

Monoline derivative credit exposure at September 30, 2009 had a notional value of $44.8 billion compared to $9.6 billion at December 31, 2008. Mark-to-market monoline derivative credit exposure was $11.3 billion at September 30, 2009 compared to $2.2 billion at December 31, 2008, driven by the addition of Merrill Lynch exposures as well as credit deterioration related to underlying counterparties and spread widening in both wrapped CDO and structured finance related exposures. At September 30, 2009, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.9 billion, which reduced our net mark-to-market exposure to $5.4 billion. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, see the Global Markets discussion beginning on page 128.

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

Investments in municipalities and corporations with purchased wraps at September 30, 2009 and December 31, 2008 had a notional value of $5.0 billion and $6.0 billion. Mark-to-market investment exposure was $5.0 billion at September 30, 2009 compared to $5.7 billion at December 31, 2008.

  Table 36

  Commercial Credit Exposure by Industry (1, 2, 3)

	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Diversified financials	$75,650	$50,327	$118,770	$103,306
Real estate (4)	80,424	79,766	98,857	103,889
Government and public education	44,802	39,386	61,547	58,608
Capital goods	26,585	27,588	51,653	52,522
Healthcare equipment and services	30,960	31,280	47,640	46,785
Retailing	25,413	30,736	44,611	50,102
Consumer services	29,068	28,715	44,606	43,948
Commercial services and supplies	25,149	24,095	37,500	34,867
Materials	18,431	22,825	34,712	38,105
Individuals and trusts	24,448	22,752	32,021	33,045
Insurance	21,945	11,223	28,947	17,855
Food, beverage and tobacco	15,131	17,257	28,180	28,521
Utilities	9,732	8,230	26,639	19,272
Energy	10,641	11,885	23,941	22,732
Media	12,131	8,939	23,783	19,301
Banks	20,040	22,134	23,156	26,493
Transportation	13,804	13,050	19,558	18,561
Religious and social organizations	9,261	9,539	11,891	12,576
Consumer durables and apparel	5,086	6,219	10,159	10,862
Telecommunication services	3,746	3,681	10,006	8,036
Software and services	3,548	4,093	9,707	9,590
Pharmaceuticals and biotechnology	3,364	3,721	9,812	10,111
Technology hardware and equipment	3,228	3,971	9,557	10,371
Food and staples retailing	3,878	4,282	6,776	7,012
Automobiles and components	2,615	3,093	5,215	6,081
Other	5,748	9,962	11,111	12,781
Total commercial credit exposure by industry	$524,828	$498,749	$830,355	$805,332
Net credit default protection purchased on total commitments (5)			$(21,558)	$(9,654)

(1)

Total commercial utilized and total commercial committed exposure includes loans and letters of credit measured at fair value under the fair value option and are comprised of loans outstanding of $6.2 billion and $5.4 billion, and issued letters of credit at notional value of $1.9 billion and $1.4 billion at September 30, 2009 and December 31, 2008. In addition, total commercial committed exposure includes unfunded loan commitments at notional value of $26.7 billion and $15.5 billion at September 30, 2009 and December 31, 2008.

(2)	Includes small business commercial – domestic exposure.

(3)

At September 30, 2009, total commercial utilized and total commercial committed exposure included $100.3 billion and $131.6 billion of exposure related to Merrill Lynch which included $35.4 billion and $41.7 billion in diversified financials and $13.7 billion and $14.8 billion in insurance with the remaining exposure spread across various industries.

(4)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(5)

Represents net notional credit protection purchased. At September 30, 2009, included net notional credit default protection purchased of $12.9 billion in single name credit default swaps related to the Merrill Lynch acquisition.

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure. To lessen the cost of obtaining our desired credit protection levels credit exposure may be added within an industry, borrower or counterparty group by selling protection.

At September 30, 2009 and December 31, 2008, we had net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option as well as certain other credit exposures of $21.6 billion and $9.7 billion. The increase from December 31, 2008 is primarily driven by the acquisition of Merrill Lynch. The mark-to-market impacts, including the cost of net credit default protection, hedging our exposure, resulted in net losses of $988 million and $2.5 billion for the three and nine months ended September 30, 2009 compared to net gains of $151 million and $255 million for the same periods in 2008. The average VAR for these credit derivative hedges was $82 million and $80 million for the three and nine months ending September 30, 2009 compared to $20 million and $21 million for the same periods in 2008. The average VAR for the related credit exposure was $123 million and $140 million for the three and nine months ended September 30, 2009 compared to $46 million and $47 million for the same periods in 2008. The year-over-year increase in VAR was driven by the combination of the Merrill Lynch and Bank of America businesses in 2009. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that their combined average VAR was $73 million and $100 million for the three and nine months ended September 30, 2009. Refer to the Trading Risk Management discussion beginning on page 196 for a description of our VAR calculation for the market-based trading portfolio.

Tables 37 and 38 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2009 and December 31, 2008. The distribution of debt rating for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

Table 37

Net Credit Default Protection by Maturity Profile

	September 30 2009	December 31 2008
Less than or equal to one year	13%	1%
Greater than one year and less than or equal to five years	84	92
Greater than five years	3	7
Total net credit default protection	100%	100%

Table 38

Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	September 30, 2009		December 31, 2008
Ratings(2)	Net Notional	Percent	Net Notional	Percent
AAA	$15	(0.1)%	$30	(0.3)%
AA	(465)	2.2	(103)	1.1
A	(6,239)	28.9	(2,800)	29.0
BBB	(11,262)	52.3	(4,856)	50.2
BB	(3,015)	14.0	(1,948)	20.2
B	(974)	4.5	(579)	6.0
CCC and below	(1,886)	8.7	(278)	2.9
NR (3)	2,268	(10.5)	880	(9.1)
Total net credit default protection	$(21,558)	100.0%	$(9,654)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.

(3)

In addition to names which have not been rated, “NR” includes $2.4 billion and $948 million in net credit default swaps index positions at September 30, 2009 and December 31, 2008. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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

The notional amounts presented in Table 39 represent the total contract/notional amount of credit derivatives outstanding and includes both purchased and written protection. The credit risk amounts are measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements. The addition of Merrill Lynch drove the increase in counterparty credit risk for purchased protection and the increase in the contract/notional amount. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

  Table 39

  Credit Derivatives

	September 30, 2009		December 31, 2008
(Dollars in millions)	Contract/Notional	Credit Risk (1)	Contract/Notional	Credit Risk (1)
Credit derivatives
Purchased protection:
Credit default swaps	$2,739,378	$28,413	$1,025,850	$11,772
Total return swaps/other	13,975	3,189	6,601	1,678
Total purchased protection	2,753,353	31,602	1,032,451	13,450

Written protection:
Credit default swaps	2,811,818	-	1,000,034	-
Total return swaps/other	24,873	-	6,203	-
Total written protection	2,836,691	-	1,006,237	-
Total credit derivatives	$5,590,044	$31,602	$2,038,688	$13,450

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

Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment on certain derivatives assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments are reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral, and credit worthiness of the counterparty.

During the three and nine months ended September 30, 2009, credit valuation gains of $1.0 billion and $1.5 billion were recognized in trading account profits (losses) related to counterparty credit risk on derivative assets. This compared to losses of $467 million and $1.4 billion during the same periods in 2008. The three and nine months ended September 30, 2009 included gains (losses) related to monoline insurers of $569 million and $(780) million. In addition, we benefited from gains due to the narrowing credit spreads related to all other counterparties. At September 30, 2009 and December 31, 2008, the cumulative counterparty credit risk valuation adjustment that was netted against the derivative asset balance was

$7.8 billion and $4.0 billion. For information on our monoline counterparty credit risk, see the discussion on page 186 and CDO-related counterparty credit risk, see the Global Markets discussion beginning on page 128.

The fair value of derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and nine months ended September 30, 2009, credit valuation losses of $714 million and $631 million compared to gains of $106 million and $346 million for the same periods in 2008 were recognized as trading account profits (losses). At September 30, 2009 and December 31, 2008, the Corporation’s cumulative credit risk valuation adjustment that was netted against the derivative liabilities balance was $774 million and $573 million.

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

The following table sets forth total foreign exposure broken out by region at September 30, 2009 and December 31, 2008. Foreign exposure includes credit exposure net of local liabilities, securities, and other investments domiciled in countries other than the U.S. Total foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Exposures which are assigned external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

  Table 40

  Regional Foreign Exposure (1, 2, 3)

(Dollars in millions)	September 30 2009	December 31 2008
Europe	$176,377	$66,472
Asia Pacific	43,382	39,774
Latin America	20,555	11,378
Middle East and Africa	3,044	2,456
Other	13,723	10,988
Total	$257,081	$131,068

(1)	Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements.

(2)	Exposures have been reduced by $38.3 billion and $19.6 billion at September 30, 2009 and December 31, 2008 for the cash applied as collateral to derivative assets.

(3)

Generally, resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

Our total foreign exposure was $257.1 billion at September 30, 2009, an increase of $126.0 billion from December 31, 2008. Our foreign exposure remained concentrated in Europe, which accounted for $176.4 billion, or 69 percent, of total foreign exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries. Asia Pacific was our second largest foreign exposure at $43.4 billion, or 17 percent, of total foreign exposure. Latin America accounted for $20.6 billion, or eight percent, of total foreign exposure. The increases of $109.9 billion, $3.6 billion and $9.2 billion in our foreign exposure in Europe, Asia Pacific and Latin America, respectively, from December 31, 2008 were primarily due to the acquisition of Merrill Lynch. For more information on our Asia Pacific and Latin America exposure, see the discussion on the foreign exposure to selected countries defined as emerging markets below.

As shown in Table 41, at September 30, 2009 and December 31, 2008, the United Kingdom had total cross-border exposure of $60.0 billion and $13.3 billion, representing 2.67 percent and 0.73 percent of total assets. The United Kingdom was the only country where our total cross-border exposure exceeded one percent of our total assets at September 30, 2009. At September 30, 2009 and December 31, 2008, the largest concentration of the cross-border exposure to the United Kingdom was in the private sector. At September 30, 2009, Germany and France, with total cross-border exposure of $21.1 billion and $17.6 billion, representing 0.94 percent and 0.78 percent of total assets were the only other countries that had total cross-border exposure which exceeded 0.75 percent of our total assets.

  Table 41

  Total Cross-border Exposure Exceeding One Percent of Total Assets (1, 2)

(Dollars in millions)		Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percentage of Total Assets
United Kingdom	September 30, 2009	$169	$13,365	$46,485	$60,019	2.67%

	December 31, 2008	543	567	12,167	13,277	0.73

(1)

Exposure includes cross-border claims by our foreign offices as follows: loans, acceptances, time deposits placed, trading account assets, securities, derivative assets, other interest-earning investments and other monetary assets. Amounts also include unused commitments, SBLCs, commercial letters of credit and formal guarantees. Sector definitions are consistent with FFIEC reporting requirements.

(2)

At September 30, 2009 and December 31, 2008, total cross-border exposure for the United Kingdom included derivatives exposure of $3.9 billion and $3.2 billion which presented net of the amount of cash collateral applied of $8.7 billion and $4.5 billion. Derivative assets were collateralized by other marketable securities of $195 million and $124 million at September 30, 2009 and December 31, 2008.

As presented in Table 42, foreign exposure to borrowers or counterparties in emerging markets increased $3.1 billion to $48.9 billion at September 30, 2009, compared to $45.8 billion at December 31, 2008. The increase was due to the acquisition of Merrill Lynch partially offset by the sale of CCB common shares in the first and second quarters of 2009. Foreign exposure to borrowers or counterparties in emerging markets represented 19 percent and 35 percent of total foreign exposure at September 30, 2009 and December 31, 2008.

  Table 42

  Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at September 30, 2009	Increase (Decrease) From December 31, 2008
Region/Country
Asia Pacific
China	$538	$174	$777	$10,618	$12,107	$-	$12,107	$(8,598)
South Korea	274	608	1,518	3,178	5,578	-	5,578	902
India	1,300	914	824	1,767	4,805	9	4,814	380
Hong Kong	545	371	160	218	1,294	-	1,294	613
Singapore	306	41	285	253	885	-	885	(684)
Taiwan	321	20	123	129	593	227	820	(22)
Other Asia Pacific (7)	258	40	190	667	1,155	151	1,306	701
Total Asia Pacific	3,542	2,168	3,877	16,830	26,417	387	26,804	(6,708)
Latin America
Brazil	377	688	220	5,758	7,043	2,097	9,140	5,271
Mexico	1,720	208	525	2,696	5,149	355	5,504	1,347
Chile	466	393	320	30	1,209	2	1,211	632
Argentina	1	-	6	387	394	162	556	314
Other Latin America (7)	127	214	368	189	898	-	898	493
Total Latin America	2,691	1,503	1,439	9,060	14,693	2,616	17,309	8,057
Middle East and Africa
South Africa	153	8	56	1,020	1,237	-	1,237	910
United Arab Emirates	387	36	176	65	664	-	664	254
Other Middle East and Africa (7)	465	70	212	238	985	1	986	(732)
Total Middle East and Africa	1,005	114	444	1,323	2,886	1	2,887	432
Total Central and Eastern Europe (7)	603	226	468	608	1,905	30	1,935	1,306
Total emerging market exposure	$7,841	$4,011	$6,228	$27,821	$45,901	$3,034	$48,935	$3,087

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe excluding Greece. There was no emerging market exposure included in the portfolio measured at fair value under the fair value option at September 30, 2009 and December 31, 2008.

(2)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.

(3)

Derivative assets are reported at fair value and are reduced by the amount of cash collateral applied of $775 million and $152 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008 there were $605 million and $531 million of other marketable securities collateralizing derivative assets.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at September 30, 2009 was $18.0 billion compared to $12.6 billion at December 31, 2008. Local liabilities at September 30, 2009 in Asia Pacific, Latin America, and Middle East and Africa were $16.7 billion, $860 million, and $398 million, respectively, of which $8.2 billion was in Singapore, $2.1 billion was in South Korea, $1.8 billion was in both Hong Kong and India, $1.5 billion was in China, $722 million was in Mexico, and $645 million was in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, or Central and Eastern Europe had total foreign exposure of more than $500 million.

At September 30, 2009 and December 31, 2008, 55 percent and 73 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific decreased by $6.7 billion driven by the sale of CCB common shares in the first and second quarters of 2009. Our exposure in China was primarily related to our equity investment in CCB which accounted for $9.2 billion and $19.7 billion at September 30, 2009 and December 31, 2008. For more information on our CCB investment refer to the All Other discussion beginning on page 139.

At September 30, 2009, 35 percent of the emerging markets exposure was in Latin America compared to 20 percent at December 31, 2008. Latin America emerging markets exposure increased by $8.1 billion due to the acquisition of Merrill Lynch. Our exposure in Brazil was largely related to the carrying value of our investment in Itaú Unibanco, which accounted for $4.9 billion and $2.5 billion at September 30, 2009 and December 31, 2008. Our equity investment in Itaú Unibanco represents five percent and eight percent of its outstanding voting and non-voting shares at September 30, 2009 and December 31, 2008. Our exposure in Mexico includes our 24.9 percent equity investment in Santander which accounted for $2.4 billion and $2.1 billion at September 30, 2009 and December 31, 2008.

At both September 30, 2009 and December 31, 2008, six percent of the emerging markets exposure was in Middle East and Africa, with the increase of $432 million due to the acquisition of Merrill Lynch partially offset by the decline in cross-border securities and other investments exposures in Bahrain.

At September 30, 2009 and December 31, 2008, four percent and one percent of the emerging markets exposure was in Central and Eastern Europe which increased by $1.3 billion due to the acquisition of Merrill Lynch.

Provision for Credit Losses

The provision for credit losses increased $5.3 billion to $11.7 billion and $20.2 billion to $38.5 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

The consumer portion of the provision for credit losses increased $3.2 billion to $8.5 billion and $14.4 billion to $29.4 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The increases for both the three and nine-month periods were driven by higher net charge-offs in our consumer real estate, consumer credit card and consumer lending portfolios reflecting deterioration in the economy and housing markets. In the three month comparison higher net charge-offs were partially offset by lower additions to the reserves. Excluding reserve increases for deterioration in the purchased impaired portfolios and maturing credit card securitizations, the third quarter of 2009 included reserve reductions mainly in the domestic credit card and consumer lending portfolios resulting from improved levels of delinquencies. This compared to reserve additions across almost all consumer portfolios in the third quarter of 2008. In the nine month comparison, in addition to higher net charge-offs, the provision increase was also driven by higher reserve additions for deterioration in the purchased impaired portfolios, maturing credit card securitizations and deterioration in the residential mortgage portfolio. These increases were partially offset by lower reserve additions in our consumer lending portfolio resulting from improved delinquencies and in the home equity portfolio due to a slowdown in the pace of deterioration. In the Countrywide and Merrill Lynch consumer purchased impaired portfolios the additions to the reserves to reflect additional deterioration were $1.4 billion and $3.0 billion for the three and nine months ended September 30, 2009.

The commercial portion of the provision for credit losses increased $2.1 billion to $3.2 billion and $5.8 billion to $9.0 billion for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The increases were primarily driven by both higher net charge-offs and reserve additions in the commercial real estate and domestic portfolios, reflecting deterioration across a broad range of property types, industries and borrowers. To a lesser extent the small business portfolios in Global Card Services contributed to the increased provision due to higher net charge-offs which were partially offset by the reserve impacts of improved delinquencies which drove reserve reductions for the third quarter of 2009 and lower reserve additions for the nine months ended September 30, 2009 compared to the same periods in 2008.

Allowance for Credit Losses

The allowance for loan and lease losses excludes loans measured under the fair value option as mark-to-market adjustments related to loans measured at fair value include a credit risk component. The allowance for loan and lease losses is allocated based on two components. We evaluate the adequacy of the allowance for loan and lease losses based on the combined total of these two components.

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

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases excluding loans measured at fair value. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of September 30, 2009, quarterly updating of historical loss experience resulted in an increase in the allowance for loan and lease losses for deterioration primarily in commercial real estate. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of September 30, 2009 quarterly updating of the loss forecast models resulted in increases in the allowance for loan and lease losses in the home equity and residential mortgage portfolios and reductions in the allowance for domestic Global Card Services portfolios.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 44 was $26.7 billion at September 30, 2009, an increase of $10.1 billion from December 31, 2008. This increase was primarily related to the impacts of the weak economy and deterioration in the housing markets, which drove reserve builds for higher losses across all consumer portfolios. With respect to the Countrywide and Merrill Lynch purchased impaired portfolios, updating of our expected principal cash flows resulted in an increase in reserves in the home equity, discontinued real estate, and residential mortgage portfolios.

The allowance for commercial loan and lease losses was $9.1 billion at September 30, 2009, a $2.7 billion increase from December 31, 2008. The increase in allowance levels was driven by reserve increases on the commercial real estate and domestic portfolios within Global Banking.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.95 percent at September 30, 2009, compared to 2.49 percent at December 31, 2008. The increase in the ratio was primarily driven by consumer reserve increases for higher losses in the residential mortgage, home equity, and consumer card portfolios reflecting deterioration in the housing markets and the impact of the weak economy. The increase was also the result of reserve increases in the commercial real estate and commercial domestic portfolios reflecting broad-based deterioration across various borrowers, industries, and property types. In addition, the September 30, 2009 and December 31, 2008 ratios also include the impact of the purchased impaired portfolio.

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

The reserve for unfunded lending commitments at September 30, 2009 was $1.6 billion compared to $421 million at December 31, 2008. The increase was largely driven by the fair value of the acquired Merrill Lynch unfunded commitments.

The following table presents a rollforward of the allowance for credit losses for the three and nine months ended September 30, 2009 and 2008.

  Table 43

  Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Allowance for loan and lease losses, beginning of period	$33,785	$17,130	$23,071	$11,588
Loans and leases charged off
Residential mortgage	(1,263)	(251)	(3,167)	(480)
Home equity	(2,006)	(991)	(5,592)	(2,447)
Discontinued real estate	(37)	-	(90)	-
Credit card – domestic	(1,836)	(1,159)	(5,148)	(3,165)
Credit card – foreign	(401)	(169)	(902)	(459)
Direct/Indirect consumer	(1,685)	(1,013)	(4,887)	(2,551)
Other consumer	(134)	(120)	(362)	(322)
Total consumer charge-offs	(7,362)	(3,703)	(20,148)	(9,424)
Commercial – domestic (1)	(1,606)	(669)	(3,858)	(1,718)
Commercial real estate	(890)	(264)	(1,981)	(508)
Commercial lease financing	(48)	(11)	(166)	(44)
Commercial – foreign	(153)	(50)	(388)	(66)
Total commercial charge-offs	(2,697)	(994)	(6,393)	(2,336)
Total loans and leases charged off	(10,059)	(4,697)	(26,541)	(11,760)
Recoveries of loans and leases previously charged off
Residential mortgage	16	9	50	21
Home equity	36	27	102	64
Discontinued real estate	-	3	3	3
Credit card – domestic	49	65	147	248
Credit card – foreign	19	21	58	70
Direct/Indirect consumer	234	168	712	491
Other consumer	16	14	48	47
Total consumer recoveries	370	307	1,120	944
Commercial – domestic (2)	37	25	103	86
Commercial real estate	17	2	24	3
Commercial lease financing	7	3	14	15
Commercial – foreign	4	4	13	22
Total commercial recoveries	65	34	154	126
Total recoveries of loans and leases previously charged off	435	341	1,274	1,070
Net charge-offs	(9,624)	(4,356)	(25,267)	(10,690)
Provision for loan and lease losses	11,658	6,530	38,357	18,381
Other (3)	13	1,042	(329)	1,067
Allowance for loan and lease losses, September 30	$35,832	$20,346	$35,832	$20,346
Reserve for unfunded lending commitments, beginning of the period	1,992	507	421	518
Provision for unfunded lending commitments	47	(80)	103	(91)
Other (4)	(472)	-	1,043	-
Reserve for unfunded lending commitments, September 30	1,567	427	1,567	427
Allowance for credit losses, September 30	$37,399	$20,773	$37,399	$20,773

Loans and leases outstanding at September 30 (5)	$908,069	$937,293	$908,069	$937,293
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (5, 6)	3.95%	2.17%	3.95%	2.17%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (6)	4.62	2.40	4.62	2.40
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (5, 6)	2.76	1.76	2.76	1.76
Average loans and leases outstanding for the period ending September 30 (5, 6)	$923,446	$942,346	$956,004	$895,853
Net charge-offs as a percentage of average loans and leases outstanding at September 30 (5, 6)	4.13%	1.84%	3.53%	1.59%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (5, 6)	112	173	112	173
Ratio of the allowance for loan and lease losses at September 30 to net charge-offs (6)	0.94	1.17	1.06	1.42

(1)

Includes small business commercial – domestic charge-offs of $814 million and $2.2 billion for the three and nine months ended September 30, 2009 compared to $537 million and $1.4 billion for the same periods in 2008.

(2)

Includes small business commercial – domestic recoveries of $18 million and $44 million for the three and nine months ended September 30, 2009 compared to $10 million and $31 million for the same periods in 2008.

(3)

For the nine months ended September 30, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation. This reduction was partially offset by a $340 million increase associated with the reclassification to other assets of the December 31, 2008 amount expected to be reimbursed under residential mortgage cash collateralized synthetic securitizations.

(4)

For the three and nine months ended September 30, 2009, this amount represents the fair value of the acquired Merrill Lynch unfunded lending commitments excluding those accounted for under the fair value option, net of accretion and the impact of funding previously unfunded positions.

(5)

Outstanding loan and lease balances and ratios do not include loans measured at fair value under the fair value option at September 30, 2009 and 2008. Loans measured at fair value were $6.2 billion and $5.4 billion at September 30, 2009 and 2008. Average loans measured at fair value were $6.8 billion and $7.3 billion during the three and nine months ended September 30, 2009 compared to $4.6 billion and $4.7 billion for the same periods in 2008.

(6)

For more information on the impact of purchased impaired loans on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 160 and Commercial Portfolio Credit Risk Management beginning on page 175.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. The following table presents our allocation by product type.

  Table 44

  Allocation of the Allowance for Credit Losses by Product Type

	September 30, 2009			December 31, 2008
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$4,461	12.45%	1.87%	$1,382	5.99%	0.56%
Home equity	9,719	27.12	6.39	5,385	23.34	3.53
Discontinued real estate	1,016	2.84	6.57	658	2.85	3.29
Credit card – domestic	5,182	14.46	10.53	3,947	17.11	6.16
Credit card – foreign	1,328	3.71	6.33	742	3.22	4.33
Direct/Indirect consumer	4,811	13.43	4.89	4,341	18.81	5.20
Other consumer	205	0.57	6.27	203	0.88	5.87
Total consumer	26,722	74.58	4.62	16,658	72.20	2.83
Commercial – domestic (2)	5,385	15.03	2.59	4,339	18.81	1.98
Commercial real estate	3,007	8.39	4.14	1,465	6.35	2.26
Commercial lease financing	255	0.71	1.16	223	0.97	1.00
Commercial – foreign	463	1.29	1.68	386	1.67	1.25
Total commercial (3)	9,110	25.42	2.76	6,413	27.80	1.90
Allowance for loan and lease losses	35,832	100.00%	3.95	23,071	100.00%	2.49
Reserve for unfunded lending commitments (4)	1,567			421
Allowance for credit losses	$37,399			$23,492

(1)

Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans measured in accordance with the fair value option for each loan and lease category. Loans measured at fair value include commercial – domestic loans of $4.0 billion and $3.5 billion, commercial – foreign loans of $2.1 billion and $1.7 billion, and commercial real estate loans of $98 million and $203 million at September 30, 2009 and December 31, 2008.

(2)	Includes allowance for small business commercial – domestic loans of $2.7 billion and $2.4 billion at September 30, 2009 and December 31, 2008.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $1.3 billion and $691 million at September 30, 2009 and December 31, 2008.

(4)

Amounts for the periods beginning January 1, 2009 include the Merrill Lynch acquisition. The majority of the increase from December 31, 2008 relates to the fair value of the acquired Merrill Lynch unfunded lending commitments, excluding commitments accounted for under the fair value option.

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

The GRC, chaired by the Global Markets Risk Executive, has been designated by ALMRC as the primary governance authority for Global Markets Risk Management including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2009 as compared with the three months ended June 30, 2009 and March 31, 2009. During the three months ended September 30, 2009, positive trading-related revenue was recorded for 88 percent of the trading days of which 75 percent were daily trading gains of over $25 million, two percent of the trading days had losses greater than $25 million, and the largest loss was $79 million. This can be compared to the three months ended June 30, 2009, where positive trading-related revenue was recorded for 84 percent of the trading days of which 73 percent were daily trading gains of over $25 million, eight percent of the trading days had losses greater than $25 million, and the largest loss was $100 million. For the three months ended March 31, 2009, positive trading-related revenue was recorded for 93 percent of the trading days of which 82 percent were daily trading gains of over $25 million, five percent of the trading days had losses greater than $25 million, and the largest loss was $81 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VAR is a key statistic used to measure market risk. In order to manage day-to-day risks, VAR is subject to trading limits both for our overall trading portfolio and within individual businesses. All limit excesses are communicated to management for review.

A VAR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. The VAR represents the worst loss the portfolio is expected to experience based on historical trends with a given level of confidence. VAR depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VAR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VAR model may require additional modeling assumptions for new products which do not have extensive historical price data or for illiquid positions for which accurate daily prices are not consistently available. Our VAR model uses a historical simulation approach based on three years of historical data and assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year.

A VAR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are however many limitations inherent in a VAR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VAR model. To ensure that the VAR model reflects current market conditions, we update the historical data underlying our VAR model on a bi-weekly basis and regularly review the assumptions underlying the model.

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

The following graph shows daily trading-related revenue and VAR for the twelve months ended September 30, 2009. Actual losses did not exceed daily trading VAR in the twelve months ended September 30, 2009. Actual losses exceeded daily trading VAR six times in the twelve months ended September 30, 2008.

The following table presents average, high and low daily trading VAR for the three months ended September 30, 2009, June 30, 2009, and September 30, 2008, as well as average daily trading VAR for the nine months ended September 30, 2009 and 2008.

  Table 45

  Trading Activities Market Risk VAR

	Three Months Ended September 30, 2009			Three Months Ended June 30, 2009			Three Months Ended September 30, 2008			Nine Months Ended September 30
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	2009 Average	2008 Average
Foreign exchange	$17.0	$30.8	$6.1	$9.5	$13.2	$6.8	$7.6	$10.4	$5.6	$14.0	$7.4
Interest rate	80.6	136.7	49.1	62.9	82.0	43.6	22.2	42.9	15.1	70.7	26.9
Credit	145.9	191.5	123.9	163.7	241.9	124.8	76.2	92.2	54.1	182.9	70.6
Real estate/mortgage	47.4	61.6	36.4	42.1	54.2	32.4	17.4	31.5	12.8	46.9	20.4
Equities	47.7	74.4	30.8	35.1	54.2	23.6	22.5	31.6	15.5	39.8	24.6
Commodities	19.4	26.3	16.7	20.6	25.6	16.9	8.5	17.7	4.3	20.0	9.7
Portfolio diversification	(198.6)	-	-	(166.2)	-	-	(59.8)	-	-	(184.5)	(68.8)
Total market-based trading portfolio (2)	$159.4	$225.1	$117.9	$167.7	$212.3	$126.5	$94.6	$122.6	$77.1	$189.8	$90.8

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

(2)	The table above does not include credit protection purchased to manage our counterparty credit risk.

The decrease in average VAR during the third quarter of 2009 resulted from narrower credit spreads. Portfolio diversification increased in the third quarter as a result of reduced concentration in the credit risk component relative to other risk components. In periods of market stress, the GRC members communicate daily to discuss losses and VAR limit excesses. As a result of this process, the lines of business may selectively reduce risk. Where economically feasible, positions are sold or macroeconomic hedges are executed to reduce the exposure.

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

Trading Portfolio Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various types of stress tests are run regularly against the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes which occurred during a set of extended historical market events. Additionally, hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. As a result of the acquisition of Merrill Lynch, we are extending the legacy Bank of America stress testing capabilities to the positions maintained on the legacy Merrill Lynch platform. We are also reviewing our scenarios to ensure that they fully capture the material risks of the post-acquisition business and that they reflect recent market experience. Our efforts to fully integrate legacy Bank of America and legacy Merrill Lynch stress testing and scenario processes remain on track and are expected to be completed by year-end.

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

We prepare forward-looking forecasts of core net interest income – managed basis. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have on these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at September 30, 2009 and December 31, 2008 were as follows:

  Table 46

  Forward Rates

	September 30, 2009			December 31, 2008
	Federal Funds	Three- Month LIBOR	10-Year Swap	Federal Funds	Three- Month LIBOR	10-Year Swap
Spot rates	0.25%	0.29%	3.46%	0.25%	1.43%	2.56%
12-month forward rates	1.00	1.36	3.88	0.75	1.41	2.80

For the nine months ended September 30, 2009, the spread between the spot three-month LIBOR rate and the Federal Funds target rate narrowed. We are typically asset sensitive to Federal Funds and Prime rates, and liability sensitive to LIBOR. Net interest income benefits as the spread between Federal Funds and LIBOR narrows.

The following table reflects the pre-tax dollar impact to forecasted core net interest income – managed basis over the next 12 months from September 30, 2009 and December 31, 2008, resulting from a 100 bp gradual parallel increase, a 100 bp gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bp gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income – managed basis see page 109.

  Table 47

  Estimated Core Net Interest Income – Managed Basis at Risk

(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	September 30 2009	December 31 2008
+100 bps Parallel shift	+100	+100	$719	$144

-100 bps Parallel shift	-100	-100	(1,179)	(186)

Flatteners

Short end	+100	-	300	(545)

Long end	-	-100	(594)	(638)

Steepeners

Short end	-100	-	(622)	453

Long end	-	+100	402	698

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

Our core net interest income – managed basis was asset sensitive to a parallel move in interest rates at both September 30, 2009 and December 31, 2008. Beyond what is already implied in the forward market curve, the interest rate risk position has become more exposed to declining rates since December 31, 2008 driven by the earlier deleveraging of the ALM portfolio and the acquisition of Merrill Lynch. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities and includes mortgage-backed securities and to a lesser extent corporate, municipal and other investment grade debt securities. As of September 30, 2009 and December 31, 2008, AFS debt securities were $247.2 billion and $276.9 billion. This decrease was due to the earlier deleveraging of our ALM portfolio through the sale of mortgage-backed securities partially offset by the acquisition of Merrill Lynch. During the three months ended September 30, 2009 and 2008, we purchased AFS debt securities of $38.7 billion and $26.9 billion, sold $43.8 billion and $20.2 billion, and had maturities and received paydowns of $15.5 billion and $6.1 billion. We realized $1.6 billion and $10 million in gains on sales of debt securities during the three months ended September 30, 2009 and 2008. In addition, we securitized $6.2 billion and $2.3 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the three months ended September 30, 2009 and 2008.

During the nine months ended September 30, 2009 and 2008, we purchased AFS debt securities of $82.4 billion and $109.2 billion, sold $119.1 billion and $68.8 billion, and had maturities and received paydowns of $47.2 billion and $18.8 billion. We realized $3.7 billion and $362 million in gains on sales of debt securities during the nine months ended September 30, 2009 and 2008. In addition, we securitized $11.6 billion and $23.4 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the nine months ended September 30, 2009 and 2008.

Accumulated OCI includes $1.0 billion in after-tax gains at September 30, 2009, including $596 million of net unrealized losses related to AFS debt securities and $1.6 billion of net unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $247.2 billion at September 30, 2009 with a weighted average duration of 4.3 years and primarily relates to our mortgage-backed securities portfolio.

The amount of pre-tax accumulated OCI loss related to AFS debt securities decreased by $4.6 billion and $8.3 billion during the three and nine months ended September 30, 2009. For those securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery and it is more likely than not that we will not be required to sell the securities prior to recovery.

We recognized $797 million and $2.2 billion of other-than-temporary impairment losses through earnings on AFS debt securities during the three and nine months ended September 30, 2009 compared to $922 million and $2.0 billion for the same periods in 2008. We also recognized $326 million of other-than-temporary impairment losses on AFS marketable equity securities during the nine months ended September 30, 2009 compared to $388 million for the same period in 2008. During the three months ended September 30, 2008, we recognized $374 million of other-than-temporary impairment losses on AFS marketable equity securities. No such losses were recognized for the three months ended September 30, 2009.

The impairment of AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition of the issuer of the security and its ability to recover market value; and the Corporation’s intent and ability to hold the security to recovery. Based on the Corporation’s evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at September 30, 2009 are other-than-temporarily impaired.

We adopted new accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities as of January 1, 2009. As prescribed by the new guidance, for the three and nine months ended September 30, 2009, we recognized the credit component of an other-than-temporary impairment of debt securities in earnings and the non-credit component in OCI for those securities which the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the security prior to recovery. For more information on the adoption of the new guidance, see Note 5 – Securities to the Consolidated Financial Statements.

Residential Mortgage Portfolio

At September 30, 2009 and December 31, 2008, residential mortgages were $238.9 billion and $248.1 billion. We retained $8.4 billion and $3.4 billion in first mortgages originated by Home Loans & Insurance during the three months ended September 30, 2009 and 2008. We securitized $6.2 billion and $2.3 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the three months ended September 30, 2009 and 2008. We had no purchases of residential mortgages related to ALM activities during the three months ended September 30, 2009, compared to purchases of $110 million during the same period in 2008. We sold $17 million of residential mortgages during the three months ended September 30, 2009 of which $14 million were originated residential mortgages and $3 million were previously purchased from third parties. This compares to sales of $1.3 billion during the three months ended September 30, 2008 which were comprised of $1.2 billion in originated residential mortgages and $132 million mortgages previously purchased from third parties. These sales resulted in gains of $29 million. We received paydowns of $11.5 billion and $5.1 billion during the three months ended September 30, 2009 and 2008.

We retained $21.2 billion and $24.9 billion in first mortgages originated by Home Loans & Insurance during the nine months ended September 30, 2009 and 2008. We securitized $11.6 billion and $23.4 billion of residential mortgage loans into mortgage-backed securities which we initially retained during the nine months ended September 30, 2009 and 2008. We had no purchases of residential mortgages related to ALM activities during the nine months ended September 30, 2009, compared to purchases of $393 million during the same period in 2008. We sold $5.8 billion of residential mortgages during the nine months ended September 30, 2009 of which $5.1 billion were originated residential mortgages and $651 million were previously purchased from third parties. These sales resulted in gains of $46 million. This compares to sales of $24.5 billion during the nine months ended September 30, 2008, which were comprised of $21.1 billion in originated residential mortgages and $3.4 billion mortgages previously purchased from third parties. These sales resulted in gains of $430 million. We received paydowns of $34.1 billion and $21.8 billion during the nine months ended September 30, 2009 and 2008.

The discontinued real estate portfolio that was acquired in connection with Countrywide had a balance of $15.5 billion at September 30, 2009 compared to $20.0 billion at December 31, 2008 and was incorporated into our ALM activities.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 48 reflects the notional amounts, fair value, weighted-average receive fixed and pay fixed rates, expected maturity, and estimated duration of our open ALM derivatives at September 30, 2009 and December 31, 2008. These amounts do not include our derivative hedges on our net investments in consolidated foreign operations and MSRs.

Changes to the composition of our derivatives portfolio during the nine months ended September 30, 2009 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions increased from $5.0 billion at December 31, 2008 to $13.2 billion at September 30, 2009. Changes in the levels of the option positions were driven by swaptions acquired as a result of the Merrill Lynch acquisition. Our interest rate swap positions (including foreign exchange contracts) were a net receive fixed position of $86.9 billion at September 30, 2009 compared to a net receive fixed position of $50.3 billion at December 31, 2008. Changes in the notional levels of our interest rate swap position were driven by the net addition of $87.1 billion in U.S. dollar-denominated receive fixed swaps, $75.5 billion in pay fixed swaps and the net addition of $24.9 billion in foreign-denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps was $118.1 billion and $54.6 billion at September 30, 2009 and December 31, 2008. The $51.2 billion increase in same-currency basis swap positions was primarily due to the acquisition of Merrill Lynch. Our futures and forwards net notional position, which reflects the net of long and short positions, was $(27.5) billion compared to $(8.8) billion at December 31, 2008 driven by increased activity in certain hedging strategies.

The following table includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments. The fair value of net ALM contracts increased $8.8 billion from a gain of $6.4 billion at December 31, 2008 to a gain of $15.2 billion at September 30, 2009. The increase was primarily attributable to changes in the value of U.S. dollar-denominated receive fixed interest rate swaps of $4.3 billion, foreign exchange contracts of $2.8 billion, foreign exchange basis swaps of $2.2 billion, same-currency basis swaps of $101 million and option products of $83 million. The increase was partially offset by a loss from changes in the value of pay fixed interest rate swaps of $514 million, and futures and forward rate contracts of $151 million.

  Table 48

  Asset and Liability Management Interest Rate and Foreign Exchange Contracts

September 30, 2009		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$6,366								4.50
Notional amount		$114,305	$274	$20,665	$2,177	$35,476	$7,358	$48,355
Weighted-average fixed rate		3.57%	4.69%	1.74%	2.66%	2.42%	4.07%	5.16%
Pay fixed interest rate swaps (1)	(514)								3.74
Notional amount		$75,465	$-	$2,500	$50,810	$633	$806	$20,716
Weighted-average fixed rate		2.72%	-%	1.82%	2.37%	1.91%	3.77%	3.66%
Same-currency basis swaps (3)	101
Notional amount		$51,202	$3,668	$4,603	$8,661	$16,384	$7,671	$10,215
Foreign exchange basis swaps (2, 4, 5)	5,414
Notional amount		118,095	2,413	8,030	10,994	15,840	15,918	64,900
Option products (6)	83
Notional amount		13,239	5,024	654	1,831	1,742	224	3,764
Foreign exchange contracts (2, 5, 7)	3,853
Notional amount (8)		46,942	(4,651)	10,508	3,361	4,032	6,947	26,745
Futures and forward rate contracts	(93)
Notional amount (8)		(27,541)	(27,541)	-	-	-	-	-
Net ALM contracts	$15,210

December 31, 2008
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2009	2010	2011	2012	2013	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$2,103								4.93
Notional amount		$27,166	$17	$4,002	$-	$9,258	$773	$13,116
Weighted-average fixed rate		4.08%	7.35%	1.89%	-%	3.31%	4.53%	5.27%
Foreign exchange basis swaps (2, 4, 5)	3,196
Notional amount		$54,569	$4,578	$6,192	$3,986	$8,916	$4,819	$26,078
Option products (6)	-
Notional amount		5,025	5,000	22	-	-	-	3
Foreign exchange contracts (2, 5, 7)	1,070
Notional amount (8)		23,063	2,313	4,021	1,116	1,535	486	13,592
Futures and forward rate contracts	58
Notional amount (8)		(8,793)	(8,793)	-	-	-	-	-
Net ALM contracts	$6,427

(1)

At September 30, 2009, the receive fixed interest rate swap notional that represented forward starting swaps that will not be effective until their respective contractual start dates was $2.5 billion and the forward starting pay fixed swap positions was $58.3 billion. There were no forward starting pay or receive fixed swap positions at December 31, 2008.

(2)

Does not include basis adjustments on fixed rate debt issued by the Corporation and hedged under fair value hedge relationships pursuant to derivatives designated as hedging instruments that substantially offset the fair values of these derivatives.

(3)

At September 30, 2009, same-currency basis swaps consist of $51.2 billion in both foreign and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency. There were no same-currency basis swaps at December 31, 2008.

(4)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.

(6)

Option products of $13.2 billion at September 30, 2009 are comprised of $5.0 billion in purchased caps and $8.2 billion in swaptions. Option products of $5.0 billion at December 31, 2008 are purchased caps.

(7)

Foreign exchange contracts include foreign-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional was comprised of $48.0 billion in foreign-denominated and cross-currency receive fixed swaps reduced by $1.1 billion in foreign currency forward rate contracts at September 30, 2009, and $23.1 billion in foreign-denominated and cross-currency receive fixed swaps reduced by $78 million in foreign currency forward rate contracts at December 31, 2008.

(8)	Reflects the net of long and short positions.

The Corporation uses interest rate derivative instruments to hedge the variability in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). From time to time, the Corporation also utilizes equity-indexed derivatives accounted for as derivatives designated as cash flow hedge relationships to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $2.7 billion and $3.5 billion at September 30, 2009 and December 31, 2008. These net losses are expected to be reclassified into earnings in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at September 30, 2009, the pre-tax net losses are expected to be reclassified into earnings as follows: $577 million, or 13 percent within the next year, 65 percent within five years, and 88 percent within 10 years, with the remaining 12 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

In addition to the derivatives disclosed in Table 48 above, we hedge our net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in 90 days, cross currency basis swaps and by issuing foreign-denominated debt. The Corporation recorded after-tax losses from derivatives and foreign denominated debt in accumulated OCI associated with net investment hedges which was offset by after-tax unrealized gains in accumulated OCI associated for changes in the value of our net investments in consolidated foreign entities for the nine months ended September 30, 2009.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans which subjects us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and servicing fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At September 30, 2009 and December 31, 2008, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $155.3 billion and $97.2 billion.

MSRs are a nonfinancial asset created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, euro dollar futures, mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at September 30, 2009 were $1.4 trillion and $57.3 billion, for a total notional amount of $1.5 trillion. At December 31, 2008, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.0 trillion and $87.5 billion, for a total notional amount of $1.1 trillion. For the three and nine months ended September 30, 2009, we recorded gains (losses) in mortgage banking income of $1.3 billion and $(1.9) billion related to the change in fair value of these economic hedges compared to gains of $831 million and $539 million for the same periods in 2008. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see the Home Loans & Insurance discussion beginning on page 120.

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

For additional information on Operational Risk Management see Compliance and Operational Risk Management on page 75 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

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

As of September 30, 2009, the principal balance of beneficial interests issued by the QSPEs that hold subprime ARMs totaled $72.9 billion and the fair value of beneficial interests related to those QSPEs held by the Corporation totaled $10 million. The following table presents a summary of loans in QSPEs that hold subprime ARMs as of September 30, 2009 as well as workout and payoff activity for the subprime loans by ASF categorization for the nine months ended September 30, 2009.

  Table 49

  QSPE Loans Subject to ASF Framework Evaluation

	September 30, 2009		Activity During the Nine Months Ended September 30, 2009
(Dollars in millions)	Balance	Percent	Payoffs	Fast-track Modifications	Other Workout Activities	Foreclosures
Segment 1	$5,017	6.9%	$381	$-	$559	$30
Segment 2	8,300	11.4	118	26	1,310	65
Segment 3	18,873	25.9	467	6	3,312	2,419
Total subprime ARMs	32,190	44.2	966	32	5,181	2,514
Other loans	39,088	53.6	983	174	4,035	1,651
Foreclosed properties	1,619	2.2	n/a	n/a	n/a	n/a
Total	$72,897	100.0%	$1,949	$206	$9,216	$4,165
n/a = not applicable

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. The balance of our financial assets and liabilities has significantly increased with the acquisition of Merrill Lynch. As such, we have included the discussion below. We have also provided information on our goodwill and intangible assets as we continue impairment testing as of September 30, 2009. Other complex accounting estimates are summarized in Complex Accounting Estimates on pages 76 through 80 of the MD&A filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009.

Fair Value of Financial Instruments

We determine the fair market values of financial instruments based on the fair value hierarchy established under applicable GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. We carry certain corporate loans and loan commitments, LHFS, reverse repurchase agreements, repurchase agreements, securities borrowed transactions, long-term deposits, and certain structured notes at fair value in accordance with the fair value option. We also carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs, and certain other assets at fair value. For more information, see Note 16 – Fair Value Disclosures to the Consolidated Financial Statements.

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

Trading account assets and liabilities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of trading account assets or liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies. At September 30, 2009, $27.2 billion, or 13 percent, of trading account assets was classified as Level 3 fair value assets and $411 million, or less than one percent, of trading account liabilities was classified as Level 3 fair value liabilities.

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The Corporation does incorporate, consistent with the requirements per GAAP, within its fair value measurements of over-the-counter derivatives the net credit differential between the counterparty credit risk and our own credit risk. The value of the credit differential is determined by reference to existing direct market reference costs of credit, or where direct references are not available, a proxy is applied consistent with direct references for other counterparties that are similar in credit risk. An estimate of severity of loss is also used within the determination of fair value, primarily based on historical experience, adjusted for any more recent name specific expectations.

At September 30, 2009, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $28.7 billion and $20.1 billion. These amounts reflect the full fair value of the derivatives and do not isolate the discrete value associated with the subjective valuation variables. Further, they both represented less than two percent of derivative assets and liabilities, before the impact of legally enforceable master netting agreements. During the nine months ended September 30, 2009, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Trading account profits (losses), which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits (losses) are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VAR modeling, which estimates a potential daily loss which is not expected to be exceeded with a specified confidence level, to measure and manage market risk. At September 30, 2009, the amount of our VAR was $200 million based on a 99 percent confidence level. For more information on VAR, see Trading Risk Management beginning on page 196.

AFS debt and marketable equity securities are recorded at fair value, which is generally based on quoted market prices, market prices for similar assets, cash flow analysis or pricing services.

Goodwill and Intangible Assets

The nature of and accounting for goodwill and intangible assets are discussed in detail in Note 10 – Goodwill and Intangible Assets as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis which for the Corporation is performed as of June 30 or in interim periods if events or circumstances indicate a potential impairment. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill. As discussed in more detail in Note 19 – Business Segment Information to the Consolidated Financial Statements, the Corporation changed its basis of presentation from three segments to six segments effective January 1, 2009 in connection with the Merrill Lynch acquisition. As a result, the reporting units utilized for goodwill impairment tests are the business segment or, where appropriate, one level below the business segments.

Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. We estimated the fair values of the assets and liabilities of a reporting unit, consistent with the requirements of the fair value measurements accounting standard, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Balance Sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.

For intangible assets subject to amortization, impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from it. An intangible asset subject to amortization is tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value. There were no material intangible asset impairments during the nine months ended September 30, 2009.

The Corporation’s common stock price, consistent with common stock prices in the financial services industry, has been more volatile the past 12 months primarily due to the deterioration in the financial markets as the overall economy moved into a recession, the negative economic outlook and the increased risk of government intervention. During this period, our market capitalization remained below our recorded book value. The fair value of all reporting units as of the June 30, 2009 annual impairment test was estimated to be $262.8 billion and the common stock market capitalization of the Corporation as of that date was $114.2 billion ($146.4 billion at September 30, 2009). The implied control premium, the amount a buyer is willing to pay over the current market price of a publicly traded stock to obtain control, was 52 percent after taking into consideration the outstanding preferred stock of $58.7 billion as of June 30, 2009. As none of our reporting units are publicly traded, individual reporting unit fair value determinations are not directly correlated to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that recent fluctuations in our market capitalization as a result of the market dislocation are reflective of actual cash flows and the fair value of our individual reporting units.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The fair values of the reporting units were determined using a combination of valuation techniques consistent with the market approach and the income approach and included the use of independent valuation specialists. The fair values of the intangible assets were determined using the income approach.

The market approach we used estimates the fair value of the individual reporting units by incorporating any combination of the tangible capital, book capital and earnings multiples from comparable publicly traded companies in similar industries of the reporting unit. The relative weight assigned to these multiples varies among the reporting units based upon qualitative and quantitative characteristics, primarily the size and relative profitability of the respective reporting unit as compared to the comparable publicly traded companies. Since the fair values determined under the market approach are representative of a noncontrolling interest, a control premium was added to arrive at the reporting units’ fair values on a controlling basis.

For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.

During the quarter ended September 30, 2009, we completed our annual goodwill impairment test as of June 30, 2009 for all of our reporting units. In performing the first step of the annual impairment analysis, we compared the fair value of each reporting unit to its current carrying amount, including goodwill. To determine fair value, we utilized a combination of a market approach and an income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premiums used in the June 30, 2009 annual impairment test ranged from 25 percent to 35 percent. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2009 annual impairment test ranged from 11 percent to 20 percent depending on the relative risk of a reporting unit. Growth rates developed by management for each reporting unit and/or individual revenue and expense items ranged from two percent to 10 percent. For certain revenue and expense items that have been significantly affected by the current economic environment, management developed separate long-term forecasts.

Based on the results of step one of the impairment test, we determined that the carrying amount of the Home Loans & Insurance and Global Card Services reporting units, including goodwill, exceeded their fair value. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance was $16.5 billion, $14.3 billion and $4.8 billion, respectively, and for Global Card Services was $41.4 billion, $41.3 billion and $22.3 billion, respectively. Therefore, we performed step two of the goodwill impairment test for these reporting units as of June 30, 2009. For all other reporting units, step two was not required as their fair value exceeded their carrying value indicating there was no impairment. In step two, we compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. We determined the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on the results of step two of the impairment test as of June 30, 2009, we determined that no goodwill impairment existed for the Home Loans & Insurance or Global Card Services reporting units.

The following table shows goodwill assigned to the individual reporting units and the fair value as a percentage of the carrying value as of our June 30, 2009 annual impairment test:

(Dollars in billions)	Estimated Fair Value as a % of Allocated Carrying Value	Goodwill
Reporting Unit
Deposits	175.7%	$17.8
Global Card Services	99.7	22.3
Home Loans & Insurance	86.6	4.8
Global Markets	156.9	3.3
Corporate and Investment Banking	117.9	7.3
Commercial Banking	119.0	20.4
U.S. Trust	112.0	4.2
Merrill Lynch Global Wealth Management	325.8	5.3
Columbia Management	144.0	0.7

In estimating the fair value of the reporting units in step one of the goodwill impairment analysis, we note that the fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption would eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analysis is required, changes in the estimated fair values of the individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

Given the results of our annual impairment test and due to continued stress for Home Loans & Insurance and Global Card Services as a result of current market conditions, we concluded, consistent with the first two quarters of 2009, that an additional impairment analysis should be performed for these two reporting units as of September 30, 2009. In step one of the goodwill impairment analysis, the fair value of Home Loans & Insurance was estimated with equal weighting assigned to the market approach and the income approach. The fair value of Global Card Services was estimated under the income approach. Under the market approach valuation for Home Loans & Insurance, significant assumptions were consistent with the assumptions used in our annual impairment tests as of June 30, 2009 and included market multiples and a control premium. In the Global Card Services’ valuation under the income approach, the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. Consistent with the June 30, 2009 annual impairment test both Home Loans & Insurance and Global Card Services failed step one. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance were $24.2 billion, $19.7 billion and $4.8 billion, respectively, and for Global Card Services were $40.9 billion, $39.3 billion and $22.3 billion, respectively. Under step two of the goodwill impairment analysis for both reporting units, significant assumptions in measuring the fair value of the assets and liabilities of the reporting units included discount rates, loss rates, interest rates and new account growth. Based on the results of step two of our impairment tests, no goodwill impairment was recognized during the third quarter of 2009.

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

Credit Default Swap (CDS) – A derivative contract that provides protection against the deterioration of credit quality and would allow one party to receive payment in the event of default by a third party under a borrowing arrangement.

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

Home Equity Rapid Amortization Event – Certain events defined by the Corporation’s home equity securitizations documents, including when aggregate draws on monoline insurers’ policies (which protect the bondholders in the securitization) exceed a specified threshold. The existence of a rapid amortization event affects the flow of funds and may cause acceleration of payments to the holders of the notes.

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

Loan-to-value (LTV) – A commonly used credit quality metric that is reported in terms of ending and average loan-to-value. Ending LTV is calculated by taking the outstanding loan balance at the end of the period divided by the appraised value of the property securing the loan. Appraised values are primarily determined by utilizing the Case-Schiller Home Index, a widely used index based on data from repeat sales of single family homes. Case-Schiller Indices are updated quarterly and are reported on a three month or one quarter lag. An additional metric related to loan-to-value is combined loan-to-value (CLTV) which is similar to the loan to value metric, yet combines the outstanding balance on the residential mortgage loan and the outstanding balance on the home equity loan or line of credit, both of which are secured by the same property, divided by the value of the property. A loan to value of 100 percent reflects a loan that is currently secured by a property valued at an amount that is exactly equal to the loan amount. Under certain circumstances, values can also be determined by utilizing an automated valuation method (AVM). An AVM is a tool that estimates the value of a property by reference to large volumes of market data including sales of comparable properties and price trends specific to the MSA in which the property being valued is located.

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

Primary Dealer Credit Facility (PDCF) – A facility announced on March 16, 2008 by the Federal Reserve to provide discount window loans to primary dealers that settle on the same business day and mature on the following business day, in exchange for a specified range of eligible collateral. The rate paid on the loan is the same as the primary credit rate at the Federal Reserve Bank of New York. In addition, primary dealers are subject to a frequency-based fee after they exceed 45 days of use. The frequency-based fee is based on an escalating scale and communicated to the primary dealers in advance. The PDCF will remain available to primary dealers until February 1, 2010 or longer if conditions warrant.

Purchased Impaired Portfolio – Loans acquired which showed signs of deterioration and were considered impaired. These loans were written down to fair value at the acquisition date in accordance ASC 310-30.

Qualifying Special Purpose Entity (QSPE) – A special purpose entity whose activities are strictly limited to holding and servicing financial assets and meets the requirements set forth in FASB ASC 860. A qualifying special purpose entity is generally not required to be consolidated by any party.

Return on Average Common Shareholders’ Equity (ROE) – A measure of the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit.

Return on Average Tangible Shareholders’ Equity (ROTE) – A measures of the earnings contribution of a unit as a percentage of the shareholders’ equity allocated to that unit reduced by allocated goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

Securitize / Securitization – A process by which financial assets are sold to a special purpose entity, which then issues securities collateralized by those underlying assets, and the return on the securities issued is based on the principal and interest cash flows of the underlying assets.

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

Temporary Guarantee Program for Money Market Funds – A voluntary and temporary program announced on September 19, 2008 by the U.S. Treasury which provided for a guarantee to investors that they would receive $1.00 for each money market fund share held as of September 19, 2008 in the event that a participating fund no longer had a $1.00 per share net asset value and liquidated. With respect to such shares covered by this program, the guarantee payment would have been equal to any shortfall between the amount received by an investor in a liquidation and $1.00 per share. Eligible money market mutual funds paid a fee to the U.S. Treasury to participate in this program which expired on September 18, 2009.

Temporary Liquidity Guarantee Program (TLGP) – A program announced on October 14, 2008 by the FDIC which is comprised of the Debt Guarantee Program (DGP) under which the FDIC has guaranteed, for a fee, all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities through October 31, 2009, with an emergency guarantee facility available through April 30, 2010; and the Transaction Account Guarantee Program (TAGP) under which the FDIC will guarantee, for a fee, noninterest-bearing deposit accounts held at participating FDIC-insured depository institutions until June 30, 2010.

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

Troubled Debt Restructuring (TDR) – Certain nonperforming loans that have been modified where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and are not returned to performing status until six consecutive, on-time payments under the modified terms have been made by the customer.

Unrecognized Tax Benefit (UTB) – The difference between the benefit recognized for a tax position in accordance with ASC 740-10-25, which is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement, and the tax benefit claimed on a tax return.

Value-at-Risk (VAR) – A VAR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. VAR is a key statistic used to measure and manage market risk.

Variable Interest Entities (VIE) – A term defined by ASC 810-10 for an entity whose equity investors do not have a controlling financial interest. The entity may not have sufficient equity at risk to finance its activities without additional subordinated financial support from third parties. The equity investors may lack the ability to make significant decisions about the entity’s activities, or they may not absorb the losses or receive the residual returns generated by the assets and other contractual arrangements of the VIE. The entity that will absorb a majority of expected variability (the sum of the absolute values of the expected losses and expected residual returns) consolidates the VIE and is referred to as the primary beneficiary.

Accounting Pronouncements

The FASB ASC became effective for the Corporation for the three months ended September 30, 2009. Technical references to GAAP included in this filing are provided under the new FASB ASC structure. For more information regarding the FASB ASC see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Former GAAP Reference	Former GAAP Title	ASC Reference	ASC Title

SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer	ASC 310-30	Loans and Debt Securities Acquired with Deteriorated Credit Quality

SFAS 157	Fair Value Measurements	ASC 820-10	Fair Value Measurements and Disclosures

SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities	ASC 825-10	Financial Instruments

SFAS 133	Accounting for Derivative Instruments and Hedging Activities, as amended	ASC 815-10	Derivatives and Hedging

SFAS 52	Foreign Currency Translation	ASC 830-10	Foreign Currency Matters

SFAS 109	Accounting for Income Taxes	ASC 740-10	Income Taxes

SFAS 141R	Business Combinations (revised 2007)	ASC 805-10	Business Combinations

SFAS 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities	ASC 815-10-15	Derivatives and Hedging – Scope and Scope Exceptions

FIN 46R	Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51	ASC 810-10	Consolidation

FIN 48	Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109	ASC 740-10-25	Income Taxes – Recognition

FSP FAS 13-2	Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction	ASC 840-10	Leases

SAB 109	Written Loan Commitments Recorded at Fair Value Through Earnings	ASC 815-10-S99	Derivatives and Hedging – SEC Materials

FSP FAS 115-2, FAS 124-2, EITF 99-20-2	Recognition and Presentation of Other-Than-Temporary Impairments	ASC 320-10-65	Investments – Debt and Equity Securities

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
AICPA	American Institute of Certified Public Accountants
ALMRC	Asset and Liability Market Risk Committee
ALM	Asset and liability management
ARS	Auction rate securities
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRC	Credit Risk Committee
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FIN	Financial Accounting Standards Board Interpretation
FRB/Federal Reserve	Board of Governors of the Federal Reserve System
FSP	Financial Accounting Standards Board Staff Position
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States
GRC	Global Markets Risk Committee
IPO	Initial public offering
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTS	Office of Thrift Supervision
RMBS	Residential mortgage-backed securities
SBA	Small Business Administration
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SFAS	Financial Accounting Standards Board Statement of Financial Accounting Standards
SOP	American Institute of Certified Public Accountants Statement of Position
SPE	Special purpose entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management beginning on page 195 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in internal controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements filed as Exhibit 99.2 to the Corporation’s Current Report on Form 8-K filed on May 28, 2009 and in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item1A. Risk Factors in the Corporation’s 2008 Annual Report on Form 10-K, other than the addition of the following risk factor.

Recent legislative and regulatory initiatives may significantly impact the Corporation’s financial condition, operations, capital position and ability to pursue business opportunities.

The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that may significantly impact the Corporation. For example, Congress is currently considering a variety of proposals that would make far reaching changes to the financial regulatory system and significantly affect the financial services industry, including greater powers to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury Secretary; a Consumer Financial Protection Agency; potential limits on the scope of federal preemption of state laws as applied to national banks; and changes in the regulatory agencies. The proposals generally call for increased scrutiny and regulation for financial firms whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if they were to fail; requiring that broker-dealers who provide investment advice about securities to investors have the same fiduciary obligations as registered investment advisers; new requirements for the securitization market; and comprehensive regulation of large participants in the over-the-counter derivatives markets.

Many of the legislative and regulatory initiatives if enacted would directly affect our relationships with our customers and clients. For example, the Federal Reserve is expected to propose amendments under the Electronic Funds Transfer Act (i.e., Regulation E) that would change, among other things, the way banks charge overdraft services and fees. In addition, on May 22, 2009, President Obama signed into law the Credit Card Accountability Responsibility and Disclosure (CARD) Act of 2009 that calls for many changes to credit card industry practices, including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. The Federal Reserve is in the process of publishing rules that will clarify and implement a number of the provisions in this legislation. Recently, the Corporation announced that it will not increase interest rates on consumer credit accounts in response to provisions in the CARD Act prior to its effective date, unless a customer’s account falls past due or is based on a variable interest rate. Complying with these initiatives, as well as amendments related to Federal Reserve regulations, will require the Corporation to invest significant management attention and resources to make the necessary disclosure and systems changes, and there is no assurance that such changes will not have an adverse affect on our businesses or their results of operations. For more information on these and other initiatives, please refer to the Regulatory Initiatives discussion beginning on page 95 in MD&A.

The Corporation continues to discuss with federal regulators the potential repayment of the $45 billion in TARP funds invested in the Corporation. Until the Corporation repays the TARP funds, it is subject to additional regulatory scrutiny including compensation of certain associates as established under TARP guidelines, especially as a recipient of exceptional assistance. These compensation changes may adversely impact the Corporation’s ability to recruit, retain and motivate key associates. The additional regulatory scrutiny also may continue to significantly impact the Corporation’s ability to, among other things, increase dividends to common shareholders.

Current regulatory initiatives may change certain capital levels that financial institutions are required to maintain. For example, as a result of the Corporation’s periodic enterprise-wide stress testing it may be required to raise additional capital based on projected economic conditions. Also, on September 15, 2009, joint regulatory agencies (e.g., the U.S. Treasury, Federal Reserve and FDIC) issued a proposal eliminating the exclusion of certain asset-backed commercial paper (ABCP) program assets from risk-weighted assets and providing a reservation of authority to permit the agencies to require banks to treat structures that are not consolidated under the accounting standards as if they were consolidated for risk-based capital purposes. This proposal is meant to align risk-based capital requirements with the expected impact of adoption of SFAS 166 and SFAS 167 on capital levels. The Corporation is evaluating the impact that these initiatives may have on capital levels. For more information on the estimated impact of adoption of SFAS 166 and SFAS 167 see page 155.

The risks noted above create significant uncertainty for the Corporation and the financial services industry in general. There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted, and if adopted, what the final initiatives will be. The legislative and regulatory initiatives could require us to change certain of our business practices, impose additional costs on us, limit the products that we offer, result in a significant loss of revenue, limit our ability to pursue business opportunities, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations or financial condition. The long-term impact of these initiatives on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior, and competitors’ responses to such initiatives, all of which are difficult to predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended September 30, 2009. Under the terms of the issuance of the Corporation’s preferred stock and warrants to purchase common stock to the U.S. Treasury under the TARP Capital Purchase Program and Targeted Investment Program, for so long as any of such preferred stock remains outstanding, the Corporation is prohibited from increasing the current quarterly dividend rate on its common stock and from repurchasing the Corporation’s trust preferred securities or equity securities, including its common stock (except for repurchases of common stock in connection with benefit plans consistent with past practice), without the U.S. Treasury’s consent, until January 2012 or until the U.S. Treasury has transferred all such preferred stock to third parties.

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

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted- average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority (2)
				Amounts	Shares
July 1-30, 2009	643	$13.93	-	$3,750	75,000
August 1-31, 2009	467	14.17	-	3,750	75,000
September 1-30, 2009	55	15.66	-	3,750	75,000
Three months ended September 30, 2009	1,165	14.11

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

(2)

On July 23, 2008, the Board of Directors authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion and for 12 to 18 months. There were no share repurchases under this program during the three months ended September 30, 2009.

The Corporation did not have any unregistered sales of its equity securities during the three months ended September 30, 2009.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(a) of the Registrant’s 2008 Annual Report on Form 10-K (the 2008 10-K)

Exhibit 3(b)	Amended and Restated Bylaws of the Registrant, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

Exhibit 10(a)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2009

Exhibit 10(b)	Form of Directors Stock Plan Restricted Stock Award Agreement for Nonemployee Chairman

Exhibit 11	Earnings Per Share Computation - included in Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: November 6, 2009	/s/ Neil A. Cotty
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

Exhibit 10(a)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2009

Exhibit 10(b)	Form of Directors Stock Plan Restricted Stock Award Agreement for Nonemployee Chairman

Exhibit 11	Earnings Per Share Computation - included in Note 13 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document