Form 10-Q
period 2010-03-31
BANK OF AMERICA CORP /DE/
filed 2010-05-07
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes        No  ✓

On April 30, 2010, there were 10,032,945,667 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation March 31, 2010 Form 10-Q

Part 1. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS Bank of America Corporation and Subsidiaries Consolidated Statement of Income

	Three Months Ended March 31

(Dollars in millions, except per share information)	2010	2009

Interest income
Interest and fees on loans and leases	$13,475	$13,349
Interest on debt securities	3,116	3,830
Federal funds sold and securities borrowed or purchased under agreements to resell	448	1,155
Trading account assets	1,743	2,428
Other interest income	1,097	1,394

Total interest income	19,879	22,156

Interest expense
Deposits	1,122	2,543
Short-term borrowings	818	2,221
Trading account liabilities	660	579
Long-term debt	3,530	4,316

Total interest expense	6,130	9,659

Net interest income	13,749	12,497

Noninterest income
Card income	1,976	2,865
Service charges	2,566	2,533
Investment and brokerage services	3,025	2,963
Investment banking income	1,240	1,055
Equity investment income	625	1,202
Trading account profits	5,236	5,201
Mortgage banking income	1,500	3,314
Insurance income	715	688
Gains on sales of debt securities	734	1,498
Other income	1,204	2,313
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(1,819)	(714)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	1,218	343

Net impairment losses recognized in earnings on available-for-sale debt securities	(601)	(371)

Total noninterest income	18,220	23,261

Total revenue, net of interest expense	31,969	35,758

Provision for credit losses	9,805	13,380

Noninterest expense
Personnel	9,158	8,768
Occupancy	1,172	1,128
Equipment	613	622
Marketing	487	521
Professional fees	517	405
Amortization of intangibles	446	520
Data processing	648	648
Telecommunications	330	327
Other general operating	3,883	3,298
Merger and restructuring charges	521	765

Total noninterest expense	17,775	17,002

Income before income taxes	4,389	5,376
Income tax expense	1,207	1,129

Net income	$3,182	$4,247

Preferred stock dividends	348	1,433

Net income applicable to common shareholders	$2,834	$2,814

Per common share information
Earnings	$0.28	$0.44
Diluted earnings	0.28	0.44
Dividends paid	0.01	0.01

Average common shares issued and outstanding (in thousands)	9,177,468	6,370,815

Average diluted common shares issued and outstanding (in thousands)	10,005,254	6,393,407

  See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet

	March 31	December 31
(Dollars in millions)	2010	2009

Assets
Cash and cash equivalents	$144,794	$121,339
Time deposits placed and other short-term investments	20,256	24,202
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $71,300 and $57,775 measured at fair value and $191,346 and $189,844 pledged as collateral)	197,038	189,933
Trading account assets (includes $39,131 and $30,921 pledged as collateral)	206,018	182,206
Derivative assets	77,577	80,689
Debt securities:
Available-for-sale (includes $141,111 and $122,708 pledged as collateral)	316,020	301,601
Held-to-maturity, at cost (fair value – $340 and $9,684)	340	9,840

Total debt securities	316,360	311,441

Loans and leases (includes $4,087 and $4,936 measured at fair value and $106,464 and $118,113 pledged as collateral)	976,042	900,128
Allowance for loan and lease losses	(46,835)	(37,200)

Loans and leases, net of allowance	929,207	862,928

Premises and equipment, net	15,147	15,500
Mortgage servicing rights (includes $18,842 and $19,465 measured at fair value)	19,146	19,774
Goodwill	86,305	86,314
Intangible assets	11,548	12,026
Loans held-for-sale (includes $25,387 and $32,795 measured at fair value)	35,386	43,874
Customer and other receivables	83,636	81,996
Other assets (includes $63,070 and $55,909 measured at fair value)	196,282	191,077

Total assets	$2,338,700	$2,223,299

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)
Trading account assets	$11,826
Derivative assets	4,194
Available-for-sale debt securities	12,074
Loans and leases	129,432
Allowance for loan and lease losses	(11,140)

Loans and leases, net of allowance	118,292

Loans held-for-sale	5,471
All other assets	9,637

Total assets of consolidated VIEs	$161,494

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)

	March 31	December 31
(Dollars in millions)	2010	2009

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$255,470	$269,615
Interest-bearing (includes $1,717 and $1,663 measured at fair value)	643,943	640,789
Deposits in foreign offices:
Noninterest-bearing	5,614	5,489
Interest-bearing	71,075	75,718

Total deposits	976,102	991,611

Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $46,479 and $37,325 measured at fair value)	270,601	255,185
Trading account liabilities	82,532	65,432
Derivative liabilities	46,927	43,728
Commercial paper and other short-term borrowings (includes $7,021 and $813 measured at fair value)	85,406	69,524
Accrued expenses and other liabilities (includes $25,991 and $19,015 measured at fair value and $1,521 and $1,487 of reserve for unfunded lending commitments)	135,656	127,854
Long-term debt (includes $48,401 and $45,451 measured at fair value)	511,653	438,521

Total liabilities	2,108,877	1,991,855

Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,960,660 and 5,246,660 shares	17,964	37,208
Common stock and additional paid-in capital, $0.01 par value; authorized – 11,300,000,000 and 10,000,000,000 shares; issued and outstanding – 10,032,001,150 and 8,650,243,926 shares	149,048	128,734
Retained earnings	67,811	71,233
Accumulated other comprehensive income (loss)	(4,929)	(5,619)
Other	(71)	(112)

Total shareholders’ equity	229,823	231,444

Total liabilities and shareholders’ equity	$2,338,700	$2,223,299

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $14,490 of non-recourse liabilities)	$21,631
Long-term debt (includes $86,023 of non-recourse debt)	90,329
All other liabilities (includes $2,561 of non-recourse liabilities)	5,135

Total liabilities of consolidated VIEs	$117,095

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred	Common Stock and Additional Paid-in Capital		Retained	Accumulated Other Comprehensive	Other	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Stock	Shares	Amount	Earnings	Income (Loss)
Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052
Cumulative adjustment for accounting change – Other-than-temporary impairments on debt securities				71	(71)		-
Net income				4,247			4,247	$4,247
Net change in available-for-sale debt and marketable equity securities					(811)		(811)	(811)
Net change in foreign currency translation adjustments					66		66	66
Net change in derivatives					412		412	412
Employee benefit plan adjustments					65		65	65
Dividends paid:
Common				(64)			(64)
Preferred				(1,033)			(1,033)
Issuance of preferred stock and stock warrants	26,800		3,200				30,000
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Common stock issued under employee plans and related tax effects		8,038	394			108	502
Other	171			(167)			4
Balance, March 31, 2009	$73,277	6,400,950	$100,864	$76,877	$(11,164)	$(305)	$239,549	$3,979
Balance, December 31, 2009	$37,208	8,650,244	$128,734	$71,233	$(5,619)	$(112)	$231,444
Cumulative adjustment for accounting change – Consolidation of certain variable interest entities				(6,154)	(116)		(6,270)	$(116)
Net income				3,182			3,182	3,182
Net change in available-for-sale debt and marketable equity securities					944		944	944
Net change in foreign currency translation adjustments					(43)		(43)	(43)
Net change in derivatives					(161)		(161)	(161)
Employee benefit plan adjustments					66		66	66
Dividends paid:
Common				(102)			(102)
Preferred				(348)			(348)
Common stock issued under employee plans and related tax effects		95,757	1,070			36	1,106
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244				-
Other						5	5
Balance, March 31, 2010	$17,964	10,032,001	$149,048	$67,811	$(4,929)	$(71)	$229,823	$3,872

  See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Operating activities
Net income	$3,182	$4,247
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	9,805	13,380
Gains on sales of debt securities	(734)	(1,498)
Depreciation and premises improvements amortization	566	578
Amortization of intangibles	446	520
Deferred income tax expense	736	486
Net decrease in trading and derivative instruments	6,770	27,049
Net decrease in other assets	5,723	28,304
Net increase (decrease) in accrued expenses and other liabilities	6,115	(10,870)
Other operating activities, net	(8,733)	(7,399)
Net cash provided by operating activities	23,876	54,797
Investing activities
Net decrease in time deposits placed and other short-term investments	4,023	19,336
Net (increase) decrease in federal funds sold and securities borrowed or purchased under agreements to resell	(7,105)	68,072
Proceeds from sales of available-for-sale debt securities	35,022	53,309
Proceeds from paydowns and maturities of available-for-sale debt securities	18,690	13,871
Purchases of available-for-sale debt securities	(64,899)	(6,576)
Proceeds from maturities of held-to-maturity debt securities	-	280
Proceeds from sales of loans and leases	857	565
Other changes in loans and leases, net	12,990	(6,636)
Net purchases of premises and equipment	(213)	(531)
Proceeds from sales of foreclosed properties	751	417
Cash received upon acquisition, net	-	31,804
Cash received due to impact of adoption of new consolidation guidance	2,807	-
Other investing activities, net	2,884	2,700
Net cash provided by investing activities	5,807	176,611
Financing activities
Net decrease in deposits	(15,509)	(27,596)
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	15,416	(71,444)
Net decrease in commercial paper and other short-term borrowings	(6,255)	(10,135)
Proceeds from issuance of long-term debt	23,280	24,246
Retirement of long-term debt	(22,750)	(34,711)
Proceeds from issuance of preferred stock	-	30,000
Cash dividends paid	(450)	(1,097)
Excess tax benefits of share-based payments	45	-
Other financing activities, net	(11)	11
Net cash used in financing activities	(6,234)	(90,726)
Effect of exchange rate changes on cash and cash equivalents	6	(79)
Net increase in cash and cash equivalents	23,455	140,603
Cash and cash equivalents at January 1	121,339	32,857
Cash and cash equivalents at March 31	$144,794	$173,460

 During the three months ended March 31, 2009, the Corporation transferred credit card loans of $8.5 billion and the related allowance for loan and lease losses of $750 million in exchange for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation.

 The fair values of noncash assets acquired and liabilities assumed in the Merrill Lynch acquisition were $619.0 billion and $626.7 billion as of March 31, 2009.

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

 See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Principles

Bank of America Corporation and its subsidiaries (the Corporation), a financial holding company, provides a diverse range of financial services and products throughout the U.S. and in certain international markets. When used in this report, the meaning of the words “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. The Corporation conducts these activities through its banking and nonbanking subsidiaries. At March 31, 2010, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A. In connection with certain acquisitions including Merrill Lynch & Co. Inc. (Merrill Lynch) and Countrywide Financial Corporation (Countrywide), the Corporation acquired banking subsidiaries that have been merged into Bank of America, N.A. with no impact on the Consolidated Financial Statements of the Corporation. On January 1, 2009, the Corporation acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion.

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations, assets and liabilities of acquired companies are included from the dates of acquisition. Results of operations, assets and liabilities of VIEs are included from the date that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in other assets and are subject to impairment testing. The Corporation’s proportionate share of income or loss is included in equity investment income.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions.

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Corporation’s 2009 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

New Accounting Pronouncements

On January 1, 2010, the Corporation adopted new Financial Accounting Standards Board (FASB) accounting guidance on transfers of financial assets and consolidation of VIEs. This new accounting guidance revises sale accounting criteria for transfers of financial assets, including elimination of the concept of and accounting for qualifying special purpose entities (QSPEs), and significantly changes the criteria for consolidation of a VIE. The adoption of this new accounting guidance resulted in the consolidation of certain VIEs that previously were QSPEs and VIEs that were not recorded on the Corporation’s Consolidated Balance Sheet prior to January 1, 2010. The adoption of this new accounting guidance resulted in a net incremental increase in assets of $100.4 billion and a net increase in liabilities of $106.7 billion. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and a $10.8 billion increase in the allowance for loan and lease losses. The Corporation recorded a $6.2 billion charge, net of tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new accounting guidance, which resulted principally from the increase in the allowance for loan and lease losses, and a $116 million charge to accumulated other comprehensive income (OCI). Initial recording of these assets, related allowance and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on consolidated results of operations.

Application of the new consolidation guidance has been deferred indefinitely for certain investment funds managed on behalf of third parties if the Corporation does not have an obligation to fund losses that could potentially be significant to these funds. Application of the new consolidation guidance has also been deferred if the funds must comply with guidelines similar to those included in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These funds, which include the cash funds managed within Global Wealth & Investment Management (GWIM), will continue to be evaluated for consolidation in accordance with the prior guidance.

On January 1, 2010, the Corporation elected to early adopt, on a prospective basis new FASB accounting guidance stating that troubled debt restructuring (TDR) accounting cannot be applied to individual loans within purchased credit-impaired loan pools. The adoption of this guidance did not have a material impact on the Corporation’s financial condition or results of operations.

On January 1, 2010, the Corporation adopted new FASB accounting guidance that requires disclosure of gross transfers into and out of Level 3 of the fair value hierarchy and adds a requirement to disclose significant transfers between Level 1 and Level 2 of the fair value hierarchy. The new accounting guidance also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs, and valuation techniques. The enhanced disclosures required under this new guidance are included in Note 14 – Fair Value Measurements.

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives should be evaluated for bifurcation and separate accounting. The adoption of this new accounting guidance in the third quarter of 2010 is not expected to have a material impact on the Corporation’s financial position or results of operations.

Significant Accounting Policies

Securities Financing Agreements

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase (securities financing agreements) are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired or sold plus accrued interest, except for certain securities financing agreements that the Corporation accounts for under the fair value option. Changes in the value of securities financing agreements that are accounted for under the fair value option are recorded in other income. For more information on securities financing agreements that the Corporation accounts for under the fair value option, see Note 14 – Fair Value Measurements.

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

At the end of certain quarterly periods during the three years ended December 31, 2009, the Corporation had recorded certain sales of agency mortgage-backed securities (MBS) which, based on a more recent internal review and interpretation, should have been recorded as secured borrowings. These periods and amounts were as follows: March 31, 2009 – $573 million; September 30, 2008 – $10.7 billion; December 31, 2007 – $1.8 billion; and March 31, 2007 – $4.5 billion. As the transferred securities were recorded at fair value in trading account assets, the change would have had no impact on consolidated results of operations. Had the sales been recorded as secured borrowings, trading account assets and federal funds purchased and securities loaned or sold under agreements to repurchase would have increased by the amount of the transactions, however, the increase in all cases was less than 0.7 percent of total assets or total liabilities. Accordingly, the Corporation believes that these transactions did not have a material impact on the Corporation’s Consolidated Balance Sheet.

In repurchase transactions, typically, the termination date for a repurchase agreement is before the maturity date of the underlying security. However, in certain situations, the Corporation may enter into repurchase agreements where the termination date of the repurchase transaction is the same as the maturity date of the underlying security and these transactions are referred to as “repo-to-maturity” (RTM) transactions. The Corporation enters into RTM transactions only for high quality, very liquid securities such as U.S. Treasury securities or securities issued by government-sponsored entities. The Corporation accounts for RTM transactions as sales in accordance with GAAP, and accordingly, de-recognizes the securities from the balance sheet and recognizes a gain or loss in the Consolidated Statement of Income. At March 31, 2010 and December 31, 2009, the Corporation had outstanding RTM transactions of $3.0 billion and $6.5 billion that had been accounted for as sales.

Variable Interest Entities

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. Prior to 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE based on an analysis of projected probability-weighted cash flows. In accordance with the new accounting guidance on consolidation of VIEs and transfers of financial assets (new consolidation guidance) effective January 1, 2010, the Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On a quarterly basis, the Corporation reassesses whether it has a controlling financial interest in and is the primary beneficiary of a VIE. The quarterly reassessment process considers whether the Corporation has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Corporation has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which the Corporation is involved may change as a result of such reassessments.

Retained interests in securitized assets are initially recorded at fair value. Prior to 2010, retained interests were initially recorded at an allocated cost basis in proportion to the relative fair values of the assets sold and interests retained. In addition, the Corporation may invest in debt securities issued by unconsolidated VIEs. Quoted market prices are primarily used to obtain fair values of these debt securities, which are recorded in available-for-sale (AFS) debt securities or trading account assets. Generally, quoted market prices for retained residual interests are not available, therefore, the Corporation estimates fair values based on the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. Retained residual interests in unconsolidated securitization trusts are recorded in trading account assets or other assets with changes in fair value recorded in income. The Corporation may also purchase credit protection from unconsolidated VIEs in the form of credit default swaps or other derivatives, which are carried at fair value with changes in fair value recorded in income.

NOTE 2 – Merger and Restructuring Activity

Merrill Lynch

On January 1, 2009, the Corporation acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion. Under the terms of the merger agreement, Merrill Lynch common shareholders received 0.8595 of a share of Bank of America Corporation common stock in exchange for each share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially identical terms. Merrill Lynch convertible preferred stock remains outstanding and is convertible into Bank of America Corporation common stock at an equivalent exchange ratio.

The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Merrill Lynch acquisition date as summarized in the following table. Goodwill of $5.1 billion was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the Merrill Lynch wealth management and corporate and investment banking businesses with the Corporation’s capabilities in consumer and commercial banking as well as the economies of scale expected from combining the operations of the two companies. No goodwill is deductible for federal income tax purposes. The goodwill was allocated principally to the GWIM and Global Banking & Markets (GBAM) business segments.

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

Merger and Restructuring Charges and Reserves

Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and its recent acquisitions. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. On January 1, 2009, the Corporation adopted new accounting guidance on business combinations, on a prospective basis, that requires that acquisition-related transaction and restructuring costs be charged to expense as incurred. Previously, these expenses were recorded as an adjustment to goodwill.

The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges.

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Severance and employee-related charges	$151	$491
Systems integrations and related charges	310	192
Other	60	82
Total merger and restructuring charges	$521	$765

For the three months ended March 31, 2010, merger and restructuring charges consisted of $408 million related to the Merrill Lynch acquisition and $113 million related to the Countrywide acquisition. For the three months ended March 31, 2009, merger and restructuring charges consisted primarily of $513 million related to the Merrill Lynch acquisition and $193 million related to the Countrywide acquisition.

For the three months ended March 31, 2010, $408 million of merger-related charges for the Merrill Lynch acquisition included $121 million for severance and other employee-related costs, $238 million of system integration costs, and $49 million of other merger-related costs.

The following table presents the changes in exit cost and restructuring reserves for the three months ended March 31, 2010 and 2009. Exit cost reserves were established in purchase accounting resulting in an increase in goodwill. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the total merger and restructuring charges in the table above. Exit costs were not recorded in purchase accounting for the Merrill Lynch acquisition in accordance with new accounting guidance on business combinations which was effective January 1, 2009.

	Exit Cost Reserves		Restructuring Reserves
(Dollars in millions)	2010	2009	2010	2009
Balance, January 1	$112	$523	$403	$86
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	106	382
Countrywide	-	-	30	60
Cash payments	(22)	(192)	(294)	(136)
Balance, March 31	$90	$331	$245	$392
n/a = not applicable

At December 31, 2009, there were $112 million of exit cost reserves related principally to the Countrywide acquisition, including $70 million for severance, relocation and other employee-related costs and $42 million for contract terminations. Cash payments of $22 million during the three months ended March 31, 2010 consisted of $7 million in severance, relocation and other employee-related costs, and $15 million in contract terminations. At March 31, 2010, exit cost reserves of $90 million related principally to Countrywide.

At December 31, 2009, there were $403 million of restructuring reserves related to the Merrill Lynch and Countrywide acquisitions for severance and other employee-related costs. For the three months ended March 31, 2010, $136 million was added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Cash payments of $294 million during the three months ended March 31, 2010 were all related to severance and other employee-related costs. Payments associated with the Countrywide and Merrill Lynch acquisitions will continue into 2011. At March 31, 2010, restructuring reserves of $245 million consisted of $169 million for Merrill Lynch and $76 million for Countrywide.

NOTE 3 – Trading Account Assets and Liabilities

The following table presents the components of trading account assets and liabilities at March 31, 2010 and December 31, 2009.

(Dollars in millions)	March 31 2010	December 31 2009
Trading account assets
U.S. government and agency securities (1)	$56,603	$44,585
Corporate securities, trading loans and other	61,384	57,009
Equity securities	32,014	33,562
Foreign sovereign debt	35,817	28,143
Mortgage trading loans and asset-backed securities	20,200	18,907
Total trading account assets	$206,018	$182,206
Trading account liabilities
U.S. government and agency securities	$30,068	$26,519
Equity securities	20,419	18,407
Foreign sovereign debt	21,619	12,897
Corporate securities and other	10,426	7,609
Total trading account liabilities	$82,532	$65,432

(1)	Includes $28.2 billion and $23.5 billion at March 31, 2010 and December 31, 2009 of government-sponsored enterprise (GSE) obligations.

NOTE 4 – Derivatives

Derivative Balances

Derivatives are held for trading, as economic hedges, or as qualifying accounting hedges. The Corporation enters into derivatives to facilitate client transactions, for proprietary trading purposes and to manage risk exposures. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The following table identifies derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2010 and December 31, 2009. Balances are provided on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	March 31, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total
Interest rate contracts
Swaps	$43,320.7	$1,128.4	$6.2	$1,134.6	$1,107.0	$1.2	$1,108.2
Futures and forwards	12,096.0	5.9	0.1	6.0	6.4	-	6.4
Written options	2,791.0	-	-	-	77.4	-	77.4
Purchased options	2,732.7	78.1	-	78.1	-	-	-
Foreign exchange contracts
Swaps	646.7	21.6	5.8	27.4	26.0	1.7	27.7
Spot, futures and forwards	2,207.9	25.7	-	25.7	27.1	-	27.1
Written options	391.3	-	-	-	10.9	-	10.9
Purchased options	392.4	10.5	-	10.5	-	-	-
Equity contracts
Swaps	72.3	7.6	-	7.6	7.5	-	7.5
Futures and forwards	95.7	3.1	-	3.1	2.3	-	2.3
Written options	430.9	-	-	-	23.3	0.4	23.7
Purchased options	391.4	24.5	-	24.5	-	-	-
Commodity contracts
Swaps	101.4	8.8	0.2	9.0	8.4	-	8.4
Futures and forwards	435.0	10.2	-	10.2	9.4	-	9.4
Written options	65.1	-	-	-	4.8	-	4.8
Purchased options	60.0	4.5	-	4.5	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,525.8	88.1	-	88.1	38.7	-	38.7
Total return swaps/other	25.9	1.3	-	1.3	0.8	-	0.8
Written credit derivatives:
Credit default swaps	2,534.1	37.7	-	37.7	82.4	-	82.4
Total return swaps/other	36.0	1.4	-	1.4	0.6	-	0.6
Gross derivative assets/liabilities		$1,457.4	$12.3	1,469.7	$1,433.0	$3.3	1,436.3
Less: Legally enforceable master netting agreements				(1,334.0)			(1,334.0)
Less: Cash collateral applied				(58.1)			(55.4)
Total derivative assets/liabilities				$77.6			$46.9

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased credit derivatives.

(2)	Excludes $4.1 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2009
		Gross Derivative Assets			Gross Derivative Liabilities

(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total

Interest rate contracts
Swaps	$45,261.5	$1,121.3	$5.6	$1,126.9	$1,105.0	$0.8	$1,105.8
Futures and forwards	11,842.1	7.1	-	7.1	6.1	-	6.1
Written options	2,865.5	-	-	-	84.1	-	84.1
Purchased options	2,626.7	84.1	-	84.1	-	-	-
Foreign exchange contracts
Swaps	661.9	23.7	4.6	28.3	27.3	0.5	27.8
Spot, futures and forwards	1,750.8	24.6	0.3	24.9	25.6	0.1	25.7
Written options	383.6	-	-	-	13.0	-	13.0
Purchased options	355.3	12.7	-	12.7	-	-	-
Equity contracts
Swaps	58.5	2.0	-	2.0	2.0	-	2.0
Futures and forwards	79.0	3.0	-	3.0	2.2	-	2.2
Written options	283.4	-	-	-	25.1	0.4	25.5
Purchased options	273.7	27.3	-	27.3	-	-	-
Commodity contracts
Swaps	65.3	6.9	0.1	7.0	6.8	-	6.8
Futures and forwards	387.8	10.4	-	10.4	9.6	-	9.6
Written options	54.9	-	-	-	7.9	-	7.9
Purchased options	50.9	7.6	-	7.6	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,800.5	105.5	-	105.5	45.2	-	45.2
Total return swaps/other	21.7	1.5	-	1.5	0.4	-	0.4
Written credit derivatives:
Credit default swaps	2,788.8	44.1	-	44.1	98.4	-	98.4
Total return swaps/other	33.1	1.8	-	1.8	1.1	-	1.1

Gross derivative assets/liabilities		$1,483.6	$10.6	1,494.2	$1,459.8	$1.8	1,461.6
Less: Legally enforceable master netting agreements				(1,355.1)			(1,355.1)
Less: Cash collateral applied				(58.4)			(62.8)

Total derivative assets/liabilities				$80.7			$43.7

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased credit derivatives.

(2)	Excludes $4.4 billion of long-term debt designated as a hedge of foreign currency risk.

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

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate contracts are used by the Corporation in the management of its interest rate risk position. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.

Interest rate and market risk can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and euro-dollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 16 – Mortgage Servicing Rights.

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

Derivatives Designated as Accounting Hedges

The Corporation uses various types of interest rate, commodity and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates, exchange rates and commodity prices (fair value hedges). The Corporation also uses these types of contracts and equity derivatives to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts that typically settle in 90 days, cross-currency basis swaps, and by issuing foreign currency-denominated debt.

The following table summarizes certain information related to the Corporation’s derivatives designated as fair value hedges for the three months ended March 31, 2010 and 2009.

	Amounts Recognized in Income for the Three Months Ended
	March 31, 2010			March 31, 2009
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$885	$(1,013)	$(128)	$(765)	$636	$(129)
Interest rate and foreign currency risk on long-term debt (1)	(1,375)	1,251	(124)	(951)	1,009	58
Interest rate risk on available-for-sale securities (2, 3)	(30)	19	(11)	53	(81)	(28)
Commodity price risk on commodity inventory (4)	57	(61)	(4)	56	(58)	(2)
Total	$(463)	$196	$(267)	$(1,607)	$1,506	$(101)

(1)	Amounts are recorded in interest expense on long-term debt.

(2)	Amounts are recorded in interest income on AFS securities.

(3)

Measurement of ineffectiveness in the three months ended March 31, 2010 and 2009 includes $4 million and $28 million of interest costs on short forward contracts. The Corporation considers this as part of the cost of hedging, and it is offset by the fixed coupon receipt on the AFS security that is recognized in interest income on securities.

(4)	Amounts are recorded in trading account profits.

The following table summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2010 and 2009. During the next 12 months, net losses in accumulated OCI of approximately $1.2 billion ($739 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to reduce net interest income related to the respective hedged items.

	Three Months Ended March 31
	2010			2009
(Dollars in millions, amounts pre-tax)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)	Amounts Recognized in OCI on Derivatives	Amounts Reclassified from OCI into Income	Hedge Ineffectiveness and Amount Excluded from Effectiveness Testing (1)
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios (2 ,3 ,4)	$(502)	$(81)	$(13)	$154	$(484)	$4
Commodity price risk on forecasted purchases and sales	32	3	-	48	-	-
Price risk on restricted stock awards (5)	144	11	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	6	-	-	(44)	-	-
Total	$(320)	$(67)	$(13)	$158	$(484)	$4
Net investment hedges
Foreign exchange risk (6)	$978	$-	$(65)	$1,016	$-	$(80)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)

Amounts reclassified from OCI increased interest income on assets by $47 million and reduced interest income on assets by $44 million, and increased interest expense on liabilities by $128 million and $440 million during the three months ended March 31, 2010 and 2009.

(3)	Hedge ineffectiveness of $(1) million and $4 million was recorded in interest income and $(12) million and $0 was recorded in interest expense during the three months ended March 31, 2010 and 2009.

(4)	Amounts reclassified from OCI exclude amounts related to derivative interest accruals which increased interest income by $62 million and $3 million for the three months ended March 31, 2010 and 2009.

(5)	Gains reclassified from OCI are recorded in personnel expense.

(6)

Amounts recognized in OCI on derivatives exclude gains of $262 million and $33 million related to long-term debt designated as a net investment hedge for the three months ended March 31, 2010 and 2009.

n/a = not applicable

The Corporation entered into total return swaps to hedge a portion of cash-settled restricted stock units (RSUs) granted to certain employees in the three months ended March 31, 2010 as part of their 2009 compensation. These cash-settled RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. The Corporation entered into the derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of the restricted stock units. Certain of these derivatives are designated as cash flow hedges of unrecognized non-vested awards with the changes in fair value of the hedge recorded in OCI and reclassified into income in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on restricted stock units, see Note 13 – Pension, Postretirement and Other Employee Plans.

Economic Hedges

Derivatives designated as economic hedges are used by the Corporation to reduce certain risk exposures but are not accounted for as accounting hedges. The following table presents gains (losses) on these derivatives for the three months ended March 31, 2010 and 2009. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Price risk on mortgage banking production income (1, 2)	$1,356	$2,157
Interest rate risk on mortgage banking servicing income (1)	798	150
Credit risk on loans (3)	(56)	75
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	(3,988)	(546)
Other (4)	96	15
Total	$(1,794)	$1,851

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.

(2)

Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held for sale, which are considered derivative instruments, of $1.9 billion and $2.5 billion for the three months ended March 31, 2010 and 2009.

(3)	Gains (losses) on these derivatives and bonds are recorded in other income, trading account profits and net interest income.

(4)	Gains (losses) on these derivatives are recorded in other income, trading account profits and personnel expense.

Sales and Trading Revenue

The Corporation enters into trading derivatives to facilitate client transactions, for proprietary trading purposes, and to manage risk exposures arising from trading assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s GBAM business segment. The related sales and trading revenue generated within GBAM is recorded on various income statement line items including trading account profits and net interest income as well as other revenue categories. However, the vast majority of income related to derivative instruments is recorded in trading account profits. The following table identifies the amounts in the income statement line items attributable to the Corporation’s sales and trading revenue categorized by primary risk for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31

	2010				2009

(Dollars in millions)	Trading Account Profits	Other Revenues (1)	Net Interest Income	Total	Trading Account Profits	Other Revenues (1)	Net Interest Income	Total

Interest rate risk	$1,057	$41	$183	$1,281	$2,963	$15	$334	$3,312
Foreign exchange risk	281	-	-	281	274	1	7	282
Equity risk	874	610	46	1,530	786	622	81	1,489
Credit risk	2,619	129	950	3,698	197	(1,104)	1,507	600
Other risk	224	8	(50)	182	683	(39)	(191)	453

Total sales and trading revenue	$5,055	$788	$1,129	$6,972	$4,903	$(505)	$1,738	$6,136

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.

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

Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at March 31, 2010 and December 31, 2009 are summarized below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

	March 31, 2010
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$353	$5,887	$8,295	$25,256	$39,791
Non-investment grade	1,141	8,056	9,883	23,552	42,632
Total	1,494	13,943	18,178	48,808	82,423
Total return swaps/other:
Investment grade	-	26	33	32	91
Non-investment grade	1	192	38	253	484
Total	1	218	71	285	575
Total credit derivatives	$1,495	$14,161	$18,249	$49,093	$82,998
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$162,417	$453,420	$575,291	$390,296	$1,581,424
Non-investment grade	95,012	296,057	295,898	265,668	952,635
Total	257,429	749,477	871,189	655,964	2,534,059
Total return swaps/other:
Investment grade	4	91	12,563	10,478	23,136
Non-investment grade	403	1,712	923	9,818	12,856
Total	407	1,803	13,486	20,296	35,992
Total credit derivatives	$257,836	$751,280	$884,675	$676,260	$2,570,051
	December 31, 2009
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$454	$5,795	$5,831	$24,586	$36,666
Non-investment grade	1,342	14,012	16,081	30,274	61,709
Total	1,796	19,807	21,912	54,860	98,375
Total return swaps/other:
Investment grade	1	20	5	540	566
Non-investment grade	-	194	3	291	488
Total	1	214	8	831	1,054
Total credit derivatives	$1,797	$20,021	$21,920	$55,691	$99,429
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$147,501	$411,258	$596,103	$335,526	$1,490,388
Non-investment grade	123,907	417,834	399,896	356,735	1,298,372
Total	271,408	829,092	995,999	692,261	2,788,760
Total return swaps/other:
Investment grade	31	60	1,081	8,087	9,259
Non-investment grade	2,035	1,280	2,183	18,352	23,850
Total	2,066	1,340	3,264	26,439	33,109
Total credit derivatives	$273,474	$830,432	$999,263	$718,700	$2,821,869

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

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names at March 31, 2010 was $58.9 billion and $1.8 trillion compared to $79.4 billion and $2.3 trillion at December 31, 2009.

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

Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that enhance the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation, as well as its counterparties with respect to changes in the Corporation’s creditworthiness. At March 31, 2010 and December 31, 2009, the Corporation received cash and securities collateral of $74.1 billion and $74.6 billion, and posted cash and securities collateral of $62.6 billion and $69.1 billion in the normal course of business under derivative agreements.

In connection with certain over-the-counter derivatives contracts and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of Bank of America Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At March 31, 2010 and December 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives and trading agreements was approximately $1.8 billion and $2.1 billion if the long-term credit rating of Bank of America Corporation and its subsidiaries was incrementally downgraded by one level by all ratings agencies. At both March 31, 2010 and December 31, 2009, a second incremental one level downgrade by the ratings agencies would require approximately $1.2 billion in additional collateral.

The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. During the three months ended March 31, 2010 and 2009, credit valuation gains (losses) of $326 million and $70 million ($(69) million and $(41) million, net of hedges) for counterparty credit risk related to derivative assets were recognized in trading account profits. At March 31, 2010 and December 31, 2009, the cumulative counterparty credit risk valuation adjustment that was included in the derivative assets balance was $7.4 billion and $7.6 billion.

In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three months ended March 31, 2010 and 2009, credit valuation gains of $171 million and $1.7 billion were recognized in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At March 31, 2010 and December 31, 2009, the Corporation’s cumulative credit risk valuation adjustment that was included in the derivative liabilities balance was $950 million and $608 million.

NOTE 5 – Securities

The following table presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at March 31, 2010 and December 31, 2009.

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, March 31, 2010
U.S. Treasury and agency securities	$40,664	$291	$(212)	$40,743
Mortgage-backed securities:
Agency	150,356	2,791	(578)	152,569
Agency collateralized mortgage obligations	43,403	320	(250)	43,473
Non-agency residential (1)	35,008	655	(2,685)	32,978
Non-agency commercial	6,971	947	(48)	7,870
Foreign securities	3,826	41	(744)	3,123
Corporate bonds	6,780	162	(85)	6,857
Other taxable securities (2)	19,914	84	(539)	19,459
Total taxable securities	306,922	5,291	(5,141)	307,072
Tax-exempt securities	9,041	74	(167)	8,948
Total available-for-sale debt securities	$315,963	$5,365	$(5,308)	$316,020
Available-for-sale marketable equity securities (3)	$2,937	$3,679	$(42)	$6,574
Available-for-sale debt securities, December 31, 2009
U.S. Treasury and agency securities	$22,648	$414	$(37)	$23,025
Mortgage-backed securities:
Agency	164,677	2,415	(846)	166,246
Agency collateralized mortgage obligations	25,330	464	(13)	25,781
Non-agency residential (1)	37,940	1,191	(4,028)	35,103
Non-agency commercial	6,354	671	(116)	6,909
Foreign securities	4,732	61	(896)	3,897
Corporate bonds	6,136	182	(126)	6,192
Other taxable securities (2)	25,469	260	(478)	25,251
Total taxable securities	293,286	5,658	(6,540)	292,404
Tax-exempt securities	9,340	100	(243)	9,197
Total available-for-sale debt securities	$302,626	$5,758	$(6,783)	$301,601
Available-for-sale marketable equity securities (3)	$6,020	$3,895	$(507)	$9,408

(1)	At both March 31, 2010 and December 31, 2009, includes approximately 85 percent of prime bonds, 10 percent of Alt-A bonds, and five percent of subprime bonds.

(2)	Substantially all asset-backed securities (ABS).

(3)	Recorded in other assets on the Corporation’s Consolidated Balance Sheet.

At March 31, 2010, the accumulated net unrealized gains on AFS debt and marketable equity securities included in accumulated OCI were $36 million and $2.3 billion, net of the related income tax expense of $21 million and $1.3 billion. At March 31, 2010 and December 31, 2009, the Corporation had nonperforming AFS debt securities of $550 million and $467 million.

At March 31, 2010, both the amortized cost and fair value of held-to-maturity (HTM) debt securities were $340 million. At December 31, 2009, the amortized cost and fair value of HTM debt securities were $9.8 billion and $9.7 billion, which included ABS that were issued by the Corporation’s credit card securitization trust and retained by the Corporation with an amortized cost of $6.6 billion and a fair value of $6.4 billion. Additionally, $2.9 billion of HTM debt securities held in consolidated commercial paper conduits were reclassified to AFS as a result of changes in regulatory capital requirements. Also, as a result of the adoption of new consolidation guidance, the Corporation consolidated the credit card securitization trusts on January 1, 2010 and the ABS were eliminated in consolidation and the related consumer credit card loans are included in loans and leases on the Corporation’s Consolidated Balance Sheet.

During the three months ended March 31, 2010 and 2009, the Corporation recorded other-than-temporary impairment losses on AFS debt securities as presented in the table below.

	Three Months Ended March 31, 2010

(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Foreign Securities	Corporate Bonds	Other Taxable Securities	Total

Total other-than-temporary impairment losses (unrealized and realized)	$(720)	$(29)	$(716)	$(22)	$(332)	$(1,819)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	445	23	539	18	193	1,218

Net impairment losses recognized in earnings (2)	$(275)	$(6)	$(177)	$(4)	$(139)	$(601)

	Three Months Ended March 31, 2009

(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Foreign Securities	Corporate Bonds	Other Taxable Securities	Total

Total other-than-temporary impairment losses (unrealized and realized)	$(432)	$-	$(133)	$(17)	$(132)	$(714)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	343	-	-	-	-	343

Net impairment losses recognized in earnings (2)	$(89)	$-	$(133)	$(17)	$(132)	$(371)

(1)

Represents the non-credit component of other-than-temporary impairment losses on AFS debt securities. For the three months ended March 31, 2010, for certain securities, the Corporation recognized credit losses in excess of unrealized losses in OCI. In these instances, a portion of the credit losses recognized in earnings has been offset by an unrealized gain. Balances above exclude $93 million of gross gains recorded in OCI related to these securities for the three months ended March 31, 2010. No gross gains were recorded in OCI related to these securities for the three months ended March 31, 2009.

(2)	Represents the credit component of other-than-temporary impairment losses on AFS debt securities.

The following table presents activity for the three months ended March 31, 2010 and 2009 related to the credit component recognized in earnings on debt securities held by the Corporation for which a portion of the other-than-temporary impairment loss remains in OCI.

	Three Months Ended March 31

(Dollars in millions)	2010	2009

Balance, January 1	$442	$-
Credit component of other-than-temporary impairment not reclassified to OCI in connection with the cumulative effect transition adjustment (1)	-	22
Additions for the credit component on debt securities on which other-than-temporary impairment losses were not previously recognized (2)	131	18
Additions for the credit component on debt securities on which other-than-temporary impairment losses were previously recognized	302	-

Balance, March 31	$875	$40

(1)

At January 1, 2009, the Corporation had securities with $134 million of other-than-temporary impairment previously recognized in earnings of which $22 million represented the credit component and $112 million represented the non-credit component which was reclassified to OCI through a cumulative effect transition adjustment.

(2)

During the three months ended March 31, 2010 and 2009, the Corporation recognized $168 million and $331 million of other-than-temporary impairment losses on debt securities on which no portion of other-than-temporary impairment loss remained in OCI. Other-than-temporary impairment losses related to these securities are excluded from these amounts.

As of March 31, 2010, those debt securities with other-than-temporary impairment for which a portion of the other-than-temporary impairment loss remains in OCI primarily consisted of non-agency residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs). The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model. The Corporation estimates the expected cash flows of the underlying collateral using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on an impaired debt security are discounted using the book yield of each individual impaired debt security.

Based on the expected cash flows derived from the model, the Corporation expects to recover the unrealized losses in accumulated OCI on non-agency RMBS. Significant assumptions used in the valuation of non-agency RMBS were as follows at March 31, 2010.

		Range (1)

	Weighted- average	10th Percentile (2)	90th Percentile (2)

Prepayment speed (3)	10.5%	3.0%	23.0%
Loss severity (4)	43.6	17.4	52.3
Life default rate (5)	46.6	2.7	98.9

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

(3)	Annual constant prepayment speed.

(4)

Loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers (FICO score) and geographic concentration. Weighted-average severity by collateral type was 40 percent for prime bonds, and 45 percent for both Alt-A bonds and subprime bonds.

(5)

Default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 39 percent for prime bonds, 53 percent for Alt-A bonds and 45 percent for subprime bonds.

Additionally, based on the expected cash flows derived from the model, the Corporation expects to recover the unrealized losses in accumulated OCI on CDOs. Certain assumptions used in the valuation of CDOs were an annual constant prepayment speed, loss severities and default rates which take into consideration various collateral characteristics including but not limited to asset type, subordination and vintages. For CDOs these assumptions were a maximum prepayment speed of 26 percent, a maximum default rate of 58 percent and a maximum loss severity of 100 percent. Due to the structure and variability of the underlying collateral for the CDOs, the minimum end of the ranges and a weighted-average for each of these assumptions are not meaningful.

The following table presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at March 31, 2010 and December 31, 2009. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	Less than Twelve Months		Twelve Months or Longer		Total

(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Temporarily-impaired available-for-sale debt securities at March 31, 2010
U.S. Treasury and agency securities	$31,888	$(212)	$-	$-	$31,888	$(212)
Mortgage-backed securities:
Agency	29,886	(552)	685	(26)	30,571	(578)
Agency-collateralized mortgage obligations	28,950	(250)	-	-	28,950	(250)
Non-agency residential	5,623	(322)	9,601	(1,987)	15,224	(2,309)
Non-agency commercial	223	(3)	210	(22)	433	(25)
Foreign securities	33	(3)	1,244	(202)	1,277	(205)
Corporate bonds	1,264	(15)	7,020	(52)	8,284	(67)
Other taxable securities	6,138	(195)	194	(151)	6,332	(346)

Total taxable securities	104,005	(1,552)	18,954	(2,440)	122,959	(3,992)
Tax-exempt securities	1,712	(51)	1,720	(116)	3,432	(167)

Total temporarily-impaired available-for-sale debt securities	105,717	(1,603)	20,674	(2,556)	126,391	(4,159)
Temporarily-impaired available-for-sale marketable equity securities	31	(14)	60	(28)	91	(42)

Total temporarily-impaired available-for-sale securities	105,748	(1,617)	20,734	(2,584)	126,482	(4,201)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	736	(66)	1,682	(310)	2,418	(376)
Non-agency commercial	-	-	59	(23)	59	(23)
Foreign securities	-	-	835	(539)	835	(539)
Corporate bonds	-	-	81	(18)	81	(18)
Other taxable securities	-	-	831	(193)	831	(193)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$106,484	$(1,683)	$24,222	$(3,667)	$130,706	$(5,350)

Temporarily-impaired available-for-sale debt securities at December 31, 2009
U.S. Treasury and agency securities	$4,655	$(37)	$-	$-	$4,655	$(37)
Mortgage-backed securities:
Agency	53,979	(817)	740	(29)	54,719	(846)
Agency-collateralized mortgage obligations	965	(10)	747	(3)	1,712	(13)
Non-agency residential	6,907	(557)	13,613	(3,370)	20,520	(3,927)
Non-agency commercial	1,263	(35)	1,711	(81)	2,974	(116)
Foreign securities	169	(27)	3,355	(869)	3,524	(896)
Corporate bonds	1,157	(71)	294	(55)	1,451	(126)
Other taxable securities	3,779	(70)	932	(408)	4,711	(478)

Total taxable securities	72,874	(1,624)	21,392	(4,815)	94,266	(6,439)
Tax-exempt securities	4,716	(93)	1,989	(150)	6,705	(243)

Total temporarily-impaired available-for-sale debt securities	77,590	(1,717)	23,381	(4,965)	100,971	(6,682)
Temporarily-impaired available-for-sale marketable equity securities	338	(113)	1,554	(394)	1,892	(507)

Total temporarily-impaired available-for-sale securities	77,928	(1,830)	24,935	(5,359)	102,863	(7,189)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	51	(17)	1,076	(84)	1,127	(101)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$77,979	$(1,847)	$26,011	$(5,443)	$103,990	$(7,290)

(1)	Includes other-than-temporarily impaired AFS debt securities in which a portion of the other-than-temporary impairment loss remains in OCI.

The impairment of AFS debt and marketable equity securities is based on a variety of factors including the length of time and extent to which the fair value has been less than cost, the financial condition of the issuer of the security, and the Corporation’s intent and ability to hold the security to recovery.

At March 31, 2010, the amortized cost of approximately 9,000 AFS securities exceeded their fair value by $5.4 billion. The gross unrealized losses include $2.7 billion on non-agency RMBS, $1.3 billion on foreign securities and other taxable securities, which are primarily CDOs, and $828 million on agency RMBS. Combined, these securities represented 89 percent of the $5.4 billion in gross unrealized losses. Of the $5.4 billion, $1.7 billion of gross unrealized losses have existed for less than twelve months and $3.7 billion of gross unrealized losses have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or longer, $2.3 billion related to approximately 400 non-agency RMBS, an additional $1.1 billion related to foreign securities and other taxable securities, and $28 million related to 400 AFS marketable equity securities. Combined, these securities represented 94 percent of the gross unrealized losses that have existed for a period of twelve months or longer. Gross unrealized losses are principally the result of ongoing illiquidity in the markets and lower interest rates.

The Corporation considers the length of time and extent to which the fair value of AFS debt and marketable equity securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. The Corporation also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Corporation has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of amortized cost, the Corporation has concluded that the securities are not impaired on an other-than-temporary basis.

The amortized cost and fair value of the Corporation’s investment in AFS debt securities from the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) where the investment exceeded 10 percent of consolidated shareholders’ equity at March 31, 2010 and December 31, 2009 are presented in the following table.

	March 31, 2010		December 31, 2009

(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Federal National Mortgage Association	$93,536	$94,684	$100,321	$101,096
Government National Mortgage Association	71,763	72,103	60,610	61,121
Federal Home Loan Mortgage Corporation	28,460	29,255	29,076	29,810

Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $141.1 billion and $122.7 billion at March 31, 2010 and December 31, 2009.

The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other debt securities, and the yields on the Corporation’s AFS debt securities portfolio at March 31, 2010 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2010

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total

(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Fair value of available-for-sale debt securities
U.S. Treasury and agency securities	$101	3.5%	$1,728	3.1%	$8,326	4.0%	$30,588	4.6%	$40,743	4.4%
Mortgage-backed securities:
Agency	27	5.3	98,530	4.6	24,172	4.5	29,840	4.4	152,569	4.5
Agency-collateralized mortgage obligations	485	1.3	17,262	2.7	19,602	3.3	6,124	3.3	43,473	3.1
Non-agency residential	593	16.6	11,696	5.7	4,055	5.4	16,634	3.8	32,978	4.9
Non-agency commercial	250	5.2	4,727	6.8	2,379	12.8	514	5.0	7,870	8.4
Foreign securities	38	1.4	2,043	6.0	138	4.4	904	1.4	3,123	4.5
Corporate bonds	347	2.2	4,699	2.9	1,487	4.8	324	2.7	6,857	3.2
Other taxable securities	5,995	2.3	5,156	5.8	513	6.8	7,795	2.7	19,459	3.4

Total taxable securities	7,836	3.4	145,841	4.5	60,672	4.5	92,723	4.1	307,072	4.4
Tax-exempt securities	199	4.3	1,816	4.2	3,805	3.6	3,128	4.1	8,948	3.9

Total available-for-sale debt securities	$8,035	3.4	$147,657	4.5	$64,477	4.4	$95,851	4.1	$316,020	4.3

Amortized cost of available-for-sale debt securities	$8,298		$146,452		$63,539		$97,674		$315,963

(1)	Yields are calculated based on the amortized cost of the securities.

The components of realized gains and losses on sales of debt securities for the three months ended March 31, 2010 and 2009 are presented in the following table.

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Gross gains	$906	$1,537
Gross losses	(172)	(39)
Net gains on sales of debt securities	$734	$1,498

The income tax expense attributable to realized net gains on sales of debt securities was $272 million and $554 million for the three months ended March 31, 2010 and 2009.

Certain Corporate and Strategic Investments

At both March 31, 2010 and December 31, 2009, the Corporation owned approximately 11 percent, or 25.6 billion common shares of China Construction Bank (CCB). During 2009, the Corporation sold its initial investment of 19.1 billion common shares in CCB for a pre-tax gain of $7.3 billion. The remaining investment of 25.6 billion common shares is accounted for at cost, is recorded in other assets and is non-transferable until August 2011. At March 31, 2010 and December 31, 2009, both the cost and the carrying value of the CCB investment were $9.2 billion, and the fair value was $21.0 billion and $22.0 billion. Dividend income on this investment is recorded in equity investment income. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, the Corporation expects to continue to provide advice and assistance to CCB.

At both March 31, 2010 and December 31, 2009, the Corporation owned approximately 188.4 million preferred shares and 56.5 million common shares of Itaú Unibanco Holding S.A. (Itaú Unibanco). The Itaú Unibanco investment is accounted for at fair value and recorded as AFS marketable equity securities in other assets with unrealized gains recorded, net-of-tax, in accumulated OCI. At both March 31, 2010 and December 31, 2009, the cost of this investment was $2.6 billion and the fair value of this investment was $5.4 billion. Dividend income on this investment is recorded in equity investment income.

At both March 31, 2010 and December 31, 2009, the Corporation had a 24.9 percent investment in Grupo Financiero Santander, S.A., the subsidiary of Grupo Santander, S.A. Both the carrying value and fair value of this investment were $2.7 billion at March 31, 2010 compared to $2.5 billion at December 31, 2009. This investment is recorded in other assets and is accounted for under the equity method of accounting with income recorded in equity investment income.

At both March 31, 2010 and December 31, 2009, the Corporation had an approximate 34 percent economic ownership in BlackRock Inc. (BlackRock), a publicly traded investment company. The carrying value of this investment at both March 31, 2010 and December 31, 2009 was $10.0 billion, and the fair value was $14.1 billion and $15.0 billion. This investment is recorded in other assets and is accounted for under the equity method of accounting with income recorded in equity investment income.

On June 26, 2009, the Corporation entered into a joint venture agreement with First Data Corporation (First Data) creating Banc of America Merchant Services, LLC. Under the terms of the agreement, the Corporation contributed its merchant processing business to the joint venture and First Data contributed certain merchant processing contracts and personnel resources. During 2009, the Corporation recorded in other income a pre-tax gain of $3.8 billion related to this transaction. The Corporation owns approximately 46.5 percent of this joint venture, 48.5 percent is owned by First Data, with the remaining stake held by a third party investor. The third party investor has the right to put their interest to the joint venture which would have the effect of increasing the Corporation’s ownership interest to 49 percent. The investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is accounted for under the equity method of accounting with income recorded in equity investment income. The carrying value at both March 31, 2010 and December 31, 2009 was $4.7 billion.

NOTE 6 – Outstanding Loans and Leases

The table below presents outstanding loans and leases at March 31, 2010 and December 31, 2009.

(Dollars in millions)	March 31 2010 (1)	December 31 2009
Consumer
Residential mortgage (2)	$245,007	$242,129
Home equity	149,907	149,126
Discontinued real estate (3)	14,211	14,854
Credit card – domestic	120,783	49,453
Credit card – foreign	28,772	21,656
Direct/Indirect consumer (4)	99,372	97,236
Other consumer (5)	3,022	3,110
Total consumer	661,074	577,564
Commercial
Commercial – domestic (6)	195,862	198,903
Commercial real estate (7)	66,649	69,447
Commercial lease financing	21,465	22,199
Commercial – foreign	26,905	27,079
Total commercial loans	310,881	317,628
Commercial loans measured at fair value (8)	4,087	4,936
Total commercial	314,968	322,564
Total loans and leases	$976,042	$900,128

(1)	March 31, 2010 balances are presented in accordance with new consolidation guidance.

(2)	Includes foreign residential mortgages of $511 million and $552 million at March 31, 2010 and December 31, 2009.

(3)

Includes $12.8 billion and $13.4 billion of pay option loans, and $1.4 billion and $1.5 billion of subprime loans at March 31, 2010 and December 31, 2009. The Corporation no longer originates these products.

(4)

Includes dealer financial services loans of $45.3 billion and $41.6 billion, consumer lending of $17.7 billion and $19.7 billion, domestic securities-based lending margin loans of $13.5 billion and $12.9 billion, student loans of $11.1 billion and $10.8 billion, foreign consumer loans of $7.9 billion and $8.0 billion and other loans of $3.9 billion and $4.2 billion at March 31, 2010 and December 31, 2009.

(5)

Includes consumer finance loans of $2.2 billion and $2.3 billion, other foreign consumer loans of $680 million and $709 million and consumer overdrafts of $173 million and $144 million at March 31, 2010 and December 31, 2009.

(6)	Includes small business commercial – domestic loans, including card related products, of $16.6 billion and $17.5 billion at March 31, 2010 and December 31, 2009.

(7)	Includes domestic commercial real estate loans of $63.9 billion and $66.5 billion and foreign commercial real estate loans of $2.7 billion and $3.0 billion at March 31, 2010 and December 31, 2009.

(8)

Certain commercial loans are accounted for under the fair value option and include commercial – domestic loans of $2.5 billion and $3.0 billion, commercial – foreign loans of $1.5 billion and $1.9 billion and commercial real estate loans of $101 million and $90 million at March 31, 2010 and December 31, 2009. See Note 14 – Fair Value Measurements for additional information on the fair value option.

The Corporation mitigates a portion of its credit risk through synthetic securitizations which are cash collateralized and provided mezzanine risk protection on residential mortgages of $2.4 billion and $2.5 billion at March 31, 2010 and December 31, 2009 which will reimburse the Corporation in the event that losses exceed 10 basis points (bps) of the original pool balance. As of March 31, 2010 and December 31, 2009, $65.5 billion and $70.7 billion of mortgage loans were protected under these agreements. The decrease in these credit protected pools was due to approximately $3.4 billion in principal payments and loan sales of $1.8 billion. At both March 31, 2010 and December 31, 2009, the Corporation had a receivable of $1.0 billion from these synthetic securitizations for reimbursement of losses. In addition, the Corporation has entered into credit protection agreements with FNMA and FHLMC totaling $6.9 billion and $6.6 billion as of March 31, 2010 and December 31, 2009, providing full protection on conforming residential mortgage loans that become severely delinquent.

Nonperforming Loans and Leases

The following table presents the Corporation’s nonperforming loans and leases, including nonperforming troubled debt restructurings (TDRs), at March 31, 2010 and December 31, 2009. This table excludes performing TDRs and loans accounted for under the fair value option. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at the lower of cost or fair value. In addition, purchased credit-impaired loans and past due consumer credit card, consumer non-real estate-secured loans, unsecured consumer loans and business card loans are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table. Real estate-secured, past due consumer loans that are insured by the Federal Housing Administration (FHA), including repurchased loans pursuant to the Corporation’s servicing agreements with GNMA, are not reported as nonperforming as principal repayments are insured by the FHA.

(Dollars in millions)	March 31 2010	December 31 2009
Consumer
Residential mortgage	$17,763	$16,596
Home equity	3,335	3,804
Discontinued real estate	279	249
Direct/Indirect consumer	91	86
Other consumer	89	104
Total consumer	21,557	20,839
Commercial
Commercial – domestic (1)	4,586	5,125
Commercial real estate	7,177	7,286
Commercial lease financing	147	115
Commercial – foreign	150	177
Total commercial	12,060	12,703
Total nonperforming loans and leases (2)	$33,617	$33,542

(1)	Includes small business commercial – domestic loans of $179 million and $200 million at March 31, 2010 and December 31, 2009.

(2)

Balances exclude nonaccruing TDRs in the consumer real estate portfolio that were removed from the purchased credit-impaired loan portfolio of $301 million and $395 million at March 31, 2010 and December 31, 2009.

Included in certain loan categories in the nonperforming table above are TDRs that were classified as nonperforming. At March 31, 2010 and December 31, 2009, the Corporation had $3.0 billion and $2.9 billion of residential mortgages, $1.1 billion and $1.7 billion of home equity, $516 million and $486 million of commercial – domestic loans and $53 million and $43 million of discontinued real estate loans that were TDRs and classified as nonperforming. In addition to these amounts, at March 31, 2010 and December 31, 2009, the Corporation had performing TDRs that were on accrual status of $3.6 billion and $2.3 billion of residential mortgages, $795 million and $639 million of home equity, $102 million and $91 million of commercial – domestic loans and $36 million and $35 million of discontinued real estate.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, commercial performing TDRs and both performing and nonperforming consumer real estate TDRs. Additionally, the Corporation seeks to assist customers that are experiencing financial difficulty through renegotiating credit card, consumer lending and small business loans (the renegotiated portfolio) while ensuring compliance with Federal Financial Institutions Examination Council (FFIEC) guidelines. As defined in applicable accounting guidance, impaired loans exclude smaller balance homogeneous loans that are collectively evaluated for impairment, all commercial leases and those commercial loans accounted for under the fair value option. Purchased credit-impaired loans are reported and discussed separately below.

At March 31, 2010 and December 31, 2009, the Corporation had $12.0 billion and $12.7 billion of commercial impaired loans and $8.6 billion and $7.7 billion of consumer real estate impaired loans. The average recorded investment in commercial and consumer real estate impaired loans for the three months ended March 31, 2010 and 2009 was $20.9 billion and $9.0 billion. At March 31, 2010 and December 31, 2009, the recorded investment in impaired loans requiring an allowance for loan and lease losses was $18.7 billion and $18.6 billion, and the related allowance for loan and lease losses was $2.4 billion and $3.0 billion. For the three months ended March 31, 2010 and 2009, interest income on these impaired loans totaled $111 million and $15 million. At March 31, 2010 and December 31, 2009, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

At March 31, 2010 and December 31, 2009, the Corporation had a renegotiated portfolio of $15.5 billion and $8.1 billion and the related allowance was $8.0 billion at March 31, 2010. Current period amounts include the impact of new consolidation guidance which resulted in the consolidation of credit card securitization trusts. The average recorded investment in the renegotiated portfolio for the three months ended March 31, 2010 and 2009 was $15.6 billion and $5.0 billion. Interest income is accrued on outstanding balances with cash receipts first applied to interest and fees, then to outstanding principal balances. For the three months ended March 31, 2010 and 2009, interest income on the renegotiated portfolio totaled $210 million and $63 million. The renegotiated portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due.

Purchased Credit-impaired Loans

Purchased credit-impaired loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. In connection with the Countrywide acquisition in 2008, the Corporation acquired purchased credit-impaired loans, substantially all of which are residential mortgage, home equity and discontinued real estate loans, with a remaining unpaid principal balance at March 31, 2010 and December 31, 2009 of $46.3 billion and $47.7 billion and a carrying amount of $37.0 billion and $37.5 billion. In connection with the Merrill Lynch acquisition in 2009, the Corporation acquired purchased credit-impaired loans, substantially all of which are commercial and residential mortgage loans. At March 31, 2010, the unpaid principal balance of Merrill Lynch purchased credit-impaired consumer and commercial loans was $2.3 billion and $1.7 billion and the carrying amount of these loans was $2.0 billion and $604 million. At December 31, 2009, the unpaid principal balance of Merrill Lynch purchased credit-impaired consumer and commercial loans was $2.4 billion and $2.0 billion and the carrying amount of these loans was $2.1 billion and $692 million.

As a result of the adoption of new accounting guidance on purchased credit-impaired loans, beginning January 1, 2010, pooled loans that are modified subsequent to acquisition are not removed from the purchased credit-impaired loan pools. Prior to January 1, 2010, pooled loans that were modified subsequent to acquisition were reviewed to compare modified contractual cash flows to the purchased credit-impaired carrying value. If the present value of the modified cash flows was lower than the carrying value, the loan was removed from the purchased credit-impaired loan pool at its carrying value, as well as any related allowance for loan and lease losses, and was classified as a TDR. The carrying value of purchased credit-impaired loan TDRs that were removed from the purchased credit-impaired pool prior to January 1, 2010 totaled $2.2 billion at March 31, 2010 of which $1.9 billion were on accrual status. The carrying value of these modified loans, net of allowance, was approximately 68 percent of the unpaid principal balance.

The following table shows activity for the accretable yield on purchased credit-impaired loans. The increase in expected cash flows during the three months ended March 31, 2010 of $200 million is primarily attributable to slower forecasted prepayments.

(Dollars in millions)
Accretable yield, January 1, 2009	$12,860
Merrill Lynch balance	627
Accretion	(2,859)
Disposals/transfers	(1,482)
Reclassifications to nonaccretable difference	(1,431)
Accretable yield, December 31, 2009	$7,715
Accretion	(500)
Disposals	(47)
Reclassifications from nonaccretable difference	200
Accretable yield, March 31, 2010	$7,368

Loans Held-for-Sale

The Corporation had LHFS of $35.4 billion and $43.9 billion at March 31, 2010 and December 31, 2009. Proceeds from sales, securitizations and paydowns of LHFS were $76.5 billion and $80.4 billion for the three months ended March 31, 2010 and 2009. Proceeds used for originations and purchases of LHFS were $65.1 billion and $83.8 billion for the three months ended March 31, 2010 and 2009.

NOTE 7 – Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31

(Dollars in millions)	2010	2009
Allowance for loan and lease losses, January 1, before effect of adoption of new consolidation guidance	$37,200	$23,071
Allowance related to adoption of new consolidation guidance	10,788	n/a
Allowance for loan and lease losses, January 1	47,988	23,071
Loans and leases charged off	(11,501)	(7,356)
Recoveries of loans and leases previously charged off	704	414
Net charge-offs	(10,797)	(6,942)
Provision for loan and lease losses	9,599	13,352
Other	45	(433)
Allowance for loan and lease losses, March 31	46,835	29,048
Reserve for unfunded lending commitments, January 1	1,487	421
Provision for unfunded lending commitments	206	28
Other	(172)	1,653
Reserve for unfunded lending commitments, March 31	1,521	2,102
Allowance for credit losses, March 31	$48,356	$31,150

n/a = not applicable

During the three months ended March 31, 2010 and 2009, the Corporation recorded $848 million and $853 million in provision for credit losses with a corresponding increase in the valuation reserve included as part of the allowance for loan and lease losses specifically for the purchased credit-impaired portfolio. The amount of the allowance for loan and lease losses associated with the purchased credit-impaired loan portfolio was $5.1 billion and $3.9 billion at March 31, 2010 and December 31, 2009. The increase in the allowance for loan and lease losses was a result of provision for credit losses and the reclassification to the nonaccretable difference of previous write-downs recorded against the allowance.

The “other” amount under the reserve for unfunded lending commitments for the three months ended March 31, 2009 represents the fair value of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded portions.

NOTE 8 – Securitizations and Other Variable Interest Entities

The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The Corporation also administers, structures or invests in other VIEs including multi-seller conduits, municipal bond trusts, CDOs and other entities as described in more detail below.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with the new consolidation guidance effective January 1, 2010, the Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As a result of this change in accounting, the Corporation consolidated certain VIEs and former QSPEs that were unconsolidated prior to January 1, 2010. The net incremental impact of this accounting change on the Corporation’s Consolidated Balance Sheet is set forth in the following table. The net effect of the accounting change on January 1, 2010 shareholders’ equity was a $6.2 billion charge to retained earnings, net-of-tax, primarily from the increase in the allowance for loan and lease losses, as well as a $116 million charge to accumulated OCI, net-of-tax, for the net unrealized losses on AFS debt securities on newly consolidated VIEs.

(Dollars in millions)	Ending Balance Sheet December 31, 2009	Net Increase (Decrease) (1)	Beginning Balance Sheet January 1, 2010
Assets
Cash and cash equivalents	$121,339	$2,807	$124,146
Trading assets	182,206	6,937	189,143
Derivative assets	80,689	556	81,245
Debt securities:
Available-for-sale	301,601	(2,320)	299,281
Held-to-maturity	9,840	(6,572)	3,268
Total debt securities	311,441	(8,892)	302,549
Loans and leases	900,128	102,595	1,002,723
Allowance for loans and leases losses	(37,200)	(10,788)	(47,988)
Loans and leases, net of allowance	862,928	91,807	954,735
Loans held-for-sale	43,874	3,025	46,899
Deferred tax asset	27,279	3,498	30,777
All other assets	593,543	701	594,244
Total assets	$2,223,299	$100,439	$2,323,738

Liabilities
Commercial paper and other short-term borrowings	$69,524	$22,136	$91,660
Long-term debt	438,521	84,356	522,877
All other liabilities	1,483,810	217	1,484,027
Total liabilities	1,991,855	106,709	2,098,564
Shareholders’ equity
Retained earnings	71,233	(6,154)	65,079
Accumulated other comprehensive income (loss)	(5,619)	(116)	(5,735)
All other shareholders’ equity	165,830	-	165,830
Total shareholders’ equity	231,444	(6,270)	225,174
Total liabilities and shareholders’ equity	$2,223,299	$100,439	$2,323,738

(1)	The carrying amount of non-cash assets and liabilities consolidated as a result of the adoption of new consolidation guidance was $97.6 billion and $106.7 billion.

The following tables present the assets and liabilities of consolidated and unconsolidated VIEs if the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE as of March 31, 2010 and December 31, 2009. The tables also present the Corporation’s maximum exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest as of March 31, 2010 and December 31, 2009. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized through write-downs of assets on the Corporation’s Consolidated Balance Sheet.

The Corporation invests in asset-backed securities issued by third party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Trading Account Assets and Liabilities and Note 5 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities, as described in Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio as described in Note 6 – Outstanding Loans and Leases. The

Corporation has also provided support to certain cash funds managed within GWIM. These VIEs, which are not consolidated by the Corporation, are not included in the tables below. For additional information on these transactions, see Note 3 – Trading Account Assets and Liabilities, Note 5 – Securities, Note 6 – Outstanding Loans and Leases, Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Except as described below and in Note 11 – Commitments and Contingencies, as of March 31, 2010, the Corporation has not provided financial support to consolidated or unconsolidated VIEs that it was not previously contractually required to provide, nor does it intend to do so.

First-Lien Mortgage-related Securitizations

As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originated or purchased from third parties in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages originated or purchased from other entities. The Corporation also typically has continuing involvement with the securitized loans as servicer of the loans. Further, the Corporation may retain beneficial interests in the securitization vehicles including senior and subordinate securities and the equity tranche. Except as described below, the Corporation does not provide guarantees or recourse to the securitization vehicles other than standard representations and warranties.

The following table summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2010 and 2009.

	Residential Mortgage

			Non-Agency						Commercial Mortgage

	Agency		Prime		Subprime		Alt-A

	Three Months Ended March 31

(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Cash proceeds from new securitizations (1)	$69,909	$74,858	$-	$-	$-	$-	$-	$-	$1,021	$3,557
Gain (loss) on securitizations (2, 3)	(49)	-	-	-	-	-	-	-	20	29
Cash flows received on residual interests	-	-	6	6	20	16	1	2	5	6
Initial fair value of assets acquired (4)	25,148	n/a	-	n/a	-	n/a	9	n/a	-	n/a

(1)

The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)	Net of hedges

(3)

Substantially all of the residential mortgages securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three months ended March 31, 2010 and 2009, the Corporation recognized $1.3 billion and $954 million of gains on these LHFS which were substantially offset by hedges.

(4)

All of the securities and other retained interests acquired from securitizations are initially classified as Level 2 assets within the fair value hierarchy. During the three months ended March 31, 2010, there were no changes to the initial classification within the fair value hierarchy.

n/a	= not applicable

The Corporation recognizes consumer MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.6 billion and $1.5 billion during the three months ended March 31, 2010 and 2009. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $20.6 billion and $19.3 billion at March 31, 2010 and December 31, 2009. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $4 million and $11 million during the three months ended March 31, 2010 and 2009. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $109 million at both March 31, 2010 and December 31, 2009. For more information on MSRs, see Note 16 – Mortgage Servicing Rights.

The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation holds a variable interest as of March 31, 2010 and December 31, 2009.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage

(Dollars in millions)	March 31 2010	December 31 2009	March 31 2010	December 31 2009	March 31 2010	December 31 2009	March 31 2010	December 31 2009	March 31 2010	December 31 2009
Maximum loss exposure (1)	$50,928	$16,081	$3,565	$4,068	$309	$224	$791	$996	$1,941	$1,877
Unconsolidated VIEs
Senior securities held (2)
Trading account assets	$9,248	$2,295	$169	$201	$3	$12	$426	$431	$1	$469
AFS debt securities	41,680	13,786	3,356	3,845	216	188	346	561	1,346	1,215
Subordinate securities held (2)
Trading account assets	-	-	21	-	16	-	13	-	542	122
AFS debt securities	-	-	12	13	63	22	2	4	5	23
Residual interests held	-	-	7	9	11	2	4	-	47	48
Total retained positions	$50,928	$16,081	$3,565	$4,068	$309	$224	$791	$996	$1,941	$1,877
Principal balance outstanding (3)	$1,274,074	$1,255,650	$75,779	$81,012	$74,882	$83,065	$142,947	$147,072	$101,132	$65,397
Maximum loss exposure (1)	$900	$-	$53	$472	$1,442	$1,261	$-	$-	$-	$-

Consolidated VIEs
Loans and leases	$900	$-	$-	$-	$413	$450	$-	$-	$-	$-
Loans held-for-sale	-	-	106	436	2,942	2,030	-	-	1,170	-
Other assets	-	-	59	86	278	271	-	-	-	-
Total assets	$900	$-	$165	$522	$3,633	$2,751	$-	$-	$1,170	$-
Long-term debt	$-	$-	$-	$48	$1,482	$1,737	$-	$-	$1,170	$-
Other liabilities	-	-	112	3	709	3	-	-	-	-
Total liabilities	$-	$-	$112	$51	$2,191	$1,740	$-	$-	$1,170	$-

(1)	Maximum loss exposure excludes liability for representations and warranties and corporate guarantees.

(2)

As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2010 and 2009, there were no significant other-than-temporary impairment losses recorded on those securities classified as AFS debt securities.

(3)

Principal balance outstanding includes loans the Corporation transferred and has continuing involvement with, which may include servicing the loans. However, these amounts do not merely represent loans transferred by the Corporation where servicing is retained.

In accordance with the new consolidation guidance, on January 1, 2010, the Corporation consolidated $2.5 billion of commercial mortgage securitization trusts in which it has a controlling financial interest. When the Corporation is the servicer of the loans in a non-agency trust and also holds a financial interest that could potentially be significant to the trust, the Corporation is the primary beneficiary of and consolidates the trust. If the Corporation is not the servicer of a trust or does not hold a financial interest that could be significant to the trust, the Corporation does not have a controlling financial interest and does not consolidate the trust. The Corporation does not have a controlling financial interest in and therefore does not consolidate agency trusts unless the Corporation holds substantially all of the issued securities and has the unilateral right to liquidate the trust. Prior to 2010, substantially all of the securitization trusts met the definition of a QSPE and, as such, were not subject to consolidation.

The Corporation sells mortgage loans and, in the past, sold home equity loans with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, including conformity with applicable underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Based upon these representations and warranties, the Corporation may be required to repurchase the mortgage loans with identified defects, indemnify or provide other recourse to the investor or insurer. In such cases, the Corporation bears any subsequent credit loss on the mortgage loans. These representations and warranties are generally not subject to stated limits and extend over the life of the loan; however, most of the historical repurchase activity has involved loans which defaulted within the first few years after the origination. Importantly, the contractual liability arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or pursuant to such other standards established by the terms of the related sale agreement. The Corporation attempts to limit the risk of incurring these losses by structuring operations to ensure consistent production of quality mortgages and servicing those mortgages at levels that meet secondary mortgage market standards. In addition, certain securitizations include guarantees that are contracts written to protect purchasers of the loans from credit losses up to a specified amount. The probable losses to be absorbed under the guarantees are recorded when the Corporation sells the loans with guarantees and updated as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include estimated defaults, historical loss experience and probability that a loan will be required to be repurchased.

In accordance with applicable accounting guidance on contingencies, a liability has been established for representations and warranties when those obligations are both probable and reasonably estimable. The Corporation has experienced increasing repurchase and similar requests from, and disputes with, buyers and insurers including monoline financial guarantors. The Corporation has and will continue to contest such demands that it does not believe are valid. The liability for representations and warranties, and corporate guarantees, which has been established primarily for the third party buyers, and for FNMA and FHLMC, is included in accrued expenses and other liabilities and the related expense is included in mortgage banking income. At March 31, 2010 and December 31, 2009, the liability was $3.3 billion and $3.5 billion. For the three months ended March 31, 2010 and 2009, the representations and warranties expense was $526 million and $434 million, loans repurchased from investors and securitization trusts (including those in which the monoline financial guarantors insured some or all of the related bonds) amounted to $654 million and $359 million, and the amount paid to satisfy claims (including those in which the monoline financial guarantors insured some or all of the related bonds) was $297 million and $63 million.

The Corporation has repurchased loans or has provided a liability for representations and warranties for monoline financial guarantors’ repurchase requests where, in its view, valid identified defects exist. A liability has also been established for monoline financial guarantors’ repurchase requests that are in process of review based on historical repurchase experience with each monoline financial guarantor to the extent such experience is believed to provide a reliable basis on which to estimate incurred losses from future repurchase activity. At March 31, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from monoline financial guarantors was approximately $3.0 billion, including $2.1 billion that have been reviewed by the Corporation where, in its view, a valid defect has not been identified which would constitute an actionable breach of its representations and warranties and $900 million that are in the process of review. In view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect was not identified and other unasserted requests to repurchase loans from the securitization trusts in which monoline financial guarantors have insured all or some of the related bonds, the Corporation cannot reasonably estimate what the eventual outcome will be, what the timing of the ultimate resolution of these matters will be, or what if any the eventual loss related to each pending matter may be. As a result, a liability has not been established related to repurchase requests where a valid defect has not been identified and other unasserted requests to repurchase loans from the securitization trusts in which the monoline financial guarantors have insured all or some of the related bonds. The exposure to loss on these requests will be determined by the number and amount of loans ultimately repurchased offset by the applicable underlying collateral value in the real estate securing these loans. In the unlikely event that the Corporation would be required to repurchase the entire amount of loans where a valid defect was not identified, assuming the underlying collateral has no value, the maximum amount of potential loss would be no greater than the unpaid principal balance of the loans.

Credit Card Securitizations

The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trusts includes servicing the receivables, retaining an undivided interest (the “seller’s interest”) in the receivables, and holding certain retained interests including senior and subordinate securities, discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The securitization trusts’ legal documents require the Corporation to maintain a minimum seller’s interest of four to five percent, and at March 31, 2010, the Corporation was in compliance with this requirement. The seller’s interest in the trusts represents the Corporation’s undivided interest in the receivables transferred to the trust and is pari passu to the investors’ interest. At December 31, 2009, prior to the consolidation of the trusts, the Corporation had $10.8 billion of seller’s interest which was carried at historical cost and classified in loans.

In accordance with the new consolidation guidance, the Corporation consolidated all credit card securitization trusts as of January 1, 2010. In its role as administrator and servicer, the Corporation has the power to manage defaulted receivables, add and remove accounts within certain defined parameters, and manage the trusts’ liabilities. Through its retained residual and other interests, the Corporation has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts. Accordingly, the Corporation is the primary beneficiary of the trusts and therefore the trusts are subject to consolidation. Prior to 2010, the trusts met the definition of a QSPE and were not subject to consolidation.

The following table summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
(Dollars in millions)	Consolidated VIEs	Retained Interests in Unconsolidated VIEs
Maximum loss exposure (1)	$26,667	$32,167

On-balance sheet assets
Trading account assets	$-	$80
Available-for-sale debt securities (2)	-	8,501
Held-to-maturity securities (2)	-	6,573
Loans (3)	99,313	10,798
Allowance for loan and lease losses	(10,588)	(1,268)
Derivative assets	2,624	-
All other assets, including other subordinate or residual interests held at December 31, 2009 (4)	4,081	5,195
Total	$95,430	$29,879
On-balance sheet liabilities
Long-term debt	$68,441	n/a
All other liabilities	322	n/a
Total	$68,763	n/a
Trust loans (5)	$99,313	$103,309

(1)

At December 31, 2009, maximum loss exposure represents the total retained interests held by the Corporation and also includes $2.3 billion related to a liquidity support commitment the Corporation provided to the U.S. Credit Card Securitization Trust’s commercial paper program.

(2)

As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the year ended December 31, 2009, there were no other-than-temporary impairment losses recorded on those securities classified as AFS or HTM debt securities.

(3)	At December 31, 2009, amount represents seller’s interest which was classified as loans on the Corporation’s Consolidated Balance Sheet.

(4)

Other subordinate and residual interests include discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, cash reserve accounts and interest-only strips which are carried at fair value or amounts that approximate fair value.

(5)

At December 31, 2009, Trust loans represent the principal balance of credit card receivables that have been legally isolated from the Corporation including those loans represented by the seller’s interest that were held on the Corporation’s Consolidated Balance Sheet. At March 31, 2010, Trust loans include accrued interest receivables of $1.4 billion. Prior to consolidation, subordinate accrued interest receivables were included in all other assets. These credit card receivables are legally assets of the Trust and not of the Corporation.

    n/a = not applicable

There were no new debt securities issued to external investors from the credit card securitization trusts for the three months ended March 31, 2010 and 2009. Collections reinvested in revolving period securitizations were $35.6 billion and cash flows received on residual interests were $1.4 billion for the three months ended March 31, 2009.

At December 31, 2009, there were no recognized servicing assets or liabilities associated with any of the credit card securitization transactions. The Corporation recorded $504 million in servicing fees related to credit card securitizations for the three months ended March 31, 2009.

During the three months ended March 31, 2010, subordinate securities of $8.1 billion with a stated interest rate of zero percent were issued by the U.S. Credit Card Securitization Trusts to the Corporation. In addition, the Corporation extended its election of designating a specified percentage of new receivables transferred to the Trusts as “discount receivables” through September 30, 2010. As the U.S. Credit Card Securitization Trusts were consolidated in accordance with new consolidation guidance effective January 1, 2010, the additional subordinate securities issued and the extension of the discount receivables election had no impact on the Corporation’s 2010 consolidated results. For additional information on these transactions, see Note 8 – Securitizations to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

During the three months ended March 31, 2010, similar actions were also taken with the U.K. Credit Card Securitization Trusts. Additional subordinate securities of $1.5 billion with a stated interest rate of zero percent were issued by the U.K. Credit Card Securitization Trusts to the Corporation and the Corporation specified that from February 22, 2010 through October 31, 2010, a percentage of new receivables transferred to the Trusts will be deemed discount receivables. Both actions were taken in an effort to address the decline in the excess spread of the U.K. Credit Card Securitization Trusts. As the U.K. Credit Card Securitization Trusts were consolidated in accordance with new consolidation guidance effective January 1,

2010, the additional subordinate securities issued and the designation of discount receivables had no impact on the Corporation’s results for the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Corporation terminated the U. S. Credit Card Securitization Trusts commercial paper program and all outstanding notes were paid in full. As of March 31, 2010, there was no commercial paper outstanding and the associated liquidity support agreement between the Corporation and the U. S. Credit Card Securitization Trust has been terminated. For additional information on the Corporation’s U.S. Credit Card Securitization Trust’s commercial paper program, see Note 8 – Securitizations to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Home Equity Securitizations

The Corporation maintains interests in home equity securitization trusts to which the Corporation transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. The Corporation also services the loans in the trusts. There were no securitizations of home equity loans during the three months ended March 31, 2010 and 2009. Collections reinvested in revolving period securitizations were $7 million and $73 million and cash flows received on residual interests were $3 million and $11 million for the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, $23 million and $27 million of loans were repurchased from home equity securitization trusts based upon representations and warranties and corporate guarantees and $40 million and $15 million were paid to indemnify the investors or insurers. Repurchases of loans from the trust for home equity loans are typically a result of representations and warranties, modifications or the exercise of an optional clean-up call. For further information regarding representations and warranties, and corporate guarantees, see First-Lien Mortgage-related Securitizations beginning on page 32.

In accordance with the new consolidation guidance, the Corporation consolidated home equity loan securitization trusts of $4.5 billion, which hold loans with principal balance outstandings of $5.1 billion net of an allowance of $573 million, in which it had a controlling financial interest on January 1, 2010. As the servicer of the trusts, the Corporation has the power to manage the loans held in the trusts. In addition, the Corporation may have a financial interest that could potentially be significant to the trusts through its retained interests in senior or subordinate securities or the trusts’ residual interest, through providing a guarantee to the trusts, or through providing subordinate funding to the trusts during a rapid amortization event. In these cases, the Corporation is the primary beneficiary of and consolidates these trusts. If the Corporation is not the servicer or does not hold a financial interest that could potentially be significant to the trust, the Corporation does not have a controlling financial interest and does not consolidate the trust. Prior to 2010, the trusts met the definition of a QSPE and, as such, were not subject to consolidation.

The following table summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
(Dollars in millions)	Consolidated VIEs	Retained Interests in Unconsolidated VIEs	Total	Retained Interests in Unconsolidated VIEs
Maximum loss exposure (1)	$4,078	$9,842	$13,920	$13,947

On-balance sheet assets
Trading account assets (2, 3)	$-	$463	$463	$16
Available-for-sale debt securities (3, 4)	-	17	17	147
Loans and leases	4,527	-	4,527	-
Allowance for loan and lease losses	(449)	-	(449)	-
Total	$4,078	$480	$4,558	$163

On-balance sheet liabilities
Long-term debt	$4,596	$-	$4,596	$-
All other liabilities	16	-	16	-
Total	$4,612	$-	$4,612	$-
Principal balance outstanding	$4,527	$26,654	$31,181	$31,869

(1)	For unconsolidated VIEs, the maximum loss exposure represents outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves.

(2)

At March 31, 2010 and December 31, 2009, $173 million and $15 million of the debt securities classified as trading account assets were senior securities and $290 million and $1 million were subordinate securities.

(3)

As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2010 and year ended December 31, 2009, there were no other-than-temporary impairment losses recorded on those securities classified as AFS debt securities.

(4)

At March 31, 2010 and December 31, 2009, $1 million and $47 million represents subordinate debt securities held and $16 million and $100 million are residual interests classified as AFS debt securities.

Under the terms of the Corporation’s home equity loan securitizations, advances are made to borrowers when they draw on their lines of credit and the Corporation is reimbursed for those advances from the cash flows in the securitization. During the revolving period of the securitization, this reimbursement normally occurs within a short period after the advance. However, when the securitization transaction has begun a rapid amortization period, reimbursement of the Corporation’s advance occurs only after other parties in the securitization have received all of the cash flows to which they are entitled. This has the effect of extending the time period for which the Corporation’s advances are outstanding. In particular, if loan losses requiring draws on monoline insurers’ policies, which protect the bondholders in the securitization, exceed a specified threshold or duration, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment.

The Corporation evaluates all of its home equity loan securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At March 31, 2010 and December 31, 2009, home equity loan securitization transactions in rapid amortization, including both consolidated and unconsolidated trusts, had $14.1 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. At March 31, 2010, an additional $526 million of trust certificates outstanding pertain to home equity loan securitization transactions that are expected to enter rapid amortization during the next 24 months. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the performance of the loans, the amount of subsequent draws and the timing of related cash flows. At March 31, 2010 and December 31, 2009, the reserve for losses on expected future draw obligations on the home equity loan securitizations in or expected to be in rapid amortization was $156 million and $178 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $26 million and $35 million of servicing fee income related to home equity securitizations during the three months ended March 31, 2010 and 2009. For more information on MSRs, see Note 16 – Mortgage Servicing Rights.

Multi-seller Conduits

The Corporation administers four multi-seller conduits which provide a low-cost funding alternative to its customers by facilitating their access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue short-term commercial paper that is rated high-grade and is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and standby letters of credit (SBLCs) or similar loss protection commitments to the conduits for the benefit of third party investors. The Corporation also receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. The Corporation’s liquidity commitments, which had an aggregate notional amount outstanding of $24.3 billion and $34.5 billion at March 31, 2010 and December 31, 2009, are collateralized by various classes of assets and incorporate features such as overcollateralization and cash reserves that are designed to provide credit support to the conduits at a level equivalent to investment grade as determined in accordance with internal risk rating guidelines. Third parties participate in a small number of the liquidity facilities on a pari passu basis with the Corporation.

The following table summarizes select information related to multi-seller conduits in which the Corporation holds a variable interest as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
(Dollars in millions)	Consolidated	Consolidated	Unconsolidated	Total
Maximum loss exposure	$24,326	$9,388	$25,135	$34,523

On-balance sheet assets
Available-for-sale debt securities	$9,188	$3,492	$-	$3,492
Held-to-maturity debt securities	-	2,899	-	2,899
Loans and leases	4,899	318	318	636
Allowance for loan and lease losses	(3)	-	-	-
All other assets	488	4	60	64
Total	$14,572	$6,713	$378	$7,091

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$14,490	$6,748	$-	$6,748
Total	$14,490	$6,748	$-	$6,748
Total assets of VIEs	$14,572	$6,713	$13,893	$20,606

In accordance with the new consolidation guidance, the Corporation consolidated all previously unconsolidated multi-seller conduits as of January 1, 2010. In its role as administrator, the Corporation has the power to determine which assets will be held in the conduits and it has an obligation to monitor these assets for compliance with agreed-upon lending terms. In addition, the Corporation manages the issuance of commercial paper. Through the liquidity facilities and loss protection commitments with the conduits, the Corporation has an obligation to absorb losses that could potentially be significant to the VIE. Accordingly, the Corporation is the primary beneficiary of and therefore consolidates the conduits.

Prior to 2010, the Corporation determined whether it must consolidate a multi-seller conduit based on an analysis of projected cash flows using Monte Carlo simulations. The Corporation did not consolidate three of the four conduits as it did not expect to absorb a majority of the variability created by the credit risk of the assets held in the conduits. On a combined basis, these three conduits had issued approximately $147 million of capital notes and equity interests to third parties, $142 million of which were outstanding at December 31, 2009, which absorbed credit risk on a first loss basis. All of these capital notes and equity interests were redeemed during the three months ended March 31, 2010. The Corporation consolidated the fourth conduit which had not issued capital notes to third parties.

The assets of the conduits typically carry a risk rating of AAA to BBB based on the Corporation’s current internal risk rating equivalent which reflects structural enhancements of the assets including third party insurance. Approximately 89 percent of commitments in the conduits are supported by senior exposures. At March 31, 2010, the assets of the consolidated conduits and the conduits’ unfunded liquidity commitments were mainly collateralized by $4.2 billion in trade receivables (17 percent), $4.2 billion in auto loans (17 percent), $2.8 billion in student loans (11 percent), $1.8 billion in credit card loans (eight percent) and $1.5 billion in equipment loans (six percent). In addition, $3.1 billion (13 percent) of the conduits’ assets and unfunded commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Approximately 74 percent of this exposure is insured. In addition,

$5.2 billion (22 percent) of the conduits’ assets and unfunded commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls.

One of the previously unconsolidated conduits held CDO investments with aggregate funded amounts and unfunded commitments totaling $543 million at December 31, 2009. The conduit had transferred the investments to a subsidiary of the Corporation in accordance with existing contractual requirements, and the transfers were initially accounted for as financing transactions. After the capital notes issued by the conduit were redeemed in 2010, the conduit no longer had any continuing exposure to credit losses of the investments and the transfers were recharacterized by the conduit as sales to the subsidiary of the Corporation. At March 31, 2010, these CDO exposures were recorded on the Corporation’s Consolidated Balance Sheet in trading account assets and derivative liabilities and are included in the Corporation’s disclosure of variable interests in CDO vehicles below.

Assets of the Corporation are not available to pay creditors of the conduits except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the conduits are not available to pay creditors of the Corporation. At March 31, 2010 and December 31, 2009, the Corporation did not hold any commercial paper issued by the conduits other than incidentally and in its role as a commercial paper dealer.

The Corporation’s liquidity, SBLCs and similar loss protection commitments obligate it to purchase assets from the conduits at the conduits’ cost. If a conduit is unable to re-issue commercial paper due to illiquidity in the commercial paper markets or deterioration in the asset portfolio, the Corporation is obligated to provide funding subject to the following limitations. The Corporation’s obligation to purchase assets under the SBLCs and similar loss protection commitments is subject to a maximum commitment amount which is typically set at eight to 10 percent of total outstanding commercial paper. The Corporation’s obligation to purchase assets under the liquidity agreements, which comprise the remainder of its exposure, is generally limited to the amount of non-defaulted assets. Although the SBLCs are unconditional, the Corporation is not obligated to fund under other liquidity or loss protection commitments if the conduit is the subject of a voluntary or involuntary bankruptcy proceeding. The Corporation has not provided support to the conduits that was not contractually required nor does it intend to provide support in the future that is not contractually required.

Municipal Bond Trusts

The Corporation administers municipal bond trusts that hold highly rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monoline financial guarantors. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. The Corporation is not obligated to purchase the certificates under the standby liquidity facilities if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer. In addition to standby liquidity facilities, the Corporation also provides default protection or credit enhancement to investors in securities issued by certain municipal bond trusts. Interest and principal payments on floating-rate certificates issued by these trusts are secured by an unconditional guarantee issued by the Corporation. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the Corporation will make any required payments to the holders of the floating-rate certificates. The Corporation or a customer of the Corporation may hold the residual interest in the trust. If a customer holds the residual interest, that customer typically has the unilateral ability to liquidate the trust at any time, while the Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within the trust when a customer holds the residual interest. The weighted-average remaining life of bonds held in the trusts at March 31, 2010 was 13.4 years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2010.

The following table summarizes select information related to municipal bond trusts in which the Corporation holds a variable interest at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$4,684	$4,212	$8,896	$241	$10,143	$10,384

On-balance sheet assets
Trading account assets	$4,684	$178	$4,862	$241	$191	$432
Derivative assets	-	-	-	-	167	167
Total	$4,684	$178	$4,862	$241	$358	$599

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$4,931	$-	$4,931	$-	$-	$-
All other liabilities	-	-	-	2	287	289
Total	$4,931	$-	$4,931	$2	$287	$289
Total assets of VIEs	$4,684	$6,073	$10,757	$241	$12,247	$12,488

In accordance with the new consolidation guidance, on January 1, 2010, the Corporation consolidated $5.1 billion of municipal bond trusts in which it has a controlling financial interest. As transferor of assets into a trust, the Corporation has the power to determine which assets will be held in the trust and to structure the liquidity facilities, default protection and credit enhancement, if applicable. In some instances, the Corporation retains a residual interest in such trusts and has loss exposure that could potentially be significant to the trust through the residual interest, liquidity facilities and other arrangements. The Corporation is also the remarketing agent through which it has the power to direct the activities that most significantly impact economic performance. Accordingly, the Corporation is the primary beneficiary and consolidates these trusts. In other instances, one or more third party investors hold the residual interest and through that interest have the right to liquidate the trust. The Corporation does not consolidate these trusts.

Prior to 2010, some of the municipal bond trusts were QSPEs and, as such, were not subject to consolidation by the Corporation. The Corporation consolidated those trusts that were not QSPEs if it held the residual interests or otherwise expected to absorb a majority of the variability created by changes in fair value of assets in the trusts and changes in market rates of interest. The Corporation did not consolidate a trust if the customer held the residual interest and the Corporation was protected from loss in connection with its liquidity obligations.

During the three months ended March 31, 2010, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $413 million as compared to none during the same period in 2009. At March 31, 2010 and December 31, 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $1.6 billion and $6.9 billion.

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts totaled $4.2 billion and $9.8 billion at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, the Corporation held $178 million and $155 million of floating-rate certificates issued by unconsolidated municipal bond trusts in trading account assets. At December 31, 2009, the Corporation also held residual interests of $203 million.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed-income securities. Collateralized loan obligations (CLOs) are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs, and may be a derivative counterparty to the CDOs, including a credit default swap counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation will absorb the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.

The following table summarizes select information related to CDO vehicles in which the Corporation holds a variable interest as of March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure (1)	$3,709	$5,096	$8,805	$3,863	$6,987	$10,850

On-balance sheet assets
Trading account assets	$2,877	$1,348	$4,225	$2,785	$1,253	$4,038
Derivative assets	237	1,234	1,471	-	2,085	2,085
Available-for-sale debt securities	1,089	218	1,307	1,414	368	1,782
All other assets	15	147	162	-	166	166
Total	$4,218	$2,947	$7,165	$4,199	$3,872	$8,071

On-balance sheet liabilities
Derivative liabilities	$-	$117	$117	$-	$781	$781
Long-term debt	3,183	-	3,183	2,753	-	2,753
Total	$3,183	$117	$3,300	2,753	$781	$3,534
Total assets of VIEs	$4,218	$47,626	$51,844	$4,199	$56,590	$60,789

(1)	Maximum loss exposure has not been reduced to reflect the benefit of purchased insurance.

The Corporation’s maximum loss exposure of $8.8 billion includes $2.5 billion of super senior CDO exposure, $2.5 billion of exposure to CDO financing facilities, and $3.8 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from purchased insurance. Net of purchased insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $1.5 billion at March 31, 2010. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at March 31, 2010 totaled $2.6 billion, all of which has recourse to the general credit of the Corporation.

In accordance with the new consolidation guidance, the Corporation consolidated $220 million of CDOs on January 1, 2010. The Corporation does not routinely serve as collateral manager for CDOs and, therefore, does not typically have the power to direct the activities that most significantly impact the economic performance of a CDO. However, following an event of default, if the Corporation is a majority holder of senior securities issued by a CDO and acquires the power to manage the assets of the CDO, the Corporation consolidates the CDO. Generally, the creditors of the consolidated CDOs have no recourse to the general credit of the Corporation. Prior to 2010, the Corporation evaluated whether it must consolidate a CDO based principally on a determination as to which party was expected to absorb a majority of the credit risk created by the assets of the CDO.

At March 31, 2010, the Corporation had $3.1 billion notional amount of super senior liquidity exposure to CDO vehicles. This amount includes $1.8 billion notional amount of liquidity support provided to certain synthetic CDOs, including $289 million to a consolidated CDO, in the form of unfunded lending commitments related to super senior securities. The lending commitments obligate the Corporation to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. The Corporation also had $1.3 billion notional amount of liquidity exposure to non-SPE third parties that hold super senior cash positions on the Corporation’s behalf.

Liquidity-related commitments also include $1.4 billion notional amount of derivative contracts with unconsolidated SPEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. These derivatives are typically in the form of total return swaps which obligate the Corporation to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. These derivatives are included in the $1.5 billion notional amount of derivative contracts through which the Corporation obtains funding from third party SPEs, discussed in Note 11 – Commitments and Contingencies.

The Corporation’s $4.5 billion of aggregate liquidity exposure to CDOs at March 31, 2010 is included in the above table to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets. The Corporation has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing net exposure to future loss.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

The following table summarizes select information related to customer vehicles in which the Corporation holds a variable interest at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$4,769	$3,612	$8,381	$277	$10,229	$10,506

On-balance sheet assets
Trading account assets	$2,377	$262	$2,639	$183	$1,334	$1,517
Derivative assets	-	959	959	78	4,815	4,893
Loans and leases	-	-	-	-	65	65
Loans held-for-sale	960	-	960	-	-	-
All other assets	2,378	16	2,394	16	-	16
Total	$5,715	$1,237	$6,952	$277	$6,214	$6,491

On-balance sheet liabilities
Derivative liabilities	$-	$134	$134	$-	$267	$267
Commercial paper and other short-term borrowings	25	-	25	22	-	22
Long-term debt	2,615	-	2,615	50	74	124
All other liabilities	-	204	204	-	1,357	1,357
Total	$2,640	$338	$2,978	$72	$1,698	$1,770
Total assets of VIEs	$5,715	$6,077	$11,792	$277	$16,487	$16,764

In accordance with the new consolidation guidance, on January 1, 2010, the Corporation consolidated $5.9 billion of customer vehicles in which it has a controlling financial interest.

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. In certain instances, the Corporation has entered into derivative contracts, typically total return swaps, with vehicles which obligate the Corporation to purchase securities held as collateral at the vehicle’s cost, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. At March 31, 2010, the notional amount of such derivative contracts with unconsolidated vehicles was $150 million. This amount is included in the $1.5 billion notional amount of derivative contracts through which the Corporation obtains funding from unconsolidated SPEs, described in Note 11 – Commitments and Contingencies. The Corporation also had approximately $493 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at March 31, 2010.

In accordance with the new consolidation guidance, the Corporation consolidates these vehicles when it has control over the initial design of the vehicle and also absorbs potentially significant gains or losses through derivative contracts or the collateral assets. The Corporation does not consolidate a vehicle if a single investor controlled the initial design of the vehicle or if the Corporation does not have a variable interest that could potentially be significant to the vehicle. Credit-linked and equity-linked note vehicles were not consolidated prior to 2010 because the Corporation did not absorb a majority of the economic risks and rewards of the vehicles.

Asset acquisition vehicles acquire financial instruments, typically loans, at the direction of a single customer and obtain funding through the issuance of structured notes to the Corporation. At the time the vehicle acquires an asset, the Corporation enters into total return swaps with the customer such that the economic returns of the asset are passed through to the customer. The Corporation is exposed to counterparty credit risk if the asset declines in value and the customer defaults on its obligation to the Corporation under the total return swaps. The Corporation’s risk may be mitigated by collateral or other arrangements. In accordance with the new consolidation guidance, the Corporation consolidates these vehicles because it has the power to manage the assets in the vehicles and owns all of the structured notes issued by the vehicles. These vehicles were not consolidated prior to 2010 because the variability created by the assets in the vehicles was considered to be absorbed by the Corporation’s customers through the total return swaps.

Other VIEs

Other consolidated VIEs primarily include investment vehicles, leveraged lease trusts, automobile and other securitization trusts, and asset acquisition conduits. Other unconsolidated VIEs primarily include investment vehicles, real estate vehicles and resecuritization trusts.

The following table summarizes select information related to other VIEs in which the Corporation holds a variable interest at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$16,864	$19,297	$36,161	$13,111	$14,373	$27,484

On-balance sheet assets
Trading account assets	$1,888	$2,064	$3,952	$269	$543	$812
Derivative assets	1,128	213	1,341	1,096	86	1,182
Available-for-sale debt securities	1,797	5,134	6,931	1,822	2,439	4,261
Loans and leases	19,380	2,375	21,755	16,112	1,200	17,312
Allowance for loan and lease losses	(100)	(23)	(123)	(130)	(10)	(140)
Loans held-for-sale	293	786	1,079	197	-	197
All other assets	2,543	8,790	11,333	1,310	8,875	10,185
Total	$26,929	$19,339	$46,268	$20,676	$13,133	$33,809

On-balance sheet liabilities
Derivative liabilities	$42	$16	$58	$-	$80	$80
Commercial paper and other short-term borrowings	2,185	-	2,185	965	-	965
Long-term debt	8,842	74	8,916	7,341	-	7,341
All other liabilities	3,934	1,354	5,288	3,123	1,626	4,749
Total	$15,003	$1,444	$16,447	$11,429	$1,706	$13,135
Total assets of VIEs	$26,929	$30,651	$57,580	$20,676	$28,182	$48,858

The increase in the Corporation’s maximum loss exposure from December 31, 2009 to March 31, 2010 is principally attributable to resecuritizations (an increase of $6.5 billion) and investment vehicles (an increase of $2.6 billion), partially offset by net reductions in other VIEs.

Investment Vehicles

The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At March 31, 2010 and December 31, 2009, the Corporation’s consolidated investment vehicles had total assets of $8.0 billion and $5.7 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $12.3 billion and $8.8 billion at March 31, 2010 and December 31, 2009. The Corporation’s maximum exposure to loss associated with consolidated and unconsolidated investment vehicles totaled $13.3 billion and $10.7 billion at March 31, 2010 and December 31, 2009. The increase is due, in part, to real estate investment vehicles that were not previously considered to be VIEs but no longer have sufficient equity at risk and were therefore considered to be VIEs at March 31, 2010.

In accordance with the new consolidation guidance, the Corporation consolidated $2.5 billion of investment vehicles on January 1, 2010. This amount includes a real estate investment fund with $1.5 billion of assets which is designed to provide returns to clients through limited partnership holdings. Affiliates of the Corporation are the general partner and also have a limited partnership interest in the fund. Although it is without any obligation or commitment to do so, the Corporation anticipates that it may, in its sole discretion, elect to provide support to the entity, and therefore considers the entity to be a VIE. The Corporation consolidates an investment vehicle that meets the definition of a VIE if it manages the assets or otherwise controls the activities of the vehicle and also holds a variable interest that could potentially be significant to the vehicle. Prior to 2010, the Corporation consolidated an investment vehicle that met the definition of a VIE if the Corporation’s investment or guarantee was expected to absorb a majority of the variability created by the assets of the funds.

Leveraged Lease Trusts

The Corporation’s net investment in consolidated leveraged lease trusts totaled $5.5 billion and $5.6 billion at March 31, 2010 and December 31, 2009. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation consolidates these trusts in accordance with the new consolidation guidance because it structured the trusts, giving the Corporation power over the limited activities of the trusts, and holds a significant residual interest. Prior to 2010, the Corporation consolidated these trusts because the residual interest was expected to absorb a majority of the variability driven by credit risk of the lessee and, in some cases, by the residual risk of the leased property. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Automobile and Other Securitization Trusts

At March 31, 2010 and December 31, 2009, the Corporation serviced asset-backed securitization trusts with outstanding unpaid principal balances of $12.2 billion and $14.1 billion, substantially all of which held automobile loans. The Corporation’s maximum exposure to loss associated with these trusts totaled $2.9 billion and $3.5 billion at March 31, 2010 and December 31, 2009. The Corporation transferred $1.6 billion of automobile loans in the three months ended March 31, 2010 and $9.0 billion during 2009 to these trusts.

In accordance with the new consolidation guidance, on January 1, 2010, the Corporation consolidated one automobile securitization trust with $2.6 billion of assets in which it had a controlling financial interest. Prior to 2010, this trust met the definition of a QSPE and was therefore not subject to consolidation. The Corporation held $2.1 billion of senior securities, $195 million of subordinate securities and $83 million of residual interests issued by this trust at December 31, 2009. The remaining automobile trusts, which were not QSPEs, were previously consolidated and continue to be consolidated under the new guidance because the Corporation services the automobile loans and also holds a significant amount of beneficial interests issued by the trusts.

Asset Acquisition Conduits

The Corporation administers three asset acquisition conduits which acquire assets on behalf of the Corporation or its customers. These conduits had total assets of $2.2 billion as of both March 31, 2010 and December 31, 2009. Two of the conduits, which were unconsolidated prior to 2010, acquire assets at the request of customers who wish to benefit from the economic returns of the specified assets on a leveraged basis, which consist principally of liquid exchange-traded equity securities. The third conduit holds subordinate debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinate certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swaps between the Corporation and the conduits. When a conduit acquires assets for the benefit of the Corporation’s customers, the Corporation enters into back-to-back total return swaps with the conduit and the customer such that the economic returns of the assets are passed through to the customer. The Corporation’s exposure to the counterparty credit risk of its customers is mitigated by the ability to liquidate an asset held in the conduit if the customer defaults on its obligation. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. At March 31, 2010 and December 31, 2009, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer.

In accordance with the new consolidation guidance, on January 1, 2010, the Corporation consolidated the two previously unconsolidated asset acquisition conduits with total assets of $1.4 billion. In its role as administrator, the Corporation has the power to determine which assets will be held in the conduits and to manage the issuance of commercial paper. Through the total return swaps with the conduits, the Corporation initially absorbs gains and losses incurred due to changes in market value of assets held in the conduits. Although the Corporation then transfers gains and losses to customers through the back-to-back total return swaps, its financial interest could potentially be significant to the VIE. Accordingly, the Corporation is the primary beneficiary of and consolidates all of the asset acquisition conduits.

Prior to 2010, the Corporation determined whether it must consolidate an asset acquisition conduit based on the design of the conduit and whether the third party investors are exposed to the Corporation’s credit risk or the market risk of the assets. Interest rate risk was not included in the cash flow analysis because the conduits are not designed to absorb and pass along interest rate risk to investors who receive current rates of interest that are appropriate for the tenor and relative risk of their investments. When a conduit acquired assets for the benefit of the Corporation’s customers, the Corporation entered into back-to-back total return swaps with the conduit and the customers such that the economic returns of the assets are passed through to the customers, none of whom has a variable interest in the conduit as a whole. The third party investors are exposed primarily to the credit risk of the Corporation. Accordingly, the Corporation did not consolidate the conduit. When a conduit acquires assets on the Corporation’s behalf and the Corporation absorbs the market risk of the assets, it consolidates the conduit.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.2 billion and $4.8 billion at March 31, 2010 and December 31, 2009, which consisted of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

In accordance with the new consolidation guidance, the Corporation determines whether it must consolidate these limited partnerships principally based on an identification of the party that has power over the activities of the partnership. Typically, an unrelated third party is the general partner and the Corporation does not consolidate the partnership.

Prior to 2010, the Corporation determined whether it must consolidate these limited partnerships based on a determination as to which party is expected to absorb a majority of the risk created by the real estate held in the vehicle, which may include construction, market and operating risk. Typically, the general partner in a limited partnership will absorb a majority of this risk due to the legal nature of the limited partnership structure and, accordingly, would consolidate the vehicle.

Resecuritization Trusts

During the three months ended March 31, 2010, the Corporation resecuritized $40.8 billion of MBS, including $34.7 billion of securities purchased from third parties, compared to $4.2 billion during the same period in 2009. Net gains or (losses), which include net interest income earned during the holding period, totaled $(33) million and $25 million for the three months ended March 31, 2010 and 2009. At March 31, 2010, the Corporation held $4.9 billion and $1.9 billion of senior securities classified in AFS debt securities and trading account assets, and $149 million of subordinate securities classified in trading account assets which were issued by unconsolidated resecuritization trusts which had total assets of $12.0 billion. At December 31, 2009, the Corporation held $543 million of senior securities classified in trading account assets which were issued by unconsolidated resecuritization trusts which had total assets of $7.4 billion. All of the retained interests were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy). In accordance with the new consolidation guidance, the Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third party investors purchase a significant portion of subordinate securities and share responsibility for the design of the trust, the Corporation does not consolidate the trust. Prior to 2010, these resecuritization trusts were typically QSPEs and as such were not subject to consolidation by the Corporation.

Other Transactions

Prior to 2010, the Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At March 31, 2010 and December 31, 2009, the Corporation’s maximum loss exposure under these financing arrangements was $6.6 billion and $6.8 billion, substantially all of which was recorded as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the table above because the purchasers are not VIEs.

NOTE 9 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill at March 31, 2010 and December 31, 2009. As discussed in more detail in Note 17 – Business Segment Information, on January 1, 2010 the Corporation realigned the former Global Banking and Global Markets business segments. There was no impact on the reporting units used in goodwill impairment testing. The reporting units utilized for goodwill impairment tests are the business segments or one level below the business segments.

(Dollars in millions)	March 31 2010	December 31 2009
Deposits	$17,875	$17,875
Global Card Services	22,284	22,292
Home Loans & Insurance	4,797	4,797
Global Commercial Banking	20,656	20,656
Global Banking & Markets	10,252	10,252
Global Wealth & Investment Management	10,411	10,411
All Other	30	31
Total goodwill	$86,305	$86,314

Based on the results of the annual impairment test at June 30, 2009, and due to continued stress on Home Loans & Insurance and Global Card Services as a result of current market conditions, the Corporation concluded that an additional impairment analysis should be performed for these two reporting units as of March 31, 2010. In performing the first step of the additional impairment analysis, the Corporation compared the fair value of each reporting unit to its carrying value, including goodwill. Consistent with the annual test, the Corporation utilized a combination of the market approach and the income approach for Home Loans & Insurance and the income approach for Global Card Services. For Home Loans & Insurance, the carrying value exceeded the fair value, and accordingly, the second step analysis of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill was performed. Although Global Card Services passed step one of the goodwill impairment analysis, to further substantiate the value of the goodwill balance, the Corporation also performed the step two analysis for this reporting unit. The results of the second step of the goodwill impairment test for Global Card Services and Home Loans & Insurance were consistent with the results of the annual impairment test, indicating that no goodwill was impaired as of March 31, 2010.

Intangible Assets

The following table presents the gross carrying values and accumulated amortization related to intangible assets at March 31, 2010.

	March 31, 2010		December 31, 2009
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,153	$3,611	$7,179	$3,452
Core deposit intangibles	5,394	3,816	5,394	3,722
Customer relationships	4,232	880	4,232	760
Affinity relationships	1,645	789	1,651	751
Other intangibles	3,438	1,218	3,438	1,183
Total intangible assets	$21,862	$10,314	$21,894	$9,868

Amortization of intangibles expense was $446 million and $520 million for the three months ended March 31, 2010 and 2009. The Corporation estimates aggregate amortization expense will be approximately $430 million for each of the remaining quarters of 2010. The Corporation estimates aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $900 million for 2011 through 2015, respectively.

NOTE 10 – Short-term Borrowings and Long-term Debt

Short-term Borrowings

The following table presents the Corporation’s commercial paper and other short-term borrowings at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in millions)	Amount	Average Rate	Amount	Average Rate
Commercial paper	$27,086	0.45%	$13,131	0.65%
Other short-term borrowings	58,320	1.99	56,393	1.72
Total commercial paper and other short-term borrowings	$85,406	1.39	$69,524	1.47

At March 31, 2010, commercial paper issued by consolidated multi-seller conduits and asset acquisition conduits totaled $14.5 billion and $2.2 billion with a weighted-average maturity of 41 and 64 days.

Long-term Debt

The following table presents the Corporation’s long-term debt at March 31, 2010 and December 31, 2009.

(Dollars in millions)	March 31 2010	December 31 2009
Long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries	$138,716	$154,951
Long-term debt issued by Bank of America Corporation and subsidiaries	282,608	283,570
Long-term debt issued by consolidated VIEs under new consolidation guidance	90,329	n/a
Total long-term debt	$511,653	$438,521

    n/a = not applicable

At March 31, 2010, long-term debt issued by consolidated VIEs included credit card, auto, home equity and first mortgage securitization trusts of $68.4 billion, $8.5 billion, $4.6 billion and $2.7 billion, respectively, and $6.1 billion of other long-term debt issued by consolidated VIEs, and is collateralized by the assets of the VIEs.

The Corporation has not assumed or guaranteed long-term debt previously issued or guaranteed by Merrill Lynch & Co., Inc. or its subsidiaries. The Corporation has guaranteed certain structured securities issued by Merrill Lynch S.A. and Merrill Lynch International & Co. C.V. subsequent to September 16, 2009, structured securities issued by Merrill Lynch Canada Finance Company subsequent to October 1, 2009 and structured securities issued by Merrill Lynch Japan Finance Co., Ltd. subsequent to October 16, 2009. In addition, certain structured notes acquired in the acquisition of Merrill Lynch are accounted for under the fair value option. For more information on these structured notes, see Note 14 – Fair Value Measurements.

Aggregate annual maturities of long-term debt obligations at March 31, 2010 are summarized in the following table.

(Dollars in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Bank of America Corporation	$16,095	$15,971	$40,199	$7,516	$15,309	$84,327	$179,417
Merrill Lynch & Co., Inc. and subsidiaries	21,625	19,390	18,381	17,941	16,427	44,952	138,716
Bank of America, N.A. and other subsidiaries	20,406	3,793	4,949	155	107	10,021	39,431
Other	20,598	21,029	12,513	5,131	1,776	2,713	63,760
Total long-term debt excluding consolidated VIEs	78,724	60,183	76,042	30,743	33,619	142,013	421,324
Long-term debt issued by consolidated VIEs	19,272	19,772	10,693	16,706	8,603	15,283	90,329
Total long-term debt	$97,996	$79,955	$86,735	$47,449	$42,222	$157,296	$511,653

Included in the above table are certain structured notes that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the above table as maturing at their earliest put or redemption date.

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet. For additional information on commitments and contingencies, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $36.3 billion and $30.9 billion at March 31, 2010 and December 31, 2009. At March 31, 2010, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $1.6 billion, including deferred revenue of $34 million and a reserve for unfunded lending commitments of $1.5 billion. At December 31, 2009, the comparable amounts were $1.5 billion, $34 million and $1.5 billion, respectively. The carrying amount of these commitments is recorded in accrued expenses and other liabilities.

The table below also includes the notional amount of commitments of $27.3 billion and $27.0 billion at March 31, 2010 and December 31, 2009, that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $746 million and $950 million on these commitments that were recorded in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 14 – Fair Value Measurements.

(Dollars in millions)	Expires in 1 Year or Less	Expires after 1 Year through 3 Years	Expires after 3 Years through 5 Years	Expires after 5 Years	Total
Credit extension commitments, March 31, 2010
Loan commitments	$160,606	$161,559	$26,029	$25,163	$373,357
Home equity lines of credit	1,817	3,655	12,351	72,498	90,321
Standby letters of credit and financial guarantees (1)	31,694	19,713	4,235	13,791	69,433
Commercial letters of credit	1,971	30	-	1,438	3,439
Legally binding commitments	196,088	184,957	42,615	112,890	536,550
Credit card lines (2)	521,659	-	-	-	521,659
Total credit extension commitments	$717,747	$184,957	$42,615	$112,890	$1,058,209

Credit extension commitments, December 31, 2009
Loan commitments	$149,248	$187,585	$30,897	$28,489	$396,219
Home equity lines of credit	1,810	3,272	10,667	76,924	92,673
Standby letters of credit and financial guarantees (1)	29,794	21,285	4,923	13,740	69,742
Commercial letters of credit	2,020	40	-	1,465	3,525
Legally binding commitments	182,872	212,182	46,487	120,618	562,159
Credit card lines (2)	541,919	-	-	-	541,919
Total credit extension commitments	$724,791	$212,182	$46,487	$120,618	$1,104,078

(1)

At March 31, 2010, the notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $40.5 billion and $28.9 billion compared to $39.7 billion and $30.0 billion at December 31, 2009.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At March 31, 2010 and December 31, 2009, the Corporation had unfunded equity investment commitments of approximately $2.6 billion and $2.8 billion. These commitments generally relate to the Corporation’s Global Principal Investments business which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund. Bridge equity commitments provide equity bridge financing to facilitate clients’ investment activities. These conditional commitments are generally retired prior to or shortly following funding via syndication or the client’s decision to terminate. Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there is heightened exposure in the portfolio and higher potential for loss, unless an orderly disposition of the exposure can be made. At March 31, 2010, the Corporation did not have any unfunded bridge equity commitments. The Corporation had funded equity bridges of $1.2 billion that were committed prior to the market disruption. These equity bridges were considered held for investment and recorded in other assets. During the fourth quarter of 2009, these equity bridges were written down to a zero balance. In the three months ended March 31, 2009, the Corporation recorded a total of $150 million in losses in equity investment income related to these investments.

Loan Purchases

In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period ending June 30, 2010. Under this agreement, the Corporation purchased $3.6 billion of such loans in the three months ended March 31, 2010 and purchased $6.6 billion of such loans for the year ended December 31, 2009. At March 31,

2010, the Corporation was committed for additional purchases of $3.0 billion over the remaining term of the agreement. All loans purchased under this agreement are subject to a comprehensive set of credit criteria. This agreement is accounted for as a derivative liability with a fair value of $73 million and $189 million at March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.6 billion and $2.2 billion, which upon settlement will be included in loans or LHFS.

Operating Leases

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.3 billion, $2.8 billion, $2.3 billion, $1.9 billion and $1.4 billion for 2010 through 2014, respectively, and $7.6 billion for all years thereafter.

Other Commitments

At March 31, 2010 and December 31, 2009, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $78.2 billion and $51.8 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $89.9 billion and $58.3 billion. All of these commitments expire within the next 12 months.

In connection with federal and state securities regulators, the Corporation agreed to purchase at par auction rate securities (ARS) held by certain customers. During the first quarter of 2010, the buyback commitment period to repurchase ARS expired.

The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At March 31, 2010 and December 31, 2009, the minimum fee commitments over the remaining terms of these agreements totaled $2.4 billion and $2.3 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both March 31, 2010 and December 31, 2009, the notional amount of these guarantees totaled $15.6 billion and the Corporation’s maximum exposure related to these guarantees totaled $4.9 billion with estimated maturity dates between 2030 and 2040. As of March 31, 2010, the Corporation has not made a payment under these products. The probability of surrender has increased due to investment manager underperformance and the deteriorating financial health of policyholders, but remains a small percentage of total notional.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At March 31, 2010 and December 31, 2009, the notional amount of these guarantees totaled $36.3 billion and $36.8 billion with estimated maturity dates between 2010 and 2014 if the exit option is exercised on all deals. As of March 31, 2010, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

Merchant Services

On June 26, 2009, the Corporation contributed its merchant processing business to a joint venture in exchange for a 46.5 percent ownership interest in the joint venture. The Corporation indemnified the joint venture for any losses resulting from transactions processed through June 26, 2009 on the contributed merchant portfolio. For additional information on the joint venture agreement, see Note 5 – Securities.

The Corporation, on behalf of the joint venture, provides credit and debit card processing services to various merchants by processing credit and debit card transactions on the merchants’ behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults on its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the joint venture as the merchant processor. If the joint venture is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. The joint venture is primarily liable for any losses on transactions from the contributed portfolio that occur after June 26, 2009. However, if the joint venture fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation could be held liable for the disputed amount. For the three months ended March 31, 2010 and 2009, the Corporation processed $79.1 billion and $74.8 billion of transactions and recorded losses as a result of these chargebacks of $3 million and $7 million.

At March 31, 2010 and December 31, 2009, the Corporation, on behalf of the joint venture, held as collateral $22 million and $26 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants. The joint venture also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2010 and December 31, 2009, the maximum potential exposure totaled approximately $129.2 billion and $131.0 billion. The Corporation does not expect to make material payments in connection with these guarantees. The maximum potential exposure disclosed above does not include volumes processed by First Data contributed portfolios.

Brokerage Business

For a portion of the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in its issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $700 million and $657 million at March 31, 2010 and December 31, 2009. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract which is expected to occur in the third quarter of 2010.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At March 31, 2010 and December 31, 2009, the total notional amount of these derivative contracts was approximately $3.9 billion and $4.9 billion with commercial banks and $1.5 billion and $2.8 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At March 31, 2010 and December 31, 2009, the notional amount of these guarantees totaled $1.9 billion and $2.1 billion. These guarantees have various maturities ranging from two to five years. As of March 31, 2010 and December 31, 2009, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.7 billion and $3.6 billion at March 31, 2010 and December 31, 2009. The estimated maturity dates of these obligations are between 2010 and 2033. The Corporation has made no material payments under these guarantees.

In addition, the Corporation has guaranteed the payment obligations of certain subsidiaries of Merrill Lynch on certain derivative transactions. The aggregate notional amount of such derivative liabilities was approximately $2.9 billion and $2.5 billion at March 31, 2010 and December 31, 2009.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

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

In accordance with applicable accounting guidance, the Corporation establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable, although there may be an exposure to loss in excess of any amounts accrued. When loss contingencies are not both probable and estimable, the Corporation does not establish reserves. As a litigation or regulatory matter develops, the Corporation, in conjunction with its outside counsel handling the matter, if any, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and/or estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish a reserve with respect to such loss contingency and continue to monitor the matter for further developments that could affect the amount of the reserve that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of $558 million and $181 million were recognized during the three months ended March 31, 2010 and 2009.

    In some of the matters described below, including but not limited to the Lehman Brothers Holdings, Inc. matters, loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. However, information is provided below or included in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency. Based on current knowledge, management does not believe that loss contingencies arising from pending litigation and regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, but may be material to the Corporation’s results of operations for any particular reporting period.

Auction Rate Securities (ARS) Claims

On March 1, 2010, plaintiffs in the Mayor and City Council of Baltimore, Maryland v. Citigroup et al., and Mayfield et al. v. Citigroup Inc. et al. cases filed a notice of appeal from the order of the U.S. District Court for the Southern District of New York dismissing those cases.

On March 31, 2010, the U.S. District Court for the Southern District of New York dismissed the second amended consolidated complaint with prejudice in Burton v. Merrill Lynch & Co., Inc., et al. On April 22, 2010, plaintiff Colin Wilson filed a notice of appeal from the order of the U.S. District Court for the Southern District of New York dismissing the second amended consolidated complaint.

Countrywide Bond Insurance Litigation

On February 26, 2010, Countrywide Home Loans, Inc. (CHL) filed a motion to dismiss certain claims asserted in Financial Guaranty Insurance Company v. Countrywide Home Loans, Inc. On April 30, 2010, Financial Guaranty Insurance Company (FGIC) filed an amended complaint, which adds the Corporation, Countrywide Financial Corporation (CFC), Countrywide Securities Corporation (CSC) and Countrywide Bank F.S.B. as defendants.

On March 24, 2010, CHL, CSC and CFC filed a separate but related action against FGIC in New York Supreme Court seeking monetary damages of at least $100 million against FGIC in connection with FGIC’s failure to pay claims under certain bond insurance policies provided by FGIC.

On March 24, 2010, CHL, CSC, CWHEQ, Inc. and CWABS, Inc. initiated a proceeding in New York Supreme Court under Article 78 of the New York Civil Practice Law and Rules challenging the November 24, 2009 order of the New York State Insurance Department, which directed FGIC to cease payment of claims under certain bond insurance policies. In the Article 78 proceeding, CHL, CSC, CWHEQ, Inc. and CWABS, Inc. assert that the New York State Insurance Department’s November 24, 2009 order to FGIC to stop paying insurance proceeds was in excess of the Insurance Department’s powers and violated New York Insurance law and related regulations. The parties are therefore seeking a declaration that the November 24, 2009 order is void.

On April 29, 2010, in the action in New York Supreme Court, entitled MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al., the court issued an order granting in part and denying in part defendants’ motion to dismiss, declining to dismiss plaintiff’s claims against the Corporation.

Countrywide Equity and Debt Securities Matters

On April 2, 2010, the plaintiffs and CFC in In re Countrywide Financial Corp. Securities Litigation reached an agreement in principle to settle the case for $600 million and dismiss all claims with prejudice. This amount was fully accrued as of March 31, 2010. The proposed settlement, which would settle claims against CFC and all other defendants (except for defendant KPMG LLP), is subject to negotiation and execution of a mutually acceptable settlement agreement and court approval.

In Argent Classic Convertible Arbitrage Fund L.P. v. Countrywide Financial Corp. et al., CFC and Argent Classic, on its own behalf, have agreed to settle the matter in an amount that is not material to the Corporation’s earnings and on May 4, 2010, filed with the U.S. District Court for the Central District of California a stipulation to dismiss the case with prejudice as to all parties.

Countrywide Mortgage-backed Securities Litigation

On March 15, 2010, the Federal Home Loan Bank of San Francisco (FHLB San Francisco) filed two complaints in the Superior Court of the State of California, County of San Francisco. The case entitled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc., et al. was filed against CSC, Merrill Lynch, Pierce, Fenner & Smith, Inc. (MLPF&S) and other defendants. The case entitled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. was filed against Banc of America Securities LLC (BAS), Banc of America Funding Corp., Banc of America Mortgage Securities, Inc., CSC, CWALT, Inc., CFC and other defendants. The complaints allege violations of the California Corporate Securities Act, the Securities Act of 1933, the California Civil Code and common law in connection with various offerings of mortgage-backed securities. The complaints assert, among other things, misstatements and omissions concerning the credit quality of the mortgage loans underlying the securities and the loan origination practices associated with those loans. The complaints seek unspecified damages and rescission, among other relief.

In re Initial Public Offering Securities Litigation

On March 2, 2010, the objectors withdrew their discretionary appeal to certification of the settlement class and filed an appeal of the order by the U.S. District Court for the Southern District of New York approving the settlement.

Lehman Brothers Holdings, Inc. Litigation

BAS, MLPF&S and other defendants’ motion to dismiss the consolidated amended complaint was denied without prejudice on March 17, 2010 when plaintiffs advised the U.S. District Court for the Southern District of New York that they would seek to file a third amended complaint.

Lyondell Litigation

On March 11, 2010, the U.S. Bankruptcy Court for the Southern District of New York approved the settlement in principle, which is not material to the Corporation’s earnings. The settlement became effective on April 30, 2010.

MBIA Insurance Corporation CDO Litigation

On April 9, 2010, the New York Superior Court, New York County, issued an order granting the motion to dismiss as to the fraud, negligent misrepresentation and rescission claims, and denying the motion to dismiss solely as to the breach of contract claim.

Merrill Lynch Acquisition-related Matters

Other Acquisition-related Litigation

On March 25, 2010, the parties in Catalano v. Bank of America filed a stipulation and proposed order dismissing the action without prejudice to any rights plaintiff may have as a member of any putative class alleged in the consolidated securities action pending in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation. On April 9, 2010, the U.S. District Court for the Southern District of New York consolidated two purported class actions, Iron Workers of Western Pennsylvania Pension Plan v. Bank of America Corp., et al. and Dornfest v. Bank of America Corp., et al., with the consolidated securities actions in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation, and ruled that the plaintiffs in the two purported class actions may pursue those actions as individual actions, but not as class actions.

Merrill Lynch Subprime-related Matters

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. et al.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.

On March 31, 2010, the U.S. District Court for the Southern District of New York issued an order granting in part and denying in part defendants’ motion to dismiss the consolidated amended complaint.

Ocala Litigation

On March 17, 2010, each plaintiff filed an amended complaint in lieu of an opposition to the motion to dismiss filed by Bank of America, N.A. that restated the previously asserted claims and added claims for breach of fiduciary duty. On April 30, 2010, Bank of America, N.A. filed a motion to dismiss each of these amended complaints.

Parmalat Finanziaria S.p.A. Matters

Proceedings in the United States

On March 18, 2010, the Food Holdings Limited plaintiffs filed a notice of appeal from the opinion and order dismissing their claims to the U.S. Court of Appeals for the Second Circuit. On April 1, 2010, the Corporation filed a cross-appeal as to certain rulings.

As a result of an agreement among the parties to settle the matter in an amount that is not material to the Corporation’s earnings, on March 11, 2010, the U.S. District Court for the Southern District of New York signed a stipulation of voluntary dismissal in Hartford Life Insurance v. Bank of America Corporation, et al. dismissing the case. Further to the agreement, on March 22, 2010, the U.S. District Court for the Southern District of New York signed a stipulation of voluntary dismissal in Prudential Life Insurance Company of America and Hartford Life Insurance Company v. Bank of America Corporation, et al. dismissing Hartford’s claims from the case.

Pender Litigation

On April 7, 2010, the U.S. District Court for the Western District of North Carolina dismissed plaintiffs’ claim of age discrimination by The Bank of America Pension Plan and plaintiffs’ sole claim against PricewaterhouseCoopers LLP, and reserved judgment on the rest of defendants’ motion to dismiss.

Tribune PHONES Litigation

On March 5, 2010, an adversary proceeding, entitled Wilmington Trust Company v. JP Morgan Chase Bank, N.A., et al., was filed in the U.S. Bankruptcy Court for the District of Delaware. This adversary proceeding, in which Bank of America, N.A., BAS, MLPF&S and Merrill Lynch Capital Corporation, among others, were named as defendants, relates to the pending Chapter 11 cases in In re Tribune Company, et al. The plaintiff in the adversary proceeding, Wilmington Trust Company (Wilmington Trust), is the indenture trustee for approximately $1.2 billion of Exchangeable Subordinated Debentures (the PHONES) issued by Tribune Company (Tribune). In its complaint, Wilmington Trust challenges certain financing transactions entered into among the defendants and Tribune and certain of its operating subsidiaries under certain credit agreements dated May 17, 2007 and December 20, 2007 (collectively known as the Credit Agreements). The complaint alleges that the defendants were only willing to enter into the Credit Agreements if they could subordinate the PHONES to Tribune’s indebtedness under the Credit Agreements. Wilmington Trust seeks to: (i) equitably subordinate the defendants’ claims under the Credit Agreements to the PHONES; (ii) transfer any liens securing defendants’ claims under the Credit Agreements to Tribune’s bankruptcy estate; and (iii) disallow all claims of the defendants against the Tribune debtors until the PHONES are paid in full.

The complaint also asserts a claim for breach of fiduciary duty against Citibank, N.A. (Citibank), as former indenture trustee for the PHONES, in an unspecified amount. For allegedly aiding and abetting Citibank’s alleged breach of fiduciary duty, Wilmington Trust seeks damages in an unspecified amount from each of the defendants, equitable subordination of the defendants’ bankruptcy claims and the imposition of a constructive trust over the defendants’ legal interests in Tribune and its subsidiaries.

On March 18, 2010, the Tribune debtors filed a motion, which the Bankruptcy Court heard on April 13, 2010, seeking a determination that Wilmington Trust has violated the automatic stay by filing the complaint and to halt all further proceedings regarding the complaint.

NOTE 12 – Shareholders’ Equity and Earnings Per Common Share

Common Stock

In December 2009, the Corporation repurchased the non-voting perpetual preferred stock previously issued to the U.S. Treasury (TARP Preferred Stock) through use of $25.7 billion in excess liquidity and $19.3 billion in proceeds from the sale of 1.3 billion Common Equivalent Securities (CES) valued at $15.00 per unit. The CES consisted of depositary shares representing interests in shares of Common Equivalent Junior Preferred Stock, Series S (Common Equivalent Stock) and contingent warrants to purchase an aggregate of 60 million shares of the Corporation’s common stock. On February 23, 2010, the Corporation held a special meeting of shareholders at which it obtained stockholder approval of an amendment to the Corporation’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock, and accordingly, the Common Equivalent Stock automatically converted in full into 1.286 billion shares of common stock on February 24, 2010 following the filing of the amendment with the Delaware Secretary of State on February 23, 2010. In addition, as a result, the contingent warrants expired without having become exercisable and the CES ceased to exist. For additional information on preferred stock, see Note 15 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Through a 2008 authorized share repurchase program, the Corporation had the ability to repurchase shares, subject to certain restrictions, from time to time, in the open market or in private transactions. The 2008 authorized repurchase program expired on January 23, 2010. In the three months ended March 31, 2010, the Corporation did not repurchase any shares of common stock and issued approximately 95.8 million shares under employee stock plans. At March 31, 2010, the Corporation had reserved 1.1 billion of unissued common shares for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

In January 2010, the Board of Directors declared a regular quarterly cash dividend on common stock of $0.01 per share, which was paid on March 26, 2010 to common shareholders of record on March 5, 2010. In April 2010, the Board declared a regular quarterly cash dividend on common stock of $0.01 per share, payable on June 25, 2010 to common shareholders of record on June 4, 2010.

Preferred Stock

During the first quarter of 2010, the aggregate dividends declared on preferred stock were $348 million.

Accumulated OCI

The following table presents the changes in accumulated OCI for the three months ended March 31, 2010 and 2009, net-of-tax.

(Dollars in millions)	Available-for- Sale Debt Securities	Available-for- Sale Marketable Equity Securities	Derivatives	Employee Benefit Plans (1)	Foreign Currency (2)	Total
Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Cumulative adjustment for new consolidation guidance	(116)	-	-	-	-	(116)
Net change in fair value recorded in accumulated OCI	864	(19)	(203)	-	(43)	599
Net realized (gains) losses reclassified into earnings	(84)	183	42	66	-	207
Balance, March 31, 2010	$36	$2,293	$(2,696)	$(4,026)	$(536)	$(4,929)
Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)
Cumulative adjustment for accounting change - OTTI (3)	(71)	-	-	-	-	(71)
Net change in fair value recorded in accumulated OCI	1,002	(71)	108	-	66	1,105
Net realized (gains) losses reclassified into earnings	(717)	(1,025)	304	65	-	(1,373)
Balance, March 31, 2009	$(5,742)	$2,839	$(3,046)	$(4,577)	$(638)	$(11,164)

(1)	Net change in fair value represents after-tax adjustments based on the final year-end actuarial valuations.

(2)	Net change in fair value represents only the impact of changes in foreign exchange rates on the Corporation’s net investment in foreign operations.

(3)

Effective January 1, 2009, the Corporation adopted new accounting guidance on the recognition of other-than-temporary impairment losses on debt securities. For additional information on the adoption of this accounting guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and Note 5 – Securities.

Earnings Per Common Share

For the three months ended March 31, 2010 and 2009, average options to purchase 283 million and 324 million shares of common stock were outstanding but not included in the computation of earnings per common share (EPS) because they were antidilutive under the treasury stock method. For the three months ended March 31, 2010 and 2009, average warrants to purchase 122 million and 243 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For the three months ended March 31, 2010 and 2009, 117 million and 188 million average dilutive potential common shares associated with the 7.25 % Non-cumulative Perpetual Convertible Preferred Stock, Series L and the Merrill Lynch & Co., Inc. Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For purposes of computing basic EPS, CES were considered to be participating securities prior to February 24, 2010 and as such were allocated earnings as required by the two-class method. For purposes of computing diluted EPS prior to February 24, 2010, the dilutive effect of the CES was calculated using the if-converted method which was more dilutive than the two-class method for the three months ended March 31, 2010.

The calculation of EPS and diluted EPS for the three months ended March 31, 2010 and 2009 is presented below.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2010	2009
Earnings per common share
Net income	$3,182	$4,247
Preferred stock dividends	(348)	(1,433)
Net income applicable to common shareholders	$2,834	$2,814
Income allocated to participating securities	(247)	(32)
Net income allocated to common shareholders	$2,587	$2,782
Average common shares issued and outstanding	9,177,468	6,370,815
Earnings per common share	$0.28	$0.44

Diluted earnings per common share
Net income applicable to common shareholders	$2,834	$2,814
Income allocated to participating securities	(38)	(32)
Net income allocated to common shareholders	$2,796	$2,782
Average common shares issued and outstanding	9,177,468	6,370,815
Dilutive potential common shares (1)	827,786	22,592
Total diluted average common shares issued and outstanding	10,005,254	6,393,407
Diluted earnings per common share	$0.28	$0.44

(1)	Includes incremental shares from restricted stock units, restricted stock shares, stock options and warrants.

NOTE 13 – Pension, Postretirement and Other Employee Plans

The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. Additional information on these plans is presented in Note 17 – Employee Benefit Plans to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, nonqualified pension plans and postretirement plans. The non-U.S. pension plans vary based on the country and local practices.

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation contributed $0 and $120 million for the three months ended March 31, 2010 and 2009, under this agreement. Additional contributions may be required in the future under this agreement.

Net periodic benefit cost of the Corporation’s plans for the three months ended March 31, 2010 and 2009 included the following components.

	Three Months Ended March 31
	Qualified Pension Plans		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans
(Dollars in millions)	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$103	$107	$8	$7	$4	$5
Interest cost	187	188	61	60	22	23
Expected return on plan assets	(316)	(308)	(57)	(54)	(2)	(2)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	7	9	(2)	(2)	-	-
Recognized net actuarial loss (gain)	89	99	-	2	(8)	(15)
Recognized termination benefit cost	-	-	10	-	-	-
Net periodic benefit cost	$70	$95	$20	$13	$24	$19

(1)	Includes nonqualified pension plans, the terminated U.S. pension plan and non-U.S. pension plans as described above.

In 2010, the Corporation expects to contribute approximately $230 million to its nonqualified and other pension plans and $116 million to its postretirement health and life plans. For the three months ended March 31, 2010, the Corporation contributed $106 million and $29 million to these plans. The Corporation does not expect to be required to contribute to its qualified pension plans during the rest of 2010.

During the three months ended March 31, 2010, the Corporation issued approximately 191 million restricted stock units to certain employees under the Key Associate Stock Plan. These awards generally vest in three equal annual installments beginning one year from the grant date. Vested restricted stock units will be settled in cash unless the Corporation authorizes settlement in common shares. The awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock. The compensation cost for the remaining awards is fixed and based on the share price of the common stock on the date of grant, or the date upon which settlement in common stock has been authorized. The Corporation hedges its exposure to variability in the expected cash flows for unvested awards using a combination of economic and cash flow hedges as described in Note 4 – Derivatives.

NOTE 14 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The Corporation accounts for certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, long-term deposits and long-term debt under the fair value option.

Level 1, 2 and 3 Valuation Techniques

Financial instruments are considered Level 1 when the valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The Corporation uses market indices for direct inputs to certain models where the cash settlement is directly linked to appreciation or depreciation of that particular index (primarily in the context of structured credit products). In those cases, no material adjustments are made to the index-based values. In other cases, market indices are used as inputs to valuation, but are adjusted for trade specific factors such as rating, credit quality, vintage and other factors.

Trading Account Assets and Liabilities and Available-for-Sale Debt Securities

The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of AFS debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets and liabilities and AFS debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Others are valued using a net asset value approach which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more ratings agencies.

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that utilize multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The Corporation incorporates within its fair value measurements of over-the-counter derivatives the net credit differential between the counterparty credit risk and the Corporation’s own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on market data.

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

Mortgage Servicing Rights

The fair values of MSRs are determined using models that rely on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the option adjusted spread (OAS) levels. For more information on MSRs, see Note 16 – Mortgage Servicing Rights.

Loans Held-for-Sale

The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Other Assets

The Corporation estimates the fair values of certain other assets including AFS marketable equity securities. The fair values of AFS marketable equity securities are generally based on quoted market prices or market prices for similar assets. However, non-public investments are initially valued at the transaction price and subsequently adjusted when evidence is available to support such adjustments.

Securities Financing Agreements

The fair values of certain reverse repurchase agreements, repurchase agreements and securities borrowed transactions are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services.

Deposits, Commercial Paper and Other Short-term Borrowings

The fair values of deposits, commercial paper and other short-term borrowings are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Corporation considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market.

Long-term Borrowings

The Corporation issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair value of structured notes is estimated using valuation models for the combined derivative and debt portions of the notes accounted for under the fair value option. These models incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The impact of the Corporation’s own credit spreads is also included based on the Corporation’s observed secondary bond market spreads. Structured notes are classified as either Level 2 or Level 3 in the fair value hierarchy.

Asset-backed Secured Financings

The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at March 31, 2010, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the table below.

	March 31, 2010
	Fair Value Measurements Using
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$71,300	$-	$-	$71,300
Trading account assets:
U.S. government and agency securities	24,478	32,125	-	-	56,603
Corporate securities, trading loans and other	2,946	47,792	10,646	-	61,384
Equity securities	22,454	8,839	721	-	32,014
Foreign sovereign debt	24,460	10,293	1,064	-	35,817
Mortgage trading loans and asset-backed securities	-	12,368	7,832	-	20,200
Total trading account assets	74,338	111,417	20,263	-	206,018
Derivative assets (3)	5,037	1,442,335	22,272	(1,392,067)	77,577
Available-for-sale debt securities:
U.S. Treasury securities and agency debentures	37,328	3,415	-	-	40,743
Mortgage-backed securities:
Agency	-	152,569	-	-	152,569
Agency-collateralized mortgage obligations	-	43,473	-	-	43,473
Non-agency residential	-	27,602	5,376	-	32,978
Non-agency commercial	-	7,732	138	-	7,870
Foreign securities	139	2,700	284	-	3,123
Corporate/Agency bonds	-	6,218	639	-	6,857
Other taxable securities	21	3,246	16,192	-	19,459
Tax-exempt securities	-	7,518	1,430	-	8,948
Total available-for-sale debt securities	37,488	254,473	24,059	-	316,020
Loans and leases	-	80	4,007	-	4,087
Mortgage servicing rights	-	-	18,842	-	18,842
Loans held-for-sale	-	19,403	5,984	-	25,387
Other assets	41,289	14,007	7,774	-	63,070
Total assets	$158,152	$1,913,015	$103,201	$(1,392,067)	$782,301

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,717	$-	$-	$1,717
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	46,479	-	-	46,479
Trading account liabilities:
U.S. government and agency securities	23,664	6,404	-	-	30,068
Equity securities	17,213	3,206	-	-	20,419
Foreign sovereign debt	20,565	685	369	-	21,619
Corporate securities and other	411	9,985	30	-	10,426
Total trading account liabilities	61,853	20,280	399	-	82,532
Derivative liabilities (3)	5,431	1,417,198	13,675	(1,389,377)	46,927
Commercial paper and other short-term borrowings	-	7,021	-	-	7,021
Accrued expenses and other liabilities	23,743	858	1,390	-	25,991
Long-term debt	-	43,841	4,560	-	48,401
Total liabilities	$91,027	$1,537,394	$20,024	$(1,389,377)	$259,068

(1)	Gross transfers between Level 1 and Level 2 were approximately $300 million during the three months ended March 31, 2010.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 - Derivatives.

Assets and liabilities carried at fair value on a recurring basis at December 31, 2009, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the table below.

	December 31, 2009
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$57,775	$-	$-	$57,775
Trading account assets:
U.S. government and agency securities	17,140	27,445	-	-	44,585
Corporate securities, trading loans and other	4,772	41,157	11,080	-	57,009
Equity securities	25,274	7,204	1,084	-	33,562
Foreign sovereign debt	18,353	8,647	1,143	-	28,143
Mortgage trading loans and asset-backed securities	-	11,137	7,770	-	18,907
Total trading account assets	65,539	95,590	21,077	-	182,206
Derivative assets	3,326	1,467,855	23,048	(1,413,540)	80,689
Available-for-sale debt securities:
U.S. Treasury securities and agency debentures	19,571	3,454	-	-	23,025
Mortgage-backed securities:
Agency	-	166,246	-	-	166,246
Agency-collateralized mortgage obligations	-	25,781	-	-	25,781
Non-agency residential	-	27,887	7,216	-	35,103
Non-agency commercial	-	6,651	258	-	6,909
Foreign securities	158	3,271	468	-	3,897
Corporate/Agency bonds	-	5,265	927	-	6,192
Other taxable securities	676	14,721	9,854	-	25,251
Tax-exempt securities	-	7,574	1,623	-	9,197
Total available-for-sale debt securities	20,405	260,850	20,346	-	301,601
Loans and leases	-	-	4,936	-	4,936
Mortgage servicing rights	-	-	19,465	-	19,465
Loans held-for-sale	-	25,853	6,942	-	32,795
Other assets	35,411	12,677	7,821	-	55,909
Total assets	$124,681	$1,920,600	$103,635	$(1,413,540)	$735,376

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,663	$-	$-	$1,663
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	37,325	-	-	37,325
Trading account liabilities:
U.S. government and agency securities	22,339	4,180	-	-	26,519
Equity securities	17,300	1,107	-	-	18,407
Foreign sovereign debt	12,028	483	386	-	12,897
Corporate securities and other	282	7,317	10	-	7,609
Total trading account liabilities	51,949	13,087	396	-	65,432
Derivative liabilities	2,925	1,443,494	15,185	(1,417,876)	43,728
Commercial paper and other short-term borrowings	-	813	-	-	813
Accrued expenses and other liabilities	16,797	620	1,598	-	19,015
Long-term debt	-	40,791	4,660	-	45,451
Total liabilities	$71,671	$1,537,793	$21,839	$(1,417,876)	$213,427

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended March 31, 2010
(Dollars in millions)	Balance January 1 2010 (1)	Consolidation of VIEs	Gains (Losses) Included in Earnings	Gains (Losses) Included in OCI	Purchases, Issuances and Settlements	Gross Transfers into Level 3 (1)	Gross Transfers out of Level 3 (1)	Balance March 31 2010 (1)
Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$406	$-	$(1,944)	$1,474	$(487)	$10,646
Equity securities	1,084	-	6	-	(330)	34	(73)	721
Foreign sovereign debt	1,143	-	(82)	-	(28)	87	(56)	1,064
Mortgage trading loans and asset-backed securities	7,770	175	(25)	-	54	22	(164)	7,832
Total trading account assets	21,077	292	305	-	(2,248)	1,617	(780)	20,263
Net derivative assets (2)	7,863	-	1,403	-	(1,896)	1,288	(61)	8,597
Available-for-sale debt securities:
Non-agency MBS:
Residential	7,216	(96)	(233)	(375)	(2,235)	1,099	-	5,376
Commercial	258	-	(13)	(31)	(128)	52	-	138
Foreign securities	468	-	(121)	(10)	(53)	-	-	284
Corporate/Agency bonds	927	-	(3)	21	(325)	19	-	639
Other taxable securities	9,854	5,812	(9)	(63)	(40)	680	(42)	16,192
Tax-exempt securities	1,623	-	23	8	(492)	316	(48)	1,430
Total available-for-sale debt securities	20,346	5,716	(356)	(450)	(3,273)	2,166	(90)	24,059
Loans and leases (3)	4,936	-	116	-	(1,045)	-	-	4,007
Mortgage servicing rights	19,465	-	(698)	-	75	-	-	18,842
Loans held-for-sale (3)	6,942	-	(64)	-	(1,056)	162	-	5,984
Other assets (4)	7,821	-	539	-	(371)	-	(215)	7,774
Trading account liabilities:
Foreign sovereign debt	(386)	-	21	-	(15)	-	11	(369)
Corporate securities and other	(10)	-	-	-	(17)	(6)	3	(30)
Total trading account liabilities	(396)	-	21	-	(32)	(6)	14	(399)
Accrued expenses and other liabilities (3)	(1,598)	-	62	-	146	-	-	(1,390)
Long-term debt (3)	(4,660)	-	202	-	(452)	(337)	687	(4,560)

(1)	Assets (liabilities). For assets, increase/(decrease) to Level 3 and for liabilities, (increase)/decrease to Level 3.
(2)	Net derivatives at March 31, 2010 include derivative assets of $22.3 billion and derivative liabilities of $13.7 billion.
(3)	Amounts represent items which are accounted for under the fair value option.
(4)	Other assets is primarily comprised of AFS marketable equity securities.

During the three months ended March 31, 2010, the more significant transfers into Level 3 included $1.1 billion of municipal ARS positions included in trading account assets, $1.3 billion of net derivative assets and $1.1 billion of non-agency RMBS in AFS securities. Transfers into Level 3 for ARS positions relate to reduced price transparency as a result of lower levels of trading activity. Transfers into Level 3 for net derivative contracts primarily relate to a lack of price observability for certain credit default swaps. Transfers into Level 3 for non-agency RMBS are due to an increase in the number of securities priced using a discounted cash flow model.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended March 31, 2009
(Dollars in millions)	Balance January 1 2009 (1)	Merrill Lynch Acquisition	Gains (Losses) Included in Earnings	Gains (Losses) Included in OCI	Purchases, Issuances and Settlements	Transfers into /(out of) Level 3 (1)	Balance March 31 2009 (1)
Trading account assets:
Corporate securities, trading loans and other	$4,540	$7,012	$(397)	$-	$(2,186)	$1,489	$10,458
Equity securities	546	3,848	(177)	-	3,647	(193)	7,671
Foreign sovereign debt	-	30	(15)	-	(1)	587	601
Mortgage trading loans and asset-backed securities	1,647	7,294	(274)	-	(768)	1,126	9,025
Total trading account assets	6,733	18,184	(863)	-	692	3,009	27,755
Net derivative assets (2)	2,270	2,307	3,868	-	(1,411)	382	7,416
Available-for-sale debt securities:
Non-agency MBS	6,096	2,509	(103)	173	1,832	(143)	10,364
Foreign securities	1,247	-	-	1	(29)	-	1,219
Corporate/Agency bonds	1,598	-	(39)	(41)	66	141	1,725
Other taxable securities	9,599	-	(19)	355	(951)	(284)	8,700
Tax-exempt securities	162	-	-	42	(34)	97	267
Total available-for-sale debt securities	18,702	2,509	(161)	530	884	(189)	22,275
Loans and leases (3)	5,413	2,452	(1,015)	-	105	-	6,955
Mortgage servicing rights	12,733	209	1,098	-	56	-	14,096
Loans held-for-sale (3)	3,382	3,872	(136)	-	244	-	7,362
Other assets (4)	4,157	2,696	(249)	-	49	-	6,653
Trading account liabilities:
Foreign sovereign debt	-	-	-	-	18	(344)	(326)
Total trading account liabilities	-	-	-	-	18	(344)	(326)
Accrued expenses and other liabilities (3)	(1,940)	(1,337)	518	-	(24)	-	(2,783)
Long-term debt (3)	-	(7,481)	(492)	-	(421)	327	(8,067)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at March 31, 2009 include derivative assets of $41.8 billion and derivative liabilities of $34.4 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities and other equity investments.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2010 and 2009. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes all of which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended March 31, 2010
(Dollars in millions)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$-	$406	$-	$-	$406
Equity securities	-	6	-	-	6
Foreign sovereign debt	-	(82)	-	-	(82)
Mortgage trading loans and asset-backed securities	-	(25)	-	-	(25)
Total trading account assets	-	305	-	-	305
Net derivative assets	-	(527)	1,930	-	1,403
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	(13)	(220)	(233)
Commercial	-	-	-	(13)	(13)
Foreign securities	-	-	-	(121)	(121)
Corporate/Agency bonds	-	-	-	(3)	(3)
Other taxable securities	-	-	-	(9)	(9)
Tax-exempt securities	-	23	-	-	23
Total available-for-sale debt securities	-	23	(13)	(366)	(356)
Loans and leases (2)	-	-	-	116	116
Mortgage servicing rights	-	-	(698)	-	(698)
Loans held-for-sale (2)	-	-	15	(79)	(64)
Other assets	536	-	3	-	539
Trading account liabilities – Foreign sovereign debt	-	21	-	-	21
Accrued expenses and other liabilities (2)	-	2	(11)	71	62
Long-term debt (2)	-	123	-	79	202
Total	$536	$(53)	$1,226	$(179)	$1,530
	Three Months Ended March 31, 2009
(Dollars in millions)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$-	$(397)	$-	$-	$(397)
Equity securities	-	(177)	-	-	(177)
Foreign sovereign debt	-	(15)	-	-	(15)
Mortgage trading loans and asset-backed securities	-	(274)	-	-	(274)
Total trading account assets	-	(863)	-	-	(863)
Net derivative assets	-	1,361	2,507	-	3,868
Available-for-sale debt securities:
Non-agency MBS	-	-	(15)	(88)	(103)
Corporate/Agency bonds	-	-	-	(39)	(39)
Other taxable securities	-	-	-	(19)	(19)
Total available-for-sale debt securities	-	-	(15)	(146)	(161)
Loans and leases (2)	-	3	-	(1,018)	(1,015)
Mortgage servicing rights	-	-	1,098	-	1,098
Loans held-for-sale (2)	-	(54)	(52)	(30)	(136)
Other assets	(71)	(3)	14	(189)	(249)
Accrued expenses and other liabilities (2)	-	6	34	478	518
Long-term debt (2)	-	(499)	-	7	(492)
Total	$(71)	$(49)	$3,586	$(898)	$2,568

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

The table below summarizes changes in unrealized gains (losses) recorded in earnings during the three months ended March 31, 2010 and 2009 for Level 3 assets and liabilities that were still held at March 31, 2010 and 2009. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes all of which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended March 31, 2010
(Dollars in millions)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$-	$211	$-	$-	$211
Equity securities	-	5	-	-	5
Foreign sovereign debt	-	(82)	-	-	(82)
Mortgage trading loans and asset-backed securities	-	(58)	-	-	(58)
Total trading account assets	-	76	-	-	76
Net derivative assets	-	(329)	880	-	551
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	(13)	(223)	(236)
Commercial	-	-	-	(30)	(30)
Foreign securities	-	-	-	(121)	(121)
Other taxable securities	-	-	-	(36)	(36)
Total available-for-sale debt securities	-	-	(13)	(410)	(423)
Loans and leases (2)	-	-	-	24	24
Mortgage servicing rights	-	-	(1,231)	-	(1,231)
Loans held-for-sale (2)	-	-	(6)	46	40
Other assets	(58)	-	3	-	(55)
Trading account liabilities – Foreign sovereign debt	-	21	-	-	21
Accrued expenses and other liabilities (2)	-	-	1	94	95
Long-term debt (2)	-	110	-	78	188
Total	$(58)	$(122)	$(366)	$(168)	$(714)
	Three Months Ended March 31, 2009
(Dollars in millions)	Equity Investment Income	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$-	$(378)	$-	$-	$(378)
Equity securities	-	(177)	-	-	(177)
Foreign sovereign debt	-	(15)	-	-	(15)
Mortgage trading loans and asset-backed securities	-	(280)	-	-	(280)
Total trading account assets	-	(850)	-	-	(850)
Net derivative assets	-	1,415	1,022	-	2,437
Available-for-sale debt securities:
Non-agency MBS	-	-	(3)	(87)	(90)
Other taxable securities	-	-	-	(10)	(10)
Tax-exempt securities	-	-	-	(20)	(20)
Total available-for-sale debt securities	-	-	(3)	(117)	(120)
Loans and leases (2)	-	3	-	(1,194)	(1,191)
Mortgage servicing rights	-	-	1,023	-	1,023
Loans held-for-sale (2)	-	(53)	(52)	(5)	(110)
Other assets	(138)	(3)	14	(179)	(306)
Accrued expenses and other liabilities (2)	-	-	34	(309)	(275)
Long-term debt (2)	-	(533)	-	7	(526)
Total	$(138)	$(21)	$2,038	$(1,797)	$82

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

Nonrecurring Fair Value

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale and foreclosed properties. The amounts below represent only balances measured at fair value during the three months ended and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Dollars in millions)	Level 2	Level 3	(Losses)	Level 2	Level 3	(Losses)
Assets
Loans held-for-sale	$982	$7,308	$(278)	$1,784	$10,170	$(584)
Loans and leases (1)	30	10,759	(2,356)	-	3,448	(1,218)
Foreclosed properties (2)	-	662	(64)	-	573	(121)
Other assets	-	81	-	-	-	-

(1)	Gains (losses) represent charge-offs associated with real estate-secured loans that exceed 180 days past due.

(2)

Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value Option Elections

Corporate Loans and Loan Commitments

The Corporation elected to account for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for derivatives designated as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income. Electing the fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

At March 31, 2010 and December 31, 2009, funded loans that the Corporation elected to carry at fair value had an aggregate fair value of $4.1 billion and $4.9 billion recorded in loans and leases and an aggregate outstanding principal balance of $4.5 billion and $5.4 billion. At March 31, 2010 and December 31, 2009, unfunded loan commitments that the Corporation elected to carry at fair value had an aggregate fair value of $746 million and $950 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $27.3 billion and $27.0 billion. Interest income on these loans is recorded in interest and fees on loans and leases.

Loans Held-for-Sale

The Corporation elected to account for certain LHFS at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them. The Corporation has not elected to account for other LHFS under the fair value option primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. At March 31, 2010 and December 31, 2009, residential mortgage LHFS, commercial mortgage LHFS, and other LHFS accounted for under the fair value option had an aggregate fair value of $25.4 billion and $32.8 billion and an aggregate outstanding principal balance of $31.7 billion and $36.5 billion. Interest income on these LHFS is recorded in other interest income. The changes in fair value are largely offset by hedging activities.

Other Assets

The Corporation elected to account for certain other assets under the fair value option including non-marketable convertible preferred shares where the Corporation has economically hedged a majority of the position with derivatives. At March 31, 2010, these assets had a fair value of $268 million.

Securities Financing Agreements

The Corporation elected to account for certain securities financing agreements under the fair value option based on the tenor of the agreements which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not significant. At March 31, 2010, securities financing agreements which the Corporation elected to carry at fair value had an aggregate fair value of $117.8 billion and a principal balance of $117.3 billion.

Long-term Deposits

The Corporation elected to account for certain long-term fixed-rate and rate-linked deposits which are economically hedged with derivatives under the fair value option. At both March 31, 2010 and December 31, 2009, these instruments, which are recorded in interest-bearing deposits, had an aggregate fair value of $1.7 billion and a principal balance of $1.6 billion. Interest paid on these instruments is recorded in interest expense. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to carry other long-term deposits at fair value because they were not economically hedged using derivatives.

Commercial Paper and Other Short-term Borrowings

The Corporation elected to account for certain commercial paper and other short-term borrowings that were acquired as part of the Merrill Lynch acquisition under the fair value option. This debt is risk-managed on a fair value basis. At March 31, 2010, this debt, which is recorded in commercial paper and short-term borrowings, had both an aggregate fair value and a principal balance of $7.0 billion.

Long-term Debt

The Corporation elected to account for certain long-term debt, primarily structured notes that were acquired as part of the Merrill Lynch acquisition, under the fair value option. This long-term debt is risk-managed on a fair value basis. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to carry other long-term debt at fair value because it is not economically hedged using derivatives. At March 31, 2010, this long-term debt had an aggregate fair value of $48.4 billion and a principal balance of $54.7 billion.

Asset-backed Secured Financings

The Corporation elected to account for certain asset-backed secured financings that were acquired as part of the Countrywide acquisition under the fair value option. At March 31, 2010, these secured financings, which are recorded in accrued expenses and other liabilities, had an aggregate fair value of $696 million and a principal balance of $1.4 billion. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

The following table provides information about where changes in the fair value of assets or liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2010 and 2009.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended March 31, 2010
(Dollars in millions)	Corporate Loans and Loan Commitments	Loans Held-for-Sale	Securities Financing Agreements	Other Assets	Long-term Deposits	Asset- backed Secured Financings	Commercial Paper and Other Short-term Borrowings	Long-term Debt	Total
Trading account profits (losses)	$2	$-	$-	$-	$-	$-	$(44)	$(921)	$(963)
Mortgage banking income	-	1,929	-	-	-	(11)	-	-	1,918
Equity investment income	-	-	-	-	-	-	-	-	-
Other income (loss)	277	156	42	(3)	(58)	-	-	226	640
Total	$279	$2,085	$42	$(3)	$(58)	$(11)	$(44)	$(695)	$1,595
	Three Months Ended March 31, 2009
Trading account profits (losses)	$9	$(94)	$-	$5	$-	$-	$(10)	$(117)	$(207)
Mortgage banking income	-	1,980	-	-	-	34	-	-	2,014
Equity investment income (loss)	-	-	-	(103)	-	-	-	-	(103)
Other income (loss)	(367)	(15)	(14)	-	26	-	-	2,221	1,851
Total	$(358)	$1,871	$(14)	$(98)	$26	$34	$(10)	$2,104	$3,555

NOTE 15 – Fair Value of Financial Instruments

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

The following disclosures include financial instruments where only a portion of the ending balances at March 31, 2010 and December 31, 2009 is carried at fair value on the Corporation’s Consolidated Balance Sheet.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, resale and certain repurchase agreements, commercial paper and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation elected to account for certain structured reverse repurchase agreements under the fair value option. See Note 14 – Fair Value Measurements for additional information on these structured reverse repurchase agreements.

Loans

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The Corporation elected to account for certain large corporate loans which exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option. The carrying value of loans is presented net of allowance for loan and lease losses and excludes leases. See Note 14 – Fair Value Measurements for additional information on loans accounted for under the fair value option.

Deposits

The fair value for certain deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of foreign time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits which are economically hedged with derivatives under the fair value option. See Note 14 – Fair Value Measurements for additional information on these long-term fixed-rate deposits.

Long-term Debt

The Corporation uses quoted market prices, when available, to estimate fair value for its long-term debt. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities. The Corporation accounts for certain structured notes under the fair value option. See Note 14 – Fair Value Measurements for additional information on these structured notes.

The carrying and fair values of certain financial instruments at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010		December 31, 2009
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans	$908,020	$884,144	$841,020	$813,596
Financial liabilities
Deposits	976,102	975,974	991,611	991,768
Long-term debt	511,653	513,344	438,521	440,246

NOTE 16 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities including MBS and U.S. Treasuries. The securities that economically hedge the MSRs are recorded in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income.

The following table presents activity for residential first mortgage MSRs for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Balance, January 1	$19,465	$12,733
Merrill Lynch balance, January 1, 2009	-	209
Net additions	1,131	1,249
Impact of customer payments	(603)	(1,185)
Other changes in MSR fair value	(1,151)	1,090
Balance, March 31	$18,842	$14,096
Mortgage loans serviced for investors (in billions)	$1,717	$1,699

Other changes in MSR fair value in the previous table reflect the change in discount rates and prepayment speed assumptions, largely due to changes in interest rates, as well as the effect of changes in other assumptions, but do not include $453 million and $8 million in gains for the three months ended March 31, 2010 and 2009 resulting from lower than expected prepayments. Such gains are included in the impact of customer payments in the table above. The total of these gains and the other changes in MSR fair value of $(698) million and $1.1 billion is included in the line mortgage banking income in the table Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings in Note 14 – Fair Value Measurements. The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in determining the fair value of MSRs at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010		December 31, 2009
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted-average option adjusted spread	1.63%	4.76%	1.67%	4.64%
Weighted-average life, in years	5.55	3.08	5.62	3.26

The table below presents the sensitivity of the weighted-average lives and fair value of MSRs to changes in modeled assumptions. These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of a MSR that continues to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The below sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.

	March 31, 2010
	Change in Weighted-average Lives
(Dollars in millions)	Fixed	Adjustable	Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.33 years	0.14 years	$933
Impact of 20% decrease	0.71	0.32	1,974

Impact of 10% increase	(0.30)	(0.12)	(842)
Impact of 20% increase	(0.57)	(0.23)	(1,606)
OAS level
Impact of 100 bps decrease	n/a	n/a	880
Impact of 200 bps decrease	n/a	n/a	1,841

Impact of 100 bps increase	n/a	n/a	(809)
Impact of 200 bps increase	n/a	n/a	(1,554)
n/a = not applicable

Commercial and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market) and totaled $304 million and $309 million at March 31, 2010 and December 31, 2009. They are not included in the tables above.

NOTE 17 – Business Segment Information

The Corporation reports the results of its operations through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2010, the Corporation realigned the Global Corporate and Investment Banking portion of the former Global Banking business segment with the former Global Markets business segment to form GBAM and to reflect Global Commercial Banking as a standalone segment. In addition, the Corporation may periodically reclassify business segment results based on modifications to its management reporting methodologies and changes in organizational alignment. Prior period amounts have been reclassified to conform to current period presentation.

Deposits

Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes an allocation of ALM activities. Deposits products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. These products provide a relatively stable source of funding and liquidity. The Corporation earns net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using a funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees. In addition, Deposits includes the impact of migrating customers and their related deposit balances between GWIM and Deposits. Subsequent to the date of migration, the associated net interest income, service fees and noninterest expense are recorded in the business to which deposits were transferred.

Global Card Services

Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. The Corporation reports its Global Card Services current period results in accordance with new consolidation guidance. Under this new consolidation guidance, the Corporation consolidated all credit card trusts. Accordingly, current period results are comparable to prior period results on a managed basis, which was consistent with the way that management evaluated the results of the business. Managed basis assumed that securitized loans were not sold and presented earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) were presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Prior to the adoption of the new consolidation guidance, loan securitization removed loans from the Corporation’s Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE. For more information on managed basis, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Home Loans & Insurance

Home Loans & Insurance provides an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet and reported in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. Home Loans & Insurance also includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business to which loans were transferred.

Global Commercial Banking

Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through the Corporation’s network of offices and client relationship teams along with various product partners. Clients include business banking and middle-market companies, commercial real estate firms and governments, and are generally defined as companies with sales up to $2 billion. Lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Capital management and treasury solutions include treasury management, foreign exchange and short-term investing options.

Global Banking & Markets

GBAM provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. GBAM also works with commercial and corporate clients to provide debt and equity underwriting and distribution capabilities, merger-related and other advisory services, and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS and ABS. Corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through the Corporation’s network of offices and client relationship teams along with various product partners. Clients are generally defined as companies with sales above $2 billion. In addition, GBAM also includes the results related to the merchant services joint venture.

Global Wealth & Investment Management

GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit and banking expertise, and diversified asset management products to institutional clients, as well as affluent and high net-worth individuals. In addition, GWIM includes the results of Retirement and Philanthropic Services, the Corporation’s approximately 34 percent economic ownership of BlackRock, and other miscellaneous items. GWIM also reflects the impact of migrating customers and their related deposit and loan balances between GWIM and Deposits, and GWIM and Home Loans & Insurance and the Corporation’s ALM activities. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which deposits and loans were transferred.

All Other

All Other consists of equity investment activities including Global Principal Investments, corporate investments and strategic investments, the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, fair value adjustments related to certain structured notes, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated including First Republic Bank. All Other also includes certain amounts associated with ALM activities, foreign exchange rate fluctuations related to revaluation of foreign currency-denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, gains (losses) on sales of debt securities and for periods prior to January 1, 2010, a securitization offset which removed the securitization impact of sold loans in Global Card Services in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for the three months ended March 31, 2010 and 2009, and total assets at March 31, 2010 and 2009 for each business segment as well as All Other.

Business Segments
At and for the Three Months Ended March 31
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2010	2009	2010	2009	2010	2009
Net interest income (4)	$14,070	$12,819	$2,146	$1,869	$4,818	$5,199
Noninterest income	18,220	23,261	1,486	1,503	1,986	2,249
Total revenue, net of interest expense	32,290	36,080	3,632	3,372	6,804	7,448

Provision for credit losses (5)	9,805	13,380	37	88	3,535	8,221
Amortization of intangibles	446	520	49	63	204	223
Other noninterest expense	17,329	16,482	2,456	2,260	1,547	1,816
Income (loss) before income taxes	4,710	5,698	1,090	961	1,518	(2,812)
Income tax expense (benefit) (4)	1,528	1,451	407	361	566	(1,060)
Net income (loss)	$3,182	$4,247	$683	$600	$952	$(1,752)
Period-end total assets	$2,338,700	$2,321,963	$442,480	$415,139	$191,027	$234,499

	Home Loans & Insurance		Global Commercial Banking (2)		Global Banking & Markets
(Dollars in millions)	2010	2009	2010	2009	2010	2009
Net interest income (4)	$1,213	$1,191	$2,189	$1,970	$2,171	$2,794
Noninterest income	2,411	4,044	818	713	7,605	6,187
Total revenue, net of interest expense	3,624	5,235	3,007	2,683	9,776	8,981

Provision for credit losses (5)	3,600	3,372	916	1,765	256	347
Amortization of intangibles	13	19	18	23	37	60
Other noninterest expense	3,315	2,636	936	938	4,349	4,664
Income (loss) before income taxes	(3,304)	(792)	1,137	(43)	5,134	3,910
Income tax expense (benefit) (4)	(1,233)	(298)	424	(13)	1,916	1,401
Net income (loss)	$(2,071)	$(494)	$713	$(30)	$3,218	$2,509
Period-end total assets	$224,570	$221,442	$301,132	$265,989	$685,870	$710,314

	Global Wealth & Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2010	2009	2010	2009
Net interest income (4)	$1,391	$1,662	$142	$(1,866)
Noninterest income	3,018	2,684	896	5,881
Total revenue, net of interest expense	4,409	4,346	1,038	4,015
Provision for credit losses (5)	242	254	1,219	(667)
Amortization of intangibles	125	132	-	-
Other noninterest expense	3,249	3,190	1,477	978
Income (loss) before income taxes	793	770	(1,658)	3,704
Income tax expense (benefit) (4)	296	291	(848)	769
Net income (loss)	$497	$479	$(810)	$2,935
Period-end total assets	$261,243	$268,607	$232,378	$205,973

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	Current period is presented in accordance with new consolidation guidance. Prior period Global Card Services results are presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)

Current period provision for credit losses is presented in accordance with new consolidation guidance. Prior period provision for credit losses in Global Card Services is presented on a managed basis with the securitization offset in All Other.

The table below reconciles Global Card Services and All Other for the three months ended March 31, 2009 to a held basis by reclassifying net interest income, all other income and realized credit losses associated with the securitized loans to card income.

Global Card Services – Reconciliation
	Three Months Ended March 31, 2009
(Dollars in millions)	Managed Basis (1)	Securitization Impact (2)	Held Basis
Net interest income (3)	$5,199	$(2,391)	$2,808
Noninterest income:
Card income	2,114	244	2,358
All other income	135	(35)	100
Total noninterest income	2,249	209	2,458
Total revenue, net of interest expense	7,448	(2,182)	5,266

Provision for credit losses	8,221	(2,182)	6,039
Noninterest expense	2,039	-	2,039
Loss before income taxes	(2,812)	-	(2,812)
Income tax benefit (3)	(1,060)	-	(1,060)
Net loss	$(1,752)	$-	$(1,752)

All Other – Reconciliation
	Three Months Ended March 31, 2009
(Dollars in millions)	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$(1,866)	$2,391	$525
Noninterest income:
Card income	534	(244)	290
Equity investment income	1,326	-	1,326
Gains on sales of debt securities	1,471	-	1,471
All other income	2,550	35	2,585
Total noninterest income	5,881	(209)	5,672
Total revenue, net of interest expense	4,015	2,182	6,197

Provision for credit losses	(667)	2,182	1,515
Merger and restructuring charges	765	-	765
All other noninterest expense	213	-	213
Income before income taxes	3,704	-	3,704
Income tax expense (3)	769	-	769
Net income	$2,935	$-	$2,935

(1)	Provision for credit losses in Global Card Services is presented on a managed basis with the securitization offset in All Other.

(2)	The securitization impact/offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

The following tables present a reconciliation of the six business segments’ total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the tables below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Segments’ total revenue, net of interest expense (1)	$31,252	$32,065
Adjustments:
ALM activities	750	4,386
Equity investment income	368	1,326
Liquidating businesses	367	328
FTE basis adjustment	(321)	(322)
Managed securitization impact to total revenue, net of interest expense	n/a	(2,182)
Other	(447)	157
Consolidated revenue, net of interest expense	$31,969	$35,758

Segments’ net income	$3,992	$1,312
Adjustments, net of taxes:
ALM activities	(499)	1,659
Equity investment income	232	835
Liquidating businesses	136	119
Merger and restructuring charges	(328)	(482)
Other	(351)	804
Consolidated net income	$3,182	$4,247
(1) FTE basis

	March 31
(Dollars in millions)	2010	2009
Segment total assets	$2,106,322	$2,115,990
Adjustments:
ALM activities, including securities portfolio	573,302	553,761
Equity investments	31,331	35,679
Liquidating businesses	33,452	31,219
Elimination of segment excess asset allocations to match liabilities	(597,367)	(513,782)
Elimination of managed securitized loans (1)	n/a	(105,392)
Other	191,660	204,488
Consolidated total assets	$2,338,700	$2,321,963

(1)	Represents Global Card Services securitized loans. Current period is presented in accordance with new consolidation guidance. Prior period is presented on a managed basis.

n/a = not applicable

Throughout the MD&A, we use certain acronyms and

abbreviations which are defined in the Glossary beginning on page 177.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q and the documents into which it may be incorporated by reference may contain, and from time to time our management may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, including net interest income; credit trends, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy; liquidity and regulatory capital levels, and capital levels in conformity with accounting principles generally accepted in the United States of America (GAAP); the impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act); the closing of the sales of Columbia Management (Columbia) and First Republic Bank; the impact of higher interest rates on the balance sheet; the effect of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and other matters relating to the Corporation and the securities that we may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, under Item 1A. “Risk Factors” of the Corporation’s 2009 Annual Report on Form 10-K, and in any of the Corporation’s other subsequent Securities and Exchange Commission (SEC) filings: negative economic conditions that adversely affect the general economy, housing prices, job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the Corporation’s modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices which may affect, among other things, our liquidity and the value of our assets and liabilities and, in turn, our trading and investment portfolios; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; the Corporation’s credit ratings and the credit ratings of our securitizations which are important to the Corporation’s liquidity, borrowing costs and trading revenues; estimates of fair value of certain of the Corporation’s assets and liabilities which could change in value significantly from period to period; legislative and regulatory actions in the United States (including the Electronic Fund Transfer Act, the CARD Act and related regulations) and internationally which may increase the Corporation’s costs and adversely affect the Corporation’s businesses and economic conditions as a whole; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including new consolidation guidance) and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the Corporation’s ability to attract new employees and retain and motivate existing employees; mergers and acquisitions and their integration into the Corporation, including our ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch acquisition; the Corporation’s reputation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

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

Executive Summary

Business Overview

Bank of America Corporation and its subsidiaries (the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, the meaning of the words “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2010, we realigned the Global Corporate and Investment Banking portion of the former Global Banking business segment with the former Global Markets business segment to form GBAM and to reflect Global Commercial Banking as a standalone segment. At March 31, 2010, the Corporation had $2.3 trillion in assets and approximately 284,000 full-time equivalent employees. On January 1, 2009, we acquired Merrill Lynch & Co., Inc. (Merrill Lynch) and, as a result, we have one of the largest wealth management businesses in the world with over 16,400 financial and wealth advisors, an additional 3,000 client-facing professionals and more than $2.1 trillion in net client assets. Additionally, we are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

As of March 31, 2010, we operate in all 50 states, the District of Columbia and more than 40 foreign countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve approximately 58 million consumer and small business relationships with more than 5,900 banking centers, more than 18,000 ATMs, nationwide call centers, and leading online and mobile banking platforms. We have banking centers in 12 of the 15 fastest growing states and have leadership positions in eight of those states. We offer industry-leading support to approximately four million small business owners.

The following table provides selected consolidated financial data for the three months ended March 31, 2010 and 2009.

Table 1 Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2010	2009
Income statement
Revenue, net of interest expense (FTE basis) (1)	$32,290	$36,080
Net income	3,182	4,247
Diluted earnings per common share	$0.28	$0.44
Average diluted common shares issued and outstanding (in millions)	10,005	6,393
Dividends paid per common share	$0.01	$0.01
Performance ratios
Return on average assets	0.51%	0.68%
Return on average tangible shareholders’ equity (1)	9.55	12.42
Efficiency ratio (FTE basis) (1)	55.05	47.12
Balance sheet at period end
Total loans and leases	$976,042	$977,008
Total assets	2,338,700	2,321,963
Total deposits	976,102	953,508
Total common shareholders’ equity	211,859	166,272
Total shareholders’ equity	229,823	239,549
Common shares issued and outstanding (in millions)	10,032	6,401
Asset quality
Allowance for loan and lease losses	$46,835	$29,048
Nonperforming loans, leases and foreclosed properties	35,925	25,632
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (2)	139%	122%
Net charge-offs	$10,797	$6,942
Annualized net charge-offs as a percentage of average loans and leases outstanding (3)	4.44%	2.85%
Capital ratios
Tier 1 common equity	7.60%	4.49%
Tier 1 capital	10.23	10.09
Total capital	14.47	14.03
Tier 1 leverage	6.46	7.07

(1)

Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity (ROTE) and the efficiency ratio are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 91.

(2)

The allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding purchased credit-impaired loans was 124 percent and 115 percent at March 31, 2010 and 2009, respectively.

(3)

Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans was 4.61 percent and 2.98 percent for the three months ending March 31, 2010 and 2009, respectively.

Economic Environment

During the first quarter of 2010, credit quality improved as the economic recovery strengthened and labor markets began to stabilize. Consumer spending picked up, both for retail sales and purchases of motor vehicles. Industrial production rose, as businesses ended their prolonged and dramatic inventory liquidation. Also, business investment on equipment and spending rose sharply. In this improving economic environment most of our loan portfolios, from a credit quality perspective, have either stabilized or improved during the three months ended March 31, 2010. Despite these encouraging signs of improvement, the levels of spending and production remain below their expansion peaks, and the global economic environment remains challenging. Most prominently, unemployment and underemployment levels are very elevated and household debt levels are very high, businesses remain reticent to hire and the real estate markets remain stressed. Losses and criticized loan levels have improved, but remain elevated, and our nonperforming loans are still increasing, although at a slower pace. In addition, in response to the economic challenges, both consumer and commercial customers continue to reduce debt resulting in a reduction in our loan levels which has negatively impacted net interest income. The impact of continued de-leveraging, as well as charge-offs, will negatively impact our ability to grow loan balances.

    Looking forward, the banking environment and many of the markets in which we conduct business will be influenced by the uneven and fragile global economic recovery, potential for financial turmoil and recent and newly proposed financial reforms. The elevation of the European Union financial crisis may spread and adversely affect global and U.S. capital markets. In this uneasy environment, imposition of new U.S. and global financial regulations, particularly significantly higher capital and liquidity standards and additional fees, will directly affect the banking industry, and may have adverse effects on the pace of economic recovery.

Regulatory Overview

On January 21, 2010, the Federal Reserve, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation (FDIC) and Office of Thrift Supervision (collectively, joint agencies) issued a final rule regarding risk-based capital requirements related to the impact of the adoption of new consolidation guidance. The impact on the Corporation on January 1, 2010, was an increase in risk-weighted assets of $21.3 billion and a reduction in capital of $9.7 billion. The overall effect of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common ratios of 76 basis points (bps) and 73 bps. For more information, see the Impact of Adopting New Consolidation Guidance section on page 88 and Liquidity Risk and Capital Management beginning on page 120.

On November 12, 2009, the Federal Reserve issued amendments to Regulation E which implements the Electronic Fund Transfer Act. The rules have a compliance date of July 1, 2010. These amendments limit the way we and other banks charge an overdraft fee for non-recurring debit card transactions that overdraw a consumer’s account unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions. We have announced plans to not offer customers the opportunity to opt-in to overdraft services related to non-recurring debit card transactions. However, customers will be able to opt-in on a withdrawal-by-withdrawal basis to access cash through the Bank of America ATM network where the bank is able to alert customers that the transaction may overdraw their account and result in a fee if they choose to proceed. For more information, see Regulatory Initiatives on page 118.

On May 22, 2009, the CARD Act was signed into law. The majority of the CARD Act provisions became effective in February 2010. The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. The provisions of the CARD Act negatively impacted net interest income and card income in the first quarter of 2010 and are expected to negatively impact future net interest income due to the restrictions on our ability to reprice credit cards based on risk, and card income due to restrictions imposed on certain fees. For more information, see Regulatory Initiatives on page 118.

As a result of the recent financial crisis, the financial services industry is facing the possibility of legislative and regulatory changes that would impose significant, adverse changes on its ability to serve both retail and wholesale customers. A proposal is currently being considered to levy a tax or fee on financial institutions with assets in excess of $50 billion to repay the costs of the Troubled Asset Relief Program (TARP), although some versions of the proposed tax would continue even after those costs are repaid. If enacted as proposed, the tax or fee could significantly affect our earnings, either by increasing the costs of our liabilities or causing us to reduce our assets. It remains uncertain whether the tax will be enacted, to whom it would apply, or the amount of the tax we would be required to pay. It is also unclear the extent to which the costs of such a tax could be recouped through higher pricing.

Several proposals could ultimately be adopted that could materially adversely affect certain of our businesses. Some proposals would limit federal preemption of state laws, others would require divestiture of certain proprietary trading activities or limit private equity investments. Current legislation also contains provisions that limit the scope of an institution’s derivatives activities and force certain derivatives activities to be traded on exchanges, potentially diminishing the demand for, and profitability of, certain businesses. Several other proposals would require issuers to retain unhedged interests in any asset that is securitized, potentially severely restricting the secondary market as a source of funding for consumer or commercial lending.

Congress is currently considering and may adopt a provision that would reduce the ability of the government to provide assistance to a financial company that is systemically important to the overall economy in the event of a crisis. Based on an earlier version of the legislation, one ratings agency placed the Corporation and certain other banks on negative outlook. It remains unclear what the final form of this and other legislation will be, whether any of these proposals will ultimately be enacted, or what the reaction of the ratings agencies will be. However, in the event of a credit ratings downgrade, the Corporation’s access to credit markets, liquidity, and its related funding costs would be materially adversely affected. These proposals may also impact the overall economy and certain businesses in which we operate and may also have a material adverse impact on certain assets and liabilities held by the Corporation and other financial companies.

The United Kingdom has adopted increased capital and liquidity requirements for local financial institutions, including regulated United Kingdom subsidiaries of foreign bank holding companies and other financial institutions as well as branches of foreign banks located in the United Kingdom. In addition, the United Kingdom has proposed the creation and production of recovery and resolution plans (commonly referred to as living wills) by such entities. We are currently monitoring the impact of these initiatives.

On April 8, 2010, the United Kingdom enacted into law a one-time employer payroll tax of 50 percent on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The scope of the employees affected by the payroll tax is still subject to some uncertainty and United Kingdom tax authorities intend to issue further interpretive guidance. The impact of this tax on our 2010 payroll tax expense is estimated to be approximately $465 million and will be reflected in our compensation and benefits expense for the three months ending June 30, 2010.

Refer to Item 1A. Risk Factors of the Corporation’s 2009 Annual Report on Form 10-K for additional information on recent or proposed legislative and regulatory initiatives as well as other risks the Corporation is exposed to, including among others enhanced regulatory scrutiny or potential legal liability as a result of the recent financial crisis.

Recent Events

On December 9, 2009, we repurchased all shares of the TARP Preferred Stock, that we issued to the U.S. Treasury in 2008 and early 2009, by using $25.7 billion from excess liquidity and $19.3 billion in proceeds from the sale of 1.3 billion units of Common Equivalent Securities (CES) valued at $15.00 per unit. At the time we repurchased the TARP preferred stock, we did not repurchase the warrants that were issued in connection with the TARP preferred stock. The U.S. Treasury auctioned the warrants in March 2010.

The CES, consisting of Common Equivalent Junior Preferred Stock, Series S (Common Equivalent Stock) and contingent warrants, were issued because we did not have a sufficient number of authorized common shares available for issuance at the time we repurchased the TARP preferred stock. The Corporation held a special meeting of shareholders on February 23, 2010 at which we obtained stockholder approval of an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock, and following the effective date of the amendment, on February 24, 2010, the Common Equivalent Stock automatically converted in full into our common stock; the contingent warrants expired without having become exercisable and the CES ceased to exist.

On September 30 2009, the Corporation reached an agreement to sell the long-term asset management business of Columbia to Ameriprise Financial, Inc., for consideration of approximately $900 million to $1.2 billion subject to certain adjustments including, among other factors, assets under management (AUM) net flows. This includes the management of Columbia’s equity and fixed-income mutual funds and separate accounts. The transaction closed on April 30, 2010 and will not have a material impact on our financial condition or results of operations.

Recent Accounting Developments

On January 1, 2010, the Corporation adopted new Financial Accounting Standards Board (FASB) accounting guidance on transfers of financial assets and consolidation of variable interest entities (VIEs). This new accounting guidance revises sale accounting criteria for transfers of financial assets, including elimination of the concept of and accounting for qualifying special purpose entities (QSPEs), and significantly changes the criteria for consolidation of a VIE. As described more fully in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements, the Corporation routinely transfers mortgage loans, credit card receivables and other financial instruments to special purpose entities (SPEs) that, prior to January 1, 2010, met the definition of a QSPE, which was not previously subject to consolidation by the transferor. Among other things, the new accounting standards eliminated the concept of a QSPE and as a result, former QSPEs are now subject to the consolidation guidance for VIEs. For more information on the new consolidation guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Performance Overview

Net income was $3.2 billion for the three months ended March 31, 2010, compared to $4.2 billion for the three months ended March 31, 2009. Including preferred stock dividends and accretion, net income applicable to common shareholders was $2.8 billion, or $0.28 per diluted common share, for the three months ended March 31, 2010 compared to $2.8 billion or $0.44 per diluted common share for the three months ended March 31, 2009. Revenue, net of interest expense on a FTE basis, declined $3.8 billion to $32.3 billion for the three months ended March 31, 2010 representing an 11 percent decrease from $36.1 billion in the same period in 2009.

Net interest income on a FTE basis increased $1.3 billion to $14.1 billion for the three months ended March 31, 2010 compared to the same period in 2009. The increase was driven by the impact of adoption of the new consolidation guidance and deposit pricing, partially offset by lower commercial and consumer loan levels and lower yields on the credit card portfolio. The net interest yield on a FTE basis increased 23 bps to 2.93 percent for the three months ended March 31, 2010 compared to the same period in 2009, due to the factors stated above.

Noninterest income decreased $5.1 billion to $18.2 billion for the three months ended March 31, 2010 compared to the same period in 2009. Lower mortgage banking income and decreases in both card income and equity investment income drove the decline. Mortgage banking income decreased due to less favorable MSR results, net of hedges, and lower production volume and margins. Card income declined due to the adoption of new consolidation guidance and the CARD Act, while equity investment income was impacted by the absence of prior year pre-tax gains of $1.9 billion related to the sale of portions of our investment in China Construction Bank (CCB). In addition, other noninterest income declined due to lower credit valuation gains recorded on certain Merrill Lynch structured notes of $226 million for the three months ended March 31, 2010 compared to $2.2 billion in the same period in 2009.

The provision for credit losses decreased $3.6 billion to $9.8 billion for the three months ended March 31, 2010 compared to the same period in 2009, reflecting improvement in the economy which drove decreased credit costs in both the consumer and commercial portfolios partially offset by higher net charge-offs due to the adoption of new consolidation guidance.

Noninterest expense increased five percent to $17.8 billion from $17.0 billion a year earlier as personnel costs and other general operating expenses rose. Pre-tax merger and restructuring charges declined to $521 million from $765 million a year earlier.

Segment Results

Effective January 1, 2010, management realigned the former Global Banking and Global Markets business segments into Global Commercial Banking and GBAM. Prior period amounts have been reclassified to conform to the current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation. For additional information related to the business segments, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Table 2
Business Segment Results
	Three Months Ended March 31
	Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2010	2009	2010	2009
Deposits	$3,632	$3,372	$683	$600
Global Card Services (2)	6,804	7,448	952	(1,752)
Home Loans & Insurance	3,624	5,235	(2,071)	(494)
Global Commercial Banking	3,007	2,683	713	(30)
Global Banking & Markets	9,776	8,981	3,218	2,509
Global Wealth & Investment Management	4,409	4,346	497	479
All Other (2)	1,038	4,015	(810)	2,935
Total FTE basis	32,290	36,080	3,182	4,247
FTE adjustment	(321)	(322)	-	-
Total Consolidated	$31,969	$35,758	$3,182	$4,247

(1)

Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP measure. For more information on this measure and a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 91.

(2)

For the three months ended March 31, 2009, Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other. For the three months ended March 31, 2010, Global Card Services and All Other are presented in accordance with new consolidation guidance. Accordingly, current period Global Card Services results are comparable to prior period results that are presented on a managed basis. For more information on the new consolidation guidance, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. For more information on the reconciliation of Global Card Services and All Other, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Deposits net income increased due to higher revenues partially offset by higher noninterest expense. Revenue increased mainly due to growth in deposits as well as improved spreads. Noninterest expense increased as a higher percentage of the retail distribution costs primarily related to banking centers shifted to Deposits from the other consumer segments.

Global Card Services reported net income compared to a net loss a year ago as credit costs declined reflecting continued improvement in the U.S. economy. Net revenue declined due to lower net interest income from a decrease in average loans and lower fee income resulting from the implementation of the CARD Act. Provision for credit losses decreased due to lower delinquencies and lower expected losses from the improved economic outlook which drove reserve reductions during the quarter. Noninterest expense declined as a higher percentage of the retail distribution costs primarily related to banking centers shifted to Deposits.

Home Loans & Insurance net loss widened as lower revenue combined with increased expenses and elevated credit costs negatively impacted results. Net revenue decreased primarily due to less favorable MSR performance and lower loan production income compared to the same period in 2009. The provision for credit losses increased driven by higher reserve additions due to continued stress in the housing market, the impact of certain modified loans that were written down to the underlying collateral value and higher home equity net charge-offs due to the adoption of new consolidation guidance. Noninterest expense rose due to expenses related to higher litigation costs and default management activities, including loss mitigation efforts.

Global Commercial Banking net income increased driven by lower credit costs and increased revenue primarily from higher net interest income. Net interest income increased as improved loan spreads on new, renewed and amended facilities more than offset the decline in loan balances due to reduced demand. Net interest income also benefited from strong deposit growth as clients remain very liquid, partially offset by narrower spreads on deposits. The provision for credit losses decreased primarily driven by lower credit costs in the retail dealer-related portfolio and stabilization across most commercial portfolios.

GBAM net income increased due to strong performance in sales and trading revenue. Noninterest income increased due to continued strong core trading results and lower write-downs on legacy assets, partially offset by lower gains on derivative liabilities related to our credit spreads. Noninterest expense decreased due to merger-related savings and a change in compensation that delivers a greater portion of incentive pay over time.

GWIM net income increased due to the impact of higher revenue due to increased investment and brokerage services income and the absence of support for cash funds as compared to the same period a year ago. These items were partially offset by lower net interest income due to the impact of the migration of certain deposits and loan balances to Deposits and Home Loans & Insurance.

All Other reported a net loss due to lower net revenue and increases in provision for credit losses and noninterest expense. Net revenue decreased as a result of lower gains related to credit valuation adjustments on Merrill Lynch structured notes compared to the same period a year ago. The increase in the provision for credit losses was driven by the impact of the new consolidation guidance and higher credit costs in the Countrywide purchased credit-impaired discontinued real estate portfolio, partially offset by lower reserve additions related to the residential mortgage portfolio. Noninterest expense increased due to higher personnel, general operating and other expenses.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis increased $1.3 billion to $14.1 billion for the three months ended March 31, 2010 compared to the same period in 2009. The increase was due to the impact of adoption of new consolidation guidance which contributed approximately $2.0 billion to the increase from the prior year. Additionally, net interest income benefited from deposit pricing partially offset by lower commercial and consumer loan levels and lower yields on the credit card portfolio. The net interest yield on a FTE basis increased 23 bps to 2.93 percent for the three months ended March 31, 2010 compared to the same period in 2009 due to the factors stated above.

Noninterest Income

Table 3 Noninterest Income
	Three Months Ended March 31
(Dollars in millions)	2010	2009
Card income	$1,976	$2,865
Service charges	2,566	2,533
Investment and brokerage services	3,025	2,963
Investment banking income	1,240	1,055
Equity investment income	625	1,202
Trading account profits	5,236	5,201
Mortgage banking income	1,500	3,314
Insurance income	715	688
Gains on sales of debt securities	734	1,498
Other income	1,204	2,313
Net impairment losses recognized in earnings on available-for-sale debt securities	(601)	(371)
Total noninterest income	$18,220	$23,261

Noninterest income decreased $5.0 billion to $18.2 billion for the three months ended March 31, 2010 compared to the same period in 2009. The following items highlight the significant changes.

•

Card income decreased $889 million primarily due to the impact of adoption of new consolidation guidance coupled with lower fee income from the implementation of the CARD Act and lower cash volumes. These items were partially offset by an increase in interchange income due to higher retail volume.

•	Investment banking income increased $185 million due to higher equity and debt issuance fees.

•

Equity investment income decreased $577 million due to the absence of the $1.9 billion pre-tax CCB related gain recorded during the prior year and a $331 million loss from the sale of our $2.7 billion discretionary equity securities portfolio partially offset by valuation gains related to selected investments in Global Principal Investing.

•

Trading account profits remained relatively flat with an increase of $35 million due to offsetting items including improved market conditions, increased liquidity and reduced write-downs on legacy assets partially offset by reduced credit valuation adjustments on derivative liabilities.

•

Mortgage banking income decreased $1.8 billion due to lower production and servicing income of $969 million and $845 million, respectively. The decrease in production income was primarily driven by lower production volume and margins and lower servicing income was due to less favorable MSR performance, net of hedges.

•	Gains on sales of debt securities decreased $764 million driven by lower sales of agency mortgage-backed securities (MBS).

•

Other income decreased by $1.1 billion due to lower credit valuation adjustments recorded on Merrill Lynch structured notes compared to the prior year partially offset by reduced write-downs on legacy assets.

•	Net impairment losses recognized in earnings on available-for-sale (AFS) debt securities increased $230 million driven by losses on non-agency collateralized mortgage obligations (CMOs).

Provision for Credit Losses

The provision for credit losses decreased $3.6 billion to $9.8 billion for the three months ended March 31, 2010 compared to the same period in 2009.

The consumer portion of the provision for credit losses decreased $2.4 billion to $8.3 billion for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was due to reserve reductions in 2010 compared to reserve additions in 2009. The reserve reductions resulted from lower delinquencies and lower losses in the consumer credit card and unsecured consumer lending portfolios resulting from an improving economic outlook. Consumer real estate reserves were increased in the three months ended March 31, 2010 amid continued stress in the housing markets, however, at lower levels than the same period in the prior year. This improvement was partially offset by higher net charge-offs due to the impact of the adoption of new consolidation guidance resulting in the consolidation of certain securitized loan balances in our consumer credit card and home equity portfolios. In the consumer purchased credit-impaired portfolios, the addition to reserves to reflect further reductions in expected principal cash flows was $846 million in the first three months of 2010 compared to $853 million a year earlier.

The commercial portion of the provision for credit losses including the provision for unfunded lending commitments decreased $1.2 billion to $1.5 billion for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was due to a reserve reduction in the small business portfolio in 2010 compared to reserve additions in 2009 due to improved credit quality and changes in lending criteria implemented in 2008 and 2009.

Net charge-offs totaled $10.8 billion, or 4.44 percent of average loans and leases for the three months ended March 31, 2010 compared with $6.9 billion, or 2.85 percent for the three months ended March 31, 2009. The increase in net charge-offs was due to the impact of adoption of new consolidation guidance resulting in consolidating certain securitized loan balances in our consumer credit card and home equity portfolios and losses on modified consumer real estate loans that were written down to the underlying collateral value.

Noninterest Expense

Table 4 Noninterest Expense
	Three Months Ended March 31
(Dollars in millions)	2010	2009
Personnel	$9,158	$8,768
Occupancy	1,172	1,128
Equipment	613	622
Marketing	487	521
Professional fees	517	405
Amortization of intangibles	446	520
Data processing	648	648
Telecommunications	330	327
Other general operating	3,883	3,298
Merger and restructuring charges	521	765
Total noninterest expense	$17,775	$17,002

Noninterest expense increased $773 million to $17.8 billion for the three months ended March 31, 2010 compared to the same period in 2009. The increase was driven by higher personnel costs and litigation costs in other general operating expenses partially offset by a decrease in merger and restructuring charges of $244 million.

Income Tax Expense

Income tax expense was $1.2 billion for the three months ended March 31, 2010 compared to $1.1 billion for the same period in 2009 and resulted in an effective tax rate of 27.5 percent compared to 21.0 percent in the prior year. The increase in the effective tax rate was primarily due to permanent tax preference items offsetting a lower percentage of pre-tax earnings.

Long-standing deferral provisions applicable to active finance income earned by certain foreign subsidiaries expired for taxable years beginning on or after January 1, 2010. The impact of the expiration of these provisions, which is dependent upon the amount, composition and geographic mix of our 2010 earnings, resulted in additional income tax expense of $133 million for the three months ended March 31, 2010. If these deferral provisions were to be re-enacted retroactive to January 1, 2010, which we expect to occur, this tax and any additional amounts recorded to date would be reversed. For more information on these provisions, refer to page 21 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Balance Sheet Analysis

Table 5 Selected Balance Sheet Data
			Average Balance
			Three Months Ended March 31
(Dollars in millions)	March 31, 2010	December 31, 2009	2010	2009
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$197,038	$189,933	$266,070	$244,280
Trading account assets	206,018	182,206	214,542	237,350
Debt securities	316,360	311,441	311,136	286,249
Loans and leases	976,042	900,128	991,615	994,121
All other assets (1)	643,242	639,591	726,397	757,134
Total assets	$2,338,700	$2,223,299	$2,509,760	$2,519,134
Liabilities
Deposits	$976,102	$991,611	$981,015	$964,081
Federal funds purchased and securities loaned or sold under agreements to repurchase	270,601	255,185	416,078	395,349
Trading account liabilities	82,532	65,432	90,134	69,481
Commercial paper and other short-term borrowings	85,406	69,524	92,254	196,579
Long-term debt	511,653	438,521	513,634	446,975
All other liabilities	182,583	171,582	186,754	217,903
Total liabilities	2,108,877	1,991,855	2,279,869	2,290,368
Shareholders’ equity	229,823	231,444	229,891	228,766
Total liabilities and shareholders’ equity	$2,338,700	$2,223,299	$2,509,760	$2,519,134

(1)	All other assets is presented net of allowance for loan and lease losses for the period-end and average balances.

Impact of Adopting New Consolidation Guidance

On January 1, 2010, the Corporation adopted new consolidation guidance resulting in the consolidation of certain former QSPEs and VIEs that were not recorded on the Corporation’s Consolidated Balance Sheet prior to that date. The adoption of this new consolidation guidance resulted in a net incremental increase in assets of $100.4 billion, including $69.7 billion resulting from consolidation of credit card trusts and $30.7 billion from consolidation of other SPEs including multi-seller conduits, and a net increase of $106.7 billion in total liabilities, including $84.4 billion of long-term debt. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and a $10.8 billion increase in the allowance for loan and lease losses, the majority of which relates to credit card receivables. The Corporation recorded a $6.2 billion charge, net of tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new consolidation guidance due primarily to the increase in the allowance for loan and lease losses, and a $116 million charge to accumulated other comprehensive income (OCI). The initial recording of these assets, related allowance for loan and lease losses, and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on consolidated results of operations. For additional detail on the impact of adopting this new consolidation guidance, refer to Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

Assets

At March 31, 2010, total assets were $2.3 trillion, an increase of $115.4 billion from December 31, 2009. Changes from year end were largely attributable to the impact of adopting new consolidation guidance which increased loan balances, primarily in the credit card, commercial – domestic and home equity portfolios, partially offset by an increase in the allowance for loan and lease losses. The impact of this new consolidation guidance was offset by lower consumer and commercial loan balances and loans held-for-sale (LHFS). Trading account assets increased as a result of the new consolidation guidance and higher levels of fixed-income securities. In addition, all other assets grew driven by an increase in cash and cash equivalents due to increased liquidity as a result of reduced loan demand.

For the three months ended March 31, 2010, average total assets decreased $9.4 billion compared to the same period in 2009. The decrease was due to lower loan balances, partially offset by the impact of adopting new consolidation guidance and an increase in debt securities driven by asset and liability management (ALM) activities. Changes in trading account assets, and all other assets were due to mark-to-market adjustments.

Liabilities and Shareholders’ Equity

At March 31, 2010, total liabilities were $2.1 trillion, an increase of $117.0 billion from December 31, 2009. The increase in total liabilities was attributable to the impact of adopting new consolidation guidance which increased long-term debt and short-term borrowings. In addition, changes in trading account liabilities reflected trading activity in fixed-income securities, including derivative portfolio hedges.

For the three months ended March 31, 2010, average total liabilities decreased $10.5 billion compared to the same period in 2009. The decrease was due to lower short-term borrowings, substantially offset by the impact of adopting new consolidation guidance and higher noninterest bearing deposits.

As of March 31, 2010, shareholders’ equity was $229.8 billion, a decrease of $1.6 billion from December 31, 2009. The decrease was attributable to the impact of adopting new consolidation guidance as we recorded a $6.2 billion charge to retained earnings due primarily to the increase in the allowance for loan and lease losses. The charge to retained earnings was partially offset by net income recorded during the three months ended March 31, 2010.

For the three months ended March 31, 2010, average shareholders’ equity increased $1.1 billion compared to the same period in 2009 driven by the same factors stated above offset by a reduction in accumulated other comprehensive loss.

Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management functions, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and for our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these functions requires the use of balance sheet and capital related limits including spot, average and risk-weighted asset limits, particularly in our trading businesses. It is important to note that our leverage ratio is calculated on an average basis.

Table 6 Selected Quarterly Financial Data
	2010 Quarter	2009 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First

Income statement
Net interest income	$13,749	$11,559	$11,423	$11,630	$12,497
Noninterest income	18,220	13,517	14,612	21,144	23,261
Total revenue, net of interest expense	31,969	25,076	26,035	32,774	35,758
Provision for credit losses	9,805	10,110	11,705	13,375	13,380
Noninterest expense, before merger and restructuring charges	17,254	15,852	15,712	16,191	16,237
Merger and restructuring charges	521	533	594	829	765
Income (loss) before income taxes	4,389	(1,419)	(1,976)	2,379	5,376
Income tax expense (benefit)	1,207	(1,225)	(975)	(845)	1,129
Net income (loss)	3,182	(194)	(1,001)	3,224	4,247
Net income (loss) applicable to common shareholders	2,834	(5,196)	(2,241)	2,419	2,814
Average common shares issued and outstanding (in thousands)	9,177,468	8,634,565	8,633,834	7,241,515	6,370,815
Average diluted common shares issued and outstanding (in thousands)	10,005,254	8,634,565	8,633,834	7,269,518	6,393,407
Performance ratios
Return on average assets	0.51%	n/m	n/m	0.53%	0.68%
Return on average common shareholders’ equity	5.73	n/m	n/m	5.59	7.10
Return on average tangible common shareholders’ equity (1)	9.79	n/m	n/m	12.68	16.15
Return on average tangible shareholders’ equity (1)	9.55	n/m	n/m	8.86	12.42
Total ending equity to total ending assets	9.83	10.41%	11.45%	11.32	10.32
Total average equity to total average assets	9.16	10.35	10.71	10.03	9.08
Dividend payout	3.57	n/m	n/m	3.56	2.28
Per common share data
Earnings (loss)	$0.28	$(0.60)	$(0.26)	$0.33	$0.44
Diluted earnings (loss)	0.28	(0.60)	(0.26)	0.33	0.44
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	21.12	21.48	22.99	22.71	25.98
Tangible book value (1)	11.70	11.94	12.00	11.66	10.88
Market price per share of common stock
Closing	$17.85	$15.06	$16.92	$13.20	$6.82
High closing	18.04	18.59	17.98	14.17	14.33
Low closing	14.45	14.58	11.84	7.05	3.14
Market capitalization	$179,071	$130,273	$146,363	$114,199	$43,654
Average balance sheet
Total loans and leases	$991,615	$905,913	$930,255	$966,105	$994,121
Total assets	2,509,760	2,421,531	2,390,675	2,420,317	2,519,134
Total deposits	981,015	995,160	989,295	974,892	964,081
Long-term debt	513,634	445,440	449,974	444,131	446,975
Common shareholders’ equity	200,380	197,123	197,230	173,497	160,739
Total shareholders’ equity	229,891	250,599	255,983	242,867	228,766
Asset quality (2)
Allowance for credit losses (3)	$48,356	$38,687	$37,399	$35,777	$31,150
Nonperforming loans, leases and foreclosed properties (4)	35,925	35,747	33,825	30,982	25,632
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	4.82%	4.16%	3.95%	3.61%	3.00%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	139	111	112	116	122
Net charge-offs	$10,797	$8,421	$9,624	$8,701	$6,942
Net charge-offs as a percentage of average loans and leases outstanding (4)	4.44%	3.71%	4.13%	3.64%	2.85%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	3.46	3.75	3.51	3.12	2.47
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	3.69	3.98	3.72	3.31	2.64
Ratio of the allowance for loan and lease losses at period end to net charge-offs	1.07	1.11	0.94	0.97	1.03
Capital ratios (period end)
Risk-based capital:
Tier 1 common	7.60%	7.81%	7.25%	6.90%	4.49%
Tier 1	10.23	10.40	12.46	11.93	10.09
Total	14.47	14.66	16.69	15.99	14.03
Tier 1 leverage	6.46	6.91	8.39	8.21	7.07
Tangible equity (1)	6.03	6.42	7.55	7.39	6.42
Tangible common equity (1)	5.23	5.57	4.82	4.67	3.13

(1)

Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 91.

(2)

For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 130 and Commercial Portfolio Credit Risk Management beginning on page 145.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)

Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 142 and corresponding Table 28 on page 144.

n/m = not meaningful

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

As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many bps we are earning over the cost of funds. During our annual planning process, we set efficiency targets for the Corporation and each line of business. We believe the use of this non-GAAP measure provides additional clarity in assessing our results. Targets vary by year and by business and are based on a variety of factors including maturity of the business, competitive environment, market factors, and other items including our risk appetite.

We evaluate our business based on ratios that utilize tangible equity. Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of common shareholders’ equity plus CES less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. ROTE measures our earnings contribution as a percentage of average shareholders’ equity reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible common equity ratio represents common shareholders’ equity plus CES less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible equity ratio represents total shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. Tangible book value per common share represents ending common shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by ending common shares outstanding. These measures are used to evaluate our use of equity (i.e., capital). In addition, profitability, relationship and investment models all use ROTE as key measures to support our overall growth goals. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation.

The aforementioned performance measures and ratios are presented in Table 6.

Table 7 Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Three Months Ended March 31
(Dollars in millions)	2010	2009
Fully taxable-equivalent basis data
Net interest income	$14,070	$12,819
Total revenue, net of interest expense	32,290	36,080
Net interest yield	2.93%	2.70%
Efficiency ratio	55.05	47.12
Reconciliation of net interest income to net interest income fully taxable-equivalent basis
Net interest income	$13,749	$12,497
Fully taxable-equivalent adjustment	321	322
Net interest income fully taxable-equivalent basis	$14,070	$12,819
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense fully taxable-equivalent basis
Total revenue, net of interest expense	$31,969	$35,758
Fully taxable-equivalent adjustment	321	322
Total revenue fully taxable-equivalent basis	$32,290	$36,080
Reconciliation of income tax expense to income tax expense fully taxable-equivalent basis
Income tax expense	$1,207	$1,129
Fully taxable-equivalent adjustment	321	322
Income tax expense fully taxable-equivalent basis	$1,528	$1,451
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$200,380	$160,739
Common Equivalent Securities	11,760	-
Goodwill	(86,334)	(84,584)
Intangible assets (excluding MSRs)	(11,906)	(9,461)
Related deferred tax liabilities	3,497	3,977
Tangible common shareholders’ equity	$117,397	$70,671
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$229,891	$228,766
Goodwill	(86,334)	(84,584)
Intangible assets (excluding MSRs)	(11,906)	(9,461)
Related deferred tax liabilities	3,497	3,977
Tangible shareholders’ equity	$135,148	$138,698
Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$211,859	$166,272
Goodwill	(86,305)	(86,910)
Intangible assets (excluding MSRs)	(11,548)	(13,703)
Related deferred tax liabilities	3,396	3,958
Tangible common shareholders’ equity	$117,402	$69,617
Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$229,823	$239,549
Goodwill	(86,305)	(86,910)
Intangible assets (excluding MSRs)	(11,548)	(13,703)
Related deferred tax liabilities	3,396	3,958
Tangible shareholders’ equity	$135,366	$142,894
Reconciliation of period end assets to period end tangible assets
Assets	$2,338,700	$2,321,963
Goodwill	(86,305)	(86,910)
Intangible assets (excluding MSRs)	(11,548)	(13,703)
Related deferred tax liabilities	3,396	3,958
Tangible assets	$2,244,243	$2,225,308

Core Net Interest Income

We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section beginning on page 107, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. In addition, prior periods are presented on a managed basis which adjusted for loans that we originated and subsequently sold into credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, was recorded for securitized assets as we are compensated for servicing the securitized assets and recorded servicing income and gains or losses on securitizations, where appropriate. Current period is presented in accordance with new consolidation guidance. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, which adjust for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation provides additional clarity in managing our results.

Table 8
Core Net Interest Income
	Three Months Ended March 31
(Dollars in millions)	2010	2009
Net interest income (1)
As reported	$14,070	$12,819
Impact of market-based net interest income (2)	(1,188)	(1,895)
Core net interest income	12,882	10,924
Impact of securitizations (3)	n/a	2,749
Core net interest income (4)	$12,882	$13,673
Average earning assets
As reported	$1,933,060	$1,912,483
Impact of market-based earning assets (2)	(527,319)	(489,814)
Core average earning assets	1,405,741	1,422,669
Impact of securitizations (5)	n/a	91,567
Core average earning assets (4)	$1,405,741	$1,514,236
Net interest yield contribution (1, 6)
As reported	2.93%	2.70%
Impact of market-based activities (2)	0.76	0.39
Core net interest yield on earning assets	3.69	3.09
Impact of securitizations	n/a	0.54
Core net interest yield on earning assets (4)	3.69%	3.63%

(1)	FTE basis

(2)	Represents the impact of market-based amounts included in GBAM.

(3)	Represents the impact of securitizations utilizing actual bond costs which is different from the business segment view which utilizes funds transfer pricing methodologies.

(4)	Prior period is presented on a managed basis.

(5)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.

(6)	Calculated on an annualized basis.

n/a = not applicable

For the three months ended March 31, 2010, core net interest income decreased approximately $800 million to $12.9 billion compared to core net interest income on a managed basis of $13.7 billion for the same period in 2009. The decrease was driven by lower consumer loan levels compared to managed consumer loan levels for the same period in 2009, lower commercial loan levels and lower yields for the credit card portfolio.

For the three months ended March 31, 2010, core average earning assets decreased $108.5 billion to $1.4 trillion compared to core average earning assets on a managed basis of $1.5 trillion for the same period in 2009 primarily due to lower commercial loan levels and lower consumer loan levels compared to managed consumer loan levels for the same period in 2009.

For the three months ended March 31, 2010, core net interest yield increased six bps to 3.69 percent compared to core net interest yield on a managed basis of 3.63 percent for the same period in 2009 primarily due to improved deposit pricing and a change in the mix of deposits.

Table 9

Quarterly Average Balances and Interest Rates – FTE Basis

	First Quarter 2010			Fourth Quarter 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$27,600	$153	2.25%	$28,566	$220	3.06%
Federal funds sold and securities borrowed or purchased under agreements to resell	266,070	448	0.68	244,914	327	0.53
Trading account assets	214,542	1,795	3.37	218,787	1,800	3.28
Debt securities (1)	311,136	3,173	4.09	279,231	2,921	4.18
Loans and leases (2):
Residential mortgage (3)	243,833	3,100	5.09	236,883	3,108	5.24
Home equity	152,536	1,586	4.20	150,704	1,613	4.26
Discontinued real estate	14,433	153	4.24	15,152	174	4.58
Credit card – domestic	125,353	3,370	10.90	49,213	1,336	10.77
Credit card – foreign	29,872	906	12.30	21,680	605	11.08
Direct/Indirect consumer (4)	100,920	1,302	5.23	98,938	1,361	5.46
Other consumer (5)	3,002	48	6.35	3,177	50	6.33
Total consumer	669,949	10,465	6.30	575,747	8,247	5.70
Commercial – domestic	202,662	1,970	3.94	207,050	2,090	4.01
Commercial real estate (6)	68,526	575	3.40	71,352	595	3.31
Commercial lease financing	21,675	304	5.60	21,769	273	5.04
Commercial – foreign	28,803	264	3.72	29,995	287	3.78
Total commercial	321,666	3,113	3.92	330,166	3,245	3.90
Total loans and leases	991,615	13,578	5.53	905,913	11,492	5.05
Other earning assets	122,097	1,052	3.50	130,487	1,222	3.72
Total earning assets (7)	1,933,060	20,199	4.22	1,807,898	17,982	3.96
Cash and cash equivalents	196,911			230,618
Other assets, less allowance for loan and lease losses	379,789			383,015
Total assets	$2,509,760			$2,421,531

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,126	$43	0.50%	$33,749	$54	0.63%
NOW and money market deposit accounts	416,110	341	0.33	392,212	388	0.39
Consumer CDs and IRAs	166,189	567	1.38	192,779	835	1.72
Negotiable CDs, public funds and other time deposits	19,763	63	1.31	31,758	82	1.04
Total domestic interest-bearing deposits	637,188	1,014	0.65	650,498	1,359	0.83
Foreign interest-bearing deposits:
Banks located in foreign countries	18,338	32	0.70	16,477	30	0.73
Governments and official institutions	6,493	3	0.21	6,650	4	0.23
Time, savings and other	54,104	73	0.55	54,469	79	0.57
Total foreign interest-bearing deposits	78,935	108	0.55	77,596	113	0.58
Total interest-bearing deposits	716,123	1,122	0.64	728,094	1,472	0.80
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	508,332	817	0.65	450,538	658	0.58
Trading account liabilities	90,134	660	2.97	83,118	591	2.82
Long-term debt	513,634	3,530	2.77	445,440	3,365	3.01
Total interest-bearing liabilities (7)	1,828,223	6,129	1.35	1,707,190	6,086	1.42
Noninterest-bearing sources:
Noninterest-bearing deposits	264,892			267,066
Other liabilities	186,754			196,676
Shareholders’ equity	229,891			250,599
Total liabilities and shareholders' equity	$2,509,760			$2,421,531
Net interest spread			2.87%			2.54%
Impact of noninterest-bearing sources			0.06			0.08
Net interest income/yield on earning assets		$14,070	2.93%		$11,896	2.62%

(1)	Yields on AFS debt securities are calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(2)

Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased credit-impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)

Includes foreign residential mortgage loans of $538 million in the first quarter of 2010, and $550 million, $662 million, $650 million and $627 million in the fourth, third, second and first quarters of 2009, respectively.

(4)

Includes foreign consumer loans of $8.1 billion in the first quarter of 2010, and $8.6 billion, $8.4 billion, $8.0 billion and $7.1 billion in the fourth, third, second and first quarters of 2009, respectively.

(5)

Includes consumer finance loans of $2.2 billion in the first quarter of 2010, and $2.3 billion, $2.4 billion, $2.5 billion and $2.6 billion in the fourth, third, second and first quarters of 2009, respectively; and other foreign consumer loans of $664 million in the first quarter of 2010, and $689 million, $700 million, $640 million and $596 million in the fourth, third, second and first quarters of 2009, respectively.

(6)

Includes domestic commercial real estate loans of $65.6 billion in the first quarter of 2010, and $68.2 billion, $70.7 billion, $72.8 billion and $70.9 billion in the fourth, third, second and first quarters of 2009, respectively; and foreign commercial real estate loans of $3.0 billion in the first quarter of 2010, and $3.1 billion, $3.6 billion, $2.8 billion and $1.3 billion in the fourth, third, second and first quarters of 2009, respectively.

(7)

Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets by $272 million in the first quarter of 2010, and $248 million, $136 million, $11 million and $61 million in the fourth, third, second and first quarters of 2009, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on liabilities by $970 million in the first quarter of 2010, and $1.1 billion, $873 million, $550 million and $512 million in the fourth, third, second and first quarters of 2009, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 169.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2009			Second Quarter 2009			First Quarter 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$29,485	$133	1.79%	$25,604	$169	2.64%	$26,158	$191	2.96%
Federal funds sold and securities borrowed or purchased under agreements to resell	223,039	722	1.28	230,955	690	1.20	244,280	1,155	1.90
Trading account assets	212,488	1,909	3.58	199,820	2,028	4.07	237,350	2,499	4.24
Debt securities (1)	263,712	3,048	4.62	255,159	3,353	5.26	286,249	3,902	5.47
Loans and leases (2):
Residential mortgage (3)	241,924	3,258	5.38	253,803	3,489	5.50	265,121	3,680	5.57
Home equity	153,269	1,614	4.19	156,599	1,722	4.41	158,575	1,787	4.55
Discontinued real estate	16,570	219	5.30	18,309	303	6.61	19,386	386	7.97
Credit card – domestic	49,751	1,349	10.76	51,721	1,380	10.70	58,960	1,601	11.01
Credit card – foreign	21,189	562	10.52	18,825	501	10.66	16,858	454	10.94
Direct/Indirect consumer (4)	100,012	1,439	5.71	100,302	1,532	6.12	100,741	1,684	6.78
Other consumer (5)	3,331	60	7.02	3,298	63	7.77	3,408	64	7.50
Total consumer	586,046	8,501	5.77	602,857	8,990	5.97	623,049	9,656	6.25
Commercial – domestic	216,332	2,132	3.91	231,639	2,176	3.77	240,683	2,485	4.18
Commercial real estate (6)	74,276	600	3.20	75,559	627	3.33	72,206	550	3.09
Commercial lease financing	22,068	178	3.22	22,026	260	4.72	22,056	279	5.05
Commercial – foreign	31,533	297	3.74	34,024	360	4.24	36,127	462	5.18
Total commercial	344,209	3,207	3.70	363,248	3,423	3.78	371,072	3,776	4.12
Total loans and leases	930,255	11,708	5.01	966,105	12,413	5.15	994,121	13,432	5.46
Other earning assets	131,021	1,333	4.05	134,338	1,251	3.73	124,325	1,299	4.22
Total earning assets (7)	1,790,000	18,853	4.19	1,811,981	19,904	4.40	1,912,483	22,478	4.74
Cash and cash equivalents	196,116			204,354			153,007
Other assets, less allowance for loan and lease losses	404,559			403,982			453,644
Total assets	$2,390,675			$2,420,317			$2,519,134

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$34,170	$49	0.57%	$34,367	$54	0.63%	$32,378	$58	0.72%
NOW and money market deposit accounts	356,873	353	0.39	342,570	376	0.44	343,215	440	0.52
Consumer CDs and IRAs	214,284	1,100	2.04	229,392	1,409	2.46	235,787	1,710	2.93
Negotiable CDs, public funds and other time deposits	48,905	118	0.95	39,100	124	1.28	31,188	149	1.94
Total domestic interest-bearing deposits	654,232	1,620	0.98	645,429	1,963	1.22	642,568	2,357	1.49
Foreign interest-bearing deposits:
Banks located in foreign countries	15,941	29	0.73	19,261	37	0.76	26,052	48	0.75
Governments and official institutions	6,488	4	0.23	7,379	4	0.22	9,849	6	0.25
Time, savings and other	53,013	57	0.42	54,307	78	0.58	58,380	132	0.92
Total foreign interest-bearing deposits	75,442	90	0.47	80,947	119	0.59	94,281	186	0.80
Total interest-bearing deposits	729,674	1,710	0.93	726,376	2,082	1.15	736,849	2,543	1.40
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	411,063	1,237	1.19	503,451	1,396	1.11	591,928	2,221	1.52
Trading account liabilities	73,290	455	2.46	62,778	450	2.87	69,481	579	3.38
Long-term debt	449,974	3,698	3.27	444,131	4,034	3.64	446,975	4,316	3.89
Total interest-bearing liabilities (7)	1,664,001	7,100	1.70	1,736,736	7,962	1.84	1,845,233	9,659	2.11
Noninterest-bearing sources:
Noninterest-bearing deposits	259,621			248,516			227,232
Other liabilities	211,070			192,198			217,903
Shareholders’ equity	255,983			242,867			228,766
Total liabilities and shareholders’ equity	$2,390,675			$2,420,317			$2,519,134
Net interest spread			2.49%			2.56%			2.63%
Impact of noninterest-bearing sources			0.12			0.08			0.07
Net interest income/yield on earning assets		$11,753	2.61%		$11,942	2.64%		$12,819	2.70%
For footnotes see page 94.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, GBAM and GWIM, with the remaining operations recorded in All Other. Effective January 1, 2010, we realigned the Global Corporate and Investment Banking portion of the former Global Banking segment with the former Global Markets business segment to form GBAM and to reflect Global Commercial Banking as a standalone segment. Prior period amounts have been reclassified to conform to current period presentation.

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 91. We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s standalone credit, market, interest rate and operational risk components. The nature of these risks is discussed further beginning on page 120. The Corporation benefits from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. Average equity is allocated to the business segments and is affected by the portion of goodwill specifically assigned to them.

For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Deposits

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Net interest income (1)	$2,146	$1,869
Noninterest income:
Service charges	1,479	1,501
All other income	7	2
Total noninterest income	1,486	1,503
Total revenue, net of interest expense	3,632	3,372

Provision for credit losses	37	88
Noninterest expense	2,505	2,323
Income before income taxes	1,090	961
Income tax expense (1)	407	361
Net income	$683	$600

Net interest yield (1)	2.11%	2.02%
Return on average equity	11.49	10.39
Efficiency ratio (1)	68.97	68.89

Balance Sheet

Average
Total earning assets (2)	$412,371	$374,848
Total assets (2)	439,022	400,976
Total deposits	414,167	376,287
Allocated equity	24,110	23,419

Period end	March 31 2010	December 31 2009
Total earning assets (2)	$416,160	$417,690
Total assets (2)	442,480	444,561
Total deposits	417,539	419,583

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes an allocation of ALM activities. In the U.S., we serve approximately 58 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of more than 5,900 banking centers, more than 18,000 domestic-branded ATMs, nationwide call centers and leading online and mobile banking platforms.

Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees.

During the third quarter of 2009, we announced changes in our overdraft fee policies intended to help customers limit overdraft fees. These changes negatively impacted net revenue beginning in the fourth quarter of 2009. In addition, in November 2009, the Federal Reserve issued amendments to Regulation E, effective July 1, 2010, which will negatively impact future service charge revenue in Deposits. For more information on Regulation E, see Regulatory Initiatives beginning on page 118.

During the three months ended March 31, 2010, our active online banking customer base grew to 29.9 million subscribers, a net increase of 250,000 subscribers from December 31, 2009 reflecting our continued focus on increasing the use of alternative banking channels. In addition, our active bill pay users paid $75.5 billion of bills online during the three months ended March 31, 2010 compared to $76.5 billion during the three months ended March 31, 2009.

Deposits includes the net impact of migrating customers and their related deposit balances between the Merrill Lynch Global Wealth Management (MLGWM) business within GWIM and Deposits. During the three months ended March 31, 2010, total deposits of $3.0 billion were migrated from Deposits to MLGWM. Conversely, $6.1 billion was migrated to Deposits from MLGWM during the same period in the prior year. The directional shift was mainly due to client segmentation threshold changes resulting from the Merrill Lynch acquisition. Subsequent to the date of migration, the associated net interest income, service charges and noninterest expense are recorded in the business to which deposits were transferred.

Net income rose $83 million, or 14 percent, to $683 million in the three months ended March 31, 2010 as net revenue rose, partially offset by an increase in noninterest expense. Net interest income increased $277 million, or 15 percent, to $2.1 billion as a result of deposit growth as well as improved spreads. Average deposits grew $37.9 billion, or 10 percent, due to the impact of transfers of certain households’ deposits from the MLGWM business within GWIM and strong organic growth. This increase was partially offset by the expected decline in higher-yielding Countrywide deposits.

Noninterest income remained relatively flat at $1.5 billion. The positive impacts of revenue initiatives were offset by the negative impact of the overdraft policy changes implemented effective in the fourth quarter of 2009 aimed at helping customers limit overdraft fees.

Noninterest expense increased $182 million, or eight percent, as a higher percentage of the retail distribution costs, primarily related to banking centers, shifted to Deposits from the other consumer segments. Also included are FDIC charges of $226 million at March 31, 2010 as compared to $171 million during the same period in 2009.

Global Card Services

	Three Months Ended March 31
(Dollars in millions)	2010	2009 (1)
Net interest income (2)	$4,818	$5,199
Noninterest income:
Card income	1,881	2,114
All other income	105	135
Total noninterest income	1,986	2,249
Total revenue, net of interest expense	6,804	7,448

Provision for credit losses	3,535	8,221
Noninterest expense	1,751	2,039
Income (loss) before income taxes	1,518	(2,812)
Income tax expense (benefit) (2)	566	(1,060)
Net income (loss)	$952	$(1,752)

Net interest yield (2)	10.32%	9.41%
Return on average equity	8.94	n/m
Efficiency ratio (2)	25.74	27.38

Balance Sheet

Average
Total loans and leases	$189,307	$224,013
Total earning assets	189,353	224,013
Total assets	195,874	242,586
Allocated equity	43,176	39,990

Period end	March 31 2010	December 31 2009
Total loans and leases	$181,763	$196,289
Total earning assets	182,267	196,046
Total assets	191,027	212,695

(1)

2009 amounts are presented on a managed basis. For information on managed basis refer to Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

(2)	FTE basis

n/m	= not meaningful

Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. We provide credit card products to customers in the U.S., Canada, Ireland, Spain and the United Kingdom. We offer a variety of co-branded and affinity credit and debit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe. On February 22, 2010, the majority of the provisions in the CARD Act went into effect and negatively affected net interest income during the three months ended March 31, 2010 due to the restrictions on our ability to reprice credit cards based on risk and card income due to restrictions imposed on certain fees. For more information on the CARD Act, see Regulatory Initiatives beginning on page 118.

The Corporation reports its Global Card Services first quarter 2010 results in accordance with new consolidation guidance. Under this new consolidation guidance, we consolidated all credit card trusts. Accordingly, current period results are comparable to prior period results that are presented on a managed basis. For more information on managed basis, refer to Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and for more information on new consolidation guidance, refer to Impact of Adopting New Accounting Guidance on Consolidation on page 88 and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

Global Card Services recorded net income of $952 million in the three months ended March 31, 2010 compared to a net loss of $1.8 billion for the same period of 2009 as credit costs declined, reflecting continued improvement in the U.S. economy. Net revenue decreased due to lower net interest income from the decline in average loans and lower fee income resulting from the implementation of the CARD Act. Provision for credit losses decreased as lower delinquencies and lower expected losses from the improved economic outlook drove reserve reductions during the quarter.

Net interest income decreased to $4.8 billion in the three months ended March 31, 2010 from $5.2 billion for the same period of 2009 due to a decrease in average loans of $34.7 billion, or 15 percent, partially offset by increased loan spreads due to the beneficial impact of lower short-term rates on our funding costs.

Noninterest income decreased $263 million, or 12 percent, to $2.0 billion for the three months ended March 31, 2010 due to decreases in card income of $233 million, or 11 percent. The decrease in card income resulted mainly from a decline in late fees that was driven by the implementation of the CARD Act which reduced fees by $97 million and lower billed fees due to delinquencies of $106 million. In addition, the decrease in card income was driven by lower cash advance fees and overlimit fees. These decreases were partially offset by increased interchange income, primarily due to higher rate and retail volume related to debit card, and the absence of the prior year’s negative valuation adjustment recorded on the interest-only strip.

Provision for credit losses decreased $4.7 billion to $3.5 billion for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to an improved economic outlook, which led to reserve reductions in the consumer card, unsecured consumer lending and small business portfolios in 2010. Reserves were increased for these portfolios during the three months ended March 31, 2009. These items were partially offset by higher net charge-offs, which peaked in the third quarter of 2009 and continue to improve, but remain elevated compared to the same period last year.

Noninterest expense decreased $288 million, or 14 percent, to $1.8 billion for the three months ended March 31, 2010 as a higher percentage of the distribution costs primarily related to banking centers shifted to Deposits from Global Card Services.

The table below and the following discussion present selected key indicators for the Global Card Services segment and credit card portfolios. Credit card includes U.S., Europe and Canada consumer credit card and does not include business card, debit card and unsecured consumer lending.

  Key Statistics

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Global Card Services
Average – total loans:
Securitization impact	n/a	$102,672
Held	$189,307	121,341
Total	$189,307	$224,013

Period end – total loans:
Securitization impact	n/a	$105,392
Held	$181,763	112,140
Total	$181,763	$217,532

Net losses (1):
Amount	$6,011	$5,276
Percent (2)	12.88%	9.55%

Credit Card
Average – total loans:
Securitization impact	n/a	$102,672
Held	$155,225	75,818
Total	$155,225	$178,490

Period end – total loans:
Securitization impact	n/a	$105,392
Held	$149,555	67,960
Total	$149,555	$173,352

Net losses (1):
Amount	$4,594	$3,794
Percent (2)	12.00%	8.62%

(1)	2009 amounts represent charge-offs on held loans combined with realized credit losses associated with the securitized loan portfolio.

(2)	Ratios are calculated as annualized net losses divided by average outstanding loans during the period.

n/a	= not applicable

Global Card Services net charge-offs increased $735 million to $6.0 billion, or 12.88 percent, of average outstandings for the three months ended March 31, 2010 compared to managed losses of $5.3 billion, or 9.55 percent in the same period in 2009. The increase was due to economic deterioration experienced during 2009, which continued to impact results during the three months ended March 31, 2010 resulting in elevated levels of unemployment and underemployment. Net charge-off ratios were further impacted by lower loan balances partially driven by reduced marketing and revised credit criteria.

Credit card net charge-offs increased $800 million to $4.6 billion, or 12.00 percent, of average credit card outstandings, for the three months ended March 31, 2010 compared to managed credit card losses of $3.8 billion, or 8.62 percent, in the same period in 2009. These increases were due to the same factors noted above along with a higher level of bankruptcies.

Home Loans & Insurance

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Net interest income (1)	$1,213	$1,191
Noninterest income:
Mortgage banking income	1,641	3,420
Insurance income	590	581
All other income	180	43
Total noninterest income	2,411	4,044
Total revenue, net of interest expense	3,624	5,235

Provision for credit losses	3,600	3,372
Noninterest expense	3,328	2,655
Loss before income taxes	(3,304)	(792)
Income tax benefit (1)	(1,233)	(298)
Net loss	$(2,071)	$(494)

Net interest yield (1)	2.58%	2.64%
Efficiency ratio (1)	91.81	50.72

Balance Sheet

Average
Total loans and leases	$133,745	$125,544
Total earning assets	190,805	182,811
Total assets	234,116	219,110
Allocated equity	27,280	14,870
Period end	March 31 2010	December 31 2009
Total loans and leases	$132,428	$131,302
Total earning assets	183,898	188,349
Total assets	224,570	232,588

(1)	FTE basis

Home Loans & Insurance generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products are available to our customers through a retail network of more than 5,900 banking centers, mortgage loan officers in nearly 800 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent and wholesale loan acquisition channels. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance.

Home Loans & Insurance includes the impact of transferring customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business to which the customers were transferred. Total home equity loans of $384 million were transferred from GWIM in the three months ended March 31, 2010 compared to $7.6 billion in the same period of 2009.

Home Loans & Insurance recorded a net loss of $2.1 billion in the three months ended March 31, 2010 compared to a net loss of $494 million for the same period in 2009, due to a decline in noninterest income, increased noninterest expense and higher credit costs.

Net interest income grew $22 million, driven primarily by an increase in average LHFS and home equity loans. The $1.6 billion increase in average LHFS was the result of higher balances carrying into the period. The growth in average home equity loans of $9.0 billion, or seven percent, was due primarily to the migration of home equity loans from GWIM to Home Loans & Insurance in the first quarter of 2009 and the consolidation of $4.5 billion of home equity loan securitization trusts due to the impact of the new consolidation guidance. For further information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Noninterest income decreased $1.6 billion to $2.4 billion for the three months ended March 31, 2010 due to declines in mortgage banking income as a result of lower production income due to lower volume and margins resulting from declines in the market demand for refinances. The volume impact of the smaller mortgage market was partially offset by an increase in market share. In addition, the decline in mortgage banking income was driven by lower servicing income due to less favorable MSR results, net of hedges.

Provision for credit losses increased $228 million to $3.6 billion for the three months ended March 31, 2010 compared to the same period in 2009. This increase was due primarily to higher reserve additions amid continued stress in the housing markets, the impact related to certain modified loans that were written-down to the underlying collateral value and net charge-offs related to home equity VIEs that were consolidated under new consolidation guidance. These items were partially offset by a lower reserve addition in the Countrywide purchased credit-impaired home equity portfolio compared with the same period in the prior year.

Noninterest expense increased $673 million to $3.3 billion due to litigation costs and expenses related to default management staff, including loss mitigation efforts.

Mortgage Banking Income

We categorize Home Loans & Insurance mortgage banking income into production and servicing income. Production income is comprised of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and LHFS, the related secondary market execution, and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue for transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio related to the Corporation’s mortgage production retention decisions which is eliminated in All Other.

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

The following table summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2010	2009
Production income	$761	$1,674
Servicing income:
Servicing fees and ancillary income	1,567	1,495
Impact of customer payments	(603)	(1,185)
Fair value changes of MSRs, net of economic hedge results	(259)	1,301
Other servicing-related revenue	175	135
Total net servicing income	880	1,746
Total Home Loans & Insurance mortgage banking income	1,641	3,420
Other business segments’ mortgage banking income (loss) (1)	(141)	(106)
Total consolidated mortgage banking income	$1,500	$3,314

(1)	Includes the effect of transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio in All Other.

Production income of $761 million represented a decrease of $913 million for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was attributable in part to a 15 percent decline in production volume resulting from weaker market demand for refinance transactions partially offset by an increase in our market share. Also contributing to the decline were lower pricing margins due to increased competition. In addition, representations and warranties expense increased to $526 million for the three months ended March 31, 2010 from $434 million in the same period in 2009 due to increased estimates of defaults reflecting uncertainty in the housing markets combined with a higher rate of repurchase or similar requests. For additional information regarding representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Consumer Portfolio Credit Risk Management – Residential Mortgage beginning on page 133.

Net servicing income decreased $866 million for the three months ended March 31, 2010 compared to the same period in 2009 largely due to lower MSR results, net of hedges, partially offset by a decrease in the impact of customer payments. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 173.

The following table presents select key indicators for Home Loans & Insurance.

Home Loans & Insurance Key Statistics
	Three Months Ended March 31
(Dollars in millions, except as noted)	2010		2009
Loan production
Home Loans & Insurance:
First mortgage	$67,313		$79,072
Home equity	1,771		2,923
Total Corporation (1):
First mortgage	69,502		85,218
Home equity	2,027		4,038

	March 31 2010		December 31 2009
Mortgage servicing portfolio (in billions) (2)	$2,144		$2,151
Mortgage loans serviced for investors (in billions)	1,717		1,716
Mortgage servicing rights:
Balance	18,842		19,465
Capitalized mortgage servicing rights (% of loans serviced for investors)	110	bps	113	bps

(1)	In addition to loan production in Home Loans & Insurance, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

First mortgage production in Home Loans & Insurance was $67.3 billion for the three months ended March 31, 2010 compared to $79.1 billion in the same period of 2009. The decrease of $11.8 billion was driven by weaker market demand for refinance transactions partially offset by an increase in market share. Home equity production was $1.8 billion for the three months ended March 31, 2010 compared to $2.9 billion in the same period of 2009. The decrease of $1.1 billion was primarily due to more stringent underwriting guidelines for home equity lines of credit and loans as well as lower consumer demand.

At March 31, 2010, the consumer MSR balance was $18.8 billion, which represented 110 bps of the related unpaid principal balance as compared to $19.5 billion, or 113 bps of the related principal balance at December 31, 2009.

Global Commercial Banking

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Net interest income (1)	$2,189	$1,970
Noninterest income:
Service charges	542	509
All other income	276	204
Total noninterest income	818	713
Total revenue, net of interest expense	3,007	2,683

Provision for credit losses	916	1,765
Noninterest expense	954	961
Income (loss) before income taxes	1,137	(43)
Income tax expense (benefit) (1)	424	(13)
Net income (loss)	$713	$(30)

Net interest yield (1)	3.36%	3.36%
Return on average equity	6.82	n/m
Efficiency ratio (1)	31.71	35.77

Balance Sheet

Average
Total loans and leases	$211,683	$235,386
Total earning assets (2)	263,988	237,729
Total assets (2)	294,505	270,072
Total deposits	143,357	118,489
Allocated equity	42,410	39,468

Period end	March 31 2010	December 31 2009
Total loans and leases	$209,113	$213,181
Total earning assets (2)	270,778	264,512
Total assets (2)	301,132	295,607
Total deposits	145,448	146,899

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

    n/m = not meaningful

Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include business banking and middle-market companies, commercial real estate firms and governments, and are generally defined as companies with sales up to $2 billion. Our lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options.

Global Commercial Banking recorded net income of $713 million for the three months ended March 31, 2010 compared to a net loss of $30 million for the same period in 2009, primarily driven by lower provision and increased revenue.

Net interest income increased $219 million, or 11 percent, as improved loan spreads on new, renewed and amended facilities more than offset the $23.7 billion, or 10 percent, decline in average loan balances due to client deleveraging and lower new loan demand. Net interest income also benefited from the growth in average deposits of $24.9 billion, or 21 percent, as clients remain very liquid, however, this increase was muted by narrowing deposit spreads.

Noninterest income increased $105 million, or 15 percent, to $818 million, due to higher service charges and all other income. All other income increased $72 million, or 35 percent, compared to the prior year mainly driven by a valuation adjustment related to our commitment to purchase certain retail automotive loans. Service charges increased $33 million, or six percent, due to an increase in unfunded loan commitment fees partially offset by lower treasury services charges reflecting lower transaction volumes and higher compensating balances.

The provision for credit losses was $916 million for the three months ended March 31, 2010 compared to $1.8 billion for the three months ended March 31, 2009. The decrease was primarily driven by lower credit costs in the retail dealer-related portfolio and stabilization across most commercial portfolios.

Global Commercial Banking Revenue

Global Commercial Banking revenues can also be categorized as business lending revenue and treasury services revenue.

Business lending revenue increased $255 million, or 16 percent, to $1.9 billion as improved loan spreads on new, renewed and amended facilities more than offset the decline in average loan balances. Additionally, the increase was attributable to the noninterest income factors described above.

Treasury services revenue increased $69 million, or six percent, to $1.1 billion benefitting from the growth in average deposits as clients remained very liquid. However, this increase was muted by narrowing deposit spreads and lower treasury services charges.

Global Banking & Markets

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Net interest income (1)	$2,171	$2,794
Noninterest income:
Investment and brokerage services	636	631
Investment banking income	1,217	1,120
Trading account profits	5,072	4,969
All other income (loss)	680	(533)
Total noninterest income	7,605	6,187
Total revenue, net of interest expense	9,776	8,981

Provision for credit losses	256	347
Noninterest expense	4,386	4,724
Income before income taxes	5,134	3,910
Income tax expense (1)	1,916	1,401
Net income	$3,218	$2,509

Return on average equity	23.64%	22.05%
Efficiency ratio (1)	44.86	52.60

Balance Sheet

Average
Total trading-related assets (2)	$509,492	$538,443
Total loans and leases	101,185	123,061
Total market-based earning assets	527,319	489,814
Total earning assets	623,863	612,046
Total assets	782,415	836,939
Total deposits	104,126	104,029
Allocated equity	55,211	46,147

Period end	March 31 2010	December 31 2009

Total trading-related assets (2)	$441,087	$411,562
Total loans and leases	97,729	97,986
Total market-based earning assets	440,305	404,315
Total earning assets	528,693	502,141
Total assets	685,870	654,057
Total deposits	105,126	102,218

(1)	FTE basis

(2)	Includes assets which are not considered earning assets (i.e., derivative assets).

Global Banking & Markets provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide debt and equity underwriting and distribution capabilities as well as merger-related and other advisory services and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS and asset-backed securities (ABS). Underwriting debt and equity, securities research and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. GBAM is a leader in the global distribution of fixed income, currency and energy commodity products and derivatives. GBAM also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Our corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our corporate clients are generally defined as companies with sales greater than $2 billion. GBAM also includes the results of our merchant processing joint venture, Banc of America Merchant Services, LLC.

Net income increased $709 million to $3.2 billion for the three months ended March 31, 2010 compared to the same period in 2009 due to strong core trading results, increased noninterest income due to reduced write-downs on legacy assets and decreased noninterest expense which were partially offset by lower net interest income. For the three months ended March 31, 2010, net interest income decreased $623 million to $2.2 billion due to lower spreads on trading-related assets and lower average loans and leases, which decreased $21.9 billion, or 18 percent, driven primarily by reduced demand, partially offset by higher earned spreads on deposits. Net interest income is both market-based, which is related to sales and trading, and core, which is related to credit and treasury services. Noninterest income increased $1.4 billion due to increased sales and trading revenue, including decreased write-downs on legacy assets, partially offset by lower gains on derivative liabilities related to our credit spreads. Noninterest expense decreased $338 million attributable to merger-related savings and a change in compensation that delivers a greater portion of incentive pay over time.

GBAM includes sales and trading revenue, investment banking income, business lending revenue and treasury services revenue.

Sales and Trading Revenue

Sales and trading revenue is segregated into fixed-income including investment and noninvestment grade corporate debt obligations, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDO); currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards, swaps and options; and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Sales and trading revenue (1)
Fixed income, currencies and commodities (FICC)	$5,515	$4,768
Equity income	1,530	1,489
Total sales and trading revenue	$7,045	$6,257

(1)	Includes $73 million and $121 million of net interest income on a FTE basis for the three months ended March 31, 2010 and 2009.

Sales and trading revenue increased $788 million to $7.0 billion for the three months ended March 31, 2010, compared to $6.3 billion in the same period in 2009 due to improved market conditions and increased market liquidity. FICC revenue increased $747 million to $5.5 billion for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to credit and structured products which continued to benefit from improved market liquidity, tighter credit spreads and increased demand. Improved results in these businesses and increased demand for mortgage-backed products were partially offset by declines in the rates and currencies businesses. Additionally, we recorded a net credit spread gain on derivative liabilities of $169 million for the three months ended March 31, 2010 compared to $1.7 billion in the same period in 2009, due to a smaller increase in our credit spread during 2010 than what was experienced in the prior year. The reduction in our credit spread gain year over year was offset by the decrease in write-downs on legacy assets.

Write-downs on legacy assets were $34 million as compared to $1.7 billion in the same period in 2009. Write-downs on legacy assets consist primarily of the following items, as well as the results of our CDO exposure.

•

For the three months ended March 31, 2010, we incurred $70 million of losses resulting from our monoline exposure, including our CDS hedge positions, compared to $1.2 billion in losses for the same period in 2009, which reflects the stabilizing credit quality of the monolines. For more information on our CDS position with monoline exposure, see page 111.

•

For the three months ended March 31, 2010, we recorded $195 million of losses, net of hedges, on CMBS funded debt and forward finance commitments compared to losses of $174 million in 2009. These losses were concentrated in the more difficult to hedge floating-rate debt. In addition, we recorded $150 million in losses associated with equity investments we made in acquisition-related financing transactions for the three months ended March 31, 2009, but had no such writedowns for the same period in 2010. At March 31, 2010 and December 31, 2009, we held $4.7 billion and $5.3 billion, of funded and unfunded CMBS exposure of which $3.8 billion and $4.4 billion were primarily floating-rate acquisition-related financings to major, well-known operating companies.

•

We incurred losses in our leveraged loan exposures of $3 million compared to $98 million in the same period in 2009. At March 31, 2010, the carrying value of our leveraged funded positions held for distribution was $2.8 billion, compared to $2.4 billion at December 31, 2009. At March 31, 2010, 98 percent of the carrying value of the leveraged funded positions was senior secured.

•	We recorded a gain of $257 million on structured credit trading products for the three months ended March 31, 2010 compared to a gain of $268 million in the same period in 2009.

•

We recorded a gain of $141 million on auction rate securities (ARS) for the three months ended March 31, 2010 compared to a loss of $77 million in the same period in 2009 which reflects overall spread tightening as well as gains from negotiated tenders back to issuers. At March 31, 2010 and December 31, 2009, we had ARS exposure with a market value of $11.6 billion and $12.8 billion. At March 31, 2010, we had no outstanding buyback commitments to repurchase ARS.

Equity income increased $41 million due to strong derivative demand and stable sales commissions, partially offset by lower financing revenues due to spread tightening.

Investment Banking Income

Product specialists within Global Banking & Markets underwrite and distribute debt and equity securities, and certain other loan products, and provide advisory services. To provide a complete discussion of our consolidated investment banking income, the following table presents total investment banking income for the Corporation, including $1.22 billion of the $1.28 billion for the three months ended March 31, 2010 and $1.12 billion of the $1.14 billion for the three months ended March 31, 2009 recorded in GBAM.

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Investment banking income
Advisory (1)	$167	$329
Debt issuance	773	655
Equity issuance	344	157
	1,284	1,141
Offset for intercompany fees (2)	(44)	(86)
Total investment banking income	$1,240	$1,055

(1)	Advisory includes fees on debt and equity advisory and mergers and acquisitions.

(2)	Represents the offset to fees paid on the Corporation’s transactions.

Investment banking income increased $185 million to $1.2 billion for the three months ended March 31, 2010 compared to the same period in 2009. The increase was largely due to favorable market conditions for equity and debt issuances, partially offset by reduced mergers and acquisitions activity. Equity issuance fees increased $187 million due to strong deal flows and improved market conditions. Debt issuance fees increased $118 million due primarily to increased leveraged finance and investment grade bond issuances. Advisory fees decreased $162 million attributable to a decline in mergers and acquisitions activity.

Business Lending Revenue

Business lending revenue of $969 million increased $97 million, or 11 percent, primarily due to portfolio optimization and gains on the fair value option book, partially offset by unfavorable hedge results. Net interest income benefited marginally from widening credit spreads and higher earnings on economic capital, partially offset by a decline in loan balances due to subdued credit demand resulting from economic conditions and strengthening of capital markets.

Treasury Services Revenue

Treasury services revenue of $675 million decreased $76 million, or 10 percent, driven primarily by decreased noninterest income. The decline was mainly in card income due to the formation of the merchant services joint venture in the second quarter of 2009, which was partially offset by our share in the earnings from the joint venture. Net interest income increased with an improvement in deposit mix between interest bearing and noninterest bearing, and spreads.

During the second quarter of 2009, we entered into a joint venture agreement with First Data Corporation (First Data) to form Banc of America Merchant Services, LLC. The joint venture provides payment solutions, including credit, debit and prepaid cards, and check and e-commerce payments to merchants ranging from small businesses to corporate and commercial clients worldwide. At March 31, 2010, we owned 46.5 percent of the joint venture and we account for our investment under the equity method of accounting. In addition to Bank of America and First Data Corporation, the remaining stake is held by a third party. Under the terms of the venture, the third party investor has the right to put its interest to the joint venture which would have the effect of increasing the Corporation’s ownership interest to 49 percent.

Collateralized Debt Obligation Exposure at March 31, 2010

CDO vehicles hold diversified pools of fixed-income securities and issue multiple tranches of debt securities including commercial paper, mezzanine and equity securities. Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, see Note 8 – Securitizations and Variable Interest Entities to the Consolidated Financial Statements. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

For the three months ended March 31, 2010, we incurred $292 million of losses resulting from our CDO exposure which includes our super senior, warehouse, sales and trading positions, hedging activities and counterparty credit risk valuations. This compares to $525 million in CDO-related losses for the same period in 2009. Included in these losses were $94 million and $209 million of losses related to counterparty risk on our CDO-related exposure. Also included in these losses were other-than-temporary impairment charges of $240 million compared to $306 million in the same period in 2009 related to CDOs and retained positions classified as AFS debt securities.

As presented in the following table at March 31, 2010, our hedged and unhedged super senior CDO exposure before consideration of insurance, net of write-downs, was $2.9 billion. For additional information on our CDO positions, including the super senior CDO exposure in the table below, and our maximum exposure to loss, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

  Super Senior Collateralized Debt Obligation Exposure

  March 31, 2010

(Dollars in millions)	Subprime (1)	Retained Positions	Total Subprime	Non- Subprime (2)	Total
Unhedged	$827	$390	$1,217	$314	$1,531
Hedged (3)	711	-	711	617	1,328
Total	$1,538	$390	$1,928	$931	$2,859

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the original net exposure value of the underlying collateral.

(2)	Includes highly rated collateralized loan obligations and CMBS super senior exposure.

(3)	Hedged amounts are presented at carrying value before consideration of the insurance.

We value our CDO structures using market-standard models to model the specific collateral composition and cash flow structure of each deal. Key inputs to the model are prepayment rates, default rates and severities for each collateral type, and other relevant contractual features. Unrealized losses recorded in accumulated OCI on super senior cash positions and retained positions from liquidated CDOs in aggregate increased $54 million to $158 million at March 31, 2010.

At March 31, 2010, total subprime super senior unhedged exposure of $1.2 billion was marked at 13 percent, including $390 million of retained positions from liquidated CDOs, and the $314 million of non-subprime unhedged exposure was marked at 27 percent of the original net exposure amounts. Net hedged subprime super senior exposure of $711 million was marked at 14 percent and the $617 million of hedged non-subprime super senior exposure was marked at 62 percent of its original net exposure.

 Credit Default Swaps with Monoline Financial Guarantors

 March 31, 2010

(Dollars in millions)	Super Senior CDOs	Other Guaranteed Positions	Total
Notional	$3,720	$37,470	$41,190

Mark-to-market or guarantor receivable	$2,911	$7,445	$10,356
Credit valuation adjustment	(1,982)	(3,845)	(5,827)
Total	$929	$3,600	$4,529
Credit valuation adjustment %	68%	52%	56%
(Write-downs) gains during the three months ended March 31, 2010	$(109)	$39	$(70)
(Write-downs) gains during 2009	(961)	98	(863)

Monoline wrap protection on our super senior CDOs had a notional value of $3.7 billion at March 31, 2010, with a receivable of $2.9 billion and a counterparty credit valuation adjustment of $2.0 billion, or 68 percent. For the three months ended March 31, 2010, we recorded $109 million of counterparty credit risk-related write-downs on these positions. At December 31, 2009, the monoline wrap on our super senior CDOs had a notional value of $3.8 billion, with a receivable of $2.8 billion and a counterparty credit valuation adjustment of $1.9 billion, or 66 percent. In addition, we held collateral in the form of cash and marketable securities of $1.0 billion and $1.1 billion at March 31, 2010 and December 31, 2009 related to our non-monoline purchased insurance.

In addition to the monoline financial guarantor exposure related to super senior CDOs, at March 31, 2010 and December 31, 2009, we had $37.5 billion and $38.8 billion of notional exposure to monolines that predominantly hedge corporate collateralized loan obligation and CDO exposure as well as CMBS, RMBS and other ABS cash and synthetic exposures. Mark-to-market monoline derivative credit exposure was $7.4 billion at March 31, 2010 compared to $8.3 billion at December 31, 2009. This decrease was driven by positive valuation adjustments on legacy assets and terminated monoline contracts.

At March 31, 2010, the counterparty credit valuation adjustment related to non-super senior CDO monoline derivative exposure was $3.8 billion which reduced our net mark-to-market exposure to $3.6 billion. We do not hold collateral against these derivative exposures. Also, during the three months ended March 31, 2010, we recognized gains of $39 million for counterparty credit risk related to these positions.

With the Merrill Lynch acquisition, we acquired a loan with a carrying value of $4.4 billion as of March 31, 2010 that is collateralized by U.S. super senior ABS CDOs. Merrill Lynch originally provided financing to the borrower for an amount equal to approximately 75 percent of the fair value of the collateral. The loan has full recourse to the borrower and all scheduled payments on the loan have been received. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure discussions and the applicable tables.

Global Wealth & Investment Management

	Three Months Ended March 31, 2010
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management	U.S. Trust	Columbia Management	Other
Net interest income (loss) (1)	$1,391	$1,105	$361	$—	$(75)
Noninterest income:
Investment and brokerage services	2,391	1,586	315	273	217
All other income	627	427	12	4	184
Total noninterest income	3,018	2,013	327	277	401
Total revenue, net of interest expense	4,409	3,118	688	277	326

Provision for credit losses	242	58	184	—	—
Noninterest expense	3,374	2,488	447	218	221
Income before income taxes	793	572	57	59	105
Income tax expense (1)	296	212	21	22	41
Net income	$497	$360	$36	$37	$64

Net interest yield (1)	2.52%	2.44%	2.89%	n/m	n/m
Return on average equity (2)	8.83	16.02	2.67	13.04	n/m
Efficiency ratio (1)	76.52	79.80	65.07	n/m	n/m
Period end – total assets (3)	$261,243	$207,683	$53,468	$2,064	n/m

	Three Months Ended March 31, 2009
(Dollars in millions)	Total	Merrill Lynch Global Wealth Management	U.S. Trust	Columbia Management	Other
Net interest income (loss) (1)	$1,662	$1,382	$357	$12	$(89)
Noninterest income:
Investment and brokerage services	2,310	1,538	317	260	195
All other income (loss)	374	400	16	(122)	80
Total noninterest income	2,684	1,938	333	138	275
Total revenue, net of interest expense	4,346	3,320	690	150	186

Provision for credit losses	254	223	31	—	—
Noninterest expense	3,322	2,389	491	217	225
Income (loss) before income taxes	770	708	168	(67)	(39)
Income tax expense (benefit) (1)	291	262	62	(25)	(8)
Net income (loss)	$479	$446	$106	$(42)	$(31)

Net interest yield (1)	2.76%	2.70%	2.73%	n/m	n/m
Return on average equity (2)	11.10	25.18	8.80	n/m	n/m
Efficiency ratio (1)	76.45	71.95	71.11	n/m	n/m
Period end – total assets (3)	$268,607	$215,943	$56,419	$2,642	n/m

(1)	FTE basis

(2)	Average allocated equity for GWIM was $22.8 billion and $17.5 billion at March 31, 2010 and 2009.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

  n/m = not meaningful

  Balance Sheet

	Ending Balance		Average Balance
	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2010	2009	2010	2009
Total loans and leases	$98,562	$99,596	$99,063	$110,535
Total earning assets (1)	228,113	219,865	223,649	244,693
Total assets (1)	261,243	254,190	256,209	278,794
Total deposits	230,044	224,839	224,514	250,913

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

GWIM provides a wide offering of customized banking, investment and brokerage services tailored to meet the changing wealth management needs of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: MLGWM; U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Columbia. The results of the Retirement & Philanthropic Services business, the Corporation’s approximate 34 percent economic ownership interest in BlackRock Inc. (BlackRock) and other miscellaneous items are included in Other within GWIM.

Net income increased $18 million, or four percent, to $497 million for the three months ended March 31, 2010 as compared to the same period in 2009 as higher total revenue was largely offset by higher noninterest expense.

Net interest income decreased $271 million, or 16 percent, to $1.4 billion for the three months ended March 31, 2010 as compared to the same period in 2009, driven by the impact of net migration of customer relationships to Deposits, Home Loans & Insurance and the ALM portfolio, as well as the results from ALM activity. A more detailed discussion regarding migrated customer relationships and related balances is provided in MLGWM beginning on page 114.

Noninterest income increased $334 million, or 12 percent, to $3.0 billion for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to higher valuations in the equity markets, the absence of further support to certain cash funds, higher equity investment income from our investment in BlackRock and increased transaction activity, partially offset by outflows and fee waivers in cash and money market funds.

Provision for credit losses decreased $12 million, or five percent, to $242 million for the three months ended March 31, 2010 as compared to the same period in 2009 as stabilization of the home equity portfolio was largely offset by deterioration in the residential mortgage and commercial portfolios.

Noninterest expense increased $52 million, or two percent, to $3.4 billion for the three months ended March 31, 2010 as compared to the same period in 2009, due to increases in revenue-related expenses, partially offset by expense reductions related to the Merrill Lynch acquisition.

Client Assets

The following table presents client assets which consist of AUM, client brokerage assets, assets in custody and client deposits.

  Client Assets

(Dollars in millions)	March 31 2010	December 31 2009
Assets under management	$750,721	$749,852
Client brokerage assets (1)	1,287,209	1,270,461
Assets in custody	281,072	274,472
Client deposits	230,041	224,840
Less: Client brokerage assets and assets in custody included in assets under management	(360,945)	(346,682)
Total net client assets	$2,188,098	$2,172,943

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

The increase in net client assets was due to higher equity markets, inflows in MLGWM’s fee based wrap platforms and higher client deposits, partially offset by outflows in non-fee based brokerage assets and cash and money market assets due to the low rate environment.

Merrill Lynch Global Wealth Management

MLGWM provides a high-touch client experience through a network of approximately 15,000 client-facing financial advisors to our affluent customers with a personal wealth profile of at least $250,000 of investable assets. Total client assets in MLGWM were $1.4 trillion at both March 31, 2010 and December 31, 2009.

MLGWM includes the impact of migrating customers and their related deposit and loan balances to or from Deposits, Home Loans & Insurance and the ALM portfolio. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers migrated. During the three months ended March 31, 2010, total deposits of $3.0 billion migrated to MLGWM from Deposits. Conversely, during the three months ended March 31, 2009, total deposits of $6.1 billion were migrated to Deposits from MLGWM. During the three months ended March 31, 2010 and 2009, total loans of $598 million and $10.2 billion were migrated from MLGWM to Home Loans & Insurance and the ALM portfolio.

Net income decreased $86 million, or 19 percent, to $360 million for the three months ended March 31, 2010 as compared to the same period in 2009 as increases in noninterest income and lower credit costs were offset by lower net interest income and higher noninterest expense. Net interest income decreased $277 million, or 20 percent, to $1.1 billion driven by the impact of migration of customer relationships to Deposits, Home Loans & Insurance and the ALM portfolio, as well as the impact of lower net interest income allocation from ALM activities. Noninterest income increased $75 million, or four percent, to $2.0 billion primarily due to higher valuations in equity markets and increased transactional revenue. Provision for credit losses decreased $165 million, or 74 percent, primarily due to lower credit costs on home equity loans. Noninterest expense increased $99 million, or four percent, to $2.5 billion mainly due to higher incentives on increased revenue partially offset by expense reductions related to the Merrill Lynch acquisition.

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

Net income decreased $70 million, or 66 percent, to $36 million for the three months ended March 31, 2010 as compared to the same period in 2009, driven by higher provision for credit losses offset by a decline in expenses. Net interest income remained relatively unchanged. Noninterest income also remained relatively unchanged impacted by net outflows and lower transactional revenues, partially offset by higher valuations in the equity markets. Provision for credit losses increased $153 million to $184 million primarily due to higher reserve additions in the residential mortgage and commercial portfolios. Noninterest expense decreased $44 million, or nine percent, to $447 million primarily due to lower personnel costs and lower revenue-related expenses.

Columbia Management

Columbia is an asset management business serving the needs of both institutional clients and individual customers. Columbia provides asset management products and services including mutual funds and separate accounts. Columbia mutual fund offerings provide a broad array of investment strategies and products including equity, fixed-income (taxable and nontaxable) and money market (taxable and nontaxable) funds. Columbia distributes its products and services to institutional clients and individuals through MLGWM, U.S. Trust, Global Commercial Banking, GBAM and nonproprietary channels including other banks and brokerage firms.

During 2009, the Corporation reached an agreement to sell the long-term asset management business of Columbia to Ameriprise Financial, Inc. for consideration of approximately $900 million to $1.2 billion subject to certain adjustments including, among other factors, AUM net flows. This includes the management of Columbia’s equity and fixed-income mutual funds and separate accounts. The transaction closed on April 30, 2010 and will not have a material impact on our financial condition or results of operations.

For the three months ended March 31, 2010, Columbia recorded net income of $37 million compared to a net loss of $42 million during the same period in 2009. Net revenue increased $127 million due to the absence of losses of $117 million related to the support provided to certain cash funds in the three months ended March 31, 2009 and the impact of higher valuations in the equity markets partially offset by net outflows primarily in the cash complex. All capital commitments to these cash funds were terminated during 2009. Noninterest expense was unchanged.

Other

Other includes the results of the Retirement & Philanthropic Services business, the Corporation’s approximately 34 percent economic ownership interest in BlackRock and other miscellaneous items. Our investment in BlackRock is accounted for under the equity method of accounting with our proportionate share of income or loss recorded in equity investment income.

Net income increased $95 million to $64 million for the three months ended March 31, 2010 compared to the same period in 2009 driven by higher noninterest income related to our investment in BlackRock as well as higher revenue from our Retirement and Philanthropic Services business.

All Other

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
(Dollars in millions)	Reported Basis	Reported Basis (1)	Securitization Offset (2)	As Adjusted
Net interest income (3)	$142	$(1,866)	$2,391	$525
Noninterest income:
Card income (loss)	—	534	(244)	290
Equity investment income	368	1,326	—	1,326
Gains on sales of debt securities	647	1,471	—	1,471
All other income (loss)	(119)	2,550	35	2,585
Total noninterest income	896	5,881	(209)	5,672
Total revenue, net of interest expense	1,038	4,015	2,182	6,197

Provision for credit losses	1,219	(667)	2,182	1,515
Merger and restructuring charges (4)	521	765	—	765
All other noninterest expense	956	213	—	213
Income (loss) before income taxes	(1,658)	3,704	—	3,704
Income tax expense (benefit) (3)	(848)	769	—	769
Net income (loss)	$(810)	$2,935	$—	$2,935

(1)	Provision for credit losses represents the provision for credit losses in All Other combined with the Global Card Services securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Balance Sheet (1)
	Three Months Ended March 31
(Dollars in millions)	2010	2009
Average
Total loans and leases (2)	$256,126	$174,730
Total assets ( 2, 3)	307,619	270,657
Total deposits	70,417	91,674
Allocated equity	14,859	47,367

Period end	March 31 2010	December 31 2009

Total loans and leases (2)	$255,828	$161,128
Total assets (2 , 3)	232,378	129,601
Total deposits	56,464	65,433

(1)	Current period is presented in accordance with new consolidation guidance. Prior periods are presented on a managed basis.

(2)	Loan amounts are net of the securitization offset of $102.7 billion for the three months ended March 31, 2009 and $89.7 billion at December 31, 2009.

(3)

Includes elimination of segments’ excess asset allocations to match liabilities (i.e., deposits) of $531.5 billion and $492.8 billion for the three months ended March 31, 2010 and 2009 and $537.0 billion and $561.6 billion at March 31, 2010 and December 31, 2009.

For periods prior to 2010, Global Card Services was reported on a managed basis which includes a securitization impact adjustment. All Other’s results included a corresponding securitization offset which removes the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). The current period is presented in accordance with new consolidation guidance, which was adopted on January 1, 2010. See the Global Card Services section beginning on page 99 for information on the Global Card Services managed results. In addition to the securitization offset discussed above, All Other includes our Equity Investments businesses and Other.

Equity Investments includes Global Principal Investments, Corporate Investments and Strategic Investments. During the first quarter of 2010, the $2.7 billion Corporate Investment equity portfolio was sold as a result of a change in our investment portfolio objectives shifting more to core interest income and reducing our exposure to equity market risk, resulting in a loss of $331 million. On January 1, 2009, Global Principal Investments added Merrill Lynch’s principal investments. The combined business is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Global Principal Investments had unfunded equity commitments amounting to $2.4 billion at March 31, 2010 related to certain of these investments. For more information on these commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. Affiliates of the Corporation may, from time to time, act as general partner, fund manager and/or investment advisor to certain Corporation-sponsored real estate private equity funds. In such capacities, these affiliates manage and/or provide investment advisory services to such real estate private equity funds primarily for the benefit of third-party institutional and private clients. Such activities inherently involve risk to us and to the fund investors, and in certain situations may result in loss.

Strategic Investments includes investments of $9.2 billion in CCB, $5.4 billion in Itaú Unibanco Holding S.A. (Itaú Unibanco), $2.7 billion in Grupo Financiero Santander, S.A. (Santander) and other investments. For more information on these investments, see Note 5 – Securities to the Consolidated Financial Statements.

In 2009, we sold 19.1 billion common shares in CCB for $10.1 billion, resulting in a pre-tax gain of $7.3 billion. We remain a significant shareholder in CCB with an approximate 11 percent ownership interest and intend to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, we expect to continue to provide advice and assistance to CCB.

The following table presents the components of All Other’s equity investment income and reconciliation to the total consolidated equity investment income for the three months ended March 31, 2010 and 2009 and also All Other’s equity investments at March 31, 2010 and December 31, 2009.

Equity Investment Income
	Three Months Ended March 31
(Dollars in millions)	2010	2009
Global Principal Investments	$577	$(466)
Corporate Investments	(311)	(272)
Strategic and other investments	102	2,064
Total equity investment income included in All Other	368	1,326
Total equity investment income included in the business segments	257	(124)
Total consolidated equity investment income	$625	$1,202

Equity Investments
	March 31 2010	December 31 2009
Global Principal Investments	$13,463	$14,071
Corporate Investments	—	2,731
Strategic and other investments	17,868	17,860
Total equity investments included in All Other	$31,331	$34,662

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

All Other reported a net loss of $810 million for the three months ended March 31, 2010 compared to net income of $2.9 billion for the same period in 2009 due to lower revenue as well as increases in provision for credit losses and noninterest expense.

Net interest income increased $2.0 billion to $142 million due to the absence of the securitization offset impact in the current period as a result of the adoption of new consolidation guidance.

Noninterest income decreased by $5.0 billion to $896 million due to the absence of a $1.9 billion gain a year earlier on the sale of a portion of our CCB investment and lower gains on the sale of debt securities partially offset by a lower mark-to-market gain mainly related to certain Merrill Lynch structured notes. Further, as a result of new consolidation guidance, there is no longer card income associated with the securitization offset in All Other.

Provision for credit losses increased $1.9 billion to $1.2 billion. This increase was primarily driven by the impact of the new consolidation guidance and higher credit costs in the purchased credit-impaired Countrywide discontinued real estate portfolio, partially offset by lower reserve builds related to the residential mortgage portfolio.

The change in income tax expense (benefit) of $1.6 billion was primarily attributable to the decrease in income before taxes, partially offset by the impact of other residual amounts resulting from the recognition of tax benefits during interim periods.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments including commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. In the three months ended March 31, 2010, these commitments were impacted by new consolidation guidance which is more fully discussed in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. For additional information on our obligations and commitments, see Note 10 – Short-term Borrowings and Long-term Debt and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, pages 42 through 43 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K, as well as Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Regulatory Initiatives

On February 23, 2010, regulators issued clarifying guidance, effective in the first quarter of 2010, on modified consumer real estate loans that specifies criteria required to demonstrate a borrower’s capacity to repay the modified loan. In connection with this guidance, we reviewed our modified consumer real estate loans and determined that a portion of these loans did not meet the criteria and, therefore, were deemed collateral dependent. The guidance requires that modified loans deemed to be collateral dependent be written down to their estimated collateral value which resulted in $813 million of net charge-offs during the three months ended March 31, 2010, of which $643 million were home equity, $161 million were residential mortgage and $9 million were discontinued real estate.

On December 7, 2009, the Basel Committee on Banking Supervision released consultative documents on both capital and liquidity. In addition, we began Basel II parallel implementation on April 1, 2010. For more information, see Basel Regulatory Capital Requirements on page 127.

On November 12, 2009, the Federal Reserve issued amendments to Regulation E, which implements the Electronic Fund Transfer Act. The new rules have a compliance date of July 1, 2010. These amendments change, among other things, the way we and other banks may charge overdraft fees by limiting our ability to charge an overdraft fee for non-recurring debit card transactions that overdraw a consumer’s account unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions. We have announced plans to not offer customers the opportunity to opt-in to overdraft services related to non-recurring debit card transactions. However, customers will be able to opt-in on a withdrawal-by-withdrawal basis to access cash through the Bank of America ATM network where the bank is able to alert customers that the transaction may overdraw their account and result in a fee if they choose to proceed. In advance of the effective date of the amendment of Regulation E we have made changes to certain of our overdraft policies which have negatively impacted service charge revenue in the first quarter of 2010. The provisions in Regulation E are also expected to negatively impact 2010 service charge revenue. The 2010 impact related to overdraft policy changes and Regulation E is expected to be approximately $1 billion after-tax.

On May 22, 2009, the CARD Act was signed into law. The majority of the CARD Act provisions became effective in February 2010. The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. Under the CARD Act, banks must give customers 45 days notice prior to a change in terms on their account and the grace period for credit card payments changes from 14 days to 21 days. The CARD Act also requires banks to review any accounts that were repriced since January 1, 2009 for a possible rate reduction. As announced in October 2009, we did not increase interest rates on consumer card accounts in response to provisions in the CARD Act prior to its effective date unless the customer’s account fell past due or was based on a variable interest rate. The provisions in the CARD Act negatively impacted net interest income in the first quarter of 2010 and are expected to negatively impact future net interest income due to the restrictions on our ability to reprice credit cards based on risk, and card income due to restrictions imposed on certain fees. The 2010 revenue impact related to CARD Act provisions net of mitigation efforts is expected to be approximately $900 million after-tax.

In response to the economic downturn, the FDIC implemented the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system by allowing the FDIC to guarantee senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits, issued by participating entities beginning on October 14, 2008, and continuing through October 31, 2009. We participated in this program and at March 31, 2010, we still had FDIC-guaranteed debt outstanding issued under the TLGP of $41.7 billion. The TLGP also offered the Transaction Account Guarantee Program (TAGP) that guaranteed noninterest-bearing deposit accounts held at participating FDIC-insured institutions on balances in excess of $250,000. We elected to opt out of the extension of the TAGP which extends the program to December 31, 2010. We exited the TAGP effective December 31, 2009.

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

As part of the MHA program, on April 28, 2009, the U.S. government announced intentions to create the second lien modification program (2MP) that is designed to reduce the monthly payments on qualifying home equity loans and lines of credit under certain conditions, including completion of a HAMP modification on the first mortgage on the property. This program provides incentives to lenders to modify all eligible loans that fall under the guidelines of this program. Additional clarification on government guidelines for the program was announced in the first quarter of 2010. On April 8, 2010, we began early implementation of the 2MP with the mailing of trial modification offers to eligible home equity customers, although U.S. government processes for confirming homeowner eligibility and measuring progress are not expected to be fully implemented for several months. We will modify eligible second liens under this initiative regardless of whether the MHA modified first lien is serviced by Bank of America or another participating servicer.

On April 5, 2010, we implemented the Home Affordable Foreclosure Alternatives (HAFA) program, which is another addition to the HAMP, that assists borrowers with non-retention options instead of foreclosure. The HAFA program provides incentives to lenders to assist all eligible borrowers that fall under the guidelines of this program. Our first goal is to work with the borrower to determine if a loan modification or other homeownership retention solution is available before pursuing non-retention options such as short sales. Short sales are an important option for homeowners who are facing financial difficulty and do not have a viable option to remain in the home. HAFA’s short sale guidelines are designed to streamline and standardize the process and will be compatible with Bank of America’s new cooperative short sale program.

As of March 31, 2010, approximately 251,000 Bank of America customers were in a trial-period modification under the MHA program. During the first quarter of 2010, 77,000 loan modifications were completed with a total unpaid principal balance of $17.8 billion, including 33,000 customers who were converted from trial-period to permanent modifications under the HAMP. In addition, on March 26, 2010, the U.S. government announced new changes to the MHA program guidelines that will include principal forgiveness options to the HAMP for a sub-segment of qualified HAMP borrowers. The details around eligibility, forgiveness arrangements, and the incentive structures are still being finalized and are not available at the time of this filing; however, the implementation of these changes is anticipated for Fall of 2010.

In addition to the programs described above, we have implemented several programs designed to help our customers. For information on these programs, refer to Credit Risk Management beginning on page 130. We will continue to help our customers address financial challenges through these government programs and our own home retention programs.

Managing Risk

Given our wide range of business activities as well as the competitive dynamics, the regulatory environment and the geographic span of such activities, risk taking is an inherent activity for the Corporation. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risks. The Corporation’s risk management infrastructure is continually evolving to meet the challenges posed by the increased complexity of the financial services industry and markets, by our increased size and global footprint, and by the rapid and significant financial crisis of the past two years. We have redefined our risk framework, articulated a risk appetite approved by the Board of Directors (the Board), and are implementing our risk plan. While many of these processes, and roles and responsibilities continue to evolve and mature, we continue to enhance our risk management process with a focus on clarity of roles and accountabilities, escalation of issues, aggregation of risk and data across the enterprise, and effective governance characterized by clarity and transparency.

We take a comprehensive approach to risk management. Risk management planning is fully integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole and managing risk across the enterprise and within individual business units, products, services and transactions. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and the oversight of those activities, by executive management and the Board. For a more detailed discussion of our risk management activities, see pages 44 through 87 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

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

For more information on our Strategic Risk Management activities, refer to page 47 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Liquidity Risk and Capital Management

Funding and Liquidity Risk Management

We define liquidity risk as the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they come due. Our primary liquidity objective is to ensure adequate funding for our businesses throughout market cycles, including during periods of financial stress. To achieve that objective we analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources including our stable deposit base. We define excess liquidity as readily available assets, limited to cash and high-quality, liquid unencumbered securities, that we can use to meet our funding requirements as those obligations arise.

Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For additional information regarding Funding and Liquidity Risk Management, see the discussion that follows and refer to page 47 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

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

Our global excess liquidity sources increased $55 billion to $269 billion at March 31, 2010 compared to $214 billion at December 31, 2009 and were maintained as presented in the table below. This increase was due primarily to liquidity generated by our bank subsidiaries through loan repayments combined with lower loan demand and other factors.

  Table 10

  Global Excess Liquidity Sources

(Dollars in billions)	March 31 2010	December 31 2009
Parent company	$98	$99
Bank subsidiaries	142	89
Broker/dealers	29	26
Total global excess liquidity sources	$269	$214

As noted above, the excess liquidity available to the parent company is held in cash and high-quality, liquid, unencumbered securities and totaled $98 billion and $99 billion at March 31, 2010 and December 31, 2009. Typically, parent company cash is deposited overnight with Bank of America, N.A.

Our bank subsidiaries’ excess liquidity sources at March 31, 2010 and December 31, 2009 consisted of $142 billion and $89 billion in cash on deposit at the Federal Reserve and high-quality, liquid, unencumbered securities. These amounts are distinct from the cash deposited by the parent company, as described above. In addition to their excess liquidity sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe we could also use to generate liquidity, such as investment grade ABS and municipal bonds. Another way our bank subsidiaries can generate incremental liquidity is by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks and the Federal Reserve Discount Window. The cash we could have obtained at March 31, 2010 and December 31, 2009 by borrowing against this pool of specifically identified eligible assets was approximately $192 billion and $187 billion. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loan and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries may only be used to fund obligations within the bank subsidiaries and may not be transferred to the parent company or other nonbank subsidiaries.

Our broker/dealer subsidiaries’ excess liquidity sources at March 31, 2010 and December 31, 2009 consisted of $29 billion and $26 billion in cash and high-quality, liquid, unencumbered securities. Our broker/dealers also held significant amounts of other unencumbered securities we believe we could utilize to generate additional liquidity, including investment grade corporate bonds, ABS and equities. Liquidity held in a broker/dealer subsidiary may only be available to meet the liquidity requirements of that entity and may not be transferred to the parent company or other subsidiaries.

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. The primary metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess

Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as senior or subordinated debt maturities issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., including certain unsecured debt instruments, primarily structured notes, which we may be required to settle for cash prior to maturity. The Asset and Liability Market Risk Committee (ALMRC) has established a minimum target for “Time to Required Funding” of 21 months. “Time to Required Funding” was 24 months at March 31, 2010 compared to 25 months at December 31, 2009.

Diversified Funding Sources

We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor bases.

We fund a substantial portion of our lending activities through our deposit base which was $976 billion and $992 billion at March 31, 2010 and December 31, 2009. Deposits are primarily generated by our Deposits, Global Commercial Banking and GWIM segments. These deposits are diversified by clients, product types and geography. Domestic deposits may be insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources.

We issue the majority of our unsecured debt at the parent company and Bank of America, N.A. During the first quarter of 2010, we issued $7.1 billion and $3.5 billion of long-term senior unsecured debt at the parent company and Bank of America N.A. The primary benefits of this centralized financing strategy include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences, or other business considerations make parent company funding impractical, certain other subsidiaries may issue their own debt.

We issue unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

At March 31, 2010 and December 31, 2009, our long-term debt was issued in the currencies presented in the following table.

  Table 11

  Long-term Debt By Major Currency

(Dollars in millions)	March 31 2010	December 31 2009
U.S. Dollar	$353,348	$281,692
Euros	97,241	99,917
British Pound	19,830	16,460
Japanese Yen	18,020	19,903
Canadian Dollar	8,272	4,894
Australian Dollar	7,570	7,973
Swiss Franc	2,495	2,666
Other	4,877	5,016
Total long-term debt	$511,653	$438,521

At March 31, 2010, the above table includes $90.3 billion primarily in U.S. Dollar of long-term debt issued by VIEs that were consolidated in accordance with new consolidation guidance.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, refer to Interest Rate Risk Management for Nontrading Activities beginning on page 169.

We also diversify our funding sources by issuing various types of debt instruments including structured notes. Structured notes are debt obligations that pay investors with returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these notes with derivative positions and/or in the underlying instruments so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured notes of $57 billion at both March 31, 2010 and December 31, 2009.

Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity, or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

For additional information on debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. For additional information regarding Funding and Liquidity Risk Management, refer to pages 47 through 49 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Credit Ratings

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions including over-the-counter (OTC) derivatives. It is our objective to maintain high quality credit ratings.

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change from time to time. The ratings agencies regularly evaluate us and our securities, and their ratings of our long-term and short-term debt and other securities, including asset securitizations. These evaluations are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. During 2009, the ratings agencies took numerous actions to adjust our credit ratings and outlooks, many of which were negative. The ratings agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. In February 2010, a ratings agency affirmed our current credit ratings but revised the outlook to negative from stable based on their belief that it is less certain whether the U.S. government would be willing to provide extraordinary support. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.

The credit ratings of Merrill Lynch & Co., Inc. from the three major credit ratings agencies are the same as those of Bank of America Corporation. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings.

A reduction in our credit ratings or the ratings of certain asset-backed securitizations would likely have an adverse effect on our access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If Bank of America Corporation or Bank of America, N.A. commercial paper or short-term credit ratings were downgraded by one or more levels, our incremental cost of funds and potential lost funding would be material. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivatives contracts and other trading agreements as a result of a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation’s 2009 Annual Report on Form 10-K.

The credit ratings of Bank of America Corporation and Bank of America, N.A. as of May 7, 2010 are reflected in the table below.

  Table 12

  Credit Ratings

		Bank of America Corporation					Bank of America, N.A.
	Outlook	Long-term Senior Debt	Subordinated Debt	Trust Preferred	Preferred Stock	Short-term Debt	Long-term Senior Debt	Long-term Deposits	Short-term Debt
Moody’s Investors Service	Stable	A2	A3	Baa3	Ba3	P-1	Aa3	Aa3	P-1
Standard & Poor’s	Negative	A	A-	BB	BB	A-1	A+	A+	A-1
Fitch Ratings	Stable	A+	A	BB	BB-	F1+	A+	AA-	F1+

Regulatory Capital

At March 31, 2010, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and FIA Card Services, N.A. With the acquisition of Merrill Lynch on January 1, 2009, we acquired Merrill Lynch Bank USA and Merrill Lynch Bank & Trust Co., FSB. Effective July 1, 2009, Merrill Lynch Bank USA merged into Bank of America, N.A, with Bank of America, N.A. as the surviving entity. Effective November 2, 2009, Merrill Lynch Bank & Trust Co., FSB merged into Bank of America, N.A., with Bank of America, N.A. as the surviving entity.

To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of four percent and a Total capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 leverage ratio of four percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.” At March 31, 2010, the Corporation’s Tier 1 capital, Total capital and Tier 1 leverage ratios were 10.23 percent, 14.47 percent, and 6.46 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.

Certain corporate-sponsored trust companies which issue trust preferred securities (Trust Securities) are not consolidated. In accordance with Federal Reserve guidance, the Federal Reserve allows the Trust Securities to qualify as Tier 1 capital with revised quantitative limits that will be effective on March 31, 2011. As a result, we include Trust Securities in Tier 1 capital. Current limits restrict core capital elements to 15 percent of total core capital elements for internationally active bank holding companies. In addition, the Federal Reserve revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those that have significant activities in non-U.S. markets with consolidated assets greater than $250 billion or on-balance sheet foreign exposure greater than $10 billion. At March 31, 2010, our restricted core capital elements comprised 11.9 percent of total core capital elements. We expect to remain fully compliant with the revised limits prior to implementation date of March 31, 2011.

The Corporation calculates Tier 1 common capital as Tier 1 capital including any CES less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries. CES was included in Tier 1 common capital based upon applicable regulatory guidance and our expectation at December 31, 2009 that the underlying Common Equivalent Stock would convert into common stock following stockholder approval of additional authorized shares. Stockholders approved the increase in the number of authorized shares of common stock at the special meeting of shareholders held on February 23, 2010 and the Common Equivalent Stock converted to common stock on February 24, 2010. Tier 1 common capital decreased to $115.5 billion at March 31, 2010 compared to $120.4 billion at December 31, 2009. The Tier 1 common capital ratio decreased 21 bps to 7.60 percent. This decrease was driven by the $6.2 billion charge, net-of-tax, for the cumulative effect of the adoption of the new consolidation guidance primarily related to the increase in the allowance for loan and lease losses as well as a $2.4 billion higher disallowed deferred tax asset resulting from the higher allowance for loan losses, partially offset by $3.2 billion of net income for the first quarter of 2010.

Table 13

Regulatory Capital

	March 31, 2010			December 31, 2009
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)

Risk-based capital

Tier 1 common

Bank of America Corporation	7.60%	$115,520	n/a	7.81%	$120,394	n/a

Tier 1

Bank of America Corporation	10.23	155,428	$60,789	10.40	160,388	$61,676

Bank of America, N.A.	10.48	113,136	43,200	10.30	111,916	43,472

FIA Card Services, N.A.	12.89	22,864	7,095	15.21	28,831	7,584

Total

Bank of America Corporation	14.47	219,913	121,578	14.66	226,070	123,401

Bank of America, N.A.	13.95	150,667	86,401	13.76	149,528	86,944

FIA Card Services, N.A.	14.71	26,097	14,190	17.01	32,244	15,168

Tier 1 leverage

Bank of America Corporation	6.46	155,428	96,196	6.91	160,388	92,882

Bank of America, N.A.	7.50	113,136	60,309	7.38	111,916	60,626

FIA Card Services, N.A.	11.39	22,864	8,032	23.09	28,831	4,994

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

  n/a = not applicable

Table 14 provides a reconciliation of the Corporation’s total shareholders’ equity at March 31, 2010 and December 31, 2009 to Tier 1 common capital, Tier 1 capital and total capital as defined by the regulations issued by the joint agencies.

Table 14
Reconciliation of Tier 1 Common Capital, Tier 1 Capital and Total Capital
(Dollars in millions)	March 31 2010	December 31 2009
Total common shareholders’ equity	$211,859	$194,236
Goodwill	(86,305)	(86,314)
Nonqualifying intangible assets (1)	(8,006)	(8,299)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	367	1,034
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	4,026	4,092
Exclusion of fair value adjustment related to the Merrill Lynch structured notes (2)	2,870	3,010
Common Equivalent Securities	-	19,290
Disallowed deferred tax asset	(9,511)	(7,080)
Other	220	425
Total Tier 1 common capital	115,520	120,394
Preferred stock	17,964	17,964
Trust preferred securities	21,372	21,448
Noncontrolling interest	572	582
Total Tier 1 capital	155,428	160,388
Long-term debt qualifying as Tier 2 capital	42,081	43,284
Allowance for loan and lease losses	46,835	37,200
Reserve for unfunded lending commitments	1,521	1,487
Other (3)	(25,952)	(16,282)
Total capital	$219,913	$226,077

(1)	Nonqualifying intangible assets include core deposit intangibles, affinity relationships, customer relationships and other intangibles.

(2)	Represents loss on Merrill Lynch structured notes, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and total capital for regulatory purposes.

(3)

Balance includes a reduction of $28.6 billion and $18.7 billion related to allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets at March 31, 2010 and December 31, 2009. Balance also includes 45 percent of the pre-tax unrealized fair value adjustments on AFS marketable equity securities.

Enterprise-wide Stress Testing

As a part of our core risk management practices, the Corporation conducts enterprise-wide stress tests on a periodic basis to better understand earnings, capital and liquidity sensitivities to certain economic scenarios, including economic conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts to our risk profile, capital and liquidity. Scenarios are selected by a group comprised of senior line of business, risk and finance executives. Impacts to each line of business from each scenario are then analyzed and determined, primarily leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Risk Oversight Committee (ROC), ALMRC and the Enterprise Risk Committee of the Board and serves to inform and be incorporated, along with other core business processes, into decision making by management and the Board. The Corporation continues to invest in and improve stress testing capabilities as a core business process.

Regulatory Capital Impact of Final Rule on Adopting New Consolidation Guidance

On January 21, 2010, the joint agencies issued a final rule regarding risk-based capital and the impact of new consolidation guidance issued by the FASB. The final rule allows for a phase-in period for a maximum of one year for the effect on risk-weighted assets and the regulatory limit on the inclusion of the allowance for loan and lease losses in Tier 2 capital related to the assets that are consolidated. The Corporation elected to forgo the phase-in period and consolidated the amounts for regulatory capital purposes as of January 1, 2010. The incremental impact to the Corporation on January 1, 2010, was an increase in assets of $100.4 billion and risk-weighted assets of $21.3 billion and a reduction in capital of $9.7 billion. The overall effect of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common ratios of 76 bps and 73 bps. For more information on the impact of the new consolidation guidance, refer to Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

Basel Regulatory Capital Requirements

In June 2004, the Basel II Accord was published with the intent of more closely aligning regulatory capital requirements with underlying risks, similar to economic capital. While economic capital is measured to cover unexpected losses, the Corporation also manages regulatory capital to adhere to regulatory standards of capital adequacy.

The Basel II Final Rule (Basel II Rules), which was published on December 7, 2007, establishes requirements for the U.S. implementation and provided detailed capital requirements for credit and operational risk under Pillar 1, supervisory requirements under Pillar 2 and disclosure requirements under Pillar 3. We began Basel II parallel implementation on April 1, 2010.

Financial institutions are required to successfully complete a minimum parallel qualification period before receiving regulatory approval to report regulatory capital using the Basel II methodology. During the parallel period, the resulting capital calculations under both the current (Basel I) rules and the Basel II Rules will be reported to the financial institutions’ regulatory supervisors for at least four consecutive quarterly periods. Once the parallel period is successfully completed, the financial institutions will utilize Basel II as the methodology for calculating regulatory capital. A three-year transitional floor period will follow after which use of Basel I will be discontinued.

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

In December 2009, the Basel Committee on Banking Supervision issued a consultative document entitled “Strengthening the Resilience of the Banking Sector.” If adopted as proposed, this could significantly increase the aggregate equity that bank holding companies are required to hold by disqualifying certain instruments that have previously qualified as Tier 1 capital. In addition, it would increase the level of risk-weighted assets. The proposal could also increase the capital charges imposed on certain assets potentially making certain businesses more expensive to conduct. Regulatory agencies have not opined on the proposal for implementation. We continue to monitor the development and potential impact of the proposal.

Common Share Issuances and Repurchases

On February 24, 2010, 1.286 billion shares of common stock were issued through the conversion of Common Equivalent Stock into common stock. For more information regarding this conversion, see the Preferred Stock Conversion discussion below.

In connection with the TARP repayment approval, the Corporation agreed to increase equity by $3.0 billion through asset sales to be approved by the Federal Reserve and contracted for by June 30, 2010. To the extent those asset sales are not completed by the end of 2010, the Corporation must raise a commensurate amount of common equity. We also agreed to raise up to approximately $1.7 billion through the issuance in 2010 of restricted stock in lieu of a portion of incentive cash compensation to certain of the Corporation’s associates as part of their 2009 year-end incentive payments. The restricted stock issuance was completed on February 12, 2010. For more information regarding TARP, refer to page 53 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K as well as Note 15 –

Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

There were no common shares repurchased in the first quarter of 2010 except for shares acquired under equity incentive plans, as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 182.

For more information regarding our common share issuances, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Common Stock Dividends

The following table is a summary of our regular quarterly cash dividends on common stock for 2010 as of May 7, 2010.

Table 15 Common Stock Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share

April 28, 2010	June 4, 2010	June 25, 2010	$0.01

January 27, 2010	March 5, 2010	March 26, 2010	0.01

Preferred Stock Conversion

On December 2, 2009, we received approval from the U.S. Treasury and Federal Reserve to repay the U.S. government’s $45.0 billion preferred stock investment provided under TARP. In accordance with the approval, on December 9, 2009, we repurchased all outstanding shares of Cumulative Perpetual Preferred Stock Series N, Series Q and Series R previously issued to the U.S. Treasury as part of the TARP. We did not repurchase the related common stock warrants issued to the U.S. Treasury in connection with its TARP investment. The U.S. Treasury auctioned these warrants in March 2010.

We repurchased the TARP Preferred Stock through the use of $25.7 billion in excess liquidity and $19.3 billion in proceeds from the sale of 1.3 billion units of CES valued at $15.00 per unit. The CES consisted of depositary shares representing interests in shares of Common Equivalent Stock and contingent warrants to purchase an aggregate 60 million shares of the Corporation’s common stock.

The Corporation held a special meeting of shareholders on February 23, 2010 at which we obtained stockholder approval of an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock, and following effectiveness of the amendment, on February 24, 2010, the Common Equivalent Stock automatically converted in full into our common stock and the contingent warrants automatically expired without becoming exercisable.

Preferred Stock Dividends

The following table is a summary of our cash dividends on preferred stock for 2010 as of May 7, 2010. For additional information on preferred stock, see Note 15 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

  Table 16

  Preferred Stock Cash Dividend Summary

Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	April 28, 2010	July 9, 2010	July 23, 2010	7.00%	$1.75
		January 27, 2010	April 9, 2010	April 23, 2010	7.00	1.75
Series D (2)	$661	April 2, 2010	May 28, 2010	June 14, 2010	6.204%	$0.38775
		January 4, 2010	February 26, 2010	March 15, 2010	6.204	0.38775
Series E (2)	$487	April 2, 2010	April 30, 2010	May 17, 2010	Floating	$0.24722
		January 4, 2010	January 29, 2010	February 16, 2010	Floating	0.25556
Series H (2)	$2,862	April 2, 2010	April 15, 2010	May 3, 2010	8.20%	$0.51250
		January 4, 2010	January 15, 2010	February 1, 2010	8.20	0.51250
Series I (2)	$365	April 2, 2010	June 15, 2010	July 1, 2010	6.625%	$0.41406
		January 4, 2010	March 15, 2010	April 1, 2010	6.625	0.41406
Series J (2)	$978	April 2, 2010	April 15, 2010	May 3, 2010	7.25%	$0.45312
		January 4, 2010	January 15, 2010	February 1, 2010	7.25	0.45312
Series K (3, 4)	$1,668	January 4, 2010	January 15, 2010	February 1, 2010	Fixed-to-Floating	$40.00
Series L	$3,349	March 17, 2010	April 1, 2010	April 30, 2010	7.25%	$18.1250
Series M (3,4)	$1,434	April 2, 2010	April 30, 2010	May 17, 2010	Fixed-to-Floating	$40.625
Series 1 (5)	$146	April 2, 2010	May 15, 2010	May 28, 2010	Floating	$0.18542
		January 4, 2010	February 15, 2010	February 26, 2010	Floating	0.19167
Series 2 (5)	$526	April 2, 2010	May 15, 2010	May 28, 2010	Floating	$0.18542
		January 4, 2010	February 15, 2010	February 26, 2010	Floating	0.19167
Series 3 (5)	$670	April 2, 2010	May 15, 2010	May 28, 2010	6.375%	$0.39843
		January 4, 2010	February 15, 2010	March 1, 2010	6.375	0.39843
Series 4 (5)	$389	April 2, 2010	May 15, 2010	May 28, 2010	Floating	$0.24722
		January 4, 2010	February 15, 2010	February 26, 2010	Floating	0.25556
Series 5 (5)	$606	April 2, 2010	May 1, 2010	May 21, 2010	Floating	$0.24722
		January 4, 2010	February 1, 2010	February 22, 2010	Floating	0.25556
Series 6 (6)	$65	April 2, 2010	June 15, 2010	June 30, 2010	6.70%	$0.41875
		January 4, 2010	March 15, 2010	March 30, 2010	6.70	0.41875
Series 7 (6)	$17	April 2, 2010	June 15, 2010	June 30, 2010	6.25%	$0.39062
		January 4, 2010	March 15, 2010	March 30, 2010	6.25	0.39062
Series 8 (5)	$2,673	April 2, 2010	May 15, 2010	May 28, 2010	8.625%	$0.53906
		January 4, 2010	February 15, 2010	March 1, 2010	8.625	0.53906
Series 2 (MC) (7)	$1,200	April 2, 2010	May 15, 2010	May 28, 2010	9.00%	$2,250.00
		January 4, 2010	February 15, 2010	March 1, 2010	9.00	2,250.00
Series 3 (MC) (7)	$500	April 2, 2010	May 15, 2010	May 28, 2010	9.00%	$2,250.00
		January 4, 2010	February 15, 2010	March 1, 2010	9.00	2,250.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

(7)	Represents preferred stock of Merrill Lynch & Co., Inc. which is mandatorily convertible (MC) on October 15, 2010, but optionally convertible prior to that date.

Credit Risk Management

During the first quarter of 2010, loans added to the balance sheet in connection with the adoption of new consolidation guidance and the residual effects of the economic downturn continued to impact certain portfolios driving increases in net charge-offs, nonperforming loans and foreclosed properties. For more information, see Economic Environment beginning on page 81.

We proactively refine our underwriting and credit management practices, as well as credit standards, to meet the changing economic environment. To actively mitigate losses in our consumer businesses, we have expanded collections, loan modification and customer assistance infrastructures to enhance customer support. We also have implemented a number of actions to mitigate losses in the commercial businesses including increasing the frequency and intensity of portfolio monitoring, hedging activity and our practice to transfer the management of deteriorating commercial exposures to independent Special Asset officers as a credit approaches criticized levels. For more information on our loss mitigation activities, see Credit Risk Management on page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

The following discussion provides an update on our home retention modification activities and should be read in conjunction with the discussion on page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K. Since January 2008, and through the first quarter of 2010, Bank of America and Countrywide have provided home ownership retention opportunities to customers for more than 800,000 loan modification transactions. This quarter included completion of over 77,000 customer loan modifications with total unpaid balances of approximately $17.8 billion, which included nearly 33,000 customers who converted from trial period to permanent modifications under the government’s MHA program. Of the loan modifications completed in the first quarter of 2010, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications during the quarter include a combination of rate reduction and capitalization of past due amounts which represent 64 percent of the volume of modifications completed in the first quarter of 2010, while capitalization of past due amounts represented 17 percent and principal forbearance represented 12 percent. We also provide rate reductions, rate and payment extensions, principal forgiveness, and other actions. These modification types are generally considered troubled debt restructurings (TDRs) except for certain short-term modifications where we expect to collect the full contractual principal and interest.

Consumer Portfolio Credit Risk Management

For information on our consumer credit risk management practices as well as our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K as well as Consumer Portfolio Credit Risk Management beginning on page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Consumer Credit Portfolio

Economic deterioration in 2009, elevated unemployment and underemployment, continued weakness in the housing markets and tighter availability of credit resulted in higher losses in most portfolios during the three months ended March 31, 2010 when compared to the same period in 2009. In addition, our consumer real estate portfolios were impacted in the three months ended March 31, 2010 by charge-offs related to a clarification of regulatory guidance with respect to the timing of charge-offs on collateral dependent modified loans. Despite these higher charge-offs, most portfolios experienced lower delinquencies at March 31, 2010 as compared to December 31, 2009, due in part to improvement in the U.S. economy and signs of stabilization in U.S. employment. For more information on the first quarter impact of complying with regulatory guidance on collateral dependent modified loans, see Regulatory Initiatives beginning on page 118. As part of our ongoing risk mitigation and consumer client support initiatives, we continue to work with borrowers to modify their loans to terms that better align with their current ability to pay. Under certain circumstances, we classify these modifications as TDRs which are modifications where an economic concession is granted to a borrower experiencing financial difficulty. For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 142 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 17 presents our outstanding consumer loans and the Countrywide purchased credit-impaired portfolio. Loans that were acquired from Countrywide that were considered credit-impaired were written down to fair value upon acquisition. In addition to being included in the “Outstandings” columns in the following table, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” columns. For additional information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified and are now included in the residential mortgage portfolio shown below. The impact of the Countrywide purchased credit-impaired portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio beginning on page 138 for more information.

The consumer credit card first quarter credit quality statistics include the impact of consolidation of VIEs. Under the new consolidation guidance, we consolidated all previously off-balance sheet securitized credit card receivables along with certain home equity and auto loans. The following tables include the December 31, 2009 balances as well as the January 1, 2010 balances to show the impact of the adoption of the new consolidation guidance. Accordingly, the March 31, 2010 credit quality statistics under the new consolidation guidance are comparable to the amounts presented in the January 1, 2010 column.

Table 17 Consumer Loans
	Outstandings			Countrywide Purchased Credit- impaired Loan Portfolio (1)
(Dollars in millions)	March 31 2010(1)	January 1 2010(1)	December 31 2009	March 31 2010(1)	December 31 2009
Residential mortgage (2)	$245,007	$242,129	$242,129	$11,092	$11,077

Home equity	149,907	154,202	149,126	13,239	13,214

Discontinued real estate (3)	14,211	14,854	14,854	12,682	13,250

Credit card – domestic	120,783	129,642	49,453	n/a	n/a

Credit card – foreign	28,772	31,182	21,656	n/a	n/a

Direct/Indirect consumer (4)	99,372	99,812	97,236	n/a	n/a

Other consumer (5)	3,022	3,110	3,110	n/a	n/a
Total	$661,074	$674,931	$577,564	$37,013	$37,541

(1)	Balances reflect the impact of new consolidation guidance. Adoption of the new consolidation guidance did not impact the Countrywide purchased credit-impaired loan portfolio.

(2)	Outstandings include foreign residential mortgages of $511 million and $552 million at March 31, 2010 and December 31, 2009.

(3)

Outstandings include $12.8 billion and $13.4 billion of pay option loans and $1.4 billion and $1.5 billion of subprime loans at March 31, 2010 and December 31, 2009. We no longer originate these products.

(4)

Outstandings include dealer financial services loans of $45.3 billion and $41.6 billion, consumer lending loans of $17.7 billion and $19.7 billion, domestic securities-based lending margin loans of $13.5 billion and $12.9 billion, student loans of $11.1 billion and $10.8 billion, foreign consumer loans of $7.9 billion and $8.0 billion and other consumer loans of $3.9 billion and $4.2 billion at March 31, 2010 and December 31, 2009, respectively.

(5)

Outstandings include consumer finance loans of $2.2 billion and $2.3 billion, other foreign consumer loans of $680 million and $709 million and consumer overdrafts of $173 million and $144 million at March 31, 2010 and December 31, 2009.

n/a	= not applicable

Table 18 presents our accruing consumer loans past due 90 days or more and our nonperforming loans. Nonperforming loans do not include consumer credit card loans, consumer non-real estate secured loans or unsecured consumer loans that are past due as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans insured by the Federal Housing Administration (FHA) are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide purchased credit-impaired loans even though the customer may be contractually past due.

Table 18
Consumer Credit Quality
	Accruing Past Due 90 Days or More			Nonperforming
(Dollars in millions)	March 31 2010 (1)	January 1 2010 (1)	December 31 2009	March 31 2010 (1)	January 1 2010 (1)	December 31 2009
Residential mortgage (2)	$13,589	$11,680	$11,680	$17,763	$16,596	$16,596
Home equity	—	—	—	3,335	4,252	3,804
Discontinued real estate	—	—	—	279	249	249
Credit card – domestic	4,833	5,408	2,158	n/a	n/a	n/a
Credit card – foreign	739	799	500	n/a	n/a	n/a
Direct/Indirect consumer	1,379	1,492	1,488	91	86	86
Other consumer	4	3	3	89	104	104
Total	$20,544	$19,382	$15,829	$21,557	$21,287	$20,839

(1)	Balances reflect the impact of new consolidation guidance.

(2)

Residential mortgages accruing past due 90 days or more represent loans insured by the FHA. At March 31, 2010 and December 31, 2009, balances include $2.9 billion and $2.2 billion of loans that are no longer accruing interest as interest has been curtailed by the FHA although principal is still insured. See the Residential Mortgage discussion beginning on page 133 for more detail.

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 3.11 percent (3.29 percent excluding the Countrywide purchased credit-impaired loan portfolio) and 2.74 percent (2.93 percent excluding the Countrywide purchased credit-impaired loan portfolio) at March 31, 2010 and December 31, 2009. Accruing residential mortgages past due 90 days or more represent loans where the Corporation is protected against principal loss as a result of FHA insurance. See the Residential Mortgage discussion beginning on page 133 for more detail. Excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios, accruing loans past due 90 days or more as a percentage of total loans increased to 1.16 percent at March 31, 2010 compared to 0.79 percent at December 31, 2009 due to the impact of the adoption of new consolidation guidance. Nonperforming consumer loans as a percentage of outstanding consumer loans were 3.26 percent (3.45 percent excluding the Countrywide purchased credit-impaired loan portfolio) and 3.61 percent (3.86 percent excluding the Countrywide purchased credit-impaired loan portfolio) at March 31, 2010 and December 31, 2009.

Table 19 presents net charge-offs and related ratios for our consumer loans and leases and net losses and related ratios for our credit card portfolio for the three months ended March 31, 2010 and 2009 (managed basis for 2009). The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate reflect the addition of the Countrywide purchased credit-impaired loan portfolio. The initial fair value adjustments recorded on those loans upon acquisition included the estimated credit losses.

Table 19
Consumer Net Charge-offs/Net Losses and Related Ratios
	Net Charge-offs/Losses		Net Charge-off/Loss Ratios (1, 2)
	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2010	2009	2010	2009
Held basis
Residential mortgage	$1,069	$785	1.78%	1.20%
Home equity	2,397	1,681	6.37	4.30
Discontinued real estate	21	15	0.60	0.31
Credit card – domestic	3,963	1,426	12.82	9.81
Credit card – foreign	631	186	8.57	4.48
Direct/Indirect consumer	1,109	1,249	4.46	5.03
Other consumer	58	97	7.80	11.67
Total held	$9,248	$5,439	5.60	3.54
Supplemental managed basis data
Credit card – domestic	n/a	$3,421	n/a	9.20
Credit card – foreign	n/a	373	n/a	5.47
Total credit card – managed	n/a	$3,794	n/a	8.62

(1)	Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases.

(2)

Net charge-off ratios excluding the Countrywide purchased credit-impaired loan portfolio were 1.86 percent and 1.25 percent for residential mortgage, 6.97 percent and 4.71 percent for home equity, 4.47 percent and 3.15 percent for discontinued real estate and 5.92 percent and 3.79 percent for the total held portfolio for the three months ended March 31, 2010 and 2009. These are the only product classifications materially impacted by the Countrywide purchased credit-impaired loan portfolio for the three months ended March 31, 2010 and 2009. For all loan and lease categories, the net charge-offs were unchanged.

n/a	= not applicable

We believe that the presentation of information adjusted to exclude the impacts of the Countrywide purchased credit-impaired loan portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we supplement certain reported statistics with information that is adjusted to exclude the impact of the Countrywide purchased credit-impaired loan portfolio. In addition, beginning on page 138, we separately disclose information on the Countrywide purchased credit-impaired loan portfolio.

Residential Mortgage

The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 37 percent of consumer loans at March 31, 2010. Approximately 14 percent of the residential portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our affluent customers. The remaining portion of the portfolio is mostly in All Other and is comprised of both purchased loans as well as residential loans originated for our customers and used in our overall ALM activities.

At March 31, 2010 and December 31, 2009, the residential mortgage portfolio included $22.4 billion and $12.9 billion of outstanding loans that were insured by the FHA. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance. Table 20 presents certain residential mortgage key indicators on both a reported basis and excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios. We believe the presentation of information adjusted to exclude the impacts of the Countrywide purchased credit-impaired and FHA insured loan portfolios is more representative of the credit risk in this portfolio. For more information on the Countrywide purchased credit-impaired loan portfolio, see the discussion beginning on page 138.

  Table 20

  Residential Mortgage – Key Credit Statistics

	Reported Basis		Excluding Countrywide Purchased Credit-impaired and FHA Insured Loans
(Dollars in millions)	March 31 2010	December 31 2009	March 31 2010	December 31 2009
Outstandings	$245,007	$242,129	$211,545	$218,147
Accruing past due 90 days or more	13,589	11,680	n/a	n/a
Nonperforming loans	17,763	16,596	17,763	16,596
Percent of portfolio with refreshed LTVs greater than 90 but less than 100	13%	12%	11%	11%
Percent of portfolio with refreshed LTVs greater than 100	25	27	21	23
Percent of portfolio with refreshed FICOs below 620	19	17	12	12
Percent of portfolio in the 2006 and 2007 vintages	40	42	41	42

	Three Months Ended March 31		Three Months Ended March 31
	2010	2009	2010	2009
Net charge-offs
Amount	$1,069	$785	$1,069	$785
Percent	1.78%	1.20%	2.01%	1.25%

n/a	= not applicable

The following discussion presents the residential mortgage portfolio excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios.

We have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitizations which are cash collateralized and provided mezzanine risk protection of $2.4 billion and $2.5 billion at March 31, 2010 and December 31, 2009 which will reimburse us in the event that losses exceed 10 bps of the original pool balance. At both March 31, 2010 and December 31, 2009, we had a receivable of $1.0 billion from these synthetic securitizations for reimbursement of losses. For further information regarding these synthetic securitizations, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. Also, we have entered into credit protection agreements with FNMA and FHLMC totaling $6.9 billion and $6.6 billion as of March 31, 2010 and December 31, 2009, providing full protection on conforming residential mortgage loans that become severely delinquent. The reported net charge-offs for residential mortgages do not include the benefits of amounts reimbursable under cash collateralized synthetic securitizations. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio in the first quarter of 2010 would have been reduced by five bps and 26 bps for the first quarter of 2009. Synthetic securitizations and the protection provided by FNMA and FHLMC together mitigated risk on approximately 34 percent and 35 percent of our residential mortgage portfolio at March 31, 2010 and December 31, 2009. Synthetic securitizations reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At March 31, 2010 and December 31, 2009, these synthetic securitization transactions had the cumulative effect of reducing our risk-weighted assets by $15.4 billion and $16.8 billion, and increased our Tier 1 capital ratio by 10 bps and 11 bps and our Tier 1 common capital ratio by eight bps for both periods.

Nonperforming residential mortgage loans increased $1.2 billion compared to December 31, 2009 due to the continued impact of the weak housing markets. At March 31, 2010, $10.8 billion, or approximately 61 percent, of the nonperforming residential mortgage loans were greater than 180 days past due and had been written down to the fair value of the underlying collateral. Net charge-offs increased $284 million to $1.1 billion during the first quarter of 2010, or 2.01 percent of total average residential mortgage loans, compared to 1.25 percent for the same period in 2009. This increase was driven primarily by $161 million of net charge-offs related to compliance with regulatory guidance on collateral dependent modified loans that were written-down to the underlying collateral value, and the continuing impact of the weak housing markets.

Certain risk characteristics of the residential mortgage portfolio continued to contribute to higher losses. These characteristics include loans with a high refreshed loan-to-value (LTV), loans that were originated at the peak of home prices in 2006 and 2007, loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced, as well as interest-only loans. Although the disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent of the residential mortgage portfolio at March 31, 2010, but have accounted for 30 percent of the residential mortgage net charge-offs during the three months ended March 31, 2010.

Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio and loans with a refreshed LTV greater than 100 percent represented 21 percent at March 31, 2010. Of the loans with a refreshed LTV greater than 100 percent, 88 percent were performing at March 31, 2010. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding book balance of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration from the weakened economy. Loans to borrowers with refreshed FICO scores below 620 represented 12 percent of the residential mortgage portfolio.

The 2006 and 2007 vintage loans, which represented 41 percent of the residential mortgage portfolio at March 31, 2010, have higher refreshed LTVs and accounted for 69 percent of nonperforming residential mortgage loans at March 31, 2010 and approximately 79 percent of residential mortgage net charge-offs during the three months ended March 31, 2010.

The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. California and Florida combined represented 44 percent of outstandings and 48 percent of nonperforming loans at March 31, 2010, but accounted for 60 percent of the net charge-offs during the three months ended March 31, 2010. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings both at March 31, 2010 and December 31, 2009. Additionally, 35 percent and 26 percent of loans in California and Florida are in reference pools of synthetic securitizations, as described above, which provide mezzanine risk protection.

  Table 21

  Residential Mortgage State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	March 31 2010	December 31 2009	March 31 2010	December 31 2009	Three Months Ended March 31
					2010	2009
California	$79,131	$81,508	$6,562	$5,967	$480	$330
New York	15,329	15,088	711	632	(2)	9
Florida	14,658	15,752	2,029	1,912	160	134
Texas	9,518	9,865	503	534	9	11
Virginia	7,189	7,496	470	450	24	23
Other U.S./Foreign	85,720	88,438	7,488	7,101	398	278
Total residential mortgage loans (excluding the Countrywide purchased credit-impaired residential mortgage loan portfolio and FHA insured loans)	$211,545	$218,147	$17,763	$16,596	$1,069	$785
Total FHA insured loans	22,370	12,905
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	11,092	11,077
Total residential mortgage loan portfolio	$245,007	$242,129

Of the residential mortgage loans, $78.5 billion, or 37 percent, at March 31, 2010 are interest-only loans of which 90 percent were performing. Nonperforming balances on interest-only residential mortgage loans were $7.9 billion, or 44 percent, of total nonperforming residential mortgages. Additionally, net charge-offs on the interest-only portion of the portfolio represented 48 percent of the total residential mortgage net charge-offs for the three months ended March 31, 2010.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At March 31, 2010, our CRA portfolio comprised seven percent of the residential mortgage loan balances but comprised 18 percent of nonperforming residential mortgage loans. This portfolio also comprised 26 percent of residential mortgage net charge-offs during the three months ended March 31, 2010.

We have sold and continue to sell mortgage and other loans, including mortgage loans, to third party buyers and to FNMA and FHMLC under agreements that contain representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, including conformity with applicable underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Such agreements contain provisions under which we may be required to either repurchase the loans or indemnify or provide other recourse to the buyer or insurer if there is a breach of the representations and warranties that materially and adversely affect the interests of the buyer or pursuant to such other standard established by the terms of such agreements. We have experienced and continue to experience increasing repurchase and similar demands from, and disputes with buyers and insurers. In accordance with applicable accounting guidance on contingencies, a liability has been established for representations and warranties when those obligations are both probable and reasonably estimable. When those obligations are not both probable and reasonably estimable, a liability is not established. We have contested and will continue to contest such demands that are not believed to be valid. At March 31, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from monoline financial guarantors was approximately $3.0 billion, including $2.1 billion that have been reviewed where, in our view, a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $900 million that are in the process of review. In view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect was not identified and other unasserted requests to repurchase loans from the securitization trusts in which monoline financial guarantors have insured all or some of the related bonds, we cannot reasonably estimate what the eventual outcome will be, what the timing of the ultimate resolution of these matters will be, or what if any the eventual loss related to each pending matter may be. As a result, a liability has not been established related to repurchase requests where a valid defect has not been identified and other unasserted requests to repurchase loans from the securitization trusts in which the monoline financial guarantors have insured all or some of the related bonds. In the event that we are required to repurchase loans that have been the subject of repurchase demands or otherwise provide indemnification or other recourse, amounts in excess of the recorded liability for representations and warranties could significantly increase losses and thereby adversely affect future earnings. In the unlikely event that the Corporation would be required to repurchase the entire amount of loans where a valid defect was not identified, assuming the underlying collateral has no value, the maximum amount of potential loss would be no greater than the unpaid principal balance of the loans. For additional information regarding disputes involving monoline financial guarantors, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Home Equity

The home equity portfolio makes up 23 percent of the consumer portfolio and is comprised of home equity lines of credit, home equity loans and reverse mortgages. At March 31, 2010, approximately 87 percent of the home equity portfolio was included in Home Loans & Insurance, while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio increased $781 million at March 31, 2010 compared to December 31, 2009 due to the adoption of new consolidation guidance, which resulted in the consolidation of $5.1 billion of home equity loans on January 1, 2010. Partially offsetting this increase were charge-offs and balance paydowns. Of the loans in the home equity portfolio at March 31, 2010 and December 31, 2009, approximately $25.8 billion, or 17 percent, and $26.0 billion, or 18 percent, were in first lien positions (19 percent excluding the Countrywide purchased credit-impaired home equity loan portfolio for both periods). For more information on the Countrywide purchased credit-impaired home equity loan portfolio, see the discussion beginning on page 138.

Home equity unused lines of credit totaled $90.3 billion at March 31, 2010 compared to $92.7 billion at December 31, 2009. This decrease was due primarily to account attrition as well as line management initiatives on deteriorating accounts. The home equity line of credit utilization rate was 58 percent at March 31, 2010 compared to 57 percent at December 31, 2009.

Nonperforming home equity loans decreased $469 million to $3.3 billion compared to December 31, 2009 due to charge-offs recorded in connection with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans, and nonperforming TDRs returning to performing status partially offset by the adoption of new consolidation guidance. For more information on TDRs, refer to the Nonperforming Consumer Loans and Foreclosed Properties Activity discussion on page 142 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. At March 31, 2010, $903 million, or approximately 27 percent, of the nonperforming home equity loans were greater than 180 days past due and had been written down to their fair values. Net charge-offs increased $716 million to $2.4 billion or 6.37 percent of total average home equity loans for the three months ended March 31, 2010 (6.97 percent excluding the Countrywide purchased credit-impaired loan portfolio) compared to 4.30 percent (4.71 percent excluding the Countrywide purchased credit-impaired home equity loan portfolio) for the same period in 2009. This increase was due primarily to $643 million of net charge-offs related to compliance with regulatory guidance on collateral dependent modified loans that were written down to the underlying collateral value. In addition, during the three months ended March 31, 2010, we recorded $170 million in net charge-offs related to home equity loans that were consolidated on January 1, 2010 under new consolidation guidance. Net charge-off ratios were further impacted by lower loan balances partially as a result of paydowns and charge-offs.

There are certain risk characteristics of the home equity portfolio, excluding the Countrywide purchased credit-impaired loan portfolio, which have contributed to higher losses. These characteristics include loans with a high refreshed combined loan-to-value (CLTV), loans originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced, and in some cases, eliminated all collateral value after consideration of the first lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Excluding the Countrywide purchased credit-impaired portfolio, home equity loans with all of these higher risk characteristics comprised 11 percent of the total home equity portfolio at March 31, 2010, but have accounted for 30 percent of the home equity net charge-offs for the three months ended March 31, 2010.

Home equity loans with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 12 percent of the home equity portfolio while loans with refreshed CLTVs greater than 100 percent comprised 30 percent of the home equity portfolio at March 31, 2010. Of those loans with a refreshed CLTV greater than 100 percent, 96 percent were performing at March 31, 2010. Home equity loans and lines of credit with a refreshed CLTV greater than 100 percent reflect loans where the balance and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the LTV of the first lien, there may be collateral in excess of the first lien that is available to reduce the severity of loss on the second lien. The majority of these high refreshed CLTV ratios are due to the weakened economy and home price declines. In addition, loans to borrowers with a refreshed FICO score below 620 represented 12 percent of the home equity loans at March 31, 2010. Of the total home equity portfolio, 70 percent at March 31, 2010 were interest-only loans.

The 2006 and 2007 vintage loans, which represent 46 percent of our home equity portfolio, have higher refreshed CLTVs and accounted for 56 percent of nonperforming home equity loans at March 31, 2010 and approximately 65 percent of net charge-offs for the three months ended March 31, 2010.

The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity portfolio. California and Florida combined represented 40 percent of the total home equity portfolio excluding the Countrywide purchased credit-impaired home equity portfolio and 48 percent of nonperforming home equity loans at March 31, 2010, but accounted for 58 percent of the home equity net charge-offs for the three months ended March 31, 2010. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at March 31, 2010 but comprised only six percent of net charge-offs for the three months ended March 31, 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at March 31, 2010 and 12 percent of net charge-offs for the three months ended March 31, 2010.

Table 22
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	March 31 2010	December 31 2009	March 31 2010	December 31 2009	Three Months Ended March 31
					2010	2009
California	$38,861	$38,573	$978	$1,178	$871	$632

Florida	16,395	16,735	608	731	514	401

New York	8,733	8,752	261	274	85	48

New Jersey	8,695	8,732	181	192	70	55

Massachusetts	6,150	6,155	84	90	36	22

Other U.S./Foreign	57,834	56,965	1,223	1,339	821	523
Total home equity loans (excluding the Countrywide purchased credit-impaired home equity portfolio)	$136,668	$135,912	$3,335	$3,804	$2,397	$1,681
Total Countrywide purchased credit-impaired home equity portfolio	13,239	13,214
Total home equity portfolio	$149,907	$149,126

Discontinued Real Estate

The discontinued real estate portfolio, totaling $14.2 billion at March 31, 2010, consisted of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At March 31, 2010, the Countrywide purchased credit-impaired loan portfolio comprised $12.7 billion, or 89 percent, of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See the Countrywide Purchased Credit-impaired Loan Portfolio discussion below for more information on the discontinued real estate portfolio.

At March 31, 2010, the purchased non credit-impaired discontinued real estate portfolio was $1.5 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 22 percent of this portfolio and those with refreshed FICO scores below 620 represented 39 percent of the portfolio. California represented 37 percent of the portfolio and 30 percent of the nonperforming loans while Florida represented nine percent of the portfolio and 15 percent of the nonperforming loans at March 31, 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 15 percent of outstanding discontinued real estate loans at March 31, 2010.

Pay option ARMs, which are included in the discontinued real estate portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually (subject to resetting of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan’s principal balance to reach a certain level within the first 10 years of the loans, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.

The difference between the frequency of changes in the loans’ interest rates and payments along with a limitation on changes in the minimum monthly payments of 7.5 percent per year can result in payments that are not sufficient to pay all of the monthly interest charges (i.e., negative amortization). Unpaid interest charges are added to the loan balance until the loan balance increases to a specified limit, which can be no more than 115 percent of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established.

At March 31, 2010, the unpaid principal balance of pay option loans was $16.1 billion, with a carrying amount of $12.8 billion, including $12.0 billion of loans that were credit-impaired upon acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $14.2 billion including $1.0 billion of negative amortization. The percentage of borrowers electing to make only the minimum payment on option ARMs was 64 percent at March 31, 2010. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the Countrywide purchased credit-impaired pay option loan portfolio. Based on our expectations, 17 percent, eight percent and two percent of the pay option loan portfolio is expected to reset in the remainder of 2010, and in 2011 and 2012, respectively. Approximately three percent are expected to reset thereafter, and approximately 70 percent are expected to repay prior to being reset.

Countrywide Purchased Credit-impaired Loan Portfolio

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under the accounting guidance for purchased credit-impaired loans, which addresses accounting for differences between contractual and expected cash flows to be collected from the purchaser’s initial investment in loans if those differences are attributable, at least in part, to credit quality. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due status, refreshed FICO scores and refreshed LTVs. Purchased credit-impaired loans are recorded at fair value upon acquisition and the applicable accounting guidance prohibits carrying over or creation of valuation allowances in the initial accounting. The Merrill Lynch purchased credit-impaired consumer loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios. As such, the Merrill Lynch consumer purchased credit-impaired loans are excluded from the following discussion and credit statistics.

Acquired loans from Countrywide that were considered credit-impaired were written down to fair value at the acquisition date. As of March 31, 2010, the carrying value was $37.0 billion, or $32.1 billion net of the valuation reserve of $4.9 billion, and the unpaid principal balance was $46.3 billion. Based on the unpaid principal balance at March 31, 2010, $15.7 billion was more than 180 days past due, including $10.7 billion of first lien and $5.0 billion of home equity. However, customers are current on their payments based on their contractual terms on 53 percent, or $24.6 billion of unpaid principal balance. Of the $6.0 billion that are not current, 47 percent, or $2.8 billion are in early stage delinquency. During the three months ended March 31, 2010, we recorded $890 million of provision for credit losses which was comprised of $764 million for home equity loans and $126 million for discontinued real estate loans compared to a total provision of $853 million during the three months ended March 31, 2009. The additional provision resulted from a deteriorating view on defaults on more seasoned loans in the portfolio and a reassessment of modification impacts as we gain more experience with these customers going through the modification process. The Countrywide purchased credit-impaired allowance for loans losses increased $1.1 billion from December 31, 2009 to $4.9 billion at March 31, 2010 as a result of higher provision for credit losses and the reclassification to the nonaccretable difference of previous write-downs recorded against the allowance. For further information on the purchased credit-impaired loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Additional information is provided below on the Countrywide purchased credit-impaired residential mortgage, home equity and discontinued real estate loan portfolios. Since these loans were written down to fair value upon acquisition, we are reporting this information separately. In certain cases, we supplement the reported statistics on these portfolios with information that is presented as if the acquired loans had not been accounted for as credit-impaired upon acquisition.

Residential Mortgage

The Countrywide purchased credit-impaired residential mortgage portfolio outstandings were $11.1 billion at March 31, 2010 and comprised 30 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 36 percent of the Countrywide purchased credit-impaired residential mortgage portfolio at March 31, 2010. Refreshed LTVs greater than 90 percent represented 63 percent of the purchased credit-impaired residential mortgage portfolio after consideration of purchase accounting adjustments, and 80 percent of the purchased credit-impaired residential mortgage portfolio based on the unpaid principal balance at March 31, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now included in the residential mortgage outstandings in the table below.

  Table 23

  Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations

	Outstandings
	March 31	December 31
(Dollars in millions)	2010	2009
California	$6,163	$6,142
Florida	831	843
Virginia	606	617
Maryland	281	278
Texas	166	166
Other U.S./Foreign	3,045	3,031
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$11,092	$11,077

Home Equity

The Countrywide purchased credit-impaired home equity outstandings were $13.2 billion at March 31, 2010 and comprised 36 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans with a refreshed FICO score below 620 represented 23 percent of the Countrywide purchased credit-impaired home equity portfolio at March 31, 2010. Refreshed CLTVs greater than 90 percent represented 90 percent of the purchased credit-impaired home equity portfolio after consideration of purchase accounting adjustments and 89 percent of the purchased credit-impaired home equity portfolio based on the unpaid principal balance at March 31, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations.

  Table 24

  Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations

	Outstandings
	March 31	December 31
(Dollars in millions)	2010	2009
California	$4,374	$4,311
Florida	769	765
Virginia	556	550
Arizona	548	542
Colorado	410	416
Other U.S./Foreign	6,582	6,630
Total Countrywide purchased credit-impaired home equity portfolio	$13,239	$13,214

Discontinued Real Estate

The Countrywide purchased credit-impaired discontinued real estate outstandings were $12.7 billion at March 31, 2010 and comprised 34 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 53 percent of the Countrywide purchased credit-impaired discontinued real estate portfolio at March 31, 2010. Refreshed LTVs and CLTVs greater than 90 percent represented 51 percent of the purchased credit-impaired discontinued real estate portfolio after consideration of purchase accounting adjustments, and 80 percent of the purchased credit-impaired discontinued real estate portfolio based on the unpaid principal balance at March 31, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from amounts shown in the table below and included in the Countrywide purchased credit-impaired residential mortgage loan portfolio but are not removed from the purchased credit-impaired loan pool.

  Table 25

  Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations

	Outstandings
	March 31	December 31
(Dollars in millions)	2010	2009
California	$6,830	$7,148
Florida	1,252	1,315
Washington	398	421
Arizona	384	430
Virginia	379	399
Other U.S./Foreign	3,439	3,537
Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$12,682	$13,250

Credit Card – Domestic

Prior to the adoption of new consolidation guidance, the domestic credit card portfolio was reported on both a held and managed basis. Managed basis assumed that securitized loans were not sold into credit card securitizations, and presented credit quality information as if the loans had not been sold. Under the new consolidation guidance effective January 1, 2010, we consolidated the credit card securitization trusts and the new held basis is comparable to the previously reported managed basis. For more information on the adoption of the new consolidation guidance, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

The consumer domestic credit card portfolio is managed in Global Card Services. Outstandings in the domestic credit card loan portfolio increased $71.3 billion compared to December 31, 2009 primarily due to the adoption of new consolidation guidance. Compared to December 31, 2009 on a managed basis, outstandings decreased $8.9 billion as a result of a seasonal decline in transaction volume and lower origination volume. Net charge-offs increased $2.5 billion to $4.0 billion primarily due to the adoption of new consolidation guidance compared to the same period in the prior year on a held basis. Compared to the three months ended March 31, 2009 on a managed basis, net losses increased $542 million due to economic deterioration arising out of the recent recession which has resulted in elevated levels of unemployment and underemployment and a higher level of bankruptcies, which continued to impact results in the three months ended March 31, 2010. The net charge-off ratio was 12.82 percent of total average credit card – domestic loans during the three months ended March 31, 2010, compared to 9.81 percent for the same period in the prior year. The increase was driven by lower loan balances partially due to reduced marketing and revised credit criteria. Domestic credit card loans 30 days or more past due and still accruing interest increased $4.7 billion from December 31, 2009 due to the adoption of new consolidation guidance while domestic credit card loans 30 days or more past due and still accruing interest on a managed basis decreased $1.3 billion. Domestic credit card loans 90 days or more past due and still accruing interest increased to $4.8 billion from $2.2 billion at December 31, 2009 due to the adoption of new consolidation guidance. Compared to December 31, 2009 on a managed basis, domestic credit card loans decreased $575 million. Both the 30 day past due and 90 day past due loans on a managed basis improved due to stabilization in the economy and levels of unemployment.

The table below presents certain state concentrations for the credit card – domestic portfolio. The prior period is presented on a managed basis. The current period reflects the adoption of new consolidation guidance on January 1, 2010.

  Table 26

  Credit Card – Domestic State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31	December 31	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009
California	$18,602	$20,048	$964	$1,097	$843	$701
Florida	10,006	10,858	587	676	514	453
Texas	8,092	8,653	305	345	243	187
New York	7,313	7,839	271	295	203	169
New Jersey	4,812	5,168	172	189	133	112
Other U.S.	71,958	77,076	2,534	2,806	2,027	1,799
Total credit card – domestic loan portfolio	$120,783	$129,642	$4,833	$5,408	$3,963	$3,421

Unused lines of credit for domestic credit card totaled $423.8 billion at March 31, 2010 compared to $438.5 billion on a managed basis at December 31, 2009. The $14.7 billion decrease was driven by a combination of account management initiatives on higher risk or inactive accounts as well as tighter underwriting standards for new originations.

Credit Card – Foreign

Prior to the adoption of new consolidation guidance, the foreign credit card portfolio was reported on both a held and managed basis. Managed basis assumed that securitized loans were not sold into credit card securitizations and presented credit quality information as if the loans had not been sold. Under the new consolidation guidance effective January 1, 2010, we consolidated the credit card securitization trusts and the new held basis is comparable to the previously reported managed basis. For more information on the adoption of new consolidation guidance, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

The consumer foreign credit card portfolio is managed in Global Card Services. Outstandings in the foreign credit card loan portfolio increased $7.1 billion compared to December 31, 2009 primarily due to the adoption of new consolidation guidance. Compared to December 31, 2009 on a managed basis, outstandings declined $2.4 billion primarily due to the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound and the Euro. Net charge-offs increased $445 million compared to the same period in the prior year primarily due to the adoption of new consolidation guidance. Managed net losses increased $258 million compared to the three months ended March 31, 2009 to $631 million, due to economic deterioration experienced during 2009 in Europe and Canada which continued to impact results for the three months ended March 31, 2010. The net charge-off ratio increased to 8.57 percent of total average credit card – foreign loans compared to the same period in the prior year and was also due to economic deterioration experienced during 2009 in Europe and Canada.

Unused lines of credit for foreign credit card totaled $66.2 billion at March 31, 2010 compared to $69.6 billion on a managed basis at December 31, 2009. The $3.4 billion decrease was driven primarily by the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound and the Euro.

Direct/Indirect Consumer

At March 31, 2010, approximately 46 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services - automotive, marine and recreational vehicle loans), 19 percent was included in Global Card Services (consumer personal loans and other non-real estate secured loans), 24 percent in GWIM (principally other non-real estate secured, unsecured personal loans and securities-based lending margin loans) and the remainder in All Other (student loans).

Outstanding loans and leases increased $2.1 billion to $99.4 billion at March 31, 2010 compared to December 31, 2009 primarily due to the adoption of new consolidation guidance, as well as the purchase of auto receivables within the dealer financial services portfolio partially offset by lower outstandings in the Global Card Services unsecured consumer lending portfolio. Net charge-offs decreased $140 million to $1.1 billion for the three months ended March 31, 2010, or 4.46 percent of total average direct/indirect loans compared to 5.03 percent for the same period in 2009. This decrease was concentrated in the dealer financial services portfolio primarily attributable to the portfolio impact of continued high credit quality originations and higher values from the used vehicle remarketing process. Net charge-offs for the unsecured consumer lending portfolio decreased $39 million to $882 million, although the loss rate increased to 19.01 percent for the three months ended March 31, 2010, compared to 13.53 percent for the same period in the prior year. This was primarily the result of a significant slowdown in new loan production due in part to changes in underwriting criteria. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $338 million compared to December 31, 2009 to $3.4 billion due to the improvement in the unsecured consumer lending portfolio.

The table below presents certain state concentrations for the direct/indirect consumer loan portfolio.

  Table 27

  Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31	December 31	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009
California	$12,143	$11,664	$207	$228	$204	$246
Texas	9,163	8,743	103	105	83	80
Florida	7,699	7,559	119	130	117	150
New York	5,501	5,111	74	73	56	56
Georgia	3,282	3,165	51	52	42	48
Other U.S./Foreign	61,584	60,994	825	900	607	669
Total direct/indirect loans	$99,372	$97,236	$1,379	$1,488	$1,109	$1,249

Other Consumer

At March 31, 2010, approximately 72 percent of the $3.0 billion other consumer portfolio was associated with portfolios from certain consumer finance businesses that we previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Global Card Services and deposit overdrafts which are recorded in Deposits.

Nonperforming Consumer Loans and Foreclosed Properties Activity

Table 28 presents nonperforming consumer loans and foreclosed properties activity during the most recent five quarters. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include consumer credit card loans, non-real estate secured loans or unsecured consumer loans that are past due as these loans are generally charged off no later than the end of the month in which the account becomes 180 days past due. Real estate-secured past due consumer loans insured by the FHA are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans do not include the Countrywide purchased credit-impaired portfolio. For further information regarding nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. Total net additions to nonperforming loans for the three months ended March 31, 2010 were $718 million compared to $4.7 billion for the three months ended March 31, 2009. The net additions to nonperforming loans for the three months ended March 31, 2010 were driven primarily by the residential mortgage portfolio reflecting the weak housing market and elevated levels of unemployment and by the impact of new consolidation guidance on the home equity portfolio. Nonperforming consumer real estate related TDRs as a percentage of total nonperforming consumer loans and foreclosed properties declined to 18 percent at March 31, 2010 compared to 21 percent at December 31, 2009 due to an increase in nonperforming TDRs returning to performing status and charge-offs in connection with compliance with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans.

The outstanding balance of a real estate secured loan that is in excess of the estimated property value, after reducing this property value for costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless repayment of the loan is insured by the FHA. Property values are refreshed at least quarterly with additional charge-offs taken as needed. At March 31, 2010, $11.9 billion, or approximately 63 percent, of the nonperforming residential mortgage loans and foreclosed properties, comprised of $10.8 billion of nonperforming loans and $1.1 billion of foreclosed properties, were greater than 180 days past due and had been written down to their fair values. In addition, $959 million, or approximately 28 percent, of the nonperforming home equity loans and foreclosed properties, comprised of $903 million of nonperforming loans and $56 million of foreclosed properties, were greater than 180 days past due and had been written down to their fair values.

Fewer nonperforming loans were transferred to foreclosed properties during the three months ended March 31, 2010, with the net reductions to foreclosed properties of $40 million due to sales and write-downs.

Not included in foreclosed properties at March 31, 2010 was $924 million of real estate that was acquired by the Corporation upon foreclosure of delinquent FHA insured loans. We hold this real estate on our balance sheet until such time that we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed for principal and up to certain limits, costs incurred during the foreclosure process, and interest incurred during the holding period once the property is conveyed to the FHA.
Restructured Loans

As discussed above, nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the purchased credit-impaired portfolio, are included in Table 28.

At March 31, 2010, residential mortgage TDRs were $6.6 billion, an increase of $1.3 billion from December 31, 2009. Nonperforming TDRs increased $115 million during the three months ended March 31, 2010 to $3.0 billion. Nonperforming residential mortgage TDRs comprised approximately 16 percent and 17 percent of total residential mortgage nonperforming loans and foreclosed properties at March 31, 2010 and December 31, 2009. Residential mortgage TDRs that were performing in accordance with their modified terms and excluded from nonperforming loans in Table 28 were $3.6 billion, an increase of $1.3 billion compared to December 31, 2009 driven by an increase in TDRs returning to performing status and new additions to TDRs.

At March 31, 2010, home equity TDRs were $1.9 billion, a decrease of $407 million compared to December 31, 2009. Nonperforming TDRs decreased $562 million during the three months ended March 31, 2010 to $1.1 billion due to charge-offs to comply with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans and nonperforming TDRs returning to performing status. Nonperforming home equity TDRs comprised 33 percent and 44 percent of total home equity nonperforming loans and foreclosed properties at March 31, 2010 and December 31, 2009. Home equity TDRs that were performing in accordance with their modified terms and excluded from nonperforming loans in Table 28 were $795 million compared to $639 million at December 31, 2009.

Discontinued real estate TDRs totaled $89 million at March 31, 2010, an increase of $11 million from December 31, 2009. Of these loans, $53 million were nonperforming while the remaining $36 million were classified as performing at March 31, 2010.

We also work with customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated portfolio), while ensuring that we remain within Federal Financial Institutions Examination Council (FFIEC) guidelines. The renegotiated portfolio may include modifications, both short- and long-term, on interest rates or principal amounts or a combination of interest rates and principal amounts. We make modifications primarily through direct customer contact, but may also utilize an external debt management program. The renegotiated portfolio is excluded from Table 28 as we do not generally classify consumer non-real estate loans as nonperforming. At March 31, 2010, our renegotiated portfolio was $15.5 billion of which $10.9 billion was current or less than 30 days past due under the modified terms. At December 31, 2009, our renegotiated portfolio, on a managed basis, was $15.8 billion of which $10.9 billion was current or less than 30 days past due under the modified terms.

As a result of new accounting guidance on purchased credit-impaired loans, beginning January 1, 2010, modifications of loans in the purchased credit-impaired loan portfolio do not result in removal of the loan from the purchased credit-impaired portfolio pool. These modified loans are excluded from Table 28. Table 28 does not include non-accruing TDRs in the consumer real estate portfolio that were removed from the purchased credit-impaired portfolio prior to January 1, 2010 of $301 million and $395 million at March 31, 2010 and December 31, 2009.

Table 28
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)
(Dollars in millions)	First Quarter 2010	Fourth Quarter 2009	Third Quarter 2009	Second Quarter 2009	First Quarter 2009
Nonperforming loans
Balance, beginning of period	$20,839	$19,654	$17,772	$14,592	$9,888
Additions to nonperforming loans:
Consolidation of VIEs	448	-	-	-	-
New nonaccrual loans (2)	6,298	6,521	6,696	7,076	7,718
Reductions in nonperforming loans:
Paydowns and payoffs	(625)	(371)	(410)	(382)	(296)
Returns to performing status (3)	(2,521)	(2,169)	(966)	(804)	(601)
Charge-offs (4)	(2,607)	(2,443)	(2,829)	(2,478)	(1,692)
Transfers to foreclosed properties	(275)	(353)	(609)	(232)	(425)
Total net additions to nonperforming loans	718	1,185	1,882	3,180	4,704
Total nonperforming loans, end of period (5)	21,557	20,839	19,654	17,772	14,592
Foreclosed properties
Balance, beginning of period	1,428	1,298	1,330	1,356	1,506
Additions to foreclosed properties:
New foreclosed properties (6)	664	701	488	434	353
Reductions in foreclosed properties:
Sales	(658)	(495)	(428)	(382)	(382)
Writedowns	(46)	(76)	(92)	(78)	(121)
Total net additions (reductions) to foreclosed properties	(40)	130	(32)	(26)	(150)
Total foreclosed properties, end of period	1,388	1,428	1,298	1,330	1,356
Nonperforming consumer loans and foreclosed properties, end of period	$22,945	$22,267	$20,952	$19,102	$15,948
Nonperforming consumer loans as a percentage of outstanding consumer loans	3.26%	3.61%	3.40%	3.01%	2.40%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties	3.46	3.85	3.62	3.23	2.61

(1)

Balances do not include nonperforming LHFS of $2.1 billion, $2.9 billion, $3.3 billion, $3.4 billion and $3.7 billion at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. For more information on our definition of nonperforming loans, see the discussion beginning on page 142.

(2)	The first quarter of 2009 includes $465 million of nonperforming loans acquired from Merrill Lynch.

(3)

Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

(4)

Our policy generally is not to classify consumer credit card and consumer loans not secured by real estate as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity.

(5)

Approximately 56 percent of the nonperforming loans at March 31, 2010 are greater than 180 days past due and have been written down through charge-offs to approximately 69 percent of unpaid principal balance.

(6)

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded in noninterest expense. New foreclosed properties in the table above are net of $209 million, $161 million, $270 million, $166 million and $221 million of charge-offs during the first quarter of 2010 and the fourth, third, second and first quarters of 2009, respectively, taken during the first 90 days after transfer.

Commercial Portfolio Credit Risk Management

For information on our accounting policies regarding delinquencies, nonperforming status and charge-offs for the commercial portfolio, refer to the Commercial Portfolio Credit Risk Management section beginning on page 64 in the MD&A of the Corporation’s 2009 Annual Report on Form 10-K as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Management of Commercial Credit Risk Concentrations

Commercial credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of portfolio risk diversification. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 33, 37, 41 and 42 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the credit portfolio.

As part of our ongoing risk mitigation initiatives, we attempt to work with clients to modify their loans to terms that better align with their current ability to pay. In situations where an economic concession has been granted to a borrower experiencing financial difficulty, we identify these loans as TDRs.

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes) that exceed our single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. In addition, credit protection is purchased to cover the funded portion as well as the unfunded portion of certain other credit exposures. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be selectively added within an industry, borrower or counterparty group by selling protection. These credit derivatives do not meet the requirements for treatment as accounting hedges. They are carried at fair value with changes in fair value recorded in other income. By including the credit risk of the borrower in the fair value adjustments, any credit spread deterioration or improvement is recorded in other income immediately as part of the fair value adjustment. As a result, the allowance for loan and lease losses and the reserve for unfunded lending commitments are not used to capture credit losses inherent in any nonperforming or impaired loans and unfunded commitments carried at fair value. See the Commercial Loans Carried at Fair Value section on page 152 for more information on the performance of these loans and loan commitments and see Note 14 – Fair Value Measurements to the Consolidated Financial Statements for additional information on our fair value option elections.

Commercial Credit Portfolio

For the second consecutive quarter, reservable criticized balances and net credit losses in the commercial credit portfolio improved. Additionally, nonperforming loans and foreclosed property balances also declined for the first time since 2007. Improvements were driven by the commercial domestic portfolio and were broad based in terms of clients, industry and line of business. Commercial real estate also showed signs of stabilization in the first quarter of 2010, with the pace of deterioration in the non-homebuilder portfolio slowing; however, levels of stressed commercial real estate loans remain elevated.

Loan balances continued to decline as businesses aggressively managed their working capital and production capacity by maintaining lean inventories, staff levels and physical locations. Additionally, borrowers continued to access the capital markets for financing while reducing their use of bank credit facilities. Risk mitigation strategies further contributed to the decline in loan balances.

Table 29 presents our commercial loans and leases, and related credit quality information at March 31, 2010 and December 31, 2009. The new consolidation guidance did not affect the nonperforming loans or the loans accruing past due 90 days or more.

Loans that were acquired from Merrill Lynch that were considered credit-impaired were written down to fair value upon acquisition and comprised $637 million and $766 million of total commercial loans and leases outstanding at March 31, 2010 and December 31, 2009. These loans are excluded from the nonperforming loans and accruing balances 90 days or more past due even though the customer may be contractually past due.

  Table 29

  Commercial Loans and Leases

	Outstandings			Nonperforming (1)		Accruing Past Due 90 Days or More (2)
(Dollars in millions)	March 31 2010 (3)	January 1 2010 (3)	December 31 2009	March 31 2010	December 31 2009	March 31 2010	December 31 2009
Commercial loans and leases
Commercial – domestic (4)	$179,284	$186,675	$181,377	$4,407	$4,925	$195	$213
Commercial real estate (5)	66,649	69,377	69,447	7,177	7,286	80	80
Commercial lease financing	21,465	22,199	22,199	147	115	24	32
Commercial – foreign	26,905	27,079	27,079	150	177	8	67
	294,303	305,330	300,102	11,881	12,503	307	392
Small business commercial – domestic (6)	16,578	17,526	17,526	179	200	573	624
Total commercial loans excluding loans measured at fair value	310,881	322,856	317,628	12,060	12,703	880	1,016
Total measured at fair value (7)	4,087	4,936	4,936	70	138	49	87
Total commercial loans and leases	$314,968	$327,792	$322,564	$12,130	$12,841	$929	$1,103

(1)

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans accounted for under the fair value option were 3.88 percent and 4.00 percent at March 31, 2010 and December 31, 2009.

(2)

Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans accounted for under the fair value option remained 0.28 percent and 0.32 percent at March 31, 2010 and December 31, 2009.

(3)	Balance reflects impact of new consolidation guidance.

(4)	Excludes small business commercial – domestic loans.

(5)	Includes domestic commercial real estate loans of $63.9 billion and $66.5 billion and foreign commercial real estate loans of $2.7 billion and $3.0 billion at March 31, 2010 and December 31, 2009.

(6)	Small business commercial – domestic including card related products.

(7)

Certain commercial loans are accounted for under the fair value option and include commercial – domestic loans of $2.5 billion and $3.0 billion, commercial – foreign loans of $1.5 billion and $1.9 billion and commercial real estate loans of $101 million and $90 million at March 31, 2010 and December 31, 2009. See Note 14 – Fair Value Measurements to the Consolidated Financial Statements for additional information on the fair value option of certain financial instruments.

Table 30 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2010 and 2009. Commercial real estate net charge-offs in 2010 were primarily in the non-homebuilder portfolio while net charge-offs for the three months ended March 31, 2009 were driven by the homebuilder portfolio.

  Table 30

  Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1, 2, 3)
	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2010	2009	2010	2009
Commercial loans and leases
Commercial – domestic (4)	$286	$244	0.63%	0.46%
Commercial real estate	615	455	3.64	2.56
Commercial lease financing	21	67	0.40	1.22
Commercial – foreign	25	104	0.37	1.25
	947	870	1.28	1.02
Small business commercial – domestic	602	633	14.21	13.47
Total commercial	$1,549	$1,503	1.98	1.68

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

(2)

Net charge-off ratios excluding the Merrill Lynch purchased credit-impaired loan portfolio were 3.63 percent and 2.59 percent for commercial real estate, 0.37 percent and 1.27 percent for commercial – foreign and 1.98 percent and 1.69 percent for the total commercial portfolio for the three months ended March 31, 2010 and 2009. These are the only product classifications affected by the Merrill Lynch purchased credit-impaired loan portfolio for the three months ended March 31, 2010 and 2009.

(3)

Although the Merrill Lynch purchased credit-impaired portfolio was recorded at fair value at acquisition on January 1, 2009, actual credit losses have exceeded the initial purchase accounting estimates. Included above are net charge-offs related to the Merrill Lynch purchased credit-impaired portfolio during the three months ended March 31, 2010 of $2 million for commercial – domestic and $4 million for commercial real estate. There were no net charge-offs associated with purchased credit-impaired loans for the three months ended March 31, 2009.

(4)	Excludes small business commercial – domestic.

Table 31 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the bank is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $26.7 billion, or three percent, at March 31, 2010 compared to December 31, 2009. The decrease was largely driven by reductions in utilized and unfunded exposure in the loans and leases product type.

Total commercial utilized credit exposure decreased to $490.8 billion at March 31, 2010 compared to $498.6 billion at December 31, 2009. Utilized loans and leases declined due to limited demand for acquisition financing and capital expenditures in the large corporate and middle-market portfolios and as clients utilized the improved capital markets more extensively for their funding needs. With the economic outlook remaining uncertain, businesses continued to aggressively manage working capital and production capacity, maintaining low inventories and deferring capital spending. The decline in utilized loans and leases was partially offset by the increase in conduit balances related to the new consolidation guidance. The decline in commercial unfunded loans and leases was driven by the planned expiration of several large customer facilities within the multi-seller conduits, combined with the reclassification of certain exposures from unfunded to utilized as a result of consolidating previously unconsolidated multi-seller conduits on January 1, 2010. The decrease in derivative assets was driven by maturing transactions, mark-to-market adjustments from changing interest and foreign exchange rates, as well as generally narrower credit spreads. The increase in assets held-for-sale and debt securities was driven by an increase in commitments to provide funding to customers of the newly consolidated conduits through the acquisition of debt securities.

The utilization rate (total commercial excluding small business) increased to 58 percent at March 31, 2010 from 57 percent at December 31, 2009. The utilization rate includes loans and leases, letters of credit and financial guarantees, and bankers’ acceptances. The increase was driven by the consolidation of certain multi-seller conduits as discussed above.

Table 31

Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	March 31 2010	December 31 2009	March 31 2010	December 31 2009	March 31 2010	December 31 2009
Loans and leases	$314,968	$322,564	$278,070	$298,048	$593,038	$620,612
Derivative assets (4)	77,577	80,689	-	-	77,577	80,689
Standby letters of credit and financial guarantees	67,545	67,975	1,888	1,767	69,433	69,742
Assets held-for-sale and debt securities (5)	23,135	19,923	3,153	2,289	26,288	22,212
Bankers' acceptances	3,811	3,658	17	16	3,828	3,674
Commercial letters of credit	2,859	2,958	580	569	3,439	3,527
Foreclosed properties and other	944	797	-	-	944	797
Total commercial credit exposure	$490,839	$498,564	$283,708	$302,689	$774,547	$801,253

(1)

Total commercial utilized exposure at March 31, 2010 and December 31, 2009 includes loans and issued letters of credit accounted for under the fair value option and is comprised of loans outstanding of $4.1 billion and $4.9 billion and letters of credit with a notional amount of $1.6 billion and $1.7 billion.

(2)

Total commercial unfunded exposure at March 31, 2010 and December 31, 2009 includes loan commitments accounted for under the fair value option with a notional amount of $25.7 billion and $25.3 billion.

(3)	Excludes unused business card lines which are not legally binding.

(4)

Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $58.1 billion and $58.4 billion at March 31, 2010 and December 31, 2009. Not reflected in utilized and committed exposure is additional derivative collateral held of $16.0 billion and $16.2 billion which consists primarily of other marketable securities.

(5)

Total commercial committed exposure consists of $12.1 billion and $7.9 billion of debt security exposure within the consolidated multi-seller conduits, $8.9 billion and $9.0 billion of commercial LHFS exposure (e.g., commercial mortgage and leveraged finance) and $5.3 billion of other assets held-for-sale exposure at both March 31, 2010 and December 31, 2009.

Table 32 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. In addition to reservable loans and leases, excluding those accounted for under the fair value option, exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial utilized reservable criticized exposure decreased $3.4 billion primarily due to decreases in commercial – domestic and commercial real estate primarily driven by a slower pace of downgrades into criticized as well as increased levels of upgrades out of criticized. Despite the improvements, levels remain elevated. The $2.4 billion decrease in commercial – domestic reflects improvement across various lines of business and industries, primarily in GBAM and Global Commercial Banking. Commercial real estate decreased $464 million primarily due to stabilization in the homebuilder portfolio and certain portions of the non-homebuilder portfolio, partially offset by continued deterioration within the multi-family rental and office property types of the non-homebuilder portfolio. At March 31, 2010, approximately 86 percent of the loans within utilized criticized reservable exposure were secured.

  Table 32

  Commercial Utilized Reservable Criticized Exposure

	March 31, 2010		December 31, 2009
(Dollars in millions)	Amount	Percent (1)	Amount	Percent (1)
Commercial – domestic (2)	$25,841	10.82%	$28,259	11.66%
Commercial real estate	23,340	32.87	23,804	32.13
Commercial lease financing	2,178	10.15	2,229	10.04
Commercial – foreign	2,320	6.26	2,605	7.12
	53,679	14.57	56,897	15.17
Small business commercial – domestic	1,643	9.88	1,789	10.18
Total commercial utilized reservable criticized exposure	$55,322	14.37	$58,686	14.94

(1)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

(2)	Excludes small business commercial – domestic exposure.

Commercial – Domestic

At March 31, 2010, approximately 55 percent and 26 percent of the commercial – domestic loan portfolio, excluding small business, was included in Global Commercial Banking and GBAM. The remaining 19 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans, excluding loans accounted for under the fair value option, decreased primarily due to reduced customer demand and client fundings as clients’ access to the capital markets increased, partially offset by an increase in loan balances due to the adoption of new consolidation guidance. Compared to December 31, 2009, reservable criticized balances and nonperforming loans declined $2.4 billion and $518 million. The declines were broad-based in terms of borrowers and industries. Net charge-offs increased $42 million for the three months ended March 31, 2010 compared to the same period during 2009.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases, excluding loans accounted for under the fair value option, decreased $2.8 billion at March 31, 2010 compared to December 31, 2009, primarily due to portfolio attrition and losses. The portfolio remains diversified across property types and geographic regions. California and Florida represent the two largest state concentrations at 21 percent and seven percent for loans and leases at March 31, 2010. For more information on geographic or property concentrations, refer to Table 33.

Credit quality for commercial real estate is showing signs of stabilization; however, elevated unemployment and pressure on vacancy and rental rates will continue to affect the portfolio, primarily non-homebuilder. Compared to December 31, 2009, nonperforming commercial real estate loans and foreclosed properties increased slightly, primarily in office and multi-family rental property types. Reservable criticized balances declined by $464 million primarily due to stabilization in the homebuilder portfolio and certain portions of the non-homebuilder portfolio, partially offset by continued deterioration within the multi-family rental and office property types of the non-homebuilder portfolio. For the three months ended March 31, 2010, net charge-offs were up $160 million compared to the same period in 2009 due to increases within the non-homebuilder portfolio partially offset by decreases within the homebuilder portfolio.

The following table presents outstanding commercial real estate loans by geographic region and property type. Commercial real estate primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.

  Table 33

  Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2010	December 31 2009
By Geographic Region (1)
California	$14,169	$14,554
Northeast	11,597	12,089
Southwest	8,492	8,641
Southeast	6,701	7,019
Midwest	6,275	6,662
Florida	4,579	4,589
Illinois	3,961	4,527
Midsouth	3,436	3,459
Northwest	2,976	3,097
Non-U.S.	2,713	2,994
Geographically diversified (2)	1,090	1,362
Other (3)	761	544
Total outstanding commercial real estate loans (4)	$66,750	$69,537
By Property Type
Office	$11,926	$12,511
Multi-family rental	11,107	11,169
Shopping centers/retail	9,345	9,519
Hotels/motels	6,868	6,946
Homebuilder (5)	6,531	7,250
Industrial/warehouse	5,960	5,852
Multi-use	5,482	5,924
Land and land development	3,030	3,215
Other (6)	6,501	7,151
Total outstanding commercial real estate loans (4)	$66,750	$69,537

(1)	Distribution is based on geographic location of collateral.

(2)

The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(3)	Primarily includes properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

(4)	Includes commercial real estate loans accounted for under the fair value option of $101 million and $90 million at March 31, 2010 and December 31, 2009.

(5)	Homebuilder includes condominiums and residential land.

(6)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

During the three months ended March 31, 2010, we continued to see stabilization in the homebuilder portfolio. The non-homebuilder portfolio remains most at risk despite a reduction in reservable criticized balances as occupancy rates, rental rates and commercial property prices remain under pressure. We have adopted a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios. For additional information on our Credit Risk Management activities, see page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

The following table presents commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio includes condominiums and residential land.

  Table 34

  Commercial Real Estate Credit Quality Data

	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	March 31 2010	December 31 2009	March 31 2010	December 31 2009
Commercial real estate – non-homebuilder
Office	$919	$729	$3,874	$3,822
Multi-family rental	660	546	2,922	2,496
Shopping centers/retail	1,189	1,157	3,336	3,469
Hotels/motels	202	160	1,162	1,140
Multi-use	492	416	1,378	1,578
Industrial/warehouse	443	442	1,718	1,757
Land and land development	958	968	1,581	1,657
Other (3)	396	417	2,218	2,210
Total non-homebuilder	5,259	4,835	18,189	18,129
Commercial real estate – homebuilder	2,838	3,228	5,151	5,675
Total commercial real estate	$8,097	$8,063	$23,340	$23,804

(1)	Includes commercial foreclosed properties of $920 million and $777 million at March 31, 2010 and December 31, 2009.

(2)

Utilized reservable criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. This is defined as loans, excluding those accounted for under the fair value option, SBLC’s and bankers’ acceptances.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

The following table presents commercial real estate net charge-offs and related ratios by non-homebuilder and homebuilder property types.

  Table 35

  Commercial Real Estate Net Charge-offs and Related Ratios

	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2010	2009	2010	2009
Commercial real estate – non-homebuilder
Office	$63	$12	2.08%	0.43%
Multi-family rental	35	19	1.29	0.74
Shopping centers/retail	87	16	3.62	0.63
Hotels/motels	12	2	0.72	0.20
Multi-use	37	1	2.66	0.04
Industrial/warehouse	25	8	1.70	0.54
Land and land development	103	68	13.16	7.31
Other (2)	92	28	5.38	1.29
Total non-homebuilder	454	154	2.99	1.02
Commercial real estate – homebuilder	161	301	9.54	11.33
Total commercial real estate	$615	$455	3.64	2.56

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

(2)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

At March 31, 2010, we had total committed non-homebuilder exposure of $81.3 billion compared to $84.4 billion at December 31, 2009, with the decrease due to repayments and net charge-offs. Non-homebuilder nonperforming loans and foreclosed properties were $5.3 billion, or 8.67 percent of total non-homebuilder loans and foreclosed properties at March 31, 2010 compared to $4.8 billion, or 7.73 percent, at December 31, 2009, with the increase due to continued deterioration in the office, multi-family rental and multi-use property types.

Non-homebuilder utilized reservable criticized exposure increased $60 million to $18.2 billion, or 28.37 percent of total non-homebuilder utilized reservable exposure at March 31, 2010 compared to $18.1 billion, or 27.27 percent, at December 31, 2009. The increase was driven primarily by multi-family rental and office property types, partially offset by decreases in multi-use and shopping centers/retail property types.

For the non-homebuilder portfolio, net charge-offs increased $300 million for the three months ended March 31, 2010 compared to the same period in 2009 with the increase concentrated in shopping centers/retail, office and other property types.

Within our total non-homebuilder exposure, at March 31, 2010, we had total committed non-homebuilder construction and land development exposure of $23.4 billion compared to $24.5 billion at December 31, 2009 across multiple property types. Non-homebuilder construction and land development exposure is mostly secured and diversified across property types and geographies. Assets in the non-homebuilder construction and land development portfolio face significant challenges in the current rental market. Weak rental demand and cash flows and declining property valuations have resulted in elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and charge-offs. Nonperforming loans and foreclosed properties in the non-homebuilder construction and land development portfolio increased $234 million and reservable criticized exposure decreased $232 million for the three months ended March 31, 2010.

At March 31, 2010, we had committed homebuilder exposure of $9.3 billion compared to $10.4 billion at December 31, 2009 of which $6.5 billion and $7.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, charge-offs, reduced new home construction and continued risk mitigation initiatives. Homebuilder nonperforming loans and foreclosed properties declined $390 million due to repayments, net charge-offs, fewer downgrades and a slowdown in the rate of home price declines. Homebuilder utilized reservable criticized exposure decreased by $524 million to $5.2 billion compared to $5.7 billion at December 31, 2009 due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 40.93 percent and 74.60 percent at March 31, 2010 compared to 42.16 percent and 74.44 percent at December 31, 2009. Net charge-offs for the homebuilder portfolio decreased $140 million to $161 million for the three months ended March 31, 2010 compared to the same period in 2009.

Commercial – Foreign

The commercial – foreign loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, decreased due to repayments as borrowers accessed the capital markets to refinance bank debt and aggressively managed working capital and investment spending. Reduced merger and acquisition activity was also a factor contributing to modest new loan originations. Net charge-offs decreased $79 million for the three months ended March 31, 2010 due to lower losses in the financial services sector compared to the same period in 2009. For additional information on the commercial – foreign portfolio, refer to Foreign Portfolio beginning on page 159.

Small Business Commercial – Domestic

The small business commercial – domestic loan portfolio is comprised of business card and small business loans managed in Global Card Services and Global Commercial Banking. Small business commercial – domestic net charge-offs decreased $31 million for the three months ended March 31, 2010 compared to the same period in 2009. Although losses remain high, the reduction in net charge-offs was driven by runoff of higher risk vintages and the impact of higher quality originations. Approximately 75 percent of the small business commercial – domestic net charge-offs for the three months ended March 31, 2010 were credit card related products, compared to 74 percent for the same period in 2009.

Commercial Loans Carried at Fair Value

The portfolio of commercial loans accounted for under the fair value option is managed in GBAM. Outstanding commercial loans accounted for under the fair value option decreased $849 million to an aggregate fair value of $4.1 billion at March 31, 2010 compared to December 31, 2009 due primarily to reduced corporate borrowings under bank credit facilities. We recorded net gains of $116 million resulting from new originations, loans being paid off at par value and changes in the fair value of the loan portfolio during the first quarter of 2010 compared to net losses of $1.0 billion for the same period in 2009. These amounts were primarily attributable to changes in instrument-specific credit risk and were predominantly offset by net gains or net losses from hedging activities.

In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $746 million and $950 million at March 31, 2010 and December 31, 2009 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $27.3 billion and $27.0 billion at March 31, 2010 and December 31, 2009. Net gains resulting from new originations, terminations and changes in the fair value of commitments and letters of credit of $71 million were recorded during the quarter ended March 31, 2010 compared to net gains of $478 million for the same period in 2009. These gains were primarily attributable to changes in instrument-specific credit risk.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

The following table presents the additions and reductions to nonperforming loans, leases and foreclosed properties in the commercial portfolio during the most recent five quarters. The $500 million decrease in the first quarter of 2010 was driven by lower new nonaccrual loan volume. Commercial – domestic represented $518 million of the decline, whereas commercial real estate increased slightly as continued deterioration in non-homebuilder offset stabilization in homebuilder. Commercial – foreign and commercial leases were generally flat. Approximately 95 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 30 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 70 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated net realizable value.

  Table 36

  Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	First Quarter 2010	Fourth Quarter 2009	Third Quarter 2009	Second Quarter 2009	First Quarter 2009
Nonperforming loans and leases
Balance, beginning of period	$12,703	$12,260	$11,409	$9,312	$6,497
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	1,881	3,662	4,235	4,296	4,399
Advances	83	130	54	120	35
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(830)	(1,048)	(944)	(593)	(490)
Sales	(170)	(283)	(304)	(36)	(7)
Returns to performing status (3)	(323)	(220)	(94)	(92)	(55)
Charge-offs (4)	(956)	(1,448)	(1,773)	(1,429)	(976)
Transfers to foreclosed properties	(260)	(344)	(253)	(169)	(91)
Transfers to loans held-for-sale	(68)	(6)	(70)	-	-
Total net additions to (reductions in) nonperforming loans and leases	(643)	443	851	2,097	2,815
Total nonperforming loans and leases, end of period	12,060	12,703	12,260	11,409	9,312
Foreclosed properties
Balance, beginning of period	777	613	471	372	321
Additions to foreclosed properties:
New foreclosed properties	260	344	253	169	91
Reductions in foreclosed properties:
Sales	(93)	(150)	(73)	(52)	(35)
Writedowns	(24)	(30)	(38)	(18)	(5)
Total net additions to foreclosed properties	143	164	142	99	51
Total foreclosed properties, end of period	920	777	613	471	372
Nonperforming commercial loans, leases and foreclosed properties, end of period	$12,980	$13,480	$12,873	$11,880	$9,684
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	3.88%	4.00%	3.72%	3.31%	2.58%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	4.16	4.24	3.90	3.44	2.68

(1)

Balances do not include nonperforming LHFS of $2.9 billion, $4.5 billion, $2.9 billion, $2.5 billion and $1.3 billion at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

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

At March 31, 2010, the total commercial TDR balance was $618 million. Nonperforming TDRs increased $30 million while performing TDRs increased $11 million during the first quarter of 2010. Nonperforming TDRs of $516 million are included in Table 36.

Industry Concentrations

Table 37 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial utilized and total commercial committed exposure includes loans and letters of credit accounted for under the fair value option and are comprised of loans outstanding of $4.1 billion and $4.9 billion, and issued letters of credit with a notional amount of $1.6 billion and $1.7 billion at March 31, 2010 and December 31, 2009. In addition, total commercial committed exposure includes unfunded loan commitments with a notional amount of $25.7 billion and $25.3 billion at March 31, 2010 and December 31, 2009. The decline in commercial committed exposure of $26.7 billion from December 31, 2009 to March 31, 2010 was broad-based across most industries.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limits governance.

Diversified financials, our largest industry concentration, experienced a decrease in committed exposure of $13.3 billion, or 12 percent, at March 31, 2010 compared to December 31, 2009. This decrease was driven primarily by a reduction in exposure to conduits tied to the consumer finance industry.

Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $5.0 billion, or five percent, at March 31, 2010 compared to December 31, 2009. Real estate construction and land development exposure comprised 31 percent of the total real estate industry committed exposure at March 31, 2010. For more information on the commercial real estate and related portfolios, refer to the commercial real estate discussion beginning on page 149.

Committed exposure in the banking industry sector increased $4.5 billion primarily due to a $4.0 billion increase in derivative exposure which was divided equally between new exposures and increases in existing derivative exposure. The $1.2 billion increase in energy industry committed exposure was also due to increased derivative activity.

A $4.0 billion decline in individuals and trust committed exposure was largely due to the unwinding of a $1.5 billion derivative transaction, with the balance spread across the portfolio. Transportation committed exposure declined $1.5 billion, or seven percent, at March 31, 2010 compared to December 31, 2009, as clients accessed the capital markets for financing while reducing their use of bank credit facilities.

Monoline and Related Exposure

Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $41 million at both March 31, 2010 and December 31, 2009.

We have indirect exposure to monolines primarily in the form of guarantees supporting our loans, investment portfolios, securitizations and credit-enhanced securities as part of our public finance business and other selected products. Such indirect exposure exists when we purchase credit protection from monolines to hedge all or a portion of the credit risk on certain credit exposures including loans and CDOs. We underwrite our public finance exposure by evaluating the underlying securities.

We also have indirect exposure to monoline financial guarantors, primarily in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monoline financial guarantors to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined or are required to indemnify or provide recourse for a guarantor’s loss. The Corporation has repurchased loans and has provided a liability for representation and warranties for monoline financial guarantors’ repurchase requests where, in its view, valid identified defects exist. The Corporation has also established a liability for monoline financial guarantors’ repurchase requests that are in process of review based on prior repurchase experience with each monoline financial guarantor to the extent such experience is believed to provide a reliable basis on which to estimate future repurchase activity. At March 31, 2010, the unpaid principal balance of loans related to unresolved repurchase requests from monoline financial guarantors was approximately $3.0 billion, including $2.1 billion that have been reviewed and where, in our view, a valid defect has not been identified which would constitute an actionable breach of the representations and warranties and $900 million that are in the process of review. In view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect was not identified and other unasserted requests to repurchase loans from the monoline financial guarantors, we cannot reasonably estimate what the eventual outcome will be, what the timing of the ultimate resolution of these matters will be, or what if any the eventual loss related to each pending matter may be. As a result, a liability has not been established related to repurchase requests where a valid defect has not been identified and other unasserted requests to repurchase loans from the monoline financial guarantors. The exposure to loss on these requests will be determined by the number and amount of loans that will ultimately be repurchased offset by the applicable underlying collateral value in the real estate securing these loans. In the unlikely event that the Corporation would be required to repurchase the entire amount of loans where a valid defect was not identified, assuming the underlying collateral has no value, the maximum amount of potential loss would be no greater than the unpaid principal balance of the loans. For additional information regarding representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. For additional information regarding disputes involving monoline financial guarantors, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Monoline derivative credit exposure at March 31, 2010 had a notional value of $41.2 billion compared to $42.6 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $10.3 billion at March 31, 2010 compared to $11.1 billion at December 31, 2009, driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At March 31, 2010, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.8 billion, compared to $6.0 billion at December 31, 2009, which reduced our net mark-to-market exposure to $4.5 billion at March 31, 2010 of which 65 percent related to one monoline. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, see GBAM beginning on page 107.

We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase protection in order to enhance their pricing power which has the effect of reducing their cost of borrowing. If the ratings agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to recovery on the purchased insurance. Investments in securities issued by municipalities and corporations with purchased wraps at March 31, 2010 and December 31, 2009 had a notional value of $4.8 billion and $5.0 billion. Mark-to-market investment exposure was $4.7 billion at March 31, 2010 compared to $4.9 billion at December 31, 2009.

Table 37

Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed
	March 31	December 31	March 31	December 31
(Dollars in millions)	2010	2009	2010	2009
Diversified financials	$65,169	$69,259	$95,737	$109,079
Real estate (2)	72,937	75,049	88,148	93,147
Government and public education	45,954	44,151	61,951	61,998
Capital goods	22,593	23,911	46,064	48,184
Healthcare equipment and services	29,249	29,584	45,843	46,870
Consumer services	28,881	28,704	43,864	44,214
Retailing	23,666	23,671	42,155	42,414
Commercial services and supplies	22,807	23,892	32,995	34,646
Materials	16,311	16,373	32,740	33,233
Individuals and trusts	23,493	25,941	30,680	34,698
Banks	24,794	20,299	27,868	23,384
Insurance	19,923	20,613	27,202	28,033
Food, beverage and tobacco	13,875	14,812	26,982	28,079
Utilities	8,149	9,217	25,592	25,316
Energy	10,222	9,605	24,818	23,619
Media	13,498	14,020	22,233	22,886
Transportation	12,671	13,724	18,638	20,101
Religious and social organizations	8,936	8,920	11,305	11,374
Pharmaceuticals and biotechnology	2,796	2,875	10,448	10,626
Technology hardware and equipment	3,821	3,416	10,229	10,516
Telecommunication services	3,496	3,558	9,564	9,478
Consumer durables and apparel	4,287	4,409	9,414	9,998
Software and services	3,111	3,216	8,931	9,359
Food and staples retailing	3,438	3,680	6,501	6,562
Automobiles and components	2,209	2,379	5,187	6,359
Other	4,553	3,286	9,458	7,080
Total commercial credit exposure by industry	$490,839	$498,564	$774,547	$801,253

Net credit default protection purchased on total commitments (3)			$(20,600)	$(19,025)

(1)	Includes small business commercial – domestic exposure.

(2)

Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. See the Risk Mitigation discussion below for additional information.

Risk Mitigation

Credit protection is purchased to cover the funded portion as well as the unfunded portion of certain credit exposure. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.

At March 31, 2010 and December 31, 2009, we had net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option as well as certain other credit exposures of $20.6 billion and $19.0 billion. The mark-to-market affects, including the cost of net credit default protection hedging our credit exposure, resulted in net losses of $204 million in the first quarter of 2010 compared to net gains of $211 million for the same period in 2009. The average Value-at-Risk (VAR) for these credit derivative hedges was $59 million in the first quarter of 2010 compared to $39 million for the same period in 2009. The average VAR for the related credit exposure was $63 million in first quarter of 2010 compared to $151 million for the same period in 2009. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VAR was $46 million for the first quarter of 2010. Refer to Trading Risk Management beginning on page 165 for a description of our VAR calculation for the market-based trading portfolio.

Tables 38 and 39 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2010 and December 31, 2009. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

  Table 38

  Net Credit Default Protection by Maturity Profile

	March 31 2010	December 31 2009
Less than or equal to one year	17%	16%
Greater than one year and less than or equal to five years	81	81
Greater than five years	2	3
Total net credit default protection	100%	100%

  Table 39

  Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	March 31, 2010		December 31, 2009
Ratings (2)	Net Notional	Percent of Total	Net Notional	Percent of Total
AAA	$15	(0.1)%	$15	(0.1)%
AA	(285)	1.4	(344)	1.8
A	(6,414)	31.1	(6,092)	32.0
BBB	(9,025)	43.8	(9,573)	50.4
BB	(2,335)	11.3	(2,725)	14.3
B	(774)	3.9	(835)	4.4
CCC and below	(1,489)	7.2	(1,691)	8.9
NR (3)	(293)	1.4	2,220	(11.7)
Total net credit default protection	$(20,600)	100.0%	$(19,025)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.

(3)

In addition to names which have not been rated, “NR” includes $(211) million and $2.3 billion in net credit default swaps index positions at March 31, 2010 and December 31, 2009. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative positions in the OTC market with large, multinational financial institutions, including broker/dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty (where applicable), and/or allow us to take additional protective measures such as early termination of all trades.

The notional amounts presented in Table 40 represent the total contract/notional amount of credit derivatives outstanding and include both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost, in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

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

Table 40

Credit Derivatives

	March 31, 2010		December 31, 2009
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk
Credit derivatives
Purchased credit derivatives:
Credit default swaps	$2,525,846	$23,225	$2,800,539	$25,964
Total return swaps/other	25,914	2,312	21,685	1,740
Total purchased credit derivatives	2,551,760	25,537	2,822,224	27,704
Written credit derivatives:
Credit default swaps	2,534,059	-	2,788,760	-
Total return swaps/other	35,992	-	33,109	-
Total written credit derivatives	2,570,051	-	2,821,869	-
Total credit derivatives	$5,121,811	$25,537	$5,644,093	$27,704

Counterparty Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments are reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty.

During the three months ended March 31, 2010, credit valuation gains (losses) were recognized in trading account profits (losses) related to counterparty credit risk on derivative assets. For additional information on gains or losses related to the counterparty credit risk on derivative assets, refer to Note 4 – Derivatives to the Consolidated Financial Statements. For information on our monoline counterparty credit risk, see the discussion beginning on pages 110 and 154, and for information on our CDO-related counterparty credit risk, see GBAM beginning on page 107.

Foreign Portfolio

Our foreign credit and trading portfolio is subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage foreign risk and exposures. Management oversight of country risk including cross-border risk is the responsibility of management’s Regional Risk Committee, a subcommittee of the CRC.

Foreign exposure includes credit exposure net of local liabilities, securities, and other investments issued by or domiciled in countries other than the U.S. Total foreign exposure can be adjusted for externally guaranteed outstandings and certain collateral types. Exposures which are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

Certain western European countries (i.e. Greece, Ireland, Italy, Portugal and Spain) are currently experiencing varying degrees of financial stress. Greece, Portugal and Spain have recently had certain of their credit ratings lowered by Standard & Poor’s Rating Services. Risks from the potential debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery including the impact on non-sovereign debt in these countries. The table below shows our direct sovereign and non-sovereign exposures (excluding consumer credit card exposure) in these countries at March 31, 2010.

  Table 41

  Select Western European Countries

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (1)	Derivative Assets (2)	Securities/ Other Investments (3)	Total Cross- border Exposure (4)	Local Country Exposure Net of Local Liabilities (5)	Total Foreign Exposure at March 31, 2010	Credit Default Protection (6)
Country
Greece
Sovereign	$-	$-	$91	$102	$193	$-	$193	$(205)
Non-sovereign	351	3	47	705	1,106	-	1,106	-
Total Greece	$351	$3	$138	$807	$1,299	$-	$1,299	$(205)
Ireland
Sovereign	$12	$323	$3	$63	$401	$-	$401	$(30)
Non-sovereign	1,636	587	671	1,795	4,689	103	4,792	(16)
Total Ireland	$1,648	$910	$674	$1,858	$5,090	$103	$5,193	$(46)
Italy
Sovereign	$-	$-	$1,845	$490	$2,335	$-	$2,335	$(1,106)
Non-sovereign	1,033	55	929	2,925	4,942	2,366	7,308	(9)
Total Italy	$1,033	$55	$2,774	$3,415	$7,277	$2,366	$9,643	$(1,115)
Portugal
Sovereign	$-	$-	$33	$-	$33	$-	$33	$-
Non-sovereign	65	38	57	538	698	-	698	-
Total Portugal	$65	$38	$90	$538	$731	$-	$731	$-
Spain
Sovereign	$-	$-	$42	$-	$42	$80	$122	$1
Non-sovereign	1,285	290	480	2,395	4,450	1,110	5,560	(20)
Total Spain	$1,285	$290	$522	$2,395	$4,492	$1,190	$5,682	$(19)

(1)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.

(2)

Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $2.8 billion at March 31, 2010. At March 31, 2010, there were $543 million of other marketable securities collateralizing derivative assets.

(3)

Generally, cross-border resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

(4)

Cross-border exposure includes amounts payable to the Corporation by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting requirements.

(5)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities of $731 million at March 31, 2010 are subtracted from local exposures consistent with FFIEC reporting requirements. Of the $731 million applied for exposure reduction, $258 million was in Italy, $208 million was in Ireland, $193 million was in Spain and $72 million was in Greece.

(6)	Represents net notional credit default protection purchased to hedge counterparty risk.

As presented in Table 42, foreign exposure to borrowers or counterparties in emerging markets increased $2.7 billion to $53.3 billion at March 31, 2010, compared to $50.6 billion at December 31, 2009. The increase was driven by growth in the Asia Pacific region. Foreign exposure to borrowers or counterparties in emerging markets represented 21 percent and 20 percent of total foreign exposure at March 31, 2010 and December 31, 2009.

Table 42

Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at March 31, 2010	Increase (Decrease) From December 31, 2009
Region/Country
Asia Pacific
China	$638	$575	$511	$10,095	$11,819	$263	$12,082	$19
India	2,387	1,484	1,162	2,830	7,863	-	7,863	1,703
South Korea	502	936	1,047	3,308	5,793	-	5,793	782
Hong Kong	383	263	132	323	1,101	-	1,101	(1)
Singapore	369	48	45	561	1,023	-	1,023	155
Taiwan	330	28	75	163	596	279	875	146
Other Asia Pacific (7)	254	73	177	480	984	21	1,005	(26)
Total Asia Pacific	4,863	3,407	3,149	17,760	29,179	563	29,742	2,778
Latin America
Brazil	522	573	107	6,227	7,429	1,702	9,131	(323)
Mexico	1,628	304	320	2,954	5,206	83	5,289	(182)
Chile	684	222	283	237	1,426	2	1,428	267
Argentina	26	1	1	318	346	174	520	74
Other Latin America (7)	282	322	31	250	885	47	932	(102)
Total Latin America	3,142	1,422	742	9,986	15,292	2,008	17,300	(266)
Middle East and Africa
South Africa	264	2	50	890	1,206	-	1,206	58
Bahrain	105	7	12	905	1,029	-	1,029	(104)
United Arab Emirates	770	11	111	71	963	-	963	243
Other Middle East and Africa (7)	294	141	133	179	747	1	748	(20)
Total Middle East and Africa	1,433	161	306	2,045	3,945	1	3,946	177
Central and Eastern Europe
Turkey	149	179	28	187	543	48	591	203
Other Central and Eastern Europe (7)	165	224	464	802	1,655	65	1,720	(167)
Total Central and Eastern Europe	314	403	492	989	2,198	113	2,311	36
Total emerging market exposure	$9,752	$5,393	$4,689	$30,780	$50,614	$2,685	$53,299	$2,725

(1)

There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. There was no emerging market exposure included in the portfolio accounted for under the fair value option at March 31, 2010 and December 31, 2009.

(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.

(3)

Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $704 million and $557 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, there were $428 million and $616 million of other marketable securities collateralizing derivative assets.

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

(6)

Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at March 31, 2010 was $18.9 billion compared to $17.6 billion at December 31, 2009. Local liabilities at March 31, 2010 in Asia Pacific, Latin America, and Middle East and Africa were $17.3 billion, $1.4 billion and $201 million, respectively, of which $8.1 billion were in Singapore, $2.2 billion were in South Korea, $2.1 billion were in both Hong Kong and India, $1.5 billion were in China, and $1.3 billion were in Mexico. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total foreign exposure of more than $500 million.

At March 31, 2010 and December 31, 2009, 56 percent and 53 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $2.8 billion primarily attributable to increases in India and South Korea, which account for 89 percent of the total increase, driven by the execution of growth strategies. Our exposure in China was primarily related to our equity investment in CCB which was carried at $9.2 billion at both March 31, 2010 and December 31, 2009. For more information on our CCB investment, refer to All Other beginning on page 116.

At March 31, 2010, 33 percent of the emerging markets exposure was in Latin America compared to 35 percent at December 31, 2009. Latin America emerging markets exposure decreased by $266 million. Our exposure in Brazil was primarily related to our investment in Itaú Unibanco, which accounted for $5.4 billion of exposure in Brazil at both March 31, 2010 and December 31, 2009. Our equity investment in Itaú Unibanco represents five percent of its outstanding voting and non-voting shares at both March 31, 2010 and December 31, 2009. Our exposure in Mexico was primarily related to our 24.9 percent investment in Santander, which is classified as securities and other investments in Table 42, and accounted for $2.7 billion and $2.5 billion of exposure in Mexico at March 31, 2010 and December 31, 2009.

At both March 31, 2010 and December 31, 2009, seven percent of the emerging markets exposure was in Middle East and Africa with an increase of $177 million. At March 31, 2010 and December 31, 2009, four percent and five percent of the emerging markets exposure was in Central and Eastern Europe which increased by $36 million.

Provision for Credit Losses

The provision for credit losses decreased $3.6 billion to $9.8 billion for the three months ended March 31, 2010 compared to the same period in 2009.

The consumer portion of the provision for credit losses decreased $2.4 billion to $8.3 billion for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was due to reserve reductions in 2010 compared to reserve additions in 2009. The reserve reductions resulted from lower delinquencies and lower losses in the consumer credit card and unsecured consumer lending portfolios resulting from an improving economic outlook. Consumer real estate reserves increased in the three months ended March 31, 2010 amid continued stress in the housing markets, however, at lower levels than the same period in the prior year. This improvement was partially offset by higher net charge-offs due to the impact of the adoption of new consolidation guidance resulting in the consolidation of certain securitized loan balances in our consumer credit card and home equity portfolios. In the consumer purchased credit-impaired portfolios, the addition to reserves to reflect further reductions in expected principal cash flows was $846 million in the first three months of 2010 compared to $853 million a year earlier.

The commercial portion of the provision for credit losses including the provision for unfunded lending commitments decreased $1.2 billion to $1.5 billion for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was due to reserve reductions in the small business portfolio in 2010 compared to reserve additions in 2009 due to improved credit quality and changes in lending criteria implemented in 2008 and 2009.

Allowance for Credit Losses

The allowance for loan and lease losses is allocated based on two components, depending on whether the loan or lease has been individually identified as being impaired. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes loans held-for-sale and loans accounted for under the fair value option as fair value adjustments related to loans measured at fair value include a credit risk component.

The first component of the allowance for loan and lease losses covers those commercial loans that are either nonperforming or impaired, consumer real estate loans that have been modified in a TDR, or renegotiated credit card, unsecured consumer, or small business loans. These loans are subject to impairment measurement at the loan level based either on the present value of expected future cash flows discounted at the loan’s original effective interest rate, the collateral value or the loan’s observable market price. When the values are lower than the carrying value of the loan, impairment is recognized. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.

The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases which have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of March 31, 2010, quarterly updates to the loss forecast models resulted in increases in the allowance for loan and lease losses in the consumer real estate portfolios and reductions in the allowance for the Global Card Services consumer credit card and unsecured consumer lending portfolios. The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The statistical models for commercial loans are updated at least annually and utilize the Corporation’s historical database of actual defaults. The credit characteristics of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default (PD) and the loss given default (LGD) based on the Corporation’s historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include: the value of the underlying collateral, if applicable; the industry in which the obligor operates; the obligor’s liquidity and other financial indicators; and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of March 31, 2010, updates to the credit characteristics did not result in a material change in the allowance for loan and lease losses in the commercial portfolio. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment to consider the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, changes to underwriting standards, inherent uncertainty in models and their inputs and other qualitative factors.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 44 was $37.7 billion at March 31, 2010, an increase of $9.9 billion from December 31, 2009. This increase was primarily related to reserves recorded on January 1, 2010 in connection with the adoption of new consolidation guidance and higher reserve additions in the consumer real estate portfolios amid continued stress in the housing market. These items were partially offset by improving credit quality in the Global Card Services consumer portfolios. With respect to the consumer purchased credit-impaired portfolios, updates to our expected principal cash flows resulted in an increase in reserves through provision of $846 million, primarily in the home equity and discontinued real estate portfolios.

The allowance for commercial loan and lease losses was $9.2 billion at March 31, 2010, a $234 million decrease from December 31, 2009. The decrease was primarily due to reserve reductions in the small business portfolios within Global Card Services and Global Commercial Banking.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.82 percent at March 31, 2010, compared to 4.16 percent at December 31, 2009. The increase in the ratio was primarily due to consumer reserve increases for securitized loans consolidated under the new consolidation guidance, which have a higher loss content. In addition, the March 31, 2010 and the December 31, 2009 ratios include the impact of the purchased credit-impaired loan portfolio. Excluding the impacts of the purchased credit-impaired loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.48 percent at March 31, 2010 compared to 3.88 percent at December 31, 2009.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments such as letters of credit, financial guarantees and binding loan commitments (excluding commitments accounted for under the fair value option). Unfunded lending commitments are subject to the same assessment as funded loans, including estimates of PD and LGD. Due to the nature of unfunded commitments, the estimate of probable losses must also consider utilization. To estimate the portion of these undrawn commitments that is likely to be drawn by a borrower at the time of estimated default, analyses of the Corporation’s historical experience are applied to the unfunded commitments to estimate the funded Exposure at Default (EAD). The expected loss for unfunded lending commitments is the product of the PD, the LGD and the EAD, adjusted for any qualitative factors including economic uncertainty and inherent uncertainty in models.

The reserve for unfunded lending commitments at March 31, 2010 was $1.5 billion, $34 million higher than December 31, 2009, driven by updated estimates of amounts expected to be drawn, partially offset by accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions and customer utilizations of previously unfunded positions.

Table 43 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2010 and 2009.

  Table 43

  Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Allowance for loan and lease losses, January 1 before effect of adoption of new consolidation guidance	$37,200	$23,071
Allowance related to adoption of new consolidation guidance	10,788	n/a
Allowance for loan and lease losses, January 1	47,988	23,071

Loans and leases charged off
Residential mortgage	(1,076)	(799)
Home equity	(2,467)	(1,710)
Discontinued real estate	(27)	(15)
Credit card – domestic	(4,141)	(1,477)
Credit card – foreign	(674)	(203)
Direct/Indirect consumer	(1,372)	(1,497)
Other consumer	(76)	(117)
Total consumer charge-offs	(9,833)	(5,818)
Commercial – domestic (1)	(972)	(909)
Commercial real estate	(630)	(455)
Commercial lease financing	(26)	(69)
Commercial – foreign	(40)	(105)
Total commercial charge-offs	(1,668)	(1,538)
Total loans and leases charged off	(11,501)	(7,356)
Recoveries of loans and leases previously charged off
Residential mortgage	7	14
Home equity	70	29
Discontinued real estate	6	-
Credit card – domestic	178	51
Credit card – foreign	43	17
Direct/Indirect consumer	263	248
Other consumer	18	20
Total consumer recoveries	585	379
Commercial – domestic (2)	84	32
Commercial real estate	15	-
Commercial lease financing	5	2
Commercial – foreign	15	1
Total commercial recoveries	119	35
Total recoveries of loans and leases previously charged off	704	414
Net charge-offs	(10,797)	(6,942)
Provision for loan and lease losses	9,599	13,352
Other (3)	45	(433)
Allowance for loan and lease losses, March 31	46,835	29,048
Reserve for unfunded lending commitments, January 1	1,487	421
Provision for unfunded lending commitments	206	28
Other (4)	(172)	1,653
Reserve for unfunded lending commitments, March 31	1,521	2,102
Allowance for credit losses, March 31	$48,356	$31,150
Loans and leases outstanding at March 31 (5)	$971,955	$969,653
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (5)	4.82%	3.00%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31	5.70	3.52
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (5)	2.95	2.11
Average loans and leases outstanding (5)	$986,978	$986,538
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	4.44%	2.85%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (5,6)	139	122
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	1.07	1.03
Excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (5)	4.48%	2.96%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31	5.24	3.49
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (5)	2.95	2.13
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	4.61	2.98
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (5,6)	124	115
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	0.96	0.97

(1)	Includes small business commercial – domestic charge-offs of $625 million and $644 million for the three months ended March 31, 2010 and 2009.

(2)	Includes small business commercial – domestic recoveries of $23 million and $11 million for the three months ended March 31, 2010 and 2009.

(3)

For the three months ended March 31, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for $7.8 billion in held-to-maturity debt securities that were issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation.

(4)

For the three months ended March 31, 2009, amount represents the fair value of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion and the impact of funding previously unfunded portions.

(5)

Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans measured at fair value were $4.1 billion and $7.4 billion at March 31, 2010 and 2009. Average loans measured at fair value were $4.6 billion and $7.6 billion for the three months ended March 31, 2010 and 2009.

(6)	For more information on our definition of nonperforming loans, see the discussion beginning on page 142.
n/a = not applicable

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 44 presents our allocation by product type.

  Table 44

  Allocation of the Allowance for Credit Losses by Product Type

	March 31, 2010			January 1, 2010 (1)	December 31, 2009
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)	Amount	Amount	Percent of Total	Percent of Loans and Leases Outstanding (2)
Allowance for loan and lease losses (3)
Residential mortgage	$4,683	10.00%	1.91%	$4,607	$4,607	12.38%	1.90%
Home equity	12,178	26.00	8.12	10,733	10,160	27.31	6.81
Discontinued real estate	1,110	2.37	7.81	989	989	2.66	6.66
Credit card – domestic	13,703	29.26	11.34	15,102	6,017	16.18	12.17
Credit card – foreign	2,394	5.11	8.32	2,686	1,581	4.25	7.30
Direct/Indirect consumer	3,395	7.25	3.42	4,251	4,227	11.36	4.35
Other consumer	191	0.41	6.35	204	204	0.55	6.53
Total consumer	37,654	80.40	5.70	38,572	27,785	74.69	4.81
Commercial – domestic (4)	4,956	10.58	2.53	5,153	5,152	13.85	2.59
Commercial real estate	3,569	7.62	5.36	3,567	3,567	9.59	5.14
Commercial lease financing	278	0.59	1.30	291	291	0.78	1.31
Commercial – foreign	378	0.81	1.41	405	405	1.09	1.50
Total commercial (5)	9,181	19.60	2.95	9,416	9,415	25.31	2.96
Allowance for loan and lease losses	46,835	100.00%	4.82%	47,988	37,200	100.00%	4.16%
Reserve for unfunded lending commitments	1,521			1,487	1,487
Allowance for credit losses (6)	$48,356			$49,475	$38,687

(1)	Balances reflect impact of new consolidation guidance.

(2)

Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option for each loan and lease category. Loans accounted for under the fair value option include commercial – domestic loans of $2.5 billion and $3.0 billion, commercial – foreign loans of $1.5 billion and $1.9 billion, and commercial real estate loans of $101 million and $90 million at March 31, 2010 and December 31, 2009.

(3)	Current period is presented in accordance with new consolidation guidance.

(4)	Includes allowance for small business commercial – domestic loans of $2.1 billion and $2.4 billion at March 31, 2010 and December 31, 2009.

(5)	Includes allowance for loan and lease losses for impaired commercial loans of $934 million and $1.2 billion at March 31, 2010 and December 31, 2009.

(6)	Includes $5.1 billion and $3.9 billion related to purchased credit-impaired loans at March 31, 2010 and December 31, 2009.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and other trading operations, the ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 79 through 86 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

The Global Markets Risk Committee (GRC), chaired by the Global Markets Risk Executive, has been designated by ALMRC as the primary governance authority for Global Markets Risk Management including trading risk management.

The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting GBAM and prioritize those that need a proactive risk mitigation strategy. Market risks that impact lines of business outside of GBAM are monitored and governed by their respective governance authorities.

The GRC monitors significant daily revenues and losses by business and the primary drivers of the revenues or losses. Thresholds are in place for each of our businesses in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is provided to the GRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses that exceed what is considered to be normal daily income statement volatility.

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2010 as compared with the three months ended December 31, 2009. During the three months ended March 31, 2010, positive trading-related revenue was recorded for 100 percent of the trading days of which 95 percent were daily trading gains of over $25 million. This compares to the three months ended December 31, 2009, where positive trading-related revenue was recorded for 86 percent of the trading days of which 58 percent were daily trading gains of over $25 million, 10 percent of the trading days had losses greater than $25 million and the largest loss was $90 million. The increase in daily trading gains of over $25 million during the three months ended March 31, 2010 compared to the three months ended December 31, 2009 was driven by more effective positioning and market conditions.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VAR is a key statistic used to measure market risk. In order to manage day-to-day risks, VAR is subject to trading limits both for our overall trading portfolio and within individual businesses. All limit excesses are communicated to management for review.

A VAR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. VAR represents the worst loss the portfolio is expected to experience based on historical trends with a given level of confidence and depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VAR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VAR model may require additional modeling assumptions for new products that do not have extensive historical price data or for illiquid positions for which accurate daily prices are not consistently available.

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

The following graph shows daily trading-related revenue and VAR for the 12 months ended March 31, 2010. Actual losses did not exceed daily trading VAR in the twelve months ended March 31, 2010. Actual losses exceeded daily trading VAR two times in the twelve months ended March 31, 2009. Our VAR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year.

Table 45 presents average, high and low daily trading VAR for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009.

  Table 45

  Trading Activities Market Risk VAR

	Three Months Ended March 31, 2010			Three Months Ended December 31, 2009			Three Months Ended March 31, 2009
	VAR			VAR			VAR
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$48.0	$73.1	$25.4	$39.6	$55.4	$22.7	$15.6	$26.1	$9.7
Interest rate	63.8	82.9	42.9	83.1	114.4	63.1	68.3	92.1	48.4
Credit	208.3	287.2	173.7	184.2	265.4	133.1	241.6	338.7	184.3
Real estate/mortgage	63.8	82.9	42.9	63.9	81.3	55.1	51.3	70.4	41.4
Equities	63.1	90.9	34.4	59.2	87.6	33.9	36.3	54.9	27.1
Commodities	22.2	27.2	19.2	20.6	24.9	17.0	20.1	29.1	16.0
Portfolio diversification	(193.4)	-	-	(194.9)	-	-	(188.6)	-	-

Total market-based trading portfolio	$275.8	$375.2	$199.9	$255.7	$317.9	$200.8	$244.6	$325.2	$187.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

Average VAR increased $20 million during the three months ended March 31, 2010 as compared to December 31, 2009. The increase in average VAR was due to increases in most VAR risk factors, primarily credit VAR, partially offset by a decrease in interest rate risk VAR. The increase in credit VAR was primarily due to increased exposure in high-grade and high-yield global credit products.

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

Trading Portfolio Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VAR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with the enterprise-wide stress testing. A process has been established to ensure consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 126.

Interest Rate Risk Management for Nontrading Activities

Interest rate risk represents the most significant market risk exposure to our nontrading exposures. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect core net interest income. Interest rate risk is measured as the potential volatility in our core net interest income caused by changes in market interest rates. Client-facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities, as well as the impact of changing market conditions, is managed through our ALM activities.

Simulations are used to estimate the impact on core net interest income using numerous interest rate scenarios, balance sheet trends and strategies. These simulations evaluate how these scenarios impact core net interest income on short-term financial instruments, debt securities, loans, deposits, borrowings and derivative instruments. In addition, these simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. These simulations do not include the impact of hedge ineffectiveness.

Management analyzes core net interest income forecasts utilizing different rate scenarios with the baseline utilizing the forward interest rates. Management frequently updates the core net interest income forecast for changing assumptions and differing outlooks based on economic trends and market conditions. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to interest rate changes.

We prepare forward-looking forecasts of core net interest income. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have on these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at March 31, 2010 and December 31, 2009 are presented in the following table.

  Table 46

  Forward Rates

	March 31, 2010			December 31, 2009
	Federal Funds	Three- Month LIBOR	10-Year Swap	Federal Funds	Three- Month LIBOR	10-Year Swap
Spot rates	0.25%	0.29%	3.81%	0.25%	0.25%	3.97%
12-month forward rates	0.88	1.18	4.32	1.14	1.53	4.47

Table 47 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from March 31, 2010 and December 31, 2009, resulting from a 100 bps gradual parallel increase, a 100 bps gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bps gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income, see page 93.

  Table 47

  Estimated Core Net Interest Income

(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	March 31 2010	December 31 2009 (1)
+100 bps Parallel shift	+100	+100	$830	$598
-100 bps Parallel shift	-100	-100	(1,333)	(1,084)
Flatteners
Short end	+100	-	390	127
Long end	-	-100	(609)	(616)
Steepeners
Short end	-100	-	(679)	(444)
Long end	-	+100	473	476

(1)	Reported on a managed basis at December 31, 2009.

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated periods. For the three months ended March 31, 2010, the exposure as reported reflects impacts that may be realized in net interest income on the Consolidated Statement of Income. At December 31, 2009, the estimated exposure as reported reflects impacts that would have been realized primarily in net interest income and card income.

Our core net interest income was asset sensitive to a parallel move in interest rates at both March 31, 2010 and December 31, 2009. Beyond what is already implied in the forward market curve, the interest rate risk position has become more exposed to declining rates since December 31, 2009, driven primarily by a decrease in interest rates. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities and includes MBS and to a lesser extent corporate, municipal and other investment grade debt securities. At March 31, 2010 and December 31, 2009, AFS debt securities were $316.0 billion and $301.6 billion. During the three months ended March 31, 2010 and 2009, we purchased AFS debt securities of $64.9 billion and $6.6 billion, sold $34.3 billion and $51.8 billion, and had maturities and received paydowns of $18.7 billion and $13.9 billion. We realized $734 million and $1.5 billion in gains on sales of debt securities during the three months ended March 31, 2010 and 2009. In addition, we securitized $1.6 billion and $388 million of residential mortgage loans into MBS which we retained during the three months ended March 31, 2010 and 2009.

Accumulated OCI includes a $2.3 billion net after-tax unrealized gain at March 31, 2010, including $36 million of net unrealized gains related to AFS debt securities and $2.3 billion of net unrealized gains related to AFS marketable equity securities. Total market value of the AFS debt securities was $316.0 billion at March 31, 2010 with a weighted-average duration of 4.6 years and primarily relates to our MBS portfolio.

The amount of pre-tax accumulated OCI related to AFS debt securities improved by $1.1 billion during the three months ended March 31, 2010 to $57 million. For those securities that are in an unrealized loss position, we have the intent and ability to hold these securities to recovery and it is more likely than not that we will not be required to sell the securities prior to recovery.

We recognized $601 million and $371 million of other-than-temporary impairment losses through earnings on AFS debt securities during the three months ended March 31, 2010 and 2009. We also recognized $326 million of other-than-temporary impairment losses on AFS marketable equity securities during the three months ended March 31, 2009.

The recognition of impairment losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost, the financial condition of the issuer of the security and its ability to recover market value and our intent and ability to hold the security to recovery. Based on our evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at March 31, 2010 are other-than-temporarily impaired.

Residential Mortgage Portfolio

At March 31, 2010 and December 31, 2009, residential mortgages were $245.0 billion and $242.1 billion. During the three months ended March 31, 2010 and 2009, we retained $10.9 billion and $5.1 billion in first mortgages originated by Home Loans & Insurance. Outstanding loans increased $2.9 billion at March 31, 2010 compared to December 31, 2009 primarily due to the repurchase of FHA insured mortgages from Government National Mortgage Association (GNMA) securities and origination of FHA insured loans during the three months ended March 31, 2010. During the three months ended March 31, 2010 and 2009, we securitized $1.6 billion and $388 million of residential mortgage loans into MBS which we retained. We recognized gains of $38 million on these securitizations during the three months ended March 31, 2010. For more information on these securitizations, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. During the three months ended March 31, 2010 and 2009, we had no purchases of residential mortgages related to ALM activities. We sold $243 million of residential mortgages during the three months ended March 31, 2010 of which $231 million were originated residential mortgages and $12 million were previously purchased from third parties. These sales resulted in net gains of $4 million. This compares to sales of $557 million of residential mortgages during the three months ended March 31, 2009 of which $161 million were originated residential mortgages and $396 million were previously purchased from third parties. These sales resulted in net gains of $18 million. We received paydowns of $8.4 billion and $9.8 billion during the three months ended March 31, 2010 and 2009.

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

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 48 reflects the notional amounts, fair value, weighted-average receive fixed and pay fixed rates, expected maturity and estimated duration of our open ALM derivatives at March 31, 2010 and December 31, 2009. These amounts do not include derivative hedges on our net investments in consolidated foreign operations and MSRs.

Changes to the composition of our derivatives portfolio during the three months ended March 31, 2010 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions increased to $7.7 billion at March 31, 2010 from $6.5 billion at December 31, 2009. Our interest rate swap positions, including foreign exchange contracts, were a net receive fixed position of $36.4 billion at March 31, 2010 compared to a net receive fixed position of $52.2 billion at December 31, 2009. The decrease in the notional levels of our interest rate swap position was driven by the net addition of $21.7 billion in pay fixed swaps, $3.8 billion in foreign currency-denominated receive fixed swaps and $2.1 billion in U.S. dollar-denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps was $145.6 billion and $122.8 billion at March 31, 2010 and December 31, 2009. The $22.8 billion notional change was primarily due to new trade activity during the first quarter of 2010 to mitigate residual cross currency basis risk on our economic hedge portfolio. Our futures and forwards net notional position, which reflects the net of long and short positions, was a long position of $6.6 billion at March 31, 2010 compared to a long position of $10.6 billion at December 31, 2009.

The following table includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments. The fair value of net ALM contracts increased $1.3 billion to a gain of $13.6 billion at March 31, 2010 from a gain of $12.3 billion at December 31, 2009. The increase was primarily attributable to changes in the value of U.S. dollar-denominated receive fixed interest rate swaps of $1.4 billion, foreign exchange contracts of $1.1 billion and futures and forward rate contracts of $63 million. The increase was partially offset by a loss from the changes in the value of pay fixed interest rate swaps of $1.0 billion and foreign exchange basis swaps of $296 million.

  Table 48

  Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2010
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2010	2011	2012	2013	2014	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$5,446								4.26
Notional amount		$112,685	$15,238	$8	$36,204	$7,323	$8,597	$45,315
Weighted-average fixed-rate		3.69%	1.74%	1.00%	2.49%	4.06%	3.52%	5.29%
Pay fixed interest rate swaps (1)	139								6.79
Notional amount		$126,165	$2,500	$50,810	$15,721	$806	$3,729	$52,599
Weighted-average fixed-rate		3.04%	1.82%	2.37%	2.17%	3.77%	2.61%	4.02%
Same-currency basis swaps (3)	122
Notional amount		$54,878	$739	$8,407	$14,427	$12,227	$9,121	$9,957
Foreign exchange basis swaps (2, 4, 5)	4,337
Notional amount		145,565	9,258	15,461	22,921	23,838	32,191	41,896
Option products (6)	164
Notional amount		7,674	645	2,031	2,092	740	603	1,563
Foreign exchange contracts (2, 5, 7)	3,288
Notional amount (8)		110,410	65,915	7,926	4,058	6,778	10,405	15,328
Futures and forward rate contracts	55
Notional amount (8)		6,614	6,614	-	-	-	-	-
Net ALM contracts	$13,551

December 31, 2009
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2010	2011	2012	2013	2014	Thereafter	Average Estimated Duration

Receive fixed interest rate swaps (1, 2)	$4,047								4.34
Notional amount		$110,597	$15,212	$8	$35,454	$7,333	$8,247	$44,343
Weighted-average fixed-rate		3.65%	1.61%	1.00%	2.42%	4.06%	3.48%	5.29%
Pay fixed interest rate swaps (1)	1,175								4.18
Notional amount		$104,445	$2,500	$50,810	$14,688	$806	$3,729	$31,912
Weighted-average fixed-rate		2.83%	1.82%	2.37%	2.24%	3.77%	2.61%	3.92%
Same-currency basis swaps (3)	107
Notional amount		$42,881	$4,549	$8,593	$11,934	$5,591	$5,546	$6,668
Foreign exchange basis swaps (2, 4, 5)	4,633
Notional amount		122,807	7,958	10,968	19,862	18,322	31,853	33,844
Option products (6)	174
Notional amount		6,540	656	2,031	1,742	244	603	1,264
Foreign exchange contracts (2, 5, 7)	2,144
Notional amount (8)		103,726	63,158	3,491	3,977	6,795	10,585	15,720
Futures and forward rate contracts	(8)
Notional amount (8)		10,559	10,559	-	-	-	-	-
Net ALM contracts	$12,272

(1)

At March 31, 2010 and December 31, 2009, the receive fixed interest rate swap notional amounts that represented forward starting swaps and will not be effective until their respective contractual start dates were $240 million and $2.5 billion, and the forward starting pay fixed swap positions were $76.8 billion for both periods.

(2)

Does not include basis adjustments on fixed-rate debt issued by the Corporation and hedged under fair value hedges using derivatives designated as hedging instruments that substantially offset the fair values of these derivatives.

(3)

At March 31, 2010 and December 31, 2009, same-currency basis swaps consist of $54.9 billion and $42.9 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.

(6)

Option products of $7.7 billion and $6.5 billion at March 31, 2010 and December 31, 2009 were comprised of $177 million and $177 million in purchased caps and $7.5 billion and $6.3 billion in swaptions.

(7)

Foreign exchange contracts include foreign currency-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional amount was comprised of $49.8 billion in foreign currency-denominated and cross-currency receive fixed swaps and $60.6 billion in foreign currency forward rate contracts at March 31, 2010, and $46.0 billion in foreign currency-denominated and cross-currency receive fixed swaps and $57.7 billion in foreign currency forward rate contracts at December 31, 2009.

(8)	Reflects the net of long and short positions.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities, including certain compensation costs and other forecasted transactions (collectively referred to as cash flow hedges). From time to time, we also utilize equity-indexed derivatives accounted for as cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $2.7 billion and $2.5 billion at March 31, 2010 and December 31, 2009. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at March 31, 2010, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.2 billion, or 27 percent within the next year, 70 percent within five years, and 89 percent within 10 years, with the remaining 11 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

In addition to the derivatives disclosed in Table 48, we hedge our net investment in foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated foreign entities at March 31, 2010.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At March 31, 2010 and December 31, 2009, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $132.1 billion and $161.4 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, euro dollar futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at March 31, 2010 were $1.2 trillion and $71.9 billion, for a total notional amount of $1.3 trillion. At December 31, 2009, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.3 trillion and $67.6 billion, for a total notional amount of $1.4 trillion. For the three months ended March 31, 2010, we recorded gains in mortgage banking income of $892 million related to the change in fair value of these economic hedges as compared to gains of $211 million for the same period in 2009. For additional information on MSRs, see Note 16 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Home Loans & Insurance beginning on page 102.

Compliance Risk Management

Compliance risk is the risk posed by the failure to manage regulatory, legal and ethical issues that could result in monetary damages, losses or harm to our reputation or image. The Seven Elements of a Compliance Program® provides the framework for the compliance programs that are consistently applied across the Corporation to manage compliance risk. This framework includes a common approach to commitment and accountability, policies and procedures, controls and supervision, monitoring, regulatory change management, education and awareness, and reporting. For more information on our Compliance Risk Management activities, refer to page 86 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, not solely in operations functions, and its effects may extend beyond financial losses. It includes legal risk but not strategic risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Under the Basel II Rules, an operational loss event is an event that results in a loss and is associated with any of the following seven operational loss event categories: internal fraud; external fraud; employment practices and workplace safety; clients, products and business practices; damage to physical assets; business disruption and system failures; and execution, delivery and process management. Specific examples of loss events include robberies, internal fraud, processing errors and physical losses from natural disasters.

We approach operational risk management from two perspectives: the enterprise and line of business. The Operational Risk Committee, which reports to the Audit Committee of the Board, is responsible for operational risk policies, measurement and management, and control processes. Within Global Risk Management, Corporate Operational Risk Management develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization.

For more information on our Operational Risk Management activities, refer to pages 86 and 87 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.

The more judgmental estimates are summarized below and in Complex Accounting Estimates beginning on page 88 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K. We have identified and described the development of the variables most important in the estimation processes that, with the exception of accrued taxes, involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact net income. Separate from the possible future impact to net income from input and model variables, the value of our lending portfolio and market sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

 Level 3 Assets and Liabilities

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include private equity investments, consumer MSRs, ABS, highly structured, complex or long-dated derivative contracts, structured notes and certain CDOs, for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model is not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques for which the determination of fair value requires significant management judgment or estimation. In the first quarter of 2010, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $103.2 billion and $103.6 billion at March 31, 2010 and December 31, 2009 and represented approximately 13 percent and 14 percent of assets measured at fair value (or four percent and five percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $20.0 billion and $21.8 billion at March 31, 2010 and December 31, 2009 and represented approximately eight percent and 10 percent of the liabilities measured at fair value (or approximately one percent of total liabilities for both periods). At March 31, 2010, $20.3 billion, or 10 percent, of trading account assets were classified as Level 3 assets, and $399 million, or less than one percent of trading account liabilities, were classified as Level 3 liabilities. At March 31, 2010, $22.3 billion, or 29 percent, of derivative assets were classified as Level 3 assets, and $13.7 billion or 29 percent, of derivative liabilities were classified as Level 3 liabilities. See Note 14 – Fair Value Measurements to the Consolidated Financial Statements for a tabular presentation of the fair values of Level 1, 2 and 3 assets and liabilities at March 31, 2010 and December 31, 2009 and detail of Level 3 activity for the three months ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, we recognized gains of $1.5 billion on Level 3 assets and liabilities which were primarily gains on net derivatives and partially offset by changes in the value of MSRs and other-than-temporary impairment losses on non-agency RMBS. We also recorded unrealized losses of $450 million (pre-tax) in accumulated OCI on Level 3 assets and liabilities during the three months ended March 31, 2010. Which were primarily related to non-agency RMBS. The gains in net derivatives were driven by positive valuation adjustments on our IRLCs.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are effective as of the beginning of the quarter. During the three months ended March 31, 2010, the more significant transfers into Level 3 included $1.1 billion of municipal ARS positions included in trading account assets, $1.3 billion of net derivative assets and $1.1 billion of non-agency RMBS in AFS securities. Transfers into Level 3 for ARS positions relate to reduced price transparency as a result of lower levels of trading activity. Transfers into Level 3 for net derivative contracts primarily relate to a lack of price observability for certain credit default swaps. Transfers into Level 3 for non-agency RMBS are due to an increase in the number of securities priced using a discounted cash flow model.

 Goodwill and Intangible Assets

The nature of and accounting for goodwill and intangible assets are discussed in detail in Note 10 – Goodwill and Intangible Assets and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K as well as Complex Accounting Estimates beginning on page 88 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, or in interim periods if events or circumstances indicate a potential impairment. A reporting unit is a business segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

We perform our annual goodwill impairment test for all reporting units as of June 30 each year. In performing the first step of the 2009 two-step annual impairment analysis, we compared the fair value of each reporting unit to its current carrying amount, including goodwill.

Based on the results of step one of the impairment test, we determined that the carrying amount of the Home Loans & Insurance and Global Card Services reporting units, including goodwill, exceeded their fair value. Because the carrying amount exceeded the fair value, we performed step two of the goodwill impairment test for these reporting units as of June 30, 2009. For all other reporting units, step two was not required as their fair value exceeded their carrying amount in step one indicating there was no impairment. In step two, we compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. We determined the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on the results of step two of the impairment test as of June 30, 2009, we determined that goodwill was not impaired in the Home Loans & Insurance or Global Card Services reporting units. For additional information on our goodwill impairment testing methodology and the results of our June 30, 2009 annual test, see Goodwill and Intangible Assets beginning on page 90 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

Given the results of our annual impairment test and due to continued stress on Home Loans & Insurance and Global Card Services as a result of current market conditions, we concluded that we should perform an additional impairment analysis for these two reporting units as of March 31, 2010. In step one of the goodwill impairment analysis, the fair value of Home Loans & Insurance was estimated with equal weighting assigned to the market approach and the income approach. The fair value of Global Card Services was estimated under the income approach. Under the market approach valuation for Home Loans & Insurance, significant assumptions were consistent with the assumptions used in our annual impairment tests as of June 30, 2009 and included market multiples and a control premium. In the Global Card Services valuation under the income approach, the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. Consistent with the June 30, 2009 annual impairment test, the carrying amount exceeded the fair value for Home Loans & Insurance requiring that we perform step two. Although Global Card Services passed step one of the goodwill impairment analysis, to further substantiate the value of the goodwill balance, we also performed the step two analysis for this reporting unit. At March 31, 2010, the carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance were $27.4 billion, $19.2 billion and $4.8 billion, respectively, and for Global Card Services were $43.2 billion, $46.5 billion and $22.3 billion, respectively. The estimated fair value as a percent of the carrying amount at March 31, 2010 was 70 percent for Home Loans & Insurance and 108 percent for Global Card Services. Under step two of the goodwill impairment analysis for both reporting units, significant assumptions in measuring the fair value of the assets and liabilities of the reporting units including discount rates, loss rates, interest rates and new account growth were updated in light of the improvement in economic conditions. Based on the results of step two of our impairment tests, there was no goodwill impairment as of March 31, 2010.

If economic conditions deteriorate or other events adversely impact the business models and the related assumptions including discount rates, loss rates, interest rates and new account growth used to value these reporting units, there could be a change in the valuation of our goodwill and intangible assets which could result in the recognition of impairment losses in future periods. With any assumption change, when a prolonged change in performance causes the fair value of the reporting unit to fall below the carrying amount of goodwill, goodwill impairment will occur.

Glossary

Alt-A Mortgage – Alternative-A mortgage, a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or “prime,” and less risky than “subprime,” the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher LTVs.

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

Core Net Interest Income – Net interest income on a fully taxable-equivalent basis excluding the impact of market-based activities.

Credit Default Swap – A derivative contract that provides protection against the deterioration of credit quality and allows one party to receive payment in the event of default by a third party under a borrowing arrangement.

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

Making Home Affordable Program (MHA) – A U.S. Treasury program to reduce the number of foreclosures and make it easier for homeowners to refinance loans. The program is comprised of the Home Affordable Modification Program (HAMP) which provides guidelines on loan modifications and is designed to help at-risk homeowners avoid foreclosure by reducing monthly mortgage payments and provides incentives to lenders to modify all eligible loans that fall under the program guidelines and the Home Affordable Refinance Program (HARP) which is available to homeowners who have a proven payment history on an existing mortgage owned by FNMA or FHLMC and is designed to help eligible homeowners refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance ARMs into more stable fixed-rate mortgages. In addition, the Second Lien Program is a part of the MHA. For more information on this program, see the separate definition for the Second Lien Program.

Mortgage Servicing Right (MSR) – The right to service a mortgage loan when the underlying loan is sold or securitized. Servicing includes collections for principal, interest and escrow payments from borrowers and accounting for and remitting principal and interest payments to investors.

Net Interest Yield – Net interest income divided by average total interest-earning assets.

Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (troubled debt restructurings or TDRs). Loans accounted for under the fair value option, purchased credit-impaired loans and loans held-for-sale are not reported as nonperforming loans and leases. Past due consumer credit card loans, consumer non-real estate-secured loans, unsecured consumer loans, consumer loans secured by real estate where repayments are insured by the Federal Housing Administration and business card loans are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.

Purchased Credit-impaired Loan – A loan purchased as an individual loan, in a portfolio of loans or in a business combination with evidence of deterioration in credit quality since origination for which it is probable, upon acquisition, that the investor will be unable to collect all contractually required payments. These loans are written down to fair value at the acquisition date.

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

Temporary Liquidity Guarantee Program (TLGP) – A program announced on October 14, 2008 by the FDIC which is comprised of the Debt Guarantee Program under which the FDIC guaranteed, for a fee, all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits, issued by participating entities through October 31, 2009, with an emergency guarantee facility that was available through April 30, 2010; and the Transaction Account Guarantee Program (TAGP) under which the FDIC will guarantee, for a fee, noninterest-bearing deposit accounts held at participating FDIC-insured depository institutions until December 31, 2010.

Tier 1 Common Capital – Tier 1 capital including CES, less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries.

Troubled Asset Relief Program (TARP) – A program established under the Emergency Economic Stabilization Act of 2008 by the U.S. Treasury to, among other things, invest in financial institutions through capital infusions and purchase mortgages, MBS and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

 Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALMRC	Asset and Liability Market Risk Committee
ALM	Asset and liability management
ARM	Adjustable-rate mortgage
ARS	Auction rate securities
BPS	Basis points
CDO	Collateralized debt obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Federal Home Loan Mortgage Corporation
FICC	Fixed income, currencies and commodities
FNMA	Federal National Mortgage Association
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GRC	Global Markets Risk Committee
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan statistical area
OCI	Other comprehensive income
OTC	Over-the-counter
QSPE	Qualifying special purpose entity
RMBS	Residential mortgage-backed securities
ROC	Risk Oversight Committee
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SPE	Special purpose entity
VIE	Variable interest entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management beginning on page 165 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

 Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), the Corporation’s management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 Changes in internal controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended March 31, 2010. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation's preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted- average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority (2)
				Amounts	Shares
January 1-31, 2010	6,777	$15.87	-	$-	-
February 1-28, 2010	51,506	14.54	-	-	-
March 1-31, 2010	76	14.13	-	-	-
Three months ended March 31, 2010	58,359	$14.69	-

(1)

Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment related to awards under equity incentive plans.

(2)

On July 23, 2008, the Board authorized a stock repurchase program of up to 75 million shares of the Corporation’s common stock at an aggregate cost not to exceed $3.75 billion, which was limited to a period of 12 to 18 months. The stock repurchase program expired on January 23, 2010.

The Corporation did not have any unregistered sales of its equity securities during the three months ended March 31, 2010.

Item 5. Other Information

1.	A special meeting of stockholders was held on February 23, 2010.

2.	The following are the voting results on the proposals submitted to the stockholders at the special meeting of stockholders, each of which proposals were approved based on the results below:

a.

To adopt an amendment to the Bank of America Corporation amended and restated certificate of incorporation to increase the number of authorized shares of Common Stock from 10 billion to 11.3 billion (1)

For	Against	Abstentions
6,620,358,705	336,233,514	44,618,867

(1)	Common Stock only results were 6,585,513,401 For; 335,023,021 Against; and 44,330,039 Abstentions

b.

To approve the adjournment of the special meeting of stockholders, if necessary or appropriate, to solicit additional proxies, in the event that there are not sufficient votes at the time of the special meeting of stockholders to approve the proposal to adopt an amendment to the Bank of America Corporation amended and restated certificate of incorporation to increase the number of authorized shares of Common Stock from 10 billion to 11.3 billion

For	Against	Abstentions	Broker Non-Votes
5,709,680,779	1,212,455,334	61,072,773	2,200

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)

Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-06523)

Exhibit 4(a)

Warrant Agreement (including form of Warrant) for 150,375,940 Warrants, dated March 3, 2010, among the Corporation, Computershare Inc. and Computershare Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-A for the A Warrants filed on March 4, 2010 (File No. 1-06523)

Exhibit 4(b)

Warrant Agreement (including form of Warrant) for 121,792,790 Warrants, dated March 3, 2010, among the Corporation, Computershare Inc. and Computershare Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-A for the B Warrants filed on March 4, 2010 (File No. 1-06523)

Exhibit 10(a)

Offer Letter between the Corporation and Charles H. Noski dated April 13, 2010, incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on April 16, 2010 (File No. 1-06523) (2)

Exhibit 10(b)

Bank of America Corporation 2003 Key Associate Stock Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed on May 3, 2010 (File No. 1-06523) (2)

Exhibit 10(c)	Letter agreement dated February 22, 2010 between the Corporation and Gregory L. Curl (1, 2 )

Exhibit 11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Filed herewith
(2)	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: May 7, 2010	/s/ Neil A. Cotty
Neil A. Cotty
Interim Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)

Amended and Restated Bylaws of the Corporation, as in effect on the date hereof, incorporated herein by reference to Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No.1-06523)

Exhibit 4(a)

Warrant Agreement (including form of Warrant) for 150,375,940 Warrants, dated March 3, 2010, among the Corporation, Computershare Inc. and Computershare Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-A for the A Warrants filed on March 4, 2010 (File No.1-06523)

Exhibit 4(b)

Warrant Agreement (including form of Warrant) for 121,792,790 Warrants, dated March 3, 2010, among the Corporation, Computershare Inc. and Computershare Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 of the Corporation’s Form 8-A for the B Warrants filed on March 4, 2010 (File No.1-06523)

Exhibit 10(a)

Offer Letter between the Corporation and Charles H. Noski dated April 13, 2010, incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on April 16, 2010 (File No.1-06523) (2)

Exhibit 10(b)

Bank of America Corporation 2003 Key Associate Stock Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed on May 3, 2010 (File No.1-06523) (2)

Exhibit 10(c)	Letter agreement dated February 22, 2010 between the Corporation and Gregory L. Curl (1, 2 )

Exhibit 11	Earnings Per Share Computation - included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Filed herewith
(2)	Exhibit is a management contract or compensatory plan or arrangement.